Form 10-K
period 1993-12-31
KIMBERLY CLARK CORP
filed 1994-03-24
CIK 55785

FORM 10-K

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

(Mark One)

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993
                                            OR
[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-225

                                KIMBERLY-CLARK CORPORATION
                  (Exact name of registrant as specified in its charter)

          Delaware                                        39-0394230
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

P. O. Box 619100, Dallas, Texas                          75261-9100
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (214) 830-1200

                Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
                Title of each class                    on which registered
- ------------------------------------------------    ------------------------
Common Stock - $1.25 Par Value; Preferred Share      New York Stock Exchange
  Purchase Rights                                    Chicago Stock Exchange
                                                     Pacific Stock Exchange


      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X    .  No          .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incor-porated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 18, 1994, 161,014,091 shares of common stock were outstanding, and the aggregate market value of the common stock on such date (based on the closing price of these shares on the New York Stock Exchange) of Kimberly-Clark Corporation held by nonaffiliates was approximately $9,138 million.

                           (Continued)

FACING SHEET
(Continued)



Documents Incorporated By Reference

Kimberly-Clark Corporation's 1993 Annual Report to Stockholders and 1994 Proxy Statement contain much of the information required in this Form 10-K, and portions of those documents are incorporated by reference from the applicable sections of those reports. The following chart identifies the sections of the Corporation's 1993 Annual Report on Form 10-K which incorporate by reference portions of the Corporation's 1993 Annual Report to Stockholders or portions of the 1994 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such documents are incorporated by reference. The portions of such documents that are not incorporated by reference herein shall not be deemed to be filed with the Commission as part of this Form 10-K.


   Document of Which Portions                                   Parts of this Form 10-K
  are Incorporated by Reference                                  in Which Incorporated
- ------------------------------------------------     -----------------------------------------------
1993 Annual Report to Stockholders                    Part I
  (Year ended December 31, 1993)                        Item 1.  Business

                                                      Part II
                                                        Item 5.  Market for the Registrant's
                                                          Common Stock and Related Stockholder
                                                          Matters

                                                        Item 7.  Management's Discussion and
                                                          Analysis of Financial Condition and
                                                          Results of Operation

                                                        Item 8.  Financial Statements and
                                                          Supplementary Data

                                                      Part IV
                                                        Item 14.  Exhibits, Financial Statement
                                                          Schedules, and Reports on Form 8-K


1994 Proxy Statement                                  Part III
                                                        Item 10.  Directors and Executive
                                                          Officers of the Registrant

                                                        Item 11.  Executive Compensation

                                                        Item 12.  Security Ownership of
                                                          Certain Beneficial Owners and
                                                          Management

                                                        Item 13.  Certain Relationships and
                                                          Related Transactions

PART I

ITEM 1.  BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. As used in Items 1, 2 and 7 of this Form 10-K Annual Report, the term "Corporation" refers to Kimberly-Clark Corporation and its consolidated subsidiaries. In the remainder of this Form 10-K Annual Report, the terms "Kimberly-Clark" or "Corporation" refer to Kimberly-Clark Corporation.

Financial information about product classes and results, and foreign and domestic operations, and information about principal products and markets of the Corporation, contained under the caption "Management's Discussion and Analysis" and in
Note 12 to the Financial Statements contained in the 1993 Annual Report to Stockholders, are incorporated in this Item 1 by reference.

Description of the Corporation. Kimberly-Clark is principally engaged in the manufacturing and marketing throughout the world of a wide range of products for personal, business and industrial uses. Most of these products are made from natural and synthetic fibers using advanced technologies in absorbency, fibers and nonwovens.

The Corporation's products and services are segmented into three classes.

Class I includes tissue products for household, commercial, institutional and industrial uses; infant, child, feminine and incontinence care products; industrial and commercial wipers; health care products; and related products. Class I products are sold under a variety of well-known brand names, including Kleenex, Huggies, Pull-Ups, Kotex, New Freedom, Lightdays, Depend, Poise, Hi-Dri, Delsey, Spenco, Kimguard and Kimwipes.

Products for home use are sold through supermarkets, mass merchandisers, drugstores, warehouse clubs, home health care stores, variety stores, department stores and other retail outlets, as well as to wholesalers. Other products in this class are sold to distributors, converters and end-users.

Pulp produced by the Corporation, including amounts sold to other companies, is included in Class I, except for pulp manufactured for newsprint and certain specialty papers which is included in Class II.

Class II includes newsprint, printing papers, premium business and correspondence papers, tobacco industry papers and products, technical papers, and related products.

Newsprint and groundwood printing papers are sold directly to newspaper publishers and commercial printers. Other papers and specialty products in this class are sold directly to users, converters, manufacturers, publishers and printers, and through paper merchants, brokers, sales agents and other resale agencies.

PART I
(Continued)



ITEM 1.  BUSINESS (Continued)

Class III includes aircraft services, commercial air transportation and other products and services.

The Corporation owns various patents and trademarks registered domestically and in certain foreign countries. The Corporation considers the patents and trademarks which it owns and the trademarks under which it sells certain of its products, in each instance in the aggregate, to be material to its business. Consequently, the Corporation seeks patent and trademark protection by all available means, including registration. A partial list of the Corporation's trademarks is included under the caption "Trademarks" contained in the 1993 Annual Report to Stockholders and is incorporated herein by reference.

EMPLOYEES. In its worldwide consolidated operations, the Corporation had 42,131 employees as of December 31, 1993.

RAW MATERIALS. Cellulose fibers in the form of wood pulp are the primary raw material for the Corporation's paper and tissue products and are important components in disposable diapers, training pants, feminine pads and incontinence care products. Certain specialty papers are manufactured with other cellulose fibers such as flax straw and cotton. Large amounts of secondary and recycled fibers are also consumed, primarily in tissue products. Superabsorbent materials are important components in disposable diapers, training pants and incontinence care products. Polypropylene and other synthetics are primary raw materials for manufacturing nonwoven fabrics which are used in disposable diapers, training pants, feminine pads, incontinence and health care products and industrial wipers. Most secondary fibers and all synthetics are purchased. Wood pulp and nonwood cellulose fibers are produced by the Corporation and purchased from others. The Corporation considers the supply of such raw materials to be adequate to meet the needs of its businesses.

For its worldwide consolidated operations, the Corporation's pulp mills at Coosa Pines, Alabama, and Terrace Bay, Ontario, had the capacity to supply about two-thirds of the 1993 wood pulp requirements for products other than newsprint. The Corporation's newsprint mill at Coosa Pines produces substantially all of its own pulp requirements.

The Corporation owns or controls 5.1 million acres of forestland in North America, primarily as a source of fiber for pulp production. Approximately .4 million acres are owned and
4.7 million acres, principally in Canada, are held under long-term Crown rights or leases.

Certain states have adopted laws and entered into agreements with publishers requiring newspapers sold in such states to contain specified amounts of recycled paper. The Corporation provides certain newspaper publishers with newsprint containing specified amounts of recycled paper.

COMPETITION. The Corporation competes in numerous domestic and foreign markets. The number of competitors and the Corpora-tion's competitive positions in those markets vary. In general, in the sale of its principal products, the Corporation faces strong competition from other manufacturers, some of which are larger and more diversified than the Corporation.
The Corporation has one major competitor, and several regional competitors, in its disposable diaper business and several major competitors in its household and other tissue-based products, and feminine and incontinence care products businesses.

During 1993, in the U.S., private label and economy branded competitors continued to expand distribution of their disposable training pants nationally in competition with the Corporation's training pants business, and, in the fourth quarter, a major competitor initiated regional introductions of a branded training pant. In foreign markets, the Corporation has encountered increased competition and expects to encounter significant competition in connection with its introduction of training pants and diapers in Europe. Depending on the characteristics of the market involved, the Corporation com-petes on the basis of product quality and performance, price, service, packaging, distribution, advertising and promotion.

RESEARCH AND DEVELOPMENT. At year-end 1993, approximately 1,200 of the Corporation's employees were engaged in research and development activities and were located in Neenah, Wisconsin; Roswell, Georgia; Coosa Pines, Alabama; Troy, Ohio; Munising, Michigan; Waco, Texas; the United Kingdom; and France. A major portion of total research and development expenditures is directed toward new or improved personal care, health care, household products, and nonwoven materials. Consolidated research and development expenditures were $158.5 million in 1993, $156.1 million in 1992 and $148.8 million in 1991.

ENVIRONMENTAL MATTERS. Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Corporation's facilities in the United States are estimated to be $54 million in 1994 and $15 million in 1995. Such expenditures are not expected to have a material effect on the Corporation's total capital expenditures, consolidated earnings or competitive position; however, these estimates could be modified as a result of changes in the Corporation's plans, changes in legal requirements or other factors.

RISKS FOR FOREIGN OPERATIONS. The products of the Corporation and its equity companies are made in 21 countries outside the U.S. Consumer products made abroad or in the U.S. are marketed in approximately 150 countries. Because these countries are so numerous, it is not feasible to generally characterize the risks involved. Such risks vary from country to country and include such factors as tariffs, trade restrictions, changes in currency value, economic conditions and international relations.

INSURANCE. The Corporation maintains coverage consistent with industry practice for most risks that are incident to its operations.

ITEM 2.  PROPERTIES

Management believes that the Corporation's production facilities are suitable for their purpose and adequate to support its businesses. The extent of utilization of individual facilities varies, but generally they operate at or near capacity. New facilities of the Corporation are under construction and others are being expanded. Principal facilities and products or groups of products made at these facilities are listed on the following pages. In addition, the principal facilities of the Corporation's equity companies and the products or groups of products made at such facilities are included on the following pages. Products described as consumer, service and/or nonwoven products include tissue products for household, commercial, institutional and industrial uses; infant, child, feminine and incontinence care products; industrial and commercial wipers; health care products; and related products.

PART I
(Continued)



ITEM 2.  PROPERTIES (Continued)

Headquarters Locations
   Dallas, Texas
   Roswell, Georgia
   Neenah, Wisconsin

Administrative Center
   Knoxville, Tennessee

Production and Service Facilities

United States

Alabama
   Ashville - Wood chips
   Coosa Pines - Newsprint, groundwood printing papers, pulp, seedling nursery
   Goodwater - Lumber
   Nixburg - Wood chips
   Roanoke - Wood chips
   Westover - Lumber
Arizona
   Tucson - Nonwoven products
Arkansas
   Conway - Consumer products
   Maumelle - Consumer products
California
   Fullerton - Consumer products
Connecticut
   New Milford - Consumer products
Georgia
   LaGrange - Nonwoven materials and products
Massachusetts
   Lee - Tobacco industry papers, thin papers, service products
   Westfield - Aviation services
Michigan
   Munising - Printing and base papers
Mississippi
   Corinth - Nonwoven materials, service products
New Jersey
   Montvale - Aviation services
   Spotswood - Tobacco industry papers and products
New York
   Ancram - Tobacco industry papers and products
North Carolina
   Hendersonville - Nonwoven materials and products
   Lexington - Nonwoven materials and products
Ohio
   Troy - Adhesive-coated products
Oklahoma
   Jenks - Consumer products
South Carolina
   Beech Island - Consumer and service products

Tennessee
   Loudon - Service products
   Memphis - Consumer and service products
Texas
   Dallas - Aviation services
   Paris - Consumer products
   Waco - Consumer and service products
Utah
   Ogden - Consumer products
Wisconsin
   Appleton - Aviation services
   Milwaukee - Commercial airline service
   Neenah - Consumer and service products, nonwoven materials, business and correspondence papers
   Whiting - Business and correspondence papers


Outside the United States

Australia
  *Albury - Nonwoven materials and products
  *Ingleburn (near Sydney) - Consumer products
  *Lonsdale (near Adelaide) - Consumer products
  *Millicent - Consumer and service products
  *Seven Hills (near Sydney) - Consumer and service products
  *Tantanoola - Pulp
  *Warwick Farm (near Sydney) - Consumer and service products
Brazil
   Mogi das Cruzes (near Sao Paulo) - Consumer and service
      products
Canada
   Huntsville, Ontario - Consumer and service products Rexdale, Ontario (near Toronto) - Consumer and service products
   St. Catharines, Ontario - Consumer and service products,
      base papers
   St. Hyacinthe, Quebec - Consumer products
   Terrace Bay, Ontario - Pulp
   Winkler, Manitoba (mobile operations) - Flax tow
Colombia
  *Barbosa (near Medellin) - Tobacco industry papers, service products
  *Guarne (near Medellin) - Consumer and service products *Pereira - Consumer and service products, nonwoven materials
Costa Rica
   Cartago - Consumer products
El Salvador
   Sitio del Nino (near San Salvador) - Consumer and service
      products
France
   Le Mans - Tobacco industry products
   Malaucene - Tobacco industry papers
   Quimperle - Tobacco industry papers
   Rouen - Consumer products
   Villey-Saint-Etienne - Consumer products
Germany
   Koblenz - Consumer and service products

*Equity company production facility

PART I
(Continued)



ITEM 2.  PROPERTIES (Continued)


Honduras
   Cortes - Nonwoven products
Indonesia
  *Medan - Tobacco industry papers
Korea
   Anyang (near Seoul) - Consumer and service products Kimcheon (near Taegu) - Consumer and service products Taejon - Consumer products
Malaysia
  *Petaling Jaya (near Kuala Lumpur) - Consumer and service
      products
Mexico
  *Bajio (near San Juan del Rio) - Consumer and service
      products; business, printing and school papers *Cuautitlan (near Mexico City) - Consumer and service products
   Empalme - Nonwoven products
   Hermosillo - Nonwoven products
   Magdalena - Nonwoven products
  *Naucalpan (near Mexico City) - Consumer and service products; business, printing and school papers; tobacco industry papers; pulp
   Nogales - Nonwoven products
  *Orizaba - Consumer and service products; business, printing and school papers; pulp
  *Ramos Arizpe - Consumer products
   Santa Ana - Nonwoven products
Netherlands
   Veenendaal - Consumer and service products
Panama
   Panama City - Consumer and service products
Philippines
   San Pedro, Laguna (near Manila) - Consumer and service
      products, tobacco industry papers
Saudi Arabia
  *Al-Khobar - Consumer and service products
Singapore
   Singapore - Consumer and service products
South Africa
 **Cape Town - Consumer and service products
 **Germiston (near Johannesburg) - Consumer and service
      products
 **Springs (near Johannesburg) - Consumer and service products
Thailand
   Patumthanee (near Bangkok) - Consumer and service products
United Kingdom
   Barton-upon-Humber - Consumer products
   Flint - Nonwoven materials, service products
   Larkfield (near Maidstone) - Consumer and service products Prudhoe (near Newcastle-upon-Tyne) - Consumer and service products, recycled fiber
   Sealand (near Chester) - Consumer products
Venezuela
   Guacara - Consumer products

 * Equity company production facility
** Other companies

ITEM 3.  LEGAL PROCEEDINGS

The following is a brief description of material pending legal proceedings to which the Corporation or any of its subsidiaries is a party or of which any of their properties is subject:

A. On March 11, 1993, a class action lawsuit was filed against the Corporation in the United States District Court, Middle District of Tennessee (the "Tennessee District Court"), on behalf of certain retirees who were formerly represented by the United Paperworkers International Union ("UPIU"). The Corporation's Motion to Transfer this action to the Eastern District of Wisconsin was granted.

     A similar action was filed in the United States District Court, Central District of California, on behalf of retirees who were formerly represented by the Association of Western Pulp and Paper Workers ("AWPPW") at the Corporation's Fullerton, California facility. This second action was voluntarily dismissed and refiled in the Tennessee District Court on March 25, 1993. The Corporation's Motion to Transfer this action to the Central District of California was granted.

     The parties to both actions have executed settlement agreements, dated March 15, 1994, providing for the voluntary dismissal of such actions, without prejudice, for a period of one year from the date that such agreements are approved by the respective courts, subject to certain conditions and circumstances allowing for the earlier refiling of such actions. On March 23, 1994, the court for the Eastern District of Wisconsin entered an order approving the settlement agreement with respect to the UPIU action. The settlement agreement with respect to the AWPPW action has been submitted to the court for the Central
     District of California for its consideration.

     The actions relate to certain changes made by the Corporation to its retiree medical plans effective January 1, 1993. The allegations in each action are that the Corporation's retiree medical benefits were vested and could not be unilaterally amended by the Corporation, and that, therefore, the retirees are entitled to an unalterable level of medical benefits. In the event that the AWPPW settlement agreement is not approved by the court, or the actions are refiled pursuant to the terms of the settlement agreements, management has determined that under Financial Accounting Standard No. 106, and based on prevailing market interest rates, the estimated cost to the Corporation of not being able to make any amendments to its retiree medical plans with respect to the two putative classes of retirees would result in a maximum pretax charge of approximately $5.7 million per year.

B. Since September 28, 1990, about 60 employees of contractors who allegedly worked at the Corporation's mill in Coosa Pines, Alabama at some point in their careers filed separate actions in the United States District Court for the Northern District of Texas against the Corporation and approximately 36 other companies. Most of these cases were transferred to the Federal District Court, Northern District of Alabama and subsequently have been consolidated in the Federal District Court, Eastern District of Pennsylvania where all asbestos cases pending at such time in United States Federal District Courts were consolidated. Approximately 4,713 individuals refiled three of such cases in the District Court of Orange County, Texas. The actions allege, with respect to the Corporation, that the ownership of facilities containing asbestos caused the plaintiffs to suffer physical injury. The actions seek unspecified damages. The Corporation has denied the allegations and has asserted, among other things, that the claims fail to state a claim upon which relief can be granted and that such actions are barred by applicable statutes of limitation. These actions presently are in the discovery phase.

PART I
(Continued)

ITEM 3.  LEGAL PROCEEDINGS (Continued)

C. On September 28, 1992, the Corporation filed an action against Drypers Corporation, Pope & Talbot, Inc. and Pope & Talbot, Wis., Inc. in the United States District Court, Western District of Washington, alleging patent infringement with respect to the defendants' use of containment flaps in disposable diapers. In June 1993, each of the defendants filed counterclaims against the Corporation alleging that the Corporation misused its patent in violation of the federal antitrust laws. The defendants are seeking invalidation of the patent, treble damages based on the defendants' attorneys fees for defending the patent suit, and the defendants' attorney fees for prosecuting the antitrust counterclaim. The case is currently in discovery. A trial date has been set for June 7, 1994.

The Corporation also is subject to routine litigation from time to time which individually or in the aggregate is not expected to have a material adverse effect on the Corporation's business or results of operations.

Environmental Matters
- ---------------------
(See the Corporation's 1993 Annual Report to Stockholders under the "Environmental Matters" section of "Management's Discussion and Analysis.")

The Corporation has been named a potentially responsible party ("PRP") under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), or analogous state statute, at 21 waste disposal sites, none of which, in management's opinion, could have a material adverse impact on the Corporation's business or results of operations. Notwithstanding its opinion, management believes it appropriate to disclose the following recent developments concerning three of these sites where the extent of the Corporation's liability cannot yet be established:

A. The South 8th Street Landfill Site, located across the Mississippi River from Memphis, Tennessee, in Crittenden County, Arkansas, is a 30-acre site that received municipal and industrial waste from the 1950's to the early 1980's. The site is divided into three separate landfill disposal areas and an oily sludge pit area. A refining company (the "Refiner") apparently used the pit area for the disposal of waste sludge from its oil re-refining process through November 1969.

     On September 9, 1992, the Environmental Protection Agency (the "EPA") identified Kimberly-Clark's Memphis mill as a PRP at the site. The mill was linked to the site by an affidavit of an employee of the Refiner which alleged that the Refiner picked up waste oil at the mill for re-refining. While Kimberly-Clark did not send hazardous wastes to the site, it did send used oil to the Refiner for reclamation.

     The EPA recently conducted a Remedial Investigation and Feasibility Study with respect to the site. Based on such study, the EPA's preferred remedial alternative for the landfill area is organic treatment, stabilization and disposal in a licensed, nonhazardous landfill at a cost of $14.8 million to $18.1 million. The EPA's preferred remedial alternative for the oily sludge pit is natural soil cover at a cost of $2.3 million. There are approximately 103 members, including Kimberly-Clark, of the PRP group with respect to the site. The Corporation's estimated share of total site remediation cost, if any, cannot yet be established.

B. In August 1992, Kimberly-Clark's Spotswood, New Jersey mill received an information request from the New Jersey Department of Environmental Protection and Energy ("NJDEPE") with respect to the Jones Industrial Service Landfill. Kimberly-Clark currently has no information about the site or the status of the NJDEPE's actions to date. Kimberly-Clark does not have records indicating that the mill used the site. However, the Spotswood mill has used an industrial company for nonhazardous waste disposal services and has received routing sheets from such company which indicate that the company may have sent three loads of Spotswood mill waste to the site in September 1980. Until Kimberly-Clark receives the site information requested from the State of New Jersey, no determination regarding the extent of Kimberly-Clark's liability, if any, can be made.

C. On February 6, 1991, the NJDEPE identified the Corporation as a PRP under the provisions of the New Jersey Spill Compensation and Control Act for remediation of the Global Sanitary Landfill waste disposal site located in Old Bridge Township, New Jersey based on the Corporation's disposal of waste at such site. The EPA has designated the disposal site as a state-led site under CERCLA with the NJDEPE acting as lead agency. In May 1991, the Corporation signed a PRP agreement and paid an administrative assessment. In August 1993, a consent decree was executed by the State of New Jersey and the PRPs, pursuant to which the Corporation agreed to pay $575,000 for its share of Phase I cleanup costs. The Corporation's share of Phase II cleanup costs, if any, cannot yet be established.

PART I
(Continued)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of the Corporation as of March 1, 1994, together with certain biographical information are as follows:

JAMES D. BERND, 60, was elected Executive Vice President effective December 1, 1990. Mr. Bernd joined Kimberly-Clark in 1959 as a trainee at the Niagara Falls, New York, mills. He was appointed Marketing Manager for KLEENEX(R) facial tissue in 1973 and Business Manager for Household Products in 1975. Mr. Bernd was appointed Division Vice President in 1976, President of the Household Products Sector in 1985 and assumed his present position in 1990. He is responsible for the Household Products and Service and Industrial Sectors, U.S. Consumer Sales, Consumer Business Services and Safety and Quality Assurance. Mr. Bernd is a member of the University of Wisconsin School of Business Board of Visitors, the Riverside Medical Center - Waupaca Board of Trustees, and the Associated Bank, National Association Board of Directors. He has been a director of the Corporation since 1990.

JOHN W. DONEHOWER, 47, was elected Senior Vice President and Chief Financial Officer in 1993. Mr. Donehower joined Kimberly-Clark in 1974. He was appointed Director of Finance - Europe in 1978, Vice President, Marketing and Sales - Nonwovens in 1981, Vice President, Specialty Papers in 1982, Managing Director, Kimberly-Clark Australia Pty. Limited in 1982, and Vice President, Professional Health Care, Medical and Nonwoven Fabrics in 1985. He was appointed President, Specialty Products - U.S. in 1987, and President - World Support Group in 1990.

O. GEORGE EVERBACH, 55, was appointed Senior Vice President -
Law and Government Affairs in 1988. Mr. Everbach joined Kimberly-Clark in 1984. His responsibilities within the Corporation have included direction of legal, human resources and administrative functions. He was elected Vice President and General Counsel in 1984, Vice President, Secretary and General Counsel in 1985, and Senior Vice President and General Counsel in 1986.

THOMAS J. FALK, 35, was elected Group President - Infant and Child Care in 1993. Mr. Falk joined Kimberly-Clark in 1983. His responsibilities within the Corporation have included internal audit, financial and strategic analysis and operations management. He was appointed Vice President - Operations Analysis and Control in 1990 and Senior Vice President - Analysis and Administration in 1992.

JAMES G. GROSKLAUS, 58, was elected Executive Vice President effective December 1, 1990. He is responsible for the Pulp and Newsprint, Paper and Specialty Products Sectors, and also is responsible for various staff functions. Employed by the Corporation since 1957, Mr. Grosklaus was appointed Vice President in 1972 and Divisional Vice President in 1975, and was elected Senior Vice President effective January 1, 1979.
He was appointed President, K-C Health Care, Nonwoven and Industrial Group in 1981, Senior Staff Vice President in 1982, Senior Vice President in 1983 and President, Technical Paper and Specialty Products in 1985, and elected Executive Vice President in January 1986. In 1988, he was appointed President
- - North American Pulp and Paper Sector. He is a member of the Emory University Board of Visitors and the Woodruff Arts Center Board of Trustees. He has been a director of the Corporation since 1987.

TIMOTHY E. HOEKSEMA, 47, was appointed President - Transportation Sector in 1988. Mr. Hoeksema joined Kimberly-Clark in 1969. Prior to 1977, Mr. Hoeksema served as Chief Pilot of Kimberly-Clark. He was elected President of K-C Aviation Inc., a wholly owned subsidiary of Kimberly-Clark, in 1977, and President of Midwest Express Airlines, Inc., a wholly owned subsidiary of K-C Aviation Inc., in 1983.

JAMES T. MCCAULEY, 55, was elected Executive Vice President in 1990. Mr. McCauley joined Kimberly-Clark in 1969. He was elected Treasurer in 1980, Vice President and Treasurer in
1980, appointed Vice President - Nonwoven Operations in 1984, Senior Vice President, Kimberly-Clark Newsprint & Pulp and Forest Products in 1984, President, North American Pulp and Newsprint Sector in 1985, President, Health Care and Nonwovens Sector in 1987, and President - Nonwovens and Technical
Products Sector in 1988. Mr. McCauley was appointed President - Nonwovens, Medical and Technical Products Sector in 1988 and was appointed President - Nonwovens and Professional Health
Care Sector, Far East Operations and World Support Group in
1990.

WAYNE R. SANDERS, 46, was elected Chief Executive Officer of the Corporation effective December 19, 1991, and Chairman of the Board effective March 31, 1992. He previously had been elected President and Chief Operating Officer in December 1990. Employed by the Corporation in 1975, Mr. Sanders was appointed Vice President of Kimberly-Clark Canada Inc., a wholly owned subsidiary of the Corporation, in 1981. He held various positions in that company, and was appointed Director and President in 1984. Mr. Sanders was elected Senior Vice President of Kimberly-Clark Corporation in 1985 and was appointed President - Infant Care Sector in 1987, President - Personal Care Sector in 1988 and President - World Consumer, Nonwovens and Service and Industrial Operations in 1990. He is a member of the Lawrence University Board of Trustees and the Marquette University Board of Trustees. He has been a director of the Corporation since 1989.

KATHI P. SEIFERT, 44, was elected Group President - Feminine and Adult Care effective January 7, 1994. Ms. Seifert joined Kimberly-Clark in 1978. Her responsibilities in the Corporation have included various marketing positions within the Service and Industrial, Consumer Tissue and Feminine Products business sectors. She was appointed President - Feminine Care Sector, in 1991.

JOHN A. VAN STEENBERG, 46, was elected President - European Consumer and Service & Industrial Operations effective January 1, 1994. Mr. Van Steenberg joined Kimberly-Clark in 1978. His previous responsibilities have included operations and major project management. He was appointed Managing Director of Kimberly-Clark Australia Pty. Limited in 1990.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

The dividend and market price data included in Note 11 to the Financial Statements, and the information covered by the captions "Dividends and Dividend Reinvestment Plan" and "Stock Exchanges" contained in the 1993 Annual Report to Stockholders are incorporated in this Item 5 by reference.

As of March 18, 1994, the Corporation had 25,121 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA


(Millions of dollars                        Year Ended December 31
                             -----------------------------------------------------
except per share amounts)      1993       1992       1991       1990       1989
- ----------------------------------------------------------------------------------
Net Sales ................   $6,972.9   $7,091.1   $6,776.9   $6,407.3   $5,733.6
Restructuring Charge (2)..       --        250.0       --         --         --
Operating Profit .........      793.5      543.1      741.8      753.6      673.4
Share of Net Income of
 Equity Companies ........       98.0       82.9       72.8       58.2       49.3
Income Before Cumulative
 Effects of Accounting
 Changes  ................      510.9      345.0      508.3      432.1      423.8
Net Income (1) (2) (3) (4)      510.9      135.0      508.3      432.1      423.8
Per Share Basis:
 Income Before Cumulative
  Effects of Accounting
  Changes  ...............       3.18       2.15       3.18       2.70       2.63
 Net Income (1) (2) (3) (4)      3.18        .84       3.18       2.70       2.63
 Cash Dividends Declared..       1.29       2.07       1.52       1.36       1.30
 Cash Dividends Paid  ....       1.70       1.64       1.45       1.35       1.18
Total Assets .............    6,380.7    6,029.1    5,704.8    5,283.9    4,923.0
Long-Term Debt ...........      933.1      994.6      874.7      728.5      745.1
Stockholders' Equity .....    2,457.2    2,191.1    2,519.7    2,259.7    2,085.8

(1)    Net income for 1993 includes a charge of $15.5 million
       ($.10 per share) for the effect of the enactment of the 1993 Tax Act.

(2) Results for 1992 include a pretax charge of $250.0 million or $172.0 million after-tax ($1.07 per share) related to the restructuring of the consumer and service products operations in Europe and certain operations in North America.

(3) Net income for 1992 includes net after-tax charges of $210.0 million ($1.31 per share) for the cumulative effects of adopting the required accounting rules for postretirement health care and life insurance benefits and for income taxes.

(4) Net income for 1991 and 1990 includes a favorable adjustment of $20.0 million ($.13 per share) and a charge of $44.0 million ($.28 per share), respectively, related to the disposition of Spruce Falls Power and Paper
       Company, Limited, a former 50.5-percent-owned Canadian newsprint subsidiary.

PART II
(Continued)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

The information under the caption "Management's Discussion and Analysis" contained in the 1993 Annual Report to Stockholders is incorporated in this Item 7 by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Corporation and its subsidiaries and independent auditors' report contained in the 1993 Annual Report to Stockholders are incorporated in this
Item 8 by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section of the 1994 Proxy Statement captioned "Certain Information Regarding Directors and Nominees" under "Proposal
1. Election of Directors" identifies members of the board of directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

See also "EXECUTIVE OFFICERS OF THE REGISTRANT" appearing in
Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the section of the 1994 Proxy Statement captioned "Executive Compensation" under "Proposal 1. Election of Directors" is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information in the sections of the 1994 Proxy Statement captioned "Security Ownership of Management" and "Other
Principal Holder of Voting Securities" under "Proposal 1.
Election of Directors" is incorporated in this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the sections captioned "Certain Transactions and Business Relationships" and "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" under "Proposal 1. Election of Directors" of the 1994 Proxy Statement is incorporated in this Item 13 by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT.

1.   Financial statements:

The Consolidated Balance Sheet as of December 31, 1993 and 1992, and the related Consolidated Income Statement and Consolidated Cash Flow Statement for the years ended December 31, 1993, 1992 and 1991, and the related Notes thereto, and the Independent Auditors' Report are incorporated in Part II, Item 8 of this Form 10-K by reference to the Financial Statements contained in the 1993 Annual Report to Stockholders.

2.   Financial statement schedules:

The following information is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements in the 1993 Annual Report to Stockholders.

Independent Auditors' Report

Schedules for Kimberly-Clark Corporation and Subsidiaries:

   V  Property, Plant and Equipment

  VI  Accumulated Depreciation of Property, Plant and Equipment

VIII  Valuation and Qualifying Accounts

  IX  Short-Term Borrowings

All other schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

3.   Exhibits:

Exhibit No.(3)a. Restated Certificate of Incorporation of
Kimberly-Clark Corporation, dated April 16, 1987, incorporated by reference to Exhibit No. 4e. of the Kimberly-Clark Corporation
Form S-8 filed on February 16, 1993 (File No. 33-58402).

Exhibit No.(3)b. By-Laws of Kimberly-Clark Corporation, as amended April 22, 1993, incorporated by reference to Exhibit No.(3) of the Kimberly-Clark Corporation Form 10-Q for the quarterly period ended June 30, 1993.

Exhibit No.(4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

PART IV
(Continued)


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
(Continued)

Exhibit No.(10)a. Kimberly-Clark Corporation 1976 Equity
Participation Plan, as amended effective May 1, 1987, incorporated by reference from the Kimberly-Clark Corporation
Form 10-K for the year ended December 31, 1992.

Exhibit No.(10)b. Kimberly-Clark Corporation Management
Achievement Award Program, incorporated by reference to Exhibit
No. (10)b of the Kimberly-Clark Corporation Form 10-K for the year ended December 31, 1990.

Exhibit No.(10)c. Kimberly-Clark Corporation Executive
Severance Plan, incorporated by reference from the Kimberly-
Clark Corporation Form 10-K for the year ended December 31,
1992.

Exhibit No.(10)d. Second Amended and Restated Deferred
Compensation Plan for Directors of Kimberly-Clark Corporation, incorporated by reference from the Kimberly-Clark Corporation
Form 10-K for the year ended December 31, 1992.

Exhibit No.(10)e. Kimberly-Clark Corporation 1986 Equity
Participation Plan, as amended effective May 1, 1987, incorporated by reference from the Kimberly-Clark Corporation
Form 10-K for the year ended December 31, 1992.

Exhibit No. (10)f. Kimberly-Clark Corporation 1992 Equity
Participation Plan, incorporated by reference to Exhibit No.
4A. of the Kimberly-Clark Corporation Form S-8 filed on June
26, 1992 (File No. 33-49050).

Exhibit No.(11). The net income per share of common stock computations for each of the periods included in Part II, Item
6. Selected Financial Data, of this Form 10-K are based on average common shares outstanding during each of the respective periods. The only "common stock equivalents" or other poten-tially dilutive securities or agreements (as defined in Accounting Principles Board Opinion No. 15) in Kimberly-Clark
Corporation's capital structure during the periods presented were options outstanding under the Corporation's Equity Participation Plans.

Computations of "primary" and "fully diluted" net income per share assume the exercise of outstanding stock options under the "treasury stock method." The table below presents the amounts by which the earnings per share amounts presented in
Item 6 would be reduced if the "treasury stock method" had been used.

                                Primary          Fully Diluted
                                -------          -------------
            1993                 $.01                $.01
            1992                    -                   -
            1991                  .02                 .02
            1990                  .01                 .01
            1989                  .01                 .02

Exhibit No.(12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1993.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
(Continued)

Exhibit No.(13). Portions of the Kimberly-Clark Corporation
1993 Annual Report to Stockholders incorporated by reference in this Form 10-K.

Exhibit No.(21). Consolidated Subsidiaries and Equity Companies of Kimberly-Clark Corporation are identified in the 1993 Annual
Report to Stockholders, and such information is incorporated in this Form 10-K by reference.

Exhibit No.(23). Independent Auditors' Consent

Exhibit No.(24). Powers of Attorney

(b) Reports on Form 8-K

(i)   The Corporation filed a Current Report on Form 8-K dated
      February 17, 1994, which reported the Corporation's 1993 audited financial statements and management's discussion and analysis.

(ii)  The Corporation filed a Current Report on Form 8-K dated
      February 18, 1994 which reported the offering of $100 million principal of debt securities by the Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   Kimberly-Clark Corporation

March 24, 1994

                                  By:            /s/ John W. Donehower
                                     -----------------------------------------
                                                     John W. Donehower
                                                     Senior Vice President and
                                                     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Wayne R. Sanders            Chairman of the Board          March 24, 1994
- ----------------------------
    Wayne R. Sanders            and Chief Executive Officer
                                and Director


/s/ John W. Donehower           Senior Vice President and      March 24, 1994
- ----------------------------
    John W. Donehower           Chief Financial Officer



/s/ Randy J. Vest               Vice President -               March 24, 1994
- ----------------------------
    Randy J. Vest               Controller (principal
                                accounting officer)


                                Directors
    John F. Bergstrom                            Phala A. Helm, M.D.
    James D. Bernd                               William E. LaMothe
    Pastora San Juan Cafferty                    Louis E. Levy
    Paul J. Collins                              Frank A. McPherson
    Claudio X. Gonzalez                          H. Blair White
    James G. Grosklaus


By:       /s/ O. George Everbach
          ------------------------------------
          O. George Everbach, Attorney-in-Fact                 March 24, 1994

INDEPENDENT AUDITORS' REPORT

Kimberly-Clark Corporation:



We have audited the consolidated financial statements of Kimberly-Clark Corporation as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated January 28, 1994, which report includes an explanatory paragraph concerning the Corporation's changes in its methods of accounting for income taxes and postretirement benefits other than pensions to conform with Statements of Financial Accounting Standards No. 109 and No. 106, respectively; such consolidated financial statements and report are included in your 1993 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Kimberly-Clark Corporation, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits.
In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche
- ---------------------

DELOITTE & TOUCHE

Dallas, Texas
January 28, 1994

SCHEDULE V Kimberly-Clark Corporation and Subsidiaries PROPERTY, PLANT AND EQUIPMENT
FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992
(Millions of dollars)


                                  Balance at                                               Balance         Annual
                                  Beginning   Additions                   Other Changes-  at End of    Depreciation
     Classification               of Period   at Cost(a)    Retirements   Add (Deduct)(b)  Period          Rates
- ----------------------------------------------------------------------------------------------------------------------
December 31, 1993
 Depreciable property
  Timberlands ..................  $   50.5    $   1.8       $   .9        $    .1         $   51.5      Various
  Land improvements ............     141.9       15.0           .5           11.1            167.5       2% - 10%
  Buildings ....................     935.5       86.4          5.6          (11.8)         1,004.5       2% - 10%
  Machinery and equipment ......   4,049.5      565.9        140.6          (63.7)         4,411.1     3.5% - 20%
  Furniture and fixtures .......     261.1       44.9          8.9           (2.4)           294.7       5% - 20%
  Autos, trucks and airplanes ..     139.5       23.5         12.2            (.5)           150.3       5% - 25%
  Other depreciable property ...      17.1        9.5          2.1          (13.5)            11.0       4% - 20%
                                  --------    -------       ------        -------         --------

   Total - depreciable
    property ...................   5,595.1      747.0        170.8          (80.7)         6,090.6
                                  --------    -------       ------        -------         --------
 Nondepreciable property
  Land .........................      43.1       27.1           .1            (.6)            69.5
  Plant being constructed ......     335.9     (119.6)(c)       .2           (3.4)           212.7
                                  --------    -------       ------        -------         --------

   Total - nondepreciable
    property ...................     379.0      (92.5)          .3           (4.0)           282.2
                                  --------    -------       ------        -------         --------

     Total .....................  $5,974.1    $ 654.5       $171.1        $ (84.7)        $6,372.8
                                  ========    =======       ======        =======         ========

December 31, 1992
 Depreciable property
  Timberlands ..................  $   48.6    $   2.0       $   .1        $     -         $   50.5      Various
  Land improvements ............     135.1       11.6           .2           (4.6)           141.9      2% - 10%
  Buildings ....................     903.2       60.0          3.5          (24.2)           935.5      2% - 10%
  Machinery and equipment ......   3,854.7      409.8         76.0         (139.0)         4,049.5    3.5% - 20%
  Furniture and fixtures .......     242.0       32.7          9.1           (4.5)           261.1      5% - 20%
  Autos, trucks and airplanes ..     128.0       23.6         11.4            (.7)           139.5      5% - 25%
  Other depreciable property ...      14.5       14.0           .3          (11.1)            17.1      4% - 20%
                                  --------    -------       ------        -------         --------

   Total - depreciable
    property ...................   5,326.1      553.7        100.6         (184.1)         5,595.1
                                  --------    -------       ------        -------         --------
 Nondepreciable property
  Land .........................      40.4        3.6           .1            (.8)            43.1
  Plant being constructed ......     225.3      133.2(c)         -          (22.6)           335.9
                                  --------    -------       ------        -------         --------

   Total - nondepreciable
    property ...................     265.7      136.8           .1          (23.4)           379.0
                                  --------    -------       ------        -------         --------

     Total .....................  $5,591.8    $ 690.5       $100.7        $(207.5)        $5,974.1
                                  ========    =======       ======        =======         ========

(a) Amounts represent cash additions or capitalized interest on significant construction projects. See Note 10 to financial statements.

(b)  Includes reclassifications, transfers and currency effects of translating property, plant and equipment at current rates under SFAS No. 52.  1992 includes gross property written down as part of the restructuring charge.  See Notes 1, 5 and 9 to financial statements.

(c)  Additions to plant being constructed are net of amounts reclassified to depreciable property captions when construction projects are completed.


SCHEDULE V Kimberly-Clark Corporation and Subsidiaries PROPERTY, PLANT AND EQUIPMENT
FOR THE YEAR ENDED DECEMBER 31, 1991
(Millions of dollars)


                                  Balance at                                               Balance        Annual
                                  Beginning   Additions                 Other Changes-    at End of   Depreciation
     Classification               of Period   at Cost(a)  Retirements   Add (Deduct)(b)    Period         Rates
- ---------------------------------------------------------------------------------------------------------------------

December 31, 1991
 Depreciable property
  Timberlands ..................  $   45.7    $   3.0       $    -        $   (.1)        $   48.6      Various
  Land improvements ............     116.2       18.8           .3             .4            135.1       2% - 10%
  Buildings ....................     812.5       94.6          3.6            (.3)           903.2       2% - 10%
  Machinery and equipment ......   3,472.7      479.3         95.5           (1.8)         3,854.7     3.5% - 20%
  Furniture and fixtures .......     214.6       38.4         10.2            (.8)           242.0       5% - 20%
  Autos, trucks and airplanes ..     123.8        9.7          5.5              -            128.0       5% - 25%
  Other depreciable property ...      12.1        9.6          1.3           (5.9)            14.5       4% - 20%
                                  --------    -------       ------        -------         --------

   Total - depreciable
    property ...................   4,797.6      653.4        116.4           (8.5)         5,326.1
                                  --------    -------       ------        -------         --------

 Nondepreciable property
  Land .........................      37.2        2.0            -            1.2             40.4
  Plant being constructed ......     353.2     (118.4)(c)        -           (9.5)           225.3
                                  --------    -------       ------        -------         --------

   Total - nondepreciable
    property ...................     390.4     (116.4)           -           (8.3)           265.7
                                  --------    -------       ------        -------         --------

     Total .....................  $5,188.0    $ 537.0       $116.4        $ (16.8)        $5,591.8
                                  ========    =======       ======        =======         ========


(a) Amounts represent cash additions or capitalized interest on significant construction projects. See Note 10 to financial statements.

(b)  Includes reclassifications, transfers and currency effects of translating property, plant and equipment at current rates under SFAS No. 52.  See Notes 1 and 5 to financial statements.

(c)  Additions to plant being constructed are net of amounts reclassified to depreciable property captions when construction projects are completed.


SCHEDULE VI Kimberly-Clark Corporation and Subsidiaries ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(Millions of dollars)


                                                        Additions
                                           Balance at   Charged to                                       Balance at
                                           Beginning    Costs and                        Other Changes-   End of
        Description                        of Period     Expenses    Retirements         Add (Deduct)(a)  Period
- -------------------------------------------------------------------------------------------------------------------

December 31, 1993
  Timberlands .........................    $   12.4     $   .7         $    -            $  (.1)        $   13.0
  Land improvements ...................        49.1        6.0             .2               1.5             56.4
  Buildings ...........................       256.5       25.2            2.6              (2.7)           276.4
  Machinery and equipment .............     1,682.5      220.3          116.2             (23.4)         1,763.2
  Furniture and fixtures ..............       132.9       26.7            6.3               (.9)           152.4
  Autos, trucks and airplanes .........        58.9       14.2            8.9               (.4)            63.8
  Other depreciable property ..........         7.0        2.8            1.7              (3.3)             4.8
                                           --------     ------         ------            ------         --------

    Total .............................    $2,199.3     $295.9         $135.9            $(29.3)        $2,330.0
                                           ========     ======         ======            ======         ========


December 31, 1992
  Timberlands .........................    $   12.0     $   .4         $    -            $    -         $   12.4
  Land improvements ...................        44.0        5.5             .2               (.2)            49.1
  Buildings ...........................       242.0       23.8            1.9              (7.4)           256.5
  Machinery and equipment .............     1,504.5      215.6           57.9              20.3          1,682.5
  Furniture and fixtures ..............       118.8       24.6            7.7              (2.8)           132.9
  Autos, trucks and airplanes .........        54.0       13.7            8.4               (.4)            58.9
  Other depreciable property ..........         6.3        5.4             .2              (4.5)             7.0
                                           --------     ------         ------            ------         --------

    Total .............................    $1,981.6     $289.0         $ 76.3            $  5.0         $2,199.3
                                           ========     ======         ======            ======         ========


December 31, 1991
  Timberlands .........................    $   11.6     $   .4         $    -            $    -         $   12.0
  Land improvements ...................        38.8        5.4             .1               (.1)            44.0
  Buildings ...........................       223.1       22.5            2.8               (.8)           242.0
  Machinery and equipment .............     1,371.4      196.6           60.4              (3.1)         1,504.5
  Furniture and fixtures ..............       104.7       22.9            9.2                .4            118.8
  Autos, trucks and airplanes .........        45.4       13.1            4.5                 -             54.0
  Other depreciable property ..........         6.7        4.6            1.0              (4.0)             6.3
                                           --------     ------         ------            ------         --------

    Total .............................    $1,801.7     $265.5         $ 78.0            $ (7.6)        $1,981.6
                                           ========     ======         ======            ======         ========


(a)  Includes reclassifications, transfers and currency effects of translating accumulated depreciation of property, plant and equipment at current rates under
     SFAS No. 52.  1992 includes reserves established as part of the restructuring charge.  See Notes 1, 5 and 9 to financial statements.


SCHEDULE VIII Kimberly-Clark Corporation and Subsidiaries VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(Millions of dollars)


                                                   Additions          Deductions
                                            ----------------------  -------------
                                Balance at  Charged to Charged to    Write-Offs   Balance at
                                Beginning   Costs and    Other      and Discounts   End of
         Description            of Period   Expenses   Accounts(a)     Allowed      Period
- ----------------------------------------------------------------------------------------------

December 31, 1993
  Allowances deducted from
    assets to which they apply

      Allowances for doubtful
        accounts .........       $10.2        $  5.4       $.2        $  7.8(b)     $ 8.0

      Allowances for sales
        discounts ........         7.1          97.0         -          97.3(c)       6.8
                                 -----        ------       ----       ------        -----

          Total ..........       $17.3        $102.4       $.2        $105.1        $14.8
                                 =====        ======       ====       ======        =====


December 31, 1992
  Allowances deducted from
    assets to which they apply

      Allowances for doubtful
        accounts .........       $ 8.2        $  4.5       $.2        $  2.7(b)     $10.2

      Allowances for sales
        discounts ........         5.8          96.7         -          95.4(c)       7.1
                                 -----        ------       ----       ------        -----

          Total ..........       $14.0        $101.2       $.2        $ 98.1        $17.3
                                 =====        ======       ====       ======        =====

December 31, 1991
  Allowances deducted from
    assets to which they apply

      Allowances for doubtful
        accounts .........       $ 7.1        $  4.8       $ -        $  3.7(b)     $ 8.2

      Allowances for sales
        discounts ........         5.4          90.3         -          89.9(c)       5.8
                                 -----        ------       ----       ------        -----

          Total ..........       $12.5        $ 95.1       $ -        $ 93.6        $14.0
                                 =====        ======       ====       ======        =====

(a) Primarily bad debt recoveries
(b) Primarily uncollectible receivables written off
(c) Sales discounts allowed


SCHEDULE IX                       Kimberly-Clark Corporation and Subsidiaries
SHORT-TERM BORROWINGS
FOR THE YEARS ENDED
DECEMBER 31, 1993, 1992 AND 1991
(Millions of dollars)



                                                          Maximum
                                                          Amount      Average     Weighted
                                                        Outstanding    Daily      Average
                                               Weighted   at any       Amount     Interest
                                     Balance   Average   Month-End   Outstanding    Rate
    Category of Aggregate           at End of  Interest  During the  During the  During the
    Short-Term Borrowings            Period      Rate      Period     Period(a)  Period(b)
- --------------------------------------------------------------------------------------------

December 31, 1993
  Holders of commercial paper ....   $475.4      3.2%     $475.4       $411.6        3.2%
  Other short-term debt(c) .......     79.7     10.8        96.8         91.6       12.3
                                     ------
                                     $555.1
                                     ======


December 31, 1992
  Holders of commercial paper ....   $456.7      3.5%     $456.7       $233.8        3.8%
  Less commercial paper
    refinanced(d) ................   (200.0)       -           -            -          -
  Other short-term debt(c) .......     75.8     13.4        96.0         81.5       13.1
                                     ------
                                     $332.5
                                     ======




December 31, 1991
  Holders of commercial paper ....   $125.4      4.4%     $225.8       $131.2        6.3%
  Other short-term debt(c) .......     97.7     12.8       121.1         91.8       12.2
                                     ------
                                     $223.1
                                     ======

(a) The average daily amount outstanding was computed by dividing the total of each month's average daily balance by 12.

(b) The weighted average interest rates were calculated by dividing interest expense on short-term borrowings by average daily short-term borrowings.

(c) Primarily notes payable to banks made under credit facilities which are renewable periodically. Other amounts payable are not significant.

(d) At December 31, 1992, $200 million of commercial paper was classified as long-term debt. In February 1993, the Corporation issued $200 million of 7 7/8%
             Debentures due February 1, 2023 and used the proceeds to reduce commercial paper borrowings.


INDEX TO DOCUMENTS FILED AS A PART OF THIS REPORT



                                        Description
                                        -----------

Consolidated financial statements, incorporated by reference

Independent Auditors' Report, incorporated by reference

Independent Auditors' Report

Schedules for Kimberly-Clark Corporation and Subsidiaries:
   V  Property, Plant and Equipment

  VI  Accumulated Depreciation of Property, Plant and Equipment

VIII  Valuation and Qualifying Accounts

  IX  Short-Term Borrowings

Exhibit No.(3)a. Restated Certificate of Incorporation of
Kimberly-Clark Corporation, dated April 16, 1987, incorporated by reference to Exhibit No. 4e. of the Kimberly-Clark
Corporation Form S-8 filed on February 16, 1993
(File No. 33-58402)

Exhibit No.(3)b. By-Laws of Kimberly-Clark Corporation, as amended April 22, 1993, incorporated by reference to Exhibit
No.(3) of the Kimberly-Clark Corporation Form 10-Q for the quarterly period ended June 30, 1993

Exhibit No.(4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request

Exhibit No.(10)a. Kimberly-Clark Corporation 1976 Equity
Participation Plan, as amended effective May 1, 1987, incorporated by reference from the Kimberly-Clark Corporation
Form 10-K for the year ended December 31, 1992

Exhibit No.(10)b. Kimberly-Clark Corporation Management
Achievement Award Program, incorporated by reference to Exhibit
No.(10)b. of Kimberly-Clark Corporation Form 10-K for the year ended December 31, 1990

Exhibit No.(10)c. Kimberly-Clark Corporation Executive
Severance Plan, incorporated by reference from the Kimberly-
Clark Corporation Form 10-K for the year ended December 31,
1992

Index to Documents Filed as a Part of This Report
(Continued)




                                        Description
                                        -----------


Exhibit No.(10)d. Second Amended and Restated Deferred
Compensation Plan for Directors of Kimberly-Clark Corporation, incorporated by reference from the Kimberly-Clark Corporation
Form 10-K for the year ended December 31, 1992

Exhibit No.(10)e. Kimberly-Clark Corporation 1986 Equity
Participation Plan, as amended effective May 1, 1987, incorporated by reference from the Kimberly-Clark Corporation
Form 10-K for the year ended December 31, 1992

Exhibit No. (10)f. Kimberly-Clark Corporation 1992 Equity
Participation Plan, incorporated by reference to Exhibit
No. 4A. of the Kimberly-Clark Corporation Form S-8 filed on
June 26, 1992 (File No. 33-49050)

Exhibit No.(11). Statement re: computation of earnings per share

Exhibit No.(12). Computation of ratio of earnings to fixed charges

Exhibit No.(13). Portions of the Kimberly-Clark Corporation
1993 Annual Report to Stockholders incorporated by reference in this Form 10-K

Exhibit No.(21). Consolidated Subsidiaries and Equity Companies of Kimberly-Clark Corporation are identified in the 1993 Annual
Report to Stockholders, and such information is incorporated in this Form 10-K by reference

Exhibit No.(23). Independent Auditors' Consent

Exhibit No.(24). Powers of Attorney