Form 10-Q
period 1994-03-31
KIMBERLY CLARK CORP
filed 1994-05-11
CIK 55785

                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                               OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............to.....................

Commission file number 1-225

                   KIMBERLY-CLARK CORPORATION
     (Exact name of registrant as specified in its charter)

            Delaware                               39-0394230
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)


                        P. O. Box 619100
                          Dallas, Texas
                           75261-9100
            (Address of principal executive offices)
                           (Zip Code)

                         (214) 830-1200
      (Registrant's telephone number, including area code)

                            No change
(Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X  .  No       .
   -------     -------


As of May 6, 1994, 161,064,698 shares of the Corporation's common stock were outstanding.

                      PART I - FINANCIAL INFORMATION.

Item 1.  Financial Statements.


CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                                     Three Months
                                                                    Ended March 31
(Millions of dollars except per share amounts)                     1994       1993
- ------------------------------------------------------------------------------------

Net Sales .................................................      $1,776.5   $1,702.0
Cost of products sold .....................................       1,171.1    1,099.3
                                                                 --------   --------

Gross Profit ..............................................         605.4      602.7
Advertising, promotion and selling expenses ...............         268.6      279.8
Research expense ..........................................          38.7       41.0
General expense ...........................................          85.9       85.9
                                                                 --------   --------

Operating Profit ..........................................         212.2      196.0
Interest expense ..........................................         (31.1)     (26.1)
Other income (expense), net ...............................           2.5        4.8
                                                                 --------   --------

Income Before Income Taxes ................................         183.6      174.7
Provision for income taxes ................................          68.8       66.4
                                                                 --------   --------

Income Before Equity Interests ............................         114.8      108.3
Share of net income of equity companies ...................          24.9       19.9
Minority owners' share of subsidiaries' net income ........          (3.5)      (3.4)
                                                                 --------   --------

Net Income ................................................      $  136.2   $  124.8
                                                                 ========   ========


Per Share Basis:

Net Income ...............................................       $    .85   $    .78
                                                                 ========   ========
Cash Dividends Declared ...................................      $    .44   $      -
                                                                 ========   ========
Cash Dividends Paid .......................................      $    .43   $    .41
                                                                 ========   ========

Unaudited

See Notes to Financial Statements.


CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                          March 31,     December 31,
(Millions of dollars)                                       1994            1993
- ------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and cash equivalents ..........................    $   63.3        $   34.8
  Accounts receivable ................................       778.0           738.7
  Inventories ........................................       803.2           775.9
  Other current assets ...............................       132.1           125.8
                                                          --------        --------
    Total Current Assets .............................     1,776.6         1,675.2
                                                          --------        --------

Property .............................................     6,400.6         6,372.8
  Less accumulated depreciation ......................     2,367.7         2,330.0
                                                          --------        --------
    Net Property .....................................     4,032.9         4,042.8
Investments in Equity Companies ......................       409.3           398.3
Deferred Charges and Other Assets ....................       356.7           264.4
                                                          --------        --------
                                                          $6,575.5        $6,380.7
                                                          ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Debt payable within one year .......................    $  732.1        $  684.8
  Accounts payable ...................................       430.8           438.1
  Other current liabilities ..........................       828.5           785.6
                                                          --------        --------
    Total Current Liabilities ........................     1,991.4         1,908.5
Long-Term Debt .......................................       990.9           933.1
Noncurrent Employee Benefit Obligations ..............       432.1           430.0
Deferred Income Taxes ................................       588.0           585.0
Minority Owners' Interests in Subsidiaries ...........        69.8            66.9
Stockholders' Equity .................................     2,503.3         2,457.2
                                                          --------        --------
                                                          $6,575.5        $6,380.7
                                                          ========        ========

Unaudited

See Notes to Financial Statements.


CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                                      Three Months
                                                                     Ended March 31
(Millions of dollars)                                               1994       1993
- -------------------------------------------------------------------------------------
Operations
  Net income .................................................     $136.2     $124.8
  Depreciation ...............................................       79.0       69.5
  Changes in operating working capital .......................      (55.3)     (13.0)
  Pension funding in excess of expense .......................      (47.6)      (1.4)
  Other ......................................................       (6.2)       5.4
                                                                  --------   --------
    Cash Provided by Operations ..............................      106.1      185.3
                                                                  --------   --------

Investing
  Capital spending ...........................................      (82.1)    (156.3)
  Other ......................................................      (31.2)     (13.1)
                                                                  --------   --------
    Cash Used for Investing ..................................     (113.3)    (169.4)
                                                                  --------   --------

Financing
  Cash dividends paid ........................................      (69.2)     (65.9)
  Changes in debt payable within one year ....................       47.3       34.1
  Increases in long-term debt ................................      103.5       41.3
  Decreases in long-term debt ................................      (45.7)     (11.4)
  Other ......................................................        (.2)        .7
                                                                  --------   --------
    Cash Provided by (Used for) Financing ....................       35.7       (1.2)
                                                                  --------   --------

Increase in Cash and Cash Equivalents ........................     $ 28.5     $ 14.7
                                                                  ========   ========


Unaudited

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") generally have been prepared on the same basis as those in the 1993 Annual Report and include all adjustments necessary to present fairly the condensed consolidated balance sheet and consolidated income and condensed cash flow statements for the periods indicated. Certain reclassifications have been made to conform 1993 data to the current period presentation.

2. The average number of common shares outstanding used in the calculation of net income per share for the three months ended March 31, 1994 and 1993, was 161.0 million and 160.8 million, respectively. There were 161.0 million shares outstanding at March 31, 1994.

3. The dividend paid on April 2, 1993 of $.43 per share was declared on December 17, 1992. The dividend paid on April
    4, 1994 of $.44 per share was declared on February 17, 1994.

4. The following schedule details inventories by major class as of March 31, 1994 and December 31, 1993:


                                                 March 31,       December 31,
  (Millions of dollars)                            1994             1993
- -----------------------------------------------------------------------------
  At lower of cost on the First-In,
    First-Out (FIFO) method or market:
    Raw materials ...........................     $147.2           $155.1
    Work in process .........................      161.2            169.6
    Finished goods ..........................      476.8            439.9
    Supplies and other ......................      125.7            121.5
                                                  ------           ------
                                                   910.9            886.1

  Excess of FIFO cost over Last-In,
    First-Out (LIFO) cost ...................     (107.7)          (110.2)
                                                  ------           ------
    Total ...................................     $803.2           $775.9
                                                  ======           ======


Unaudited

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Management believes that the following tables and commentary appropriately discuss and analyze the comparative results of operations for the periods covered.

Product Classes referred to in the following discussion and analysis are:

    - Class I includes tissue products for household, commercial, institutional and industrial uses; infant, child, feminine and incontinence care products; industrial and commercial wipers; health care products; and related products.

    - Class II includes newsprint, printing papers, premium business and correspondence papers, tobacco industry papers and products, technical papers, and related products.

    - Class III includes aircraft services, commercial air transportation and other products and services.

Adjustments:

    - Adjustments to sales shown in the following tables consist of intercompany sales of products between product classes or geographic areas. Adjustments to operating profit consist of expenses not associated with product classes or geographic areas.

RESULTS OF OPERATIONS:
  First Quarter 1994 Compared With First Quarter 1993

By Product Class
($ Millions)

                                              % Change     % of 1994
Net Sales                            1994     vs. 1993    Consolidated
- ----------------------------------------------------------------------

Class I ........................   $1,431.8     +6.5%         80.6%
Class II .......................      263.8     -2.6          14.8
Class III ......................       92.3     -5.6           5.2

Adjustments ....................      (11.4)                   (.6)
                                   --------                  ------

Consolidated ...................   $1,776.5     +4.4%        100.0%
                                   ========                  ======



                                              % Change    % of 1994     % Return on Sales
Operating Profit                     1994     vs. 1993   Consolidated   1994         1993
- -------------------------------------------------------------------------------------------
Class I ........................     $164.6    +10.0%         77.5%      11.5%       11.1%
Class II .......................       46.6    + 7.1          22.0       17.7        16.1
Class III ......................        5.1    +37.8           2.4        5.5         3.8

Adjustments ....................       (4.1)                  (1.9)
                                     ------                  ------

Consolidated ...................     $212.2    + 8.3%        100.0%      11.9%       11.5%
                                     ======                  ======

Commentary:

Sales increased as a result of higher sales volumes for most of the Corporation's businesses which more than offset the effect of lower selling prices. Sales volumes were up 9.4 percent compared with the first quarter of 1993.

      - Sales volumes increased in North America. Noteworthy contributors were Huggies disposable diapers, Kotex and New Freedom feminine care products, Depend and Poise incontinence care products, Huggies baby wipes, Kleenex facial tissue, professional health care products, technical papers, Neenah Paper's premium business and correspondence papers, and Midwest Express Airlines, Inc.

      - Sales volumes were higher in Europe due to the expansion of Huggies Pull-Ups training pants and the January 1994 launch of Huggies disposable diapers.

      - Sales volumes also increased for consumer products in Asia, primarily in Korea.

      - Sales volumes declined for Huggies Pull-Ups training pants in North America caused, in part, by the entry of a major competitor into the market with a branded product, and market share growth of private-label and economy-branded competitors. Sales volumes also declined in the consumer bathroom tissue business in North America due to competitive conditions in both Canada and the private label business in the U.S.

      - Selling prices were lower in North America for facial tissue, disposable diapers and feminine care products, principally in response to competitive business conditions which necessitated price reductions in mid-to-late 1993.

      - Changes in currency exchange rates are estimated to have reduced consolidated sales by $15 million.

Gross profit, which benefited from the higher sales volumes, increased by .4 percent in absolute terms, but declined as a percentage of sales, primarily because of the lower selling prices.

      - Start-up costs for expansion of Huggies Pull-Ups training pants, as well as costs associated with the January 1994 launch of disposable diapers, were incurred in Europe.

      - Product improvement costs were higher, primarily for the new Huggies Supreme diapers in the U.S. and Huggies
         UltraTrim diapers in Canada.

      - Newsprint selling prices remain at depressed levels due to industry overcapacity.

      - Cost reductions and manufacturing efficiencies were achieved in certain North American consumer products businesses.

      -  Raw material costs were lower.

Operating profit increased more than gross profit primarily because of lower promotion spending.

      - Promotion expenses were lower in North America for facial tissue and feminine care products in connection with the lower selling prices.

      - Industry overcapacity and weak prices in the consumer and industrial bathroom tissue markets led to continuing poor results for these businesses in North America and Continental Europe. However, the U.S. consumer bathroom tissue business improved during the quarter as a result of manufacturing efficiencies and lower promotional spending, which more than offset reduced selling prices.

      - Product introduction costs were higher in Europe to support the expansion of disposable training pants and the launch of disposable diapers.

      - Changes in currency exchange rates had no significant effect on consolidated operating profit in the first quarter of 1994.


By Geography
($ Millions)

                                            % Change     % of 1994
Net Sales                         1994      vs. 1993    Consolidated
- --------------------------------------------------------------------

North America ..............    $1,416.4     + 4.0%         79.7%
Outside North America ......       382.7     + 9.6          21.5
Adjustments ................       (22.6)                   (1.2)
                                --------                   -----

Consolidated ...............    $1,776.5     + 4.4%        100.0%
                                ========                   =====


                                            % Change     % of 1994      % Return on Sales
Operating Profit                  1994      vs. 1993    Consolidated     1994       1993
- -----------------------------------------------------------------------------------------

North America ..............      $213.8     +25.9%        100.7%        15.1%      12.5%
Outside North America ......         2.5     -90.8           1.2           .7        7.8
Adjustments ................        (4.1)                   (1.9)
                                --------                   -----

Consolidated ...............      $212.2     + 8.3%        100.0%        11.9%      11.5%
                                ========                   =====



                                            % Change      % of 1994
Net Income                        1994      vs. 1993    Consolidated
- --------------------------------------------------------------------
North America ..............      $125.8     +28.2%         92.4%
Outside North America ......        10.4     -61.0           7.6
                                --------                   -----

Consolidated ...............      $136.2     + 9.1%        100.0%
                                ========                   =====


Additional commentary:

      - Sales volumes and selling prices for tobacco industry papers declined in France.

      - Operating losses were incurred in Europe, principally because of the higher product introduction costs for the expansion of training pants and the costs associated with the launch of diapers. These investments are part of the Corporation's long-term strategy to increase its business in Europe, and losses should decline as the year progresses.

      - Interest expense was higher primarily as a result of higher debt levels.

      - The effective income tax rate was lower due to benefits from company-owned life insurance and reduction in tax liabilities previously provided which are no longer required in the U.S., partially offset by losses incurred outside the U.S. for which no tax benefits were recorded.

      - Net income from equity companies grew 25.1 percent on the strength of higher sales volumes in Mexico, Australia and Colombia. Net income at the Corporation's Mexican affiliate improved despite a currency charge caused by the 1994 weakening of the Mexican peso.

LIQUIDITY AND CAPITAL RESOURCES


      - Despite higher net income, cash provided by operations decreased primarily as a result of pension plan funding in excess of expense recognition, an increase in accounts receivable due, in part, to increased sales, and increased inventories primarily related to business expansions.

      - In February 1994, the Corporation issued $100 million of 6-7/8% Debentures due February 15, 2014. The proceeds were used principally to reduce short-term debt.

      - On March 31, 1994, the Corporation sold Spenco Medical Corporation and, on April 14, 1994, announced an agreement in principle to sell its mill in Memphis, Tenn., which primarily makes private-label tissue products. The latter transaction is expected to close later this year.

      -  Negotiations for the sale of the Corporation's
         Brown-Bridge business unit, which manufactures adhesive-coated stocks for labels and related applications, were terminated during the quarter as a result of opposition by the Federal Trade
         Commission to the proposed transaction. Discussions, however, are proceeding with other potential buyers.

      - The disposition of these entities will have no material effect on the consolidated financial statements.


ENVIRONMENTAL MATTERS

The Corporation has not been identified as a potentially responsible party at any Environmental Protection Agency designated cleanup site which, in management's opinion, could have a material adverse effect on its business or results of operations. See "Legal Proceedings."

                        PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

The Corporation is subject to routine litigation from time to time which individually or in the aggregate is not expected to have a material adverse effect on the business or results of operations of the Corporation.

The Corporation has been named a potentially responsible party ("PRP") under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statute, at 25 waste disposal sites, none of which, in management's opinion, could, individually or in the aggregate, have a material adverse impact on the Corporation's business or results of operations. Notwithstanding its opinion, management believes it appropriate to disclose the following recent developments concerning four of these sites where the extent of the Corporation's liability cannot yet be established:

A. On March 14, 1994, the Corporation received an information request regarding the Purity Oil Sales Superfund Site in Malaga, California. The Environmental Protection Agency ("EPA") believes that the Corporation's former facility in Anderson, California arranged for the disposal, treatment or transportation of waste oil and/or solvents to the site. The Corporation is conducting an investigation to determine if any waste oils or solvents used by the facility were transported to the site. The Corporation's estimated share of the total site remediation cost, if any, cannot be established on the basis of currently available information.

B. On March 22, 1994, the Corporation received an information request regarding the Niagara County Refuse Superfund Site in Wheatfield, New York. EPA believes that the Corporation's former facility in Niagara Falls, New York disposed of four cubic yards of waste at the site in October, November and December of 1971. The Corporation is conducting an investigation to determine if any wastes generated by the Niagara Falls facility were disposed of at the site and, if so, if such wastes were hazardous.
      The Corporation's estimated share of the total site remediation cost, if any, cannot be established on the basis of currently available information.

C. On April 11, 1994, the Corporation received a special notice letter and information request regarding the Marina Cliffs Barrel Dump Site in Milwaukee, Wisconsin. The Wisconsin Department of Natural Resources believes that the Corporation disposed of drums at the site. The Corporation is conducting an investigation to determine if any drums used by its Wisconsin facilities were disposed of at the site, and, if so, if such drums contained hazardous waste. The Corporation's estimated share of the total site remediation cost, if any, cannot be established on the basis of currently available information.

D. On April 7, 1994, the Corporation received a demand letter prior to the filing of a contribution lawsuit from the PRP Committee of the Ekotek Superfund Site in Salt Lake City, Utah. The PRP Committee believes that the Corporation disposed of 410 gallons of used oil at the site. The Corporation is conducting an investigation to determine if any of its facilities disposed of used oil at the site. The Corporation's liability for cleanup costs at such site is expected to be de minimis.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 1994 Annual Meeting of Stockholders was convened at 11:00 a.m. on Thursday, April 21, 1994, at the Corporation's Roswell Operations Headquarters in Roswell, Georgia. Represented at the meeting in person or by proxy were 146,752,662 shares of common stock or 91.1% of all shares of common stock outstanding.

The following directors were elected to three-year terms expiring in 1997: Paul J. Collins, Wayne R. Sanders, Wolfgang
R. Schmitt, Randall L. Tobias, and H. Blair White. Of the shares represented at the meeting, 99.5% voted for each nominee and .5% withheld authority to vote for each nominee.

The Corporation's other directors are John F. Bergstrom, James
D. Bernd, Pastora San Juan Cafferty, Claudio X. Gonzalez, James
G. Grosklaus, Phala A. Helm, M.D., Louis E. Levy and Frank A.
McPherson.

In addition to the election of directors, the stockholders approved the selection of Deloitte & Touche as independent auditors for the Corporation. Of the shares represented at the meeting, 99.5% voted for such selection, .2% voted against and .3% abstained or did not vote.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

         (4) Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

         (11) The following statement is filed as an exhibit to Part I of this Form 10-Q:

               The net income per common share computations included in the Consolidated Income Statement in
               Part I, Item 1, of this Form 10-Q are based on average number of shares of common stock outstanding. The only "common stock equivalents" or other potentially dilutive securities or agreements (as defined in Accounting Principles Board Opinion No. 15) which were contained in the Corporation's capital structure during the periods presented were options outstanding under the Corporation's Equity Participation Plans.

               Alternative computations of "primary" and "fully diluted" net income per share amounts for 1994 and 1993 assume the exercise of outstanding stock options using the "treasury stock method." There is no significant difference between net income per share presented in Item 1 and net income per share calculated on a "primary" and "fully diluted" basis for the first quarter of 1994 and 1993.

         (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:

                   KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
                Computation of Ratio of Earnings to Fixed Charges
                                  ($ Millions)



                                                                Three Months
                                                               Ended March 31
                                                             1994         1993
- -------------------------------------------------------------------------------
Consolidated Companies
  Income before income taxes ...........................    $183.6       $174.7
  Interest expense .....................................      31.1         26.1
  Interest factor in rent expense ......................       6.2          7.2
  Amortization of capitalized interest .................       1.4          1.4

Equity Affiliates
  Share of 50%-owned:
    Income before income taxes .........................       9.5          6.5
    Interest expense ...................................       1.9          2.0
    Interest factor in rent expense ....................        .1           .1
    Amortization of capitalized interest ...............        .1           .1
  Distributed income of less than 50%-owned ............         -            -
                                                            ------       ------

Earnings ...............................................    $233.9       $218.1
                                                            ======       ======

Consolidated Companies
  Interest expense .....................................    $ 31.1       $ 26.1
  Capitalized interest .................................       2.3          6.1
  Interest factor in rent expense ......................       6.2          7.2

Equity Affiliates
  Share of 50%-owned:
    Interest expense and capitalized interest ..........       1.9          2.1
    Interest factor in rent expense ....................        .1           .1
                                                            ------       ------

Fixed charges ..........................................    $ 41.6       $ 41.6
                                                            ======       ======

      Ratio of earnings to fixed charges ...............      5.62         5.24
                                                            ======       ======


(b)  Reports on Form 8-K

         (i) The Corporation filed a Current Report on Form 8-K dated February 17, 1994, which reported the Corporation's 1993 audited financial statements and management's discussion and analysis.

         (ii)  The Corporation filed a Current Report on Form
               8-K dated February 18, 1994 which reported the offering of $100 million principal amount of debt securities by the Corporation.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                   Kimberly-Clark Corporation
                          (Registrant)





               By:  /s/ John W. Donehower
                    ----------------------------------------------------
                    John W. Donehower
                    Senior Vice President and Chief Financial Officer (principal financial officer)




               By:  /s/ Randy J. Vest
                    ---------------------------------------------------
                    Randy J. Vest
                    Vice President and Controller
                    (principal accounting officer)



May 11, 1994