Form 10-Q
period 1994-06-30
KIMBERLY CLARK CORP
filed 1994-08-10
CIK 55785

FORM 10-Q


             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

Yes    X  .  No       .


As of August 5, 1994, 161,102,200 shares of the
Corporation's common stock were outstanding.

                       PART I - FINANCIAL INFORMATION.


Item 1.  Financial Statements.


CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                     Three Months            Six Months
                                                     Ended June 30         Ended June 30
(Millions of dollars except per share amounts)       1994       1993       1994       1993
- -------------------------------------------------------------------------------------------
Net Sales .....................................   $1,830.1   $1,725.9   $3,606.6   $3,427.9
Cost of products sold .........................    1,209.9    1,121.8    2,381.0    2,221.1
                                                  --------   --------   --------   --------

Gross Profit ..................................      620.2      604.1    1,225.6    1,206.8
Advertising, promotion and selling expenses ...      270.6      271.0      539.2      550.8
Research expense ..............................       41.1       39.5       79.8       80.5
General expense ...............................       92.4      102.0      178.3      187.9
                                                  --------   --------   --------   --------

Operating Profit ..............................      216.1      191.6      428.3      387.6
Interest expense ..............................      (32.3)     (28.1)     (63.4)     (54.2)
Other income (expense), net ...................        6.6        8.9        9.1       13.7
                                                  --------   --------   --------   --------

Income Before Income Taxes ....................      190.4      172.4      374.0      347.1
Provision for income taxes ....................       75.2       65.5      144.0      131.9
                                                  --------   --------   --------   --------

Income Before Equity Interests ................      115.2      106.9      230.0      215.2
Share of net income of equity companies .......       38.6       30.1       63.5       50.0
Minority owners' share of subsidiaries'
     net income ...............................       (2.3)      (3.7)      (5.8)      (7.1)
                                                  --------   --------   --------   --------

Net Income ....................................   $  151.5   $  133.3   $  287.7   $  258.1
                                                  ========   ========   ========   ========


Per Share Basis:

Net Income ....................................   $    .94   $    .83   $   1.79   $   1.61
                                                  ========   ========   ========   ========
Cash Dividends Declared .......................   $    .44   $    .43   $    .88   $    .43
                                                  ========   ========   ========   ========
Cash Dividends Paid ...........................   $    .44   $    .43   $    .87   $    .84
                                                  ========   ========   ========   ========

Unaudited
See Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                          June 30,      December 31,
(Millions of dollars)                                       1994            1993
- -----------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and cash equivalents ..........................    $   27.1        $   34.8
  Accounts receivable ................................       812.0           738.7
  Inventories ........................................       807.0           775.9
  Other current assets ...............................       139.1           125.8
                                                          --------        --------
    Total Current Assets .............................     1,785.2         1,675.2
                                                          --------        --------
Property .............................................     6,482.0         6,372.8
  Less accumulated depreciation ......................     2,409.9         2,330.0
                                                          --------        --------
    Net Property .....................................     4,072.1         4,042.8
Investments in Equity Companies ......................       464.4           398.3
Deferred Charges and Other Assets ....................       286.3           264.4
                                                          --------        --------
                                                          $6,608.0        $6,380.7
                                                          ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Debt payable within one year .......................    $  768.3        $  684.8
  Accounts payable ...................................       411.2           438.1
  Other current liabilities ..........................       787.9           785.6
                                                          --------        --------
    Total Current Liabilities ........................     1,967.4         1,908.5
Long-Term Debt .......................................       933.0           933.1
Noncurrent Employee Benefit Obligations ..............       438.7           430.0
Deferred Income Taxes ................................       596.7           585.0
Minority Owners' Interests in Subsidiaries ...........        67.0            66.9
Stockholders' Equity .................................     2,605.2         2,457.2
                                                          --------        --------
                                                          $6,608.0        $6,380.7
                                                          ========        ========

Unaudited

See Notes to Financial Statements.

CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                                       Six Months
                                                                     Ended June 30
(Millions of dollars)                                               1994       1993
- -------------------------------------------------------------------------------------
Operations
  Net income .................................................     $287.7     $258.1
  Depreciation ...............................................      162.4      141.4
  Changes in operating working capital .......................     (173.0)     (67.0)
  Pension funding in excess of expense .......................      (37.0)      (2.2)
  Other ......................................................       (6.8)      11.9
                                                                   ------     ------
    Cash Provided by Operations ..............................      233.3      342.2
                                                                   ------     ------

Investing
  Capital spending ...........................................     (201.9)    (339.0)
  Other ......................................................       24.1      (20.8)
                                                                   ------     ------
    Cash Used for Investing ..................................     (177.8)    (359.8)
                                                                   ------     ------

Financing
  Cash dividends paid ........................................     (140.0)    (135.0)
  Changes in debt payable within one year ....................       83.5      121.8
  Increases in long-term debt ................................      152.3       62.5
  Decreases in long-term debt ................................     (152.4)     (20.0)
  Other ......................................................       (6.6)        .7
                                                                   ------     ------
    Cash (Used for) Provided by Financing ....................      (63.2)      30.0
                                                                   ------     ------

(Decrease) Increase in Cash and Cash Equivalents .............     $ (7.7)    $ 12.4
                                                                   ======     ======


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

2. The average number of common shares outstanding used in the calculation of net income per share for the six months ended June 30, 1994 and 1993, was 161.0 million and 160.8 million, respectively. There were
     161.1 million shares outstanding at June 30, 1994.

3. The comparison of cash dividends declared for the six months ended June 30, 1994 and 1993, was affected by the timing of dividends declared in the respective years. In the 1994 period, quarterly dividends of $.44 per share were declared on February 17 and April 21, whereas in the 1993 period, a quarterly dividend of $.43 per share was declared on April 22. A quarterly dividend of $.43 per share paid on April 2, 1993, was declared on December 17, 1992.

4. The following schedule details inventories by major class as of June 30, 1994 and December 31, 1993:

                                                June 30,        December 31,
 (Millions of dollars)                            1994             1993
 ---------------------------------------------------------------------------

 At lower of cost on the First-In,
   First-Out (FIFO) method or market:
    Raw materials ..........................     $169.5           $155.1
    Work in process ........................      158.5            169.6
    Finished goods .........................      461.7            439.9
    Supplies and other .....................      127.6            121.5
                                                 ------           ------
                                                  917.3            886.1

 Excess of FIFO cost over Last-In,
   First-Out (LIFO) cost ...................     (110.3)          (110.2)
                                                 ------           ------

   Total ...................................     $807.0           $775.9
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

RESULTS OF OPERATIONS:
  Second Quarter 1994 Compared With Second Quarter 1993

By Product Class
($ Millions)


                                              % Change     % of 1994
Net Sales                            1994     vs. 1993    Consolidated
- ----------------------------------------------------------------------

Class I ........................   $1,479.2     +7.6%         80.8%
Class II .......................      270.6     - .8          14.8
Class III ......................       93.1     -5.9           5.1

Adjustments ....................      (12.8)                  ( .7)
                                   --------                  -----

Consolidated ...................   $1,830.1     +6.0%        100.0%
                                   ========                  =====


                                              % Change     % of 1994    % Return on Sales
Operating Profit                     1994     vs. 1993   Consolidated   1994         1993
- ------------------------------------------------------------------------------------------
Class I ........................     $179.7    +22.2%         83.2%      12.1%       10.7%
Class II .......................       44.7    - 1.3          20.7       16.5        16.6
Class III ......................        5.0    -29.6           2.3        5.4         7.2

Adjustments ....................      (13.3)                  (6.2)
                                     ------                  -----

Consolidated ...................     $216.1    +12.8%        100.0%      11.8%       11.1%
                                     ======                  =====


Commentary:

Net sales increased as a result of higher sales volumes for most of the Corporation's businesses. Sales volumes increased 10.4 percent compared with the second quarter of 1993.

  - Sales volumes increased in North America. Noteworthy contributors were Huggies disposable diapers, Kleenex facial tissue, Kotex and New Freedom feminine care products, Huggies baby wipes, Depend and Poise incontinence care products, professional health care products, newsprint, U.S. tobacco industry papers, Neenah Paper's premium business and correspondence papers and Midwest Express Airlines, Inc.

  - Sales volumes were higher in Europe due to the expansion of Huggies Pull-Ups disposable training pants and the January 1994 launch of Huggies disposable diapers.

  - Sales volumes also increased for consumer products in Asia, primarily in Korea, and in Latin America.

  - Selling prices were lower in North America for facial tissue, disposable diapers, feminine care products, consumer bathroom tissue and Midwest Express Airlines, Inc., principally in response to competitive business conditions.

  - Newsprint selling prices remain at depressed levels, although increased newsprint consumption and lower publishers' inventories have occurred in the industry.

  - Changes in currency exchange rates are estimated to have reduced consolidated net sales by $19 million.

Gross profit, which benefited from the higher sales volumes, increased by 2.7 percent in absolute terms, but declined as a percentage of sales, primarily because of the lower selling prices.

  - Cost reductions and manufacturing efficiencies were achieved in certain North American consumer products businesses, most notably in the disposable diaper business.

  - Product improvement costs were higher, primarily for the new Huggies Supreme diapers in the U.S. and Huggies
    UltraTrim diapers in Canada.

Operating profit increased 12.8 percent in absolute terms, and as a percentage of sales, primarily because of the higher sales volumes, lower promotion spending and reduced general expenses.

  - Promotion expenses were lower in North America for facial tissue products in connection with the lower selling prices.

  - Results for the U.S. consumer bathroom tissue business continued the improvement begun during the first quarter of 1994 as a result of lower promotion spending and manufacturing efficiencies, which more than offset the effect of reduced selling prices. Results for the bathroom tissue business in Continental Europe remained poor because of industry overcapacity and weak prices.

  - Product introduction costs and related general expenses were higher in Europe to support the expansion of disposable training pants and the launch of disposable diapers.

  - Cost control measures benefited general expense in 1994.
    In addition, the quarter-to-quarter comparison was affected by the settlement of a class action lawsuit involving the Corporation's Coosa Pines, Ala., pulp and newsprint mill which increased 1993 general expense by $6.5 million.

  - Changes in currency exchange rates had no significant effect on consolidated operating profit in the second quarter of 1994.

By Geography
($ Millions)


                                            % Change      % of 1994
Net Sales                         1994      vs. 1993    Consolidated
- ---------------------------------------------------------------------

North America ..............    $1,466.0     + 6.3%         80.1%
Outside North America ......       389.0     + 8.0          21.3
Adjustments ................       (24.9)                   (1.4)
                                --------                   -----

Consolidated ...............    $1,830.1     + 6.0%        100.0%
                                ========                   =====

                                            % Change      % of 1994     % Return on Sales
Operating Profit                  1994      vs. 1993    Consolidated     1994       1993
- ------------------------------------------------------------------------------------------
North America ..............      $222.3     +24.1%        102.9%        15.2%      13.0%
Outside North America ......         7.1     -64.9           3.3          1.8        5.6
Adjustments ................       (13.3)                   (6.2)
                                  ------                   -----

Consolidated ...............      $216.1     +12.8%        100.0%        11.8%      11.1%
                                  ======                   =====



                                            % Change      % of 1994
Net Income                        1994      vs. 1993    Consolidated
- -----------------------------------------------------------------------

North America ..............      $126.4     +21.1%         83.4%
Outside North America ......        25.1     -13.1          16.6
                                  ------                   -----

Consolidated ...............      $151.5     +13.7%        100.0%
                                  ======                   =====


Additional commentary:

  - In Europe, operating losses continued, but, as expected, were slightly lower in the second quarter of 1994 than in the first quarter of this year. These losses were caused principally by product introduction costs and related general expenses for the expansion of training pants and the launch of diapers.

  - Interest expense was higher primarily as a result of higher debt levels.

  - Net income from equity companies grew 28.2 percent. The improvement was largely due to the readoption of equity accounting for the Corporation's South African affiliate, Carlton Paper Corporation Limited, and slightly higher net income at the Corporation's Mexican affiliate, Kimberly-Clark de Mexico, S.A. de C.V.
    Earnings at the Mexican affiliate benefited from higher sales volumes partially offset by lower selling prices and changes in currency exchange rates. The
    Corporation's Australian affiliate, Kimberly-Clark
    Australia Pty. Limited, had strong operating results, but its net income declined because earnings in the second quarter of 1993 were affected by a reduction in the country's corporate income tax rate.

  - The readoption of equity accounting for the Corporation's South African affiliate increased net income from equity companies by $10.0 million and, after providing related income taxes, increased net income by $6.3 million, or four cents per share. In 1988, as a result of political unrest in South Africa and the enactment of punitive U.S. tax rules and other legislative activity which made recoverability of the Corporation's full carrying amount of its investment in South African operations doubtful, the Corporation wrote down its investment and began to recognize earnings only when dividends were received. In view of improved economic and political conditions in South Africa following the historic multiracial elections of April 1994, the Corporation readopted equity accounting for this investment and recognized its share of the affiliate's unremitted earnings from 1988 to June 30, 1994.

  - The effective income tax rate increased to 39.5 percent for the quarter from 38.0 percent a year ago, primarily as a result of recording income taxes on the unremitted earnings of the Corporation's South African affiliate.

RESULTS OF OPERATIONS:
  First Six Months of 1994 Compared with First Six Months of 1993

By Product Class
($ Millions)

                                              % Change     % of 1994
Net Sales                            1994     vs. 1993    Consolidated
- -----------------------------------------------------------------------

Class I ........................   $2,911.0    + 7.0%         80.7%
Class II .......................      534.4    - 1.7          14.8
Class III ......................      185.4    - 5.7           5.1

Adjustments ....................      (24.2)                   (.6)
                                   --------                  -----

Consolidated ...................   $3,606.6    + 5.2%        100.0%
                                   ========                  =====

                                              % Change     % of 1994    % Return on Sales
Operating Profit                     1994     vs. 1993   Consolidated   1994         1993
- -------------------------------------------------------------------------------------------
Class I ........................     $344.3    +16.0%         80.4%      11.8%       10.9%
Class II .......................       91.3    + 2.8          21.3       17.1        16.3
Class III ......................       10.1    - 6.5           2.4        5.4         5.5

Adjustments ....................      (17.4)                  (4.1)
                                     ------                   ----

Consolidated ...................     $428.3    +10.5%        100.0%      11.9%       11.3%
                                     ======                  =====



Commentary:

Net sales increased as a result of higher sales volumes for most of the Corporation's businesses. Sales volumes increased 9.9 percent compared with the first six months of 1993.

  - Sales volumes increased in North America. Noteworthy contributors were Huggies disposable diapers, Kotex and New Freedom feminine care products, Kleenex facial tissue, Depend and Poise incontinence care products, Huggies baby wipes, professional health care products, newsprint, U.S. tobacco industry papers, technical papers, Neenah Paper's premium business and correspondence papers and Midwest Express Airlines, Inc.

  - Sales volumes were higher in Europe due to the expansion of Huggies Pull-Ups training pants and the January 1994 launch of Huggies disposable diapers.

  - Sales volumes also increased for consumer products in Asia, primarily in Korea, and in Latin America.

  - Sales volumes declined for the training pant business in North America caused, in part, by the entry of a major competitor into the market with a branded product, and market share growth of private-label and economy-branded competitors. Sales volumes also declined in the consumer bathroom tissue business in North America due to competitive conditions in both Canada and the private-label business in the U.S.

  - Selling prices were lower in North America for facial tissue, disposable diapers, feminine care products, consumer bathroom tissue and Midwest Express Airlines, Inc., principally in response to competitive business conditions.

  - Newsprint selling prices remain at depressed levels.

  - Changes in currency exchange rates are estimated to have reduced consolidated net sales by $35 million.

Gross profit, which benefited from the higher sales volumes, increased by 1.6 percent in absolute terms, but declined as a percentage of sales, primarily because of the lower selling prices.

  - Cost reductions and manufacturing efficiencies were achieved in certain North American consumer products businesses, most notably in the disposable diaper business.

  - Product improvement costs were higher, primarily for the new Huggies Supreme diapers in the U.S. and Huggies
    UltraTrim diapers in Canada.

  - Raw material costs were lower.

Operating profit increased 10.5 percent in absolute terms, and as a percentage of sales, primarily because of the higher sales volumes, lower promotion spending and reduced general expenses.

  - Promotion expenses were lower in North America for facial tissue products in connection with the lower selling prices.

  - Results for the U.S. consumer bathroom tissue business improved as a result of lower promotion spending and manufacturing efficiencies, which more than offset the effect of reduced selling prices. Results for the bathroom tissue business in Continental Europe remained poor because of industry overcapacity and weak prices.

  - Product introduction costs and related general expenses were higher in Europe to support the expansion of disposable training pants and the launch of disposable diapers.

  - Cost control measures benefited general expense in 1994. In addition, the six-month comparison was affected by the settlement of a class action lawsuit involving the Corporation's Coosa Pines, Ala., pulp and newsprint mill which increased 1993 general expense by $6.5 million.

  - Changes in currency exchange rates had no significant effect on consolidated operating profit in the first six months of 1994.

By Geography
($ Millions)

                                            % Change      % of 1994
Net Sales                         1994      vs. 1993    Consolidated
- ----------------------------------------------------------------------

  North America ..............  $2,882.4     + 5.1%         79.9%
  Outside North America ......     771.7     + 8.8          21.4
  Adjustments ................     (47.5)                   (1.3)
                                --------                   -----

  Consolidated ...............  $3,606.6     + 5.2%        100.0%
                                ========                   =====


                                            % Change      % of 1994     % Return on Sales
Operating Profit                  1994      vs. 1993    Consolidated     1994       1993
- ------------------------------------------------------------------------------------------
  North America ..............    $436.1     +25.0%        101.9%        15.1%      12.7%
  Outside North America ......       9.6     -79.7           2.2          1.2        6.7
  Adjustments ................     (17.4)                   (4.1)
                                  ------                   -----

  Consolidated ...............    $428.3     +10.5%        100.0%        11.9%      11.3%
                                  ======                   =====



                                            % Change      % of 1994
Net Income                        1994      vs. 1993    Consolidated
- ----------------------------------------------------------------------

  North America ..............    $252.2     +24.5%         87.7%
  Outside North America ......      35.5     -36.2          12.3
                                  ------                   -----

  Consolidated ...............    $287.7     +11.5%        100.0%
                                  ======                   =====


Additional commentary:

  - In Europe, operating losses occurred principally because of product introduction costs and related general expenses for the expansion of training pants and the launch of diapers.

  - Interest expense was higher primarily as a result of higher debt levels.

  - Net income from equity companies grew 27.0 percent. The improvement was largely due to the previously discussed readoption of equity accounting for the Corporation's South African affiliate and higher net income at the Corporation's Mexican affiliate, Kimberly-Clark de Mexico, S.A. de C.V.

  - The effective income tax rate increased to 38.5 percent for the first six months from 38.0 percent a year ago, primarily as a result of recording income taxes on the unremitted earnings of the Corporation's South African affiliate. The effective income tax rate comparison also is affected by a reduction in tax liabilities previously provided which are no longer required in the U.S., offset in part by the effect of losses incurred outside the U.S. for which no tax benefits were recorded.

LIQUIDITY AND CAPITAL RESOURCES

  - Despite higher net income, cash provided by operations decreased primarily as a result of pension plan funding in excess of expense recognition, an increase in accounts receivable principally due to increased sales, and increased inventories primarily related to business expansions.

  - The decline in capital spending of $137.1 million for the first six months of 1994 is in line with the Corporation's expected annual capital spending of $500 million to $550 million for 1994 compared with actual capital spending of $654.5 million for 1993. The lower spending in 1994 reflects completion of several major projects, including a new feminine care products plant in Neenah, Wis. and a new diaper and training pants production plant in Barton-upon-Humber, England.

  - In June 1994, the Corporation through the Mississippi Business Finance Corporation issued $40 million of 7.55% industrial development revenue bonds due June 1, 2004. The proceeds are being used to finance improvements at the Corporation's nonwovens products facility in Corinth, Miss.

  - In June 1994, a shelf registration statement for $200 million of debt securities was filed with and declared effective by the Securities and Exchange Commission.
    The filing allows flexibility to issue debt promptly if the Corporation's needs and market conditions warrant.

  - On June 15, 1994, the Corporation agreed to sell its
    Troy, Ohio-based adhesive-coated label stock business in a transaction which is expected to close in the third quarter.
    On July 6, 1994, it sold its wholly owned Brazilian subsidiary, K-C do Brasil Ltda. Neither transaction is material to the consolidated financial statements.

  - On July 8, 1994, the Corporation's wholly owned subsidiary Kimberly-Clark Argentina S.A. agreed to combine its operations with Buenos Aires-based
    Descartables Argentinos S.A. to form a joint venture company to manufacture and market personal care products, including disposable diapers, feminine care products and incontinence care products. Products produced by the joint venture will be distributed by an affiliate of the Unilever Group, Unilever de Argentina, S.A.

  - On July 16, 1994, the Corporation's wholly owned subsidiary Kimberly-Clark GmbH acquired the feminine care products business of German-based VP-Schickedanz AG for approximately $123 million. The transaction includes a feminine care products plant in Forchheim, Germany; feminine care products machines now located at a plant in Mayen, Germany; the Camelia and Tampona brands; patents related to feminine care products; and feminine care inventories. In 1993, VP-Schickedanz's sales of feminine care products were approximately $120 million. The acquisition doubles the size of the Corporation's European feminine care business.


FOREIGN CURRENCY RISKS AND INFLATION RISKS

Because the Corporation has manufacturing facilities in more than 20 countries throughout the world, it is subject to currency risks as a result of strengthening or weakening of local currencies versus the U.S. dollar. The risk to any particular entity's assets is minimized to the extent that the entity is financed with local currency borrowings. In addition, many of the Corporation's non-U.S. operations buy the majority of their inputs and sell the majority of their outputs in local currency, thereby minimizing the effect of currency rate changes on their local operating profit margins. Management hedges the Corporation's foreign currency transaction risks when it is practicable and economically feasible to do so. The Corporation does not hedge its translation exposure. Gains and losses on such translation are recorded in current period income for entities operating in hyperinflationary economies and as increases or decreases in Unrealized Currency Translation Adjustments in Stockholders' Equity for all other entities.

The Corporation and its subsidiaries and affiliates manage their inflation risks on an entity-by-entity basis through selective price increases, productivity increases and cost containment measures. The net assets of subsidiaries and equity affiliates operating in hyperinflationary countries were $17.1 million at June 30, 1994 compared with Kimberly-
Clark's consolidated net assets of $2.6 billion at that date. Accordingly, management believes its hyperinflationary risks are minimal.


HEDGING ACTIVITIES

The Corporation hedges foreign currency risks for transactions that are denominated in a currency other than the functional currency of the applicable entity when it is practicable and economically feasible to do so. Such hedged transactions relate to firm commitments associated with the purchase of raw materials or items of property, plant and equipment or for the sale of products. The instruments used to hedge foreign currency risks are primarily forward contracts purchased from well-known money center banks (counterparties) throughout the world. Usually the contracts extend for no more than 12 months, although the maximum contractual term of such instruments has been 25 months. At June 30, 1994, the Corporation had outstanding forward exchange contracts, maturing at various dates in 1994 and 1995, to purchase $169 million and to sell
$263 million of various foreign currencies. At that date, the Corporation had no forward exchange contracts maturing after 1995.

Credit risks and market risks with respect to the counterparties, and the exchange risks that would not be hedged if the counterparties fail to fulfill their obligation under forward contracts, are believed to be minimal in view of the financial strength of the counterparties. Kimberly-Clark's accounting policy for forward contracts that hedge firm commitments is to defer gains or losses on the hedge into the basis of the underlying hedged items. All other forward contracts are marked to market, and the resulting gains or losses on such contracts are included in current period income.


ENVIRONMENTAL MATTERS

The Corporation has not been identified as a potentially responsible party ("PRP") at any Environmental Protection
Agency designated cleanup site which, in management's opinion, could have a material adverse effect on its business or results of operations. See "Legal Proceedings."

                  PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

In May 1994, the Corporation settled its patent infringement claim against Pope & Talbot, Inc. and Pope & Talbot, Wis.,
Inc. and the related antitrust counterclaim against the Corporation. In June 1994, the Corporation settled its patent infringement claim against Drypers Corporation and the related antitrust counterclaim against the Corporation.
The subject matter of this litigation was previously reported in Item 3.C. of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

The Corporation is subject to routine litigation from time to time which individually or in the aggregate is not expected to have a material adverse effect on the business or results of operations of the Corporation.

The Corporation has been named a PRP under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statute, at 25 waste disposal sites, none of which, in management's opinion, could have a material adverse effect on the Corporation's business or results of operations. With respect to the Niagara County Refuse Superfund Site in Wheatfield, New York, which was previously reported in Part II, Item 1.B. of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, the Corporation has determined that nonhazardous wastes generated by its former Niagara Falls facility were disposed of at the site. Based on such determination, the Corporation expects its liability for cleanup costs at the site to be de minimis.


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

           Alternative computations of "primary" and "fully diluted" net income per share amounts for 1994 and 1993 assume the exercise of outstanding stock options using the "treasury stock method."
           There is no significant difference between net income per share presented in Part I, Item 1 and net income per share calculated on a "primary" and "fully diluted" basis for the second quarter and first six months of 1994 and 1993.

     (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:

                   KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
                Computation of Ratio of Earnings to Fixed Charges
                                  ($ Millions)


                                                            Six Months
                                                           Ended June 30
                                                         1994         1993
- ----------------------------------------------------------------------------
Consolidated Companies
  Income before income taxes .......................    $374.0       $347.1
  Interest expense .................................      63.4         54.2
  Interest factor in rent expense ..................      12.4         13.8
  Amortization of capitalized interest .............       3.0          2.9

Equity Affiliates
  Share of 50%-owned:
    Income before income taxes .....................      20.0         15.0
    Interest expense ...............................       3.8          4.1
    Interest factor in rent expense ................        .3           .3
    Amortization of capitalized interest ...........        .3           .3
  Distributed income of less than 50%-owned.........      10.9         10.5
                                                        ------        -----

Earnings ...........................................    $488.1       $448.2
                                                        ======       ======

Consolidated Companies
  Interest expense .................................    $ 63.4       $ 54.2
  Capitalized interest .............................       5.1         10.9
  Interest factor in rent expense ..................      12.4         13.8

Equity Affiliates
  Share of 50%-owned:
    Interest expense and capitalized interest ......       3.9          4.2
    Interest factor in rent expense ................        .3           .3
                                                        ------       ------

Fixed charges ......................................    $ 85.1       $ 83.4
                                                        ======       ======

      Ratio of earnings to fixed charges ...........      5.74         5.37
                                                        ======       ======

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Corporation during the second quarter of 1994.

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





                 KIMBERLY-CLARK CORPORATION
                        (Registrant)





                By:  /s/ John W. Donehower
                     -----------------------------------------

                     John W. Donehower
                     Senior Vice President and Chief Financial Officer (principal financial officer)




                By:  /s/ Randy J. Vest
                     -----------------------------------------
                     Randy J. Vest
                     Vice President and Controller
                     (principal accounting officer)



August 10, 1994