Form 10-Q
period 1994-09-30
KIMBERLY CLARK CORP
filed 1994-11-10
CIK 55785

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

Yes    X  .  No       .


As of November 4, 1994, 160,145,525 shares of the Corporation's common stock were outstanding.

                 PART I - FINANCIAL INFORMATION.


Item 1.  Financial Statements.

CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                       Three Months         Nine Months
                                                    Ended September 30  Ended September 30
                                                    ------------------  -------------------
(Millions of dollars except per share amounts)         1994      1993      1994      1993
- --------------------------------------------------------------------------------------------
Net Sales ......................................    $1,836.8  $1,781.0  $5,443.4  $5,208.9

Cost of products sold ..........................     1,247.5   1,193.1   3,628.5   3,414.2
                                                    --------  --------  --------  --------

Gross Profit ...................................       589.3     587.9   1,814.9   1,794.7

Advertising, promotion and selling expenses ....       272.6     273.8     811.8     824.6
Research expense ...............................        41.0      37.4     120.8     117.9
General expense ................................        93.3      87.1     271.6     275.0
                                                    --------   -------   -------   -------

Operating Profit ...............................       182.4     189.6     610.7     577.2

Interest expense ...............................       (33.0)    (27.4)    (96.4)    (81.6)
Other income (expense), net ....................        23.4       4.3      32.5      18.0
                                                    --------  --------  --------   -------

Income Before Income Taxes .....................       172.8     166.5     546.8     513.6

Provision for income taxes .....................        60.1      76.0     204.1     207.9
                                                    --------   -------   -------   -------

Income Before Equity Interests .................       112.7      90.5     342.7     305.7

Share of net income of equity companies ........        32.0      24.8      95.5      74.8
Minority owners' share of subsidiaries'
  net income ...................................        (2.9)     (4.1)     (8.7)    (11.2)
                                                    --------  --------  --------  --------

Net Income .....................................    $  141.8  $  111.2  $  429.5  $  369.3
                                                    ========  ========  ========  ========


Per Share Basis:

Net Income .....................................    $    .88  $    .69  $   2.67  $   2.30
                                                    ========  ========  ========  ========
Cash Dividends Declared ........................    $    .44  $    .43  $   1.32  $    .86
                                                    ========  ========  ========  ========
Cash Dividends Paid ............................    $    .44  $    .43  $   1.31  $   1.27
                                                    ========  ========  ========  ========

Unaudited

See Notes to Financial Statements.


CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                          September 30,  December 31,
(Millions of dollars)                                          1994          1993
- --------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and cash equivalents .............................    $   29.1        $   34.8
  Accounts receivable ...................................       806.1           738.7
  Inventories ...........................................       823.4           775.9
  Other current assets ..................................       135.1           125.8
                                                             --------        --------
      Total Current Assets ..............................     1,793.7         1,675.2
                                                             --------        --------
Property ................................................     6,532.7         6,372.8
  Less accumulated depreciation .........................     2,371.6         2,330.0
                                                             --------        --------
      Net Property ......................................     4,161.1         4,042.8

Investments in Equity Companies .........................       485.7           398.3

Deferred Charges and Other Assets .......................       332.5           264.4
                                                             --------        --------
                                                             $6,773.0        $6,380.7
                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Debt payable within one year ..........................    $  728.5        $  684.8
  Accounts payable ......................................       465.2           438.1
  Other current liabilities .............................       821.9           785.6
                                                             --------        --------
      Total Current Liabilities .........................     2,015.6         1,908.5

Long-Term Debt ..........................................       934.4           933.1

Noncurrent Employee Benefit Obligations .................       440.5           430.0

Deferred Income Taxes ...................................       608.3           585.0

Minority Owners' Interests in Subsidiaries ..............        70.6            66.9

Stockholders' Equity ....................................     2,703.6         2,457.2
                                                             --------        --------
                                                             $6,773.0        $6,380.7
                                                             ========        ========

Unaudited

See Notes to Financial Statements.

CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                                      Nine Months
                                                                  Ended September 30
(Millions of dollars)                                               1994       1993
- -------------------------------------------------------------------------------------
Operations
  Net income .................................................    $ 429.5    $ 369.3
  Depreciation ...............................................      243.8      215.6
  Changes in operating working capital, excluding
    the effects of businesses acquired and sold ..............     (156.0)      (8.2)
  Pension funding in excess of expense .......................      (49.5)     (51.2)
  Other ......................................................      (17.7)      19.4
                                                                  -------    -------
      Cash Provided by Operations ............................      450.1      544.9
                                                                  -------    -------

Investing
  Capital spending ...........................................     (331.5)    (493.0)
  Acquisition of business ....................................      (97.2)         -
  Proceeds from disposition of property and businesses .......      138.1        3.9
  Other ......................................................       (6.7)     (44.2)
                                                                  -------    -------
      Cash Used for Investing ................................     (297.3)    (533.3)
                                                                  -------    -------

Financing
  Cash dividends paid ........................................     (210.9)    (204.2)
  Changes in debt payable within one year ....................       59.6      150.8
  Increases in long-term debt ................................      167.0       75.9
  Decreases in long-term debt ................................     (165.7)     (29.2)
  Other ......................................................       (8.5)       1.7
                                                                  -------    -------
      Cash Used for Financing ................................     (158.5)      (5.0)
                                                                  -------    -------

(Decrease) Increase in Cash and Cash Equivalents .............    $  (5.7)   $   6.6
                                                                  =======    =======


Unaudited

See Notes to Financial Statements.


NOTES TO FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") generally have been prepared on the same basis as those in the 1993 Annual Report and include all adjustments necessary to present fairly the condensed consolidated balance sheet and consoli-dated income and condensed cash flow statements for the periods indicated. Certain reclassifications have been made to conform 1993 data to the current period presentation.

2. The average number of common shares outstanding used in the calculation of net income per share for the nine months ended September 30, 1994 and 1993, was 161.1 million and
    160.8 million, respectively. There were 161.1 million shares outstanding at September 30, 1994.

3. The provision for income taxes and net income for the quar-ter and nine months ended September 30, 1993 included a tax charge related to enactment of the 1993 Tax Act, which increased the U.S. federal statutory income tax rate to 35 percent from 34 percent. This charge reduced 1993 net income by $11.9 million or seven cents a share.

4. The comparison of cash dividends declared for the nine months ended September 30, 1994 and 1993, was affected by the timing of dividends declared in the respective years.
    In the 1994 period, three quarterly dividends of $.44 per share were declared, whereas in the 1993 period, two quar-terly dividends of $.43 per share were declared. In 1993 a quarterly dividend of $.43 per share was paid in April which was declared in December 1992.

5. The following schedule details inventories by major class as of September 30, 1994 and December 31, 1993:


                                              September 30,      December 31,
  (Millions of dollars)                            1994              1993
  ----------------------------------------------------------------------------

  At lower of cost on the First-In,
    First-Out (FIFO) method or market:
      Raw materials .......................      $171.7            $155.1
      Work in process .....................       146.0             169.6
      Finished goods ......................       499.2             439.9
      Supplies and other ..................       130.7             121.5
                                                 ------            ------
                                                  947.6             886.1
  Excess of FIFO cost over Last-In,
    First-Out (LIFO) cost .................      (124.2)           (110.2)
                                                 ------            ------
    Total .................................      $823.4            $775.9
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

Product Classes referred to in the following discussion and analysis are:

      - Class I includes tissue products for household, commer-cial, institutional and industrial uses; infant, child, feminine and incontinence care products; industrial and commercial wipers; health care products; and related products.

      - Class II includes newsprint, printing papers, premium business and correspondence papers, tobacco industry papers and products, technical papers, and related products.

      - Class III includes aircraft services, commercial air transportation and other products and services.

Adjustments:

      - Adjustments to sales shown in the following tables consist of intercompany sales of products between prod-uct classes or geographic areas. Adjustments to operat-ing profit consist of expenses not associated with product classes or geographic areas.

RESULTS OF OPERATIONS:
  Third Quarter 1994 Compared With Third Quarter 1993


By Product Class
($ Millions)


                                              % Change     % of 1994
Net Sales                            1994     vs. 1993    Consolidated
- ----------------------------------------------------------------------

Class I ........................   $1,470.6     +3.0%         80.1%
Class II .......................      278.1     +5.5          15.1
Class III ......................      103.6     +7.2           5.6

Adjustments ....................      (15.5)                  ( .8)
                                   --------                  -----
Consolidated ...................   $1,836.8     +3.1%        100.0%
                                   ========                  =====

                                              % Change     % of 1994    % Return on Sales
Operating Profit                     1994     vs. 1993   Consolidated   1994         1993
- -------------------------------------------------------------------------------------------
Class I ........................     $143.4    -  .5%         78.6%       9.8%       10.1%
Class II .......................       47.6    + 8.9          26.1       17.1        16.6
Class III ......................        4.6    -46.5           2.5        4.4         8.9

Adjustments ....................      (13.2)                  (7.2)
                                     ------                  -----
Consolidated ...................     $182.4    - 3.8%        100.0%       9.9%       10.6%
                                     ======                  =====

Commentary:

Net sales increased 3.1 percent in the third quarter of 1994, with almost 90 percent of the increase attributable to higher sales volumes.

      - Sales volumes improved for consumer products in Europe, primarily due to the introduction and expansion of Huggies Pull-Ups disposable training pants and Huggies disposable diapers, as well as the acquisition of a feminine care business.

      - Sales volumes were higher in North America for Huggies disposable diapers, professional health care products, Depend and Poise incontinence care products, Huggies baby wipes, U.S. tobacco industry papers, service and industrial products, technical papers, Neenah Paper's premium business and correspondence papers and Midwest Express Airlines, Inc.

      - Sales volumes also increased for consumer products in Asia.

      - Sales volumes declined for training pants in North America due, in part, to the entry of a major competitor into the market with a branded product in early 1994 and market share growth of private-label and economy-branded competitors.

      - Sales volumes also declined for Kleenex facial tissue, consumer bathroom tissue and feminine care products due to competitive conditions in both Canada and the U.S.

      - Selling prices were lower for facial and bathroom tissue products in North America and for Midwest Express Air-lines, Inc., principally as a result of competitive business conditions.

      - Changes in currency exchange rates are estimated to have increased consolidated net sales approximately $9 mil-lion.

Despite the higher sales volumes and manufacturing efficien-cies, operating profit declined 3.8 percent in absolute terms, and as a percentage of sales, because of the lower selling prices, increased fiber costs and higher research and general expenses.

      - Manufacturing efficiencies and cost reductions were achieved in certain North American consumer products businesses, most notably in the disposable diaper busi-ness.

      - Product improvement costs were higher, primarily for Huggies Supreme diapers.

      - Despite declines in sales volumes and selling prices, results for the U.S. consumer bathroom tissue business continued the improvement that began during the first quarter of 1994, primarily due to lower promotion spend-ing. Results for the consumer bathroom tissue business in Europe suffered from industry overcapacity, higher fiber costs and weak prices.

      - Higher research and general expenses were largely relat-ed to the development of new and improved products and European business expansions.

      - Increased marketing costs associated with the introduc-tion of an improved Huggies disposable diaper in Europe contributed to the operating profit decline. Results in Europe declined compared with the third quarter of 1993, with losses in the 1994 third quarter also exceeding those in the second quarter of this year.

      - Changes in currency exchange rates are estimated to have reduced consolidated operating profit approximately $1 million in the third quarter of 1994.

By Geography
($ Millions)

                                            % Change      % of 1994
Net Sales                         1994      vs. 1993    Consolidated
- ----------------------------------------------------------------------

North America ..............    $1,443.7     -  .1%         78.6%
Outside North America ......       410.5     +18.1          22.3
Adjustments ................       (17.4)                   ( .9)
                                --------                   -----
Consolidated ...............    $1,836.8     + 3.1%        100.0%
                                ========                   =====

                                            % Change      % of 1994     % Return on Sales
Operating Profit                  1994      vs. 1993    Consolidated     1994       1993
- ------------------------------------------------------------------------------------------
North America ..............      $198.2     + 7.5%        108.6%        13.7%      12.8%
Outside North America ......        (2.6)      N.M.         (1.4)         (.6)       3.5
Adjustments ................       (13.2)                   (7.2)
                                  ------                   -----
Consolidated ...............      $182.4     - 3.8%        100.0%         9.9%      10.6%
                                  ======                   =====

                                            % Change      % of 1994
Net Income                        1994      vs. 1993    Consolidated
- ---------------------------------------------------------------------
North America ..............      $126.0     +42.2%         88.9%
Outside North America ......        15.8     -30.1          11.1
                                  ------                   -----
Consolidated ...............      $141.8     +27.5%        100.0%
                                  ======                   =====

Additional commentary:

      - Other income benefited from gains on completion of the previously announced sales of the Corporation's Brazil-ian tissue subsidiary, tissue mill in Memphis, Tenn., and adhesive-coated label stock business in Troy, Ohio, as well as from gains on the sale of woodlands.

      - Interest expense increased primarily because of higher debt levels and interest rates.

      - Net income from equity companies grew 29.0 percent primarily as a result of higher net income at the Corporation's equity affiliates, Kimberly-Clark de
        Mexico, S.A. de C.V., Kimberly-Clark Australia Pty.
        Limited and Kimberly-Clark Argentina S.A.

          -- Earnings at the Mexican affiliate benefited from higher sales volumes and lower promotion expenses, partially offset by higher pulp costs and changes in currency exchange rates.

          -- Earnings at the Australian affiliate benefited from higher sales volumes in nearly all product lines, improved manufacturing costs and changes in curren-cy exchange rates.

          -- On July 8, 1994, the Corporation's wholly owned subsidiary in Argentina combined its operations with Buenos Aires-based Descartables Argentinos S.A. to form a joint venture to manufacture and market personal care products. As a result of the formation of the joint venture, the Corporation's share of the results in Argentina began to be re-ported as net income from equity companies.

      - The effective income tax rate declined to 34.8 percent for the quarter from 45.6 percent a year ago. The effective rate comparison is affected by tax benefits related to the previously mentioned sale of K-C do Brasil Ltda. and by 1994 benefits from U.S. tax credits. The comparison also was affected by the enactment of the 1993 Tax Act, which increased deferred income taxes of prior years and current income taxes related to the first six months of 1993, thereby reducing 1993 third quarter net income by $11.9 million, or 7 cents per share.




RESULTS OF OPERATIONS:
  First Nine Months of 1994 Compared with First Nine Months of 1993

By Product Class
($ Millions)

                                              % Change     % of 1994
Net Sales                            1994     vs. 1993    Consolidated
- -----------------------------------------------------------------------
Class I ........................   $4,381.6    + 5.6%         80.5%
Class II .......................      812.5    +  .6          14.9
Class III ......................      289.0    - 1.5           5.3

Adjustments ....................      (39.7)                   (.7)
                                   --------                  -----
Consolidated ...................   $5,443.4    + 4.5%        100.0%
                                   ========                  =====

                                              % Change     % of 1994    % Return on Sales
Operating Profit                     1994     vs. 1993   Consolidated   1994         1993
- -------------------------------------------------------------------------------------------
Class I ........................     $487.7    +10.6%         79.9%      11.1%       10.6%
Class II .......................      138.9    + 4.8          22.7       17.1        16.4
Class III ......................       14.7    -24.2           2.4        5.1         6.6

Adjustments ....................      (30.6)                  (5.0)
                                     ------                  -----
Consolidated ...................     $610.7    + 5.8%        100.0%      11.2%       11.1%
                                     ======                  =====

Commentary:

Net sales increased 4.5 percent as a result of higher sales volumes for most of the Corporation's businesses, partially offset by lower selling prices and changes in currency exchange rates. Sales volumes increased 7.5 percent compared with the first nine months of 1993.

      - Sales volumes were higher in North America for Huggies disposable diapers, Kotex and New Freedom feminine care products, Depend and Poise incontinence care products, Huggies baby wipes, Kleenex facial tissue, professional health care products, U.S. tobacco industry papers, technical papers, newsprint, Neenah Paper's premium business and correspondence papers and Midwest Express Airlines, Inc.

      - Sales volumes increased for consumer products in Europe, primarily due to the introduction and expansion of Huggies Pull-Ups training pants and Huggies disposable diapers.

      - Sales volumes also improved for consumer products in Asia, primarily in Korea, and in Latin America.

      - Sales volumes declined for training pants in North America due, in part, to the entry of a major competitor into the market with a branded product in early 1994, and market share growth of private-label and economy-branded competitors.

      - Sales volumes also declined for consumer bathroom tissue in North America due to competitive business conditions in both Canada and the U.S.

      - Selling prices were lower in North America for facial tissue, feminine care products, disposable diapers, consumer bathroom tissue, newsprint, and Midwest Express Airlines, Inc., principally in response to competitive business conditions.

      - Changes in currency exchange rates are estimated to have reduced consolidated net sales by approximately $26 million.

Operating profit increased 5.8 percent in absolute terms, and as a percentage of sales, primarily because of the higher sales volumes, manufacturing efficiencies, lower promotion spending and lower fiber costs. These benefits were offset, in part, by the lower selling prices and higher product improvement costs, selling expenses and start-up costs.

      - Cost reductions and manufacturing efficiencies were achieved in certain North American consumer products businesses, most notably in the disposable diaper busi-ness.

      - Product improvement costs were higher, primarily for the new Huggies Supreme diapers in the U.S. and Huggies
        UltraTrim diapers in Canada.

      - Promotion expenses were lower in North America for facial tissue products in connection with the lower selling prices.

      - Results for the U.S. consumer bathroom tissue business improved as a result of lower promotion spending and manufacturing efficiencies, which more than offset the effect of reduced selling prices. Results for the consumer bathroom tissue business in Europe were poor because of industry overcapacity and weak prices.

      - Selling expenses were higher due principally to the higher sales volumes.

      - Start-up costs were higher, primarily attributable to the new consumer products mill at Taejon, Korea.

      - Cost control measures benefited general expense in 1994. In addition, the nine-month comparison was affected by the settlement of a class action lawsuit involving the Corporation's Coosa Pines, Ala., pulp and newsprint mill which increased 1993 general expense by $6.5 million.

      - Operating losses for the first nine months in Europe were greater than those of a year ago primarily due to losses on Huggies Pull-Ups training pants and the cost of launching an improved Huggies disposable diaper.

      - Changes in currency exchange rates had no significant effect on consolidated operating profit in the first nine months of 1994.



By Geography
($ Millions)

                                            % Change      % of 1994
Net Sales                         1994      vs. 1993    Consolidated
- ---------------------------------------------------------------------
  North America ..............  $4,326.1     + 3.3%         79.5%
  Outside North America ......   1,182.2     +11.8          21.7
  Adjustments ................     (64.9)                   (1.2)
                                --------                   -----
  Consolidated ...............  $5,443.4     + 4.5%        100.0%
                                ========                   =====

                                            % Change      % of 1994     % Return on Sales
Operating Profit                  1994      vs. 1993    Consolidated     1994       1993
- -------------------------------------------------------------------------------------------
  North America ..............    $634.3     +18.9%        103.9%        14.7%      12.7%
  Outside North America ......       7.0     -88.2           1.1           .6        5.6
  Adjustments ................     (30.6)                   (5.0)
                                  ------                   -----
  Consolidated ...............    $610.7     + 5.8%        100.0%        11.2%      11.1%
                                  ======                   =====

                                            % Change      % of 1994
Net Income                        1994      vs. 1993    Consolidated
- ----------------------------------------------------------------------
  North America ..............    $378.2     +29.9%         88.1%
  Outside North America ......      51.3     -34.4          11.9
                                  ------                   -----
  Consolidated ...............    $429.5     +16.3%        100.0%
                                  ======                   =====

Additional commentary:

      - The increase in interest expense of $14.8 million was caused by higher debt levels and a lower amount of interest capitalized.

      - Other income benefited from gains on the completion of the previously announced sales of the Corporation's Brazilian tissue subsidiary, tissue mill in Memphis, Tenn., and adhesive-coated label stock business in Troy, Ohio, as well as from gains on the sale of woodlands.

      - Net income from equity companies grew 27.7 percent. The improvement was largely due to the readoption of equity accounting in the second quarter of 1994 for the Corporation's investment in its South African affiliate, Carlton Paper Corporation Limited. Also contributing to the improvement was higher net income at the Corporation's equity affiliates, Kimberly-Clark de Mexico, S.A. de C.V.; Colombiana Kimberly S.A.; Colombiana Universal de Papeles S.A.; and Kimberly-Clark Argentina S.A., which began operating as a joint venture in July 1994.

      - The effective income tax rate declined to 37.3 percent from 40.5 percent a year ago. The effective rate com-parison is affected by the previously mentioned sale of K-C do Brasil Ltda. and by 1994 U.S. tax credits. The comparison also was affected by the enactment of the 1993 Tax Act which increased deferred income taxes related to prior years, thereby reducing 1993 net income by $8.8 million, or 5 cents per share.

Liquidity and Capital Resources

      - Despite higher net income, cash provided by operations decreased primarily as a result of an increase in oper-ating working capital of $156.0 million. The increase in operating working capital was comprised primarily of an increase in accounts receivable of $99.0 million due, in part, to increased sales, and increased inventories of $74.7 million primarily related to business expan-sions, partially offset by increases in accounts payable and accrued liabilities.

      - The decline in capital spending of $161.5 million for the first nine months of 1994 as compared to 1993 is in line with the Corporation's expected annual capital spending of $500 million to $550 million for 1994 com-pared with actual capital spending of $654.5 million for 1993. The lower spending in 1994 reflects completion of several major projects, including a new feminine care products plant in the Town of Menasha, Wis. and a new diaper and training pants production plant in Barton-upon-Humber, England.

      - On July 29, the Corporation finalized the sale of its wholly owned Brazilian subsidiary, K-C do Brasil Ltda.; on September 19, it completed the sale of its Troy, Ohio based adhesive-coated label stock business; and on September 21, it completed the sale of its Memphis, Tenn., tissue mill.

      - On October 13, the Corporation filed a preliminary prospectus with the Ontario Securities Commission where-in it proposed to sell its entire interest in the Coosa Pines, Alabama pulp and newsprint mill and the Terrace Bay, Ontario pulp mill, and related woodlands by a secondary offering of common shares. However, as a result of recent forecasts for higher-than-expected increases in pulp and newsprint prices and consequent concerns about cost pressure on the Corporation's tissue and other U.S. consumer products businesses, the Corpo-ration now intends to either withdraw or amend the preliminary prospectus and to sell an approximate one-third interest in these operations through a partial public offering. Such an offering is subject to stock market conditions and to approval by Canadian securities regulators and the Kimberly-Clark board of directors. The earliest such a public offering could occur would be the first quarter of 1995. The Corporation's long-term strategy continues to be the divestiture of these units.

Foreign Currencies Risks, Hedging Activities and Inflation Risks

The Corporation and its subsidiaries and affiliates have manu-facturing facilities in more than 20 countries throughout the world, as well as transactions denominated in numerous curren-cies. Consequently, Kimberly-Clark is subject to both foreign exchange transaction risks and translation risks as a result of strengthening or weakening of various currencies against each other and local currencies versus the U.S. dollar. The risk to any particular entity's net assets is minimized to the extent that the entity is financed with local currency borrowings. In addition, many of the Corporation's non-U.S. operations buy the majority of their inputs and sell the majority of their outputs in local currency, thereby minimizing the effect of currency rate changes on their local operating profit margins. Manage-ment selectively hedges foreign currency transaction risks when it is practicable and economically feasible to do so. Such transac-tion risks relate to firm commitments for the purchase of raw materials, finished goods or items of property, plant and equipment, the sale of products or the repayment of short-term intercompany loans.

The instruments used to hedge foreign currency transaction risks are forward contracts, and, to a lesser extent, option contracts. These instruments are purchased from well-known money center banks (counterparties) throughout the world. Usually the contracts extend for no more than 12 months, al-though their contractual term has been as long as 25 months. Gains and losses on instruments that hedge firm commitments are appropriately deferred and included in the basis of the under-lying hedged item. Premiums paid for options are amortized ratably over the life of the option. All other gains or losses on forward contracts or options are included in current period income based on the period-end market price of the instrument.

Credit risks with respect to the counterparties, and the for-eign currency transaction risks that would not be hedged if the counterparties fail to fulfill their obligation under the contracts, are believed to be minimal in view of the financial strength of the counterparties.

At September 30, 1994, there were outstanding forward contracts related to firm commitments, maturing at various dates in 1994 and 1995, to purchase $181 million and to sell $295 million of various foreign currencies. At that date, there were no material option contracts outstanding and there were no contracts maturing after 1995.

Translation exposure is not hedged. Gains and losses on such translation are recorded in current period income for entities operating in hyperinflationary economies and as increases or decreases in Unrealized Currency Translation Adjustments in Stockholders' Equity for all other entities.

Inflation risks are managed on an entity-by-entity basis through selective price increases, productivity increases and cost containment measures. The net assets of subsidiaries and affiliates operating in hyperinflationary countries were not significant.

Environmental Matters

The Corporation has not been identified as a potentially re-sponsible party ("PRP") at any Environmental Protection Agency designated cleanup site which, in management's opinion, could have a material adverse effect on its business or results of operations. See "Legal Proceedings."

                  PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

Litigation

- -   On September 20, 1994, the State of West Virginia filed an action against several tobacco companies, industry trade associations and consultants, and tobacco wholesalers, including the Corporation, seeking to recover monies which West Virginia allegedly has spent and will spend in provid-ing medical care for its citizens whose illnesses are al-leged to be tobacco-related. The lawsuit, filed in the Circuit Court of Kanawha County, West Virginia, seeks actual and punitive damages in an unspecified amount. The com-plaint alleges that the Corporation aided, abetted and participated in the manufacture of cigarettes by supplying reconstituted tobacco sheets to the tobacco company defen-dants and advertising that the use of such sheets would allow the tobacco companies to manipulate the level of nicotine in their cigarettes. The Corporation believes that West Virginia's claim is without merit.

- -   Since September 28, 1990, numerous lawsuits currently con-
    solidated into four actions in state and federal courts have been filed against numerous defendants, including the Corpo-ration, by over 4,000 plaintiffs of whom about 218 claim to have worked at the Corporation's Coosa Pines, Ala. mill as employees of independent contractors at various times since the mill's construction. The plaintiffs allege, with re-spect to the Corporation, that they sustained personal injuries and/or emotional distress from alleged exposure to asbestos-containing materials while working at the mill.
    The complaints do not specify the amount of damages demand-ed. The Corporation believes the claims are without merit. The subject matter of these proceedings was previously reported in Item 3.B. of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

    The parties to all of these actions have reached tentative oral agreement in principle to settle. Pursuant to this agreement in principle, all pending claims in these actions would be dismissed. It is anticipated that the final set-tlement agreement will require payment, on the Corporation's behalf, of an amount to be paid in part by the Corporation's insurance carrier. The amount expected to be paid by the Corporation is not expected to be material. Since these actions are not part of a class action, there remains the possibility that similar additional suits may be filed against the Corporation.

- -   The Corporation also is subject to routine litigation from time to time which individually or in the aggregate is not expected to have a material adverse effect on the business or results of operations of the Corporation.

Environmental Matters

The Corporation has been named a PRP under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statute, at 27 waste disposal sites, none of which, in management's opinion, could have a material adverse effect on the Corporation's business or results of operations. Notwithstanding its opinion, management believes it appropriate to disclose the following recent devel-opments concerning five of these sites:

- -   On August 1, 1994, the Corporation received a special notice letter and information request regarding the Shelby County Penal Farm Site in Memphis, Tennessee. The Tennessee De-partment of Environment and Conservation believes that the Corporation's former Memphis facility arranged for the disposal, treatment or transportation of hazardous substances to the site. The Corporation has determined that unknown amounts of primarily nonhazardous wastes generated by its former Memphis facility were disposed of at the site. The Corporation's estimated share of the total site remediation cost, if any, cannot be established on the basis of currently available information.

- -   On August 18, 1994, the Corporation received a demand letter regarding the JK Drum Superfund Site in New London, Wiscon-sin. The Environmental Protection Agency ("EPA") believes that four of the Corporation's facilities in Neenah, Wiscon-sin and one facility in Appleton, Wisconsin sent drums to the site for recycling. The Corporation has determined that it sent empty drums to the site for recycling. The Corporation's estimated share of the total site remediation cost, if any, cannot be established on the basis of current-ly available information.

- -   On September 12, 1994, the Corporation received a special
    notice letter and information request regarding the Omega Chemical Company Site in Whittier, California. The Califor-nia Department of Toxic Substances Control believes that the Corporation's facility in Fullerton, California arranged for the disposal, treatment or transportation of hazardous substances to the site. The Corporation is conducting an investigation to determine if any hazardous substances generated by the facility were transported to the site. The Corporation's estimated share of the total site remediation cost, if any, cannot be established on the basis of current-ly available information.

- -   With respect to the Niagara County Refuse Superfund Site in
    Wheatfield, New York, which was previously reported in Part II, Item 1.B. of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, and Part II, Item 1 of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, the Corpora-tion has entered into an Administrative Order on Consent implementing the settlement between certain de minimis PRPs, including the Corporation, and the EPA.

- -   With respect to the Ekotek Superfund Site in Salt Lake City,
    Utah, which was previously reported in Part II, Item 1.D. of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, the Corporation has entered into an Administrative Order on Consent implementing the settlement between certain de minimis PRPs, including the Corporation, and the EPA.

Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits
         (4) Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon re-quest.
         (11) The following statement is filed as an exhibit to Part I of this Form 10-Q:

               The net income per common share computations included in the Consolidated Income Statement in Part I, Item 1, of this Form 10-Q are based on average number of shares of common stock outstanding. The only "common stock equivalents" or other potentially dilutive secu-rities or agreements (as defined in Accounting Princi-ples Board Opinion No. 15) which were contained in the Corporation's capital structure during the periods presented were options outstanding under the Corpora-tion's Equity Participation Plans.

               Alternative computations of "primary" and "fully diluted" net income per share amounts for 1994 and 1993 assume the exercise of outstanding stock options using the "treasury stock method." There is no significant difference between net income per share presented in Part I, Item 1 and net income per share calculated on a "primary" and "fully diluted" basis for the third quarter and first nine months of 1994 and 1993.

         (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:

                   KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
                Computation of Ratio of Earnings to Fixed Charges
                                  ($ Millions)



                                                   Nine Months Ended September 30
                                                             1994         1993
- -----------------------------------------------------------------------------------
Consolidated Companies
- ----------------------
  Income before income taxes ...........................    $546.8       $513.6
  Interest expense .....................................      96.4         81.6
  Interest factor in rent expense ......................      17.9         20.8
  Amortization of capitalized interest .................       4.8          4.2

Equity Affiliates
- -----------------
  Share of 50%-owned:
    Income before income taxes .........................      32.3         24.6
    Interest expense ...................................       5.9          5.9
    Interest factor in rent expense ....................        .5           .4
    Amortization of capitalized interest ...............        .5           .4
  Distributed income of less than 50%-owned ............      21.7         20.8
                                                            ------       ------
Earnings ...............................................    $726.8       $672.3
                                                            ======       ======

Consolidated Companies
- ----------------------
  Interest expense .....................................    $ 96.4       $ 81.6
  Capitalized interest .................................       7.8         16.0
  Interest factor in rent expense ......................      17.9         20.8

Equity Affiliates
- -----------------
  Share of 50%-owned:
    Interest expense and capitalized interest ..........       6.1          6.2
    Interest factor in rent expense ....................        .5           .4
                                                            ------       ------
Fixed charges ..........................................    $128.7       $125.0
                                                            ======       ======
      Ratio of earnings to fixed charges ...............      5.65         5.38
                                                            ======       ======


         (27) The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.

(b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Corpo-ration during the third quarter of 1994.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                   KIMBERLY-CLARK CORPORATION
                          (Registrant)





               By:  /s/ John W. Donehower
                    ---------------------------------
                    John W. Donehower
                    Senior Vice President and Chief Financial Officer (principal financial officer)




               By:  /s/ Randy J. Vest
                    --------------------------------
                    Randy J. Vest
                    Vice President and Controller
                    (principal accounting officer)



November 10, 1994