Form 10-K
KIMBERLY CLARK CORP
filed 1995-03-24
CIK 55785

FORM 10-K

	       SECURITIES AND EXCHANGE COMMISSION
		     WASHINGTON, D.C.  20549

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 1995, 160,245,170 shares of common stock were outstanding, and the aggregate market value of the registrant's common stock held by nonaffiliates on such date (based on the closing stock price on the New York Stock Exchange) was approximately $8,293 million.






Documents Incorporated By Reference

Kimberly-Clark Corporation's 1994 Annual Report to Stockholders and 1995 Proxy Statement contain much of the information required in this Form 10-K, and portions of those documents are incorporated by reference herein from the applicable sections thereof. The following chart identifies the sections of this Form 10-K which incorporate by reference portions of the Corporation's 1994 Annual Report to Stockholders and 1995 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such documents are incorporated by reference. The portions of such documents that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.



   Document of Which Portions                   Items of this Form 10-K
  are Incorporated by Reference                  in Which Incorporated

1994 Annual Report to Stockholders    Part I
  (Year ended December 31, 1994)        Item 1.  Business

					Item 3.  Legal Proceedings

				      Part II
					Item 5.  Market for the Registrant's
					  Common Stock and Related Stockholder
					  Matters

					Item 7.  Management's Discussion and
					  Analysis of Financial Condition and
					  Results of Operations

					Item 8.  Financial Statements and
					  Supplementary Data

				      Part IV
					Item 14.  Exhibits, Financial Statement
					  Schedules, and Reports on Form 8-K


1995 Proxy Statement                  Part III
					Item 10.  Directors and Executive
					  Officers of the Registrant

					Item 11.  Executive Compensation

					Item 12.  Security Ownership of
					  Certain Beneficial Owners and
					  Management

					Item 13.  Certain Relationships and
					  Related Transactions


PART I





ITEM 1.  BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. As used in Items 1, 2 and 7 of this Form 10-K, the term "Corporation" refers to Kimberly-Clark Corporation and its consolidated subsidiaries. In the remainder of this Form 10-K, the terms "Kimberly-Clark" or "Corporation" refer to Kimberly-Clark Corporation.

Financial information about product classes and results, and foreign and domestic operations, and information about principal products and markets of the Corporation, contained under the caption "Management's Discussion and Analysis" and in
Note 13 to the Financial Statements contained in the 1994 Annual Report to Stockholders, are incorporated in this Item 1 by reference.

Description of the Corporation. The Corporation is principally engaged in the manufacturing and marketing throughout the world of a wide range of products for personal, business and industrial uses. Most of these products are made from natural and synthetic fibers using advanced technologies in absorbency, fibers and nonwovens.

The Corporation's products and services are segmented into three classes.

Class I includes tissue products for household, commercial, institutional and industrial uses; infant, child, feminine and incontinence care products; industrial and commercial wipers; health care products; and related products. Class I products are sold under a variety of well-known brand names, including Kleenex, Huggies, Pull-Ups, GoodNites, Kotex, New Freedom, Lightdays, Depend, Poise, Hi-Dri, Delsey, Kimguard and Kimwipes.

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



Patents and Trademarks. The Corporation owns various patents and trademarks registered domestically and in certain foreign countries. The Corporation considers the patents and trademarks which it owns and the trademarks under which it sells certain of its products, in each instance and in the aggregate, to be material to its business. Consequently, the Corporation seeks patent and trademark protection by all available means, including registration. A partial list of the Corporation's trademarks is included under the caption "Trademarks" contained in the 1994 Annual Report to Stockholders and is incorporated herein by reference.

Employees. In its worldwide consolidated operations, the Corporation had 42,707 employees as of December 31, 1994.

Raw Materials. Cellulose fibers in the form of wood pulp are the primary raw materials for the Corporation's paper and tissue products and are important components in disposable diapers, training pants, feminine pads and incontinence care products. Certain specialty papers are manufactured with other cellulose fibers such as flax straw and cotton. Large amounts of secondary and recycled fibers are also consumed, primarily in tissue products. Superabsorbent materials are important components in disposable diapers, training pants and incontinence care products. Polypropylene and other synthetics are primary raw materials for manufacturing nonwoven fabrics which are used in disposable diapers, training pants, feminine pads, incontinence and health care products and industrial wipers. Most secondary fibers and all synthetics are purchased. Wood pulp and nonwood cellulose fibers are produced by the Corporation and purchased from others. The Corporation considers the supply of such raw materials to be adequate to meet the needs of its businesses.

For its worldwide consolidated operations, the Corporation's pulp mills at Coosa Pines, Alabama, and Terrace Bay, Ontario, supplied about 70 percent of 1994 wood pulp requirements for products other than newsprint. The Corporation's newsprint mill at Coosa Pines produces substantially all of its own virgin fiber requirements, which represent approximately 80 percent of its total fiber requirements.

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

Competition. The Corporation competes in numerous domestic and foreign markets. The number of competitors and the Corporation's competitive positions in these markets vary. In general, in the sale of its principal products, the Corpora-tion faces strong competition from other manufacturers, some of which are larger and more diversified than the Corporation.
The Corporation has several major competitors in its disposable diaper and training pants, household and other tissue-based products, and feminine and incontinence care products businesses.

Depending on the characteristics of the market involved, the Corporation competes on the basis of product quality and performance, price, service, packaging, distribution, advertising and promotion.

In 1994, a major competitor completed its national introduction of a branded training pant. The Corporation responded by entering the private label training pants business and by launching improved branded training pants and branded disposable pants for older children who experience nighttime bed wetting. Similarly in Europe, the Corporation has encountered significant competition in connection with its introduction of training pants and diapers.

Research and Development. At year-end 1994, approximately 1,200 of the Corporation's employees were engaged in research and development activities and were located in Neenah, Wisconsin; Roswell, Georgia; Coosa Pines, Alabama; Munising, Michigan; the United Kingdom; Germany; the Netherlands; and France. A major portion of total research and development expenditures is directed toward new or improved personal care, health care and household products, and nonwoven materials. Consolidated research and development expenditures were $167.1 million in 1994, $158.5 million in 1993 and $156.1 million in 1992.

Environmental Matters. Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Corporation's facilities in the United States are estimated to be $29 million in 1995 and $28 million in 1996. Such expenditures are not expected to have a material effect on the Corporation's total capital expenditures, consolidated earnings or competitive position; however, these estimates could be modified as a result of changes in the Corporation's plans, changes in legal requirements or other factors.

Risks for Foreign Operations. The Corporation and its equity companies have manufacturing facilities in more than 25 countries throughout the world. Consumer products made abroad or in the U.S. are marketed in approximately 150 countries. Because these countries are so numerous, it is not feasible to generally characterize the risks involved. Such risks vary from country to country and include such factors as tariffs, trade restrictions, changes in currency value, economic conditions and international relations. See "Management's Discussion and Analysis -- Foreign Currencies Risks, Hedging Activities and Inflation Risks" contained in the 1994 Annual Report to Stockholders, which is incorporated herein by reference.

Insurance. The Corporation maintains coverage consistent with industry practice for most risks that are incident to its operations.

ITEM 2.  PROPERTIES

Management believes that the Corporation's production facilities are suitable for their purpose and adequate to support its businesses. The extent of utilization of individual facilities varies, but they operate at or near capacity, except in certain instances where new products or technology is being introduced. New facilities of the Corporation are under construction and others are being expanded. Principal facilities and products or groups of products made at these facilities are listed on the following pages. In addition, the principal facilities of the Corporation's equity companies and the products or groups of products made at such facilities are included on the following pages. Products described as consumer, service and/or nonwoven products include tissue products for household, commercial, institutional and industrial uses; infant, child, feminine and incontinence care products; industrial and commercial wipers; health care products; and related products.

Headquarters Locations
   Dallas, Texas
   Roswell, Georgia
   Neenah, Wisconsin

Administrative Center
   Knoxville, Tennessee

Production and Service Facilities

United States

Alabama
   Ashville - Wood chips
   Coosa Pines - Newsprint, groundwood printing papers, pulp,
	seedling nursery
   Goodwater - Lumber
   Nixburg - Wood chips
   Roanoke - Wood chips
   Westover - Lumber
Arizona
   Tucson - Nonwoven products
Arkansas
   Conway - Consumer products
   Maumelle - Consumer products
California
   Fullerton - Consumer products
Connecticut
   New Milford - Consumer products
   Shelton - Aviation services
Georgia
   LaGrange - Nonwoven materials and products
Massachusetts
   Lee - Tobacco industry papers, thin papers, service products
   Westfield - Aviation services
Michigan
   Munising - Printing and base papers
Mississippi
   Corinth - Nonwoven materials, service products
Nebraska
   Omaha - Commercial airline service
New Jersey
   Montvale - Aviation services
   South Hackensack - Aviation services
   Spotswood - Tobacco industry papers and products
New York
   Ancram - Tobacco industry papers and products
   Islip - Aviation services
North Carolina
   Hendersonville - Nonwoven materials and products
   Lexington - Nonwoven materials and products
Oklahoma
   Jenks - Consumer products
South Carolina
   Beech Island - Consumer and service products
Tennessee
   Loudon - Service products
Texas
   Dallas - Aviation services
   Paris - Consumer products
   Waco - Administrative services
Utah
   Ogden - Consumer products
Wisconsin
   Appleton - Aviation services
   Milwaukee - Commercial airline service
   Neenah - Consumer and service products, nonwoven materials,
	business and correspondence papers
   Whiting - Business and correspondence papers



Outside the United States

Argentina
  *Cordoba - Consumer products
  *Pilar - Consumer products
  *San Luis - Consumer products
Australia
  *Albury - Nonwoven materials and products
  *Ingleburn (near Sydney) - Consumer products
  *Lonsdale (near Adelaide) - Consumer products
  *Millicent - Consumer and service products
  *Seven Hills (near Sydney) - Consumer and service products
  *Tantanoola - Pulp
  *Warwick Farm (near Sydney) - Consumer and service products
Bahrain
  *East Riffa - Consumer products
Canada
   Huntsville, Ontario - Consumer and service products Rexdale, Ontario (near Toronto) - Consumer and service
	products
   St. Catharines, Ontario - Consumer and service products,
	base papers
   St. Hyacinthe, Quebec - Consumer products
   Terrace Bay, Ontario - Pulp
   Winkler, Manitoba (mobile operations) - Flax tow


China
   Beijing - Consumer products
   Changchun - Consumer products
   Chengdu - Consumer products
   Guiyang - Consumer products
   Handan - Consumer products
   Harbin - Consumer products
   Kunming - Consumer products
   Nanjing - Consumer products
   Shenyang - Consumer products
   Taiyuan - Consumer products
Colombia
  *Barbosa (near Medellin) - Tobacco industry papers, service
	products
  *Guarne (near Medellin) - Consumer and service products *Pereira - Consumer and service products, nonwoven materials *Tocancipa (near Bogota - under construction) - Consumer
	products
Costa Rica
   Cartago - Consumer products
El Salvador
   Sitio del Ni~no (near San Salvador) - Consumer and
	service products
France
   Le Mans - Tobacco industry products
   Malaucene - Tobacco industry papers
   Quimperle - Tobacco industry papers
   Rouen - Consumer products
   Villey-Saint-Etienne - Consumer and service products
Germany
   Koblenz - Consumer and service products
   Forchheim - Consumer products
Honduras
   Cortes - Nonwoven products
   San Pedro Sula - Nonwovens products
India
  *Pune (near Bombay - under construction) - Consumer products
Indonesia
  *Medan - Tobacco industry papers
Korea
   Anyang (near Seoul) - Consumer and service products Kimcheon (near Taegu) - Consumer and service products Taejon - Consumer products
Malaysia
  *Petaling Jaya (near Kuala Lumpur) - Consumer and service products

Mexico
  *Bajio (near San Juan del Rio) - Consumer and service
	products; business, printing and school papers *Cuautitlan (near Mexico City) - Consumer and service
	products
   Empalme - Nonwoven products
   Hermosillo - Nonwoven products
   Magdalena - Nonwoven products
  *Naucalpan (near Mexico City) - Consumer and service products; business, printing and school papers; tobacco industry papers; pulp
   Nogales - Nonwoven products
  *Orizaba - Consumer and service products; business, printing
	and school papers; pulp
  *Ramos Arizpe - Consumer products
   Santa Ana - Nonwoven products
  *Tlaxcala (under construction) - Consumer products
Netherlands
   Veenendaal - Consumer and service products
Panama
   Panama City - Consumer and service products
Philippines
   San Pedro, Laguna (near Manila) - Consumer and service
	products, tobacco industry papers
Saudi Arabia
  *Al-Khobar - Consumer and service products
Singapore
   Singapore - Consumer and service products
South Africa
  *Cape Town - Consumer and service products
  *Istar - Consumer and service products
  *Springs (near Johannesburg) - Consumer and service products *Wadeville - Consumer and service products
Thailand
   Patumthanee (near Bangkok) - Consumer and service products
United Kingdom
   Barton-upon-Humber - Consumer products
   Flint - Nonwoven materials, service products
   Larkfield (near Maidstone) - Consumer and service products Prudhoe (near Newcastle-upon-Tyne) - Consumer and service
	products, recycled fiber
   Sealand (near Chester) - Consumer products
Venezuela
   Guacara - Consumer products





* Equity company production facility

ITEM 3.  LEGAL PROCEEDINGS

The following is a brief description of potentially material legal proceedings to which the Corporation or any of its subsidiaries is a party or of which any of their properties is subject:

Litigation

A.  On September 20, 1994, the Attorney General of the State of
    West Virginia filed an action against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and cigarette component manufacturers, including the Corporation, seeking to recover monies which West Virginia allegedly has spent and will spend in providing medical care for its citizens whose illnesses are alleged to be tobacco-related. The lawsuit, filed in the Circuit Court of Kanawha County, West Virginia, seeks actual and punitive damages in an unspecified amount. Among other things, the complaint alleges that the Corporation aided, abetted and participated in the manufacture of cigarettes by supplying reconstituted tobacco sheets to the tobacco company defendants and advertising that the use of such sheets would allow the tobacco companies to manipulate the level of nicotine in their cigarettes. The Corporation has moved to dismiss the complaint on several grounds including the Attorney General's lack of authority to bring suit in his own name on behalf of the State of West Virginia. The
    Corporation believes that the Attorney General's claims are without merit.

B. Since September 28, 1990, numerous lawsuits currently consolidated into five actions in state and federal courts have been filed against numerous defendants, including the Corporation, by over 6,000 plaintiffs of whom about 272 claim to have worked at the Corporation's Coosa Pines, Ala. mill as employees of independent contractors at various times since the mill's construction. The plaintiffs allege, with respect to the Corporation, that they sustained personal injuries and/or emotional distress from alleged exposure to asbestos-containing materials while working at the mill. The complaints do not specify the amount of damages demanded. The Corporation believes the claims are without merit.

    The parties to four of these actions have reached tentative oral agreement in principle to settle; however, no written settlement agreement has yet been signed. Pursuant to this agreement in principle, all pending claims in these four actions would be dismissed. The amount expected to be paid by the Corporation is not expected to be material. Since these actions are not part of a mandatory class action, there remains the possibility that similar additional suits may be filed against the Corporation.


The Corporation also is subject to routine litigation from time to time which individually or in the aggregate is not expected to have a material adverse effect on the Corporation's business or results of operations.

Environmental Matters
(See the Corporation's 1994 Annual Report to Stockholders under the "Environmental Matters" section of "Management's Discussion and Analysis.")

The Corporation has been named a potentially responsible party ("PRP") under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), or analogous state statute, at 28 waste disposal sites, none of which, in management's opinion, could have a material adverse impact on the Corporation's business or results of operations. Notwithstanding its opinion, management believes it appropriate to disclose the following recent developments concerning seven of these sites where the extent of the Corporation's liability cannot yet be established:

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

    On September 9, 1992, the Environmental Protection Agency (the "EPA") identified Kimberly-Clark's former Memphis facility as a PRP at the site. The mill was linked to the site by an affidavit of an employee of the Refiner which alleged that the Refiner picked up waste oil at the mill for re-refining. While Kimberly-Clark did not send hazardous wastes to the site, it did send used oil to the Refiner for reclamation.

    Remediation of the site is being conducted in two phases. The Record of Decision for the source control phase, which identifies the selected remedy for the oily sludge pit and landfill areas of the site, was issued by EPA in November 1994. The Remedial Design for the source control phase and the Remedial Investigation and Feasibility Study for the groundwater phase have not yet commenced. There are approximately 103 companies, including Kimberly-Clark, participating in the PRP group. The Corporation's estimated share of the total site remediation cost, if any, cannot yet be established.

B. In August 1992, Kimberly-Clark's Spotswood, New Jersey mill received an information request from the New Jersey Department of Environmental Protection and Energy ("NJDEPE") with respect to the Jones Industrial Service Landfill. Kimberly-Clark does not have internal records indicating that the mill used the site. However, the Spotswood mill received routing sheets from a nonhazardous waste disposal transporter used by the mill which indicate that the transporter may have sent three loads of Spotswood mill waste to the site in September 1980. The public comment period on the Proposed Plan of Remediation ended on December 28, 1994. No decision on remedial action will be made until all public comments are evaluated. NJDEPE has made no projections on when the Record of Decision will be issued. Until Kimberly-Clark receives the site information it has requested from the State of New Jersey, no determination regarding the extent of Kimberly-Clark's liability, if any, can be made.

C. On February 6, 1991, the NJDEPE identified the Corporation as a PRP under the provisions of the New Jersey Spill Compensation and Control Act for remediation of the Global Sanitary Landfill waste disposal site located in Old Bridge Township, New Jersey based on the Corporation's disposal of waste at such site. The EPA has designated the disposal site as a state-led site under CERCLA with the NJDEPE acting as lead agency. In May 1991, the Corporation signed a PRP agreement and paid an administrative assessment. In August 1993, a consent decree was executed by the State of New Jersey and the PRPs, pursuant to which the Corporation agreed to pay $575,000 for its share of Phase I cleanup costs. The Corporation's share of Phase II cleanup costs cannot yet be established.

D. On March 14, 1994, the Corporation received from the EPA an information request regarding the Purity Oil Sales Superfund Site in Malaga, California. The EPA asserts that the Corporation's former facility in Anderson, California arranged for the disposal, treatment or transportation of waste oil and/or solvents to the site. The Corporation does not have records indicating that the facility used the site. The Corporation's estimated share of the total site remediation cost, if any, cannot be established on the basis of currently available information.

E. On April 11, 1994, the Corporation received a special notice letter and information request from the Wisconsin Department of Natural Resources ("WDNR") regarding the Marina Cliffs Barrel Dump Site in Milwaukee, Wisconsin. The WDNR asserts that the Corporation disposed of drums at the site. The Corporation does not have records indicating that any of its Wisconsin facilities used the site. The Corporation's estimated share of the total site remediation cost, if any, cannot be established on the basis of currently available information.

F. On September 12, 1994, the Corporation received a special notice letter and information request from the California Department of Toxic Substances Control ("DTSC") regarding the Omega Chemical Company Site in Whittier, California.
    The DTSC asserts that the Corporation's facility in Fullerton, California arranged for the disposal, treatment or transportation of hazardous substances to the site. The Corporation has determined that primarily nonhazardous substances generated by the facility were transported to the site. The Corporation's estimated share of the total site remediation cost, if any, cannot be established on the basis of currently available information.

G. On October 27, 1994, the Corporation received an information request regarding the Manistique River/Harbor Area of Concern in Manistique, Michigan. The EPA is investigating the source, extent and nature of the release of hazardous substances in the vicinity of the Manistique River/Harbor and believes that the Corporation's facility in Munising, Michigan may have arranged for the disposal, treatment or transportation of hazardous substances to the area. The Corporation has determined that no hazardous substances generated by any of its facilities were transported to the area and, therefore, the Corporation should not be liable for cleanup costs in the area.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of the Corporation as of March 1, 1995, together with certain biographical information, are as follows:

John W. Donehower, 48, was elected Senior Vice President and Chief Financial Officer in 1993. Mr. Donehower joined Kimberly-Clark in 1974. He was appointed Director of Finance -
 Europe in 1978, Vice President, Marketing and Sales - Nonwovens in 1981, Vice President, Specialty Papers in 1982, Managing Director, Kimberly-Clark Australia Pty. Limited in 1982, and Vice President, Professional Health Care, Medical and Nonwoven Fabrics in 1985. He was appointed President, Specialty Products - U.S. in 1987, and President - World Support Group in 1990.

O. George Everbach, 56, was elected Senior Vice President - Law and Government Affairs in 1988. Mr. Everbach joined Kimberly-Clark in 1984. His responsibilities within the Corporation have included direction of legal, human resources and administrative functions. He was elected Vice President and General Counsel in 1984; Vice President, Secretary and General Counsel in 1985; and Senior Vice President and General Counsel in 1986.

Thomas J. Falk, 36, was elected Group President - North American Consumer Products effective January 1, 1995. He is responsible for the Infant and Child Care Sectors, and the U.S. Consumer Sales and Consumer Business Services organizations. Mr. Falk joined Kimberly-Clark in 1983. His responsibilities within the Corporation have included internal audit, financial and strategic analysis, and operations management. Mr. Falk was appointed Vice President - Operations Analysis and Control in 1990. He was elected Senior Vice President -Analysis and Administration in 1992 and Group President - Infant and Child Care in 1993.

James G. Grosklaus, 59, was elected Executive Vice President effective December 1, 1990. He is responsible for the Pulp and Newsprint, Paper and Specialty Products and Service and Industrial Sectors, and also is responsible for various staff functions. Employed by the Corporation since 1957, Mr. Grosklaus was appointed Vice President in 1972 and Divisional Vice President in 1975, and was elected Senior Vice President effective January 1, 1979. He was appointed President, K-C Health Care, Nonwoven and Industrial Group in 1981, Senior Staff Vice President in 1982, Senior Vice President in 1983 and President, Technical Paper and Specialty Products in 1985, and elected Executive Vice President in January 1986. In 1988, he was appointed President - North American Pulp and Paper Sector. He is a member of the Emory University Dean's Advisory Council and the Woodruff Arts Center Board of Trustees. He has been a director of the Corporation since 1987.

Timothy E. Hoeksema, 48, was appointed President - Transportation Sector in 1988. Mr. Hoeksema joined Kimberly-Clark in 1969. Prior to 1977, Mr. Hoeksema served as Chief Pilot of Kimberly-Clark. He was elected President of K-C Aviation Inc., a wholly owned subsidiary of Kimberly-Clark, in 1977, and President of Midwest Express Airlines, Inc., a wholly owned subsidiary of K-C Aviation Inc., in 1983.

James T. McCauley, 56, was elected Executive Vice President in 1990. Mr. McCauley joined Kimberly-Clark in 1969. He was elected Vice President and Treasurer in 1980. Mr. McCauley was appointed Vice President - Nonwoven Operations in 1984, Senior Vice President, Kimberly-Clark Newsprint & Pulp and Forest Products in 1984, President, North American Pulp and Newsprint Sector in 1985, President, Health Care and Nonwovens Sector in 1987, and President - Nonwovens and Technical Products Sector in 1988. He was appointed President - Nonwovens, Medical and Technical Products Sector in 1988 and President - Nonwovens and Professional Health Care Sector, Far East Operations and World Support Group in 1990.

Wayne R. Sanders, 47, was elected Chief Executive Officer of the Corporation effective December 19, 1991, and Chairman of the Board of the Corporation effective March 31, 1992. He previously had been elected President and Chief Operating Officer in December 1990. Employed by the Corporation in 1975, Mr. Sanders was appointed Vice President of Kimberly-Clark Canada Inc., a wholly owned subsidiary of the Corporation, in 1981 and was appointed Director and President in 1984. Mr. Sanders was elected Senior Vice President of Kimberly-Clark Corporation in 1985 and was appointed President - Infant Care Sector in 1987, President - Personal Care Sector in 1988 and President - World Consumer, Nonwovens and Service and Industrial Operations in 1990. Mr. Sanders is a director of Adolph Coors Company, Coors Brewing Company and Texas Commerce Bank, National Association, and is a member of the Marquette University Board of Trustees. He has been a director of the Corporation since 1989.

Kathi P. Seifert, 45, was elected Group President - North American Consumer Products effective January 1, 1995. She is responsible for the Household Products and Feminine and Adult Care Sectors, and the Safety and Quality Assurance and Canadian Sales organizations. Ms. Seifert joined Kimberly-Clark in 1978. Her responsibilities in the Corporation have included various marketing positions within the Service and Industrial, Consumer Tissue and Feminine Products business sectors. She was appointed President - Feminine Care Sector in 1991 and was elected Group President - Feminine and Adult Care in 1994.
Ms. Seifert is a member of the Board of Directors for Aid Association for Lutherans.


John A. Van Steenberg, 47, was elected President - European Consumer and Service & Industrial Operations effective January 1, 1994. Mr. Van Steenberg joined Kimberly-Clark in 1978. His responsibilities have included operations and major project management in North America. He was appointed Managing Director of Kimberly-Clark Australia Pty. Limited in 1990.


PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

The dividend and market price data included in Note 12 to the Financial Statements, and the information set forth under the captions "Dividends and Dividend Reinvestment Plan" and "Stock Exchanges" contained in the 1994 Annual Report to Stockholders are incorporated in this Item 5 by reference.

As of March 17, 1995, the Corporation had 25,623 stockholders of record.



ITEM 6.  SELECTED FINANCIAL DATA


(Millions of dollars                        Year Ended December 31
except per share amounts)      1994     1993       1992       1991       1990
---------------------------------------------------------------------------------
Net Sales .................  $7,364.2 $6,972.9  $7,091.1    $6,776.9   $6,407.3
Restructuring Charge (3)...      --       --       250.0        --         --
Operating Profit ..........     819.1    793.5     543.1       741.8      753.6
Share of Net Income of
 Equity Companies (1)......      87.1     98.0      82.9        72.8       58.2
Income Before Cumulative
 Effects of Accounting
 Changes ..................     535.1    510.9     345.0       508.3      432.1
Net Income (1)(2)(3)(4)(5)      535.1    510.9      135.0      508.3      432.1
 Per Share Basis:
 Income Before Cumulative
  Effects of Accounting
  Changes .................      3.33     3.18       2.15       3.18       2.70
 Net Income (1)(2)(3)(4)(5)      3.33     3.18        .84       3.18       2.70
 Cash Dividends Declared...      1.76     1.29       2.07       1.52       1.36
 Cash Dividends Paid ......      1.75     1.70       1.64       1.45       1.35
Total Assets ..............   6,715.7  6,380.7   6,029.1     5,704.8    5,283.9
Long-Term Debt ............     929.5    933.1     994.6       874.7      728.5
Stockholders' Equity ......   2,595.8  2,457.2   2,191.1     2,519.7    2,259.7


(1) Share of net income of equity companies and net income for 1994 include a nonoperating charge of $39.2 million ($.24 per share) for foreign currency losses incurred by the Corporation's 43 percent-owned Mexican affiliate on the translation of U.S. dollar-denominated liabilities into pesos. The translation losses are related to the devaluation of the Mexican peso in December 1994.
(2) The enactment of the 1993 Tax Act increased deferred income taxes related to prior years, which reduced 1993 net income $8.8 million ($.05 per share).
(3) Results for 1992 include a pretax charge of $250.0 million or $172.0 million after-tax ($1.07 per share) related to the restructuring of the consumer and service products operations in Europe and certain operations in North America.
(4) Net income for 1992 includes net after-tax charges of $210.0 million ($1.31 per share) for the cumulative effects of adopting the required accounting rules for postretirement health care and life insurance benefits and for income taxes.
(5) Net income for 1991 and 1990 includes a favorable adjustment of $20.0 million ($.13 per share) and a charge of $44.0 million ($.28 per share), respectively, related to the disposition of a former 50.5-percent-owned Canadian newsprint subsidiary.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's
Discussion and Analysis" contained in the 1994 Annual Report to Stockholders is incorporated in this Item 7 by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Corporation and its consolidated subsidiaries and the independent auditors' report thereon contained in the 1994 Annual Report to Stockholders are incorporated in this Item 8 by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section of the 1995 Proxy Statement captioned "Certain Information Regarding Directors and Nominees" under "Proposal
1. Election of Directors" identifies members of the board of directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

See also "EXECUTIVE OFFICERS OF THE REGISTRANT" appearing in
Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the section of the 1995 Proxy Statement captioned "Executive Compensation" under "Proposal 1. Election of Directors" is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information in the sections of the 1995 Proxy Statement captioned "Security Ownership of Management" and "Other
Principal Holder of Voting Securities" under "Proposal 1.
Election of Directors" is incorporated in this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the sections captioned "Certain Transactions and Business Relationships" and "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" under "Proposal 1. Election of Directors" of the 1995 Proxy Statement is incorporated in this Item 13 by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K


(a) Documents filed as part of this report.

1.  Financial statements:

The Consolidated Balance Sheet as of December 31, 1994 and 1993, and the related Consolidated Income Statement and Consolidated Cash Flow Statement for the years ended December 31, 1994, 1993 and 1992, and the related Notes thereto, and the Independent Auditors' Report thereon are incorporated in Part II, Item 8 of this Form 10-K by reference to the financial statements contained in the 1994 Annual Report to Stockholders.

2.  Financial statement schedules:

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in the 1994 Annual Report to Stockholders.

Independent Auditors' Report

Schedules for Kimberly-Clark Corporation and Subsidiaries:

    II  Valuation and Qualifying Accounts


All other schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

3.  Exhibits:

Exhibit No. (3)a. Restated Certificate of Incorporation of
Kimberly-Clark Corporation, dated April 16, 1987, incorporated by reference to Exhibit No. (4)e of the Kimberly-Clark Corporation Form S-8 filed on February 16, 1993 (File No. 33-58402).

Exhibit No. (3)b. By-Laws of Kimberly-Clark Corporation, as amended April 22, 1993, incorporated by reference to Exhibit No. (3) of the Kimberly-Clark Corporation Form 10-Q for the quarterly period ended June 30, 1993.

Exhibit No. (4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a. Kimberly-Clark Corporation 1976 Equity
Participation Plan, as amended effective December 19, 1991.

Exhibit No. (10)b. Kimberly-Clark Corporation Management
Achievement Award Program, as amended as of January 1, 1993.

Exhibit No. (10)c. Kimberly-Clark Corporation Executive
Severance Plan, incorporated by reference to Exhibit No. (10)c of the Kimberly-Clark Corporation Form 10-K for the year ended
December 31, 1992.

Exhibit No. (10)d. Second Amended and Restated Deferred
Compensation Plan for Directors of Kimberly-Clark Corporation, incorporated by reference to Exhibit No. (10)d of the Kimberly-Clark Corporation Form 10-K for the year ended
December 31, 1992.

Exhibit No. (10)e. Kimberly-Clark Corporation 1986 Equity
Participation Plan, as amended effective February 11, 1993.

Exhibit No. (10)f. Kimberly-Clark Corporation 1992 Equity
Participation Plan, as amended effective February 11, 1993.

Exhibit No. (10)g. Kimberly-Clark Corporation Deferred
Compensation Plan, effective as of October 1, 1994.

Exhibit No. (11). The net income per share of common stock computations for each of the periods included in Part II, Item 6 of this Form 10-K are based on average common shares out-standing during each of the respective periods. The only "common stock equivalents" or other potentially dilutive securities or agreements (as defined in Accounting Principles Board Opinion No. 15) in Kimberly-Clark Corporation's capital structure during the periods presented were options outstanding under its Equity Participation Plans.

Computations of "primary" and "fully diluted" net income per share assume the exercise of outstanding stock options under the "treasury stock method." The table below presents the amounts by which the earnings per share amounts presented in
Part II, Item 6 would be reduced if the "treasury stock method"
had been used.
			       Primary       Fully Diluted

    1994                        $.01              $.01
    1993                         .01               .01
    1992                           -                 -
    1991                         .02               .02
    1990                         .01               .01

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1994.

Exhibit No. (13). Portions of the Kimberly-Clark Corporation
1994 Annual Report to Stockholders incorporated by reference in this Form 10-K.

Exhibit No. (21). Consolidated Subsidiaries and Equity
Companies of Kimberly-Clark Corporation are identified in the Kimberly-Clark Corporation 1994 Annual Report to Stockholders, and such information is incorporated in this Form 10-K by reference.

Exhibit No. (23). Independent Auditors' Consent.

Exhibit No. (24). Powers of Attorney.

Exhibit No. (27). The Financial Data Schedule required by Item
601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-K.

(b) Reports on Form 8-K

(i) The Corporation filed a Current Report on Form 8-K dated
    December 13, 1994, which reported the results of a meeting between senior management of the Corporation and certain securities analysts and investors.

(ii)            The Corporation filed a Current Report on Form
		8-K dated January 9, 1995, which reported a nonoperating charge attributable to the devaluation of the Mexican peso.



SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	      Kimberly-Clark Corporation

March 24, 1995

	      By:            /s/ John W. Donehower
				John W. Donehower
			    Senior Vice President and
			     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/ Wayne R. Sanders       Chairman of the Board         March 24, 1995
      Wayne R. Sanders           and Chief Executive Officer
				 and Director


     /s/ John W. Donehower       Senior Vice President and     March 24, 1995
     John W. Donehower           Chief Financial Officer



       /s/ Randy J. Vest          Vice President and            March 24, 1995
       Randy J. Vest              Controller (principal
				  accounting officer)


				    Directors

	 John F. Bergstrom                           Louis E. Levy
	 Pastora San Juan Cafferty                   Frank A. McPherson
	 Paul J. Collins                             Wolfgang R. Schmitt
	 Claudio X. Gonzalez                         Randall L. Tobias
	 James G. Grosklaus                          H. Blair White



By: /s/ O. George Everbach                                   March 24, 1995
    O. George Everbach, Attorney-in-Fact



INDEPENDENT AUDITORS' REPORT


Kimberly-Clark Corporation:



We have audited the consolidated financial statements of Kimberly-Clark Corporation as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 27, 1995, which report includes an explanatory paragraph concerning the Corporation's changes during 1992 in its methods of accounting for income taxes and postretirement benefits other than pensions to conform with Statements of Financial Accounting Standards No. 109 and No. 106, respectively; such consolidated financial statements and report are included in your 1994 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Kimberly-Clark Corporation, listed in
Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Dallas, Texas
January 27, 1995


SCHEDULE II                                      Kimberly-Clark Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Millions of dollars)


                                                   Additions          Deductions
                                Balance at  Charged to Charged to    Write-Offs   Balance at
                                Beginning   Costs and    Other      and Discounts   End of
         Description            of Period   Expenses   Accounts(a)     Allowed      Period

December 31, 1994
  Allowances deducted from
    assets to which they apply

      Allowances for doubtful
        accounts .........       $ 8.0       $  4.3       $.1         $  3.3(b)    $ 9.1

      Allowances for sales
        discounts ........         6.8        101.4         -           99.8(c)      8.4

          Total ..........       $14.8       $105.7       $.1         $103.1       $17.5


December 31, 1993
  Allowances deducted from
    assets to which they apply

      Allowances for doubtful
        accounts .........       $10.2       $  5.4       $.2         $  7.8(b)    $ 8.0

      Allowances for sales
        discounts ........         7.1         97.0         -           97.3(c)      6.8

          Total ..........       $17.3       $102.4       $.2         $105.1       $14.8


December 31, 1992
  Allowances deducted from
    assets to which they apply

      Allowances for doubtful
        accounts .........       $ 8.2       $  4.5       $.2         $  2.7(b)    $10.2

      Allowances for sales
        discounts ........         5.8         96.7         -           95.4(c)      7.1

          Total ..........       $14.0       $101.2       $.2         $ 98.1       $17.3


(a) Primarily bad debt recoveries
(b) Primarily uncollectible receivables written off
(c) Sales discounts allowed



Index to Documents Filed as a Part of This Report




				       Description

Consolidated financial statements, incorporated by reference

Independent Auditors' Report, incorporated by reference

Independent Auditors' Report

Schedules for Kimberly-Clark Corporation and Subsidiaries:

    II  Valuation and Qualifying Accounts


Exhibit No. (3)a. Restated Certificate of Incorporation of Kimberly-Clark
  Corporation, dated April 16, 1987, incorporated by reference to Exhibit No. (4)e of the Kimberly-Clark Corporation Form S-8 filed on
  February 16, 1993 (File No. 33-58402)

Exhibit No. (3)b. By-Laws of Kimberly-Clark Corporation, as amended
  April 22, 1993, incorporated by reference to Exhibit No. (3) of the Kimberly-Clark Corporation Form 10-Q for the quarterly period ended June 30, 1993

Exhibit No. (4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request

Exhibit No. (10)a. Kimberly-Clark Corporation 1976 Equity Participation Plan, as amended effective December 19, 1991

Exhibit No. (10)b. Kimberly-Clark Corporation Management Achievement Award
  Program, as amended as of January 1, 1993

Exhibit No. (10)c. Kimberly-Clark Corporation Executive Severance Plan, incorporated by reference to Exhibit No. (10)c of the Kimberly-Clark Corporation Form 10-K for the year ended December 31, 1992

Exhibit No. (10)d. Second Amended and Restated Deferred Compensation Plan for
  Directors of Kimberly-Clark Corporation, incorporated by reference to Exhibit No. (10)d of the Kimberly-Clark Corporation Form 10-K for the year ended December 31, 1992

Exhibit No. (10)e. Kimberly-Clark Corporation 1986 Equity Participation Plan, as amended effective February 11, 1993

Exhibit No. (10)f. Kimberly-Clark Corporation 1992 Equity Participation Plan, as amended effective February 11, 1993

Exhibit No. (10)g. Kimberly-Clark Corporation Deferred Compensation
  Plan, effective as of October 1, 1994

Exhibit No. (11). Statement re: computation of earnings per share

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1994

Exhibit No. (13). Portions of the Kimberly-Clark Corporation 1994 Annual
  Report to Stockholders incorporated by reference in this Form 10-K

Exhibit No. (21). Consolidated Subsidiaries and Equity Companies of
  Kimberly-Clark Corporation are identified in the Kimberly-Clark Corporation 1994 Annual Report to Stockholders, and such information is incorporated in this Form 10-K by reference

Exhibit No. (23). Independent Auditors' Consent

Exhibit No. (24). Powers of Attorney

Exhibit No. (27). The Financial Data Schedule required by Item 601(b)(27) of
  Regulation S-K has been included with the electronic filing of this Form 10-K.