Form 10-Q
period 1995-03-31
KIMBERLY CLARK CORP
filed 1995-05-05
CIK 55785

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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
    (State or other jurisdiction of          (I.R.S. - Employer
    incorporation or organization)           Identification No.)


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

Yes    X  .  No       .


As of May 3, 1995, 160,287,125 shares of the Corporation's common stock were outstanding.

                   PART I - FINANCIAL INFORMATION.


Item 1.  Financial Statements.

CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                                     Three Months
                                                                    Ended March 31
(Millions of dollars except per share amounts)                     1995       1994
- -------------------------------------------------------------------------------------
Net Sales .................................................      $2,014.6   $1,784.8
Cost of products sold .....................................       1,349.6    1,171.1
                                                                 --------   --------

Gross Profit ..............................................         665.0      613.7
Advertising, promotion and selling expenses ...............         304.0      268.6
Research expense ..........................................          42.5       38.7
General expense ...........................................          95.2       85.9
                                                                 --------   --------

Operating Profit ..........................................         223.3      220.5
Interest expense ..........................................         (34.7)     (31.1)
Other income (expense), net ...............................          (2.6)      (5.8)
                                                                 --------   --------

Income Before Income Taxes ................................         186.0      183.6
Provision for income taxes ................................          69.7       68.8
                                                                 --------   --------

Income Before Equity Interests ............................         116.3      114.8
Share of net (loss) income of equity companies ............          (2.8)      24.9
Minority owners' share of subsidiaries' net income ........          (4.8)      (3.5)
                                                                 --------   --------

Net Income ................................................      $  108.7   $  136.2
                                                                 ========   ========


PER SHARE BASIS:

Net Income ................................................      $    .68   $    .85
                                                                 ========   ========
Cash Dividends Declared ...................................      $    .45   $    .44
                                                                 ========   ========
Cash Dividends Paid .......................................      $    .44   $    .43
                                                                 ========   ========

Unaudited

See Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                          March 31,     December 31,
(Millions of dollars)                                       1995            1994
- --------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and cash equivalents ..........................    $   43.3        $   23.8
  Accounts receivable ................................       957.8           847.5
  Inventories ........................................       892.1           804.2
  Other current assets ...............................       142.7           134.4
                                                          --------        --------
    Total Current Assets .............................     2,035.9         1,809.9
                                                          --------        --------
Property .............................................     6,927.3         6,604.0
  Less accumulated depreciation ......................     2,527.8         2,404.6
                                                          --------        --------
    Net Property .....................................     4,399.5         4,199.4
Investments in Equity Companies ......................       273.3           376.2
Deferred Charges and Other Assets ....................       371.3           330.2
                                                          --------        --------
                                                          $7,080.0        $6,715.7
                                                          ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Debt payable within one year .......................    $  839.3        $  771.8
  Accounts payable ...................................       547.4           495.6
  Other current liabilities ..........................       871.2           791.4
                                                          --------        --------
    Total Current Liabilities ........................     2,257.9         2,058.8
Long-Term Debt .......................................       970.9           929.5
Noncurrent Employee Benefit Obligations ..............       445.3           438.7
Deferred Income Taxes ................................       632.9           612.8
Minority Owners' Interests in Subsidiaries ...........       142.3            80.1
Stockholders' Equity .................................     2,630.7         2,595.8
                                                          --------        --------
                                                          $7,080.0        $6,715.7
                                                          ========        ========




Unaudited

See Notes to Financial Statements.

CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                                     Three Months
                                                                    Ended March 31
(Millions of dollars)                                               1995       1994
- -------------------------------------------------------------------------------------
Operations
  Net income .................................................     $108.7     $136.2
  Depreciation ...............................................       87.2       79.0
  Changes in operating working capital .......................      (44.4)     (55.3)
  Pension funding less than (in excess of) expense ...........        9.5      (47.6)
  Other ......................................................       39.2       (6.2)
                                                                   ------     -------

    Cash Provided by Operations ..............................      200.2      106.1
                                                                   ------     -------

Investing
  Capital spending ...........................................     (104.5)     (82.1)
  Acquisitions of businesses, net of cash acquired ...........      (44.7)         -
  Other ......................................................      (14.9)     (31.2)
                                                                   ------     -------
    Cash Used for Investing ..................................     (164.1)    (113.3)
                                                                   ------     -------

Financing
  Cash dividends paid ........................................      (70.5)     (69.2)
  Changes in debt payable within one year ....................       36.1       47.3
  Increases in long-term debt ................................       30.9      103.5
  Decreases in long-term debt ................................       (4.4)     (45.7)
  Other ......................................................       (8.7)       (.2)
                                                                   ------     -------
    Cash (Used for) Provided by Financing ....................      (16.6)      35.7
                                                                   ------     -------

Increase in Cash and Cash Equivalents ........................     $ 19.5     $ 28.5
                                                                   ======     =======


Unaudited

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") generally have been prepared on the same basis as those in the 1994 Annual Report and include all adjustments necessary to present fairly the condensed consolidated balance sheet and consolidated income and condensed cash flow statements for the periods indicated. Certain reclassifications have been made to conform 1994 data to the current period presentation.

2. The average number of common shares outstanding used in the calculation of net income per share for the three months ended March 31, 1995 and 1994, was 160.2 million and
    161.0 million, respectively. There were 160.3 million shares outstanding at March 31, 1995.

3. Share of net (loss) income of equity companies and net income for the first quarter of 1995 include a charge of $26.8 million, or $.17 per share, for losses incurred on the translation of U.S. dollar denominated liabilities into pesos resulting from the devaluation of the Mexican peso.

4. Following is a detail of inventories by major class as of March 31, 1995 and December 31, 1994:

                                                         March 31,      December 31,
  (Millions of dollars)                                     1995             1994
  ----------------------------------------------------------------------------------

  At lower of cost on the First-In,
    First-Out (FIFO) method or market:
      Raw materials .........................               $213.3          $180.8
      Work in process .......................                162.3           143.3
      Finished goods ........................                543.7           495.0
      Supplies and other ....................                145.1           132.8
                                                          --------         -------
                                                           1,064.4           951.9

  Excess of FIFO cost over Last-In,
    First-Out (LIFO) cost ...................               (172.3)         (147.7)
                                                          --------         -------

    Total ...................................               $892.1          $804.2
                                                          ========         =======

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

Adjustments and reclassifications:

      - Adjustments to sales shown in the following tables consist of intercompany sales of products between product classes or geographic areas. Adjustments to operating profit consist of expenses not associated with product classes or geographic areas.

      - Certain reclassifications have been made to conform 1994 data to the current period presentation.

RESULTS OF OPERATIONS:
  First Quarter 1995 Compared With First Quarter 1994


By Product Class
($ Millions)

                                              % Change     % of 1995
Net Sales                            1995     vs. 1994    Consolidated
- -----------------------------------------------------------------------
Class I ........................   $1,643.3    +14.2%         81.6%
Class II .......................      285.3    + 7.6          14.2
Class III ......................      105.6    +14.4           5.2

Adjustments ....................      (19.6)                  (1.0)
                                   --------                  -----

Consolidated ...................   $2,014.6    +12.9%        100.0%
                                   ========                  =====

                                              % Change     % of 1995    % Return on Sales
Operating Profit                     1995     vs. 1994   Consolidated   1995         1994
- -------------------------------------------------------------------------------------------
Class I ........................     $169.1    - 1.5%         75.7%      10.3%       11.9%
Class II .......................       54.6    +14.0          24.5       19.1        18.1
Class III ......................        4.4    -13.7           2.0        4.2         5.5

Adjustments ....................      ( 4.8)                  (2.2)
                                     ------                  -----

Consolidated ...................     $223.3    + 1.3%        100.0%      11.1%       12.4%
                                     ======                  =====

Commentary:

Net sales increased 12.9 percent in the first quarter of 1995, with almost 60 percent of the increase attributable to higher sales volumes.

      - Sales volumes were higher in North America for Kleenex premium bathroom tissue, Kleenex facial tissue, Huggies disposable diapers, Depend and Poise incontinence care products, Huggies baby wipes, professional health care products, disposable training and youth pants, tobacco industry papers, and Midwest Express Airlines, Inc.

      - Sales volumes and selling prices improved for consumer products in Europe and Asia.

      - Selling prices were higher in North America for pulp and newsprint and Neenah Paper's premium business and correspondence papers, but were lower for Huggies disposable diapers.

      - Changes in currency exchange rates increased consolidated net sales approximately $24 million.

The higher sales volumes and the better selling prices contributed to an operating profit increase of 1.3 percent, but operating profit declined as a percentage of sales. Growth in operating profit was limited by higher worldwide costs for fiber and other raw materials, higher product improvement costs and increased promotion and selling expenses.

      - The higher marketing costs were the result of strong competitive activity in the U.S. and European markets for consumer products and the costs of matching a competitor's price and count reductions on diapers and training pants in the U.S.

      - Although business conditions remain competitive, European operating results improved. During the quarter, operating losses in Europe declined due to increased sales volumes, higher selling prices and manufacturing efficiencies, which more than offset higher fiber costs and increased promotion expenses to introduce Huggies diapers in France and Belgium.

      - The North American disposable diaper and training pants businesses were adversely affected by the previously mentioned costs of matching price and count reductions, the costs of product improvements, primarily those associated with the introduction of stretchable side panels on Huggies diapers, and higher raw material costs.

      - The North American facial tissue and consumer bathroom tissue businesses were adversely affected by higher fiber costs and increased promotion expenses but benefited from price increases which began taking effect late in the first quarter.

      - Research and general expenses were higher largely due to the development of new and improved products and business expansion, but were virtually unchanged as a percentage of sales.

      - The pulp and newsprint businesses had higher selling prices, and the tobacco industry papers business had higher selling prices, increased sales volumes and improved productivity.

      - Changes in currency exchange rates had no significant effect on consolidated operating profit in the first quarter of 1995.

By Geography
($ Millions)


                                            % Change      % of 1995
Net Sales                         1995      vs. 1994    Consolidated
- ---------------------------------------------------------------------
North America ..............    $1,519.7     + 6.7%         75.4%
Outside North America ......       511.6     +33.7          25.4
Adjustments ................       (16.7)                   (0.8)
                                --------                   -----

Consolidated ...............    $2,014.6     +12.9%        100.0%
                                ========                   =====



                                            % Change      % of 1995     % Return on Sales
Operating Profit                  1995      vs. 1994    Consolidated     1995       1994
- ------------------------------------------------------------------------------------------

North America ..............      $212.0     - 4.5%         94.9%        14.0%      15.6%
Outside North America ......        16.1       N.M.          7.2          3.1        0.7
Adjustments ................        (4.8)                   (2.1)
                                  ------                   -----

Consolidated ...............      $223.3     + 1.3%        100.0%        11.1%      12.4%
                                  ======                   =====

                                            % Change      % of 1995
Net Income                        1995      vs. 1994    Consolidated
- ---------------------------------------------------------------------
North America ..............      $115.3     - 8.3%        106.1%
Outside North America ......        (6.6)      N.M.         (6.1)
                                  ------                   -----

Consolidated ...............      $108.7     -20.2%        100.0%
                                  ======                   =====


N.M. - Not meaningful.

Additional commentary:

      - Interest expense increased because of higher interest rates and debt levels.

      - Although the effective tax rate remained at 37.5 percent for both periods, the net income comparison in North America is affected by a 1994 first quarter reduction in tax liabilities previously provided which were no longer required in the U.S. Partially offsetting this 1994 benefit were losses incurred outside the U.S. for which no tax benefits were recorded.

      - Net income outside North America was adversely affected by the continuing decline in the value of the Mexican peso. During the quarter, the peso lost about 25 percent of its value versus the U.S. dollar. The Corporation's Mexican affiliate, Kimberly-Clark de Mexico, S.A. de C.V., has financed part of its operations with U.S. dollar-denominated liabilities, and the remeasurement of these liabilities by the affiliate resulted in an after-tax charge, of which Kimberly-Clark's share was $26.8 million, or $.17 per share.

      - At March 31, 1995, the U.S. dollar exposure at Kimberly-Clark de Mexico was approximately $395 million, up from $330 million at December 31, 1994, reflecting an increase in the affiliate's short-term debt for the continued expansion of manufacturing facilities in that country.

      - Although Kimberly-Clark de Mexico was able to increase prices in every product category and to increase sales volumes for most consumer products, the effects of such increases were not sufficient to compensate for higher raw material costs and for the effect of the peso devaluation.

      - Results from equity companies include the previously mentioned foreign currency loss from the peso devaluation. Higher net income was earned at the Corporation's equity affiliates, Kimberly-Clark Australia Pty. Limited and Colombiana Universal de Papeles S.A. Excluding the nonoperating charge for the peso devaluation, the Corporation's share of income from the Mexican affiliate was $16.5 million, or $.10 per share, compared with $18.9 million, or $.12 per share, in the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

  - Cash provided by operations increased compared with the first quarter of 1994 primarily because of the timing of pension plan funding and higher dividends received from equity affiliates. Partially offsetting these factors were greater investments in customer accounts receivable, due in part to the higher net sales, and in inventories, primarily for business expansion. These operating working capital uses were partially financed by increases in accounts payable and accrued liabilities.

  - In February 1995, the Corporation reached an agreement to acquire CPM Inc., a manufacturer of specialty recycled and virgin paper with operations in East
       Ryegate, Vt. The transaction is expected to close in the second quarter.

  - In March 1995, the Corporation purchased a 51 percent interest in the tissue and feminine care assets of Peru-based Unicel S.A., a Kimberly-Clark licensee since 1985. Under the terms of the purchase agreement, Kimberly-Clark will form a new company called Kimperu S.A. that will operate manufacturing facilities in Lima.

  - During the first quarter of 1995, the Corporation increased its investment in Carlton Paper Corporation Limited in South Africa from 38.7 percent to more than 50 percent and in Kimberly-Clark Argentina S.A. from
       33.3 percent to 51 percent. These entities are now consolidated subsidiaries.

ENVIRONMENTAL MATTERS

The Environmental Protection Agency has not identified the Corporation as a potentially responsible party at any designated cleanup site which, in management's opinion, could have a material adverse effect on its business or results of operations.

OUTLOOK

As expected, the first quarter was a challenge because of economic difficulties in Mexico and the one-time costs of matching a competitor's price and count reductions on diapers in the U.S., as well as the timing of the previously announced price increases on U.S. tissue products. With price increases for tissue products taking effect late in the first quarter, with sales volumes improving and with a steady stream of new and improved products being introduced throughout the world, earnings for the remainder of 1995 are expected to improve significantly over the same period last year. Management also expects to achieve the corporate objective of a sustainable return on average stockholders' equity of at least 20 percent.

                  PART II - OTHER INFORMATION.


Item 4.  Submission of Matters to a Vote of Security Holders

The 1995 Annual Meeting of Stockholders was convened at 11:00 a.m. on Thursday, April 20, 1995, at the Hotel Crescent Court, 400 Crescent Court, Dallas, Texas. Represented at the meeting in person or by proxy were 145,825,225 shares of common stock or 91% of all shares of common stock outstanding.

The following directors were elected to three-year terms expiring in 1998: Pastora San Juan Cafferty, Claudio X. Gonzalez, Louis E. Levy and Linda Johnson Rice. Of the shares represented at the meeting, at least 98.0% voted for each nominee, and .6% withheld authority to vote.

The Corporation's other directors are John F. Bergstrom, Paul
J. Collins, James G. Grosklaus, Frank A. McPherson, Wayne R.
Sanders, Wolfgang R. Schmitt, Randall L. Tobias and H. Blair
White.

In addition to the election of directors, the stockholders approved the selection of Deloitte & Touche LLP as the independent auditors for the Corporation. Of the shares repre-sented at the meeting, 99.5% voted for such selection, .3% voted against and .2% abstained or did not vote.

The stockholders also approved certain amendments to the Corporation's 1992 Equity Participation Plan. Of the shares represented at the meeting, 95.2% voted for such amendments, 2.5% voted against and 2.3% abstained or did not vote.

The stockholders rejected a stockholder proposal to separate the Corporation's tobacco-related businesses from its other businesses by January 1, 1996. Of the shares represented at the meeting, 77.6% voted against such proposal, 7.5% voted for and 14.9% abstained or did not vote.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

         (3) By-Laws of Kimberly-Clark Corporation, as amended April 20, 1995.

         (4) Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

         (10)  Kimberly-Clark Corporation 1992 Equity
               Participation Plan, as amended
               effective February 16, 1995.

         (11) The following statement is filed as an exhibit to Part I of this Form 10-Q:

               The net income per common share computations included in the Consolidated Income Statement in
               Part 1, Item I, of this Form 10-Q are based on average number of shares of common stock outstanding. The only "common stock equivalents" or other potentially dilutive securities or agreements (as defined in Accounting Principles Board Opinion No. 15) which were contained in the Corporation's capital structure during the periods presented were options outstanding under the Corporation's Equity Participation Plans. Alternative computations of "primary" and "fully diluted" net income per share amounts for 1995 and 1994 assume the exercise of outstanding stock options using the "treasury stock method." There is no significant difference between net income per share presented in Item 1 and net income per share calculated on a "primary" and "fully diluted" basis for the first quarter of 1995 and 1994.

         (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:

                   KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
                Computation of Ratio of Earnings to Fixed Charges
                                  ($ Millions)


                                                      Three Months Ended March 31
                                                              1995         1994
- ----------------------------------------------------------------------------------
Consolidated Companies
  Income before income taxes ...........................    $186.0       $183.6
  Interest expense .....................................      34.7         31.1
  Interest factor in rent expense ......................       6.3          6.2
  Amortization of capitalized interest .................       1.7          1.4

Equity Affiliates
  Share of 50%-owned:
    Income before income taxes .........................      12.2          9.5
    Interest expense ...................................       2.0          1.9
    Interest factor in rent expense ....................        .2           .1
    Amortization of capitalized interest ...............        .2           .1
  Distributed income of less than 50%-owned ............        .2            -
                                                            ------       ------

Earnings ...............................................    $243.5       $233.9
                                                            ======       ======

Consolidated Companies
  Interest expense .....................................    $ 34.7       $ 31.1
  Capitalized interest .................................       1.3          2.3
  Interest factor in rent expense ......................       6.3          6.2

Equity Affiliates
  Share of 50%-owned:
    Interest expense and capitalized interest ..........       2.2          1.9
    Interest factor in rent expense ....................        .2           .1
                                                            ------       ------

Fixed charges ..........................................    $ 44.7       $ 41.6
                                                            ======       ======

      Ratio of earnings to fixed charges ...............      5.45         5.62
                                                            ======       ======


        (27)  The Financial Data Schedule required by Item
              601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.

(b)  Reports on Form 8-K

         (i)   The Corporation filed a Current Report on Form
               8-K dated January 9, 1995, which reported a nonoperating charge attributable to the devaluation of the Mexican peso.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                   KIMBERLY-CLARK CORPORATION
                          (Registrant)





                      By:  /s/ John W. Donehower
                           ------------------------------------

                           John W. Donehower
                           Senior Vice President and
                           Chief Financial Officer
                           (principal financial officer)




                      By:  /s/ Randy J. Vest
                           ------------------------------------
                           Randy J. Vest
                           Vice President and Controller
                           (principal accounting officer)