Form 10-Q
period 1995-06-30
KIMBERLY CLARK CORP
filed 1995-08-10
CIK 55785

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                               OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............to................

Commission file number 1-225

                   KIMBERLY-CLARK CORPORATION
     (Exact name of registrant as specified in its charter)

          Delaware                                   39-0394230
    (State or other jurisdiction of               (I.R.S.Employer
    incorporation or organization)               Identification No.)


                        P. O. Box 619100
                          Dallas, Texas
                           75261-9100
            (Address of principal executive offices)
                           (Zip Code)

                         (214) 281-1200
      (Registrant's telephone number, including area code)

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

Yes    X  .  No       .


As of August 2, 1995, 160,375,740 shares of the Corporation's common stock were outstanding.


                 PART I - FINANCIAL INFORMATION.

Item 1.  Financial Statements.

CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
                                                 Three Months       Six Months
                                                 Ended June 30     Ended June 30
                                                 --------------    --------------
(Millions of dollars except per share amounts)   1995       1994   1995      1994
-------------------------------------------------------------------------------------
Net Sales .................................   $2,152.0  $1,838.5  $4,166.6  $3,623.3
Cost of products sold .....................    1,419.1   1,209.9   2,768.7   2,381.0
                                              --------  --------  --------  --------
Gross Profit ..............................      732.9     628.6   1,397.9   1,242.3
Advertising, promotion and selling
 expenses .................................      321.2     270.6     625.2     539.2
Research expense ..........................       43.7      41.1      86.2      79.8
General expense ...........................      110.5      92.4     205.7     178.3
                                              --------  --------  --------  --------
Operating Profit ..........................      257.5     224.5     480.8     445.0
Interest expense ..........................      (38.3)    (32.3)    (73.0)    (63.4)
Other income (expense), net ...............       (5.5)     (1.8)     (8.1)     (7.6)
                                              --------  --------  --------  --------
Income Before Income Taxes ................      213.7     190.4     399.7     374.0
Provision for income taxes ................       80.2      75.2     149.9     144.0
                                              --------  --------  --------  --------
Income Before Equity Interests ............      133.5     115.2     249.8     230.0
Share of net income of equity companies ...       35.8      38.6      33.0      63.5
Minority owners' share of subsidiaries'
  net income ..............................       (6.0)     (2.3)    (10.8)     (5.8)
                                              --------  --------  --------  --------
Net Income ................................   $  163.3  $  151.5  $  272.0  $  287.7
                                              ========  ========  ========  ========


Per Share Basis:

Net Income ................................   $   1.02  $    .94  $   1.70  $   1.79
                                              ========  ========  ========  ========
Cash Dividends Declared ...................   $    .45  $    .44  $    .90  $    .88
                                              ========  ========  ========  ========



Unaudited

See Notes to Financial Statements.


CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                          June 30,      December 31,
(Millions of dollars)                                       1995            1994
-------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents ...........................   $   31.5        $   23.8
  Accounts receivable .................................    1,060.9           847.5
  Inventories .........................................      918.6           804.2
  Other current assets ................................      142.9           134.4
                                                          --------        --------
    Total Current Assets ..............................    2,153.9         1,809.9
                                                          --------        --------
Property ..............................................    7,074.2         6,604.0
  Less accumulated depreciation .......................    2,624.3         2,404.6
                                                          --------        --------
    Net Property ......................................    4,449.9         4,199.4
Investments in Equity Companies .......................      295.6           376.2
Deferred Charges and Other Assets .....................      356.2           330.2
                                                          --------        --------
                                                          $7,255.6        $6,715.7
                                                          ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Debt payable within one year ........................   $  877.8        $  771.8
  Accounts payable ....................................      571.8           495.6
  Other current liabilities ...........................      867.4           791.4
                                                          --------        --------
    Total Current Liabilities .........................    2,317.0         2,058.8
Long-Term Debt ........................................      965.9           929.5
Noncurrent Employee Benefit Obligations ...............      453.1           438.7
Deferred Income Taxes .................................      637.9           612.8
Minority Owners' Interests in Subsidiaries ............      144.1            80.1
Stockholders' Equity ..................................    2,737.6         2,595.8
                                                          --------        --------
                                                          $7,255.6        $6,715.7
                                                          ========        ========


Unaudited

See Notes to Financial Statements.

CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
                                                                     Six Months
                                                                    Ended June 30
                                                                  -------------------
(Millions of dollars)                                              1995        1994
-------------------------------------------------------------------------------------
Operations
  Net income ..................................................   $272.0      $287.7
  Depreciation ................................................    179.4       162.4
  Changes in operating working capital ........................   (141.2)     (173.0)
  Pension funding less than (in excess of) expense ............     18.7       (37.0)
  Other .......................................................     38.2        (6.8)
                                                                  ------      ------
    Cash Provided by Operations ...............................    367.1       233.3
                                                                  ------      ------

Investing
  Capital spending ............................................   (224.6)     (201.9)
  Acquisitions of businesses, net of cash acquired ............    (62.6)          -
  Other .......................................................     (3.7)       24.1
                                                                  ------      ------
    Cash Used for Investing ...................................   (290.9)     (177.8)
                                                                  ------      ------

Financing
  Cash dividends paid .........................................   (142.6)     (140.0)
  Changes in debt payable within one year .....................     69.0        83.5
  Increases in long-term debt .................................     40.5       152.3
  Decreases in long-term debt .................................    (20.6)     (152.4)
  Other .......................................................    (14.8)       (6.6)
                                                                  ------      ------
    Cash Used for Financing ...................................    (68.5)      (63.2)
                                                                  ------      ------

Increase (Decrease) in Cash and Cash Equivalents ..............   $  7.7      $ (7.7)
                                                                  ======      ======


Unaudited

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation ("Kimberly-Clark" or the "Corporation") generally have been prepared on the same basis as those in the 1994 Annual Report to Stockholders and include all adjustments necessary to present fairly the condensed consolidated balance sheet and consolidated income and con-densed cash flow statements for the periods indicated. Certain reclassifications have been made to conform 1994 data to the current period presentation.

2. The average number of common shares outstanding used in the calculation of net income per share for the six months ended June 30, 1995 and 1994, was 160.3 million and 161.0 million, respectively. There were 160.4 million shares outstanding at June 30, 1995.

3. Share of net income of equity companies and net income, for the second quarter and six months ended June 30, 1995, include a benefit of $8.4 million, or $.05 per share, and a charge of $18.4 million, or $.12 per share, respectively. These effects are related to the translation of U.S. dollar-denominated liabilities into pesos at the Company's Mexican affiliate which have been incurred as a result of fluctua-tions in the value of the Mexican peso.

4. The following schedule details inventories by major class as of June 30, 1995 and December 31, 1994:


                                                    June 30,  December 31,
    (Millions of dollars)                              1995       1994
--------------------------------------------------------------------------
    At lower of cost on the First-In,
      First-Out (FIFO) method or market:
        Raw materials .........................      $  235.5    $180.8
        Work in process .......................         167.3     143.3
        Finished goods ........................         557.9     495.0
        Supplies and other ....................         142.6     132.8
                                                     --------    ------
                                                      1,103.3     951.9

    Excess of FIFO cost over Last-In,
      First-Out (LIFO) cost ...................        (184.7)   (147.7)
                                                     --------    ------
          Total ...............................      $  918.6    $804.2
                                                     ========    ======

5. On May 9, 1995, the Corporation announced its plans for a spin-off of its tobacco industry papers business in the U.S. and France. The transaction is expected to be completed in late 1995 and is subject to receipt of a favorable tax ruling from the Internal Revenue Service, or a favorable tax opinion from outside counsel, and approval by the Corpora-tion's board of directors. In 1994, these operations had net sales of $404 million.

6.  On July 17, 1995, the Corporation and Scott Paper Company
    ("Scott") announced that they had signed a definitive merger agreement. The combined company will operate under the Kimberly-Clark name.

    Under the merger agreement, Scott shareholders will receive .765 of a share of newly issued Kimberly-Clark common stock for each share of Scott common stock. This would result in Kimberly-Clark issuing approximately 116.0 million new shares. However, if the record date for the spin-off of Kimberly-Clark's tobacco industry papers business precedes the merger date, the exchange ratio will be adjusted upward to .780 to compensate Scott shareholders for not receiving shares of the spun-off company. In this event, Kimberly-Clark would issue approximately 118.2 million new shares.

    The transaction is intended to qualify as a tax-free reor-ganization and to be accounted for as a pooling of inter-ests. The merger is expected to be completed in late 1995 and is subject to certain conditions, including regulatory clearances and approval by the shareholders of both com-panies.

    On a pro forma basis, the combined operations would have had net sales of approximately $11 billion for the year ended December 31, 1994. To cover the costs of combining the two companies, Kimberly-Clark will take a one-time charge in an amount yet to be determined in the quarter the merger is completed.

7. On August 1, 1995, Midwest Express Holdings, Inc. ("Midwest Holdings") announced that it had filed a registration statement with the Securities and Exchange Commission ("SEC") for an initial public offering of its common stock. Midwest Holdings is a newly formed corporation that will own Midwest Express Airlines, Inc. ("Midwest Airlines"), the Corporation's commercial air transportation operation, immediately prior to consummation of the offering. All of the shares in the offering will be sold by an indirect, wholly owned subsidiary of the Corporation that will own all of the stock of Midwest Holdings immediately prior to consummation of the offering. The initial offering will result in up to 5.14 million shares of common stock being issued with Kimberly-Clark retaining approximately 20-30 percent ownership of Midwest Holdings. The offering is subject to customary approvals and market conditions and is expected to be completed early in the fourth quarter. In 1994, Midwest Airlines had net sales of $204 million.

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

RESULTS OF OPERATIONS:
  Second Quarter 1995 Compared With Second Quarter 1994



By Product Class
($ Millions)

                                              % Change     % of 1995
Net Sales                            1995     vs. 1994    Consolidated
-----------------------------------------------------------------------
Class I ........................   $1,745.0    + 17.4%        81.1%
Class II .......................      296.6    +  9.1         13.8
Class III ......................      129.0    + 38.6          6.0

Adjustments ....................      (18.6)                  ( .9)
                                   --------                  -----

Consolidated ...................   $2,152.0    + 17.1%       100.0%
                                   ========                  =====



                                              % Change     % of 1995    % Return on Sales
Operating Profit                     1995     vs. 1994   Consolidated   1995         1994
-------------------------------------------------------------------------------------------
Class I ........................     $206.9    + 10.8%        80.4%      11.9%       12.6%
Class II .......................       48.0    +  4.6         18.6       16.2        16.9
Class III ......................       19.6    +292.0          7.6       15.2         5.4

Adjustments ....................      (17.0)                  (6.6)
                                     ------                  -----

Consolidated ...................     $257.5    + 14.7%       100.0%      12.0%       12.2%
                                     ======                  =====


Commentary:

Net sales increased as a result of higher sales volumes in most product lines and higher selling prices worldwide for tissue products, pulp and newsprint. Increased sales volumes were responsible for almost half of the revenue improvement compared with the second quarter of 1994.

      - Sales volumes were higher in North America. Noteworthy contributors included Huggies baby wipes, Depend and Poise incontinence care products, Huggies disposable diapers, Kleenex premium bathroom tissue, professional health care products, service and industrial products, technical papers, aircraft services, and Midwest Express Airlines, Inc.

      - Sales volumes for consumer products increased more than 20 percent in Europe. Noteworthy contributors included feminine care products, Huggies disposable diapers, which were launched in France and Belgium in 1995, and tissue products.

      - Sales volumes also increased for tobacco industry papers and for consumer products in Latin America, primarily
        Argentina, and in Asia.

      - Selling prices increased in North America, primarily for pulp, newsprint, facial tissue and Neenah Paper's premium business and correspondence products, but declined for diapers and training pants.

      - Outside North America, selling prices were higher in Europe and Korea, primarily for tissue products.

      - Changes in currency exchange rates are estimated to have increased consolidated net sales by $45 million.

Gross profit, which benefited from the higher selling prices and sales volumes, increased 16.6 percent in absolute terms, but declined slightly as a percentage of sales, primarily because of higher worldwide costs for fiber and other raw materials.

      - Cost reductions and manufacturing efficiencies were achieved in the North American disposable diaper business and at the European tissue mill at Villey-
        Saint-Etienne, France.

The increase in operating profit of 14.7 percent was primarily attributable to the higher selling prices and sales volumes.
Operating profit declined slightly as a percentage of sales, primarily because of higher marketing costs and general expenses.

      - Product introduction costs and promotional expenses were higher in Europe to support the previously mentioned launch of disposable diapers and in response to intense competitive activity.

      - The increase in general expense is primarily attributable to business expansion worldwide.

      - Changes in currency exchange rates had no significant effect on consolidated operating profit in the second quarter of 1995.


By Geography
($ Millions)


                                            % Change      % of 1995
Net Sales                         1995      vs. 1994    Consolidated
----------------------------------------------------------------------
North America ..............    $1,567.0    +  6.3%         72.8%
Outside North America ......       600.5    + 54.4          27.9
Adjustments ................       (15.5)                   ( .7)
                                --------                   -----
Consolidated ...............    $2,152.0    + 17.1%        100.0%
                                ========                   =====




                                            % Change      % of 1995     % Return on Sales
Operating Profit                  1995      vs. 1994    Consolidated     1995       1994
------------------------------------------------------------------------------------------
North America ..............      $253.9    + 10.1%         98.6%        16.2%      15.6%
Outside North America ......        20.6    +190.1           8.0          3.4        1.8
Adjustments ................       (17.0)                   (6.6)
                                  ------                    ----
Consolidated ...............      $257.5    + 14.7%        100.0%        12.0%      12.2%
                                  ======                   =====



                                            % Change      % of 1995
Net Income                        1995      vs. 1994    Consolidated
--------------------------------------------------------------------
North America ..............      $130.1    +  2.9%         79.7%
Outside North America ......        33.2    + 32.3          20.3
                                  ------                   -----
Consolidated ...............      $163.3    +  7.8%        100.0%
                                  ======                   =====



Additional commentary:

      - Operating profit improved in Latin America and Asia, and operating losses declined slightly in Europe.

      - Interest expense was higher primarily as a result of higher debt levels.

      - Other income (expense), net, included a $6.0 million charge related to the disposition of the Corporation's trucking operation, Kimberly-Clark Integrated Services Corporation. On an after-tax basis, the disposition reduced 1995 net income $3.8 million, or $.02 per share.

      - The $2.8 million decline in the Corporations's share of net income from equity companies was primarily attributable to the following factors:

        - In the second quarter of 1994, the equity method of accounting was readopted for the Corporation's investment in its South African affiliate, Carlton Paper Corporation Limited ("Carlton"). This change increased 1994 equity company earnings by $10.0 million and net income by $6.3 million, or $.04 per share. The Corporation increased its ownership in Carlton in the first quarter of 1995, and it became a consolidated subsidiary.

        - In the second quarter of 1995, the Mexican peso regained a portion of its value versus the U.S. dollar that had been lost in the last two quarters. Because Kimberly-Clark's Mexican affiliate, Kimberly-Clark de Mexico, S.A. de C.V. ("K-C de Mexico"), has financed a portion of its operations with U.S. dollar-denominated liabilities, the remeasurement of these liabilities by the affiliate resulted in an after-tax gain in the second quarter, of which Kimberly-Clark's share was $8.4 million, or $.05 per share.

        - The U.S. dollar exposure at K-C de Mexico was approximately $425 million and approximately $330 million at June 30, 1995 and December 31, 1994, respectively. These liabilities include the affiliate's short-term debt for the continued expansion of manufacturing facilities in that country.

        - Higher net income was earned at the Corporation's Australian affiliate, Kimberly-Clark Australia Pty. Limited, and net income was flat at K-C de Mexico, after excluding the peso gain. While second quarter results at the Mexican affiliate were adversely affected by the overall peso devaluation and higher raw material costs, sales volumes and selling prices for consumer products increased.

        - Other factors affecting equity company earnings in the quarter were costs associated with business expansions in Saudi Arabia and India.

      - The effective tax rate declined to 37.5 percent from
        39.5 percent a year ago. The prior year rate was affected by income taxes provided on unremitted earnings of Carlton due to the readoption of the equity method of accounting for that entity in 1994.



RESULTS OF OPERATIONS:
First Six Months of 1995 Compared with First Six Months of 1994

By Product Class
($ Millions)

                                              % Change     % of 1995
Net Sales                            1995     vs. 1994    Consolidated
------------------------------------------------------------------------
Class I ........................   $3,388.3   + 15.8%         81.3%
Class II .......................      581.9   +  8.4          14.0
Class III ......................      234.6   + 26.5           5.6

Adjustments ....................      (38.2)                   (.9)
                                   --------                  -----

Consolidated ...................   $4,166.6   + 15.0%        100.0%
                                   ========                  =====


                                              % Change     % of 1995    % Return on Sales
Operating Profit                     1995     vs. 1994   Consolidated   1995         1994
------------------------------------------------------------------------------------------
Class I ........................     $376.0   +  4.9%         78.2%      11.1%       12.3%
Class II .......................      102.6   +  9.4          21.3       17.6        17.5
Class III ......................       24.0   +137.6           5.0       10.2         5.5

Adjustments ....................      (21.8)                  (4.5)
                                     ------                  -----

Consolidated ...................     $480.8   +  8.0%        100.0%      11.5%       12.3%
                                     ======                  =====


Commentary:

Net sales increased as a result of higher sales volumes in most product lines and higher selling prices worldwide for tissue products, pulp, newsprint, and business and correspondence papers. More than half of the revenue increase was attributable to increased sales volumes.

   - Sales volumes were higher in North America. Noteworthy contributors included Kleenex premium bathroom tissue, Huggies disposable diapers, Huggies baby wipes, Depend and Poise incontinence care products, professional health care products, Kleenex facial tissue, service and industrial products, technical papers and related products, aircraft services, and Midwest Express Airlines, Inc.

   - Sales volumes for consumer products increased more than 17 percent in Europe. Noteworthy contributors included feminine care products, Huggies disposable diapers, which were launched in France and Belgium in 1995, and tissue products.

   - Sales volumes also increased for tobacco industry papers and for consumer products in Latin America, primarily Argentina, and in Asia.

   - Selling prices increased in North America, primarily for pulp, newsprint, Neenah Paper's premium business and correspondence papers, and facial tissue, but declined for diapers and training pants.

   - Outside North America, selling prices were higher in Europe and Korea, primarily for tissue products.

   - Changes in currency exchange rates are estimated to have increased consolidated net sales by $70 million.

Operating profit, which benefited from the higher selling prices and sales volumes, increased 8.0 percent in absolute terms, but declined as a percentage of sales, primarily because of higher worldwide costs for fiber and other raw materials and increased marketing costs and general expenses.

   - Product introduction costs and promotional expenses were higher in Europe to support the previously mentioned launch of diapers and in response to intense competitive activity.

   - Higher marketing costs were incurred in the U.S. in response to strong competitive activity for consumer products and the costs of matching a competitor's price and count reductions on diapers.

   - The North American disposable diaper and training pants businesses were adversely affected by the previously mentioned costs of matching price and count reductions, the costs of product improvements, primarily those associated with the introduction of stretchable side panels on Huggies diapers, and higher fiber costs.

   - The North American tissue businesses were adversely affected by higher fiber costs.

   - The tobacco industry papers business benefited from higher selling prices, increased sales volumes and improved productivity which more than offset higher fiber costs.

   - Research and general expenses were higher largely due to the development of new and improved products and business expansions but were virtually unchanged as a percentage of sales.

   - Changes in currency exchange rates had no significant effect on consolidated operating profit in the first six months of 1995.


By Geography
($ Millions)

                                            % Change      % of 1995
Net Sales                         1995      vs. 1994    Consolidated
---------------------------------------------------------------------
  North America ..............  $3,086.7    +  6.5%         74.1%
  Outside North America ......   1,112.1    + 44.1          26.7
  Adjustments ................     (32.2)                   ( .8)
                                --------                   -----
  Consolidated ...............  $4,166.6    + 15.0%        100.0%
                                ========                   =====


                                            % Change      % of 1995     % Return on Sales
Operating Profit                  1995      vs. 1994    Consolidated     1995       1994
------------------------------------------------------------------------------------------
  North America ..............    $465.9    +  2.9%         96.9%        15.1%      15.6%
  Outside North America ......      36.7    +282.3           7.6          3.3        1.2
  Adjustments ................     (21.8)                   (4.5)
                                  ------                   -----
  Consolidated ...............    $480.8    +  8.0%        100.0%        11.5%      12.3%
                                  ======                   =====


                                            % Change      % of 1995
Net Income                        1995      vs. 1994    Consolidated
---------------------------------------------------------------------
  North America ..............    $245.4    -  2.7%         90.2%
  Outside North America ......      26.6    - 25.1           9.8
                                  ------                   -----
  Consolidated ...............    $272.0    -  5.5%        100.0%
                                  ======                   =====

Additional commentary:

      - Operating profit improved in Latin America and Asia, and operating losses were lower in Europe.

      - Interest expense was higher primarily as a result of higher debt levels.

      - The $30.5 million decline in the Corporation's share of net income from equity companies was primarily attributable to the following factors:

        - The devaluation of the Mexican peso which reduced the Corporation's share of its Mexican affiliate's 1995 net income by $18.4 million, or $.12 per share.

        - The previously discussed adoption of equity accounting for Carlton which increased 1994 equity company earnings by $10.0 million and net income by $6.3 million, or $.04 per share.

      - The effective income tax rate declined to 37.5 percent for the first six months of 1995 from 38.5 percent a year ago, primarily as a result of recording income taxes on the unremitted earnings of Carlton in 1994, as previously discussed.



LIQUIDITY AND CAPITAL RESOURCES

      - Despite lower net income, cash provided by operations increased primarily as a result of the timing of pension funding, dividends received from equity companies in excess of their earnings, and the timing of income tax payments. Partially offsetting these sources of operating cash flow was an increase in accounts receivable due, in part, to increased sales, and increased inventories primarily related to business expansions.

      - In March 1995, the Corporation purchased a 51 percent interest in the tissue and feminine care assets of Peru-based Unicel S.A., a Kimberly-Clark licensee since
         1985. The new company, Kimperu S.A., operates manufacturing facilities in Lima.

      - During the first quarter of 1995, the Corporation increased its investment in Carlton from 38.7 percent to more than 50 percent and in Kimberly-Clark Argentina S.A. from 33.3 percent to 51 percent. As a result, these entities became consolidated subsidiaries.

      - In May 1995, the Corporation acquired CPM Inc., a manufacturer of specialty paper located in East
         Ryegate, Vt.

      - In May 1995, the Corporation announced its plans for a spin-off of its tobacco industry papers business in the U.S. and France. The transaction is expected to be completed in late 1995 and is subject to receipt of a favorable tax ruling from the Internal Revenue Service, or a favorable tax opinion from outside counsel, and approval by the Corporation's board of directors. In 1994, these operations had net sales of $404 million.

      - In July 1995, the Corporation and Scott announced that they had signed a definitive merger agreement. The combined company will operate under the Kimberly-Clark name.

         Under the merger agreement, Scott shareholders will receive .765 of a share of newly issued Kimberly-Clark common stock for each share of Scott common stock.
         This would result in Kimberly-Clark issuing approximately 116.0 million new shares. However, if the record date for the spin-off of Kimberly-Clark's tobacco industry papers business precedes the merger date, the exchange ratio will be adjusted upward to .780 to compensate Scott shareholders for not receiving shares of the spun-off company. In this event, Kimberly-Clark would issue approximately 118.2 million new shares.

         The transaction is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests. The merger is expected to be completed in late 1995 and is subject to certain conditions, including regulatory clearances and approval by the shareholders of both companies.

         On a pro forma basis, the combined operations would have had net sales of approximately $11 billion for the year ended December 31, 1994. To cover the costs of combining the two companies, Kimberly-Clark will take a one-time charge in an amount yet to be determined in the quarter the merger is completed.

      - In August 1995, Midwest Holdings announced that it had filed a registration statement with the SEC for an initial public offering of its common stock. Midwest Holdings is a newly formed corporation that will own Midwest Airlines, the Corporation's commercial air transportation operation, immediately prior to consummation of the offering. All of the shares in the offering will be sold by an indirect, wholly owned subsidiary of the Corporation that will own all of the stock of Midwest Holdings immediately prior to consummation of the offering. The initial offering will result in up to 5.14 million shares of common stock being issued with Kimberly-Clark retaining approximately 20-30 percent ownership of Midwest Holdings. The offering is subject to customary approvals and market conditions and is expected to be completed early in the fourth quarter. In 1994, Midwest Airlines had net sales of $204 million.

      - The effect of the Scott merger on the Corporation's overall liquidity and capital resources has not yet been determined. The effect of the other previously mentioned acquisitions and dispositions on the Corporation's overall liquidity and capital resources is not expected to be significant.

ENVIRONMENTAL MATTERS

The Corporation has not been identified as a potentially responsible party ("PRP") at any Environmental Protection
Agency designated cleanup site which, in management's opinion, could have a material adverse effect on its business or results of operations. See "Legal Proceedings."

OUTLOOK

Kimberly-Clark expects to meet its stated objective of earnings per share growth of at least 10 percent for 1995, excluding an anticipated fourth quarter restructuring charge related to the proposed merger of Kimberly-Clark and Scott. Kimberly-Clark therefore expects earnings for the remainder of 1995 to improve significantly over the same period last year.

Management believes that combining Kimberly-Clark and Scott - two financially sound companies with complementary strengths - will broaden the Corporation's product lines, strengthen its global distribution, dramatically reduce costs and result in an exceptionally strong balance sheet.



                 PART II - OTHER INFORMATION.


Item 1.  Legal Proceedings.

Litigation

      - On June 6, 1995, the Circuit Court of Kanawha County,
        West Virginia, granted the Corporation's motion to dismiss eight of the ten counts of the complaint filed on September 20, 1994 by the Attorney General of the State of West Virginia seeking to recover from certain tobacco companies and other defendants, including the Corporation, monies which West Virginia allegedly has spent and will spend in providing medical care for its citizens whose illnesses are alleged to be tobacco-related. There remains for decision the Corporation's motion to dismiss the two remaining counts of the complaint which relate to alleged antitrust and unfair trade practice violations. The Corporation believes the claims are without merit. The subject matter of this litigation was previously reported in Item 3.A. of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

      - Since September 28, 1990, numerous lawsuits currently consolidated into seven actions in state and federal courts have been filed against numerous defendants, including the Corporation, by over 8,000 plaintiffs of whom at least 272 have identified their claims as based, in whole or in part, on having worked at the Corporation's Coosa Pines, Ala. mill as employees of independent contractors at various times since the mill's construction. The plaintiffs allege, with respect to the Corporation, that they sustained personal injuries and/or emotional distress from alleged exposure to asbestos-containing materials while working at the mill and that, in its capacity as a premises owner, the Corporation is responsible in part for these injuries. The complaints do not specify the amount of damages demanded. The Corporation believes the claims are without merit.

        The counsel for parties to four of these actions, representing approximately 4,200 plaintiffs, have signed a settlement agreement and provided releases from claimants. Pursuant to this agreement with defendant premises owners, including the Corporation, the plaintiffs have filed a motion to dismiss all but two pending claims in these four actions and the judge has executed an order granting the dismissals. The amount to be paid by the Corporation is not considered to be material. Since these actions are not part of a mandatory class action, there remains the possibility that similar additional suits may be filed against the Corporation.

        The subject matter of this litigation was previously reported in Item 3.B. of the 1994 Form 10-K.

      - In July 1995, the Corporation was named a defendant in the following actions related to the Corporation's pending merger transaction with Scott: Edith Citron and Lynn Robbins, et al. v. Scott Paper Co., et al., filed in the Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 95-07-SD-0080; Harry Lewis and Albert Ominsky, Trustee, et al. v. Scott Paper Co., et al., filed in the Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 95-07-SD-0079; and Louis Agnes, et al. v. Scott Paper Co., et al., filed in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. CL 95-5757 AH. These actions allege, among other things, that the Scott board of directors breached its fiduciary duty to Scott and its shareholders in approving the merger transaction and that the Corporation aided and abetted such breach. The actions purport to be class actions and seek unspecified damages and injunctive relief.


The Corporation also is subject to routine litigation from time to time which individually or in the aggregate is not expected to have a material adverse effect on the business or results of operations of the Corporation.

Environmental Matters

The Corporation has been named a PRP under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statute, at 29 waste disposal sites, none of which, in management's opinion, could have a material adverse effect on the Corporation's business or results of operations. Notwithstanding its opinion, management believes it appropriate to disclose the following recent development concerning one of these sites:

      - In April 1995, the Corporation received a letter from the Industrial Solvents and Chemical Company Site PRP Steering Committee stating that the Corporation had been identified by the Pennsylvania Department of Environmental Resources as a generator of waste at the site located in Newberry Township, York County, Pennsylvania. The Corporation's estimated share of the total site remediation cost, if any, cannot be established on the basis of currently available information.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

         (3) By-Laws of Kimberly-Clark Corporation, as amended June 8, 1995.

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

               Alternative computations of "primary" and "fully diluted" net income per share amounts for 1995 and 1994 assume the exercise of outstanding stock options using the "treasury stock method." There is no significant difference between net income per share presented in Item 1 and net income per share calculated on a "primary" and "fully diluted" basis for the second quarter and first six months of 1995 and 1994.

     (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:


                   KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
                Computation of Ratio of Earnings to Fixed Charges
                                  ($ Millions)



                                                         Six Months Ended June 30
                                                         --------------------------
                                                             1995         1994
-----------------------------------------------------------------------------------
Consolidated Companies
  Income before income taxes ...........................    $399.7       $374.0
  Interest expense .....................................      73.0         63.4
  Interest factor in rent expense ......................      13.2         12.4
  Amortization of capitalized interest .................       3.6          3.0

Equity Affiliates
  Share of 50%-owned:
    Income before income taxes .........................      22.4         20.0
    Interest expense ...................................       4.0          3.8
    Interest factor in rent expense ....................       0.3          0.3
    Amortization of capitalized interest ...............       0.3          0.3
  Distributed income of less than 50%-owned ............       6.8         10.9
                                                            ------       ------
Earnings ...............................................    $523.3       $488.1
                                                            ======       ======

Consolidated Companies
  Interest expense .....................................    $ 73.0       $ 63.4
  Capitalized interest .................................       2.9          5.1
  Interest factor in rent expense ......................      13.2         12.4

Equity Affiliates
  Share of 50%-owned:
    Interest expense and capitalized interest ..........       4.3          3.9
    Interest factor in rent expense ....................       0.3          0.3
                                                            ------       ------
Fixed charges ..........................................    $ 93.7       $ 85.1
                                                            ======       ======

      Ratio of earnings to fixed charges ...............      5.58         5.74
                                                            ======       ======



     (27)  The Financial Data Schedule required by Item
           601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.

(b)  Reports on Form 8-K

         (i) The Corporation filed a Current Report on Form 8-K dated May 9, 1995, which reported the Corporation's plans to spin off its tobacco-related businesses in the U.S. and France and to cut costs by $100 million annually on a pretax basis beginning in 1996.

         (ii)  The Corporation filed a Current Report on Form
               8-K dated June 13, 1995, which reported an amendment and restatement of its Rights
               Agreement, dated as of June 21, 1988, with The
               First National Bank of Boston.

         (iii) The Corporation filed a Current Report on Form
               8-K dated July 16, 1995, which reported the Corporation's agreement to merge with Scott in a tax-free transaction.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                   KIMBERLY-CLARK CORPORATION
                          (Registrant)





                By:  /s/ John W. Donehower
                     ---------------------------------------
                     John W. Donehower
                     Senior Vice President and
                     Chief Financial Officer
                     (principal financial officer)




                By:  /s/ Randy J. Vest
                     ---------------------------------------
                     Randy J. Vest
                     Vice President and Controller
                     (principal accounting officer)



August 10, 1995