Form 10-Q
period 1995-09-30
KIMBERLY CLARK CORP
filed 1995-11-13
CIK 55785

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1995

                                OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from............to....................

Commission file number 1-225

                    KIMBERLY-CLARK CORPORATION
      (Exact name of registrant as specified in its charter)

          DELAWARE                         39-0394230
    (State or other jurisdiction of     (I.R.S. Employer
    incorporation or organization)     Identification No.)


                         P. O. BOX 619100
                           DALLAS, TEXAS
                            75261- 9100
             (Address of principal executive offices)
                            (Zip Code)

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

Yes    X  .  No       .
    ------      ------


AS OF NOVEMBER 1, 1995, 160,474,241 SHARES OF THE CORPORATION'S
COMMON STOCK WERE OUTSTANDING.


                    PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                  Three Months              Nine Months
                                               Ended September 30        Ended September 30

(Millions of dollars except per share amounts)   1995        1994         1995        1994
--------------------------------------------------------------------------------------------


NET SALES..................................   $2,212.3     $1,846.3    $6,378.9     $5,469.6
Cost of products sold......................    1,450.2      1,247.5     4,218.9      3,628.5
                                             ---------    ---------   ---------    ---------

GROSS PROFIT...............................      762.1        598.8     2,160.0      1,841.1
Advertising, promotion and selling expenses      327.1        272.6       952.3        811.8
Research expense...........................       42.8         41.0       129.0        120.8
General expense............................      111.8         93.3       317.5        271.6
                                            ----------  -----------  ----------   ----------

OPERATING PROFIT...........................      280.4        191.9       761.2        636.9
Interest expense...........................      (35.2)       (33.0)     (108.2)       (96.4)
Other income (expense), net................       58.4         13.9        50.3          6.3
                                             ---------------------- ----------- ------------

INCOME BEFORE INCOME TAXES.................      303.6        172.8       703.3        546.8
Provision for income taxes.................      113.8         60.1       263.7        204.1
                                             ---------- -----------  ----------   ----------

INCOME BEFORE EQUITY INTERESTS.............      189.8        112.7       439.6        342.7
Share of net income of equity companies....       24.1         32.0        57.1         95.5
Minority owners' share of subsidiaries'
    net income ............................       (5.3)        (2.9)      (16.1)        (8.7)
                                           -----------  ----------- -----------  -----------

NET INCOME  ...............................  $   208.6    $   141.8   $   480.6    $   429.5
                                             =========    =========   =========    =========

PER SHARE BASIS:
Net Income                                   $    1.30    $    .88    $    3.00   $     2.67
                                             =========    ========    =========   ==========


Cash Dividends Declared                      $     .45    $    .44    $    1.35   $     1.32
                                             =========    ========    =========   ==========



Unaudited

See Notes to Financial Statements.



CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                      September 30,    December 31,
(Millions of dollars)                                      1995            1994
-----------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents  ....................       $     31.2    $      23.8
  Accounts receivable  ..........................          1,058.9          847.5
  Inventories  ..................................            917.8          804.2
  Other current assets  .........................            141.0          134.4
                                                         ---------    -----------


     TOTAL CURRENT ASSETS .......................          2,148.9        1,809.9
                                                         ---------     ----------


PROPERTY ........................................          7,030.1        6,604.0
  Less accumulated depreciation  ................          2,639.9        2,404.6
                                                         ---------     ----------


     NET PROPERTY ...............................          4,390.2        4,199.4
                                                         ---------     ----------


INVESTMENTS IN EQUITY COMPANIES .................            325.1          376.2

DEFERRED CHARGES AND OTHER ASSETS ...............            400.7          330.2
                                                        ----------    -----------


                                                          $7,264.9      $ 6,715.7
                                                          ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Debt payable within one year  .................        $   674.9     $    771.8
  Accounts payable  .............................            574.5          495.6
  Other current liabilities  ....................            930.9          791.4
                                                        ----------     ----------


     TOTAL CURRENT LIABILITIES ..................          2,180.3        2,058.8
LONG-TERM DEBT ..................................            976.8          929.5
NONCURRENT EMPLOYEE BENEFIT OBLIGATIONS .........            459.6          438.7
DEFERRED INCOME TAXES ...........................            626.2          612.8
MINORITY OWNERS' INTERESTS IN SUBSIDIARIES ......            149.7           80.1
STOCKHOLDERS' EQUITY ............................          2,872.3        2,595.8
                                                         ---------      ---------


                                                          $7,264.9       $6,715.7
                                                          ========       ========


Unaudited

See Notes to Financial Statements.



CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                         Nine Months
                                                     Ended September 30

(Millions of dollars)                                 1995      1994
-----------------------------------------------------------------------


OPERATIONS
  Net Income  ....................................   $ 480.6   $ 429.5
  Depreciation  ..................................     274.2     243.8
  Changes in operating working capital  ..........     (66.2)   (156.0)
  Pension funding in excess of expense  ..........      (5.1)    (49.5)
  Other ..........................................     (12.0)    (17.7)
                                                   --------- ---------


       CASH PROVIDED BY OPERATIONS  ..............     671.5     450.1
                                                    --------  --------


INVESTING
  Capital spending  ..............................    (330.6)   (331.5)
  Acquisition of businesses, net of cash acquired      (81.7)    (97.2)
  Disposals of property and businesses  ..........      87.2     138.1
  Other  .........................................     (10.0)     (6.7)
                                                   --------- ---------


       CASH USED FOR INVESTING  ..................    (335.1)   (297.3)
                                                    --------   -------


FINANCING
  Cash dividends paid  ...........................    (214.7)   (210.9)
  Changes in debt payable within one year  .......    (135.5)     59.6
  Increases in long-term debt  ...................      54.9     167.0
  Decreases in long-term debt  ...................     (26.9)   (165.7)
  Other  .........................................      (6.8)     (8.5)
                                                   --------- ---------


       CASH USED FOR FINANCING  ..................    (329.0)   (158.5)
                                                     -------   -------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .  $    7.4  $   (5.7)
                                                    ========  ========



Unaudited

See Notes to Financial Statements.



NOTES TO FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") generally have been prepared on the same basis as those in the 1994 Annual Report to Stockholders.
      All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods have been made and are of a normal recurring nature. Certain reclassifications have been made to conform 1994 data to the current period presentation.

2. The average number of common shares outstanding used in the calculation of net income per share for the nine months ended September 30, 1995 and 1994, was 160.3 million and 161.1 million, respectively. There were 160.4 million shares outstanding at September 30, 1995.

3. Share of net income of equity companies and net income, for the third quarter and nine months ended September 30, 1995, include nonoperating charges of $2.0 million, or $.01 per share and $20.4 million, or $.13 per share, respectively. These effects are related to the translation of U.S. dollar-denominated liabilities into pesos at the Corporation's Mexican affiliate which have been incurred as a result of fluctuations in the value of the Mexican peso.

     Subsequent to September 30 and through November 9, 1995, the Mexican peso has devalued approximately 16 percent. The effect of this devaluation on the Mexican affiliate's U.S. dollar-denominated liabilities has resulted in an additional nonoperating translation charge, of which the Corporation's share is approximately $17 million or $.11 per share.

4. The following schedule details inventories by major class as of September 30, 1995 and December 31, 1994:

                                                  September 30,   December 31,
     (Millions of dollars)                             1995           1994
     -------------------------------------------------------------------------


     At lower of cost on the First-In,
      First-Out (FIFO) method of market:
       Raw materials  ...........................  $   246.4          $180.8
       Work in process  .........................      182.2           143.3
       Finished goods  ..........................      530.2           495.0
       Supplies and other  ......................      145.3           132.8
                                                  ----------         -------

                                                     1,104.1           951.9

     Excess of FIFO cost over Last-In
       First-Out (LIFO) cost  ...................     (186.3)         (147.7)
                                                  ----------         -------


         Total  .................................  $   917.8          $804.2
                                                   =========          ======

5. In May 1995, the Corporation announced plans for a spin-off of its tobacco-related businesses in the U.S. and France. The Corporation's board of directors has approved the distribution to Kimberly-Clark stockholders of all outstanding shares of common stock of Schweitzer-Mauduit International, Inc. ("SMI"), which will hold such operations. Kimberly-Clark stockholders will receive one share of SMI common stock for every 10 shares of Kimberly-Clark stock held. The distribution will be payable on November 30, 1995, to stockholders of record on November 13, 1995. For the year ended December 31, 1994, these operations had net sales of $404 million.

 6.  In July 1995, the Corporation and Scott Paper Company
     ("Scott") announced that they had signed a definitive merger agreement. After the merger, Scott will be a wholly owned subsidiary of Kimberly-Clark, but the combined company will operate under the Kimberly-Clark name.

     Under the merger agreement, Scott shareholders will receive .78 of a share of newly issued Kimberly-Clark common stock for each share of Scott common stock. Consummation of the merger under such exchange ratio will involve the issuance of approximately 119.6 million shares of Kimberly-Clark common stock.

     The merger is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests. The merger is expected to be completed in late 1995 and is subject to certain conditions, including regulatory clearances and approval by the shareholders of both companies. The Corporation is cooperating fully with regulatory authorities in the U.S., Europe and Canada to expedite clearance of the transaction.

     The combined enterprise may be required to divest one or more of its product lines in order to obtain the necessary authorizations and approvals of the merger. Any such divestitures are not expected to have a materially adverse effect on the operations and operating results of the combined enterprise, but would have such an effect on its European operations unless the proceeds therefrom can be successfully redeployed. There can be no assurance that the consummation of any such divestitures could be effected at a fair market price or that the reinvestment of the proceeds therefrom would produce for the combined enterprise operating profit at the same level as the divested product lines or a commensurate rate of return on the amount of its investment.

     On a pro forma basis, the combined operations would have had net sales of approximately $11.7 billion and net income of approximately $755 million for the year ended December 31, 1994. Kimberly-Clark will take a one-time pretax charge for restructuring the combined operations and covering the costs of the merger and for other unusual and nonrecurring items in the quarter the merger is consummated. Such pretax charge, which is currently estimated to be in the range of $1.0 billion to $1.5 billion, will include: (i) the costs of plant rationalizations and employee terminations to eliminate duplicate facilities and excess capacity; (ii) the costs of integrating the businesses of the two companies;
     (iii) the direct costs of the merger, including the fees of financial advisors, legal counsel and independent auditors; and (iv) other unusual and nonrecurring items.
      The after-tax cost of the charge is currently estimated to be in the range of $750 million to $1.15 billion.
     The estimated charge and the nature of the costs included therein are subject to change as the integration plan is developed and more accurate estimates of the restructuring and other unusual and nonrecurring items become possible. Moreover, the after-tax cost of such charge is likely to change depending on the magnitude of the pretax charge, the nature of the costs included therein, the tax laws of the particular countries applicable to the entities incurring such costs and the tax paying status of such entities.

7. Other income (expense) in 1995 includes a gain of $61.4 million from the initial public offering of 80 percent of the Corporation's investment in Midwest Express Airlines, Inc. and Astral Aviation, Inc. The offering involved the sale of 5.1 million shares of the common stock of Midwest Express Holdings, Inc., the parent company of these businesses. On an after-tax basis, the offering increased 1995 net income $40.0 million, or $.25 per share. For the year ended December 31, 1994, these operations had net sales of $204 million.

Unaudited




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management believes that the following tables and commentary appropriately
discuss and analyze   the comparative results of operations for the periods
covered.

Product classes referred to in the following discussion and analysis are:
-------------------------------------------------------------------------


  . Class I includes tissue products for household, commercial, institutional and industrial uses; infant, child, feminine and incontinence care products; industrial and commercial wipers; health care products; and related products.

  . Class II includes newsprint, printing papers, premium business and correspondence papers, tobacco industry papers and products, technical papers, and related products.

  . Class III includes aircraft services, commercial air transportation, and other products and services.

Adjustments:
------------


  . Adjustments to sales shown in the following tables consist of intercompany sales of products between product classes or geographic areas. Adjustments to operating profit consist of expenses not associated with product classes or geographic areas.




  . Certain reclassifications have been made to conform 1994 data to the current period presentation.

RESULTS OF OPERATIONS:
  THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994


By Product Class
($ Millions)

                                              % Change    % of 1995
NET SALES                           1995      vs. 1994  Consolidated
---------------------------------------------------------------------

Class I....................        $1,795.7   +21.4%        81.2%
Class II...................           317.7   +13.7         14.4
Class III..................           115.5   +11.5          5.2

Adjustments................           (16.6)                 (.8)
                                   --------              -------


Consolidated...............        $2,212.3   +19.8%       100.0%
                                   ========                =====







                                              % Change   % of 1995   % Return on Sales
OPERATING PROFIT                     1995    vs. 1994   Consolidated   1995    1994
---------------------------------------------------------------------------------------

Class I....................        $226.0    +  49.0%       80.6%      12.6%    10.3%
Class II...................          60.4    +  23.5        21.5       19.0     17.5
Class III..................          11.4    + 147.8         4.1       9.9       4.4

Adjustments................         (17.4)                  (6.2)
                                   ------                -------


Consolidated...............        $280.4    +  46.1%      100.0%      12.7%    10.4%
                                   ======                  =====


Commentary:

Net sales increased as a result of higher sales volumes in most product lines and higher selling prices. Increased sales volumes were responsible for half of the revenue improvement compared with the third quarter of 1994.

  . Sales volumes were higher in North America. Noteworthy contributors included Kleenex bathroom and facial tissue, Huggies baby wipes and diapers, GoodNites disposable underpants, Depend and Poise incontinence care products, Kotex and New Freedom feminine care products, service and industrial products, professional health care products and technical papers and related products.

  . Sales volumes were higher in Europe primarily as a result of the launch of Huggies disposable diapers in France and Belgium in early 1995.

  . Sales volumes also increased for tobacco industry papers and for consumer products in Asia and Latin America.

  . Selling prices increased in North America, primarily for pulp and newsprint, tissue products, and Neenah Paper's premium business and correspondence products, and at Midwest Express Airlines, Inc. (`Midwest Express''), but declined for diapers and training pants.

  . Outside North America, selling prices were higher in Europe and Korea, primarily for tissue products.

  . Changes in currency exchange rates are estimated to have increased net sales by $33 million.





Gross profit increased 27.3 percent in absolute terms, and as a percentage of sales, as a result of the higher selling prices and sales volumes, offset, in part, by higher fiber costs.

  . Cost reductions and manufacturing efficiencies were achieved in North America, primarily in the tissue products, disposable diaper and feminine care products businesses, and in Europe in the disposable diaper business.

The increase in operating profit of 46.1 percent was greater than the percentage increase in gross profit and was attributable primarily to the higher selling prices.

  . Marketing costs were higher, particularly in Europe in response to intense competition in the disposable diaper market.

  . General expense increased due to business expansion worldwide but was unchanged as a percentage of sales.

  . Changes in currency exchange rates had no significant effect on consolidated operating profit in the third quarter of 1995.






By Geography
($ Millions)


                                              % Change    % of 1995
NET SALES                           1995     vs. 1994    Consolidated
---------------------------------------------------------------------
North America..............        $1,605.8   +10.5%       72.6%
Outside North America......           631.9   +53.9        28.6
Adjustments................           (25.4)               (1.2)
                                   --------              ------


Consolidated...............        $2,212.3   +19.8%      100.0%
                                   ========               =====




                                          % Change    % of 1995    % Return on Sales
OPERATING PROFIT                1995        vs. 1994 Consolidated     1995     1994
-------------------------------------------------------------------------------------


North America..........        $284.5        +36.9%     101.5%        17.7%    14.3%
Outside North America..          13.3          N.M.       4.7          2.1      (.6)
Adjustments............         (17.4)                   (6.2)
                             --------                   -----


Consolidated...........        $280.4        +46.1%     100.0%        12.7%    10.4%
                             ========                   =====




                                                % Change    % of 1995
NET INCOME                      1995          vs. 1994     Consolidated
-------------------------------------------------------------------------

North America..........           $193.8       +53.8%          92.9%
Outside North America..             14.8       - 6.3            7.1
                                --------                    -------


Consolidated...........           $208.6       +47.1%         100.0%
                                ========                      =====





Additional commentary:

  . Operating profit improved in Asia and Latin America, and operating losses declined in Europe.

  . The increase in interest expense was primarily a result of higher average debt levels, offset, in part, by lower interest rates.

  . Other income (expense) in 1995 includes a gain of $61.4 million from the initial public offering (`IPO'') of 80 percent of the Corporation's investment in Midwest Express and Astral Aviation, Inc. The offering involved the sale of 5.1 million shares of the common stock of Midwest Express Holdings, Inc., the parent company of these businesses. On an after-tax basis, the offering increased 1995 net income $40.0 million, or $.25 per share. For the year ended December 31, 1994, these operations had net sales of $204 million.

  . In 1994, other income (expense) included gains totaling $14.4 million, or $.09 per share from the divestitures of the Corporation's Brazilian tissue subsidiary, its Memphis, Tenn. tissue mill, and its adhesive-coated label stock business in Troy, Ohio, as well as gains from the disposition of woodlands.

  . The $7.9 million decline in the Corporation's share of net income from equity companies was primarily attributable to the following factors:


     . The Corporation's Mexican affiliate, Kimberly-Clark de Mexico,
       S.A. de C.V. (``K-C de Mexico''), had lower earnings due to a decline in sales volumes and higher costs, primarily for raw materials. These effects are attributable, in large measure, to the economic problems in Mexico following the devaluation of the Mexican peso in late 1994.

     . Net income declined at the Corporation's Australian affiliate, Kimberly-Clark Australia Pty. Limited, principally as a result of an increase in the corporate income tax rate to 36 percent from 33 percent retroactive to January 1, 1995.

     . The Corporation increased ownership in its South African affiliate, Carlton Paper Corporation Limited (``Carlton''), and its Argentine affiliate, Kimberly-Clark Argentina S.A., which resulted in these former equity affiliates becoming consolidated subsidiaries. Because these operations are now consolidated, their results are no longer reported in net income from equity affiliates.

  . The effective tax rate increased to 37.5 percent from 34.8 percent a year ago. The prior year rate was affected by tax benefits related to the 1994 disposition of the Corporation's
    Brazilian tissue subsidiary.





RESULTS OF OPERATIONS:
  FIRST NINE MONTHS OF 1995 COMPARED WITH FIRST NINE MONTHS OF 1994

By Product Class
($ Millions)

                                               % Change    % of 1995
NET SALES                       1995          vs. 1994   Consolidated
--------------------------------------------------------------------------------------------

Class I................        $5,184.0        +  17.7%       81.3%
Class II...............           899.6        +  10.2        14.1
Class III..............           350.1        +  21.1         5.5

Adjustments............           (54.8)                       (.9)
                             ----------                    -------


Consolidated...........        $6,378.9         + 16.6%      100.0%
                               ========                      =====





                                                          % Change    % of 1995  % Return on Sales
OPERATING PROFIT                      1995               vs. 1994   Consolidated     1995      1994
-----------------------------------------------------------------------------------------------------
Class I....................           $602.0            +  18.0%         79.0%       11.6%     11.6%
Class II...................            163.0            +  14.2          21.4        18.1      17.5
Class III..................             35.4            + 140.8           4.7        10.1       5.1

Adjustments................            (39.2)                            (5.1)
                                   ---------                           ------


Consolidated...............           $761.2            +  19.5%        100.0%       11.9%     11.6%
                                   =========                            =====


Commentary:

Net sales increased as a result of higher sales volumes in most product lines and higher selling prices. More than half of the revenue improvement was attributable to increased sales volumes.




  . Sales volumes were higher in North America. Noteworthy contributors included Kleenex bathroom and facial tissue, Huggies baby wipes and diapers, GoodNites disposable underpants, Depend and Poise incontinence care products, service and industrial products, professional health care products, technical papers and related products, aircraft services, tobacco industry papers, and Midwest Express.

  .  Sales volumes for consumer products increased in Europe.
     Noteworthy contributors included feminine care products and Huggies disposable diapers, which were launched in France and Belgium in early 1995.

  . Sales volumes also increased for tobacco industry papers in Europe and for consumer products in Latin America and Asia.

  . Selling prices increased in North America, primarily for tissue products, pulp, newsprint, Neenah Paper's premium business and correspondence papers, and at Midwest Express, but prices declined for diapers and training pants.

  . Outside North America, selling prices were higher in Europe and Korea, principally for tissue products.

  . Changes in currency exchange rates are estimated to have increased consolidated net sales by $102 million.




Gross profit increased 17.3 percent in absolute terms, and as a percentage of sales, as a result of the higher selling prices and sales volumes, offset, in part, by higher fiber costs.

  . Cost reductions and manufacturing efficiencies were achieved in North America, primarily in the tissue products, feminine care products and disposable diaper businesses, and in Europe in the disposable diaper and tissue products businesses.

  . The North American disposable diaper and training pants businesses were adversely affected by the costs of matching price and count reductions, the costs of product improvements, primarily those associated with the introduction of stretchable side panels on Huggies diapers.

  . The tobacco industry papers business benefited from increased sales volumes, higher selling prices and improved productivity which more than offset higher fiber costs.

The increase in operating profit of 19.5 percent was greater than the percentage increase in gross profit.

  . Product introduction costs and promotional expenses were higher in Europe to support the launch of diapers and in response to intense competitive activity.

  . Higher promotion costs were incurred in the U.S. in response to strong competitive activity for consumer products and the costs of matching a competitor's price and count reductions on diapers.

  . Research and general expenses were higher largely due to the development of new and improved products and to business expansions; however, research expense was down slightly as a percentage of sales.

  . Changes in currency exchange rates had no significant effect on consolidated operating profit in the first nine months of 1995.



By Geography
($ Millions)

                                              % Change     % of 1995
NET SALES                            1995      vs. 1994  Consolidated

----------------------------------------------------------------------
North America..............        $4,692.5   +   7.8%      73.6%
Outside North America......         1,744.0   +  47.5       27.3
Adjustments................           (57.6)                 (.9)
                                   --------             --------





Consolidated...............        $6,378.9   + 16.6%     100.0%
                                   ========               =====






                                              % Change    % of 1995    % Return on Sales
OPERATING PROFIT                  1995        vs. 1994   Consolidated     1995         1994
--------------------------------------------------------------------------------------------

North America..........           $750.4       +  13.6%       98.5%       16.0%       15.2%
Outside North America..             50.0       + 614.3         6.6         2.9          .6
Adjustments............            (39.2)                     (5.1)
                             -----------                    ------


Consolidated                      $761.2       + 19.5%       100.0%       11.9%       11.6%
                             ===========                     =====




                                              % Change      % of 1995
NET INCOME                       1995         vs. 1994      Consolidated
------------------------------------------------------------------------
North America..........          $439.2        +  16.1%       91.4%
Outside North America..            41.4        -  19.3         8.6%
                             ----------                     ------

Consolidated...........          $480.6        +  11.9%      100.0%
                             ==========                      =====


Additional commentary:

  . Operating profit improved in Asia and Latin America, and operating losses were lower in Europe.

  . The increase in interest expense was primarily the result of higher average debt levels, offset, in part, by lower interest rates.

  . Other income (expense) in 1995 includes the previously described gain of $61.4 million from the IPO by Midwest Express Holdings, Inc.

  . Other income (expense) in 1995 includes a pretax charge of $6.0 million related to the disposition of the Corporation's trucking business. On an after-tax basis, the transaction decreased net income $3.8 million, or $.02 per share.

  . The $38.4 million decline in the Corporation's share of net income from equity companies was primarily attributable to the following factors:

     . In the first nine months of 1995, the Mexican peso lost value versus the U.S. dollar. Because K-C de Mexico has financed a portion of its operations with U.S. dollar-denominated liabilities, the remeasurement of these liabilities by the affiliate resulted in an after-tax peso devaluation loss of which Kimberly-Clark's share was $20.4 million, or $.13 per share.

     . The U.S. dollar exposure at Kimberly-Clark de Mexico was approximately $390 million and approximately $330 million at September 30, 1995 and December 31, 1994, respectively. These liabilities include the affiliate's short-term debt for the continued expansion of manufacturing facilities in that country.

     . Subsequent to September 30 and through November 9, 1995, the Mexican peso has devalued approximately 16 percent. The effect of this devaluation on the Mexican affiliate's U.S. dollar-denominated liabilities has resulted in an additional nonoperating translation charge, of which the Corporation's share is approximately $17 million or $.11 per share.

     . In addition to the peso devaluation loss, K-C de Mexico had lower earnings due to a decline in sales volumes and higher costs, primarily for raw materials. These effects are attributable, in large measure, to the economic problems in Mexico following the devaluation of the peso.

     . The readoption of equity accounting for Carlton in the second quarter of 1994 increased the Corporation's share of equity company earnings by $10.0 million and net income by $6.3 million, or $.04 per share.






LIQUIDITY AND CAPITAL RESOURCES

 . Cash provided from operations, including the net proceeds from the IPO by Midwest Express Holdings, Inc., increased more than net income as a result of higher depreciation, the timing of pension funding and income tax payments, offset, in part, by an increase in accounts receivable and inventories. The increase in accounts receivable was due, in part, to increased sales; and the growth in inventories is in line with the overall growth of the Corporation's businesses. Accounts receivable and inventories at September 30, 1995 also include the consolidation of the Corporation's former equity affiliates in Argentina and South Africa.

 . In May 1995, the Corporation announced plans for a spin-off of its tobacco-related businesses in the U.S. and France. The Corporation's board of directors has approved the distribution to Kimberly-Clark stockholders of all outstanding shares of common stock of Schweitzer-Mauduit International, Inc. (``SMI''), which will hold such operations.
   Kimberly-Clark stockholders will receive one share of SMI common stock for every 10 shares of Kimberly-Clark stock held. The distribution will be payable on November 30, 1995, to stockholders of record on November 13, 1995. For the year ended December 31, 1994, these operations had net sales of $404 million.

 . In July 1995, the Corporation and Scott Paper Company (``Scott'') announced that they had signed a definitive merger agreement. After the merger, Scott will be a wholly owned subsidiary of Kimberly-Clark, but the combined company will operate under the Kimberly-Clark name.

  Under the merger agreement, Scott shareholders will receive .78 of a share of newly issued Kimberly-Clark common stock for each share of Scott common stock. Consummation of the merger under such exchange ratio will involve the issuance of approximately 119.6 million shares of Kimberly-Clark common stock.

  The merger is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests. The merger is expected to be completed in late 1995 and is subject to certain conditions, including regulatory clearances and approval by the shareholders of both companies. The Corporation is cooperating fully with regulatory authorities in the U.S., Europe and Canada to expedite clearance of the transaction.

  The combined enterprise may be required to divest one or more of its product lines in order to obtain the necessary authorizations and approvals of the merger. Any such divestitures are not expected to have a materially adverse effect on the operations and operating results of the combined enterprise, but would have such an effect on its European operations unless the proceeds therefrom can be successfully redeployed. There can be no assurance that the consummation of any such divestitures could be effected at a fair market price or that the reinvestment of the proceeds therefrom would produce for the combined enterprise operating profit at the same level as the divested product lines or a commensurate rate of return on the amount of its investment.

  On a pro forma basis, the combined operations would have had net sales of approximately $11.7 billion and net income of approximately $755 million for the year ended December 31, 1994. Kimberly-Clark will take a one-time pretax charge for restructuring the combined operations and covering the costs of the merger and for other unusual and nonrecurring items in the quarter the merger is consummated. Such pretax charge, which is currently estimated to be in the range of $1.0 billion to $1.5 billion, will include: (i) the costs of plant rationalizations and employee terminations to eliminate duplicate facilities and excess capacity;
  (ii) the costs of integrating the businesses of the two companies;
  (iii) the direct costs of the merger, including the fees of financial advisors, legal counsel and independent auditors; and (iv) other unusual and nonrecurring items. The after-tax cost of the charge is currently estimated to be in the range of $750 million to $1.15 billion. The estimated charge and the nature of the costs included therein are subject to change as the integration plan is developed and more accurate estimates of the restructuring and other unusual and nonrecurring items become possible. Moreover, the after-tax cost of such charge is likely to change depending on the magnitude of the pretax charge, the nature of the costs included therein, the tax laws of the particular countries applicable to the entities incurring such costs and the tax paying status of such entities.

  Management is unable at this time to accurately assess the effect of the Scott merger on the combined entity's financial leverage. However, management believes that the combined entity's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to fund working capital, capital spending and other needs in the foreseeable future.

 . The effect of the Midwest Express Holdings, Inc. and SMI dispositions, individually and in aggregate, on the Corporation's overall liquidity and capital resources is not expected to be significant.


ENVIRONMENTAL MATTERS

The Environmental Protection Agency has not identified the Corporation as a potentially responsible party at any designated cleanup site which, in management's opinion, could have a material adverse effect on its business or results of operations.


OUTLOOK

Management believes that the Corporation is on track to exceed its stated objective of earnings per share growth of 10 percent for the full year, excluding the previously discussed restructuring charge related to the proposed merger of Kimberly-Clark and Scott and for other unusual and nonrecurring items.

Through the first nine months of 1995, European operating losses have declined compared with the same period in 1994. However, with the 1995 fourth-quarter introduction of an improved Huggies UltraTrim diaper, management intends to increase spending on machine start ups and promotional programs associated with the establishment of Huggies disposable diapers in Europe. Management expects this level of spending to increase
European losses for 1995 compared to those incurred in 1994.




                   PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

  LITIGATION
  ----------


 . On October 13, 1995, the proceedings under the following actions were dismissed without prejudice: Edith Citron and Lynn Robbins, et al. v. Scott Paper Co., et al., filed in the Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 95-07-SD-0080; and Harry Lewis and Albert Ominsky, Trustee, et al. v. Scott Paper Co., et al., filed in the Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 95-07-SD-0079. The subject matter of this litigation was previously reported in Part II, Item 1 of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

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

    Alternative computations of "primary" and "fully diluted" net income per share amounts for 1995 and 1994 assume the exercise of outstanding stock options using the "treasury stock method." There is no significant difference between net income per share presented in Item 1 and net income per share calculated on a "primary" and "fully diluted" basis for the third quarter and first nine months of 1995 and 1994.


   (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:




            KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES




         COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                           ($ MILLIONS)
                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                        1995            1994
   -----------------------------------------------------------------------------
   Consolidated Companies
   ----------------------

      Income before income taxes  ..............        $703.3         $546.8
      Interest expense  ........................         108.2           96.4
      Interest factor in rent expense  .........          18.0           17.9
      Amortization of capitalized interest  ....           5.4            4.8


   Equity Affiliates
   -----------------

      Share of 50%-owned:
         Income before income taxes ............          33.1           32.3
         Interest expense ......................           6.0            5.9
         Interest factor in rent expense .......           0.4            0.5
         Amortization of capitalized interest ..           0.5            0.5
      Distributed income of less than 50%-owned           13.6           21.7
                                                       -------          -----


   Earnings  ...................................        $888.5         $726.8
                                                        ======         ======





   Consolidated Companies
   ----------------------

      Interest expense  ........................        $108.2         $ 96.4
      Capitalized interest  ....................           4.1            7.8
      Interest factor in rent expense  .........          18.0           17.9

   Equity Affiliates
   -----------------

      Share of 50%-owned:
          Interest expense and capitalized interest        6.4            6.1
          Interest factor in rent expense  .....           0.4            0.5
                                                       -------         ------


   Fixed charges  ..............................        $137.1         $128.7
                                                        ======         ======

          Ratio of earnings to fixed charges  ..           6.48           5.65
                                                       ========        =======


   (27) The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.





       (b) Reports on Form 8-K

           (i) The Corporation filed a Current Report on Form 8-K dated September 7, 1995, which reported the Corporation's estimated realized gain resulting from its initial public offering of shares of the common stock of Midwest Express Holdings, Inc.

           (ii) The Corporation filed a Current Report on Form 8-K dated September 22, 1995, which reported the Corporation's revised expectations concerning the matters reported in its Current Report on Form 8-K dated September 7, 1995.






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







                                             KIMBERLY-CLARK CORPORATION
                                             (Registrant)





                  By:  /s/ John W. Donehower
                       ---------------------------------------

                      John W. Donehower
                      Senior Vice President and
                      Chief Financial Officer
                      (principal financial officer)




                  By:  /s/ Randy J. Vest
                       ----------------------------------------

                      Randy J. Vest
                       Vice President and Controller
                      (principal accounting officer)





November 10, 1995