Form 10-K
period 1995-12-31
KIMBERLY CLARK CORP
filed 1996-03-26
CIK 55785

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    ---------------

Commission file number 1-225

                    KIMBERLY-CLARK CORPORATION
      (Exact name of registrant as specified in its charter)

          DELAWARE                                         39-0394230
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                   Identification No.)




       P. O. BOX 619100, DALLAS, TEXAS              75261-9100
  (Address of principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code: (214) 281-1200

    Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
                Title of each class                 on which registered
---------------------------------------------     -------------------------


Common Stock - $1.25 Par Value; Preferred Share   New York Stock Exchange
  Purchase Rights                                 Chicago Stock Exchange
                                                  Pacific Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     X    .  No
                                                    ---------      -------.



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19, 1996, 283,009,657, shares of common stock were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates on such date (based on the closing stock price on the New York
Stock Exchange) was approximately $22,180 million.




DOCUMENTS INCORPORATED BY REFERENCE

Kimberly-Clark Corporation's 1995 Annual Report to Stockholders and 1996 Proxy Statement contain much of the information required in this Form 10-K, and portions of those documents are incorporated by reference herein from the applicable sections thereof. The following table identifies the sections of this Form 10-K which incorporate by reference portions of the Corporation's 1995 Annual Report to Stockholders and 1996 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such documents are incorporated by reference. The portions of such documents that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.



   DOCUMENT OF WHICH PORTIONS            ITEMS OF THIS FORM 10-K
  ARE INCORPORATED BY REFERENCE            IN WHICH INCORPORATED
--------------------------------   ---------------------------------------


1995 Annual Report to Stockholders PART I
  (Year ended December 31, 1995)     ITEM 1.  Business

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

                                 ITEM 8.  Financial Statements and
                                   Supplementary Data

                               PART IV
                                 ITEM 14.  Exhibits, Financial Statement
                                   Schedules, and Reports on Form 8-K


1996 Proxy Statement           PART III
                                 ITEM 10.  Directors and Executive
                                   Officers of the Registrant

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

On December 12, 1995, Scott Paper Company, a Pennsylvania corporation (`Scott''), became a wholly-owned subsidiary of Kimberly-Clark upon consummation of the merger (the `Merger'') contemplated by the Agreement and Plan of Merger dated as of July 16, 1995 (the `Merger Agreement'') among Kimberly-Clark, Rifle Merger Co., a wholly-owned subsidiary of Kimberly-Clark, and Scott. Pursuant to the Merger Agreement, each Scott common share, without par value, outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) of the Merger (other than shares owned directly or indirectly by Kimberly-Clark or Scott, which shares were canceled) was converted into .78 of a share of common stock, $1.25 par value, of Kimberly-Clark (`Kimberly-Clark Common Stock''), including the corresponding percentage of a right to purchase shares of Series A Junior Participating
Preferred Stock, without par value, of Kimberly-Clark.   On February 14, 1996,
Scott changed its name to Kimberly-Clark Tissue Company.

On November 30, 1995, Kimberly-Clark distributed to its stockholders all of the outstanding shares of common stock of Schweitzer-Mauduit International, Inc. (`SMI''). SMI was formed in 1995 to facilitate the spin-off of Kimberly-Clark's tobacco-related paper and other specialty paper products businesses conducted in the United States, France and Canada.

On September 27, 1995, the Corporation sold 80 percent of the outstanding shares of Midwest Express Holdings, Inc., the parent company of Midwest Express Airlines, Inc. and Astral Aviation, Inc., in an initial public offering.

Financial information by business segment and geographic area, and information about principal products and markets of the Corporation, contained under the caption "Management's Discussion and Analysis" and in Note 17 to the Financial Statements contained in the 1995 Annual Report to Stockholders, are incorporated in this Item 1 by reference.

DESCRIPTION OF THE CORPORATION. The Corporation is principally engaged in the manufacturing and marketing throughout the world of a wide range of products for personal, business and industrial uses. Most of these products are made from natural and synthetic fibers using advanced technologies in absorbency, fibers and nonwovens.

The Corporation's products and services are divided into three business segments: Personal Care Products, Tissue-Based Products and Newsprint, Paper and Other.

Personal Care Products include disposable diapers, training and youth pants; feminine and adult incontinence care products; wet wipes; health care products; and related products. Products in this class are sold under a variety of well-known brand names, including Huggies, Pull-Ups, GoodNites, Kotex, New Freedom, Lightdays, Depend and Poise.

Tissue-Based Products include facial and bathroom tissue, paper towels and wipers for household and away-from-home use; pulp; and related products. Products in this class are sold under the recognized brand names Kleenex, Scott, Cottonelle, Viva, Kimwipes and Wypall.

Products for home use are sold directly and through wholesalers to supermarkets, mass merchandisers, drugstores, warehouse clubs, home health care stores, variety stores, department stores and other retail outlets. Health care products are sold to distributors, converters and end-users. Products for away-from-home use are sold through distributors and directly to manufacturing, lodging, office building, food service and health care establishments and other high volume public facilities.

Newsprint, Paper and Other includes newsprint, printing papers, premium business and correspondence papers, specialty papers, technical papers, and related products; and other products and services.



Newsprint and groundwood printing papers are sold directly to newspaper pub-lishers and commercial printers. Other papers and specialty products in this class are sold directly to users, converters, manufacturers, publishers and printers, and through paper merchants, brokers, sales agents and other resale agencies.

PATENTS AND TRADEMARKS. The Corporation owns various patents and trademarks registered domestically and in certain foreign countries. The Corporation considers the patents and trademarks which it owns and the trademarks under which it sells certain of its products, in each instance and in the aggregate, to be material to its business. Consequently, the Corporation seeks patent and trademark protection by all available means, including registration. A partial list of the Corporation's trademarks is included under the caption "Trademarks" contained in the 1995 Annual Report to Stockholders and is incorporated herein by reference.
EMPLOYEES. In its worldwide consolidated operations, the Corporation had 55,341 employees as of December 31, 1995.

RAW MATERIALS. Cellulose fibers in the form of wood pulp are the primary raw materials for the Corporation's paper and tissue products and are important components in disposable diapers, training pants, feminine pads and incontinence care products. Large amounts of secondary and recycled fibers are also consumed, primarily in tissue products. Superabsorbent materials are important components in disposable diapers, training pants and incontinence care products. Polypropylene and other synthetics are primary raw materials for manufacturing nonwoven fabrics which are used in disposable diapers, training pants, feminine pads, incontinence and health care products and away-from-home wipers. Most secondary fibers and all synthetics are purchased. Wood pulp and nonwood cellulose fibers are produced by the Corporation and purchased from others. The Corporation considers the supply of such raw materials to be adequate to meet the needs of its businesses.

For its worldwide consolidated operations, production at the Corporation's pulp mills at Coosa Pines and Mobile, Alabama; Everett, Washington; Terrace Bay, Ontario; Pictou, Nova Scotia; and Miranda, Spain totaled about 80 percent of the Corporation's 1995 virgin fiber requirements for products other than newsprint. The Corporation's newsprint mill at Coosa Pines produces all of its own fiber requirements, of which virgin fiber represented approximately 73 percent in 1995.

The Corporation owns or controls 6.9 million acres of forestland in North America, principally as a fiber source for pulp production which is consumed internally within the tissue and personal care businesses. In the United States, approximately .9 million acres are owned in Alabama and Mississippi. In Canada, 1.0 million acres in the province of Nova Scotia are owned by the Corporation, and 5.0 million acres, principally in the province of Ontario, are held under long-term Crown rights or leases.

Certain states have adopted laws and entered into agreements with publishers requiring newspapers sold in such states to contain specified amounts of recycled paper. The Corporation provides certain newspaper publishers with newsprint containing specified amounts of recycled paper.

COMPETITION. The Corporation competes in numerous domestic and foreign markets. The number of competitors and the Corporation's competitive positions in these markets vary. In general, in the sale of its products, the Corporation faces strong competition from other manufacturers, some of which are larger and more diversified than the Corporation. The Corporation has several major competitors in its disposable diaper and training pants, household and other tissue-based products, and feminine and incontinence care products businesses.


Depending on the characteristics of the market involved, the Corporation com-petes on the basis of product quality and performance, price, service, packa-ging, distribution, advertising and promotion.

RESEARCH AND DEVELOPMENT. A major portion of total research and development expenditures is directed toward new or improved personal care, health care and household products, and nonwoven materials. Consolidated research and development expenditures were $207.2 million in 1995, $208.8 million in 1994 and $208.7 million in 1993.

ENVIRONMENTAL MATTERS. Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Corporation's facilities in the United States are estimated to be $46.7 million in 1996 and $135.2 million in 1997. Such expenditures are not expected to have a material effect on the Corporation's total capital expenditures, consolidated earnings or competitive position; however, these estimates could be modified as a result of changes in the Corporation's plans, changes in legal requirements or other factors.

Capital expenditures at the Corporation's U.S. facilities for 1998, 1999 and 2000 are expected to be affected by finalization of the U.S. Environmental Protection Agency's (`EPA'') proposed Cluster Rules. If finalized as proposed, these rules would require significant additional expenditures for environmental controls at the Corporation's Coosa Pines and Mobile, Alabama, and Everett, Washington, pulp mills and at various other tissue and paper production facilities in the United States. Based on currently available information, total capital expenditures required to meet the Cluster Rule requirements over the three-year period following their planned finalization in late 1996 or early 1997 are estimated at between $275 million and $395 million. However, the nature, amount and timing of these expenditures could change significantly based on the provisions of EPA's final rules. Neither the Cluster Rule expenditures nor other anticipated environmental capital spending at the Corporation's U.S. facilities during this time period are expected to have a material adverse effect on the Corporation's business or results of operations.

RISKS FOR FOREIGN OPERATIONS. The Corporation and its equity companies have manufacturing facilities in
33 countries throughout the world. Consumer products made abroad or in the U.S. are marketed in approximately 150 countries. Because these countries are so numerous, it is not feasible to generally characterize the risks involved.
 Such risks vary from country to country and include such factors as tariffs, trade restrictions, changes in currency value, economic conditions and international relations. See "Management's Discussion and Analysis -- Foreign Currencies Risks, Hedging Activities and Inflation Risks" contained in the 1995 Annual Report to Stockholders, which is incorporated herein by reference.

INSURANCE. The Corporation maintains coverage consistent with industry practice for most risks that are incident to its operations.

ITEM 2.  PROPERTIES

Management believes that the Corporation's production facilities are suitable for their purpose and adequate to support its businesses. The extent of utilization of individual facilities varies, but they operate at or near capacity, except in certain instances such as when new products or technology are being introduced. New facilities of the Corporation are under construc-tion and others are being expanded. Various facilities contain pollution control, solid waste disposal and other equipment which have been financed through the issuance of industrial revenue or similar bonds and are held by the Corporation under lease or installment purchase agreements.


Principal facilities and products made at these facilities are listed on the following pages. In addition, the principal facilities of the Corporation's equity companies and the products or groups of products made at such facilities are included on the following pages.

HEADQUARTERS LOCATIONS
   Dallas, Texas
   Roswell, Georgia
   Neenah, Wisconsin
   Reigate, United Kingdom
   Bangkok, Thailand

ADMINISTRATIVE CENTER
   Knoxville, Tennessee

WORLDWIDE PRODUCTION AND SERVICE FACILITIES

UNITED STATES (1)

ALABAMA
   Coosa Pines - pulp and newsprint
   Mobile - tissue products and pulp (2)
ARIZONA
   Tucson - nonwovens
   Mohave - tissue products
ARKANSAS
   Conway - feminine care, incontinence care, nonwovens
   Maumelle - wet wipes, nonwovens
CALIFORNIA
   Fullerton - tissue products
CONNECTICUT
   New Milford - diapers, feminine care, tissue products
   Shelton - aviation personnel services
DELAWARE
   Dover - wet wipes (3)
GEORGIA
   LaGrange - nonwovens
KENTUCKY
   Owensboro - tissue products
MAINE
   Winslow - tissue products (4)
MASSACHUSETTS
   Lee - industrial wipers (5)
   Westfield - aircraft maintenance, finishing and refurbishing
MICHIGAN
   Munising - printing and base papers
MISSISSIPPI
   Corinth - nonwovens, away-from-home wipers and towels
   Hattiesburg - tissue products


NEW JERSEY
   Montvale - corporate aircraft management services
   South Hackensack - corporate aircraft management services
NEW YORK
   Fort Edward - tissue products
   Islip - corporate aircraft management services
NORTH CAROLINA
   Hendersonville - nonwovens
   Lexington - nonwovens
OKLAHOMA
   Jenks - tissue products
PENNSYLVANIA
   Chester - tissue products
SOUTH CAROLINA
   Beech Island - diapers, tissue products
TENNESSEE
   Loudon - tissue products
TEXAS
   Dallas - aircraft maintenance, finishing and refurbishing
   Paris - diapers, training and youth pants
   San Antonio - personal cleansing products and systems
 UTAH
   Ogden - diapers
VERMONT
    East Ryegate - technical papers
WASHINGTON
    Everett - tissue products, pulp
WISCONSIN
   Appleton - aircraft maintenance, finishing and refurbishing
   Marinette - tissue products
   Neenah - diapers, feminine care, incontinence care, business and correspondence papers, industrial wipers, nonwovens, tissue products Oconto Falls - tissue products
   Whiting - business and correspondence papers

OUTSIDE THE UNITED STATES

ARGENTINA
   Cordoba - diapers
   Pilar - feminine care, incontinence care
   San Luis - diapers
AUSTRALIA
  *Albury - nonwovens
  *Ingleburn - diapers
  *Lonsdale - diapers, incontinence care, feminine care
  *Millicent - tissue products
  *Tantanoola - pulp
  *Warwick Farm - tissue products


* Equity company production facility



BAHRAIN
  *East Riffa - tissue products
BELGIUM
   Duffel - tissue products
CANADA
   Crabtree, Quebec - tissue products
   Hull, Quebec - tissue products
   Huntsville, Ontario - tissue products, away-from-home wipers
   Lennoxville, Quebec - tissue products
   New Glasgow, Nova Scotia - pulp
   New Westminster, British Columbia - tissue products
   Rexdale, Ontario - away from home products, feminine care
   St. Catharines, Ontario - tissue products, away-from-home wipers
   St. Hyacinthe, Quebec - feminine care, diapers
   Terrace Bay, Ontario - pulp
CHINA (6)
   Beijing - feminine care
   Changchun - feminine care
   Chengdu - feminine care
   Guangzhou Province - tissue products
   Guiyang - feminine care
   Handan - feminine care
   Harbin - feminine care
   Kunming - feminine care
   Nanjing - feminine care
   Shanghai - tissue products
   Shenyang - feminine care
   Taiyuan - feminine care
COLOMBIA
  *Barbosa - tissue products, specialty products, fine papers
  *Guarne - tissue products
  *Pereira - tissue products, feminine care, incontinence care, diapers *Tocancipa - diapers
COSTA RICA
   Cartago - diapers
   San Jose - tissue products
CZECH REPUBLIC
   Litovel - feminine care
EL SALVADOR
   Sitio del Nino - tissue products, feminine care
FRANCE
   Orleans - tissue products
   Rouen - tissue products
   Villey-Saint-Etienne - tissue products
GERMANY
   Dusseldorf - Reisholz - tissue products
   Flensburg - tissue products
   Forchheim - feminine care
   Koblenz - tissue products
   Neunkirchen - wet wipes

* Equity company production facility


HONDURAS
   Cortes - nonwovens
   San Pedro Sula - tissue products, feminine care
HONG KONG
   Hong Kong - tissue products (7)
INDIA
  *Pune - feminine care, diapers
   Pune - tissue products
INDONESIA
   Jog-Jakarta - tissue products
  *Medan - specialty products
ITALY
   Alanno - tissue products
   Romagnano - tissue products
   Villanovetta - tissue products
KOREA
   Anyang - feminine care, diapers, tissue products
  *Jo-Chi-Weon - tissue products
   Kimcheon - feminine care, tissue products, nonwovens
   Taejon - feminine care, diapers
MALAYSIA
   Kluang - tissue products
   Petaling Jaya - feminine care, tissue products
MEXICO
  *Bajio - tissue products
  *Cepamisa - tissue products
  *Cuautitlan - feminine care, diapers, nonwovens
  *Ecatepec - tissue products
   Empalme - nonwovens
   Magdalena - nonwovens
  *Naucalpan - tissue products, diapers, feminine care
   Nogales - nonwovens
  *Orizaba - tissue products
  *Ramos Arizpe - tissue products, diapers
  *San Juan - tissue products
  *San Rafael - tissue products, fine papers
   Santa Ana - nonwovens
  *Tlaxcala - diapers
NETHERLANDS
   Gennep - tissue products
   Veenendaal - feminine care, incontinence care
PANAMA
   Panama City - tissue products, feminine care
PERU
   Lima - tissue products, feminine care
PHILIPPINES
   San Pedro, Laguna - feminine care, diapers, tissue products, specialty papers SAUDI ARABIA
  *Al-Khobar - diapers, feminine care, tissue products
SINGAPORE
   Singapore - feminine care, tissue products

* Equity company production facility.


SOUTH AFRICA
   Cape Town - tissue products, feminine care
   Springs - tissue products, feminine care, diapers, incontinence care Wadeville - tissue products, nonwovens
SPAIN
   Aranguren - tissue products
   Arceniaga - tissue products, personal cleansing products and systems Canarias, Canary Islands - tissue products
   Miranda del Ebro - pulp
   Salamanca - tissue products
TAIWAN
   Hsin Ying - tissue products (8)
   Tayaun - tissue products
THAILAND
   Patumthanee - feminine care, diapers, tissue products
   Samut Prakan - tissue products
UNITED KINGDOM
   Barrow - tissue products
   Barton-upon-Humber - diapers, training pants
   Flint - tissue products, nonwovens
   Larkfield - tissue products
   Northfleet - tissue products
   Prudhoe - tissue products, away-from-home wipers (3)
   Sealand - feminine care
VENEZUELA
   Guacara - diapers


(1)The Corporation has announced its intention to sell two of the following four tissue mills: Badger-Globe, Lakeview and Marinette, Wisconsin; and Fort Edward, New York. The Badger-Globe and Lakeview facilities are part of the Neenah, Wisconsin operations.

(2)Portions of the land under this facility are held under various long-term operating leases, the more significant of which contain options to purchase the land.

(3)  The Corporation has announced its intention to sell this facility.

(4)The fiber recycling facility at this mill is held under an operating lease expiring in 2008 under which the Corporation has the option of renewing the lease for terms not exceeding nine additional years or purchasing the facility for its then fair market value.

(5) In connection with the SMI spin-off, the Corporation continues to own a paper machine incorporating hydroknit manufacturing technology which is located at one of the Corporation's former Lee, Massachusetts facilities. On or before November 30, 2000, the Corporation will remove such technology and sell the remaining components of the machine to SMI for a nominal purchase price.

(6)The land on which these facilities are located is held under long-term leases.

(7) This facility is held under a short-term renewable lease.

(8) The land and a portion of this facility are subject to a mortgage.






ITEM 3.  LEGAL PROCEEDINGS

The following is a brief description of potentially material legal proceedings to which the Corporation or any of its subsidiaries is a party or of which any of their properties is subject:
Litigation
----------


A. Since September 28, 1990, numerous lawsuits related to exposure to asbestos have been filed in state and federal courts by over 8,500 plaintiffs against multiple defendants, including the Corporation. During this period, the asbestos litigation against the Corporation has been consolidated into seven actions that include approximately 500 claims against the Corporation. The plaintiffs allege, with respect to the Corporation, that they sustained personal injuries and/or emotional distress from alleged exposure to asbestos-containing materials while working at the Corporation's Coosa Pines, Ala. mill as employees of independent contractors at various times since the mill's construction and that, in its capacity as a premises owner, the Corporation is responsible, in part, for these injuries.

   In 1995, the Corporation settled four of these actions and obtained releases and dismissals with prejudice from 374 plaintiffs with claims against the Corporation, and dismissals, without prejudice, from approximately 4,000 other plaintiffs. There are approximately 4,500 plaintiffs in the actions that remain pending. Of these plaintiffs, an unspecified number (not believed to exceed 250), have identified their claims as based, in whole or in part, on having worked at the Corporation's Coosa Pines, Ala. mill. The complaints do not specify the amount of damages demanded.

   The Corporation believes that its defenses to the remaining asbestos claims are meritorious and that the final results of such claims, while they cannot be predicted with certainty, will not have a material adverse effect on the Corporation's business or results of operations.

B. Scott is a defendant in numerous actions in state and federal courts seeking damages relating to breast implants. The actions allege that the plaintiffs' breast implants were covered by polyurethane foam manufactured by Scott's former Foam Division, which was sold in 1983, and that the foam caused physical and/or psychological harm to the plaintiffs. In each of these actions, Scott is one of several defendants, including the Foam Division's successor and the manufacturers of the implants. The Corporation believes that only a small percentage of breast implants were covered by polyurethane foam manufactured by the Foam Division prior to its sale.

    Pursuant to an order of the Mutidistrict Litigation Panel, all federal cases involving breast implants have been consolidated for pre-trial purposes in the Northern District of Alabama and one of these cases, Lindsey et al., vs. Dow Corning Corporation et al., has been provisionally
   --------------------------------------------------

   certified by the court as a class action for settlement purposes. Scott elected not to participate in the proposed settlement of these actions; rather, in April 1995, Scott's motion for summary judgment was granted by the court, resulting in the dismissal of all federal actions against Scott and the purchaser of the Foam Division. In January 1996, the plaintiffs agreed to dismiss their appeal of such dismissal. A similar motion for summary judgment was granted in 1995 in the consolidated California state court breast implant suits, and that dismissal is now final because the plaintiffs failed to file an appeal.

    The Corporation believes that it has meritorious defenses to the remaining breast implant claims and that the final results of such claims, while they cannot be predicted with certainty, will not have a material adverse effect on the Corporation's business or results of operations.

C. On July 18, 1995, a complaint was filed by Doris I. Fish and Debra Smilow (the ``Fish Complaint'') on behalf of a putative class of the public shareholders of Scott in the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida (Case No. CL 95-5691 AD) against Scott, certain former members of the Scott board of directors and certain former officers of Scott. The Fish Complaint alleged, among other things, that the former Scott directors acted in disregard of their fiduciary duties to Scott shareholders in agreeing to the Merger. On January 17, 1996, the proceedings under this action were dismissed without prejudice.


   On July 21, 1995, a complaint was filed by Louis Agnes (the ``Agnes Complaint'') on behalf of a putative class of the public shareholders of Scott, and derivatively on behalf of Scott, in the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida (Case No. CL 95-5757 AH) against Scott, the former members of the Scott board of directors and Kimberly-Clark. The Agnes Complaint alleged, among other things, that the terms of the Merger were fundamentally unfair to Scott shareholders, that the former Scott directors acted in disregard of their fiduciary duties to Scott shareholders in agreeing to the Merger and that Kimberly-Clark aided and abetted such alleged breach. On January 18, 1996, the proceedings under this action were dismissed without prejudice.

D. The Corporation also is subject to routine litigation from time to time which individually or in the aggregate is not expected to have a material adverse effect on the Corporation's business or results of operations.

Environmental Matters
---------------------

The information set forth under the "Environmental Matters" section of "Management's Discussion and Analysis" contained in the 1995 Annual Report to Stockholders is incorporated in this Item 3 by reference.

The Corporation has been named a potentially responsible party ("PRP") under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), or analogous state statute, at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on the Corporation's business or results of operations.
Notwithstanding its opinion, management believes it appropriate to discuss the following matters concerning two of these sites where the Corporation's estimated share of total site remediation costs, if any, cannot be established on the basis of currently available information:


A. In 1993, Scott received a request for information from the EPA regarding the Saco Landfill Superfund Site in Saco, Maine. Following an internal investigation, Scott responded that Scott had no knowledge of any arrangement for the disposal of waste materials at the site. However, Scott had provided sludge and fly ash to the City of Saco and its contractors for use in the construction of the landfill cap. The City of Saco and the Maine Department of Environmental Protection previously had approved the utilization of the sludge and ash in construction of the topsoil cap. In 1994, the EPA served Scott with a second request for information regarding Scott's nexus to the site. Scott again responded that it had never disposed of hazardous waste at the site.

B. In 1994, Scott received a notice of responsibility from the Massachusetts Department of Environmental Protection regarding the South Hadley Site in South Hadley, Massachusetts. The notice implicated Scott Graphics, Inc., a former Scott subsidiary, as having disposed of hazardous waste at the site.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


A Special Meeting of Stockholders was convened at 11:00 a.m. on Tuesday, December 12, 1995, at the Corporation's World Headquarters, 351 Phelps Drive, Irving, Texas. Represented at the meeting in person or by proxy were 144.5 million shares of common stock, or 90% of all shares of common stock outstanding.

The stockholders approved the issuance of shares of Kimberly-Clark Common Stock pursuant to the Merger Agreement and certain ancillary agreements. Of the shares represented at the meeting, 92.4% voted for such issuance, .6% voted against and 7.0% abstained or did not vote.

The stockholders also approved an amendment to the Corporation's Restated Certificate of Incorporation to increase the number of authorized shares of Kimberly-Clark Common Stock from 300,000,000 to 600,000,000. Of the 160.5 million shares outstanding on the record date for the Special Meeting, 86.1% voted for such amendment, 3.6% voted against and 10.3% abstained or did not vote.


EXECUTIVE OFFICERS OF THE REGISTRANT


The names and ages of the executive officers of the Corporation as of March 1, 1996, together with certain biographical information, are as follows:

JOHN W. DONEHOWER, 49, was elected Senior Vice President and Chief Financial Officer in 1993. Mr. Donehower joined the Corporation in 1974. He was appointed Director of Finance - Europe in 1978, Vice President, Marketing and Sales - Nonwovens in 1981, Vice President, Specialty Papers in 1982, Managing Director, Kimberly-Clark Australia Pty. Limited in 1982, and Vice President, Professional Health Care, Medical and Nonwoven Fabrics in 1985. He was appointed President, Specialty Products - U.S. in 1987, and President - World Support Group in 1990.
O. GEORGE EVERBACH, 57, was elected Senior Vice President - Law and Government Affairs in 1988. Mr. Everbach joined the Corporation in 1984. His responsibilities have included direction of legal, human resources and administrative functions. He was elected Vice President and General Counsel in 1984; Vice President, Secretary and General Counsel in 1985; and Senior Vice President and General Counsel in 1986.

THOMAS J. FALK, 37, was elected Group President - North American Tissue, Pulp and Paper effective January 1, 1996. He is responsible for the Family Care and Wet Wipes, Away From Home, Neenah Paper and Pulp and Paper Sectors, as well as the Consumer Business Services and Environment and Energy organizations. Mr. Falk joined the Corporation in 1983. His responsibilities have included internal audit, financial and strategic analysis, and operations management. Mr. Falk was appointed Vice President - Operations Analysis and Control in 1990. He was elected Senior Vice President -Analysis and Administration in 1992, Group President - Infant and Child Care in 1993, Group President - North American Consumer Products effective January 1, 1995, and Group President - North American Tissue Products effective July 21, 1995. Mr. Falk is a director of Midwest Express Holdings, Inc., an equity company of the Corporation.

JAMES G. GROSKLAUS, 60, was elected Executive Vice President effective December 1, 1990. Employed by the Corporation since 1957, Mr. Grosklaus was appointed Vice President in 1972 and Divisional Vice President in 1975, and was elected Senior Vice President effective January 1, 1979. He was appointed President, K-C Health Care, Nonwoven and Industrial Group in 1981, Senior Staff Vice President in 1982, Senior Vice President in 1983 and President, Technical Paper and Specialty Products in 1985, and elected Executive Vice President in January 1986. In 1988, he was appointed President - North American Pulp and Paper Sector. He is a director of Midwest Express Holdings, Inc., an equity company of the Corporation, and is a member of the Emory University Dean's Advisory Council and the Woodruff Arts Center Board of Trustees. Mr. Grosklaus has been a director of the Corporation since 1987.


JAMES T. MCCAULEY, 57, was elected Executive Vice President in 1990. Mr. McCauley joined the Corporation in 1969. He was elected Vice President and Treasurer in 1980. Mr. McCauley was appointed Vice President - Nonwoven Operations in 1984, Senior Vice President, Kimberly-Clark Newsprint & Pulp and Forest Products in 1984, President, North American Pulp and Newsprint Sector in 1985, President, Health Care and Nonwovens Sector in 1987, and President - Nonwovens and Technical Products Sector in 1988. He was appointed President - Nonwovens, Medical and Technical Products Sector in 1988 and President - Nonwovens and Professional Health Care Sector, Far East Operations and World Support Group in 1990.

WAYNE R. SANDERS, 48, has served as Chief Executive Officer of the Corporation since December 1991 and Chairman of the Board of the Corporation since March 1992. He previously had been elected President and Chief Operating Officer in 1990. Employed by the Corporation in 1975, Mr. Sanders was appointed Vice President of Kimberly-Clark Canada Inc., a wholly owned subsidiary of the Corporation, in 1981 and was appointed Director and President in 1984. Mr. Sanders was elected Senior Vice President of Kimberly-Clark Corporation in 1985 and was appointed President - Infant Care Sector in 1987, President - Personal Care Sector in 1988 and President - World Consumer, Nonwovens and Service and Industrial Operations in 1990. Mr. Sanders is a director of Adolph Coors Company, Coors Brewing Company and Texas Commerce Bank, National Association. He also is a member of the Marquette University Board of Trustees and is a national trustee of the Boys and Girls Clubs of America. He has been a director of the Corporation since 1989.

KATHI P. SEIFERT, 46, was elected Group President - North American Personal Care Products effective July 21, 1995. She is responsible for the Infant and Child Care and Feminine and Adult Care Sectors, as well as the U.S. and Canadian Consumer Sales and Safety and Quality Assurance organizations. Ms. Seifert joined Kimberly-Clark in 1978. Her responsibilities in the Corporation have included various marketing positions within the Away From Home, Consumer Tissue and Feminine Products business sectors. She was appointed President - Feminine Care Sector in 1991 and was elected Group President - Feminine and Adult Care in 1994 and Group President - North American Consumer Products effective January 1, 1995. Ms. Seifert is a member of the Board of Directors of Eli Lilly and Company and the Aid Association for Lutherans.

JOHN A. VAN STEENBERG, 48, was elected President - European Consumer and Service & Industrial Operations effective January 1, 1994. He is responsible for the Household Products, Infant and Child Care, Feminine and Adult Care and Away From Home Sectors in Europe, as well as the European Consumer Sales and Distribution organizations. Mr. Van Steenberg joined the Corporation in 1978.
 His responsibilities have included operations and major project management in North America. He was appointed Managing Director of Kimberly-Clark Australia Pty. Limited in 1990.




PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The dividend and market price data included in Note 16 to the Financial Statements, and the information set forth under the captions "Dividends and Dividend Reinvestment Plan" and "Stock Exchanges" contained in the 1995 Annual Report to Stockholders are incorporated in this Item 5 by reference.

As of March 19, 1996, the Corporation had 57,032 stockholders of record.


ITEM 6.  SELECTED FINANCIAL DATA (1)

(Millions of dollars                Year Ended December 31
                             --------------------------------------------------

except per share amounts)      1995      1994      1993       1992      1991
--------------------------------------------------------------------------------


Net Sales ..................$13,788.6  $11,979.2 $11,646.8 $12,024.2  $11,627.9
Restructuring and Other
  Unusual Charges (2) ......  1,440.0         --     378.9     250.0      267.6
Operating Profit (2) .......    213.0    1,277.1     734.5     883.8      803.8
Share of Net Income of
  Equity Companies (3) .....    113.3      110.5      76.1      90.0       97.6
Income from Continuing
  Operations Before
  Extraordinary Loss and
  Cumulative Effects
  of Accounting Changes (2)      33.2      766.5     287.2     492.0      475.4
Net Income (2)(3)(4)(5)(6) .     33.2      753.8     231.0     150.1      435.2
Per Share Basis:
  Income from Continuing
    Operations Before
    Extraordinary Loss and
    Cumulative Effects
    of Accounting Changes (2) $   .12     $ 2.76     $1.03     $1.77     $ 1.72
  Net Income (2)(3)(4)(5)(6)      .12       2.71       .83       .54       1.58
  Cash Dividends Declared ..     1.80       1.76      1.29      2.07       1.52
  Cash Dividends Paid ......     1.79       1.75      1.70      1.64       1.45
Total Assets ...............$11,439.2  $12,555.7 $13,210.4 $12,559.4  $12,467.0
Long-Term Debt .............  1,984.7    2,085.4   3,403.0   3,140.1    3,329.8
Stockholders' Equity .......  3,650.4    4,134.9   3,810.7   3,996.7    4,444.0



(1)All financial information, except cash dividends declared/paid per share, has been restated to include the results of Scott Paper Company for all periods presented prior to the merger on December 12, 1995. Cash dividends declared/paid per share represent the historical dividends declared/paid by Kimberly-Clark. The merger has been accounted for as a pooling of interests.
(2)Results for 1995 include a pretax charge of $1,440.0 million or $1,070.9 million after income taxes and minority interests ($3.83 per share) for the estimated costs of the merger with Scott, for restructuring the combined operations, and for other unusual charges. Results for 1993 include a pretax charge of $378.9 million or $283.2 million after-tax ($1.02 per share) for Scott's planned restructuring and productivity improvement programs. Results for 1992 include a pretax charge of $250.0 million or $172.0 million after-tax ($.62 per share) related to the restructuring of the consumer and away-from-home products operations in Europe and certain operations in North America. Results for 1991 include a pretax charge of $267.6 million or $160.6 million after-tax ($.58 per share) related to Scott's business improvement program.
(3)Share of net income of equity companies and net income for 1995 include a nonoperating charge of $38.5 million ($.14 per share) for foreign currency losses incurred by the Corporation's Mexican affiliates on the translation of the net exposure of U.S. dollar-denominated liabilities into pesos. In
   1994, this charge to net income of equity companies and net income was $39.2 million ($.14 per share). The translation losses are related to the devaluation of the Mexican peso in December 1994 and subsequent periods.
(4)Results for 1994 include income from a discontinued operation of $48.4 million ($.17 per share) related to S.D. Warren Company, a former printing and publishing papers subsidiary, which was sold on December 20, 1994. Results for 1993, 1992 and 1991 include a loss from the discontinued operation of $46.6 million ($.17 per share), $30.9 million ($.11 per share) and $40.2 million ($.14 per share), respectively.
(5)Results for 1994 and 1993 include an extraordinary loss related to the early extinguishment of debt of $61.1 million ($.22 per share) and $9.6 million ($.03 per share), respectively.
(6)Net income for 1992 includes net after-tax charges of $311.0 million ($1.12 per share) for the cumulative effects of adopting the required accounting rules for postretirement health care and life insurance benefits and for income taxes.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" contained in the 1995 Annual Report to Stockholders is incorporated in this Item 7 by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Corporation and its consolidated subsidiaries and the independent auditors' report thereon contained in the 1995 Annual Report to Stockholders are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III




ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section of the 1996 Proxy Statement captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the board of directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

See also "EXECUTIVE OFFICERS OF THE REGISTRANT" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the section of the 1996 Proxy Statement captioned "Executive Compensation" under "Proposal 1. Election of Directors" is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the sections of the 1996 Proxy Statement captioned "Security Ownership of Management" under "Proposal 1. Election of Directors" is incorporated in this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section captioned "Certain Transactions and Business Relationships" under "Proposal 1. Election of Directors" of the 1996 Proxy Statement is incorporated in this Item 13 by reference.

PART IV




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A) DOCUMENTS FILED AS PART OF THIS REPORT.

1. Financial statements:



The Consolidated Balance Sheet as of December 31, 1995 and 1994, and the related Consolidated Income Statement and Consolidated Cash Flow Statement for the years ended December 31, 1995, 1994 and 1993, and the related Notes thereto, and the Independent Auditors' Report of Deloitte & Touche LLP thereon are incorporated in Part II, Item 8 of this Form 10-K by reference to the financial statements contained in the 1995 Annual Report to Stockholders. In addition, related reports of Deloitte & Touche LLP and other auditors are included herein.

2. Financial statement schedule:

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in the 1995 Annual Report to Stockholders.

Independent Auditors' Reports

Schedule for Kimberly-Clark Corporation and Subsidiaries:

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

Exhibit No. (3)b. Certificate of Amendment of the Restated Certificate of Incorporation of Kimberly-Clark Corporation, dated December 12, 1995.

Exhibit No. (3)c. By-Laws of Kimberly-Clark Corporation, as amended June 8, 1995, incorporated by reference to Exhibit No. (3) of the Kimberly-Clark Corporation Form 10-Q for the quarterly period ended June 30, 1995.

Exhibit No. (4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a. Kimberly-Clark Corporation Management Achievement Award Program, as amended as of January 1, 1993, incorporated by reference to Exhibit No. (10)b of the Kimberly-Clark Corporation Form 10-K for the year ended December 31, 1994.

Exhibit No. (10)b. Kimberly-Clark Corporation Executive Severance Plan, incorporated by reference to
Exhibit No. (10)c of the Kimberly-Clark Corporation Form 10-K for the year ended December 31, 1992.

Exhibit No. (10)c. Second Amended and Restated Deferred Compensation Plan for Directors of Kimberly-Clark Corporation, incorporated by reference to Exhibit No. (10)d of the Kimberly-Clark Corporation Form
10-K for the year ended December 31, 1992.

Exhibit No. (10)d. Kimberly-Clark Corporation 1986 Equity Participation Plan, as amended effective February 11, 1993, incorporated by reference to Exhibit No. (10)e of the Kimberly-Clark Corporation Form 10-K for the year ended December 31, 1994.

Exhibit No. (10)e. Kimberly-Clark Corporation 1992 Equity Participation Plan, as amended effective February 16, 1995, incorporated by reference to Exhibit No. (10) of the Kimberly-Clark Corporation Form 10-Q for the quarter ended March 31, 1995.

Exhibit No. (10)f. Kimberly-Clark Corporation Deferred Compensation Plan, effective as of October 1, 1994, incorporated by reference to Exhibit No.
(10)g. of the Kimberly-Clark Corporation Form 10-K for the year ended December 31, 1994.

Exhibit No. (11). The net income per share of common stock computations for each of the periods included in Part II, Item 6 of this Form 10-K are based on average common shares outstanding during each of the respective periods. The only "common stock equivalents" or other potentially dilutive securities or agreements (as defined in Accounting Principles Board Opinion No. 15) in Kimberly-Clark Corporation's capital structure during the periods presented were options outstanding under its Equity Participation Plans and under Scott's stock option plans.

Computations of "primary" and "fully diluted" net income per share assume the exercise of outstanding stock options under the "treasury stock method." The table below presents the amounts by which the earnings per share amounts presented in Part II, Item 6 would be reduced if the "treasury stock method" had been used.

                             Primary   Fully Diluted
                             -------   -------------

                 1995         $   -      $   -
                 1994           .02        .02
                 1993             -          -
                 1992             -          -
                 1991           .01        .01

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1995.

Exhibit No. (13). Portions of the Kimberly-Clark Corporation 1995 Annual Report to Stockholders incorporated by reference in this Form 10-K.

Exhibit No. (21). Consolidated Subsidiaries and Equity Companies of Kimberly-Clark Corporation are identified in the Kimberly-Clark Corporation 1995 Annual Report to Stockholders, and such information is incorporated in this Form 10-K by reference.

Exhibit No. (23)a. Independent Auditors' Consent of Deloitte & Touche LLP

Exhibit No. (23)b. Independent Auditors' Consent of Coopers & Lybrand L.L.P.

Exhibit No. (23)c. Independent Auditors' Consent of Price Waterhouse LLP

Exhibit No. (24). Powers of Attorney.

Exhibit No. (27). The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-K.




(B) REPORTS ON FORM 8-K

The Corporation filed a Current Report on Form 8-K dated December 12, 1995, which reported the consummation of the Merger. Such report was amended by a Current Report on Form 8-K /A dated December 12, 1995, which reported certain pro forma financial information related to the Merger.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Kimberly-Clark Corporation

March 25, 1996


                           By:  /s/ John W. Donehower
                               -------------------------------------

                                  John W. Donehower
                                  Senior Vice President and
                                  Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/ Wayne R. Sanders       Chairman of the Board     March 25, 1996
---------------------------

      Wayne R. Sanders        and Chief Executive Officer
                              and Director
                              (principal executive officer)


   /s/ John W. Donehower      Senior Vice President and March 25, 1996
---------------------------

     John W. Donehower        Chief Financial Officer
                              (principal financial officer)


     /s/ Randy J. Vest        Vice President and        March 25, 1996
----------------------------

       Randy J. Vest          Controller
                              (principal accounting officer)


                             Directors

        John F. Bergstrom                   James G. Grosklaus
        Pastora San Juan Cafferty           Louis E. Levy
        Paul J. Collins                     Frank A. McPherson
        Robert W. Decherd                   Linda Johnson Rice
        William O. Fifield                  Wolfgang R. Schmitt
        Claudio X. Gonzalez                 Randall L. Tobias




  By:   /s/ O. George Everbach                         March 25, 1996
      -------------------------------------------

      O. George Everbach, Attorney-in-Fact






INDEPENDENT AUDITORS' REPORT




KIMBERLY-CLARK CORPORATION:



We have audited the consolidated financial statements of Kimberly-Clark Corporation as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 30, 1996; such consolidated financial statements and report are included in your 1995 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Kimberly-Clark Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. The financial statements and financial statement schedule of Scott Paper Company, a wholly-owned subsidiary of Kimberly-Clark Corporation, were audited by other auditors whose reports have been furnished to us, and our opinions, insofar as they relate to the amounts included for Scott Paper Company, are based on the reports of such other auditors.

In our opinion, based on our audits and the reports of other auditors referred to above, the consolidated financial statement schedule listed in Item 14, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/S/ DELOITTE & TOUCHE LLP
-------------------------


DELOITTE & TOUCHE LLP

Dallas, Texas
January 30, 1996




INDEPENDENT AUDITORS' REPORT




KIMBERLY-CLARK CORPORATION:


We have audited the consolidated balance sheets of Scott Paper Company and its subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. We have also audited the schedule of valuation and qualifying accounts of Scott Paper Company and its subsidiaries as of and for the years ended December 30, 1995 and December 31, 1994. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the provision for restructuring and other unusual charges of $827.0 million, the related tax benefit of $218.0 million and related effect on minority owners' share of subsidiaries' net income of $0.8 million for the year ended December 30, 1995 nor the related effects of $39.5 million on cash and cash equivalents, $26.8 million on receivables, $597.8 million on plant assets, $79.9 million on accumulated depreciation, $57.6 million on goodwill and other assets, $250.1 million on assets held for sale, $83.3 million on deferred income tax asset, $134.7 million on deferred income taxes, $257.6 million on accruals for restructuring programs, $0.8 million on minority owners' interests in subsidiaries and $17.9 million on additional paid in capital at December 30, 1995. Such provision and related accounts were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the aforementioned amounts, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
 We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, (1) the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott Paper Company as of December 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles, and (2) the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 of the Financial Review Notes, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of''in 1995.


/S/ COOPERS & LYBRAND L.L.P.
----------------------------


COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, PA
January 30, 1996





INDEPENDENT AUDITORS' REPORT




KIMBERLY-CLARK CORPORATION:



We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Kimberly-Clark Corporation and its subsidiaries for the year ended December 31, 1995, and have issued our report thereon dated January 30, 1996. The financial statements of Scott Paper Company, a wholly-owned subsidiary of Kimberly-Clark Corporation, were audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements referred to above, insofar as it relates to the amounts included for Scott Paper Company (except for the provision for restructuring and other unusual charges described below), is based on the report of such other auditors. We have also audited the accompanying schedule of the Scott Paper Company provision for restructuring and other unusual charges of $827.0 million, the related tax benefit of $218.0 million and the related effect on minority owners' share of subsidiaries' net income of $.8 million for the year ended December 30, 1995 and the accompanying schedule of related effects on asset and liability accounts as of December 30, 1995 including effects of $39.5 million on cash, $26.8 million on accounts receivable, $597.8 million on property, plant and equipment, $79.9 million on accumulated depreciation, $57.6 million on other assets, $250.1 million on assets held for sale, $83.3 million on deferred tax assets, $134.7 million on deferred tax liabilities, $257.6 on accrued liabilities, $.8 million on minority owners' interests in subsidiaries and $17.9 million on additional paid in capital, which amounts are included in the 1995 consolidated financial statements of Scott Paper Company. These schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these schedules based on our audit.

We conducted our audit of the schedules in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the schedules referred to above present fairly, in all material respects, the Scott Paper Company provision for restructuring and other unusual charges and the related tax benefits for the year ended December 30, 1995 and the related effects on assets and liabilities as of December 30, 1995, in conformity with generally accepted accounting principles.



/S/ DELOITTE & TOUCHE LLP
-------------------------


DELOITTE & TOUCHE LLP

Dallas, Texas
January 30, 1996






                       REPORT OF INDEPENDENT ACCOUNTANTS


In our opinion, the consolidated statements of operations, of cash flows and of changes in stockholders' equity of Scott Paper Company and its subsidiaries (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 25, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
 We believe that our audit provides reasonable basis for the opinion expressed above.



/S/ PRICE WATERHOUSE LLP
------------------------


PRICE WATERHOUSE LLP
Philadelphia, PA
January 25, 1994, except as to the classification of S.D. Warren as discontinued operation, which is as of December 20, 1994.









                REPORT OF PREDECESSOR INDEPENDENT ACCOUNTANTS ON
                       1993 FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
Scott Paper Company

Our audit of the consolidated financial statements referred to in our report dated January 25, 1994 appearing on page 25 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K for the year 1993. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/S/ PRICE WATERHOUSE LLP
------------------------


PRICE WATERHOUSE LLP

Philadelphia, PA
January 25, 1996







SCHEDULE II        Kimberly-Clark Corporation and Subsidiaries{PRIVATE }



VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Millions of dollars)


                                          ADDITIONS               DEDUCTIONS
                                -------------------------------  ------------

                                BALANCE AT CHARGED TO CHARGED TO WRITE-OFFS   BALANCE AT
                                BEGINNING  COSTS AND  OTHER     AND DISCOUNTS   END OF
     DESCRIPTION                OF PERIOD  EXPENSES ACCOUNTS(A)  ALLOWED        PERIOD

DECEMBER 31, 1995
  Allowances deducted from
  assets to which they apply

    Allowances for doubtful
        accounts .............  $ 23.5     $  41.7     $ .8       $ 12.0(b)    $  54.0

    Allowances for sales
      discounts  .............    22.1       201.7       .1        193.2(c)       30.7
                                ------     -------     ----       ------       -------


         Total ...............  $ 45.6     $ 243.4     $ .9       $205.2       $  84.7
                                ======     =======     ====       ======       =======

DECEMBER 31, 1994
  Allowances deducted from
  assets to which they apply

    Allowances for doubtful
        accounts..............  $ 21.0     $   8.2     $ .1       $  5.8(b)    $  23.5

    Allowances for sales
      discounts  .............    20.1       108.3        -        106.3(c)       22.1
                                ------     -------     ----       ------       -------


         Total ...............  $ 41.1     $ 116.5     $ .1       $112.1       $  45.6
                                ======     =======     ====       ======       =======

DECEMBER 31, 1993
  Allowances deducted from
  assets to which they apply

    Allowances for doubtful
        accounts..............  $ 23.2     $  10.1     $ .2       $ 12.5(b)    $  21.0

    Allowances for sales
      discounts  .............    26.0        99.6        -        105.5(c)       20.1
                                ------     -------     ----       ------       -------


         Total ...............  $ 49.2     $ 109.7     $ .2       $118.0       $  41.1
                                ======     =======     ====       ======       =======




(a)  Primarily bad debt recoveries
(b)  Primarily uncollectible receivables written off
(c)  Sales discounts allowed


INDEX TO DOCUMENTS FILED AS A PART OF THIS REPORT





                               DESCRIPTION
                               -----------


Consolidated financial statements, incorporated by reference

Independent Auditors' Reports, incorporated by reference

Independent Auditors' Reports

Schedules for Kimberly-Clark Corporation and Subsidiaries:

    II  Valuation and Qualifying Accounts


Exhibit No. (3)a. Restated Certificate of Incorporation of Kimberly-Clark
  Corporation, dated April 16, 1987, incorporated by reference to Exhibit No. (4)e of the Kimberly-Clark Corporation Form S-8 filed on February 16, 1993 (File No. 33-58402)

Exhibit No. (3)b. Certificate of Amendment of the Restated Certificate of Incorporation of Kimberly-Clark Corporation, dated December 12, 1995.

Exhibit No. (3)c. By-Laws of Kimberly-Clark Corporation, as amended
  June 8, 1995, incorporated by reference to Exhibit No. (3) of the Kimberly-Clark Corporation Form 10-Q for the quarterly period ended June 30, 1995

Exhibit No. (4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request

Exhibit No. (10)a. Kimberly-Clark Corporation Management Achievement Award
  Program, as amended as of January 1, 1993, incorporated by reference to Exhibit No. (10)b of the Kimberly-Clark Corporation Form 10-K for the year ended
  December 31, 1994

Exhibit No. (10)b. Kimberly-Clark Corporation Executive Severance Plan, incorporated by reference to Exhibit No. (10)c of the Kimberly-Clark Corporation
  Form 10-K for the year ended December 31, 1992


Exhibit No. (10)c. Second Amended and Restated Deferred Compensation Plan for
 Directors of Kimberly-Clark Corporation, incorporated by reference to Exhibit No. (10)d of the Kimberly-Clark Corporation Form 10-K for the year ended December 31, 1992

Exhibit No. (10)d. Kimberly-Clark Corporation 1986 Equity Participation Plan, as amended effective February 11, 1993, incorporated by reference to Exhibit No. (10)e of the Kimberly-Clark Corporation Form 10-K for the year ended December 31, 1994

Exhibit No. (10)e. Kimberly-Clark Corporation 1992 Equity Participation Plan, as amended effective February 16, 1995, incorporated by reference to Exhibit No. (10) of the Kimberly-Clark Corporation Form 10-Q for the quarter ended March 31, 1995.

Exhibit No. (10)f. Kimberly-Clark Corporation Deferred Compensation Plan, effective as of October 1, 1994, incorporated by reference to Exhibit No.
  (10)g of the Kimberly-Clark Corporation Form 10-K for the year ended December 31, 1994

Exhibit No. (11). Statement re: computation of earnings per share

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1995

Exhibit No. (13). Portions of the Kimberly-Clark Corporation 1995 Annual
  Report to Stockholders incorporated by reference in this Form 10-K

Exhibit No. (21). Consolidated Subsidiaries and Equity Companies of Kimberly-
  Clark Corporation are identified in the Kimberly-Clark Corporation 1995 Annual Report to Stockholders, and such information is incorporated in this Form 10-K by reference

Exhibit No. (23)a. Independent Auditors' Consent of Deloitte & Touche LLP

Exhibit No. (23)b. Independent Auditors' Consent of Coopers & Lybrand LLP

Exhibit No. (23)c. Independent Auditors' Consent of Price Waterhouse LLP

Exhibit No. (24). Powers of Attorney

Exhibit No. (27). The Financial Data Schedule required by Item 601(b)(27) of
 Regulation S-K has been included with the electronic filing of this Form
 10-K.