Form 10-Q
period 1996-03-31
KIMBERLY CLARK CORP
filed 1996-05-10
CIK 55785

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996

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

Yes    X  .  No       .


AS OF MAY 6, 1996, 281,198,574 SHARES OF THE CORPORATION'S COMMON STOCK WERE OUTSTANDING.

                    PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
                                                         Three Months
                                                         Ended March 31

 (Millions of dollars except per share amounts)        1996       1995
- ------------------------------------------------------------------------
NET SALES.....................................      $3,288.8    $3,255.3
Cost of products sold ........................       2,034.0     2,120.2
                                                    --------    --------
GROSS PROFIT..................................       1,254.8     1,135.1
Advertising, promotion and selling expenses...         586.8       578.8
Research expense..............................          45.6        49.4
General expense...............................         129.1       138.0
                                                    --------    --------
OPERATING PROFIT..............................         493.3       368.9
Interest expense..............................         (51.6)      (61.2)
Other income (expense), net...................           6.8        15.3
                                                    --------    --------
INCOME BEFORE INCOME TAXES....................         448.5       323.0
Provision for income taxes....................         156.9       116.7
                                                    --------    --------
INCOME BEFORE EQUITY INTERESTS................         291.6       206.3
Share of net income of equity companies.......          34.9         2.3
Minority owners' share of subsidiaries'
    net income ...............................         (11.7)       (9.0)
                                                    --------    --------
NET INCOME  ..................................      $  314.8    $  199.6
                                                    ========    ========

PER SHARE BASIS:

Net Income ...........................               $  1.11     $   .71
                                                    ========    ========

Cash Dividends Declared...............               $   .46     $   .45
                                                    ========    ========






Unaudited

See Notes to Financial Statements.



CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                March 31,   December 31,
(Millions of dollars)                             1996         1995
- ------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents  ............       $  180.5    $  221.6
  Accounts receivable  ..................        1,618.5     1,678.0
  Inventories  ..........................        1,458.9     1,426.1
  Other current assets  .................          458.5       488.1
                                                --------   ---------

     TOTAL CURRENT ASSETS ...............        3,716.4     3,813.8
                                                --------   ---------

PROPERTY ................................       10,904.5    10,919.9
  Less accumulated depreciation  ........        4,712.0     4,866.6
                                                --------   ---------

     NET PROPERTY .......................        6,192.5     6,053.3
                                                --------   ---------

INVESTMENTS IN EQUITY COMPANIES .........          456.8       413.4

ASSETS HELD FOR SALE ....................          330.2       330.2

GOODWILL, DEFERRED CHARGES AND
  AND OTHER ASSETS ......................          793.8       828.5
                                                --------   ---------

                                               $11,489.7   $11,439.2
                                                ========   =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Debt payable within one year  .........        $ 712.1    $  817.8
  Accounts payable  .....................          958.4     1,103.6
  Accrued expenses ......................        1,448.0     1,555.3
  Other current liabilities  ............          473.1       392.9
                                                --------   ---------

     TOTAL CURRENT LIABILITIES ..........        3,591.6     3,869.6

LONG-TERM DEBT ..........................        1,983.1     1,984.7

NONCURRENT EMPLOYEE BENEFIT
   AND OTHER OBLIGATIONS ................          968.7       974.9

DEFERRED INCOME TAXES ...................          745.1       723.1

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES         242.8       236.5

STOCKHOLDERS' EQUITY ....................        3,958.4     3,650.4
                                                --------   ---------

                                               $11,489.7   $11,439.2
                                                ========   =========

Unaudited

See Notes to Financial Statements.



CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                        Three Months
                                                       Ended March 31
                                                     -------------------
(Millions of dollars)                                1996        1995
- ------------------------------------------------------------------------

OPERATIONS
  Net Income  ....................................   $ 314.8   $ 199.6
  Depreciation  ..................................     139.0     141.2
  Changes in operating working capital  ..........    (323.9)   (393.4)
  Pension funding in excess of expense  ..........      (8.7)    (67.0)
  Other ..........................................      34.4      42.7
                                                     --------  -------
       CASH PROVIDED BY (USED FOR) OPERATIONS  ...     155.6     (76.9)
                                                     --------  -------

INVESTING
  Capital spending  ..............................    (146.9)   (167.7)
  Acquisition of businesses, net of cash acquired          -     (44.7)
  Disposals of property and businesses  ..........      10.1      54.9
  Other  .........................................     (10.3)    (16.2)
                                                     --------  -------

       CASH USED FOR INVESTING  ..................    (147.1)   (173.7)
                                                     --------  -------

FINANCING
  Cash dividends paid  ...........................     (72.2)    (85.8)
  Changes in debt payable within one year  .......     (75.3)     96.9
  Increases in long-term debt  ...................      34.4      41.1
  Decreases in long-term debt  ...................     (66.1)   (708.0)
  Proceeds from exercise of stock options  .......     118.7      44.7
  Acquisition of common stock for the treasury  ..      (1.2)    (61.2)
  Other  .........................................      12.1     (12.8)
                                                     --------  -------

       CASH USED FOR FINANCING  ..................     (49.6)   (685.1)
                                                     --------  -------

DECREASE IN CASH AND CASH EQUIVALENTS ............   $ (41.1)  $(935.7)
                                                     ========  =======


Unaudited

See Notes to Financial Statements.



NOTES TO FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

1. On December 12, 1995, Kimberly-Clark Corporation (the `Corporation'') merged with Scott Paper Company (`Scott'') in a transaction that was accounted for as a pooling of interests for financial reporting purposes. As a result, prior period financial information has been restated to give effect to this merger except for cash dividends declared per share, which represents the historical dividends declared by the Corporation.

2. The unaudited consolidated financial statements of the Corporation have been prepared on the same basis as those in the 1995 Annual Report to Stockholders and include all adjustments necessary to present fairly the condensed consolidated balance sheet and consolidated income and condensed cash flow statements for the periods indicated.

3. Share of net income of equity companies and net income for the first quarter of 1996 include a gain of $2.0 million, or $.01 per share, for the translation of U.S. dollar denominated liabilities into pesos resulting from the fluctuation of the Mexican peso. During the first quarter of 1995, the translation of the Mexican peso resulted in a loss of $26.8 million, or $.10 per share.

4. The average number of common shares outstanding used in the calculation of net income per share for the three months ended March 31, 1996 and 1995, was 282.6 million and 279.5 million, respectively. There were
     283.1 million shares outstanding at March 31, 1996.

5. The following schedule details inventories by major class as of March 31, 1996 and December 31, 1995:

                                           March 31,    December 31,
     (Millions of dollars)                   1996           1995
   ------------------------------------------------------------------
     At lower of cost on the First-In,
      First-Out (FIFO) method or market:
       Raw materials  ...................  $ 375.8        $ 373.7
       Work in process  .................    270.3          281.0
       Finished goods  ..................    855.2          785.2
       Supplies and other  ..............    227.9          251.1
                                           -------        -------
                                           1,729.2        1,691.0

     Excess of FIFO cost over Last-In,
      First-Out (LIFO) cost  ............   (270.3)        (264.9)
                                           -------        -------

       Total  ........................... $1,458.9       $1,426.1
                                          ========       ========



Unaudited


2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Corporation for the periods covered.

1995 BUSINESS COMBINATION


On December 12, 1995, Kimberly-Clark merged with Scott in a transaction that was accounted for as a pooling of interests for financial reporting purposes. The Corporation's consolidated financial statements were restated to include the results of operations, cash flows and financial positions of Scott. Likewise, the financial data presented in this Management's Discussion and Analysis include Scott data for all periods presented.

In conjunction with the Scott merger and the application of pooling of interests accounting, management redefined its consolidated operations into the following three business segments to appropriately reflect the businesses in which the Corporation now operates.

  . Personal Care Products include infant, child, feminine and incontinence care products; wet wipes; health care products; and related products.
  . Tissue-Based Products include tissue and wipers for household and away-from-home use; pulp; and related products.
  . Newsprint, Paper and Other includes newsprint, printing papers, premium business and correspondence papers, specialty papers, technical papers, and related products; and other products and services.

Business segment data for all periods presented have been restated to this revised presentation.

RESULTS OF OPERATIONS:
  FIRST QUARTER OF 1996 COMPARED WITH FIRST QUARTER OF 1995

By Business Segment
($ Millions)
                                    % Change   % of 1996
NET SALES                      1996  vs. 1995 Consolidated

- ----------------------------------------------------------
Personal Care Products.     $1,142.9  +13.3%    34.8%
Tissue-Based Products..      1,903.4  + 1.7     57.9
Newsprint, Paper and Other     258.0  -34.2      7.8

Adjustments............        (15.5)            (.5)
                            --------           -----

Consolidated...........     $3,288.8  + 1.0%   100.0%

                            ========           =====





                                  % Change  % of 1996  % Return on Sales
                                                       -----------------
OPERATING PROFIT             1996 vs. 1995 Consolidated  1996   1995
- ------------------------------------------------------------------------
Personal Care Products        $181.5  +48.8%   36.9%     15.9%  12.1%
Tissue-Based Products .        269.4  +33.1    54.6      14.2   10.8
Newsprint, Paper and Other      54.0  - 8.6    10.9      20.9   15.1

Adjustments............        (11.6)          (2.4)

                              ------          -----
Consolidated...........       $493.3  +33.7%  100.0%     15.0%  11.3%
                              ======          =====


Commentary:

Higher selling prices increased 1996 net sales by 6.8 percent, but 1995 net sales for businesses which were subsequently divested, principally Schweitzer-Mauduit International, Inc. and Midwest Express Airlines, Inc. (`MEA''), had an unfavorable effect on the sales comparison. Excluding the sales of these businesses, which totaled $202.2 million in the first quarter of 1995, the increase in net sales was 7.7 percent.

  . Selling prices increased in many North American businesses, most importantly for consumer and away-from-home tissue products and newsprint.

  . Selling prices improved in Europe for consumer and away-from-home tissue products, and in the Asia/Pacific region for various consumer products.

  . On a worldwide basis, sales volumes of personal care products increased approximately 10 percent, but sales volumes declined for tissue-based consumer products in North America and Europe due to excess trade inventories and for pulp and newsprint.

  . In North America, sales volumes increased for Huggies disposable diapers, training and youth pants, wet wipes, professional health care products, technical papers, and Depend and Poise incontinence care products.

  . In Europe, sales volumes were higher for disposable diapers as a result of market share gains in the United Kingdom, France and Belgium.

  . Changes in currency exchange rates had no significant effect on consolidated net sales in the first quarter of 1996.

Gross profit increased 10.5 percent in absolute terms, and as a percentage of sales, primarily as a result of the higher selling prices.

  . Cost reductions and manufacturing efficiencies were achieved in North America, primarily in the disposable diaper, facial tissue and training and youth pants businesses.

  . Start-up costs declined in North America, primarily in the disposable diaper and training and youth pants businesses.

  .  Pulp costs were higher, primarily in Europe.

The increase in operating profit of 33.7 percent was greater than the percentage increase in gross profit primarily because marketing costs remained constant as a percentage of sales and research and general expenses declined, thereby permitting all of the improvement in gross margin to be realized in operating profit.

  . Excluding the 1995 operating profit of the previously mentioned divested businesses, the increase in 1996 operating profit was 41.1 percent.

  .  Operating results improved in virtually all North American businesses.

  . Promotion costs declined in North America, primarily for disposable diapers, training and youth pants where higher costs were incurred in 1995 to match a competitor's price and count reductions, and for feminine care products and consumer bathroom tissue and towels due to competitive factors.

  . Product introduction costs and promotional expenses were higher in Europe to support the expansion of diapers and in response to competitive activity.

  . Research and general expenses were lower primarily due to the cost savings from the Scott merger.

  . Changes in currency exchange rates had no significant effect on consolidated operating profit in the first quarter of 1996.





By Geography
($ Millions)

                                    % Change   % or 1996
NET SALES                     1996   vs. 1995 Consolidated
- ---------------------------------------------------------

North America............   $2,298.3  - 2.8%    69.9%
Outside North America....    1,063.7  +11.3     32.3
Adjustments..............      (73.2)           (2.2)
                            --------           -----
Consolidated.............   $3,288.8  + 1.0%   100.0%
                            ========           =====



                                    % Change   % of 1996   % Return on Sales
                                                           -----------------
OPERATING PROFIT               1996  vs. 1995 Consolidated   1996    1995
- ----------------------------------------------------------------------------
North America............     $437.1  +38.5%    88.7%        19.0%   13.3%
Outside North America....       67.8  -  .1     13.7          6.4     7.1
Adjustments..............      (11.6)           (2.4)
                              ------           -----

Consolidated.............     $493.3  +33.7%   100.0%        15.0%   11.3%
                              ======           =====


Commentary:

  . Excluding the 1995 European operating profit of the previously mentioned divested businesses, operating profit outside North America improved 16.5 percent.

  . Operating profit for European tissue-based businesses increased significantly due to the higher selling prices.

  . Operating results for the disposable diaper business in Europe declined due to higher costs to introduce an improved diaper and lower selling prices in France and the United Kingdom.

Additional Income Statement Commentary:

  . The decline in interest expense was primarily the result of lower average debt levels.

  . The effective income tax rate declined to 35.0 percent from 36.1 percent in the prior year and is expected to approximate 35.0 percent for the full year of 1996.

  . The Corporation's share of net income of equity companies was positively affected by the relative improvement in the value of the Mexican peso. During the first quarter of 1996, the peso gained approximately 2 percent of its value versus the U.S. dollar, whereas it lost approximately 25 percent of its value in the first quarter of 1995. The Corporation's Mexican affiliate, Kimberly-Clark de Mexico, S..A. de C.V. (`KCM''), has financed part of its operations with U.S. dollar-denominated liabilities, and the remeasurement of these liabilities by the affiliate resulted in an after-tax gain in 1996, of which Kimberly-Clark's share was $2.0 million, compared with an after-tax loss in 1995, of which Kimberly-Clark's share was $26.8 million. These factors resulted in a year-to-year improvement in the Corporation's share of net income from equity companies of $28.8 million and in net income per share of $.11.


LIQUIDITY AND CAPITAL RESOURCES
 . Cash provided from operations increased $232.5 million primarily as a result of the increase in net income, the timing of pension funding and income tax payments, and a decline in the growth of accounts receivable. Partially offsetting these sources of cash from operations were a decline in dividends received from equity companies, an increase in inventories primarily for tissue-based consumer products in North America, and a decrease in accrued liabilities, attributable, in part, to the 1995 restructuring and other unusual accruals as explained more fully below.

 . In the fourth quarter of 1995, the Corporation recorded a one-time pretax charge of $1,440.0 million for the estimated costs of the merger with Scott, for restructuring the combined operations, and for other unusual charges ( the ``1995 one-time charge''). The 1995 one-time charge included:
  . The write-down of certain mills and facilities in the U.S. and Europe that will be disposed of to eliminate excess capacity, improve manufacturing efficiencies in the combined company and to comply with consent decrees of the U.S. Department of Justice and the European Commission.
  .  Employee severance and other employee-related costs.
  . The costs of terminating leases, contracts and other long-term agreements.
  . Impaired asset charges for certain mills or operations the future cash flows of which are estimated to be insufficient to recover their carrying amounts.
  . Fees for investment bankers, outside legal counsel and independent auditors and other costs of the merger.
  .  Other asset write-downs related to the merger.

 . During the first quarter of 1996, $88.3 million of employee severance and other employee-related costs; fees for investment bankers, lawyers and accountants; and lease and contract termination costs were charged to the restructuring and other unusual charge accruals.
 . The mills and facilities targeted for disposal have not yet been sold, but substantially all are expected to be divested by the end of 1996.
 . On March 28, 1996, KCM acquired the publicly held shares of K-C's other
  Mexican affiliate, Compania Industrial de San Cristobal, S.A., by issuance of its common stock and the two affiliates merged. The transaction had no effect on the first quarter results.
 . On April 18, 1996, the Corporation announced that it would sell its 50.1 percent interest in Scott Paper Limited, a publicly traded Canadian company, (``SPL''). The Corporation acquired its interest in SPL when it merged with Scott. The sale is expected to result in a gain which will be recorded when realized.
 . On April 18, 1996, the Corporation's Board of Directors approved the sale of Kimberly-Clark's remaining interest in Midwest Express Holdings, Inc., the parent company of MEA, which consists of approximately 1.3 million shares of common stock, through a secondary public offering. The sale is expected to result in a gain which will be recorded when realized.

ENVIRONMENTAL MATTERS
The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business or results of operations.

OUTLOOK
The Corporation expects to realize savings attributable to the Scott merger of at least $250 million this year, increasing to $500 million in 1998. However, the steep decline in the pulp market this year and the consequent effect on tissue and paper prices around the world make 1996 more difficult to forecast. Although the Corporation's costs benefit from lower pulp prices because it is a net purchaser of pulp, selling prices for certain products have been adversely affected.

On April 9, 1996, the Corporation announced price reductions equivalent to $120 million in revenue in 1996 for its U.S. consumer tissue products in response to similar reductions by a major competitor. In addition, the Corporation has seen softening of tissue prices in Europe and Asia and discounting in the fine paper and newsprint industries.

All of these factors lead management to believe it is likely that prices will continue to decline for fine paper and newsprint and for tissue products outside the U.S., offsetting savings achieved in purchased pulp. Last December, management stated that the then-consensus 1996 earnings estimate of $4.94 per share was a realistic number given what the Corporation knew at that time. With all of the changes that have taken place since, management now believes it is unlikely that the Corporation will achieve the previous estimate.

At the same time, however, the Corporation is managing its businesses to mitigate the significant impact of lower selling prices and is implementing other actions to improve shareholder value. Management believes the Corporation will generate approximately $500 million of free cash flow after capital spending and dividends in 1996. This represents an increase of $100 million - $200 million over its earlier estimates, as proceeds from the sale of businesses this year are expected to result in significant gains. The Corporation has recently purchased almost 1.3 million shares, and on April 18, 1996, the Corporation's Board of Directors authorized the repurchase of an additional 6.5 million shares.

For 1996, the Corporation expects its effective tax rate to approximate
35.0 percent.




INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward-looking and is based on various assumptions. Such information includes, without limitation, discussions with respect to expected selling prices of pulp and the Corporation's expected selling prices for tissue-based products, fine papers and newsprint; expected savings attributable to the Scott merger; expected free cash flow and the estimated effective income tax rate in 1996; status of the restructuring and other unusual accruals at March 31, 1996; and expectations with respect to mills and facilities targeted for disposal. These forward-looking statements are made based on management's current expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected.




                   PART II - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1996 Annual Meeting of Stockholders was convened at 11:00 a.m. on Thursday, April 18, 1996, at the Corporation's Roswell Operations
Headquarters, 1400 Holcomb Bridge Road, Roswell, Georgia. Represented at the meeting in person or by proxy were 252,519,326 shares of common stock or 89.3% of all shares of common stock outstanding.

The following directors were elected to three-year terms expiring in 1999:
John F. Bergstrom, Paul J. Collins, Robert W. Decherd and Frank A.
McPherson.   Of the shares represented at the meeting, at least 97% voted for each nominee, and 2.7% withheld authority to vote.

The Corporation's other directors are Pastora San Juan Cafferty, William O. Fifield, Claudio X. Gonzalez, Louis E. Levy, Linda Johnson Rice, Wayne R. Sanders, Wolfgang R. Schmitt and Randall L. Tobias.

In addition to the election of directors, the stockholders approved the selection of Deloitte & Touche LLP as the independent auditors for the Corporation. Of the shares represented at the meeting, 99.5% voted for such selection, .2% voted against and .3% abstained or did not vote.

The stockholders also approved the Corporation's Outside Directors' Stock Compensation Plan. Of the shares represented at the meeting, 92.5% voted for the adoption of such plan, 6.2% voted against and 1.3% abstained or did

ITEM 6.  EXHIBITS AND REPORTS ON  FORM 8-K.

(a) Exhibits

  (4) Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

  (11) The following statement is filed as an exhibit to Part I of this Form
       10-Q:

       The net income per common share computations included in the Consolidated Income Statement in Part 1, Item I, of this Form 10-Q are based on average number of shares of common stock outstanding. The only "common stock equivalents" or other potentially dilutive securit-ies or agreements (as defined in Accounting Principles Board Opinion No. 15) which were contained in the Corporation's capital structure during the periods presented were options outstanding under the Corporation's Equity Participation Plans.

       Alternative computations of "primary" and "fully diluted" net income per share amounts for 1996 and 1995 assume the exercise of outstanding stock options using the "treasury stock method." There is no significant difference between net income per share presented in Item 1 and net income per share calculated on a "primary" and "fully diluted" basis for the first quarter of 1996 and 1995.




   12) The following computation is filed as an exhibit to Part I of this Form 10-Q:


            KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
         COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                   (DOLLAR AMOUNTS IN MILLIONS)


                                                   Three Months Ended March 31
                                                   ---------------------------
                                                          1996        1995
- ------------------------------------------------------------------------------

Consolidated Companies

  Income before income taxes  ..................         $448.5      $323.0
  Interest expense .............................           51.6        61.2
  Interest factor in rent expense...............            8.1         8.6
  Amortization of capitalized interest..........            2.2         2.3

Equity Affiliates

  Share of 50%-owned:
    Income before income taxes .................            9.6        12.2
    Interest expense............................            2.2         2.0
    Interest factor in rent expense.............            0.2         0.1
    Amortization of capitalized interest........            0.2         0.2
  Distributed income of less than 50%-owned ....              -         0.2
                                                         ------      ------

Earnings .......................................         $522.6      $409.8
                                                         ======      ======


Consolidated Companies

  Interest expense .............................         $ 51.6      $ 61.2
  Capitalized interest .........................            2.2         4.3
  Interest factor in rent expense ..............            8.1         8.6

Equity Affiliates

  Share of 50%-owned:
    Interest expense and capitalized interest...            2.2         2.2
    Interest factor in rent expense ............            0.2         0.1
                                                         ------      ------

Fixed charges ..................................         $ 64.3      $ 76.4
                                                         ======      ======

      Ratio of earnings to fixed charges .......           8.13        5.36
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





                                             KIMBERLY-CLARK CORPORATION
                                                     (Registrant)





                                 By:/s/ John W. Donehower
                                    -----------------------------
                                    John W. Donehower
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (principal financial officer)




                                 By:/s/ Randy J. Vest
                                    -----------------------------
                                    Randy J. Vest
                                    Vice President and Controller
                                    (principal accounting officer)



May 10, 1996