Form 10-Q
period 1996-06-30
KIMBERLY CLARK CORP
filed 1996-08-09
CIK 55785

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from..........to.....................

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

Yes    X  .  No       .
     ----       ------

AS OF AUGUST 5, 1996, 281,830,980 SHARES OF THE CORPORATION'S COMMON STOCK WERE OUTSTANDING.


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                           Three Months           Six Months
                                          Ended June 30          Ended June 30
                                         -----------------     ------------------
(Millions of dollars
except per share amounts)                  1996      1995       1996       1995
- ---------------------------------------------------------------------------------

NET SALES ............................  $3,347.7  $3,393.7    $6,549.8  $6,565.6
   Cost of products sold .............   2,093.4   2,220.5     4,127.4   4,340.7
                                        --------   -------     -------   -------

GROSS PROFIT .........................   1,254.3   1,173.2     2,422.4   2,224.9
   Advertising, promotion and selling
      expenses .......................     565.2     531.8     1,065.3   1,027.2
   Research expense ..................      51.4      50.1        97.0      99.5
   General expense ...................     149.5     155.6       278.6     293.6
                                        --------   -------     -------   -------

OPERATING PROFIT .....................     488.2     435.7       981.5     804.6
   Interest Income ...................       7.2       6.6        14.7      18.2
   Interest expense ..................     (50.5)    (64.6)     (102.1)   (125.8)
   Other income (expense), net .......      73.1      36.0        72.4      39.7
                                        --------   -------     -------   -------


INCOME BEFORE INCOME TAXES ...........     518.0     413.7       966.5     736.7
   Provision for income taxes ........     181.4     144.7       338.3     261.4
                                        --------   -------     -------   -------


INCOME BEFORE EQUITY INTERESTS .......     336.6     269.0       628.2     475.3
                                       20
   Share of net income of equity
      companies ......................      37.9      48.6        72.8      50.9
   Minority owners' share of subsidiaries'
      net income .....................      (9.8)    (10.2)      (21.5)    (19.2)
                                        --------   -------     -------   -------


NET INCOME ...........................  $  364.7  $  307.4    $  679.5  $  507.0
                                        ========  ========    ========  ========



PER SHARE BASIS:

Net Income ............................ $   1.30  $  1.10     $  2.41   $   1.81
                                        ========  =======     =======   ========


Cash Dividends Declared................ $    .46  $   .45     $   .92   $    .90
                                        ========  =======     =======   ========






Unaudited

See Notes to Financial Statements.


CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                          June 30,      December 31,
(Millions of dollars)                                        1996           1995
- ------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents  ....................        $    95.9      $   221.6
  Accounts receivable  ..........................          1,650.3        1,678.0
  Inventories  ..................................          1,364.5        1,426.1
  Other current assets  .........................            415.6          488.1
                                                         ---------      ---------


     TOTAL CURRENT ASSETS .......................          3,526.3        3,813.8
                                                         ---------      ---------

PROPERTY ........................................         11,178.1       10,919.9
  Less accumulated depreciation  ................          5,114.6        4,866.6
                                                         ---------      ---------


     NET PROPERTY ...............................          6,063.5        6,053.3
                                                         ---------      ---------


INVESTMENTS IN EQUITY COMPANIES .................            516.4          413.4
ASSETS HELD FOR SALE ............................            196.4          330.2
GOODWILL, DEFERRED CHARGES AND OTHER ASSETS .....            814.5          828.5
                                                         ---------      ---------


                                                         $11,117.1      $11,439.2
                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Debt payable within one year  .................        $   568.7      $   817.8
  Accounts payable  .............................            853.8        1,103.6
  Accrued expenses  .............................          1,406.2        1,555.3
  Other current liabilities  ....................            485.6          392.9
                                                         ---------      ---------


     TOTAL CURRENT LIABILITIES ..................          3,314.3        3,869.6
LONG-TERM DEBT ..................................          1,884.4        1,984.7
NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS            898.3          974.9
DEFERRED INCOME TAXES ...........................            781.5          723.1
MINORITY OWNERS' INTERESTS IN SUBSIDIARIES ......            218.3          236.5
STOCKHOLDERS' EQUITY ............................          4,020.3        3,650.4
                                                         ---------      ---------


                                                         $11,117.1      $11,439.2
                                                         =========      =========




Unaudited

See Notes to Financial Statements.



CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                                    Six Months
                                                                   Ended June 30
                                                                --------------------
(Millions of dollars)                                           1996          1995
- ------------------------------------------------------------------------------------

OPERATIONS
  Net Income  ..............................................    $ 679.5     $ 507.0
  Depreciation  ............................................      279.1       287.7
  Changes in operating working capital  ....................     (201.3)     (590.2)
  Net gains on asset dispositions  .........................      (62.9)      (52.3)
  Pension funding less than (in excess) of expense  ........        4.0       (57.3)
  Other ....................................................        (.8)       28.4
                                                                --------     -------


       CASH PROVIDED BY OPERATIONS  ........................      697.6       123.3
                                                                --------     -------


INVESTING
  Capital spending  ........................................     (335.6)     (372.0)
  Acquisition of businesses, net of cash acquired  .........      (68.0)      (64.4)
  Disposals of property and businesses  ....................      265.5       172.4
  Other  ...................................................         .1        (1.4)
                                                                --------     -------


       CASH USED FOR INVESTING  ............................     (138.0)     (265.4)
                                                                --------     -------


FINANCING
  Cash dividends paid  .....................................     (202.3)     (173.0)
  Changes in debt payable within one year  .................     (308.5)      182.4
  Increases in long-term debt  .............................       19.9        55.7
  Decreases in long-term debt  .............................     (114.8)     (724.8)
  Proceeds from exercise of stock options  .................      157.9        69.6
  Acquisitions of common stock for the treasury  ...........     (243.9)     (128.6)
  Other  ...................................................        6.4       (35.2)
                                                                --------     -------


       CASH USED FOR FINANCING  ............................     (685.3)     (753.9)
                                                                --------     -------


DECREASE IN CASH AND CASH EQUIVALENTS ......................    $(125.7)    $(896.0)
                                                                ========    ========




Unaudited

See Notes to Financial Statements.



NOTES TO FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

1. On December 12, 1995, Kimberly-Clark Corporation (the `Corporation'') merged with Scott Paper Company (`Scott'') in a transaction that was accounted for as a pooling of interests for financial reporting purposes. As a result, prior period financial information has been restated to give effect to this merger except for cash dividends declared per share, which represents the historical dividends declared by the Corporation. Certain promotional costs incurred by former Scott units in 1995 and the first quarter of 1996 have been reclassified from advertising, promotion and selling expenses to a reduction in net sales to conform to the current presentation of such data for the second quarter and the six months ended June 30, 1996.

2. The unaudited consolidated financial statements of the Corporation have been prepared on the same basis as those in the 1995 Annual Report to Stockholders and include adjustments necessary to present fairly the condensed consolidated balance sheet and consolidated income and condensed cash flow statements for the periods indicated.

3. Share of net income of equity companies and net income for the second quarter and six months ended June 30, 1996 include a loss of $.6 million, with no per share impact, and a gain of $1.4 million, or $.01 per share, respectively, for the translation of U.S. dollar denominated liabilities into pesos resulting from the fluctuation of the Mexican peso. During the second quarter and six months ended June 30, 1995, the translation of the Mexican peso resulted in a gain of $8.4 million, or $.03 per share, and a loss of $18.4 million, or $.07 per share, respectively.

4. The average number of common shares outstanding used in the calculation of net income per share for the six months ended June 30, 1996 and 1995, was 282.0 million and 279.2 million, respectively. There were 281.7 million shares outstanding at June 30, 1996.

5. The following schedule details inventories by major class as of June 30, 1996 and December 31, 1995:

                                                    June 30,      December 31,
     (Millions of dolllars                            1996            1995
- -------------------------------------------------------------------------------
      At lower of cost on the First-In,
       First-Out (FIFO) method or market:
         Raw materials ..........................   $  311.1         $  373.7
         Work in process ........................      266.1            281.0
         Finished goods .........................      813.6            785.2
         Supplies and other .....................      195.8            251.1
                                                    --------         --------

                                                     1,586.6          1,691.0

      Excess of FIFO cost over Last-In,
       First-Out (LIFO) cost  ...................     (222.1)          (264.9)
                                                    --------         --------


         Total ..................................   $1,364.5         $1,426.1
                                                    ========         ========





Unaudited



2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Corporation for the periods covered.

BUSINESS SEGMENTS


In conjunction with the previously discussed Scott merger and the application of pooling of interests accounting, management redefined its consolidated operations into the following three business segments to appropriately reflect the businesses in which the Corporation now operates.

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


RESULTS OF OPERATIONS:

   SECOND QUARTER OF 1996 COMPARED WITH SECOND QUARTER OF 1995


By Business Segment
($ Millions)


                                             % Change   % of 1996
NET SALES                             1996   vs. 1995 Consolidated
- ------------------------------------------------------------------

Personal Care Products.....         $1,198.1  +  4.9%     35.8%
Tissue-Based Products......          1,923.0  +  3.3      57.4
Newsprint, Paper and Other.            247.2  - 41.9       7.4

Adjustments................            (20.6)              (.6)
                                    --------             ------

Consolidated...............         $3,347.7   - 1.4%    100.0%
                                    ========             ======




                                           % Change     % of 1996  % Return on Sales
                                                                   -----------------
OPERATING PROFIT                      1996   vs. 1995 Consolidated    1996     1995
- -------------------------------------------------------------------------------------

Personal Care Products ....         $183.1   + 21.6%     37.5%      15.3%    13.2%
Tissue-Based Products .....          253.2   +  1.4      51.9       13.2     13.4
Newsprint, Paper and Other            63.5   -  6.8      13.0       25.7     16.0

Adjustments................          (11.6)              (2.4)
                                    ------              ------

Consolidated...............         $488.2   + 12.0%    100.0%      14.6%    12.8%
                                    ======              ======



Commentary:

The decline in net sales of 1.4 percent was attributable to the 1995 net sales of businesses which were subsequently divested, principally Schweitzer-Mauduit International, Inc. and Midwest Express Airlines, Inc. Excluding the sales of these businesses, which were included in the Newsprint, Paper and Other business segment and which totaled $198.5 million in the second quarter of 1995, consolidated net sales and sales volumes increased 4.8 percent and 5.5 percent, respectively.

  . On a worldwide basis, sales volumes of personal care products increased approximately 8 percent.

  . In North America, sales volumes increased for training and youth pants, diapers, away-from-home products, professional health care products, wet wipes, incontinence care products, feminine care products and technical papers, but declined approximately 6 percent for consumer tissue products in North America.

  . In Europe, sales volumes were higher for disposable diapers as a result of market share gains in the United Kingdom, France and Belgium. Sales volumes also were higher for household and away-from-home products.

  . Sales volumes for consumer products improved in Latin America, particularily in Argentina.

  . Although relative to 1995 second quarter levels, selling prices were higher in North America for facial tissue and household towels, they were lower than 1996 first quarter levels.

  . Selling prices improved in Europe for consumer and away-from-home tissue products, and in the Asia/Pacific region for various consumer products.

  . Changes in currency exchange rates had no significant effect on consolidated net sales in the second quarter of 1996.



Gross profit improved 6.9 percent in absolute terms and as a percentage of sales due, in large part, to lower fiber costs and improved operating efficiencies.

  .  Pulp costs were lower worldwide.

  . Cost reductions and manufacturing efficiencies were achieved in North America primarily in the personal care business and in newsprint.

  .  Start-up costs declined in the personal care business.

The increase in operating profit of 12.0 percent was greater than the increase in gross profit primarily because of merger-related cost savings and lower general expenses, partially offset by higher marketing expenses.

  . Excluding the 1995 operating profit of the previously mentioned divested businesses, the increase in 1996 operating profit was 20.2 percent.

  . Marketing expenses increased 6.3 percent because of higher advertising and promotion expenses to support the Corporation's U.S. tissue products and its European diaper expansion, partially offset by savings from the merger-related integration of sales and marketing teams in the U.S. and Europe.

  . The key contributors to the increase in operating profit were the personal care business in North America and the tissue business in Europe.

  . Changes in currency exchange rates had no significant effect on consolidated operating profit in the second quarter of 1996.



By Geography
($ Millions)

                                           % Change     % of 1996
NET SALES                             1996   vs. 1995 Consolidated
- -------------------------------------------------------------------

North America..............        $2,240.5   - 5.8%      66.9%
Outside North America......         1,195.2   +10.2       35.7
Adjustments................           (88.0)              (2.6)
                                   --------              ------

Consolidated...............        $3,347.7   - 1.4%     100.0%
                                   ========              ======





                                          % Change      % of 1996  % Return on Sales
                                                                   ------------------
OPERATING PROFIT                     1996  vs. 1995   Consolidated   1996    1995
- -------------------------------------------------------------------------------------

North America..............        $389.0    +  2.4%      79.7%     17.4%    16.0%
Outside North America......         110.8    + 25.2       22.7       9.3      8.2
Adjustments................         (11.6)                (2.4)
                                   -------                -----

Consolidated ..............        $488.2    + 12.0%     100.0%     14.6%    12.8%
                                   ======                ======




Commentary:

  . Operating profit for Europe increased significantly due to the higher sales volumes, lower fiber costs and savings from the merger-related integration of sales and marketing teams.

  . Operating results for the disposable diaper business in Europe remained essentially flat as increased sales volumes and the benefits of cost savings programs were offset by higher costs to introduce an improved diaper and by lower selling prices in France and the United Kingdom.

 Additional Income Statement Commentary:

  . The decline in interest expense was primarily the result of lower average debt levels. In addition, a lower average interest rate on borrowed funds reduced interest expense.

  . Other income includes a net pretax gain of approximately $70 million, or $.16 per share after taxes, related to the divestiture of the former Scott baby wipes and facial tissue businesses in the U.S., to meet regulatory requirements related to the merger, and the sale of the Corporation's remaining 20 percent interest in Midwest Express Holdings, Inc., the parent company of Midwest Express Airlines, Inc.

  . In 1995, asset sales and other nonoperating gains in other income totaled approximately $35 million, or $.08 per share after taxes.

  . The effective income tax rate was 35.0 percent in both years and is expected to remain at approximately 35.0 percent for the balance of 1996.

  . The year-to-year comparison of the Corporation's share of net income of equity companies was negatively affected by the change in the value of the Mexican peso in 1995. During the second quarter of 1995, the peso gained approximately 8.5 percent of its value versus the U.S. dollar, whereas it declined approximately .7 percent in the second quarter of 1996. The Corporation's Mexican affiliate, Kimberly-Clark de Mexico, S.A. de C.V., has financed part of its operations with U.S. dollar-denominated liabilities, and the remeasurement of these liabilities by the affiliate resulted in an after-tax gain in 1995, of which Kimberly-Clark's share was $8.4 million, compared with an after-tax loss in 1996, of which Kimberly-Clark's share was $.6 million. These factors resulted in a negative year-to-year comparison of $.03 per share.

  . The Corporation's share of equity company net income declined 22.0 percent in 1996 compared to a year ago. Excluding the previously mentioned peso effect, the Corporation's share of equity company net income declined 4.2 percent, or $1.7 million. The decline occurred in the Corporation's equity affiliate in Mexico due to lower sales volumes and operating profit which were attributable to depressed economic conditions.

  . Excluding the previously discussed effects of the peso, asset sales and other nonoperating gains, net income for the second quarter of 1996 increased 16.0 percent to $321.8 million, or $1.14 per share, from $275.8 million, or $.99 per share, in the second quarter of 1995. On a per share basis, the increase was 15.2 percent.




RESULTS OF OPERATIONS:
   FIRST SIX MONTHS OF 1996 COMPARED WITH FIRST SIX MONTHS OF 1995

By Business Segment
($ Millions)

                                           % Change       % of 1996
NET SALES                             1996   vs. 1995 Consolidated
- --------------------------------------------------------------------
Personal Care Products.....        $2,341.0  +  8.8%      35.8%
Tissue-Based Products......         3,739.7  +  2.4       57.1
Newsprint, Paper and Other.           505.2  - 38.2        7.7

Adjustments................           (36.1)               (.6)
                                   --------              -------

Consolidated...............        $6,549.8  -   .2%     100.0%
                                   ========              =======




                                           % Change     % of 1996  % Return on Sales
                                                                   ----------------
OPERATING PROFIT                      1996  vs. 1995  Consolidated  1996     1995
- -----------------------------------------------------------------------------------
Personal Care Products ....        $  364.6  + 33.7%      37.2%      15.6%   12.7%
Tissue-Based Products .....           522.6  + 15.6       53.2       14.0    12.4
Newsprint, Paper and Other            117.5  -  7.6       12.0       23.3    15.6

Adjustments................           (23.2)              (2.4)
                                   ---------             ------

Consolidated...............        $  981.5  + 22.0%     100.0%      15.0%   12.3%
                                   ========              =====


Commentary:

Despite improved selling prices, which were up 3.6 percent in the first six months of 1996, net sales declined .2 percent due to the 1995 sales of the previously discussed divested businesses. Excluding sales of these businesses, which totaled $400.7 million for the first six months of 1995, consolidated net sales and sales volumes increased 6.2 percent and 2.4 percent, respectively.

  . Selling prices increased in many North American businesses, most importantly for consumer and away-from-home tissue products, newsprint and diapers.

  . Selling prices improved in Europe for consumer and away-from-home tissue products, and in the Asia/Pacific region for various consumer products.

  . On a worldwide basis, sales volumes of personal care products increased approximately 10 percent.

  . In North America, sales volumes increased for diapers, training and youth pants, professional health care products, wet wipes, incontinence care products and technical papers.

  . Sales volumes for consumer tissue products in North America declined approximately 11 percent. As previously discussed, they declined approximately 6 percent in the second quarter of 1996, compared with a decline of approximately 15 percent in the first quarter. Although market shares declined in the first quarter compared to 1995 levels, sales trends improved during the second quarter, and market shares, in units, for household towels and bathroom tissue products reflect these trends. The Corporation's share of the North American household towel market was approximately 18 percent in June compared with approximately 15 percent in March, and its share of the bathroom tissue market was approximately 31 percent in June compared with approximately 26 percent in March.

  . In Europe, sales volumes were higher for disposable diapers as a result of market share gains in the United Kingdom, France and Belgium. Sales volumes also were higher for household products.

  . Sales volumes for consumer products improved in Latin America, particularily in Argentina.

  . Changes in currency exchange rates had no significant effect on consolidated net sales in the first six months of 1996.

Gross profit increased 8.9 percent in absolute terms and as a percentage of sales due primarily to the higher selling prices.

  . Cost reductions, manufacturing efficiencies and lower start-up costs were achieved in North America primarily in the personal care segment.

The increase in operating profit of 22.0 percent was greater than the increase in gross profit primarily because of merger-related cost savings and lower research and general expenses, partially offset by higher marketing expenses.

  . Excluding the 1995 operating profit of the previously mentioned divested businesses, the increase in 1996 operating profit was nearly 30 percent.

  . Marketing expenses increased 3.7 percent because of higher advertising and promotion expenses to support the Corporation's U.S. tissue products and its European diaper expansion, partially offset by savings from the merger-related integration of sales and marketing teams in the U.S. and Europe.

  . The key contributors to the increase in operating profit were the personal care business in North America and the tissue business in Europe.

  . Changes in currency exchange rates had no significant effect on consolidated operating profit in the first six months of 1996.


By Geography
($ Millions)

                                           % Change     % of 1996
NET SALES                             1996   vs. 1995 Consolidated
- -----------------------------------------------------------------
North America..............         $4,452.1 - 4.5%       68.0%
Outside North America......         2,258.9  +10.7        34.5
Adjustments................          (161.2)              (2.5)
                                    --------             ------

Consolidated...............         $6,549.8 - .2%       100.0%
                                    ========             =====





                                          % Change      % of 1996  % Return on Sales
                                                                   -----------------
OPERATING PROFIT                      1996   vs. 1995 Consolidated    1996    1995
- -------------------------------------------------------------------------------------
North America..............        $826.1    +18.8%       84.2%       18.6%   14.9%
Outside North America......         178.6    +14.2        18.2         7.9     7.7
Adjustments................         (23.2)                (2.4)
                                   ------                -------

Consolidated                       $981.5    +22.0%      100.0%       15.0%   12.3%
                                   ======                =====



Commentary:

  . Operating profit for Europe increased significantly primarily due to the higher sales volumes.

  . Despite benefiting from the higher sales volumes, operating results for the disposable diaper business in Europe declined due to higher costs to introduce an improved diaper and lower selling prices in France and the United Kingdom.

  Additional Income Statement Commentary:

  . The decline in interest expense was primarily the result of lower average debt levels.

  . Other income includes a net pretax gain of approximately $70 million, or $.16 per share after taxes, from the previously mentioned regulatory divestitures and the sale of the Corporation's remaining 20 percent interest in Midwest Express Holdings, Inc.

  . As previously mentioned, asset sales and other nonoperating gains in other income totaled approximately $35 million in 1995, or $.08 per share after taxes.

  .  The effective income tax rate declined from 35.5 percent in 1995 to
     35.0 percent in 1996.

  . The year-to-year comparison of the Corporation's share of net income of equity companies was positively affected by the change in the value of the Mexican peso in 1995. During the the first six months of 1995, the peso lost approximately 18.5 percent of its value versus the U.S. dollar, whereas it gained approximately 1.6 percent in the first six months of 1996. The Corporation's Mexican affiliate, Kimberly-Clark de Mexico, S.A. de C.V., has financed part of its operations with U.S. dollar-denominated liabilities, and the remeasurement of these liabilities by the affiliate resulted in an after-tax loss in 1995, of which Kimberly-Clark's share was $18.4 million, compared with an after-tax gain in 1996, of which Kimberly-Clark's share was $1.4 million. These factors resulted in a positive year-to-year comparison of $.08 per share.

  . The Corporation's share of equity company net income improved 43.0 percent in 1996 compared to a year ago. Excluding the previously mentioned peso effects, the Corporation's share of equity company net income improved 3.0 percent, or $2.1 million.

  . Excluding the previously discussed effects of the peso, asset sales and other nonoperating gains, net income for the first six months of 1996 increased 26.1 percent to $634.6 million, or $2.24 per share, from $502.2 million, or $1.80 per share, in the the first six months of 1995. On a per share basis, the increase was 24.4 percent.


LIQUIDITY AND CAPITAL RESOURCES

 . Cash provided from operations increased $574.3 million in the first six months of 1996 compared to 1995. The cash flow improvement resulted, in large part, from the increase in net income, the timing of income tax payments, and lower accounts receivable and inventories. The decline in accounts receivable is consistent with the lower sales for the period, and the reduction in inventories is attributable, in part, to increased emphasis on minimizing inventory levels. Partially offsetting these sources of cash from operations was a decline in dividends received from equity companies, lower accounts payable and a decrease in accrued liabilities, attributable, in part, to the 1995 restructuring and other unusual accruals as explained more fully below.

  . In the fourth quarter of 1995, the Corporation recorded a one-time pretax charge of $1,440.0 million for the estimated costs of the merger with Scott, for restructuring the combined operations, and for other unusual charges ( the `1995 one-time charge''). The 1995 one-time charge included:

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

     . Other asset write-downs.

  . During the first six months of 1996, more than $200 million of employee severance and other employee-related costs; fees for investment bankers, lawyers and accountants; and lease and contract termination costs were charged to these accruals.

  . On June 28, 1996, the Corporation completed the sale of the baby and child wipes business previously conducted by Scott, consisting of three baby and child wipe brands - Baby Fresh, Wash a-Bye Baby and Kid Fresh - and Scott's Dover, Delaware, production facility, to The Procter & Gamble Company. Proceeds from the sale were in excess of $200 million. In addition, on July 31, 1996, the Corporation completed the sale of Scott's Fort Edward, New York mill and the Scotties facial tissue business to Irving Tissue, Inc., a privately held Canadian company. The Corporation is continuing its efforts to sell a second U.S. tissue mill.

  . In Europe, the Corporation has decided to divest the baby wipes converting plant in Neunkirchen, Germany, and to consolidate its feminine care production at its Forchheim mill in Germany, selling or closing its feminine care products mill in Veenendaal, Netherlands. In addition, the Corporation has restructured its tissue mill in Larkfield, England, and, over the next 18 months, it expects to downsize other facilities in Flensburg and Koblenz, Germany, and Gennep, Netherlands. Negotiations also are underway to sell the Prudhoe, England tissue mill and to license the Kleenex bathroom tissue and towel brands, along with the former Scott facial tissue brands in the U.K., as required by the European Commission.

 . The previously mentioned sale of the Corporation's remaining 20 percent interest in Midwest Express Holdings resulted in proceeds of approximately $43 million.

 . During the first six months of 1996, the Corporation purchased 3.1 million shares of its common stock for the treasury at a total cost of $220.4 million in connection with its 6.5 million share reacquisition program announced in April 1996 and the remaining authority of a 1994 program. An additional 4.7 million shares remain to be acquired under the program announced in 1996.

 . Total debt was reduced approximately $350 million during the first six months of 1996.

 . On April 18, 1996, the Corporation announced that it would sell its 50.1 percent interest in Scott Paper Limited, a publicly traded Canadian company (``SPL''). The Corporation acquired its interest in SPL when it merged with Scott. Discussions are continuing with SPL concerning the terms of sale of the Corporation's interest. The sale is expected to result in a gain which will be recorded when realized.

 . In the second quarter of 1996, the Corporation:

  . Increased its ownership of Kimberly-Clark Argentina S.A. to 100 percent from 51 percent;

  . Formed a joint venture company in Israel by purchasing 49.9 percent of Hogla Ltd., the country's leading consumer products company;

  . Purchased 51 percent of the tissue company Papelera Guaicaipuro, marking its first entry into the Venezuelan tissue market; and

 . In early July, the Corporation entered the Brazilian personal care market with the purchase of 51 percent of Kenko do Brasil.


ENVIRONMENTAL MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business or results of operations.


OUTLOOK

The Corporation believes that it has taken many positive steps during the second quarter to ensure the future growth of Kimberly-Clark, while managing its businesses in the short term to mitigate the adverse impact of lower selling prices for its U.S. consumer and international tissue products. The Corporation has launched new or improved products such as Kleenex Cottonelle bathroom tissue, Kleenex Cold Care facial tissue and Huggies Pull-Ups training pants in the U.S. and, more recently, announced product improvements for Huggies diapers in Europe and the U.S. It has recently made strategic acquisitions in the growth markets of Argentina, Brazil, Israel and Venezuela. In addition, the Corporation believes that it has continued to make excellent progress with the integration of the Kimberly-Clark and Scott operations and is well on its way to realizing savings of at least $250 million this year, increasing to $500 million in 1998.

In combination, these factors have resulted in stronger cash flow than earlier estimates. The Corporation is encouraged by the financial strength and flexibility this provides. It now expects to generate additional cash of $200-$300 million over the balance of the year which will be used to continue purchasing shares of its common stock on the open market and to reduce debt.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward-looking and is based on various assumptions. Such information includes, without limitation, discussions with respect to expected selling prices for tissue-based products; expected savings attributable to the Scott merger; expected cash flow and the estimated effective income tax rate in 1996; status of the restructuring and other unusual accruals at June 30, 1996; and expectations with respect to mills and facilities targeted for restructuring or disposal in 1996 and 1997. These forward-looking statements are made based on management's current expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected.


                     PART II - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

Litigation
- ----------

On June 18, 1996, the Corporation was served with an amended complaint in the action originally filed on September 20, 1994 by the Attorney General of the State of West Virginia in the Circuit Court of Kanawha County seeking to recover from certain tobacco companies and other defendants, including the Corporation, monies which West Virginia allegedly has spent and will spend on medical care for its citizens with alleged tobacco-related illnesses. Among other things, the amended complaint alleges that the Corporation aided, abetted and participated in the manufacture of cigarettes by supplying reconstituted tobacco sheets to the tobacco company defendants and advertising that the use of such sheets would allow the tobacco companies to manipulate the level of nicotine in their cigarettes. The Attorney General amended the original complaint to add Public Employees Insurance Agency as a plaintiff in an effort to reinstate eight common law counts which had been dismissed against the Corporation and the other defendants on June 6, 1995 on the basis that the Attorney General lacked the authority to bring the suit in his own name. The Corporation has filed a motion to dismiss the amended complaint on several grounds. The Corporation believes the Attorney General's claims are without merit.

Environmental Matters
- ---------------------

The Corporation has received a Notice of Violation from the Michigan Department of Environmental Quality alleging excess particulate emissions from the Munising mill's coal-fired power boiler. The Corporation has ordered and will install additional air pollution control equipment to improve the environmental performance of the power boiler. Settlement discussions with the State to fully resolve this matter are ongoing.



Item 6.  EXHIBITS AND REPORTS ON  FORM 8-K.

(a) Exhibits



 (3) Restated Certificate of Incorporation of Kimberly-Clark Corporation, December 12, 1995.

 (4) Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

 (10) Kimberly-Clark Corporation Outside Directors' Stock Compensation Plan, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of the Corporation filed with the Securities and Exchange Commission on April 18, 1996 (Registration No. 33-02607).

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

      Alternative computations of "primary" and "fully diluted" net income per share amounts for 1996 and 1995 assume the exercise of outstanding stock options using the "treasury stock method." There is no significant difference between net income per share presented in Item 1 and net income per share calculated on a "primary" and "fully diluted" basis for the second quarter and first six months of 1996 and 1995.


 (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:



                   KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          (DOLLAR AMOUNTS IN MILLIONS)




                                                       Six Months Ended June 30
                                                       ------------------------
                                                          1996        1995
- ------------------------------------------------------------------------------

Consolidated Companies

  Income before income taxes  ..................        $ 966.5      $736.7
  Interest expense .............................          102.1       125.8
  Interest factor in rent expense...............           13.6        17.8
  Amortization of capitalized interest..........            4.2         4.4

Equity Affiliates

  Share of 50%-owned:
    Income before income taxes .................           20.1        22.4
    Interest expense............................            4.7         4.0
    Interest factor in rent expense.............             .4          .3
    Amortization of capitalized interest........             .4          .3
  Distributed income of less than 50%-owned ....           12.2         6.8
                                                        --------     ------

Earnings .......................................       $1,124.2      $918.5
                                                       ========      ======


Consolidated Companies

  Interest expense .............................        $ 102.1      $125.8
  Capitalized interest .........................            8.0         6.6
  Interest factor in rent expense ..............           13.6        17.8

Equity Affiliates

  Share of 50%-owned:
    Interest expense and capitalized interest...            4.7         4.3
    Interest factor in rent expense ............             .4          .3
                                                        --------     ------


Fixed charges ..................................        $ 128.8      $154.8
                                                       ========      ======



      Ratio of earnings to fixed charges .......           8.73        5.93
                                                       ========      ======






 (27) The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.



 (b)  Reports on Form 8-K

None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                KIMBERLY-CLARK CORPORATION
                                               (Registrant)







                                      By:  /s/ John W. Donehower
                                           ----------------------------
                                           John W. Donehower
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)




                                      By:  /s/ Randy J. Vest
                                           -----------------------------
                                           Randy J. Vest
                                           Vice President and Controller
                                           (principal accounting officer)




August 9, 1996