Form 10-Q
period 1996-09-30
KIMBERLY CLARK CORP
filed 1996-11-07
CIK 55785

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

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

                          (972) 281-1200
       (Registrant's telephone number, including area code)

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

Yes    X  .  No       .


AS OF NOVEMBER 4, 1996, 282,522,647 SHARES OF THE CORPORATION'S COMMON STOCK WERE OUTSTANDING.

                    PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                             Three Months            Nine Months
(Millions of dollars except               Ended September 30     Ended September 30
 per share amounts)                       1996         1995        1996      1995
-----------------------------------------------------------------------------------
NET SALES .............................  $3,275.7    $3,509.5   $9,825.5   $10,075.1
   Cost of products sold ..............   2,019.7     2,279.6    6,147.1     6,620.3
                                         --------    --------   --------   ---------

GROSS PROFIT ..........................   1,256.0     1,229.9    3,678.4     3,454.8
   Advertising, promotion and selling
      expenses ........................     501.9       533.6    1,567.2     1,560.8
   Research expense ...................      50.0        49.8      147.0       149.3
   General expense ....................     158.3       150.2      436.9       443.8
                                         --------    --------   --------   ---------

OPERATING PROFIT ......................     545.8       496.3    1,527.3     1,300.9
   Interest income ....................       5.9         7.3       20.6        25.5
   Interest expense ...................     (43.0)      (61.0)    (145.1)     (186.8)
   Other income (expense), net ........      34.0        73.4      106.4       113.1
                                         --------    --------   --------   ---------


INCOME BEFORE INCOME TAXES ............     542.7       516.0    1,509.2     1,252.7
   Provision for income taxes .........     189.9       177.2      528.2       438.6
                                         --------    --------   --------   ---------

INCOME BEFORE EQUITY INTERESTS ........     352.8       338.8      981.0       814.1
   Share of net income of equity companies   38.0        37.2      110.8        88.1
   Minority owners' share of subsidiaries'
      net income ......................     (13.6)       (8.1)     (35.1)      (27.3)
                                         --------    --------   --------   ---------

NET INCOME ............................  $  377.2   $   367.9   $1,056.7    $  874.9
                                         ========    ========   ========   =========

Per Share Basis:
   NET INCOME .........................  $   1.34   $    1.32   $   3.75    $   3.13
                                         ========    ========   ========   =========


   CASH DIVIDENDS DECLARED ............  $    .46   $     .45   $   1.38    $   1.35
                                         ========    ========   ========   =========




Unaudited

See Notes to Financial Statements.



CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                               September 30,  December 31,
(Millions of dollars)                              1996          1995
---------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents  ................... $   85.1     $  221.6
  Accounts receivable  .........................  1,609.7      1,678.0
  Inventories  .................................  1,367.5      1,426.1
  Other current assets  ........................    413.7        488.1
                                                 --------     --------

     TOTAL CURRENT ASSETS ......................  3,476.0      3,813.8

PROPERTY ....................................... 11,422.8     10,919.9
  Less accumulated depreciation  ...............  4,860.6      4,866.6
                                                 --------     --------

     NET PROPERTY ..............................  6,562.2      6,053.3

INVESTMENTS IN EQUITY COMPANIES ................    544.3        413.4
GOODWILL, DEFERRED CHARGES AND OTHER ASSETS ....    780.4        828.5
ASSETS HELD FOR SALE ...........................       -         330.2
                                                 --------     --------

                                                $11,362.9    $11,439.2
                                                =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Debt payable within one year  ................ $  456.8     $  817.8
  Accounts payable  ............................    936.2      1,103.6
  Accrued expenses  ............................  1,521.4      1,555.3
  Other current liabilities  ...................    426.0        392.9
                                                 --------     --------

     TOTAL CURRENT LIABILITIES .................  3,340.4      3,869.6

LONG-TERM DEBT .................................  1,744.2      1,984.7

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS   907.5        974.9

DEFERRED INCOME TAXES ..........................    812.5        723.1

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES .....    245.7        236.5

STOCKHOLDERS' EQUITY ...........................  4,312.6      3,650.4
                                                 --------     --------

                                                $11,362.9    $11,439.2
                                                =========    =========

Unaudited

See Notes to Financial Statements.

CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                      Nine Months
                                                  Ended September 30
                                                 --------------------
(Millions of dollars)                               1996      1995
---------------------------------------------------------------------

OPERATIONS
  Net Income  .................................. $1,056.7    $874.9
  Depreciation  ................................    417.1     435.2
  Changes in operating working capital  ........   (217.1)   (574.3)
  Net gains on asset dispositions  .............    (80.8)   (126.4)
  Pension funding in excess of expense  ........    (36.7)    (99.1)
  Other ........................................     19.1      22.7
                                                 --------    ------

       CASH PROVIDED BY OPERATIONS  ............  1,158.3     533.0
                                                 --------    ------

INVESTING
  Capital spending  ............................   (557.3)   (570.1)
  Acquisition of businesses, net of cash acquired  (146.9)    (83.8)
  Disposals of property and businesses  ........    455.4     258.9
  Other  .......................................     30.7      (3.1)
                                                 --------    ------

       CASH USED FOR INVESTING  ................   (218.1)   (398.1)
                                                 --------    ------

FINANCING
  Cash dividends paid  .........................   (331.8)   (260.4)
  Changes in debt payable within one year  .....   (452.6)    (31.6)
  Increases in long-term debt  .................     33.8      69.0
  Decreases in long-term debt  .................   (277.4)   (738.8)
  Proceeds from exercise of stock options   ....    182.7      83.3
  Acquisitions of common stock for the treasury    (246.0)   (128.7)
  Other  .......................................     14.6     (37.9)
                                                 --------    ------

       CASH USED FOR FINANCING  ................ (1,076.7) (1,045.1)
                                                 --------   -------

DECREASE IN CASH AND CASH EQUIVALENTS ..........  $(136.5)  $(910.2)
                                                 ========   =======


Unaudited

See Notes to Financial Statements.


NOTES TO FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


1.   On December 12, 1995, Kimberly-Clark Corporation (the
     `Corporation'') merged with Scott Paper Company (``Scott'') in a transaction that was accounted for as a pooling of interests. As a result, prior period financial information has been restated to give effect to this merger. Certain promotional costs incurred by former Scott units in 1995 have been reclassified from advertising, promotion and selling expenses to a reduction in net sales to conform to the presentation of such data for the third quarter and the nine months ended September 30, 1996.

2. The unaudited consolidated financial statements of the Corporation have been prepared on the same basis as those in the 1995 Annual Report to Stockholders and include adjustments necessary to present fairly the condensed consolidated balance sheet and consolidated income and condensed cash flow statements for the periods indicated.

3. Other income (expense), net in the third quarter and nine months ended September 30 of both 1996 and 1995, consists primarily of gains on sales of assets. In the third quarter of 1996, to meet regulatory requirements for the merger, the Corporation sold certain U.K. tissue businesses and a tissue mill in Prudhoe, England, and agreed to sell its Lakeview tissue mill in Neenah, Wis. In the third quarter of 1995, the Corporation sold 80 percent of its interest in Midwest Express Airlines, Inc., as well as the former Scott headquarters in Philadelphia, Penn. These divestitures resulted in net gains for the quarter of $.10 per share in 1996 and $.18 per share in 1995.

     In addition, other income for the nine months ended September 30, 1996 includes gains related to the divestiture of the former baby wipes and U.S. facial tissue businesses of Scott, as required to meet regulatory requirements for the merger, and the sale of the company's remaining 20 percent interest in Midwest Express Airlines, Inc. For the nine months ended September 30, 1995, other income includes gains related to additional asset sales. These divestitures resulted in net gains for the nine months ended September 30 of $.26 per share in 1996 and $.26 per share in 1995.

4. Share of net income of equity companies and net income for the third quarter and nine months ended September 30, 1996 include a gain of $.7 million, with no per share impact, and a gain of $2.1 million, or $.01 per share, respectively, for the translation of U.S. dollar denominated liabilities into pesos resulting from the fluctuation in the value of the Mexican peso. During the third quarter and nine months ended September 30, 1995, the translation of the Mexican peso resulted in a loss of $2.0 million, or $.01 per share, and a loss of $20.4 million, or $.08 per share, respectively.

5. The average number of common shares outstanding used in the calculation of net income per share for the nine months ended September 30, 1996 and 1995, was 282.0 million and 279.4 million, respectively. There were 282.3 million shares outstanding at September 30, 1996.

6. The following schedule details inventories by major class as of September 30, 1996 and December 31, 1995:

                                         September 30,   December 31,
(Millions of dollars)                        1996           1995
---------------------------------------------------------------------

     At lower of cost on the First-In,
      First-Out (FIFO) method or market:
       Raw materials  ...................  $ 336.6        $ 373.7
       Work in process  .................    296.3          281.0
       Finished goods  ..................    759.3          785.2
       Supplies and other  ..............    200.7          251.1
                                           -------        -------
                                           1,592.9        1,691.0
     Excess of FIFO cost over Last-In,
      First-Out (LIFO) cost  ............   (225.4)        (264.9)
                                           -------        -------

       Total  ........................... $1,367.5       $1,426.1
                                          ========       ========

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

  . Personal Care Products includes infant, child, feminine and incontinence care products; wet wipes; health care products; and related products.

  . Tissue-Based Products includes tissue and wipers for household and away-from-home use; pulp; and related products.

  . Newsprint, Paper and Other includes newsprint, printing papers, premium business and correspondence papers, specialty papers, technical papers, and related products; and other products and services.

Business segment data for all periods presented have been restated to this revised presentation.

RESULTS OF OPERATIONS:
  THIRD QUARTER OF 1996 COMPARED WITH THIRD QUARTER OF 1995

By Business Segment
($ Millions)

                                           % Change      % of 1996
NET SALES                             1996   vs. 1995   Consolidated
---------------------------------------------------------------------

Personal Care Products...........  $1,260.9   + 9.1%       38.4%
Tissue-Based Products............   1,801.0   - 8.8        55.0
Newsprint, Paper and Other.......     237.7   -43.8         7.3

Adjustments......................     (23.9)                (.7)
                                   --------               -----

Consolidated.....................  $3,275.7   - 6.7%      100.0%
                                   ========               =====



                                            % Change    % of 1996   % Return on Sales
                                                                    -----------------
OPERATING PROFIT                      1996   vs. 1995  Consolidated    1996    1995
------------------------------------------------------------------------------------
Personal Care Products ..........  $ 213.9   + 42.9%      39.2%       17.0%   13.0%
Tissue-Based Products ...........    296.0   -  3.3       54.2        16.4    15.5
Newsprint, Paper and Other ......     53.0   - 28.7        9.7        22.3    17.6

Adjustments......................    (17.1)               (3.1)
                                   -------               -----

Consolidated.....................  $ 545.8   + 10.0%     100.0%       16.7%   14.1%
                                   =======               =====


Commentary:

  . Net sales declined 6.7 percent principally because of the loss of revenues from businesses that were divested in 1995 -- Schweitzer-Mauduit International, Inc. and Midwest Express Airlines, Inc. -- and businesses that were sold in 1996 to satisfy U.S. regulatory requirements associated with the Scott merger -- the former baby wipes and U.S. facial tissue businesses of Scott. Excluding the sales of these businesses, which totaled $241.3 million in the third quarter of 1995 and of which more than 75 percent were included in the Newsprint, Paper and Other business segment, consolidated net sales were flat, but sales volumes increased 5.0 percent.

  . On a worldwide basis, consolidated sales volumes of personal care products increased approximately 16 percent, excluding the effect of the divested businesses. Partially offsetting the sales volume improvement were lower selling prices for training and youth pants in the U.S. and diapers in Europe.

  . In North America, sales volumes increased for training and youth pants, disposable diapers, facial tissue, wet wipes, professional health care products, technical papers and feminine care products.

  . In view of the exceptionally strong third quarter 1995 sales levels and reductions in selling prices in response to competitors lowering prices earlier in 1996, sales volumes and selling prices for tissue products were lower in the U.S. and Europe compared to year-ago levels. Notwithstanding the year-to-year decline, sales volumes for the Corporation's key U.S. bathroom tissue and paper towel products have increased in each successive quarter of 1996.

  . Sales volumes for personal care products improved in the Asia/Pacific region, but declined for tissue-based products.

  . In Europe, sales volumes were higher for diapers and for new ventures in central and eastern Europe, but selling prices declined due to a competitor lowering its prices in response to the Corporation's expansion in European markets. Market shares for disposable diapers improved in the United Kingdom, France, Holland and Belgium.

  . Sales volumes for personal care products increased in Latin America, particularly in Argentina. In addition, sales increased as a result of the July acquisition of a 51 percent interest in a personal care products joint venture, Kenko do Brasil.

  . Changes in currency exchange rates are estimated to have reduced consolidated net sales by nearly 1 percent in the third quarter of 1996.

Despite the lower selling prices and the loss of earnings of the divested businesses, gross profit improved 2.1 percent in absolute terms and as a percentage of sales, to 38.3 percent from 35.0 percent, primarily due to the higher sales volumes, manufacturing efficiencies for personal care products and lower pulp costs worldwide.

  . Cost reductions and manufacturing efficiencies were achieved in North America, primarily in the disposable diaper, training and youth pants, away-from-home products and newsprint businesses. Cost reductions and manufacturing efficiencies also were achieved in other areas, including Argentina, Korea and Taiwan.

Operating profit improved 10.0 percent in absolute terms and as a percentage of sales, to 16.7 percent from 14.1 percent, primarily as a result of the higher gross profit and merger-related cost savings.

  . Excluding the divested businesses, the increase in 1996 operating profit was approximately 18 percent.

  . Marketing costs, which declined 5.9 percent, benefited from the merger-related integration of the sales and marketing teams in the U.S. and Europe.

  . Operating results improved in all North American businesses, except for the newsprint manufacturing business where operating results were lower due to depressed selling prices, partially offset by lower manufacturing costs.

  . Changes in currency exchange rates had no significant effect on consolidated operating profit in the third quarter of 1996.

By Geography
($ Millions)

                                             % Change     % of 1996
NET SALES                             1996   vs. 1995   Consolidated
--------------------------------------------------------------------

North America....................  $2,285.1    -6.7%       69.8%
Outside North America............   1,084.3    -4.9        33.1

Adjustments......................     (93.7)               (2.9)
                                   --------               -----

Consolidated.....................  $3,275.7    -6.7%      100.0%
                                   ========               =====


                                            % Change    % of 1996      % Return on Sales
                                                                      ------------------
OPERATING PROFIT                      1996   vs. 1995  Consolidated    1996         1995
-----------------------------------------------------------------------------------------
North America....................  $  449.7    +10.1%      82.4%        19.7%      16.7%
Outside North America............     113.2     -7.0       20.7         10.4       10.7

Adjustments......................     (17.1)               (3.1)
                                   --------               -----

Consolidated ....................  $  545.8    +10.0%     100.0%        16.7%      14.1%
                                   ========               =====



  . Excluding the North American divested businesses, sales were flat in North America and operating profit improved 16.1 percent.

  . Excluding the European divested businesses, sales and operating profit outside North America improved 1.3 percent and 4.6 percent, respectively.

  . Operating profit for personal care and tissue-based products in Europe increased more than 50 percent due to the higher sales volumes and lower fiber costs.


Additional Income Statement Commentary:

  . The decline in interest expense was primarily the result of lower average debt levels.

  . Pursuant to the requirements of the U.S. Department of Justice and the European Commission, the Corporation sold its tissue mill in Prudhoe, England and certain consumer tissue businesses in the United Kingdom and Ireland to Svenska Cellulosa Aktiebolaget (SCA) of Sweden and reached agreement to sell its Lakeview tissue mill in Neenah, Wisconsin to American Tissue Mills of Neenah LLC. Upon consummation of the Lakeview transaction, these dispositions would complete the U.S. and European regulatory disposals required in connection with the Scott merger. These dispositions resulted in a net gain of $.10 per share during the third quarter of 1996.

  . The third quarter of 1995 included a gain of $.14 per share on the sale of 80 percent of the Corporation's interest in Midwest Express Airlines, Inc. In addition, other asset sales resulted in gains of $.04 per share. Finally, the translation of U.S. dollar-denominated liabilities into pesos at the Corporation's Mexican affiliate, Kimberly-Clark de Mexico, S.A. de C.V., resulted in a charge of $.01 per share. These unusual items resulted in a net gain of $.17 per share in the third quarter of 1995.

  . Excluding the previously discussed 1996 effect of asset sales and the 1995 effects of the peso valuation and asset sales, net income per share for the third quarter of 1996 increased 7.8 percent to $1.24 from $1.15 in the third quarter of 1995.

  . The effective tax rate was 35.0 percent in 1996 compared with 34.3 percent in 1995. The increase in the effective rate was primarily the result of a higher utilization of tax loss carryforwards in Spain in 1995. The rate is expected to remain at 35.0 percent for the balance of 1996.

  . Excluding the effects of translating U.S. dollar-denominated liabilities into Mexican pesos, the Corporation's share of equity company net income was $37.3 million in 1996 and $39.2 million in 1995. The decrease of 4.8 percent was due primarily to lower earnings of the Corporation's Mexican affiliate, for which sales and operating profit were adversely affected by depressed economic conditions.



RESULTS OF OPERATIONS:
  FIRST NINE MONTHS OF 1996 COMPARED WITH FIRST NINE MONTHS OF 1995

By Business Segment
($ Millions)

                                            % Change     % of 1996
NET SALES                           1996    vs. 1995    Consolidated
---------------------------------------------------------------------
Personal Care Products...........  $3,601.9   + 8.9%      36.6%
Tissue-Based Products............   5,540.7   - 1.5       56.4
Newsprint, Paper and Other.......     742.9   -40.1        7.6

Adjustments......................     (60.0)               (.6)
                                   --------              -----

Consolidated.....................  $9,825.5   - 2.5%     100.0%
                                   ========              =====



                                           % Change     % of 1996  % Return on Sales
                                                                   -----------------
OPERATING PROFIT                     1996    vs. 1995  Consolidated   1996    1995
------------------------------------------------------------------------------------
Personal Care Products ..........  $  578.5   +37.0%      37.8%       16.1%   12.8%
Tissue-Based Products ...........     818.6   + 8.0       53.6        14.8    13.5
Newsprint, Paper and Other ......     170.5   -15.4       11.2        23.0    16.2

Adjustments......................     (40.3)              (2.6)
                                   --------              -----

Consolidated.....................  $1,527.3   +17.4%     100.0%       15.5%   12.9%
                                   ========              =====


Commentary:

Net sales declined 2.5 percent principally because of the loss of revenues from businesses that were divested in 1995 and the businesses that were sold in 1996 to satisfy U.S. regulatory requirements associated with the Scott merger. Excluding the sales of these businesses, which totaled $729.4 million in the first nine months of 1995 and of which more than 75 percent were included in the Newsprint, Paper and Other business segment, consolidated net sales increased 4.1 percent and sales volumes increased approximately 3.5 percent.

  . On a worldwide basis, consolidated sales volumes of personal care products increased approximately 13 percent, excluding the effect of the divested businesses. Partially offsetting the sales volumes improvement were lower selling prices for training and youth pants in the U.S. and diapers in Europe.

  . In North America, sales volumes increased for disposable diapers, training and youth pants, professional health care products, wet wipes, and technical papers.

  . In Europe, sales volumes were higher for disposable diapers and household tissue products.

  . Although sales volumes for consumer tissue products in North America declined approximately 6.5 percent for the first nine months of 1996, the sales volume trend has continued to improve during each successive quarter of 1996. For the first quarter and the first six months of 1996, sales volumes were down approximately 15 percent and 11 percent, respectively.

  . Sales volumes for personal care and tissue-based products improved in the Asia/Pacific region.

  . Sales volumes for personal care products improved in Latin America, particularly in Argentina. In addition, sales increased as a result of the previously mentioned acquisition of Kenko do Brasil.

  . Selling prices of U.S. and international tissue declined during the second quarter of 1996, but, on average, selling prices for these products were higher in the first nine months of 1996 than 1995.

  . Selling prices were higher in the North American disposable diaper and newsprint businesses.

  . Selling prices were lower for disposable diapers in Europe reflecting the previously discussed price reduction by a competitor.

  . Changes in currency exchange rates had no significant effect on consolidated net sales in the first nine months of 1996.

Despite the loss of earnings of the divested businesses, gross profit increased 6.5 percent in absolute terms and as a percentage of sales, to
37.4 percent from 34.3 percent, due primarily to the higher sales volumes for personal care products and the higher selling prices.

  . Manufacturing efficiencies and lower start-up costs were achieved in the North American personal care products business.

Operating profit improved 17.4 percent primarily as a result of the higher gross profit and merger-related cost savings.

  . Excluding the divested businesses, 1996 operating profit increased approximately 26 percent.

  . The key contributors to the operating profit improvement were the personal care business in North America and the tissue business in Europe.

  . Although marketing costs benefited from the merger-related integration of the sales and marketing teams, product introduction costs and promotional expenses were higher, particularly in the North American consumer tissue business as a result of competition and in Europe to support the expansion of diapers and to respond to competitive activity.

  . Changes in currency exchange rates had no significant effect on consolidated operating profit in the first nine months of 1996.


By Geography
($ Millions)

                                             % Change   % of 1996
NET SALES                            1996    vs. 1995  Consolidated
-----------------------------------------------------------------
North America....................  $6,737.2   - 5.2%      68.6%
Outside North America............   3,343.2   + 5.1       34.0

Adjustments......................    (254.9)              (2.6)
                                   --------              -----

Consolidated.....................  $9,825.5   - 2.5%     100.0%
                                   ========              =====



                                           % Change    % of 1996   % Return on Sales
                                                                   ------------------
OPERATING PROFIT                    1996    vs. 1995  Consolidated    1996     1995
---------------------------------------------------------------------------------------
North America....................  $1,275.8   +15.6%      83.5%       18.9%   15.5%
Outside North America............     291.8   + 4.9       19.1         8.7     8.7

Adjustments......................     (40.3)              (2.6)
                                   --------              -----

Consolidated.....................  $1,527.3   +17.4%     100.0%       15.5%   12.9%
                                   ========              =====



      Commentary:

        . Excluding the North American divested businesses, sales and operating profit in North America improved 1.2 percent and 22.6 percent, respectively.

        . Excluding the European divested businesses, sales and operating profit outside North America improved 11.6 percent and 10.3 percent, respectively.

        . Despite benefiting from the higher sales volumes, operating results for the disposable diaper business in Europe declined due to higher costs to introduce an improved diaper and lower selling prices in France and the United Kingdom.

        Additional Income Statement Commentary:

        . The decline in interest expense was primarily the result of lower average debt levels.

        . During the first nine months of 1996, U.S. and European regulatory divestitures and the sale of the Corporation's remaining 20 percent interest in Midwest Express Airlines, Inc. resulted in a net gain of $.26 per share.

        . During the first nine months of 1995, the sale of 80 percent of the Corporation's interest in Midwest Express Airlines, Inc. and other asset sales resulted in a net gain of $.26 per share.

        . Results for the first nine months were affected by a change in the value of the Mexican peso. During the first nine months of 1996, the peso gained about 2.3 percent of its value versus the U.S. dollar, whereas the peso lost about 20.2 percent of its value in the first nine months of 1995. As previously mentioned, Kimberly-Clark's Mexican affiliate has financed part of its operations with U.S. dollar denominated liabilities, and the remeasurement of these liabilities by the affiliate resulted in a gain of $.01 per share in 1996 and a loss of $.08 per share in 1995.

        . Excluding the effects of the peso valuation and asset sales, net income per share for the first nine months of 1996 increased 18.0 percent to $3.48 from $2.95 in the first nine months of 1995.

        . Excluding the effects of translating U.S. dollar-denominated liabilities into Mexican pesos, the Corporation's share of equity company net income remained essentially flat at $108.7 million in 1996 compared to $108.5 million a year ago.

      LIQUIDITY AND CAPITAL RESOURCES

      . Cash provided from operations increased $625.3 million in the first nine months of 1996 compared to 1995. The cash flow improvement resulted, in large part, from the increase in net income, the timing of income tax payments, and lower investments in accounts receivable and inventories. The decline in investment in accounts receivable is consistent with the lower sales for the period, and the reduction in inventories is attributable, in part, to increased emphasis on minimizing inventory levels. Partially offsetting these sources of cash from operations were a decline in dividends received from equity companies, lower accounts payable and a decrease in accrued liabilities, attributable, in part, to the 1995 restructuring and other unusual accruals as explained more fully below.

        . In the fourth quarter of 1995, the Corporation recorded a one-time pretax charge of $1,440.0 million for the estimated costs of the merger with Scott, for restructuring the combined operations, and for other unusual charges ( the ``1995 one-time charge''). The 1995 one-time charge included:

           . The write-down of certain mills and facilities in the U.S.
             and Europe that were to be disposed of to eliminate excess capacity, to improve manufacturing efficiencies in the combined company and to comply with consent decrees of the U.S. Department of Justice and the European Commission.

           . Employee severance and other employee-related costs.

           . The costs of terminating leases, contracts and other long-term agreements.

           . Impaired asset charges for certain mills or operations whose future cash flows are estimated to be insufficient to recover their carrying amounts.

           . Fees for investment bankers, outside legal counsel and independent auditors and other costs of the merger.

           . Other asset write-downs.

        . During the first nine months of 1996, more than $275 million of employee severance and other employee-related costs; fees for investment bankers, lawyers and accountants; and lease and contract termination costs were charged to these accruals.

        . On June 28, 1996, the Corporation completed the sale of the baby and child wipe businesses previously conducted by Scott, consisting of three baby and child wipe brands -- Baby Fresh, Wash a-Bye Baby and Kid Fresh -- and Scott's Dover, Delaware, production facility to The Procter & Gamble Company. In addition, on July 31, 1996, the Corporation completed the sale of Scott's Fort Edward, New York mill and the Scotties facial tissue business to Irving Tissue, Inc., a privately held company.

        . As previously mentioned, during the third quarter of 1996, the Corporation sold its tissue mill in Prudhoe, England and certain consumer tissue businesses in the United Kingdom and Ireland and reached agreement to sell its Lakeview tissue mill in Neenah, Wisconsin. Upon consummation of the Lakeview transaction, these dispositions would complete the U.S. and European regulatory disposals required in connection with the Scott merger.

        . Cash proceeds of $455.4 million were received in the first nine months of 1996 in connection with the regulatory disposals, the sale of the Corporation's remaining 20 percent interest in Midwest Express Airlines, Inc. and other asset sales.

      . During the first nine months of 1996, the Corporation purchased
        3.1 million shares of its common stock for the treasury at a total cost of $220.4 million in connection with its 6.5 million share repurchase program announced in April 1996 and the remaining authority of a 1994 program. In the next six to twelve months, an additional 4.7 million shares are expected to be acquired under the 1996 authority.

      . Total debt was reduced approximately $600 million during the first nine months of 1996.

      . In the third quarter of 1996, the Corporation:

        . Entered the Brazilian personal care market with the purchase of 51 percent of Kenko do Brasil.

        . Acquired an additional 49 percent interest in Kimberly-Clark Malaysia, bringing the Corporation's ownership to 100 percent.

        Cash used for these acquisitions, together with those in the first six months of 1996, totaled $146.9 million.

      ENVIRONMENTAL MATTERS

      The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business or results of operations.

      INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

      Certain information contained in this report is forward-looking and is based on various assumptions. Such information includes, without limitation, the estimated effective income tax rate in 1996, the status of the restructuring and other unusual accruals at September 30, 1996, and the expected repurchase of common stock for the treasury. These forward-looking statements are made based on management's current expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected.





                         PART II - OTHER INFORMATION



 ITEM 1.  LEGAL PROCEEDINGS


 Environmental Matters


      As previously disclosed in Part II, Item 1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, the Corporation received a Notice of Violation from the Michigan Department of Environmental Quality ("MDEQ") alleging excess particulate emissions from the Munising mill's coal-fire power boiler. The Corporation is installing additional air pollution control equipment to improve the environmental performance of the power boiler. Without a finding of violation by MDEQ or any admission of liability by the Corporation, a consent order with MDEQ has fully resolved this matter.



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

          Alternative computations of "primary" and "fully diluted" net income per share amounts for 1996 and 1995 assume the exercise of outstanding stock options using the "treasury stock method." There is no significant difference between net income per share presented in Item 1 and net income per share calculated on a "primary" and "fully diluted" basis for the third quarter and first nine months of 1996 and 1995.

     (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:




                  KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                  ($ MILLIONS)




                                                          Nine Months Ended
                                                             September 30
                                                       ----------------------
                                                          1996        1995
-----------------------------------------------------------------------------
Consolidated Companies

  Income before income taxes  .....................     $1,509.2     $1,252.7
  Interest expense ................................        145.1        186.8
  Interest factor in rent expense..................         23.9         24.9
  Amortization of capitalized interest.............          6.6          6.7

Equity Affiliates

  Share of 50%-owned:
    Income before income taxes ....................         33.8         33.1
    Interest expense...............................          7.1          6.0
    Interest factor in rent expense................          0.6          0.4
    Amortization of capitalized interest...........          0.5          0.5
  Distributed income of less than 50%-owned .......         31.4         13.6
                                                        --------     --------

Earnings ..........................................     $1,758.2     $1,524.7
                                                        ========     ========


Consolidated Companies

  Interest expense ................................     $  145.1     $  186.8
  Capitalized interest ............................         10.5          7.5
  Interest factor in rent expense .................         23.9         24.9

Equity Affiliates

  Share of 50%-owned:
    Interest expense and capitalized interest......          7.1          6.4
    Interest factor in rent expense ...............          0.6          0.4
                                                        --------     --------

Fixed charges .....................................     $  187.2     $  226.0
                                                        ========     ========


      Ratio of earnings to fixed charges ..........         9.39         6.75
                                                        ========     ========



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




                                      By:  /s/ Randy J.Vest
                                      ------------------------------------
                                           Randy J. Vest
                                           Vice President and Controller
                                           (principal accounting officer)





 November 7, 1996