Form 10-K
period 1996-12-31
KIMBERLY CLARK CORP
filed 1997-03-21
CIK 55785

FORM 10-K

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR

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

     Registrant's telephone number, including area code: (972) 281-1200

        Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
       Title of each class                         on which registered
----------------------------------------------  ------------------------

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 1997, 279,744,614 shares of common stock were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates on such date (based on the closing stock price on the New York Stock Exchange) was approximately $ 29.5 billion.


FACING SHEET



DOCUMENTS INCORPORATED BY REFERENCE

Kimberly-Clark Corporation's 1996 Annual Report to Stockholders and 1997 Proxy Statement contain much of the information required in this Form 10-K, and portions of those documents are incorporated by reference herein from the applicable sections thereof. The following table identifies the sections of this Form 10-K which incorporate by reference portions of the Corporation's 1996 Annual Report to Stockholders and 1997 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such documents are incorporated by reference. The portions of such documents that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.


   DOCUMENT OF WHICH PORTIONS            ITEMS OF THIS FORM 10-K
  ARE INCORPORATED BY REFERENCE               IN WHICH INCORPORATED


1996 Annual Report to Stockholders    PART I
  (Year ended December 31, 1996)        ITEM 1.  Business

                                        ITEM 3.  Legal Proceedings

                                      PART II
                                        ITEM 5.  Market for the Registrant's
                                          Common Stock and Related Stockholder
                                          Matters

                                        ITEM 7.  Management's Discussion and
                                          Analysis of Financial Condition and
                                          Results of Operations

                                        ITEM 8.  Financial Statements and
                                          Supplementary Data

                                      PART IV
                                        ITEM 14.  Exhibits, Financial Statement
                                          Schedules, and Reports on Form 8-K


1997 Proxy Statement                  PART III
                                        ITEM 10.  Directors and Executive
                                          Officers of the Registrant

                                        ITEM 11.  Executive Compensation

                                        ITEM 12.  Security Ownership of
                                          Certain Beneficial Owners and
                                          Management

                                        ITEM 13.  Certain Relationships and
                                          Related Transactions
PART I



ITEM 1. BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. As used in Items 1, 2 and 7 of this Form 10-K, the term "Corporation" refers to Kimberly-Clark Corporation and its consolidated subsidiaries. In the remainder of this Form 10-K, the terms "Kimberly-Clark" or "Corporation" refer only to Kimberly-Clark Corporation. Financial information by business segment and geographic area, and information about principal products and markets of the Corporation, contained under the caption "Management's Discussion and Analysis" and in Note 16 to the Financial Statements contained in the 1996 Annual Report to Stockholders, are incorporated in this Item 1 by reference.

RECENT DEVELOPMENTS. Prior to 1992, the Corporation was a widely diversified enterprise engaged in the manufacture and sale of consumer products, paper and forest products, airline services and various other businesses. In recent years, the Corporation has been undergoing a transition to a global consumer products company based on the strategy of building on its core technologies, well-known trademarks and consumer product franchises. Those businesses that did not, or could not, build on these strengths were candidates for divestiture. Those businesses that fit into the Corporation's strategy were candidates for further investment and support. Outside businesses that were perceived as opportunities consistent with the strategy were candidates for acquisition. As a result, the Corporation has completed a number of recent transactions.

On September 27, 1995, the Corporation sold 80 percent of the outstanding shares of Midwest Express Holdings, Inc. (`MEH''), the parent company of Midwest Express Airlines Inc. and Astral Aviation, Inc., in an initial public offering. The Corporation's remaining 20 percent interest in MEH was sold on May 30, 1996.

On November 30, 1995, Kimberly-Clark distributed to its stockholders all of the outstanding shares of common stock of Schweitzer-Mauduit International, Inc. (`SMI''). SMI was formed in 1995 to facilitate the spin-off of Kimberly-Clark's tobacco related paper and other specialty paper products businesses conducted in the United States, France and Canada.

On December 12, 1995, Scott Paper Company (`Scott'') became a wholly-owned subsidiary of Kimberly-Clark upon consummation of a merger transaction in which each Scott common share outstanding immediately prior to the effective time of the merger (other than shares owned by Kimberly-Clark or Scott, which shares were canceled) was converted into
 .78 of a share of common stock of Kimberly-Clark. On February 14, 1996, Scott changed its name to Kimberly-Clark Tissue Company.

On June 28, 1996, the Corporation sold the baby and child wipe businesses previously conducted by Scott, consisting of the Baby Fresh, Wash a-Bye Baby and Kid Fresh brands and the Dover, Delaware production facility, to The Procter & Gamble Company. This divestiture was required by the U.S. Justice Department as part of the Scott merger.

On July 31, 1996, the Corporation sold Scott's Fort Edward, New York tissue mill and licensed the Scotties facial tissue brand name to Irving Tissue, Inc., a privately-held Canadian company. This divestiture was required by the U.S. Justice Department as part of the Scott merger.

On September 16, 1996, the Corporation sold its tissue mill in Prudhoe, England and certain consumer tissue businesses in the United Kingdom and Ireland to Svenska Cellulosa Aktiebolaget (SCA) of Sweden. This divestiture was required by the European Commission as part of the Scott merger.

On November 22, 1996, the Corporation sold its Lakeview tissue mill in Neenah, Wisconsin to American Tissue Mills of Neenah, LLC. This divestiture was required by the U.S. Justice Department as part of the Scott merger.

On February 14, 1997, the Corporation signed an agreement with Alliance Forest Products Inc., a publicly held Canadian corporation (`Alliance''), pursuant to which the Corporation agreed to sell its Coosa Pines, Alabama pulp and newsprint operations, and related woodlands, to Alliance for approximately $600 million in cash. The transaction, which is subject to the completion of financing by Alliance, and other customary conditions, is expected to close on March 27, 1997.

On February 25, 1997, the Corporation announced its intention to sell its pulp operations and related woodlands at Terrace Bay, Ontario; New Glasgow, Nova Scotia; and Miranda, Spain by mid-1998 as part of its plan to reduce its exposure to the cyclical, capital-intensive pulp business.
 Notwithstanding the planned divestitures, the Corporation intends to retain sufficient pulp and recycled fiber capacity in North America to support its away-from-home products and its consumer tissue products in the value category, all of which compete with products from fiber-integrated manufacturers. See `Raw Materials'' and ``Factors That May Affect Future Results - Raw Materials.'

On March 4, 1997, the Corporation announced its intention to sell its
50.1 percent interest in Scott Paper Limited, a publicly-traded Canadian company (`SPL''), to Kruger, Inc. (``Kruger'') as part of a transaction in which Kruger would acquire all of SPL's outstanding common shares. The transaction is subject to approval by holders of 75 percent of the common shares represented at a special meeting of SPL shareholders to be held prior to May 31, 1997, as well as certain regulatory and other approvals.

DESCRIPTION OF THE CORPORATION. The Corporation is principally engaged in the manufacturing and marketing throughout the world of a wide range of products for personal, business and industrial uses. Most of these products are made from natural and synthetic fibers using advanced technologies in absorbency, fibers and nonwovens.

For financial reporting purposes, the Corporation's businesses are separated into three segments: Personal Care Products; Tissue-Based Products; and Newsprint, Paper and Other.

Personal Care Products includes disposable diapers, training and youth pants; feminine care and adult incontinence care products; wet wipes; health care products; and related products. Products in this business segment are for household use and are sold under a variety of well-known brand names, including Huggies, Pull-Ups, GoodNites, Kotex, New Freedom, Lightdays, Depend and Poise.

Tissue-Based Products includes facial and bathroom tissue, paper towels, paper napkins and wipers for household and away-from-home use; pulp; and related products. Products in this business segment are sold under the Kleenex, Scott, Kleenex Cottonelle, Kleenex Viva, Kimwipes, Wypall and other brand names.

Products for household use are sold directly and through wholesalers to supermarkets, mass merchandisers, drugstores, warehouse clubs, home health care, variety and department stores and other retail outlets. Health care products are sold to distributors, converters and end-users.
 Products for away-from-home use are sold through distributors and directly to manufacturing, lodging, office building, food service and health care establishments and other high volume public facilities.

Newsprint, Paper and Other includes newsprint, printing papers, premium business and correspondence papers, specialty papers, technical papers,
and related products; and other products and services.   Newsprint and
groundwood printing papers are sold directly to newspaper publishers and commercial printers. Other papers and specialty products in this business segment are sold directly to users, converters, manufacturers, publishers and printers, and through paper merchants, brokers, sales agents and other resale agencies.

PATENTS AND TRADEMARKS. The Corporation owns various patents and trademarks registered domestically and in certain foreign countries. The Corporation considers the patents and trademarks which it owns and the trademarks under which it sells certain of its products, in each instance and in the aggregate, to be material to its business. Consequently, the Corporation seeks patent and trademark protection by all available means, including registration. A partial list of the Corporation's trademarks is included under the caption "Trademarks" contained in the 1996 Annual Report to Stockholders and is incorporated herein by reference.

RAW MATERIALS. Cellulose fibers in the form of wood pulp are the primary raw materials for the Corporation's paper and tissue products and are important components in disposable diapers, training pants, feminine pads and incontinence care products. Large amounts of secondary and recycled fibers are also consumed, primarily in tissue products. Superabsorbent materials are important components in disposable diapers, training pants and incontinence care products. Polypropylene and other synthetics and chemicals are primary raw materials for manufacturing nonwoven fabrics which are used in disposable diapers, training pants, feminine pads, incontinence and health care products and away-from-home wipers. Most secondary fibers and all synthetics are purchased. Wood pulp and nonwood cellulose fibers are produced by the Corporation and purchased from others. The Corporation considers the supply of such raw materials to be adequate to meet the needs of its businesses.

Production at the Corporation's pulp mills at Coosa Pines and Mobile, Alabama; Everett, Washington; Terrace Bay, Ontario; New Glasgow, Nova Scotia; and Miranda, Spain supplied approximately 80 percent of the Corporation's 1996 virgin fiber requirements for products other than newsprint. The Corporation's newsprint mill at Coosa Pines produces all of its own fiber requirements, of which virgin fiber represented approximately 70 percent in 1996,

The Corporation owns or controls 6.8 million acres of forestland in North America, principally as a fiber source for pulp production which is consumed internally within the tissue and personal care businesses. In the United States, approximately .9 million acres are owned in Alabama and Mississippi. In Canada, 1.0 million acres in the province of Nova Scotia are owned by the Corporation, and 4.9 million acres, principally in the province of Ontario, are held under long-term Crown rights or leases.

For recent developments related to the Corporation's fiber strategy, including the pending sale of the Coosa Pines, Alabama pulp and newsprint operations and related woodlands, and the Corporation's intention to sell its pulp operations and related woodlands at Terrace Bay, Ontario; New Glasgow, Nova Scotia; and Miranda, Spain, see `Recent Developments'' and `Factors That May Affect Future Results - Raw Materials.''

COMPETITION. For a discussion of the competitive environment in which the Corporation conducts its business, see `Factors That May Affect Future Results - Competitive Environment.'

RESEARCH AND DEVELOPMENT. A major portion of total research and development expenditures is directed toward new or improved personal care, health care and household products, and nonwoven materials.
Consolidated research and development expenditures were $207.9 million in 1996, $207.2 million in 1995 and $208.8 million in 1994.

ENVIRONMENTAL MATTERS. Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Corporation's facilities in the United States, excluding those related to the proposed Cluster Rules described in the following paragraph, are estimated to be $83.0 million in 1997 and $122.0 million in 1998. Approximately $8 million and $23 million of such estimated expenditures in 1997 and 1998, respectively, relate to the Coosa Pines, Alabama pulp and newsprint operations which are the subject of a pending sale transaction. See `Recent Developments.'' Such expenditures are not expected to have a material effect on the Corporation's total capital expenditures, consolidated earnings or competitive position; however, these estimates could be modified as a result of changes in the Corporation's plans, changes in legal requirements or other factors.

Capital expenditures at the Corporation's U.S. facilities for 1998 through 2001 are expected to be affected by finalization of the U.S. Environmental Protection Agency's (`EPA'') proposed Cluster Rules. If finalized as proposed, these rules would require significant additional expenditures for environmental controls at the Corporation's Coosa Pines and Mobile, Alabama and Everett, Washington pulp mills and at various other tissue and paper production facilities in the United States.
Based on currently available information, total capital expenditures required to meet the Cluster Rule requirements over the three-year period following their planned finalization in 1997-1998 are estimated at between $370 million and $400 million. Included in this range is $65 million of estimated expenditures for the Coosa Pines, Alabama pulp and newsprint operations which are the subject of a pending sale transaction. See `Recent Developments.' If the sale occurs, the Corporation's estimated total capital expenditures required to meet the Cluster Rules will be reduced to between $305 million and $335 million. However, the nature, amount and timing of these expenditures could change significantly based on the provisions of the EPA's final rules. Neither the Cluster Rule expenditures nor other anticipated environmental capital spending at the Corporation's U.S. facilities during this time period are expected to have a material adverse effect on the Corporation's business or results of operations.

EMPLOYEES. In its worldwide consolidated operations, the Corporation had 54,800 employees as of December 31, 1996.

INSURANCE. The Corporation maintains coverage consistent with industry practice for most risks that are incident to its operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain matters discussed in this Form 10-K, or documents a portion of which are incorporated herein by reference, concerning the business outlook, anticipated financial results, contingencies, contemplated transactions of the Corporation, and the adequacy of the 1995 charge for estimated costs of the merger with Scott Paper Company, for restructuring the combined operations and for other unusual charges, constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation's results will be as estimated.

The following factors, as well as factors described elsewhere in this Form 10-K, or in other Securities and Exchange Commission filings, among others, could cause the Corporation's future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Corporation.

Such factors are described in accordance with the provisions of the Private Securities Litigation Reform Act of 1995, which encourages companies to disclose such factors.

COMPETITIVE ENVIRONMENT. The Corporation experiences intense competition for sales of its principal products in its major markets, both domestically and internationally. The Corporation's products compete with both widely advertised, well-known, branded products and private label products which are typically sold at lower prices. The Corporation has several major competitors in most of its markets, some of which are larger and more diversified than the Corporation. The principal methods and elements of competition include brand recognition and loyalty, product quality and performance, price, marketing and distribution capabilities. Inherent risks in the Corporation's competitive strategy include uncertainties concerning trade and consumer acceptance and competitive reaction. Aggressive competitive reaction may lead to increased advertising and promotional spending by the Corporation in order to maintain market share. Increased competition with respect to pricing would reduce revenue and could have an adverse impact on the Corporation's financial results. In addition, the Corporation relies on the development and introduction of new products and line extensions as a means of achieving and/or maintaining category leadership. In order to maintain its competitive position, the Corporation must develop technological innovation with respect to its products.

COST SAVING STRATEGY. A significant portion of the Corporation's anticipated cost savings are expected to result from operating efficiencies and other synergies realized from the Scott merger. However, such savings will require the continued consolidation and integration of facilities, functions, systems and procedures, all of which present significant management challenges. There can be no assurance that such actions will be successfully accomplished as rapidly as expected or of the extent to which such cost savings and efficiencies will be achieved.

RAW MATERIALS. The Corporation uses a variety of raw materials in its manufacturing processes, including wood pulp, secondary and recycled fibers, polypropylene and other synthetics and chemicals. Wood based raw materials are subject to significant price variations due to the cyclical nature of the market. On a worldwide basis, the Corporation currently supplies approximately 80 percent of its virgin fiber needs internally, but has recently announced its intention to sell all of its non-integrated pulp operations. Such divestitures, if consummated, will result in the Corporation's worldwide pulp integration level being reduced to below 30 percent. This could help insulate the Corporation from the dramatic price and profit fluctuations inherent in the pulp market, or it could have no impact at all. However, following the consummation of such strategy, increases in pulp prices could adversely affect the Corporation's earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. If the Corporation is not successful in consummating such divestitures, the Corporation's level of pulp integration will remain relatively high and, accordingly, its financial results could be subject to fluctuations in the market price of pulp.

ACQUISITION AND DIVESTITURE STRATEGY. The Corporation's anticipated financial results and business outlook are dependent in part upon the consummation of projected divestitures on terms advantageous to the Corporation and the availability of suitable acquisition candidates. Because the Corporation has only recently announced plans for certain future divestitures of pulp assets, and negotiations with potential purchasers have not yet commenced, there can be no assurance that such divestitures will be consummated, or, if consummated, that the terms of such divestitures will be as advantageous to the Corporation as expected.
 In addition, the Corporation could encounter significant challenges in locating suitable acquisition candidates that are consistent with its strategic objectives and will contribute to its long-term success. Therefore, there can be no assurance that such acquisitions will be consummated, or, if consummated, that the acquired businesses will be successfully integrated with the Corporation in order to provide anticipated earnings growth.

VOLUME FORECASTING. The Corporation's anticipated financial results reflect forecasts of future volume increases in the sales of its products. Challenges in such forecasting include anticipating consumer preferences, estimating sales of new products, estimating changes in population characteristics (such as birth rates and changes in per capita income) and estimating the acceptance of the Corporation's products in new markets. As a result, there can be no assurance that the Corporation's volume increases will be as estimated.

FOREIGN MARKET RISKS. Because the Corporation and its equity companies have manufacturing facilities in 35 countries and its products are sold in approximately 150 countries, the Corporation's results may be substantially affected by foreign market risks. The Corporation is subject to the impact of economic and political instability in developing countries. Economic uncertainty in Mexico (following the 1994 peso devaluation) has and may continue to have an adverse impact on the Corporation's earnings. Also, the extremely competitive and challenging economic environments in developing countries in eastern Europe, Latin America and Asia may slow the Corporation's sales growth and earnings potential. In addition, the Corporation is subject to (i) foreign exchange translation risk associated with the strengthening or weakening of various currencies against each other and local currencies versus the U.S. dollar, and (ii) foreign currency risk arising from transactions and commitments denominated in non-local currencies. See `Management's Discussion and Analysis - Foreign Currency Risks, Hedging Activities and Inflation Risks' contained in the 1996 Annual Report to Stockholders, which is incorporated herein by reference. Translation exposure for the Corporation's balance sheet with respect to foreign operations is not hedged. Although the Corporation uses instruments to hedge its foreign currency risks (through forward contracts, currency swaps and, to a lesser extent, option contracts), these instruments are used selectively to manage risk and there can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

TAX RATE. The Corporation's projected 1997 tax rate is based upon estimates of many factors, and such rate could be increased by higher earnings in countries with relatively higher tax rates or lower earnings in countries with relatively lower tax rates. In addition, changes in tax legislation could have an adverse impact on the Corporation's tax rate.

CONTINGENCIES. The costs and other effects of pending litigation and administrative actions against the Corporation cannot be determined with certainty. Although management believes that no such proceedings will have a material adverse effect on the Corporation, there can be no assurance that the outcome of such proceedings will be as expected. See `Item 3. Legal Proceedings,'' below.

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

The principal facilities of the Corporation (including the Corporation's equity companies) and the products or groups of products made at such facilities are as follows:

HEADQUARTERS LOCATIONS
 Dallas, Texas
 Roswell, Georgia
 Neenah, Wisconsin
 Reigate, United Kingdom
 Bangkok, Thailand

ADMINISTRATIVE CENTER
 Knoxville, Tennessee

WORLDWIDE PRODUCTION AND SERVICE FACILITIES

UNITED STATES

ALABAMA
 Coosa Pines - pulp and newsprint (1)
 Mobile - tissue products and pulp (2)
ARIZONA
 Tucson - nonwovens
 Yucca - tissue products (1)
ARKANSAS
 Conway - feminine care, incontinence care, nonwovens
 Maumelle - wet wipes, nonwovens
CALIFORNIA
 Fullerton - tissue products
CONNECTICUT
 New Milford - diapers, feminine care, tissue products
GEORGIA
 LaGrange - nonwovens
KENTUCKY
 Owensboro - tissue products
MAINE
 Winslow - tissue products (3)
MASSACHUSETTS
 Westfield - aircraft maintenance, finishing and refurbishing
MICHIGAN
 Munising - printing and base papers
MISSISSIPPI
 Corinth - nonwovens, away-from-home wipers and towels
 Hattiesburg - tissue products
NORTH CAROLINA
 Hendersonville - nonwovens
 Lexington - nonwovens
OKLAHOMA
 Jenks - tissue products
PENNSYLVANIA
 Chester - tissue products
SOUTH CAROLINA
 Beech Island - diapers, tissue products
TENNESSEE
 Loudon - tissue products
TEXAS
 Cleburne - away-from-home products
 Dallas - aircraft maintenance, finishing and refurbishing
 Italy - away-from-home products
 Paris - diapers, training and youth pants
 San Antonio - personal cleansing products and systems
UTAH
 Ogden - diapers
VERMONT
 East Ryegate - technical papers
WASHINGTON
 Everett - tissue products, pulp
WISCONSIN
 Appleton - aircraft maintenance, finishing and refurbishing
 Marinette - tissue products
 Neenah - diapers, feminine care, incontinence care, business and correspondence papers, industrial wipers, nonwovens
 Oconto Falls - tissue products
 Whiting - business and correspondence papers

OUTSIDE THE UNITED STATES

ARGENTINA
 Cordoba - diapers
 Pilar - feminine care, incontinence care
 San Luis - diapers
AUSTRALIA
 * Albury - nonwovens
 * Ingleburn - diapers
 * Lonsdale - diapers, incontinence care, feminine care
 * Millicent - pulp, tissue products
 * Tantanoola - pulp
 * Warwick Farm - tissue products
BAHRAIN
 * East Riffa - tissue products


*Equity company production facility

BELGIUM
 Duffel - tissue products
BRAZIL
 Porto Alegre - diapers, feminine care
 Suzano- diapers, feminine care
CANADA
 Crabtree, Quebec - tissue products (4)
 Hull, Quebec - tissue products (4)
 Huntsville, Ontario - tissue products, away-from-home wipers
 Lennoxville, Quebec - tissue products (4)
 New Glasgow, Nova Scotia - pulp (1)
 New Westminster, British Columbia - tissue products (4)
 St. Hyacinthe, Quebec - feminine care, diapers
 Terrace Bay, Ontario - pulp (1)
CHINA (5)
 Beijing - feminine care
 Changchun - feminine care
 Chengdu - feminine care
 Guangzhou - tissue products
 Handan - feminine care
 Harbin - feminine care
 Kunming - feminine care
 Nanjing - feminine care
 Shanghai - tissue products
 Shenyang - feminine care
 Taiyuan - feminine care
 Wuhan - feminine care
COLOMBIA
 * Barbosa - away-from-home products, specialty products, fine papers, notebooks
 * Guarne - tissue products
 * Pereira - tissue products, feminine care, incontinence care, diapers
 * Tocancipa - diapers
COSTA RICA
 Cartago - diapers
 San Jose - tissue products
CZECH REPUBLIC
 Jaromer-diapers, incontinence care
 Litovel - feminine care
EL SALVADOR
 Sitio del Nino - tissue products, feminine care
FRANCE
 Orleans - tissue products
 Rouen - tissue products
 Villey-Saint-Etienne - tissue products
GERMANY
 Flensburg - tissue products
 Forchheim - feminine care, incontinence care
 Koblenz - tissue products
 Reisholz - tissue products


*Equity company production facility

HONDURAS
 Cortes - nonwovens
 San Pedro Sula - tissue products, feminine care
HONG KONG
 Hong Kong - tissue products (6)
INDIA
 * Pune - feminine care, diapers
 Pune - tissue products
INDONESIA
 Jogjakarta - tissue products
 * Medan - specialty products
ISRAEL
 * Afula - diapers, feminine care, incontinence care
 * Hadera - tissue products
 * Nahariya - tissue products
ITALY
 Alanno - tissue products
 Romagnano - tissue products
 Villanovetta - tissue products
KOREA
 Anyang - feminine care, diapers, tissue products
 Kimcheon - feminine care, tissue products, nonwovens
 Taejon - feminine care, diapers
MALAYSIA
 Kluang - tissue products
 Petaling Jaya - feminine care, tissue products
MEXICO
 * Bajio - tissue products
 * Cepamisa - tissue products
 * Cuautitlan - feminine care, diapers, nonwovens
 * Ecatepec - tissue products
 Empalme - nonwovens
 Magdalena - nonwovens
 * Naucalpan - tissue products, diapers, feminine care
 Nogales - nonwovens
 * Orizaba - tissue products
 * Ramos Arizpe - tissue products, diapers
 * San Juan - tissue products
 * San Rafael - tissue products, fine papers
 Santa Ana - nonwovens
 * Tlaxcala - diapers
NETHERLANDS
 Gennep - tissue products
PANAMA
 Panama City - tissue products, feminine care
PERU
 Lima - tissue products, feminine care
PHILIPPINES
 San Pedro, Laguna - feminine care, diapers, tissue products, specialty papers
SAUDI ARABIA
 * Al-Khobar - diapers, feminine care, tissue products

*Equity company production facility

SLOVAKIA
 Piestany - nonwovens
SOUTH AFRICA
 Cape Town - tissue products, feminine care
 Springs - tissue products, feminine care, diapers, incontinence care
SPAIN
 Aranguren - tissue products
 Arceniega - tissue products, personal cleansing products and systems Canary Islands - tissue products
 Miranda del Ebro - pulp (1)
 Salamanca - tissue products
TAIWAN
 Hsin-Ying - tissue products (7)
 Ta-Yuan - tissue products
THAILAND
 Pathumthanee - feminine care, diapers, tissue products
 Samut Prakarn - tissue products
UNITED KINGDOM
 Barrow - tissue products
 Barton-upon-Humber - diapers
 Flint - tissue products, nonwovens
 Larkfield - tissue products
 Northfleet - tissue products
 Sealand - feminine care
VENEZUELA
 Guacara - diapers
 Maracay - tissue products

(1) The Corporation has announced its intention to close or sell this facility.

(2) Portions of the land under this facility are held under various long-term operating leases, the more significant of which contain options to purchase the land.

(3) The fiber recycling facility at this mill is held under an operating lease expiring in 2008 under which the Corporation has the option of renewing the lease for terms not exceeding nine additional years or purchasing the facility for its then fair market value.

(4) The Corporation has announced its intention to sell its 50.1 percent interest in SPL, the owner of the facility.

(5) The land on which these facilities are located is held under long-term leases.

(6)  This facility is held under a short-term renewable lease.

(7)  The land and a portion of this facility are subject to a mortgage.



*Equity company production facility



ITEM 3.  LEGAL PROCEEDINGS

The following is a brief description of potentially material legal proceedings to which the Corporation or any of its subsidiaries is a party or of which any of its properties is subject:

Litigation


 A. Since 1990, numerous lawsuits, related to exposure to asbestos, have been filed in state and federal courts by thousands of plaintiffs against multiple defendants, including, in some cases, the Corporation. After the settlement of several matters in 1995, there remain three consolidated multiple plaintiff asbestos actions in Texas state courts that include less than 250 claims against the Corporation. The plaintiffs allege, with respect to the Corporation, that they sustained personal injuries and/or emotional distress from alleged exposure to asbestos-containing materials while working at the Corporation's Coosa Pines, Alabama mill as employees of independent contractors at various times since the mill's construction and that, in its capacity as a premises owner, the Corporation is responsible, in part, for these injuries. The complaints do not specify the amount of damages demanded.

   The Corporation believes that its defenses to these asbestos claims are meritorious and that the final results of such claims, while they cannot be predicted with certainty, will not have a material adverse effect on the Corporation's business or results of operations.

 B.Kimberly-Clark Tissue Company, formerly named Scott Paper Company, is a defendant in numerous actions in state and federal courts seeking damages relating to breast implants. The actions allege that the plaintiffs' breast implants were covered by polyurethane foam manufactured by Scott's former Foam Division, which was sold in 1983, and that the foam caused physical and/or psychological harm to the plaintiffs. Under a ruling covering federal multi-district litigation, all federal cases have been consolidated in the Northern District of Alabama for pre-trial purposes. In April 1995, the court granted Scott's motion for summary judgment and dismissed with prejudice all claims pending against Scott and the purchaser of Scott's Foam Division. Scott's similar motion for summary judgment was granted in the consolidated California state actions. Actions in other state courts have not reached the stage in the litigation process where similar summary judgment motions can be filed.

   In the consolidated federal suit, the plaintiffs initially appealed the summary judgment but then agreed, in January 1996, to dismiss the appeal against Scott and its related entities. In the consolidated California actions, the plaintiffs never filed an appeal. Therefore, the summary judgment in Scott's favor in the federal multi-district litigation and in California are final and no new legal claims can be filed in either any United States district court or in California. In the hundreds of actions pending in other state courts, the actions are in various stages of early discovery.

   The Corporation believes that it has meritorious defenses to the remaining breast implant claims and that the final results of such claims, while they cannot be predicted with certainty, will not have a material adverse effect on the Corporation's business or results of operations.

C. In June and November 1996, the Corporation was served with amended complaints in the action originally filed on September 20, 1994 by the Attorney General of the state of West Virginia in the Circuit Court of Kanawha County seeking to recover from certain tobacco companies and other defendants, including the Corporation, monies which West Virginia allegedly has spent and will spend on medical care for its citizens with alleged tobacco-related illnesses. Among other things, the amended complaints alleged that the Corporation aided, abetted and participated in the manufacture of cigarettes by supplying reconstituted tobacco sheets to the tobacco company defendants and advertising that the use of such sheets would allow the tobacco companies to manipulate the level of nicotine in their cigarettes.

   The Attorney General amended the original complaints in the action to add Public Employees Insurance Agency and the Department of Health and Human Services as plaintiffs in an effort to reinstate eight common law counts which had been dismissed against the Corporation and the other defendants on June 6, 1995 on the basis that the Attorney General lacked the authority to bring the suit in his own name. The Corporation filed a motion to dismiss the amended complaints on several grounds. On February 13, 1997, the reinstated common law claims were again dismissed, leaving only antitrust and consumer protection claims arising under state law.

   The Corporation believes that its defenses to these remaining claims are meritorious.

D. The Corporation also is subject to routine litigation from time to time which, individually or in the aggregate, is not expected to have a material adverse effect on the Corporation's business or results of operations.


Environmental Matters


The information set forth under the "Environmental Matters" section of "Management's Discussion and Analysis" contained in the 1996 Annual Report to Stockholders is incorporated in this Item 3 by reference.

The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statute, at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on the Corporation's business or results of operations.

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

B. In 1994, Scott received a notice of responsibility from the Massachusetts Department of Environmental Protection regarding the South Hadley Site in South Hadley, Massachusetts. The notice implicated Scott Graphics, Inc., a former Scott subsidiary, as having disposed of hazardous waste at the site. There have been no significant developments since the date the Corporation received the notice.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of the Corporation as of March 1, 1997, together with certain biographical information, are as follows:

ROBERT E. ABERNATHY, 42, was elected Group President effective January 1, 1997. He is responsible for the professional health care business, nonwovens manufacturing and research, the technical papers business, K-C Aviation Inc. and the World Support Group. Mr. Abernathy joined the Corporation in 1982. His past responsibilities in the Corporation have included operations and major project management in North America. He was appointed Vice President-North American Diaper Operations in 1992 and Managing Director of Kimberly-Clark Australia Pty. Limited in 1994.

JOHN W. DONEHOWER, 50, was elected Senior Vice President and Chief Financial Officer in 1993. Mr. Donehower joined the Corporation in 1974. He was appointed Director of Finance - Europe in 1978, Vice President, Marketing and Sales - Nonwovens in 1981, Vice President, Specialty Papers in 1982, Managing Director, Kimberly-Clark Australia Pty. Limited in 1982, and Vice President, Professional Health Care, Medical and Nonwoven Fabrics in 1985. He was appointed President, Specialty Products - U.S. in 1987, and President - World Support Group in 1990.

O. GEORGE EVERBACH, 58, was elected Senior Vice President - Law and Government Affairs in 1988. Mr. Everbach joined the Corporation in 1984. His responsibilities have included direction of legal, human resources and administrative functions. He was elected Vice President and General Counsel in 1984; Vice President, Secretary and General Counsel in 1985; and Senior Vice President and General Counsel in 1986.

THOMAS J. FALK, 38, was elected Group President - Tissue, Pulp and Paper effective January 1, 1996. He is responsible for the Family Care, Wet Wipes, Away From Home, Neenah Paper and Pulp and Paper Sectors, as well as the Consumer Business Services, Environment and Energy and Human Resources organizations. Mr. Falk joined the Corporation in 1983. His responsibilities have included internal audit, financial and strategic analysis, and operations management. Mr. Falk was appointed Vice President
- Operations Analysis and Control in 1990. He was elected Senior Vice President - Analysis and Administration in 1992, Group President - Infant and Child Care in 1993, Group President - North American Consumer Products effective January 1, 1995, and Group President - North American Tissue Products effective July 21, 1995.

PAUL S. GEISLER, 55, was elected Group President - Asia/Pacific in April 1996. He was appointed President - Asia in 1994. Mr. Geisler joined the Corporation in 1982 as Marketing Director - Facial Tissue and Table Napkins. He was appointed Vice-President - DEPENDR Absorbent Products and New Technology Products in 1984, and Vice-President - Home Health Care in 1985. In 1990, Mr. Geisler was appointed President - U.S. Infant Care Sector, and in 1992, he was elected Group President - North American Feminine Care and Adult Care Sectors.

WAYNE R. SANDERS, 49, was elected Chief Executive Officer in 1991 and Chairman of the Board in 1992. He previously had been elected President and Chief Operating Officer in 1990. Employed by the Corporation in 1975, Mr. Sanders was appointed Vice President of Kimberly-Clark Canada Inc., a wholly owned subsidiary of the Corporation, in 1981 and was appointed Director and President in 1984. Mr. Sanders was elected Senior Vice President of Kimberly-Clark Corporation in 1985 and was appointed President
- Infant Care Sector in 1987, President - Personal Care Sector in 1988 and President - World Consumer, Nonwovens and Service and Industrial Operations in 1990. Mr. Sanders is a director of Adolph Coors Company, Coors Brewing Company and Texas Commerce Bank, National Association. He also is a member of the Marquette University Board of Trustees and is a national trustee of the Boys and Girls Clubs of America. He has been a director of the Corporation since 1989.

KATHI P. SEIFERT, 47, was elected Group President - North American Personal Care Products effective July 21, 1995. She is responsible for the Infant and Child Care and Feminine and Adult Care Sectors, as well as the U.S. and Canadian Consumer Sales and Safety and Quality Assurance organizations.
Ms. Seifert joined Kimberly-Clark in 1978. Her responsibilities in the Corporation have included various marketing positions within the Away From Home, Consumer Tissue and Feminine Products business sectors. She was appointed President - Feminine Care Sector in 1991 and was elected Group President - Feminine and Adult Care in 1994 and Group President - North American Consumer Products effective January 1, 1995. Ms. Seifert is a member of the Board of Directors of Eli Lilly and Company and the Aid Association for Lutherans.

JOHN A. VAN STEENBERG, 49, was elected President - European Consumer and Service & Industrial Operations effective January 1, 1994. He is responsible for the Household Products, Infant and Child Care, Feminine and Adult Care and Away From Home Sectors in Europe, as well as the European Consumer Sales and Distribution organizations, and the Central and Eastern Europe Consumer and Away From Home businesses. Mr. Van Steenberg joined the Corporation in 1978. His responsibilities have included operations and major project management in North America. He was appointed Managing Director of Kimberly-Clark Australia Pty. Limited in 1990.









PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The dividend and market price data included in Note 15 to the Financial Statements, and the information set forth under the captions "Dividends and Dividend Reinvestment Plan" and "Stock Exchanges" contained in the 1996 Annual Report to Stockholders are incorporated in this Item 5 by reference.

As of March 14,1997, the Corporation had 55,800 stockholders of record.




ITEM 6.  SELECTED FINANCIAL DATA
(Millions of dollars,                                            Year Ended December 31
                                  ---------------------------------------------------------------
except per share amounts)            1996       1995(1)       1994(1)       1993(1)       1992(1)
-------------------------------------------------------------------------------------------------
Net Sales ..................       $13,149.1   $13,373.0     $11,627.9     $11,341.1    $11,745.4
Restructuring and Other
  Unusual Charges (2) ............        --     1,440.0           --          378.9        250.0
Operating Profit (2) .............   2,053.7       213.0       1,277.1         734.5        883.8
Share of Net Income of
  Equity Companies (3) ...........     152.4       113.3         110.5          76.1         90.0
Income from Continuing
  Operations Before
  Extraordinary Loss and
  Cumulative Effects
  of Accounting Changes (2)(3) ...   1,403.8        33.2         766.5         287.2        492.0
Net Income (2)(3)(4)(5)(6) .......   1,403.8        33.2         753.8         231.0        150.1
Per Share Basis:
  Income from Continuing
    Operations Before
    Extraordinary Loss and
    Cumulative Effects
    of Accounting Changes (2)(3).. $    4.98     $   .12     $    2.76     $    1.03    $    1.77
  Net Income (2)(3)(4)(5)(6)......      4.98         .12          2.71           .83          .54
  Cash Dividends Declared ........      1.84        1.80          1.76          1.29         2.07
  Cash Dividends Paid ............      1.83        1.79          1.75          1.70         1.64
Total Assets ..................... $11,845.7   $11,439.2     $12,555.7     $13,210.4    $12,559.4
Long-Term Debt ...................   1,738.6     1,984.7       2,085.4       3,403.0      3,140.1
Stockholders' Equity .............   4,483.1     3,650.4       4,134.9       3,810.7      3,996.7



(1)Certain promotional costs have been reclassified from advertising, promotion and selling expenses to a reduction in net sales for all years presented to conform to the presentation of such data for the year ended December 31, 1996.

(2)Results for 1995 include a pretax charge of $1,440.0 million or $1,070.9 million after income taxes and minority interests ($3.83 per share) for the estimated costs of the merger with Scott, for restructuring the combined operations, and for other unusual charges. Results for 1993 include a pretax charge of $378.9 million or $283.2 million after-tax ($1.02 per share) for planned restructuring and productivity improvement programs. Results for 1992 include a pretax charge of $250.0 million or $172.0 million after-tax ($.62 per share) related to the restructuring of the consumer and service products operations in Europe and certain operations in North America.

(3)Share of net income of equity companies and net income for 1995 include a nonoperating charge of $38.5 million ($.14 per share) for foreign currency losses incurred by the Corporation's Mexican affiliates on the translation of the net exposure of U.S. dollar-denominated liabilities into pesos. In 1994, peso losses charged to net income of equity companies and net income was $39.2 million ($.14 per share). The translation losses are related to the devaluation of the Mexican peso in December 1994 and subsequent periods.

(4)Results for 1994 include income of a discontinued operation, net of taxes, of $48.4 million ($.17 per share) related to S.D. Warren Company, a former printing and publishing papers subsidiary, which was sold on December 20, 1994. Results for 1993 and 1992 include a loss of a discontinued operation, net of taxes, of $46.6 million ($.17 per share) and $30.9 million ($.11 per share), respectively.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" contained in the 1996 Annual Report to Stockholders is incorporated in this Item 7 by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Corporation and its consolidated subsidiaries and the independent auditors' report thereon contained in the 1996 Annual Report to Stockholders are incorporated in this Item 8 by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.




PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section of the 1997 Proxy Statement captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the board of directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

See also "EXECUTIVE OFFICERS OF THE REGISTRANT" appearing in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

The information in the section of the 1997 Proxy Statement captioned "Executive Compensation" under "Proposal 1. Election of Directors" is incorporated in this Item 11 by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the section of the 1997 Proxy Statement captioned "Security Ownership of Management" under "Proposal 1. Election of
Directors" is incorporated in this Item 12 by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section of the 1997 Proxy Statement captioned "Certain Transactions and Business Relationships" under "Proposal 1. Election of Directors' is incorporated in this Item 13 by reference.


 PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT.

1. Financial statements:

The Consolidated Balance Sheet as of December 31, 1996 and 1995, and the related Consolidated Income Statement and Consolidated Cash Flow Statement for the years ended December 31, 1996, 1995 and 1994, and the related Notes thereto, and the Independent Auditors' Report of Deloitte & Touche LLP thereon are incorporated in Part II, Item 8 of this Form 10-K by reference to the financial statements contained in the 1996 Annual Report to Stockholders. In addition, related reports of Deloitte & Touche LLP and other auditors are included herein.

2. Financial statement schedule:

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in the 1996 Annual Report to Stockholders.

Independent Auditors' Reports

Schedule for Kimberly-Clark Corporation and Subsidiaries:
Schedule  II  Valuation and Qualifying Accounts

All other schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

3. Exhibits:

Exhibit No. (3)a. Restated Certificate of Incorporation, dated December 12, 1995, incorporated by reference to Exhibit No. (3) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

Exhibit No. (3)b. By-Laws, as amended November 22, 1996, incorporated by reference to Exhibit No. 4.2 of the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 6, 1996 (File No. 33-17367).

Exhibit No. (4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a. Management Achievement Award Program, as amended as of January 1, 1997.

Exhibit No. (10)b. Executive Severance Plan, incorporated by reference to Exhibit No. (10)c of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

Exhibit No. (10)c. Fourth Amended and Restated Deferred Compensation Plan for Directors.

Exhibit No. (10)d. 1986 Equity Participation Plan, as amended effective November 1, 1996.

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended effective November 1, 1996 (subject to stockholder approval at the Corporation's 1997 Annual Meeting of Stockholders).

Exhibit No. (10)f. Deferred Compensation Plan, effective as of October 1, 1994, incorporated by reference to Exhibit No. (10)g of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit No. (10)g. First Amendment to Deferred Compensation Plan, effective as of November 22, 1996.

Exhibit No. (10)h. Outside Directors' Stock Compensation Plan, incorporated by reference to Exhibit No. 4.5 to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 33-02607).

Exhibit No. (10)i. Supplemental Benefit Plan to Salaried Employees' Retirement Plan, effective as of November 17, 1994.

Exhibit No. (10)j. Second Supplemental Benefit Plan to Salaried Employees' Retirement Plan, effective as of November 17, 1994.

Exhibit No. (10)k. Retirement Contribution Excess Benefit Program, effective as of January 1, 1997, incorporated by reference to Exhibit No.
4.5 to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 6, 1996 (File No. 33-17367).

Exhibit No. (11). The net income per share of common stock computations for each of the periods included in Part II, Item 6 of this Form 10-K are based on average common shares outstanding during each of the respective periods. The only "common stock equivalents" or other potentially dilutive securities or agreements (as defined in Accounting Principles Board Opinion No. 15) in the Corporation's capital structure during the periods presented were options outstanding under its Equity Participation Plans and under Scott's stock option plans.

Had the Corporation computed its `primary'' and ``fully diluted'' net income per share assuming the exercise of outstanding stock options under the `treasury stock method,'' the earnings per share amounts presented in
Part II, Item 6 would be reduced as follows:

                                Primary  Fully Diluted


                 1996          $   .03    $   .04
                 1995                -          -
                 1994              .02        .02
                 1993                -          -
                 1992                -          -


Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1996.

Exhibit No. (13). Portions of the Corporation's 1996 Annual Report to Stockholders incorporated by reference in this Form 10-K.

Exhibit No. (21). Significant Subsidiaries of the Corporation.

Exhibit No. (23)a. Independent Auditors' Consent of Deloitte & Touche LLP

Exhibit No. (23)b. Independent Auditors' Consent of Coopers & Lybrand
L.L.P.

Exhibit No. (24). Powers of Attorney.

Exhibit No. (27). The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-K.

(B) REPORTS ON FORM 8-K

(i)On February 20, 1997, the Corporation filed a Current Report on Form 8-K reporting its Business Segment Analysis for the three months and year ended December 31, 1996.

(ii) On February 26, 1997, the Corporation filed a Current Report on Form 8-K reporting certain matters discussed at a meeting with securities analysts.


 SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           Kimberly-Clark Corporation

March 20, 1997

                           By:  /s/ John W. Donehower
                           --------------------------
                                  John W. Donehower
                                  Senior Vice President and
                                  Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/ Wayne R. Sanders                                March 20, 1997
-------------------------
      Wayne R. Sanders        Chairman of the Board
                              and Chief Executive Officer
                              and Director
                              (principal executive officer)


   /s/ John W. Donehower                               March 20, 1997
--------------------------
     John W. Donehower        Senior Vice President and
                              Chief Financial Officer
                              (principal financial officer)


     /s/ Randy J. Vest                                 March 20, 1997
--------------------------
       Randy J. Vest          Vice Presidnet and
                              Controller
                              (principal accounting officer)

                             Directors

        John F. Bergstrom                   Louis E. Levy
        Pastora San Juan Cafferty           Frank A. McPherson
        Paul J. Collins                     Linda Johnson Rice
        Robert W. Decherd                   Wolfgang R. Schmitt
        William O. Fifield                  Randall L. Tobias
        Claudio X. Gonzalez




           By:   /s/ O. George Everbach                 March 20, 1997
           ---------------------------------

               O. George Everbach, Attorney-in-Fact





INDEPENDENT AUDITORS' REPORT




KIMBERLY-CLARK CORPORATION:



We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Kimberly-Clark Corporation and Subsidiaries for the year ended December 31, 1995, and have issued our report thereon dated January 30, 1996. The financial statements of Scott Paper Company, a wholly-owned subsidiary of Kimberly-Clark Corporation, were audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements referred to above, insofar as it relates to the amounts included for Scott Paper Company (except for the provision for restructuring and other unusual charges described below), is based on the report of such other auditors. We have also audited the accompanying schedule of the Scott Paper Company provision for restructuring and other unusual charges of $827.0 million, the related tax benefit of $218.0 million and the related effect on minority owners' share of subsidiaries' net income of $.8 million for the year ended December 30, 1995 and the accompanying schedule of related effects on asset and liability accounts as of December 30, 1995 including effects of $39.5 million on cash, $26.8 million on accounts receivable, $597.8 million on property, plant and equipment, $79.9 million on accumulated depreciation, $57.6 million on other assets, $250.1 million on assets held for sale, $83.3 million on deferred tax assets, $134.7 million on deferred tax liabilities, $257.6 on accrued liabilities, $.8 million on minority owners' interests in subsidiaries and $17.9 million on additional paid in capital, which amounts are included in the 1995 consolidated financial statements of Scott Paper Company. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audit.
We conducted our audit of the schedules in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the schedules. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the schedules referred to above present fairly, in all material respects, the Scott Paper Company provision for restructuring and other unusual charges and the related tax benefits for the year ended December 30, 1995 and the related effects on assets and liabilities as of December 30, 1995, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP

Dallas, Texas
January 30, 1996







INDEPENDENT AUDITORS' REPORT




KIMBERLY-CLARK CORPORATION:


We have audited the consolidated financial statements of Kimberly-Clark Corporation as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 27, 1997; such consolidated financial statements and report are included in your 1996 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Kimberly-Clark Corporation, listed in Item 14.
This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. The financial statements and financial statement schedule of Kimberly-Clark Tissue Company (formerly Scott Paper Company), a wholly-owned subsidiary of Kimberly-Clark Corporation, for the years ended December 31, 1995 and 1994 were audited by other auditors whose report has been furnished to us, and our opinions, insofar as they relate to the amounts included for Kimberly-Clark Tissue Company, are based solely on the report of such other auditors.

In our opinion, based on our audits and the report of other auditors referred to above, the consolidated financial statement schedule listed in Item 14, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/S/ DELOITTE & TOUCHE LLP
--------------------------

DELOITTE & TOUCHE LLP

Dallas, Texas
January 27, 1997






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

As discussed in Note 1 of the Financial Review Notes, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' in 1995.


/S/ COOPERS & LYBRAND L.L.P.
----------------------------

COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, PA
January 30, 1996






SCHEDULE II                                 Kimberly-Clark Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Millions of dollars)


                                                ADDITIONS             DEDUCTIONS
                                          ---------------------- -------------------------
                             BALANCE AT   CHARGED TO  CHARGED TO   WRITE-OFFS   BALANCE
                              BEGINNING   COSTS AND    OTHER     AND DISCOUNTS  AT END OF
  DESCRIPTION                 OF PERIOD   EXPENSES    ACCOUNTS(A)   ALLOWED     PERIOD
-------------------------------------------------------------------------------------------
DECEMBER 31, 1996
  Allowances deducted from
  assets to which they apply

    Allowances for doubtful
      accounts ............      $54.0      $ 13.1     $  .1        $ 34.2(b)    $33.0

    Allowances for sales
      discounts ...........       30.7       181.4         -         198.8(c)     13.3
                                 -----      ------     -----        ------       -----

         Total ............      $84.7      $194.5     $  .1        $233.0       $46.3

                                 =====      ======     =====        ======       =====


DECEMBER 31, 1995
  Allowances deducted from
  assets to which they apply

    Allowances for doubtful
      accounts ............      $23.5      $ 41.7     $  .8        $ 12.0(b)    $54.0

    Allowances for sales
      discounts ...........       22.1       201.7        .1         193.2(c)     30.7
                                 -----      ------     -----        ------       -----

         Total ............      $45.6      $243.4     $  .9        $205.2       $84.7
                                 =====      ======     =====        ======       =====


DECEMBER 31, 1994
  Allowances deducted from
  assets to which they apply

    Allowances for doubtful
      accounts.............      $21.0      $  8.2     $  .1        $  5.8(b)    $23.5

    Allowances for sales
      discounts  ..........       20.1       108.3         -         106.3(c)     22.1
                                 -----      ------     -----        ------       -----

         Total ............      $41.1      $116.5     $  .1        $112.1       $45.6
                                 =====      ======     =====        ======       =====





(a)  Primarily bad debt recoveries
(b)  Primarily uncollectible receivables written off
(c)  Sales discounts allowed



INDEX TO DOCUMENTS FILED AS A PART OF THIS REPORT




                                 DESCRIPTION


Consolidated financial statements, incorporated by reference

Independent Auditors' Reports, incorporated by reference

Independent Auditors' Reports

Schedules for Kimberly-Clark Corporation and Subsidiaries:
  Schedule II  Valuation and Qualifying Accounts

Exhibit No. (3)a. Restated Certificate of Incorporation, dated December 12, 1995, incorporated by reference to Exhibit No. (3) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

Exhibit No. (3)b. By-Laws , as amended November 22, 1996, incorporated by reference to Exhibit No. 4.2 of the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 6, 1996 (File No. 33-17367).

Exhibit No. (4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange
Commission on request.

Exhibit No. (10)a. Management Achievement Award Program, as amended as of January 1, 1997.

Exhibit No. (10)b. Executive Severance Plan, incorporated by reference to Exhibit No. (10)c of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

Exhibit No. (10)c. Fourth Amended and Restated Deferred Compensation Plan for Directors.

Exhibit No. (10)d. 1986 Equity Participation Plan, as amended effective November 1, 1996.

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended effective November 1, 1996 (subject to stockholder approval at the Corporation's 1996 Annual Meeting of Stockholders).

Exhibit No. (10)f. Deferred Compensation Plan, effective as of October 1, 1994, incorporated by reference to Exhibit No. (10)g of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit No. (10)g. First Amendment to Deferred Compensation Plan, effective as of November 22, 1996.

Exhibit No. (10)h. Outside Directors' Stock Compensation Plan, incorporated by reference to Exhibit No. 4.5 to the Corporation's
Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 33-02607).

Exhibit No. (10)i. Supplemental Benefit Plan to Salaried Employees' Retirement Plan, effective as of November 17, 1994.

Exhibit No. (10)j. Second Supplemental Benefit Plan to Salaried
Employees' Retirement Plan, effective as of November 17, 1994.

Exhibit No. (10)k. Retirement Contribution Excess Benefit Program, effective as of January 1, 1997, incorporated by reference to Exhibit No.
4.5 to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 6, 1996 (File No. 33-17367).

Exhibit No. (11). Statement regarding computation of earnings per share.

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1996.

Exhibit No. (13). Portions of the Corporation's 1996 Annual Report to Stockholders incorporated by reference in this Form 10-K.

Exhibit No. (21). Significant Subsidiaries of the Corporation.

Exhibit No. (23)a. Independent Auditors' Consent of Deloitte & Touche LLP

Exhibit No. (23)b. Independent Auditors' Consent of Coopers & Lybrand
L.L.P.

Exhibit No. (24). Powers of Attorney.

Exhibit No. (27).  The Financial Data Schedule required by Item
601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-K.