Form 10-Q
period 1997-03-31
KIMBERLY CLARK CORP
filed 1997-05-09
CIK 55785

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

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

Yes    X  .  No       .


AS OF MAY 6, 1997, 559,654,165 SHARES OF THE CORPORATION'S COMMON STOCK WERE OUTSTANDING.


                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
                                                               Three Months
                                                              Ended March 31
                                                           -------------------
(Millions of dollars except per share amounts)             1997         1996
-------------------------------------------------------------------------------
NET SALES ............................................... $3,237.6    $3,202.1
   Cost of products sold ................................  1,996.6     2,034.0
                                                          --------    --------

GROSS PROFIT ............................................  1,241.0     1,168.1
   Advertising, promotion and selling
      expenses ..........................................    498.3       500.1
   Research expense .....................................     48.7        45.6
   General expense ......................................    149.7       129.1
                                                          --------    --------

OPERATING PROFIT ........................................    544.3       493.3
   Interest income ......................................      8.6         7.5
   Interest expense .....................................    (43.3)      (51.6)
   Other income (expense), net ..........................      8.7         (.7)
                                                          --------    --------

INCOME BEFORE INCOME TAXES ..............................    518.3       448.5
   Provision for income taxes ...........................    171.0       156.9
                                                          --------    --------

INCOME BEFORE EQUITY INTERESTS ..........................    347.3       291.6
   Share of net income of equity companies ..............     32.5        34.9
   Minority owners' share of subsidiaries'
      net income ........................................    (15.6)      (11.7)
                                                          --------    --------

INCOME BEFORE EXTRAORDINARY GAIN ........................    364.2       314.8
   Extraordinary gain, net of income taxes ..............      4.8           -
                                                          --------    --------

NET INCOME............................................... $  369.0    $  314.8
                                                          ========    ========

PER SHARE BASIS:
   Income before extraordinary gain...................... $    .65    $    .56
   Extraordinary gain, net of income taxes...............      .01           -
                                                          --------    --------

   NET INCOME............................................ $    .66    $    .56
                                                          ========    ========



   CASH DIVIDENDS DECLARED............................... $    .24    $    .23
                                                          ========    ========


Unaudited

See Notes to Financial Statements.



CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                           March 31,  December 31,
(Millions of dollars)                                        1997        1996
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ............................ $   161.1   $    83.2
   Accounts receivable ..................................   1,661.3     1,660.9
   Inventories ..........................................   1,318.3     1,348.3
   Other current assets .................................     398.0       446.8
                                                          ---------   ---------

      TOTAL CURRENT ASSETS ..............................   3,538.7     3,539.2

PROPERTY ................................................  10,110.5    11,927.2
   Less accumulated depreciation ........................   4,229.0     5,113.9
                                                          ---------   ---------

      NET PROPERTY ......................................   5,881.5     6,813.3

INVESTMENTS IN EQUITY COMPANIES .........................     570.2       551.1

GOODWILL, DEFERRED CHARGES AND OTHER ASSETS .............     965.6       942.1

ASSETS HELD FOR SALE ....................................     467.8          -
                                                          ---------   ---------

                                                          $11,423.8   $11,845.7
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Debt payable within one year ......................... $   334.1   $   576.5
   Accounts payable .....................................     977.8     1,119.3
   Accrued expenses .....................................   1,431.6     1,460.1
   Other current liabilities ............................     754.0       531.0
                                                          ---------   ---------

      TOTAL CURRENT LIABILITIES .........................   3,497.5     3,686.9

LONG-TERM DEBT ..........................................   1,725.6     1,738.6

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS .......     889.0       926.1

DEFERRED INCOME TAXES ...................................     624.3       762.3

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES ..............     265.1       248.7

STOCKHOLDERS' EQUITY ....................................   4,422.3     4,483.1
                                                          ---------   ---------

                                                          $11,423.8   $11,845.7
                                                          =========   =========


Unaudited

See Notes to Financial Statements.



CONDENSED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                             Three Months
                                                            Ended March 31
                                                          -------------------
 (Millions of dollars)                                      1997        1996
-----------------------------------------------------------------------------
OPERATIONS
   Net Income ........................................... $ 369.0     $ 314.8
   Depreciation..........................................   120.9       139.0
   Changes in operating working capital..................  (220.7)     (323.9)
   Extraordinary gain, net of taxes......................    (4.8)          -
   Pension funding in excess of expense..................    (6.0)       (8.7)
   Other.................................................    47.7        34.4
                                                          -------     -------

      CASH PROVIDED BY OPERATIONS........................   306.1       155.6
                                                          -------     -------

INVESTING
   Capital spending......................................  (179.8)     (146.9)
   Disposals of property and businesses..................   606.3        10.1
   Other.................................................   (61.4)      (10.3)
                                                          -------     -------

      CASH PROVIDED BY (USED FOR) INVESTING..............   365.1      (147.1)
                                                          -------     -------

FINANCING
   Cash dividends paid...................................  (129.7)      (72.2)
   Changes in debt payable within one year...............  (237.2)      (75.3)
   Increases in long-term debt...........................    18.1        34.4
   Decreases in long-term debt...........................   (36.3)      (66.1)
   Proceeds from exercise of stock options...............    33.8       118.7
   Acquisitions of common stock for the treasury.........  (255.6)       (1.2)
   Other.................................................    13.6        12.1
                                                          -------     -------

      CASH USED FOR FINANCING............................  (593.3)      (49.6)
                                                          -------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......... $  77.9     $ (41.1)
                                                          =======     =======





Unaudited

See Notes to Financial Statements.



NOTES TO FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the 'Corporation') have been prepared on the same basis as those in the 1996 Annual Report to Stockholders and include all adjustments necessary to present fairly the condensed consolidated balance sheet and consolidated income and condensed cash flow statements for the periods indicated.

2. On March 27, 1997, the Corporation sold its Coosa Pines, Alabama, newsprint and pulp manufacturing operations, together with related woodlands, to Alliance Forest Products Inc., a publicly held Canadian corporation, for approximately $600 million. Also, in the first quarter of 1997, the Corporation recorded impairment losses on the planned disposal of a pulp manufacturing mill in Miranda, Spain; a recycled fiber facility in Oconto Falls, Wisconsin; and a tissue converting facility in Yucca, Arizona; and on an integrated pulp making facility in Everett, Washington. These 1997 transactions have been aggregated and reported as an extraordinary gain totaling $4.8 million, or $.01 per share.

3. Assets Held For Sale in the accompanying condensed consolidated balance sheet includes the net property and equipment of Scott Paper Limited; pulp manufacturing facilities in Terrace Bay, Ontario and New Glasgow, Nova Scotia; and certain facilities described in Note 2. Scott Paper Limited is a 50.1% owned Canadian public company which the Corporation intends to sell in 1997. The Terrace Bay and New Glasgow facilities are being sold as part of the Corporation's pulp strategy announced in the first quarter of 1997.

4. All numbers of common shares and per share data have been restated to reflect the two-for-one stock split that became effective April 2, 1997.

5. The average number of common shares outstanding for the first quarter of 1997 and 1996 was 560.8 million and 565.2 million, respectively. The number of common shares outstanding as of March 31, 1997 and December 31, 1996 was 559.5 million and 563.4 million, respectively.

6. The following schedule details inventories by major class as of March 31, 1997 and December 31, 1996:

                                            March 31,  December 31,
     (Millions of dollars)                    1997        1996
-----------------------------------------------------------------

     At lower of cost on the First-In,
      First-Out (FIFO) method or market:
        Raw materials .................... $  335.0     $  363.7
        Work in process ..................    195.4        219.7
        Finished goods ...................    832.9        803.6
        Supplies and other ...............    190.4        201.7
                                           --------     --------
                                            1,553.7      1,588.7

     Excess of FIFO cost over Last-In,
      First-Out (LIFO) cost  .............   (235.4)      (240.4)
                                           ---------    --------

        Total  ........................... $1,318.3     $1,348.3
                                           ========     ========


Unaudited



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Corporation for the periods covered.


RESULTS OF OPERATIONS:
  FIRST QUARTER OF 1997 COMPARED WITH FIRST QUARTER OF 1996

By Business Segment
($ Millions)


                                            % Change    % of 1997
NET SALES                           1997    vs. 1996   Consolidated
-------------------------------------------------------------------

Personal Care Products.........   $1,262.7   +10.5%       39.1%
Tissue-Based Products..........    1,765.0   - 2.8        54.5
Newsprint, Paper and Other.....      224.5   -13.0         6.9

Adjustments....................      (14.6)                (.5)
                                  --------               -----

Consolidated...................   $3,237.6   + 1.1%      100.0%
                                  ========               =====





                                                                  % Return on Sales
                                           % Change   % of 1997   -----------------
OPERATING PROFIT                    1997   vs. 1996  Consolidated  1997     1996
-----------------------------------------------------------------------------------
Personal Care Products ........   $ 250.8     +38.2%      46.1%    19.9%    15.9%
Tissue-Based Products .........     253.8     - 5.8       46.6     14.4     14.8
Newsprint, Paper and Other ....      40.8     -24.4        7.5     18.2     20.9

Adjustments....................      (1.1)                 (.2)
                                  -------                -----

Consolidated...................   $ 544.3     +10.3%     100.0%    16.8%    15.4%
                                  =======                =====



Commentary:


The growth in net sales of 1.1 percent is attributable to higher sales volumes, partially offset by lower selling prices. Excluding the first quarter 1996 net sales of businesses which were divested to satisfy U.S. and European regulatory requirements associated with the Scott Paper Company ('Scott') merger transaction, consolidated net sales increased approximately 4 percent and sales volumes increased approximately 11 percent. The following sales comparisons exclude divested businesses.

  . Worldwide sales of personal care products increased more than 14 percent and sales volumes grew nearly 19 percent. Important contributors to the sales volume gains were disposable diapers, training and youth pants, wet wipes and professional health care products in North America and disposable diapers in Europe and Latin/South America, due in part to business expansion.

  . Worldwide sales of tissue-based products were flat compared to the first quarter of 1996, but sales volumes recovered from the low levels of the prior year and grew approximately 7 percent.

  . Sales volumes for tissue-based products for the away-from-home market were down approximately 4 percent in both North America and Europe due to transitional effects of a program to eliminate overlapping Kimberly-Clark and Scott products following the merger and to weak market demand.

  . Selling prices were approximately 6 percent lower compared with the first quarter of 1996, particularly in North America for consumer tissue products and newsprint.

  . Lower selling prices for newsprint were primarily responsible for the decline in net sales for the Newsprint, Paper and Other business segment.

  . Changes in currency exchange rates are estimated to have reduced consolidated net sales by nearly 1 percent in the first quarter of 1997.

Gross profit increased 6.2 percent in absolute terms, and from 36.5 percent to 38.3 percent as a percentage of sales. Operating profit improved 10.3 percent in absolute terms, and from 15.4 percent to 16.8 percent as a percentage of net sales. Despite the lower selling prices, these margin improvements were achieved as a result of the sales volume increases, manufacturing efficiencies, lower pulp costs and merger-related cost savings. Excluding the divested businesses, operating profit increased nearly 13 percent.

  . Cost reductions and manufacturing efficiencies were achieved in North America, primarily in the personal care businesses.

  . Except for the newsprint and the away-from-home tissue businesses, operating results improved in nearly all North America businesses.

  . General expenses were higher partially as a result of business expansions in Latin/South America, Europe and Asia. As a percentage of sales, the 1997 general expense level remains consistent with the full year 1996.

  . Changes in currency exchange rates did not have a material effect on consolidated operating profit in the first quarter of 1997.



By Geography
($ Millions)



                                           % Change   % of 1997
NET SALES                            1997  vs. 1996  Consolidated
-----------------------------------------------------------------

North America..................   $2,251.9   + 1.8%       69.6%
Outside North America..........    1,079.9   + 1.5        33.4
Adjustments....................      (94.2)               (3.0)
                                  --------               -----

Consolidated...................   $3,237.6   + 1.1%      100.0%
                                  ========               =====




                                                                 % Return on Sales
                                           % Change   % of 1997  -----------------
OPERATING PROFIT                    1997   vs. 1996 Consolidated    1997   1996
----------------------------------------------------------------------------------
North America..................   $ 455.4    + 4.2%     83.7%       20.2%   19.8%
Outside North America..........      90.0    +32.7      16.5         8.3     6.4
Adjustments....................      (1.1)               (.2)
                                  -------              -----

Consolidated...................   $ 544.3    +10.3%    100.0%       16.8%   15.4%
                                  =======              =====




  . Excluding the divested businesses, operating profit outside North America improved 38.5 percent.

  . Operating profit in Europe increased significantly due to lower pulp costs, sales volume increases for both disposable diapers and consumer tissue products, merger synergies and slightly lower marketing costs.

  . Operating profit was higher in Latin/South America, primarily as a result of business expansion in Brazil in July 1996.

Additional Income Statement Commentary:

  . The decline in interest expense was primarily the result of lower average debt levels.

  . The effective income tax rate decreased to 33.0 percent from 35.0 percent in the prior year and is expected to remain at 33.0 percent for the balance of 1997. The lower effective tax rate is primarily due to additional tax planning opportunities, some of which arose from the merger.

  . The 6.9 percent decline in the Corporation's share of net income of equity companies is principally due to lower earnings at the Corporation's Mexican affiliate, Kimberly-Clark de Mexico, S.A. de C.V., where earnings continue to be depressed by the adverse economic conditions in Mexico. Although sales volumes have increased from last year, sales and operating margins have declined due to lower selling prices and a shift in the sales mix to lower priced products. In addition, the comparison of equity company results was negatively affected by a $2.0 million nonoperating gain in 1996 from the remeasurement of U.S. dollar denominated liabilities at the Mexican affiliate.

  . A two-for-one split of the Corporation's common stock occurred, effective April 2, 1997. All per share amounts have been adjusted to give effect to the stock split.

  . On March 27, 1997, the Corporation sold its Coosa Pines, Alabama newsprint and pulp manufacturing operations, together with related woodlands, to Alliance Forest Products Inc., a publicly held Canadian corporation, for approximately $600 million. In the first quarter of 1997, in accordance with SFAS 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of', the Corporation recorded impairment losses on the planned disposal of a pulp manufacturing mill in Miranda, Spain; a recycled fiber facility in Oconto Falls, Wisconsin; and a tissue converting facility in Yucca, Arizona; and on an integrated pulp making facility at Everett, Washington. These impairment losses totaled $111.5 million before income tax benefits. APB 16, 'Business Combinations', requires that certain transactions occurring or planned to occur within two years following a business combination that was accounted for as a pooling of interests be reported as extraordinary items. Because the Scott merger occurred on December 12, 1995, in a pooling of interests transaction, the above described transactions have been aggregated and reported as an extraordinary gain totaling $4.8 million, net of applicable income taxes of $16.0 million. The high effective income tax rate on the extraordinary item is due to income tax loss carryforwards in Spain which precluded the current recognition of the income tax benefit on the Miranda impairment loss. The extraordinary gain was equal to $.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

 . Cash provided from operations in the first quarter of 1997 increased
  $150.5 million compared with the first quarter of 1996, primarily as a result of the increase in net income, a lower investment in working capital and lower cash payments related to the 1995 charge for the estimated costs of the Scott merger, for restructuring the combined operations and other unusual items (the 'one-time charge').

 . The cash provided by operations plus the proceeds from the sale of the Coosa operations and woodlands enabled the Corporation to reduce its outstanding debt to $2,059.7 million, a reduction of more than $250 million from the year-end 1996 level.

 . During the first quarter of 1997, the Corporation repurchased 5 million shares of its common stock for approximately $250 million.

 . Cash and cash investments increased $77.9 million during the first quarter.

 . The first quarter earnings, lower debt levels and repurchase of treasury shares combined to produce a ratio of total debt to capital of 30.5 percent at March 31, 1997 compared with 32.9 percent at December 31, 1996. This ratio is consistent with the Corporation's objective of maintaining a total debt to capital ratio in the range of 30 to 40 percent.

 . At December 31, 1996, $423.1 million of the one-time charge remained to be utilized. During the first quarter of 1997, approximately $50 million of cash payments were charged to the reserve related to the one-time charge. The remaining reserves for the restructuring and other unusual charges are estimated to be adequate to cover the planned actions contemplated in the one-time charge.

 . On February 25, 1997, the Corporation announced its intention to sell its pulp manufacturing facilities in Terrace Bay, Ontario; New Glasgow, Nova Scotia; and Miranda, Spain. The Terrace Bay and New Glasgow facilities are expected to be sold at a gain which will be recorded when such facilities are sold. As previously mentioned, the Miranda facility was deemed to be an impaired asset and was written down.



OUTLOOK

The Corporation is implementing the final phase of its transition from a diversified paper company to a global consumer products company.
Management believes that its strategies for product innovation, global expansion of its core businesses and divestiture of noncore operations will enable the Corporation to achieve this goal. The Corporation made progress in all these areas during the first quarter of 1997- - it introduced a consumer-preferred hook and loop fastening system on Huggies UltraTrim diapers in North America, purchased the Monbebe diaper business in Spain and Portugal and realized approximately $600 million from the sale of the Coosa operations and woodlands.

The sale of Coosa is expected to have a negative pro-forma impact on 1997 earnings per share of approximately 3 cents, assuming the after-tax proceeds are used to repurchase additional shares of the Corporation's common stock. Additionally, second quarter results may be adversely affected by softness in the Corporation's away-from-home business and economic conditions in Mexico. However, management expects sales and earnings to improve in the second half of the year.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In February 1997, the FASB issued SFAS 128, 'Earnings per Share,' which will become effective at year-end 1997. Early adoption of the standard is not permitted. The pro-forma Basic Earnings per Share calculated pursuant to SFAS 128 for the first quarter of 1997 would be the same as reported Earnings per Share, and the pro-forma Diluted Earnings per Share calculated pursuant to SFAS 128 would not be materially lower than reported Earnings per Share.

ENVIRONMENTAL MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business or results of operations.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward-looking and is based on various assumptions. Such information includes, without limitation, the business outlook, anticipated financial and operating results and contemplated transactions of the Corporation, the Corporation's estimated effective income tax rate in 1997, and the status and adequacy of the Corporation's restructuring and other unusual accruals at March 31, 1997. These forward-looking statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of Part I, Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 entitled 'Factors That May Affect Future Results.'



                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

With respect to the West Virginia tobacco litigation described in Item 3 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, on March 31, 1997, the court granted the Corporation's motion to dismiss the remaining antitrust and consumer protection claims. The State is appealing the court's ruling.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1997 Annual Meeting of Stockholders was convened at 11:00 a.m. on Thursday, April 17, 1997, at the Corporation's World Headquarters, 351 Phelps Drive, Irving, Texas. Represented at the meeting in person or by proxy were 506,548,146 shares of common stock, or 90.3% of all shares of common stock outstanding.

The following directors were elected to three-year terms expiring in 2000:
 William O. Fifield, Wayne R. Sanders, Wolfgang R. Schmitt and Randall L. Tobias. Of the shares represented at the meeting, at least 98.3% voted for each nominee, and 1.7% withheld authority to vote.

The Corporation's other directors are John F. Bergstrom, Pastora San Juan Cafferty, Paul J. Collins, Robert W. Decherd, Claudio X. Gonzalez, Louis E. Levy, Frank A. McPherson and Linda Johnson Rice.

In addition to the election of directors, the stockholders approved the selection of Deloitte & Touche LLP as the independent auditors for the Corporation. Of the shares represented at the meeting, 99.5% voted for such selection, .1% voted against and .4% abstained or did not vote.

The stockholders also approved certain amendments to the Corporation's 1992 Equity Participation Plan. Of the shares represented at the meeting, 89.7% voted for such amendments, 9.5% voted against and .8% abstained or did not vote.

The stockholders also approved an amendment to the Corporation's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 600,000,000 to 1,200,000,000. Of the shares represented at the meeting, 96.7% voted for such amendment, 2.3% voted against and 1.0% abstained or did not vote. Of the shares outstanding and entitled to vote thereon, 87.4% voted for such amendment, 2.1% voted against and 10.5% abstained or did not vote.

ITEM 6.  EXHIBITS AND REPORTS ON  FORM 8-K.

(a) Exhibits

     (3)a Restated Certificate of Incorporation, dated December 12, 1995, incorporated by reference to Exhibit No. (3) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

     (3)b Certificate of Correction of the Restated Certificate of Incorporation, dated February 12, 1997, incorporated by reference to Exhibit No. 4.2 of the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 2, 1997 (File No. 33-49050).

     (3)c Certificate of Amendment of the Restated Certificate of Incorporation, dated April 17, 1997, incorporated by reference to Exhibit No. 4.3 of the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 2, 1997 (File No. 33-49050).

     (3)d By-Laws, as amended November 22, 1996, incorporated by reference to Exhibit No. 4.2 of the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 6, 1996 (File No. 33-17367).

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

          Alternative computations of "primary" and "fully diluted" net income per share amounts for 1997 and 1996 assume the exercise of outstanding stock options using the "treasury stock method." There is no significant difference between net income per share presented in Item 1 and net income per share calculated on a "primary" and "fully diluted" basis for the first quarter of 1997 and 1996.

     (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:


                  KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                  ($ MILLIONS)



                                                   Three Months Ended March 31
                                                   ---------------------------
                                                             1997      1996
------------------------------------------------------------------------------
     Consolidated Companies

       Income before income taxes  ...................     $518.3      $448.5
       Interest expense  .............................       43.3        51.6
       Interest factor in rent expense  ..............       12.5         8.1
       Amortization of capitalized interest  .........        2.2         2.2

     Equity Affiliates

       Share of 50%-owned:
         Income before income taxes ..................       13.4         9.6
         Interest expense ............................        1.9         2.2
         Interest factor in rent expense .............         .2          .2
         Amortization of capitalized interest ........         .2          .2
                                                           ------      ------

     Earnings ........................................     $592.0      $522.6
                                                           ======      ======


     Consolidated Companies

       Interest expense  .............................     $ 43.3      $ 51.6
       Capitalized interest  .........................        4.5         2.2
       Interest factor in rent expense  ..............       12.5         8.1

     Equity Affiliates

       Share of 50%-owned:
         Interest expense and capitalized interest....        1.9         2.2
         Interest factor in rent expense..............         .2          .2
                                                           ------      ------

     Fixed charges....................................     $ 62.4      $ 64.3
                                                           ======      ======

          Ratio of earnings to fixed charges .........       9.49        8.13
                                                           ======      ======



     (27) The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.

(b)  Reports on Form 8-K

On April 24, 1997, the Corporation filed a Current Report on Form 8-K reporting its Business Segment Analysis for the three months ended March 31, 1997.



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





                                 KIMBERLY-CLARK CORPORATION
                                         (Registrant)





                                 By:   /s/ John W. Donehower
                                     ----------------------------

                                    John W. Donehower
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (principal financial officer)





                                 By:   /s/ Randy J. Vest
                                    -----------------------------
                                    Randy J. Vest
                                    Vice President and Controller
                                    (principal accounting officer)



May  9, 1997