Form 10-Q
period 1997-06-30
KIMBERLY CLARK CORP
filed 1997-08-07
CIK 55785

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Yes    X  .  No       .


As of August 4, 1997, 556,693,095 shares of the Corporation's common stock were outstanding.

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                       Three Months                    Six Months
                                                       Ended June 30                  Ended June 30
                                                   ---------------------         ---------------------
(Millions of dollars except per share amounts)       1997         1996             1997          1996
----------------------------------------------------------------------------------------------------------------

Net Sales ....................................     $3,124.3     $3,347.7         $6,361.9     $6,549.8
    Cost of products sold  ...................      1,932.1      2,093.4          3,928.7      4,127.4
                                                   --------     --------         --------     --------

    Gross Profit .............................      1,192.2      1,254.3          2,433.2      2,422.4
    Advertising, promotion and selling
        expenses .............................        485.5        565.2            983.8      1,065.3
    Research expense  ........................         50.3         51.4             99.0         97.0
    General expense  .........................        162.0        149.5            311.7        278.6
                                                   --------     --------         --------     --------

Operating Profit .............................        494.4        488.2          1,038.7        981.5
    Interest income  .........................         10.0          7.2             18.6         14.7
    Interest expense .........................        (40.0)       (50.5)           (83.3)      (102.1)
    Other income (expense), net  .............           .9         73.1              9.6         72.4
                                                   --------     --------         --------     --------


Income Before Income Taxes ...................        465.3        518.0            983.6        966.5
    Provision for income taxes  ..............        153.6        181.4            324.6        338.3
                                                   --------     --------         --------     --------

Income Before Equity Interests ...............        311.7        336.6            659.0        628.2
    Share of net income of equity companies ..         51.2         37.9             83.7         72.8
    Minority owners' share of subsidiaries'
        net income ...........................        (12.1)        (9.8)           (27.7)       (21.5)
                                                   --------     --------         --------     --------

Income Before Extraordinary Gains ............        350.8        364.7            715.0        679.5
    Extraordinary gains, net of income taxes .         12.7            -             17.5            -
                                                   --------     --------         --------     --------

Net Income....................................    $   363.5    $   364.7        $   732.5    $   679.5
                                                  =========    =========        =========    =========


Per Share Basis:
    Income before extraordinary gains ........    $     .63    $     .64        $    1.28    $    1.20
Extraordinary gains, net of income taxes......          .02            -              .03            -
                                                  ---------    ---------        ---------    ---------

    Net Income ...............................    $     .65    $     .64        $    1.31    $    1.20
                                                  =========    =========        =========    =========


    Cash Dividends Declared ..................    $     .24    $     .23        $     .48    $     .46
                                                  =========    =========        =========    =========


Unaudited

See Notes to Financial Statements.


CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                         June 30,        December 31,
(Millions of dollars)                                       1997             1996
-------------------------------------------------------------------------------------

ASSETS

Current Assets
   Cash and cash equivalents ...................      $      90.0    $       83.2
   Accounts receivable .........................          1,602.5         1,660.9
   Inventories .................................          1,319.9         1,348.3
   Other current assets ........................            295.0           446.8
                                                      -----------    ------------

      Total Current Assets .....................          3,307.4         3,539.2

Property .......................................         10,272.0        11,927.2
   Less accumulated depreciation ...............          4,290.4         5,113.9
                                                      -----------    ------------

      Net Property .............................          5,981.6         6,813.3

Investments in Equity Companies ................            577.6           551.1

Goodwill, Deferred Charges and Other Assets ....            984.6           942.1

Assets Held for Sale ...........................            275.4               -
                                                      -----------     -----------

                                                      $  11,126.6     $  11,845.7
                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Debt payable within one year ................      $     239.0     $     576.5
   Accounts payable ............................            924.0         1,119.3
   Accrued expenses ............................          1,417.0         1,460.1
   Other current liabilities ...................            537.1           531.0
                                                      -----------     -----------

      Total Current Liabilities ................          3,117.1         3,686.9

Long-Term Debt .................................          1,668.2         1,738.6

Noncurrent Employee Benefit and Other Obligations           888.5           926.1

Deferred Income Taxes ..........................            622.9           762.3

Minority Owners' Interests in Subsidiaries .....            212.4           248.7

Stockholders' Equity ...........................          4,617.5         4,483.1
                                                      -----------     -----------

                                                      $  11,126.6     $  11,845.7
                                                      ===========     ===========



Unaudited

See Notes to Financial Statements.


CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                                 Six Months
                                                                Ended June 30
                                                             ---------------------
 (Millions of dollars)                                         1997        1996
-----------------------------------------------------------------------------------

Operations
   Net Income............................................    $  732.5    $   679.5
   Depreciation..........................................       242.0        279.1
   Deferred income tax provision.........................       218.1         57.9
   Changes in operating working capital..................      (471.3)      (201.3)
   Extraordinary gains, net of income taxes..............       (17.5)           -
   Net gains on asset dispositions.......................           -        (62.9)
   Pension funding (in excess of) less than expense......        (5.0)         4.0
   Other.................................................       (47.3)       (58.7)
                                                             --------    ---------

      Cash Provided by Operations........................       651.5        697.6
                                                             --------    ---------

Investing
   Capital spending......................................      (442.0)      (335.6)
   Acquisition of businesses, net of cash acquired.......       (54.9)       (68.0)
   Disposals of property and businesses..................       742.6        265.5
   Other.................................................       (36.2)          .1
                                                             --------    ---------

      Cash Provided by (Used for) Investing..............       209.5       (138.0)
                                                             --------    ---------
Financing
   Cash dividends paid...................................      (263.9)      (202.3)
   Changes in short-term debt ...........................      (229.9)      (308.5)
   Increases in long-term debt...........................        70.1         19.9
   Decreases in long-term debt...........................      (183.8)      (114.8)
   Proceeds from exercise of stock options...............        32.4        157.9
   Acquisitions of common stock for the treasury.........      (287.4)      (243.9)
   Other.................................................         8.3          6.4
                                                             --------    ---------

      Cash Used for Financing............................      (854.2)      (685.3)
                                                             --------    ---------

Increase (Decrease) in Cash and Cash Equivalents.........    $    6.8    $  (125.7)
                                                             ========    =========





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

2. Share of net income of equity companies for the quarter and six months ended June 30, 1997 includes a net nonoperating gain of $16.3 million, or $.03 per share, primarily related to the sale of a portion of the tissue business of Kimberly-Clark de Mexico, S.A. de C.V. ('KCM'). The sale was required by the Mexican regulatory authorities following the 1996 merger of KCM and Scott Paper Company's ('Scott') former Mexican affiliate.

3. In June 1997, the Corporation sold its interest in Scott Paper Limited ('SPL'), a 50.1 percent-owned Canadian tissue subsidiary. The sale resulted in a gain of $12.7 million, or $.02 per share, which has been reported as an extraordinary item.

     In March 1997, the Corporation sold its Coosa Pines, Alabama, newsprint and pulp manufacturing mill, together with related woodlands. In the first quarter of 1997, the Corporation recorded impairment losses on the planned sales of a pulp manufacturing mill in Miranda, Spain; a recycled fiber facility in Oconto Falls, Wisconsin; and a tissue converting facility in Yucca, Arizona; and on an integrated pulp making facility in Everett, Washington. These first quarter 1997 transactions were aggregated and reported together with the SPL gain as extraordinary gains totaling $17.5 million, or $.03 per share, for the six months ended June 30, 1997.

4. Other income (expense), net for the quarter and six months ended June 30, 1996 includes net gains of approximately $70 million in asset disposals. The net gains relate to the divestiture of the former Scott baby wipes and certain facial tissue businesses in the U.S., as required to meet regulatory requirements for the 1995 merger of Kimberly-Clark and Scott, and the sale of the Corporation's remaining 20 percent interest in Midwest Express Airlines. The net income effect of these gains was $.08 per share.

5. The average number of common shares outstanding for the six months ended June 30, 1997 and 1996 was 560.1 million and 564.0 million, respectively. The number of common shares outstanding as of June 30, 1997 and 1996 was
     559.3 million and 563.3 million, respectively.

6. The following schedule details inventories by major class as of June 30, 1997 and December 31, 1996:


                                                     June 30,    December 31,
     (Millions of dollars)                             1997          1996
-----------------------------------------------------------------------------


      At lower of cost on the First-In,
        First-Out (FIFO) method or market:
          Raw materials ........................... $  346.5       $  363.7
          Work in process .........................    208.0          219.7
          Finished goods ..........................    820.3          803.6
          Supplies and other ......................    183.7          201.7
                                                    --------       --------
                                                     1,558.5        1,588.7
        Excess of FIFO cost over Last-In,
          First-Out (LIFO) cost  ..................   (238.6)        (240.4)
                                                    --------       --------
          Total  .................................. $1,319.9       $1,348.3
                                                    ========       ========



Unaudited

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Corporation for the periods covered.

RESULTS OF OPERATIONS:
   Second Quarter of 1997 Compared With Second Quarter of 1996


By Business Segment
($ Millions)

                                           % Change     % of 1997
Net Sales                           1997   vs. 1996   Consolidated
-------------------------------------------------------------------

Personal Care Products.........   $1,325.1   +10.6%       42.3%
Tissue-Based Products..........    1,633.0   -15.1        52.3
Newsprint, Paper and Other.....      176.8   -28.5         5.7

Adjustments....................      (10.6)                (.3)
                                  --------               -----

Consolidated...................   $3,124.3   - 6.7%      100.0%
                                  ========               =====





                                          % Change      % of 1997   % Return on Sales
                                                                    -----------------
Operating Profit                   1997     vs. 1996  Consolidated  1997        1996
-------------------------------------------------------------------------------------
Personal Care Products ........   $ 249.3     +36.2%      50.4%     18.8%       15.3%
Tissue-Based Products .........     206.8     -18.3       41.8      12.7        13.2
Newsprint, Paper and Other ....      43.9     -30.9        8.9      24.8        25.7

Adjustments....................      (5.6)                (1.1)
                                  -------                -----

Consolidated...................   $ 494.4     + 1.3%     100.0%     15.8%      14.6%
                                  =======                =====





Commentary:

Net sales declined 6.7 percent principally because of the loss of revenues from businesses that were divested in 1996 to satisfy U.S. and European regulatory requirements associated with the Scott Paper Company ('Scott') merger transaction (the former Scott baby wipes and certain tissue businesses) and businesses that were sold in 1997 (the Corporation's 50.1 percent interest in Scott Paper Limited ('SPL'), a Canadian tissue business, and a newsprint and pulp manufacturing operation at Coosa Pines, Alabama ('Coosa')). Excluding the second quarter sales of these businesses in both years ($62.1 million in 1997 and $257.7 million in 1996), consolidated net sales were down approximately 1 percent, but sales volumes increased nearly 2 percent. The following sales comparisons exclude divested businesses.

  . Worldwide sales of personal care products increased more than 14 percent, and sales volumes grew almost 19 percent. Important contributors to the improved sales volumes were training and youth pants, disposable diapers, wet wipes and professional health care products in North America and disposable diapers in Europe and Latin America. Acquisitions in France, Spain and Brazil contributed to the diaper volume increase.

  .  Sales volumes of tissue-based products were down 9 percent worldwide.
     Sales volumes of both consumer tissue and away-from-home products in North America declined approximately 4 percent compared to the second quarter of 1996. Sales volumes for these products in Europe were down significantly when compared to the exceptionally strong sales volumes in the second quarter of 1996.
  . On an overall basis, selling prices were approximately 1 percent lower than in the second quarter of 1996.
  . Changes in currency exchange rates reduced consolidated net sales approximately 2 percent in the second quarter of 1997.

Gross profit declined 5.0 percent in absolute terms, but improved to 38.2 percent from 37.5 percent as a percentage of sales. Operating profit improved
1.3 percent in absolute terms, and to 15.8 percent from 14.6 percent as a percentage of net sales. Despite the lower selling prices, the operating margin improvement was achieved as a result of the sales volume increases, manufacturing efficiencies, lower pulp costs, merger synergies and reduced promotion expense. Excluding the divested businesses, operating profit increased nearly 8 percent.

  . Cost reductions and manufacturing efficiencies were achieved in the North American personal care businesses.
  . Operating profit for the North American away-from-home business declined approximately $35 million reflecting strategic changes in the combination of Kimberly-Clark's and Scott's away-from-home businesses. The changes are intended to improve the profitability of this business over the long-term by focusing on value-added, branded strategies. In the near-term, however, the transition has resulted in lower sales and higher costs, with a negative impact on operating profit.
  . North American tissue businesses and certain personal care businesses had lower promotion expenses in connection with the lower selling prices. In addition, divested businesses had a favorable effect on the year-to-year marketing cost comparison.
  . General expenses were higher principally as a result of business expansions outside North America.
  . Changes in currency exchange rates reduced consolidated operating profit approximately 1 percent in the second quarter of 1997.


By Geography
($ Millions)

                                     % Change    % of 1997
Net Sales                    1997    vs. 1996   Consolidated
------------------------------------------------------------
North America.............  $2,107.4  -5.9%     67.5%
Outside North America.....   1,092.6  -8.6      35.0
Adjustments...............     (75.7)           (2.5)
                            --------           -----

Consolidated..............  $3,124.3  -6.7%    100.0%
                            ========           =====








                                     % Change        % of 1997     % Return on Sales
                                                                   ------------------
Operating Profit             1997    vs. 1996 (a)  Consolidated     1997     1996 (a)
-------------------------------------------------------------------------------------

North America.............  $409.7    +1.7%          82.8%         19.4%     18.0%
Outside North America.....    90.3    -6.9           18.3           8.3       8.1
Adjustments...............    (5.6)                  (1.1)
                            ------                  -----

Consolidated..............  $494.4    +1.3%         100.0%         15.8%     14.6%
                            ======                  =====




(a) Certain 1996 data has been reclassified to conform to the 1997 presentation.

Commentary:
  . Excluding the divested businesses, operating profit improved 6.9 percent in North America and 3.1 percent outside North America.
  . Operating profit in Europe decreased due to the decline in sales volumes of tissue-based products offset, in part, by sales volume increases for disposable diapers, lower pulp costs, merger synergies and reduced promotion expense.
  . Operating profit was higher in Latin America, primarily as a result of business expansion in Brazil in July 1996.

Additional Income Statement Commentary:
  .  The decline in interest expense is attributable to lower average debt levels.
  . Other income in 1996 includes a net pretax gain of approximately $70 million related to the divestiture of businesses to meet the U.S. regulatory requirements for the Scott merger, and the sale of the Corporation's remaining 20 percent interest in Midwest Express Holdings, Inc., the parent company of Midwest Express Airlines, Inc. These transactions resulted in an after-tax gain of $.08 per share.
  . The effective income tax rate decreased to 33.0 percent from 35.0 percent in the prior year and is expected to remain at or below 33.0 percent for the balance of 1997. The lower effective tax rate is primarily due to additional tax planning opportunities, some of which arose from the Scott merger.
  . The Corporation's 1997 share of net income of equity companies includes a net nonoperating gain of $16.3 million, equal to $.03 per share, comprised primarily of a gain from the sale of a portion of the tissue business of Kimberly-Clark de Mexico, S.A. de C.V. ('KCM'). The Mexican Federal Commission of Competition required the sale in connection with its approval
     of KCM's 1996 merger with Scott's former Mexican affiliate.   Excluding the
     net gain, the Corporation's share of equity company net income declined 7.9 percent. The decline is attributable to KCM where sales and earnings continue to be depressed by adverse economic conditions in Mexico.
     Although second quarter 1997 earnings at KCM were lower than a year ago, they were higher than the first quarter of 1997.

  . On June 6, 1997, the Corporation completed the sale of its interest in SPL to Kruger Inc., a Canadian paper and forest products company, for approximately $127 million. APB 16, 'Business Combinations', requires that certain transactions occurring within two years following a business combination that was accounted for as a pooling of interests, and that were not planned at the date of combination, be reported as extraordinary items. Because the Scott merger occurred on December 12, 1995, in a pooling of interests transaction, the gain on the SPL sale has been reported as an extraordinary gain totaling $12.7 million, net of applicable income taxes of $22.4 million. The high effective income tax rate on the extraordinary item is due to the tax basis in SPL being substantially lower than the carrying amount of the investment in the financial statements. The extraordinary gain was equal to $.02 per share.
  . Excluding the Corporation's share of the previously discussed gain on the sale of a portion of the tissue business of KCM, the extraordinary gain on the sale of SPL and the 1996 gains on asset disposals, net income per share for the second quarter of 1997 increased 7.1 percent to $.60 from $.56 in the second quarter of 1996.

RESULTS OF OPERATIONS:
  First Six Months of 1997 Compared With First Six Months of 1996




By Business Segment
($ Millions)

                                       % Change     % of 1997
Net Sales                       1997   vs. 1996   Consolidated
---------------------------------------------------------------------
Personal Care Products....   $2,587.8   +10.5%      40.7%
Tissue-Based Products.....    3,398.0    -9.1       53.4
Newsprint, Paper and Other      401.3   -20.6        6.3

Adjustments...............      (25.2)               (.4)
                             --------              -----

Consolidated..............   $6,361.9   -2.9%      100.0%
                             ========              =====



                                      % Change    % of 1997         % Return on Sales
                                                                   ------------------
Operating Profit              1997    vs. 1996   Consolidated        1997       1996
-------------------------------------------------------------------------------------
Personal Care Products ..  $   500.1   +37.2%      48.1%            19.3%      15.6%
Tissue-Based Products ...      460.6   -11.9       44.3             13.6       14.0
Newsprint, Paper and Other      84.7   -27.9        8.2             21.1       23.3

Adjustments..............       (6.7)               (.6)
                           ---------              -----

Consolidated.............  $ 1,038.7   + 5.8%     100.0%            16.3%      15.0%
                           =========              =====





Commentary:

Net sales declined 2.9 percent because of the loss of revenues from the businesses that were divested in 1996 to satisfy U.S. and European regulatory requirements associated with the Scott merger and businesses that were sold in 1997. Excluding the six-month sales of these businesses in both years ($259.0 million in 1997 and $527.0 million in 1996), consolidated net sales increased
1.3 percent, and sales volumes increased 6.2 percent. The following sales comparisons exclude divested businesses.

  . Worldwide sales of personal care products increased more than 14 percent, and sales volumes grew almost 19 percent. Important contributors to the improved sales volumes were training and youth pants, disposable diapers, wet wipes, professional health care products, and feminine care and adult care products in North America and disposable diapers in Europe and Latin America. Acquisitions in France, Spain and Brazil contributed to the diaper volume increase.
  . Despite higher sales volumes of tissue-based products in the U.S., Latin America and the Asia/Pacific region, worldwide sales volumes of these products declined about 1 percent due to exceptionally strong sales volumes in Europe in 1996.
  . On an overall basis, selling prices were approximately 3 percent lower than in the first six months of 1996, with North American consumer tissue experiencing the largest decline.

  . Changes in currency exchange rates reduced consolidated net sales approximately 1.5 percent in the first six months of 1997.

Gross profit improved .4 percent in absolute terms, and to 38.2 percent from
37.0 percent as a percentage of sales. Operating profit improved 5.8 percent in absolute terms, and to 16.3 percent from 15.0 percent as a percentage of net sales. Despite the lower selling prices, these margin improvements were achieved as a result of the sales volume increases, manufacturing efficiencies, lower pulp costs, merger synergies and reduced promotion expense. Excluding the divested businesses, operating profit increased nearly 13 percent.

  . Cost reductions and manufacturing efficiencies were achieved in the North American personal care businesses.
  . Operating profit for the North American away-from-home business declined approximately $52 million reflecting the near-term negative effects of the previously described strategic changes in the combination of Kimberly-Clark's and Scott's away-from-home businesses.
  . Divested businesses had a favorable effect on the year-to-year marketing cost comparison.
  . General expenses were higher principally as a result of business expansions outside North America.
  . Changes in currency exchange rates had no significant effect on consolidated operating profit in the first six months of 1997.


By Geography
($ Millions)

                                      % Change      % of 1997
Net Sales                     1997    vs. 1996    Consolidated
-------------------------------------------------------------
North America.............  $ 4,359.3  -2.1%        68.5%
Outside North America.....    2,172.5  -3.8         34.1
Adjustments...............     (169.9)              (2.6)
                            ---------              -----

Consolidated..............  $ 6,361.9  -2.9%       100.0%
                            =========              =====







                                     % Change         % of 1997     % Return on Sales
                                                                   -------------------
Operating Profit             1997    vs. 1996 (a)   Consolidated    1997       1996(a)
--------------------------------------------------------------------------------------
North America.............  $  865.1  +2.3%          83.2%          19.8%      19.0%
Outside North America.....     180.3  +13.3          17.4            8.3        7.0
Adjustments...............      (6.7)                 (.6)
                            --------                -----

Consolidated..............  $1,038.7  + 5.8%        100.0%          16.3%      15.0%
                            ========                =====





(a) Certain 1996 data has been reclassified to conform to the 1997 presentation.

Commentary:
  . Excluding the divested businesses, operating profit improved 8.6 percent in North America and 22.7 percent outside North America.
  . Operating profit in Europe increased due to the sales volume increases for disposable diapers, lower pulp costs, merger synergies and reduced promotion expense offset, in part, by the previously mentioned lower sales volumes of tissue-based products .
  . Operating profit was higher in Latin America, primarily as a result of business expansion in Brazil in July 1996.

Additional Income Statement Commentary:
 . The decline in interest expense is attributable to lower average debt levels. . Other income in 1996 includes a net pretax gain of approximately $70 million from the previously mentioned regulatory divestitures and the sale of the Corporation's remaining 20 percent interest in Midwest
  Express Holdings, Inc.
 . Excluding the Corporation's share of the previously discussed gain on the sale of a portion of the tissue business of KCM, the extraordinary gain on the sale of the Corporation's interest in SPL, the first quarter 1997 extraordinary gain on the sale of Coosa of $.01 per share and the 1996 gains on asset disposals, net income per share for the first six months of 1997 increased 11.6 percent to $1.25 from $1.12 for the first six months of 1996.

  LIQUIDITY AND CAPITAL RESOURCES

 . Cash provided by operations in the first six months of 1997 was $651.5 million compared with $697.6 million in the first six months of 1996, a year-to-year decrease of $46.1 million. Net income plus non-cash charges included in net income increased to $1.1 billion in 1997 compared with $.9 billion in 1996. The Corporation invested more than $470 million in operating working capital in 1997 compared with approximately $200 million in 1996. Major uses of cash were higher tax payments arising, in part, from the Coosa and SPL sales, restructuring related payments and lower accounts payable.
 . At December 31, 1996, $423.1 million of the 1995 charge for the estimated costs of the Scott merger, for restructuring the combined operations and other unusual items (the ''one-time charge'') remained to be utilized. During the first six months of 1997, approximately $100 million of cash payments were charged to the reserves related to the one-time charge. The remaining reserves for restructuring and other unusual charges are estimated to be adequate to cover the planned actions contemplated in the one-time charge.
 . The cash provided by operations plus the proceeds from the sales of Coosa and SPL enabled the Corporation to reduce its outstanding debt to $1,907.2 million, a reduction of more than $400 million from the year-end 1996 level.
 . During the first six months of 1997, the Corporation repurchased 5.6 million shares of its common stock, including .6 million shares in the second quarter, at a total cost of nearly $280 million. The board of directors recently authorized the repurchase of an additional 2 million shares, raising the remaining authority for share repurchases to 7.8 million.
 . The first six months earnings, lower debt levels and repurchase of treasury shares combined to produce a ratio of total debt to capital of 28.3 percent at June 30, 1997 compared with 32.9 percent at December 31, 1996. The Corporation's objective is to maintain a total debt to capital ratio in the range of 30 to 40 percent.
 . The Corporation anticipates that it will continue to generate significant cash flow from operations. It also anticipates no difficulty in issuing debt in view of its excellent credit rating. Cash flow from operations plus the ability to issue both short-term and long-tem debt are believed to be sufficient to fund capital expenditures, pay dividends, meet debt maturity requirements, fund business acquisitions and continue to meet the Corporation's announced stock repurchase goals.

ENVIRONMENTAL MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business or results of operations.


ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In February 1997, the FASB issued SFAS 128, 'Earnings per Share,' which will become effective at year-end 1997. Early adoption of the standard is not permitted. The pro-forma Basic Earnings per Share calculated pursuant to SFAS 128 for the second quarter and first six months of 1997 would be the same as reported Earnings per Share, and the pro-forma Diluted Earnings per Share calculated pursuant to SFAS 128 would not be materially lower than reported Earnings per Share.

In June 1997, the FASB issued SFAS 130, 'Reporting Comprehensive Income' and SFAS 131, 'Disclosures about Segments of an Enterprise and Related Information'. Both standards become effective in 1998. Early adoption of SFAS 130 is permitted, and early adoption of SFAS 131 is encouraged. The effects of both of these standards on the Corporation are currently being determined.


OUTLOOK

Based on current business trends, management of the Corporation expects earnings per share from operations for the second half of 1997 will likely be in the same 'ballpark' as the first half of the year.

In comparison with 1996, the Corporation's personal care businesses, particularly in North America and Latin America, are expected to continue to perform well. However, management's current view is that these positives will be offset by other factors. It is expected that results in the second half of 1997 will continue to be constrained by the conditions which are adversely affecting the Corporation's away-from-home operations and KCM. Further, operating profits in Europe may be impacted by price competition, which has recently intensified in several key consumer and away-from-home tissue markets, and by a step-up in advertising spending to support the launch of new and improved feminine care products.

These negative issues are considered to be primarily transitional in nature. Management is taking steps to focus on profitable growth and reduce costs in the Corporation's away-from-home business, and KCM is showing signs of modest improvement. Management is also aggressively pursuing the sale of the Corporation's pulp operations in Terrace Bay, Ontario, New Glasgow, Nova Scotia and Miranda, Spain, which, as previously announced, are expected to be completed by mid-1998.

As a result of these actions, earnings momentum is expected to become more positive in the fourth quarter of this year. Management continues to believe the Corporation has excellent potential for growth in its global markets and that it has the strategies in place to achieve its 'stretch' objective of doubling earnings from operations of $1.93 per share in 1995 to at least $3.86 per share in the year 2000.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward looking and is based on various assumptions. Such information includes, without limitation, the business outlook, future capital resources, anticipated financial and operating results and contemplated transactions of the Corporation, the Corporation's estimated effective income tax rate in 1997, and the status and adequacy of the Corporation's remaining reserves for restructuring and other unusual charges at June 30, 1997. These forward-looking statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of
Part I, Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 entitled 'Factors That May Affect Future Results.'

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

Litigation


Beginning in May 1997, numerous lawsuits have been filed in state and federal courts against the Corporation and other manufacturers of sanitary paper products sold in the away-from-home market. Plaintiffs, being direct and indirect purchasers of such products, allege that, beginning in 1993, defendants conspired to fix the prices for these products, causing plaintiffs to pay artificially inflated prices. Treble damages in an unspecified amount are being sought. Defendants have filed a motion to remove the state cases to federal court and a petition to consolidate the federal cases in multi-district litigation.


Item 6.  Exhibits and Reports on  Form 8-K.

(a)  Exhibits

     (3)a Restated Certificate of Incorporation, dated June 12, 1997.

     (3)b By-Laws, as amended November 22, 1996, incorporated by reference to Exhibit No. 4.2 of the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 6, 1996 (File No. 33-17367).

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

          Alternative computations of "primary" and "fully diluted" net income per share amounts for 1997 and 1996 assume the exercise of outstanding stock options using the "treasury stock method." There is no significant difference between net income per share presented in Item 1 and net income per share calculated on a "primary" and "fully diluted" basis for the second quarter and first six months of 1997 and 1996.

     (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:


                KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
             Computation of Ratio of Earnings to Fixed Charges
                                    ($ Millions)



                                                      Six Months Ended June 30
                                                      ------------------------
                                                          1997          1996
          --------------------------------------------------------------------
          Consolidated Companies

             Income before income taxes  .............   $  983.6    $  966.5
             Interest expense  .......................       83.3       102.1
             Interest factor in rent expense  ........       24.8        13.6
             Amortization of capitalized interest  ...        4.3         4.2

          Equity Affiliates

             Share of 50%-owned:
               Income before income taxes ............       27.8        20.1
               Interest expense ......................        3.7         4.7
               Interest factor in rent expense .......         .3          .4
               Amortization of capitalized interest ..         .4          .4
             Distributed income of less than 50%-owned       15.7        12.2
                                                         --------    --------

          Earnings ...................................   $1,143.9    $1,124.2
                                                         ========    ========


          Consolidated Companies

             Interest expense  .......................   $   83.3    $  102.1
             Capitalized interest  ...................        9.7         8.0
             Interest factor in rent expense  ........       24.8        13.6

          Equity Affiliates

             Share of 50%-owned:
               Interest expense and capitalized interest      3.7         4.7
               Interest factor in rent expense........         .3          .4
                                                         --------    --------

          Fixed charges...............................   $  121.8    $  128.8
                                                         ========    ========


                Ratio of earnings to fixed charges ...       9.39        8.73
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




                                 By: /s/ Randy J. Vest
                                    ------------------------------
                                    Randy J. Vest
                                    Vice President and Controller
                                    (principal accounting officer)



August 7, 1997