Form 10-Q
period 1997-09-30
KIMBERLY CLARK CORP
filed 1997-11-07
CIK 55785

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

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

Yes    X  .  No       .


AS OF NOVEMBER 4, 1997, 547,391,209 SHARES OF THE CORPORATION'S COMMON STOCK WERE OUTSTANDING.

                              PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                Three Months         Nine Months
                                             Ended September 30   Ended September 30
(Millions of dollars except per share amounts)   1997   1996        1997     1996
------------------------------------------------------------------------------------
NET SALES .............................       $3,095.3 $3,275.7    $9,457.2 $9,825.5
   Cost of products sold ..............        1,937.0  2,019.7     5,865.7  6,147.1
                                              -------- --------    -------- --------

GROSS PROFIT ..........................        1,158.3  1,256.0     3,591.5  3,678.4
   Advertising, promotion and selling
      expenses.........................          482.0    501.9     1,465.8  1,567.2
   Research expense ...................           51.0     50.0       150.0    147.0
   General expense ....................          158.8    158.3       470.5    436.9
                                              -------- --------    -------- --------

OPERATING PROFIT ......................          466.5    545.8     1,505.2  1,527.3
   Interest income ....................            5.9      5.9        24.5     20.6
   Interest expense ...................          (35.0)   (43.0)     (118.3)  (145.1)
   Other income (expense), net ........          (14.5)    34.0        (4.9)   106.4
                                              -------- --------    -------- --------

INCOME BEFORE INCOME TAXES ............          422.9    542.7     1,406.5  1,509.2
   Provision for income taxes .........          139.5    189.9       464.1    528.2
                                              -------- --------    -------- --------

INCOME BEFORE EQUITY INTERESTS ........          283.4    352.8       942.4    981.0
   Share of net income of equity companies        39.1     38.0       122.8    110.8
   Minority owners' share of subsidiaries'
   net income..........................           (6.5)   (13.6)      (34.2)   (35.1)
                                              -------- --------    -------- --------

INCOME BEFORE EXTRAORDINARY GAINS .....          316.0    377.2     1,031.0  1,056.7
   Extraordinary gains, net of income taxes          -        -        17.5        -
                                              -------- --------    --------  -------

NET INCOME.............................       $  316.0 $  377.2    $1,048.5 $1,056.7
                                              ======== ========    ======== ========



PER SHARE BASIS:
   Income before extraordinary gains...       $    .57 $    .67    $   1.85 $   1.87
   Extraordinary gains, net of income taxes          -        -         .03        -
                                              -------- --------    -------- --------

   NET INCOME..........................       $    .57 $    .67    $   1.88 $   1.87
                                              ======== ========    ======== ========



   CASH DIVIDENDS DECLARED.............       $    .24 $    .23    $    .72 $    .69
                                              ======== ========    ======== ========



Unaudited

See Notes to Financial Statements.



CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                    SEPTEMBER 30,    December 31,
(Millions of dollars)                                    1997            1996
---------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...................      $   101.5       $    83.2
   Accounts receivable .........................        1,649.8         1,660.9
   Inventories .................................        1,325.3         1,348.3
   Other current assets ........................          311.8           446.8
                                                      ---------       ---------

      TOTAL CURRENT ASSETS .....................        3,388.4         3,539.2

PROPERTY .......................................       10,298.8        11,927.2
   Less accumulated depreciation ...............        4,276.3         5,113.9
                                                      ---------       ---------

      NET PROPERTY .............................        6,022.5         6,813.3

INVESTMENTS IN EQUITY COMPANIES ................          588.8           551.1

GOODWILL, DEFERRED CHARGES AND OTHER ASSETS ....        1,023.0           942.1

ASSETS HELD FOR SALE ...........................          282.6               -
                                                      ---------       ---------

                                                      $11,305.3       $11,845.7
                                                      =========       =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Debt payable within one year ................      $   698.8        $  576.5
   Accounts payable ............................          921.4         1,119.3
   Accrued expenses ............................        1,403.5         1,460.1
   Other current liabilities ...................          497.7           531.0
                                                      ---------        --------

      TOTAL CURRENT LIABILITIES ................        3,521.4         3,686.9

LONG-TERM DEBT .................................        1,691.1         1,738.6

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS         925.9           926.1

DEFERRED INCOME TAXES ..........................          682.4           762.3

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES .....          214.8           248.7

STOCKHOLDERS' EQUITY ...........................        4,269.7         4,483.1
                                                      ---------       ---------

                                                      $11,305.3       $11,845.7
                                                      =========       =========




Unaudited

See Notes to Financial Statements.


CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                                 Nine Months
                                                              Ended September 30
                                                              --------------------
 (Millions of dollars)                                          1997       1996
----------------------------------------------------------------------------------
OPERATIONS
   Net Income............................................     $1,048.5    $1,056.7
   Depreciation..........................................        361.8       417.1
   Deferred income tax provision.........................        262.6       101.3
   Changes in operating working capital..................       (587.9)     (217.1)
   Extraordinary gains, net of income taxes..............        (17.5)          -
   Net gains on asset dispositions.......................           -        (80.8)
   Pension funding in excess of expense..................         (1.4)      (36.7)
   Other.................................................        (48.6)      (82.2)
                                                              --------    --------

      CASH PROVIDED BY OPERATIONS........................      1,017.5     1,158.3
                                                              --------    --------

INVESTING
   Capital spending......................................       (692.6)     (557.3)
   Acquisition of businesses, net of cash acquired.......        (81.4)     (146.9)
   Disposals of property and businesses..................        746.3       455.4
   Other.................................................        (35.9)       30.7
                                                              --------    --------

      CASH USED FOR INVESTING............................        (63.6)     (218.1)
                                                              --------    --------

FINANCING
   Cash dividends paid...................................       (398.1)     (331.8)
   Changes in short-term debt ...........................        244.1      (452.6)
   Increases in long-term debt...........................        104.9        33.8
   Decreases in long-term debt...........................       (209.9)     (277.4)
   Proceeds from exercise of stock options...............         37.2       182.7
   Acquisitions of common stock for the treasury.........       (731.8)     (246.0)
   Other.................................................         18.0        14.6
                                                              --------    --------

      CASH USED FOR FINANCING............................       (935.6)   (1,076.7)
                                                              --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........     $   18.3    $ (136.5)
                                                              ========    ========





Unaudited

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") have been prepared on the same basis as those in the 1996 Annual Report to Stockholders and include all adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated results of operations and condensed consolidated cash flow statements for the periods indicated.

2. Share of net income of equity companies for the nine months ended September 30, 1997 includes a net nonoperating gain of $16.3 million, or $.03 per share, primarily related to the sale of a portion of the tissue business of Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"). The sale was required by the Mexican regulatory authorities following the merger of KCM and Scott Paper Company's ("Scott") former Mexican affiliate.

3. In June 1997, the Corporation sold its 50.1 percent equity interest in Scott Paper Limited, a Canadian tissue subsidiary, and in March 1997, it sold its Coosa Pines, Alabama, newsprint and pulp manufacturing mill, together with related woodlands. Also in March, the Corporation recorded impairment losses on the planned sales of a pulp manufacturing mill in Miranda, Spain; a recycled fiber facility in Oconto Falls, Wisconsin; and a tissue converting facility in Yucca, Arizona; and on an integrated pulp making facility in Everett, Washington. These transactions were aggregated and reported as extraordinary gains totaling $17.5 million, or $.03 per share, for the nine months ended September 30, 1997.

4. Other income (expense), net in 1996 includes the following gains related to sales of businesses and assets to meet regulatory requirements associated with the merger of Kimberly-Clark and Scott and the sale of the Corporation's remaining 20 percent interest in Midwest Express Holdings, Inc. ("Midwest Express").




                                               Three Months            Nine Months
                                                   Ended                  Ended
(Millions of dollars, except per share)     September 30, 1996      September 30, 1996
---------------------------------------------------------------------------------------
Certain U.K. tissue businesses,
a tissue mill in Prudhoe, England
and the Lakeview tissue mill in
Neenah, Wisconsin                              $  23.0                 $  23.0

Scott baby wipes and certain
facial tissue businesses in the U.S.
and Midwest Express                                 -                     70.0
                                               -------                 -------

Total                                          $  23.0                 $  93.0
                                               =======                 =======


Effect on net income per share                 $  0.05                 $  0.13
                                               =======                 =======




5. The average number of common shares outstanding for the nine months ended September 30, 1997 and 1996 was 557.8 million and 564.0 million, respectively. The number of common shares outstanding as of September 30, 1997 and 1996 was 550.6 million and 564.6 million, respectively.

6. The following schedule details inventories by major class as of September 30, 1997 and December 31, 1996:

                                                    SEPTEMBER 30,  December 31,
     (Millions of dollars)                              1997           1996
-------------------------------------------------------------------------------

      At lower of cost on the First-In,
        First-Out (FIFO) method or market:
           Raw materials...........................  $  350.2       $  363.7
           Work in process.........................     210.8          219.7
           Finished goods..........................     814.7          803.6
           Supplies and other......................     191.2          201.7
                                                     --------       --------

                                                      1,566.9        1,588.7
        Excess of FIFO cost over Last-In,
           First-Out (LIFO) cost ..................    (241.6)        (240.4)
                                                     --------       --------

           Total ..................................  $1,325.3       $1,348.3
                                                     ========       ========


7.   Accounting Pronouncements Not Yet Adopted

     In February 1997, the FASB issued SFAS 128, "Earnings per Share," which will become effective at year-end 1997. Early adoption of the standard is not permitted. The pro-forma Basic Earnings per Share calculated pursuant to SFAS 128 for the third quarter and first nine months of 1997 would be the same as reported Earnings per Share, and the pro-forma Diluted Earnings per Share calculated pursuant to SFAS 128 would not be materially lower than reported Earnings per Share.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Both standards become effective in 1998. Early adoption of SFAS 130 is permitted, and early adoption of SFAS 131 is encouraged. The effects of both of these standards on the Corporation are currently being determined.








Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Corporation for the periods covered.

RESULTS OF OPERATIONS:
   THIRD QUARTER OF 1997 COMPARED WITH THIRD QUARTER OF 1996

By Business Segment
($ Millions)
                                            % Change   % of 1997
NET SALES                           1997    vs. 1996  Consolidated
------------------------------------------------------------------

Personal Care Products...........  $1,328.9   +  5.4%     42.9%
Tissue-Based Products............   1,599.1   - 11.2      51.7
Newsprint, Paper and Other.......     179.8   - 24.4       5.8

Adjustments......................     (12.5)               (.4)
                                   --------              -----

Consolidated.....................  $3,095.3   -  5.5%    100.0%
                                   ========              =====



                                            % Change   % of 1997   % Return on Sales
                                                                   -----------------
OPERATING PROFIT                    1997    vs. 1996  Consolidated   1997    1996
------------------------------------------------------------------------------------
Personal Care Products ..........  $ 232.6    +  8.7%     49.8%      17.5%   7.0%
Tissue-Based Products ...........    202.3    - 31.7      43.4       12.7    6.4
Newsprint, Paper and Other ......     43.3    - 18.3       9.3       24.1   22.3

Adjustments......................    (11.7)               (2.5)
                                   -------               -----

Consolidated.....................  $ 466.5    - 14.5%    100.0%     15.1%   16.7%
                                   =======               =====





Commentary:

Consolidated net sales were 5.5 percent lower than in 1996; however, excluding revenues of businesses divested in 1996 to satisfy U.S. and European regulatory requirements associated with the Scott Paper Company ("Scott") merger transaction and businesses divested in 1997 (the Corporation's 50.1 percent interest in Scott Paper Limited ("SPL"), and a newsprint and pulp manufacturing operation at Coosa Pines, Alabama ("Coosa")), consolidated net sales increased approximately 1 percent, and sales volumes increased nearly 4 percent. The following sales comparisons exclude divested businesses.

  . Worldwide sales of personal care products in the third quarter increased nearly 6 percent, driven by an increase in sales volumes of almost 10 percent. Important contributors to the improved sales volumes were training and youth pants, incontinence care products, wet wipes and professional health care products in North America and disposable diapers in Europe, Latin America and the Asia/Pacific region. Acquisitions in France, Spain, and Portugal contributed to the diaper volume increase.

  . Third quarter sales of tissue-based products were nearly 4 percent lower than in 1996, primarily because of changes in foreign currency exchange rates. On a worldwide basis, sales volumes and selling prices were virtually even with last year's levels. In North America, sales volumes of consumer tissue products were down about 2 percent, while sales volumes for away-from-home products increased by 9 percent. As a result of intensified competition, sales volumes for tissue-based products in Europe were down about 4 percent compared to the third quarter of 1996, and selling prices averaged approximately 2 percent lower.

  . The strengthening of the U.S. dollar and devaluations of certain Asian currencies reduced consolidated net sales approximately 3 percent in the third quarter of 1997.

Gross profit declined 7.8 percent in absolute terms, and to
37.4 percent from 38.3 percent as a percentage of sales. Operating profit declined 14.5 percent in absolute terms, and to 15.1 percent from 16.7 percent as a percentage of net sales. The decline in operating profit is attributable mainly to the Corporation's tissue businesses in Europe, the loss of earnings of divested businesses and the effects of certain strategic changes in the Corporation's away-from-home tissue business in North America. These negative factors more than offset the improved earnings of the Corporation's personal care operations. Excluding the divested businesses, operating profit declined about 10 percent.

  . Operating profit in Europe was negatively affected by the heightened competition in certain European tissue markets which resulted in lower sales volumes, reduced selling prices and higher promotional spending.

  . Operating profit was adversely affected by strategic changes related to the combination of Kimberly-Clark's and Scott's away-from-home businesses in North America, which is expected to improve the ongoing profitability of this business. These strategies are now reaching full implementation; in the third quarter, as previously mentioned, sales volumes increased 9 percent in this business, as compared to a decrease of 4 percent in the first half of 1997. To date, however, the transition has resulted in higher costs and a negative impact on operating profit in the third quarter of 1997 equivalent to approximately 2 cents per share.

  . Changes in currency exchange rates had no significant effect on consolidated operating profit in the third quarter of 1997.

By Geography
($ Millions)

                                            % Change   % of 1997
NET SALES                           1997    vs. 1996  Consolidated
------------------------------------------------------------------

North America....................  $2,103.9    - 7.9%      68.0%
Outside North America............   1,057.9    - 2.4       34.2
Adjustments......................     (66.5)               (2.2)
                                   --------               -----

Consolidated.....................  $3,095.3    - 5.5%     100.0%
                                   ========               =====




                                            % Change     % of 1997    % Return on Sales
                                                                      -----------------
OPERATING PROFIT                    1997    vs. 1996(a)  Consolidated    1997   1996(a)
---------------------------------------------------------------------------------------
North America....................  $ 429.2     - 5.8%       92.0%      20.4%     19.9%
Outside North America............     49.0     -54.2        10.5        4.6       9.9
Adjustments......................    (11.7)                 (2.5)
                                   -------                 -----

Consolidated.....................  $ 466.5     -14.5%      100.0%      15.1%     16.7%
                                   =======                 =====




(a) Certain 1996 data has been reclassified to conform to the 1997 presentation.

Commentary:

  . Excluding the divested businesses, sales and operating profit declined .1 percent and 1.9 percent, respectively, in North America and declined .4 percent and 50.2 percent, respectively, outside North America. The decline in operating profit outside North America is primarily attributable to Europe.

Additional Income Statement Commentary:

  . The decline in interest expense is primarily attributable to lower average debt levels.

  . Other income in 1996 includes a net pretax gain related to the previously mentioned divestitures of businesses to meet the regulatory requirements of the Scott merger. The divestitures included a tissue mill in Prudhoe, England; certain consumer tissue businesses in the United Kingdom and Ireland; and the Lakeview tissue mill in Neenah, Wisconsin. These transactions resulted in an after-tax gain of $.05 per share.

  .  The effective income tax rate decreased to 33.0 percent from
     35.0 percent in the prior year and is expected to remain at or below 33.0 percent for the balance of 1997. The lower effective tax rate is primarily due to additional tax planning opportunities, some of which arose from the Scott merger.

  . The Corporation's share of net income of equity companies was $39.1 million in the third quarter of 1997 compared with $38.0 million in the third quarter of 1996. Net income of Kimberly-Clark de Mexico, S.A. de C.V. ("KCM") was slightly higher, as its sales and earnings have begun to recover from the effects of adverse economic conditions in Mexico over the last two years.

  . Changes in currency exchange rates reduced net income by approximately 2 cents per share in the third quarter of 1997. The negative effects arose primarily from devaluations of certain Asian currencies.

  . Reported net income was $.57 per share for the third quarter of 1997 compared with $.67 per share for the third quarter of 1996. Excluding the 1996 nonoperating gains from asset sales, net income per share for the third quarter of 1997 declined 8.1 percent to $.57 from $.62 in the third quarter of 1996.

RESULTS OF OPERATIONS:
   FIRST NINE MONTHS OF 1997 COMPARED WITH FIRST NINE MONTHS OF 1996

By Business Segment
($ Millions)

                                            % Change   % of 1997
NET SALES                            1997   vs. 1996  Consolidated
------------------------------------------------------------------

Personal Care Products...........  $3,916.7  + 8.7%       41.5%
Tissue-Based Products............   4,997.1  - 9.8        52.8
Newsprint, Paper and Other.......     581.1  -21.8         6.1

Adjustments......................     (37.7)               (.4)
                                   --------              -----

Consolidated.....................  $9,457.2  - 3.7%      100.0%
                                   ========              =====




                                            % Change   % of 1997   % Return on Sales
                                                                   -----------------
OPERATING PROFIT                    1997    vs. 1996  Consolidated    1997   1996
------------------------------------------------------------------------------------
Personal Care Products ..........  $  732.7  + 26.7%      48.7%     18.7%  16.1%
Tissue-Based Products ...........     662.9  - 19.0       44.0      13.3   14.8
Newsprint, Paper and Other ......     128.0  - 24.9        8.5      22.0   23.0

Adjustments......................     (18.4)              (1.2)
                                   --------              -----

Consolidated.....................  $1,505.2  -  1.4%     100.0%     15.9%  15.5%
                                   ========              =====



Commentary:

Consolidated net sales were 3.7 percent lower than in 1996; however, excluding revenues from the businesses divested in 1996 to satisfy U.S. and European regulatory requirements associated with the Scott merger and businesses divested in 1997, consolidated net sales increased approximately 1 percent, and sales volumes increased more than 5 percent. The following sales comparisons exclude divested businesses.

  . Worldwide sales of personal care products increased more than 11 percent, and sales volumes grew almost 16 percent. Important contributors to the improved sales volumes were training and youth pants, disposable diapers, wet wipes, professional health care products, and feminine care and adult care products in North America and disposable diapers in Europe and Latin America. Acquisitions in France, Spain, Portugal and Brazil contributed to the diaper volume increase.

  . Worldwide sales volumes of tissue-based products declined about 1 percent. The increased sales volumes posted in the U.S., Latin America and the Asia/Pacific region were more than offset by lower sales volumes in Europe.

  . On an overall basis, selling prices were approximately 2 percent lower than in the first nine months of 1996, with North American consumer tissue-based products experiencing the largest decline.

  . Changes in currency exchange rates reduced consolidated net sales approximately 2 percent in the first nine months of 1997.

Gross profit declined 2.4 percent in absolute terms, but improved to
38.0 percent from 37.4 percent as a percentage of sales. Operating profit declined 1.4 percent in absolute terms, but improved to 15.9 percent from 15.5 percent as a percentage of net sales. Excluding the divested businesses, operating profit increased nearly 5 percent. The increase was attributable to the sales volume increases, manufacturing efficiencies, lower pulp costs, merger synergies and reduced promotion expense, offset in part by the lower selling prices.

  . Cost reductions and manufacturing efficiencies were achieved in the North American personal care and consumer tissue businesses.

  . Operating profit for the North American away-from-home business declined approximately $65 million reflecting the near-term negative effects of the previously described strategic changes in the combination of Kimberly-Clark's and Scott's away-from-home businesses.

  . Marketing costs were lower in the North American personal care and consumer tissue businesses.

  . Divested businesses had a favorable effect on the year-to-year marketing cost comparison.

  . General expenses were higher principally as a result of business expansions outside North America.

  . Changes in currency exchange rates had no significant effect on consolidated operating profit in the first nine months of 1997.

By Geography
($ Millions)



                                            % Change   % of 1997
NET SALES                           1997    vs. 1996  Consolidated
-------------------------------------------------------------------

North America....................  $6,463.2    - 4.1%       68.3%
Outside North America............   3,230.4    - 3.4        34.2
Adjustments......................    (236.4)                (2.5)
                                   --------                -----

Consolidated.....................  $9,457.2    - 3.7%      100.0%
                                   ========                =====




                                             % Change     % of 1997    % Return on Sales
                                                                       -----------------
OPERATING PROFIT                    1997    vs. 1996(a)  Consolidated     1997   1996 (a)
-----------------------------------------------------------------------------------------
North America....................  $1,294.3    -  .5%        86.0%       20.0%     19.3%
Outside North America............     229.3    -13.9         15.2         7.1       8.0
Adjustments......................     (18.4)                 (1.2)
                                   --------                 -----

Consolidated.....................  $1,505.2    - 1.4%       100.0%       15.9%     15.5%
                                   ========                 =====



(a) Certain 1996 data has been reclassified to conform to the 1997 presentation.


Commentary:

  . Excluding the divested businesses, sales and operating profit improved 1.8 percent and 4.9 percent, respectively, in North America and declined .5 percent and 6.6 percent, respectively, outside North America.

  . Operating profit in Europe declined due to the heightened competition in the tissue-based businesses. The decline was offset, in part, by sales volume increases for disposable diapers, lower pulp costs and merger synergies.

  . Operating profit was higher in Latin America, primarily as a result of business expansion in Brazil in July 1996.

Additional Income Statement Commentary:

  . The decline in interest expense is primarily attributable to lower average debt levels.

  . Other income in 1996 includes a net pretax gain from the previously mentioned regulatory divestitures and the sale of the Corporation's remaining 20 percent interest in Midwest Express Holdings, Inc. These transactions resulted in an after-tax gain of $.13 per share.

  . The Corporation's 1997 share of net income of equity companies includes a net nonoperating gain of $16.3 million, equal to $.03 per share, comprised primarily of a gain from the sale of a portion of the tissue business of KCM to meet Mexican regulatory requirements in connection with KCM's merger with Scott's former Mexican affiliate. Excluding the net gain, the Corporation's share of equity company net income declined 3.9 percent. The decline is attributable to KCM where sales and earnings have been depressed by adverse economic conditions in Mexico during the last two years.

  . Reported net income was $1.88 per share for the first nine months of 1997 compared with $1.87 for the first nine months of 1996. Excluding (i) the Corporation's share of the previously discussed gain on the sale of a portion of the tissue business of KCM, (ii) the second quarter 1997 extraordinary gain on the sale of the Corporation's interest in SPL of $.02 per share,
     (iii) the first quarter 1997 extraordinary gain on the sale of Coosa of $.01 per share, and (iv) the 1996 gains on asset disposals, net income per share for the first nine months of 1997 increased 4.6 percent to $1.82 from $1.74 for the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

 . Cash provided by operations in the first nine months of 1997 was $1,017.5 million compared with $1,158.3 million in the first nine months of 1996, a year-to-year decrease of $140.8 million. Net income plus non-cash charges included in net income increased to $1.6 billion in 1997 compared with $1.4 billion in 1996. The Corporation invested approximately $588 million in operating working capital in 1997 compared with approximately $217 million in 1996. Major uses of cash were higher tax payments arising, in part, from the Coosa and SPL sales, restructuring related payments and lower accounts payable.

 . At December 31, 1996, $423.1 million of the 1995 charge for the estimated costs of the Scott merger, for restructuring the combined operations and other unusual items (the "one-time charge") remained to be utilized. At September 30, 1997, the balance was $203.5 million. During the first nine months of 1997, approximately $125 million of cash payments were charged to the reserves related to the one-time charge. The remaining reserves for restructuring and other unusual charges are estimated to be adequate to cover the planned actions contemplated in the one-time charge.

 . During the first nine months of 1997, the Corporation repurchased
  14.5 million shares of its common stock, including 8.9 million shares in the third quarter, in connection with its share repurchase programs, at a total cost of $724 million. The board of directors recently authorized the repurchase of an additional 20 million shares, of which the remaining authority at September 30, 1997 was 18.9 million shares.

 . Despite the higher level of cash provided by operations plus the proceeds from the sales of Coosa and SPL, the Corporation's outstanding debt was $2.4 billion, compared to $2.3 billion at year-end 1996, due primarily to the Corporation's share repurchase program.

 . The Corporation's ratio of total debt to capital was 34.8 percent at September 30, 1997 compared with 32.9 percent at December 31, 1996. The Corporation's objective is to maintain a total debt to capital ratio in the range of 30 to 40 percent.

 . On September 4, 1997, the Corporation signed a definitive agreement to acquire Tecnol Medical Products, Inc., a leading maker of disposable face masks and patient care products. The transaction, which is subject to approval by Tecnol shareholders, will be accounted for as a purchase and involves the issuance of approximately 8.9 million shares of Kimberly-Clark common stock for all of Tecnol's outstanding shares. The transaction is expected to close by the end of the year.

 . On November 3, 1997, the Corporation signed a definitive agreement to sell its Terrace Bay, Ontario and New Glasgow, Pictou County, Nova Scotia pulp facilities, and related woodlands, to Harmac Pacific Inc., a publicly held Canadian corporation ("Harmac").
  The transaction, which is subject to Harmac's ability to obtain financing and regulatory approvals, is expected to close in late December or early January.

 . The Corporation believes cash flow from operations plus the ability to issue both short-term and long-tem debt will be sufficient to fund capital expenditures, pay dividends, meet debt maturity requirements, fund business acquisitions and continue to meet the Corporation's announced stock repurchase goals.

ENVIRONMENTAL MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business or results of operations.

OUTLOOK

Management believes that, while it has made progress toward its long-term goals in a number of areas, the Corporation's overall financial performance this year is not acceptable. The Corporation incurred significant costs to implement strategic changes in its away-from-home business in North America and has not sufficiently offset the negative effects of heightened competition in Europe and continued low selling prices for the Corporation's products elsewhere around the world. However, management is taking aggressive steps to ensure that the Corporation's results will improve from this point forward. Management believes its focus on profitable growth and cost reduction in the Corporation's away-from-home business is beginning to show positive results and is encouraged by the recovery in sales and earnings at KCM.

Before the end of the year, management will finalize and announce plans for further, significant cost reductions in the Corporation's worldwide operations. These plans will be designed to increase operating efficiencies, focus on advantaged technologies and create a world-class cost and distribution structure to support the Corporation's growth through the year 2000 and beyond.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward looking and is based on various assumptions. Such information includes, without limitation, the business outlook, future capital resources, anticipated financial and operating results and contemplated transactions of the Corporation, the Corporation's estimated effective income tax rate in 1997, and the status and adequacy of the Corporation's remaining reserves for restructuring and other unusual charges at September 30, 1997. These forward-looking statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of Part I, Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 entitled "Factors That May Affect Future Results."

                     PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Litigation


 . On September 5, 1997, a complaint was filed by Leonard Salmanson
  (the "Salmanson Complaint") on behalf of a putative class of the public stockholders of Tecnol Medical Products, Inc. ("Tecnol") in the Court of Chancery of the State of Delaware in and for Newcastle County (Case No. 15909NC) against Tecnol, the members of the Tecnol Board of Directors and the Corporation. The Salmanson Complaint relates to the pending merger transaction, announced on September 4, 1997, whereby a subsidiary of the Corporation would merge with and into Tecnol and Tecnol would become a wholly owned subsidiary of the Corporation (the "Merger"). The Salmanson Complaint alleges, among other things, that the terms of the Merger are inherently unfair to Tecnol stockholders because the price being paid to them is unfairly low and the process by which the transaction was determined was unfair, the members of the Tecnol Board breached their duties of due care and loyalty to Tecnol stockholders in agreeing to the Merger, and the Corporation aided and abetted in such alleged breaches. The Salmanson Complaint seeks, among other things, to enjoin the Merger and to recover unspecified damages.

 . With respect to the West Virginia tobacco litigation described in
  Item 3 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 and Item 1 of the Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 1997, the State has agreed to exclude the Corporation from the State's appeal of the court's rulings dismissing the common law claims. The State further agreed to dismiss the Corporation from the litigation without prejudice to later add the Corporation under certain limited circumstances; however, if the litigation terminates as to all cigarette manufacturer defendants by settlement or otherwise, the Corporation will be dismissed from the litigation with prejudice. The court entered an order incorporating these agreements on July 18, 1997.

 . With respect to the away-from-home sanitary paper products antitrust litigation described in Item 1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1997, additional lawsuits with similar allegations have been filed in various state and federal courts against the Corporation and other manufacturers of such products. Defendants' petition to consolidate the federal cases in multi-district litigation is pending.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     (3)a Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

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

          Alternative computations of "primary" and "fully diluted" net income per share amounts for 1997 and 1996 assume the exercise of outstanding stock options using the "treasury stock method." There is no significant difference between net income per share presented in Item 1 and net income per share calculated on a "primary" and "fully diluted" basis for the third quarter and first nine months of 1997 and 1996.

     (12) The following computation is filed as an exhibit to
          Part I of this Form 10-Q:


                       KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                               ($ MILLIONS)



                                                Nine Months Ended September 30
                                                ------------------------------
                                                          1997        1996
------------------------------------------------------------------------------

          Consolidated Companies

              Income before income taxes ............. $1,406.5    $1,509.2
              Interest expense .......................    118.3       145.1
              Interest factor in rent expense ........     36.1        23.9
              Amortization of capitalized interest ...      6.8         6.6

          Equity Affiliates

              Share of 50%-owned:
               Income before income taxes ............     43.1        33.8
               Interest expense ......................      5.4         7.1
               Interest factor in rent expense .......       .5          .6
               Amortization of capitalized interest ..       .5          .5
              Distributed income of less than 50%-owned    31.4        31.4
                                                       --------    --------

          Earnings ................................... $1,648.6    $1,758.2
                                                       ========    ========


          Consolidated Companies

              Interest expense ....................... $  118.3    $  145.1
              Capitalized interest ...................     15.1        10.5
              Interest factor in rent expense ........     36.1        23.9

          Equity Affiliates

              Share of 50%-owned:
               Interest expense and capitalized interest    5.4         7.1
               Interest factor in rent expense........       .5          .6
                                                       --------    --------

          Fixed charges............................... $  175.4    $  187.2
                                                       ========    ========


                 Ratio of earnings to fixed charges...     9.40        9.39
                                                       ========    ========




     (27) The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.

(b)   Reports on Form 8-K

     The Corporation filed a Current Report on Form 8-K on October 30, 1997 reporting its October 21, 1997 press release as to the Corporation's third quarter earnings.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         KIMBERLY-CLARK CORPORATION
                                                  (Registrant)





                                        By: /s/ John W. Donehower
                                            ------------------------------
                                            John W. Donehower
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)





                                        By: /s/ Randy J. Vest
                                            -----------------------------
                                            Randy J. Vest
                                            Vice President and Controller
                                            (principal accounting officer)



November 7, 1997