Form 10-K
period 1997-12-31
KIMBERLY CLARK CORP
filed 1998-03-26
CIK 55785

                           FORM 10-K

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission file number 1-225

                   KIMBERLY-CLARK CORPORATION
     (Exact name of registrant as specified in its charter)

           DELAWARE                          39-0394230
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)         Identification No.)

 P. O. BOX 619100, DALLAS, TEXAS              75261-9100
(Address of principal                         (ZIP CODE)
 executive offices)

Registrant's telephone number, including area code: (972) 281-1200

   Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
------------------------------      ------------------------------------------
Common Stock - $1.25 Par Value;     New York Stock Exchange
Preferred Stock Purchase Rights     Chicago Stock Exchange
                                    Pacific Exchange


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1998, 556,999,429 shares of common stock were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates on such date (based on the closing stock price on the New York Stock Exchange) was approximately $27.7 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Kimberly-Clark Corporation's 1997 Annual Report to Stockholders and 1998 Proxy Statement contain much of the information required in this Form 10-K, and portions of those documents are incorporated by reference herein from the applicable sections thereof. The following table identifies the sections of this Form 10-K which incorporate by reference portions of the Corporation's 1997 Annual Report to Stockholders and 1998 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such documents are incorporated by reference. The portions of such documents that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.


DOCUMENT OF WHICH                     ITEMS OF THIS FORM 10-K
PORTIONS ARE INCORPORATED             IN WHICH INCORPORATED
BY REFERENCE
-----------------------------  --------------------------------------

1997 Annual Report to          PART I
Stockholders
(Year ended December 31, 1997)  ITEM 1.  Business

                                ITEM 3.  Legal Proceedings

                               PART II
                                ITEM 5.  Market for the
                                 Registrant's Common Stock
                                 and Related Stockholder
                                 Matters

                                ITEM 7.  Management's
                                 Discussion and Analysis of
                                 Financial Condition and
                                 Results of Operations

                                ITEM 8.  Financial Statements
                                 and Supplementary Data

                               PART IV
                                ITEM 14.  Exhibits, Financial
                                 Statement Schedules, and
                                 Reports on Form 8-K

1998 Proxy Statement           PART III
                                ITEM 10.  Directors and
                                 Executive    Officers of the
                                 Registrant

                                ITEM 11.  Executive
                                Compensation

                                ITEM 12.  Security Ownership
                                 of Certain Beneficial Owners
                                 and Management

                                ITEM 13.  Certain
                                 Relationships and Related
                                 Transactions

PART I


ITEM 1. BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. As used in Items 1, 2 and 7 of this Form 10-K, the term "Corporation" refers to Kimberly-Clark Corporation and its consolidated subsidiaries. In the remainder of this Form 10-K, the terms "Kimberly-Clark" or "Corporation" refer only to Kimberly-Clark Corporation. Financial information by business segment and geographic area, and information about principal products and markets of the Corporation, contained under the caption "Management's Discussion and Analysis" and in Note 17 to the Financial Statements contained in the 1997 Annual Report to Stockholders, are incorporated in this Item 1 by reference.

RECENT DEVELOPMENTS. Historically, the Corporation has been engaged in a wide variety of diversified businesses, including the manufacture and sale of consumer products, paper and forest products, airline services and various other businesses. In recent years, the Corporation has been undergoing a transition to a global consumer products company based on the strategy of building on its core technologies, well-known trademarks and consumer product franchises. Those businesses that did not, or could not, build on these strengths were candidates for divestiture. Those businesses that fit into the Corporation's strategy were candidates for further investment and support. Outside businesses that were perceived as opportunities consistent with the strategy were candidates for acquisition. As a result, the Corporation has completed a number of acquisitions and divestitures, including the following transactions since December 1995:

o On December 12, 1995, Scott Paper Company ("Scott") became a wholly-owned subsidiary of Kimberly-Clark upon consummation of a merger transaction in which each Scott common share outstanding immediately prior to the effective time of the merger (other than shares owned by Kimberly-Clark or Scott, which shares were canceled) was converted into .78 of a share of common stock of Kimberly-Clark. The transaction was accounted for as a pooling of interests. On February 14, 1996, Scott changed its name to Kimberly-Clark Tissue Company.

o On June 28, 1996, the Corporation sold the baby and child wipe businesses previously conducted by Scott, consisting of the Baby Fresh, Wash a-Bye Baby and Kid Fresh brands and the Dover, Delaware production facility, to The Procter & Gamble Company. This divestiture was required by the U.S. Justice Department as part of the Scott merger.

o On July 31, 1996, the Corporation sold Scott's Fort Edward, New York tissue mill and licensed the Scotties facial tissue brand name to Irving Tissue, Inc., a privately-held Canadian company. This divestiture was required by the U.S. Justice Department as part of the Scott merger.

o On September 16, 1996, the Corporation sold its tissue mill in Prudhoe, England and certain consumer tissue businesses in the United Kingdom and Ireland to Svenska Cellulosa Aktiebolaget
  (SCA) of Sweden. This divestiture was required by the European Commission as part of the Scott merger.

o On November 22, 1996, the Corporation sold its Lakeview tissue mill in Neenah, Wisconsin to American Tissue Mills of Neenah,
  LLC.  This divestiture was required by the U.S. Justice
  Department as part of the Scott merger.

o On March 27, 1997, the Corporation sold its Coosa Pines, Alabama pulp and newsprint operations, and related woodlands, to Alliance Forest Products Inc., a publicly-held Canadian corporation, for approximately $600 million in cash (the "Coosa Sale").

o On June 6, 1997, the Corporation sold its 50.1 percent interest in Scott Paper Limited, a publicly-traded Canadian company to Kruger, Inc., a Canadian paper and forest products company, for approximately $127 million.

o On December 18, 1997, the Corporation acquired Tecnol Medical Products, Inc. ("Tecnol"), a leading maker of disposable face masks and patient care products. The transaction was accounted for as a purchase and involved the exchange of approximately 8.7 million shares of Kimberly-Clark common stock for all outstanding shares of Tecnol common stock.


On February 25, 1997, the Corporation announced its intention to sell its pulp operations and related woodlands at Terrace Bay, Ontario; New Glasgow, Nova Scotia; and Miranda, Spain as part of its plan to reduce its exposure to the cyclical, capital-intensive pulp business. Although the Corporation had an agreement to sell its mills and related woodlands at Terrace Bay, Ontario and New Glasgow, Nova Scotia to Vancouver-based Harmac Pacific Inc., that sale was not completed, and management is evaluating its options for these facilities. See "Raw Materials" and "Factors That May Affect Future Results - Raw Materials."

On November 21, 1997, the Corporation announced a restructuring plan ("Announced Plan") which includes the sale, closure or downsizing of 18 manufacturing facilities worldwide and a workforce reduction of approximately 5,000 employees. In connection with the Announced Plan, the Corporation recorded a pretax charge of $701.2 million ("1997 Charge").

On March 12, 1998, the Corporation announced that it anticipates earnings from operations for the first quarter of 1998 will be in the range of 54-to-58 cents per share. The Corporation also announced that it expects earnings from operations to improve over the balance of the year as savings from the Announced Plan and benefits of recently implemented price increases for consumer and away-from-home tissue products in the United States are realized.
As a result, earnings per share from operations during the last nine months of 1998 should be greater than the same period a year ago.

DESCRIPTION OF THE CORPORATION. The Corporation is principally engaged in the manufacturing and marketing throughout the world of a wide range of products for personal, business and industrial uses. Most of these products are made from natural and synthetic fibers using advanced technologies in fibers, nonwovens and absorbency.

For financial reporting purposes, the Corporation's businesses are separated into three segments: Personal Care Products;
Tissue-Based Products; and Newsprint, Paper and Other.

Personal Care Products includes disposable diapers, training and youth pants, feminine and incontinence care products; wet wipes; health care products; and related products. Products in this business segment are for household use and are sold under a variety of well-known brand names, including Huggies, Pull-Ups, GoodNites, Kotex, New Freedom, Lightdays, Depend and Poise.

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

Newsprint, Paper and Other includes newsprint, printing papers, premium business and correspondence papers, specialty papers, technical papers, and related products; and other products and services. Prior to the Coosa Sale, newsprint and groundwood printing papers were sold directly to newspaper publishers and commercial printers. Premium business and correspondence papers and specialty papers are sold directly to users, converters, manufacturers, publishers and printers, and through paper merchants, brokers, sales agents and other resale agencies.

PATENTS AND TRADEMARKS. The Corporation owns various patents and trademarks registered domestically and in many foreign countries. The Corporation considers the patents and trademarks which it owns and the trademarks under which it sells certain of its products to be material to its business. Consequently, the Corporation seeks patent and trademark protection by all available means, including registration. A partial list of the Corporation's trademarks is included under the caption "Trademarks" contained in the 1997 Annual Report to Stockholders and is incorporated herein by reference.


RAW MATERIALS. Cellulose fibers in the form of wood pulp are the primary raw materials for the Corporation's paper and tissue products and are important components in disposable diapers, training pants, feminine pads and incontinence care products. Large amounts of recovered or recycled paper are also consumed, primarily in tissue products. Superabsorbent materials are important components in disposable diapers, training pants and incontinence care products. Polypropylene and other synthetics and chemicals are primary raw materials for manufacturing nonwoven fabrics which are used in disposable diapers, training pants, feminine pads, incontinence and health care products and away-from-home wipers. Most recovered paper and all synthetics are purchased. Wood pulp, deinked pulp (recycled) and nonwood cellulose fibers are produced by the Corporation and purchased from others. The Corporation considers the supply of such raw materials to be adequate to meet the needs of its businesses.
See "Factors That May Affect Future Results - Raw Materials."

Production at the Corporation's pulp mills at Mobile, Alabama; Everett, Washington; Terrace Bay, Ontario; New Glasgow, Nova Scotia; and Miranda, Spain supplied approximately 70 percent of the Corporation's 1997 virgin fiber requirements. The Corporation sold its Coosa Pines, Alabama pulp and newsprint facility on March 27, 1997. See "Recent Developments."

The Corporation owns or controls 6.4 million acres of forestland in North America, principally as a fiber source for pulp production which is consumed internally within the tissue and personal care businesses. In the United States, approximately .5 million acres are owned in Alabama and Mississippi. In Canada,
1.0 million acres in the province of Nova Scotia are owned by the Corporation, and 4.9 million acres, principally in the province of Ontario, are held under long-term Crown rights or leases.

COMPETITION. For a discussion of the competitive environment in which the Corporation conducts its business, see "Factors That
May Affect Future Results - Competitive Environment."

RESEARCH AND DEVELOPMENT. A major portion of total research and development expenditures is directed toward new or improved personal care, health care and household products, and nonwoven materials. Consolidated research and development expense was $211.8 million in 1997, $207.9 million in 1996 and $207.2 million in 1995.

ENVIRONMENTAL MATTERS. Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Corporation's facilities in the United States are expected to be $102.6 million in 1998 and $167.1 million in 1999. Approximately $87.0 million and $138.6 million of such expenditures in 1998 and 1999, respectively, relate to compliance with the U.S. Environmental Protection Agency's ("EPA") Cluster Rule for kraft and sulfite pulping operations at the Corporation's Everett, Washington and Mobile, Alabama pulp mills. The remainder of the forecasted expenditures, $15.6 million in 1998 and $28.5 million in 1999, will be applied at various other tissue and paper production facilities in the United States for other environmental control system improvements. Cluster Rule capital expenditures for the year 2000 are estimated at $52.8 million.

Total environmental capital expenditures are not expected to have a material effect on the Corporation's total capital expenditures, consolidated earnings or competitive position.
However, current environmental spending estimates could be modified as a result of changes in the Corporation's plans, changes in legal requirements or other factors.

EMPLOYEES. In its worldwide consolidated operations, the Corporation had 57,000 employees as of December 31, 1997.

INSURANCE. The Corporation maintains coverage consistent with industry practice for most risks that are incident to its operations.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain matters discussed in this Form 10-K, or documents a portion of which are incorporated herein by reference, concerning the business outlook, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation; the adequacy of the 1997 Charge and the 1995 charge for estimated costs of the Scott merger, for restructuring the combined operations and for other unusual charges; and the remaining costs of the Announced Plan constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the Corporation.
There can be no assurance that these events will occur or that the Corporation's results will be as estimated.

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

COMPETITIVE ENVIRONMENT. The Corporation experiences intense competition for sales of its principal products in its major markets, both domestically and internationally. The Corporation's products compete with both widely advertised, well-known, branded products, as well as private label products which are typically sold at lower prices. The Corporation has several major competitors in most of its markets, some of which are larger and more diversified than the Corporation. The principal methods and elements of competition include brand recognition and loyalty, product quality and performance, price, marketing and distribution capabilities. Inherent risks in the Corporation's competitive strategy include uncertainties concerning trade and consumer acceptance and competitive reaction. Aggressive competitive reaction may lead to increased advertising and promotional spending by the Corporation in order to maintain market share. Increased competition with respect to pricing would reduce revenue and could have an adverse impact on the Corporation's financial results. In addition, the Corporation relies on the development and introduction of new products and line extensions as a means of achieving and/or maintaining category leadership. In order to maintain its competitive position, the Corporation must develop technological innovation with respect to its products.

COST SAVING STRATEGY. A significant portion of the Corporation's anticipated cost savings are expected to result from operating efficiencies, continued synergies attributable to the Scott merger and the Announced Plan. However, such savings will require the continued consolidation and integration of facilities, functions, systems and procedures, all of which present significant management challenges. There can be no assurance that such actions will be successfully accomplished as rapidly as expected or of the extent to which such cost savings and efficiencies will be achieved.

RAW MATERIALS. The Corporation uses a variety of raw materials in its manufacturing processes, including wood pulp and deinked pulp (recycled), polypropylene and other synthetics and chemicals. Wood based raw materials are subject to significant price variations due to the cyclical nature of the market. On a worldwide basis, the Corporation has reduced its internal pulp supply to approximately 70 percent of its virgin fiber needs and has announced its intention to further reduce its level of pulp integration to approximately 30 percent. However, following the consummation of such strategy, increases in pulp prices could adversely affect the Corporation's earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. If the Corporation is not successful in reducing its level of pulp integration, its financial results could be subject to fluctuations in the market price of pulp.

ACQUISITION AND DIVESTITURE STRATEGY. The Corporation's anticipated financial results and business outlook are dependent in part upon the consummation of projected divestitures on terms advantageous to the Corporation and the availability of suitable acquisition candidates. There can be no assurance that such divestitures will be consummated, or, if consummated, that the terms of such divestitures will be advantageous to the Corporation. In addition, the Corporation could encounter significant challenges in locating suitable acquisition candidates that are consistent with its strategic objectives and will contribute to its long-term success. Therefore, there can be no assurance that such acquisitions will be consummated, or, if consummated, that the acquired businesses will be successfully integrated with the Corporation in order to provide anticipated earnings growth.

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

FOREIGN MARKET RISKS. Because the Corporation and its equity companies have manufacturing facilities in 38 countries and its products are sold in approximately 150 countries, the Corporation's results may be substantially affected by foreign market risks. The Corporation is subject to the impact of economic and political instability in developing countries. Recent economic uncertainty and currency devaluations in Southeast Asia have and may continue to have an impact on the Corporation's earnings. Also, the extremely competitive and challenging economic environments in Mexico and developing countries in eastern Europe and Latin America may slow the Corporation's sales growth and earnings potential. In addition, the Corporation is subject to (i) foreign exchange translation risk associated with the strengthening or weakening of various currencies against each other and local currencies versus the U.S. dollar, and (ii) foreign currency risk arising from transactions and commitments denominated in non-local currencies. See "Management's Discussion and Analysis - Market Risk Sensitivity and Inflation Risks" contained in the 1997 Annual Report to Stockholders, which is incorporated herein by reference. Translation exposure for the Corporation's balance sheet with respect to foreign operations is not hedged. Although the Corporation uses instruments to hedge its foreign currency risks (through foreign currency forward, swap and option contracts), these instruments are used selectively to manage risk and there can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

CONTINGENCIES. The costs and other effects of pending litigation and administrative actions against the Corporation cannot be determined with certainty. Although management believes that no such proceedings will have a material adverse effect on the Corporation, there can be no assurance that the outcome of such proceedings will be as expected. See "Item 3. Legal Proceedings," below.

ITEM 2.  PROPERTIES

Management believes that the Corporation's production facilities are suitable for their purpose and adequate to support its busi-nesses. The extent of utilization of individual facilities varies, but they operate at or near capacity, except in certain instances such as when new products or technology are being introduced. New facilities of the Corporation are under construction and others are being expanded. Various facilities contain pollution control, solid waste disposal and other equipment which have been financed through the issuance of industrial revenue or similar bonds and are held by the Corporation under lease or installment purchase agreements.
The principal facilities of the Corporation (including the Corporation's equity companies) and the products or groups of products made at such facilities are as follows:

HEADQUARTERS LOCATIONS
 Dallas, Texas
 Roswell, Georgia
 Neenah, Wisconsin
 Reigate, United Kingdom
 Bangkok, Thailand

ADMINISTRATIVE CENTER
 Knoxville, Tennessee



*Equity company production facility

WORLDWIDE PRODUCTION AND SERVICE FACILITIES

UNITED STATES

ALABAMA
   Mobile - tissue products and pulp (1)
ARIZONA
   Tucson - nonwovens
ARKANSAS
   Conway - feminine care, incontinence care, nonwovens Maumelle - wet wipes, nonwovens
CALIFORNIA
   Fullerton - tissue products
CONNECTICUT
   New Milford - diapers, tissue products
GEORGIA
   LaGrange - nonwovens
KENTUCKY
   Owensboro - tissue products
MAINE
   Winslow - tissue products (2)(3)
MASSACHUSETTS
   Westfield - aircraft maintenance, finishing and refurbishing
MICHIGAN
   Munising - technical papers
MISSISSIPPI
   Corinth - nonwovens, away-from-home wipers and towels Hattiesburg - tissue products
NORTH CAROLINA
   Hendersonville - nonwovens
   Lexington - nonwovens
OKLAHOMA
   Jenks - tissue products
PENNSYLVANIA
   Chester - tissue products
SOUTH CAROLINA
   Beech Island - diapers, tissue products
TENNESSEE
   Loudon - tissue products
TEXAS
   Cleburne - away-from-home products
   Dallas - aircraft maintenance, finishing and refurbishing
   Del Rio - nonwovens
   Fort Worth - nonwovens
   Italy - away-from-home products
   Paris - diapers, training and youth pants
   San Antonio - personal cleansing products and systems
UTAH
   Ogden - diapers
VERMONT
   East Ryegate - technical papers
WASHINGTON
   Everett - tissue products, pulp
WISCONSIN
   Appleton - aircraft maintenance, finishing and refurbishing Marinette - tissue products
   Neenah - diapers, feminine care, incontinence care, business and correspondence papers, industrial wipers, nonwovens
   Whiting - business and correspondence papers


*Equity company production facility

OUTSIDE THE UNITED STATES

ARGENTINA
    * Bernal - tissue products
   Cordoba - diapers
   Pilar - feminine care, incontinence care
   San Luis - diapers
AUSTRALIA
    * Albury - nonwovens
    * Ingleburn - diapers
    * Lonsdale - diapers, incontinence care, feminine care
    * Millicent - pulp, tissue products
    * Tantanoola - pulp
    * Warwick Farm - tissue products
BAHRAIN
    * East Riffa - tissue products
BELGIUM
   Duffel - tissue products
BRAZIL
   Porto Alegre - diapers, feminine care
   Suzano - diapers, feminine care
CANADA
   Huntsville, Ontario - tissue products, away-from-home wipers New Glasgow, Nova Scotia - pulp (2)
   St. Hyacinthe, Quebec - feminine care, diapers
   Terrace Bay, Ontario - pulp (2)
CHINA (4)
   Beijing - feminine care, diapers
   Changchun - feminine care
   Chengdu - feminine care
   Guangzhou - tissue products
   Handan - feminine care
   Harbin - feminine care
   Hong Kong - tissue products (5)
   Kunming - feminine care
   Nanjing - feminine care
   Shanghai - tissue products
   Shenyang - feminine care
   Taiyuan - feminine care
   Wuhan - feminine care
COLOMBIA
    * Barbosa - away-from-home products, specialty papers, fine papers, notebooks
    * Guarne - tissue products
    * Pereira - tissue products, feminine care, incontinence care, diapers
    * Tocancipa - diapers
COSTA RICA
   Belen - tissue products
   Cartago - diapers
   San Jose - tissue products
   San Jose - feminine care (2)
CZECH REPUBLIC
   Jaromer - diapers, incontinence care
   Litovel - feminine care
ECUADOR
   Guayaquil - diapers, feminine care
EL SALVADOR
   San Salvador - tissue products
   Sitio del Nino - tissue products, feminine care


*Equity company production facility

FRANCE
   Orleans - tissue products (2)
   Rouen - tissue products
   Villey-Saint-Etienne - tissue products
GERMANY
   Flensburg - tissue products
   Forchheim - feminine care, incontinence care
   Koblenz - tissue products
   Reisholz - tissue products
GUATEMALA
   Guatemala City - tissue products, feminine care, notebooks
HONDURAS
   Cortes - nonwovens
   San Pedro Sula - tissue products, feminine care
INDIA
    * Pune - feminine care, diapers
   Pune - tissue products
INDONESIA
   Jogjakarta - tissue products
    * Medan - specialty papers
ISRAEL
    * Afula - diapers, feminine care, incontinence care
    * Hadera - tissue products
ITALY
   Alanno - tissue products
   Romagnano - tissue products
   Villanovetta - tissue products
JAPAN
   Shinga - personal cleansing products, soap
KOREA
   Anyang - feminine care, diapers, tissue products
   Kimcheon - feminine care, tissue products, nonwovens
   Taejon - feminine care, diapers
MALAYSIA
   Kluang - tissue products
MEXICO
   Acuna - nonwovens
    * Bajio - tissue products, fine papers
    * Cuautitlan - feminine care, diapers, nonwovens
    * Ecatepec - tissue products
   Empalme - nonwovens
   Magdalena - nonwovens
    * Morelia - tissue products, pulp
    * Naucalpan - tissue products, diapers, feminine care
   Nogales - nonwovens
    * Orizaba - tissue products, fine papers, pulp
    * Ramos Arizpe - tissue products, diapers
    * San Juan - tissue products
    * San Rafael - tissue products, fine papers
    * Tlaxcala - diapers
NETHERLANDS
   Gennep - tissue products
PANAMA
   Panama City - feminine care, tissue products
PERU
   Lima - tissue products, feminine care
PHILIPPINES
   San Pedro, Laguna - feminine care, diapers, tissue products, specialty papers
SAUDI ARABIA
    * Al-Khobar - diapers, feminine care, tissue products
SLOVAK REPUBLIC
   Piestany - nonwovens
SOUTH AFRICA
   Cape Town - tissue products, feminine care, incontinence care
   Springs - tissue products, diapers



*Equity company production facility

SPAIN
   Aranguren - tissue products
   Arceniega - tissue products, personal cleansing products and systems Calatayud - diapers
   Canary Islands - tissue products
   Miranda del Ebro - pulp (2)
   Salamanca - tissue products
TAIWAN
   Hsin-Ying - tissue products (6)
   Ta-Yuan - tissue products
THAILAND
   Pathumthanee - feminine care, diapers, tissue products
   Samutprakarn - tissue products
UNITED KINGDOM
   Barrow - tissue products
   Barton-upon-Humber - diapers
   Flint - tissue products, nonwovens
   Larkfield - tissue products
   Northfleet - tissue products
   Sealand - feminine care
VENEZUELA
   Guacara - diapers, feminine care
   Maracay - tissue products
VIETNAM
   Hanoi - feminine care
   Ho Chi Minh City - feminine care
---------------------------------------

(1) Portions of the land under this facility are held under various long-term operating leases, the more significant of which contain options to purchase the land.

(2) The Corporation has announced its intention to close or sell this facility.

(3) The fiber recycling facility at this mill is held under an operating lease expiring in 2008 under which the Corporation has the option of renewing the lease for terms not exceeding nine additional years or purchasing the facility for its then fair market value.

(4) Except as otherwise noted, the land on which these facilities are located is held under long-term leases.

(5)  This facility is held under a short-term renewable lease.

(6) The land and a portion of this facility are subject to a mortgage.



*Equity company production facility

ITEM 3.  LEGAL PROCEEDINGS

The following is a brief description of certain legal and administrative proceedings to which the Corporation or any of its subsidiaries is a party or of which any of its or their properties is subject:

Litigation


 A. On May 13, 1997, the State of Florida, acting through its attorney general, filed a complaint in the Gainesville Division of the United States District Court for the Northern District of Florida (the "Florida District Court") alleging that manufacturers of tissue products for away-from-home use, including the Corporation and Scott, agreed to fix prices by coordinating price increases for such products. Following Florida's complaint, approximately 45 class action complaints have been filed in various federal and state courts around the United States which contain allegations similar to those made by the State of Florida in its complaint. The actions in federal courts have been consolidated for pretrial proceedings in the Florida District Court. The foregoing actions seek an unspecified amount of actual and treble damages.

   The Corporation has answered the complaints in these actions and has denied the allegations contained therein as well as any liability. Discovery with respect to class certification and the merits of the claims has commenced. The Corporation intends to contest these claims vigorously. These actions are not expected to have a material adverse effect on the Corporation's business or results of operations.

 B. The Corporation is subject to routine litigation from time to time, which, individually or in the aggregate, is not expected to have a material adverse effect on the Corporation's business or results of operations.

Environmental Matters

The information set forth under the "Environmental Matters" section of "Management's Discussion and Analysis" contained in the 1997 Annual Report to Stockholders is incorporated in this
Item 3 by reference.

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

 A.In 1994, Scott received a notice of responsibility from the Massachusetts Department of Environmental Protection regarding the South Hadley Site in South Hadley, Massachusetts. The notice implicated Scott Graphics, Inc., a former Scott subsidiary, as having disposed of hazardous waste at the site. There have been no significant developments since the date the Corporation received the notice.

 B.In January 1998, the Corporation was notified by the Tennessee
   Department of Environment and Conservation of its status as a potentially liable party at the Bellevue Avenue Landfill in Shelby County, Tennessee. The Corporation currently lacks adequate information to make a determination as to the extent of its liability at the site.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of the Corporation as of March 1, 1998, together with certain biographical information, are as follows:

ROBERT E. ABERNATHY, 43, was elected Group President effective January 1, 1997. He is responsible for the professional health care business, nonwovens manufacturing and research, the technical papers business, K-C Aviation Inc. and the World Support Group. Mr. Abernathy joined the Corporation in 1982.
His past responsibilities in the Corporation have included operations and major project management in North America. He was appointed Vice President-North American Diaper Operations in 1992 and Managing Director of Kimberly-Clark Australia Pty. Limited in 1994.

JOHN W. DONEHOWER, 51, was elected Senior Vice President and Chief Financial Officer in 1993. Mr. Donehower joined the Corporation in 1974. He was appointed Director of Finance - Europe in 1978, Vice President, Marketing and Sales - Nonwovens in 1981, Vice President, Specialty Papers in 1982, Managing Director, Kimberly-Clark Australia Pty. Limited in 1982, and Vice President, Professional Health Care, Medical and Nonwoven Fabrics in 1985. He was appointed President, Specialty Products - U.S. in 1987, and President - World Support Group in 1990. Mr. Donehower is a director of Eastman Chemical Co.

O. GEORGE EVERBACH, 59, was elected Senior Vice President - Law and Government Affairs in 1988. Mr. Everbach joined the Corporation in 1984. His responsibilities have included direction of legal, human resources and administrative functions. He was elected Vice President and General Counsel in 1984; Vice President, Secretary and General Counsel in 1985; and Senior Vice President and General Counsel in 1986.

THOMAS J. FALK, 39, was elected Group President - North American Tissue, Pulp and Paper in January 1996. He is responsible for the Family Care, Wet Wipes, Away From Home and Neenah Paper Sectors, Pulp Operations, and the Consumer Business Services, Environment and Energy and Human Resources organizations. Mr. Falk joined the Corporation in 1983. His responsibilities have included internal audit, financial and strategic analysis, and operations management. Mr. Falk was appointed Vice President - Operations Analysis and Control in 1990. He was elected Senior Vice President - Analysis and Administration in 1992, Group President
- Infant and Child Care in 1993, Group President - North American Consumer Products in January 1995, and Group President - North American Tissue Products in July 1995. Mr. Falk is a member of the University of Wisconsin - Madison School of Business Dean's Advisory Board and serves on the Board of Directors of Rubbermaid Incorporated.

PAUL S. GEISLER, 56, was elected Group President - Asia/Pacific in April 1996. He was appointed President - Asia in 1994. Mr. Geisler joined the Corporation in 1982 as Marketing Director - Facial Tissue and Table Napkins. He was appointed Vice-President
- DEPEND(R) Absorbent Products and New Technology Products in 1984, and Vice-President - Home Health Care in 1985. In 1990, Mr. Geisler was appointed President - U.S. Infant Care Sector, and in 1992, he was elected Group President - North American Feminine Care and Adult Care Sectors.

WAYNE R. SANDERS, 50, has served as Chief Executive Officer of the Corporation since 1991 and Chairman of the Board of the Corporation since 1992. He previously had been elected President and Chief Operating Officer in 1990. Employed by the Corporation in 1975, Mr. Sanders was appointed Vice President of Kimberly-Clark Canada Inc., a wholly owned subsidiary of the Corporation, in 1981 and was appointed Director and President in 1984. Mr. Sanders was elected Senior Vice President of Kimberly-Clark Corporation in 1985 and was appointed President - Infant Care Sector in 1987, President - Personal Care Sector in 1988 and President - World Consumer, Nonwovens and Service and Industrial Operations in 1990. Mr. Sanders is a director of Adolph Coors Company, Coors Brewing Company, Texas Instruments Incorporated and Chase Bank of Texas, National Association. He also is a member of the Marquette University Board of Trustees and is a national trustee of the Boys and Girls Clubs of America. He has been a director of the Corporation since 1989.

KATHI P. SEIFERT, 48, was elected Group President - North American Personal Care Products in July 1995. She is responsible for the Infant and Child Care and Feminine and Adult Care Sectors, as well as the U.S. and Canadian Consumer Sales, Canadian Administrative and Safety and Quality Assurance organizations. Ms. Seifert joined Kimberly-Clark in 1978. Her responsibilities in the Corporation have included various marketing positions within the Away From Home, Consumer Tissue and Feminine Care Products business sectors. She was appointed President - Feminine Care Sector in 1991 and was elected Group President - Feminine and Adult Care in 1994 and Group President - North American Consumer Products in January 1995. Ms. Seifert is a member of the Board of Directors of Eli Lilly and Company and the Aid Association for Lutherans.

JOHN A. VAN STEENBERG, 50, was elected President - European Consumer and Service & Industrial Operations in January 1994 and President - European Consumer and Away From Home Operations in April 1996. He is responsible for the Household Products, Infant and Child Care, Feminine and Adult Care and Away From Home Sectors in Europe, as well as the European Consumer Sales and Distribution organizations, and the Central and Eastern Europe Consumer and Away From Home businesses. Mr. Van Steenberg joined the Corporation in 1978. His responsibilities have included operations and major project management in North America. He was appointed Managing Director of Kimberly-Clark Australia Pty. Limited in 1990.

PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

The dividend and market price data included in Note 16 to the Consolidated Financial Statements, and the information set forth under the captions "Dividends and Dividend Reinvestment Plan" and "Stock Exchanges" contained in the 1997 Annual Report to
Stockholders are incorporated in this Item 5 by reference.

As of March 20,1998, the Corporation had 56,059 stockholders of record.




ITEM 6.  SELECTED FINANCIAL DATA

(Millions of Dollars,                                                     Year Ended December 31
                                                ----------------------------------------------------------------------------------
except per share amounts)                         1997              1996               1995              1994             1993
----------------------------------------------------------------------------------------------------------------------------------
Net Sales.................................       $12,546.6         $13,149.1         $13,373.0         $11,627.9        $11,341.1
Restructuring and Other
  Unusual Charges (1).....................           481.1                --           1,440.0                --            378.9
Operating Profit (1)......................         1,303.2           2,053.7             213.0           1,277.1            734.5
Share of Net Income of
  Equity Companies (2)....................           157.3             152.4             113.3             110.5             76.1
Income from Continuing
  Operations Before
  Extraordinary Items (1)(2)..............           884.0           1,403.8              33.2             766.5            287.2
Net Income (1)(2)(3)(4)...................           901.5           1,403.8              33.2             753.8            231.0
Per Share Basis:
  Basic Earnings Per Share:
    Income from Continuing
      Operations Before
      Extraordinary Items (1)(2)..........            1.59              2.49               .06              1.38              .52
    Net Income (1)(2)(3)(4)...............            1.62              2.49               .06              1.35              .42
  Diluted Earnings Per Share:
    Income from Continuing
      Operations Before
      Extraordinary Items (1)(2)..........            1.58              2.48               .06              1.37              .51
    Net Income (1)(2)(3)(4)...............            1.61              2.48               .06              1.34              .41
Cash Dividends Declared...................             .96               .92               .90               .88              .64
Cash Dividends Paid.......................             .95               .92               .90               .88              .85
Total Assets..............................       $11,266.0         $11,845.7         $11,439.2         $12,555.7        $13,210.4
Long-Term Debt............................         1,803.9           1,738.6           1,984.7           2,085.4          3,403.0
Stockholders' Equity......................         4,125.3           4,483.1           3,650.4           4,134.9          3,810.7


(1) In the fourth quarter of 1997, the Corporation announced a plan to restructure its worldwide operations ("Announced Plan"), the total pretax cost of which is approximately $810.0 million. Of the costs of the Announced Plan, $701.2 million was recorded as a charge against 1997 pretax income ("1997 Charge") or $503.1 million after income taxes, equity company effects and minority interests ($.91 per share). The remaining $108.8 million of costs related to the Announced Plan will be recorded in 1998 when notification is made to employees whose employment will be terminated or at the time other costs result in accruable expenses. Of the 1997 Charge, $220.1 million relates to the write-down of certain assets and inventories and has been charged to cost of products sold, and $481.1 million has been recorded as restructuring and other unusual charges in the income statement. Results for 1995 include a pretax charge of $1,440.0 million or $1,070.9 million after income taxes and minority interests ($1.92 per share) for the estimated costs of the merger with Scott Paper Company ("Scott"), for restructuring the combined operations, and for other unusual charges. Results for 1993 include a pretax charge of $378.9 million or $283.2 million after-tax ($.51 per share) for restructuring and other unusual charges.

(2) Share of net income of equity companies and net income for 1997 includes a net nonoperating gain of $16.3 million, or $.03 per share, relating to the sale of a portion of the tissue business of Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"). The sale was required by the Mexican regulatory authorities following the merger of KCM and Scott's former Mexican affiliate. Also included is a nonoperating charge recorded by KCM in 1996 for restructuring costs related to its merger with Scott's former Mexican affiliate. The Corporation's share of the after-tax charge was $5.5 million, or $.01 per share. In 1995, net income of equity companies and net income includes a nonoperating charge of $38.5 million ($.07 per share) for foreign currency losses incurred by the Corporation's Mexican affiliates on the translation of the net exposure of U.S. dollar-denominated liabilities into pesos. In 1994, peso losses charged to net income of equity companies and net income was $39.2 million ($.07 per share). The translation losses are related to the devaluation of the Mexican peso in December 1994 and subsequent periods.

(3) Results for 1994 include income of a discontinued operation, net of taxes, of $48.4 million ($.08 per share) related to S.D. Warren Company, a former printing and publishing papers subsidiary, which was sold on December 20, 1994. Results for 1993 include a loss of a discontinued operation, net of taxes, of $46.6 million ($.09 per share).

(4) In 1997, the Corporation sold its equity interest in SPL, a 50.1 percent-owned Canadian tissue subsidiary, and its Coosa Pines, Alabama, newsprint and pulp manufacturing mill, together with related woodlands. Also, the Corporation recorded impairment losses on the planned sales of a pulp manufacturing mill in Miranda, Spain; a recycled fiber facility in Oconto Falls, Wisconsin; and a tissue converting facility in Yucca, Arizona; and on an integrated pulp making facility in Everett, Washington. These transactions were aggregated and reported as extraordinary gains totaling $17.5 million, or $.03 per share. Results for 1994 and 1993 include an extraordinary loss related to the early extinguishment of debt of $61.1 million ($.11 per share) and $9.6 million ($.01 per share), respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" contained in the 1997 Annual Report to Stockholders is incorporated in this Item 7 by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Corporation and its consolidated subsidiaries and the independent auditors' report thereon contained in the 1997 Annual Report to Stockholders are incorporated in this Item 8 by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section of the 1998 Proxy Statement captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of
Directors" identifies members of the board of directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

See also "EXECUTIVE OFFICERS OF THE REGISTRANT" appearing in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

The information in the section of the 1998 Proxy Statement captioned "Executive Compensation" under "Proposal 1. Election of Directors" is incorporated in this Item 11 by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information in the section of the 1998 Proxy Statement captioned "Security Ownership of Management" under "Proposal 1. Election of
Directors" is incorporated in this Item 12 by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section of the 1998 Proxy Statement captioned "Certain Transactions and Business Relationships" under "Proposal 1. Election of Directors" is incorporated in this Item 13 by reference.

PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT.

1.   Financial statements:

The Consolidated Balance Sheet as of December 31, 1997 and 1996, and the related Consolidated Income Statement and Consolidated Cash Flow Statement for the years ended December 31, 1997, 1996 and 1995, and the related Notes thereto, and the Independent Auditors' Report of Deloitte & Touche LLP thereon are incorporated in Part II, Item 8 of this Form 10-K by reference to the financial statements contained in the 1997 Annual Report to Stockholders. In addition, related reports of Deloitte & Touche LLP and other auditors are included herein.

2.   Financial statement schedule:

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in the 1997 Annual Report to Stockholders.

Independent Auditors' Reports

Schedule for Kimberly-Clark Corporation and Subsidiaries:
     Schedule  II  Valuation and Qualifying Accounts

All other schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

3.   Exhibits:

Exhibit No. (3)a. Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

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

Exhibit No. (10)a. Management Achievement Award Program, as amended and restated as of January 1, 1998.

Exhibit No. (10)b. Executive Severance Plan, incorporated by reference to Exhibit No. (10)c of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

Exhibit No. (10)c. Fourth Amended and Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit No.(10)c of the Corporation's Annual Report on Form 10-K for the year ended
December 31, 1996.

Exhibit No. (10)d. 1986 Equity Participation Plan, as amended effective November 20, 1997.

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended effective November 20, 1997.

Exhibit No. (10)f. Deferred Compensation Plan, effective as of October 1, 1994, incorporated by reference to Exhibit No. (10)g of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit No. (10)g. First Amendment to Deferred Compensation Plan, effective as of November 22, 1996, incorporated by reference to Exhibit No. (10)g of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)h. Outside Directors' Stock Compensation Plan, incorporated by reference to Exhibit No. 4.5 to the Corporation's
Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 33-02607).

Exhibit No. (10)i. Supplemental Benefit Plan to Salaried Employees' Retirement Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit No. (10)i of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)j. Second Supplemental Benefit Plan to Salaried
Employees' Retirement Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit No. (10)j of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)k. Retirement Contribution Excess Benefit Program, amended as of January 1, 1997.

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1997.

Exhibit No. (13). Portions of the Corporation's 1997 Annual Report to Stockholders incorporated by reference in this Form 10-K.

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

(B)  REPORTS ON FORM 8-K

  (i)   The Corporation filed a Current Report on Form 8-K, dated
        October 30, 1997, to report its 1997 third quarter earnings.

  (ii)  The Corporation filed a Current Report on Form 8-K, dated
        November 25, 1997, to report the 1997 Restructuring Plan.

  (iii) The Corporation filed a Current Report on Form 8-K, dated
        January 30, 1998, to report its 1997 fourth quarter and annual earnings.

  (iv)  The Corporation filed a Current Report on Form 8-K, dated
        February 27, 1998, to report its 1997 audited financial statements.

SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           KIMBERLY-CLARK CORPORATION

March 26, 1998

                           By:  /s/ John W. Donehower
                                ---------------------------
                                  John W. Donehower
                                  Senior Vice President and
                                  Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Wayne R. Sanders     Chairman of the Board        March 26, 1998
-----------------------  and Chief Executive Officer
 Wayne R. Sanders        and Director
                         (principal executive
                         officer)

/s/ John W. Donehower    Senior Vice President and    March 26, 1998
----------------------   Chief Financial Officer
 John W. Donehower       (principal financial
                         officer)



/s/ Randy J. Vest        Vice President and           March 26, 1998
------------------       Controller
    Randy J. Vest        (principal accounting
                         officer)


                              Directors

John F. Bergstrom               Louis E. Levy
Pastora San Juan Cafferty       Frank A. McPherson
Paul J. Collins                 Linda Johnson Rice
Robert W. Decherd               Wolfgang R. Schmitt
William O. Fifield              Randall L. Tobias
Claudio X. Gonzalez



 By:   /s/ O. George Everbach                   March 26, 1998
     -----------------------------
       O. George Everbach, Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT


KIMBERLY-CLARK CORPORATION:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Kimberly-Clark Corporation and Subsidiaries for the year ended December 31, 1995, and have issued our report thereon dated January 30, 1996. The financial statements of Scott Paper Company, a wholly-owned subsidiary of Kimberly-Clark Corporation, were audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements referred to above, insofar as it relates to the amounts included for Scott Paper Company (except for the provision for restructuring and other unusual charges described below), is based on the report of such other auditors. We have also audited the accompanying schedule of the Scott Paper Company provision for restructuring and other unusual charges of $827.0 million, the related tax benefit of $218.0 million and the related effect on minority owners' share of subsidiaries' net income of $.8 million for the year ended December 30, 1995. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audit.

We conducted our audit of the schedule in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedule is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the schedule referred to above presents fairly, in all material respects, the Scott Paper Company provision for restructuring and other unusual charges and the related tax benefits for the year ended December 30, 1995 in conformity with generally accepted accounting principles.


/S/ DELOITTE & TOUCHE LLP
--------------------------

DELOITTE & TOUCHE LLP

Dallas, Texas
January  30, 1996




INDEPENDENT AUDITORS' REPORT




KIMBERLY-CLARK CORPORATION:


We have audited the consolidated financial statements of Kimberly-Clark Corporation as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 26, 1998; such consolidated financial statements and report are included in your 1997 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Kimberly-Clark Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. The financial statements and financial statement schedule of Kimberly-Clark Tissue Company (formerly Scott Paper Company), a wholly-owned subsidiary of Kimberly-Clark Corporation, for the year ended December 31, 1995, were audited by other auditors whose report has been furnished to us, and our opinions, insofar as they relate to the amounts included for Kimberly-Clark Tissue Company, are based solely on the report of such other auditors.

In our opinion, based on our audits and the report of other auditors referred to above, the consolidated financial statement schedule listed in Item 14, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/S/ DELOITTE & TOUCHE LLP
----------------------------

DELOITTE & TOUCHE LLP

Dallas, Texas
January 26, 1998




INDEPENDENT AUDITORS' REPORT




KIMBERLY-CLARK CORPORATION:

We have audited the consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 30, 1995 of Scott Paper Company and its subsidiaries (not presented herein). We have also audited the schedule of valuation and qualifying accounts of Scott Paper Company and its subsidiaries as of and for the year ended December 30, 1995 (not presented herein). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the provision for restructuring and other unusual charges of $827.0 million, the related tax benefit of $218.0 million and related effect on minority owners' share of subsidiaries' net income of $0.8 million for the year ended December 30, 1995, nor the related effect of $17.9 million on additional paid in capital as of December 30, 1995. Such provision and related accounts were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the aforementioned amounts, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors,
(1) the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity, and cash flows for the year ended December 30, 1995 of Scott Paper Company and its subsidiaries, in conformity with generally accepted accounting principles, and (2) the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 of the Financial Review Notes, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.



/S/ COOPERS & LYBRAND L.L.P.
------------------------------

COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, PA
January 30, 1996







SCHEDULE II    Kimberly-Clark Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(Millions of dollars)
                                                                    ADDITIONS                 DEDUCTIONS

                                         BALANCE AT        CHARGED TO     CHARGED TO        WRITE-OFFS        BALANCE
                                         BEGINNING         COSTS AND        OTHER         AND DISCOUNTS      AT END OF
        DESCRIPTION                      OF PERIOD          EXPENSES     ACCOUNTS(A)         ALLOWED           PERIOD
-----------------------------------------------------------------------------------------------------------------------


DECEMBER 31, 1997
  Allowances deducted from
   assets to which they apply

       Allowances for doubtful
         accounts ...................     $  33.0          $   12.9        $   1.6          $   9.7(b)       $   37.8

       Allowances for sales
         discounts ..................        13.3             174.5            7.8            173.5(c)           22.1
                                          -------          --------        -------          -------          --------

               Total ................     $  46.3          $  187.4        $   9.4          $ 183.2          $   59.9
                                          =======          ========        =======          =======          ========


DECEMBER 31, 1996
  Allowances deducted from
   assets to which they apply

       Allowances for doubtful
         accounts .....................   $  54.0          $   13.1        $    .1          $  34.2(b)          $33.0

       Allowances for sales
         discounts ..................        30.7             181.4              -            198.8(c)           13.3
                                          -------          --------        -------          -------          --------

               Total ................     $  84.7          $  194.5        $    .1          $ 233.0          $   46.3
                                          =======          ========        =======          =======          ========


DECEMBER 31, 1995
  Allowances deducted from
   assets to which they apply

       Allowances for doubtful
         accounts .....................   $  23.5          $   41.7        $    .8        $    12.0(b)       $   54.0

       Allowances for sales
         discounts ..................        22.1             201.7             .1            193.2(c)           30.7
                                          -------          --------        -------        ---------          --------

         Total ......................     $  45.6          $  243.4        $    .9        $   205.2          $   84.7
                                          =======          ========        =======        =========          ========



(a) Primarily bad debt recoveries and the inclusion of Tecnol Medical Products, Inc. balances acquired in 1997
(b) Primarily uncollectible receivables written off
(c) Sales discounts allowed






INDEX TO DOCUMENTS FILED AS A PART OF THIS REPORT

                             DESCRIPTION


Consolidated financial statements, incorporated by reference

Independent Auditors' Reports, incorporated by reference

Independent Auditors' Reports

Schedules for Kimberly-Clark Corporation and Subsidiaries:
  Schedule II  Valuation and Qualifying Accounts

Exhibit No. (3)a. Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

Exhibit No. (3)b. By-Laws , as amended November 22, 1996, incorporated by reference to Exhibit No. 4.2 of the Corporation's Registration
Statement on Form S-8 filed with the Securities and Exchange
Commission on December 6, 1996 (File No. 333-17367).

Exhibit No. (4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a. Management Achievement Award Program, as amended as of January 1, 1998.

Exhibit No. (10)b. Executive Severance Plan, incorporated by reference to Exhibit No. (10)c of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

Exhibit No. (10)c. Fourth Amended and Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit No. (10)c of the Corporation's Annual Report on Form 10-K for the year ended
December 31, 1996.

Exhibit No. (10)d. 1986 Equity Participation Plan, as amended effective November 20, 1997.

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended effective November 20, 1997.

Exhibit No. (10)f. Deferred Compensation Plan, effective as of October 1, 1994, incorporated by reference to Exhibit No. (10)g of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit No. (10)g. First Amendment to Deferred Compensation Plan, effective as of November 22, 1996, incorporated by reference to Exhibit No. (10)g of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)h. Outside Directors' Stock Compensation Plan, incorporated by reference to Exhibit No. 4.5 to the Corporation's
Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 33-02607).

Exhibit No. (10)i. Supplemental Benefit Plan to Salaried Employees' Retirement Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit No. (10)i of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996. Exhibit No. (10)j. Second Supplemental Benefit Plan to Salaried Employees' Retirement Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit No.(10)j of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)k. Retirement Contribution Excess Benefit Program, amended as of January 1, 1997.

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1997.

Exhibit No. (13). Portions of the Corporation's 1997 Annual Report to Stockholders incorporated by reference in this Form 10-K.

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