Form 10-Q
period 1998-03-31
KIMBERLY CLARK CORP
filed 1998-05-12
CIK 55785

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark  One)

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  MARCH  31,  1998

                                      OR

[    ]          TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  fromto

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

Yes        X.    No.
     -------

  AS OF MAY 8, 1998, 557,143,292 SHARES OF THE CORPORATION'S COMMON STOCK WERE OUTSTANDING.

                        PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS.


CONSOLIDATED  INCOME  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

                                                  Three  Months
                                                 Ended  March  31
                                           -------------------------
(Millions of dollars except per share amounts)    1998       1997
--------------------------------------------------------------------
NET SALES                                       $3,048.6   $3,237.6
Cost of products sold                            1,884.1    1,996.6
                                                ---------  ---------

GROSS PROFIT                                     1,164.5    1,241.0
Advertising, promotion and selling
expenses                                           494.9      498.3
Research expense                                    52.9       48.7
General expense                                    158.2      149.7
Restructuring and other unusual charges             14.2         -
                                                ---------  ---------

OPERATING PROFIT                                   444.3      544.3
Interest income                                      8.6        8.6
Interest expense                                   (48.2)     (43.3)
Other income (expense), net                         (0.3)       8.7
                                                ---------  ---------

INCOME BEFORE INCOME TAXES                         404.4      518.3
Provision for income taxes                         129.6      171.0
                                                ---------  ---------

INCOME BEFORE EQUITY INTERESTS                     274.8      347.3
Share of net income of equity companies             29.3       32.5
Minority owners' share of subsidiaries'
net income                                          (6.5)     (15.6)
                                                ---------  ---------

INCOME BEFORE EXTRAORDINARY GAIN                   297.6      364.2
Extraordinary gain, net of income taxes               -         4.8
                                                ---------  ---------

NET INCOME                                        $297.6     $369.0
                                                =========  =========

PER SHARE BASIS:

BASIC:
Income before extraordinary gain                   $.53       $.65
Extraordinary gain, net of income taxes              -         .01
                                                ---------  ---------

Net income                                         $.53       $.66
                                                =========  =========

DILUTED:
Income before extraordinary gain                   $.53       $.64
Extraordinary gain, net of income taxes              -         .01
                                                ---------  ---------

Net income                                         $.53       $.65
                                                =========  =========

CASH DIVIDENDS DECLARED                            $.25       $.24
                                                =========  =========

Unaudited

See Notes to Financial Statements.



CONDENSED  CONSOLIDATED  BALANCE  SHEET
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

                                                  MARCH  31,   December  31,
(Millions of dollars)                                 1998       1997
----------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                              $99.3      $90.8
Accounts receivable                                  1,563.9    1,606.3
Inventories                                          1,295.9    1,319.5
Other current assets                                   453.5      472.4
                                                    ---------  ---------

TOTAL CURRENT ASSETS                                 3,412.6    3,489.0

PROPERTY                                             9,870.9    9,756.2
Less accumulated depreciation                        4,249.3    4,155.6
                                                    ---------  ---------

NET PROPERTY                                         5,621.6    5,600.6

INVESTMENTS IN EQUITY COMPANIES                        596.2      567.7

ASSETS HELD FOR SALE                                   282.7      280.0

GOODWILL, DEFERRED CHARGES AND OTHER ASSETS          1,376.0    1,328.7
                                                    ---------  ---------


                                                   $11,289.1  $11,266.0
                                                   =========  =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Debt payable within one year                          $568.2     $663.1
Accounts payable                                       918.2    1,049.4
Accrued expenses                                     1,393.5    1,445.6
Other current liabilities                              635.8      548.2
                                                    ---------  ---------

TOTAL CURRENT LIABILITIES                            3,515.7    3,706.3

LONG-TERM DEBT                                       1,805.7    1,803.9

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS      890.3      887.1

DEFERRED INCOME TAXES                                  602.7      580.8

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES             175.6      162.6

STOCKHOLDERS' EQUITY                                 4,299.1    4,125.3
                                                    ---------  ---------

                                                   $11,289.1  $11,266.0
                                                   =========  =========


Unaudited

See Notes to Financial Statements.



CONDENSED  CONSOLIDATED  CASH  FLOW  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

                                                   Three Months
                                                  Ended March 31
                                                  --------------
(Millions of dollars)                             1998      1997
-----------------------------------------------------------------
OPERATIONS
Net Income                                       $297.6    $369.0
Restructuring and other unusual charges            14.2       -
Depreciation                                      123.6     120.9
Changes in operating working capital              (39.7)   (220.7)
Extraordinary gain, net of income taxes              -       (4.8)
Pension funding in excess of expense               (3.6)     (6.0)
Other                                              14.6      47.7
                                                --------  --------

CASH PROVIDED BY OPERATIONS                       406.7     306.1
                                                --------  --------

INVESTING
Capital spending                                 (135.3)   (179.8)
Disposals of property and businesses                -       606.3
Other                                             (30.0)    (61.4)
                                                --------  --------

CASH PROVIDED BY (USED FOR) INVESTING            (165.3)    365.1
                                                --------  --------

FINANCING
Cash dividends paid                              (131.4)   (129.7)
Changes in debt payable within one year           (52.9)   (237.2)
Increases in long-term debt                       220.5      18.1
Decreases in long-term debt                      (261.6)    (36.3)
Proceeds from exercise of stock options            18.2      33.8
Acquisitions of common stock for the treasury      (9.1)   (255.6)
Other                                             (16.6)     13.6
                                                --------  --------

CASH USED FOR FINANCING                          (232.9)   (593.3)
                                                --------  --------

INCREASE IN CASH AND CASH EQUIVALENTS              $8.5     $77.9
                                                ========  ========




Unaudited

See Notes to Financial Statements.


NOTES  TO  FINANCIAL  STATEMENTS
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") have been prepared on the same basis as those in the 1997 Annual Report to Stockholders and include all adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated results of operations and condensed consolidated cash flow statements for the periods indicated.

2. In the fourth quarter of 1997, the Corporation announced a plan to restructure its worldwide operations ("Announced Plan"), the total pretax cost of which was estimated at $810.0 million. In conjunction with the Announced Plan, the Corporation recorded a 1997 pretax charge of $701.2 million. The remaining costs of the Announced Plan will be recorded when such costs result in accruable expenses. During the first quarter of 1998, the Corporation recorded a pretax charge of $14.2 million related to the Announced Plan. The 1998 charge reduced first quarter 1998 net income by $9.4 million, or $.02 per share.

3. In March 1997, the Corporation sold its non-core pulp and newsprint facility located in Coosa Pines, Alabama, for approximately $600 million. In the first quarter of 1997, the Corporation recorded impairment losses totaling $111.5 million before income tax benefits on the planned disposal of a pulp manufacturing mill in Miranda, Spain; a recycled fiber facility in Oconto Falls, Wisconsin; and a tissue converting facility in Yucca, Arizona; and on an integrated pulp making facility in Everett, Washington. These transactions have been aggregated and reported as an extraordinary gain totaling $4.8 million, net of applicable income taxes of $16.0 million, or $.01 per share.

4. There are no adjustments required to be made to Income Before Extraordinary Gains for purposes of computing basic and diluted earnings per share ("EPS"). A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations is as follows:


                                 Average  Common  Shares
                                   Outstanding  for  the
                              Three  Months  Ended  March  31
                              -------------------------------
(Millions)                             1998          1997
-------------------------------------------------------------

Basic                                  556.7         560.8

Dilutive effect of stock options         3.0           3.6

Dilutive effect of shares issued for
participation share awards               0.3           0.1
                                       -----         -----

Diluted                                560.0         564.5
                                       =====         =====




Options to purchase 3,062,100 shares of common stock at $55.9375 per share were outstanding during the first quarter of 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on February 26, 2008, were still outstanding at March 31, 1998. The number of common shares outstanding at March 31, 1998 and 1997, was 557.0 million and 559.5 million, respectively.

5. The following schedule details inventories by major class as of March 31, 1998 and December 31, 1997:

                                                 MARCH  31,      December  31,
(Millions  of  dollars)                             1998            1997
------------------------------------------------------------------------------

     At  lower  of  cost  on  the  First-In,
        First-Out  (FIFO)  method  or  market:
          Raw  materials                        $   353.0        $   372.4
          Work  in  process                         214.3            228.5
          Finished  goods                           752.1            749.9
          Supplies  and  other                      188.0            174.5
                                                ---------        ---------
                                                  1,507.4          1,525.3
        Excess  of  FIFO  cost  over  Last-In,
          First-Out  (LIFO)  cost                  (211.5)          (205.8)
                                                ---------       ----------

          Total                                 $ 1,295.9       $  1,319.5
                                                =========       ==========

6.  The following schedule provides the detail of comprehensive income:


                                               Three  Months  Ended  March  31
                                               -------------------------------
 (Millions  of  dollars)                                1998          1997
------------------------------------------------------------------------------
     Net  Income                                        $  297.6    $   369.0
     Unrealized  currency  translation  adjustments         (4.1)       (73.9)
                                                        --------    ---------
     Comprehensive  income                              $  293.5    $   295.1
                                                        ========    =========

7. The following schedule presents information concerning consolidated operations by business segment for the three months ended March 31:


(Millions  of  dollars)                      1998(a)                1997
 ---------------------------------------------------------------------------

NET  SALES:

Personal  Care  Products                   $   1,331.4        $   1,262.7
Tissue-Based  Products                         1,565.5            1,765.0
Newsprint,  Paper  and  Other                    165.1              224.5

Intersegment  sales                              (13.4)             (14.6)
                                           -----------        -----------

Consolidated                               $   3,048.6        $   3,237.6
                                           ===========        ===========


OPERATING  PROFIT:

Personal  Care  Products                   $     212.9        $     250.8
Tissue-Based  Products                           205.0              253.8
Newsprint,  Paper  and  Other                     37.1               40.8

Unallocated  items  -  net                       (10.7)              (1.1)
                                           -----------        -----------

Consolidated                               $     444.3        $     544.3
                                           ===========        ===========


(a) Operating profit for the quarter for Personal Care Products and Tissue-Based Products includes $4.9 million and $9.3 million, respectively, of the charge related to the Announced Plan described in Note 2.


Description  of  Product  Segments:

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

RESULTS  OF  OPERATIONS:
     FIRST  QUARTER  OF  1998  COMPARED  WITH  FIRST  QUARTER  OF  1997

By  Business  Segment
(Millions  of  dollars)

For a description of the Corporation's business segments and a summary of the business segment data that include restructuring and other unusual charges, see Note 7 to the Financial Statements. For purposes of this Management's Discussion and Analysis, restructuring and other unusual charges is shown separately in the following business segment and geographic presentations to facilitate a meaningful discussion of ongoing operations.


                                      %  Change          %  OF  1998
NET SALES                     1998     vs. 1997          CONSOLIDATED
-----------------------------------------------------------------------
Personal Care Products      $1,331.4      + 5.4%            43.6%
Tissue-Based Products        1,565.5      -11.3             51.4
Newsprint, Paper and Other     165.1      -26.5              5.4
Intersegment sales             (13.4)                        (.4)
                            ---------                    -------

Consolidated                $3,048.6      - 5.8%           100.0%
                            =========                    =======




                                    %  Change       %  OF  1998            %  Return  on  Sales
                                                                           --------------------
OPERATING PROFIT             1998    vs. 1997      CONSOLIDATED             1998         1997
-----------------------------------------------------------------------------------------------
Personal Care Products      $217.8       -13.2%       49.0%                 16.4%        19.9%
Tissue-Based Products        214.3       -15.6        48.2                  13.7         14.4
Newsprint, Paper and Other    37.1       - 9.1         8.4                  22.5         18.2
Restructuring and other
unusual charges              (14.2)                   (3.2)
Unallocated items-net        (10.7)                   (2.4)
                            -------                  ------

Consolidated                $444.3       -18.4%      100.0%                 14.6%        16.8%
                            =======                  ======



Commentary:

Net sales for the quarter were 5.8 percent lower than in 1997; however, excluding the revenues of the Coosa Pines, Alabama newsprint and pulp operation ("Coosa") and the Corporation's 50.1 percent interest in Scott Paper Limited in Canada, businesses which were divested in 1997, first quarter net sales increased slightly. Excluding the net sales of divested businesses, worldwide sales volumes increased 4 percent and selling prices were nearly 1 percent higher. Changes in currency exchange rates are estimated to have reduced consolidated net sales by approximately $150 million, substantially offsetting the volume and selling price increases.


- Worldwide sales of personal care products increased approximately 5 percent from 1997, as an increase in sales volumes of 10 percent was halved by negative foreign currency exchange rate effects. Sales volume growth was achieved in most international markets; in professional health care, due in part to the acquisition of Tecnol Medical Products Inc. in December 1997; and in baby wipes and training and youth pants in North America. However, diaper volumes in North America were below last year's record levels.

- Worldwide sales of tissue-based products excluding divested businesses were 4 percent lower than in 1997 primarily because of changes in foreign currency exchange rates. Sales volumes were flat overall, with increases in Latin America and for Kleenex facial tissue and the Corporation's new Kleenex Cottonelle bathroom tissue in North America and decreases for consumer tissue products in Europe and the Asia/Pacific region.

Operating profit decreased 18.4 percent in absolute terms, and from 16.8 percent to 14.6 percent as a percentage of net sales. Excluding the restructuring and other unusual charges of $14.2 million recorded in 1998, which are part of the remaining $108.8 million of charges to complete the $810.0 million restructuring program announced in November 1997 ("Announced Plan"), operating profit decreased 15.8 percent in absolute terms, and from 16.8 percent to 15.0 percent as a percentage of net sales. Further, excluding the divested businesses, operating profit declined
12.6  percent.

- The decline in operating profit for personal care products was primarily due to investment spending to start up new diaper capacity and to launch improved diapers and feminine care products in Europe; the lower volumes and increased manufacturing costs for diapers in North America; and the currency effects in Asia.

- The decline in first quarter operating profit for tissue-based products was a result of lower earnings in Europe, the loss of earnings of divested businesses and the Asian currency effects, which combined, more than offset higher earnings of the Corporation's away-from-home business in North America.

- The overall changes in currency exchange rates, primarily in Asia, are estimated to have reduced consolidated operating profit approximately $20 million.

- Operating profit for the 1998 quarter for Personal Care Products and Tissue-Based Products includes $4.9 million and $9.3 million, respectively, of the charge related to the Announced Plan.


By  Geography
(Millions  of  dollars)

                                 %  Change    %  OF  1998
NET SALES                1998     vs. 1997    CONSOLIDATED
----------------------------------------------------------
North America          $2,100.3     - 6.7%       68.9%
Outside North America   1,018.8     - 5.7        33.4
Intergeographic sales     (70.5)                 (2.3)
                       ---------                -----

Consolidated           $3,048.6     - 5.8%      100.0%
                       =========                =====





                                  %  Change  %  OF  1998  %  Return  on  Sales
                                                          --------------------
OPERATING PROFIT          1998    vs. 1997   CONSOLIDATED     1998      1997
------------------------------------------------------------------------------
North America               $416.5     - 8.5%      93.7%      19.8%       20.2%
Outside North America         52.7     -41.4       11.9        5.2         8.3
Restructuring and other
unusual charges              (14.2)                (3.2)
Unallocated items-net        (10.7)                (2.4)
                            ------                 -----

Consolidated                $444.3     -18.4%      100.0%     14.6%      16.8%
                            ======                 =====




Commentary:

-   Excluding the divested businesses, net sales for North America increased
2.2 percent. The decline in net sales outside North America is primarily due to the currency effects in Asia.

- Excluding the divested businesses and the restructuring charge, operating profit in North America decreased 4.4 percent, primarily due to the lower volumes and increased manufacturing costs for diapers. The decline in operating profit outside North America is primarily due to the previously discussed substantially lower earnings in Europe.

- Of the $14.2 million of restructuring and other unusual charges recorded in 1998,$8.5 million was incurred in North America, the remainder was incurred outside North America.

Additional  Income  Statement  Commentary:

- The increase in interest expense is primarily attributable to a higher debt level and higher interest rates internationally.

- The effective income tax rate decreased to 32.0 percent from 33.0 percent in the prior year and is expected to remain at approximately 32 percent for the balance of 1998. The lower effective tax rate is primarily due to additional tax planning opportunities.

- The 9.8 percent decrease in the Corporation's share of net income of equity companies is principally due to a charge of $3.8 million related to the change in the value of the Mexican peso. Excluding this charge, the Corporation's share of net income of equity companies was $33.1 million in the first quarter of 1998 compared with $32.5 million in 1997. Improved product pricing at the Corporation's Mexican affiliate, Kimberly-Clark de Mexico, S.A. de C.V., resulted in better equity company net income. The higher net income in Mexico was partially offset by lower earnings of other equity companies.

LIQUIDITY  AND  CAPITAL  RESOURCES

- Cash provided by operations in the first quarter of 1998 increased by $100.6 million compared with the first quarter of 1997, primarily due to a reduced investment in working capital which more than offset the lower contribution from net income.

- At March 31, 1998, $573.2 million of the charge for the estimated costs of the restructuring program announced in November 1997 remain to be utilized. These reserves for restructuring and other unusual charges are estimated to be adequate to cover the planned actions.

- The first quarter of 1997 included approximately $600 million in proceeds from the sale of Coosa.

- During the first quarter of 1997, the Corporation repurchased 5 million shares of its common stock for approximately $250 million. No share repurchases were made during the first quarter of 1998. Depending on market conditions, the Corporation intends to repurchase additional shares beginning in the second quarter of 1998 under its existing authority to purchase up to
15.5  million  shares  of  common  stock.

- The Corporation reduced its debt levels in the first quarter of 1998 resulting in a debt to capital ratio of 34.7 percent at March 31, 1998 compared with 36.5 percent at year-end 1997. This ratio is consistent with the Corporation's objective of maintaining a total debt to capital ratio in the range of 30 to 40 percent.

- Management believes cash flow from operations plus the ability to issue both short-term and long-term debt will be sufficient to fund capital expenditures, pay dividends, meet debt maturity requirements, fund business acquisitions and allow the Corporation to continue its previously announced share repurchase program.

- On May 5, 1998, the Corporation announced that it will shut down its pulp mill in Mobile, Alabama in September 1999 and will sell the associated woodlands operations. This action is expected to result in a net gain. As a result of the shutdown, the Corporation will no longer be required to invest approximately $260 million at such facility to comply with newly issued environmental regulations for pulp mills. It is expected that the closure of the pulp mill will reduce the percentage of virgin fiber the Corporation produces for use in its products from nearly 70 percent to about 45 percent. The Corporation reiterated that it plans to sell its pulp mills in Terrace Bay, Ontario and Miranda, Spain, but said it will continue to operate pulp mills in Everett, Washington and Pictou County, Nova Scotia. The Corporation also announced that it will continue to operate its Mobile tissue mill and plans to invest approximately $100 million in such facility over the next several years to install systems that process recycled fiber and that allow the use of baled pulp.

ENVIRONMENTAL  MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business or results of operations.

OUTLOOK

Earnings from operations are expected to improve over the balance of 1998 as benefits of recently implemented price increases for tissue products in the United States are realized and savings from the previously announced restructuring plan build. As a result, management believes earnings per share from operations for the last nine months of 1998 should be greater than the same period a year ago.

INFORMATION  CONCERNING  FORWARD-LOOKING  STATEMENTS

Certain information in this report is forward-looking and is based on various assumptions. Such information includes, without limitation, the business outlook, anticipated financial position and operating results, strategies, contingencies and contemplated transactions of the Corporation and the
Corporation's  estimated  effective  income  tax  rate  for  1998.    These
forward-looking statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of Part I,
Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 entitled "Factors That May Affect Future Results."

                          PART II - OTHER INFORMATION

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The 1998 Annual Meeting of Stockholders was convened at 11:00 a.m. on Thursday, April 30, 1998, at the Corporation's World Headquarters, 351 Phelps Drive, Irving, Texas. Represented at the meeting in person or by proxy were 514,860,702 shares of common stock or 92% of all shares of common stock outstanding.

The  following  directors  were  elected to three-year terms expiring in 2001:
Pastora San Juan Cafferty, Claudio X. Gonzalez, Louis E. Levy and Linda Johnson Rice. Of the shares represented at the meeting, at least 98.3% voted for each nominee, and 1.6% withheld authority to vote.

The Corporation's other directors are John F. Bergstrom, Paul J. Collins, Robert W. Decherd, William O. Fifield, Frank A. McPherson, Wayne R. Sanders, Wolfgang R. Schmitt and Randall L. Tobias.

In addition to the election of directors, the stockholders approved the selection of Deloitte & Touche LLP as the independent auditors for the Corporation. Of the shares represented at the meeting, 99.6% voted for such selection, .1% voted against and .3% abstained or did not vote.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a) Exhibits

     (3)a Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

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


     (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:


     KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES
     COMPUTATION  OF  RATIO  OF  EARNINGS  TO  FIXED  CHARGES
     (MILLIONS  OF  DOLLARS)

                                                 Three  Months  Ended  March  31
                                                 -------------------------------
                                                        1998          1997
--------------------------------------------------------------------------------
Consolidated  Companies
-----------------------
     Income  before  income  taxes                  $    404.4       $   518.3
     Interest  expense                                    48.2            43.3
     Interest  factor  in  rent  expense                  11.5            12.5
     Amortization  of  capitalized  interest               2.3             2.2

Equity  Affiliates
------------------
     Share  of  50%-owned:
      Income  before  income  taxes                       11.7            13.4
      Interest  expense                                    1.6             1.9
      Interest  factor  in  rent  expense                   .2              .2
      Amortization  of  capitalized  interest                -              .2
                                                    ----------        --------

Earnings                                            $    479.9        $  592.0
                                                    ==========        ========

Consolidated  Companies
-----------------------
     Interest  expense                              $     48.2        $   43.3
     Capitalized  interest                                 1.5             4.5
     Interest  factor  in  rent  expense                  11.5            12.5

Equity  Affiliates
------------------
     Share  of  50%-owned:
      Interest  expense  and  capitalized  interest        1.6             1.9
      Interest  factor  in  rent  expense                   .2              .2
                                                    ----------        --------

Fixed  charges                                      $     63.0        $   62.4
                                                    ==========        ========

            Ratio  of  earnings  to  fixed  charges       7.62            9.49
                                                    ==========        ========



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





KIMBERLY-CLARK  CORPORATION
     (Registrant)





By:          /s/  John  W.  Donehower
             ------------------------
             John  W.  Donehower
             Senior  Vice  President  and
             Chief  Financial  Officer
             (principal  financial  officer)





By:          /s/  Randy  J.  Vest
             --------------------
             Randy  J.  Vest
             Vice  President  and  Controller
             (principal  accounting  officer)






May  12,  1998