Form 10-Q
period 1998-06-30
KIMBERLY CLARK CORP
filed 1998-08-10
CIK 55785

FORM 10-Q



                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended JUNE 30, 1998

                                      OR


[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the transition period from.............to____..


Commission file number 1-225


                      KIMBERLY-CLARK CORPORATION
        (Exact name of registrant as specified in its charter)



          DELAWARE                                             39-0394230
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)



                           P.O. BOX 619100
                            DALLAS, TEXAS
                              75261-9100
               (Address of principal executive offices)
                              (Zip Code)



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


Yes    X  .  No       .
     ----



AS OF AUGUST 6, 1998, 547,404,100 SHARES OF THE CORPORATION'S COMMON STOCK WERE OUTSTANDING.

                    PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                Three Months         Six Months
                                               Ended June 30        Ended June 30
(Millions of dollars except per share         ---------------      ---------------
amounts)                                      1998      1997        1998     1997
---------------------------------------------------------------------------------
NET SALES .............................      $3,041.3 $3,124.3    $6,089.9 $6,361.9
   Cost of products sold ..............       1,847.5  1,932.1     3,731.6  3,928.7
                                             -------- --------    -------- --------

GROSS PROFIT ..........................       1,193.8  1,192.2     2,358.3  2,433.2
   Advertising, promotion and selling
      expenses ........................         491.5    485.5       986.4    983.8
   Research expense ...................          54.8     50.3       107.7     99.0
   General expense ....................         178.8    162.0       337.0    311.7
   Restructuring and other unusual charges       33.3        -        47.5        -
                                             -------- --------    -------- --------

OPERATING PROFIT ......................         435.4    494.4       879.7  1,038.7
   Interest income ....................           5.5     10.0        14.1     18.6
   Interest expense ...................         (48.9)   (40.0)      (97.1)   (83.3)
   Other income (expense), net ........           7.7       .9         7.4      9.6
                                             -------- --------    -------- --------

INCOME BEFORE INCOME TAXES ............         399.7    465.3       804.1    983.6
   Provision for income taxes .........         127.0    153.6       256.6    324.6
                                             -------- --------    -------- --------

INCOME BEFORE EQUITY INTERESTS ........         272.7    311.7       547.5    659.0
   Share of net income of equity companies       33.6     51.2        62.9     83.7
   Minority owners' share of subsidiaries'
      net income ......................          (6.2)   (12.1)      (12.7)   (27.7)
                                             -------- --------    -------- --------

INCOME BEFORE EXTRAORDINARY GAINS .....         300.1    350.8       597.7    715.0
   Extraordinary gains, net of income taxes         -     12.7           -     17.5
                                             -------- --------    -------- --------

NET INCOME.............................      $  300.1 $  363.5    $  597.7 $  732.5
                                             ======== ========    ======== ========

PER SHARE BASIS:

BASIC:
   Income before extraordinary gains...      $    .54 $    .63    $   1.07 $   1.28
   Extraordinary gains, net of income taxes         -      .02           -      .03
                                             -------- --------    -------- --------
   Net income..........................      $    .54 $    .65    $   1.07 $   1.31
                                             ======== ========    ======== ========

DILUTED:
   Income before extraordinary gains ..      $    .54 $    .63    $   1.07 $   1.27
   Extraordinary gains, net of income taxes         -      .02           -      .03
                                             -------- --------    -------- --------
   Net income..........................      $    .54 $    .65    $   1.07 $   1.30
                                             ======== ========    ======== ========

CASH DIVIDENDS DECLARED................      $    .25 $    .24    $    .50 $    .48
                                             ======== ========    ======== ========


Unaudited

See Notes to Financial Statements.


CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                        JUNE 30,    December 31,
(Millions of dollars)                                     1998          1997
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents .........................  $   78.9       $   90.8
   Accounts receivable ...............................   1,500.7        1,606.3
   Inventories .......................................   1,270.2        1,319.5
   Other current assets ..............................     423.2          472.4
                                                        --------       --------
      TOTAL CURRENT ASSETS ...........................   3,273.0        3,489.0

PROPERTY .............................................  10,146.9        9,756.2
   Less accumulated depreciation .....................   4,452.9        4,155.6
                                                        --------       --------
      NET PROPERTY ...................................   5,694.0        5,600.6

INVESTMENTS IN EQUITY COMPANIES ......................     815.4          567.7

ASSETS HELD FOR SALE .................................     271.3          280.0

GOODWILL, DEFERRED CHARGES AND OTHER ASSETS ..........   1,388.2        1,328.7
                                                       ---------      ---------
                                                       $11,441.9      $11,266.0
                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Debt payable within one year ......................  $  487.4       $  663.1
   Accounts payable ..................................     891.4        1,049.4
   Accrued expenses ..................................   1,415.6        1,445.6
   Other current liabilities .........................     576.0          548.2
                                                       ---------      ---------
      TOTAL CURRENT LIABILITIES ......................   3,370.4        3,706.3

LONG-TERM DEBT .......................................   2,089.2        1,803.9

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS ....     881.9          887.1

DEFERRED INCOME TAXES ................................     634.5          580.8

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES ...........     189.5          162.6

STOCKHOLDERS' EQUITY .................................   4,276.4        4,125.3
                                                       ---------      ---------
                                                       $11,441.9      $11,266.0
                                                       =========      =========


Unaudited

See Notes to Financial Statements.


CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                               Six Months
                                                              Ended June 30
                                                          ---------------------
(Millions of dollars)                                        1998        1997
-------------------------------------------------------------------------------
OPERATIONS
   Net Income ...........................................  $ 597.7     $ 732.5
   1998 Charge...........................................     53.8          -
   Depreciation..........................................    248.3       242.0
   Deferred income tax provision.........................     64.6       218.1
   Changes in operating working capital..................    (37.9)     (471.3)
   Extraordinary gains, net of income taxes..............       -        (17.5)
   Pension funding in excess of expense..................    (19.0)       (5.0)
   Other.................................................     (5.8)      (47.3)
                                                            ------     -------
      CASH PROVIDED BY OPERATIONS........................    901.7       651.5
                                                            ------     -------
INVESTING
   Capital spending......................................   (330.6)     (442.0)
   Acquisitions of businesses, net of cash acquired......   (269.8)      (54.9)
   Disposals of property and businesses..................     32.9       742.6
   Other.................................................    (13.6)      (36.2)
                                                            ------     -------
      CASH PROVIDED BY (USED FOR) INVESTING..............   (581.1)      209.5
                                                            ------     -------
FINANCING
   Cash dividends paid...................................   (270.7)     (263.9)
   Net increase (decrease) in short-term debt............    147.1      (229.9)
   Increases in long-term debt...........................    227.5        70.1
   Decreases in long-term debt...........................   (288.3)     (183.8)
   Proceeds from exercise of stock options...............     24.6        32.4
   Acquisitions of common stock for the treasury.........   (160.9)     (287.4)
   Other.................................................    (11.8)        8.3
                                                            ------     -------
      CASH USED FOR FINANCING............................   (332.5)     (854.2)
                                                            ------     -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........  $ (11.9)    $   6.8
                                                           =======     =======


Unaudited

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") have been prepared on the same basis as those in the 1997 Annual Report to Stockholders and include all adjustments necessary to present fairly the condensed consolidated balance sheets, consolidated results of operations and condensed consolidated cash flow statements for the periods indicated.

2. In the fourth quarter of 1997, the Corporation announced a plan to restructure its worldwide operations ("Announced Plan"), the total pretax cost of which was estimated at $810.0 million. In conjunction with the Announced Plan, the Corporation recorded a 1997 pretax charge of $701.2 million ("1997 Charge"). The remaining $108.8 million pretax costs of the Announced Plan have been or will be recorded when such costs result in accruable expenses.

     In the first six months of 1998, the Corporation recorded costs ("1998 Charge") related to the Announced Plan. During the second quarter of 1998, the 1998 Charge reduced cost of products sold, operating profit, net income and net income per share by $6.3 million, $39.6 million, $26.1 million and $.05, respectively.
     For the six months ended June 30, 1998, the 1998 Charge reduced cost of products sold, operating profit, net income and net income per share by $6.3 million, $53.8 million, $35.5 million and $.07, respectively.

3. Share of net income of equity companies for the quarter and six months ended June 30, 1997 includes a net nonoperating gain of $16.3 million, or $.03 per share, primarily related to the sale of a portion of the tissue business of Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"). The sale was required by the Mexican regulatory authorities following the 1996 merger of KCM and Scott Paper Company's former Mexican affiliate.

4.   In June 1997, the Corporation sold Scott Paper Limited ("SPL"), a
     50.1 percent-owned Canadian tissue subsidiary. The sale resulted in a gain of $12.7 million, or $.02 per share, which was reported as an extraordinary item in the second quarter.

     In March 1997, the Corporation sold its Coosa Pines, Alabama newsprint and pulp manufacturing mill, together with related woodlands. Also in March 1997, the Corporation recorded impairment losses on the planned sales of a pulp manufacturing mill in Miranda, Spain; a recycled fiber facility in Oconto Falls, Wisconsin; a tissue converting facility in Yucca, Arizona; and on an integrated pulp making facility in Everett, Washington.

     These 1997 transactions were aggregated and reported as extraordinary gains totaling $17.5 million, or $.03 per share, for the six months ended June 30, 1997.

5. There are no adjustments required to be made to Income Before Extraordinary Gains for purposes of computing basic and diluted earnings per share ("EPS"). A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations is as follows:



                                              Average Common Shares Outstanding
                                             ------------------------------------
                                               Three Months         Six Months
                                              Ended June 30      Ended June 30
                                             ----------------   -----------------
    (Millions)                                1998     1997      1998       1997
    -----------------------------------------------------------------------------
     Basic.............................       556.2    559.4     556.4      560.1

         Dilutive effect of stock options       2.5      3.3       2.7        3.4

         Dilutive effect of shares issued for
            participation share awards.          .4       .2        .4         .2
                                              -----    -----     -----      -----
     Diluted...........................       559.1    562.9     559.5      563.7
                                              =====    =====     =====      =====



     Options outstanding during the second quarter and six months ended June 30, 1998 to purchase 9.3 million and 6.4 million shares of common stock, respectively, at a weighted average price of $52.73 and $53.93 per share, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire in 2004, 2007 and 2008, were still outstanding at June 30, 1998. The number of common shares outstanding at June 30, 1998 and 1997 was 554.2 million and 559.3 million, respectively.

6. On May 5, 1998, the Corporation announced it will shut down its pulp mill in Mobile, Alabama in September 1999 and will sell the associated woodlands operations. The Corporation also announced it will retain its pulp mill in Pictou County, Nova Scotia, which had previously been identified for potential divestment. Therefore, Assets Held for Sale in the accompanying condensed consolidated balance sheet includes the above mentioned woodlands and the pulp manufacturing facilities in Terrace Bay, Ontario and Miranda, Spain, which previously had been identified as intended divestments.

7. The following schedule details inventories by major class as of June 30, 1998 and December 31, 1997:


                                                    JUNE 30,      December 31,
     (Millions of dollars)                            1998           1997
     -------------------------------------------------------------------------
     At lower of cost on the First-In,
        First-Out (FIFO) method or market:
         Raw materials.............................  $  352.3       $  372.4
         Work in process...........................     200.6          228.5
         Finished goods............................     741.0          749.9
         Supplies and other........................     190.6          174.5
                                                     --------       --------
                                                      1,484.5        1,525.3

     Excess of FIFO cost over Last-In,
        First-Out (LIFO) cost......................    (214.3)        (205.8)
                                                     --------       --------
         Total.....................................  $1,270.2       $1,319.5
                                                     ========       ========

8. The following schedule provides the detail of comprehensive income:

                                                    Six Months Ended June 30
                                                   --------------------------
     (Millions of dollars)                              1998           1997
     ------------------------------------------------------------------------

      Net Income...................................   $ 597.7        $ 732.5

      Unrealized currency translation adjustments..     (44.1)         (87.7)
                                                      -------        -------
      Comprehensive income ........................   $ 553.6        $ 644.8
                                                      =======        =======


9. The following schedule presents information concerning consolidated operations by business segment:


                                          Three Months           Six Months
                                          Ended June 30         Ended June 30
                                        ------------------   -------------------
     (Millions of dollars)               1998(a)     1997      1998(b)    1997
     ---------------------------------------------------------------------------
     NET SALES:
       Personal Care Products ........ $1,406.7    $1,325.1   $2,738.1  $2,587.8
       Tissue-Based Products .........  1,468.9     1,633.0    3,034.4   3,398.0
       Newsprint, Paper and Other ....    175.9       176.8      341.0     401.3

       Intersegment sales ............    (10.2)      (10.6)     (23.6)    (25.2)
                                       --------    --------   --------  --------
       Consolidated .................. $3,041.3    $3,124.3   $6,089.9  $6,361.9
                                       ========    ========   ========  ========

     OPERATING PROFIT:
       Personal Care Products ........ $  231.1    $  249.3   $  444.0  $  500.1
       Tissue-Based Products .........    178.7       206.8      383.7     460.6
       Newsprint, Paper and Other ....     41.5        43.9       78.6      84.7

       Unallocated items - net .......    (15.9)       (5.6)     (26.6)     (6.7)
                                       --------    --------   --------  --------
       Consolidated .................. $  435.4    $  494.4   $  879.7  $1,038.7
                                       ========    ========   ========  ========



     (a)Operating profit for Personal Care Products and Tissue-Based Products includes $7.7 million and $31.9 million, respectively, of the 1998 Charge described in Note 2.


     (b)Operating profit for Personal Care Products and Tissue-Based Products includes $12.6 million and $41.2 million, respectively, of the 1998 Charge described in Note 2.


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

10. On May 28, 1998, the Corporation announced that it had purchased a 50 percent equity interest in Klabin Tissue, S.A., the leading tissue manufacturer in Brazil.

11. At June 30, 1998, $300 million of short-term commercial paper was classified as long-term debt. On July 20, 1998, the Corporation issued $300 million of 6-1/4% Debentures due July 15, 2018, and used the proceeds to retire commercial paper.

12. On July 24, 1998, the Corporation announced it had reached an agreement to sell its subsidiary, K-C Aviation Inc., to Gulfstream Aerospace Corporation for $250 million in cash. The transaction is expected to close in the third quarter.


Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Corporation for the periods covered.

For a description of the Corporation's business segments and a summary of the business segment data that include the 1998 Charge, see Note 9 to the Financial Statements. For purposes of this Management's Discussion and Analysis, the 1998 Charge is shown separately in the following business segment and geographic presentations to facilitate a discussion of ongoing operations.


RESULTS OF OPERATIONS:
      SECOND QUARTER OF 1998 COMPARED WITH SECOND QUARTER OF 1997


By Business Segment
(Millions of Dollars)

                                       % Change   % OF 1998
NET SALES                       1998    vs. 1997  CONSOLIDATED
--------------------------------------------------------------

Personal Care Products....... $1,406.7    + 6.2%      46.2%
Tissue-Based Products........  1,468.9    -10.0       48.3
Newsprint, Paper and Other...    175.9    -  .5        5.8
Intersegment sales...........    (10.2)                (.3)
                              --------               -----
Consolidated................. $3,041.3    - 2.7%     100.0%
                              ========               =====



                                                                % Return on Sales
                                       % Change   % OF 1998     -----------------
OPERATING PROFIT                1998    vs. 1997  CONSOLIDATED    1998     1997
---------------------------------------------------------------------------------
Personal Care Products.......   $238.8    - 4.2%      54.9%       17.0%    18.8%
Tissue-Based Products........    210.6    + 1.8       48.4        14.3     12.7
Newsprint, Paper and Other...     41.5    - 5.5        9.5        23.6     24.8
1998 Charge..................    (39.6)               (9.1)
Unallocated items-net........    (15.9)               (3.7)
                                ------               -----
Consolidated.................   $435.4    -11.9%     100.0%       14.3%    15.8%
                                ======               =====




Commentary:

Consolidated net sales for the quarter were 2.7 percent lower than in 1997; however, excluding the revenues of Scott Paper Limited in Canada ("SPL"), which was divested in June 1997, second quarter net sales
declined less than 1 percent.   Excluding the net sales of SPL,
worldwide sales volumes were approximately 2 percent higher and selling prices also increased about 2 percent. Changes in currency exchange rates are estimated to have reduced consolidated net sales approximately $107 million, or 3.5 percent, offsetting the volume and selling price increases.

  o Worldwide sales of personal care products in the second quarter were approximately 6 percent higher than in 1997, as an increase in sales volumes of about 9 percent was partially offset by negative foreign currency effects. Sales volume growth was achieved in professional health care, due in part to the acquisition of Tecnol Medical Products, Inc. ("Tecnol") in December 1997; in training and youth pants and baby wipes in North America; and throughout Latin America. Diaper sales volumes in North America, however, were below last year's record levels.

  o Worldwide sales of tissue-based products, excluding the divestiture of SPL, were about 6 percent lower than in the second quarter of 1997. Sales volumes were approximately 4 percent lower and changes in foreign currency exchange rates had a negative impact of about 4 percent, while selling prices averaged approximately 2 percent higher for the quarter. The decrease in sales volumes was primarily attributable to consumer tissue products in North America and Europe.

Operating profit for the second quarter decreased 11.9 percent in absolute terms and from 15.8 percent to 14.3 percent as a percentage of sales. Excluding the 1998 Charge, operating profit decreased 3.9 percent in absolute terms and from 15.8 percent to 15.6 percent as a percentage of sales. Furthermore, excluding the earnings of SPL, the decline in operating profit was approximately 1 percent.

  o The decrease in operating profit for personal care products was primarily due to higher marketing and manufacturing costs related to the introduction of new and improved products which was partially offset by the contribution from higher sales volumes.

  o The increase in operating profit for tissue-based products was mainly due to increased selling prices, primarily in the North American consumer tissue business, and restructuring savings, partially offset by the decline in sales volumes. Excluding the earnings of SPL, operating profit increased approximately 8 percent.

  o About half of the increase in general expense is due to business expansion, primarily Tecnol.

  o The overall changes in foreign currency exchange rates, primarily in Asia, are estimated to have reduced consolidated operating profit approximately $12 million.

By Geography
(Millions of Dollars)



                                       % Change   % OF 1998
NET SALES                       1998    vs. 1997  CONSOLIDATED
--------------------------------------------------------------

North America................ $2,084.4    - 1.1%      68.5%
Outside North America........  1,025.3    - 6.2       33.7
Intergeographic sales........    (68.4)               (2.2)
                              --------               -----
Consolidated................. $3,041.3    - 2.7%     100.0%
                              ========               =====


                                                                % Return on Sales
                                       % Change   % OF 1998     ------------------
OPERATING PROFIT                1998    vs. 1997  CONSOLIDATED    1998     1997
----------------------------------------------------------------------------------
North America................   $430.5    + 5.1%      98.9%       20.7%    19.4%
Outside North America........     60.4    -33.1       13.9         5.9      8.3
1998 Charge..................    (39.6)               (9.1)
Unallocated items-net........    (15.9)               (3.7)
                                ------               -----
Consolidated.................   $435.4    -11.9%     100.0%       14.3%    15.8%
                                ======               =====


Commentary:

  o Excluding the revenues of SPL, net sales for North America increased 1.9 percent. The decline in net sales outside North America is due to the unfavorable currency effects in Asia and lower sales volumes for consumer tissue products in Europe, partially offset by higher sales volumes in Latin America.

  o Excluding the earnings of SPL, operating profit in North America increased 8.3 percent primarily due to the increased earnings of the tissue-based businesses.

  o The decline in operating profit outside North America is due to lower earnings from consumer tissue products and higher marketing costs for infant and feminine care products in Europe and unfavorable currency effects in Asia.

  o Of the $39.6 million 1998 Charge, $15.9 million was incurred in North America and $23.7 million was incurred outside North
     America.

Additional Income Statement Commentary:

  o The increase in interest expense is primarily due to higher average debt levels.

  o The effective income tax rate declined from 33 percent in 1997 to 32 percent in 1998, and is expected to remain at approximately 32 percent for the remainder of the year. The lower effective tax rate is primarily due to tax planning opportunities.

  o The Corporation's 1997 share of net income of equity companies included a net nonoperating gain of $16.3 million, or $.03 per share, related to the required sale of a portion of the tissue business of Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"). Excluding this nonoperating gain, the Corporation's 1998 share of net income of equity companies decreased 3.7 percent compared with 1997. Increased net income of KCM was more than offset by lower earnings of certain other equity companies.

  o The decline in minority owners' share of subsidiaries' net income is primarily attributable to the divestiture of SPL.

  o Excluding the effects of the 1998 Charge, the 1997 nonoperating gain at KCM and the 1997 extraordinary gain (as described in Note 4 to the Financial Statements), earnings from operations were $.59 per share in the second quarter of 1998 compared with $.60 per share in 1997.

RESULTS OF OPERATIONS:
     FIRST SIX MONTHS OF 1998 COMPARED WITH FIRST SIX MONTHS OF 1997


By Business Segment
(Millions of Dollars)

                                       % Change   % OF 1998
NET SALES                        1998   vs. 1997  CONSOLIDATED
---------------------------------------------------------------

Personal Care Products....... $2,738.1    + 5.8%      45.0%
Tissue-Based Products........  3,034.4    -10.7       49.8
Newsprint, Paper and Other...    341.0    -15.0        5.6
Intersegment sales...........    (23.6)                (.4)
                              --------               -----
Consolidated................. $6,089.9    - 4.3%     100.0%
                              ========               =====



                                                                % Return on Sales
                                       % Change   % OF 1998     -----------------
OPERATING PROFIT                 1998   vs. 1997  CONSOLIDATED    1998     1997
---------------------------------------------------------------------------------
Personal Care Products.......   $456.6    - 8.7%      51.9%       16.7%    19.3%
Tissue-Based Products........    424.9    - 7.8       48.3        14.0     13.6
Newsprint, Paper and Other...     78.6    - 7.2        8.9        23.0     21.1
1998 Charge..................    (53.8)               (6.1)
Unallocated items-net........    (26.6)               (3.0)
                                ------               -----
Consolidated.................   $879.7    -15.3%     100.0%       14.4%    16.3%
                                ======               =====



Commentary:

Consolidated net sales for the first six months were 4.3 percent lower than last year. Excluding the revenues of the Coosa Pines, Alabama pulp and newsprint facility, which was sold in March 1997, and SPL, net sales were essentially even with 1997 and sales volumes increased approximately 3 percent.

  o Worldwide sales of personal care products increased approximately 6 percent primarily because of higher sales volumes, offset in part by the effect of unfavorable currency exchange rates, primarily in Asia. Important contributors to the increase in sales volumes were professional health care products, due in part to the acquisition of Tecnol; training and youth pants, and wet wipes in North America; and disposable diapers in Europe and Latin America. However, in comparison to the record sales volumes achieved in 1997, diaper sales volumes in North America declined due to increased competitive activity in 1998.

  o Worldwide sales of tissue-based products, excluding SPL, declined approximately 5 percent principally due to unfavorable foreign currency exchange rates in Asia and Europe and the lower consumer tissue volumes in North America and Europe.

Operating profit for the first six months decreased 15.3 percent in absolute terms and from 16.3 percent to 14.4 percent in 1998, as a percentage of sales. Excluding the 1998 Charge, operating profit decreased 10.1 percent from 1997. Furthermore, excluding the earnings of divested businesses, the decline in operating profit was approximately 7 percent.

  o The decrease in worldwide operating profit for personal care products was primarily due to increased marketing costs related to the introduction of new and improved products in North America and Europe, and lower sales volumes and increased manufacturing costs for diapers in North America which combined to more than offset the overall increase in sales volumes.

  o Excluding SPL, the decline in worldwide operating profit for tissue-based products was approximately 1 percent. The lower earnings in Europe and the negative effect of currency exchange rates more than offset the improved earnings in the North American businesses.

  o About 40 percent of the increase in general expense is due to business expansion, primarily Tecnol.

By Geography
(Millions of Dollars)

                                       % Change   % OF 1998
NET SALES                       1998    vs. 1997  CONSOLIDATED
---------------------------------------------------------------

North America................ $4,184.7    - 4.0%      68.7%
Outside North America........  2,044.1    - 5.9       33.6
Intergeographic sales........   (138.9)               (2.3)
                              --------               -----
Consolidated................. $6,089.9    - 4.3%     100.0%
                              ========               =====



                                                                 % Return on Sales
                                       % Change   % OF 1998      -----------------
OPERATING PROFIT                1998    vs. 1997  CONSOLIDATED    1998     1997
----------------------------------------------------------------------------------
North America................   $847.0    - 2.1%      96.2%       20.2%    19.8%
Outside North America........    113.1    -37.3       12.9         5.5      8.3
1998 Charge..................    (53.8)               (6.1)
Unallocated items-net........    (26.6)               (3.0)
                                ------               -----
Consolidated.................   $879.7    -15.3%     100.0%       14.4%    16.3%
                                ======               =====



Commentary:

  o Excluding divested businesses, 1998 net sales for North America increased approximately 2 percent compared with the prior year.

  o The decline in net sales outside North America is due to unfavorable currency exchange rates, primarily in Asia and Europe and the decreased consumer tissue volumes in Europe, which more than offset the increased sales volumes in Latin America.

  o Excluding divested businesses, operating profit for North America increased 1.7 percent due to the improved earnings for tissue-based businesses.

  o Outside North America, operating profit declined primarily due to increased marketing expenses for diapers and feminine care products in Europe, the lower earnings for tissue products in Europe, and unfavorable currency effects in Asia.

  o Of the $53.8 million 1998 Charge, $24.4 million was incurred in North America and $29.4 million was incurred outside North
     America.


Additional Income Statement Commentary:

  o The increase in interest expense is attributable to higher average debt levels.

  o The Corporation's share of net income of equity companies, excluding nonoperating items from both years, decreased 1.0 percent. In 1998, a charge of $3.8 million, or $.01 per share, related to the change in the value of the Mexican peso was recorded against first quarter earnings. As previously discussed, in 1997 a net nonoperating gain of $16.3 million, or $.03 per share, was recorded related to the required sale of a portion of the KCM tissue business.

  o Excluding the effects of the 1998 Charge, the charge for the devaluation of the peso, the 1997 nonoperating gain at KCM and the 1997 extraordinary gains (as described in Note 4 to the Financial Statements), earnings from operations were $1.15 per share for the first six months of 1998 compared with $1.25 per share in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  o Cash provided by operations in the first six months of 1998 increased by $250.2 million compared with the first six months of 1997, primarily due to a reduced investment in working capital which more than offset the lower contribution from net income.

  o At June 30, 1998, approximately $500 million of accruals related to the 1997 and 1998 Charges remain to be utilized. These accruals are estimated to be adequate for the planned actions announced in 1997.

  o During the second quarter of 1998, the Corporation repurchased 3 million shares of its common stock for approximately $150 million. No share repurchases were made during the first quarter of 1998.

  o At June 30, 1998, $300 million of short-term commercial paper was classified as long-term debt. On July 20, 1998, the Corporation issued $300 million of 6-1/4% Debentures due July 15, 2018, and used the proceeds to retire commercial paper.

  o The Corporation increased its level of debt since June 30, 1997 by $669 million primarily to finance business acquisitions and repurchase shares of its common stock. These actions, coupled with the lower level of net income, have resulted in an increase in the Corporation's debt to capital ratio to 36.6% at June 30, 1998 compared with 28.3% at June 30, 1997. This ratio is consistent with the Corporation's objective of maintaining a total debt to capital ratio in the range of 30 to 40 percent.

  o Management believes cash flow from operations plus the ability to issue both short-term and long-term debt will be sufficient to fund capital expenditures, pay dividends, meet debt maturity requirements, fund business acquisitions and allow the Corporation to continue its previously announced share repurchase program.

  o On May 5, 1998, the Corporation announced that it will shut down its pulp mill in Mobile, Alabama in September 1999 and will sell the associated woodlands operations. This action is expected to result in a net gain. As a result of the shutdown, the Corporation will no longer be required to invest approximately $260 million at such facility to comply with newly issued environmental regulations for pulp mills. It is expected that the closure of the pulp mill will reduce the percentage of virgin fiber the Corporation produces for use in its products from nearly 70 percent to about 45 percent. The Corporation continues its efforts to sell its pulp mills in Terrace Bay, Ontario and Miranda, Spain, and plans to continue to operate pulp mills in Everett, Washington and Pictou County, Nova Scotia. The Corporation also announced that it will continue to operate its Mobile tissue mill and plans to invest approximately $100 million in the facility over the next several years to install systems that process recycled fiber and that allow the use of baled pulp.

  o On May 28, 1998, the Corporation announced that it had purchased a 50 percent equity interest in Klabin Tissue, S.A., the leading tissue manufacturer in Brazil.

  o On July 24, 1998, the Corporation announced it had reached an agreement to sell its subsidiary, K-C Aviation Inc., to Gulfstream Aerospace Corporation for $250 million in cash. The transaction is expected to result in a gain and close in the third quarter.

  o In July 1998, the Corporation purchased an additional 10 percent ownership interest in its Korean affiliate, Yuhan-Kimberly, Limited ("Y-K"), increasing the Corporation's interest in Y-K to 70 percent.

ENVIRONMENTAL MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business or results of operations.


OUTLOOK

Management has developed and begun to implement a comprehensive plan to improve the profitability of the Corporation's operations in Europe and already has in place a new management team and streamlined organizational structure. The elements of the plan include consolidating operations to eliminate excess capacity and reducing manufacturing, distribution and administrative costs. In addition, the Corporation will bring advanced technologies to market more rapidly to drive growth in its tissue and personal care businesses. Because of these actions, management expects that earnings in Europe in the second half of 1998 will exceed those reported in the first half. In the third quarter, however, the normal seasonal slowdown is expected to offset a significant portion of the benefits planned to be realized. For the year as a whole, management expects earnings in Europe to be comparable to last year.

In addition to the actions taken in Europe to improve profitability, management is taking steps to improve overall business results through its previously announced restructuring plan and aggressive productivity and cost reduction programs. As a result, management expects earnings from operations in the second half of 1998 will be greater than the same period in 1997.

In September 1997, the Board of Directors authorized the repurchase of 20 million shares of the Corporation's common stock. As of June 30, 1998, the Corporation has repurchased 7.5 million shares, including 3 million during the second quarter of 1998. As a result, as of June 30, 1998, the Corporation had authority to repurchase up to 12.5 million shares. The Corporation currently intends to repurchase a significant portion of these shares during the third quarter. The actual number of shares repurchased and the timing of the transactions will depend on prevailing market conditions and other factors. In addition, the Corporation's policy on share repurchases has recently been changed by extending the period of time during which it can buy shares of its common stock. Under the new policy, shares can be repurchased through the last day of a quarter instead of the prior practice of halting repurchases three weeks earlier. As a result, the Corporation now will have a buying "window" of approximately ten weeks each quarter and greater flexibility to carry out its existing and future share repurchase programs.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward looking and is based on various assumptions. Such information includes, without limitation, the business outlook, anticipated financial position and operating results, strategies, contingencies and contemplated transactions of the Corporation and the Corporation's estimated effective tax rate for 1998. These forward-looking statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of
Part I, Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 entitled "Factors That May Affect Future Results."

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

     (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:



                   KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (MILLIONS OF DOLLARS)




                                                        Six Months Ended June 30
                                                        -------------------------
                                                             1998        1997
---------------------------------------------------------------------------------
     Consolidated Companies
     ----------------------
        Income before income taxes ...................     $ 804.1     $ 983.6
        Interest expense .............................        97.1        83.3
        Interest factor in rent expense ..............        22.7        24.8
        Amortization of capitalized interest .........         4.5         4.3

     Equity Affiliates
     -----------------
        Share of 50%-owned:
         Income before income taxes ..................        23.0        27.8
         Interest expense ............................         3.6         3.7
         Interest factor in rent expense .............          .3          .3
         Amortization of capitalized interest ........          .2          .4
        Distributed income of less than 50%-owned ....        18.3        15.7
                                                           -------    --------
     Earnings ........................................     $ 973.8    $1,143.9
                                                           =======    ========

     Consolidated Companies
     ----------------------
        Interest expense .............................     $  97.1     $  83.3
        Capitalized interest .........................         3.8         9.7
        Interest factor in rent expense ..............        22.7        24.8

     Equity Affiliates
     -----------------
        Share of 50%-owned:
         Interest expense and capitalized interest....         3.6         3.7
         Interest factor in rent expense..............          .3          .3
                                                           -------     -------
     Fixed charges....................................     $ 127.5     $ 121.8
                                                           =======     =======

           Ratio of earnings to fixed charges.........        7.64        9.39
                                                           =======     =======



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





                                KIMBERLY-CLARK CORPORATION
                                               (Registrant)


                                By:  /s/ John W. Donehower
                                   --------------------------
                                   John W. Donehower
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (principal financial officer)


                                By:  /s/ Randy J. Vest
                                   --------------------------
                                   Randy J. Vest
                                   Vice President and Controller
                                   (principal accounting officer)



August 10, 1998