Form 10-Q
period 1998-09-30
KIMBERLY CLARK CORP
filed 1998-11-09
CIK 55785

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998

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

Yes    X  .  No       .
     -----      ------


AS OF NOVEMBER 5, 1998, 541,884,437 SHARES OF THE CORPORATION'S COMMON STOCK WERE OUTSTANDING.

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                             Three Months          Nine Months
                                          Ended September 30    Ended September 30
(Millions of dollars except per           ------------------  --------------------
 share amounts)                            1998      1997       1998      1997
----------------------------------------------------------------------------------

NET SALES .............................  $3,099.7  $3,095.3   $9,189.6  $9,457.2
   Cost of products sold ..............   1,895.9   1,937.0    5,627.5   5,865.7
                                         --------  --------   --------  --------

GROSS PROFIT ..........................   1,203.8   1,158.3    3,562.1   3,591.5
   Advertising, promotion and selling
      expenses.........................     474.9     482.0    1,461.3   1,465.8
   Research expense ...................      54.2      51.0      161.9     150.0
   General expense ....................     253.7     158.8      590.7     470.5
   Restructuring and other unusual charges    4.4         -       51.9         -
                                         --------  --------   --------  --------

OPERATING PROFIT ......................     416.6     466.5    1,296.3   1,505.2
   Interest income ....................       4.9       5.9       19.0      24.5
   Interest expense ...................     (50.7)    (35.0)    (147.8)   (118.3)
   Other income (expense), net ........     134.6     (14.5)     142.0      (4.9)
                                         --------  --------   --------  --------

INCOME BEFORE INCOME TAXES ............     505.4     422.9    1,309.5   1,406.5
   Provision for income taxes .........     188.0     139.5      444.6     464.1
                                         --------  --------   --------  --------

INCOME BEFORE EQUITY INTERESTS ........     317.4     283.4      864.9     942.4
   Share of net income of equity companies   29.2      39.1       92.1     122.8
   Minority owners' share of subsidiaries'
      net income.......................      (6.6)     (6.5)     (19.3)    (34.2)
                                         --------  --------   --------  --------

INCOME BEFORE EXTRAORDINARY GAINS .....     340.0     316.0      937.7   1,031.0
   Extraordinary gains, net of income taxes     -         -          -      17.5
                                         --------  --------   --------  --------
NET INCOME.............................  $  340.0  $  316.0   $  937.7  $1,048.5
                                         ========  ========   ========  ========

PER SHARE BASIS:

BASIC:
   Income before extraordinary gains...   $   .62   $   .57    $  1.69   $  1.85
   Extraordinary gains, net of income
   taxes...............................         -         -          -       .03
                                           ------   -------    -------   -------

   Net income..........................   $   .62   $   .57    $  1.69   $  1.88
                                          =======   =======    =======   =======


DILUTED:
   Income before extraordinary gains ..   $   .62   $   .57    $  1.69   $  1.84
   Extraordinary gains, net of income
   taxes...............................         -         -          -       .03
                                          -------   -------    -------   -------

   Net income..........................   $   .62   $   .57    $  1.69   $  1.87
                                          =======   =======    =======   =======


CASH DIVIDENDS DECLARED................   $   .25   $   .24    $   .75   $   .72
                                          =======   =======    =======   =======

Unaudited

See Notes to Financial Statements.


CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                    SEPTEMBER 30,     December 31,
(Millions of dollars)                                   1998             1997
----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents ........................ $    90.0       $    90.8
   Accounts receivable ..............................   1,518.0         1,606.3
   Inventories ......................................   1,261.9         1,319.5
   Other current assets .............................     408.9           472.4
                                                      ---------       ---------

      TOTAL CURRENT ASSETS ..........................   3,278.8         3,489.0

PROPERTY ............................................  10,709.0         9,756.2
   Less accumulated depreciation ....................   4,785.4         4,155.6
                                                      ---------       ---------

      NET PROPERTY ..................................   5,923.6         5,600.6

INVESTMENTS IN EQUITY COMPANIES .....................     823.7           567.7

ASSETS HELD FOR SALE ................................     108.6           280.0

GOODWILL, DEFERRED CHARGES AND OTHER ASSETS .........   1,367.6         1,328.7
                                                      ---------       ---------

                                                      $11,502.3       $11,266.0
                                                      =========       =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Debt payable within one year ..................... $   658.3       $   663.1
   Accounts payable .................................     892.4         1,049.4
   Accrued expenses .................................   1,490.3         1,445.6
   Other current liabilities ........................     695.5           548.2
                                                      ---------       ---------

      TOTAL CURRENT LIABILITIES .....................   3,736.5         3,706.3

LONG-TERM DEBT ......................................   2,086.5         1,803.9

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS ...     888.0           887.1

DEFERRED INCOME TAXES ...............................     627.8           580.8

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES ..........     188.9           162.6

STOCKHOLDERS' EQUITY ................................   3,974.6         4,125.3
                                                      ---------       ---------

                                                      $11,502.3       $11,266.0
                                                      =========       =========



Unaudited

See Notes to Financial Statements.


CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                                 Nine Months
                                                              Ended September 30
                                                              ------------------
 (Millions of dollars)                                         1998        1997
---------------------------------------------------------------------------------
OPERATIONS
   Net Income...............................................  $  937.7  $1,048.5
   1998 Charge .............................................      58.2         -
   Write-off of certain intangible and other assets ........      95.6         -
   Depreciation.............................................     378.2     361.8
   Deferred income tax provision............................      69.3     262.6
   Changes in operating working capital.....................     (53.7)   (587.9)
   Extraordinary gains, net of income taxes.................         -     (17.5)
   Net (gains) losses on asset dispositions.................     (72.2)     15.5
   Pension funding in excess of expense.....................     (24.3)     (1.4)
   Other....................................................      (9.1)    (64.1)
                                                              --------  --------

      CASH PROVIDED BY OPERATIONS...........................   1,379.7   1,017.5
                                                              --------  --------

INVESTING
   Capital spending.........................................    (481.3)   (692.6)
   Acquisition of businesses, net of cash acquired..........    (322.3)    (81.4)
   Disposals of property and businesses.....................     282.9     746.3
   Other....................................................     (17.0)    (35.9)
                                                              --------  --------

      CASH USED FOR INVESTING...............................    (537.7)    (63.6)
                                                              --------  --------

FINANCING
   Cash dividends paid......................................    (409.5)   (398.1)
   Net increase in short-term debt .........................      20.2     244.1
   Increases in long-term debt..............................     537.3     104.9
   Decreases in long-term debt..............................    (296.7)   (209.9)
   Proceeds from exercise of stock options..................      26.1      37.2
   Acquisitions of common stock for the treasury............    (706.3)   (731.8)
   Other....................................................     (13.9)     18.0
                                                              --------  --------

      CASH USED FOR FINANCING...............................    (842.8)   (935.6)
                                                              --------  --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............  $    (.8) $   18.3
                                                              ========  ========



Unaudited

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") have been prepared on the same basis as those in the 1997 Annual Report to Stockholders and include all adjustments necessary to present fairly the condensed consolidated balance sheets, consolidated results of operations and condensed consolidated cash flow statements for the periods indicated. Certain reclassifications have been made to conform 1997 data to the current year presentation.

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

     In the nine months ended September 30, 1998, the Corporation recorded costs ("1998 Charge") related to the Announced Plan. During the third quarter of 1998, the 1998 Charge reduced operating profit, net income and net income per share by $4.4 million, $3.3 million and $.01, respectively. For the nine months ended September 30, 1998, the 1998 Charge increased cost of products sold by $6.3 million and reduced operating profit, net income and net income per share by $58.2 million, $38.8 million and $.07, respectively.

3. During the third quarter of 1998, the carrying amounts of trademarks and unamortized goodwill of certain European businesses were determined to be impaired and were written off. In addition, the Corporation adopted the practice of depreciating the cost of new personal computers ("PCs") acquired after September 30, 1998 over two years and, in recognition of obsolescence of its current PCs, wrote off the remaining book value of all PCs acquired prior to 1997. These write-offs and other nonoperating charges reduced third quarter 1998 operating profit $95.6 million and net income $73.6 million, or $.13 per share. Of the $95.6 million, $11.3 million is included in cost of products sold and $84.3 million is included in general expense.

4. Other income (expense), net, in the third quarter and nine months ended September 30, 1998 includes a gain on the sale of the Corporation's subsidiary, K-C Aviation Inc. The sale resulted in a pretax gain of $140.0 million and an after-tax gain of $78.3 million, or $.14 per share.

5. Share of net income of equity companies for the quarter and nine months ended September 30, 1997 includes a net nonoperating gain of $16.3 million, or $.03 per share, primarily related to the sale of a portion of the tissue business of Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"). The sale was required by the Mexican regulatory authorities following the 1996 merger of KCM and Scott Paper Company's former Mexican affiliate.

6. In June 1997, the Corporation sold Scott Paper Limited, a 50.1 percent-owned Canadian tissue subsidiary. In March 1997, the Corporation sold its Coosa Pines, Alabama, newsprint and pulp manufacturing mill, together with related woodlands. Also in March, the Corporation recorded impairment losses on the planned sales of a pulp manufacturing mill in Miranda, Spain; a recycled fiber facility in Oconto Falls, Wisconsin; a tissue converting facility in Yucca, Arizona; and on an integrated pulp making facility in Everett, Washington. These 1997 transactions were aggregated and reported as extraordinary gains, net of income taxes, totaling $17.5 million, or $.03 per share, for the nine months ended September 30, 1997.

7. There are no adjustments required to be made to Income Before Extraordinary Gains for purposes of computing basic and diluted earnings per share ("EPS"). A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations is as follows:


                                                Average Common Shares Outstanding
                                          ------------------------------------------
                                             Three Months            Nine Months
                                           Ended September 30    Ended September 30
                                          -------------------   --------------------
     (Millions)                             1998        1997      1998        1997
     -------------------------------------------------------------------------------


     Basic.............................     547.2       553.1     553.4       557.8

         Dilutive effect of stock options     2.0         3.2       2.4         3.3

         Dilutive effect of shares issued
            for participation share awards.    .5          .2        .5          .2
                                            -----       -----     -----       -----

     Diluted...........................     549.7       556.5     556.3       561.3
                                            =====       =====     =====       =====



     Options outstanding during the third quarter and nine months ended September 30, 1998 to purchase 9.2 million shares of common stock at a weighted average price of $52.74 per share were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire in 2004, 2007 and 2008, were still outstanding at September 30, 1998. The number of common shares outstanding at September 30, 1998 and 1997 was 541.8 million and 550.6 million, respectively.

8. On May 5, 1998, the Corporation announced it will shut down its pulp mill in Mobile, Alabama in September 1999 and will sell the associated woodlands operations. The Corporation also announced it will retain its pulp mill in Pictou County, Nova Scotia, which had previously been identified for potential divestment. Therefore, Assets Held for Sale in the accompanying condensed consolidated balance sheet as of September 30, 1998 includes the above mentioned woodlands and the pulp manufacturing facility in Miranda, Spain, which previously had been identified as an intended divestment. The Corporation is continuing its efforts to sell its pulp mill in Terrace Bay, Ontario. However, as the sale is not expected to occur within the next twelve months, this facility has been reclassified from Assets Held for Sale and is included in Property.

9. The following schedule details inventories by major class as of September 30, 1998 and December 31, 1997:

                                                   SEPTEMBER 30,  December 31,
     (Millions of dollars)                             1998           1997
     -------------------------------------------------------------------------

     At lower of cost on the First-In,
        First-Out (FIFO) method or market:
         Raw materials.............................  $  328.4       $  372.4
         Work in process...........................     188.4          228.5
         Finished goods............................     755.5          749.9
         Supplies and other........................     200.3          174.5
                                                     --------       --------
                                                      1,472.6        1,525.3
      Excess of FIFO cost over Last-In,
        First-Out (LIFO) cost......................    (210.7)        (205.8)
                                                     --------       --------

         Total.....................................  $1,261.9       $1,319.5
                                                     ========       ========



10. The following schedule provides the detail of comprehensive income:

                                                  Nine Months Ended September 30
                                                  ------------------------------
     (Millions of dollars)                              1998           1997
     ---------------------------------------------------------------------------

      Net Income...................................   $ 937.7       $1,048.5

      Unrealized currency translation adjustments..      (6.9)        (181.9)
                                                      -------       --------

      Comprehensive income ........................   $ 930.8       $  866.6
                                                      =======       ========


11. The following schedule presents information concerning consolidated operations by business segment:


                                          Three Months          Nine Months
                                       Ended September 30   Ended September 30
                                       -------------------- --------------------
     (Millions of dollars)             1998(A)(C)    1997    1998(B)(C)   1997
     ---------------------------------------------------------------------------
     NET SALES:

       Personal Care Products ........ $1,385.4    $1,328.9   $4,123.5  $3,916.7
       Tissue-Based Products .........  1,552.9     1,599.1    4,587.3   4,997.1
       Newsprint, Paper and Other ....    174.9       179.8      515.9     581.1

       Intersegment sales ............    (13.5)      (12.5)     (37.1)    (37.7)
                                       --------    --------   --------  --------
       Consolidated .................. $3,099.7    $3,095.3   $9,189.6  $9,457.2
                                       ========    ========   ========  ========

    OPERATING PROFIT:

       Personal Care Products ........ $  173.2    $  232.6   $  617.2  $  732.7
       Tissue-Based Products .........    227.0       202.3      610.7     662.9
       Newsprint, Paper and Other ....     34.1        43.3      112.7     128.0

       Unallocated items - net .......    (17.7)      (11.7)     (44.3)    (18.4)
                                       --------    --------   --------  --------
       Consolidated .................. $  416.6    $  466.5   $1,296.3  $1,505.2
                                       ========    ========   ========  ========



     (a) Operating profit for Tissue-Based Products includes $4.4 million of the 1998 Charge described in Note 2.

     (b) Operating profit for Personal Care Products and Tissue-Based Products includes $12.6 million and $45.6 million, respectively, of the 1998 Charge described in Note 2.

     (c) Operating profit for Personal Care Products, Tissue-Based Products and Newsprint, Paper and Other includes $80.5 million, $14.5 million and $.6 million, respectively, of the write-off of certain intangible and other assets described in
          Note 3.

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

Note 11 to the Financial Statements describes the Corporation's business segments and summarizes the business segment data that include the 1998 Charge and the write-off of certain intangible and other assets which are explained in Notes 2 and 3 to the Financial Statements. For purposes of this Management's Discussion and Analysis, the 1998 Charge and the write-off of certain intangible and other assets have been combined and displayed on a separate line in the following business segment and geographic presentations to facilitate a discussion of ongoing operations.


RESULTS OF OPERATIONS:
      THIRD QUARTER OF 1998 COMPARED WITH THIRD QUARTER OF 1997


By Business Segment
(Millions of Dollars)

                                        % Change   % OF 1998
NET SALES                       1998    vs. 1997  CONSOLIDATED
--------------------------------------------------------------
Personal Care Products....... $1,385.4    + 4.3%      44.7%
Tissue-Based Products........  1,552.9    - 2.9       50.1
Newsprint, Paper and Other...    174.9    - 2.7        5.6
Intersegment sales...........    (13.5)                (.4)
                              --------               -----
Consolidated................. $3,099.7    +  .1%     100.0%
                              ========               =====




                                                                % Return on Sales
                                       % Change   % OF 1998     -----------------
OPERATING PROFIT                1998    vs. 1997  CONSOLIDATED    1998     1997
---------------------------------------------------------------------------------
Personal Care Products.......   $253.7    + 9.1%      60.9%       18.3%    17.5%
Tissue-Based Products........    245.9    +21.6       59.0        15.8     12.7
Newsprint, Paper and Other...     34.7    -19.9        8.3        19.8     24.1
1998 Charge and the write-off of
  certain intangible and other
  assets ....................   (100.0)              (24.0)
Unallocated items-net........    (17.7)               (4.2)
                                ------               -----
Consolidated.................   $416.6    -10.7%     100.0%       13.4%    15.1%
                                ======               =====


Commentary:

Consolidated net sales for the quarter were essentially even with 1997. Changes in currency exchange rates reduced consolidated net sales by approximately $97 million, or 3 percent, offsetting volume and selling price increases. Worldwide sales volumes were 2 percent higher. Selling prices also increased 2 percent, but were partially offset by a shift to lower-priced products.

  o Worldwide sales of personal care products in the third quarter were 4.3 percent higher than in 1997, as an increase in sales volumes of about 7 percent was partially offset by negative foreign currency effects. Sales volume growth was achieved in professional health care, due largely to the acquisition of Tecnol Medical Products, Inc. ("Tecnol") in December 1997; in training and youth pants and baby wipes in North America; and throughout most of Latin America. However, diaper sales volumes in North America and Europe were below last year's levels while the Corporation transitioned its diaper products to higher-count packages and new unisex products.

  o Worldwide sales of tissue-based products were 2.9 percent lower than in the third quarter of 1997 primarily due to changes in currency exchange rates in Asia. Selling price increases of about 2 percent for the quarter were offset by lower sales volumes. Despite a substantial increase in sales volumes in Latin America, lower sales volumes of consumer tissue products due to market conditions in Asia, lower private label sales in Europe and lower consumer towel volume in North America caused the overall decline in sales volumes.

Operating profit for the third quarter declined 10.7 percent in absolute terms and to 13.4 percent from 15.1 percent as a percentage of net sales. Excluding the 1998 Charge and the write-off of certain intangible and other assets, operating profit increased 10.7 percent in absolute terms and to 16.7 percent from 15.1 percent as a percentage of net sales.

  o The increase in worldwide operating profit for personal care products was primarily due to the contribution from higher sales volumes and selling prices being greater than the higher marketing and manufacturing costs related to the introduction of new and improved products and costs of business expansion.

  o The increase in worldwide operating profit for tissue-based products was mainly due to increased selling prices, primarily in the North American consumer tissue business, and significant restructuring and other cost savings.

  o Excluding the write-off of certain intangible and other assets charged to general expense of $84.3 million, general expense increased $10.6 million primarily due to business expansion.

  o The overall changes in foreign currency exchange rates, primarily in Asia, reduced consolidated operating profit approximately $14 million.


By Geography
(Millions of Dollars)
                                        % Change   % OF 1998
NET SALES                       1998    vs. 1997  CONSOLIDATED
---------------------------------------------------------------
North America................ $2,130.8    + 1.3%     68.7%
Outside North America........  1,027.7    - 2.9      33.2
Intergeographic sales........    (58.8)              (1.9)
                              --------              -----
Consolidated................. $3,099.7    +  .1%    100.0%
                              ========              =====


                                                                % Return on Sales
                                        % Change   % OF 1998    -----------------
OPERATING PROFIT                1998    vs. 1997  CONSOLIDATED    1998     1997
---------------------------------------------------------------------------------
North America................   $456.3    + 6.3%     109.5%       21.4%    20.4%
Outside North America........     78.0    +59.2       18.7         7.6      4.6
1998 Charge and the write-off
  of certain intangible and
  other assets...............   (100.0)              (24.0)
Unallocated items-net........    (17.7)               (4.2)
                                ------               -----
Consolidated.................   $416.6    -10.7%     100.0%       13.4%    15.1%
                                ======               =====


Commentary:

  o Net sales for North America increased primarily due to the sales volume increases in professional health care, in training and youth pants, and in baby wipes and the selling price increases for tissue-based products, offset in part by the lower sales volumes for tissue-based products and diapers. The decline in net sales outside North America was primarily due to the unfavorable currency effects in Asia and lower sales volumes for diapers and consumer tissue products in Europe, partially offset by higher sales volumes in Latin America.

  o Operating profit in North America increased primarily due to the increased earnings of the tissue-based businesses.

  o The increase in operating profit outside North America was primarily due to higher earnings from tissue-based products in Europe and throughout Latin America, partially offset by unfavorable currency effects in Asia.

  o Of the $100.0 million 1998 Charge and write-off of certain intangible and other assets, $31.2 million was incurred in North America and $68.8 million was incurred outside North America.

Additional Income Statement Commentary:

  o The increase in interest expense is primarily due to higher average debt levels.

  o On August 19, 1998, the Corporation completed the sale of its subsidiary, K-C Aviation Inc. ("KCA") for $250 million in cash. The sale resulted in a pretax gain of $140.0 million which is included in other income (expense), net. This transaction resulted in an after-tax gain of $78.3 million, or $.14 per share.

  o The effective income tax rate, excluding the gain on the sale of KCA, the 1998 Charge and the write-off of certain intangible and other assets, declined from 33 percent in 1997 to 32 percent in 1998, and is expected to remain at approximately 32 percent for the remainder of the year. The lower effective tax rate is primarily due to tax planning opportunities.

  o The 25.3 percent decrease in the Corporation's share of net income of equity companies is principally due to a charge of $6.5 million, $.01 per share, related to the change in the value of the Mexican peso.

  o Excluding the effects of the 1998 Charge, the write-off of certain intangible and other assets, the charge related to the change in value of the Mexican peso and the gain on the sale of KCA, earnings from operations were $.63 per share in the third quarter of 1998 compared with $.57 per share in 1997.

RESULTS OF OPERATIONS:
     FIRST NINE MONTHS OF 1998 COMPARED WITH FIRST NINE MONTHS OF 1997


By Business Segment
(Millions of Dollars)

                                        % Change   % OF 1998
NET SALES                        1998   vs. 1997  CONSOLIDATED
--------------------------------------------------------------
Personal Care Products....... $4,123.5    + 5.3%      44.9%
Tissue-Based Products........  4,587.3    - 8.2       49.9
Newsprint, Paper and Other...    515.9    -11.2        5.6
Intersegment sales...........    (37.1)                (.4)
                              --------               -----
Consolidated................. $9,189.6    - 2.8%     100.0%
                              ========               =====



                                                                % Return on Sales
                                        % Change   % OF 1998    -----------------
OPERATING PROFIT                 1998   vs. 1997  CONSOLIDATED    1998     1997
---------------------------------------------------------------------------------
Personal Care Products....... $  710.3    - 3.1%      54.8%       17.2%    18.7%
Tissue-Based Products........    670.8    + 1.2       51.7        14.6     13.3
Newsprint, Paper and Other...    113.3    -11.5        8.7        22.0     22.0
1998 Charge and the write-off
  of certain intangible and
  other assets...............   (153.8)              (11.8)
Unallocated items-net........    (44.3)               (3.4)
                              --------               -----
Consolidated................. $1,296.3    -13.9%     100.0%       14.1%    15.9%
                              ========               =====

Commentary:

Consolidated net sales for the first nine months were 2.8 percent lower than 1997. Changes in currency exchange rates reduced net sales by nearly 4 percent. Excluding the revenues of the divested businesses consisting of Coosa Pines, Alabama pulp and newsprint facility ("Coosa"), which was sold in March 1997, Scott Paper Limited ("SPL"), which was sold in June 1997, and KCA, net sales were essentially even with 1997.

  o Worldwide sales of personal care products increased 5.3 percent primarily because of higher sales volumes, offset in part by changes in currency exchange rates, primarily in Asia. Important contributors to the increase in sales volumes were professional health care products, due largely to the acquisition of Tecnol; training and youth pants and wet wipes in North America; and throughout most of the Latin American region. However, in comparison to the record sales volumes achieved in 1997, diaper sales volumes in North America declined due to increased competitive activity in 1998.

  o Worldwide sales of tissue-based products, excluding SPL, declined approximately 4 percent principally due to changes in currency exchange rates in Asia and Europe and the lower consumer tissue sales volumes in North America and Europe.

Operating profit for the first nine months decreased 13.9 percent in absolute terms and to 14.1 percent from 15.9 percent, as a percentage of net sales. Excluding the 1998 Charge and the write-off of certain intangible and other assets, operating profit decreased 3.7 percent from 1997. Furthermore, excluding the earnings of the divested businesses, the decline in operating profit was approximately 2 percent.

  o The decrease in worldwide operating profit for personal care products was primarily due to increased marketing costs related to the introduction of new and improved products in North America and Europe, lower sales volumes and increased manufacturing costs for diapers in North America and costs of business expansion, which combined to more than offset the overall increase in sales volumes.

  o Excluding SPL, the increase in worldwide operating profit for tissue-based products was approximately 6 percent. The improved earnings in the North American businesses more than offset lower earnings in Europe and the negative effect of currency exchange rates, primarily in Asia.

  o Excluding the write-off of certain intangible and other assets charged to general expense of $84.3 million, general expense increased $35.9 million primarily due to business expansion.

  o The overall changes in foreign currency exchange rates, primarily in Asia, reduced consolidated operating profit approximately $47 million.


By Geography
(Millions of Dollars)


                                        % Change   % OF 1998
NET SALES                       1998    vs. 1997  CONSOLIDATED
--------------------------------------------------------------

North America................ $6,315.5    - 2.3%      68.7%
Outside North America........  3,071.8    - 4.9       33.4
Intergeographic sales........   (197.7)               (2.1)
                              --------               -----
Consolidated................. $9,189.6    - 2.8%     100.0%
                              ========               =====


                                                                % Return on Sales
                                        % Change   % OF 1998    -----------------
OPERATING PROFIT                1998    vs. 1997  CONSOLIDATED    1998     1997
---------------------------------------------------------------------------------

North America................ $1,303.3    +  .7%     100.5%       20.6%    20.0%
Outside North America........    191.1    -16.7       14.7         6.2      7.1
1998 Charge and the write-off
  of certain intangible and
  other assets...............   (153.8)              (11.8)
Unallocated items-net........    (44.3)               (3.4)
                              --------               -----
Consolidated................. $1,296.3    -13.9%     100.0%       14.1%    15.9%
                              ========               =====


Commentary:

  o Excluding divested businesses, 1998 net sales for North America increased approximately 2 percent compared with the prior year.

  o The decline in net sales outside North America was due to changes in currency exchange rates, primarily in Asia, and the lower consumer tissue and diaper sales volumes in Europe, which more than offset the increased sales volumes in Latin America.

  o Excluding divested businesses, operating profit for North America increased approximately 3 percent primarily due to the improved earnings for tissue-based businesses.

  o Outside North America, operating profit declined primarily due to increased marketing expenses for diapers and feminine care products in Europe, the lower earnings for tissue products in Europe, and unfavorable currency effects in Asia.

  o Of the $153.8 million 1998 Charge and the write-off of certain intangible and other assets, $55.6 million was incurred in North America and $98.2 million was incurred outside North America.

Additional Income Statement Commentary:

  o The increase in interest expense is primarily attributable to higher average debt levels.

  o The Corporation's share of net income of equity companies, excluding nonoperating items from both years, decreased 3 percent. In 1998, a charge of $11.2 million, or $.02 per share, related to the change in the value of the Mexican peso was recorded against earnings for the first nine months. In 1997, a net nonoperating gain of $16.3 million, or $.03 per share, was recorded related to the required sale of a portion of the tissue business of Kimberly-Clark de Mexico, S.A. de C.V. ("KCM").

  o Excluding the effects of the 1998 Charge, the write-off of certain intangible and other assets, the charge for the devaluation of the peso, the 1998 gain on the sale of KCA, the 1997 nonoperating gain at KCM and the 1997 extraordinary gains (as described in Note 6 to the Financial Statements), earnings from operations were $1.77 per share for the first nine months of 1998 compared with $1.82 per share in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  o Cash provided by operations in the first nine months of 1998 increased $362.2 million compared with the first nine months of 1997, primarily due to a reduced investment in working capital and higher tax payments in 1997, in part, from the Coosa and SPL sales, which more than offset the lower contribution from net income.

  o At September 30, 1998, approximately $360 million of the total 1997 and 1998 Charges remain to be utilized and is estimated to be adequate for the announced actions.

  o  During the first nine months of 1998, the Corporation repurchased
     15.5 million shares of its common stock, including 12.5 million shares repurchased in the third quarter, for approximately $700 million. These reacquisitions completed the 20 million share repurchase program announced in September 1997. On October 8, 1998, the Corporation announced that its board of directors had authorized the repurchase of an additional 25 million shares of its common stock.

  o On July 20, 1998, the Corporation issued $300 million of 6 1/4% Debentures due July 15, 2018, and used the proceeds to retire commercial paper.

  o At September 30, 1998, total debt was $2.7 billion compared with $2.5 billion at December 31, 1997. The increase in total debt was used primarily to finance business acquisitions and repurchase shares of the Corporation's common stock. Net debt (total debt net of cash, cash equivalents and $220 million of long-term notes receivable) was $2.4 billion at September 30, 1998 compared with $2.2 billion at December 31, 1997. The Corporation's total debt to capital ratio was 39.7 percent at September 30, 1998 compared with 36.5 percent at December 31, 1997, and its ratio of net debt to capital was 36.9 percent at September 30, 1998 compared with 33.5 percent at December 31, 1997.

  o Management believes that cash flow from operations plus its ability to issue both short-term and long-term debt will be sufficient to fund capital expenditures, pay dividends, meet debt maturity requirements, fund business acquisitions and allow the Corporation to pursue its announced share repurchase program.

  o On May 5, 1998, the Corporation announced that it will shut down its pulp mill in Mobile, Alabama in September 1999 and will sell the associated woodlands operations. This action is expected to result in a net gain. As a result of the shutdown, the Corporation will no longer be required to invest approximately $260 million at such facility to comply with newly issued environmental regulations for pulp mills. It is expected that the closure of the pulp mill will reduce the percentage of virgin fiber the Corporation produces for use in its products from nearly 70 percent to about 45 percent. The Corporation is continuing its efforts to sell its pulp mills in Terrace Bay, Ontario and Miranda, Spain, and plans to continue to operate pulp mills in Everett, Washington and Pictou County, Nova Scotia. The Corporation also announced that it will continue to operate its Mobile tissue mill and plans to invest approximately $100 million in the facility over the next several years to install systems that process recycled fiber and that allow the use of baled pulp.

  o On May 28, 1998, the Corporation announced that it had purchased a 50 percent equity interest in Klabin Tissue, S.A., the leading tissue manufacturer in Brazil.

  o In July 1998, the Corporation purchased a 51 percent ownership in Kimberly Bolivia, S.A. a new joint venture company.

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

"YEAR 2000" READINESS

Since 1995, the Corporation has been involved in a worldwide program to be "Year 2000" ready. The program involves reviews of major business, financial and other information systems, including equipment with embedded microprocessors; development of specific plans for modification or replacement of date-sensitive software or microprocessors; execution of such plans; and the testing of such systems to ensure their "Year 2000" readiness. Included within the scope of the program are contacts with key suppliers and customers to determine the extent of their "Year 2000" readiness in order to ensure a steady flow of goods and services to the Corporation and continuity with respect to customer service.

The Corporation's Crisis Management Program has been expanded, where necessary, to include contingency plans relating to possible "Year 2000" issues. This program includes, among other things, contingency plans and backup procedures to be followed in case of failure of production operations, the inability of major suppliers to fulfill their commitments, and the inability of major customers to submit orders and receive product.

Progress against the "Year 2000" readiness plan is monitored and reported to senior management and to the Corporation's board of directors or audit committee on a regular basis. As of September 30, 1998, management estimates that it has completed almost half of the work involved in modifying, replacing and testing the Corporation's major systems and microprocessors, and management plans to have substantially all such work completed by June 30, 1999.

The total cost to ensure "Year 2000" readiness, which is primarily comprised of staff time and the cost of replacing certain computerized systems and microprocessors, is estimated to be approximately $80 million. Management estimates that $27 million has been incurred for this purpose as of September 30, 1998.

Neither the "Year 2000" issue nor the financial effects of the reviews, modifications, replacements and testing are expected to have a material adverse effect on the Corporation's business or its consolidated financial position, results of operations, or cash flow.

Management believes that its "Year 2000" readiness program has encompassed all reasonable actions and contingency plans to avoid business interruptions resulting from "Year 2000" problems. The effect, if any, on the Corporation's future results of operations of the Corporation's major customers or suppliers not being "Year 2000" ready cannot be reasonably estimated. This latter risk is mitigated somewhat by the Corporation's broad base of customers and suppliers and the worldwide nature of the Corporation's operations.

OUTLOOK

Management continues to expect that fourth quarter earnings from operations will improve sequentially from the third quarter of 1998, with further cost reductions in Europe to be an important contributing
factor.   Management is finalizing a number of restructuring actions which it believes will significantly lower the Corporation's cost structure in Europe. These actions are a part of the restructuring program the Corporation announced in 1997. Management is working on a plan to reduce up to 60,000 tons of tissue capacity across Europe, in addition to the 30,000 tons eliminated with the sale of the Orleans, France mill in May 1998. The Corporation expects to reduce its capacity in Europe to manufacture feminine care products by closing its facility at Sealand in the United Kingdom and transferring production to Germany and the Czech Republic. In addition, the Corporation is significantly streamlining its administrative organization across Europe which management believes will result in $20 million in annual savings. These collective actions are expected to reduce the workforce in Europe by approximately 500 employees.

In 1997, the Corporation announced an objective to double earnings per share from operations during the five-year period 1995 to the year 2000. However, because of the earnings shortfall in Europe and the Asian economic crisis, management has determined that this objective is no longer attainable. In light of these circumstances, management has announced that its objective going forward is to improve top-line growth and return, at a minimum, to the Corporation's historic double-digit growth rate in earnings per share from operations.

Management has indicated that the Corporation intends to repurchase shares of its common stock under its new 25 million share repurchase authority, based upon the price of its shares, prevailing market conditions and other factors.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward looking and is based on various assumptions. Such information includes, without limitation, the business outlook, anticipated financial position and operating results, strategies, contingencies and contemplated transactions of the Corporation including, but not limited to, the sale of the woodlands associated with the closure of the Mobile pulp mill, the Corporation's estimated effective tax rate for 1998, and its "Year 2000" readiness program. These forward-looking statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of Part l, Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 entitled "Factors That May Affect Future Results."

                     PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Litigation

With respect to the away-from-home sanitary paper products antitrust litigation described in Item 3 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, on October 6, 1998, the states of Maryland, New York and West Virginia filed an action against the Corporation and other manufacturers of such products in the United States District Court for the Northern District of Florida making allegations substantially similar to those previously reported by the Corporation.


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

     (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:


                     KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
                  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                               (MILLIONS OF DOLLARS)

                                                    Nine Months Ended September 30
                                                    ------------------------------
                                                           1998          1997
----------------------------------------------------------------------------------
     Consolidated Companies
     ----------------------
        Income before income taxes ...................   $1,309.5      $1,406.5
        Interest expense .............................      147.8         118.3
        Interest factor in rent expense ..............       38.7          36.1
        Amortization of capitalized interest .........        7.0           6.8

     Equity Affiliates
     ----------------------
        Share of 50%-owned:
         Income before income taxes ..................       34.5          43.1
         Interest expense ............................        6.4           5.4
         Interest factor in rent expense .............         .5            .5
         Amortization of capitalized interest ........         .4            .5
        Distributed income of less than 50% owned.....       35.7          31.4
                                                         --------      --------

     Earnings ........................................   $1,580.5      $1,648.6
                                                         ========      ========


     Consolidated Companies
     ----------------------
        Interest expense .............................   $  147.8      $  118.3
        Capitalized interest .........................       10.1          15.1
        Interest factor in rent expense ..............       38.7          36.1

     Equity Affiliates
     ----------------------
        Share of 50%-owned:
         Interest expense and capitalized interest....        6.5           5.4
         Interest factor in rent expense..............         .5            .5
                                                         --------      --------

     Fixed charges....................................   $  203.6      $  175.4
                                                         ========      ========


           Ratio of earnings to fixed charges.........       7.76         9.40
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

                                KIMBERLY-CLARK CORPORATION
                                       (Registrant)





                                By:/s/ John W. Donehower
                                   ---------------------
                                   John W. Donehower
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (principal financial officer)




                                By:/s/ Randy J. Vest
                                   --------------------
                                   Randy J. Vest
                                   Vice President and Controller
                                   (principal accounting officer)




November 9, 1998