Form 10-K
period 1998-12-31
KIMBERLY CLARK CORP
filed 1999-03-26
CIK 55785

FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      OR

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

      Registrant's telephone number, including area code: (972) 281-1200

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
   ------------------------------    -----------------------------------------

 Common Stock - $1.25 Par Value          New York Stock Exchange
 Preferred Stock Purchase Rights         Chicago Stock Exchange
                                         Pacific Exchange


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
                                                    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19, 1999, 533,724,982 shares of common stock were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates on such date (based on the closing stock price on the New York Stock Exchange) was approximately $26.7 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Kimberly-Clark Corporation's 1998 Annual Report to Stockholders and 1999 Proxy Statement contain much of the information required in this Form 10-K, and portions of those documents are incorporated by reference herein from the applicable sections thereof. The following table identifies the sections of this Form 10-K which incorporate by reference portions of the Corporation's 1998 Annual Report to Stockholders and 1999 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such documents are incorporated by reference. The portions of such documents that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.



   DOCUMENT OF WHICH PORTIONS               ITEMS OF THIS FORM 10-K
  ARE INCORPORATED BY REFERENCE                IN WHICH INCORPORATED
-------------------------------     --------------------------------


1998 Annual Report to Stockholders   PART I
(Year ended December 31, 1998)        ITEM 1.  Business

                                     PART II
                                      ITEM 5.  Market for the Registrant's
                                               Common Stock and Related
                                               Stockholder Matters

                                      ITEM 7.  Management's Discussion
                                               and Analysis of Financial
                                               Condition and Results of
                                               Operations

                                      ITEM 7A. Quantitative and Qualitative
                                               Disclosures About Market Risk

                                      ITEM 8.  Financial Statements and
                                               Supplementary Data

                                     PART IV
                                      ITEM 14. Exhibits, Financial Statement
                                               Schedules, and Reports on
                                               Form 8-K

1999 Proxy Statement                 PART III
                                      ITEM 10. Directors and Executive
                                               Officers of the Registrant

                                      ITEM 11.  Executive Compensation

                                      ITEM 12.  Security Ownership of Certain
                                                Beneficial Owners and
                                                Management

                                      ITEM 13.  Certain Relationships and
                                                Related Transactions





PART I


ITEM 1. BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. As used in Items 1, 2 and 7 of this Form 10-K, the term "Corporation" refers to Kimberly-Clark Corporation and its consolidated subsidiaries. In the remainder of this Form 10-K, the terms "Kimberly-Clark" or "Corporation" refer only to Kimberly-Clark Corporation. Financial information by business segment and geographic area, and information about principal products and markets of the Corporation, contained under the caption "Management's Discussion and Analysis" and in Note 16 to the Financial Statements contained in the 1998 Annual Report to Stockholders, are incorporated in this Item 1 by reference.

RECENT DEVELOPMENTS. Historically, the Corporation has been engaged in a wide variety of diversified businesses, including the manufacture and sale of consumer products, paper and forest products, airline services and various other businesses. In recent years, the Corporation has been undergoing a transition to a global consumer products company based on the strategy of building on its core technologies, well-known trademarks and consumer product franchises. The Corporation also has been seeking opportunities to expand its health care business. Those businesses that did not, or could not, build on the Corporation's strengths were candidates for divestiture. Those businesses that fit into the Corporation's strategy were candidates for further investment and support. Outside businesses that were perceived as opportunities consistent with the strategy were candidates for acquisition.
As a result, since 1992, the Corporation has completed over 30 strategic acquisitions and nearly 20 strategic divestitures, including the following transactions:

- On December 12, 1995, Scott Paper Company ("Scott") became a wholly-owned subsidiary of Kimberly-Clark upon completion of a merger transaction in which the outstanding Scott common shares were converted into shares of Kimberly-Clark common stock. The transaction was valued at approximately $9.4 billion and accounted for as a pooling of interests.
On February 14, 1996, Scott changed its name to Kimberly-Clark Tissue Company ("KCTC").

- On June 28, 1996, the Corporation sold the baby and child wipe businesses previously conducted by Scott, consisting of the Baby Fresh, Wash a-Bye Baby and Kid Fresh brands and the Dover, Delaware production facility, to The Procter & Gamble Company. This divestiture was required by the U.S. Justice Department as part of the Scott merger.

- On September 16, 1996, the Corporation sold its tissue mill in Prudhoe, England and certain consumer tissue businesses in the United Kingdom and Ireland to Svenska Cellulosa Aktiebolaget (SCA) of Sweden. This divestiture was required by the European Commission as part of the Scott merger.

- On March 27, 1997, the Corporation sold its Coosa Pines, Alabama pulp and newsprint operations, and related woodlands, to Alliance Forest Products Inc., a publicly-held Canadian corporation, for approximately $600 million in cash.

- On June 6, 1997, the Corporation sold its 50.1 percent interest in Scott Paper Limited, a publicly-traded Canadian company to Kruger, Inc., a Canadian paper and forest products company, for approximately $127 million.

- On December 18, 1997, the Corporation acquired Tecnol Medical Products, Inc. ("Tecnol"), a leading maker of disposable face masks and patient care products, in a merger transaction which involved the conversion of all outstanding shares of Tecnol common stock into shares of Kimberly-Clark common stock. The transaction was valued at approximately $428 million and was accounted for as a purchase.

- On May 28, 1998, the Corporation purchased a 50 percent equity interest in Klabin Tissue S.A. (now known as Klabin Kimberly S.A.), the leading tissue manufacturer in Brazil.

- On July 21, 1998, the Corporation purchased an additional 10 percent ownership interest in its Korean affiliate, YuHan-Kimberly, Limited, increasing its ownership interest to 70 percent.

- On July 29, 1998, the Corporation purchased a 51 percent ownership interest in Kimberly Bolivia, S.A., a new joint venture company in Bolivia.

- On August 19, 1998, the Corporation sold the outstanding shares of K-C Aviation Inc., a leading provider of business aviation services, to Gulfstream Aerospace Corporation for $250 million in cash.

On November 21, 1997, the Corporation announced a restructuring plan ("Announced Plan") which includes the sale, closure or downsizing of 18 manufacturing facilities worldwide and a workforce reduction of approximately 5,000 employees. In connection with the Announced Plan, the Corporation recorded a pretax charge of $701.2 million in 1997 ("1997 Charge") and a pretax charge of $108.8 million in 1998 ("1998 Charge").

In the fourth quarter of 1998, the Corporation recorded a pretax charge for facility consolidations of $123.2 million to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada, shut down and dispose of a tissue machine in Thailand and write down certain excess feminine care production equipment in North America.

On May 5, 1998, the Corporation announced its intention to shut down its pulp mill in Mobile, Alabama on September 1, 1999 and to sell the associated woodlands operations (the "Southeeast Timberlands").
The net effect of this transaction is expected to result in a gain, which will be recorded upon completion of the sale of the Southeast Timberlands.

On December 23, 1998, the Corporation announced that it had signed a definitive agreement to acquire Ballard Medical Products ("Ballard"), a leading maker of disposable medical devices for respiratory care, gastroenterology and cardiology. Under the agreement, Ballard shareholders will receive $25 for each share of Ballard common stock, payable in shares of the Corporation's common stock. The transaction, which is valued at approximately $764 million, remains subject to regulatory clearances and approval by the Ballard shareholders. The transaction is expected to be completed in the first half of 1999 and will be accounted for as a purchase.

DESCRIPTION OF THE CORPORATION. The Corporation is principally engaged in the manufacturing and marketing throughout the world of a wide range of products for personal, business and industrial uses. Most of these products are made from natural and synthetic fibers using advanced technologies in fibers, nonwovens and absorbency.

For financial reporting purposes, the Corporation's businesses are separated into three segments: Tissue; Personal Care; and Health Care and Other.

The Tissue segment includes facial and bathroom tissue, and paper towels and wipers for household and away-from-home use; wet wipes; printing, premium business and correspondence papers; and related products. Products in this business segment are sold under the Kleenex, Scott, Kimberly-Clark, Kleenex Cottonelle, Kleenex Viva, Huggies, Kimwipes, Wypall and other brand names.

The Personal Care segment includes disposable diapers, training and youth pants, and swimpants; feminine and incontinence care products; and related products. Products in this business segment are primarily for household use and are sold under a variety of well-known brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, New Freedom, Lightdays, Depend, Poise and KimCare.

The Health Care and Other segment includes health care products, consisting of surgical gowns, drapes, infection control products, sterilization wraps, disposable face masks, cold therapy products, patient restraints and other disposable medical products; specialty and technical papers; and other products. Products in this segment are sold under the Kimberly-Clark, Tecnol and other brand names.

Products for household use are sold directly and through wholesalers to supermarkets, mass merchandisers, drugstores, warehouse clubs, home health care, variety and department stores and other retail outlets. Products for away-from-home use are sold through distributors and directly to manufacturing, lodging, office building, food service and health care establishments and other high volume public facilities. Paper products are sold directly to users, converters, manufacturers, publishers and printers, and through paper merchants, brokers, sales agents and other resale agencies. Health care products are sold to distributors, converters and end-users.

PATENTS AND TRADEMARKS. The Corporation owns various patents and trademarks registered domestically and in many foreign countries. The Corporation considers the patents and trademarks which it owns and the trademarks under which it sells certain of its products to be material to its business. Consequently, the Corporation seeks patent and trademark protection by all available means, including registration. A partial list of the Corporation's trademarks is included under the caption "Trademarks" contained in the 1998 Annual Report to Stockholders and is incorporated herein by reference.

RAW MATERIALS. Superabsorbent materials are important components in disposable diapers, training and youth pants and incontinence care products. Polypropylene and other synthetics and chemicals are primary raw materials for manufacturing nonwoven fabrics which are used in disposable diapers, training and youth pants, feminine pads, incontinence and health care products, and away-from-home wipers.

Cellulose fiber, in the form of kraft pulp or recycled fiber, is the primary raw material for the Corporation's tissue and paper products and is an important component in disposable diapers, training pants, feminine pads and incontinence care products.

Most recovered paper and all synthetics are purchased from third parties. Pulp and recycled fiber are produced by the Corporation and purchased from others. The Corporation considers the supply of such raw materials to be adequate to meet the needs of its businesses. See "Factors That May Affect Future Results - Raw Materials."

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

RESEARCH AND DEVELOPMENT. A major portion of total research and development expenditures is directed toward new or improved personal care, health care and tissue products, and nonwoven materials. Consolidated research and development expense was $224.8 million in 1998, $211.8 million in 1997 and $207.9 million in 1996.

ENVIRONMENTAL MATTERS. Total worldwide capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Corporation's facilities are expected to be about $107 million in 1999 and $68 million in 2000. Of this amount, approximately $51 million in 1999 and $34 million in 2000 are expected to be spent at facilities in the United States. Approximately $9 million and $19 million of such U.S. expenditures in 1999 and 2000, respectively, relate to compliance with the Environmental Protection Agency's ("EPA") Cluster Rule for sulfite pulping operations at the Corporation's Everett, Washington pulp mill. The remainder of the expected U.S. expenditures, approximately $42 million in 1999 and $15 million in 2000, is expected to be applied at various other production facilities for other environmental control system improvements.
For facilities outside the U.S., capital expenditures for environmental controls are expected to be approximately $56 million in 1999 and $34 million in 2000.

Total worldwide operating expenses for environmental compliance are expected to be $157 million in 1999 and $160 million in 2000. U.S. operating expenses are expected to be $91 million in 1999 and $92 million in 2000. Operating expenses for facilities outside the U.S. are expected to be $67 million in 1999 and $68 million in 2000. Operating expenses include pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs.

Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Corporation's total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in the Corporation's plans, changes in legal requirements or other factors.

In connection with certain divestitures, including those described in "Recent Developments," the Corporation has agreed to indemnify the purchasers of certain divested businesses against certain contingent environmental liabilities. Generally, these indemnification obligations apply only to environmental liabilities which are actually incurred by the purchaser within a specified time period after closing and are limited to a specified dollar amount of coverage. The Corporation does not consider these obligations to be material and has established appropriate accrued liabilities with respect thereto.

EMPLOYEES. In its worldwide consolidated operations, the Corporation had 54,700 employees as of December 31, 1998.

Approximately 25 percent of the Corporation's United States workforce and approximately 40 percent of the Corporation's non-United States workforce are represented by unions. In the United States, the largest concentration of union membership is with the Paper, Allied-Industrial, Chemical & Energy Workers International Union (PACE). Other employees are represented by the International Brotherhood of Electrical Workers (IBEW), the International Association of Machinists and Aerospace Workers (IAM), the Association of Western Pulp and Paper Workers (AWPPW), and various independent unions.

At those facilities where one or more unions represent employees, the Corporation and the unions generally have good working relationships. The labor agreements are generally three years or more in duration and contain wage and fringe benefit programs which management of the Corporation believes are competitive within the applicable industry segment and geographic region.

Throughout the Corporation, management seeks to establish and maintain an open and respectful relationship with its employees. Management believes that communications should flow freely in the organization to provide all employees the opportunity to maximize the use of their talents in the attainment of the Corporation's business objectives.

INSURANCE. The Corporation maintains coverage consistent with industry practice for most risks that are incident to its operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain matters discussed in this Form 10-K, or documents, a portion of which are incorporated herein by reference, concerning, among other things, the business outlook, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation; the adequacy of the 1998 and 1997 Charges; the adequacy of the 1998 facility consolidations charge; the anticipated sale of the Southeast Timberlands; and the remaining costs of the Announced Plan constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation's results will be as estimated.

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

COMPETITIVE ENVIRONMENT. The Corporation experiences intense competition for sales of its principal products in its major markets, both domestically and internationally. The Corporation's products compete with widely advertised, well-known, branded products, as well as private label products which are typically sold at lower prices. The Corporation has several major competitors in most of its markets, some of which are larger and more diversified than the Corporation. The principal methods and elements of competition include brand recognition and loyalty, product quality and performance, price, marketing and distribution capabilities. Inherent risks in the Corporation's competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of recent consolidations of retailers and distribution channels, and competitive reaction. Aggressive competitive reaction may lead to increased advertising and promotional spending by the Corporation in order to maintain market share. Increased competition with respect to pricing would reduce revenue and could have an adverse impact on the Corporation's financial results. In addition, the Corporation relies on the development and introduction of new products and line extensions as a means of achieving and/or maintaining category leadership. In order to maintain its competitive position, the Corporation must develop technological innovation with respect to its products.

COST SAVING STRATEGY. A significant portion of the Corporation's anticipated cost savings are expected to result from operating efficiencies, the Announced Plan and the 1998 facility consolidations. However, such savings will require the continued consolidation and integration of facilities, functions, systems and procedures, all of which present significant management challenges. There can be no assurance that such actions will be successfully accomplished as rapidly as expected or of the extent to which such cost savings and efficiencies will be achieved.

RAW MATERIALS. Cellulose fiber, in the form of kraft pulp or recycled fiber, is used extensively in the Corporation's tissue and paper products and is subject to significant price fluctuations due to the cyclical nature of the pulp markets. Recycled fiber accounts for approximately 20 percent of the Corporation's overall fiber requirements. On a worldwide basis, the Corporation has reduced its internal supply of pulp to approximately
75 percent of its virgin fiber requirements and has announced its intention to reduce its level of pulp integration to approximately 20 percent. However, such a reduction in pulp integration could increase the Corporation's commodity price risk. Specifically, increases in pulp prices could adversely affect the Corporation's earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices.
Conversely, if the Corporation does not lower its level of pulp integration and the market price for pulp declines, thereby possibly causing selling prices for tissue products to fall, the Corporation's profit margin could suffer. The Corporation has not used derivative instruments in the management of these risks.

ACQUISITION AND DIVESTITURE STRATEGY. The Corporation's anticipated financial results and business outlook are dependent in part upon the consummation of projected divestitures on terms advantageous to the Corporation and the availability of suitable acquisition candidates. There can be no assurance that such divestitures will be consummated, or, if consummated, that the terms of such divestitures will be advantageous to the Corporation. In addition, the Corporation could encounter significant challenges in locating suitable acquisition candidates that are consistent with its strategic objectives and will contribute to its long-term success. Furthermore, there can be no assurance that any such acquired business can or will be successfully integrated with the Corporation's businesses in order to provide anticipated synergies and earnings growth.

VOLUME FORECASTING. The Corporation's anticipated financial results reflect forecasts of future volume increases in the sales of its products. Challenges in such forecasting include anticipating consumer preferences, estimating sales of new products, estimating changes in population characteristics (such as birth rates and changes in per capita income), anticipating changes in technology and estimating the acceptance of the Corporation's products in new markets. As a result, there can be no assurance that the Corporation's volume increases will be as estimated.

FOREIGN MARKET RISKS. Because the Corporation and its equity companies have manufacturing facilities in 38 countries and its products are sold in approximately 150 countries, the Corporation's results may be substantially affected by foreign market risks. The Corporation is subject to the impact of economic and political instability in developing countries. Recent economic uncertainty and currency devaluations in Asia and Latin America have and may continue to have an impact on the Corporation's earnings. Also, the extremely competitive situation in European personal care and tissue markets, and the challenging economic environments in Mexico and developing countries in eastern Europe and Latin America, may slow the Corporation's sales growth and earnings potential. In addition, the Corporation is subject to (i) foreign exchange translation risk associated with the introduction of the Euro in certain European countries, and the strengthening or weakening of various currencies against each other and local currencies versus the U.S. dollar, and
(ii) foreign currency risk arising from transactions and commitments denominated in non-local currencies. See "Management's Discussion and Analysis - Market Risk Sensitivity and Inflation Risks" and "- Adoption of the Euro" contained in the 1998 Annual Report to Stockholders, which is incorporated herein by reference. Translation exposure for the Corporation's balance sheet with respect to foreign operations is not hedged. Although the Corporation uses instruments to hedge its foreign currency risks (through foreign currency forward, swap and option contracts), these instruments are used selectively to manage risk and there can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

CONTINGENCIES. The costs and other effects of pending litigation and administrative actions against the Corporation cannot be determined with certainty. Although management believes that no such proceedings will have a material adverse effect on the Corporation, there can be no assurance that the outcome of such proceedings will be as expected. See "Item 3. Legal Proceedings," below.

"YEAR 2000" READINESS. For a discussion of the Corporation's readiness for the "Year 2000" in terms of its computer systems, see "Management's Discussion and Analysis - 'Year 2000' Readiness" contained in the 1998 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 2.  PROPERTIES

Management believes that the Corporation's production facilities are suitable for their purpose and adequate to support its businesses. The extent of utilization of individual facilities varies, but they operate at or near capacity, except in certain instances such as when new products or technology are being introduced or when mills are being shut down. Certain facilities of the Corporation are being expanded. Various facilities contain pollution control, solid waste disposal and other equipment which have been financed through the issuance of industrial revenue or similar bonds and are held by the Corporation under lease or installment purchase agreements.

The principal facilities of the Corporation (including the Corporation's equity companies) and the products or groups of products made at such facilities are as follows:

HEADQUARTERS LOCATIONS
Dallas, Texas
Roswell, Georgia
Neenah, Wisconsin
Reigate, United Kingdom
Bangkok, Thailand

ADMINISTRATIVE CENTER
Knoxville, Tennessee

WORLDWIDE PRODUCTION AND SERVICE FACILITIES

UNITED STATES

ALABAMA
     Mobile - tissue products and pulp (1)
ARIZONA
     Tucson - nonwovens
ARKANSAS
     Conway - feminine care, incontinence care, nonwovens
     Maumelle - wet wipes, nonwovens
CALIFORNIA
     Escondido - printing inks
     Fullerton - tissue products
CONNECTICUT
     New Milford - diapers, tissue products
GEORGIA
     LaGrange - nonwovens
KENTUCKY
     Owensboro - tissue products
MICHIGAN
     Munising - technical papers
MISSISSIPPI
     Corinth - nonwovens, wipers and towels
     Hattiesburg - tissue products
NORTH CAROLINA
     Hendersonville - nonwovens
     Lexington - nonwovens
OKLAHOMA
     Jenks - tissue products
PENNSYLVANIA
     Chester - tissue products

SOUTH CAROLINA
     Beech Island - diapers, tissue products
TENNESSEE
     Loudon - tissue products
TEXAS
     Cleburne - tissue products
     Del Rio - nonwovens
     Fort Worth - nonwovens
     Italy - tissue products
     Paris - diapers, training and youth pants
     San Antonio - personal cleansing products and systems
UTAH
     Ogden - diapers
VERMONT
     East Ryegate - technical papers
WASHINGTON
     Everett - tissue products, pulp
WISCONSIN
     Marinette - tissue products
     Neenah - diapers, training and youth pants, feminine care, incontinence care, business and correspondence papers, nonwovens
     Whiting - business and correspondence papers

OUTSIDE THE UNITED STATES

ARGENTINA
    *Bernal - tissue products
     Pilar - feminine care, incontinence care
     San Luis - diapers
AUSTRALIA
    *Albury - nonwovens
    *Ingleburn - diapers
    *Lonsdale - diapers, incontinence care, feminine care
    *Millicent - pulp, tissue products
    *Tantanoola - pulp
    *Warwick Farm - tissue products
BAHRAIN
    *East Riffa - tissue products
BELGIUM
     Duffel - tissue products
BOLIVIA
     La Paz - tissue products
     Santa Cruz - diapers, feminine care, tissue products
BRAZIL
    *Correia - tissue products
    *Cruzeiro - tissue products
    *Mendes - feminine care
    *Mogi das Cruzes - tissue products
     Porto Alegre - diapers, feminine care
    *Recife - tissue products
     Suzano - diapers, feminine care


CANADA
     Huntsville, Ontario - tissue products, wipers
     New Glasgow, Nova Scotia - pulp
     St. Hyacinthe, Quebec - feminine care
     Terrace Bay, Ontario - pulp (2)
CHINA (3)
     Beijing - feminine care, diapers
     Chengdu - feminine care
     Guangzhou - tissue products
     Handan - feminine care
     Harbin - feminine care
     Hong Kong - tissue products (4)
     Kunming - feminine care
     Nanjing - feminine care
     Shanghai - tissue products
     Shenyang - feminine care
     Wuhan - feminine care
COLOMBIA
     Barbosa - tissue products, specialty papers, fine papers, notebooks Guarne - tissue products
     Pereira - tissue products, feminine care, incontinence care, diapers Tocancipa - diapers
    *Villa Rica - diapers, incontinence care
COSTA RICA
     Belen - tissue products
     Cartago - diapers, feminine care
CZECH REPUBLIC
     Jaromer - diapers, incontinence care
     Litovel - feminine care
DOMINICAN REPUBLIC
     Santo Domingo - tissue products
ECUADOR
     Babahoyo - tissue products
     Guayaquil - diapers, feminine care
EL SALVADOR
     San Salvador - tissue products
     Sitio del Nino - tissue products, feminine care
FRANCE
     Rouen - tissue products
     Villey-Saint-Etienne - tissue products
GERMANY
     Flensburg - tissue products (5)
     Forchheim - feminine care, incontinence care
     Koblenz - tissue products
     Reisholz - tissue products
GUATEMALA
     Guatemala City - tissue products, feminine care, notebooks
HONDURAS
     San Pedro Sula - tissue products, feminine care
     Villanueva - nonwovens
INDIA
    *Pune - feminine care, diapers
     Pune - tissue products
INDONESIA
     Jakarta - tissue products
    *Medan - specialty papers
ISRAEL
    *Afula - diapers, feminine care, incontinence care
    *Hadera - tissue products
ITALY
     Alanno - tissue products
     Romagnano - tissue products
     Villanovetta - tissue products
JAPAN
     Shinga - personal cleansing products, soap
KOREA
     Anyang - feminine care, diapers, tissue products
     Kimcheon - feminine care, tissue products, nonwovens
     Taejon - feminine care, diapers
MALAYSIA
     Kluang - tissue products
MEXICO
     Acuna - nonwovens
    *Bajio - tissue products, fine papers
    *Cuautitlan - feminine care, diapers, nonwovens
    *Ecatepec - tissue products
     Empalme - nonwovens
     Magdalena - nonwovens
    *Morelia - tissue products, pulp
    *Naucalpan - tissue products, diapers, feminine care
     Nogales - nonwovens
    *Orizaba - tissue products, fine papers, pulp
    *Ramos Arizpe - tissue products, diapers
    *San Juan - tissue products
    *San Rafael - tissue products, fine papers
    *Tlaxcala - diapers
PERU
     Lima - diapers, feminine care, incontinence care, tissue products
PHILIPPINES
     San Pedro, Laguna - feminine care, diapers, tissue products, specialty papers
SAUDI ARABIA
    *Al-Khobar - diapers, feminine care, tissue products
SLOVAK REPUBLIC
     Piestany - nonwovens
SOUTH AFRICA
     Cape Town - tissue products, feminine care, incontinence care
     Springs - tissue products, diapers
SPAIN
     Aranguren - tissue products
     Arceniega - tissue products, personal cleansing products and systems Calatayud - diapers
     Canary Islands - tissue products
     Miranda del Ebro - pulp (2)
     Salamanca - tissue products
TAIWAN
     Hsin-Ying - tissue products (6)
     Ta-Yuan - tissue products
THAILAND
     Pathumthani - feminine care, diapers, tissue products
     Samutprakarn - tissue products
UNITED KINGDOM
     Barrow - tissue products
     Barton-upon-Humber - diapers
     Flint - tissue products, nonwovens
     Larkfield - tissue products
     Northfleet - tissue products
VENEZUELA
     Guacara - diapers, feminine care
     Maracay - tissue products
VIETNAM
     Hanoi - feminine care
     Ho Chi Minh City - feminine care

*    Equity company production facility


_________________________________



(1) Portions of the land under this facility are held under various long-term operating leases, the more significant of which contain options to purchase the land. The Corporation has announced its intention to close the pulp mill located at this facility in September 1999.

(2) The Corporation has announced its intention to sell this facility.

(3) Except as otherwise noted, the land on which these facilities are located is held under long-term leases.

(4) This facility is held under a short-term renewable lease.

(5) The Corporation has announced its intention to close this facility.

(6) The land and a portion of this facility are subject to a mortgage.

ITEM 3.  LEGAL PROCEEDINGS

The following is a brief description of certain legal and administrative proceedings to which the Corporation or any of its subsidiaries is a party or to which the Corporation's or any of its subsidiaries' properties is subject:

Litigation
----------

A. On May 13, 1997, the State of Florida, acting through its attorney general, filed a complaint in the Gainesville Division of the United States District Court for the Northern District of Florida (the "Florida District Court") alleging that manufacturers of tissue products for away-from-home use, including the Corporation and Scott, agreed to fix prices by coordinating price increases for such products. Following Florida's complaint, an action by the states of Maryland, New York and West Virginia, as well as approximately 45 class action complaints, have been filed in various federal and state courts around the United States. These actions contain allegations similar to those made by the State of Florida in its complaint. The actions in federal courts have been consolidated for pretrial proceedings in the Florida District Court. Class certification was granted in the federal proceedings in July 1998 and will be contested in the state cases. The foregoing actions seek an unspecified amount of actual and treble damages.

The Corporation has answered the complaints in these actions and has denied the allegations contained therein as well as any liability. Discovery is proceeding. The Corporation intends to contest these claims vigorously. These actions are not expected to have a material adverse effect on the Corporation's business or results of operations.

B. On January 14, 1999, Mobile Energy Services Company, L.L.C. ("MESC") and Mobile Energy Services Holdings, Inc. filed an adversary proceeding against KCTC in the United States Bankruptcy Court in Mobile, Alabama. Plaintiffs, as debtors-in-possession, own a cogeneration complex that provides energy services to KCTC's Mobile facility. The complaint alleges that: (i) the sale of the cogeneration complex by KCTC to MESC in December 1994 was a fraudulent transfer; (ii) KCTC cannot effect a pulp mill closure while it continues to operate the wastewater treatment facility and "produce pulp" at the Mobile facility; (iii) Kimberly-Clark's announced pulp mill closure was a repudiation of the site operating agreements; (iv) KCTC breached the master operating agreement by failing to give MESC reasonable assistance in developing new business opportunities for the energy complex after Kimberly-Clark announced the pulp mill closure; and (v) KCTC failed to allow the sale of the Mobile pulp mill. The complaint does not specify the amount of damages demanded. The Corporation intends to contest these claims vigorously. This action is not expected to have a material adverse effect on the Corporation's business or results of operations.

C. The Corporation is subject to routine litigation from time to time, which, individually or in the aggregate, is not expected to have a material adverse effect on the Corporation's business or results of operations.

Environmental Matters
---------------------

The Corporation is subject to federal, state and local environmental protection laws and regulations with respect to its business operations and is operating in compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. Compliance with these laws and regulations is not expected to have a material adverse effect on the Corporation's business or results of operations.

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

B. In January 1998, the Corporation was notified by the Tennessee Department of Environment and Conservation of its status as a potentially liable party at the Bellevue Avenue Landfill in Shelby County, Tennessee. The Corporation currently lacks adequate information to make a determination as to the extent of its liability at the site.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of the Corporation as of March 1, 1999, together with certain biographical information, are as follows:

ROBERT E. ABERNATHY, 44, was elected Group President effective January 1, 1997. He is responsible for the global health care business, nonwovens manufacturing and research, the technical papers business, corporate research and development, and the World Support Group. Mr. Abernathy joined the Corporation in 1982. His past responsibilities in the Corporation have included operations and major project management in North America. He was appointed Vice President-North American Diaper Operations in 1992 and Managing Director of Kimberly-Clark Australia Pty. Limited in 1994.

JUAN ERNESTO DE BEDOUT, 53, was elected President - Latin American Operations in December 1998. Mr. de Bedout joined the Corporation in 1981 as Managing Director of Colombiana Kimberly S.A. Additional responsibilities were assigned to him in 1988 for the management of the Kimberly-Clark companies in the Central American countries. In 1992, he was named General
Manager - Latin American Operations with responsibility for the Corporation's business units in Central and South America. He was appointed Vice
President - Latin American Operations in 1994 and President - Latin American Operations in August 1998.

JOHN W. DONEHOWER, 52, was elected Senior Vice President and Chief Financial Officer in 1993. Mr. Donehower joined the Corporation in 1974. He was appointed Director of Finance - Europe in 1978, Vice President, Marketing and Sales - Nonwovens in 1981, Vice President, Specialty Papers in 1982, Managing Director, Kimberly-Clark Australia Pty. Limited in 1982, and Vice President, Professional Health Care, Medical and Nonwoven Fabrics in 1985. He was appointed President, Specialty Products - U.S. in 1987, and
President - World Support Group in 1990. Mr. Donehower is a director of Eastman Chemical Co. and Allendale Mutual Insurance Company.

O. GEORGE EVERBACH, 60, was elected Senior Vice President - Law and Government Affairs in 1988. Mr. Everbach joined the Corporation in 1984. His responsibilities have included direction of legal, human resources and administrative functions. He was elected Vice President and General Counsel in 1984; Vice President, Secretary and General Counsel in 1985; and Senior Vice President and General Counsel in 1986.

THOMAS J. FALK, 40, was elected Group President - Tissue, Pulp and Paper in April 1998. He is responsible for the Corporation's global tissue businesses. He also is responsible for the Wet Wipes and Neenah Paper sectors, Pulp Operations and Consumer Business Services, Environment and Energy and Human Resources organizations. Mr. Falk joined the Corporation in 1983. His responsibilities have included internal audit, finance and strategic analysis, and operations management. In 1993, he was elected Group President - Infant and Child Care and has held various senior management positions in the Corporation's Consumer and Away From Home businesses in North America and Europe since that time. Mr. Falk is a member of the University of Wisconsin - Madison School of Business Dean's Advisory Board and serves on the Board of Directors of Associated Bank - Fox Cities and Newell-Rubbermaid, Inc.

PAUL S. GEISLER, 57, was elected Group President - Asia/Pacific in April 1996. He was appointed President - Asia in 1994. Mr. Geisler joined the Corporation in 1982 as Marketing Director - Facial Tissue and Table Napkins. He was appointed Vice-President - DEPEND Absorbent Products and New Technology Products in 1984, and Vice-President - Home Health Care in 1985. In 1990, Mr. Geisler was appointed President - U.S. Infant Care Sector, and in 1992, he was elected Group President - North American Feminine Care and Adult Care Sectors.

WAYNE R. SANDERS, 51, has served as Chief Executive Officer of the
Corporation since 1991 and Chairman of the Board of the Corporation since 1992. He previously had been elected President and Chief Operating Officer in 1990. Employed by the Corporation in 1975, Mr. Sanders was appointed Vice President of Kimberly-Clark Canada Inc., a wholly owned subsidiary of the Corporation, in 1981 and was appointed Director and President in 1984. Mr. Sanders was elected Senior Vice President of Kimberly-Clark Corporation in 1985 and was appointed President - Infant Care Sector in 1987, President - Personal Care Sector in 1988 and President - World Consumer, Nonwovens and Service and Industrial Operations in 1990. Mr. Sanders is a director of Adolph Coors Company, Coors Brewing Company, Texas Instruments Incorporated and Chase Bank of Texas, National Association. He also is a member of the Marquette University Board of Trustees and is a national trustee of the Boys and Girls Clubs of America. He has been a director of the Corporation since 1989.

KATHI P. SEIFERT, 49, was elected Group President - Personal Care Products in April 1998. She is responsible for the Infant Care, Child Care, Feminine Care, and Adult Care business sectors, the Safety and Quality Assurance team and the U.S. and Canadian Sales organizations, and leads a team responsible for the Corporation's global personal care businesses. Ms. Seifert joined Kimberly-Clark in 1978. Her responsibilities in the Corporation have included various marketing positions within the Away From Home, Consumer Tissue and Feminine Care business sectors. She was appointed President - Feminine Care Sector in 1991, was elected Group President - Feminine and Adult Care in 1994, elected Group President - North American Consumer Products in January 1995, and elected Group President - North American Personal Care Products in July 1995. Ms. Seifert is a member of the Board of Directors of Eli Lilly and Company and Aid Association for Lutherans.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The dividend and market price data included in Note 14 to the Consolidated Financial Statements, and the information set forth under the captions "Dividends and Dividend Reinvestment Plan" and "Stock Exchanges" contained in the 1998 Annual Report to Stockholders are incorporated in this Item 5 by reference.

As of March 19, 1999, the Corporation had 54,334 holders of record of its common stock.



ITEM 6.  SELECTED FINANCIAL DATA

(Millions of Dollars,                 Year Ended December 31
except per share amounts)  1998      1997      1996        1995        1994
--------------------------------------------------------------------------------
Net Sales. . . . . . . .  $12,297.8  $12,546.6  $13,149.1  $13,373.0  $11,627.9
Restructuring and Other
 Unusual Charges . . . .      101.5      481.1         --    1,440.0         --
Operating Profit . . . .    1,676.1    1,303.2    2,053.7      213.0    1,277.1
Share of Net Income of
 Equity Companies. . . .      137.1      157.3      152.4      113.3      110.5
Income from Continuing
 Operations Before
 Extraordinary Items and
 Cumulative Effect of
 Accounting Change . . .    1,177.0      884.0    1,403.8       33.2      766.5
 Per Share Basis:
   Basic . . . . . . . .       2.14       1.59       2.49        .06       1.38
   Diluted . . . . . . .       2.13       1.58       2.48        .06       1.37
Net Income                  1,165.8      901.5    1,403.8       33.2      753.8
 Per Share Basis:
   Basic . . . . . . . .       2.12       1.62       2.49        .06       1.35
   Diluted . . . . . . .       2.11       1.61       2.48        .06       1.34
Cash Dividends Declared.       1.00        .96        .92        .90        .88
Cash Dividends Paid. . .        .99        .95        .92        .90        .88
Total Assets . . . . . .  $11,510.3  $11,266.0  $11,845.7  $11,439.2  $12,555.7
Long-Term Debt . . . . .    2,068.2    1,803.9    1,738.6    1,984.7    2,085.4
Stockholders' Equity . .    3,887.2    4,133.3    4,489.4    3,667.3    4,145.9




                       NOTES TO SELECTED FINANCIAL DATA

(1) In the fourth quarter 1997, the Corporation announced a plan to restructure its worldwide operations ("Announced Plan"), the total pretax cost of which was estimated at $810.0 million. In conjunction with the Announced Plan, the Corporation recorded a pretax charge of $701.2 million in 1997 ("1997 Charge") and recorded the remaining $108.8 million in 1998 ("1998 Charge") at the time these costs became accruable under appropriate accounting principles.

(2) The 1998 Charge reduced operating profit, net income and net income per share by $108.8 million, $86.9 million and $.16, respectively. Of the 1998 Charge, $7.3 million relates to the write-down of certain assets and inventories and has been charged to cost of products sold, and $101.5 million has been recorded as restructuring and other unusual charges on the income statement.

(3) In 1998, the carrying amounts of trademarks and unamortized goodwill of certain European businesses were determined to be impaired and written down. In addition, the Corporation began depreciating the cost of all new personal computers ("PCs") acquired after September 30, 1998 over two years. Accordingly, in recognition of the change in estimated useful lives of its existing PC assets, the remaining book value of all PCs acquired prior to 1997 was written down. These write-downs, along with $8.8 million of charges for write-downs of other assets and a loss on a pulp contract, reduced operating profit, net income and net income per share by $95.6 million, $73.6 million and $.13, respectively. Of the $95.6 million, $11.3 million was charged to cost of products sold and $84.3 million was charged to general expense.

(4) In 1998, the Corporation recorded a charge for facility consolidations of $123.2 million to, among other things, further align tissue-manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada, shut down and dispose of a tissue machine in Thailand and write down certain excess feminine care production equipment in North America. These costs, which were charged to cost of products sold, reduced operating profit, net income and net income per share by $123.2 million, $86.1 million and $.16, respectively.

(5) Net income and net income per share for 1998 includes a gain on the sale of the Corporation's subsidiary, K-C Aviation Inc., of $78.3 million and $.14, respectively.

(6) In 1998, the Corporation changed its method of accounting for the costs of start-up activities effective January 1, 1998, as required by Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The Corporation recorded a net after income tax charge of $11.2 million, or $.02 per share, as the cumulative effect of this accounting change.

(7) The 1997 Charge reduced operating profit, net income and net income per share by $701.2 million, $503.1 million and $.91, respectively. Of the 1997 Charge, $220.1 million related to the write-down of certain assets and inventories and was charged to cost of products sold, and $481.1 million was recorded as restructuring and other unusual charges on the income statement.

(8) In 1997, the Corporation sold its equity interest in Scott Paper Limited, a 50.1 percent-owned Canadian tissue subsidiary, and its Coosa Pines, Alabama, newsprint and pulp manufacturing mill, together with related woodlands. Also, the Corporation recorded impairment losses on the planned sales of a pulp manufacturing mill in Miranda, Spain; a recycled fiber facility in Oconto Falls, Wisconsin; and a tissue converting facility in Yucca, Arizona; and on an integrated pulp making facility in Everett, Washington. These transactions were aggregated and reported as extraordinary gains totaling $17.5 million, or $.03 per share.

(9) Share of net income of equity companies and net income for 1997 includes a net gain of $16.3 million, or $.03 per share, primarily related to the sale of a portion of the tissue business of Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"). The sale was required by the Mexican regulatory authorities following the merger of KCM and Scott Paper Company's ("Scott") former Mexican affiliate.

(10) Results for 1996 include a net pretax gain from regulatory divestitures required in connection with the Scott merger and from the sale of the Corporation's remaining interest in Midwest Express Holdings, Inc. These transactions resulted in a gain of $.13 per share.

(11) Share of net income of equity companies and net income for 1996 includes a charge recorded by KCM for restructuring costs related to its merger with Scott's former Mexican affiliate. The Corporation's share of the after-tax charge was $5.5 million, or $.01 per share.

(12) Results for 1995 include a pretax charge of $1,440.0 million or $1,070.9 million after income taxes and minority interests, or $1.92 per share, for the estimated costs of the merger with Scott, for restructuring the combined operations, and for other unusual charges.

(13) In 1995, share of net income of equity companies and net income includes a charge of $38.5 million, or $.07 per share, for foreign currency losses incurred by KCM on the translation of the net exposure of U.S. dollar-denominated liabilities into pesos.

(14) In 1994, share of net income of equity companies and net income includes a charge of $39.2 million, or $.07 per share, for foreign currency losses incurred by KCM on the translation of the net exposure of U.S. dollar-denominated liabilities into pesos.

(15) Results for 1994 include income of a discontinued operation, net of taxes, of $48.4 million, or $.08 per share, related to S.D. Warren Company, a former printing and publishing papers subsidiary, which was sold in December 1994.

(16) Results for 1994 include an extraordinary loss related to the early extinguishment of debt of $61.1 million, or $.11 per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" contained in the 1998 Annual Report to Stockholders is incorporated in this Item 7 by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption "Management's Discussion and Analysis - Market Risk Sensitivity and Inflation Risks" contained in the 1998 Annual Report to Stockholders is incorporated in this Item 7A by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Corporation and its consolidated subsidiaries and the independent auditors' report thereon contained in the 1998 Annual Report to Stockholders are incorporated in this Item 8 by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section of the 1999 Proxy Statement captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the board of directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

See also "EXECUTIVE OFFICERS OF THE REGISTRANT" appearing in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

The information in the section of the 1999 Proxy Statement captioned "Executive Compensation" under "Proposal 1. Election of Directors" is incorporated in this Item 11 by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the section of the 1999 Proxy Statement captioned "Security Ownership of Management" under "Proposal 1. Election of Directors" is incorporated in this Item 12 by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section of the 1999 Proxy Statement captioned "Certain Transactions and Business Relationships" under "Proposal 1. Election of Directors" is incorporated in this Item 13 by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT.

1.     Financial statements:

The Consolidated Balance Sheet as of December 31, 1998 and 1997, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flow for the years ended December 31, 1998, 1997 and 1996, and the related Notes thereto, and the Independent Auditors' Report of Deloitte & Touche LLP thereon are incorporated in Part II, Item 8 of this Form 10-K by reference to the financial statements contained in the 1998 Annual Report to Stockholders. In addition, related reports of Deloitte & Touche LLP are included herein.

2.     Financial statement schedule:

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in the 1998 Annual Report to Stockholders.

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

Exhibit No. (10)a. Management Achievement Award Program, as amended and restated as of January 1, 1998, incorporated by reference to Exhibit No. (10)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit No. (10)b. Executive Severance Plan, as amended and restated as of December 10, 1998.

Exhibit No. (10)c. Fourth Amended and Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit No. (10)c of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)d. 1986 Equity Participation Plan, as amended effective November 20, 1997, incorporated by reference to Exhibit No. (10)d of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended effective November 20, 1997, incorporated by reference to Exhibit No. (10)e of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Exhibit No. (10)k. Retirement Contribution Excess Benefit Program, as amended and restated as of August 19, 1998.

Exhibit No. (10)l. 1999 Restricted Stock Plan, effective as of January 1, 1999, incorporated by reference to Exhibit No. 4.5 to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 3, 1999 (File No. 333-71661).

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1998.

Exhibit No. (13). Portions of the Corporation's 1998 Annual Report to Stockholders incorporated by reference in this Form 10-K.

Exhibit No. (21). Subsidiaries of the Corporation.

Exhibit No. (23). Independent Auditors' Consent of Deloitte & Touche LLP.

Exhibit No. (24). Powers of Attorney.

Exhibit No. (27). The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-K.

(B)  REPORTS ON FORM 8-K

(i) The Corporation filed a Current Report on Form 8-K, dated January 26, 1999, to report its 1998 fourth quarter earnings.

(ii) The Corporation filed a Current Report on Form 8-K, dated March 12, 1999, to report its 1998 audited financial statements.

(iii) The Corporation filed a Current Report on Form 8-K, dated March 16, 1999, to report the mutual termination of the agreement to sell its Southeast Timberlands to Southstar Timber Resources, LLC.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KIMBERLY-CLARK CORPORATION

March 26, 1999

By:  /s/ John W. Donehower
    ----------------------
     John W. Donehower
     Senior Vice President and
     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Wayne R. Sanders       Chairman of the Board         March 26, 1999
------------------------   and Chief Executive Officer
  Wayne R. Sanders         and Director
                           (principal executive officer)


/s/ John W. Donehower      Senior Vice President and     March 26, 1999
-------------------------  Chief Financial Officer
  John W. Donehower        (principal financial officer)


/s/ Randy J. Vest          Vice President and            March 26, 1999
---------------------      Controller
  Randy J. Vest            (principal accounting officer)


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



By:   /s/ O. George Everbach                             March 26, 1999
   ---------------------------------------
      O. George Everbach, Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT


KIMBERLY-CLARK CORPORATION:

We have audited the consolidated financial statements of Kimberly-Clark Corporation as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 25, 1999; such consolidated financial statements and report are included in your Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Kimberly-Clark Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, the consolidated financial statement schedule listed in Item 14, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/DELOITTE & TOUCHE LLP
------------------------

DELOITTE & TOUCHE LLP

Dallas, Texas
January 25, 1999

SCHEDULE II     Kimberly-Clark Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Millions of dollars)

                                                            Additions                    Deductions
                                                        ---------------------------    --------------
                                        Balance at      Charged to      Charged to      Write-Offs        Balance
                                        Beginning       Costs and       Other           and Discounts     at End of
Description                             of Period       Expenses        Accounts(a)     Allowed           Period
---------------------------------------------------------------------------------------------------------------------

December 31, 1998
  Allowances deducted from
        assets to which they apply

             Allowances for doubtful
                accounts                $       37.8    $       21.5    $       3.1     $       10.9(b) $       51.5

             Allowances for sales
                discounts                       22.1            182.5            .2            189.0(c)         15.8



December 31, 1997
  Allowances deducted from
        assets to which they apply

             Allowances for doubtful
                accounts                $       33.0    $       12.3    $       2.2     $       9.7(b)  $       37.8

             Allowances for sales
                discounts                       13.3            174.5           7.8             173.5(c)        22.1



December 31, 1996
  Allowances deducted from
        assets to which they apply

             Allowances for doubtful
                accounts                $       54.0    $       13.1    $       .1      $       34.2(b) $       33.0

             Allowances for sales
                discounts                       30.7            181.4           (.4)            198.4(c)        13.3



(a)     Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.
        1997 includes the balances of Tecnol Medical Products, Inc. acquired in December 1997.

(b)     Primarily uncollectible receivables written off.

(c)     Sales discounts allowed.


SCHEDULE II     Kimberly-Clark Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Millions of dollars)

                                                                  Additions              Deductions
                                                        ---------------------------   -------------------
                                        Balance at      Charged to      Charged to     Write-Offs            Balance
                                        Beginning       Costs and       Other          and                   at End of
Description                             of Period       Expenses        Accounts(a)    Reclassifications(b)  Period
------------------------------------------------------------------------------------------------------------------------
1998 and 1997 Charges

December 31, 1998
        Contra assets deducted from
        assets to which they apply

             Inventory               $       23.8    $       -       $       1.8       $      17.0           $     8.6

             Property, plant and
               equipment                    360.2           12.7             6.4             314.1                65.2

             Other Assets                    12.1            6.1            40.2              17.8                40.6


December 31, 1997
        Contra assets deducted from
        assets to which they apply

             Inventory               $       -       $       28.8    $       -         $      5.0            $    23.8

             Property, plant and
               equipment                     -               452.2           -               92.0                360.2

             Other Assets                    -               16.9            -                4.8                 12.1





(a)     Reclassifications from accrued liabilities.

(b)     Includes reclassifications of $5.0 million in 1998 to accrued liabilities.


SCHEDULE II     Kimberly-Clark Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Millions of dollars)

                                                               Additions             Deductions
                                                        -------------------------   ----------------
                                        Balance at      Charged to     Charged to   Write-Offs            Balance
                                        Beginning       Costs and      Other        and                   at End of
Description                             of Period       Expenses       Accounts(a)  Reclassifications(b)  Period
-----------------------------------------------------------------------------------------------------------------------
1995 Restructuring and Other
        Unusual Charges


December 31, 1998
        Contra assets deducted from
        assets to which they apply

             Property, plant and
                equipment               $     29.6    $       -       $       -      $       29.6           $       -


December 31, 1997
        Contra assets deducted from
        assets to which they apply

             Accounts receivable        $       .6    $       -       $      18.4    $       19.0           $       -

             Inventory                        12.7            -               9.3            22.0                   -

             Property, plant and
                equipment                    109.9            -               -              80.3                  29.6

             Assets held for sale             15.9            -               -              15.9                  -

             Other Assets                       .3            -               8.7             9.0                  -


December 31, 1996
        Contra assets deducted from
        assets to which they apply

             Accounts receivable        $       41.5  $       -       $       68.7   $      109.6           $       .6

             Inventory                          51.5          -               -              38.8                 12.7

             Property, plant and
                equipment                      369.0          -               -             259.1                109.9

             Assets held for sale              128.3          -               -             112.4                 15.9

             Other Assets                       81.5          -               -              81.2                  0.3

(a)     Reclassifications from accrued liabilities.

(b) Includes reclassifications to accrued liabilities of $4.4 million in 1998, $12.9 million in 1997 and $254.9 million in 1996.


SCHEDULE II     Kimberly-Clark Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Millions of dollars)

                                                                         Additions
                                                                ---------------------------
                                                Balance at      Charged to      Charged to                   Balance
                                                Beginning       Costs and       Other                        at End of
Description                                     of Period       Expenses        Accounts     Deductions(a)   Period
------------------------------------------------------------------------------------------------------------------------

December 31, 1998

        Deferred Taxes
                Valuation Allowance             $       228.1   $       61.4    $       -     $   (5.5)      $    295.0


December 31, 1997

        Deferred Taxes
                Valuation Allowance             $       206.6   $       65.2    $       -     $   43.7       $    228.1


December 31, 1996

        Deferred Taxes
                Valuation Allowance             $       260.7   $       17.6    $       -     $   71.7 (b)   $    206.6


(a)     Includes the net currency effects of translating valuation allowances at current rates under SFAS No. 52 of $15.6 million in 1998, $(26.0) million in 1997 and $(16.7) million in 1996. Included in this column are also expired income tax loss carryforwards of $15.8 million in 1998, $16.9 million in 1997 and $18.6 million in 1996. Also see note (b).  These items offset deferred tax assets resulting in no effect on the consolidated balance sheet.

(b)     Includes $(44.1) million of valuation allowances for a German Holding Company that was no longer required as net operating losses were eliminated from the deferred tax asset balance.  This entry had no effect on the consolidated balance sheet.


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

Exhibit No. (10)a. Management Achievement Award Program, as amended and restated as of January 1, 1998, incorporated by reference to Exhibit No. (10)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit No. (10)b. Executive Severance Plan, as amended and restated as of December 10, 1998.

Exhibit No. (10)c. Fourth Amended and Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit No. (10)c of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)d. 1986 Equity Participation Plan, as amended effective November 20, 1997, incorporated by reference to Exhibit No. (10)d of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended effective November 20, 1997, incorporated by reference to Exhibit No. (10)e of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Exhibit No. (10)k. Retirement Contribution Excess Benefit Program, as amended and restated as of August 19, 1998.

Exhibit No. (10)l. 1999 Restricted Stock Plan, effective as of January 1, 1999, incorporated by reference to Exhibit No. 4.5 to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 3, 1999 (File No. 333-71661).

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1998.

Exhibit No. (13). Portions of the Corporation's 1998 Annual Report to Stockholders incorporated by reference in this Form 10-K.

Exhibit No. (21). Subsidiaries of the Corporation.

Exhibit No. (23). Independent Auditors' Consent of Deloitte & Touche LLP.

Exhibit No. (24). Powers of Attorney.

Exhibit No. (27). The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-K.