Form 10-Q
period 1999-03-31
KIMBERLY CLARK CORP
filed 1999-05-12
CIK 55785

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

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

Yes    X.  No.
    ----

AS OF MAY 7, 1999, 532,416,811 SHARES OF THE CORPORATION'S COMMON STOCK WERE OUTSTANDING.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                            Three Months
                                                           Ended March 31
                                                       ----------------------
(Millions of dollars except per share amounts)             1999     1998
-----------------------------------------------------------------------------


NET SALES                                               $3,125.2   $3,048.6
Cost of products sold                                    1,833.4    1,884.1
                                                        ---------  ---------

GROSS PROFIT                                             1,291.8    1,164.5
Advertising, promotion and selling expenses                507.2      494.9
Research expense                                            54.8       52.9
General expense                                            148.7      150.4
Goodwill amortization                                        6.8        7.8
Restructuring                                              (22.3)      14.2
                                                       ---------  ---------

OPERATING PROFIT                                           596.6      444.3
Interest income                                              6.0        8.6
Interest expense                                           (53.5)     (48.2)
Other income (expense), net                                 (6.9)      (0.3)
                                                        ---------  ---------

INCOME BEFORE INCOME TAXES                                 542.2      404.4
Provision for income taxes                                 177.1      129.6
                                                        ---------  ---------

INCOME BEFORE EQUITY INTERESTS                             365.1      274.8
Share of net income of equity companies                     43.6       29.3
Minority owners' share of subsidiaries' net income          (5.0)      (6.5)
                                                        ---------  ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       403.7      297.6
Cumulative effect of accounting change,
net of income taxes                                           -       (11.2)
                                                         ---------  ---------

NET INCOME                                                $403.7     $286.4
                                                         =========  =========

PER SHARE BASIS:

BASIC:
Income before cumulative effect of accounting change       $.75       $.53
Cumulative effect of accounting change,
net of income taxes                                          -        (.02)
                                                        ---------  ---------

Net income                                                 $.75       $.51
                                                        =========  =========

DILUTED:
Income before cumulative effect of accounting change       $.75       $.53
Cumulative effect of accounting change,
net of income taxes                                          -        (.02)
                                                        ---------  ---------

Net income                                                 $.75       $.51
                                                        =========  =========

CASH DIVIDENDS DECLARED                                    $.26       $.25
                                                        =========  =========




Unaudited

See Notes to Financial Statements.
CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES



                                                MARCH 31,    December 31,
(Millions of dollars)                              1999        1998
--------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                        $   105.1   $  144.0
Accounts receivable                                1,451.4    1,465.2
Inventories                                        1,265.8    1,283.8
Other current assets                                 411.5      473.9
                                                 ---------  ---------

TOTAL CURRENT ASSETS                               3,233.8    3,366.9

PROPERTY                                          10,464.4   10,547.7
Less accumulated depreciation                      4,649.1    4,702.7
                                                 ---------  ---------

NET PROPERTY                                       5,815.3    5,845.0

INVESTMENTS IN EQUITY COMPANIES                      827.0      813.1

ASSETS HELD FOR SALE                                 109.7      109.5

GOODWILL, DEFERRED CHARGES AND OTHER ASSETS        1,419.5    1,375.8
                                                 ---------  ---------


                                                 $11,405.3  $11,510.3
                                                 =========  =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Debt payable within one year                      $  880.6  $   635.4
Accounts payable                                     907.4    1,003.2
Accrued expenses                                   1,318.5    1,453.7
Other current liabilities                            711.8      698.4
                                                 ---------  ---------

TOTAL CURRENT LIABILITIES                          3,818.3    3,790.7

LONG-TERM DEBT                                     2,086.7    2,068.2

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS    894.6      899.9

DEFERRED INCOME TAXES                                681.9      666.3

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES           215.0      198.0

STOCKHOLDERS' EQUITY                               3,708.8    3,887.2
                                                  ---------  ---------

                                                  $11,405.3 $11,510.3
                                                  =========  =========





Unaudited

See Notes to Financial Statements.

CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES



                                                     Three Months
                                                    Ended March 31
                                              -----------------------
(Millions of dollars)                               1999     1998
---------------------------------------------------------------------

OPERATIONS
Net Income                                        $403.7    $286.4
Cumulative effect of accounting change,
net of income taxes                                  -        11.2
Restructuring                                      (22.3)     14.2
Depreciation                                       129.8     123.6
Goodwill amortization                                6.8       7.8
Changes in operating working capital              (104.3)    (39.7)
Pension funding in excess of expense                (7.5)     (5.6)
Other                                               26.1      10.3
                                                  --------  --------

CASH PROVIDED BY OPERATIONS                        432.3     408.2
                                                  --------  --------

INVESTING
Capital spending                                  (168.6)   (135.3)
Acquisitions of businesses, net of cash acquired     -        (0.9)
Disposals of property and businesses                18.5       -
Other                                              (57.7)    (31.9)
                                                  --------  --------

CASH USED FOR INVESTING                           (207.8)   (168.1)
                                                  --------  --------

FINANCING
Cash dividends paid                               (135.5)   (131.4)
Changes in debt payable within one year            194.7     (52.9)
Increases in long-term debt                         21.2     221.8
Decreases in long-term debt                        (18.2)   (261.6)
Proceeds from exercise of stock options              6.0      18.2
Acquisitions of common stock for the treasury     (339.9)     (9.1)
Other                                                8.3     (16.6)
                                                  --------  --------

CASH USED FOR FINANCING                           (263.4)   (231.6)
                                                  --------  --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  $(38.9)     $8.5
                                                  ========  ========






Unaudited

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") have been prepared on the same basis as those in the 1998 Annual Report to Stockholders and include all adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated results of operations and condensed consolidated cash flow statement for the periods indicated.

2. During the first quarter of 1999, the Corporation recorded a pretax credit of $22.3 million due to changes in estimates for previously recorded restructuring costs.

     In the fourth quarter of 1997, the Corporation announced a plan to restructure its worldwide operations ("Announced Plan"), the total pretax cost of which was estimated at $810.0 million. During the first quarter of 1998, the Corporation recorded a pretax charge of $14.2 million related to the Announced Plan. The 1998 charge reduced first quarter 1998 net income by $.02 per share.

3. There are no adjustments required to be made to Income Before Effect of Cumulative Accounting Change for purposes of computing basic and diluted earnings per share ("EPS"). A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations is as follows:



                                  Average Common Shares
                                   Outstanding for the
                              Three Months Ended March 31
                              ---------------------------
(Millions)                           1999     1998
---------------------------------------------------------


Basic                                 535.9  556.7

Dilutive effect of stock options        2.4    3.0

Dilutive effect of deferred
compensation plan shares                0.1     -

Dilutive effect of shares issued for
participation share awards              0.7    0.3
                                      -----  -----

Diluted                               539.1  560.0
                                      =====  =====




     Options outstanding during the quarter ended March 31, 1999 to purchase
8.7 million shares of common stock at a weighted average price of $52.75 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire in 2004, 2007 and 2008, were still outstanding at March 31, 1999.

     There were 3.1 million shares of common stock at a weighted average price of $55.94 outstanding at March 31, 1998 which were excluded from the diluted EPS computation because the exercise prices of the options were greater than the average market price of the common shares.

     The number of common shares outstanding as of March 31, 1999 and 1998 was
531.8 million and 557.0 million, respectively.

4. The following schedule details inventories by major class as of March 31, 1999 and December 31, 1998:




                                     MARCH 31,   December 31,
(Millions of dollars)                  1999          1998
-------------------------------------------------------------


At lower of cost on the First-In,
 First-Out (FIFO) method or market:
   Raw materials                         $333.4    $355.4
   Work in process                        150.6     164.2
   Finished goods                         750.7     751.3
   Supplies and other                     205.0     195.5
                                        -------   -------
                                        1,439.7   1,466.4
Excess of FIFO cost over Last-In,
   First-Out (LIFO) cost                 (173.9)   (182.6)
                                        --------  -------

Total                                  $1,265.8  $1,283.8
                                       ========  ========





5.     The following schedule provides the detail of comprehensive income:



                                        Three Months Ended March 31
                                        ---------------------------
(Millions of dollars)                          1999     1998
-------------------------------------------------------------------


Net Income                                    $403.7   $286.4

Unrealized currency translation adjustments   (111.1)    (4.1)
                                             --------  -------

Comprehensive income                          $292.6   $282.3
                                             ========  =======




6. The following schedule presents information concerning consolidated operations by business segment:


                                                                 Three Months Ended March 31
                                                                 ---------------------------
(Millions of dollars)                                                 1999          1998
--------------------------------------------------------------------------------------------
NET SALES:

Tissue                                                               $1,708.0     $1,695.0
Personal Care                                                         1,196.4      1,101.9
Health Care and Other                                                   228.7        261.3

Intersegment Sales                                                       (7.9)       (9.6)
                                                                    ----------   ---------

Consolidated                                                         $3,125.2     $3,048.6
                                                                    ==========   =========

OPERATING PROFIT (a,b) (reconciled to income before income taxes):

Tissue                                                                 $319.6       $261.6
Personal Care                                                           241.6        166.3
Health Care and Other                                                    47.6         41.1

Unallocated Items - net                                                 (12.2)       (24.7)
                                                                     ---------   ---------

Total Operating Profit                                                  596.6        444.3

  Interest income                                                         6.0          8.6
  Interest expense                                                      (53.5)       (48.2)
  Other income (expense), net                                            (6.9)        (0.3)
                                                                     ---------   ---------

Income Before Income Taxes                                             $542.2       $404.4
                                                                     =========   =========



  (a) Operating profit for the three months ended March 31, 1999 for Tissue includes a credit of $22.3 million of previously recorded restructuring costs due to changes in estimates.

  (b) Operating profit for the three months ended March 31, 1998 for Tissue, Personal Care and Health Care and Other includes charges of $9.1 million, $4.8 million and $0.3 million, respectively, related to restructuring costs.

Description of Business Segments

The Tissue segment manufactures and markets facial and bathroom tissue, and paper towels and wipers for household and away-from-home use; wet wipes; printing, premium business and correspondence papers; and related products.

The Personal Care segment manufactures and markets disposable diapers, training and youth pants; feminine and incontinence care products; and related products.

The Health Care and Other segment manufactures and markets health care products such as surgical packs and gowns, sterilization wraps and disposable face masks; specialty and technical papers and related products; and other products.



Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Corporation for the periods covered.

RESULTS OF OPERATIONS:
     FIRST QUARTER OF 1999 COMPARED WITH FIRST QUARTER OF 1998

By Business Segment
(Millions of dollars)




                                 % Change     % OF 1999
NET SALES                1999    vs. 1998     CONSOLIDATED
----------------------------------------------------------

Tissue                 $1,708.0    +   .8%     54.7%
Personal Care           1,196.4    +  8.6      38.3
Health Care and Other     228.7    - 12.5       7.3
Intersegment sales         (7.9)                (.3)
                       ---------                ----

Consolidated           $3,125.2    + 2.5%     100.0%
                       =========              ======







                                                          % Return on Sales
                             % Change     % OF 1999      ------------------
OPERATING PROFIT     1999     vs. 1998     CONSOLIDATED     1999     1998
---------------------------------------------------------------------------


Tissue                 $319.6   +22.2%     53.5%           18.7%      15.4%
Personal Care           241.6   +45.3      40.5            20.2       15.1
Health Care and Other    47.6   +15.8       8.0            20.8       15.7
Unallocated items-net   (12.2)             (2.0)
                       -------           ------

Consolidated           $596.6   +34.3%    100.0%           19.1%     14.6%
                       =======            ======




Commentary:

Consolidated net sales for the quarter were 2.5 percent higher than in 1998; however, excluding the revenues of K-C Aviation Inc. ("KCA"), which was sold in the third quarter of 1998, net sales increased approximately 4 percent. Excluding the net sales of KCA, worldwide sales volumes were 4 percent higher.

- Worldwide sales of tissue products for the quarter were in line with management's expectations. Due to strong sales in the first quarter of 1998 in advance of a consumer tissue price increase in North America and the Corporation's strategy of shedding unprofitable private label sales in Europe, sales volumes were essentially unchanged. However, overall tissue sales moved up .8 percent primarily due to the favorable effect of changes in foreign currency exchange rates.

- Worldwide sales of personal care products increased 8.6 percent from the first quarter of 1998. Personal care product sales volumes were 10 percent higher, with increases in all product categories in North America, and improvement in Latin America and Asia. A portion of the increase in Latin America is attributable to operations in Colombia, in which the Corporation made an additional investment in late 1998 to gain majority ownership of certain equity affiliates.

- Worldwide sales of health care and other products, excluding the revenues of KCA, were 5 percent higher primarily because of continued growth in sales of professional health care products.

Operating profit for the first quarter of 1999 was $596.6 million, including a $22.3 million credit due to changes in estimates for previously recorded restructuring costs. This credit was returned to earnings because all of the programs included in the 1995 charge related to the merger with Scott Paper Company have now been completed. In the first quarter of 1998, operating profit was $444.3 million, including restructuring costs of $14.2 million. Excluding these restructuring items from both years, first quarter operating profit was 25.3 percent higher in 1999 and operating profit as a percentage of sales increased from 15.0 percent in 1998 to 18.4 percent in 1999.

- The increase in operating profit for worldwide tissue was primarily due to productivity gains and other manufacturing cost benefits.

- The increase in operating profit for worldwide personal care was primarily due to the increase in unit sales volumes and manufacturing cost reductions.

- Excluding the operating results of KCA, operating profit for health care and other increased 24.3 percent primarily due to the increased sales volumes and productivity gains in professional health care.

By Geography
(Millions of dollars)



                                 % Change     % OF 1999
NET SALES               1999     vs. 1998     CONSOLIDATED
----------------------------------------------------------


North America          $2,097.6   -     .1%     67.1%
Outside North America   1,088.8   +    6.9      34.8
Intergeographic sales     (61.2)                (1.9)
                       ---------                -----

Consolidated           $3,125.2   +   2.5%     100.0%
                       =========               ======







                                                    % Return on Sales
                              % Change    % OF 1999   -------------
OPERATING PROFIT        1999  vs. 1998   CONSOLIDATED  1999   1998
-------------------------------------------------------------------

North America          $507.3   + 24.3%     85.0%     24.2%  19.4%
Outside North America   101.5   + 66.7      17.0       9.3    6.0
Unallocated items-net   (12.2)              (2.0)
                      -------             ------

Consolidated           $596.6   + 34.3%    100.0%     19.1%  14.6%
                       =======             ======




Commentary:

- Excluding the revenues of KCA, net sales in North America increased 2 percent due to the increased sales volumes for personal care products.

- Net sales outside North America increased due, in part, to the previously mentioned consolidation of certain operations in Colombia and the higher sales in Latin America and Asia.

- Excluding the restructuring related credit of $22.3 million in 1999 and $8.5 million of restructuring costs in 1998, operating profit in North America increased 16.4 percent. This increase was primarily due to the increased sales volumes for personal care products and overall manufacturing cost benefits.

- Excluding $5.7 million of restructuring costs in 1998, operating profit outside North America increased 52.4 percent. This increase was due to improvement in Europe from lower manufacturing and marketing costs, the consolidation of the Colombian operations and improvements elsewhere in Latin America and in Asia.

Additional Income Statement Commentary:

- The increase in interest expense was primarily due to an increase in the level of debt.

- The effective income tax rate was 32.7 percent compared to 32.0 percent last year. The effective tax rate is expected to be between 32.0 percent and
32.5 percent for 1999.

- The Corporation's share of net income of equity companies increased 48.8 percent from 1998. This increase was primarily attributable to higher earnings of Kimberly-Clark de Mexico, S.A. de C.V. due to increased selling prices, higher sales volumes and the favorable effect of changes in the value of the Mexican peso. In addition, there was a gain of approximately $5 million at Klabin Kimberly S.A. related to the 1999 devaluation of the Brazilian real.



LIQUIDITY AND CAPITAL RESOURCES

- Cash provided by operations in the first quarter of 1999 increased by $24.1 million compared with the first quarter of 1998. A higher level of net income plus net noncash charges included in net income more than offset an increase in working capital. Although the investment in accounts receivable and inventories was reduced, the timing of payments for income tax liabilities and currency rate changes caused working capital to increase.

- The status, at March 31, 1999, of the Corporation's restructuring program announced in 1997 is presented below:

                             Balance at                  Unutilized Balance at
(Millions of dollars)     December 31, 1998     Utilized     March 31, 1999
---------------------------------------------------------------------------

1997 Announced Plan             $177.1          $11.1           $166.0




The balance at March 31, 1999 is estimated to be adequate to complete the actions contemplated in this plan. The activities involved in this plan have not disrupted the Corporation's business operations to any significant extent. The principal benefits of this plan have resulted in lower production costs and simplified manufacturing and sourcing strategies.

- During the first quarter of 1999, the Corporation repurchased 7 million shares of its common stock at a cost of approximately $340 million.

- At March 31, 1999, total debt was $3.0 billion compared with $2.7 billion at December 31, 1998. Net debt (total debt net of cash, cash equivalents and $220 million of long-term notes receivable) was $2.6 billion at March 31, 1999 compared with $2.3 billion at December 31, 1998. The Corporation's ratio of net debt to capital was 40.2 percent at March 31, 1999 compared with 36.4 percent at December 31, 1998.

- Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs in the foreseeable future.

- On April 29, 1999, the Corporation announced that its board of directors had approved an agreement to purchase the consumer and away-from-home tissue businesses of Attisholtz Holding AG for approximately $380 million. The acquisition will include tissue businesses in Germany, Switzerland and Austria. The transaction is expected to be completed during the second quarter of 1999 and will be accounted for as a purchase.

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

Progress against the "Year 2000" readiness plan is monitored and reported to senior management and to the Corporation's board of directors or audit committee on a regular basis. As of March 31, 1999, management estimates that it has completed almost 80 percent of the work involved in modifying, replacing and testing the Corporation's major systems and microprocessors. Management plans to have substantially all such work completed by June 30, 1999 and the balance completed by September 30, 1999.

The total cost to ensure "Year 2000" readiness, which is primarily comprised of staff time and the cost of replacing certain computerized systems and microprocessors, is estimated to be approximately $80 million. Management estimates that $52 million has been incurred for this purpose as of March 31, 1999.

Neither the "Year 2000" issue nor the financial effects of the reviews, modifications, replacements and testing are expected to have a material adverse effect on the Corporation's business or its consolidated financial position, results of operations, or cash flow.

Management believes that its "Year 2000" readiness program has encompassed all reasonable actions and contingency plans to avoid business interruptions resulting from "Year 2000" problems. The effect, if any, on the Corporation's future results of operations from the Corporation's major customers or suppliers not being "Year 2000" ready cannot be reasonably estimated. This latter risk is mitigated somewhat by the Corporation's broad base of customers and suppliers and the worldwide nature of the Corporation's operations.

OUTLOOK

Management believes that the fundamental strengths of the Corporation's well-known brands and proprietary technologies were evident in its first quarter results as the Corporation generated more top-line growth and achieved record margins and earnings. Management plans to continue to build upon the Corporation's strengths going forward. Management is committed to improving top-line growth and sustaining double-digit growth in earnings per share.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward-looking and is based on various assumptions. Such information includes, without limitation, the business outlook, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, including, but not limited to, the adequacy of the restructuring plan announced in 1997, the Corporation's estimated effective tax rate for 1999, and its "Year 2000" readiness program. These forward-looking statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of Part I, Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 entitled "Factors That May Affect Future Results."

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Stockholders was convened at 11:00 a.m. on Thursday, April 29, 1999, at the Corporation's World Headquarters, 351 Phelps Drive, Irving, Texas. Represented at the meeting in person or by proxy were 485,606,212 shares of common stock or 90.8% of all shares of common stock outstanding.

The following directors were elected to three-year terms expiring in 2001:
John F. Bergstrom, Paul J. Collins, Robert W. Decherd and Frank A. McPherson. Of the shares represented at the meeting, at least 98.7% voted for each nominee, and 1.0% withheld authority to vote.

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

The stockholders also approved a stockholder proposal requesting that the Board of Directors of the Corporation consider whether all directors should be elected annually. Of the shares represented at the meeting, 9.3% did not vote; of those which did vote on the proposal, 51.2% voted for such proposal, 47.0% voted against and 1.8% abstained.

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

  (12) The following computation is filed as an exhibit to Part I of this Form 10-Q:


            KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      (MILLIONS OF DOLLARS)





                                      Three Months Ended March 31
                                      ---------------------------
                                            1999     1998
-----------------------------------------------------------------

Consolidated Companies
-----------------------------------------
Income before income taxes                 $542.2  $404.4
Interest expense                             53.5    48.2
Interest factor in rent expense              13.3    11.5
Amortization of capitalized interest          2.4     2.3

Equity Affiliates
-----------------------------------------
Share of 50%-owned:
Income before income taxes                   15.4    11.7
Interest expense                              2.9     1.6
Interest factor in rent expense               0.3     0.2
Amortization of capitalized interest          0.1      -
                                           ------  ------

Earnings                                   $630.1  $479.9
                                           ======  ======

Consolidated Companies
-----------------------------------------
Interest expense                            $53.5   $48.2
Capitalized interest                          5.1     1.5
Interest factor in rent expense              13.3    11.5

Equity Affiliates
-----------------------------------------
Share of 50%-owned:
Interest expense and capitalized interest     3.0     1.6
Interest factor in rent expense               0.3     0.2
                                            ------  ------

Fixed charges                               $75.2   $63.0
                                           ======  ======

Ratio of earnings to fixed charges           8.38    7.62
                                           ======  ======




 (27) The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.


(b)     Reports on Form 8-K

        Previously Reported.

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






May 12, 1999