Form 10-K/A
period 1998-12-31
KIMBERLY CLARK CORP
filed 1999-08-06
CIK 55785

FORM  10-K/A

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

      Registrant's telephone number, including area code: (972) 281-1200

          Securities registered pursuant to Section 12(b) of the Act:


Title of each class              Name of each exchange on which registered
-------------------------------  -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 2, 1999, 532,757,486 shares of common stock were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates on such date (based on the closing stock price on the New York Stock Exchange) was approximately $32.9 billion.

                                  (Continued)

FACING  SHEET
(CONTINUED)


DOCUMENTS  INCORPORATED  BY  REFERENCE

Kimberly-Clark Corporation's 1998 Annual Report to Stockholders and 1999 Proxy Statement contain certain information required in this Form 10-K, and portions of those documents are incorporated by reference herein from the applicable sections thereof. The following table identifies the sections of this Form 10-K which incorporate by reference portions of the Corporation's 1998 Annual Report to Stockholders and 1999 Proxy Statement. The items of this Form 10-K, where applicable, specify which portions of such documents are incorporated by reference. The portions of such documents that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.






   DOCUMENT OF WHICH PORTIONS                   ITEMS OF THIS FORM 10-K
  ARE INCORPORATED BY REFERENCE                 IN WHICH INCORPORATED
----------------------------------              -----------------------

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

1999 Proxy Statement                            PART III
                                                  ITEM 10.  Directors and Executive
                                                            Officers of the Registrant

                                                  ITEM 11.  Executive Compensation

                                                  ITEM 12.  Security Ownership of
                                                            Certain Beneficial Owners and
                                                            Management

                                                  ITEM 13.  Certain Relationships and
                                                            Related Transactions

SIGNIFICANT  FINANCIAL  AND  ACCOUNTING  DEVELOPMENTS

On December 15, 1998, Kimberly-Clark Corporation ("Kimberly-Clark" or the "Corporation") filed a Registration Statement on Form S-3 (the "Form S-3") with the Securities and Exchange Commission (the "SEC"). The Form S-3 related to the shelf registration of $500 million of debt securities to be issued by Kimberly-Clark from time to time.

On January 29, 1999 and February 2, 1999, Kimberly-Clark received from the SEC's Division of Corporation Finance (the "Division") a number of legal and accounting comments, respectively, with respect to the Form S-3. On March 12, 1999, Kimberly-Clark responded to each set of comments and filed a Current Report on Form 8-K to report its audited consolidated financial statements for the year ended December 31, 1998, the related notes and management's discussion and analysis with respect thereto.

On March 26, 1999, Kimberly-Clark filed its Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). On May 12, 1999,
Kimberly-Clark filed its Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

From April through early July of 1999, representatives of Kimberly-Clark and the Division engaged in an extensive dialogue concerning specific accounting comments that the Division had raised. The primary focus of the comments related to the restructuring and other charges that Kimberly-Clark had previously recorded in connection with its 1995 merger with Scott Paper Company ("Scott"), its 1997 restructuring plan and its 1998 facilities consolidation plan.

Following these discussions, Kimberly-Clark management concluded that it would recommend to the Board of Directors that there should be a restatement of the Corporation's 1995, 1996, 1997, 1998 and first quarter 1999 financial statements and related disclosures (the "Restatement"). On July 20, 1999, the Kimberly-Clark Board of Directors authorized the Restatement, and on July 21, 1999, the Corporation issued a press release to that effect. On August 5, 1999 the Board of Directors approved the restated financial statements reflected in this Annual Report on Form 10-K/A for the year ended December 31, 1998 (this "Form 10-K/A") and the related Quarterly Report on
Form  10-Q/A  for  the  period  ended  March  31,  1999.

The purpose of this Form 10-K/A is to restate the Corporation's 1996, 1997 and 1998 financial statements to reflect, among other things, the following changes.

- Certain merger related costs originally recorded in 1995 at the time of the Scott merger have been recorded as costs of subsequent periods when they were incurred.

- Certain employee severance costs originally recorded in 1995 in connection with the Scott merger have been recorded as costs of subsequent periods when such employee severances and benefits were appropriately communicated.

- The effects of changes in estimates to restructuring and other unusual charges and facility closure charges have been recorded in the periods when estimates for individual programs included in the applicable plan changed. In prior presentations, on an aggregate basis, the changes in estimates were either reallocated to other components of each such plan or were returned to earnings at the time aggregate amounts were identified as being in excess of the then current estimate to complete each plan.

- Certain assets that were to be disposed of but which were not immediately removed from operations have been depreciated on an accelerated basis over their remaining useful life. In prior presentations, these assets had been written down to estimated fair value as of the date such assets were expected to be removed from service, assuming continuation of normal depreciation until the estimated date of removal.

- An energy contract termination penalty has been recorded in the second quarter of 1998 and employee severance costs have been recorded in the third quarter of 1998 in connection with the planned closure of the Corporation's pulp mill in Mobile, Alabama. The Corporation had originally intended to record these charges in the third quarter of 1999 when the entire integrated pulp operation is to be disposed of, including the related sale of the associated woodlands operations, with a net gain resulting from the overall transaction. The Corporation continues to expect a net gain on the overall transaction.

The principal effects of these items on the accompanying financial statements are presented in Note 17 to the Consolidated Financial Statements.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Kimberly-Clark has amended and restated in its entirety each item of the 1998 Form 10-K which has been affected by the Restatement. In order to preserve the nature and character of the disclosures set forth in such items as of March 26, 1999, the date on which the 1998 Form 10-K was originally filed, no attempt has been made in this Form 10-K/A to modify or update such disclosures except as required to reflect the effects of the Restatement and other potentially material events.

PART  I

ITEM  1.  BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. As used in Items 1, 2 and 7 of this Form 10-K, the term "Corporation" refers to
Kimberly-Clark  Corporation  and  its  consolidated  subsidiaries.    In  the
remainder of this Form 10-K, the terms "Kimberly-Clark" or "Corporation" refer only to Kimberly-Clark Corporation. Financial information by business segment and geographic area, and information about principal products and markets of the Corporation, are contained under the caption "Management's Discussion and Analysis" and in Note 16 to the Consolidated Financial Statements.

RECENT DEVELOPMENTS. Historically, the Corporation has been engaged in a wide variety of diversified businesses, including the manufacture and sale of consumer products, paper and forest products, airline services and various other businesses. In recent years, the Corporation has been undergoing a transition to a global consumer products company based on the strategy of building on its core technologies, well-known trademarks and consumer product franchises. The Corporation also has been seeking opportunities to expand its health care business. Those businesses that did not, or could not, build on the Corporation's strengths were candidates for divestiture. Those businesses that fit into the Corporation's strategy were candidates for further investment and support. Outside businesses that were perceived as opportunities consistent with the strategy were candidates for acquisition. As a result, since 1992, the Corporation has completed over 30 strategic acquisitions and approximately 20 strategic divestitures, including the following transactions:

- On December 12, 1995, Scott became a wholly-owned subsidiary of Kimberly-Clark upon completion of a merger transaction in which the outstanding Scott common shares were converted into shares of Kimberly-Clark common stock. The transaction was valued at approximately $9.4 billion and accounted for as a pooling of interests. On February 14, 1996, Scott changed its name to Kimberly-Clark
       Tissue  Company  ("KCTC").

- On June 28, 1996, the Corporation sold the baby and child wipe businesses previously conducted by Scott, consisting of the Baby Fresh, Wash a-Bye Baby and Kid Fresh brands and the Dover, Delaware production facility, to The Procter & Gamble Company. This divestiture was required by the U.S.Justice Department as part of the Scott merger.

- On September 16, 1996, the Corporation sold its tissue mill in Prudhoe, England and certain consumer tissue businesses in the United Kingdom and Ireland to Svenska Cellulosa Aktiebolaget (SCA) of Sweden. This divestiture was required by the European Commission as part of the Scott merger.

- On March 27, 1997, the Corporation sold its Coosa Pines, Alabama pulp and newsprint operations, and related woodlands ("Coosa"), to Alliance Forest Products Inc., a publicly-held Canadian corporation, for approximately $600 million in cash.

- On June 6, 1997, the Corporation sold its 50.1 percent interest in Scott Paper Limited ("SPL"), a publicly-traded Canadian company to Kruger, Inc., a Canadian paper and forest products company, for approximately $127 million.

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

PART  I
(Continued)

ITEM  1.    BUSINESS  (Continued)

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

- On August 19, 1998, the Corporation sold the outstanding shares of K-C Aviation Inc. ("KCA"), a leading provider of business aviation services, to Gulfstream Aerospace Corporation for $250 million in cash.

- On June 10, 1999, the Corporation purchased the European consumer and away-from-home tissue businesses of Attisholz Holding AG for approximately $365 million. Such businesses are located in Germany, Switzerland and Austria.

In the fourth quarter of 1995, in connection with the Scott merger, the Corporation announced a plan to restructure the combined operations and to accomplish other business improvement objectives (the "1995 Plan"). The original estimated pretax cost of the 1995 Plan was $1,440.0 million. The plan was ultimately accomplished at a pretax cost of $1,305.0 million, which was charged to earnings as follows: $814.3 million in 1995, $429.9 million in 1996 and $64.1 million in 1997. A credit of $3.3 million was recorded in 1998.

On  November  21,  1997, the Corporation announced a restructuring plan (the
"1997  Plan").    The  plan includes  the  sale,  closure  or  downsizing  of
17 manufacturing facilities worldwide and a workforce reduction of approximately 4,800 employees. The estimated total pretax cost of the 1997 Plan is $679.5 million. The Corporation recorded $414.2 million of such total cost in 1997. In 1998, the Corporation recorded $250.8 million of such total cost at the time the costs became accruable under appropriate accounting principles, including accelerated depreciation expense on certain assets that were to be disposed of but which remained or will remain in use until disposed of in 1999 and 2000.

In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada, shut down and dispose of a tissue machine in Thailand and write down certain excess feminine care production equipment in North America. Of the $124.0 million aggregate cost of such plan (the "1998 Facilities Charge"), $49.1 million was recorded in 1998. The remaining $74.9 million of total costs of the plan, primarily related to a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, will be recorded as accelerated depreciation expense and employee severance costs in 1999 and 2000.

On May 5, 1998, the Corporation announced its intention to dispose of its entire integrated pulp operation in Mobile, Alabama (the "Mobile pulp operation"), including the related sale of the associated woodlands operations (the "Southeast Timberlands"). On June 10, 1999, the Corporation announced it had agreed to sell approximately 460,000 acres of the Southeast Timberlands to Joshua Management, LLC for approximately $400 million. Because the sale of the Southeast Timberlands is associated with the planned closure of the Mobile

PART  I
(Continued)

ITEM  1.    BUSINESS  (Continued)

pulp mill in September 1999, the net effect of the transaction, which is expected to be a net gain, will be recorded at the time of the closing of the sale of the Southeast Timberlands.

On December 23, 1998, the Corporation announced that it had signed a definitive agreement to acquire Ballard Medical Products ("Ballard"), a leading maker of disposable medical devices for respiratory care, gastroenterology and cardiology. Under the agreement, Ballard shareholders will receive $25 for each share of Ballard common stock, payable in shares of the Corporation's common stock. The transaction, which is valued at approximately $764 million, remains subject to regulatory clearances and approval by the Ballard shareholders. The transaction is expected to be completed by September 30, 1999 and will be accounted for as a purchase.

DESCRIPTION OF THE CORPORATION. The Corporation is principally engaged in the manufacturing and marketing throughout the world of a wide range of products for personal, business and industrial uses. Most of these products are made from natural and synthetic fibers using advanced technologies in fibers, nonwovens and absorbency.

For financial reporting purposes, the Corporation's businesses are separated into three global business segments: Tissue; Personal Care; and Health Care and Other.

The Tissue segment includes facial and bathroom tissue, and paper towels and wipers for household and away-from-home use; wet wipes; printing, premium business and correspondence papers; and related products. Products in this business segment are sold under the Kleenex, Scott, Kimberly-Clark, Kleenex Cottonelle, Kleenex Viva, Huggies, Kimwipes, Wypall and other brand names.

The Personal Care segment includes disposable diapers, training and youth pants and swimpants; feminine and incontinence care products; and related products. Products in this business segment are primarily for household use and are sold under a variety of well-known brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, New Freedom, Lightdays, Depend, Poise and KimCare.

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

PART  I
(Continued)

ITEM  1.    BUSINESS  (Continued)

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

The Corporation owns or controls approximately 6.4 million acres of forestland in North America, principally as a fiber source for pulp production which is consumed internally within the tissue and personal care businesses. In the United States, approximately .5 million acres are owned in Alabama and Mississippi. In Canada, approximately 1.0 million acres in the province of Nova Scotia are owned by the Corporation, and approximately 4.9 million acres, principally in the province of Ontario, are held under long-term Crown rights or leases.

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

ENVIRONMENTAL MATTERS. Total worldwide capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Corporation's facilities are expected to be about $107 million in 1999 and $72 million in 2000. Of this amount, approximately $51 million in 1999 and $34 million in 2000 are expected to be spent at facilities in the United States. Approximately $9 million and $19 million of such U.S. expenditures in 1999 and 2000, respectively, relate to compliance with the Environmental Protection Agency's ("EPA") Cluster Rule for sulfite pulping operations at the Corporation's Everett, Washington pulp mill. The remainder of the expected U.S. expenditures, approximately $42 million in 1999 and $15 million in 2000, is expected to be applied at various other production
facilities  for  other  environmental  control  system  improvements.    For
facilities outside the U.S., capital expenditures for environmental controls are expected to be approximately $56 million in 1999 and $38 million in 2000.

PART  1
(Continued)

ITEM  1.    BUSINESS  (Continued)

Total worldwide operating expenses for environmental compliance are expected to be about $144 million in 1999 and $148 million in 2000. U.S. operating expenses are expected to be $83 million in 1999 and $84 million in 2000. Operating expenses for facilities outside the U.S. are expected to be $61 million in 1999 and $64 million in 2000. Operating expenses include pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs.

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

PART  1
(Continued)

ITEM  1.    BUSINESS  (Continued)

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

Certain matters discussed in this Form 10-K/A, or documents a portion of which are incorporated herein by reference, concerning, among other things, the business outlook, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, including, but not limited to, the adequacy of the charges under the 1997 Plan, the adequacy of the 1998 Facilities Charge, the anticipated sale of the Southeast Timberlands, the anticipated acquisition of Ballard, the "Year 2000" readiness program, and the adoption of the Euro, constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation's results will be as estimated.

The following factors, as well as factors described elsewhere in this Form 10-K/A, or in other SEC filings, among others, could cause the Corporation's future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Corporation.

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

COST SAVING STRATEGY. A significant portion of the Corporation's anticipated cost savings are expected to result from operating efficiencies, the 1997 Plan and the 1998 Facilities Charge. However, such savings will require the continued consolidation and integration of facilities, functions, systems and procedures, all of which present significant management challenges. There can be no assurance that such actions will be successfully accomplished as rapidly as expected or of the extent to which such cost savings and efficiencies will be achieved.

RAW MATERIALS. Cellulose fiber, in the form of kraft pulp or recycled fiber, is used extensively in the Corporation's tissue and paper products and is subject to significant price fluctuations due to the cyclical nature of the pulp markets. Recycled fiber accounts for approximately 20 percent of the
Corporation's  overall  fiber  requirements.    On  a  worldwide  basis,  the
Corporation  has  reduced  its  internal  supply  of  pulp to approximately 70
percent  of  its  virgin  fiber  requirements.    Closure  of  the

PART  1
(Continued)

ITEM  1.    BUSINESS  (Continued)

Mobile pulp mill in September 1999 will reduce the percentage of integration of the Corporation's pulp requirements to approximately 40 percent. The Corporation has announced its intention to reduce its level of pulp integration to approximately 20 percent. However, such a reduction in pulp integration could increase the Corporation's commodity price risk. Specifically, increases in pulp prices could adversely affect the
Corporation's earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Conversely, if the Corporation does not lower its level of pulp integration and the market price for pulp declines, thereby possibly causing selling prices for tissue products to fall, the Corporation's profit margin could suffer. The Corporation has not used derivative instruments in the management of these risks.

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

FOREIGN MARKET RISKS. Because the Corporation and its equity companies have manufacturing facilities in 40 countries and its products are sold in more than 150 countries, the Corporation's results may be substantially affected by foreign market risks. The Corporation is subject to the impact of economic
and  political  instability  in  developing  countries.    Recent  economic
uncertainty and currency devaluations in Asia and Latin America have and may continue to have an impact on the Corporation's earnings. Also, the extremely competitive situation in European personal care and tissue markets, and the challenging economic environments in Mexico and developing countries in eastern Europe and Latin America, may slow the Corporation's sales growth and earnings potential. In addition, the Corporation is subject to (i) foreign exchange translation risk associated with the introduction of the Euro in certain European countries, and the strengthening or weakening of various currencies against each other and local currencies versus the U.S. dollar, and
(ii) foreign currency risk arising from transactions and commitments denominated in non-local currencies. See "Management's Discussion and Analysis - Market Risk Sensitivity and Inflation Risks" and " - Adoption of the Euro." Translation exposure for the Corporation's balance sheet with respect to foreign operations is not hedged. Although the Corporation uses instruments to hedge its foreign currency risks (through foreign currency forward, swap and option contracts), these instruments are used selectively to manage risk and there can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

PART  1
(Continued)

ITEM  1.    BUSINESS  (Continued)

CONTINGENCIES. The costs and other effects of pending litigation and administrative actions against the Corporation cannot be determined with certainty. Although management believes that no such proceedings will have a material adverse effect on the Corporation, there can be no assurance that the outcome of such proceedings will be as expected. See "Item 3. Legal Proceedings."

"YEAR  2000"  READINESS.   For a discussion of the Corporation's readiness for
the "Year 2000" in terms of its computer systems, see "Management's Discussion and Analysis - 'Year 2000' Readiness."

PART  II

ITEM  6.    SELECTED  FINANCIAL  DATA


(Millions  of  dollars,                            Year  Ended  December  31
                                      -----------------------------------------------------
except  per  share  amounts)            1994       1995      1996        1997         1998
----------------------------          ---------  ---------  ---------  ---------  ---------
                                                      (As  Restated  -  See  Note  1)
                                                 ------------------------------------------


Net Sales. . . . . . . . . . . . . .  $11,627.9  $13,373.0  $13,149.1  $12,546.6  $12,297.8
Charges for business improvement
  and other programs:
    Restructuring and Other Unusual
      Charges. . . . . . . . . . . .          -      814.3      275.7      349.5      111.8
    Accelerated Depreciation . . . .          -          -      143.1       37.6       85.3
    Other Charges. . . . . . . . . .          -          -       11.1       91.2      180.7
Mobile pulp mill fees and severances          -          -          -          -       42.3
                                      ---------  ---------  ---------  ---------  ---------
                                              -      814.3      429.9      478.3      420.1
                                      ---------  ---------  ---------  ---------  ---------

Operating Profit . . . . . . . . . .    1,277.1      838.7    1,558.8    1,468.4    1,573.3
Share of Net Income of Equity
  Companies. . . . . . . . . . . . .      110.5      113.3      152.4      157.3      137.1
Income from Continuing Operations
  Before Extraordinary Items and
  Cumulative Effect of Accounting
  Change . . . . . . . . . . . . . .      766.5      507.2    1,035.4      985.4    1,114.3
    Per Share Basis:
      Basic. . . . . . . . . . . . .       1.38        .91       1.84       1.77       2.02
      Diluted. . . . . . . . . . . .       1.37        .90       1.83       1.76       2.01
Net Income . . . . . . . . . . . . .      753.8      507.2    1,035.4    1,002.9    1,103.1
    Per Share Basis:
      Basic. . . . . . . . . . . . .       1.35        .91       1.84       1.80       2.00
      Diluted. . . . . . . . . . . .       1.34        .90       1.83       1.79       1.99
Cash Dividends Per Share
    Declared . . . . . . . . . . . .        .88        .90        .92        .96       1.00
    Paid . . . . . . . . . . . . . .        .88        .90        .92        .95        .99
Total Assets . . . . . . . . . . . .  $12,555.7  $11,561.0  $11,820.4  $11,417.1  $11,687.8
Long-Term Debt . . . . . . . . . . .    2,085.4    1,984.7    1,738.6    1,803.9    2,068.2
Stockholders' Equity . . . . . . . .    4,145.9    4,141.3    4,595.0    4,340.3    4,031.5



                       NOTES TO SELECTED FINANCIAL DATA

(1) The financial data as of and for the years ended December 31, 1995, 1996, 1997 and 1998 has been restated as described in Notes 1 and 17 to the Consolidated Financial Statements.

(2) In 1994, share of net income of equity companies and net income includes a charge of $39.2 million, or $.07 per share, for foreign currency losses incurred by Kimberly-Clark de Mexico S.A. de C.V. ("KCM") on the translation of the net exposure of U.S. dollar-denominated liabilities into pesos.

(3) Results for 1994 include income of a discontinued operation, net of taxes, of $48.4 million, or $.08 per share, related to S.D. Warren Company, a former printing and publishing papers subsidiary, which was sold in December 1994.

(4) Results for 1994 include an extraordinary loss related to the early extinguishment of debt of $61.1 million, or $.11 per share.

(5) The original estimated pretax cost of the 1995 Plan was $1,440.0 million. The plan was ultimately accomplished at a pretax cost of $1,305.0 million, which was charged to earnings as follows: $814.3 million in 1995, $429.9 million in 1996 and $64.1 million in 1997. A credit of $3.3 million was recorded in 1998. Charges and the credit under the 1995 Plan were reported in the following income statement categories for the periods indicated.

PART  II
(Continued)

ITEM  6.    SELECTED  FINANCIAL  DATA  (Continued)


                                                Year  Ended  December  31
                                          ----------------------------------
     (Millions  of  dollars)                 1995    1996    1997   1998
     -----------------------                ------  ------  ------ ------


Cost of products sold. . . . . . . . . .    $    -  $154.2  $15.1  $ 1.7
Restructuring and other unusual charges.     814.3   275.7   49.0   (5.0)
                                            ------  ------  -----  ------

Total charges (credits). . . . . . . . .    $814.3  $429.9  $64.1  $(3.3)
                                            ======  ======  =====  ======



The effects of the 1995 Plan decreased (increased) operating profit, net income and net income per share as follows:


     (Millions  of  dollars,                    Year  Ended  December  31
                                          --------------------------------------
except  per  share  amounts)                 1995    1996    1997   1998
----------------------------                ------  ------  ------ ------


Operating profit . . . . . . . . . . . .    $814.3  $429.9  $64.1  $(3.3)
Net income . . . . . . . . . . . . . . .     596.9   328.6   51.3    (.9)
Basic net income per share . . . . . . .      1.07     .58    .09      -



(6) In 1995, share of net income of equity companies and net income includes a charge of $38.5 million, or $.07 per share, for foreign currency losses incurred by KCM on the translation of the net exposure of U.S. dollar-denominated liabilities into pesos.

(7) Share of net income of equity companies and net income for 1996 includes a charge recorded by KCM for restructuring costs related to its merger with Scott's former Mexican affiliate. The Corporation's share of the after-tax charge was $5.5 million, or $.01 per share.

(8) The estimated pretax cost of the 1997 Plan is $679.5 million. The Corporation recorded $414.2 million of such cost in 1997. In 1998, the Corporation recorded $250.8 million of such cost at the time costs became accruable under appropriate accounting principles, including accelerated depreciation expense on assets that were to be disposed of but which remained or will remain in use until disposed of in 1999 and 2000. The remaining $14.5 million of the cost of the 1997
     Plan will be recorded as accelerated depreciation expense over the remaining useful lives of such assets. Approximately 1,100 additional employees are expected to be notified of their termination benefits in 1999 and 2000 and the associated costs will be charged to earnings at that time.

     Charges under the 1997 Plan were reported in the following income statement categories for the two years ended December 31.

     (Millions  of  dollars)                  1997     1998
     -----------------------                 ------   ------

     Cost of products sold . . . . . . . . .  $113.7  $134.0
     Restructuring and other unusual charges   300.5   116.8
                                              ------  ------
     Total Charges . . . . . . . . . . . . .  $414.2  $250.8
                                              ======  ======

PART  II
(Continued)

ITEM  6.    SELECTED  FINANCIAL  DATA  (Continued)

Charges under the 1997 Plan reduced operating profit, net income and net income per share as follows:


                                                                Year  Ended
                                                                December  31
                                                             -----------------
(Millions  of  dollars,  except  per  share  amounts)          1997       1998
-----------------------------------------------------        ------     ------



Operating profit . . . . .                                   $414.2     $250.8
Net income . . . . . . . .                                    315.0      178.9
Basic net income per share                                      .57        .33



(9)  In 1997, the Corporation sold its equity interest in SPL and Coosa.
     Also, the Corporation recorded impairment losses on certain tissue and pulp manufacturing facilities. These transactions were aggregated and reported as extraordinary gains totaling $17.5 million, or $.03 per  share.

(10) Share of net income of equity companies and net income for 1997 includes a net gain of $16.3 million, or $.03 per share, primarily related to the sale of a portion of the tissue business of KCM. The sale was required by the Mexican regulatory authorities following the merger of KCM and Scott's former Mexican affiliate.

(11) In connection with the pulp mill closure at the Mobile pulp operation, and as permitted by the terms of the governing contract, on May 5, 1998, the Corporation gave notice to Mobile Energy Services Company, L.L.C. ("MESC") of the Corporation's intent to terminate MESC's long-term contract for power, steam and liquor processing services with respect to the Mobile pulp mill. The resulting termination penalty of $24.3 million which is specified in the contract and employee severance costs of $18.0 million were charged to cost of products sold in the second and third quarters of 1998, respectively. On January 14, 1999, MESC and Mobile Energy
     Services Holdings,Inc. filed an action against the Corporation claiming unspecified damages in connection with the cancellation of the contract. This action is not expected to have a material adverse effect on the Corporation's business or results of operations.

(12) Of the 1998 Facilities Charge, $49.1 million was recorded in 1998. The remaining $74.9 million of total costs of the plan, primarily related to a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, will be recorded as accelerated depreciation expense and employee severance costs in 1999 and 2000. The 1998 Facilities Charge, which was charged to cost of products sold, reduced 1998 operating profit $49.1 million, and net income $34.1 million, or $.06 per share.

(13) In 1998, the carrying amounts of trademarks and unamortized goodwill of certain European businesses were determined to be impaired and written down. In addition, the Corporation began depreciating the cost of all newly acquired personal computers ("PCs") over two years. In recognition of the change in estimated useful lives, PC assets with a remaining net book value of $16.6 million became subject to accelerated depreciation charges. These charges, along with $8.8 million of charges for write-downs of other assets and a loss on a pulp contract, reduced 1998 operating profit $81.2 million and net income $64.7 million, or $.12 per share. Of the $81.2 million, $6.8 million was charged to cost of products sold and $74.4 million was charged to general expense.

PART  II
(Continued)

ITEM  6.    SELECTED  FINANCIAL  DATA  (Continued)

 (14) Net income and net income per share for 1998 includes a gain on the sale of KCA of $78.3 million and $.14, respectively.

(15) In 1998, the Corporation changed its method of accounting for the costs of start-up activities effective January 1, 1998, as required by Statement of Position 98-5, Reporting on the Costs of Start-up Activities. The Corporation recorded a net after income tax charge of $11.2 million, or $.02 per share, as the cumulative effect of this accounting change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Corporation for the periods covered.


     Restatement

     Subsequent to the issuance of the Corporation's 1998 financial statements and the filing of its 1998 Form 10-K with the Securities and Exchange
Commission (the "SEC"), and following extensive discussions with representatives of the SEC's Division of Corporation Finance concerning its review of the Corporation's financial statements, Kimberly-Clark concluded that it would restate its 1995, 1996, 1997, 1998 and first quarter 1999 financial statements and related disclosures (the "Restatement"). Additional information concerning the Restatement is contained in "Significant Financial and Accounting Developments" contained elsewhere in this Form 10-K/A.

     The following discussion should be read in conjunction with the accompanying December 31, 1998 and 1997 consolidated financial statements as of and for the three years ended December 31, 1998. For additional information on the Restatement, refer to Notes 1, 2, 3, 13, 14, 15, 16 and 17 to the Consolidated Financial Statements.


GLOBAL  BUSINESS  SEGMENTS

     The Corporation is organized into three global business segments, each of which is headed by a group president who reports to the chief executive officer. Each of these three group presidents is responsible for the development of global strategies to expand the Corporation's worldwide tissue, personal care, and health care and other businesses. They are responsible for developing and managing global plans for branding and product positioning, cost reductions, technology and research and development programs, and capacity and capital investment for their respective businesses. Each business segment is managed separately in view of the substantially different product lines each manufactures and markets.

     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") 131, Disclosures about Segments of an Enterprise and Related Information, in the fourth quarter of 1998. This discussion and analysis has been prepared on the basis of these global business segments. Prior year information has been reclassified to the current year basis of presentation. The major products manufactured and marketed by each of the Corporation's business segments are as follows:

- Tissue - facial and bathroom tissue, and paper towels and wipers for household and away-from-home use; wet wipes; printing, premium business and correspondence papers; and related products.

- Personal Care - disposable diapers, training and youth pants; feminine and incontinence care products; and related products.

- Health Care and Other - health care products such as surgical packs and gowns, sterilization wraps and disposable face masks; specialty and technical papers and related products; and other products.

BUSINESS  IMPROVEMENT  AND  OTHER  PROGRAMS

     The Corporation has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. These programs began in 1995, at the time of the merger with Scott Paper Company ("Scott"), and will be completed in 2000. A summary of these programs beginning with the 1995 program is set forth below.

1995  SCOTT  MERGER  AND  RESTRUCTURING  PLAN

     In connection with the Scott merger, in December 1995, the Corporation announced a plan to restructure the combined operations and to accomplish other business improvement objectives (the "1995 Plan"). The 1995 Plan includes (i) the cost of plant rationalizations and employee terminations to eliminate duplicate facilities and excess capacity; (ii) disposition of facilities to comply with the merger-related decrees of the U.S. Justice Department and the European Commission; (iii) costs of terminating leases, contracts and other long-term agreements; (iv) the direct costs of the merger, including fees of investment bankers, outside legal counsel and accountants;
(v) impaired asset charges; and (vi) accelerated depreciation charges on assets that were to be disposed of but which were not to be immediately removed from operations.

     The original estimated pretax cost of the 1995 Plan was $1,440.0 million. It was ultimately accomplished at a pretax cost of $1,305.0 million, which was charged against earnings for the four years ended December 31, 1998, as summarized below:


                                                     Amounts  Charged  to  Earnings
                                           ----------------------------------------------------
 (Millions  of  dollars)                    1995       1996       1997       1998        Total
 -----------------------                   ------     ------     ------     ------     --------


Workforce reduction . . . . . . . . . . .  $109.0     $ 74.4     $32.5      $(3.5)     $  212.4
Write-downs of property, plant and
  equipment and other assets. . . . . . .   285.1       (8.0)     (3.6)         -         273.5
Contract settlements, lease terminations
  and other costs . . . . . . . . . . . .   111.1      298.8      30.7         .2         440.8
Merger fees and expenses. . . . . . . . .    83.4        2.2        .5                     86.1
Asset impairments . . . . . . . . . . . .   225.7      (80.6)        -          -         145.1
Accelerated depreciation. . . . . . . . .       -      143.1       4.0          -         147.1
                                           ------    -------    ------     ------      --------

  Total pretax charge . . . . . . . . . .  $814.3     $429.9     $64.1      $(3.3)     $1,305.0
                                           ======    =======    ======      ======     ========

Income statement classification:
  Cost of products sold . . . . . . . . .  $    -     $154.2     $15.1      $ 1.7      $  171.0
  Restructuring and other unusual charges   814.3      275.7      49.0       (5.0)      1,134.0
                                           ------    -------    ------      ------     --------

  Total pretax charge . . . . . . . . . .  $814.3     $429.9     $64.1      $(3.3)     $1,305.0
                                           ======    =======    ======      ======     ========

     The effects of the 1995 Plan were included in operating profit by business segment and geography as follows:


                                      Year  Ended  December  31
                                 -----------------------------------
(Millions  of  dollars)            1996          1997            1998
-----------------------          ------          ----          ------


By Business Segment:
  Tissue. . . . . . . .          $329.4          $60.5         $  .7
  Personal Care . . . .            77.0            1.9            .9
  Health Care . . . . .              .7            (.3)          (.8)
  Unallocated . . . . .            22.8            2.0          (4.1)
                                 ------         ------         ------

    Total pretax charge          $429.9          $64.1         $(3.3)
                                 ======         ======         ======

By Geography:
  North America . . . .          $228.5          $11.5         $(2.9)
  Outside North America           178.6           50.6           3.7
  Unallocated . . . . .            22.8            2.0          (4.1)
                                 ------         ------         ------

    Total pretax charge          $429.9          $64.1         $(3.3)
                                 ======         ======         ======



     The effects of the 1995 Plan decreased (increased) operating profit, net income and net income per share as follows:


                                                         Year  Ended  December  31
                                                     ----------------------------------
(Millions  of dollars, except per share amounts)       1995     1996      1997     1998
------------------------------------------------     ------     ----     -----    -----




Operating profit . . . . .                           $814.3     $429.9   $64.1    $(3.3)
Net income . . . . . . . .                            596.9      328.6    51.3      (.9)
Basic net income per share                             1.07        .58     .09        -



     The  principal  components  of  the  1995  Plan  were  as  follows:

- Workforce reduction comprises severance payments and termination benefits for approximately 4,200 duplicate staff and sales positions and workforce reductions in operations that were disposed of. These costs were charged to earnings in the period in which such employee severances and benefits were appropriately communicated.

- Write-downs of property, plant and equipment and other assets comprise write-downs of certain assets that became obsolete as a result of the merger, or which were no longer to be used, and the net book value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations.

- Contract settlements and lease terminations represent the estimated costs of terminating long-term leases for Scott's Wilmington, Delaware and Boca Raton, Florida office facilities, sales distributor contracts and an operating lease for a deinking facility related to a Scott tissue mill.

- Merger fees and expenses are comprised of the costs of investment bankers advising on the Scott merger, outside legal counsel engaged with respect to the merger and independent auditors for work on the joint proxy statement/prospectus and due diligence work concerning the merger. These costs were recorded at the time liabilities arose for these obligations.

-    Asset impairments are for facilities or operations whose future cash flows were estimated to be insufficient to cover their carrying amounts. The most significant items are a Scott tissue facility in the U.S., one in Canada and a Scott pulp facility in Spain. The U.S. facility was written down to its estimated fair value, based on the Corporation's assessment of expected pretax future cash flows discounted at a rate commensurate with the risk involved. The pulp facility had estimated negative future cash flows (undiscounted), and consequently the mill was written down. The Canadian facility was impaired and planned to be sold, but, as explained in the following "Modifications to the 1995
     Plan" section, the mill was not sold, but rather the Corporation's ownership in the entity which owned the mill was sold at a gain.

- Accelerated depreciation has been recorded on facilities and other depreciable assets that were to be disposed of as part of the 1995 Plan
     but which  were  not  immediately  removed  from  operations.    These
     assets were depreciated down to fair value by charges to cost of products sold over the remaining period of time that they remained in use.

- The 1995 Plan also contemplated disposals to comply with consent decrees of the U.S. Justice Department and the European Commission. These agreements required the sale of the Scott Baby Fresh baby wipes and Scotties facial tissue operations in the U.S. and the Kleenex Velvet bathroom tissue business in the United Kingdom and Ireland. Under the agreements, Scott's baby wipes mill in Dover, Delaware and a Kimberly-Clark tissue mill in Europe were to be sold, as well as up to two of four other tissue mills located in the U.S. During the second and third quarter of 1996, the regulatory disposals were accomplished, and the resulting net pretax gains were recorded in other income.

MODIFICATIONS  TO  THE  1995  PLAN

     Certain aspects of the Corporation's original plans for integrating the organizations and accomplishing the objectives of the 1995 Plan were modified. These modifications were charged to earnings in the period in which they became known. The most significant modifications are described below:

- Plans to eliminate duplicate facilities, excess assets and certain other assets were revised due to a fundamental change in plans in 1996 with respect to disposal of a Canadian tissue facility owned by Scott Paper Limited ("SPL"), a 50.1 percent-owned subsidiary. Prior to the merger with Scott, the Corporation entered into an agreement with the Canadian Bureau of Competition Policy (the "Bureau") in which the Corporation agreed not to manage SPL and to hold SPL separate until agreement was reached
   on required divestitures in Canada.    The  Corporation  had originally
   planned to acquire the outstanding minority interest in SPL and subsequently eliminate excess Canadian tissue-making capacity. After the merger, the Corporation was advised by the Bureau that it would have to dispose of additional SPL brands and associated facilities. During the time the Corporation was assessing the impact of the additional divestitures, the market price of SPL's publicly held shares increased substantially in anticipation of the Corporation's potential bid to acquire the remaining SPL shares. As a consequence of this increased cost and the unfavorable impact of the divestitures required to merge the Corporation's Canadian operations, management decided to sell its interest in SPL. Because the SPL sale was expected to result in a gain, $83.6 million primarily related to the reserve for asset impairments was no longer needed and was reversed to earnings in 1996.

- In 1996, estimated deductions to be taken by certain Scott customers for 1995 promotional rebates and cooperative advertising in the consumer business, and accrued costs for unprofitable contract business in the away-from-home business were determined to be underestimated. In addition, during 1996, management decided to approve certain promotional allowances claimed by certain Scott customers in the away-from-home business. These changes in estimates, which are shown as "other costs" on the foregoing summary, resulted in $122.4 million and $12.9 million being charged to earnings in 1996 and 1997, respectively, at the time such changes in estimates became known.

- In the first quarter of 1996, the European Commission required the Corporation to sell its tissue mill in Prudhoe, England, and certain consumer tissue businesses in the United Kingdom and Ireland. These disposals were completed in the third quarter of 1996. During the time the Prudhoe facility and related businesses were being marketed, management
   conducted more in-depth studies  and   evaluations  of  a  number  of  the
   European facilities it had originally planned to close or divest. As a result, management decided to restructure certain European operations. Management decided to consolidate the Corporation's feminine care products production at its Forchheim mill in Germany and close a feminine care products mill in Veenendaal, Netherlands. In addition, management restructured its tissue mill in Larkfield, England and downsized other facilities in Flensburg and Koblenz, Germany and Gennep, Netherlands. These changes resulted in employee severance costs, facility integration costs and accelerated depreciation charges, which were charged to earnings in 1996.

- In 1996, costs of integrating facilities and operations, primarily in the U.S., were charged to 1996 earnings as incurred and shown as "other costs" in the foregoing summary.

     Set forth below is a summary of the types and amounts of charges that were recognized as accrued expenses for the 1995 Plan together with the cash payments made against such accruals for the three years ended December 31, 1998.


                                                                       1996
                                                               ----------------------
                                                 Balance       Charges                    Balance
(Millions  of  dollars)                          12/31/95      (Credits)     Payments     12/31/96
-----------------------                          --------      ---------     --------     --------


Workforce severance . . . . . . . . . . . . . .  $ 74.4        $ 74.4        $(113.9)     $ 34.9
Asset removal costs . . . . . . . . . . . . . .     9.9          19.9          (16.8)       13.0
Contract settlement and lease termination costs   127.7         (27.9)         (34.1)       65.7
Other costs . . . . . . . . . . . . . . . . . .    14.0         118.2          (50.7)       81.5
                                                 ------       -------       --------      ------

                                                 $226.0        $184.6        $(215.5)     $195.1
                                                 ======       =======        ========     ======




                                                                       1997
                                                              ----------------------
                                                 Balance      Charges                    Balance
(Millions  of  dollars)                          12/31/96     (Credits)     Payments     12/31/97
-----------------------                          --------     ---------     --------     --------


Workforce severance . . . . . . . . . . . . . .  $ 34.9       $ 32.5        $ (59.3)     $ 8.1
Asset removal costs . . . . . . . . . . . . . .    13.0         (1.6)          (9.5)       1.9
Contract settlement and lease termination costs    65.7        (24.2)         (14.4)      27.1
Other costs . . . . . . . . . . . . . . . . . .    81.5        (28.6)         (43.8)       9.1
                                                 ------      -------       --------      -----

                                                 $195.1       $(21.9)       $(127.0)     $46.2
                                                 ======       =======       ========     =====




                                                                       1998
                                                              ----------------------
                                                 Balance      Charges                    Balance
(Millions  of  dollars)                          12/31/97     (Credits)     Payments     12/31/98
-----------------------                          --------     ---------     --------     --------



Workforce severance . . . . . . . . . . . . . .  $ 8.1        $ (3.5)       $ (4.6)      $   -
Asset removal costs . . . . . . . . . . . . . .    1.9             -          (1.9)          -
Contract settlement and lease termination costs   27.1          (6.1)         (5.7)       15.3
Other costs . . . . . . . . . . . . . . . . . .    9.1          (1.4)         (7.0)         .7
                                                 -----        -------       -------      -----

                                                 $46.2        $(11.0)       $(19.2)      $16.0
                                                 =====        =======       =======      =====

The balance at December 31, 1998 is estimated to be adequate to complete the actions contemplated in this plan. The activities involved in this plan have not disrupted the Corporation's business operations to any significant extent. The principal benefits of this plan have resulted in lower production costs and simplified manufacturing and sourcing strategies.

1997  PLAN

     On November 21, 1997, the Corporation announced a restructuring plan (the "1997 Plan"). The plan includes the sale, closure or downsizing of 17 manufacturing facilities worldwide and a workforce reduction of approximately 4,800 employees. The estimated pretax cost of the 1997 Plan was $679.5 million. The Corporation recorded $414.2 million of such cost in 1997. In 1998, the Corporation recorded $250.8 million of such cost at the time the costs became accruable under appropriate accounting principles, including accelerated depreciation charged to cost of products sold on assets that were to be disposed of but which remained or will remain in use until disposed of in 1999 and 2000. The remaining $14.5 million of the cost of the 1997 Plan will be recorded as accelerated depreciation expense over the remaining useful lives of such assets.

     The charges under the 1997 Plan for the two years ended December 31 are summarized below:


                                                             Amounts  Charged
                                                              to  Earnings
                                                             ----------------
(Millions  of  dollars)                                         1997    1998
-----------------------                                        ------  ------


Workforce related . . . . . . . . . . . . . . . . . . . . . .  $ 35.4  $ 53.2
Write-downs of property, plant and equipment and other assets    93.6    56.2
Contract settlements, lease terminations and other costs. . .    64.2    31.3
Asset impairments . . . . . . . . . . . . . . . . . . . . . .   187.4    31.3
Accelerated depreciation. . . . . . . . . . . . . . . . . . .    33.6    78.8
                                                               ------  ------

    Total pretax charge . . . . . . . . . . . . . . . . . . .  $414.2  $250.8
                                                               ======  ======

Income statement classification:
  Cost of products sold . . . . . . . . . . . . . . . . . . .  $113.7  $134.0
  Restructuring and other unusual charges . . . . . . . . . .   300.5   116.8
                                                               ------  ------
    Total pretax charge . . . . . . . . . . . . . . . . . . .  $414.2  $250.8
                                                               ======  ======



     The costs of the 1997 Plan were included in operating profit by business segment and geography as follows:

                                                               Year  Ended
                                                               December  31
                                                             ---------------
                                                               1997    1998
                                                              -----   -----
By  Business  Segment



  Tissue. . . . . . . .                                       $324.4  $149.3
  Personal Care . . . .                                         72.8    87.6
  Health Care . . . . .                                          8.7    13.2
  Unallocated . . . . .                                          8.3      .7
                                                              ------  ------

    Total pretax charge                                       $414.2  $250.8
                                                              ======  ======




By  Geography:


  North America . . . .                                       $181.5  $160.9
  Outside North America                                        224.4    89.2
  Unallocated . . . . .                                          8.3      .7
                                                              ------  ------

    Total pretax charge                                       $414.2  $250.8
                                                              ======  ======

     Charges under the 1997 Plan reduced operating profit, net income and net income per share as follows:


                                                             Year  Ended
                                                             December  31
                                                           -----------------
(Millions  of  dollars,  except  per  share  amounts)       1997       1998
-----------------------------------------------------      ------     ------


Operating profit . . . . .                                 $414.2     $250.8
Net income . . . . . . . .                                  315.0      178.9
Basic net income per share                                    .57        .33



The  principal  components  of  the  1997  Plan  were  as  follows:

- The sale, closure or downsizing of 17 manufacturing facilities worldwide, 12 of which have been closed or downsized through December 31, 1998. These actions will result in the consolidation of the Corporation's manufacturing operations into fewer, larger and more efficient facilities and eliminate excess production capacity, including more than 200,000 metric tons of high-cost tissue manufacturing capacity in North America and Europe. Five facilities are expected to be disposed of by the third quarter of 1999, the largest of which is a tissue manufacturing facility in Gennep, Netherlands, which was closed in March 1999.

- A workforce reduction of approximately 4,800 employees. Through December 31, 1998, a total workforce reduction of 3,700 has been realized. These costs were charged to earnings in the period in which such employee severances and benefits were appropriately communicated. Approximately 1,100 additional employees are expected to be notified of their termination benefits in 1999 and 2000, and the associated costs will be charged to earnings at that time.

- The write-down of property, plant and equipment and other assets not used in the restructured manufacturing operations, the elimination of excess manufacturing capacity, and the write-down of certain inventories in restructured operations and other assets.

- The elimination of certain of the Corporation's facilities and capacity which became excessive as a result of the combination of the Corporation's health care operations with those of Tecnol Medical Products, Inc. ("Tecnol").

-  Contract  terminations  and  other  costs.

- Recording accelerated depreciation on facilities and other depreciable assets that were to be disposed of as part of the 1997 Plan but which were not immediately removed from operations. Such facilities and other depreciable assets were or are being depreciated down to fair value by charges to cost of products sold over the remaining period of time that they remained or will remain in use.

Modifications  to  the  1997  Plan
----------------------------------

     Certain aspects of the 1997 Plan have been modified, the most significant of which are described below:

- In addition to the original 17 facilities in 1998, management committed to a plan to close a tissue manufacturing facility in order to continue to align capacity with demand. The facility, the name of which has not yet been announced publicly, will be closed by the end of 2000. This closure will increase the elimination of high-cost production capacity to 230,000 annual metric tons. Based on this disposal plan, the facility became an impaired asset because its cash flows from use and disposal were insufficient to cover the carrying amount of the asset. Consequently, a charge to earnings of $26.8 million was recorded in the fourth quarter of 1998.

- Also in 1998, management established reserves by charges to 1998 earnings to cover other qualifying programs that had either been underestimated in 1997 or were extensions of such programs, the largest item being a $12.1 million charge for the write-down of European feminine care equipment removed from service.

     Set forth below is a summary of the types and amounts of charges that were recognized as accrued expenses for the 1997 Plan together with cash payments made against such accruals for the two years ended December 31, 1998.


                                 Charges                 Balance       Charges               Balance
(Millions  of  dollars)         in 1997     Payments     12/31/97      in 1998   Payments    12/31/98
-----------------------         -------     --------     --------     --------   --------    --------


Workforce severance . . . . .   $35.4       $(3.3)       $32.1        $53.2      $(42.6)     $ 42.7
Asset removal costs . . . . .    17.2           -         17.2           .3        (4.8)       12.7
Environmental costs and lease
  contract terminations . . .    32.3        (0.2)        32.1         23.2       (15.1)       40.2
Other costs . . . . . . . . .    14.7        (5.5)         9.2          7.8        (1.6)       15.4
                                -----       ------       -----        -----      -------     ------

                                $99.6       $(9.0)       $90.6        $84.5      $(64.1)     $111.0
                                =====       ======       =====        =====      =======     ======



The balance at December 31, 1998 is estimated to be adequate to complete the actions contemplated in this plan. The activities involved in this plan have not disrupted the Corporation's business operations to any significant extent. The principal benefits of this plan have resulted in lower production costs and simplified manufacturing and sourcing strategies.

1998  PLANS

1998  Facilities  Charge
------------------------

     In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada, shut down and dispose of a tissue machine in Thailand and write down certain excess feminine care production equipment in North America. Of the $124.0 million aggregate cost of the facilities consolidation plan (the "1998 Facilities Charge"), $49.1 million was recorded in 1998. The remaining $74.9 million of total costs of the plan, primarily related to a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, will be recorded as accelerated depreciation expense and employee severance costs in 1999 and 2000. Included in the 1998 Facilities Charge was $2.8 million for accelerated depreciation related to the 1999 closure of a diaper facility in Canada. Related employee severance costs of $11.1 million also were recorded as part of the 1998 Facilities Charge for approximately 450 employees who were notified prior to December 31, 1998 of the Corporation's plans to terminate their employment. Asset write-downs to estimated fair value and inventory losses associated with the diaper facility shutdown and capacity alignment totaling $35.2 million also were included in the 1998 Facilities Charge.

     The 1998 Facilities Charge, which was charged to cost of products sold, reduced 1998 operating profit $49.1 million, and net income $34.1 million, or $.06 per share. Approximately 70 percent of the pretax charge relates to the Personal Care segment and 30 percent relates to the Tissue segment. The employee severance costs and other cash costs of closures and consolidations of $18.8 million are included in other accrued expenses at December 31, 1998.

Write-down  of  Certain  Intangible  and  Other  Assets
-------------------------------------------------------

-  During  the  third  quarter  of  1998, the Corporation completed an
   impairment  review  of  its  intangible   assets,  such  as trademarks and
   goodwill. Impairment is deemed to exist whenever the undiscounted estimated future cash flows are less than the carrying amount of such intangible assets. Impairment losses are measured by the difference between the asset carrying amount and the present value of the estimated future cash flows. As a result of the review, the carrying amounts of trademarks and unamortized goodwill of certain European businesses were determined to be impaired and were written down. These write-downs, which were charged to general expense, reduced 1998 operating profit $70.2 million and net income $57.1 million, or $.10 per share.

-  During the third quarter of 1998, the Corporation completed a technology
   review  of  its  personal   computers  ("PCs")  which demonstrated that
   (i) PCs have reduced economic lives as a consequence of rapid technological improvements, (ii) more sophisticated software applications require more powerful PCs, and (iii) most of the Corporation's PCs acquired prior to 1997 were technologically obsolete. Consequently, the Corporation concluded that its previous practice of capitalizing the costs of PCs and depreciating them over five years should be modified. Accordingly, the Corporation began depreciating the cost of all newly acquired PCs over two years. In recognition of the change in estimated useful lives, PC assets with a remaining net book value of $16.6 million became subject to accelerated depreciation charges of $2.1 million, $8.3 million and $6.2 million in 1998, 1999 and 2000, respectively. The effect of accelerated depreciation for 1998, together with $8.8 million of charges for write-downs of other assets and a loss on a pulp contract, reduced 1998 operating  profit  $11.0  million  and  net
   income $7.6 million, or $. 01 per share.    Of  the  $11.0 million, $6.8
   million was charged to cost of products sold and $4.2 million was charged to general expense.

- Approximately 91 percent of the write-down of certain intangible and other assets and accelerated depreciation on PCs described above relates to the Personal Care segment and 9 percent relates to the Tissue segment.

OTHER  INFORMATION

     During 1997 and 1998, in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, depreciation expense was suspended on facilities included in the 1997 Plan that were held for disposal. Depreciation for these facilities would have been $7.5 million in 1998 and $3.3 million in 1997.

     In addition, during 1997 and 1998, in accordance with SFAS 121, depreciation was suspended on certain pulp producing facilities and the depreciable property of SPL that were held for disposal or disposed of. Depreciation for these facilities would have been $23.8 million in 1998 and $47.3 million in 1997. The lower amount of suspended depreciation in 1998 versus 1997 was a result of the sale of a noncore pulp and newsprint facility located in Coosa Pines, Alabama ("Coosa") in March 1997, the sale of SPL in June 1997 and the reclassification of the New Glasgow, Nova Scotia and the Terrace Bay, Ontario pulp manufacturing facilities from assets held for sale to property during 1998.

ANALYSIS  OF  CONSOLIDATED  NET  SALES  -  THREE YEARS ENDED DECEMBER 31, 1998


By  Business  Segment
                                            Net Sales
                                --------------------------------------
(Millions  of  dollars)             1998         1997          1996
-----------------------             ----         ----          ----


Tissue. . . . . . . .           $ 6,706.2    $ 7,182.7      $ 8,183.6
Personal Care . . . .             4,577.8      4,493.8        4,091.8
Health Care and Other             1,047.1        908.0          926.7
Intersegment sales. .               (33.3)       (37.9)         (53.0)
                                ----------   ----------     ----------

Consolidated. . . . .           $12,297.8    $12,546.6      $13,149.1
                                ==========   ==========     ==========



By  Geographic  Area
                                            Net Sales
                                 -------------------------------------

(Millions  of  dollars)             1998         1997          1996
-----------------------             ----         ----          ----


United States. . . . . . . . .   $ 8,018.2    $ 7,878.7     $ 8,142.5
Canada . . . . . . . . . . . .       785.1      1,052.5       1,311.0
Intergeographic sales. . . . .      (409.1)      (397.3)       (451.7)
                                 ----------   ----------    ---------

  Total North America. . . . .     8,394.2      8,533.9       9,001.8

Europe . . . . . . . . . . . .     2,471.2      2,548.1       2,881.8
Asia, Latin America and Africa     1,688.4      1,772.2       1,603.5
Intergeographic sales. . . . .      (256.0)      (307.6)       (338.0)
                                ----------   ----------     ---------

Consolidated . . . . . . . . .   $12,297.8    $12,546.6     $13,149.1
                                ==========   ==========    ==========



Commentary:

1998  versus  1997
------------------

     Consolidated net sales were 2.0 percent lower than in 1997. In 1997, the Corporation divested Coosa and sold its 50.1 percent interest in SPL.
In 1998, the Corporation sold its subsidiary, K-C Aviation Inc. ("KCA"). Excluding the revenues from these divested businesses for both years, consolidated net sales remained essentially even. Sales volumes, however, increased more than 2 percent and selling prices were nearly 2 percent higher, primarily due to improved pricing for consumer tissue products in the United States. However, changes in foreign currency exchange rates, primarily in Asia, reduced consolidated net sales slightly more than 3 percent. Although the preceding tables include the divested businesses, the following net sales commentary excludes their results in order to facilitate a more meaningful discussion.

- Worldwide net sales for tissue products declined slightly more than 3 percent primarily due to changes in currency exchange rates in Asia. Sales volumes declined approximately 1 percent as sales volume increases in Latin America and for wet wipes products, primarily in North America, were offset by lower sales volumes in Europe and Asia and lower consumer towel volume in North America. The decline in sales volumes, however, was more than offset by an increase of nearly 2 percent in selling prices.

- Worldwide net sales of personal care products increased nearly 2 percent. Sales volumes grew by nearly 5 percent and selling prices increased by about 2 percent; however, changes in foreign currency exchange rates reduced net sales by approximately 4 percent.
   Training and youth pants in North America and sales volume growth in Latin America were the primary factors contributing to the overall sales volume increase. These increases more than offset lower diaper sales volumes in North America and Europe which were attributable to the transition to larger size product packaging, the introduction of unisex product and increased competition.

- Net sales for health care and other products increased more than 23 percent due to sales volume growth in health care products, driven, in large part, by the acquisition of Tecnol in December 1997.

1997  versus  1996
------------------

     Consolidated net sales were 4.6 percent lower than in 1996. In 1996, the Corporation divested certain businesses to satisfy U.S. and European regulatory requirements associated with the Corporation's merger with Scott. In 1997, the Corporation sold Coosa and its interest in SPL. Excluding revenues from these businesses and KCA in both years, consolidated net sales remained essentially even. Sales volumes, however, increased approximately 5
percent.    Selling  prices  were  nearly 2  percent  lower  than in 1996, primarily due to the lower selling prices for tissue products worldwide. Changes in currency exchange rates reduced consolidated sales more than 2 percent in 1997. Although the preceding tables include the divested businesses, in order to facilitate a meaningful discussion, such results have been excluded from the following sales commentary.

- Worldwide net sales for the tissue segment decreased approximately 5 percent primarily due to lower selling prices and changes in currency exchange rates in Europe and Asia. Sales volumes increased about 2 percent, as higher sales volumes in the U.S., Latin America and Asia more than offset lower volumes in Europe.

- Worldwide net sales for personal care products increased slightly more than 10 percent and sales volumes were more than 14 percent higher. Nearly all of the businesses in this segment participated in the increased sales volumes, with the primary contributors being training and youth pants and incontinence care products in North America and disposable diapers in Europe, Latin America and Asia. Diaper volume resulting from acquisitions in France, Spain, Portugal and Brazil accounted for about 35 percent of the sales volume increase in personal care products.

- Net sales for health care and other products increased approximately 6 percent primarily due to higher sales volumes in health care products.

     For purposes of this Management's Discussion and Analysis, and in order to facilitate a meaningful discussion of the ongoing operations of the Corporation, the charges described in the "Business Improvement and Other Programs" section and a total of $42.3 million of charges recorded in 1998 for the Mobile pulp mill fees and severances are considered to be unusual items ("Unusual Items") and have been excluded from operating profit in the "Excluding Unusual Items" columns in the following Consolidated Operating Profit tables.

ANALYSIS  OF  CONSOLIDATED  OPERATING  PROFIT - THREE YEARS ENDED DECEMBER 31,
1998


     BY  BUSINESS  SEGMENT

                                             1998                        1997                        1996
                                    ------------------------- ---------------------------  ----------------------------
                                                  EXCLUDING                  Excluding                     Excluding
                                        AS         UNUSUAL         As         Unusual           As          Unusual
(Millions  of  dollars)              RESTATED       ITEMS       Restated       Items         Restated        Items
-----------------------              --------     ---------     --------     ---------        --------    -------------


Tissue. . . . . . . .               $  911.4      $1,125.8     $  693.9     $1,078.8         $  952.1     $1,281.5
Personal Care . . . .                  581.7         778.3        731.4        806.1            589.7        666.7
Health Care and Other                  178.1         190.6        151.9        160.3            137.3        138.0
Unallocated - net . .                  (97.9)       (101.3)      (108.8)       (98.5)          (120.3)       (97.5)
                                    ----------    ---------    ---------    ----------       ----------   ----------

Consolidated. . . . .               $1,573.3      $1,993.4     $1,468.4     $1,946.7         $1,558.8     $1,988.7
                                    ==========    =========    =========    ==========       ==========   ==========




     BY  GEOGRAPHIC  AREA
                                             1998                        1997                        1996
                                    ------------------------- ---------------------------  ----------------------------
                                                  EXCLUDING                  Excluding                     Excluding
                                        AS         UNUSUAL         As         Unusual            As         Unusual
(Millions  of  dollars)              RESTATED       ITEMS       Restated       Items          Restated       Items
-----------------------              --------     ---------     --------     ---------        --------    -------------






United States . . . . . . . . .     $1,409.3      $1,665.5     $1,350.5     $1,540.8         $1,256.8     $1,527.3
Canada. . . . . . . . . . . . .        112.7         104.8        151.9        154.6            180.4        138.4
Europe. . . . . . . . . . . . .        (39.7)        123.1        (63.6)       141.2             46.8        220.4
Asia, Latin American and Africa        188.9         201.3        138.4        208.6            195.1        200.1
Unallocated - net . . . . . . .        (97.9)       (101.3)      (108.8)       (98.5)          (120.3)       (97.5)
                                   ---------     ---------    ---------    ---------        ---------    ---------

Consolidated. . . . . . . . . .     $1,573.3      $1,993.4     $1,468.4     $1,946.7         $1,558.8     $1,988.7
                                   =========     =========    =========    =========        =========    =========



Note: Unallocated - net, consists of expenses not associated with the business segments or geographic areas.

Commentary:

1998  versus  1997
------------------

     Excluding the Unusual Items, operating profit increased 2.4 percent in absolute terms and increased to 16.2 percent in 1998 from 15.5 percent in 1997 as a percentage of net sales. Excluding the divested businesses and the Unusual Items for both years, operating profit increased approximately 4.1 percent. The increase in operating profit was due to the price and sales volume increases partially offset by higher spending for advertising and promotion, the negative effect of changes in foreign currency exchange rates
and  additional  goodwill  amortization.    The  following  operating  profit
commentary excludes the Unusual Items and the results of divested businesses in both years.

- Tissue operating profit increased 7.3 percent principally due to the selling price increases. Restructuring and other cost savings were partially offset by changes in currency exchange rates.

- Operating profit for personal care declined 3.2 percent, as increased advertising and promotion, and product improvement costs, primarily in North America, and changes in currency exchange rates more than offset the gains in selling prices and sales volumes.

- Operating profit for health care and other products increased approximately 21 percent due, in large part, to the acquisition of Tecnol, partially offset by increased goodwill amortization.

- Changes in currency exchange rates reduced consolidated operating profit by more than 2 percent.

1997  versus  1996
------------------

     Excluding the Unusual Items, operating profit declined 2.1 percent in absolute terms, but increased to 15.5 percent from 15.1 percent in 1996 as a percentage of net sales. Excluding the divested businesses in both years and the Unusual Items, operating profit increased approximately 2 percent. The operating profit increase was attributable to the sales volume increases, manufacturing efficiencies and lower pulp costs. These improvements were partially offset by the lower selling prices, heightened competition in Europe and the transitional effects of strategic changes made in the away-from-home portion of the Corporation's North American tissue business. The following operating profit commentary excludes the Unusual Items in 1997 and the results of divested businesses in both years.

- Cost reductions and manufacturing efficiencies were achieved in the North American personal care and consumer tissue businesses.

- The transitional effects of the strategic changes in the tissue business had a negative impact on operating profit of approximately $75 million in 1997.

- Marketing costs were lower in the North American personal care and consumer tissue businesses, but were higher in Latin America, primarily to support business expansions.

- General expenses were higher principally as a result of business expansions outside North America.

- Changes in currency exchange rates reduced consolidated operating profit by approximately 1 percent in 1997.

ADDITIONAL  INCOME  STATEMENT  COMMENTARY

1998  versus  1997
------------------

-  Interest expense increased primarily due to higher average debt levels.

- The Corporation's effective income tax rate was 34.3 percent in 1998 compared with 36.5 percent in 1997. Excluding the Unusual Items from both years, the Corporation's effective income tax rate was 32.9 percent in 1998 compared with 32.8 percent in 1997.

- Other income in 1998 includes a gain on the sale of KCA equal to $.14 per share.

- Other income in 1997 includes a gain on the sale of the Corporation's interest in Ssangyong Paper Co., Ltd. ("Ssangyong"), of Korea, equal to $.03 per share.

- The Corporation's 1998 share of net income of equity companies includes a charge equal to $.02 per share related to the change in the value of
   the Mexican  peso.   In 1997, a gain equal to $.03 per share, primarily
   related to the sale of a portion of the tissue business of Kimberly-Clark de
   Mexico, S.A. de  C.V.  ("KCM")   to meet Mexican regulatory requirements in
   connection with KCM's merger with Scott's former Mexican affiliate, was included in the Corporation's share of net income of equity companies. Also included in the Corporation's share of 1997 net income of equity
   companies was $2.2 million of Unusual  Items.   Excluding these items in
   both years, the Corporation's share of net income of equity companies increased 2.2 percent.

- Minority owners' share of subsidiaries' net income in 1998 and 1997 includes $.8 million and $6.5 million, respectively, attributable to other owners' share of the Unusual Items. Also included in 1997 is $8.7 million of other owners' share of the net income of SPL. Excluding these items, minority owners' share of subsidiaries' net income decreased $4.8 million.

-  In March 1997, the Corporation sold Coosa for approximately $600 million
   in  cash.   Also, the Corporation recorded impairment losses on certain tissue and pulp manufacturing facilities. These impairment losses totaled $111.5 million before income tax benefits. In June 1997, the Corporation completed the sale of its interest in SPL for approximately $127 million. Accounting regulations require that certain transactions following a business combination accounted for as a pooling of interests, such as the
   Scott merger, be reported as  extraordinary  items.   Accordingly, the above
   described transactions were aggregated and reported as extraordinary gains totaling $17.5 million, net of applicable income taxes of $38.4 million. These extraordinary gains were equal to $.03 per share.

- Effective January 1, 1998, the Corporation changed its method of accounting for preoperating and start-up costs to expense these costs as incurred in accordance with new accounting requirements. Previously, these costs on major projects were capitalized and amortized over five years. As required, 1998 first quarter results were restated to record a pretax charge of $17.8 million for the write-off of deferred preoperating and start-up costs. The cumulative effect of this accounting change is presented on the income statement net of income taxes. This charge reduced reported net income for the first quarter and the year by $.02 per share.

- Excluding the Unusual Items in 1998 and 1997, the gains on asset disposals in both years, the change in the value of the Mexican peso, the cumulative effect of the accounting change in 1998, and the extraordinary gains in 1997, earnings per share from operations increased to $2.45 from $2.37 in 1997.

1997  versus  1996
------------------

- Interest expense declined primarily as a result of lower average debt levels.

- The Corporation's effective income tax rate was 36.5 percent in 1997 compared with 38.2 percent in 1996. Excluding the Unusual Items, the Corporation's effective income tax rate for 1997 was 32.8 percent. The decline in the effective rate to 32.8 percent from 34.9 percent in 1996 was primarily due to additional tax planning opportunities, some of which arose from the Scott merger.

- Other income in 1996 includes a net pretax gain from regulatory divestitures required in connection with the Scott merger and from the sale of the Corporation's remaining interest in Midwest Express Holdings, Inc. These transactions resulted in a gain of $.13 per share.

- In 1996, a portion of the operations of KCM was restructured to, among other things, eliminate duplicate capacity and to satisfy regulatory requirements. The Corporation's share of KCM's after-tax restructuring
   charge in 1996 was equal to  $.01  per  share.   Excluding the previously
   mentioned 1997 equity company items and this 1996 item, the Corporation's share of equity company net income declined 9.3 percent. The decline was attributable to KCM. Although KCM's sales and operating profit showed year-to-year increases of more than 5 and 8 percent, respectively, the year-to-year comparison of the Corporation's share of KCM's net income was adversely affected by an unusually low effective tax rate in 1996 and by a required change to hyperinflationary accounting for Mexican operations in 1997.

- Excluding the previously mentioned minority owners' share of the Unusual Items in 1997 and $1.7 million attributable to other owners' share of the Unusual Items in 1996, minority owners' share of subsidiaries' net income declined about 25 percent. The decline is primarily due to the sale of the Corporation's interest in SPL and increased ownership in certain subsidiaries in Central America in 1997.

- The effective income tax rate on the extraordinary gains, which are described in the "1998 versus 1997" narrative, was higher than the normal effective rate due to income tax loss carryforwards that precluded the current recognition of the income tax benefit on certain impairment losses and the tax basis in SPL being substantially lower than the carrying amount of the investment in the financial statements.

- Excluding the Unusual Items, the gains on asset disposals in both years, the extraordinary gains in 1997, and the Corporation's share of KCM's 1996 restructuring charge, earnings per share from operations increased to $2.37 from $2.30 in 1996.

SALES  OF  PRINCIPAL  PRODUCTS


                                            Year  Ended  December  31
                                  --------------------------------------------
 (Billions  of  dollars)          1998          1997          1996        1995
------------------------          ----          ----          ----        ----


Tissue-based products             $ 5.7         $ 6.1         $ 6.9       $ 6.9
Diapers . . . . . . .               2.6           2.7           2.3         2.1
All other . . . . . .               4.0           3.7           3.9         4.4
                                  -----         -----         -----       -----

Consolidated. . . . .             $12.3         $12.5          $13.1      $13.4
                                  =====         =====          =====      =====



- Consolidated net sales have decreased $1.1 billion, or 8.2 percent, since 1995 primarily due to the divestment of noncore businesses and those businesses that were sold in connection with the Scott merger.

- The decrease in sales from 1995 to 1996 is primarily attributable to the loss of revenues from businesses that were divested in 1995 -- Schweitzer-Mauduit International, Inc. and Midwest Express Airlines, Inc. -- and the businesses that were sold in 1996 in connection with the Scott merger. Excluding the net sales of these businesses in both years, consolidated net sales increased 4.6 percent.

LIQUIDITY  AND  CAPITAL  RESOURCES


                                                  Year  Ended  December  31
                                                  -------------------------
(Millions  of  dollars)                              1998          1997
-----------------------                              ----          ----


Cash provided by operations. . . . . . .          $1,991.3       $1,406.6
Capital spending . . . . . . . . . . . .             669.5          944.3
Acquisitions of businesses . . . . . . .             342.5           82.2
Proceeds from dispositions of businesses             324.9          779.6
Ratio of net debt to capital . . . . . .              35.6%          32.4%
Pretax interest coverage - times . . . .               8.7            9.0



Cash  Flow  Commentary:

- Cash provided by operations increased $584.7 million. Although net income plus net noncash charges included in net income was approximately $2 billion in both 1998 and 1997, the Corporation reduced its investment in operating working capital in 1998 compared with 1997, which is the principal reason for the increase in cash flow from operations. Major operating uses of cash in 1998 were the cash used to reduce trade accounts payable and accrued expenses partially offset by a reduction in accounts receivable and the timing of income tax payments.

- Approximately $64 million and $9 million of cash payments were charged to the reserves related to the 1997 Plan in 1998 and 1997, respectively.

- Cash proceeds received in 1998 in connection with the sale of KCA and other asset disposals totaled $324.9 million. Cash proceeds received in 1997 in connection with the Coosa and SPL disposals, the sale of Ssangyong and other asset sales totaled $779.6 million.

- In 1998, the Corporation purchased 19.5 million shares of its common stock in connection with its share repurchase program at a total cost of
   approximately  $900  million.    In  October  1998, the Corporation's board
   of directors authorized the repurchase of 25 million shares, of which the remaining authority at December 31, 1998 was 21.0 million shares. In 1997, the Corporation purchased 17.9 million shares of its common stock in connection with its share repurchase program at a total cost of approximately $900 million.

Financing  Commentary:

- At December 31, 1998, total debt was $2.7 billion compared with $2.5 billion at December 31, 1997. Net debt (total debt net of cash, cash equivalents and $220 million of long-term notes receivable) was $2.3 billion at December 31, 1998 compared with $2.2 billion at December 31, 1997. The Corporation's ratio of net debt to capital was 35.6 percent at December 31, 1998 compared with 32.4 percent at December 31, 1997, which is within its target range of 30 percent to 40 percent.

- The decline in the pretax interest coverage is due to a smaller year-to-year increase in pretax income compared to the year-to-year increase in interest cost. Excluding the effect of the Unusual Items in 1998 and 1997, the pretax interest coverage was 10.7 times and 11.6 times, respectively.

-  On January 9, 1998, the Corporation issued $200 million principal amount
   of  6  3/8%  Debentures  due  January  1,  2028.   This issuance supported
   the Corporation's classification of $200 million of short-term commercial paper as long-term debt in the December 31, 1997 Consolidated Balance Sheet.

- On July 20, 1998, the Corporation issued $300 million principal amount of 6 1/4% Debentures due July 15, 2018, and used the proceeds to retire commercial paper.

- A shelf registration statement for $200 million of debt securities is on file with the SEC. The registration provides flexibility to issue debt promptly if the Corporation's needs and market conditions warrant. The Corporation has filed a new shelf registration statement for an additional $500 million of debt securities which, as of the date of this Form 10-K/A, has not yet been declared effective by the SEC.

- Revolving credit facilities of $1.0 billion are in place for general corporate purposes and to back up commercial paper borrowings.

- The Corporation's long-term debt securities have a Double-A rating, and its commercial paper is rated in the top category.

Other  Commentary:

- On May 5, 1998, the Corporation announced its intention to shut down its pulp mill in Mobile, Alabama on September 1, 1999 and to sell the associated woodlands operations (the "Southeast Timberlands"). On June 10, 1999, the Corporation announced it had agreed to sell approximately 460,000 acres of the Southeast Timberlands to Joshua
   Management,  LLC  for  approximately   $400  million.    Because  the
   sale of the Southeast Timberlands is associated with the planned closure of the Mobile pulp mill in September 1999, the net effect of the transaction, which is expected to be a net gain, will be recorded at the time of the closing of the sale of the Southeast Timberlands.

- In connection with the pulp mill closure at the Mobile pulp operation, and as permitted by the terms of the governing contract, on May 5, 1998, the Corporation gave notice to Mobile Energy Services Company, L.L.C. ("MESC") of the Corporation's intent to terminate MESC's long-term contract for power, steam and liquor processing services with respect to the Mobile pulp mill. The resulting termination penalty of $24.3 million which is specified in the contract and employee severance costs of $18.0 million were charged to cost of products sold in the second and third quarters of 1998, respectively.

- On December 23, 1998, the Corporation announced that it had signed a definitive agreement to acquire Ballard Medical Products ("Ballard"), a leading maker of disposable medical devices for respiratory care,
   gastroenterology  and  cardiology.   Under the agreement, Ballard
   shareholders will  receive $25 for each share of Ballard common stock,
   payable in shares of the  Corporation's  common  stock.    The  transaction,
   which is valued at approximately $764 million, remains subject to regulatory clearances and approval by the Ballard shareholders. The transaction is expected to be completed by September 30, 1999 and will be accounted for as a purchase.

- In May 1998, the Corporation purchased a 50 percent equity interest in Klabin Tissue, S.A. (now known as Klabin Kimberly S.A.), the leading tissue manufacturer in Brazil.

- In July 1998, the Corporation purchased a 51 percent ownership interest in Kimberly Bolivia, S.A., a new joint venture company in Bolivia.

- In July 1998, the Corporation purchased an additional 10 percent ownership interest in its Korean affiliate, YuHan-Kimberly, Limited, increasing its ownership interest to 70 percent.

- On December 18, 1997, the Corporation completed the acquisition of Tecnol, a leading maker of disposable face masks and patient care products, through the exchange of approximately 8.7 million shares of the Corporation's common stock for all outstanding shares of Tecnol common stock. The transaction, which was valued at approximately $428 million, was accounted for as a purchase.

- Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs in the foreseeable future.


MARKET  RISK  SENSITIVITY  AND  INFLATION  RISKS

     As required by Financial Accounting Reporting Release No. 48 issued by the SEC, the Corporation is disclosing information concerning market risk with respect to foreign exchange rates, interest rates and commodity prices. The Corporation has elected to make such disclosures utilizing a sensitivity analysis approach based on hypothetical changes in foreign exchange rates, interest rates and commodity prices.

     As a multinational enterprise, the Corporation is exposed to changes in foreign currency exchange rates, interest rates and commodity prices. The Corporation employs a variety of practices to manage these market risks, including its operating and financing activities and, where deemed appropriate, the use of derivative financial instruments. The Corporation uses derivative financial instruments only for risk management purposes and does not use them for speculation or for trading. All derivative instruments are either exchange traded or are entered into with major financial institutions for the purpose of reducing the Corporation's credit risk and the risk of nonperformance by third parties.

Foreign  Currency  Risk

     Foreign currency risk is managed by the use of foreign currency forward, swap and option contracts. The use of these contracts allows the Corporation to manage its transactional exposure to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset in whole, or in part, losses or gains on the underlying foreign currency exposure. The Corporation's most significant foreign currency risk relates to the Mexican peso. There have been no significant changes in how foreign currency transactional exposures were managed during 1998, and management does not foresee or expect any significant changes in such exposures or in the strategies it employs to manage them in the near future.

     Foreign currency contracts and transactional exposures are sensitive to changes in foreign currency exchange rates. As of December 31, 1998, a ten percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the foreign currencies in which the Corporation has transactional exposures would have resulted in a net pretax loss of approximately $39 million. Gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. In the view of management, the above losses resulting from the hypothetical changes in foreign currency exchange rates are not material to the Corporation's consolidated financial position, results of operations or cash flows.

Interest  Rate  Risk

     Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 1998, the Corporation's debt portfolio was composed of approximately 31 percent variable-rate debt, adjusted for the effect of variable-rate assets, and 69 percent fixed-rate debt. The strategy employed by the Corporation to manage its exposure to interest rate fluctuations did not change significantly during 1998, and management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

     Various financial instruments issued by the Corporation and its subsidiaries are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the Corporation's fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to the Corporation's fixed-rate debt outstanding at December 31, 1998, a ten percent change in interest rates would have resulted in no material change in the fair value of the Corporation's fixed-rate debt. With respect to the Corporation's commercial paper and other variable-rate debt, a ten percent increase in interest rates would have had no material effect on the Corporation's pro forma interest expense for 1998.

Commodity  Price  Risk

     The Corporation is subject to commodity price risk arising from price movement for purchased pulp, the market price of which is determined by industry supply and demand. Selling prices of the Corporation's tissue products are influenced by the market price for pulp. On a worldwide basis, the Corporation has reduced its internal pulp supply to approximately 70 percent of its virgin fiber needs. Closure of the Mobile pulp mill in September 1999 will reduce the percentage of integration of the Corporation's pulp requirements to approximately 40 percent. The Corporation has announced its intention to further reduce its level of pulp integration to approximately 20 percent. However, such a reduction in pulp integration could increase the Corporation's commodity price risk. Specifically, increases in pulp prices could adversely affect the Corporation's earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Conversely, if the Corporation does not lower its level of pulp integration and the market price for pulp declines, thereby possibly causing selling prices for tissue products to fall, the Corporation's profit margin could suffer, and if the price of pulp increases, thereby possibly causing the selling prices of tissue products to rise, the Corporation's profits could improve. The Corporation has not used derivative instruments in the management of these risks.

Inflation  Risk

     The Corporation's inflation risks are managed on an entity-by-entity basis through selective price increases, productivity increases and cost-containment measures. Management does not believe that inflation risk is material to the Corporation's business or its consolidated financial position, results of operations or cash flows.


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

     The Corporation's "Year 2000" contingency plans are developed and managed at the individual business and staff levels. Consequently, such plans vary depending on the requirements of the individual and staff units, and their customers, vendors and service providers. Examples of contingency plans that are being considered and may be implemented are as follows: stockpiling certain critical raw materials; negotiating alternative vendors to use in the event a primary vendor experiences a "Year 2000" problem; use of manual processing procedures in the event of computer failure; and on-site visits and consultation with major customers and suppliers to ensure a continuation of normal operations from the end of 1999 to early 2000. The Corporation expects to have the majority of its contingency plans formalized by mid-year 1999.

     Progress against the "Year 2000" readiness plan is monitored and reported to senior management and to the Corporation's board of directors on a regular basis. As of December 31, 1998, management estimates that it has completed more than 60 percent of the work involved in modifying, replacing and testing the Corporation's major systems and microprocessors, and management plans to have substantially all such work completed by June 30, 1999.

     The total cost to ensure "Year 2000" readiness, which is primarily comprised of staff time and the cost of replacing certain computerized systems and microprocessors, is estimated to be approximately $80 million. Management estimates that $39 million has been incurred for this purpose as of December 31, 1998.

     Neither the "Year 2000" issue nor the financial effects of the reviews, modifications, replacements and testing discussed above are expected to have a material adverse effect on the Corporation's business or its consolidated financial position, results of operations or cash flows.

     Management believes that its "Year 2000" readiness program has encompassed all reasonable actions and contingency plans to avoid business interruptions resulting from "Year 2000" problems. The Corporation has no information that indicates that a significant vendor may be unable to sell to the Corporation; that a significant customer may be unable to purchase from the Corporation; or that a significant service provider may be unable to provide services to the Corporation. Notwithstanding the above, the effect, if any, on the Corporation's future results of operations, due to the Corporation's major customers or suppliers not being "Year 2000" ready, cannot be reasonably estimated. Management believes that this latter risk is mitigated somewhat by the Corporation's broad base of customers and suppliers and the worldwide nature of its operations.


ADOPTION  OF  THE  EURO

     In 1997 the Corporation established a task force to address the business issues raised by the introduction of a European single currency (the "Euro") for initial implementation on January 1, 1999 and during the transition period through January 1, 2002. During January 1999, the Corporation's European operations began processing certain transactions denominated in the Euro. These transactions have been processed accurately and efficiently. At an appropriate point during the transition period, the Corporation's financial systems located in the participating countries will be converted from local currency denominations to Euros. Management does not expect the introduction of the Euro to result in any material risk or a material increase in costs to the Corporation. All costs associated with the introduction of the Euro will be charged to earnings as incurred.

CONTINGENCIES  AND  LEGAL  MATTERS

     In connection with the Mobile pulp mill closure, and as permitted by the terms of the governing contract, on May 5, 1998, the Corporation gave notice to Mobile Energy Services Company, L.L.C. ("MESC") of the Corporation's intent to terminate MESC's long-term contract for power, steam and liquor processing services with respect to the pulp mill. The resulting termination penalty which is specified in the contract of $24.3 million was recorded in the second quarter of 1998. On January 14, 1999, MESC and Mobile Energy Services Holdings, Inc. filed an action against the Corporation claiming unspecified damages in connection with the cancellation of the contract described in "Liquidity and Capital Resources - Other Commentary." This action is not expected to have a material adverse effect on the Corporation's business or results of operations.

     On May 13, 1997, the State of Florida, acting through its attorney general, filed a complaint in the Gainesville Division of the United States
District Court for the Northern District of Florida (the "Florida District Court"), alleging that manufacturers of tissue products for away-from-home use, including the Corporation and Scott, agreed to fix prices by coordinating price increases for such products. Following Florida's complaint, an action by the states of Maryland, New York and West Virginia, as well as approximately 45 class action complaints, have been filed in various federal and state courts around the United States. These actions contain allegations similar to those made by the State of Florida in its complaint. The actions in federal courts have been consolidated for pretrial proceedings in the Florida District Court. Class certification was granted in the federal proceedings in July 1998 and will be contested in the state cases. The foregoing actions seek an unspecified amount of actual and treble damages. The Corporation has answered the complaints in these actions and has denied the allegations contained therein as well as any liability. Discovery is proceeding.

     The Corporation intends to contest these claims vigorously. Management does not expect these actions to have a material adverse effect on the Corporation's business or results of operations.

     The Corporation also is subject to routine litigation from time to time, which, individually or in the aggregate, is not expected to have a material adverse effect on the Corporation's business or results of operations.


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


OUTLOOK

     The Corporation encountered difficult challenges in 1998, primarily in Europe and Asia. In Europe, financial results suffered due to intense competition in tissue and the costs of expanding diaper manufacturing capacity and launching improved diapers and feminine care products. In response, a new management team was formed for the European operations and it has moved quickly to address the issues in that area. In Asia, despite the economic turmoil in that region, the Corporation has improved its market share in many of its product categories.

     The Corporation expects to sustain the double-digit growth in earnings per share from operations that it achieved in the second half of 1998. Among other things, this expectation is based on the Corporation's strengths in product brands and technology which are expected to enable the Corporation to continue to bring product innovation into the marketplace and build its presence in markets around the world. The Corporation intends to continue to employ the strategy that it has successfully used in the personal care and health care businesses and is now applying to the tissue businesses. Specifically, the Corporation intends to utilize technology to deliver superior-performing products that are favored in the marketplace. In addition, the Corporation intends to leverage its technology and cost advantages in nonwoven fabrics to attain continued growth in the health care business.

     Management believes that as a result of its three-year process of redesigning and rationalizing the Corporation's asset base--by eliminating excess, high-cost capacity and consolidating its operations into fewer, larger and more efficient facilities--the Corporation has realized, and will continue to realize, significant cost savings. In addition, management believes that the reconfigured operations give the Corporation the right technologies in the right locations to support the Corporation's future growth.

     Management also believes that the Corporation's new global organizational structure will drive sales growth, improve efficiency and increase the speed at which the Corporation brings new products to the marketplace.


INFORMATION  CONCERNING  FORWARD-LOOKING  STATEMENTS

     Certain matters discussed in this Form 10-K/A, or documents a portion of which are incorporated herein by reference, concerning, among other things, the business outlook, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation including, but not limited to, the adequacy of the charges under the 1997 Plan, the adequacy of the 1998 Facilities Charge, the anticipated sale of the Southeast Timberlands, the anticipated acquisition of Ballard, the "Year 2000" readiness program, and the adoption of the Euro, constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation's results will be as estimated.

     The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings, including cost savings as a result of the 1997 Plan and the 1998 facilities consolidation plan, and the ability to achieve intended facilities consolidations, projected volume increases and projected divestitures on terms advantageous to the Corporation. Furthermore, the Corporation has assumed that it will continue to identify suitable acquisition candidates in those product markets where it intends to grow by acquisition. In addition, many factors outside the control of the Corporation, including the prices of the Corporation's raw materials, potential competitive pressures on selling prices or advertising and promotion expenses for the Corporation's products, and fluctuations in foreign currency exchange rates, as well as general economic conditions in the markets in which the Corporation does business, also could impact the realization of such estimates.

     For a description of these and other factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see "Factors That May Affect Future Results."



ITEM  7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The response to this item is set forth in Item 7 of this Form 10-K. See "Management's Discussion and Analysis - Market Risk Sensitivity and Inflation Risks."


ITEM  8.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  response  to  this  item  is  set  forth in Item 14(a) of this Form 10-K.

PART  IV

ITEM  14.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS  FILED  AS  PART  OF  THIS  REPORT.

1.   Financial  statements  (As  Restated):

The Consolidated Balance Sheet as of December 31, 1998 and 1997, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flow for the years ended December 31, 1998, 1997 and 1996, and the related Notes thereto, and the Independent Auditors' Report of Deloitte & Touche LLP thereon are attached hereto commencing on page F-1 of this Form 10-K.

2.   Financial  statement  schedule:

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained herein.

Independent  Auditors'  Reports

Schedule  for  Kimberly-Clark  Corporation  and  Subsidiaries:
     Schedule    II    Valuation  and  Qualifying  Accounts  (As  Restated)

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

Exhibit No. (10)b. Executive Severance Plan, as amended and restated as of December 10, 1998, has been previously filed as Exhibit No. (10)b of the 1998 Form 10-K.

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

Exhibit No. (10)k. Retirement Contribution Excess Benefit Program, as amended and restated as of August 19, 1998, has been previously filed as Exhibit No.
(10)k  of  the  1998  Form  10-K.

Exhibit No. (10)l. 1999 Restricted Stock Plan, effective as of January 1, 1999, incorporated by reference to Exhibit No. 4.5 to the Corporation's
Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 3, 1999 (File No. 333-71661).

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1998.*

Exhibit No. (13). Portions of the Corporation's 1998 Annual Report to Stockholders incorporated by reference in this Form 10-K.*

Exhibit No. (21). Subsidiaries of the Corporation, previously filed as Exhibit No. (21) of the 1998 Form 10-K.

Exhibit  No.  (23).  Independent  Auditors' Consent of Deloitte & Touche LLP.*

PART  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit  No.  (24).  Powers  of  Attorney.*

Exhibit  No.  (27).  Financial  Data  Schedule.*
________________
*Filed  herewith

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

       (iv) The Corporation filed a Current Report on Form 8-K, dated July 22, 1999, to report the Restatement and its 1999 second quarter earnings.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KIMBERLY-CLARK  CORPORATION

August 6, 1999

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




  /s/ Wayne R. Sanders            Chairman of the Board        August 6, 1999
--------------------------------
       Wayne R. Sanders           and Chief Executive Officer
                                  and Director
                                  (principal executive officer)


  /s/ John W. Donehower           Senior Vice President and    August 6, 1999
--------------------------------
       John W. Donehower          Chief Financial Officer
                                  (principal financial officer)


  /s/ Randy J. Vest               Vice President and           August 6, 1999
--------------------------------
      Randy J. Vest               Controller
                                  (principal accounting officer)




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





                      By:   /s/ O. George Everbach           August 6,  1999
                          ------------------------

                          O. George Everbach, Attorney-in-Fact

CONSOLIDATED  INCOME  STATEMENT
Kimberly-Clark  Corporation  and  Subsidiaries


                                                                         Year Ended December 31
                                                                  ---------------------------------
(Millions  of  dollars,  except  per  share  amounts)               1998       1997        1996
---------------------------------------------------------------------------------------------------
                                                                  (As  Restated  -  See  Note  17)


NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . .  $12,297.8   $12,546.6   $13,149.1
  Cost of products sold . . . . . . . . . . . . . . . . . . . .    7,700.2     7,939.0     8,460.6
                                                                 ----------  ----------  ----------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . . .    4,597.6     4,607.6     4,688.5
  Advertising, promotion and selling expenses . . . . . . . . .    1,937.4     1,937.2     2,029.7
  Research expense. . . . . . . . . . . . . . . . . . . . . . .      224.8       211.8       207.9
  General expense . . . . . . . . . . . . . . . . . . . . . . .      717.0       623.9       603.0
  Goodwill amortization . . . . . . . . . . . . . . . . . . . .       33.3        16.8        13.4
  Restructuring and other unusual charges . . . . . . . . . . .      111.8       349.5       275.7
                                                                 ----------  ----------  ----------

OPERATING PROFIT. . . . . . . . . . . . . . . . . . . . . . . .    1,573.3     1,468.4     1,558.8
  Interest income . . . . . . . . . . . . . . . . . . . . . . .       24.3        31.4        28.1
  Interest expense. . . . . . . . . . . . . . . . . . . . . . .     (198.7)     (164.8)     (186.7)
  Other income (expense), net . . . . . . . . . . . . . . . . .      124.4        17.7       107.2
                                                                 ----------  ----------  ----------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .    1,523.3     1,352.7     1,507.4
  Provision for income taxes. . . . . . . . . . . . . . . . . .      522.2       493.3       576.0
                                                                 ----------  ----------  ----------

INCOME BEFORE EQUITY INTERESTS. . . . . . . . . . . . . . . . .    1,001.1       859.4       931.4
  Share of net income of equity companies . . . . . . . . . . .      137.1       157.3       152.4
  Minority owners' share of subsidiaries' net income. . . . . .      (23.9)      (31.3)      (48.4)
                                                                 ----------  ----------  ----------

INCOME BEFORE EXTRAORDINARY GAINS AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE . . . . . . . . . . . . . . . .      1,114.3       985.4     1,035.4
    Extraordinary gains, net of income taxes. . . . . . . . . .          -        17.5           -
    Cumulative effect of accounting change, net of income taxes      (11.2)          -           -
                                                                 ----------  ----------  ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,103.1   $ 1,002.9   $ 1,035.4
                                                                 ==========  ==========  ==========

PER SHARE BASIS
  BASIC
    Income before extraordinary gains and cumulative effect
      of accounting change. . . . . . . . . . . . . . . . . . .  $    2.02   $    1.77   $    1.84
                                                                 ==========  ==========  ==========
    Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $    2.00   $    1.80   $    1.84
                                                                 ==========  ==========  ==========

  DILUTED
    Income before extraordinary gains and cumulative effect
      of accounting change. . . . . . . . . . . . . . . . . . .  $    2.01   $    1.76   $    1.83
                                                                 ==========  ==========  ==========
    Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $    1.99   $    1.79   $    1.83
                                                                 ==========  ==========  ==========








See  Notes  to  Consolidated  Financial  Statements.

CONSOLIDATED  BALANCE  SHEET
Kimberly-Clark  Corporation  and  Subsidiaries


                                                                    December 31
                                                                 -----------------
(Millions  of  dollars)               ASSETS                     1998        1997
----------------------------------------------------------------------------------
                                                       (As Restated - See Note 17)


CURRENT ASSETS

  Cash and cash equivalents . . . . . . . . . . . . . . .    $   144.0   $    90.8

  Accounts receivable . . . . . . . . . . . . . . . . . .      1,465.2     1,606.3

  Inventories . . . . . . . . . . . . . . . . . . . . . .      1,283.8     1,319.5

  Deferred income taxes . . . . . . . . . . . . . . . . .        375.3       327.7

  Prepaid expenses and other. . . . . . . . . . . . . . .        117.5       130.8
                                                            ----------   ---------

    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .      3,385.8     3,475.1

PROPERTY

  Land and timberlands. . . . . . . . . . . . . . . . . .        161.1       200.4

  Buildings . . . . . . . . . . . . . . . . . . . . . . .      1,673.1     1,465.7

  Machinery and equipment . . . . . . . . . . . . . . . .      8,461.2     7,661.1

  Construction in progress. . . . . . . . . . . . . . . .        264.6       365.5
                                                            ----------   ---------

                                                              10,560.0     9,692.7

  Less accumulated depreciation . . . . . . . . . . . . .      4,561.9     3,932.3
                                                            ----------   ---------

    NET PROPERTY. . . . . . . . . . . . . . . . . . . . .      5,998.1     5,760.4

INVESTMENTS IN EQUITY COMPANIES . . . . . . . . . . . . .        813.1       567.7

ASSETS HELD FOR SALE. . . . . . . . . . . . . . . . . . .        109.5       280.0

GOODWILL, NET OF ACCUMULATED AMORTIZATION . . . . . . . .        589.4       594.8

OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . .        791.9       739.1
                                                            ----------   ---------

                                                             $11,687.8   $11,417.1
                                                             =========   =========





See  Notes  to  Consolidated  Financial  Statements.




                                                                                   December  31
                                                                              --------------------
                        LIABILITIES  AND  STOCKHOLDERS'  EQUITY                  1998         1997
--------------------------------------------------------------------------------------------------
                                                                  (As  Restated  -  See  Note  17)



CURRENT LIABILITIES

  Debt payable within one year. . . . . . . . . . . . . . . . . . . . . . .  $   635.4   $   663.1

  Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      663.0       747.1

  Other payables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      340.2       302.3

  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,419.1     1,314.6

  Accrued income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .      570.9       416.8

  Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      135.5       131.4
                                                                             ----------  ----------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .    3,764.1     3,575.3

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,068.2     1,803.9

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS . . . . . . . . . . . . .      899.9       887.1

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . .      721.6       643.0

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES. . . . . . . . . . . . . . . . .      202.5       167.5


STOCKHOLDERS' EQUITY

  Preferred stock - no par value - authorized 20.0 million shares,
    none issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -           -

  Common stock - $1.25 par value - authorized 1.2 billion shares;
    issued 568.6 million shares at December 31, 1998 and 1997 . . . . . . .      710.8       710.8

  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .       86.3       113.3

  Common stock held in treasury, at cost - 30.3 million and 12.3 million
    shares at December 31, 1998 and 1997, respectively. . . . . . . . . . .   (1,454.7)     (617.1)

  Accumulated other comprehensive income (loss) . . . . . . . . . . . . . .     (964.3)     (966.6)

  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,653.4     5,099.9
                                                                             ----------  ----------

    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . . .    4,031.5     4,340.3
                                                                             ----------  ----------

                                                                             $11,687.8   $11,417.1
                                                                             ==========  ==========

CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
Kimberly-Clark  Corporation  and  Subsidiaries




                         Common Stock                                   Accumulated
                            Issued        Additonal Treasury Stock           Other                     Total
(Millions of dollars    ------------------ Paid-In -------------------  Comprehensive    Retained Stockholders'   Comprehensive
except  share  amounts)   Shares    Amount Capital  Shares      Amount  Income (Loss)     Earnings    Equity          Income
----------------------- ------------------------------------------------------------------------------------------------------
                                                                                              (As  Restated  -  See  Note  17)
                                                                                        --------------------------------------

Balance at
  December 31, 1995. . .564,560,236 $705.8 $ 66.1   2,959,448  $ (74.9)  $(668.6)       $4,112.9     $4,141.3
Shares issued for the
  exercise of stock
  options and awards . .  4,036,574    5.0   70.6  (6,688,178)    209.3        -               -        284.9
Shares purchased for
  treasury . . . . . . .          -      -      -   8,951,924    (348.8)       -               -       (348.8)
Comprehensive income:
  Net income (As
    Restated - See
    Note 17) . . . . . .          -      -      -           -         -        -         1,035.4      1,035.4      $1,035.4
  Other comprehensive
    income (loss):
      Unrealized
        translation
        adjustments. . .          -      -      -           -         -    (16.3)              -        (16.3)        (16.3)
      Minimum pension
        liability
        adjustment . . .          -      -      -           -         -     17.5               -         17.5          17.5
                                                                                                                  ---------
Comprehensive
  income . . . . . . . .          -      -      -           -         -        -               -            -      $1,036.6
                                                                                                                  =========
Dividends declared on
  common shares. . . . .          -      -      -           -         -        -          (519.0)      (519.0)
                        ----------- ------ ------- -----------  -------- --------       ---------    ---------
Balance at
  December 31, 1996. . .568,596,810  710.8  136.7   5,223,194    (214.4)  (667.4)        4,629.3      4,595.0
Shares issued for the
  exercise of stock
  options and awards . .          -      -  (18.2) (2,434,504)     88.2        -               -         70.0
Shares purchased for
  treasury . . . . . . .          -      -      -  18,143,208    (910.6)       -               -       (910.6)
Shares issued for the
  acquisition of Tecnol.          -      -   (5.2) (8,681,530)    419.7        -               -        414.5
Comprehensive income:
  Net income (As
    Restated - See
    Note 17) . . . . . .          -      -      -           -         -        -         1,002.9      1,002.9      $1,002.9
  Other comprehensive
    income (loss):
      Unrealized
        translation
        adjustments. . .          -      -      -           -         -   (296.4)              -       (296.4)       (296.4)
      Minimum pension
        liability
        adjustment . . .          -      -      -           -         -     (2.8)              -         (2.8)         (2.8)
                                                                                                                   ---------
Comprehensive
  income . . . . . . . .          -      -      -           -         -        -               -            -       $  703.7
                                                                                                                   =========
Dividends declared on
  common shares. . . . .          -      -      -           -         -        -          (532.3)      (532.3)
                        -----------  ------ -----  ----------   ----------  --------   ---------      -------
Balance at
  December 31, 1997. . .568,596,810  710.8  113.3  12,250,368    (617.1)  (966.6)        5,099.9      4,340.3


                         Common Stock                                   Accumulated
                            Issued        Additonal Treasury Stock           Other                     Total
(Millions of dollars    ------------------ Paid-In -------------------  Comprehensive    Retained Stockholders'   Comprehensive
except  share  amounts)   Shares    Amount Capital  Shares      Amount  Income (Loss)     Earnings    Equity          Income
----------------------- -------------------------------------------------------------------------------------------------------
                                                                                              (As  Restated  -  See  Note  17)
                                                                                         --------------------------------------

Shares issued for the
  exercise of stock                                                                                      55.1
  options and awards .             -     -  (27.0)  (1,643,718)    82.1           -            -
Shares purchased for
  treasury . . . . . .             -     -      -   19,732,752   (919.7)          -            -       (919.7)
Comprehensive income:
  Net income (As
    Restated - See
    Note 17) . . . . .             -     -      -            -                    -      1,103.1      1,103.1       $1,103.1
  Other comprehensive
    income (loss):
      Unrealized
        translation
        adjustments. .             -     -      -            -                  3.1            -          3.1            3.1
      Minimum pension
        liability
        adjustment . .             -     -      -            -                  (.8)           -          (.8)           (.8)
                                                                                                                   ----------
Comprehensive
  income . . . . . . .             -     -      -            -                    -            -            -       $1,105.4
                                                                                                                   ==========
Dividends declared on
  common shares. . . .             -     -      -            -                    -       (549.6)      (549.6)
                         ----------- ------ -----   ---------- ----------   --------    ---------     -------
Balance at
  December 31, 1998. .   568,596,810 $710.8 $86.3   30,339,402 $(1,454.7)   $(964.3)    $5,653.4      4,031.5
                         =========== ====== =====   ========== ==========   ========    =========     ========



See  Notes  to  Consolidated  Financial  Statements.

CONSOLIDATED  CASH  FLOW  STATEMENT
Kimberly-Clark  Corporation  and  Subsidiaries


                                                                       Year Ended December 31
                                                               ---------------------------------
(Millions  of  dollars)                                            1998        1997       1996
------------------------------------------------------------------------------------------------
                                                                (As  Restated  -  See  Note  17)


OPERATIONS
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,103.1   $ 1,002.9   $ 1,035.4
  Charges for business improvement and other programs
    Restructuring and other unusual charges . . . . . . . . .      111.8       349.5       275.7
    Other charges . . . . . . . . . . . . . . . . . . . . . .      180.7        91.2        11.1
  Cumulative effect of accounting change, net of income taxes       11.2           -           -
  Extraordinary gains, net of income taxes. . . . . . . . . .          -       (17.5)          -
  Mobile pulp mill fees and severances. . . . . . . . . . . .       42.3           -           -
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . .      594.5       528.5       704.1
  Goodwill amortization . . . . . . . . . . . . . . . . . . .       33.3        16.8        13.4
  Deferred income tax provision . . . . . . . . . . . . . . .       13.6        71.4       (92.3)
  Net gains on asset sales. . . . . . . . . . . . . . . . . .     (125.9)       (8.4)      (75.1)
  Equity companies' earnings in excess of dividends paid. . .      (15.1)      (62.1)     (100.2)
  Minority owners' share of subsidiaries' net income. . . . .       23.9        31.3        48.4
  Decrease (Increase) in operating working capital. . . . . .       63.6      (588.4)     (133.6)
  Pension funding in excess of expense. . . . . . . . . . . .      (45.9)      (10.2)      (16.8)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         .2         1.6         4.1
                                                               ----------  ----------  ----------

      CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . .    1,991.3     1,406.6     1,674.2
                                                               ----------  ----------  ----------

INVESTING
  Capital spending. . . . . . . . . . . . . . . . . . . . . .     (669.5)     (944.3)     (883.7)
  Acquisitions of businesses, net of cash acquired. . . . . .     (342.5)      (82.2)     (223.6)
  Proceeds from dispositions of property and businesses . . .      324.9       779.6       455.4
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      (11.3)      (58.9)       18.9
                                                               ----------  ----------  ----------

      CASH USED FOR INVESTING . . . . . . . . . . . . . . . .     (698.4)     (305.8)     (633.0)
                                                               ----------  ----------  ----------

FINANCING
  Cash dividends paid . . . . . . . . . . . . . . . . . . . .     (545.5)     (530.6)     (461.5)
  Net (decrease) increase in short-term debt. . . . . . . . .       (2.6)      355.3      (348.8)
  Increases in long-term debt . . . . . . . . . . . . . . . .      538.3       107.5        75.8
  Decreases in long-term debt . . . . . . . . . . . . . . . .     (319.1)     (253.8)     (321.2)
  Proceeds from exercise of stock options . . . . . . . . . .       38.3        49.2       207.9
  Acquisitions of common stock for the treasury . . . . . . .     (919.7)     (910.6)     (348.8)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      (29.4)       89.8        17.0
                                                               ----------  ----------  ----------

      CASH USED FOR FINANCING . . . . . . . . . . . . . . . .   (1,239.7)   (1,093.2)   (1,179.6)
                                                               ----------  ----------  ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . .  $    53.2   $     7.6   $  (138.4)
                                                               ==========  ==========  ==========

See  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Kimberly-Clark  Corporation  and  Subsidiaries


NOTE  1.      ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION  AND  RESTATEMENT

     The consolidated financial statements include the accounts of Kimberly-Clark Corporation and all subsidiaries that are more than 50 percent owned. Investments in nonconsolidated companies that are at least 20 percent owned are stated at cost plus equity in undistributed net income. These latter companies are referred to as equity companies. All significant intercompany transactions and accounts are eliminated in consolidation.

     Certain reclassifications have been made to conform prior year data to the current year presentation.

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingencies at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Differences from those estimates are recorded in the period they become known.

     Subsequent to the issuance of the Corporation's 1998 financial statements and the filing of its 1998 Form 10-K with the Securities and Exchange Commission (the "SEC"), and following extensive discussions with representatives of the SEC's Division of Corporation Finance concerning its review of the Corporation's financial statements, Kimberly-Clark concluded that it would restate its 1995, 1996, 1997, 1998 and first quarter
1999 financial statements and related disclosures. (See Notes 2, 3, 13, 14, 15, 16 and 17.)


INVENTORIES

     Most U.S. inventories are valued at cost on the Last-In, First-Out (LIFO) method for U.S. income tax purposes and for financial reporting purposes. The balance of the U.S. inventories and inventories of consolidated operations outside the U.S. are generally valued at the lower of cost, generally using the First-In, First-Out (FIFO) method, or market.


PROPERTY  AND  DEPRECIATION

     Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line or units-of-production method for financial reporting purposes and generally on an accelerated method for income tax purposes. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet and any gain or loss on the transaction is included in income.

GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     Goodwill is amortized on the straight-line method over various periods not exceeding 40 years. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability and, if warranted, impairment or adjustment of the period benefited would be recognized. Accumulated amortization of goodwill at December 31, 1998 and 1997 was $150.8 million and $94.1 million, respectively.


ADVERTISING  EXPENSE

     Advertising expense is comprised of media, agency and production expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. The Corporation uses no direct response advertising. Advertising expenses charged to income totaled $295.3 million in 1998, $306.6 million in 1997 and $284.9 million in 1996.


REVENUE  RECOGNITION

     Sales revenue is recognized at the time of product shipment to unaffiliated customers and appropriate provision is made for uncollectible accounts.


ENVIRONMENTAL  EXPENDITURES

     Environmental expenditures related to current operations that qualify as property, plant and equipment or which substantially increase the economic value or extend the useful life of an asset are capitalized, and all other expenditures are expensed as incurred. Environmental expenditures that relate to an existing condition caused by past operations are expensed as incurred. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or a commitment to a formal plan of action.


STOCK-BASED  COMPENSATION

     Compensation  cost  for  stock  options  and  awards is measured based on intrinsic  value  under  Accounting  Principles  Board  Opinion  ("APB")  25,
Accounting  for  Stock  Issued  to  Employees.    (See Note  8  to  the
Consolidated  Financial  Statements.)

ACCOUNTING  STANDARDS  CHANGES

     In 1998, the Corporation adopted the following Statements of Financial Accounting Standards ("SFAS"):

- SFAS 130, Reporting Comprehensive Income, which requires the components of comprehensive income to be disclosed in the financial statements.

- SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which requires disclosures of certain information about the Corporation's operating segments on a basis consistent with the way in which the Corporation is managed and operated.

- SFAS 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, which revises disclosures about pensions and other postretirement benefits and requires presentation of information about such plans in a standardized format.

     Adoption of these new standards required that the Corporation reclassify prior years' information and make certain new disclosures in the notes to the consolidated financial statements.

     In 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities, which requires that such costs be expensed as incurred. The Corporation's practice had been to record the costs of bringing significant new or expanded facilities into operation as deferred charges and to amortize them over periods of not more than five years. The Corporation adopted SOP 98-5 effective January 1, 1998, and restated 1998 first quarter results to record a pretax charge of $17.8 million, $11.2 million after taxes, or $.02 per share, as the cumulative effect of this accounting change. This change had no material effect on total costs and expenses for 1998.


NEW  PRONOUNCEMENTS

     In 1998, SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This standard, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than 2000. The Corporation is currently analyzing the effect of this standard and does not expect it to have a material effect on the Corporation's consolidated financial position, results of operations or cash flows.

     In 1998, AcSEC issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement, which becomes effective in 1999, requires that certain costs of developing or obtaining software for internal use be capitalized. The Corporation presently capitalizes most of the required costs, and consequently does not expect the statement to have a material effect on the Corporation's consolidated financial position, results of operations or cash flows.

NOTE  2.    BUSINESS  IMPROVEMENT  AND  OTHER  PROGRAMS

     The Corporation has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. These programs began in 1995, at the time of the merger with Scott Paper Company ("Scott"), and will be completed in 2000. A summary of these programs beginning with the 1995 program is set forth below.

1995  SCOTT  MERGER  AND  RESTRUCTURING  PLAN
---------------------------------------------

     In connection with the Scott merger, in December 1995, the Corporation announced a plan to restructure the combined operations and to accomplish other business improvement objectives (the "1995 Plan"). The 1995 Plan includes (i) the cost of plant rationalizations and employee terminations to eliminate duplicate facilities and excess capacity; (ii) disposition of facilities to comply with the merger-related decrees of the U.S. Justice Department and the European Commission; (iii) costs of terminating leases, contracts and other long-term agreements; (iv) the direct costs of the merger, including fees of investment bankers, outside legal counsel and accountants;
(v) impaired asset charges; and (vi) accelerated depreciation charges on assets that were to be disposed of but which were not to be immediately removed from operations.

     The original estimated pretax cost of the 1995 Plan was $1,440.0 million. It was ultimately accomplished at a pretax cost of $1,305.0 million, which was charged against earnings for the four years ended December 31, 1998, as summarized below:


                                                      Amounts  Charged  to  Earnings
                                            -------------------------------------------------------
 (Millions  of  dollars)                    1995        1996        1997       1998         Total
 -----------------------                   ------      ------      ------      ------      --------


Workforce reduction . . . . . . . . . . .  $109.0      $ 74.4      $32.5       $(3.5)      $  212.4
Write-downs of property, plant and
  equipment and other assets. . . . . . .   285.1        (8.0)      (3.6)          -          273.5
Contract settlements, lease terminations
  and other costs . . . . . . . . . . . .   111.1       298.8       30.7          .2          440.8
Merger fees and expenses. . . . . . . . .    83.4         2.2         .5           -           86.1
Asset impairments . . . . . . . . . . . .   225.7       (80.6)         -           -          145.1
Accelerated depreciation. . . . . . . . .       -       143.1        4.0           -          147.1
                                           ------     -------     ------      ------       --------

  Total pretax charge . . . . . . . . . .  $814.3      $429.9      $64.1       $(3.3)      $1,305.0
                                           ======     =======     ======       ======      ========

Income statement classification:
  Cost of products sold . . . . . . . . .  $    -      $154.2      $15.1       $ 1.7       $  171.0
  Restructuring and other unusual charges   814.3       275.7       49.0        (5.0)       1,134.0
                                           ------     -------     ------      ------       --------

  Total pretax charge . . . . . . . . . .  $814.3      $429.9      $64.1       $(3.3)      $1,305.0
                                           ======     =======     ======      ======       ========

     The effects of the 1995 Plan were included in operating profit by business segment and geography as follows:


                                            Year  Ended  December  31
                                          -------------------------------
(Millions  of  dollars)                    1996         1997        1998
-----------------------                   ------       ------      ------


By Business Segment:
  Tissue. . . . . . . . . . . . . . . .   $329.4       $60.5       $  .7
  Personal Care . . . . . . . . . . . .     77.0         1.9          .9
  Health Care . . . . . . . . . . . . .       .7         (.3)        (.8)
  Unallocated . . . . . . . . . . . . .     22.8         2.0        (4.1)
                                          ------       ------      ------

    Total pretax charge . . . . . . . .   $429.9       $64.1       $(3.3)
                                          ======      ======       ======

By Geography:
  North America . . . . . . . . . . . .   $228.5       $11.5       $(2.9)
  Outside North America . . . . . . . .    178.6        50.6         3.7
  Unallocated . . . . . . . . . . . . .     22.8         2.0        (4.1)
                                          ------      ------       ------

    Total pretax charge . . . . . . . .   $429.9       $64.1       $(3.3)
                                          ======      ======       ======



     The effects of the 1995 Plan decreased (increased) operating profit, net income and net income per share as follows:


                                                        Year  Ended  December  31
                                                       -----------------------------
(Millions  of dollars, except per share amounts)       1995     1996     1997   1998
------------------------------------------------       -----------------------------

Operating profit . . . . . . . . . . . . . . . . . .   $814.3   $429.9   $64.1  $(3.3)
Net income . . . . . . . . . . . . . . . . . . . . .    596.9    328.6    51.3    (.9)
Basic net income per share . . . . . . . . . . . . .     1.07      .58     .09      -



     The  principal  components  of  the  1995  Plan  were  as  follows:

- Workforce reduction comprises severance payments and termination benefits for approximately 4,200 duplicate staff and sales positions and workforce reductions in operations that were disposed of. These costs were charged to earnings in the period in which such employee severances and benefits were appropriately communicated.

- Write-downs of property, plant and equipment and other assets comprise write-downs of certain assets that became obsolete as a result of the merger, or which were no longer to be used, and the net book value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations.

- Contract settlements and lease terminations represent the estimated costs of terminating long-term leases for Scott's Wilmington, Delaware and Boca Raton, Florida office facilities, sales distributor contracts and an operating lease for a deinking facility related to a Scott tissue mill.

- Merger fees and expenses are comprised of the costs of investment bankers advising on the Scott merger, outside legal counsel engaged with respect to the merger and independent auditors for work on the joint proxy statement/prospectus and due diligence work concerning the merger. These costs were recorded at the time liabilities arose for these obligations.

- Asset impairments are for facilities or operations whose future cash flows were estimated to be insufficient to cover their carrying amounts. The most significant items are a Scott tissue facility in the U.S., one in Canada and a Scott pulp facility in Spain. The U.S. facility was written down to its estimated fair value, based on the Corporation's assessment of expected pretax future cash flows discounted at a rate commensurate with the risk involved. The pulp facility had estimated negative future cash flows (undiscounted), and consequently the mill was written down. The Canadian facility was impaired and planned to be sold, but, as explained in the "Modifications to the 1995 Plan" section, the mill was not sold, but rather the Corporation's ownership in the entity which owned the mill was sold at a gain.

- Accelerated depreciation has been recorded on facilities and other depreciable assets that were to be disposed of as part of the 1995 Plan but which were not immediately removed from operations. These assets were depreciated down to fair value by charges to cost of products sold over the remaining period of time that they remained in use.

- The 1995 Plan also contemplated disposals to comply with consent decrees of the U.S. Justice Department and the European Commission. These agreements required the sale of the Scott Baby Fresh baby wipes and Scotties facial tissue operations in the U.S. and the Kleenex Velvet bathroom tissue business in the United Kingdom and Ireland. Under the agreements, Scott's baby wipes mill in Dover, Delaware and a Kimberly-Clark tissue mill in Europe were to be sold, as well as up to two of four other tissue mills located in the U.S. During the second and third quarter of 1996, the regulatory disposals were accomplished, and the resulting net pretax gains were recorded in other income.

Modifications  to  the  1995  Plan
----------------------------------

     Certain aspects of the Corporation's original plans for integrating the organizations and accomplishing the objectives of the 1995 Plan were modified. These modifications were charged to earnings in the period in which they became known. The most significant modifications are described below:

- Plans to eliminate duplicate facilities, excess assets and certain other assets were revised due to a fundamental change in plans in 1996 with respect to disposal of a Canadian tissue facility owned by Scott Paper Limited ("SPL"), a 50.1 percent-owned subsidiary. Prior to the merger with Scott, the Corporation entered into an agreement with the Canadian Bureau of Competition Policy (the "Bureau") in which the Corporation agreed not to manage SPL and to hold SPL separate until agreement was reached on required divestitures in Canada. The Corporation had originally planned to acquire the outstanding minority interest in SPL and subsequently eliminate excess Canadian tissue-making capacity. After the merger, the Corporation was advised by the Bureau that it would have to dispose of additional SPL brands and associated facilities. During the time the Corporation was assessing the impact of the additional divestitures, the market price of SPL's publicly held shares increased substantially in anticipation of the Corporation's potential bid to acquire the remaining SPL shares. As a consequence of this increased cost and the unfavorable impact of the divestitures required to merge the Corporation's Canadian operations, management decided to sell its interest in SPL. Because the SPL sale was expected to result in a gain, $83.6 million primarily related to the reserve for asset impairments was no longer needed and was reversed to earnings in 1996.

- In 1996, estimated deductions to be taken by certain Scott customers for 1995 promotional rebates and cooperative advertising in the consumer business, and accrued costs for unprofitable contract business in the away-from-home business were determined to be underestimated. In addition, during 1996, management decided to approve certain promotional allowances claimed by certain Scott customers in the away-from-home business. These changes in estimates, which are shown as "other costs" on the foregoing summary, resulted in $122.4 million and $12.9 million being charged to earnings in 1996 and 1997, respectively, at the time such changes in estimates became known.

- In the first quarter of 1996, the European Commission required the Corporation to sell its tissue mill in Prudhoe, England, and certain consumer tissue businesses in the United Kingdom and Ireland. These disposals were completed in the third quarter of 1996. During the time the Prudhoe facility and related businesses were being marketed, management conducted more in-depth studies and evaluations of a number of the
    European facilities it had originally planned to close or divest. As a result, management decided to restructure certain European operations. Management decided to consolidate the Corporation's feminine care products production at its Forchheim mill in Germany and close a feminine care products mill in Veenendaal, Netherlands. In addition, management restructured its tissue mill in Larkfield, England and downsized other facilities in Flensburg and Koblenz, Germany and Gennep,
    Netherlands.    These  changes  resulted in employee severance costs,
    facility integration costs and accelerated depreciation charges, which were charged to earnings in 1996.

- In 1996, costs of integrating facilities and operations, primarily in the U.S., were charged to 1996 earnings as incurred and shown as "other costs" in the foregoing summary.

     Set forth below is a summary of the types and amounts of charges that were recognized as accrued expenses for the 1995 Plan together with the cash payments made against such accruals for the three years ended December 31, 1998.


                                                                        1996
                                                               ----------------------
                                                 Balance       Charges                    Balance
(Millions  of  dollars)                          12/31/95      (Credits)     Payments     12/31/96
-----------------------                          --------      ---------     --------     --------


Workforce severance . . . . . . . . . . . . . .  $ 74.4        $ 74.4        $(113.9)     $ 34.9
Asset removal costs . . . . . . . . . . . . . .     9.9          19.9          (16.8)       13.0
Contract settlement and lease termination costs   127.7         (27.9)         (34.1)       65.7
Other costs . . . . . . . . . . . . . . . . . .    14.0         118.2          (50.7)       81.5
                                                 ------       -------        --------     ------

                                                 $226.0        $184.6        $(215.5)     $195.1
                                                 ======       =======        ========     ======




                                                                        1997
                                                               ----------------------
                                                 Balance       Charges                    Balance
(Millions  of  dollars)                          12/31/96      (Credits)     Payments     12/31/97
-----------------------                          --------      ---------     --------     --------


Workforce severance . . . . . . . . . . . . . .  $ 34.9        $ 32.5        $ (59.3)     $ 8.1
Asset removal costs . . . . . . . . . . . . . .    13.0          (1.6)          (9.5)       1.9
Contract settlement and lease termination costs    65.7         (24.2)         (14.4)      27.1
Other costs . . . . . . . . . . . . . . . . . .    81.5         (28.6)         (43.8)       9.1
                                                 ------       -------       --------      -----

                                                 $195.1        $(21.9)       $(127.0)     $46.2
                                                 ======        =======       ========     =====



                                                                        1998
                                                               ----------------------
                                                 Balance       Charges                    Balance
(Millions  of  dollars)                          12/31/97      (Credits)     Payments     12/31/98
-----------------------                          --------      ---------     --------     --------


Workforce severance . . . . . . . . . . . . . .  $ 8.1         $ (3.5)       $ (4.6)       $   -
Asset removal costs . . . . . . . . . . . . . .    1.9              -          (1.9)           -
Contract settlement and lease termination costs   27.1           (6.1)         (5.7)        15.3
Other costs . . . . . . . . . . . . . . . . . .    9.1           (1.4)         (7.0)          .7
                                                 -----         -------       -------       -----

                                                 $46.2         $(11.0)       $(19.2)       $16.0
                                                 =====         =======       =======       =====




1997  PLAN
----------

     On November 21, 1997, the Corporation announced a restructuring plan (the "1997 Plan"). The plan includes the sale, closure or downsizing of 17 manufacturing facilities worldwide and a workforce reduction of approximately 4,800 employees. The estimated pretax cost of the 1997 Plan was $679.5 million. The Corporation recorded $414.2 million of such cost in 1997. In 1998, the Corporation recorded $250.8 million of such cost at the time the costs became accruable under appropriate accounting principles, including accelerated depreciation charged to cost of products sold on assets that were to be disposed of but which remained or will remain in use until disposed of in 1999 and 2000. The remaining $14.5 million of the cost of the 1997 Plan will be recorded as accelerated depreciation expense over the remaining useful lives of such assets.

     The charges under the 1997 Plan for the two years ended are summarized below:



                                                               Amounts  Charged
                                                                 to  Earnings
                                                              -------------------
(Millions  of  dollars)                                         1997       1998
-----------------------                                        ------     ------


Workforce related . . . . . . . . . . . . . . . . . . . . . .  $ 35.4     $ 53.2
Write-downs of property, plant and equipment and other assets    93.6       56.2
Contract settlements, lease terminations and other costs. . .    64.2       31.3
Asset impairments . . . . . . . . . . . . . . . . . . . . . .   187.4       31.3
Accelerated depreciation. . . . . . . . . . . . . . . . . . .    33.6       78.8
                                                               ------     ------

    Total pretax charge . . . . . . . . . . . . . . . . . . .  $414.2     $250.8
                                                               ======     ======

Income statement classification:
  Cost of products sold . . . . . . . . . . . . . . . . . . .  $113.7     $134.0
  Restructuring and other unusual charges . . . . . . . . . .   300.5      116.8
                                                               ------     ------

    Total pretax charge . . . . . . . . . . . . . . . . . . .  $414.2     $250.8
                                                               ======     ======

     The costs of the 1997 Plan were included in operating profit by business segment and geography as follows:

                                                                 Year  Ended
                                                                 December  31
                                                             ------------------
                                                              1997        1998
                                                             ------      ------


By Business Segment
  Tissue. . . . . . . . . . . . . . . . . . . . . . . . . .  $324.4      $149.3
  Personal Care . . . . . . . . . . . . . . . . . . . . . .    72.8        87.6
  Health Care and Other . . . . . . . . . . . . . . . . . .     8.7        13.2
  Unallocated . . . . . . . . . . . . . . . . . . . . . . .     8.3          .7
                                                             ------      ------

  Total pretax charge. . . . . . . . . . .. . . . . . . . .  $414.2      $250.8
                                                             ======      ======

By Geography:
  North America . . . . . . . . . . . . . . . . . . . . . .  $181.5      $160.9
  Outside North America . . . . . . . . . . . . . . . . . .   224.4        89.2
  Unallocated . . . . . . . . . . . . . . . . . . . . . . .     8.3          .7
                                                             ------      ------

  Total pretax charge . . . . . . . . . . . . . . . . . . .  $414.2      $250.8
                                                             ======      ======



     Charges under the 1997 Plan reduced operating profit, net income and net income per share as follows:


                                                                 Year  Ended
                                                                 December  31
                                                             ------------------
(Millions  of  dollars,  except  per  share  amounts)         1997        1998
-----------------------------------------------------        ------      ------


Operating profit . . . . . . . . . . . . . . . . . . . . .   $414.2      $250.8
Net income . . . . . . . . . . . . . . . . . . . . . . . .    315.0       178.9
Basic net income per share . . . . . . . . . . . . . . . .      .57         .33



     The  principal  components  of  the  1997  Plan  were  as  follows:

- The sale, closure or downsizing of 17 manufacturing facilities worldwide, 12 of which have been closed or downsized through December 31, 1998. These actions will result in the consolidation of the Corporation's manufacturing operations into fewer, larger and more efficient facilities and eliminate excess production capacity of high-cost tissue manufacturing capacity in North America and Europe. Five facilities are expected to be disposed of by the third quarter of 1999, the largest of which is a tissue manufacturing facility in Gennep, Netherlands, which was closed in March 1999.

- A workforce reduction of approximately 4,800 employees. Through December 31, 1998, a total workforce reduction of 3,700 has been realized. These costs were charged to earnings in the period in which such employee severances and benefits were appropriately communicated. Approximately 1,100 additional employees are expected to be notified of their termination benefits in 1999 and 2000, and the associated costs will be charged to earnings at that time.

- The write-down of property, plant and equipment and other assets not used in the restructured manufacturing operations, the elimination of excess manufacturing capacity, and the write-down of certain inventories in restructured operations and other assets.

- The elimination of certain of the Corporation's facilities and capacity which became excessive as a result of the combination of the Corporation's health care operations with those of Tecnol Medical Products, Inc. ("Tecnol").

-    Contract  terminations  and  other  costs.

- Recording accelerated depreciation on facilities and other depreciable assets that were to be disposed of as part of the 1997 Plan but which were not immediately removed from operations. Such facilities and other depreciable assets were or are being depreciated down to fair value by charges to cost of products sold over the remaining period of time that they remained or will remain in use.

Modifications  to  the  1997  Plan
----------------------------------

     Certain aspects of the 1997 Plan have been modified, the most significant of which are described below:

- In addition to the original 17 facilities in 1998, management committed to a plan to close a tissue manufacturing facility in order to continue to align capacity with demand. The facility, the name of which has not yet been announced publicly, will be closed by the end of 2000. Based on this disposal plan, the facility became an impaired asset because its cash flows from use and disposal were insufficient to cover the carrying amount of the asset. Consequently, a charge to earnings of $26.8 million was recorded in the fourth quarter of 1998.

- Also in 1998, management established reserves by charges to 1998 earnings to cover other qualifying programs that had either been underestimated in 1997 or were extensions of such programs, the largest item being a $12.1 million charge for the write-down of European feminine care equipment removed from service.

     Set forth below is a summary of the types and amounts of charges that were recognized as accrued expenses for the 1997 Plan together with cash payments made against such accruals for the two years ended
 December 31, 1998.



                                Charges                  Balance       Charges                  Balance
(Millions  of  dollars)         in 1997     Payments     12/31/97      in 1998     Payments     12/31/98
-----------------------         -------     --------     --------      -------     --------     --------




Workforce severance . . . . .   $35.4       $(3.3)       $32.1         $53.2       $(42.6)      $ 42.7
Asset removal costs . . . . .    17.2           -         17.2            .3         (4.8)        12.7
Environmental costs and lease
  contract terminations . . .    32.3        (0.2)        32.1          23.2        (15.1)        40.2
Other costs . . . . . . . . .    14.7        (5.5)         9.2           7.8         (1.6)        15.4
                                -----       ------       -----         -----       -------      ------

                                $99.6       $(9.0)       $90.6         $84.5       $(64.1)      $111.0
                                =====       ======       =====         =====       =======      ======



1998  PLANS
-----------

1998  Facilities  Charge
------------------------

     In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada, shut down and dispose of a tissue machine in Thailand and write down certain excess feminine care production equipment in North America. Of the $124.0 million aggregate cost of the facilities consolidation plan (the "1998 Facilities Charge"), $49.1 million was recorded in 1998. The remaining $74.9 million of total costs of the plan, primarily related to a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, will be recorded as accelerated depreciation expense and employee severance costs in 1999 and 2000.

     Included in the 1998 Facilities Charge was $2.8 million for accelerated depreciation related to the 1999 closure of a diaper facility in Canada. Related employee severance costs of $11.1 million also were recorded as part of the 1998 Facilities Charge for approximately 450 employees who were notified prior to December 31, 1998 of the Corporation's plans to terminate their employment. Asset write-downs to estimated fair value and inventory losses associated with the diaper facility shutdown and capacity alignment totaling $35.2 million also were included in the 1998 Facilities Charge.

     The 1998 Facilities Charge, which was charged to cost of products sold, reduced 1998 operating profit $49.1 million, and net income $34.1 million, or $.06 per share. Approximately 70 percent of the pretax charge relates to the Personal Care segment and 30 percent relates to the Tissue segment. The employee severance costs and other cash costs of closures and consolidations of $18.8 million are included in other accrued expenses at December 31, 1998.

Write-down  of  Certain  Intangible  and  Other  Assets
-------------------------------------------------------

- During the third quarter of 1998, the Corporation completed an impairment review of its intangible assets, such as trademarks and goodwill. Impairment is deemed to exist whenever the undiscounted estimated future cash flows are less than the carrying amount of such intangible assets. Impairment losses are measured by the difference between the asset carrying amount and the present value of the estimated future cash flows. As a result of the review, the carrying amounts of trademarks and unamortized goodwill of certain European businesses were determined to be impaired and were written down. These write-downs, which were charged to general expense, reduced 1998 operating profit $70.2 million and net income $57.1 million, or $.10 per share.

- During the third quarter of 1998, the Corporation completed a technology review of its personal computers ("PCs") which demonstrated that
    (i) PCs have reduced economic lives as a consequence of rapid technological improvements, (ii) more sophisticated software applications require more powerful PCs, and (iii) most of the Corporation's PCs acquired prior to 1997 were technologically obsolete. Consequently, the Corporation concluded that its previous practice of capitalizing the costs of PCs and depreciating them over five years should be modified. Accordingly, the Corporation began depreciating the cost of all newly acquired PCs over two years. In recognition of the change in estimated useful lives, PC assets with a remaining net book value of $16.6 million became subject to accelerated depreciation charges of $2.1 million, $8.3 million and $6.2 million in 1998, 1999 and 2000, respectively. The effect of accelerated depreciation for 1998, together with $8.8 million of charges for write-downs of other assets and a loss on a pulp contract, reduced
    1998 operating profit $11.0 million and net income $7.6 million, or $.01 per share. Of the $11.0 million, $6.8 million was charged to cost of products sold and $4.2 million was charged to general expense.

- Approximately 91 percent of the write-down of certain intangible and other assets and accelerated depreciation on PCs described above relates to the Personal Care segment and 9 percent relates to the Tissue segment.

OTHER  INFORMATION

     During 1997 and 1998, in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, depreciation expense was suspended on facilities included in the 1997 Plan that were held for disposal. Depreciation for these facilities would have been $7.5 million in 1998 and $3.3 million in 1997.

     In addition, during 1997 and 1998, in accordance with SFAS 121, depreciation was suspended on certain pulp producing facilities and the depreciable property of SPL that were held for disposal or disposed of. Depreciation for these facilities would have been $23.8 million in 1998 and $47.3 million in 1997. The lower amount of suspended depreciation in 1998 versus 1997 was a result of the sale of a noncore pulp and newsprint facility located in Coosa Pines, Alabama ("Coosa") in March 1997, the sale of SPL in June 1997 and the reclassification of the New Glasgow, Nova Scotia and the Terrace Bay, Ontario pulp manufacturing facilities from assets held for sale to property during 1998.

NOTE  3.      INCOME  TAXES

     An  analysis  of  the  provision  for  income  taxes  follows:


                                                                  Year Ended December 31
                                                                 ------------------------
(Millions  of  dollars)                                           1998     1997     1996
-----------------------                                          ------   ------   ------


Current income taxes:
  United States . . . . . . . . . . . . . . . . . . . . . . . .  $402.0   $423.9   $481.2
  State . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26.8     96.7     68.8
  Other countries . . . . . . . . . . . . . . . . . . . . . . .    79.8    104.6    118.3
                                                                 -------  -------  -------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . .   508.6    625.2    668.3
                                                                 -------  -------  -------

Deferred income taxes:
  United States . . . . . . . . . . . . . . . . . . . . . . . .    39.8    (29.3)   (45.4)
  State . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5.5    (49.5)   (23.9)
  Other countries . . . . . . . . . . . . . . . . . . . . . . .   (38.3)   (14.7)   (23.0)
                                                                 -------  -------  -------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . .     7.0    (93.5)   (92.3)
                                                                 -------  -------  -------

Total provision for income taxes. . . . . . . . . . . . . . . .   515.6    531.7    576.0

Less income taxes related to:

  Extraordinary gains . . . . . . . . . . . . . . . . . . . . .       -     38.4        -

  Cumulative effect of accounting change. . . . . . . . . . . .    (6.6)       -        -
                                                                 -------  -------  -------

Total provision excluding income taxes related to extraordinary
  gains and cumulative effect of accounting change. . . . . . .  $522.2   $493.3   $576.0
                                                                 =======  =======  =======






     Income before income taxes is classified in the Consolidated Income Statement as follows:


                                                                  Year Ended December 31
                                                                ------------------------
(Millions  of  dollars)                                          1998     1997     1996
-----------------------                                         ------   ------   ------


Income Before Extraordinary Gains and Cumulative Effect of
  Accounting Change:
    United States. . . . . . . . . . . . . . . . . . . . .    $1,455.6  $1,291.6  $1,370.1
    Other countries. . . . . . . . . . . . . . . . . . . .        67.7      61.1     137.3
                                                              --------  --------  --------
                                                              $1,523.3  $1,352.7  $1,507.4
                                                              ========  ========  ========
Extraordinary Gains:
  United States. . . . . . . . . . . . . . . . . . . . . .    $      -  $   55.9  $      -
                                                              ========  ========  ========

Cumulative Effect of Accounting Change:
  United States. . . . . . . . . . . . . . . . . . . . . .  $    (17.2) $      -  $      -
  Other countries. . . . . . . . . . . . . . . . . . . . .         (.6)        -         -
                                                            ----------  --------  --------
                                                            $    (17.8) $      -  $      -
                                                            ==========  ========  ========

------
NOTE  3.      (Continued)

     Deferred  income  tax assets (liabilities) are composed of the following:


                                                                         December 31
                                                                      -----------------
(Millions  of  dollars)                                                1998       1997
-----------------------                                               ------     ------


Current deferred income tax assets attributable to:

  Advertising and promotion accruals . . . . . . . . . . . . . . . .  $  29.7   $  37.7
  Pension, postretirement and other employee benefits. . . . . . . .     92.0      80.2
  Other accrued expenses, including those related to the 1998,
    1997 and 1995 Plans. . . . . . . . . . . . . . . . . . . . . . .    210.4     170.9
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     48.0      40.7
  Valuation allowances . . . . . . . . . . . . . . . . . . . . . . .     (4.8)     (1.8)
                                                                      --------  --------

Net current deferred income tax asset. . . . . . . . . . . . . . . .  $ 375.3   $ 327.7
                                                                      ========  ========

Noncurrent deferred income tax assets (liabilities) attributable to:

  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . .  $(931.9)  $(868.8)
  Income tax loss carryforwards. . . . . . . . . . . . . . . . . . .    337.8     280.4
  Other postretirement benefits. . . . . . . . . . . . . . . . . . .    280.2     287.3
  Installment sales. . . . . . . . . . . . . . . . . . . . . . . . .   (137.9)   (137.9)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2.7)     (2.8)
  Valuation allowances . . . . . . . . . . . . . . . . . . . . . . .   (267.1)   (201.2)
                                                                      --------  --------

Net noncurrent deferred income tax liability . . . . . . . . . . . .  $(721.6)  $(643.0)
                                                                      ========  ========



     Valuation allowances for deferred income tax assets increased by $68.9 million in 1998 and $28.7 million in 1997. Valuation allowances at the end of 1998 relate to the potentially unusable portion of income tax loss carryforwards of $909.7 million in jurisdictions outside the United States. If not utilized against taxable income, $310.8 million of the loss carryforwards will expire from 1999 through 2008. The remaining $598.9 million has no expiration date.

     Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets, net of applicable valuation allowances, will be realized. The amount of the deferred tax assets considered realizable could be reduced or increased if estimates of future taxable income during the carryforward period are reduced or increased.

     Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the provision for income taxes excluding income taxes applicable to extraordinary gains and cumulative effect of an accounting change.


                                                           Year Ended December 31
                                       -------------------------------------------------------------------
                                              1998                     1997                  1996
                                       -------------------     --------------------     ------------------
(Millions  of  dollars)                AMOUNT      PERCENT     Amount       Percent     Amount     Percent
-----------------------                -------------------------------------------------------------------


Income before income taxes:
  As restated. . . . . . . . . . . .   $1,523.3                $1,352.7                 $1,507.4
  Add back charges for business
    improvement and other programs
    and the Mobile pulp mill fees
    and severances. . . . . . . . .       420.1                   478.3                    429.9
                                       --------                --------                ---------
      Income before income taxes
        excluding the above charges.   $1,943.4                $1,831.0                 $1,937.3
                                       ========                ========                =========

Tax at U.S. statutory rate(a). . . .   $  680.2       35.0 % $    640.9       35.0 %      $678.1     35.0 %
State income taxes, net of federal
  tax benefit. . . . . . . . . . . .       30.0        1.5         35.3        1.9          34.9      1.8
Operating losses for which no tax
  benefit was recognized, net of
  operating losses realized. . . . .       24.4        1.3         22.0        1.2          10.0       .5
Other - net. . . . . . . . . . . . .      (96.1)      (4.9)       (97.2)      (5.3)        (47.4)    (2.4)
                                       --------  ---------    ---------    -------       -------  -------

                                          638.5       32.9 %      601.0       32.8 %       675.6     34.9 %
                                                 =========                 =======                =======
Tax benefit of the charges for
  business improvement and other
  programs(b). . . . . . . . . . . .     (116.3)     (27.7)%     (107.7)     (22.5)%       (99.6)   (23.2)%
                                       --------  =========    ---------    =======       -------  =======

Provision for income taxes . . . . .   $  522.2       34.3 %   $  493.3       36.5 %      $576.0     38.2 %
                                       ========  =========    =========    =======       =======  =======



(a) Tax at U.S. statutory rate is based on income before income taxes excluding the charges for business improvement and other programs and the Mobile pulp mill fees and severances of $420.1 million, $478.3 million and $429.9 million in 1998, 1997 and 1996, respectively. The tax benefits of such programs are shown elsewhere in the table.

(b) The effective rates for the tax benefits attributable to the charges for business improvement programs and the Mobile pulp mill fees and severances are lower than the U.S. statutory rate of 35.0 percent primarily because no tax benefits were provided for certain costs related to operations in countries in which the Corporation has income tax loss carryforwards for which valuation allowances have been provided.

     At December 31, 1998, income taxes have not been provided on approximately $1.6 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $130 million would be payable upon remittance of all previously unremitted earnings at December 31, 1998.

NOTE  4.    POSTRETIREMENT  AND  OTHER  BENEFITS

     The Corporation and its subsidiaries in North America and the United Kingdom have defined benefit and/or defined contribution retirement plans covering substantially all regular employees. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. For plans in North America and the United Kingdom, the funding policy is to contribute assets that, at a minimum, fully fund the accumulated benefit obligation, subject to regulatory and tax deductibility limits. The policy for the remaining defined benefit plans, which are composed primarily of pension or termination pay plans outside North America and nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code, is to fund them based on legal requirements, tax considerations, customary business practices in such countries and investment opportunities.

     Substantially all retired employees of the Corporation and its North American subsidiaries and certain international employees are covered by health care and life insurance benefit plans. Benefits are based on years of service and age at retirement. The plans are principally noncontributory for employees who retired before 1993, and are contributory for most employees who retire in 1993 or after. Certain U.S. plans limit the Corporation's cost of future annual per capita retiree medical benefits to no more than 200 percent of the 1992 annual per capita cost. Certain other U.S. plans limit the Corporation's future cost for retiree medical benefits to a defined annual per capita medical cost.

     Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below.



                                                       Pension  Benefits     Other  Benefits
                                                       -----------------  ---------------------
                                                              Year  Ended  December  31
                                                       -----------------------------------------
(Millions  of  dollars)                                 1998      1997      1998       1997
-----------------------                                ------    ------    ------     ------


CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year. . . . . .  $3,623.2   $3,394.7   $ 638.0   $ 631.8
  Service cost . . . . . . . . . . . . . . . . . . .      69.2       72.6      11.8      10.7
  Interest cost. . . . . . . . . . . . . . . . . . .     247.1      246.7      44.2      44.9
  Participants' contributions. . . . . . . . . . . .       8.3        7.6       4.0       4.8
  Amendments . . . . . . . . . . . . . . . . . . . .       9.5       20.4         -         -
  Actuarial loss . . . . . . . . . . . . . . . . . .     171.8      275.9      27.5      12.2
  Acquisitions . . . . . . . . . . . . . . . . . . .       1.5         .8         -         -
  Divestments. . . . . . . . . . . . . . . . . . . .         -      (96.6)        -      (1.6)
  Curtailments . . . . . . . . . . . . . . . . . . .      (8.4)       (.1)     (2.6)     (7.5)
  Special termination benefits . . . . . . . . . . .       5.0        1.7         -         -
  Currency exchange rate effects . . . . . . . . . .      (2.3)     (59.2)     (2.0)     (1.2)
  Benefit payments . . . . . . . . . . . . . . . . .    (257.4)    (241.3)    (62.3)    (56.1)
                                                      ---------  ---------  --------  --------

  Benefit obligation at end of year. . . . . . . . .   3,867.5    3,623.2     658.6     638.0
                                                      ---------  ---------  --------  --------

CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year . .   3,619.9    3,343.2         -         -
  Actual return on plan assets . . . . . . . . . . .     525.7      502.4         -         -
  Employer contributions . . . . . . . . . . . . . .      24.5       30.7      58.3      51.3
  Participants' contributions. . . . . . . . . . . .       8.3        7.6       4.0       4.8
  Currency exchange rate effects . . . . . . . . . .     (11.3)     (31.6)        -         -
  Benefit payments . . . . . . . . . . . . . . . . .    (239.9)    (232.4)    (62.3)    (56.1)
                                                      ---------  ---------  --------  --------

  Fair value of plan assets at end of year . . . . .   3,927.2    3,619.9         -         -
                                                      ---------  ---------  --------  --------

FUNDED STATUS
  Funded status at end of year . . . . . . . . . . .      59.7       (3.3)   (658.6)   (638.0)
  Unrecognized net actuarial loss (gain) . . . . . .       9.5       53.1     (68.0)    (98.1)
  Unrecognized transition amount . . . . . . . . . .     (15.3)     (16.8)        -         -
  Unrecognized prior service cost. . . . . . . . . .      64.2       52.7     (17.7)    (19.8)
                                                      ---------  ---------  --------  --------

  Net amount recognized. . . . . . . . . . . . . . .  $  118.1   $   85.7   $(744.3)  $(755.9)
                                                      =========  =========  ========  ========

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
  Prepaid benefit cost . . . . . . . . . . . . . . .  $  228.8   $  178.9   $     -   $     -
  Accrued benefit cost . . . . . . . . . . . . . . .    (139.6)    (122.9)   (744.3)   (755.9)
  Intangible asset . . . . . . . . . . . . . . . . .       6.1        8.3         -         -
  Accumulated other comprehensive income . . . . . .      22.8       21.4         -         -
                                                      ---------  ---------  --------  --------

  Net amount recognized. . . . . . . . . . . . . . .  $  118.1   $   85.7   $(744.3)  $(755.9)
                                                      =========  =========  ========  ========



     The above pension benefit information has been presented on an aggregated basis whereby benefit obligation and plan asset information for plans in which plan assets exceed accumulated benefit obligations have been combined with plans where the accumulated benefit obligations exceed plan assets. Summary disaggregated information about these plans follows:



                                              Assets  Exceed            ABO  Exceed
                                                   ABO                   Assets
                                             ---------------       -----------------
                                                           December  31
                                             ---------------------------------------
(Millions  of  dollars)                       1998      1997         1998      1997
-----------------------                      ------    ------       ------    ------


Projected benefit obligation . . . . . . .  $3,757.1  $3,507.0      $110.4   $116.2
Accumulated benefit obligation (ABO) . . .   3,417.3   3,176.9       100.1     94.9
Fair value of plan assets. . . . . . . . .   3,926.2   3,613.9         1.0      6.0




                                              Pension  Benefits      Other  Benefits
                                             -------------------    ----------------
                                                             December  31
                                             ---------------------------------------
                                              1998      1997         1998      1997
                                             ------    ------       ------    ------


WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate. . . . . . . . . . . . . .   6.6%      7.1%         6.7%      7.0%
  Expected return on plan assets . . . . .   9.3%      9.5%           -         -
  Rate of compensation increase. . . . . .   3.9%      4.3%           -         -
  Initial health care cost trend rate(a) .     -         -          7.8%      8.6%




(a) Assumed to decrease gradually to 6% in 2003 and remain at that level for certain plans and to zero by 2005 and thereafter for others.


                                               Pension  Benefits                Other  Benefits
                                        ---------------------------     -------------------------------
                                                         Year  Ended  December  31
                                        ---------------------------------------------------------------
(Millions  of  dollars)                 1998        1997        1996        1998        1997         1996
-----------------------                ------      ------      ------      ------      ------       ------


COMPONENTS OF NET PERIODIC
BENEFIT COST
  Service cost. . . . . . . . . . . .  $  69.2     $  72.6     $  86.0     $11.8       $10.7        $12.0
  Interest cost . . . . . . . . . . .    247.1       246.7       243.9      44.2        44.9         48.0
  Expected return on plan assets. . .   (332.3)     (297.8)     (283.2)        -           -            -
  Amortization of prior service cost.      8.5         7.9         5.9      (2.1)          -            -
  Amortization of transition amount .     (5.3)       (5.3)       (5.0)        -           -            -
  Recognized net actuarial loss
    (gain). . . . . . . . . . . . . .      2.9         2.9         9.7      (5.3)       (8.8)        (4.4)
  Other . . . . . . . . . . . . . . .      5.8          .5         2.8         -           -            -
                                       --------    --------   --------    ------      ------       ------

  Net periodic benefit (income)
    cost. . . . . . . . . . . . . . .  $  (4.1)    $  27.5     $  60.1     $48.6       $46.8        $55.6
                                       ========    ========    ========    ======      ======       ======



     Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects:


                                                                              One-Percentage-Point
                                                                            --------------------------
(Millions  of  dollars)                                                     Increase          Decrease
-----------------------                                                     --------          --------


Effect on total of service and interest cost components . . . . . . . . .   $ 4.4             $ 3.7
Effect on postretirement benefit obligation . . . . . . . . . . . . . . .    51.9              45.2

DEFINED  CONTRIBUTION  RETIREMENT  PLANS

     The Corporation's contributions to the defined contribution retirement plans are based on the age and compensation of covered employees. The Corporation's contributions, all of which were charged to expense, were $23.8 million, $14.8 million and $8.5 million in 1998, 1997 and 1996, respectively.


INVESTMENT  PLANS

     Voluntary contribution investment plans are provided to substantially all North American employees. Under the plans, the Corporation matches a portion of employee contributions. Costs charged to expense under the plans were $26.1 million, $24.9 million and $24.1 million in 1998, 1997 and 1996, respectively.

NOTE  5.    EARNINGS  PER  SHARE

     There are no adjustments required to be made to Income Before Extraordinary Gains and Cumulative Effect of Accounting Change for purposes of computing basic and diluted earnings per share ("EPS").

     A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations is as follows:


                                                                  Average  Common  Shares  Outstanding
                                                                  ------------------------------------

(Millions)                                                          1998          1997          1996
----------                                                          ----          ----          ----


Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  550.3          555.9         564.0
  Dilutive effect of stock options. . . . . . . . . . . . . . . .    2.3            3.1           2.9
  Dilutive effect of shares issued for participation share awards     .5             .3            .2
                                                                   -----           -----        -----
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  553.1          559.3         567.1
                                                                   =====          =====         =====



     Options  outstanding  during the year ended December 31, 1998 to purchase
9.1 million shares of common stock at a weighted average price of $52.74 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire in 2004, 2007 and 2008, were still outstanding at December 31, 1998. There were no securities outstanding at December 31, 1997 and 1996 which were excluded from the diluted EPS computations. The number of common shares outstanding as of December 31, 1998, 1997 and 1996 was 538.3 million, 556.3 million and 563.4 million, respectively.

NOTE  6.      DEBT

     The  major  issues  of  long-term  debt  outstanding  were:


                                                                             December 31
                                                                           -----------------
(Millions  of  dollars)                                                     1998       1997
-----------------------                                                    ------     ------


Kimberly-Clark Corporation:
  Commercial paper to be refinanced . . . . . . . . . . . . . . . . . . .  $      -  $  200.0
  6 1/4% Debentures due 2018. . . . . . . . . . . . . . . . . . . . . . .     297.6         -
  6 3/8% Debentures due 2028. . . . . . . . . . . . . . . . . . . . . . .     198.2         -
  7 7/8% Debentures due 2023. . . . . . . . . . . . . . . . . . . . . . .     199.7     199.7
  8 5/8% Notes due 2001 . . . . . . . . . . . . . . . . . . . . . . . . .     199.8     199.8
  9% Notes due 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .      99.9      99.9
  6 7/8% Debentures due 2014. . . . . . . . . . . . . . . . . . . . . . .      99.7      99.7
  5% Notes maturing to 2002 . . . . . . . . . . . . . . . . . . . . . . .      36.0      45.0
  9 1/2% Sinking Fund Debentures due 2018 . . . . . . . . . . . . . . . .         -      50.0
  6.2% to 7.55% Industrial Development Revenue Bonds maturing to 2023 . .      79.7      79.7
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3.7        .2
                                                                           --------  --------
                                                                            1,214.3     974.0
Subsidiaries:
  7% Debentures due 2023. . . . . . . . . . . . . . . . . . . . . . . . .     194.0     193.8
  11.1% Bonds due 2000. . . . . . . . . . . . . . . . . . . . . . . . . .      99.6      99.4
  8.3% to 11% Debentures maturing to 2022 . . . . . . . . . . . . . . . .     163.8     156.0
  Industrial Development Revenue Bonds at variable rates (average rate
    for December 1998 - 4%) due 2015, 2018, 2023 and 2024 . . . . . . . .     286.6     286.6
  5 3/4% to 6 3/8% Industrial Development Revenue Bonds maturing
    to 2007 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22.9      28.3
  Bank loans and other financings in various currencies at fixed rates
    (weighted-average rate at December 31, 1998 - 10.7%) maturing to 2008      97.9     112.9
  Bank loans and other financings in various currencies at variable rates
    (weighted-average rate at December 31, 1998 - 8%) maturing to 2015. .      45.6      54.4
                                                                           --------  --------
                                                                            2,124.7   1,905.4

Less current portion. . . . . . . . . . . . . . . . . . . . . . . . . . .      56.5     101.5
                                                                           --------  --------

  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,068.2  $1,803.9
                                                                           ========  ========



     At December 31, 1997, $200 million of short-term commercial paper was classified as long-term debt. On January 9, 1998, the Corporation issued $200 million principal amount of 6 3/8% Debentures due January 1, 2028.

     Fair value of long-term debt was $2,256.6 million and $1,972.4 million at December 31, 1998 and 1997, respectively. Scheduled maturities of long-term debt are $281.8 million in 2000, $232.0 million in 2001, $19.8 million in 2002 and $7.1 million in 2003.

     At December 31, 1998, the Corporation had $1.0 billion of revolving credit facilities with a group of banks. These facilities, which were unused at December 31, 1998, permit borrowing at competitive interest rates and are available for general corporate purposes, including backup for commercial paper borrowings. The Corporation pays commitment fees on the unused portion but may cancel the facilities without penalty at any time prior to their expiration. Of these facilities, approximately $600 million expires in November 1999 and approximately $400 million expires in November 2003.

     Debt  payable  within  one  year:


                                                            December 31
                                                     -----------------------
(Millions  of  dollars)                               1998             1997
-----------------------                              -----            ------


Commercial paper. . . . . . . . . . . . . . . . . .  $418.0           $392.6
Current portion of long-term debt . . . . . . . . .    56.5            101.5
Other short-term debt . . . . . . . . . . . . . . .   160.9            169.0
                                                     ------           ------

  Total . . . . . . . . . . . . . . . . . . . . . .  $635.4           $663.1
                                                     ======           ======



     At December 31, 1998 and 1997, the weighted-average interest rate for commercial paper was 5.3 percent and 5.9 percent, respectively.

NOTE  7.      RISK  MANAGEMENT

     As a multinational enterprise, the Corporation is exposed to changes in foreign currency exchange rates, interest rates and commodity prices. The Corporation employs a variety of practices to manage these market risks, including its operating and financing activities and, where deemed appropriate, the use of derivative financial instruments. The Corporation uses derivative financial instruments only for risk management purposes and does not use them for speculation or for trading. All derivative instruments are either exchange traded or are entered into with major financial institutions for the purpose of reducing the Corporation's credit risk and the risk of nonperformance by third parties.

Foreign  Currency  Risk  Management

     Foreign currency risk is managed by the use of foreign currency forward, swap and option contracts. The use of these contracts allows the Corporation to manage its transactional exposure to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset in whole, or in part, losses or gains on the underlying foreign currency exposure. The Corporation's most significant foreign currency risk relates to the Mexican peso. There have been no significant changes in how foreign currency transactional exposures were managed during 1998, and management does not foresee or expect any significant changes in such exposures or in the strategies it employs to manage them in the near future.

     Foreign currency losses included in consolidated net income were $32.8 million, $10.2 million and $2.9 million in 1998, 1997 and 1996, respectively. Included in foreign currency losses were the Corporation's share of foreign currency gains and losses at the Corporation's Mexican affiliate, Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"), attributable to changes in the value of the Mexican peso. The Corporation's share of the peso currency effects was a charge equal to $.02 per share in 1998 and insignificant in 1997 and 1996.

     Prior to 1997, Mexico's economy was deemed to be non-hyperinflationary, and because KCM had financed a portion of its operations with U.S. dollar obligations, KCM experienced foreign currency losses on these obligations as the value of the peso declined. Beginning in 1997, the Mexican economy was determined to be hyperinflationary. For accounting purposes, the functional currency of KCM became the U.S. dollar rather than the Mexican peso. Accordingly, changes in the value of the peso in 1998 and 1997 did not result in foreign currency gains or losses attributable to the U.S. dollar obligations. However, changes in the value of the peso have resulted in gains or losses attributable to peso-denominated monetary assets held by KCM.

     Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. Premiums paid for options are amortized ratably over the life of the option. Contracts used to hedge recorded foreign currency transactions generally mature within one year and are marked-to-market with the resulting gains or losses included in current income. These gains and losses offset foreign exchange gains and losses on the underlying transactions. Notwithstanding the sizable notional principal amounts involved, the Corporation's credit exposure under these arrangements is limited to the fair value of the agreements with a positive fair value at the reporting date. Additionally, credit risk with respect to the counterparties is considered minimal in view of the financial strength of the counterparties.

     The following table presents the aggregate notional principal amounts, carrying values and fair values of the Corporation's foreign currency forward contracts outstanding at December 31, 1998 and 1997:


                                        DECEMBER 31, 1998               December 31, 1997
                                 ----------------------------      --------------------------------

                                 NOTIONAL                          Notional
                                 PRINCIPAL  CARRYING   FAIR        Principal    Carrying    Fair
(Millions  of  dollars)          AMOUNTS     VALUES    VALUES      Amounts       Values     Values
-----------------------          -------   ---------   ------      -------       ------    --------

Forward contracts
  Assets. . . . . . . . . . . .  $848.0    $  4.1      $(3.0)      $1,094.1      $38.9     $47.3
  Liabilities . . . . . . . . .   964.0     (12.1)      (4.4)         350.0       (6.4)     (6.4)



Translation  Risk

     The income statements of foreign operations, other than those in hyperinflationary economies, are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders' equity as unrealized translation adjustments.

     The  income  statements  and  balance  sheets  of  operations  in hyperinflationary  economies  are  translated  into  U.S.  dollars  using both
current  and  historical  rates  of  exchange.    For  balance  sheet accounts
translated at current exchange rates, such as cash and accounts receivable, the differences from historical exchange rates are reflected in income. Operations that are deemed to be hyperinflationary are as follows: Brazil (prior to January 1, 1998), Ecuador, Mexico (effective January 1, 1997 through December 31, 1998) and Venezuela.

     Translation exposure is not hedged. The risk to any particular entity's net assets is minimized to the extent that the entity is financed with local
currency  borrowing.    In  addition,  many  of  the  Corporation's  non-U.S.
operations buy the majority of their inputs and sell the majority of their outputs in their local currency, thereby minimizing the effect of currency rate changes on their local operating profit margins.

Interest  Rate  Risk  Management

     Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. The strategy employed by the Corporation to manage its exposure to interest rate fluctuations did not change significantly during 1998. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

Commodity  Price  Risk  Management

     The Corporation is subject to commodity price risk arising from price movement for purchased pulp, the market price of which is determined by industry supply and demand. Selling prices of the Corporation's tissue products are influenced by the market price for pulp. On a worldwide basis, the Corporation has reduced its internal pulp supply to approximately 70 percent of its virgin fiber needs. Closure of the Mobile pulp mill in
September 1999, as discussed in Note 13 to the Consolidated Financial Statements, will reduce the percentage of integration of the Corporation's pulp requirements to approximately 40 percent. The Corporation has announced its intention to further reduce its level of pulp integration to approximately 20 percent. However, such a reduction in pulp integration could increase the

Corporation's commodity price risk. Specifically, increases in pulp prices could adversely affect the Corporation's earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Conversely, if the Corporation does not lower its level of pulp integration and the market price for pulp declines, thereby possibly causing selling prices for tissue products to fall, the Corporation's profit margin could suffer, and if the price of pulp increases, thereby possibly causing the selling prices of tissue products to rise, the Corporation's profits could improve. The Corporation has not used derivative instruments in the management of these risks.

NOTE  8.      STOCK  COMPENSATION  PLANS

     Kimberly-Clark Equity Participation Plans provide for awards of participation shares and stock options to key employees of the Corporation and its subsidiaries. Upon maturity, participation share awards are paid in cash or cash and shares of the Corporation's stock based on the increase in the book value of the Corporation's common stock during the award period. Participants do not receive dividends on the participation shares, but their accounts are credited with dividend shares payable in cash or cash and shares
of  the  Corporation's  stock  at  the  maturity  of  the  award.    Neither
participation  nor  dividend  shares  are  shares  of  common  stock.

     Data  concerning  participation  and  dividend  shares  follow:


(Thousands  of  shares)                    1998            1997            1996
-----------------------                   ------          ------          ------


Outstanding - Beginning of year . . . .   9,381           7,173           5,994

Awarded . . . . . . . . . . . . . . . .   2,145           1,994           1,954

Dividend shares credited - net. . . . .     883             795             682

Matured . . . . . . . . . . . . . . . .  (1,925)           (500)         (1,312)

Forfeited . . . . . . . . . . . . . . .    (435)            (81)           (145)
                                        -------          ------         -------

Outstanding - End of year . . . . . . .  10,049           9,381           7,173
                                        =======          ======         =======



     Amounts  expensed  related  to  participation  shares were $23.1 million,
$26.8  million  and  $17.9  million    in  1998,  1997 and 1996, respectively.

     The Corporation also has stock option plans under which executives and key employees may be granted awards. Under these plans, all stock options are granted at not less than market value, expire 10 years after the date of grant and become exercisable over three years.

     In October 1997, approximately 57,000 employees worldwide were granted approximately 3.2 million stock options and .2 million stock appreciation rights under the Corporation's Global Stock Option Plan. Employees were granted options to purchase a fixed number of shares, ranging from 25 to 125 shares per employee, of common stock at a price equal to the fair market value of the Corporation's stock at the date of grant. The grants generally become exercisable after the third anniversary of the grant date and have a term of seven years.

     Data  concerning  stock  option  activity  follows:


                                      1998                    1997                     1996
                              --------------------   ----------------------    -----------------------
                                         WEIGHTED-               Weighted-                Weighted-
                                         AVERAGE                 Average                  Average
                                         EXERCISE                Exercise                 Exercise
(Options  in  thousands)      OPTIONS    PRICE       Options       Price       Options    Price
------------------------      -------   ---------    -------     ----------    -------   -------------





Outstanding - Beginning of
  year . . . . . . . . . .    16,195    $36.73       12,609      $26.61        20,688    $20.57
Granted. . . . . . . . . .     3,076     55.94        6,111       51.12         2,876     39.94
Exercised. . . . . . . . .    (1,608)    22.91       (2,401)      20.15       (10,694)    18.49
Canceled or expired. . . .      (531)    50.86         (124)      38.61          (261)    27.63
                            ---------               -------                  --------

Outstanding - End of year.  17,132(a)    41.04       16,195       36.73        12,609     26.61
                            =========               =======                  ========

Exercisable - End of year.     8,429     30.10        7,016      25.57          7,522    22.24
                            =========               =======                  ========





NOTE  8.    (Continued)

(a) Data concerning stock options at December 31, 1998 follows (options in thousands):


                                 Options  Outstanding
                         ----------------------------------------
                                                                         Options  Exercisable
                                   Weighted-                            ---------------------
                                   Average           Remaining                    Weighted-
                                   Exercise          Contractual                  Average
Exercise  Price  Range  Options    Price             Life (Years)       Options   Price
----------------------  -------    --------          ------------       -------   -----------


$12.36 - $14.73 . . . .    291     $13.70            2.5                  291     $13.70
 18.16 -  24.66 . . . .  3,841      23.12            4.9                3,841      23.12
 27.11 -  28.34 . . . .  1,755      28.33            3.7                1,755      28.33
 39.94 -  55.94 . . . . 11,245      49.85            7.2                2,542      43.74
                        ------                                          -----

                        17,132                                          8,429
                        ======                                          =====



     At December 31, 1998, the number of additional shares of common stock of the Corporation available for awards under the 1992 Plan was 17.7 million shares.

     Effective January 1, 1999, the Corporation adopted a restricted stock plan under which key employees may be granted shares of restricted stock (or awards of restricted stock units). These restricted stock awards will vest and become unrestricted shares in three to ten years from the date of grant. No grants have been made and 2.5 million shares of the Corporation's common stock have been reserved for such grants.

     The Corporation has elected to follow APB 25 and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS 123, Accounting for Stock-Based Compensation, requires presentation of pro forma net income and earnings per share as if the Corporation had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Corporation's net income and net income per share would have been reduced as follows:


(Millions  of  dollars,  except  per  share  amounts)            1998     1997    1996
-----------------------------------------------------            ----     ----    ----

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . $31.0    $22.4   $16.1
Basic and diluted net income per share . . . . . . . . . . . . .   .06      .04     .03



     The weighted-average fair value of the individual options granted during 1998, 1997 and 1996 is estimated as $13.36, $12.22 and $8.66, respectively, on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:


                                                                 1998        1997       1996
                                                                 ----        ----       ----


Dividend yield. . . . . . . . . . . . . . . . . . . . . . . .   1.79%       1.88%      2.30%
Volatility. . . . . . . . . . . . . . . . . . . . . . . . . .  17.60%      18.30%     18.30%
Risk-free interest rate . . . . . . . . . . . . . . . . . . .   5.59%       5.98%      5.31%
Expected life . . . . . . . . . . . . . . . . . . . . . . . .   5.8 YEARS   5.4 years  5.8 years

------
NOTE  9.    COMMITMENTS

LEASES

     The future minimum obligations under leases having a noncancelable term in excess of one year as of December 31, 1998, are as follows:

                                            Operating
(Millions  of  dollars)                      Leases
-----------------------                    ----------

Year Ending December 31:
  1999 . . . . . . . . . . . . . . . . . . $ 57.1
  2000 . . . . . . . . . . . . . . . . . .   43.2
  2001 . . . . . . . . . . . . . . . . . .   36.6
  2002 . . . . . . . . . . . . . . . . . .   21.6
  2003 . . . . . . . . . . . . . . . . . .   15.8
  Thereafter . . . . . . . . . . . . . . .   71.6
                                           ------

Future minimum obligations . . . . . . . . $245.9
                                           ======



     Operating lease obligations have been reduced by approximately $15.0 million for rental income from noncancelable sublease agreements.

     Consolidated rental expense under operating leases was $156.9 million, $150.8 million and $147.9 million in 1998, 1997 and 1996, respectively.


RAW  MATERIALS

     The Corporation has entered into long-term contracts for the purchase of raw materials, primarily pulp. The minimum purchase commitments extend to 2006. At current prices, the commitments are approximately $282 million, $251 million and $234 million in 1999, 2000 and 2001, respectively. The commitment beyond the year 2001 is approximately $278 million in total.


     Although the Corporation is primarily liable for rental payments on the above-mentioned leases and, considering the purchase commitments for raw materials described above, management believes the Corporation's exposure to losses, if any, under these arrangements is not material.

NOTE  10.    STOCKHOLDERS'  EQUITY  AND  OTHER  COMPREHENSIVE  INCOME

STOCKHOLDERS'  EQUITY

     The Corporation has 20 million shares of authorized preferred stock with no par value, none of which has been issued.

     At December 31, 1998, unremitted net income of equity companies included in consolidated retained earnings was $797.8 million.

     On June 21, 1988, the board of directors of the Corporation declared a distribution of one preferred share purchase right for each outstanding share of the Corporation's common stock. On June 8, 1995, the board amended the plan governing such rights. The rights are intended to protect the stockholders against abusive takeover tactics.

     A right will entitle its holder to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $225, but will not become exercisable until 10 days after a person or group acquires or announces a tender offer that would result in the ownership of 20 percent or more of the Corporation's outstanding common shares.

     Under certain circumstances, a right will entitle its holder to acquire either shares of the Corporation's stock or shares of an acquiring company's common stock, in either event having a market value of twice the exercise price of the right. At any time after the acquisition by a person or group of 20 percent or more, but fewer than 50 percent, of the Corporation's common shares, the Corporation may exchange the rights, except for rights held by the acquiring person or group, in whole or in part, at a rate of one right for one share of the Corporation's common stock or for one two-hundredth of a share of Series A Junior Participating Preferred Stock.

     The rights may be redeemed at $.005 per right prior to the acquisition by a person or group of 20 percent or more of the common stock. Unless redeemed earlier, the rights expire on June 8, 2005.

OTHER  COMPREHENSIVE  INCOME

     During 1998, the Corporation adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The changes in the components of other comprehensive income (loss) are as follows:


                                                                   Year  Ended  December  31
                                -------------------------------------------------------------------------------------------------
                                            1998                            1997                                1996
                                -----------------------------     -------------------------------    ----------------------------

                               PRE-TAX     TAX  EXP.   NET        Pre-tax    Tax Exp.     Net        Pre-tax    Tax Exp.   Net
(Millions  of dollars)         AMOUNT     (CREDIT)     AMOUNT     Amount     (Credit)     Amount     Amount     (Credit)   Amount
----------------------         ------     --------     ------     ------     --------     -------    --------   --------   ------

Unrealized translation
  adjustments . . . . . . .    $ 3.1      $  -         $ 3.1      $(296.4)   $   -        $(296.4)   $(16.3)    $   -      $(16.3)
Minimum pension liability
  adjustment. . . . . . . .     (1.4)      (.6)          (.8)        (4.5)    (1.7)          (2.8)     28.1         10.6     17.5
                              ------     -----        ------     --------   ------       --------   -------     --------  -------

Other comprehensive income
  (loss). . . . . . . . . .    $ 1.7      $(.6)        $ 2.3      $(300.9)   $(1.7)       $(299.2)   $ 11.8     $   10.6   $  1.2
                              ======      =====       ======      ========   ======       ========  =======     ========  =======





     Accumulated balances of other comprehensive income (loss), net of applicable income taxes:

                                                  December  31
                                               -----------------
(Millions  of  dollars)                          1998     1997
-----------------------                        -----------------


Unrealized translation adjustments. . . . . .  $(950.1)  $(953.2)
Minimum pension liability adjustment. . . . .    (14.2)    (13.4)
                                               --------  --------

Accumulated other comprehensive income (loss)  $(964.3)  $(966.6)
                                               ========  ========

NOTE  11.    EXTRAORDINARY  GAINS

     In March 1997, the Corporation sold Coosa for approximately $600 million in cash. Also, in the first quarter of 1997, the Corporation recorded impairment losses on certain tissue and pulp manufacturing facilities. These impairment losses totaled $111.5 million before income tax benefits. In June 1997, the Corporation completed the sale of its interest in SPL for approximately $127 million. Accounting regulations require that certain transactions following a business combination accounted for as a pooling of interests, such as the Scott merger, be reported as extraordinary items. Accordingly, the above described transactions have been aggregated and reported as extraordinary gains totaling $17.5 million, net of applicable income taxes of $38.4 million. The high effective income tax rate on the extraordinary gains is due to income tax loss carryforwards that precluded the current recognition of the income tax benefit on certain impairment losses and the tax basis in SPL being substantially lower than the carrying amount of the investment in the financial statements. The extraordinary gains were equal to $.03 per share for both basic and diluted EPS.

     In accordance with SFAS 121, depreciation was suspended on facilities that were sold in 1997. The suspension of depreciation during the period that these facilities were held for disposal and producing product is discussed in
Note  2  to  the  Consolidated  Financial  Statements.

NOTE  12.      ACQUISITIONS  AND  DISPOSITIONS  OF  BUSINESSES

ACQUISITIONS

     In May 1998, the Corporation acquired a 50 percent equity interest in Klabin Tissue, S.A., the leading tissue manufacturer in Brazil.

     In July 1998, the Corporation purchased a 51 percent ownership interest in Kimberly Bolivia, S.A., a new joint venture company in Bolivia.

     In July 1998, the Corporation purchased an additional 10 percent ownership interest in its Korean affiliate, YuHan-Kimberly, Limited, increasing its ownership interest to 70 percent.

     In December 1997, the Corporation acquired Tecnol in a purchase transaction through the exchange of approximately 8.7 million shares of the Corporation's common stock for all the outstanding shares of Tecnol common stock. The value of the exchange of stock plus related acquisition costs was approximately $428 million. In 1997, the Corporation disclosed that the allocation of the purchase price would result in assigning values to goodwill
and other intangible assets in a range of $320 million to $340 million.   The
actual  value  assigned  in  1998  was  $336  million.

     On December 23, 1998, the Corporation announced that it had signed a definitive agreement to acquire Ballard Medical Products ("Ballard"), a leading maker of disposable medical devices for respiratory care, gastroenterology and cardiology. Under the agreement, Ballard shareholders will receive $25 for each share of Ballard common stock, payable in shares of the Corporation's common stock. The transaction, which is valued at approximately $764 million, remains subject to regulatory clearances and approval by the Ballard shareholders. The transaction is expected to be completed by September 30, 1999 and will be accounted for as a purchase.

DISPOSITIONS

     In August 1998, the Corporation completed the sale of its subsidiary, K-C Aviation Inc. ("KCA"), for $250 million in cash. The sale resulted in a pretax gain of $140.0 million, which is included in other income (expense), net. The transaction resulted in an after-tax gain of $78.3 million, or $.14 per share.

     In December 1997, the Corporation sold its 17 percent interest in Ssangyong Paper Co., Ltd. ("Ssangyong") of Korea. The sale resulted in a gain of $.03 per share.

     In 1996, to meet regulatory requirements associated with the merger with Scott, the Corporation sold the former Scott baby wipes business and certain tissue businesses in the U.S. and the U.K. The regulatory disposals resulted in a net gain of $.09 per share.

     In 1996, the Corporation sold its remaining 20 percent interest in Midwest Express Airlines, Inc. and recognized a gain of $.04 per share.

     Assets classified as held for sale in the Consolidated Balance Sheet at December 31, 1998 and 1997 consist of the following facilities:


                                  1998            1997
                                CARRYING        Carrying
(Millions  of  dollars)          AMOUNT          Amount                       Comment
-----------------------          ------          ------          ----------------------------------


Southeast Timberlands -
  See Note 13 . . . . . . . . . $109.5          $     -          Disposal - expected to close by
                                                                 September 30, 1999.

Terrace Bay, Ontario. . . . . .      -            169.4          Sale is unlikely to occur within one year.
                                                                 Reclassified to property, plant and
                                                                 equipment - Third quarter 1998.

New Glasgow, Nova Scotia. . . .      -            105.6          Disposal canceled - Second quarter 1998.

Other . . . . . . . . . . . . .      -              5.0          Disposal canceled - Second quarter 1998.
                                ------           ------

                                $109.5           $280.0
                                ======           ======



     Determination of individual results of operations of the above facilities during the depreciation suspension period is not meaningful because of the integration of the operations of these facilities into the overall consolidated operating results. The effect of suspending depreciation while these facilities were held for disposal is discussed in Note 2 to the Consolidated Financial Statements.

NOTE  13.    CONTINGENCIES  AND  LEGAL  MATTERS

SOUTHEAST  TIMBERLANDS  TRANSACTION

     In 1997, the U.S. Government enacted new environmental air and water emission rules that required reduced emission levels of certain chemical compounds from the Corporation's pulp production facilities. These rules would have required the Corporation to spend more than $250 million to achieve the new emission levels at its Mobile, Alabama pulp mill. S.D. Warren Company, a producer of printing and publishing papers, currently purchases approximately one-third of the pulp mill's output. On May 4, 1998, S.D. Warren and the Corporation announced an agreement to terminate their pulp supply contract in September 1999. As a result of the cancellation of the pulp supply contract and the cost of implementing the new emission rules, on May 5, 1998, the Corporation announced its intention to dispose of its entire integrated pulp operation in Mobile, Alabama, including the related sale of the associated woodlands operations (the "Southeast Timberlands") and the closure of its pulp production facility. The Corporation also announced its intention to retain its pulp facility in New Glasgow, Nova Scotia. The effect on consolidated operating profit from suspending depreciation during the holding period in accordance with SFAS 121 is disclosed in Note 2 to the Consolidated Financial Statements. The Corporation will continue to operate its Mobile tissue mill and has plans to invest approximately $100 million in the facility over the next several years to install systems that process recycled fiber and that allow the use of purchased pulp. These actions are expected to improve the long-term competitiveness of the Mobile tissue operations by reducing fiber costs and improving the quality of the products made there. The pulp facility, which has a book value of approximately $150 million, produces pulp from the Southeast Timberlands for use in the tissue
mill.    Closure  of  the  pulp  mill  will  result  in  the  elimination  of approximately 450 jobs, and severance costs of $18.0 million for these employees were charged to cost of products sold in the third quarter of 1998, at the time they were notified of their termination benefits.

     In connection with the pulp mill closure, and as permitted by the terms of the governing contract, on May 5, 1998, the Corporation gave notice to Mobile Energy Services Company, L.L.C. ("MESC") of the Corporation's intent to terminate MESC's long-term contract for power, steam and liquor processing services with respect to the Mobile pulp mill. The resulting termination penalty of $24.3 million which is specified in the contract was charged to cost of products sold in the second quarter of 1998. On January 14, 1999, MESC and Mobile Energy Services Holdings, Inc. filed an action against the Corporation claiming unspecified damages in connection with the cancellation of the contract. This action is not expected to have a material adverse effect on the Corporation's business or results of operations.

     On June 10, 1999, the Corporation announced it had agreed to sell approximately 460,000 acres of the Southeast Timberlands to Joshua Management, LLC for approximately $400 million. Because the sale of the Southeast Timberlands is associated with the planned closure of the pulp mill in September 1999, the net effect of the transaction, which is expected to be a net gain, will be recorded at the time of the closing of the sale of the Southeast Timberlands.

LITIGATION

     On May 13, 1997, the State of Florida, acting through its attorney general, filed a complaint in the Gainesville Division of the United States
District Court for the Northern District of Florida (the "Florida District Court"), alleging that manufacturers of tissue products for away-from-home use, including the Corporation and Scott, agreed to fix prices by coordinating price increases for such products. Following Florida's complaint, an action by the states of Maryland, New York and West Virginia, as well as approximately 45 class action complaints, have been filed in various federal and state courts around the United States. These actions contain allegations similar to those made by the State of Florida in its complaint. The actions in federal courts have been consolidated for pretrial proceedings in the Florida District Court. Class certification was granted in the federal proceedings in July 1998 and will be contested in the state cases. The foregoing actions seek an unspecified amount of actual and treble damages. The Corporation has answered the complaints in these actions and has denied the allegations contained therein as well as any liability. Discovery is proceeding.

     The Corporation intends to contest these claims vigorously. Management does not expect these actions to have a material adverse effect on the Corporation's business or results of operations.

     The Corporation also is subject to routine litigation from time to time, which, individually or in the aggregate, is not expected to have a material adverse effect on the Corporation's business or results of operations.

ENVIRONMENTAL  MATTERS

     The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statute, at a number of waste disposal sites, none of which, individually, or in the aggregate, in management's opinion, is likely to have a material adverse effect on the Corporation's business or results of operations.

NOTE  14.      UNAUDITED  QUARTERLY  DATA


                                                                   1998
                          ---------------------------------------------------------------------------------------
                           Fourth  Quarter(a)    Third Quarter(b)      Second Quarter(c)     First Quarter(d)
                          --------------------- --------------------- -------------------   ---------------------

(Millions  of  dollars,                As                   As                     As                    As
except  per share            As     Previously     As     Previously     As     Previously     As     Previously
amounts)                  Restated  Reported    Restated  Reported    Restated  Reported    Restated  Reported
-----------------------   --------  --------    --------  --------    --------  --------    --------  --------

Net sales . . . . . . .   $ 3,108.2 $ 3,108.2   $3,099.7  $3,099.7    $3,041.3  $3,041.3    $ 3,048.6  $ 3,048.6
Gross profit. . . . . .     1,192.3   1,137.9    1,166.6   1,203.8     1,126.1   1,193.8      1,112.6    1,164.5
Operating profit. . . .       401.7     379.8      396.0     416.6       392.4     435.4        383.2      444.3
Income before
  extraordinary gains
  and cumulative
  effect of accounting
  change. . . . . . . .       266.7     239.3      326.8     340.0       262.9     300.1        257.9      297.6
  Per share basis:
    Basic . . . . . . .         .49       .44        .60       .62         .47       .54          .46        .53
    Diluted . . . . . .         .49       .44        .59       .62         .47       .54          .46        .53
Net income. . . . . . .       266.7     239.3      326.8     340.0       262.9     300.1        246.7(e)   286.4(e)
  Per share basis:
    Basic . . . . . . .         .49       .44        .60       .62         .47       .54           .44(e)     .51(e)
    Diluted . . . . . .         .49       .44        .59       .62         .47       .54           .44(e)     .51(e)
Cash dividends declared
  per share . . . . . .         .25       .25        .25       .25         .25       .25           .25        .25
Market price:
  High. . . . . . . . .    54 15/16  54 15/16    49 7/16   49 7/16     52 7/16   52 7/16      59 7/16    59 7/16
  Low . . . . . . . . .    39 7/16   39 7/16     35 7/8    35 7/8      44 7/16   44 7/16      46 3/4     46 3/4
  Close . . . . . . . .    54 1/2    54 1/2      40 1/2    40 1/2      45 7/8    45 7/8       50 1/8     50 1/8


                                                                    1997
                          ---------------------------------------------------------------------------------------
                           Fourth  Quarter(f)    Third Quarter(g)      Second Quarter(h)     First Quarter(i)
                          --------------------- --------------------- -------------------   ---------------------

(Millions  of  dollars,                As                   As                     As                    As
except  per share            As     Previously     As     Previously     As     Previously     As     Previously
amounts)                  Restated  Reported    Restated  Reported    Restated  Reported    Restated  Reported
-----------------------   --------  --------    --------  --------    --------  --------    --------  --------

Net sales. . . . . . . .  $ 3,089.4  $ 3,089.4   $ 3,095.3  $ 3,095.3  $3,124.3  $3,124.3  $ 3,237.6  $ 3,237.6
Gross profit . . . . . .    1,080.6      982.5     1,157.8    1,158.3   1,156.5   1,192.2    1,212.7    1,241.0
Operating profit (loss).       57.6     (202.0)      454.3      466.5     470.8     494.4      485.7      544.3
Income (loss) before
  extraordinary gains
  and cumulative
  effect of accounting
  change . . . . . . . .       20.7     (147.0)      307.0      316.0     333.6     350.8      324.1      364.2
  Per share basis:
    Basic. . . . . . . .        .04       (.26)        .56        .57       .60       .63        .58        .65
    Diluted. . . . . . .        .04       (.26)        .55        .57       .59       .63        .57        .64
Net income (loss). . . .       20.7     (147.0)      307.0      316.0     346.3     363.5      328.9      369.0
  Per share basis:
    Basic. . . . . . . .        .04       (.26)        .56        .57       .62       .65        .59        .66
    Diluted. . . . . . .        .04       (.26)        .55        .57       .62       .65        .58        .65
Cash dividends declared
  per share. . . . . . .        .24        .24         .24        .24       .24       .24        .24        .24
Market price:
  High . . . . . . . . .   53 15/16   53 15/16   55         55         56 7/8    56 7/8    55 3/8     55 3/8
  Low. . . . . . . . . .   47 5/16    47 5/16    43 1/4     43 1/4     46 1/8    46 1/8    46 11/16   46 11/16
  Close. . . . . . . . .   49 5/16    49 5/16    48 15/16   48 15/16   49 3/4    49 3/4    49 3/4     49 3/4

(a) Included in the fourth quarter 1998, as restated, are the following items:


                                                                                                  Basic  and
                                                                                                   Diluted
                                                         Gross          Operating      Net        Net Income
     (Millions,  except  per  share  amounts)            Profit           Profit      Income      per  Share
     ----------------------------------------           --------       ----------    ---------    ----------

     1995 Plan . . . . . . . . . . . . . . . . . . .    $   -          $ (4.2)       $ (2.5)      $  -
     1997 Plan . . . . . . . . . . . . . . . . . . .     19.9           104.8          73.9        .14
     1998 Plans  . . . . . . . . . . . . . . . . . .     49.9            51.3          35.4        .07
                                                        -----          -------       -------      ----

       Total . . . . . . . . . . . . . . . . . . . .    $69.8          $151.9        $106.8       $.21
                                                        =====          =======       =======      ====



(b) Included in the third quarter 1998, as restated, are the following items:

                                                                                                  Basic  and
                                                                                                   Diluted
                                                         Gross          Operating      Net        Net Income
  (Millions,  except  per  share  amounts)               Profit           Profit      Income      per  Share
  ----------------------------------------              --------       ----------    ---------    ----------

  1995 Plan. . . . . . . . . . . . . . . . . . . . .    $   -          $ (1.8)       $(1.1)       $  -
  1997 Plan. . . . . . . . . . . . . . . . . . . . .     22.1            23.0         15.1         .03
  1998 Plans . . . . . . . . . . . . . . . . . . . .      6.0            79.0         63.4         .12
  Mobile pulp mill fees and severances                   18.0            18.0         11.0         .02
                                                        -----         -------        ------       ----

    Total. . . . . . . . . . . . . . . . . . . . . .    $46.1          $118.2        $88.4        $.17
                                                        =====         =======       ======        ====



     Net income as restated and basic and diluted net income per share, as restated, includes a gain of $78.3 million and $.14, respectively, related to the sale of KCA. Basic and diluted net income per share, as restated, also include a loss of $.01 per share related to the change in the value of the Mexican peso.

(c) Included in the second quarter 1998, as restated, are the following items:


                                                                                                  Basic         Diluted
                                                         Gross          Operating      Net        Net Income    Net Income
  (Millions,  except  per  share  amounts)               Profit           Profit      Income      per  Share    per Share
  ----------------------------------------              --------       ----------    ---------    ----------    ----------


  1995 Plan. . . . . . . . . . . . . . . . . . . . .    $   -          $(3.3)        $(1.8)       $  -          $   -
  1997 Plan. . . . . . . . . . . . . . . . . . . . .     45.3           57.2          47.5         .09            .08
  Mobile pulp mill fees and severances                   24.3           24.3          14.9         .03            .03
                                                        -----         ------        ------        ----          -----

    Total. . . . . . . . . . . . . . . . . . . . . .    $69.6          $78.2         $60.6        $.12          $ .11
                                                        =====         ======        ======        ====          =====



(d) Included in the first quarter 1998, as restated, are the following items:

                                                                                                  Basic  and
                                                                                                   Diluted
                                                         Gross          Operating      Net        Net Income
   (Millions,  except  per share amounts)                Profit           Profit      Income      per  Share
   --------------------------------------                ------          --------     -------     -----------

  1995 Plan . . . . . . . . . . . . . . . . . . . .      $ 1.7           $ 6.0        $ 4.5       $.01
  1997 Plan . . . . . . . . . . . . . . . . . . . .       46.7            65.8         42.4        .08
                                                         -----           -----        -----       ----

    Total . . . . . . . . . . . . . . . . . . . . .      $48.4           $71.8        $46.9       $.09
                                                         =====           =====        =====       ====



  Basic and diluted net income per share, as restated, also include a loss of $.01 per share related to the change in the value of the Mexican peso.

(e) In the fourth quarter of 1998, the Corporation changed its method of accounting for the costs of start-up activities effective
    January 1, 1998. The first quarter of 1998 has been restated to reflect the cumulative effect of this change.

(f) Included in the fourth quarter 1997, as restated, are the following items:


                                                                                                  Basic  and
                                                                                                   Diluted
                                                         Gross          Operating      Net        Net Income
     (Millions,  except  per share amounts)              Profit           Profit      Income      per  Share
     --------------------------------------              ------          --------     -------     -----------

     1995 Plan . . . . . . . . . . . . . . . . . . .     $  2.1          $ 21.2       $ 16.5      $.03
     1997 Plan . . . . . . . . . . . . . . . . . . .      113.7           414.2        315.0       .57
                                                         ------          ------       ------      ----

       Total . . . . . . . . . . . . . . . . . . . .     $115.8          $435.4        $331.5     $.60
                                                         ======          ======        ======     ====



     Basic and diluted net income per share, as restated, also include a gain of $.03 per share related to the sale of Ssangyong.

(g) Gross profit, operating profit, net income and basic and diluted net income per share, as restated, includes $.5 million, $12.2 million, $9.0 million and $.02, respectively, related to the 1995 Plan.

(h) Gross profit, operating profit and net income, as restated, includes $9.2 million, $(2.9) million and $1.0 million, respectively, related to the 1995 Plan.

     Also  includes  a gain recorded by KCM primarily related to the sale of a
     portion  of  its  tissue  business.   The Corporation's share of the
     after-tax effect of this gain was $16.3 million, or $.03 per share. Also includes an extraordinary gain, net of income taxes, of $12.7 million, or $.02 per share, resulting from the sale of the Corporation's interest in SPL.

(i) Gross profit, operating profit, net income and basic and diluted net income per share, as restated, includes $3.3 million, $33.6 million, $24.8 million and $.04, respectively, related to the 1995 Plan.

     Also includes an extraordinary gain, net of income taxes, of $4.8 million, or $.01 per share, resulting from the sale of Coosa, net of impairment losses on certain other facilities.

NOTE  15.      SUPPLEMENTAL  DATA  (Millions  of  dollars)


SUPPLEMENTAL  BALANCE  SHEET  DATA
                                                                                December 31
                                                                            --------------------
Summary  of  Accounts  Receivable  and  Inventories                           1998       1997
---------------------------------------------------                         --------------------


Accounts Receivable:
  From customers . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,396.0   $1,439.7
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     136.5      226.5
  Less allowance for doubtful accounts and sales discounts . . . . . . . .     (67.3)     (59.9)
                                                                            ---------  ---------

      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,465.2   $1,606.3
                                                                            =========  =========

Inventories by Major Class:
  At the lower of cost on the First-In, First-Out (FIFO) method or market:
    Raw materials. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  355.4   $  372.4
    Work in process. . . . . . . . . . . . . . . . . . . . . . . . . . . .     164.2      228.5
    Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . .     751.3      749.9
    Supplies and other . . . . . . . . . . . . . . . . . . . . . . . . . .     195.5      174.5
                                                                            ---------  ---------
                                                                             1,466.4    1,525.3

  Excess of FIFO cost over Last-In, First-Out (LIFO) cost. . . . . . . . .    (182.6)    (205.8)
                                                                            ---------  ---------

      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,283.8   $1,319.5
                                                                            =========  =========



     Total inventories include $490.2 million and $526.6 million of inventories valued on the LIFO method at December 31, 1998 and 1997, respectively.


                                                                                December 31
                                                                            ------------------
Summary  of  Accrued  Expenses                                                 1998     1997
------------------------------                                              ------------------


Accruals for the 1998 and 1997 Plans. . . . . . . . . . . . . . . . . .     $  127.0  $  136.8
Accrued advertising and promotion expense . . . . . . . . . . . . . . .        272.6     262.8
Accrued salaries and wages. . . . . . . . . . . . . . . . . . . . . . .        251.7     310.9
Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .        767.8     604.1
                                                                            --------  --------

      Total accrued expenses. . . . . . . . . . . . . . . . . . . . . .     $1,419.1  $1,314.6
                                                                            ========  ========



SUPPLEMENTAL  CASH  FLOW  STATEMENT  DATA

Summary of Cash Flow Effects of Decrease (Increase) in                          Year Ended December 31
                                                                            ----------------------------

Operating  Working  Capital(a)                                                 1998     1997      1996
--------------------------------------------------------------------------------------------------------


Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .    $  87.5   $  13.4   $  34.2
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (.4)    (43.7)     15.9
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14.2     (13.6)     21.6
Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .      (98.1)    (93.9)    (55.6)
Other payables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37.9      32.8      54.2
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (116.3)   (294.7)   (352.5)
Accrued income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      130.8    (151.9)    149.0
Currency rate changes. . . . . . . . . . . . . . . . . . . . . . . . . .        8.0     (36.8)      (.4)
                                                                            --------  --------  --------

Decrease (Increase) in operating working capital                            $  63.6   $(588.4)  $(133.6)
                                                                            ========  ========  ========



(a) Excludes the effects of acquisitions, dispositions and the Unusual
    Items  discussed  in  Note  2  to  the Consolidated Financial Statements.


                                                                                Year Ended December 31
                                                                              ----------------------------
Other  Cash  Flow  Data                                                         1998     1997      1996
-----------------------                                                       ----------------------------

Reconciliation of changes in cash and cash equivalents:
  Balance, January 1 . . . . . . . . . . . . . . . . . . . . . . . . .          $ 90.8   $ 83.2    $ 221.6
  Increase (Decrease). . . . . . . . . . . . . . . . . . . . . . . . .            53.2      7.6     (138.4)
                                                                                ------  -------   --------

  Balance, December 31 . . . . . . . . . . . . . . . . . . . . . . . .          $144.0   $ 90.8    $  83.2
                                                                                ======   =======   =======

Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $192.1   $173.6    $ 219.8
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . .           368.6    557.3      503.0
Increase (Decrease) in cash and cash equivalents due to
  exchange rate changes. . . . . . . . . . . . . . . . . . . . . . . .             2.4    (17.4)         -




                                                                                Year Ended December 31
                                                                              ----------------------------
Interest  Expense                                                               1998     1997     1996
-----------------                                                             ----------------------------


Gross interest cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $211.1   $181.8   $200.6
Capitalized interest on major construction projects . . . . . . . . . . . .      (12.4)   (17.0)   (13.9)
                                                                               -------  -------  -------

Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $198.7   $164.8   $186.7
                                                                               ======  =======  =======

NOTE  16.      BUSINESS  SEGMENT  AND  GEOGRAPHIC  DATA  INFORMATION

   In the fourth quarter of 1998, the Corporation adopted SFAS 131. This rule requires companies to report information about their business segments on the basis of how they are managed rather than on the basis of the products they sell. Business segments under SFAS 131 are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Corporation's operating decision maker is its chief executive officer. The Corporation is organized into three global business segments, each of which is headed by a group president who reports to the chief executive officer. Each of these three group presidents is responsible for development of global strategies to expand the Corporation's worldwide tissue, personal care, and health care and other businesses. They are responsible for developing and managing global plans for branding and product positioning, cost reductions, technology and research and development programs, and capacity and capital investment. Each business segment is managed separately in view of the substantially different product lines each manufactures and markets.

   The Corporation's reportable business segments are Tissue, Personal Care, and Health Care and Other. Significant changes from prior segment reporting include the reclassification of wet wipes from Personal Care and premium business and correspondence papers and related products from Newsprint, Paper and Other to Tissue; and professional health care and nonwoven fabrics from Personal Care to Health Care and Other. Prior year information about the Corporation's reportable business segments has been reclassified to the current year basis of presentation.

- The Tissue segment manufactures and markets facial and bathroom tissue, and paper towels and wipers for household and away-from-home use; wet wipes; printing, premium business and correspondence papers; and related products.

- The Personal Care segment manufactures and markets disposable diapers, training and youth pants; feminine and incontinence care products; and related products.

- The Health Care and Other segment manufactures and markets health care products such as surgical packs and gowns, sterilization wraps and disposable face masks; specialty and technical papers and related products; and other products.

   Information concerning consolidated operations by business segment and geographic area, as well as data for equity companies, is presented in the tables below and on the following pages:



CONSOLIDATED  OPERATIONS  BY  BUSINESS  SEGMENT

                                      Net Sales                     Operating Profit
                         ---------------------------------   ------------------------------
(Millions  of  dollars)     1998        1997       1996       1998(a)    1997(a)    1996(a)
--------------------------------------------------------------------------------------------


Tissue. . . . . . . . .  $ 6,706.2   $ 7,182.7   $ 8,183.6   $  911.4   $  693.9   $  952.1
Personal Care . . . . .    4,577.8     4,493.8     4,091.8      581.7      731.4      589.7
Health Care and Other .    1,047.1       908.0       926.7      178.1      151.9      137.3
                         ----------  ----------  ----------  ---------  ---------  ---------
Combined. . . . . . . .   12,331.1    12,584.5    13,202.1    1,671.2    1,577.2    1,679.1
Intersegment sales. . .      (33.3)      (37.9)      (53.0)         -          -          -
Unallocated items - net          -           -           -      (97.9)    (108.8)    (120.3)
                         ----------  ----------  ----------  ---------  ---------  ---------

Consolidated. . . . . .  $12,297.8   $12,546.6   $13,149.1   $1,573.3   $1,468.4   $1,558.8
                         ==========  ==========  ==========  =========  =========  =========




                               Assets                   Depreciation         Capital Spending
                      ---------------------------  ----------------------  ----------------------
(Millions of dollars) 1998      1997      1996      1998    1997   1996     1998   1997    1996
-------------------------------------------------------------------------------------------------

Tissue . . . . .  $ 5,861.0  $ 5,873.2  $ 6,991.5  $340.9  $302.5  $485.2  $345.4  $563.2  $655.2
Personal Care. .    3,131.8    3,147.0    3,049.7   219.7   198.2   189.6   290.3   326.4   190.3
Health Care
  and Other. . .      967.8    1,024.6      555.4    32.7    26.0    25.0    31.5    45.4    35.3
                  ---------  ---------  ---------  ------  ------  ------  ------  ------  ------
Combined . . . .    9,960.6   10,044.8   10,596.6   593.3   526.7   699.8   667.2   935.0   880.8
Unallocated(b)
  and
  intersegment
  assets . . . .    1,727.2    1,372.3    1,223.8     1.2     1.8     4.3     2.3     9.3     2.9
                  ---------  ---------  ---------  ------  ------  ------  ------  ------  ------

Consolidated . .  $11,687.8  $11,417.1  $11,820.4  $594.5  $528.5  $704.1  $669.5  $944.3  $883.7
                  =========  =========  =========  ======  ======  ======  ======  ======  ======



(a) Included in Business Segment operating profit are the following unusual items:


                                                                       1998
                                        --------------------------------------------------------------------
                                                     Personal      Health  Care
     (Millions  of  dollars)            Tissue       Care            and Other       Unallocated       Total
     -----------------------            ------       --------       ----------       -----------       -----

  1995 Plan. . . . . . . . . . . . . .  $   .7       $   .9          $ (.8)           $(4.1)            $ (3.3)
  1997 Plan. . . . . . . . . . . . . .   149.3         87.6           13.2               .7              250.8
  1998 Plans . . . . . . . . . . . . .    22.1        108.1             .1                -              130.3
  Mobile pulp mill fees and severances    42.3            -              -                -               42.3
                                        ------       ------          -----            -----             ------

    Total. . . . . . . . . . . . . . .  $214.4       $196.6          $12.5            $(3.4)            $420.1
                                        ======       ======          =====            =====             ======


                                                                       1997
                                        --------------------------------------------------------------------
                                                     Personal      Health  Care
     (Millions  of  dollars)            Tissue       Care            and Other       Unallocated       Total
     -----------------------            ------       --------       ----------       -----------       -----

  1995 Plan . . . . . . . . . . . . .   $ 60.5       $ 1.9            $(.3)           $ 2.0             $ 64.1
  1997 Plan . . . . . . . . . . . . .    324.4        72.8             8.7              8.3              414.2
                                        ------       -----            -----           -----             ------

    Total . . . . . . . . . . . . . .   $384.9       $74.7            $8.4            $10.3             $478.3
                                        ======       =====            ====            =====             ======


                                                                       1996
                                        --------------------------------------------------------------------
                                                     Personal      Health  Care
     (Millions  of  dollars)            Tissue       Care            and Other       Unallocated       Total
     -----------------------            ------       --------       ----------       -----------       -----

  1995 Plan . . . . . . . . . . . . .   $329.4       $77.0            $ .7            $22.8             $429.9
                                        ======       =====           =====            =====             ======



(b) Assets include investments in equity companies of $813.1 million, $567.7 million and $551.1 million in 1998, 1997 and 1996, respectively.



CONSOLIDATED  OPERATIONS  BY  GEOGRAPHIC  AREA

                                               Net Sales                     Operating Profit
                                 ----------------------------------  -------------------------------
(Millions  of  dollars)              1998        1997       1996       1998(a)    1997(a)   1996(a)
---------------------------      ----------------------------------  -------------------------------

United States . . . . . . . . .  $ 8,018.2   $ 7,878.7   $ 8,142.5   $1,409.3   $1,350.5   $1,256.8
Canada. . . . . . . . . . . . .      785.1     1,052.5     1,311.0      112.7      151.9      180.4
Intergeographic items(b). . . .     (409.1)     (397.3)     (451.7)         -          -          -
                                 ----------  ----------  ----------  ---------  ---------  ---------

North America . . . . . . . . .    8,394.2     8,533.9     9,001.8    1,522.0    1,502.4    1,437.2
Europe. . . . . . . . . . . . .    2,471.2     2,548.1     2,881.8      (39.7)     (63.6)      46.8
Asia, Latin America and Africa.    1,688.4     1,772.2     1,603.5      188.9      138.4      195.1
                                 ----------  ----------  ----------  ---------  ---------  ---------

Combined. . . . . . . . . . . .   12,553.8    12,854.2    13,487.1    1,671.2    1,577.2    1,679.1
Intergeographic items . . . . .     (256.0)     (307.6)     (338.0)         -          -          -
Unallocated items - net . . . .          -           -           -      (97.9)    (108.8)    (120.3)
                                 ----------  ----------  ----------  ---------  ---------  ---------

Consolidated. . . . . . . . . .  $12,297.8   $12,546.6   $13,149.1   $1,573.3   $1,468.4   $1,558.8
                                 ==========  ==========  ==========  =========  =========  =========




                                            Assets
                                 ----------------------------------
(Millions  of  dollars)             1998         1997        1996
-----------------------          ----------------------------------


United States . . . . . . . . .  $ 5,822.5   $ 5,913.3   $ 5,766.0
Canada. . . . . . . . . . . . .      470.0       547.5       825.6
Intergeographic items . . . . .      (52.6)      (65.4)      (50.2)
                                 ----------  ----------  ----------

North America . . . . . . . . .    6,239.9     6,395.4     6,541.4
Europe. . . . . . . . . . . . .    2,133.2     2,279.9     2,581.6
Asia, Latin America and Africa.    1,700.4     1,512.1     1,604.7
                                 ----------  ----------  ----------

Combined. . . . . . . . . . . .   10,073.5    10,187.4    10,727.7
Intergeographic items . . . . .     (112.9)     (142.6)     (131.1)
Unallocated items - net(c). . .    1,727.2     1,372.3     1,223.8
                                 ----------  ----------  ----------

Consolidated. . . . . . . . . .  $11,687.8   $11,417.1   $11,820.4
                                 ==========  ==========  ==========



(a) Included in geographic operating profit are the following unusual items:


                                                                  1998
                                     ------------------------------------------------------------------------
                                                                          Asia,
                                                                       Latin  America
     (Millions  of  dollars)             U.S.     Canada     Europe     and Africa      Unallocated    Total
     -----------------------         --------     ------     ------    --------------   -----------    ------

  1995 Plan . . . . . . . . . .      $ (2.1)      $  (.8)    $  4.8         $(1.1)          $(4.1)     $ (3.3)
  1997 Plan . . . . . . . . . .       155.7          5.2       83.8           5.4              .7       250.8
  1998 Plans. . . . . . . . . .        60.3        (12.3)      74.2           8.1               -       130.3
  Mobile pulp mill fees
    and severances. . . . . . .        42.3            -          -             -               -        42.3
                                     ------       -------    ------         -----           ------     ------
      Total . . . . . . . . . .      $256.2       $ (7.9)    $162.8         $12.4           $(3.4)     $420.1
                                     ======       =======    ======         =====           ======     ======



                                                                  1997
                                     ------------------------------------------------------------------------
                                                                          Asia,
                                                                       Latin  America
     (Millions  of  dollars)             U.S.     Canada     Europe     and Africa      Unallocated   Total
     -----------------------         --------     ------     ------    --------------   -----------   ------

  1995 Plan . . . . . . . . . .      $ 13.1       $(1.6)     $ 49.3         $ 1.3           $ 2.0      $ 64.1
  1997 Plan . . . . . . . . . .       177.2         4.3       155.5          68.9             8.3       414.2
                                     ------       -----      ------         -----           -----      ------
    Total . . . . . . . . . . .      $190.3       $ 2.7      $204.8         $70.2           $10.3      $478.3
                                     ======       =====      ======         =====           =====      ======



                                                                  1996
                                     ------------------------------------------------------------------------
                                                                          Asia,
                                                                       Latin  America
     (Millions  of  dollars)             U.S.     Canada     Europe     and Africa      Unallocated   Total
     -----------------------         --------     ------     ------    --------------   -----------   ------

  1995 Plan . . . . . . . . . . .    $270.5       $(42.0)    $173.6         $ 5.0           $22.8      $429.9
                                     ======       =====      ======         =====           =====      ======



(b) Net sales include $255.9 million, $246.0 million and $284.8 million by operations in Canada to the U.S. in 1998, 1997 and 1996, respectively.

(c) Assets include investments in equity companies of $813.1 million, $567.7 million and $551.1 million in 1998, 1997 and 1996, respectively.


EQUITY  COMPANIES'  DATA  BY  GEOGRAPHIC  AREA
                                                                            Kimberly-
                                                                            Clark's
                                                                            Share
                                            Net     Gross Operating  Net    of Net
(Millions  of  dollars)                    Sales    Profit  Profit  Income  Income
-----------------------                  --------  ------  ------  ------  ------


For the year ended:
  December 31, 1998
    Latin America(a). . . . . . . . . .  $1,606.8  $574.4  $388.2  $245.5  $113.5
    Asia, Australia and Middle East . .     666.9   236.6    83.3    49.1    23.6
                                          -------  ------  ------  ------  ------
        Total . . . . . . . . . . . . .  $2,273.7  $811.0  $471.5  $294.6  $137.1
                                          =======  ======  =======  ======  ======

For the year ended:
  December 31, 1997
    Latin America(b). . . . . . . . . .  $1,464.3  $528.6  $382.5  $283.1  $130.8
    Asia, Australia and Middle East . .     698.1   253.6    93.6    55.0    26.5
                                          -------  ------  ------  ------  ------
        Total . . . . . . . . . . . . .  $2,162.4  $782.2  $476.1  $338.1  $157.3
                                          =======  ======  ======  ======  ======

For the year ended:
  December 31, 1996
    Latin America(c). . . . . . . . . .  $1,380.5  $512.9  $344.3  $291.5  $133.1
    North America, Asia, Australia and
      Middle East(d)  . . . . . . . . .     725.7   253.0    83.8    42.8    19.3
                                          -------  ------  ------  ------  ------
        Total . . . . . . . . . . . . .  $2,106.2  $765.9  $428.1  $334.3  $152.4
                                          =======  ======  ======  ======  ======




(a) Net income and Kimberly-Clark's share of net income include a loss of $19.8 million and $9.2 million, respectively, related to the change in the value of the Mexican peso. In May 1998, the Corporation acquired 50 percent of Klabin Tissue, S.A., the leading tissue manufacturer in Brazil.

(b) Kimberly-Clark's share of net income includes a gain of $16.3 million, primarily related to the sale of a portion of the tissue business of KCM. Additionally, operating profit, net income and Kimberly-Clark's share of net income includes $6.7 million, $4.4 million and $2.2 million, respectively, related to the 1997 Charge.

(c) Kimberly-Clark's share of net income includes a charge of $5.5 million, recorded by KCM for restructuring costs related to its merger with Scott's former Mexican affiliate.

(d) In June 1996, the Corporation acquired 49.9 percent of Hogla, Ltd., and formed a consumer products joint venture in Israel.




                                                 Non-                     Non-          Stock-
                                     Current     Current     Current      Current       holders'
(Millions  of  dollars)              Assets      Assets      Liabilities  Liabilities   Equity
-----------------------            -------------------------------------------------------------

December 31, 1998
  Latin America . . . . . . . . .  $  785.5      $1,170.7    $575.0       $154.0       $1,227.2
  Asia, Australia and Middle East     239.2         359.1     129.5        173.8          295.1
                                   --------      --------    ------       ------       --------
      Total . . . . . . . . . . .  $1,024.7      $1,529.8    $704.5       $327.8       $1,522.3
                                   ========      ========    ======       ======       ========

December 31, 1997
  Latin America . . . . . . . . .  $  752.8      $  624.6    $336.0       $278.4       $  763.0
  Asia, Australia and Middle East     226.8         386.9     128.0        185.5          300.2
                                   --------      --------    ------       ------       --------
      Total . . . . . . . . . . .  $  979.6      $1,011.5    $464.0       $463.9       $1,063.2
                                   ========      ========    ======       ======       ========


December 31, 1996
  Latin America . . . . . . . . .  $  661.3      $  606.3    $321.0       $267.5       $  679.2
  Asia, Australia and Middle East     272.5         463.8     168.9        225.3          342.0
                                   --------      --------    ------       ------       --------
      Total . . . . . . . . . . .  $  933.8      $1,070.1    $489.9       $492.8       $1,021.2
                                   ========      ========    ======       ======       ========



     Equity companies are principally engaged in operations in the Tissue and Personal Care businesses.

     KCM is partially owned by the public and its stock is publicly traded in Mexico. At December 31, 1998, the Corporation's investment in this equity company was $369.3 million, and the estimated fair value was $1.7 billion based on the market price of publicly traded shares.

NOTE  17.    RESTATEMENT

     Subsequent to the issuance of the Corporation's 1998 financial statements and the filing of its 1998 Form 10-K with the Securities and Exchange Commission (the "SEC"), and following extensive discussions with representatives of the SEC's Division of Corporation Finance concerning its review of the Corporation's financial statements, Kimberly-Clark concluded that it would restate its 1995, 1996, 1997, 1998 and first quarter 1999 financial statements and related disclosures to reflect, among other things, the following changes.

- Certain merger related costs originally recorded in 1995 at the time of the Scott merger have been recorded as costs of subsequent periods when they were incurred.

- Certain employee severance costs originally recorded in 1995 in connection with the Scott merger have been recorded as costs of subsequent periods when such employee severances and benefits were appropriately communicated.

- The effects of changes in estimates to restructuring and other unusual charges and facility closure charges have been recorded in the periods when estimates for individual programs included in the applicable plan changed. In prior presentations, on an aggregate basis, the changes in estimates were either reallocated to other components of each such plan or were returned to earnings at the time aggregate amounts were identified as being in excess of the then current estimate to complete each plan.

- Certain assets that were to be disposed of but which were not immediately removed from operations have been depreciated on an accelerated basis over their remaining useful life. In prior presentations, these assets had been written down to estimated fair value as of the date such assets were expected to be removed from service, assuming continuation of normal depreciation until the estimated date of removal.

- An energy contract termination penalty has been recorded in the second quarter of 1998 and employee severance costs have been recorded in the third quarter of 1998 in connection with the planned closure of the
   Corporation's pulp  mill  in  Mobile,  Alabama.   The Corporation had
   originally intended to record these charges in the third quarter of 1999 when the entire integrated pulp operation is to be disposed of, including the related sale of the Southeast Timberlands, with a net gain resulting from the overall transaction. The Corporation continues to expect a net gain on the overall transaction.

     As a result of the foregoing and other factors, the Corporation's 1996, 1997 and 1998 financial statements have been restated from amounts previously reported. In addition, a prior period adjustment of $474.0 million, related to restated 1995 operating results, increased retained earnings at December 31, 1995. The principal effects of these items on the accompanying financial statements are set forth below:



                                                                     Consolidated Income Statements
                                                                     For the Years Ended December 31,
                                                 ----------------------------------------------------------------------
                                                           1998                 1997                    1996
                                                 ----------------------  ----------------------  ----------------------

                                                                 As                      As                      As
(Millions of dollars,                                As      Previously      As      Previously      As      Previously
except  per  share  amounts)                      Restated    Reported    Restated    Reported    Restated    Reported
----------------------------                     ----------  ----------  ---------   ----------  ---------   ----------



NET SALES . . . . . . . . . . . . . . . . . . .  $12,297.8   $12,297.8   $12,546.6   $12,546.6   $13,149.1   $13,149.1
    Cost of products sold . . . . . . . . . . .    7,700.2     7,597.8     7,939.0     7,972.6     8,460.6     8,241.4
                                                 ----------  ----------  ----------  ----------  ----------  ----------

GROSS PROFIT. . . . . . . . . . . . . . . . . .    4,597.6     4,700.0     4,607.6     4,574.0     4,688.5     4,907.7
    Advertising, promotion and selling expenses    1,937.4     1,937.4     1,937.2     1,937.2     2,029.7     2,029.7
    Research expense. . . . . . . . . . . . . .      224.8       224.8       211.8       211.8       207.9       207.9
    General expense . . . . . . . . . . . . . .      717.0       726.9       623.9       623.9       603.0       603.0
    Goodwill amortization . . . . . . . . . . .       33.3        33.3        16.8        16.8        13.4        13.4
    Restructuring and other unusual charges . .      111.8       101.5       349.5       481.1       275.7           -
                                                 ----------  ----------  ----------  ----------  ----------  ----------

OPERATING PROFIT. . . . . . . . . . . . . . . .    1,573.3     1,676.1     1,468.4     1,303.2     1,558.8     2,053.7
    Interest income . . . . . . . . . . . . . .       24.3        24.3        31.4        31.4        28.1        28.1
    Interest expense. . . . . . . . . . . . . .     (198.7)     (198.7)     (164.8)     (164.8)     (186.7)     (186.7)
    Other income (expense), net . . . . . . . .      124.4       124.4        17.7        17.7       107.2       107.2
                                                 ----------  ----------  ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES. . . . . . . . . . .    1,523.3     1,626.1     1,352.7     1,187.5     1,507.4     2,002.3
    Provision for income taxes. . . . . . . . .      522.2       561.9       493.3       433.1       576.0       700.8
                                                 ----------  ----------  ----------  ----------  ----------  ----------

INCOME BEFORE EQUITY INTERESTS. . . . . . . . .    1,001.1     1,064.2       859.4       754.4       931.4     1,301.5
    Share of net income of equity companies . .      137.1       137.1       157.3       157.3       152.4       152.4
    Minority owners' share of subsidiaries' net
      income. . . . . . . . . . . . . . . . . .      (23.9)      (24.3)      (31.3)      (27.7)      (48.4)      (50.1)
                                                 ----------  ----------  ----------  ----------  ----------  ----------

INCOME BEFORE EXTRAORDINARY GAINS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE. . . .    1,114.3     1,177.0       985.4       884.0     1,035.4     1,403.8
    Extraordinary gains, net of income taxes. .          -           -        17.5        17.5           -           -
    Cumulative effect of accounting change,
      net of income taxes . . . . . . . . . . .      (11.2)      (11.2)          -           -           -           -
                                                 ----------  ----------  ----------  ----------  ----------  ----------

NET INCOME. . . . . . . . . . . . . . . . . . .  $ 1,103.1   $ 1,165.8   $ 1,002.9   $   901.5   $ 1,035.4   $ 1,403.8
                                                 ==========  ==========  ==========  ==========  ==========  ==========

PER SHARE BASIS
  BASIC
    Income before extraordinary gains and
      cumulative effect of accounting change. .  $    2.02   $    2.14   $    1.77   $    1.59   $    1.84   $    2.49
                                                 ==========  ==========  ==========  ==========  ==========  ==========
    Net income. . . . . . . . . . . . . . . . .  $    2.00   $    2.12   $    1.80   $    1.62   $    1.84   $    2.49
                                                 ==========  ==========  ==========  ==========  ==========  ==========

  DILUTED
    Income before extraordinary gains and
      cumulative effect of accounting change. .  $    2.01   $    2.13   $    1.76   $    1.58   $    1.83   $    2.48
                                                 ==========  ==========  ==========  ==========  ==========  ==========
    Net income. . . . . . . . . . . . . . . . .  $    1.99   $    2.11   $    1.79   $    1.61   $    1.83   $    2.48
                                                 ==========  ==========  ==========  ==========  ==========  ==========



                                                        Consolidated  Balance  Sheets
                                              -------------------------------------------------
                                              As  of  Dec.  31,  1998   As  of  Dec.  31,  1997
                                              -----------------------   -----------------------
                                                            As                        As
                                                 As     Previously         As      Previously
(Millions  of  dollars)                       Restated  Reported        Restated   Reported
-----------------------                       --------  ----------      --------   ----------



ASSETS

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . .  $   144.0  $   144.0       $    90.8  $    90.8
  Accounts receivable . . . . . . . . . . .    1,465.2    1,465.2         1,606.3    1,606.3
  Inventories . . . . . . . . . . . . . . .    1,283.8    1,283.8         1,319.5    1,319.5
  Other current assets. . . . . . . . . . .      492.8      473.9           458.5      472.4
                                             ---------  ---------       ---------  ---------

    TOTAL CURRENT ASSETS. . . . . . . . . .    3,385.8    3,366.9         3,475.1    3,489.0

PROPERTY. . . . . . . . . . . . . . . . . .   10,560.0   10,547.7         9,692.7    9,756.2
  Less accumulated depreciation . . . . . .    4,561.9    4,702.7         3,932.3    4,155.6
                                             ---------  ---------       ---------  ---------

    NET PROPERTY. . . . . . . . . . . . . .    5,998.1    5,845.0         5,760.4    5,600.6

INVESTMENTS IN EQUITY COMPANIES . . . . . .      813.1      813.1           567.7      567.7

ASSETS HELD FOR SALE. . . . . . . . . . . .      109.5      109.5           280.0      280.0

GOODWILL, DEFERRED CHARGES AND OTHER ASSETS    1,381.3    1,375.8         1,333.9    1,328.7
                                             ---------  ---------       ---------  ---------

                                             $11,687.8  $11,510.3       $11,417.1  $11,266.0
                                             =========  =========       =========  =========





LIABILITIES  AND  STOCKHOLDERS'  EQUITY



CURRENT LIABILITIES
  Debt payable within one year. . . . . . . .  $   635.4   $   635.4    $   663.1  $   663.1
  Accounts payable. . . . . . . . . . . . . .    1,003.2     1,003.2      1,049.4    1,049.4
  Accrued expenses. . . . . . . . . . . . . .    1,419.1     1,453.7      1,314.6    1,445.6
  Other current liabilities . . . . . . . . .      706.4       698.4        548.2      540.2
                                               ----------  ----------   ---------- ----------

    TOTAL CURRENT LIABILITIES . . . . . . . .    3,764.1     3,790.7      3,575.3    3,698.3

LONG-TERM DEBT. . . . . . . . . . . . . . . .    2,068.2     2,068.2      1,803.9    1,803.9

NONCURRENT EMPLOYEE BENEFIT AND OTHER
  OBLIGATIONS . . . . . . . . . . . . . . . .      899.9       899.9        887.1      887.1

DEFERRED INCOME TAXES . . . . . . . . . . . .      721.6       666.3        643.0      580.8

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES. .      202.5       198.0        167.5      162.6

PREFERRED STOCK . . . . . . . . . . . . . . .          -           -            -          -

COMMON STOCK. . . . . . . . . . . . . . . . .      710.8       710.8        710.8      710.8

ADDITIONAL PAID-IN CAPITAL. . . . . . . . . .       86.3        86.3        113.3      113.3

COMMON STOCK HELD IN TREASURY . . . . . . . .   (1,454.7)   (1,454.7)      (617.1)    (617.1)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)     (964.3)     (964.3)      (966.6)    (966.6)

RETAINED EARNINGS . . . . . . . . . . . . . .    5,653.4     5,509.1      5,099.9    4,892.9
                                               ----------  ----------   ---------- ----------

TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . .    4,031.5     3,887.2      4,340.3    4,133.3
                                               ----------  ----------   ---------- ----------

                                               $11,687.8   $11,510.3    $11,417.1  $11,266.0
                                               ==========  ==========   ========== ==========

INDEPENDENT  AUDITORS'  REPORT
Kimberly-Clark  Corporation  and  Subsidiaries

Kimberly-Clark  Corporation,  Its  Directors  and  Stockholders:

     We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As discussed in Note 17, the accompanying consolidated financial statements have been restated.



/s/ Deloitte & Touche LLP
-------------------------
Deloitte  &  Touche  LLP
Dallas,  Texas
January  25,  1999  (July  23,  1999,  as  to  Note  17)

AUDIT  COMMITTEE  CHAIRMAN'S  LETTER
Kimberly-Clark  Corporation  and  Subsidiaries

     The  members  of  the  Audit  Committee  are  selected  by  the  board of
directors.    The  committee  consists  of six outside directors and met three times  during  1998.

     The Audit Committee oversees the financial reporting process on behalf of the board of directors. As part of that responsibility, the committee recommends to the board of directors, subject to stockholder approval, the selection of the Corporation's independent public accountants. The Audit Committee discusses the overall scope and specific plans for annual audits with the Corporation's internal auditors and Deloitte & Touche LLP. The committee also discusses the Corporation's annual consolidated financial statements and the adequacy of its internal controls. The committee meets regularly with the internal auditors and Deloitte & Touche LLP, without management present, to discuss the results of their audits, their evaluations of the Corporation's internal controls, and the overall quality of the
Corporation's financial reporting. The meetings also are designed to facilitate any private communication with the committee desired by the internal auditors or independent public accountants.



/s/  Paul  J.  Collins
----------------------
Paul  J.  Collins

Paul  J.  Collins
Chairman,  Audit  Committee
January  25,  1999

MANAGEMENT'S  RESPONSIBILITY  FOR  FINANCIAL  REPORTING
Kimberly-Clark  Corporation  and  Subsidiaries

     The management of Kimberly-Clark Corporation is responsible for conducting all aspects of the business, including the preparation of the consolidated financial statements in this annual report. The consolidated financial statements have been prepared using generally accepted accounting principles considered appropriate in the circumstances to present fairly the Corporation's consolidated financial position, results of operations and cash flows on a consistent basis. Management also has prepared the other information in this annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

     As can be expected in a complex and dynamic business environment, some financial statement amounts are based on management's estimates and judgments. Even though estimates and judgments are used, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this annual report. These measures include an effective control-oriented environment in which the internal audit function plays an important role, an Audit Committee of the board of directors that oversees the financial reporting process, and independent audits.

     One characteristic of a control-oriented environment is a system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition, designed to provide reasonable assurance to management and the board of directors regarding preparation of reliable published financial statements and such asset safeguarding. The system is supported with written policies and procedures, contains self-monitoring mechanisms and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies
as  they  are  identified.    All  internal  control  systems  have  inherent
limitations, including the possibility of circumvention and overriding of controls, and, therefore, can provide only reasonable assurance as to financial statement preparation and such asset safeguarding.

     The Corporation has also adopted a code of conduct that, among other things, contains policies for conducting business affairs in a lawful and ethical manner in each country in which it does business, for avoiding potential conflicts of interest and for preserving confidentiality of information and business ideas. Internal controls have been implemented to provide reasonable assurance that the code of conduct is followed.

     The consolidated financial statements have been audited by the independent accounting firm, Deloitte & Touche LLP. During their audits, the independent auditors were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the board of directors and all committees of the board. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

     During the audits conducted by both the independent auditors and the internal audit function, management received recommendations to strengthen or modify internal controls in response to developments and changes. Management has adopted, or is in the process of adopting, all recommendations that are cost effective.

     The Corporation has assessed its internal control system as of December 31, 1998, in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1998, its system of internal control over the preparation of its published interim and annual consolidated financial statements and over safeguarding of assets against unauthorized acquisition, use or disposition met those criteria.




/s/  Wayne R. Sanders                               /s/   John W. Donehower
---------------------------------                   ---------------------------
Wayne R. Sanders                                    John W. Donehower

Wayne R. Sanders                                    John W. Donehower
Chairman  of  the  Board                            Senior Vice President and
and  Chief  Executive  Officer                      Chief Financial Officer

January  25,  1999

INDEPENDENT  AUDITORS'  REPORT


KIMBERLY-CLARK  CORPORATION:

We have audited the consolidated financial statements of Kimberly-Clark Corporation as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 25, 1999, July 23, 1999, as to Note 17 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in Note 17); such consolidated financial statements and report are included in your Annual Report on Form 10-K/A for the year ended December 31, 1998. Our audits also included the consolidated financial statement schedule of Kimberly-Clark Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, the consolidated financial statement schedule listed in Item 14, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/S/  DELOITTE & TOUCHE  LLP
---------------------------

DELOITTE  &  TOUCHE  LLP

Dallas,  Texas
January  25,  1999  (July  23,  1999,  as  to  Note  17)

SCHEDULE  II                                                          Kimberly-Clark  Corporation  and  Subsidiaries
VALUATION  AND  QUALIFYING  ACCOUNTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  1998,  1997  AND  1996
(Millions  of  dollars)


                                                               ADDITIONS               DEDUCTIONS
                                                       --------------------------    --------------
                                      BALANCE  AT      CHARGED  TO    CHARGED  TO    WRITE-OFFS         BALANCE
                                      BEGINNING        COSTS  AND     OTHER          AND  DISCOUNTS     AT END OF
        DESCRIPTION                   OF PERIOD        EXPENSES       ACCOUNTS(A)    ALLOWED            PERIOD
--------------------------------------------------------------------------------------------------------------------




DECEMBER 31, 1998
  Allowances deducted from
    assets to which they apply

     Allowances for doubtful
      accounts . . . . . . . . . .      $ 37.8         $ 21.5         $3.1           $ 10.9(b)          $51.5

     Allowances for sales
      discounts. . . . . . . . . .        22.1          182.5           .2            189.0(c)           15.8






DECEMBER  31,  1997
  Allowances  deducted  from
     assets  to  which  they  apply



     Allowances for doubtful
      accounts . . . . . . . . . .      $ 33.0         $ 12.3         $2.2           $  9.7(b)          $37.8

     Allowances for sales
      discounts. . . . . . . . . .        13.3          174.5          7.8            173.5(c)           22.1






DECEMBER  31,  1996
  Allowances  deducted  from
     assets  to  which  they  apply


     Allowances for doubtful
      accounts . . . . . . . . . .      $ 54.0         $ 13.1         $ .1           $ 34.2(b)          $33.0

     Allowances for sales
      discounts. . . . . . . . . .        30.7          181.4          (.4)           198.4(c)           13.3




(a) Includes bad debt recoveries and the effects of changes in foreign currency exchange rates. 1997 includes the balances of Tecnol Medical Products, Inc. acquired in December 1997.

(b) Primarily  uncollectible  receivables  written  off.

(c) Sales  discounts  allowed.

SCHEDULE  II  -  RESTATED                                                          Kimberly-Clark Corporation and Subsidiaries
VALUATION  AND  QUALIFYING  ACCOUNTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  1998,  1997  AND  1996
(Millions  of  dollars)


                                                            ADDITIONS                        DEDUCTIONS
                                                      ---------------------          ------------------------
                               BALANCE  AT          CHARGED TO     CHARGED TO                WRITE-OFFS              BALANCE
                               BEGINNING            COSTS  AND       OTHER                      AND                 AT END OF
          DESCRIPTION          OF  PERIOD           EXPENSES       ACCOUNTS              RECLASSIFICATIONS           PERIOD
------------------------------------------------------------------------------------------------------------------------------
1998  AND  1997  CHARGES

DECEMBER 31, 1998
  Contra assets deducted from
  assets to which they apply

    Inventory . . . . . . .    $ 23.8                $4.1          $-                    $17.0                      $10.9

    Other Assets. . . . . .      12.1                  .2           -                     11.8                         .5





DECEMBER  31,  1997
  Contra  assets  deducted  from
  assets  to  which  they  apply

    Inventory. . . . . . .     $-                   $28.8          $-                     $5.0                      $23.8

    Other Assets . . . . .      -                    15.1           -                      3.0                       12.1

SCHEDULE  II  -  RESTATED                                                          Kimberly-Clark Corporation and Subsidiaries
VALUATION  AND  QUALIFYING  ACCOUNTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  1998,  1997  AND  1996
(Millions  of  dollars)

                                                            ADDITIONS                        DEDUCTIONS
                                                    -------------------------            -----------------
                               BALANCE  AT          CHARGED TO     CHARGED TO                WRITE-OFFS              BALANCE
                               BEGINNING            COSTS  AND       OTHER                      AND                 AT END OF
          DESCRIPTION          OF  PERIOD           EXPENSES       ACCOUNTS              RECLASSIFICATIONS           PERIOD
------------------------------------------------------------------------------------------------------------------------------
1995  RESTRUCTURING  AND  OTHER
     UNUSUAL  CHARGES


DECEMBER  31,  1998
  Contra  assets  deducted  from
  assets  to  which  they  apply

    Inventory. . . . . . .  .  $.6                $  -             $ -                   $ .6                        $ -





DECEMBER  31,  1997
  Contra  assets  deducted  from
  assets  to  which  they  apply

    Accounts receivable . . .  $ .6               $   -            $ -                   $  .6                       $ -

    Inventory . . . . . . . .  14.1                (3.1)             -                    10.4                          .6

    Assets held for sale. . .   -                   -                -                     -                           -

    Other assets. . . . . . .    .5                (0.5)             -                     -                           -





DECEMBER  31,  1996
  Contra  assets  deducted  from
  assets  to  which  they  apply


    Accounts receivable. . . . $ 41.5               $ (1.5)        $-                    $39.4                       $  .6

    Inventory. . . . . . . . .   49.6                (14.5)         -                     21.0                        14.1

    Assets held for sale . . .   60.2                (59.1)         -                      1.1                         -

    Other assets . . . . . . .   28.6                (10.9)         -                     17.2                          .5

    Property, plant and
      equipment. . . . . . . .   77.3                 (2.6)         -                     74.7                         -


SCHEDULE  II  -  RESTATED                                                          Kimberly-Clark Corporation and Subsidiaries
VALUATION  AND  QUALIFYING  ACCOUNTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  1998,  1997  AND  1996
(Millions  of  dollars)


                                                            ADDITIONS
                                                      ---------------------
                               BALANCE  AT          CHARGED TO     CHARGED TO                                        BALANCE
                               BEGINNING            COSTS  AND       OTHER                                          AT END OF
          DESCRIPTION          OF  PERIOD           EXPENSES       ACCOUNTS              DEDUCTIONS(A)               PERIOD
------------------------------------------------------------------------------------------------------------------------------


DECEMBER  31,  1998


  Deferred Taxes
      Valuation Allowance. . . $203.0               $63.4          $ -                   $  (5.5)                    $271.9


DECEMBER 31, 1997

  Deferred Taxes
      Valuation Allowance. . . $174.3               $72.4          $ -                   $  43.7                     $203.0


DECEMBER 31, 1996

  Deferred Taxes
      Valuation Allowance. . . $189.0               $57.0          $ -                   $71.7(b)                    $174.3




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