Form 10-Q/A
period 1999-03-31
KIMBERLY CLARK CORP
filed 1999-08-06
CIK 55785

FORM  10-Q/A


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

For  the  transition  period  from ____________ to _____________

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

Yes        X.    No          .
     -------        --------

AS OF AUGUST 2, 1999, 532,757,486 SHARES OF THE CORPORATION'S COMMON STOCK WERE OUTSTANDING.

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

On March 26, 1999, Kimberly-Clark filed its Annual Report on Form 10-K for the year ended December 31, 1998. On May 12, 1999, Kimberly-Clark filed its Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (the "1999 First Quarter Form 10-Q").

From April through early July 1999, representatives of Kimberly-Clark and the Division engaged in an extensive dialogue concerning specific accounting comments that the Division had raised. The primary focus of the comments related to the restructuring and other charges that Kimberly-Clark had previously recorded in connection with its 1995 merger with Scott Paper Company ("Scott"), its 1997 restructuring plan and its 1998 facilities consolidation plan.

Following these discussions, Kimberly-Clark management concluded that it would recommend to the Board of Directors that there should be a restatement of the Corporation's 1995, 1996, 1997, 1998 and first quarter 1999 financial statements and related disclosures (the "Restatement"). On July 20, 1999, the Kimberly-Clark Board of Directors authorized the Restatement and, on July 21, 1999, the Corporation issued a press release to that effect. On August 5, 1999, the Board of Directors approved the restated financial statements reflected in this Quarterly Report on Form 10-Q/A for the period ended March 31, 1999 (this "Form 10-Q/A") and the related Annual Report on Form 10-K/A for the year ended December 31, 1998.

The purpose of this Form 10-Q/A is to restate the Corporation's first quarter 1999 and 1998 financial statements to reflect, among other things and to the extent applicable, the following changes:

- Certain employee severance costs originally recorded in 1995 in connection with the Scott merger have been recorded as costs of subsequent periods when such employee severances and benefits were appropriately communicated;

- The effects of changes in estimates to restructuring and other unusual charges and facility closure charges have been recorded in the periods when estimates for individual programs included in the applicable plan changed. In prior presentations, on an aggregate basis, the changes in estimates were either reallocated to other components of each such plan or were returned to earnings at the time aggregate amounts were identified as being in excess of the then current estimate to complete each plan; and

- Certain assets that were to be disposed of but which were not immediately removed from operations have been depreciated on an accelerated basis over their remaining useful life. In prior presentations, these assets had been written down to estimated fair value as of the date such assets were expected to be removed from service, assuming continuation of normal depreciation until the estimated date of removal.

The principal effects of these items on the accompanying financial statements are presented in Note 7 to the unaudited Consolidated Financial Statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Kimberly-Clark has amended and restated in its entirety each item of the 1999 First Quarter Form 10-Q which has been affected by the Restatement. In order to preserve the nature and character of the disclosures set forth in such items as of May 12, 1999, the date on which the 1999 First Quarter Form 10-Q was originally filed, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect the effects of the Restatement and other potentially material events.

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS.


CONSOLIDATED  INCOME  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

                                                                 Three  Months
                                                                Ended  March  31
                                                            ------------------------
(Millions  of  dollars, except per share amounts)                1999       1998
------------------------------------------------------------------------------------

                                                       (As  Restated  -  See Note 7)

NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,125.2   $3,048.6
  Cost of products sold . . . . . . . . . . . . . . . . . . .   1,851.9    1,936.0
                                                               ---------  ---------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .   1,273.3    1,112.6
  Advertising, promotion and selling expenses . . . . . . . .     507.2      494.9
  Research expense. . . . . . . . . . . . . . . . . . . . . .      54.8       52.9
  General expense . . . . . . . . . . . . . . . . . . . . . .     150.1      150.4
  Goodwill amortization . . . . . . . . . . . . . . . . . . .       6.8        7.8
  Restructuring and other unusual charges . . . . . . . . . .       2.9       23.4
                                                               ---------  ---------

OPERATING PROFIT. . . . . . . . . . . . . . . . . . . . . . .     551.5      383.2
  Interest income . . . . . . . . . . . . . . . . . . . . . .       6.0        8.6
  Interest expense. . . . . . . . . . . . . . . . . . . . . .     (53.5)     (48.2)
  Other income (expense), net . . . . . . . . . . . . . . . .      (6.9)       (.3)
                                                               ---------  ---------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . .     497.1      343.3
  Provision for income taxes. . . . . . . . . . . . . . . . .     161.2      108.3
                                                               ---------  ---------

INCOME BEFORE EQUITY INTERESTS. . . . . . . . . . . . . . . .     335.9      235.0
  Share of net income of equity companies . . . . . . . . . .      43.6       29.3
  Minority owners' share of subsidiaries' net income. . . . .      (4.9)      (6.4)
                                                               ---------  ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. . . . .     374.6      257.9
  Cumulative effect of accounting change, net of income taxes         -      (11.2)
                                                               ---------  ---------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $  374.6   $  246.7
                                                               =========  =========

PER SHARE BASIS:

BASIC:
  Income before cumulative effect of accounting change. . . .  $    .70   $    .46
  Cumulative effect of accounting change, net of income taxes         -       (.02)
                                                               ---------  ---------

  Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $    .70   $    .44
                                                               =========  =========

DILUTED:
  Income before cumulative effect of accounting change. . . .  $    .69   $    .46
  Cumulative effect of accounting change, net of income taxes         -       (.02)
                                                               ---------  ---------

  Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $    .69   $    .44
                                                               =========  =========

CASH DIVIDENDS DECLARED . . . . . . . . . . . . . . . . . . .  $    .26   $    .25
                                                               =========  =========



Unaudited

See  Notes  to  Consolidated  Financial  Statements.

CONSOLIDATED  BALANCE  SHEET
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES



                                               MARCH  31,  December  31,
(Millions  of  dollars)                          1999           1998
-----------------------------------------------------------------------
                                           (As  Restated
                                           - See Note 7)



ASSETS

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . .  $      105.1  $   144.0
  Accounts receivable . . . . . . . . . . .       1,451.4    1,465.2
  Inventories . . . . . . . . . . . . . . .       1,265.8    1,283.8
  Other current assets. . . . . . . . . . .         439.9      492.8
                                             ------------  ---------

    TOTAL CURRENT ASSETS. . . . . . . . . .       3,262.2    3,385.8

PROPERTY. . . . . . . . . . . . . . . . . .      10,508.4   10,560.0
  Less accumulated depreciation . . . . . .       4,560.6    4,561.9
                                             ------------  ---------

    NET PROPERTY. . . . . . . . . . . . . .       5,947.8    5,998.1

INVESTMENTS IN EQUITY COMPANIES . . . . . .         827.0      813.1

ASSETS HELD FOR SALE. . . . . . . . . . . .         109.7      109.5

GOODWILL, DEFERRED CHARGES AND OTHER ASSETS       1,425.9    1,381.3
                                             ------------  ---------

                                             $   11,572.6  $11,687.8
                                             ============  =========


LIABILITIES  AND  STOCKHOLDERS'  EQUITY


CURRENT LIABILITIES
  Debt payable within one year. . . . . . .  $      880.6  $   635.4
  Accounts payable. . . . . . . . . . . . .         907.4    1,003.2
  Accrued expenses. . . . . . . . . . . . .       1,309.3    1,419.1
  Other current liabilities . . . . . . . .         719.8      706.4
                                             -------------  --------

    TOTAL CURRENT LIABILITIES . . . . . . .       3,817.1    3,764.1

LONG-TERM DEBT. . . . . . . . . . . . . . .       2,086.7    2,068.2

NONCURRENT EMPLOYEE BENEFIT AND OTHER
   OBLIGATIONS . . . . . . . . . . . . . . .        894.6      899.9

DEFERRED INCOME TAXES . . . . . . . . . . .         730.8      721.6

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES.         219.4      202.5

STOCKHOLDERS' EQUITY. . . . . . . . . . . .       3,824.0    4,031.5
                                            --------------  --------

                                             $   11,572.6  $11,687.8
                                            =============  =========



Unaudited

See  Notes  to  Consolidated  Financial  Statements.

CONSOLIDATED  CASH  FLOW  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES


                                                                 Three  Months
                                                                Ended  March  31
                                                              --------------------
(Millions  of  dollars)                                         1999       1998
----------------------------------------------------------------------------------
                                                      (As Restated  -  See Note 7)



OPERATIONS
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $ 374.6   $ 246.7
  Cumulative effect of accounting change, net of income taxes        -      11.2
  Charges for business improvement and other programs:
    Restructuring and other unusual charges . . . . . . . . .      2.9      23.4
    Other charges . . . . . . . . . . . . . . . . . . . . . .      1.7       5.8
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . .    148.0     166.2
  Goodwill amortization . . . . . . . . . . . . . . . . . . .      6.8       7.8
  Changes in operating working capital. . . . . . . . . . . .   (104.3)    (39.7)
  Pension funding in excess of expense. . . . . . . . . . . .     (7.5)     (5.6)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .     10.1      (7.6)
                                                               --------  --------

    CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . .    432.3     408.2
                                                               --------  --------

INVESTING
  Capital spending. . . . . . . . . . . . . . . . . . . . . .   (168.6)   (135.3)
  Acquisitions of businesses, net of cash acquired. . . . . .        -       (.9)
  Disposals of property and businesses. . . . . . . . . . . .     18.5         -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .    (57.7)    (31.9)
                                                               --------  --------

    CASH USED FOR INVESTING . . . . . . . . . . . . . . . . .   (207.8)   (168.1)
                                                               --------  --------

FINANCING
  Cash dividends paid . . . . . . . . . . . . . . . . . . . .   (135.5)   (131.4)
  Changes in debt payable within one year . . . . . . . . . .    194.7     (52.9)
  Increases in long-term debt . . . . . . . . . . . . . . . .     21.2     221.8
  Decreases in long-term debt . . . . . . . . . . . . . . . .    (18.2)   (261.6)
  Proceeds from exercise of stock options . . . . . . . . . .      6.0      18.2
  Acquisitions of common stock for the treasury . . . . . . .   (339.9)     (9.1)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      8.3     (16.6)
                                                               --------  --------

    CASH USED FOR FINANCING . . . . . . . . . . . . . . . . .   (263.4)   (231.6)
                                                               --------  --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . .  $ (38.9)  $   8.5
                                                               ========  ========









Unaudited

See  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

1. The unaudited consolidated financial statements of the Corporation have been prepared on the same basis as those in the Annual Report on Form 10-K/A for the year ended December 31, 1998 and include all adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated results of operations and condensed consolidated cash flow statement for the periods indicated.

2. The Corporation has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. Certain of these programs affect the first quarter 1999 and 1998 financial statements as follows.

     - In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada, shut down and dispose of a tissue machine in Thailand and write down certain excess feminine care production equipment in North America. Certain assets, primarily a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, became subject to accelerated depreciation, some of which was recorded in the first quarter of 1999.

     - In the fourth quarter of 1997, the Corporation announced a plan to restructure its worldwide operations. Certain assets that are to be disposed of, but remained or will remain in use until disposed of in 1999 and 2000, became subject to accelerated depreciation, some of which was recorded in the first quarter of 1999 and 1998.

     The accelerated depreciation adjustments described above and other less significant adjustments related to the described plans were charged to earnings in the following income statement categories for the periods indicated.


                                             First  Quarter
                                            ----------------
     (Millions  of  dollars)                 1999     1998
     -------------------------------------------------------



     Cost of products sold . . . . . . . . .  $18.5  $48.4
     General expense . . . . . . . . . . . .    1.4      -
     Restructuring and other unusual charges    2.9   23.4
                                              -----  -----

     Total charges . . . . . . . . . . . . .  $22.8  $71.8
                                              =====  =====



3. There are no adjustments required to be made to Income Before Effect of Cumulative Accounting Change for purposes of computing basic and diluted earnings per share ("EPS"). A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations is as follows:

                                                      Average Common Shares
                                                       Outstanding for the
                                                 Three Months Ended March 31
                                               -------------------------------
     (Millions)                                               1999    1998
     -------------------------------------------------------------------------



     Basic. . . . . . . . . . . . . . . . . . . . . . . . .  535.9  556.7

       Dilutive effect of stock options . . . . . . . . . .    2.4    3.0

       Dilutive effect of deferred compensation plan shares     .1      -

       Dilutive effect of shares issued for participation
         share awards . . . . . . . . . . . . . . . . . . .     .7     .3
                                                             -----  -----

     Diluted. . . . . . . . . . . . . . . . . . . . . . . .  539.1  560.0
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

     The number of common shares outstanding as of March 31, 1999 and 1998 was
     531.8  million  and  557.0  million,  respectively.

4. The following schedule details inventories by major class as of March 31, 1999 and December 31, 1998:


                                                              MARCH  31, December  31,
     (Millions  of  dollars)                                     1999       1998
     ---------------------------------------------------------------------------------



     At lower of cost on the First-In,
       First-Out (FIFO) method or market:
         Raw materials . . . . . . . . . . . . . . . . . . . .  $  333.4   $  355.4
         Work in process . . . . . . . . . . . . . . . . . . .     150.6      164.2
         Finished goods. . . . . . . . . . . . . . . . . . . .     750.7      751.3
         Supplies and other. . . . . . . . . . . . . . . . . .     205.0      195.5
                                                                --------   --------

                                                                 1,439.7    1,466.4

       Excess of FIFO cost over Last-In, First-Out (LIFO) cost    (173.9)    (182.6)
                                                                --------   --------

         Total . . . . . . . . . . . . . . . . . . . . . . . .  $1,265.8   $1,283.8
                                                                ========   ========

5.   The following schedule provides the detail of comprehensive income:


                                            Three  Months  Ended  March  31
                                            -------------------------------
       (Millions  of  dollars)                       1999       1998
       --------------------------------------------------------------------




       Net Income. . . . . . . . . . . . . . . . .  $ 374.6   $246.7

       Unrealized currency translation adjustments   (111.1)    (4.1)
                                                    --------  -------

       Comprehensive income. . . . . . . . . . . .  $ 263.5   $242.6
                                                    ========  =======




6. The following schedule presents information concerning consolidated operations by business segment:


                                                             Three  Months  Ended  March  31
                                                             -------------------------------
     (Millions  of  dollars)                                           1999        1998
     ---------------------------------------------------------------------------------------

     NET SALES:

     Tissue . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,708.0   $1,695.0
     Personal Care. . . . . . . . . . . . . . . . . . . . . . . . .   1,196.4    1,101.9
     Health Care and Other. . . . . . . . . . . . . . . . . . . . .     228.7      261.3

     Intersegment Sales . . . . . . . . . . . . . . . . . . . . . .      (7.9)      (9.6)
                                                                     ---------  --------

     Consolidated . . . . . . . . . . . . . . . . . . . . . . . . .  $3,125.2   $3,048.6
                                                                     =========  ========

     OPERATING PROFIT (reconciled to income before income taxes):

     Tissue . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  284.5   $  235.5
     Personal Care. . . . . . . . . . . . . . . . . . . . . . . . .     232.3      136.1
     Health Care and Other. . . . . . . . . . . . . . . . . . . . .      46.7       37.1

     Unallocated Items - net. . . . . . . . . . . . . . . . . . . .     (12.0)     (25.5)
                                                                     ---------  --------

     Total Operating Profit . . . . . . . . . . . . . . . . . . . .     551.5      383.2

       Interest income. . . . . . . . . . . . . . . . . . . . . . .       6.0        8.6
       Interest expense . . . . . . . . . . . . . . . . . . . . . .     (53.5)     (48.2)
       Other income (expense), net. . . . . . . . . . . . . . . . .      (6.9)       (.3)
                                                                     --------   --------

     Income Before Income Taxes . . . . . . . . . . . . . . . . . .  $  497.1   $  343.3
                                                                     ========   ========



     Description  of  Business  Segments:

     The Tissue segment manufactures and markets facial and bathroom tissue, and paper towels and wipers for household and away-from-home use; wet wipes; printing, premium business and correspondence papers; and related products.

     The Personal Care segment manufactures and markets disposable diapers, training and youth pants; feminine and incontinence care products; and related products.

     The Health Care and Other segment manufactures and markets health care products such as surgical packs and gowns, sterilization wraps and disposable face masks; specialty and technical paper and related products; and other products.


7.   Restatement

     Subsequent to the issuance of the Corporation's 1998 financial statements and the filing of its Form 10-K with the SEC, and  following  extensive discussions  with representatives  of the  Division  concerning its review of the Corporation's
     financial statements, Kimberly-Clark concluded that it would restate its 1995, 1996, 1997, 1998 and first quarter 1999 financial
     statements and related disclosures.    The  accompanying
     consolidated income statements for the three months ended March 31, 1999 and 1998 and condensed consolidated balance sheet as of March 31, 1999 present restated results to reflect, among other things and to the extent applicable, the following changes:

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

     A comparison of the restated and previously reported financial statements as of March 31, 1999 and 1998 and for the three months then ended follows:



                                                           Consolidated  Income  Statements
                                                    ---------------------------------------------
                                                                Three  Months  Ended
                                                    ---------------------------------------------
                                                       March  31,  1999        March  31,  1998
                                                    ---------------------  ----------------------
                                                                  As                      As
                                                        As     Previously      As      Previously
(Millions  of  dollars,  except  per  share  amounts) Restated  Reported     Restated   Reported
-------------------------------------------------------------------------------------------------

NET SALES. . . . . . . . . . . . . . . . . . . . . .  $3,125.2   $3,125.2   $3,048.6   $3,048.6
  Cost of products sold. . . . . . . . . . . . . . .   1,851.9    1,833.4    1,936.0    1,884.1
                                                      ---------  ---------  ---------  ---------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . .   1,273.3    1,291.8    1,112.6    1,164.5
  Advertising, promotion and selling expenses. . . .     507.2      507.2      494.9      494.9
  Research expense . . . . . . . . . . . . . . . . .      54.8       54.8       52.9       52.9
  General expense. . . . . . . . . . . . . . . . . .     150.1      148.7      150.4      150.4
  Goodwill amortization. . . . . . . . . . . . . . .       6.8        6.8        7.8        7.8
  Restructuring and other unusual charges. . . . . .       2.9      (22.3)      23.4       14.2
                                                      ---------  ---------  ---------  ---------

OPERATING PROFIT . . . . . . . . . . . . . . . . . .     551.5      596.6      383.2      444.3
  Interest income. . . . . . . . . . . . . . . . . .       6.0        6.0        8.6        8.6
  Interest expense . . . . . . . . . . . . . . . . .     (53.5)     (53.5)     (48.2)     (48.2)
  Other income (expense), net. . . . . . . . . . . .      (6.9)      (6.9)       (.3)       (.3)
                                                      ---------  ---------  ---------  ---------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . .     497.1      542.2      343.3      404.4
  Provision for income taxes . . . . . . . . . . . .     161.2      177.1      108.3      129.6
                                                      ---------  ---------  ---------  ---------

INCOME BEFORE EQUITY INTERESTS . . . . . . . . . . .     335.9      365.1      235.0      274.8
  Share of net income of equity companies. . . . . .      43.6       43.6       29.3       29.3
  Minority owners' share of subsidiaries' net income      (4.9)      (5.0)      (6.4)      (6.5)
                                                      ---------  ---------  ---------  ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE . . . . . . . . . . . . . . . . . . . . . .     374.6      403.7      257.9      297.6
    Cumulative effect of accounting change, net of
      income taxes . . . . . . . . . . . . . . . . .         -          -      (11.2)     (11.2)
                                                      ---------  ---------  ---------  ---------

NET INCOME . . . . . . . . . . . . . . . . . . . . .  $  374.6   $  403.7   $  246.7   $  286.4
                                                      =========  =========  =========  =========


PER  SHARE  BASIS:


BASIC:
  Income before cumulative effect of accounting
    change . . . . . . . . . . . . . . . . . . .      $    .70   $    .75   $    .46   $    .53
  Cumulative effect of accounting change, net of
    income taxes . . . . . . . . . . . . . . . .             -          -       (.02)      (.02)
                                                      --------   --------   --------   --------
  Net income . . . . . . . . . . . . . . . . . .      $    .70   $    .75   $    .44   $    .51
                                                      ========   ========   ========   ========

DILUTED:
  Income before cumulative effect of accounting
    change . . . . . . . . . . . . . . . . . . .      $    .69   $    .75   $     .46   $    .53
  Cumulative effect of accounting change, net of
    income taxes . . . . . . . . . . . . . . . .             -          -        (.02)      (.02)
                                                      --------   --------   ---------   --------
  Net income . . . . . . . . . . . . . . . . . .      $    .69   $    .75   $     .44   $    .51
                                                      ========   ========   =========   ========

CASH DIVIDENDS DECLARED. . . . . . . . . . . . .      $    .26   $    .26   $     .25   $    .25
                                                      ========   ========   =========   ========



                                                 Consolidated
                                                Balance  Sheet
                                              --------------------
                                              As of March 31, 1999
                                              --------------------
                                                              As
                                                As       Previously
(Millions  of  dollars)                     Restated      Reported
-------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . .  $   105.1  $   105.1
  Accounts receivable . . . . . . . . . . .    1,451.4    1,451.4
  Inventories . . . . . . . . . . . . . . .    1,265.8    1,265.8
  Other current assets. . . . . . . . . . .      439.9      411.5
                                             ---------  ---------

    TOTAL CURRENT ASSETS. . . . . . . . . .    3,262.2    3,233.8

PROPERTY. . . . . . . . . . . . . . . . . .   10,508.4   10,464.4
  Less accumulated depreciation . . . . . .    4,560.6    4,649.1
                                             ---------  ---------

    NET PROPERTY. . . . . . . . . . . . . .    5,947.8    5,815.3

INVESTMENTS IN EQUITY COMPANIES . . . . . .      827.0      827.0

ASSETS HELD FOR SALE. . . . . . . . . . . .      109.7      109.7

GOODWILL, DEFERRED CHARGES AND OTHER ASSETS    1,425.9    1,419.5
                                             ---------  ---------

                                             $11,572.6  $11,405.3
                                             =========  =========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY


CURRENT LIABILITIES
  Debt payable within one year . . . . . .   $   880.6  $   880.6
  Accounts payable . . . . . . . . . . . .       907.4      907.4
  Accrued expenses . . . . . . . . . . . .     1,309.3    1,318.5
  Other current liabilities. . . . . . . .       719.8      711.8
                                             ---------  ---------

    TOTAL CURRENT LIABILITIES. . . . . . .     3,817.1    3,818.3

LONG-TERM DEBT . . . . . . . . . . . . . .     2,086.7    2,086.7

NONCURRENT EMPLOYEE BENEFIT AND OTHER
  OBLIGATIONS. . . . . . . . . . . . . . .       894.6      894.6

DEFERRED INCOME TAXES. . . . . . . . . . .       730.8      681.9

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES       219.4      215.0

STOCKHOLDERS' EQUITY . . . . . . . . . . .     3,824.0    3,708.8
                                             ---------  ---------

                                             $11,572.6  $11,405.3
                                             =========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Corporation for the periods covered.

Restatement

Subsequent to the issuance of the Corporation's 1998 financial statements and the filing of its 1998 Form 10-K with the Securities and Exchange Commission (the "SEC"), and following extensive discussions with representatives of the SEC's Division of Corporation Finance concerning its review of the Corporation's financial statements, Kimberly-Clark concluded that it would restate its 1995, 1996, 1997, 1998 and first quarter 1999 financial statements and related disclosures (the "Restatement"). Additional information concerning the Restatement is contained in "Significant Financial and Accounting Developments" contained elsewhere in this Form 10-Q/A.

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 1999 and 1998.

Business  Improvement  and  Other  Programs

The Corporation has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. Certain of these programs affect the first quarter 1999 and 1998 financial statements as follows.

- In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada, shut down and dispose of a tissue machine in Thailand and write down certain excess feminine care production equipment in North America. Certain assets, primarily a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, became subject to accelerated depreciation, some of which was recorded in the first quarter of 1999.

- In the fourth quarter of 1997, the Corporation announced a plan to restructure its worldwide operations. Certain assets that are to be disposed of, but remained or will remain in use until disposed of in 1999 and 2000, became subject to accelerated depreciation, some of which was recorded in the first quarter of 1999 and 1998.

The accelerated depreciation adjustments described above and other less significant adjustments related to the described plans were charged to earnings in the following income statement categories for the periods indicated.


                                        First  Quarter
                                       -----------------
(Millions  of  dollars)                  1999    1998
--------------------------------------------------------

Cost of products sold . . . . . . . . .  $18.5  $48.4
General expense . . . . . . . . . . . .    1.4      -
Restructuring and other unusual charges    2.9   23.4
                                         -----  -----

Total charges . . . . . . . . . . . . .  $22.8  $71.8
                                         =====  =====

RESULTS  OF  OPERATIONS:

For purposes of this Management's Discussion and Analysis, and in order to facilitate a meaningful discussion of the ongoing operations of the Corporation, the changes described in the "Business Improvement and Other Programs" section above are considered to be unusual items ("Unusual Items") and have been excluded from operating profit in the "Excluding Unusual Items" columns in the following Operating Profit tables.

FIRST  QUARTER  OF  1999  COMPARED  WITH  FIRST  QUARTER  OF  1998



By  Business  Segment
(Millions  of  dollars)

NET  SALES              1999        1998
--------------------------------------------

Tissue. . . . . . . .  $1,708.0   $1,695.0
Personal Care . . . .   1,196.4    1,101.9
Health Care and Other     228.7      261.3
Intersegment Sales. .      (7.9)      (9.6)
                       --------   --------

Consolidated. . . . .  $3,125.2   $3,048.6
                       ========   ========




                                   1999                    1998
                         ----------------------  ----------------------
                            AS      EXCLUDING       As      Excluding
OPERATING PROFIT         RESTATED UNUSUAL ITEMS  Restated Unusual Items
-----------------------------------------------------------------------

Tissue. . . . . . . . .    $284.5     $297.3       $235.5     $267.2
Personal Care . . . . .     232.3      241.6        136.1      171.1
Health Care and Other .      46.7       47.6         37.1       41.4
Unallocated items - net     (12.0)     (12.2)       (25.5)     (24.7)
                           -------    ------       ------     ------

Consolidated. . . . . .    $551.5     $574.3       $383.2     $455.0
                           ======     ======       ======     ======



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

Excluding the Unusual Items, operating profit for the first quarter of 1999 was $574.3 million compared with $455.0 million in the first quarter of 1998. Excluding the Unusual Items from both years, first quarter operating profit was 26.2 percent higher in 1999, and operating profit as a percentage of sales increased from 14.9 percent in 1998 to 18.4 percent in 1999.

- The increase in operating profit for worldwide tissue was primarily due to productivity gains and other manufacturing cost benefits.

- The increase in operating profit for worldwide personal care was primarily due to the increase in unit sales volumes and manufacturing cost reductions.

- Excluding the operating results of KCA, operating profit for health care and other increased 23.3 percent primarily due to the increased sales volumes and productivity gains in professional health care.


By  Geography
(Millions  of  dollars)

NET  SALES               1999         1998
--------------------------------------------

North America . . . .  $2,097.6   $2,100.3
Outside North America   1,088.8    1,018.8
Intergeographic Sales     (61.2)     (70.5)
                       --------   --------

Consolidated. . . . .  $3,125.2   $3,048.6
                       ========   ========




                                  1999                        1998
                         ---------------------      -----------------------
                             AS      EXCLUDING         As       Excluding
OPERATING PROFIT         RESTATED  UNUSUAL ITEMS    Restated  Unusual Items
---------------------------------------------------------------------------

North America . . . . .    $468.9     $485.0        $359.0     $413.1
Outside North America .      94.6      101.5          49.7       66.6
Unallocated items - net     (12.0)     (12.2)        (25.5)     (24.7)
                           ------     ------        ------     ------

Consolidated. . . . . .    $551.5     $574.3        $383.2     $455.0
                           ======     ======        ======     ======



Note: Unallocated items - net, consists of expenses not associated with the business segments or geographic areas.

Commentary:

- Excluding the revenues of KCA, net sales in North America increased 2 percent due to the increased sales volumes for personal care products.

- Net sales outside North America increased due, in part, to the previously mentioned consolidation of certain operations in Colombia and the higher sales in Latin America and Asia.

-       Excluding the Unusual Items in both years, operating profit in North
        America  increased  17.4  percent.    This  increase  was primarily
        due to the increased sales volumes for personal care products and overall manufacturing cost benefits.

- Excluding the Unusual Items in both years, operating profit outside North America increased 52.4 percent. This increase was due to improvement in Europe from lower manufacturing and marketing costs, the consolidation of the Colombian operations and improvements elsewhere in Latin America and in Asia.

Additional  Income  Statement  Commentary:

- The increase in interest expense was primarily due to an increase in the level of debt.

- The effective income tax rate was 32.4 percent compared to 31.5 percent last year. The effective tax rate is expected to be between 32.0 percent and 32.5 percent for 1999.

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

- Accrued expenses associated with the Corporation's restructuring program announced in 1997 are summarized below:


                                                  First  Quarter  1999
                                                  --------------------
                                  Balance  at      Charges                 Balance at
        (Millions  of  dollars) December 31, 1998 (Credits)  Payments  March  31,  1999
        -------------------------------------------------------------------------------
        1997 Plan                  $111.0           $(.4)    $(39.4)         $71.2




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

-       At  March  31, 1999, total debt was $3.0 billion compared with $2.7
        billion  at  December  31,  1998.    Net  debt  (total  debt net of
        cash, cash equivalents and $220 million of long-term notes receivable) was $2.6 billion at March 31, 1999 compared with $2.3 billion at December 31, 1998. The Corporation's ratio of net debt to capital was 39.5 percent at March 31, 1999 compared with 35.6 percent at December 31, 1998.

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

Progress against the "Year 2000" readiness plan is monitored and reported to senior management and to the Corporation's board of directors or audit committee on a regular basis. As of March 31, 1999, management estimates that it has completed almost 80 percent of the work involved in modifying, replacing and testing the Corporation's major systems and microprocessors. Management has plans to have substantially all such work completed as of June 30, 1999 and the balance completed by September 30, 1999.

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

INFORMATION  CONCERNING  FORWARD-LOOKING  STATEMENTS

Certain information discussed in this Form 10-Q/A, or documents a portion of which are incorporated by reference concerning, among other things, the business outlook, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, including, but not limited to, the adequacy of the charges under the Corporation's 1997 restructuring plan and its 1998 facilities consolidation plan, the
Corporation's estimated effective tax rate for 1999 and its "Year 2000" readiness program, constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that the Corporation's results will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of Part I, Item 1 of the Corporation's Annual Report on Form 10-K/A for the year ended December 31, 1998 entitled "Factors That May Affect Future Results."

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

       (27)    Financial  Data  Schedule.*



        -----------------
        *Filed  herewith

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





                               KIMBERLY-CLARK  CORPORATION
                                     (Registrant)





                               By: /s/  John  W.  Donehower
                                   ------------------------
                                   John  W.  Donehower
                                   Senior  Vice  President  and
                                   Chief  Financial  Officer
                                   (principal  financial  officer)





                               By: /s/  Randy  J.  Vest
                                   --------------------
                                   Randy  J.  Vest
                                   Vice  President  and  Controller
                                   (principal  accounting  officer)






August  6,  1999