Form 10-Q
period 1999-06-30
KIMBERLY CLARK CORP
filed 1999-08-11
CIK 55785

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  JUNE  30,  1999

                                      OR

[    ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from.............to...................

Commission  file  number  1-225

                          KIMBERLY-CLARK CORPORATION
            (Exact name of registrant as specified in its charter)

          DELAWARE                                            39-0394230
    (State  or  other jurisdiction of                       (I.R.S. -Employer
    incorporation or organization)                          Identification No.)


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

Yes        X.    No         .
     -------        -------

AS OF AUGUST 9, 1999, 532,778,476 SHARES OF THE CORPORATION'S COMMON STOCK WERE OUTSTANDING.

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

Following these discussions, Kimberly-Clark management concluded that it would recommend to the Board of Directors that there should be a restatement of the Corporation's 1995, 1996, 1997, 1998 and first quarter 1999 financial statements and related disclosures (the "Restatement"). On July 20, 1999, the Kimberly-Clark Board of Directors authorized the Restatement and, on July 21, 1999, the Corporation issued a press release to that effect. On August 5, 1999, the Board of Directors approved the restated financial statements reflected in the Corporation's Annual Report on Form 10-K/A for the year ended December 31, 1998 and the related Quarterly Report on Form 10-Q/A for the period ended March 31, 1999. On August 6, 1999, the Corporation filed the Form 10-K/A and Form 10-Q/A referred to above.

This Form 10-Q contains the Corporation's restated financial statements for the second quarter and six months ended June 30, 1998 which reflect, among other things and to the extent applicable, the following changes:

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

- Certain assets that were to be disposed of but which were not immediately removed from operations have been depreciated on an accelerated basis over their remaining useful life. In prior presentations, these assets had been written down to estimated fair value as of the date such assets were expected to be removed from service, assuming continuation of normal depreciation until the estimated date of removal; and

- An energy contract termination penalty of $24.3 million has been recorded in the second quarter of 1998 in connection with the planned closure of the Corporation's pulp mill in Mobile, Alabama. The Corporation had originally intended to record this charge in the third quarter of 1999 when the entire integrated pulp operation is to be disposed of, including the related sale of the associated woodlands operations, with a net gain resulting from the overall transaction. The Corporation continues to expect a net gain on the overall transaction.

The principal effects of these items on the accompanying income statements are presented in Note 8 to the Consolidated Financial Statements.

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS.


CONSOLIDATED  INCOME  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

                                                             Three  Months        Six  Months
                                                            Ended  June  30     Ended  June  30
                                                        -------------------- --------------------
(Millions  of  dollars,  except  per  share  amounts)      1999       1998     1999        1998
-----------------------------------------------------   --------   --------   -------    --------
                                                                     (As                   (As
                                                                  Restated -            Restated -
                                                                  See Note 8)           See Note 8)


NET SALES. . . . . . . . . . . . . . . . . . . . . . .  $3,148.6   $3,041.3   $6,273.8   $6,089.9
  Cost of products sold. . . . . . . . . . . . . . . .   1,851.6    1,915.2    3,703.5    3,851.2
                                                        ---------  ---------  ---------  ---------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . . .   1,297.0    1,126.1    2,570.3    2,238.7
  Advertising, promotion and selling expenses. . . . .     517.6      491.5    1,024.8      986.4
  Research expense . . . . . . . . . . . . . . . . . .      62.2       54.8      117.0      107.7
  General expense. . . . . . . . . . . . . . . . . . .     166.8      169.8      316.9      320.2
  Goodwill amortization. . . . . . . . . . . . . . . .      10.2        9.0       17.0       16.8
  Restructuring and other unusual charges. . . . . . .      (1.4)       8.6        1.5       32.0
                                                        ---------  ---------  ---------  ---------

OPERATING PROFIT . . . . . . . . . . . . . . . . . . .     541.6      392.4    1,093.1      775.6
  Interest income. . . . . . . . . . . . . . . . . . .       5.2        5.5       11.2       14.1
  Interest expense . . . . . . . . . . . . . . . . . .     (54.6)     (48.9)    (108.1)     (97.1)
  Other income (expense), net. . . . . . . . . . . . .      27.7        7.7       20.8        7.4
                                                        ---------  ---------  ---------  ---------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . .     519.9      356.7    1,017.0      700.0
  Provision for income taxes . . . . . . . . . . . . .     165.8      121.3      327.0      229.6
                                                        ---------  ---------  ---------  ---------

INCOME BEFORE EQUITY INTERESTS . . . . . . . . . . . .     354.1      235.4      690.0      470.4
  Share of net income of equity companies. . . . . . .      46.9       33.6       90.5       62.9
  Minority owners' share of subsidiaries' net income .      (9.9)      (6.1)     (14.8)     (12.5)
                                                        ---------  ---------  ---------  ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE..     391.1      262.9      765.7      520.8
  Cumulative effect of accounting change,
    net of income taxes. . . . . . . . . . . . . . . .         -          -          -      (11.2)
                                                        ---------  ---------  ---------  ---------

NET INCOME                                              $  391.1   $  262.9   $  765.7   $  509.6
                                                        =========  =========  =========  =========

PER SHARE BASIS:

BASIC:
  Income before cumulative effect of accounting change  $    .73   $    .47   $   1.43   $    .94
  Cumulative effect of accounting change,
    net of income taxes. . . . . . . . . . . . . . . .         -          -          -       (.02)
                                                        ---------  ---------  ---------  ---------

  Net income . . . . . . . . . . . . . . . . . . . . .  $    .73   $    .47   $   1.43   $    .92
                                                        =========  =========  =========  =========

DILUTED:
  Income before cumulative effect of accounting change  $    .73   $    .47   $   1.42   $    .93
  Cumulative effect of accounting change,
    net of income taxes. . . . . . . . . . . . . . . .         -          -          -       (.02)
                                                        ---------  ---------  ---------  ---------

  Net income . . . . . . . . . . . . . . . . . . . . .  $    .73   $    .47   $   1.42   $    .91
                                                        =========  =========  =========  =========

CASH DIVIDENDS DECLARED. . . . . . . . . . . . . . . .  $    .26   $    .25   $    .52   $    .50
                                                        =========  =========  =========  =========

Unaudited

See  Notes  to  Consolidated  Financial  Statements.



CONDENSED  CONSOLIDATED  BALANCE  SHEET
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

                                                    JUNE 30,  December 31,
(Millions  of  dollars)                              1999         1998
-----------------------                             --------  ---------


ASSETS
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . .  $   174.5  $   144.0
  Accounts receivable . . . . . . . . . . . . . .    1,501.5    1,465.2
  Inventories . . . . . . . . . . . . . . . . . .    1,257.5    1,283.8
  Other current assets. . . . . . . . . . . . . .      400.4      492.8
                                                   ---------  ---------

    TOTAL CURRENT ASSETS. . . . . . . . . . . . .    3,333.9    3,385.8

PROPERTY. . . . . . . . . . . . . . . . . . . . .   10,780.2   10,560.0
  Less accumulated depreciation . . . . . . . . .    4,586.8    4,561.9
                                                   ---------  ---------

    NET PROPERTY. . . . . . . . . . . . . . . . .    6,193.4    5,998.1

INVESTMENTS IN EQUITY COMPANIES . . . . . . . . .      842.5      813.1

ASSETS HELD FOR SALE. . . . . . . . . . . . . . .       96.1      109.5

GOODWILL, DEFERRED CHARGES AND OTHER ASSETS . . .    1,622.4    1,381.3
                                                   ---------  ---------

                                                   $12,088.3  $11,687.8
                                                   =========  =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Debt payable within one year. . . . . . . . . .  $ 1,092.8  $   635.4
  Accounts payable. . . . . . . . . . . . . . . .      833.6    1,003.2
  Accrued expenses. . . . . . . . . . . . . . . .    1,394.7    1,419.1
  Other current liabilities . . . . . . . . . . .      659.6      706.4
                                                   ---------  ---------

    TOTAL CURRENT LIABILITIES . . . . . . . . . .    3,980.7    3,764.1

LONG-TERM DEBT. . . . . . . . . . . . . . . . . .    2,110.9    2,068.2

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS.     902.6      899.9

DEFERRED INCOME TAXES . . . . . . . . . . . . . .      794.1      721.6

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES. . . .      223.9      202.5

STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . .    4,076.1    4,031.5
                                                   ---------  ---------

                                                   $12,088.3  $11,687.8
                                                   =========  =========


Unaudited

See  Notes  to  Consolidated  Financial  Statements.


CONDENSED  CASH  FLOW  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

                                                                 Six  Months
                                                                Ended  June  30
                                                               -----------------
(Millions  of  dollars)                                          1999      1998
-----------------------                                        --------  --------
                                                                           (As
                                                                        Restated -
                                                                           See
                                                                          Note 8)
OPERATIONS
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $ 765.7   $ 509.6
  Cumulative effect of accounting change, net of income taxes        -      11.2
  Charges for business improvement and other programs:
    Restructuring and other unusual charges . . . . . . . . .      1.5      32.0
    Other charges . . . . . . . . . . . . . . . . . . . . . .        -      35.6
  Mobile pulp mill fees and severances. . . . . . . . . . . .      9.0      24.3
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . .    285.1     306.4
  Goodwill amortization . . . . . . . . . . . . . . . . . . .     17.0      16.8
  Changes in operating working capital. . . . . . . . . . . .   (144.0)    (37.9)
  Pension funding in excess of expense. . . . . . . . . . . .    (15.7)    (23.6)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .     19.9      30.2
                                                               --------  --------

    CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . .    938.5     904.6
                                                               --------  --------

INVESTING
  Capital spending. . . . . . . . . . . . . . . . . . . . . .   (359.9)   (330.6)
  Acquisitions of businesses, net of cash acquired. . . . . .   (351.4)   (269.8)
  Disposals of property and businesses. . . . . . . . . . . .     29.8      32.9
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .    (28.4)    (17.8)
                                                               --------  --------

    CASH USED FOR INVESTING . . . . . . . . . . . . . . . . .   (709.9)   (585.3)
                                                               --------  --------

FINANCING
  Cash dividends paid . . . . . . . . . . . . . . . . . . . .   (274.6)   (270.7)
  Changes in debt payable within one year . . . . . . . . . .    404.4     147.1
  Increases in long-term debt . . . . . . . . . . . . . . . .     23.6     228.8
  Decreases in long-term debt . . . . . . . . . . . . . . . .    (40.0)   (288.3)
  Proceeds from exercise of stock options . . . . . . . . . .     37.0      24.6
  Acquisitions of common stock for the treasury . . . . . . .   (359.5)   (160.9)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .     11.0     (11.8)
                                                               --------  --------

    CASH USED FOR FINANCING . . . . . . . . . . . . . . . . .   (198.1)   (331.2)
                                                               --------  --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . .  $  30.5   $ (11.9)
                                                               ========  ========

Unaudited

See  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") have been prepared on the same basis as those in the Annual Report on Form 10-K/A for the year ended December 31, 1998, and include all adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated results of operations and condensed consolidated cash flow statements for the periods indicated.

2. The Corporation has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. Certain of these programs affect the financial statements for the second quarter and six months ended June 30, 1999 and 1998 as follows.

    - In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada, shut down and dispose of a tissue machine in Thailand and write down certain excess feminine care production equipment in North America. Certain assets, primarily a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, became subject to accelerated depreciation, some of which was recorded in the second quarter and six months ended June 30, 1999.

    - In the fourth quarter of 1997, the Corporation announced a plan to restructure its worldwide operations. Certain assets that were to be disposed of, but remained or will remain in use until disposed of in 1999 and 2000, became subject to accelerated depreciation, some of which was recorded in the second quarter and six months ended
       June 30, 1999 and 1998.

    - An energy contract termination penalty of $24.3 million has been recorded in the second quarter of 1998 in connection with the planned closure of the Corporation's pulp mill in Mobile, Alabama. In the second quarter of 1999, the Corporation recorded employee severance costs of $9.0 million for employee terminations related to the associated woodlands operations when such employee severances and benefits were appropriately communicated. The Corporation had originally intended to record these charges in the third quarter of 1999 when the entire integrated pulp operation is to be disposed of, including the related sale of the associated woodlands operations, with a net gain resulting from the overall transaction. The Corporation continues to expect a net gain on the overall transactions.

The accelerated depreciation adjustments, the Mobile pulp mill fees and the associated employee severance costs described above, and other less significant adjustments related to the described plans, were charged to earnings in the following income statement categories for the periods indicated.


                                         Second  Quarter    Six  Months
                                         Ended  June  30   Ended  June  30
                                         ---------------   ---------------
(Millions  of  dollars)                  1999    1998      1999   1998
-----------------------                  ------  -----    ------ ------

Cost of products sold . . . . . . . . .  $14.8   $69.6    $33.3  $118.0
General expense . . . . . . . . . . . .    1.4       -      2.8       -
Restructuring and other unusual charges   (1.4)    8.6      1.5    32.0
                                         ------  -----    -----  ------

  Total charges . . . . . . . . . . . .  $14.8   $78.2    $37.6  $150.0
                                         ======  =====    =====  ======

3. There are no adjustments required to be made to Income Before Extraordinary Gains for purposes of computing basic and diluted earnings per share ("EPS"). A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations is as follows:

                                                              Average Common Shares Outstanding
                                                              ---------------------------------
                                                              Second  Quarter   Six  Months
                                                              Ended June 30     Ended June 30
                                                              ----------------  ---------------
     (Millions)                                                 1999   1998       1999   1998
     ----------                                                 ----   ----       ----   ----

      Basic. . . . . . . . . . . . . . . . . . . . . . . . . .  532.3  556.2      534.1  556.4

        Dilutive effect of stock options . . . . . . . . . . .    3.5    2.5        2.8    2.7

        Dilutive effect of deferred compensation plan shares .     .1      -         .1      -

        Dilutive effect of shares issued for participation
        share awards . . . . . . . . . . . . . . . . . . . . .     .4     .4         .4     .4
                                                                -----  -----      -----  -----

     Diluted . . . . . . . . . . . . . . . . . . . . . . . . .  536.3  559.1      537.4  559.5
                                                                =====  =====      =====  =====



There were no options outstanding during the second quarter ended June 30, 1999 which were not included in the computation of diluted EPS. Options outstanding during the six months ended June 30, 1999 to purchase 2.9 million shares of common stock at a weighted average price of $55.94 per share were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire in 2008, were still outstanding at June 30, 1999.

Options outstanding during the second quarter and six months ended June 30, 1998 to purchase 9.3 million and 6.4 million shares of common stock, respectively, at a weighted average price of $52.73 and $53.93 per share, respectively, were not included in the computation of diluted EPS because the exercise price of the options were greater than the average market price of the common shares.

The number of common shares outstanding at June 30, 1999 and 1998 was 532.6 million and 554.2 million, respectively.

4. The following schedule details inventories by major class as of June 30, 1999 and December 31, 1998:


                                                                            JUNE 30,   December 31,
     (Millions  of  dollars)                                                   1999       1998
     -----------------------                                                   ----       ----


     At lower of cost on the First-In, First-Out (FIFO) method or market:
        Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . .   $  333.3   $  355.4
        Work in process . . . . . . . . . . . . . . . . . . . . . . . . .      161.9      164.2
        Finished goods. . . . . . . . . . . . . . . . . . . . . . . . . .      738.4      751.3
        Supplies and other. . . . . . . . . . . . . . . . . . . . . . . .      206.5      195.5
                                                                           ---------  ---------

                                                                             1,440.1    1,466.4
                                                                           ---------  ---------

     Excess of FIFO over Last-In, First-Out (LIFO) cost . . . . . . . . .    (182.6)    (182.6)
                                                                           ---------  ---------

        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,257.5   $1,283.8
                                                                           =========  =========

5.   The following schedule provides the detail of comprehensive income:

                                                Six  Months  Ended  June  30
                                                ----------------------------
      (Millions  of  dollars)                          1999     1998
      -----------------------                          ----     ----


      Net Income. . . . . . . . . . . . . . . . .    $ 765.7   $509.6

      Unrealized currency translation adjustments     (135.3)   (44.1)
                                                     --------  -------

      Comprehensive income. . . . . . . . . . . .    $ 630.4   $465.5
                                                     ========  =======



6. The following schedule presents information concerning consolidated operations by business segment:

                                                                     Second  Quarter       Six  Months
                                                                     Ended  June  30     Ended  June  30
                                                                   --------------------  --------------------
     (Millions  of  dollars)                                          1999      1998       1999       1998
     -----------------------                                       ---------  ---------  ---------  ---------


     NET SALES:

       Tissue . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,629.9   $1,606.1   $3,337.9   $3,301.1
       Personal Care. . . . . . . . . . . . . . . . . . . . . . .   1,292.7    1,164.8    2,489.1    2,266.7
       Health Care and Other. . . . . . . . . . . . . . . . . . .     232.2      277.0      460.9      538.3

       Intersegment sales . . . . . . . . . . . . . . . . . . . .      (6.2)      (6.6)     (14.1)     (16.2)
                                                                   ---------  ---------  ---------  ---------

       Consolidated . . . . . . . . . . . . . . . . . . . . . . .  $3,148.6   $3,041.3   $6,273.8   $6,089.9
                                                                   =========  =========  =========  =========

     OPERATING PROFIT (reconciled to income before income taxes):

       Tissue . . . . . . . . . . . . . . . . . . . . . . . . . .  $  253.4   $  192.5   $  537.9   $  428.0
       Personal Care. . . . . . . . . . . . . . . . . . . . . . .     264.9      179.0      497.2      315.1
       Health Care and Other. . . . . . . . . . . . . . . . . . .      47.1       43.7       93.8       80.8

       Unallocated items - net. . . . . . . . . . . . . . . . . .     (23.8)     (22.8)     (35.8)     (48.3)
                                                                   ---------  ---------  ---------  ---------

       Total Operating Profit . . . . . . . . . . . . . . . . . .     541.6      392.4    1,093.1      775.6

       Interest income. . . . . . . . . . . . . . . . . . . . . .       5.2        5.5       11.2       14.1
       Interest expense . . . . . . . . . . . . . . . . . . . . .     (54.6)     (48.9)    (108.1)     (97.1)
       Other income (expense), net. . . . . . . . . . . . . . . .      27.7        7.7       20.8        7.4
                                                                   ---------  ---------  ---------  ---------

       Income Before Income Taxes . . . . . . . . . . . . . . . .  $  519.9   $  356.7   $1,017.0   $  700.0
                                                                   =========  =========  =========  =========



     Description  of  Business  Segments:

     The Tissue segment manufactures and markets facial and bathroom tissue, paper towels and wipers for household and away-from-home use; wet wipes; printing, premium business and correspondence papers; and related products.

     The Personal Care segment manufactures and markets disposable diapers; training and youth pants; feminine and incontinence care products; and related products.

     The Health Care and Other segment manufactures and markets health care products such as surgical packs and gowns, sterilization wraps and disposable face masks; specialty and technical papers and related products; and other products.

7. Other income and expense in the second quarter of 1999 included nonoperating credits of $23 million, equivalent to $.03 per share, of which approximately $9 million was attributable to a gain on the sale of the Corporation's pulp mill in Miranda, Spain.

8.   Restatement

     Subsequent to the issuance of the Corporation's 1998 financial statements and the filing of its 1998 Form 10-K with the SEC, and following extensive discussions with representatives of the Division concerning its review of the Corporation's financial statements, Kimberly-Clark concluded that it would restate its 1995, 1996, 1997, 1998 and first quarter 1999 financial statements and related disclosures. The accompanying consolidated income statements for the second quarter and six months ended June 30, 1998 present restated results to reflect, among other things and to the extent applicable, the following changes:

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

     - An energy contract termination penalty of $24.3 million has been recorded in the second quarter of 1998 in connection with the planned closure of the Corporation's pulp mill in Mobile, Alabama. The Corporation had originally intended to record this charge in the third quarter of 1999 when the entire integrated pulp operation is to be disposed of, including the related sale of the associated woodlands operations, with a net gain resulting from the overall transaction. The Corporation continues to expect a net gain on the overall transaction.

A comparison of the restated and previously reported income statements for the second quarter and six months ended June 30, 1998 follows:




                                                          Consolidated  Income  Statements
                                                      ---------------------------------------------
                                                         Three  Months        Six  Months
                                                      Ended June 30, 1998  Ended June 30, 1998
                                                      -------------------- ------------------------
                                                                     As                   As
                                                          As     Previously    As     Previously
(Millions  of  dollars,  except  per  share  amounts) Restated    Reported  Restated   Reported
----------------------------------------------------- --------   --------   --------   ---------




NET SALES. . . . . . . . . . . . . . . . . . . . . .  $3,041.3   $3,041.3   $6,089.9   $6,089.9
  Cost of products sold. . . . . . . . . . . . . . .   1,915.2    1,847.5    3,851.2    3,731.6
                                                      ---------  ---------  ---------  ---------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . .   1,126.1    1,193.8    2,238.7    2,358.3
  Advertising, promotion and selling expenses. . . .     491.5      491.5      986.4      986.4
  Research expense . . . . . . . . . . . . . . . . .      54.8       54.8      107.7      107.7
  General expense. . . . . . . . . . . . . . . . . .     169.8      169.8      320.2      320.2
  Goodwill amortization. . . . . . . . . . . . . . .       9.0        9.0       16.8       16.8
  Restructuring and other unusual charges. . . . . .       8.6       33.3       32.0       47.5
                                                      ---------  ---------  ---------  ---------

OPERATING PROFIT . . . . . . . . . . . . . . . . . .     392.4      435.4      775.6      879.7
  Interest income. . . . . . . . . . . . . . . . . .       5.5        5.5       14.1       14.1
  Interest expense . . . . . . . . . . . . . . . . .     (48.9)     (48.9)     (97.1)     (97.1)
  Other income (expense), net. . . . . . . . . . . .       7.7        7.7        7.4        7.4
                                                      ---------  ---------  ---------  ---------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . .     356.7      399.7      700.0      804.1
  Provision for income taxes . . . . . . . . . . . .     121.3      127.0      229.6      256.6
                                                      ---------  ---------  ---------  ---------

INCOME BEFORE EQUITY INTERESTS . . . . . . . . . . .     235.4      272.7      470.4      547.5
  Share of net income of equity companies. . . . . .      33.6       33.6       62.9       62.9
  Minority owners' share of subsidiaries' net income      (6.1)      (6.2)     (12.5)     (12.7)
                                                      ---------  ---------  ---------  ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE . . . . . . . . . . . . . . . . . . . . . .     262.9      300.1      520.8      597.7
  Cumulative effect of accounting change, net of
    income taxes . . . . . . . . . . . . . . . . . .         -          -      (11.2)     (11.2)
                                                      ---------  ---------  ---------  ---------

NET INCOME . . . . . . . . . . . . . . . . . . . . .  $  262.9   $  300.1   $  509.6   $  586.5
                                                      =========  =========  =========  =========

PER SHARE BASIS:

BASIC:
  Income before cumulative effect of accounting
    change . . . . . . . . . . . . . . . . . . . . .  $    .47   $    .54   $    .94   $   1.07
  Cumulative effect of accounting change, net of
    income taxes . . . . . . . . . . . . . . . . . .         -          -       (.02)      (.02)
                                                      ---------  ---------  ---------  ---------
  Net income . . . . . . . . . . . . . . . . . . . .  $    .47   $    .54   $    .92   $   1.05
                                                      =========  =========  =========  =========

DILUTED:
  Income before cumulative effect of accounting
    change . . . . . . . . . . . . . . . . . . . . .  $    .47   $    .54   $    .93   $   1.07
  Cumulative effect of accounting change, net of
    income taxes . . . . . . . . . . . . . . . . . .         -          -       (.02)      (.02)
                                                      ---------  ---------  ---------  ---------
  Net income . . . . . . . . . . . . . . . . . . . .  $    .47   $    .54   $    .91   $   1.05
                                                      =========  =========  =========  =========

CASH DIVIDENDS DECLARED. . . . . . . . . . . . . . .  $    .25   $    .25   $    .50   $    .50
                                                      =========  =========  =========  =========




Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Corporation for the periods covered.

Restatement

Subsequent to the issuance of the Corporation's 1998 financial statements and the filing of its 1998 Form 10-K with the Securities and Exchange Commission (the "SEC"), and following extensive discussions with representatives of the SEC's Division of Corporation Finance concerning its review of the Corporation's financial statements, Kimberly-Clark concluded that it would restate its 1995, 1996, 1997, 1998 and first quarter 1999 financial statements
and  related  disclosures  (the  "Restatement").    Additional  information
concerning the Restatement is contained in "Significant Financial and Accounting Developments" contained elsewhere in this Form 10-Q.

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements as of and for the three months and six months ended June 30, 1999 and 1998.

Business  Improvement  and  Other  Programs

The Corporation has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. Certain of these programs affect the financial statements for the second quarter and six months ended June 30, 1999 and 1998 as follows.

  - In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada, shut down and dispose of a tissue machine in Thailand and write down certain excess feminine care production equipment in North America. Certain assets, primarily a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, became subject to accelerated depreciation, some of which was recorded in the second quarter and six months ended June 30, 1999.

- In the fourth quarter of 1997, the Corporation announced a plan to restructure its worldwide operations. Certain assets that were to be disposed of, but remained or will remain in use until disposed of in 1999 and 2000, became subject to accelerated depreciation, some of which was recorded in the second quarter and six months ended June 30, 1999 and 1998.

- An energy contract termination penalty of $24.3 million has been recorded in the second quarter of 1998 in connection with the planned closure of the Corporation's pulp mill in Mobile, Alabama. In the second quarter of 1999, the Corporation recorded employee severance costs of $9.0 million for employee terminations in the associated woodlands operations when such employee severances and benefits were appropriately communicated. The Corporation had originally intended to record these charges in the third quarter of 1999 when the entire integrated pulp operation is to be disposed of, including the related sale of the associated woodlands operations, with a net gain resulting from the overall transaction. The Corporation continues to expect a net gain on the overall transaction.

The accelerated depreciation adjustments, the Mobile pulp mill fees and the associated employee severance costs described above, and other less significant adjustments related to the described plans, were charged to earnings in the following income statement categories for the periods indicated.



                                       Second  Quarter    Six  Months
                                       Ended  June  30  Ended  June  30
                                       ---------------- -----------------
(Millions  of  dollars)                  1999    1998   1999   1998
-----------------------                  ----    -----  -----  -----



Cost of products sold . . . . . . . . .  $14.8   $69.6  $33.3  $118.0
General expense . . . . . . . . . . . .    1.4       -    2.8       -
Restructuring and other unusual charges   (1.4)    8.6    1.5    32.0
                                         ------  -----  -----  ------

  Total charges . . . . . . . . . . . .  $14.8   $78.2  $37.6  $150.0
                                         ======  =====  =====  ======



RESULTS  OF  OPERATIONS:

For purposes of this Management's Discussion and Analysis, and in order to facilitate a meaningful discussion of the ongoing operations of the Corporation, the charges described in the "Business Improvement and Other Programs" section above are considered to be unusual items ("Unusual Items") and have been excluded from operating profit in the "Excluding Unusual Items" columns in the following Operating Profit tables.


SECOND  QUARTER  OF  1999  COMPARED  WITH  SECOND  QUARTER  OF  1998

By  Business  Segment
(Millions  of  dollars)

NET  SALES                1999      1998
----------              --------  ---------

Tissue. . . . . . . .  $1,629.9   $1,606.1
Personal Care . . . .   1,292.7    1,164.8
Health Care and Other     232.2      277.0
Intersegment Sales. .      (6.2)      (6.6)
                       ---------  ---------

Consolidated. . . . .  $3,148.6   $3,041.3
                       =========  =========





                                  1999                             1998
                         ---------------------------      --------------------------
                            AS         EXCLUDING           As          Excluding
OPERATING PROFIT         REPORTED      UNUSUAL ITEMS      Restated     Unusual Items
----------------         --------      -------------      --------     -------------

Tissue. . . . . . . . .  $253.4        $262.3             $192.5       $261.4
Personal Care . . . . .   264.9         270.6              179.0        190.6
Health Care and Other .    47.1          47.3               43.7         46.7
Unallocated items - net   (23.8)        (23.8)             (22.8)       (28.1)
                         -------       -------            -------      -------

Consolidated. . . . . .  $541.6        $556.4             $392.4       $470.6
                         =======       =======            =======      =======



Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Consolidated net sales for the quarter were 3.5 percent higher than in 1998; however, excluding the revenues of K-C Aviation Inc. ("KCA"), which was sold in the third quarter of 1998, net sales increased 5.4 percent. Excluding the net sales of KCA, worldwide sales volumes were approximately 6 percent higher, while changes in foreign currency exchange rates reduced net sales by approximately 1 percent.

- Worldwide sales of tissue products for the quarter increased 1.5 percent, on a 2 percent increase in sales volumes, with gains in North America for both consumer and away-from-home products. A portion of the sales gain is attributable to operations in Colombia, in which the Corporation made an additional investment in  late  1998 to gain majority ownership of certain equity companies (the "Colombian Investment"). Sales of tissue products in Europe were somewhat lower primarily due to competitive conditions and currency effects.

- Worldwide sales of personal care products increased 11.0 percent from the second quarter of 1998. Personal care product sales volumes were approximately 12 percent higher, led by increased shipments of Huggies diapers in North America, Europe and Asia and strong double-digit growth of Depend and Poise incontinence products in North America. A portion of the increased sales and volumes in Latin America is attributable to the Colombian Investment.

- Excluding the revenues of KCA, worldwide sales of health care and other products rose 4.7 percent primarily because of continued growth in sales of professional health care products.

Excluding the Unusual Items, second quarter operating profit was 18.2 percent higher in 1999, and operating profit as a percentage of sales increased from
15.5 percent in 1998 to 17.7 percent in 1999. The increase in sales, along with productivity gains and other manufacturing cost benefits, contributed to the improved profitability, more than offsetting significant incremental investment in production start-up and marketing costs for new Kleenex Cottonelle bathroom tissue and improved Scott towels in North America.

- The increase in operating profit for the worldwide personal care segment was primarily due to the increase in unit sales volumes, selling price increases and manufacturing cost reductions.

- Excluding the operating results of KCA, operating profit for the health care and other segment increased 15.6 percent primarily due to the increased sales volumes and productivity gains in professional health care.



By  Geography
(Millions  of  dollars)

NET  SALES                1999       1998
----------             ---------  ---------

North America . . . .  $2,145.1   $2,084.4
Outside North America   1,077.4    1,025.3
Intergeographic Sales     (73.9)     (68.4)
                       ---------  ---------

Consolidated. . . . .  $3,148.6   $3,041.3
                       =========  =========




                                  1999                             1998
                         ----------------------------       --------------------------
                            AS          EXCLUDING              As        Excluding
OPERATING PROFIT         REPORTED       UNUSUAL ITEMS       Restated     Unusual Items
----------------         --------       -------------       --------     -------------



North America . . . . .  $470.6         $480.7              $381.7          $426.8
Outside North America .    94.8           99.5                33.5            71.9
Unallocated items - net   (23.8)         (23.8)              (22.8)          (28.1)
                         -------        -------             -------         -------

Consolidated. . . . . .  $541.6         $556.4              $392.4          $470.6
                         =======        =======             =======         =======



Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Excluding the revenues of KCA, net sales in North America increased 5.7 percent due to the increased sales volumes for personal care products.

- Net sales outside North America increased due, in part, to the Colombian Investment and higher sales in Asia.

-  Excluding the Unusual Items, operating profit in North America increased
   12.6 percent, due primarily to the increased sales volumes and manufacturing cost benefits for personal care products.

- Excluding the Unusual Items, operating profit outside North America increased 38.4 percent. This increase was due to improvement in Europe from lower manufacturing and marketing costs and improvements in Asia.

Additional  Income  Statement  Commentary:

- The increase in interest expense was primarily due to an increase in the level of debt.

- Other income and expense in the second quarter of 1999 includes nonoperating credits of $23 million, equivalent to 3 cents per share, of which approximately $9 million was attributable to a gain on the sale of the company's pulp mill in Miranda, Spain.

- The effective income tax rate was 31.9 percent compared to 34.0 percent last year. Excluding the Unusual Items and the nonoperating credits, the effective income tax rate was 32.0 percent compared to 31.9 percent last year. The effective tax rate, excluding the Unusual Items and the nonoperating credits, is expected to be between 32.0 percent and 32.5 percent for 1999.

- The Corporation's share of net income of equity companies increased 39.6 percent from 1998. This increase was primarily attributable to higher earnings of Kimberly-Clark de Mexico, S.A. de C.V. due to increased selling prices and higher sales volumes.

- Net income was $.73 per share in 1999 compared with $.47 per share in 1998, an increase of 55.3 percent. Excluding the Unusual Items and the nonoperating credits, earnings per share from operations were $.72 per share in 1999 compared with $.58 per share in 1998, an increase of 24.1 percent.

     FIRST  SIX  MONTHS  OF  1999  COMPARED  WITH  FIRST  SIX  MONTHS  OF 1998


By  Business  Segment
(Millions  of  dollars)

NET  SALES                1999      1998
----------             ---------  ---------

Tissue. . . . . . . .  $3,337.9   $3,301.1
Personal Care . . . .   2,489.1    2,266.7
Health Care and Other     460.9      538.3
Intersegment Sales. .     (14.1)     (16.2)
                       ---------  ---------

Consolidated. . . . .  $6,273.8   $6,089.9
                       =========  =========



                                    1999                            1998
                          ---------------------------     --------------------------
                             AS           EXCLUDING         As          Excluding
OPERATING PROFIT          REPORTED      UNUSUAL ITEMS     Restated     Unusual Items
----------------          --------      -------------     --------     -------------

Tissue. . . . . . . . .  $  537.9         $  559.6         $428.0         $528.6
Personal Care . . . . .     497.2            512.2          315.1          361.7
Health Care and Other .      93.8             94.9           80.8           88.1
Unallocated items - net     (35.8)           (36.0)         (48.3)         (52.8)
                         ---------        ---------        -------        -------

Consolidated. . . . . .  $1,093.1         $1,130.7         $775.6         $925.6
                         =========        =========        =======        =======



Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Consolidated net sales for the first six months were 3.0 percent higher than in 1998; however, excluding the revenues of KCA, net sales increased 4.7 percent. Excluding the net sales of KCA, worldwide sales volumes were 5 percent higher.

- Worldwide sales of personal care products increased 9.8 percent from the first six months of 1998. Personal care products sales volumes were nearly 11 percent higher, with increases in all product categories in North America, and improvement in Latin America and Asia. Nearly all of the volume increase in Latin America is attributable to the Colombian Investment.

- Excluding the revenues of KCA, worldwide sales of health care and other products were 4.9 percent higher primarily because of continued growth in sales of professional health care products.

Excluding the Unusual Items, the first six months operating profit was 22.2 percent higher in 1999, and operating profit as a percentage of sales increased from 15.2 percent in 1998 to 18.0 percent in 1999.

- The increase in operating profit for the worldwide tissue segment was primarily due to productivity gains, increased sales volumes and manufacturing cost benefits more than offsetting an increase in marketing expenses.

- The increase in operating profit for the worldwide personal care segment was primarily due to the increase in unit sales volumes and manufacturing cost reductions.

- Excluding the operating results of KCA, operating profit for the health care and other segment increased 19.4 percent primarily due to the increased sales volumes and productivity gains in professional health care.


By  Geography
(Millions  of  dollars)

NET  SALES                1999       1998
----------             ---------  ----------

North America . . . .  $4,242.7   $4,184.7
Outside North America   2,166.2    2,044.1
Intergeographic Sales    (135.1)    (138.9)
                       ---------  ---------

Consolidated. . . . .  $6,273.8   $6,089.9
                       =========  =========




                                   1999                            1998
                         -----------------------------    ---------------------------
                            AS            EXCLUDING          As          Excluding
OPERATING PROFIT         REPORTED        UNUSUAL ITEMS    Restated      Unusual Items
----------------         --------        -------------    --------      -------------



North America . . . . .  $  939.5         $  965.7         $740.7        $839.9
Outside North America .     189.4            201.0           83.2         138.5
Unallocated items - net     (35.8)           (36.0)         (48.3)        (52.8)
                         ---------        ---------        -------       -------

Consolidated. . . . . .  $1,093.1         $1,130.7         $775.6        $925.6
                         =========        =========        =======       =======



Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

- Excluding the revenues of KCA, 1999 net sales for North America increased 3.8 percent compared with the prior year.

- The increase in net sales outside North America is primarily attributable to higher sales volumes in Asia and Latin America, which benefited from the Colombian Investment.

Additional  Income  Statement  Commentary:

- The increase in interest expense is attributable to higher average debt levels.

- The Corporation's share of net income of equity companies increased 43.9 percent. The increase was primarily attributable to higher earnings of Kimberly-Clark de Mexico, S.A. de C.V. due to increased selling prices and higher sales volumes. In 1998, a charge of $3.8 million, or $.01 per share, related to the change in value of the Mexican peso was recorded against the first six months earnings.

-  The Corporation adopted Statement of Position 98-5, Reporting on the
   Costs of Start-up Activities, effective January 1, 1998, and recorded a pretax charge of $17.8 million, $11.2 million after taxes, or $.02 per share, as the cumulative effect of this accounting change. This change had no material effect on total costs and expenses for 1998.

- Net income was $1.43 per share in 1999 compared with $.92 per share in 1998, an increase of 55.4 percent. Excluding the Unusual Items, the nonoperating credits, the charge for the devaluation of the peso and the cumulative effect of the accounting change for start-up costs, earnings from operations were $1.45 per share for the first six months of 1999 compared with $1.14 per share in 1998, an increase of
   27.2  percent.

LIQUIDITY  AND  CAPITAL  RESOURCES

- Cash provided by operations in the first six months of 1999 increased by $33.9 million compared with the first six months of 1998. A higher level of net income plus net noncash charges included in net income more than offset an increase in working capital.

- Accrued expenses associated with the Corporation's restructuring program announced in 1997 (the "1997 Plan") are summarized below:


                                                First Six Months of 1999
                                                ------------------------
                          Balance  at             Charges                   Balance at
(Millions  of  dollars)   December 31, 1998      (Credits)     Payments     June  30,  1999
-----------------------   -----------------     ----------     --------     ---------------

1997 Plan. . . . . . .    $111.0               $(3.0)         $(54.2)      $53.8

The balance at June 30, 1999 is estimated to be adequate to complete the actions contemplated in the 1997 Plan. The activities involved in the 1997 Plan have not disrupted the Corporation's business operations to any significant extent. The principal benefits of the 1997 Plan have resulted in lower production costs and simplified manufacturing and sourcing strategies.

-  At  June  30, 1999, total debt was $3.2 billion compared with $2.7
   billion  at  December  31,  1998.    Net  debt  (total  debt net of cash,
   cash equivalents and $220 million of long-term notes receivable) was $2.8 billion at June 30, 1999 compared with $2.3 billion at December 31, 1998. The Corporation's ratio of net debt to capital was 39.5 percent at June 30, 1999 compared with 35.6 percent at December 31, 1998.

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

ENVIRONMENTAL  MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business or results of operations. Notwithstanding its opinion, management believes it appropriate to discuss the following matter concerning a site where the Corporation's estimated share of total site remediation costs, if any, cannot be established on the basis of currently available information:

- On June 28, 1999, the Corporation was notified by the State of Michigan Department of Environmental Quality of its status as a potentially liable party at the Sunrise Landfill in Wayland, Allegan County, Michigan. The Corporation currently lacks adequate information to make a determination as to the extent of its liability at the site.

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

Progress against the "Year 2000" readiness plan is monitored and reported to senior management and to the Corporation's board of directors or audit committee on a regular basis. As of June 30, 1999, management estimates that it has completed almost 90 percent of the work involved in modifying, replacing and testing the Corporation's major systems and microprocessors. Management has plans to have substantially all such work completed by September 30, 1999.

The total cost to ensure "Year 2000" readiness, which is primarily comprised of staff time and the cost of replacing certain computerized systems and microprocessors, is estimated to be approximately $80 million. Management estimates that $67 million has been incurred for this purpose as of June 30, 1999.

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

INFORMATION  CONCERNING  FORWARD-LOOKING  STATEMENTS

Certain information contained in this report is forward looking and is based on various assumptions. Such information includes, without limitation, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, including, but not limited to, the adequacy of the 1997 Plan, the anticipated sale of the Mobile woodlands operations, the Corporation's estimated effective tax rate for 1999, and the
success  of  its  "Year  2000"  readiness  program.    These  forward-looking
statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of Part I, Item 1 of the Corporation's Annual Report on Form 10-K/A for the year ended December 31, 1998 entitled "Factors That May Affect Future Results."

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





                                       KIMBERLY-CLARK CORPORATION
                                             (Registrant)





                                       By:    /s/  John  W.  Donehower
                                              ------------------------
                                              John  W.  Donehower
                                              Senior  Vice  President  and
                                              Chief  Financial  Officer
                                              (principal  financial  officer)




                                       By:    /s/  Randy  J.  Vest
                                              --------------------
                                              Randy  J.  Vest
                                              Vice  President  and  Controller
                                              (principal  accounting  officer)



August  11,  1999