Form 10-Q
period 1999-09-30
KIMBERLY CLARK CORP
filed 1999-11-12
CIK 55785

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark  One)

[X]            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE
                    SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  SEPTEMBER  30,  1999

                                      OR

[  ]          TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE
                    SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from.............to.............

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

Yes        X.    No.
     -------        --------

AS OF NOVEMBER 8, 1999, 544,347,148 SHARES OF THE CORPORATION'S COMMON STOCK WERE OUTSTANDING.

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

This Form 10-Q contains the Corporation's restated financial statements for the third quarter and nine months ended September 30, 1998 which reflect, among other things and to the extent applicable, the following changes:

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

- Certain assets that were to be disposed of but which were not immediately removed from operations have been depreciated on an accelerated basis over their remaining useful life. In prior presentations, these assets had been written down, at the time the plan was announced, to estimated fair value as of the date such assets were expected to be removed from service, assuming continuation of normal depreciation until the estimated date of removal; and

- An energy contract termination penalty of $24.3 million was recorded in the second quarter of 1998 in connection with the planned closure of the Corporation's pulp mill in Mobile, Alabama. In the third quarter of 1998, employee severance costs of $18.0 million were recorded in connection with the planned closure of the pulp mill. The Corporation had originally intended to record these charges in the third quarter of 1999 when the entire integrated pulp operation was to be disposed of, including the related sale of the associated woodlands operations, with a net gain resulting from the overall transaction.

The principal effects of these items on the accompanying income statements are presented in Note 8 to the Consolidated Financial Statements.

PART  I  -  FINANCIAL  INFORMATION


ITEM  1.    FINANCIAL  STATEMENTS.

CONSOLIDATED  INCOME  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES


                                                                Three  Months           Nine  Months
                                                             Ended  September  30   Ended  September  30
                                                             --------------------   ---------------------
(Millions  of  dollars,  except  per  share  amounts)          1999          1998     1999        1998
---------------------------------------------------------------------------------------------------------

                                                                           (As                  (As
                                                                         Restated -            Restated -
                                                                        See Note 8)           See Note 8)
NET SALES                                                   $3,307.5      $3,099.7    $9,581.3   $9,189.6
  Cost of products sold                                      1,961.6       1,933.1     5,665.1    5,784.3
                                                        ------------  ------------   ---------  ---------

GROSS PROFIT                                                 1,345.9       1,166.6     3,916.2    3,405.3
  Advertising, promotion and selling expenses                  549.9         474.9     1,574.7    1,461.3
  Research expense                                              62.2          54.2       179.2      161.9
  General expense                                              184.9         234.1       501.8      554.3
  Goodwill amortization                                         10.6           8.3        27.6       25.1
  Restructuring                                                (18.4)          (.9)      (16.9)      31.1
                                                        ------------   ------------  ---------  ---------

OPERATING PROFIT                                               556.7         396.0     1,649.8    1,171.6
  Interest income                                                6.5           4.9        17.7       19.0
  Interest expense                                             (53.6)        (50.7)     (161.7)    (147.8)
  Other income (expense), net                                  162.3         134.6       183.1      142.0
                                                        ------------  ------------    --------  ---------

INCOME BEFORE INCOME TAXES                                     671.9         484.8     1,688.9    1,184.8
  Provision for income taxes                                   222.6         180.7       549.6      410.3
                                                        ------------  ------------   ---------  ---------

INCOME BEFORE EQUITY INTERESTS                                 449.3         304.1     1,139.3     774.5
  Share of net income of equity companies                       42.8          29.2       133.3      92.1
  Minority owners' share of subsidiaries' net income           (13.7)         (6.5)      (28.5)    (19.0)
                                                        ------------  ------------   ---------  ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE           478.4         326.8     1,244.1     847.6
  Cumulative effect of accounting change,
    net of income taxes                                            -             -          -      (11.2)
                                                        ------------  ------------   ---------  ---------

NET INCOME                                                    $478.4        $326.8    $1,244.1    $836.4
                                                        ============  ============   =========  =========

PER SHARE BASIS:

BASIC:
  Income before cumulative effect of accounting change          $.90          $.60      $2.33      $1.53
    Cumulative effect of accounting change,
      net of income taxes                                         -             -          -        (.02)
                                                        ------------  ------------  ---------  ---------

  Net income                                                    $.90          $.60      $2.33      $1.51
                                                        ============  ============  =========  =========

DILUTED:
  Income before cumulative effect of accounting change          $.89          $.59      $2.31      $1.52
    Cumulative effect of accounting change,
      net of income taxes                                         -             -          -        (.02)
                                                        ------------  ------------  ---------  ---------

  Net income                                                    $.89          $.59      $2.31      $1.50
                                                        ============  ============  =========  =========

CASH DIVIDENDS DECLARED                                         $.26          $.25       $.78       $.75
                                                        ============  ============  =========  =========


Unaudited

See  Notes  to  Consolidated  Financial  Statements.



CONDENSED  CONSOLIDATED  BALANCE  SHEET
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

                                               SEPTEMBER  30,  December  31,
(Millions  of  dollars)                              1999          1998
----------------------------------------------------------------------------


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $   194.3    $  144.0
  Accounts receivable                               1,555.2     1,465.2
  Inventories                                       1,287.2     1,283.8
  Other current assets                                382.5       492.8
                                                   ---------  ---------

    TOTAL CURRENT ASSETS                            3,419.2     3,385.8

PROPERTY                                           11,046.5    10,560.0
  Less accumulated depreciation                     4,881.8     4,561.9
                                                   ---------  ---------

    NET PROPERTY                                    6,164.7     5,998.1

INVESTMENTS IN EQUITY COMPANIES                       859.3       813.1

ASSETS HELD FOR SALE                                    -         109.5

GOODWILL, NET OF ACCUMULATED AMORTIZATION           1,317.0       589.4

DEFERRED CHARGES AND OTHER ASSETS                   1,245.1       791.9
                                                   ---------  ---------

                                                  $13,005.3   $11,687.8
                                                   =========  =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Debt payable within one year                    $   895.9  $    635.4
  Accounts payable                                    920.9     1,003.2
  Accrued expenses                                  1,393.9     1,419.1
  Other current liabilities                           740.9       706.4
                                                   ---------  ---------

    TOTAL CURRENT LIABILITIES                       3,951.6     3,764.1

LONG-TERM DEBT                                      1,995.8     2,068.2

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS     907.4       899.9

DEFERRED INCOME TAXES                                 795.7       721.6

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES            224.6       202.5

STOCKHOLDERS' EQUITY                                5,130.2     4,031.5
                                                   ---------  ---------

                                                  $13,005.3   $11,687.8
                                                  =========   =========


Unaudited

See  Notes  to  Consolidated  Financial  Statements.



CONDENSED  CONSOLIDATED  CASH  FLOW  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

                                                                 Nine  Months
                                                              Ended  September  30
                                                              --------------------
(Millions  of  dollars)                                        1999          1998
----------------------------------------------------------------------------------
                                                                              (As
                                                                          Restated -
                                                                              See
OPERATIONS                                                                  Note 8)
  Net income                                                   $1,244.1     $  836.4
  Cumulative effect of accounting change, net of income taxes        -          11.2
  Charges for business improvement and other programs:
    Restructuring                                                 (16.9)        31.1
    Other charges                                                  25.2        122.3
  Mobile pulp mill fees and severances                              9.0         42.3
  Depreciation                                                    438.1        450.7
  Goodwill amortization                                            27.6         25.1
  Net gain on asset sales                                        (154.4)      (133.9)
  Changes in operating working capital                            (91.7)        22.1
  Pension funding in excess of expense                            (15.5)       (31.3)
  Other                                                            38.2          5.5
                                                             ------------  ---------

    CASH PROVIDED BY OPERATIONS                                 1,503.7      1,381.5
                                                             ------------  ---------

INVESTING
  Capital spending                                               (543.2)      (481.3)
  Acquisitions of businesses, net of cash acquired               (260.6)      (322.3)
  Disposals of property and businesses                             96.0        282.9
  Other                                                           (28.9)       (20.1)
                                                             ------------  ---------

    CASH USED FOR INVESTING                                      (736.7)      (540.8)
                                                             ------------  ---------

FINANCING
  Cash dividends paid                                            (413.1)      (409.5)
  Net increase in short-term debt                                  67.4         20.2
  Increases in long-term debt                                      62.3        538.6
  Decreases in long-term debt                                     (58.3)      (296.7)
  Proceeds from exercise of stock options                          42.6         26.1
  Acquisitions of common stock for the treasury                  (435.4)      (706.3)
  Other                                                            17.8        (13.9)
                                                             ------------  ---------

    CASH USED FOR FINANCING                                      (716.7)      (841.5)
                                                             ------------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  $50.3         $(.8)
                                                             ============  =========





Unaudited

See  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") have been prepared on the same basis as those in the Annual Report on Form 10-K/A for the year ended December 31, 1998, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated results of operations and condensed consolidated cash flow statements for the periods indicated.

2. The Corporation has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. Certain of these programs affect the financial statements for the third quarter and nine months ended September 30, 1999 and 1998 as follows.

  - In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada, shut down and dispose of a tissue machine in Thailand and write down certain excess feminine care production equipment in North America. Certain assets, primarily a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, became subject to accelerated depreciation, some of which was recorded in the third quarter and nine months ended September 30, 1999.

  - In the fourth quarter of 1997, the Corporation announced a plan to restructure its worldwide operations. Certain assets that were to be disposed of, but remained or will remain in use until disposed of in 1999 and 2000, became subject to accelerated depreciation, some of which was recorded in the third quarter and nine months ended September 30, 1999 and 1998. In addition, changes in the estimates for certain previously accrued costs have been returned to earnings as credits to restructuring.

  - In the third quarter of 1999, the Corporation recorded a net pretax gain of $153.3 million resulting from the sale of the timberlands associated with its Mobile, Ala., pulp mill and the write-off of the pulp mill assets. The sale of the timberlands was completed in September and
  the pulp mill was shutdown  in  August.    As  a  result  of  the  closure
  of the pulp mill, the Corporation reconfigured certain assets at the Mobile site, which continues to operate as a tissue mill. The cost incurred for this reconfiguration, $9.4 million, is included as a charge against third quarter 1999 operating profit.

  In the second quarter of 1999, the Corporation recorded employee severance costs of $9.0 million for employee terminations in the associated woodlands operations when such employee severance and benefit arrangements were appropriately communicated to affected employees. An energy contract termination penalty of $24.3 million was recorded in the second quarter of 1998 when the closure of the pulp mill was announced. In the third quarter of 1998, employee severance costs of $18.0 million were recorded in connection with the planned closure of the pulp mill. The Corporation had originally intended to record these latter charges in the third quarter of 1999 upon disposal of the entire integrated pulp operation.

The accelerated depreciation adjustments, the Mobile pulp mill employee severance costs, fees and the associated site reconfiguration costs described above, and other less significant adjustments related to the described plans, were charged to earnings in the following income statement categories for the periods indicated.

                           Third  Quarter      Nine  Months
                               Ended              Ended
                           September  30      September  30
                           --------------   ---------------
  (Millions  of  dollars)  1999    1998      1999    1998
  -----------------------------------------------------------

  Cost of products sold   $45.6    $46.1     $78.9    $164.1
  General expense           5.6     73.0       8.4      73.0
  Restructuring           (18.4)     (.9)    (16.9)     31.1
                         -------  -------  -------    ------

  Total charges           $32.8   $118.2     $70.4    $268.2
                         =======  =======  =======    ======



3. There are no adjustments required to be made to Income Before Cumulative Effect of Accounting Change for purposes of computing basic and diluted earnings per share ("EPS"). A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations is as follows:



                                                      Average  Common  Shares  Outstanding
                                                      ------------------------------------
                                                        Third  Quarter     Nine  Months
                                                             Ended            Ended
                                                         September  30     September  30
                                                       ---------------     ---------------

  (Millions)                                              1999     1998   1999    1998
  ----------------------------------------------------------------------------------------



  Basic                                                    533.3  547.2   533.9   553.4

    Dilutive effect of stock options                         3.5    2.0     3.0     2.4

    Dilutive effect of deferred compensation plan shares      .1      -      .1       -

    Dilutive effect of shares issued for participation
      share awards                                            .5     .5      .5      .5
                                                           -----  -----   -----   -----

  Diluted                                                  537.4  549.7   537.5   556.3
                                                           =====  =====   =====   =====



Options outstanding during the third quarter ended September 30, 1999 to purchase .1 million shares of common stock at a weighted average price of $58.16 per share and options outstanding during the nine months ended September 30, 1999 to purchase 2.9 million shares of common stock at a weighted average price of $56.00 per share were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. The options, which expire in 2008 and 2009, were still outstanding at September 30, 1999.

Options outstanding during the third quarter and nine months ended September 30, 1998 to purchase 9.2 million shares of common stock at a weighted average price of $52.74 per share were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

The  number  of  common  shares outstanding at September 30, 1999 and 1998 was
545.4  million  and  541.8  million,  respectively.

4. The following schedule details inventories by major class as of September 30, 1999 and December 31, 1998:


                                                   SEPTEMBER  30, December  31,
(Millions  of  dollars)                                   1999        1998
-------------------------------------------------------------------------------



At lower of cost on either the First-In, First-Out
(FIFO) or weighted average cost methods or market:
    Raw materials                                      $  328.2   $  355.4
    Work in process                                       196.7      164.2
    Finished goods                                        741.3      751.3
    Supplies and other                                    210.2      195.5
                                                       --------   --------

                                                        1,476.4    1,466.4

Excess of FIFO over Last-In, First-Out (LIFO) cost       (189.2)    (182.6)
                                                       ---------  --------

  Total                                                $1,287.2   $1,283.8
                                                       ========   ========




5.  The following schedule provides the detail of comprehensive income:



                                        Nine  Months  Ended  September  30
                                        ----------------------------------
(Millions  of  dollars)                       1999             1998
--------------------------------------------------------------------------

Net Income                                   $1,244.1         $836.4

Unrealized currency translation adjustments   (142.2)           (6.9)
                                             ---------       -------

Comprehensive income                         $1,101.9         $829.5
                                             =========       =======



6. The following schedule presents information concerning consolidated operations by business segment:



                                                                       Third  Quarter          Nine  Months
                                                                           Ended                  Ended
                                                                        September  30          September  30
                                                                    -------------------       ------------------
(Millions  of  dollars)                                             1999         1998         1999        1998
----------------------------------------------------------------------------------------------------------------

NET SALES:

  Tissue                                                            $1,762.6     $1,686.8    $5,100.5   $4,987.9
  Personal Care                                                      1,318.0      1,141.3     3,807.1    3,408.0
  Health Care and Other                                                238.7        281.9       699.6      820.2

  Intersegment sales                                                   (11.8)       (10.3)      (25.9)     (26.5)
                                                                    --------     --------    --------  ---------

  Consolidated                                                      $3,307.5     $3,099.7    $9,581.3   $9,189.6
                                                                    ========     ========    ========  =========

OPERATING PROFIT (reconciled to income before income taxes):

  Tissue                                                            $  261.2     $  281.3    $  799.1   $  709.3
  Personal Care                                                        285.4         92.8       782.6      407.9
  Health Care and Other                                                 39.4         47.7       133.2      128.5

  Unallocated items - net                                              (29.3)       (25.8)      (65.1)     (74.1)
                                                                    --------     --------    --------  ---------

  Total Operating Profit                                               556.7        396.0     1,649.8    1,171.6

  Interest income                                                        6.5          4.9        17.7       19.0
  Interest expense                                                     (53.6)       (50.7)     (161.7)    (147.8)
  Other income (expense), net                                          162.3        134.6       183.1      142.0
                                                                    --------     --------    --------  ---------

  Income Before Income Taxes                                        $  671.9     $  484.8    $1,688.9   $1,184.8
                                                                    ========     ========    ========  =========


                                                                         September 30,           December 31,
                                                                              1999                   1998
                                                                         -------------           ------------
ASSETS:

  Tissue                                                                  $ 6,129.9                $ 5,861.0
  Personal Care                                                             3,142.2                  3,131.8
  Health Care and Other (a)                                                 1,697.8                    967.8
  Unallocated and intersegment assets                                       2,035.4                  1,727.2
                                                                          ---------                ---------

  Consolidated                                                            $13,005.3                $11,687.8
                                                                          =========                =========


(a)  Health Care and Other for September 30, 1999 includes the assets of
Ballard  Medical  Products  ("Ballard").    The  acquisition  of  Ballard  was
completed  on  September  23,  1999  and  was  accounted  for  as  a purchase.

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

The Health Care and Other segment manufactures and markets health care products such as disposable medical devices for respiratory care, gastroenterology and cardiology, surgical packs and gowns, sterilization wraps and disposable face masks; specialty and technical papers and related products; and other products.

7. Other income (expense), net, in the third quarter and nine months ended September 30, 1999 includes a net pretax gain resulting from the sale of the timberlands associated with the Mobile, Ala., pulp mill and the write-off of the pulp mill assets. This transaction resulted in a net pretax gain of $153.3 million and an after-tax gain of $95.7 million, or $.18 per share. Other income (expense), net, in the third quarter and nine months ended September 30, 1998 included a gain on the sale of the Corporation's subsidiary, K-C Aviation Inc. The sale resulted in a pretax gain of $140.0 million and an after-tax gain of $78.3 million, or $.14 per share.

8.  Restatement

Subsequent to the issuance of the Corporation's 1998 financial statements and the filing of its 1998 Form 10-K with the SEC, and following extensive discussions with representatives of the Division concerning its review of the Corporation's financial statements, Kimberly-Clark concluded that it would restate its 1995, 1996, 1997, 1998 and first quarter 1999 financial statements and related disclosures. The accompanying consolidated income statements for the third quarter and nine months ended September 30, 1998 present restated results to reflect, among other things and to the extent applicable, the following changes:

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

  - Certain assets that were to be disposed of but which were not immediately removed from operations have been depreciated on an accelerated basis over their remaining useful life. In prior presentations, these assets had been written down, at the time the plan was announced, to estimated fair value as of the date such assets were expected to be removed from service, assuming continuation of normal depreciation until the estimated date of removal.

  - In the third quarter of 1999, the Corporation recorded a net pretax gain of $153.3 million resulting from the sale of the timberlands associated with its Mobile, Ala., pulp mill and the write-off of the pulp mill assets. The sale of the timberlands was completed in September and the pulp mill was shutdown in August. As a result of the closure of the pulp mill, the Corporation reconfigured certain assets at the Mobile site, which continues to operate as a tissue mill. The cost incurred for this reconfiguration, $9.4 million, is included as a charge against third quarter 1999 operating profit.

  In the second quarter of 1999, the Corporation recorded employee severance costs of $9.0 million for employee terminations in the associated woodlands operations when such employee severance and benefit arrangements were appropriately communicated to affected employees. An energy contract termination penalty of $24.3 million was recorded in the second quarter of 1998 when the closure of the pulp mill was announced. In the third quarter of 1998, employee severance costs of $18.0 million were recorded in connection with the planned closure of the pulp mill. The Corporation had originally intended to record these latter charges in the third quarter of 1999 upon disposal of the entire integrated pulp operation.

A comparison of the restated and previously reported income statements for the third quarter and nine months ended September 30, 1998 follows:



                                                         Consolidated  Income  Statements
                                                   --------------------------------------------
                                                  Three  Months  Ended     Nine  Months  Ended
                                                  September  30,  1998     September  30,  1998
                                                 ----------------------   ---------------------
                                                                  As                     As
                                                       As     Previously     As      Previously
(Millions of dollars, except per share amounts)     Restated   Reported   Restated    Reported
------------------------------------------------------------------------------------------------

NET SALES                                           $ 3,099.7   $3,099.7   $9,189.6   $9,189.6
  Cost of products sold                               1,933.1    1,895.9    5,784.3    5,627.5
                                                     --------  ---------  ---------  ---------

GROSS PROFIT                                          1,166.6    1,203.8    3,405.3    3,562.1
  Advertising, promotion and selling expenses           474.9      474.9    1,461.3    1,461.3
  Research expense                                       54.2       54.2      161.9      161.9
  General expense                                       234.1      245.4      554.3      565.6
  Goodwill amortization                                   8.3        8.3       25.1       25.1
  Restructuring                                           (.9)       4.4       31.1       51.9
                                                     --------   --------  ---------  ---------

OPERATING PROFIT                                        396.0      416.6    1,171.6    1,296.3
  Interest income                                         4.9        4.9       19.0       19.0
  Interest expense                                      (50.7)     (50.7)    (147.8)    (147.8)
  Other income (expense), net                           134.6      134.6      142.0      142.0
                                                    ---------  ---------  ---------  ---------

INCOME BEFORE INCOME TAXES                              484.8      505.4    1,184.8    1,309.5
  Provision for income taxes                            180.7      188.0      410.3      444.6
                                                    ---------  ---------  ---------  ---------

INCOME BEFORE EQUITY INTERESTS                          304.1      317.4      774.5      864.9
  Share of net income of equity companies                29.2       29.2       92.1       92.1
  Minority owners' share of subsidiaries' net income     (6.5)      (6.6)     (19.0)     (19.3)
                                                     --------  ---------  ---------  ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                                326.8      340.0      847.6      937.7
  Cumulative effect of accounting change, net of
    income taxes                                          -          -        (11.2)     (11.2)
                                                      -------  ---------  ---------  ---------

NET INCOME                                          $   326.8     $340.0     $836.4     $926.5
                                                    =========  =========  =========  =========

PER SHARE BASIS:

BASIC:
  Income before cumulative effect of accounting
    change                                               $.60       $.62      $1.53      $1.69
  Cumulative effect of accounting change, net of
    income taxes                                            -          -       (.02)      (.02)
                                                    ---------  ---------   --------  ---------
  Net income                                             $.60       $.62      $1.51      $1.67
                                                    =========  =========   ========  =========

DILUTED:
  Income before cumulative effect of accounting
    change                                               $.59       $.62      $1.52      $1.69
  Cumulative effect of accounting change, net of
    income taxes                                            -          -       (.02)      (.02)
                                                    ---------  ---------   --------  ---------
  Net income                                             $.59       $.62      $1.50      $1.67
                                                    =========  =========   ========  =========

CASH DIVIDENDS DECLARED                                  $.25       $.25       $.75       $.75
                                                    =========  =========   ========  =========





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

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements as of and for the three months and nine months ended September 30, 1999 and 1998.

Restructuring  and  Other  Unusual  Items

The Corporation has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. Certain of these programs affect the financial statements for the third quarter and nine months ended September 30, 1999 and 1998 as follows.

- In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada, shut down and dispose of a tissue machine in Thailand and write down certain excess feminine care production equipment in North America. Certain assets, primarily a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, became subject to accelerated depreciation, some of which was recorded in the third quarter and nine months ended September 30, 1999.

- In the fourth quarter of 1997, the Corporation announced a plan to restructure its worldwide operations. Certain assets that were to be disposed of, but remained or will remain in use until disposed of in 1999 and 2000, became subject to accelerated depreciation, some of which was recorded in the third quarter and nine months ended September 30, 1999 and 1998. In addition, changes in the estimates for certain previously accrued costs have been returned to earnings as credits to restructuring.

-  In the third quarter of 1999, the Corporation recorded a net pretax gain of $153.3 million resulting from the sale of the timberlands associated with its Mobile, Ala., pulp mill and the write-off of the pulp mill assets. The sale of the timberlands was completed in September and the pulp mill was shutdown in August. As a result of the closure of the pulp mill, the Corporation reconfigured certain assets at the Mobile site, which continues to operate as a tissue mill. The cost incurred for this reconfiguration, $9.4 million, is included as a charge against third quarter 1999 operating profit.

   In the second quarter of 1999, the Corporation recorded employee severance costs of $9.0 million for employee terminations in the associated woodlands operations when such employee severance and benefit arrangements were appropriately communicated to affected employees. An energy contract termination penalty of $24.3 million was recorded in the second quarter of 1998 when the closure of the pulp mill was announced. In the third quarter of 1998, employee severance costs of $18.0 million were recorded in connection with the planned closure of the pulp mill. The Corporation had originally intended to record these latter charges in the third quarter of 1999 upon disposal of the entire integrated pulp operation.

The accelerated depreciation adjustments, the Mobile pulp mill employee severance costs, fees and the associated site reconfiguration costs described above, and other less significant adjustments related to the described plans, were charged to earnings in the following income statement categories for the periods indicated.


                            Third  Quarter             Nine Months
                           Ended  Sept. 30           Ended  Sept. 30
                         ------------------       ---------------------
(Millions  of  dollars)   1999      1998              1999        1998
-----------------------------------------------------------------------



Cost of products sold     $45.6     $46.1            $78.9       $164.1
General expense             5.6      73.0              8.4         73.0
Restructuring             (18.4)      (.9)           (16.9)        31.1
                        -------   -------          -------       ------

Total charges             $32.8    $118.2            $70.4       $268.2
                        =======   =======          =======       ======




RESULTS  OF  OPERATIONS:

For purposes of this Management's Discussion and Analysis, and in order to facilitate a meaningful discussion of the ongoing operations of the Corporation, the charges described in the "Restructuring and Other Unusual Items" section above are considered to be unusual items ("Unusual Items") and have been excluded from operating profit in the "Excluding Unusual Items" columns in the following Operating Profit tables.

THIRD  QUARTER  OF  1999  COMPARED  WITH  THIRD  QUARTER  OF  1998



By  Business  Segment
(Millions  of  dollars)

NET SALES                    1999         1998
--------------------------------------------------


Tissue                      $1,762.6     $1,686.8
Personal Care                1,318.0      1,141.3
Health Care and Other          238.7        281.9
Intersegment Sales             (11.8)       (10.3)
                           ---------    ---------

Consolidated                $3,307.5     $3,099.7
                           =========    =========

                               1999                    1998
                        ------------------     ------------------
                          AS     EXCLUDING         As       Excluding
OPERATING PROFIT       REPORTED UNUSUAL ITEMS   Restated  Unusual Items
------------------------------------------------------------------------


Tissue                  $261.2    $287.7         $281.3     $294.5
Personal Care            285.4     291.9           92.8      195.0
Health Care and Other     39.4      41.5           47.7       50.2
Unallocated items - net  (29.3)    (31.6)         (25.8)     (25.5)
                        -------  -------        -------    -------

Consolidated            $556.7    $589.5         $396.0     $514.2
                        =======  =======        =======    =======



Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Consolidated net sales for the quarter were 6.7 percent higher than last year; however, excluding the revenues of K-C Aviation Inc. ("KCA"), which was sold in the third quarter of 1998, net sales would have increased approximately 9 percent. Excluding the net sales of KCA, worldwide sales volumes were nearly 11 percent higher, while changes in foreign currency exchange rates reduced net sales by about 2 percent.

- Worldwide sales of tissue products increased 4.5 percent, on an increase in sales volumes of nearly 7 percent, driven primarily by growth in Europe, including the contribution from the Attisholz Holding AG ("Attisholz") tissue brands acquired in June 1999, and improvements to Kleenex Cottonelle and Scott bathroom tissue in North America. Also, a portion of the sales increase is attributable to operations in Colombia, in which the Corporation made an additional investment in late 1998 to gain majority ownership of certain Latin American equity companies (the "Colombian Investment").

- Worldwide sales of personal care products were 15.5 percent greater than in 1998, due to a 17 percent increase in sales volumes. Sales in all regions were higher, with particular strength in diapers in Europe and across all brands in North America - Huggies diapers, Pull-Ups training pants, GoodNites youth pants, Little Swimmers swim pants, Kotex feminine care products and Depend and Poise adult incontinence products. A portion of the increase in sales is attributable to the Colombian Investment.

- Excluding the revenues of KCA, worldwide sales of health care and other products rose 7.4 percent, mainly because of continued growth in professional health care.

Excluding the Unusual Items, operating profit was 14.6 percent higher in 1999, and operating profit as a percentage of sales increased from 16.6 percent in 1998 to 17.8 percent in 1999. The increase in sales, along with productivity gains and other manufacturing cost benefits, contributed to the improved profitability, more than offsetting the significant incremental investment in marketing costs for new Kleenex Cottonelle bathroom tissue and improved Scott towels and Scott bathroom tissue in North America.

- The decrease in operating profit for the worldwide tissue segment is primarily due to the North American marketing costs discussed above and slightly lower selling prices for away-from-home products in North America which more than offset improved results in Europe.

- The increase in operating profit for the worldwide personal care segment was primarily due to the increase in unit sales volumes, selling price increases and manufacturing cost reductions which more than offset increased marketing expenses.

- Excluding the operating results of KCA, operating profit for the health care and other segment was essentially even year to year as the effect of increased sales volumes was offset by the cost of international expansion for professional health care products.



By  Geography
(Millions  of  dollars)

NET SALES                   1999        1998
----------------------------------------------

North America             $2,207.0   $2,130.8
Outside North America      1,171.3    1,027.7
Intergeographic Sales        (70.8)     (58.8)
                          --------  ---------

Consolidated              $3,307.5   $3,099.7
                          ========  =========



                                     1999                 1998
                            --------------------   --------------------
                               AS      EXCLUDING       As       Excluding
OPERATING  PROFIT           REPORTED  UNUSUAL ITEMS Restated  Unusual Items
---------------------------------------------------------------------------


North America                $477.9     $493.0     $409.0      $457.4
Outside North America         108.1      128.1       12.8        82.3
Unallocated items - net       (29.3)     (31.6)     (25.8)      (25.5)
                             -----      ------     ------      ------

Consolidated                 $556.7     $589.5     $396.0      $514.2
                             ======     ======     ======     =======



Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Excluding the revenues of KCA, net sales in North America increased 6.6 percent primarily due to the higher sales volumes for personal care products.

- Net sales outside North America increased due to the improved sales volumes in Europe, which also benefited from the Attisholz acquisition; the Colombian Investment; and improved sales in Asia.

-  Excluding the Unusual Items, operating profit in North America increased
7.8 percent primarily due to the higher sales volumes and manufacturing cost benefit for personal care products, which more than offset the incremental marketing costs associated with product improvements.

- Excluding the Unusual Items, operating profit outside North America increased 55.7 percent primarily due to the increased sales volumes and manufacturing cost improvements in Europe.

Additional  Income  Statement  Commentary:

- The increase in interest expense was primarily due to an increase in the average debt levels.

-  During the third quarter of 1999, the Corporation closed its pulp mill in Mobile, Ala. and sold its timberlands in the southeastern United States for proceeds of approximately $450 million. This transaction resulted in a net pretax gain of $153.3 million, which is included in other income (expense), net. In the third quarter of 1998, the Corporation completed the sale of KCA for $250 million in cash. The sale resulted in a pretax gain of $140.0 million, which was included in other income (expense), net.

-  The effective income tax rate was 33.1 percent compared to 37.3 percent in 1998. Excluding the Unusual Items and the nonoperating credits mentioned above, the effective rate was 32.0 percent in both years. The effective tax rate, excluding the Unusual Items and nonoperating credits, is expected to approximate 32.0 percent for 1999.

- The Corporation's share of net income of equity companies was $42.8 million in 1999 compared to $35.7 million in 1998, excluding a charge related to the change in value of the Mexican peso in 1998. The increase is primarily attributable to higher earnings at Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"), which benefited from higher selling prices.

- Net income was $.89 per share in 1999 compared to $.59 in 1998, an increase of 50.8 percent. Excluding the Unusual Items, the nonoperating credits and the charge for the devaluation of the peso, earnings per share from operations were $.75 per share in 1999 compared to $.62 per share in 1998, an increase of 21.0 percent.



FIRST  NINE  MONTHS  OF  1999  COMPARED  WITH  FIRST  NINE  MONTHS  OF  1998

By  Business  Segment
(Millions  of  dollars)

NET SALES                    1999           1998
--------------------------------------------------

Tissue                      $5,100.5     $4,987.9
Personal Care                3,807.1      3,408.0
Health Care and Other          699.6        820.2
Intersegment Sales             (25.9)       (26.5)
                            --------     --------

Consolidated                $9,581.3     $9,189.6
                           =========    =========




                                    1999                        1998
                            ----------------------    -----------------------
                               AS       EXCLUDING        As        Excluding
OPERATING  PROFIT           REPORTED   UNUSUAL ITEMS   Restated  Unusual Items
------------------------------------------------------------------------------



Tissue                       $  799.1    $  847.3     $  709.3     $  823.1
Personal Care                   782.6       804.1        407.9        556.7
Health Care and Other           133.2       136.4        128.5        138.3
Unallocated items - net         (65.1)      (67.6)       (74.1)       (78.3)
                             --------    --------     --------     --------

Consolidated                 $1,649.8    $1,720.2     $1,171.6     $1,439.8
                             ========    ========     ========     ========



Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Consolidated net sales were 4.3 percent higher than in 1998; however, excluding the revenues of KCA, net sales increased 6.1 percent. Excluding the sales of KCA, worldwide sales volumes were 7 percent higher.

- Worldwide sales of tissue products increased 2.3 percent from 1998, primarily due to increased sales volumes partially offset by lower selling prices in Europe.

- Worldwide sales of personal care products increased 11.7 percent from 1998. Personal care products sales volumes were 13 percent higher, with increases in all product categories in North America and improvements in all areas outside of North America.

- Excluding the revenues of KCA, worldwide sales of health care and other products were 5.8 percent higher primarily because of continued growth in sales of professional health care products.

Excluding the Unusual Items, operating profit increased 19.5 percent, and operating profit as a percentage of sales increased from 15.7 percent in 1998 to 18.0 percent in 1999.

- The increase in operating profit for the worldwide tissue segment was primarily due to the increased sales volumes and manufacturing cost benefits more than offsetting an increase in marketing expenses.

- The increase in operating profit for the worldwide personal care segment was primarily due to the increased sales volumes and manufacturing cost reductions, partially offset by higher marketing expenses.

- Excluding the operating results of KCA, operating profit for the health care and other segment increased nearly 12 percent due to increased sales volumes and manufacturing cost reductions for professional health care products.



By  Geography
(Millions  of  dollars)

NET SALES                     1999       1998
-----------------------------------------------


North America               $6,449.7   $6,315.5
Outside North America        3,337.5    3,071.8
Intergeographic Sales         (205.9)    (197.7)
                            --------  ---------

Consolidated                $9,581.3   $9,189.6
                            ========  =========





                                       1999                       1998
                               ----------------------   -----------------------
                                 AS         EXCLUDING        As     Excluding
OPERATING PROFIT              REPORTED   UNUSUAL ITEMS   Restated Unusual Items
-------------------------------------------------------------------------------
North America                  $1,417.4     $1,458.7     $1,149.7   $1,297.3
Outside North America             297.5        329.1         96.0      220.8
Unallocated items - net           (65.1)       (67.6)       (74.1)     (78.3)
                               --------     --------     --------   --------

Consolidated                   $1,649.8     $1,720.2     $1,171.6   $1,439.8
                               ========     ========     ========   ========



Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Excluding the sales of KCA, net sales for North America increased 4.8 percent compared to 1998 primarily due to the increased sales volumes.

- The increase in sales outside of North America is primarily attributable to higher sales volumes in Europe, Asia and in Latin America, which benefited from the Colombian Investment.

- Excluding the Unusual Items, operating profit for North America increased 12.4 percent compared to 1998 primarily due to the increased sales volumes and manufacturing cost reductions, partially offset by higher marketing costs.

- Excluding the Unusual Items, operating profit outside of North America increased 49.0 percent primarily due to the higher sales volumes, manufacturing cost reductions and the benefit of the Colombian Investment.

Additional  Income  Statement  Commentary:

- The increase in interest expense is attributable to higher average debt levels.

- The effective income tax rate was 32.5 percent compared to 34.6 percent in 1998. Excluding the Unusual Items, the nonoperating credits mentioned above and the cumulative effect of an accounting change for start-up costs discussed below, the effective rate was 32.1 percent in 1999 compared with 32.0 percent in 1998. The effective tax rate, excluding the Unusual Items and nonoperating credits and the cumulative effect of the accounting change is expected to approximate 32.0 percent for 1999.

- The Corporation's share of net income of equity affiliates was $133.3 million in 1999 compared to $103.3 million in 1998, excluding a charge related to the change in value of the Mexican peso in 1998. The increase is primarily attributable to the results of KCM, which benefited from higher selling prices and increased sales volumes.

-  The Corporation adopted Statement of Position 98-5, Reporting on the
Costs of Start-up Activities, effective January 1, 1998, and recorded a pretax charge of $17.8 million, $11.2 million after taxes, or $.02 per share, as the cumulative effect of this accounting change.

-  Net income was $2.31 per share in 1999 compared to $1.50 per share in
1998, an increase of 54.0 percent. Excluding the Unusual Items, the nonoperating credits, the charge for the devaluation of the peso and the cumulative effect of the accounting change for start-up costs, earnings from operations were $2.19 per share in 1999 compared to $1.76 per share in 1998, an increase of 24.4 percent.


LIQUIDITY  AND  CAPITAL  RESOURCES

- Cash provided by operations in the first nine months of 1999 increased by $122.2 million compared to the first nine months of 1998. A higher level of net income plus net noncash charges included in net income more than offset an increase in working capital.

- Accrued expenses associated with the Corporation's restructuring program announced in 1997 ("the 1997 Plan") are summarized below:



                                          First  Nine  Months  of  1999
                                          -----------------------------
                           Balance  at        Charges                      Balance at
(Millions  of  dollars)  December 31, 1998   (Credits)    Payments     September  30,  1999
-------------------------------------------------------------------------------------------


1997 Plan                    $111.0          $(22.3)        $(63.4)           $25.3




      The balance at September 30, 1999 is estimated to be adequate to complete the actions contemplated in the 1997 Plan. The activities involved in the 1997 Plan have not disrupted the Corporation's business operations to any significant extent. The principal benefits of the 1997 Plan have been lower production costs and streamlined manufacturing and distribution operations.

- At September 30, 1999, total debt was $2.9 billion compared with $2.7 billion at December 31, 1998. Net debt (total debt net of cash, cash equivalents and $603 million of long-term notes receivable) was $2.1 billion at September 30, 1999 compared with $2.3 billion at December 31, 1998. The Corporation's ratio of net debt to capital was 28.1 percent at September 30, 1999, which is below the target range of 30 percent to 40 percent.

- Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs in the foreseeable future.

-  On September 23, 1999, the Corporation completed the acquisition of
Ballard Medical Products at a cost of approximately $788 million, including the value of common stock exchanged and other costs of the transaction. This acquisition has been accounted for as a purchase.

- As previously mentioned, during the third quarter of 1999, the Corporation recorded a net pretax gain on the closure of its Mobile, Ala., pulp mill and disposal of the associated timberlands. The proceeds from the largest disposal (approximately 462,000 acres sold to Joshua Timberlands LLC on September 30, 1999) were notes receivable valued at $383 million due September 30, 2009. The notes, which bear interest at floating rates at LIBOR minus 15 basis points reset quarterly, less letter of credit fees and interest, are extendable in five year increments up to September 30, 2029, at the option of the Corporation and are secured by letters of credit. Additional acres of timberlands and related equipment were sold to other buyers prior to September 30, for approximately $65 million in cash.


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

Progress against the "Year 2000" readiness plan is monitored and reported to senior management and to the Corporation's board of directors or audit committee on a regular basis. As of September 30, 1999, management estimates that it has completed nearly 98 percent of the work involved in modifying, replacing and testing the Corporation's major systems and microprocessors. Management expects to have the balance of such work completed by November 30, 1999. The total cost to ensure "Year 2000" readiness, which is primarily comprised of staff time and the cost of replacing certain computerized systems and microprocessors, is estimated to be approximately $80 million. Management estimates that $76 million has been incurred for this purpose as of September 30, 1999. The remaining costs to be incurred in the fourth quarter of 1999 are primarily for completing vendor evaluations and other contingency planning.

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


OUTLOOK

Management believes that the Corporation is on track for an excellent year in 1999 and that its outlook for the year 2000 remains very positive. Management plans to continue to build on the momentum shown in recent results with new product innovations, ongoing manufacturing efficiencies and further improvements in operations in Europe. Management is targeting continual improvement in top-line growth in the Corporation's global markets and is committed to delivering consistent double-digit earnings growth going forward.



INFORMATION  CONCERNING  FORWARD-LOOKING  STATEMENTS

Certain information contained in this report is forward looking and is based on various assumptions. Such information includes, without limitation, the business outlook, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, including but not limited to, the adequacy of the 1997 Plan, the Corporation's estimated effective tax rate for 1999, and the success of its "Year 2000" readiness program. These forward-looking statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of Part I, Item 1 of the Corporation's Annual Report on Form 10-K/A for the year ended December 31, 1998 entitled "Factors That May Affect Future Results."

                         PART II - OTHER INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

Litigation
-----------

With respect to the away-from-home sanitary paper products antitrust litigation described in Item 3 of the Corporation's Annual Report on Form 10-K for the period ended December 31, 1998, the claims filed by the States of Maryland and West Virginia were dismissed by the United States District Court for the Northern District of Florida, Gainesville, Division for lack of standing. Subsequently, the States of Maryland and West Virginia filed similar actions against the Corporation and other manufacturers in state court.


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

(b)    Reports  on  Form  8-K

     On July 22, 1999, the Corporation filed a Current Report on Form 8-K reporting its July 21, 1999 press release in connection with its 1999 second quarter earnings and its restated earnings for 1996, 1997, 1998 and the first quarter of 1999.

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





                                  KIMBERLY-CLARK  CORPORATION
                                         (Registrant)





                                   By:    /s/  John  W.  Donehower
                                          ------------------------
                                          John  W.  Donehower
                                          Senior  Vice  President  and
                                          Chief  Financial  Officer
                                          (principal  financial  officer)




                                   By:    /s/  Randy  J.  Vest
                                         --------------------
                                         Randy  J.  Vest
                                         Vice  President  and  Controller
                                         (principal  accounting  officer)




November  12,  1999