Form 10-K
period 1999-12-31
KIMBERLY CLARK CORP
filed 2000-03-24
CIK 55785

FORM  10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark  One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  1999
                                      OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securit-ies Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days. Yes   X.   No.
                                                          ----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 2000, 546,361,849 shares of common stock were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates on such date (based on the closing stock price on the New York Stock Exchange) was approximately $29.5 billion.

                                  (Continued)

FACING  SHEET
(CONTINUED)


DOCUMENTS  INCORPORATED  BY  REFERENCE

Kimberly-Clark Corporation's 1999 Annual Report to Stockholders and 2000 Proxy Statement contain much of the information required in this Form 10-K, and portions of those documents are incorporated by reference herein from the applicable sections thereof. The following table identifies the sections of this Form 10-K which incorporate by reference portions of the Corporation's 1999 Annual Report to Stockholders and 2000 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such documents are
incorporated  by  reference.    The  portions  of  such  documents  that  are
not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.



DOCUMENT OF WHICH PORTIONS                ITEMS OF THIS FORM 10-K
ARE INCORPORATED BY REFERENCE              IN WHICH INCORPORATED
----------------------------------------  -----------------------

1999 Annual Report to Stockholders        PART I
(Year ended December 31, 1999)             ITEM 1.  Business

                                          PART II
                                           ITEM 5.  Market for the Registrant's
                                              Common Stock and Related
                                              Stockholder Matters

                                           ITEM 7.  Management's Discussion and
                                              Analysis of Financial Condition
                                              and Results of Operations

                                           ITEM 7A. Quantitative and
                                              Qualitative Disclosures About
                                              Market Risk

                                           ITEM 8.  Financial Statements and
                                              Supplementary Data

                                          PART IV
                                           ITEM 14.  Exhibits, Financial
                                              Statement Schedules and Reports
                                              on Form 8-K


2000 Proxy Statement                      PART III
                                           ITEM 10.  Directors and Executive
                                              Officers of the Registrant

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

Kimberly-Clark Corporation was incorporated in Delaware in 1928. As used in Items 1, 2 and 7 of this Form 10-K, the term "Corporation" refers to
Kimberly-Clark  Corporation  and  its  consolidated  subsidiaries.    In  the
remainder of this Form 10-K, the terms "Kimberly-Clark" or "Corporation" refer only to Kimberly-Clark Corporation. Financial information by business segment and geographic area, and information about principal products and markets of the Corporation, contained under the caption "Management's Discussion and Analysis" and in Note 16 to the Consolidated Financial Statements contained in the 1999 Annual Report to Stockholders, are incorporated in this Item 1 by reference.

RECENT DEVELOPMENTS. Historically, the Corporation has been engaged in a wide variety of diversified businesses, including the manufacture and sale of consumer products, paper and forest products, airline services and various other businesses. In recent years, the Corporation has been undergoing a transition to a global consumer products company based on the strategy of building its tissue, personal care and health care businesses. Businesses that did not, or could not, build on the Corporation's strengths were candidates for divestiture. Businesses that fit into the Corporation's strategy were candidates for further investment and support. Outside businesses that were perceived as opportunities consistent with the strategy were candidates for acquisition. As a result, since 1992, the Corporation has completed over 30 strategic acquisitions and approximately 20 strategic divestitures, including the following transactions:

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

- On June 28, 1996, the Corporation sold the baby and child wipe businesses previously conducted by Scott, consisting of the Baby Fresh, Wash a-Bye Baby and Kid Fresh brands and the Dover, Delaware production facility, to The Procter & Gamble Company. This divestiture was required by the U.S. Department of Justice as part of the Scott merger.

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

PART  I
(Continued)

ITEM  1.    BUSINESS  (Continued)

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

- On June 10, 1999, the Corporation purchased the European consumer and away-from-home tissue businesses of Attisholz Holding AG for approximately $365 million. The acquired businesses are located in Germany, Switzerland and Austria.

- On September 23, 1999, the Corporation acquired Ballard Medical Products, a leading maker of disposable medical devices for respiratory care, gastroenterology and cardiology, at a cost of approximately $788 million, including the value of common stock exchanged and other costs of the transaction. This acquisition has been accounted for as a purchase.

- On September 30, 1999, the Corporation completed the sale of approximately 460,000 acres of timberland in Alabama, Mississippi and Tennessee to Joshua Timberlands, LLC for notes receivable with a fair value of approximately $383 million. Also, as part of its previously announced intention to exit the entire integrated pulp operation in Mobile, Alabama, the Corporation shut down the pulp mill facility in August 1999.

- On February 8, 2000, the Corporation acquired Safeskin Corporation ("Safeskin"), a leading maker of disposable gloves for health care, high-technology and scientific industries, in a merger transaction pursuant to which Safeskin shareholders received .1956 of a share of the Corporation's common stock for each share Safeskin common stock. The transaction is valued at approximately $800 million and will be accounted for as a purchase.

PART  I
(Continued)

ITEM  1.    BUSINESS  (Continued)

In the fourth quarter of 1995, in connection with the Scott merger, the Corporation announced a plan to restructure the combined operations and to accomplish other business improvement objectives (the "1995 Plan"). The original estimated pretax cost of the 1995 Plan was $1,440 million. The plan was completed in 1998 at a pretax cost of $1,305 million. Costs of the 1995 Plan were charged to earnings as follows: $814.3 million in 1995, $429.9 million in 1996 and $64.1 million in 1997. A credit of $3.3 million was recorded in 1998.

On  November  21,  1997,  the  Corporation announced a restructuring plan (the
"1997  Plan").    The  plan included  the  sale,  closure  or  downsizing  of
17 manufacturing facilities worldwide and a workforce reduction of approximately 4,800 employees. Costs for the 1997 Plan of $250.8 million and $414.2 million were recorded in 1998 and 1997, respectively, at the time costs became accruable under appropriate accounting principles. Included in such costs was accelerated depreciation charged to cost of products sold related to assets that were to be disposed of but which continued to be operated during 1997 and 1998. In 1999, the Corporation recorded a net credit of $16.7 million, which was comprised of accelerated depreciation expense of $23.7 million, reductions in accrued costs of $31.9 million and lower asset write-offs and higher sales proceeds totaling $8.5 million, due to changes in estimates.

In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan (the "1998 Plan") to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada, shut down and dispose of a tissue machine in Thailand, write down certain excess feminine care production equipment in North America and reduce the Corporation's workforce by approximately 830 employees. Costs for the 1998 Plan of $42.6 million and $49.1 million were recorded in 1999 and 1998, respectively, and charged to cost of products sold. Costs of approximately $20 million will be charged to cost of products sold in 2000. These costs are comprised primarily of certain severance costs and charges for accelerated depreciation for the Corporation's Larkfield, U.K. tissue manufacturing facility that will remain in use until its expected shutdown in October 2000.

Pursuant to the 1998 Plan, through December 31, 1999, 800 employees have been notified of the Corporation's plans to terminate their employment, and the costs of this workforce reduction were charged to earnings in the period in which such employee severance benefits were appropriately communicated. Of the employees that have been notified, 530 employees have been terminated and 270 additional employees will be terminated in 2000. Approximately 50 additional employees will be notified in 2000 of the Corporation's plans to terminate their employment. Their severance costs, which are included in the $20 million discussed above, will be accrued and charged to cost of products sold at that time.

DESCRIPTION OF THE CORPORATION. The Corporation is principally engaged in the manufacturing and marketing throughout the world of a wide range of products for personal, business and industrial uses. Most of these products are made from natural and synthetic fibers using advanced technologies in fibers, nonwovens and absorbency.

The Corporation is organized into three global business segments: Tissue; Personal Care; and Health Care and Other.

PART  I
(Continued)

ITEM  1.    BUSINESS  (Continued)

The Tissue segment includes facial and bathroom tissue, paper towels and wipers and napkins for household and away-from-home use; wet wipes; printing, premium business and correspondence papers; and related products. Products in this business segment are sold under the Kleenex, Scott, Kimberly-Clark, Kleenex Cottonelle, Kleenex Viva, Huggies, Kimwipes, Wypall, Surpass and other brand names.

The Personal Care segment includes disposable diapers, training and youth pants and swimpants; feminine and incontinence care products; and related products. Products in this business segment are primarily for household use and are sold under a variety of well-known brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

The Health Care and Other segment includes health care products, consisting of surgical gowns, drapes, infection control products, sterilization wraps, disposable face masks, respiratory products and other disposable medical products; specialty and technical papers; and other products. Products in this segment are sold under the Kimberly-Clark, Tecnol, Ballard and other brand names.

Products for household use are sold directly, and through wholesalers, to supermarkets, mass merchandisers, drugstores, warehouse clubs, home health care, variety and department stores and other retail outlets. Products for away-from-home use are sold through distributors and directly to manufacturing, lodging, office building, food service and health care establishments and other high volume public facilities. Paper products are sold directly to users, converters, manufacturers, publishers and printers, and through paper merchants, brokers, sales agents and other resale agencies. Health care products are sold to distributors, converters and end-users.

PATENTS AND TRADEMARKS. The Corporation owns various patents and trademarks registered domestically and in many foreign countries. The Corporation considers the patents and trademarks which it owns and the trademarks under which it sells certain of its products to be material to its business. Consequently, the Corporation seeks patent and trademark protection by all available means, including registration. A partial list of the Corporation's trademarks is included under the caption "Trademarks" contained in the 1999 Annual Report to Stockholders and is incorporated herein by reference.

RAW  MATERIALS.    Superabsorbent  materials  are  important  components  in
disposable diapers, training and youth pants and incontinence care products. Polypropylene and other synthetics and chemicals are primary raw materials for manufacturing nonwoven fabrics which are used in disposable diapers, training and youth pants, wet wipes, feminine pads, incontinence and health care products, and away-from-home wipers.

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

PART  I
(Continued)

ITEM  1.    BUSINESS  (Continued)

The Corporation owns or controls approximately 5.7 million acres of forestland in Canada, principally as a fiber source for pulp production which is consumed internally within the tissue business. Approximately 1.0 million acres in the province of Nova Scotia are owned by the Corporation, and approximately 4.7 million acres, principally in the province of Ontario, are held under long-term Crown rights or leases. The Corporation closed its Mobile, Alabama pulp mill in August of 1999 and during 1999 sold approximately 530,000 acres of timberlands it owned or held under long term leases in North America.

COMPETITION.    For  a  discussion of the competitive environment in which the
Corporation conducts its business, see "Factors That May Affect Future Results
-  Competitive  Environment."

RESEARCH AND DEVELOPMENT. A major portion of total research and development expenditures is directed toward new or improved personal care, health care and tissue products, and nonwoven materials. Consolidated research and development expense was $249.8 million in 1999, $224.8 million in 1998 and $211.8 million in 1997.

ENVIRONMENTAL MATTERS. Total worldwide capital expenditures for environmental controls to meet legal requirements or otherwise relating to the protection of the environment at the Corporation's facilities are expected to be approximately $72 million in 2000 and $44 million in 2001. Of this amount, approximately $27 million in 2000, and $18 million in 2001 are expected to be spent at facilities in the United States. Approximately $15 million of U.S. expenditures in 2000 relate to compliance with the U. S. Environmental Protection Agency's ("EPA") Cluster Rule for sulfite pulping operations at the Corporation's Everett, Washington pulp mill. The remainder of the expected expenditures in the U. S., approximately $12 million in 2000, will be applied at various other production facilities of the Corporation for other environmental control system improvements. For facilities outside of the
U. S., capital expenditures for environmental controls are expected to e $45 million in 2000 and $26 million in 2001.

Total worldwide operating expenses for environmental compliance are expected to be $167 million in 2000 and $172 million in 2001. U. S. operating expenses are expected to be $89 million in 2000 and $89 million in 2001. Operating expenses for facilities outside the U. S. are expected to be $78 million in 2000 and $83 million in 2001. Operating expenses include pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs.

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


PART  I
(Continued)

ITEM  1.    BUSINESS  (Continued)

EMPLOYEES.    In  its  worldwide  consolidated operations, the Corporation had
54,800  employees  as  of December  31,  1999.

Approximately 22 percent of the Corporation's United States workforce and approximately 34 percent of the Corporation's non-United States workforce are represented by unions. In the United States, the largest concentration of union membership is with the Paper, Allied-Industrial, Chemical & Energy Workers International Union (PACE). Other employees are represented by the International Brotherhood of Electrical Workers (IBEW), the International Association of Machinists and Aerospace Workers (IAM), the Association of Western Pulp and Paper Workers (AWPPW), and various independent unions.

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


FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

Certain matters discussed in this Form 10-K, or documents a portion of which are incorporated herein by reference, concerning, among other things, the business outlook, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, including, but not limited to, the adequacy of the 1997 Plan and the 1998 Plan constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation's results will be as estimated.

The following factors, as well as factors described elsewhere in this Form 10-K, or in other SEC filings, among others, could cause the Corporation's future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Corporation.

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

PART  I
(Continued)

ITEM  1.    BUSINESS  (Continued)


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

COST SAVING STRATEGY. A significant portion of the Corporation's anticipated cost savings are expected to result from operating efficiencies, the 1997 Plan and the 1998 Plan. However, such savings will require the continued consolidation and integration of facilities, functions, systems and procedures, all of which present significant management challenges. There can be no assurance that such actions will be successfully accomplished as rapidly as expected or of the extent to which such cost savings and efficiencies will be achieved.

RAW MATERIALS. Cellulose fiber, in the form of kraft pulp or recycled fiber, is used extensively in the Corporation's tissue and paper products and is subject to significant price fluctuations due to the cyclical nature of the pulp markets. Recycled fiber accounts for approximately 20 percent of the
Corporation's  overall  fiber  requirements.    On  a  worldwide  basis,  the
Corporation has reduced its internal supply of pulp to approximately 40 percent of its virgin fiber requirements.

The Corporation has announced its intention to reduce its level of pulp integration to approximately 20 percent. However, such a reduction in pulp integration could increase the Corporation's commodity price risk. Specifically, increases in pulp prices could adversely affect the Corporation's earnings if selling prices for its finished products are not adjusted or if such adjustments significantly trail the increases in pulp prices. The Corporation has not used derivative instruments in the management of these risks.

ACQUISITION AND DIVESTITURE STRATEGY. The Corporation's anticipated financial results and business outlook are dependent in part upon the consummation of a proposed divestiture on terms advantageous to the Corporation and the availability of suitable acquisition candidates. There can be no assurance that such divestiture will be consummated, or, if consummated, that the terms of such divestiture will be advantageous to the Corporation. In addition, the Corporation could encounter significant challenges in locating suitable acquisition candidates that are consistent with its strategic objectives and will contribute to its long-term success. Furthermore, there can be no assurance that any such acquired business can or will be successfully integrated with the Corporation's businesses in order to provide anticipated synergies and earnings growth.

VOLUME FORECASTING. The Corporation's anticipated financial results reflect forecasts of future volume increases in the sales of its products. Challenges in such forecasting include anticipating consumer preferences, estimating sales of new products, estimating changes in population characteristics (such as birth rates and changes in per capita income), anticipating changes in technology and estimating the acceptance of the Corporation's products in new markets. As a result, there can be no assurance that the Corporation's volume increases will occur as estimated.

PART  I
(Continued)

ITEM  1.    BUSINESS  (Continued)


FOREIGN MARKET RISKS. Because the Corporation and its equity companies have manufacturing facilities in 40 countries and its products are sold in more than 150 countries, the Corporation's results may be substantially affected by foreign market risks. The Corporation is subject to the impact of economic and political instability in developing countries. The extremely competitive situation in European personal care and tissue markets, and the challenging economic environments in Mexico and developing countries in eastern Europe and Latin America, may slow the Corporation's sales growth and earnings potential. In addition, the Corporation is subject to the strengthening or weakening of various currencies against each other and local currencies versus the U.S. dollar, and foreign currency risk arising from transactions and commitments denominated in non-local currencies. See "Management's Discussion and Analysis - Market Risk Sensitivity and Inflation Risks", contained in the 1999 Annual Report to Stockholders, which is incorporated herein by reference. Translation exposure for the Corporation's balance sheet with respect to foreign operations is not hedged. Although the Corporation uses instruments to hedge its foreign currency risks (through foreign currency forward, swap and option contracts), these instruments are used selectively to manage risk and there can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

CONTINGENCIES. The costs and other effects of pending litigation and administrative actions against the Corporation cannot be determined with certainty. Although management believes that no such proceedings will have a material adverse effect on the Corporation, there can be no assurance that the outcome of such proceedings will be as expected. See "Item 3. Legal Proceedings."

"YEAR 2000". For a discussion regarding "Year 2000" compliance in terms of its computer systems, see "Management's Discussion and Analysis - 'Year 2000 Readiness' contained in the 1999 Annual Report to Stockholders, which is incorporated herein by reference.

PART  I
(Continued)

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

The principal facilities of the Corporation (including the Corporation's equity companies) and the products or groups of products made at such facilities are as follows:

HEADQUARTERS  LOCATIONS
  Dallas,  Texas
  Roswell,  Georgia
  Neenah,  Wisconsin
  Reigate,  United  Kingdom
  Bangkok,  Thailand

ADMINISTRATIVE  CENTER
  Knoxville,  Tennessee

WORLDWIDE  PRODUCTION  AND  SERVICE  FACILITIES

UNITED  STATES

ALABAMA
  Mobile  -  tissue  products
ARIZONA
  Tucson  -  health  care  products
ARKANSAS
  Conway  -  feminine  care,  incontinence  care  and  nonwovens
  Maumelle  -  wet  wipes  and  nonwovens
CALIFORNIA
  Escondido  -  printing  inks
  Fullerton  -  tissue  products
CONNECTICUT
  New  Milford  -  diapers  and  tissue  products
GEORGIA
  LaGrange  -  nonwovens
IDAHO
  Pocatello  -  respiratory  care  and  gastroenterology  products
KENTUCKY
  Owensboro  -  tissue  products
MICHIGAN
  Munising  -  technical  papers

PART  I
(Continued)

ITEM  2.    PROPERTIES  (Continued)

MISSISSIPPI
  Corinth  -  nonwovens,  wipers  and  towels
  Hattiesburg  -  tissue  products
NORTH  CAROLINA
  Hendersonville  -  nonwovens
  Lexington  -  nonwovens
OHIO
  Piqua  -  printing  inks
OKLAHOMA
  Jenks  -  tissue  products
PENNSYLVANIA
  Chester  -  tissue  products
SOUTH  CAROLINA
  Beech  Island  -  diapers  and  tissue  products
TENNESSEE
  Loudon  -  tissue  products
TEXAS
  Cleburne  -  apparel  products  (1)
  Del  Rio  -  health  care  products
  Fort  Worth  -  health  care  products
  Paris  -  diapers,  training  and  youth  pants
  San  Antonio  -  personal  cleansing  products  and  systems
UTAH
  Draper  -  respiratory  care  and  gastroenterology  products
  Ogden  -  diapers
VERMONT
  East  Ryegate  -  technical  papers
WASHINGTON
  Everett  -  tissue  products  and  pulp
WISCONSIN
  Marinette  -  tissue  products
  Neenah  - diapers, training and youth pants, feminine care, incontinence care, business  and  correspondence  papers  and  nonwovens
  Whiting  -  business  and  correspondence  papers

OUTSIDE  THE  UNITED  STATES

ARGENTINA
 *Bernal  -  tissue  products
  Pilar  -  feminine  care  and  incontinence  care
  San  Luis  -  diapers




*  Equity  company  production  facility

PART  I
(Continued)

ITEM  2.    PROPERTIES  (Continued)

AUSTRALIA
 *Albury  -  nonwovens
 *Ingleburn  -  diapers
 *Lonsdale  -  diapers,  incontinence  care  and  feminine  care
 *Millicent  -  pulp  and  tissue  products
 *Tantanoola  -  pulp
 *Warwick  Farm  -  tissue  products
BAHRAIN
 *East  Riffa  -  tissue  products
BELGIUM
  Duffel  -  tissue  products
BOLIVIA
  La  Paz  -  tissue  products
  Santa  Cruz  -  diapers,  feminine  care  and  tissue  products
BRAZIL
 *Bahia  -  tissue  products
  Barueri  -  wet  wipes
 *Correia  Pinto  -  tissue  products
 *Cruzeiro  -  tissue  products
 *Mendes  -  tissue  products
 *Mogi  das  Cruzes  -  tissue  products
  Porto  Alegre  -  feminine  care
 *Recife  -  tissue  products
  Rio de Janeiro - diapers, feminine care and incontinence care *Sao Paulo - tissue products
  Suzano  -  diapers
CANADA
  Huntsville,  Ontario  -  tissue  products  and  wipers
  New  Glasgow,  Nova  Scotia  -  pulp
  St.  Hyacinthe,  Quebec  -  feminine  care
  Terrace  Bay,  Ontario  -  pulp  (2)
CHINA  (3)
  Beijing  -  feminine  care  and  diapers
  Chengdu  -  feminine  care
  Guangzhou  -  tissue  products
  Handan  -  feminine  care
  Nanjing  -  feminine  care
  Shanghai  -  tissue  products
  Shenyang  -  feminine  care
  Wuhan  -  feminine  care





*  Equity  company  production  facility

PART  I
(Continued)

ITEM  2.    PROPERTIES  (Continued)

COLOMBIA
  Barbosa  -  business,  notebooks  and  correspondence  papers
  Guarne  -  tissue  products
  Pereira - tissue products, feminine care, incontinence care and diapers Tocancipa - diapers
 *Villa  Rica  -  diapers  and  incontinence  care
COSTA  RICA
  Belen  -  tissue  products
  Cartago  -  diapers  and  feminine  care
CZECH  REPUBLIC
  Jaromer  -  diapers  and  incontinence  care
  Litovel  -  feminine  care
DOMINICAN  REPUBLIC
  Santo  Domingo  -  tissue  products
ECUADOR
  Babahoyo  -  tissue  products
  Duran  -  diapers  and  feminine  care
  Mapasingue  -  tissue  products  and  notebooks
EL  SALVADOR
  San  Salvador  -  tissue  products
  Sitio  del  Nino  -  tissue  products  and  feminine  care
FRANCE
  Rouen  -  tissue  products
  Villey-Saint-Etienne  -  tissue  products
GERMANY
  Forchheim  -  feminine  care  and  incontinence  care
  Koblenz  -  tissue  products
  Mainz  -  tissue  products
  Reisholz  -  tissue  products
GUATEMALA
  Poza  Verde  -  tissue  products,  feminine  care  and  notebooks
HONDURAS
  San  Pedro  Sula  -  tissue  products
  Villanueva  -  health  care  products
INDIA
 *Pune  -  feminine  care  and  diapers
INDONESIA
  Jakarta  -  tissue  products
 *Medan  -  specialty  papers
ISRAEL
 *Afula  -  diapers,  feminine  care  and  incontinence  care
 *Hadera  -  tissue  products



*  Equity  company  production  facility

PART  I
(Continued)

ITEM  2.    PROPERTIES  (Continued)

ITALY
  Alanno  -  tissue  products
  Romagnano  -  tissue  products
  Villanovetta  -  tissue  products
JAPAN
  Shinga  -  soap
KOREA
  Anyang  -  feminine  care,  diapers  and  tissue  products
  Kimcheon  -  tissue  products  and  nonwovens
  Taejon  -  feminine  care  and  diapers
MALAYSIA
  Kluang  -  tissue  products,  feminine  care  and  diapers
MEXICO
  Acuna  -  health  care  products
 *Bajio  -  tissue  products,  fine  papers  and  notebooks
 *Cuautitlan  -  feminine  care,  diapers  and  nonwovens
 *Ecatepec  -  tissue  products
  Empalme  -  health  care  products
  Magdalena  -  health  care  products
 *Morelia  -  tissue  products,  pulp  and  fine  papers
 *Naucalpan  -  tissue  products,  diapers  and  feminine  care
  Nogales  -  health  care  products
 *Orizaba  -  tissue  products,  fine  papers  and  pulp
 *Ramos  Arizpe  -  tissue  products  and  diapers
 *San  Rafael  -  tissue  products  and  fine  papers
  Texmelucan  -  tissue  products
  Tijuana  -  printing  inks
 *Tlaxcala  -  diapers
PERU
  Ate  -  tissue  products
  Santa  Clara  -  tissue  products
  Villa  Corrillos  -  diapers,  feminine  care  and  incontinence  care
PHILIPPINES
  San Pedro, Laguna - feminine care, diapers, tissue products and specialty papers
SAUDI  ARABIA
   *Al-Khobar  -  diapers,  feminine  care  and  tissue  products
SLOVAK  REPUBLIC
    Piestany  -  health  care  products
SOUTH  AFRICA
    Cape Town - tissue products, feminine care and incontinence care Springs - tissue products and diapers




*  Equity  company  production  facility

PART  I
(Continued)

ITEM  2.    PROPERTIES  (Continued)

SPAIN
    Aranguren  -  tissue  products
    Arceniega  -  tissue  products,  personal  cleansing products and systems
    Calatayud  -  diapers
    Canary  Islands  -  tissue  products
    Salamanca  -  tissue  products
SWITZERLAND
    Balsthal  -  tissue  products  and  specialty  papers
    Niederbipp  -  tissue  products
    Reichenburg  -  tissue  products
TAIWAN
    Hsin-Ying  -  tissue  products  (4)
    Ta-Yuan  -  tissue  products
THAILAND
    Pathumthani  -  feminine  care,  diapers  and  tissue  products
    Samut  Prakarn  -  tissue  products
TURKEY
   *Istanbul  -  diapers
UNITED  KINGDOM
    Barrow  -  tissue  products
    Barton-upon-Humber  -  diapers
    Flint  -  tissue  products  and  nonwovens
    Larkfield  -  tissue  products  (1)
    Northfleet  -  tissue  products
VENEZUELA
    Guacara  -  diapers  and  feminine  care
    Maracay  -  tissue  products
VIETNAM
    Binh  Duong  -  feminine  care
    Hanoi  -  feminine  care

*  Equity  company  production  facility
_________________________________


(1)   The Corporation has announced its intention to close this facility.

(2)   The Corporation has announced its intention to sell this facility.

(3) The land on which these facilities are located is held under long-term leases.

(4)   The land and a portion of this facility are subject to a mortgage.

PART  I
(Continued)

ITEM  3.    LEGAL  PROCEEDINGS

The following is a brief description of certain legal and administrative proceedings to which the Corporation or its subsidiaries is a party or to which the Corporation's or its subsidiaries' properties is subject:

Litigation
----------

A. On May 13, 1997, the State of Florida, acting through its attorney general, filed a complaint in the Gainesville Division of the United States District Court for the Northern District of Florida (the "Florida District Court") alleging that manufacturers of tissue products for away-from-home use, including the Corporation and Scott, agreed to fix prices by coordinating price increases for such products. Following Florida's complaint, actions by the States of Maryland, New York and West Virginia, as well as approximately 45 class action complaints, have been filed in various federal and state courts around the United States. These actions contain allegations similar to those made by the State of Florida in its complaint. The actions in federal courts have been consolidated for pretrial proceedings in the Florida District Court. Class certification was granted in the federal proceedings in July 1998 and will be contested in the state cases. The foregoing actions seek an unspecified amount of actual and treble damages.

    In February 2000, the State of Florida agreed to dismiss its complaint with prejudice pursuant to a settlement with defendants. With respect to the remaining actions, the Corporation has answered the complaints in these actions and has denied the allegations contained therein as well as any liability. Discovery is proceeding. The Corporation intends to contest these claims vigorously. These actions are not expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

B. On January 14, 1999, Mobile Energy Services Company, L.L.C. ("MESC") and Mobile Energy Services Holdings, Inc. filed an adversary proceeding against Kimberly-Clark Tissue Company in the United States Bankruptcy Court in Mobile, Alabama. Plaintiffs, as debtors-in-possession, own a cogeneration complex that provides energy services to KCTC's Mobile facility. The complaint alleges that: (i) the sale of the cogeneration complex by KCTC to MESC in December 1994 was a fraudulent transfer;
    (ii) KCTC cannot effect a pulp mill closure while it continues to operate the wastewater treatment facility and "produce pulp" at the Mobile facility;
    (iii) Kimberly-Clark's announced pulp mill closure was a repudiation of the site operating agreements; (iv) KCTC breached the master operating agreement by failing to give MESC reasonable assistance in developing new business opportunities for the energy complex after Kimberly-Clark announced the pulp mill closure; and (v) KCTC failed to allow the sale of the Mobile pulp mill. The complaint does not specify the amount of damages demanded.

    On December 31, 1999, a joint motion of the debtors and the MESC bondholders' steering committee (the "Motion") was filed with the U.S. Bankruptcy Court seeking approval of a settlement and compromise of claims against KCTC arising from the closure of the Mobile pulp mill and
    termination of the pulp mill's energy  services  agreement.    The  Motion,
    which was granted by the U.S. Bankruptcy Court by order dated January 24, 2000, outlines the terms of settlement for various litigation matters between KCTC and MESC. Under the proposed settlement, KCTC agreed to pay MESC at closing approximately $30 million, in addition to amounts previously paid pursuant to contractual obligations, subject to certain adjustments. Closing of the settlement is subject to, among other
PART  I
(Continued)

ITEM  3.    LEGAL  PROCEEDINGS  (CONTINUED)

   conditions, MESC filing a plan of reorganization from bankruptcy and the ultimate approval of that plan by the U.S. Bankruptcy Court. In addition, the proposed settlement provides MESC with an option to purchase the Mobile pulp mill at a nominal price; a settlement of all pending litigation and arbitration between the KCTC and MESC; mutual releases by KCTC, MESC and its affiliate (the Southern Company and affiliates), and the representatives of the MESC bondholders; and an agreement by MESC to terminate the existing tissue mill energy services agreement and to provide the Mobile tissue mill energy at market rates. This action is not expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

C. The Corporation is subject to routine litigation from time to time, which, individually or in the aggregate, is not expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

Environmental  Matters
----------------------

The Corporation is subject to federal, state and local environmental protection laws and regulations with respect to its business operations and is operating in compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. Compliance with these laws and regulations is not expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statute, at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on the Corporation's business, financial condition or results of operations.

Notwithstanding its opinion, management believes it appropriate to discuss the following matters concerning three of these sites where the Corporation's estimated share of total site remediation costs, if any, cannot be established on the basis of currently available information:

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

PART  I
(Continued)


C. In June 1999, the Corporation was notified that S.D. Warren, a former division of Scott, had been named as a potentially responsible party at the Sunrise Landfill in Wayland, Allegan County, Michigan. Scott agreed to be responsible for S.D. Warren's liability at the site pursuant to an indemnification agreement between Scott and S.D. Warren. The Corporation currently lacks adequate information to make a determination as to the extent of its liability at the site.

PART  I
(Continued)

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.


EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The names and ages of the executive officers of the Corporation as of March 1, 2000, together with certain biographical information, are as follows:

ROBERT E. ABERNATHY, 45, was elected Group President effective January 1, 1997. He is responsible for the global health care business, nonwovens manufacturing and research, the technical paper business and corporate research and development. Mr. Abernathy joined the Corporation in 1982. His past responsibilities in the Corporation have included operations and major project management in North America. He was appointed Vice President-North American Diaper Operations in 1992 and Managing Director of Kimberly-Clark Australia Pty. Limited in 1994.

JOHN W. DONEHOWER, 53, was elected Senior Vice President and Chief Financial Officer in 1993. Mr. Donehower joined the Corporation in 1974. He was appointed Director of Finance - Europe in 1978, Vice President, Marketing and Sales - Nonwovens in 1981, Vice President, Specialty Papers in 1982, Managing Director, Kimberly-Clark Australia Pty. Limited in 1982, and Vice President, Professional Health Care, Medical and Nonwoven Fabrics in 1985. He was appointed President, Specialty Products - U.S. in 1987, and President - World Support Group in 1990. Mr. Donehower is a director of Eastman Chemical Co. and Factory Mutual Insurance Company.

O. GEORGE EVERBACH, 61, was elected Senior Vice President - Law and Government Affairs in 1988. Mr. Everbach joined the Corporation in 1984. His responsibilities have included direction of legal, human resources and administrative functions. He was elected Vice President and General Counsel in 1984; Vice President, Secretary and General Counsel in 1985; and Senior Vice President and General Counsel in 1986.

THOMAS J. FALK, 41, has served as President and Chief Operating Officer of the Corporation since his election on November 16, 1999. He previously had been elected Group President - Tissue, Pulp and Paper in 1998 where he was responsible for the Corporation's global tissue businesses. He also was responsible for the Wet Wipes and Neenah Paper sectors, Pulp Operations and Consumer Business Services, Environment and Energy and Human Resources organizations. Mr. Falk joined the Corporation in 1983. His prior responsibilities have included internal audit, finance and strategic analysis, and operations management. In 1993, he was elected Group President - Infant and Child Care and has held various senior management positions in the Corporation's Consumer and Away From Home businesses in North America and Europe since that time. Mr. Falk is a member of the University of Wisconsin - Madison School of Business Dean's Advisory Board and serves on the Board of Directors of Newell Rubbermaid Inc. He has been a director of the Corporation since November 1999.

PART  I
(Continued)

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT  (Continued)

WAYNE R. SANDERS, 52, has served as Chief Executive Officer of the Corporation since 1991 and Chairman of the Board of the Corporation since 1992. He previously had been elected President and Chief Operating Officer in 1990. Employed by the Corporation in 1975, Mr. Sanders was appointed Vice President of Kimberly-Clark Canada Inc., a wholly owned subsidiary of the Corporation, in 1981 and was appointed Director and President in 1984. Mr. Sanders was elected Senior Vice President of Kimberly-Clark Corporation in 1985 and was appointed President - Infant Care Sector in 1987, President - Personal Care Sector in 1988 and President - World Consumer, Nonwovens and Service and Industrial Operations in 1990. Mr. Sanders is a director of Adolph Coors Company, Coors Brewing Company, Texas Instruments Incorporated and Chase Bank of Texas, National Association. He also is a member of the Marquette University Board of Trustees and is a national trustee of the Boys and Girls Clubs of America. He has been a director of the Corporation since 1989.

KATHI P. SEIFERT, 50, was elected Executive Vice President in November 1999. She is responsible for the Infant Care, Child Care, Feminine Care, and Adult Care business sectors, the Safety and Quality Assurance team and the U.S. and Canadian Sales organizations, and leads a team responsible for the
Corporation's  global  personal  care  businesses.    Ms.  Seifert  joined
Kimberly-Clark in 1978. Her responsibilities in the Corporation have included various marketing positions within the Away From Home, Consumer Tissue and Feminine Care business sectors. She was appointed President - Feminine Care Sector in 1991, was elected Group President - Feminine and Adult Care in 1994, elected Group President - North American Consumer Products in January 1995, elected Group President - North American Personal Care Products in July 1995 and elected Group President - Global Personal Care Products in April 1998. Ms. Seifert is a member of the Board of Directors of Eli Lilly and Company and Aid Association for Lutherans.

PART  II

ITEM  5.    MARKET  FOR  THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The dividend and market price data included in Note 14 to the Consolidated Financial Statements, and the information set forth under the captions "Dividends and Dividend Reinvestment Plan" and "Stock Exchanges" contained in the 1999 Annual Report to Stockholders are incorporated in this Item 5 by reference.

As of March 17, 2000, the Corporation had 52,331 holders of record of its common stock.

PART  II

ITEM  6.    SELECTED  FINANCIAL  DATA

                                           Year Ended December 31
(Millions  of  dollars,   -----------------------------------------------------
except per share amounts)   1995        1996       1997       1998       1999
-------------------------------------------------------------------------------

Net Sales . . . . . . . . $13,373.0  $13,149.1  $12,546.6  $12,297.8  $13,006.8
Gross Profit. . . . . . .   4,544.9    4,688.5    4,607.6    4,597.6    5,325.2
Operating Profit. . . . .     942.3    1,666.0    1,486.1    1,697.7    2,435.4
Share of Net Income of
  Equity Companies . . .      113.3      152.4      157.3      137.1      189.6
Income from Continuing
  Operations Before
  Extraordinary Items and
  Cumulative Effect of
  Accounting Change. . .      507.2    1,035.4      985.4    1,114.3    1,668.1
  Per Share Basis:
     Basic . . . . . . .        .91       1.84       1.77       2.02       3.11
     Diluted . . . . . .        .90       1.83       1.76       2.01       3.09
Net Income. . . . . . . .     507.2    1,035.4    1,002.9    1,103.1    1,668.1
  Per Share Basis:
     Basic . . . . . . .        .91       1.84       1.80       2.00       3.11
     Diluted . . . . . .        .90       1.83       1.79       1.99       3.09
Cash Dividends Per Share
   Declared . . . . . . .       .90        .92        .96       1.00       1.04
   Paid . . . . . . . . .       .90        .92        .95        .99       1.03
Total Assets. . . . . . . $11,561.0  $11,820.4  $11,417.1  $11,687.8  $12,815.5
Long-Term Debt. . . . . .   1,984.7    1,738.6    1,803.9    2,068.2    1,926.6
Stockholders' Equity. . .   4,141.3    4,595.0    4,340.3    4,031.5    5,093.1



                       NOTES TO SELECTED FINANCIAL DATA

(1) Included in the selected financial data for 1995 are the following items:
                                                                                  Diluted
                                                          Operating       Net    Net Income
(Millions  of  dollars,  except  per  share  amounts)       Profit      Income   per Share
-----------------------------------------------------     ----------    ------   ----------

Charges for business improvement and other programs. . .  $814.3        $596.9
Unusual charges, net . . . . . . . . . . . . . . . . . .    21.7          14.8
Net gains on asset disposals . . . . . . . . . . . . . .  (126.6)        (78.9)
Change in value of Mexican peso. . . . . . . . . . . . .       -          38.5
                                                          ------        ------

Total. . . . . . . . . . . . . . . . . . . . . . . . . .  $709.4        $571.3    $1.01
                                                          ======        ======    =====

PART  II
ITEM  6.    SELECTED  FINANCIAL  DATA  (Continued)

NOTES  TO  SELECTED  FINANCIAL  DATA

(2) Included in the selected financial data for 1996 are the following items:


                                                                                            Diluted
                                                          Gross      Operating     Net     Net Income
(Millions  of  dollars,  except  per share amounts)       Profit       Profit     Income    per Share
---------------------------------------------------     --------     ----------   ------   ----------
Charges for business improvement and other
  programs . . . . . . . . . . . . . . . . . . . . .     $154.2       $429.9      $328.6
Gains on asset disposals . . . . . . . . . . . . . .          -        (93.6)      (72.6)
Change in value of Mexican peso. . . . . . . . . . .          -            -         2.3
Restructuring of Mexican operations. . . . . . . . .          -            -         5.5
                                                         ------       ------      ------

Total. . . . . . . . . . . . . . . . . . . . . . . .     $154.2       $336.3      $263.8     $.46
                                                         ======       ======      ======     ====


(3) Included in the selected financial data for 1997 are the following items:


                                                                                            Diluted
                                                          Gross      Operating     Net     Net Income
(Millions  of  dollars,  except  per share amounts)       Profit       Profit     Income    per Share
---------------------------------------------------     --------     ----------   ------   ----------
Charges for business improvement and other
  programs . . . . . . . . . . . . . . . . . . . . .     $128.8       $478.3      $366.3
Gain on asset disposal . . . . . . . . . . . . . . .          -        (26.5)      (16.8)
Gain on sale of K-C de Mexico's Regio business . . .          -            -       (16.3)
Extraordinary gains, net of income taxes . . . . . .          -            -       (17.5)
                                                         ------       ------      ------

Total. . . . . . . . . . . . . . . . . . . . . . . .     $128.8       $451.8      $315.7     $.57
                                                         ======       ======      ======     ====


(4) Included in the selected financial data for 1998 are the following items:


                                                                                            Diluted
                                                          Gross      Operating     Net     Net Income
(Millions  of  dollars,  except  per share amounts)       Profit       Profit     Income    per Share
---------------------------------------------------     --------     ----------   ------   ----------
Charges for business improvement and other
  programs . . . . . . . . . . . . . . . . . . . . .     $191.6       $377.8      $276.8
Mobile pulp mill fees and related severances . . . .       42.3         42.3        25.9
Gain on asset disposal . . . . . . . . . . . . . . .          -       (140.0)      (78.3)
Change in value of Mexican peso. . . . . . . . . . .          -            -         9.2
Cumulative effect of accounting change, net of
income taxes . . . . . . . . . . . . . . . . . . . .          -            -        11.2
                                                         ------       ------      ------

Total. . . . . . . . . . . . . . . . . . . . . . . .     $233.9       $280.1      $244.8     $.45
                                                         ======       ======      ======     ====

PART  II
ITEM  6.    SELECTED  FINANCIAL  DATA  (Continued)

NOTES  TO  SELECTED  FINANCIAL  DATA

(5)  Included in the selected financial data for 1999 are the following items:


                                                                                            Diluted
                                                          Gross      Operating     Net     Net Income
(Millions  of  dollars,  except  per share amounts)       Profit       Profit     Income    per Share
---------------------------------------------------     --------     ----------   ------   ----------
Charges for business improvement and other
  programs. . . . . . . . . . . . . . . . . . . . .      $69.0        $47.8       $35.6
Business integration and other costs. . . . . . . .       11.2         22.6        14.5
Mobile pulp mill fees and related severances. . . .        9.0          9.0         5.6
Gains on asset disposals. . . . . . . . . . . . . .          -       (176.7)     (112.3)
                                                         -----       ------      ------

Total . . . . . . . . . . . . . . . . . . . . . . .      $89.2       $(97.3)     $(56.6)     $(.11)
                                                         =====       ======      ======      =====



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" contained in the 1999 Annual Report to Stockholders is incorporated in this Item 7 by reference.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The information set forth under the caption "Management's Discussion and Analysis - Market Risk Sensitivity and Inflation Risks" contained in the 1999 Annual Report to Stockholders is incorporated in this Item 7A by reference.


ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The consolidated financial statements of the Corporation and its consolidated subsidiaries and the independent auditors' report thereon contained in the 1999 Annual Report to Stockholders are incorporated in this Item 8 by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The section of the 2000 Proxy Statement captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the board of directors of the Corporation and nominees, and is incorpor-ated in this Item 10 by reference.

See  also  "EXECUTIVE  OFFICERS OF THE REGISTRANT" appearing in Part I hereof.


ITEM  11.  EXECUTIVE  COMPENSATION

The  information  in  the  section  of  the  2000  Proxy  Statement  captioned
"Executive Compensation" under "Proposal 1. Election of Directors" is incorporated in this Item 11 by reference.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the section of the 2000 Proxy Statement captioned "Security Ownership of Management" under "Proposal 1. Election of Directors" is incorporated in this Item 12 by reference.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information in the section of the 2000 Proxy Statement captioned "Certain Transactions and Business Relationships" under "Proposal 1. Election of Directors" is incorporated in this Item 13 by reference.

PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS  FILED  AS  PART  OF  THIS  REPORT.

1.   Financial  statements:

The Consolidated Balance Sheet as of December 31, 1999 and 1998, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flow for the years ended December 31, 1999, 1998 and 1997, and the related Notes thereto, and the Indepen-dent Auditors' Report of Deloitte & Touche LLP thereon are incorporated in Part II, Item 8 of this Form 10-K by reference to the financial statements contained in the 1999 Annual Report to Stockholders. In addition, related reports of Deloitte & Touche LLP are included herein.

2.   Financial  statement  schedule:

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in the 1999 Annual Report to Stockholders.

Independent  Auditors'  Report

Schedule  for  Kimberly-Clark  Corporation  and  Subsidiaries:
     Schedule II  Valuation  and  Qualifying  Accounts

All other schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

3.   Exhibits:

Exhibit  No. (3)a. Restated Certificate of Incorporation, dated June 12, 1997.

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

Exhibit No. (10)b. Executive Severance Plan, as amended and restated as of December 10, 1998, incorporated by reference to Exhibit No. (10)b to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended effective November 15, 1999.

Exhibit  No.  (10)f.  Deferred Compensation Plan, as amended effective June 9,
1999.

Exhibit No. (10)g. Outside Directors' Stock Compensation Plan, incorporated by reference to Exhibit No. 4.5 to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 33-02607).

Exhibit No. (10)h. Supplemental Benefit Plan to Salaried Employees' Retirement Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit No. (10)i of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)i. Second Supplemental Benefit Plan to Salaried Employees' Retirement Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit No. (10)j of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)j. Retirement Contribution Excess Benefit Program, as amended and restated as of August 19, 1998, incorporated by reference to Exhibit (10)k of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit No. (10)k. 1999 Restricted Stock Plan, effective as of January 1, 1999, incorporated by reference to Exhibit No. 4.5 to the Corporation's
Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 3, 1999 (File No. 333-71661).

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1999.

Exhibit No. (13). Portions of the Corporation's 1999 Annual Report to Stockholders incorporated by reference in this Form 10-K.

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

(B)    REPORTS  ON  FORM  8-K

The Corporation filed on December 3, 1999 a Current Report on Form 8-K, dated November 30, 1999, in connection with an improved product, the Corporation's outlook and other matters.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         KIMBERLY-CLARK CORPORATION

March  24, 2000

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



 /s/ Wayne R. Sanders
---------------------------------     Chairman of the Board      March 24, 2000
       Wayne R. Sanders               and Chief Executive Officer
                                      and Director
                                      (principal executive officer)

/s/ John W. Donehower
---------------------------------     Senior Vice President and  March 24, 2000
       John W. Donehower              Chief Financial Officer
                                      (principal financial officer)

/s/ Randy J. Vest
---------------------------------     Vice President and         March 24, 2000
        Randy J. Vest                 Controller
                                      (principal accounting officer)




                                     Directors

             John F. Bergstrom                    Claudio X. Gonzalez
             Pastora San Juan Cafferty            Louis E. Levy
             Paul J. Collins                      Frank A. McPherson
             Robert W. Decherd                    Linda Johnson Rice
             Thomas J. Falk                       Wolfgang R. Schmitt
             William O. Fifield                   Randall L. Tobias


                  By: /s/ O. George Everbach
                      ---------------------------------------    March 24, 2000
                      O.  George  Everbach,  Attorney-in-Fact

INDEPENDENT  AUDITORS'  REPORT


KIMBERLY-CLARK  CORPORATION:

We have audited the consolidated financial statements of Kimberly-Clark Corporation as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 24, 2000; such consolidated financial statements and report are included in your Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Kimberly-Clark Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, the consolidated financial statement schedule listed in Item 14, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE  LLP
---------------------------

DELOITTE  &  TOUCHE  LLP

Dallas, Texas
January 24, 2000



SCHEDULE  II                                    Kimberly-Clark Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Millions  of  dollars)

                                                      ADDITIONS                  DEDUCTIONS
                                                  -------------------------   ---------------
                                    BALANCE  AT    CHARGED  TO  CHARGED  TO      WRITE-OFFS     BALANCE
                                    BEGINNING      COSTS  AND     OTHER       AND  DISCOUNTS   AT END OF
DESCRIPTION                         OF PERIOD      EXPENSES     ACCOUNTS(A)       ALLOWED       PERIOD
-------------------                 -----------    -----------  -----------   --------------   ---------


DECEMBER 31, 1999
Allowances deducted from
 assets to which they apply

  Allowances for doubtful
   accounts . . . . . . . . . . . .  $51.5         $ 23.8         $(3.1)         $ 21.3 (b)      $50.9

  Allowances for sales
   discounts. . . . . . . . . . . .   15.8          176.4           (.6)          170.9 (c)       20.7



DECEMBER 31, 1998
Allowances deducted from
 assets to which they apply

  Allowances for doubtful
   accounts . . . . . . . . . . . .  $37.8         $ 21.5          $3.1          $ 10.9 (b)      $51.5

  Allowances for sales
   discounts. . . . . . . . . . . .   22.1          182.5            .2           189.0 (c)       15.8



DECEMBER 31, 1997
Allowances deducted from
 assets to which they apply

  Allowances for doubtful
   accounts . . . . . . . . . . . .  $33.0         $ 12.3        $  2.2          $  9.7 (b)      $37.8

  Allowances for sales
   discounts. . . . . . . . . . . .   13.3          174.5           7.8           173.5 (c)       22.1


(a) Includes bad debt recoveries and the effects of changes in foreign currency exchange rates. 1997 includes the balances of Tecnol Medical Products, Inc. acquired in December 1997.

(b)  Primarily uncollectible receivables written off.

(c)  Sales discounts allowed.


SCHEDULE  II                                    Kimberly-Clark  Corporation  and  Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Millions  of  dollars)

                                                      ADDITIONS                  DEDUCTIONS
                                                   ------------------------    -----------------
                                    BALANCE  AT    CHARGED  TO  CHARGED  TO      WRITE-OFFS        BALANCE
                                    BEGINNING      COSTS  AND     OTHER             AND            AT END OF
DESCRIPTION                         OF PERIOD      EXPENSES     ACCOUNTS       RECLASSIFICATIONS   PERIOD
-------------------                 -----------    -----------  -----------    -----------------   ---------



1998 AND 1997 PLANS

DECEMBER 31, 1999
Contra assets deducted from
assets to which they apply

Inventory . . . . . . . . . . . .    $10.9            $(.3)      $  -                $10.6        $   -

Other Assets. . . . . . . . . . .       .5             (.5)         -                    -            -


DECEMBER 31, 1998
Contra assets deducted from
assets to which they apply

Inventory . . . . . . . . . . . .    $23.8            $4.1       $  -                $17.0        $10.9

Other Assets. . . . . . . . . . .     12.1              .2          -                 11.8           .5


DECEMBER 31, 1997
Contra assets deducted from
assets to which they apply

Inventory . . . . . . . . . . . .    $   -           $28.8       $  -                 $5.0        $23.8

Other Assets. . . . . . . . . . .        -            15.1          -                  3.0         12.1




SCHEDULE  II                                    Kimberly-Clark  Corporation  and  Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(Millions  of  dollars)

                                                      ADDITIONS                  DEDUCTIONS
                                                   ------------------------    -----------------
                                    BALANCE  AT    CHARGED  TO  CHARGED  TO      WRITE-OFFS        BALANCE
                                    BEGINNING      COSTS  AND     OTHER             AND            AT END OF
DESCRIPTION                         OF PERIOD      EXPENSES     ACCOUNTS       RECLASSIFICATIONS   PERIOD
-------------------                 -----------    -----------  -----------    -----------------   ---------



1995 PLAN

DECEMBER 31, 1998
Contra assets deducted from
assets to which they apply

Inventory. . . . . . . . . . . . .   $.6              $-           $-                $.6             $-


DECEMBER 31, 1997
Contra assets deducted from
assets to which they apply

Accounts receivable. . . . . . . .   $.6              $-           $-                $.6             $-

Inventory. . . . . . . . . . . . .  14.1            (3.1)           -               10.4             .6

Other assets . . . . . . . . . . .    .5             (.5)           -                  -              -



SCHEDULE  II                                    Kimberly-Clark Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Millions  of  dollars)

                                                      ADDITIONS
                                                   ------------------------
                                    BALANCE  AT    CHARGED  TO  CHARGED  TO                   BALANCE
                                    BEGINNING      COSTS  AND     OTHER                       AT END OF
DESCRIPTION                         OF PERIOD      EXPENSES     ACCOUNTS       DEDUCTIONS(A)  PERIOD
-------------------                 -----------    -----------  -----------    -------------  ---------


DECEMBER 31, 1999

Deferred Taxes
  Valuation Allowance. . . . . . .   $271.9           $25.7        $-               $ 41.5    $256.1


DECEMBER 31, 1998

Deferred Taxes
  Valuation Allowance. . . . . . .   $203.0           $63.4        $-               $(5.5)    $271.9


DECEMBER 31, 1997

Deferred Taxes
  Valuation Allowance. . . . . . .   $174.3           $72.4        $-               $43.7     $203.0




(a) Includes the net currency effects of translating valuation allowances at current rates under SFAS No. 52 of $(39.4) million in 1999, $15.6 million in 1998 and $(26.0) million in 1997. Included in this column are also expired income tax loss carryforwards of $15.8 million in 1998 and $16.9 million in 1997. These items offset deferred tax assets resulting in no effect on the consolidated balance sheet.

INDEX  TO  DOCUMENTS  FILED  AS  PART  OF  THIS  REPORT.
________________________________________________________________

                    DESCRIPTION
                    -----------

Consolidated  financial  statements,  incorporated  by  reference

Independent  Auditors'  Reports,  incorporated  by  reference

Independent  Auditors'  Reports

Schedule  for  Kimberly-Clark  Corporation  and  Subsidiaries:
     Schedule    II    Valuation  and  Qualifying  Accounts

Exhibit  No. (3)a. Restated Certificate of Incorporation, dated June 12, 1997.

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

Exhibit No. (10)b. Executive Severance Plan, as amended and restated as of December 10, 1998, incorporated by reference to Exhibit No. (10)b to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended effective November 15, 1999.

Exhibit  No.  (10)f.  Deferred Compensation Plan, as amended effective June 9,
1999.

Exhibit No. (10)g. Outside Directors' Stock Compensation Plan, incorporated by reference to Exhibit No. 4.5 to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 33-02607).

INDEX  TO  DOCUMENTS  FILED  AS  PART  OF  THIS  REPORT.
(continued)
_________________________________________________________________

                    DESCRIPTION
                    -----------

Exhibit No. (10)h. Supplemental Benefit Plan to Salaried Employees' Retirement Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit No. (10)i of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)i. Second Supplemental Benefit Plan to Salaried Employees' Retirement Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit No. (10)j of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)j. Retirement Contribution Excess Benefit Program, as amended and restated as of August 19, 1998, incorporated by reference to Exhibit (10)k of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit No. (10)k. 1999 Restricted Stock Plan, effective as of January 1, 1999, incorporated by reference to Exhibit No. 4.5 to the Corporation's
Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 3, 1999 (File No. 333-71661).

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 1999.

Exhibit No. (13). Portions of the Corporation's 1999 Annual Report to Stockholders incorporated by reference in this Form 10-K.

Exhibit  No.  (21).  Subsidiaries  of  the  Corporation.

Exhibit  No.  (23).  Independent  Auditors'  Consent of Deloitte & Touche LLP.

Exhibit  No.  (24).  Powers  of  Attorney.

Exhibit No. (27). The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-K.