Form 10-Q
period 2000-03-31
KIMBERLY CLARK CORP
filed 2000-05-10
CIK 55785

FORM  10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark  One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from.......to.......

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

Yes   X      No
     ----.      ----.

AS OF MAY 5, 2000, THERE WERE 542,548,245 SHARES OF THE CORPORATION'S COMMON STOCK OUTSTANDING.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                               Three  Months
                                                              Ended  March  31
                                                            -------------------
(Millions  of  dollars  except  per  share  amounts)         2000       1999
----------------------------------------------------         ----       ----

NET SALES................................................  $3,387.2   $3,125.2
   Cost of products sold.................................   1,980.9    1,851.9
                                                           --------   --------

GROSS PROFIT.............................................   1,406.3    1,273.3
   Advertising, promotion and selling expenses...........     552.2      507.2
   Research expense......................................      61.2       54.8
   General expense.......................................     183.1      150.1
   Goodwill amortization.................................      18.3        6.8
   Restructuring.........................................        -         2.9
   Other (income) expense, net...........................     (87.2)       6.9
                                                           --------   --------

OPERATING PROFIT.........................................     678.7      544.6
   Interest income.......................................       7.8        6.0
   Interest expense......................................     (49.4)     (53.5)
                                                           --------   --------

INCOME BEFORE INCOME TAXES...............................     637.1      497.1
   Provision for income taxes............................     202.2      161.2
                                                           --------   --------

INCOME BEFORE EQUITY INTERESTS...........................     434.9      335.9
   Share of net income of equity companies...............      47.6       43.6
   Minority owners' share of subsidiaries' net income....     (12.3)      (4.9)
                                                           --------   --------

NET INCOME...............................................    $470.2     $374.6
                                                           ========   ========

PER SHARE BASIS:

   NET INCOME
      Basic..............................................       $.86       $.70
                                                           =========  =========

      Diluted............................................       $.86       $.69
                                                           =========  =========

   CASH DIVIDENDS DECLARED...............................       $.27       $.26
                                                           =========  =========



Unaudited

See Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                         MARCH 31, December 31,
(Millions  of  dollars)                                    2000       1999
-----------------------                                    ----    ------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents...........................     $212.9       $322.8
   Accounts receivable.................................    1,648.1      1,600.6
   Inventories.........................................    1,336.7      1,239.9
   Other current assets................................      388.7        398.5
                                                         ---------    ---------

     TOTAL CURRENT ASSETS..............................    3,586.4      3,561.8

PROPERTY...............................................   11,473.4     11,080.8
   Less accumulated depreciation.......................    5,011.9      4,858.8
                                                         ---------    ---------

     NET PROPERTY......................................    6,461.5      6,222.0

INVESTMENTS IN EQUITY COMPANIES........................      821.3        863.1

GOODWILL, NET OF ACCUMULATED AMORTIZATION..............    1,963.7      1,246.1

OTHER ASSETS...........................................      955.1        922.5
                                                         ---------    ---------

                                                         $13,788.0    $12,815.5
                                                         =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Debt payable within one year........................     $989.1       $782.4
   Accounts payable....................................    1,078.3      1,025.7
   Accrued expenses....................................    1,237.8      1,312.1
   Other current liabilities...........................      761.1        725.6
                                                         ---------    ---------

     TOTAL CURRENT LIABILITIES.........................    4,066.3      3,845.8

LONG-TERM DEBT.........................................    1,950.0      1,926.6

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS......      862.1        868.5

DEFERRED INCOME TAXES..................................      864.1        836.9

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES.............      302.3        244.6

STOCKHOLDERS' EQUITY...................................    5,743.2      5,093.1
                                                         ---------    ---------

                                                         $13,788.0    $12,815.5
                                                         =========    =========


Unaudited

See Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                                Three Months
                                                               Ended March 31
                                                            -------------------
(Millions  of  dollars)                                       2000       1999
-----------------------                                       ----       ----

OPERATIONS
   Net income..............................................   $470.2    $374.6
   Depreciation............................................    153.1     148.0
   Goodwill amortization...................................     18.3       6.8
   Changes in operating working capital....................    (62.6)   (104.3)
   Pension funding in excess of expense....................    (18.8)     (7.5)
   Other...................................................     22.0      14.7
                                                             -------    ------

     CASH PROVIDED BY OPERATIONS...........................    582.2     432.3
                                                             -------    ------

INVESTING
   Capital spending........................................   (235.5)   (168.6)
   Acquisitions of businesses, net of cash acquired........      7.3        -
   Disposals of property and businesses....................      1.0      18.5
   Proceeds from investments...............................     32.3        -
   Other...................................................    (26.5)    (57.7)
                                                             -------    ------

     CASH USED FOR INVESTING...............................   (221.4)   (207.8)
                                                             -------    ------

FINANCING
   Cash dividends paid.....................................   (141.0)   (135.5)
   Changes in debt payable within one year.................    176.5     194.7
   Increases in long-term debt.............................     23.5      21.2
   Decreases in long-term debt.............................   (145.3)    (18.2)
   Proceeds from exercise of stock options.................     10.1       6.0
   Acquisitions of common stock for the treasury...........   (387.4)   (339.9)
   Other...................................................     (7.1)      8.3
                                                             -------    ------

     CASH USED FOR FINANCING...............................   (470.7)   (263.4)
                                                             -------    ------

DECREASE IN CASH AND CASH EQUIVALENTS......................  $(109.9)   $(38.9)
                                                             =======    ======






Unaudited

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") have been prepared on the same basis as those in the Annual Report on Form 10-K for the year ended December 31, 1999 and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated results of operations and condensed consolidated cash flow statement for the periods indicated.

2. The Corporation has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. Certain of these programs affect the financial statements for the first quarter ended March 31, 2000 and 1999 as follows:

   - In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada and write down certain excess feminine care production equipment in North America. Certain assets, primarily a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, became subject to accelerated depreciation, some of which was recorded in the first quarter of 2000 and 1999.

   - In the fourth quarter of 1997, the Corporation announced a plan to restructure its worldwide operations. Certain assets that were to be disposed of, but remained or will remain in use until disposed of in 1999 and 2000, became subject to accelerated depreciation, some of which was recorded in the first quarter of 2000 and 1999.

      The accelerated depreciation adjustments and other less significant adjustments related to the described plans were charged to earnings in the following income statement categories for the periods indicated:


                                                              First  Quarter
                                                             Ended  March  31
                                                            -------------------
(Millions  of  dollars)                                       2000       1999
-----------------------                                       ----       ----

Cost of products sold......................................  $8.1       $18.5
General expense............................................   1.4         1.4
Restructuring..............................................    -          2.9
                                                             -----      -----

   Total charges...........................................  $9.5       $22.8
                                                             ====       =====


3. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share ("EPS"). A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations is as follows:


                                                       Average  Common  Shares
                                                        Outstanding  for  the
                                                     Three Months Ended March 31
                                                   -----------------------------
(Millions)                                                   2000       1999
----------                                         -----------------------------


Basic......................................................  545.3      535.9

   Dilutive effect of stock options........................    3.7        2.4

   Dilutive effect of deferred compensation plan shares....     .1         .1

   Dilutive effect of shares issued for
   participation share awards..............................     .8         .7
                                                             -----      -----

Diluted....................................................  549.9      539.1
                                                             =====      =====


     Options outstanding at March 31, 2000 to purchase .7 million shares of common stock were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

     There were 8.7 million options to purchase common stock outstanding at March 31, 1999 which were excluded from the diluted EPS computation because the exercise prices of the options were greater than the average market price of the common shares.

     The number of common shares outstanding at March 31, 2000 and 1999 was
     544.1 million and 531.8 million, respectively.

4. The following schedule details inventories by major class as of March 31, 2000 and December 31, 1999:


                                                     MARCH  31,   December  31,
(Millions  of  dollars)                                 2000          1999
-----------------------                              ---------    -------------
At lower of cost on the First-In,
   First-Out (FIFO) method or market:
     Raw materials................................    $346.7         $342.3
     Work in process..............................     166.1          171.2
     Finished goods...............................     810.2          713.4
     Supplies and other...........................     213.4          215.4
                                                     -------       --------
                                                     1,536.4        1,442.3

   Excess of FIFO cost over Last-In,
   First-Out (LIFO) cost..........................    (199.7)        (202.4)
                                                    --------       --------

     Total........................................  $1,336.7       $1,239.9
                                                    ========       ========


5. The following schedule provides the detail of comprehensive income:


                                                    Three Months Ended March 31
                                                    ---------------------------
(Millions  of  dollars)                                       2000       1999
-----------------------                                       ----       ----

Net income.................................................  $470.2     $374.6

Unrealized currency translation adjustments................   (42.3)    (111.1)
                                                             ------     ------

Comprehensive income.......................................  $427.9     $263.5
                                                             ======     ======

6. The following schedule presents information concerning consolidated operations by business segment:


                                                    Three Months Ended March 31
                                                    ---------------------------
(Millions  of  dollars)                                     2000        1999
-----------------------                                     ----        ----

NET SALES

Tissue................................................    $1,793.9    $1,714.3
Personal Care.........................................     1,298.3     1,201.2
Health Care and Other.................................       306.3       217.6

Intersegment sales....................................       (11.3)       (7.9)
                                                         ---------   ---------

Consolidated..........................................    $3,387.2    $3,125.2
                                                         =========   =========

OPERATING PROFIT (reconciled to income before income taxes):

Tissue................................................      $305.3      $287.4
Personal Care.........................................       269.5       234.5
Health Care and Other.................................        44.7        41.6
Other income (expense), net...........................        87.2        (6.9)

Unallocated items - net...............................       (28.0)      (12.0)
                                                         ---------   ---------

Total Operating Profit................................       678.7       544.6

   Interest income....................................         7.8         6.0
   Interest expense...................................       (49.4)      (53.5)
                                                         ---------   ---------

Income Before Income Taxes............................      $637.1      $497.1
                                                         =========   =========

                                                       MARCH 31,   December 31,
                                                         2000          1999
                                                       ---------   ------------
ASSETS:

Tissue..............................................   $6,153.9      $6,096.6
Personal Care.......................................    3,401.9       3,234.8
Health Care and Other(a)............................    2,637.6       1,679.0
Unallocated and intersegment assets.................    1,594.6       1,805.1
                                                      ---------     ---------

Consolidated........................................  $13,788.0     $12,815.5
                                                      =========     =========


(a) Health Care and Other for March 31, 2000 includes the assets of Safeskin Corporation ("Safeskin"). The acquisition of Safeskin was completed on February 8, 2000 and was accounted for as a purchase.

Description of Business Segments:

The Tissue segment manufactures and markets facial and bathroom tissue, paper towels, wipers and napkins for household and away-from-home use; wet wipes; printing, premium business and correspondence papers; and related products.

The Personal Care segment manufactures and markets disposable diapers, training and youth pants and swimpants; feminine and incontinence care products; and related products.

The Health Care and Other segment manufactures and markets health care products such as surgical gowns, drapes, infection control products, sterilization wraps, disposable face masks and exam gloves, respiratory products and other disposable medical products; specialty and technical papers; and other products.

Unuaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business  Improvement  and  Other  Programs

The Corporation has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. Certain of these programs affect the financial statements for the first quarter ended March 31, 2000 and 1999 as follows:

- In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada and write down certain excess feminine care production equipment in North America. Certain assets, primarily a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, became subject to accelerated depreciation, some of which was recorded in the first quarter of 2000 and 1999.

- In the fourth quarter of 1997, the Corporation announced a plan to restructure its worldwide operations. Certain assets that were to be disposed of, but remained or will remain in use until disposed of in 1999 and 2000, became subject to accelerated depreciation, some of which was recorded in the first quarter of 2000 and 1999.

The accelerated depreciation adjustments and other less significant adjustments related to these plans were charged to earnings in the following income statement categories for the periods indicated:


                                                               First Quarter
                                                               Ended March 31
                                                              ----------------
(Millions  of  dollars)                                        2000       1999
-----------------------                                        ----       ----

Cost of products sold......................................   $8.1        $18.5
General expense............................................    1.4          1.4
Restructuring..............................................     -           2.9
                                                              ----        -----

   Total charges...........................................   $9.5        $22.8
                                                              ====        =====



Unusual  Items

For purposes of this Management's Discussion and Analysis, and in order to facilitate a meaningful discussion of the ongoing operations of the Corporation, the items summarized in the following table are considered to be unusual items ("Unusual Items").


                                                               First Quarter
                                                               Ended March 31
                                                              ----------------
(Millions  of  dollars)                                       2000        1999
-----------------------                                       ----        ----

Charges (credits) to operating profit:
   Business Improvement and Other Programs................    $9.5        $22.8
   Business integration and other costs...................    12.2           -
   Patent settlement and accrued liability reversal.......   (75.8)          -
                                                            ------        ----

     Total charges (credits)..............................  $(54.1)       $22.8
                                                            ======        =====

- A description of the items included in Business Improvement and Other Programs is provided above.

- As part of the integration of acquired businesses, Attisholz Holding AG tissue brands, Ballard Medical Products ("Ballard") and Safeskin Corporation ("Safeskin"), the Corporation recorded certain costs, which were expensed as incurred, related to assimilating these operations. It is estimated that an additional $15 million of costs related to these activities will be incurred and expensed in 2000. In addition, certain non-productive assets related to the 1999 shut down of the Mobile, Ala. pulp mill were determined to have lower salvage value than originally estimated. The write down to their revised estimated market value was charged to cost of products sold.

- As part of settlement of a patent dispute, the Corporation was compensated for royalty income related to prior years. This settlement was recorded as other income. Also, certain estimated liabilities accrued in connection with a 1997 sale of a pulp and newsprint business were reversed to other income in the first quarter of 2000 because no claims had been made by the buyer and the accrual ceased to be required under the terms of the sales agreement.

In 2000, the Unusual Items are included in operating profit as follows: cost of products sold -$14.3 million; advertising, promotion and selling expenses -$2.5 million; general expense -$4.9 million; and other (income) expense, net -$(75.8) million.

In 1999, the Unusual Items are included in operating profit as follows: cost of products sold -$18.5 million; general expense -$1.4 million; and restructuring -$2.9 million.

The items displayed in the preceding table have been excluded from operating profit in the "Excluding Unusual Items" columns in the following Consolidated Operating Profit tables.

RESULTS OF OPERATIONS:


FIRST QUARTER OF 2000 COMPARED WITH FIRST QUARTER OF 1999

By Business Segment
(Millions of dollars)

NET  SALES                                                  2000        1999
----------                                                  ----        ----

Tissue.................................................   $1,793.9    $1,714.3
Personal Care..........................................    1,298.3     1,201.2
Health Care and Other..................................      306.3       217.6
Intersegment sales.....................................      (11.3)       (7.9)
                                                          --------    --------

Consolidated...........................................   $3,387.2    $3,125.2
                                                          ========    ========




                                          2000                   1999
                                 ----------------------  ----------------------
                                    AS      EXCLUDING       As      Excluding
OPERATING PROFIT                 REPORTED UNUSUAL ITEMS  Reported Unusual Items
----------------                 -------- -------------  -------- -------------

Tissue..........................  $305.3      $318.6      $287.4      $300.2
Personal Care...................   269.5       272.3       234.5       243.8
Health Care and Other...........    44.7        50.3        41.6        42.5
Other income (expense), net.....    87.2        11.4        (6.9)       (6.9)
Unallocated items - net.........   (28.0)      (28.0)      (12.0)      (12.2)
                                  ------      ------      ------      ------

Consolidated....................  $678.7      $624.6      $544.6      $567.4
                                  ======      ======      ======      ======


Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Consolidated net sales for the quarter were 8.4 percent higher than in 1999. Net sales would have increased approximately 10 percent if the revenue of the Corporation's pulp and timberlands operations in the southeastern United States ("SET") and pulp operations in Spain, which were sold or closed in 1999, were excluded. Sales volumes, excluding the divestitures, were 12 percent higher, while changes in foreign currency exchange rates reduced net sales by about
2 percent.

- Worldwide sales of tissue products rose 4.6 percent from the first quarter of 1999. Excluding the revenue of divested businesses, however, sales were up nearly 8 percent, driven by an increase in sales volumes of approximately 10 percent.

- Worldwide sales of personal care products were 8.1 percent greater than in 1999, with increased sales volumes accounting for the entire gain.

- Worldwide sales of health care and other products rose 40.8 percent, due to the acquisitions of Ballard and Safeskin along with solid growth in sales volumes of the Corporation's base business.

Excluding the Unusual Items, operating profit for the first quarter of 2000 was $624.6 million compared with $567.4 million in the first quarter of 1999. Excluding the Unusual Items from both years, first quarter operating profit was
10.1 percent higher in 2000, and operating profit as a percentage of sales increased from 18.2 percent in 1999 to 18.4 percent in 2000.

- The increase in operating profit for the worldwide tissue segment was primarily due to the increased sales volume and manufacturing cost benefits which combined to more than offset significantly higher raw materials costs, principally fiber costs.

- The increase in operating profit for the worldwide personal care segment was primarily due to the higher sales volumes and productivity gains that more than offset increased marketing expenses.

- The increase in operating profit for the health care and other segment was principally due to the higher sales volume related to the Ballard and Safeskin acquisitions.

By Geography
(Millions of dollars)


NET  SALES                                                   2000       1999
----------                                                   ----       ----

North America............................................  $2,259.4   $2,092.2
Outside North America....................................   1,214.6    1,111.9
Intergeographic sales....................................     (86.8)     (78.9)
                                                           --------   --------

Consolidated.............................................  $3,387.2   $3,125.2
                                                           ========   ========




                                          2000                   1999
                                 ----------------------  ----------------------
                                    AS      EXCLUDING       As      Excluding
OPERATING PROFIT                 REPORTED UNUSUAL ITEMS  Reported Unusual Items
----------------                 -------- -------------  -------- -------------

North America.................... $516.0      $532.5      $468.7       $484.9
Outside North America............  103.5       108.7        94.8        101.6
Other income (expense), net......   87.2        11.4        (6.9)        (6.9)
Unallocated items - net..........  (28.0)      (28.0)      (12.0)       (12.2)
                                  ------      ------      ------       ------

Consolidated..................... $678.7      $624.6      $544.6       $567.4
                                  ======      ======      ======       ======


Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Excluding the revenue of SET, net sales in North America increased 10 percent due to the higher sales volumes in each business segment.

- Net sales outside of North America increased primarily due to higher sales volumes that more than offset the unfavorable effect of currency exchange rates, principally in Europe.

- Excluding the Unusual Items in both years, operating profit in North America increased nearly 10 percent due to the increased sales volumes and manufacturing cost benefits, which combined to offset the significantly higher costs of raw materials and higher marketing expenses.

- Excluding the Unusual Items in both years, operating profit outside North America increased 7 percent due to the higher sales volumes and cost savings programs, which combined to more than offset the higher raw materials costs, higher marketing expenses and the unfavorable effect of currency exchange rates in Europe.

Additional Income Statement Commentary:

-  Interest expense decreased primarily due to a lower average debt level.

-  Excluding the Unusual Items in both years, the effective tax rate was
   31.0 percent in the first quarter 2000 compared to 32.4 percent in 1999. The lower effective tax rate was primarily due to tax initiatives and incentives.

- The Corporation's share of net income of equity companies increased 9.2 percent from 1999. This increase was primarily attributable to higher earnings of Kimberly-Clark de Mexico, S.A. de C.V. that benefited from strong double-digit sales growth, driven primarily by higher selling prices and continued excellent margins. In 1999, there was a gain of approximately $5 million at Klabin Kimberly S.A. related to the devaluation of the Brazilian real.

- Diluted net income was $.86 per share in 2000 compared to $.69 in 1999, an increase of 24.6 percent. Excluding the Unusual Items, earnings from operations were $.80 per share compared to $.72 per share in 1999, an increase of 11.1 percent.

LIQUIDITY AND CAPITAL RESOURCES:

- Cash provided by operations in the first quarter of 2000 increased by nearly $150 million compared with the first quarter of 1999. This increase was due to a higher level of net income plus net noncash items included in net income combined with a reduced investment in working capital.

- During the first quarter of 2000, the Corporation repurchased 7.5 million shares of its common stock at a cost of $387 million.

- At March 31, 2000, total debt was $2.9 billion compared with $2.7 billion at December 31, 1999. Net debt (total debt net of cash, cash equivalents and $220 million of long-term notes receivable) was $2.5 billion compared with $2.2 billion at December 31, 1999. The Corporation's ratio of net debt to capital was 29.3 percent at March 31, 2000, which is below the target range of 30 percent to 40 percent.

- Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs in the foreseeable future.

- On February 8, 2000, the Corporation completed the acquisition of Safeskin at a cost of approximately $750 million, including the value of common stock exchanged and other costs of the transaction. This acquisition has been accounted for as a purchase.

- On March 31, 2000, the Corporation acquired an additional .2 percent of the common stock of Hogla-Kimberly Limited, increasing its ownership to 50.1 percent. This subsidiary's balance sheet is included in the Corporation's consolidated balance sheet at March 31, 2000 and its income statement will be consolidated beginning with April 2000.

ENVIRONMENTAL MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward-looking and is based on various assumptions. Such information includes, without limitation, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, including, but not limited to, the adequacy of the business improvement and other plans announced in 1997 and 1998. These forward-looking statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of Part I, Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 entitled "Factors That May Affect Future Results."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 14, 2000, a complaint was filed by Anne Meader and others against Kimberly-Clark Tissue Company (formerly known as Scott Paper Company) ("KCTC") in Maine Superior Court. Eighteen plaintiffs allege that hazardous and toxic substances disposed of at the Central Maine Disposal Landfill in Fairfield, Maine from two former KCTC mills resulted in releases to the environment causing severe diseases and death.

On February 8, 2000, the Corporation completed the acquisition of Safeskin Corporation ("Safeskin"). As of March 31, 2000, approximately 234 product liability lawsuits seeking monetary damages, in most cases of an unspecified amount, were pending in federal and state courts against Safeskin and other manufacturers of latex gloves. These lawsuits allege injuries ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by medical workers while performing their duties. Safeskin has referred the defense of these lawsuits to its insurance carriers.

Also, since March 11, 1999, numerous lawsuits (collectively the "Securities Actions") have been filed in the U.S. District Court for the Southern District of California against Safeskin and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Securities Actions were brought by plaintiffs in their individual capacities and on behalf of a purported class of persons who purchased or otherwise acquired Safeskin publicly traded securities during various periods occurring prior to the Corporation's acquisition of Safeskin. The suits allege that plaintiffs purchased Safeskin securities at prices artificially inflated by defendants' misrepresentations and omissions concerning Safeskin's financial condition and prospects and seek an unspecified amount of damages. Defendants' motion to dismiss is pending before the court.

In addition, a shareholder derivative action has been filed against certain of Safeskin's directors, and Safeskin as a nominal defendant, in the Supreme Court of the State of California, San Diego County (the "Derivative Action"). The Derivative Action alleges breach of fiduciary duty, waste of corporate assets and gross negligence in connection with Safeskin's stock repurchase program and seeks an unspecified amount of damages. On October 27, 1999, the director defendants submitted their answer. The court has stayed discovery in the Derivative Action so that it can be coordinated with discovery in the Securities Actions.

The Corporation intends to contest the foregoing claims vigorously and, in management's opinion, they are not, individually or in the aggregate, expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Stockholders was convened at 11:00 a.m. on Thursday, April 13, 2000, at the Corporation's World Headquarters, 351 Phelps Drive, Irving, Texas. Represented at the meeting in person or by proxy were 506,373,823 shares of common stock or 91.8% of all shares of common stock outstanding.

The following directors were elected to three-year terms expiring in 2003:
Thomas J. Falk, William O. Fifield, Wayne R. Sanders, Wolfgang R. Schmitt and Randall L. Tobias. Of the shares represented at the meeting, at least 96.9% voted for each nominee, and 2.5% withheld authority to vote.

The Corporation's other directors are John F. Bergstrom, Paul J. Collins, Robert W. Decherd, Pastora San Juan Cafferty, Claudio X. Gonzalez,
Louis E. Levy, Frank A.McPherson, Linda Johnson Rice.

In addition to the election of directors, the stockholders approved the selection of Deloitte & Touche LLP as the independent auditors for the Corporation. Of the shares represented at the meeting, 99.3% voted for such selection, .4% voted against and .3% abstained or did not vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     (3)a Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

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






May 10, 2000