Form 10-Q
period 2000-06-30
KIMBERLY CLARK CORP
filed 2000-08-10
CIK 55785

FORM  10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark  One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

                                      OR

[    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from........to........

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

Yes        X.    No.
     -------

AS OF AUGUST 7, 2000, THERE WERE 538,156,284 SHARES OF THE CORPORATION'S COMMON STOCK OUTSTANDING.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                                 Three Months                Six Months
                                                                Ended June 30               Ended June 30
                                                              -------------------       ---------------------
(Millions of dollars except per share amounts)                 2000         1999           2000        1999
----------------------------------------------------           ----         ----           ----        ----

NET SALES................................................   $3,464.5     $3,148.6       $6,851.7    $6,273.8
   Cost of products sold.................................    2,032.1      1,851.6        4,013.0     3,703.5
                                                            ---------    ---------      ---------   ---------

GROSS PROFIT.............................................    1,432.4      1,297.0        2,838.7     2,570.3
   Advertising, promotion and selling expenses...........      534.0        517.6        1,086.2     1,024.8
   Research expense......................................       68.4         62.2          129.6       117.0
   General expense.......................................      183.4        166.8          366.5       316.9
   Goodwill amortization.................................       20.7         10.2           39.0        17.0
   Restructuring.........................................          -         (1.4)             -         1.5
   Other (income) expense, net...........................      (12.4)       (27.7)         (99.6)      (20.8)
                                                            ---------    ---------      ---------   ---------

OPERATING PROFIT.........................................      638.3        569.3        1,317.0     1,113.9
   Interest income.......................................        7.2          5.2           15.0        11.2
   Interest expense......................................      (54.0)       (54.6)        (103.4)     (108.1)
                                                            ---------    ---------      ---------   ---------

INCOME BEFORE INCOME TAXES...............................      591.5        519.9        1,228.6     1,017.0
   Provision for income taxes............................      182.9        165.8          385.1       327.0
                                                            ---------    ---------      ---------   ---------

INCOME BEFORE EQUITY INTERESTS...........................      408.6        354.1          843.5       690.0
   Share of net income of equity companies...............       41.1         46.9           88.7        90.5
   Minority owners' share of subsidiaries' net income....      (15.4)        (9.9)         (27.7)      (14.8)
                                                            ---------    ---------      ---------   ---------

NET INCOME...............................................   $  434.3     $  391.1       $  904.5    $  765.7
                                                            =========    =========      =========   =========


NET INCOME PER SHARE:

   Basic.................................................   $    .80     $    .73       $   1.66    $   1.43
                                                            =========    =========      =========   =========

   Diluted...............................................   $    .79     $    .73       $   1.65    $   1.42
                                                            =========    =========      =========   =========

CASH DIVIDENDS DECLARED..................................   $    .27     $    .26       $    .54    $    .52
                                                            =========    =========      =========   =========



Unaudited

See Notes to Consolidated Financial Statements.



CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                          JUNE 30,        December 31,
(Millions  of  dollars)                                    2000              1999
-----------------------                                   -------         ------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents...........................  $   222.9         $   322.8
   Accounts receivable.................................    1,698.5           1,600.6
   Inventories.........................................    1,384.9           1,239.9
   Other current assets................................      391.3             398.5
                                                         ---------         ---------

      TOTAL CURRENT ASSETS.............................    3,697.6           3,561.8

PROPERTY...............................................   11,613.3          11,080.8
   Less accumulated depreciation.......................    5,027.0           4,858.8
                                                         ---------         ---------

      NET PROPERTY.....................................    6,586.3           6,222.0

INVESTMENTS IN EQUITY COMPANIES........................      807.9             863.1

GOODWILL, NET OF ACCUMULATED AMORTIZATION..............    2,040.3           1,246.1

OTHER ASSETS...........................................      773.4             922.5
                                                         ---------         ---------

                                                         $13,905.5         $12,815.5
                                                         =========         =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Debt payable within one year........................  $ 1,113.8         $   782.4
   Accounts payable....................................    1,098.9           1,025.7
   Accrued expenses....................................    1,263.3           1,312.1
   Other current liabilities...........................      679.0             725.6
                                                         ---------         ---------

      TOTAL CURRENT LIABILITIES........................    4,155.0           3,845.8

LONG-TERM DEBT.........................................    2,050.9           1,926.6

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS......      856.1             868.5

DEFERRED INCOME TAXES..................................      914.0             836.9

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES.............      310.0             244.6

STOCKHOLDERS' EQUITY...................................    5,619.5           5,093.1
                                                         ---------         ---------

                                                         $13,905.5         $12,815.5
                                                         =========         =========



Unaudited

See Notes to Consolidated Financial Statements.



CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                               Six Months
                                                              Ended June 30
                                                           ------------------
(Millions  of  dollars)                                    2000            1999
-----------------------                                    ----           ------

OPERATIONS
   Net income..........................................  $  904.5         $ 765.7
   Depreciation........................................     300.1           285.1
   Goodwill amortization...............................      39.0            17.0
   Changes in operating working capital................    (175.0)         (144.0)
   Other...............................................       6.6            14.7
                                                         ---------        --------

      CASH PROVIDED BY OPERATIONS......................   1,075.2           938.5
                                                         ---------        --------

INVESTING
   Capital spending....................................    (495.2)         (359.9)
   Acquisitions of businesses, net of cash acquired....    (160.0)         (351.4)
   Disposals of property and businesses................       9.6            29.8
   Proceeds from investments...........................      38.3               -
   Proceeds from notes receivable......................     220.0               -
   Other...............................................     (32.8)          (28.4)
                                                         ---------        --------

      CASH USED FOR INVESTING..........................    (420.1)         (709.9)
                                                         ---------        --------

FINANCING
   Cash dividends paid.................................    (289.2)         (274.6)
   Changes in debt payable within one year.............     127.0           404.4
   Increases in long-term debt.........................     328.6            23.6
   Decreases in long-term debt.........................    (179.2)          (40.0)
   Proceeds from exercise of stock options.............      34.4            37.0
   Acquisitions of common stock for the treasury.......    (768.1)         (359.5)
   Other...............................................      (8.5)           11.0
                                                         ---------        --------

      CASH USED FOR FINANCING..........................    (755.0)         (198.1)
                                                         ---------        --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......  $  (99.9)        $  30.5
                                                         =========        ========

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

2. The Corporation has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada and write down certain excess feminine care production equipment in North America. Certain assets, primarily a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, became subject to accelerated depreciation, some of which was recorded in the second quarter and six months ended June 30, 2000 and 1999.

    The accelerated depreciation adjustments and other less significant adjustments related to these programs were charged to earnings in the following income statement categories for the periods indicated:



                                             Second Quarter          Six Months
                                             Ended June 30          Ended June 30
                                             ----------------       ---------------
(Millions  of  dollars)                      2000        1999       2000       1999
-----------------------                      ----        ----       ----       ----

Cost of products sold.....................   $ 4.6       $ 5.8      $12.7      $24.3
General expense...........................     1.4         1.4        2.8        2.8
Restructuring.............................       -        (1.4)         -        1.5
                                             -----       ------     -----      -----

   Total charges..........................   $ 6.0       $ 5.8      $15.5      $28.6
                                             ======      ======     =====      =====


3. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share ("EPS"). A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations is as follows:



                                                             Average  Common  Shares  Outstanding
                                                             ------------------------------------
                                                             Second Quarter            Six Months
                                                             Ended June 30            Ended June 30
                                                             ---------------         ---------------
(Millions)                                                   2000       1999         2000       1999
----------                                                   ----       ----         ----       ----

Basic......................................................  542.1      532.3        543.7      534.1
   Dilutive effect of stock options........................    3.9        3.5          3.7        2.8
   Dilutive effect of deferred compensation plan shares....     .1         .1           .1         .1
   Dilutive effect of shares issued for participation
      share awards.........................................     .7         .4           .6         .4
                                                             -----      -----        -----      -----

Diluted....................................................  546.8      536.3        548.1      537.4
                                                             =====      =====        =====      =====


   Options outstanding during the second quarter and six months ended
   June 30, 2000 to purchase .6 million and .5 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

   All options outstanding during the second quarter ended June 30, 1999 were included in the computation of diluted EPS. Options outstanding during the six months ended June 30, 1999 to purchase 2.9 million shares of common stock were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

The number of common shares outstanding as of June 30, 2000 and 1999 was
538.7 million and 532.6 million, respectively.

4. The following schedule details inventories by major class as of June 30, 2000 and December 31, 1999:



                                                             JUNE 30,         December 31,
(Millions  of  dollars)                                       2000               1999
-----------------------                                     ---------        -------------

At lower of cost on the First-In,
   First-Out (FIFO) method or market:
      Raw materials.......................................  $  359.5           $  342.3
      Work in process.....................................     188.5              171.2
      Finished goods......................................     833.4              713.4
      Supplies and other..................................     220.8              215.4
                                                            ---------          ---------
                                                             1,602.2            1,442.3

   Excess of FIFO cost over Last-In, First-Out (LIFO) cost    (217.3)            (202.4)
                                                            ---------          ---------

      Total...............................................  $1,384.9           $1,239.9
                                                            =========          =========


5.  The following schedule provides the detail of comprehensive income:



                                                           Six Months Ended June 30
                                                          ----------------------------
(Millions  of  dollars)                                    2000                 1999
-----------------------                                    ----                 ----

Net Income.............................................   $ 904.5              $ 765.7

Unrealized currency translation adjustments............    (106.6)              (135.3)
                                                          --------             --------

Comprehensive income...................................   $ 797.9              $ 630.4
                                                          ========             ========


6. The following schedule presents information concerning consolidated operations by business segment:


                                       Second Quarter               Six Months
                                       Ended June 30               Ended June 30
                                   ----------------------      ----------------------
(Millions  of  dollars)             2000           1999          2000         1999
-----------------------             ----           ----          ----         ----

NET SALES:
Tissue...........................  $1,784.1       $1,636.3      $3,578.0     $3,350.6
Personal Care....................   1,360.8        1,297.5       2,659.1      2,498.7
Health Care and Other............     333.4          221.0         639.7        438.6

Intersegment Sales...............     (13.8)          (6.2)        (25.1)       (14.1)
                                   ---------      ---------     ---------    ---------

Consolidated.....................  $3,464.5       $3,148.6      $6,851.7     $6,273.8
                                   =========      =========     =========    =========



                                                     Second Quarter           Six Months
                                                     Ended June 30           Ended June 30
                                                   ------------------      -----------------
(Millions  of  dollars)                              2000       1999        2000        1999
-----------------------                              ----       ----        ----        ----

OPERATING PROFIT (reconciled to income before taxes):

Tissue..........................................  $  320.3    $ 255.6     $  625.6   $  543.0
Personal Care...................................     279.9      266.6        549.4      501.1
Health Care and Other...........................      46.0       43.2         90.7       84.8
Other income (expense), net.....................      12.4       27.7         99.6       20.8

Unallocated Items - net.........................     (20.3)     (23.8)       (48.3)     (35.8)
                                                  ---------   --------    ---------  ---------

Total Operating Profit..........................     638.3      569.3      1,317.0    1,113.9

   Interest income..............................       7.2        5.2         15.0       11.2
   Interest expense.............................     (54.0)     (54.6)      (103.4)    (108.1)
                                                  ---------   --------    ---------  ---------

Income Before Income Taxes......................  $  591.5    $ 519.9     $1,228.6   $1,017.0
                                                  =========   ========    =========  =========




                                               JUNE 30,      December 31,
                                                 2000            1999
                                               --------      ------------


ASSETS:

Tissue...................................... $ 6,349.1        $ 6,096.6
Personal Care...............................   3,590.0          3,234.8
Health Care and Other(a)....................   2,618.3          1,679.0
Unallocated and intersegment assets(b)......   1,348.1          1,805.1
                                             ---------        ---------

Consolidated................................ $13,905.5        $12,815.5
                                             =========        =========


(a) Health Care and Other for June 30, 2000 includes the assets of Safeskin Corporation ("Safeskin"). The acquisition of Safeskin was completed on February 8, 2000 and was accounted for as a purchase.

(b) In June 2000, $220 million of notes receivable were transferred for cash to a nonconsolidated special purpose entity in which the Corporation has a minority voting interest. On March 31, 2000, the Corporation made an additional investment in Hogla-Kimberly, Limited ("Hogla") to gain a majority ownership. An approximate $58 million representing the Corporation's investment in Hogla was therefore reclassified from unallocated.

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

7.  On July 27, 2000, the Corporation issued $300 million principal amount of
    7.10 percent notes due August 1, 2007. Because of this issuance, $300 million of commercial paper was classified as long-term debt at June 30, 2000.

Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Improvement and Other Programs

The Corporation has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada and write down certain excess feminine care production equipment in North America. Certain assets, primarily a tissue manufacturing facility in the United Kingdom, which will remain in use until its expected shutdown in October 2000, became subject to accelerated depreciation, some of which was recorded in the second quarter and six months ended June 30, 2000 and 1999.

The accelerated depreciation adjustments and other less significant adjustments related to these programs were charged to earnings in the following income statement categories for the periods indicated:


                                       Second Quarter            Six Months
                                       Ended June 30            Ended June 30
                                       ---------------        -----------------
(Millions of dollars)                   2000      1999         2000       1999
---------------------                   ----      ----         ----       ----

Cost of products sold................  $ 4.6      $ 5.8        $12.7      $24.3
General expense......................    1.4        1.4          2.8        2.8
Restructuring........................      -       (1.4)           -        1.5
                                       -----      ------       -----      -----

     Total charges...................  $ 6.0      $ 5.8        $15.5      $28.6
                                       =====      ======       =====      =====


Unusual Items

For purposes of this Management's Discussion and Analysis, and in order to facilitate a meaningful discussion of the ongoing operations of the Corporation, the items summarized in the following table are considered to be unusual items ("Unusual Items").



                                                       Second Quarter         Six Months
                                                       Ended June 30         Ended June 30
                                                       --------------        -------------
(Millions of dollars)                                  2000     1999          2000     1999
---------------------                                  ----     ----          ----     ----

Charges (credits) to operating profit:
   Business Improvement and Other Programs............ $ 6.0    $ 5.8        $ 15.5     $28.6
   Business integration and other costs...............   5.2        -          17.4         -
   Patent settlement  and accrued liability reversal..     -        -         (75.8)        -
   Mobile severance costs.............................     -      9.0             -       9.0
   Gain on disposal of assets.........................     -    (23.4)            -     (23.4)
                                                       -----    ------       -------    ------

      Total charges (credits)......................... $11.2    $(8.6)       $(42.9)    $14.2
                                                       =====    ======       =======    ======


- A description of the items included in Business Improvement and Other Programs is provided above.

- As part of the integration of acquired businesses, Attisholz Holding AG tissue brands ("Attisholz"), Ballard Medical Products ("Ballard") and Safeskin Corporation ("Safeskin"), the Corporation recorded certain costs, which were expensed as incurred, related to assimilating these operations. It is estimated that an additional $10 million of costs related to these activities will be incurred and expensed in 2000. In addition, in the first quarter of 2000 certain non-productive assets related to the 1999 shut down of the Mobile, Ala. pulp mill were determined to have lower salvage value than originally estimated. The write down to their revised estimated market value was charged to cost of products sold.

- In the first quarter of 2000, as part of settlement of a patent dispute, the Corporation was compensated for royalty income related to prior years. This settlement was recorded as other income. Also, certain estimated liabilities accrued in connection with a 1997 sale of a pulp and newsprint business were reversed to other income in the first quarter of 2000 because no claims had been made by the buyer and the accrual ceased to be required under the terms of the sales agreement.

- In 1999, the Corporation recorded severance costs related to the sale of its pulp and timberlands operation in the southeastern United States ("SET").

- In 1999, the Corporation recorded a gain on the sale of its pulp mill in Miranda, Spain ("Miranda").


Consolidated Income Statement Classification of Unusual Items:
-------------------------------------------------------------

                                                 Second Quarter     Six Months
                                                 Ended June 30     Ended June 30
                                                 --------------    --------------
(Millions  of  dollars)                          2000      1999    2000      1999
-----------------------                          ----      ----    ----      ----

Cost of products sold.......................... $ 4.7     $14.8     $ 19.0    $33.3
Advertising, promotion and selling expenses....   1.0         -        3.5        -
General expense................................   5.5       1.4       10.4      2.8
Restructuring..................................     -      (1.4)         -      1.5
Other (income) expense, net....................     -     (23.4)     (75.8)   (23.4)
                                                -----     ------    -------   ------
Total pretax charge (credit)................... $11.2     $(8.6)    $(42.9)   $14.2
                                                =====     ======    =======   ======

The items displayed in the preceding table have been excluded from operating profit in the "Excluding Unusual Items" columns in the following Consolidated Operating Profit tables.

RESULTS OF OPERATIONS:

SECOND QUARTER OF 2000 COMPARED WITH SECOND QUARTER OF 1999

By Business Segment
(Millions of dollars)

NET SALES                                   2000       1999
----------                                  ----       ----

Tissue...................................  $1,784.1   $1,636.3
Personal Care............................   1,360.8    1,297.5
Health Care and Other....................     333.4      221.0
Intersegment Sales.......................     (13.8)      (6.2)
                                           ---------  ---------

Consolidated.............................  $3,464.5   $3,148.6
                                           ========   ========



                                       2000                           1999
                             --------------------------     -----------------------
                                AS          EXCLUDING          As       Excluding
OPERATING PROFIT             REPORTED     UNUSUAL ITEMS     Reported  Unusual Items
----------------             --------     -------------     --------  -------------

Tissue...................... $320.3          $325.5          $255.6      $264.5
Personal Care...............  279.9           281.1           266.6       272.3
Health Care and Other.......   46.0            50.8            43.2        43.4
Other income (expense), net.   12.4            12.4            27.7         4.3
Unallocated items - net.....  (20.3)          (20.3)          (23.8)      (23.8)
                             -------         -------         -------     -------

Consolidated................ $638.3          $649.5          $569.3      $560.7
                             =======         =======         =======     =======


Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary

Consolidated net sales for the quarter were 10.0 percent higher than in 1999. Net sales would have increased approximately 11 percent if SET and Miranda, which were closed or sold in 1999, were excluded. Sales volumes, excluding the divestitures, were 12 percent higher, while selling prices increased 1 percent and changes in foreign currency exchange rates reduced net sales by about 2 percent.

- Worldwide sales of tissue products rose 9.0 percent from the second quarter of 1999. Excluding the revenues of the divested businesses, however, net sales were up over 11 percent, driven by an increase in sales volumes of approximately 12 percent and a 2 percent rise in selling prices, partially offset by foreign currency exchange rate effects.

- Worldwide sales of personal care products were 4.9 percent greater than in 1999, with increased sales volumes accounting for the entire gain.

- Worldwide sales of health care and other products rose 50.9 percent, primarily due to the acquisitions of Ballard and Safeskin along with solid growth in sales volumes of the Corporation's base business.

Excluding the Unusual Items, operating profit rose 15.8 percent to $649.5 million in the second quarter of 2000 compared with $560.7 million in 1999, with improvement in each business segment. The increase was achieved despite significantly higher raw materials costs worldwide, mainly for fiber used in the Corporation's tissue business. Operating profit as a percentage of sales increased from 17.8 percent in 1999 to 18.7 percent in 2000.

- The increase in operating profit for the worldwide tissue segment was primarily due to the increased sales volumes and manufacturing cost benefits which combined to more than offset significantly higher raw materials costs, principally fiber costs.

- The increase in operating profit for the worldwide personal care segment was primarily due to the higher sales volumes and selling price increases that together more than offset higher raw materials costs.

- The increase in operating profit for the health care and other segment was principally due to the higher sales volumes related to the Ballard and Safeskin acquisitions, reduced by higher goodwill amortization.


By Geography
(Millions of dollars)

NET SALES                        2000           1999
---------                      --------       --------

North America................. $2,343.3       $2,138.1
Outside North America.........  1,224.8        1,102.1
Intergeographic Sales.........   (103.6)         (91.6)
                               ---------      ---------
Consolidated.................. $3,464.5       $3,148.6
                               ========       ========



                                      2000                     1999
                              -----------------------  ------------------------
                                 AS       EXCLUDING       As       Excluding
OPERATING PROFIT              REPORTED  UNUSUAL ITEMS  Reported   Unusual Items
----------------              --------  -------------  --------   -------------

North America................. $546.5      $553.9       $470.5       $480.6
Outside North America.........   99.7       103.5         94.9         99.6
Other income (expense), net...   12.4        12.4         27.7          4.3
Unallocated items - net.......  (20.3)      (20.3)       (23.8)       (23.8)
                               -------     -------      -------      -------

Consolidated.................. $638.3      $649.5       $569.3       $560.7
                               ======      ======       ======       ======


Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

-  Excluding the revenue of SET, net sales in North America increased
   11 percent primarily due to higher sales volumes in the tissue, and health care and other segments.

- Net sales outside of North America increased primarily due to higher sales volumes which more than offset unfavorable currency effects principally in Europe. The increased sales volume was due to the Attisholz acquisition and the consolidation of Hogla-Kimberly, Limited ("Hogla") beginning with the second quarter 2000. The Corporation made an additional investment in Hogla on March 31, 2000 to gain a majority ownership.

- Excluding the Unusual Items in both years, operating profit in North America increased due to higher sales volume and manufacturing cost benefits for tissue products, the higher sales volumes for health care products and lower fringe benefit costs, primarily due to favorable returns on pension assets, which combined to more than offset higher raw materials cost, principally for fiber, and lower diaper sales volumes.

- Excluding the Unusual Items in both years, operating profit outside North America increased due to higher sales volumes, including Hogla and Attisholz, partially offset by higher fiber costs.

- Excluding the Unusual Items in 1999, other income (expense), net increased primarily due to favorable foreign currency effects.

Additional Income Statement Commentary:

-  Excluding the Unusual Items in both years, the effective tax rate was
   31.0 percent in the second quarter of 2000 compared with 32.0 percent in 1999. The lower effective tax rate was primarily due to tax initiatives and incentives.

- The Corporation's share of net income of equity companies was $41.1 million in 2000 compared with $46.9 million in 1999. The decrease was primarily attributable to lower earnings at Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"). Although KCM posted double-digit gains in sales and operating profit before currency effects, its strong operating performance was more than offset by changes in the value of the Mexican peso.

- On a diluted share basis, net income was $.79 per share in 2000 compared to $.73 per share in 1999, an increase of 8.2 percent. Excluding the Unusual Items, earnings from operations were $.81 per share compared to $.72 per share in 1999, an increase of 12.5 percent.


FIRST SIX MONTHS OF 2000 COMPARED WITH FIRST SIX MONTHS OF 1999

By Business Segment
(Millions of dollars)

NET SALES                     2000           1999
---------                   --------       --------

Tissue..................... $3,578.0       $3,350.6
Personal Care..............  2,659.1        2,498.7
Health Care and Other......    639.7          438.6
Intersegment Sales.........    (25.1)         (14.1)
                            ---------      ---------

Consolidated............... $6,851.7       $6,273.8
                            ========       ========


                                      2000                     1999
                              -----------------------  ------------------------
                                 AS       EXCLUDING       As       Excluding
OPERATING PROFIT              REPORTED  UNUSUAL ITEMS  Reported   Unusual Items
-----------------             --------  -------------  --------   -------------

Tissue...................... $  625.6    $  644.1     $  543.0     $  564.7
Personal Care...............    549.4       553.4        501.1        516.1
Health Care and Other.......     90.7       101.1         84.8         85.9
Other income (expense), net.     99.6        23.8         20.8         (2.6)
Unallocated items - net.....    (48.3)      (48.3)       (35.8)       (36.0)
                             --------    --------     --------     --------

Consolidated................ $1,317.0    $1,274.1     $1,113.9     $1,128.1
                             ========    ========     ========     ========

Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary

Consolidated net sales for the first six months of 2000 were 9.2 percent higher than in 1999. However, excluding the net sales of the divested businesses, net sales were about 11 percent higher, primarily due to increased sales volumes.

- Worldwide sales of tissue products rose 6.8 percent from last year. Excluding the divested businesses, net sales were over 9 percent higher. Increased sales volumes more than offset the unfavorable effect of currency rate changes, primarily in Europe.

- Worldwide sales of personal care products increased 6.4 percent over 1999, with all of the gain due to higher sales volumes outside North America.

- Worldwide sales of health care and other products increased due to the Ballard and Safeskin acquisitions and growth in sales volumes of the Corporation's base business.

Excluding the Unusual Items, operating profit was 12.9 percent higher than in 1999, with gains in each business segment. Operating profit as a percentage of sales increased from 18.0 percent in 1999 to 18.6 percent in 2000.

- The increase in operating profit for the worldwide tissue segment was primarily due to the sales volume increase that more than offset higher fiber costs.

- The increase in operating profit for worldwide personal care products was due to the higher sales volumes and selling price increases, and manufacturing cost improvements that combined to offset higher raw material costs.

- The increase in operating profit for health care and other products was principally because of the higher sales related to the Ballard and Safeskin acquisitions reduced by higher goodwill amortization.

By Geography
(Millions of dollars)

NET SALES                     2000            1999
---------                   --------        --------

North America.............. $4,602.7        $4,230.3
Outside North America......  2,439.4         2,214.0
Intergeographic Sales......   (190.4)         (170.5)
                            ---------       ---------

Consolidated............... $6,851.7        $6,273.8
                            ========        ========



                                       2000                     1999
                              -----------------------  ------------------------
                                 AS       EXCLUDING       As       Excluding
OPERATING  PROFIT             REPORTED  UNUSUAL ITEMS  Reported   Unusual Items
-----------------             --------  -------------  --------   -------------

North America............... $1,062.5     $1,086.4    $  939.2    $  965.5
Outside North America.......    203.2        212.2       189.7       201.2
Other income (expense), net.     99.6         23.8        20.8        (2.6)
Unallocated items - net.....    (48.3)       (48.3)      (35.8)      (36.0)
                             ---------    ---------   ---------   ---------

Consolidated................ $1,317.0     $1,274.1    $1,113.9    $1,128.1
                             ========     ========    ========    ========

Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Excluding the revenues of SET, net sales in North America increased over 10 percent, primarily due to higher sales volumes in the tissue, and health care and other segments.

- Net sales outside of North America increased primarily due to higher sales volumes that more than offset the unfavorable effect of currency exchange rates, principally in Europe.

- Excluding the Unusual Items in both years, operating profit in North America increased due to higher sales volumes and manufacturing cost benefits for tissue products, the higher sales volumes for health care products and lower fringe benefit costs, primarily due to favorable returns on pension assets, which combined to more than offset higher raw materials cost, principally for fiber.

- Excluding the Unusual Items in both years, operating profit outside North America increased because higher sales volumes and selling prices combined to more than offset higher fiber costs.

- Excluding the Unusual Items in both years, other income (expense), net increased primarily due to favorable foreign currency effects in 2000 compared to unfavorable effects in 1999.

Additional Income Statement Commentary:

- The decrease in interest expense is primarily due to a lower average debt level.

-   Excluding the Unusual Items in both years, the effective tax rate was
    31.0 percent compared with 32.2 percent in 1999. The lower effective tax rate was primarily due to tax initiatives and incentives.

-   The Corporation's share of net income of equity companies declined
    2.0 percent from 1999. Increased earnings in Mexico and Australia were more than offset by lower income from Brazil and the consolidation of Hogla in 2000. In 1999, there was a gain of approximately $5 million at Klabin Kimberly S.A. related to the devaluation of the Brazilian real.

- On a diluted share basis, net income was $1.65 per share in 2000 compared to $1.42 per share in 1999, an increase of 16.2 percent. Excluding the Unusual Items, earnings from operations were $1.60 compared to $1.44 per share in 1999, an increase of 11.1 percent.

LIQUIDITY AND CAPITAL RESOURCES

- Cash provided by operations in the first six months of 2000 increased by nearly $137 million compared to the first six months of 1999 because of the higher level of net income plus net noncash charges included in net income, partially offset by an increased investment in working capital.

- During the first six months of 2000, the Corporation repurchased 14 million shares of its common stock for $764 million, including 6.5 million repurchased in the second quarter for $377 million.

- At June 30, 2000, total debt was $3.2 billion compared with $2.7 billion at December 31, 1999. Net debt (total debt net of cash and cash equivalents) was $2.9 billion in 2000 compared with $2.2 billion, that was also net of $220 million of notes receivable, at December 31, 1999. In June 2000, the $220 million of notes receivable were transferred for cash to a nonconsolidated special purpose entity in which the Corporation has a minority voting interest. The transfer resulted in no gain or loss. The Corporation's ratio of net debt to capital was 33.2 percent at June 30, 2000, which is within the target range of 30 percent to 40 percent.

- On July 27, 2000, the Corporation issued $300 million principal amount of 7.10 percent notes due August 1, 2007. Because of this issuance, $300 million of commercial paper was classified as long-term debt at June 30, 2000.

- Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs in the foreseeable future.

- On June 30, 2000, the Corporation completed the acquisition of the majority shares of S-K Corporation of Taiwan. The Corporation now owns more than 99 percent of S-K Corporation, which holds trademark and distribution rights in Taiwan for such Kimberly-Clark global brands as Kleenex, Huggies and Kotex.

- In July 2000, the Corporation undertook a plan to consolidate its existing 14 European administrative offices into one centralized office. Each administrative office will move certain functions to the centralized office in conjunction with the country specific implementation of a new computerized processing system. This project is expected to result in a net reduction of approximately 165 employees and annual net cost savings of approximately $5 million, when fully implemented in the fourth quarter of 2003. The costs of implementing this project, which will be recorded as they become accruable, are expected to aggregate approximately $26 million.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With respect to the away-from-home tissue products antitrust litigation described in Item 3. Legal Proceedings contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, the States of Maryland, West Virginia and New York and the private plaintiffs in Minnesota agreed in June 2000 to dismiss their respective complaints with prejudice pursuant to settlements with defendants.


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

(b)        Reports on Form 8-K

           The Corporation filed a Current Report on Form 8-K, dated July 25, 2000, to report its 2000 second quarter earnings.

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





                                    KIMBERLY-CLARK CORPORATION
                                            (Registrant)





                                    By:          /s/  John W. Donehower
                                                 ------------------------
                                                  John W. Donehower
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (principal financial officer)





                                    By:          /s/  Randy J. Vest
                                                 --------------------
                                                 Randy J. Vest
                                                 Vice President and Controller
                                                 (principal accounting officer)






August  10,  2000