Form 10-Q
period 2000-09-30
KIMBERLY CLARK CORP
filed 2000-11-09
CIK 55785

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark  One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000

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
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identi-fication No.)


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

AS OF NOVEMBER 6, 2000, 533,914,809 SHARES OF THE CORPORATION'S COMMON STOCK WERE OUTSTANDING.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES



                                                             Three Months                 Nine Months
                                                          Ended September 30           Ended September 30
                                                         --------------------         --------------------
(Millions of dollars except per share amounts)            2000           1999          2000          1999
----------------------------------------------------      ----           ----          ----          ----

NET SALES..............................................  $3,529.5     $3,307.5       $10,381.2     $9,581.3
   Cost of products sold...............................   2,098.1      1,961.6         6,111.1      5,665.1
                                                         ---------    ---------      ----------    ---------

GROSS PROFIT...........................................   1,431.4      1,345.9         4,270.1      3,916.2
   Advertising, promotion and selling expenses.........     515.2        549.9         1,601.4      1,574.7
   Research expense....................................      67.4         62.2           197.0        179.2
   General expense.....................................     174.0        184.9           540.5        501.8
   Goodwill amortization...............................      21.6         10.6            60.6         27.6
   Restructuring.......................................         -        (18.4)              -        (16.9)
   Other (income) expense, net.........................      11.1       (162.3)          (88.5)      (183.1)
                                                         ---------    ---------      ----------    ---------

OPERATING PROFIT.......................................     642.1        719.0         1,959.1      1,832.9
   Interest income.....................................       4.4          6.5            19.4         17.7
   Interest expense....................................     (58.8)       (53.6)         (162.2)      (161.7)
                                                         ---------    ---------      -----------   ---------

INCOME BEFORE INCOME TAXES.............................     587.7        671.9         1,816.3      1,688.9
   Provision for income taxes..........................     181.0        222.6           566.1        549.6
                                                         ---------    ---------      ----------    ---------

INCOME BEFORE EQUITY INTERESTS.........................     406.7        449.3         1,250.2      1,139.3
   Share of net income of equity companies.............      52.4         42.8           141.1        133.3
   Minority owners' share of subsidiaries' net income..     (18.7)       (13.7)          (46.4)       (28.5)
                                                         ---------    ---------      ----------    ---------

NET INCOME.............................................    $440.4       $478.4        $1,344.9     $1,244.1
                                                         =========    =========      ==========    =========

PER SHARE BASIS:

   NET INCOME

      Basic............................................      $.82         $.90           $2.48        $2.33
                                                         =========    =========      ==========    =========

      Diluted..........................................      $.81         $.89           $2.46        $2.31
                                                         =========    =========      ==========    =========

   CASH DIVIDENDS DECLARED.............................      $.27         $.26            $.81         $.78
                                                         =========    =========      ==========    =========





Unaudited

See Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES



                                                   SEPTEMBER 30,       December 31,
(Millions of dollars)                                 2000                1999
-----------------------                           ---------------     --------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents.....................  $   223.1           $   322.8
   Accounts receivable...........................    1,713.1             1,600.6
   Inventories...................................    1,391.8             1,239.9
   Other current assets..........................      374.6               398.5
                                                   ---------           ---------

      TOTAL CURRENT ASSETS.......................    3,702.6             3,561.8

PROPERTY.........................................   11,667.6            11,080.8
   Less accumulated depreciation.................    5,061.2             4,858.8
                                                   ---------           ---------

      NET PROPERTY...............................   6,606.4             6,222.0

INVESTMENTS IN EQUITY COMPANIES..................      833.5               863.1

GOODWILL, NET OF ACCUMULATED AMORTIZATION........    1,973.2             1,246.1

OTHER ASSETS.....................................      849.2               922.5
                                                   ---------           ---------

                                                   $13,964.9           $12,815.5
                                                   =========           =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Debt payable within one year..................  $ 1,404.3           $   782.4
   Accounts payable..............................    1,058.9             1,025.7
   Accrued expenses..............................    1,238.5             1,312.1
   Other current liabilities.....................      627.1               725.6
                                                   ---------           ---------

      TOTAL CURRENT LIABILITIES..................    4,328.8             3,845.8

LONG-TERM DEBT...................................    2,027.1             1,926.6

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS      852.7               868.5

DEFERRED INCOME TAXES............................      927.3               836.9

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES.......      321.6               244.6

STOCKHOLDERS' EQUITY.............................    5,507.4             5,093.1
                                                   ---------           ---------

                                                   $13,964.9           $12,815.5
                                                   =========           =========




Unaudited

See Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES



                                                        Nine Months
                                                     Ended September 30
                                                    --------------------
(Millions of dollars)                               2000            1999
----------------------                              ----            ----

OPERATIONS
   Net income..................................... $1,344.9        $1,244.1
   Depreciation...................................    444.3           438.1
   Goodwill amortization..........................     60.6            27.6
   Changes in operating working capital...........   (323.1)          (91.7)
   Net loss (gain) on asset sales.................     18.3          (154.4)
   Other..........................................    (26.9)           40.0
                                                   ---------       ---------

      CASH PROVIDED BY OPERATIONS.................  1,518.1         1,503.7
                                                   ---------       ---------

INVESTING
   Capital spending...............................   (770.6)         (543.2)
   Acquisitions of businesses, net of cash acquired  (169.3)         (260.6)
   Disposals of property and businesses...........     10.4            96.0
   Proceeds from investments......................     38.9               -
   Proceeds from notes receivable.................    220.0               -
   Other..........................................    (32.8)          (28.9)
                                                   ---------       ---------

      CASH USED FOR INVESTING.....................   (703.4)         (736.7)
                                                   ---------       ---------

FINANCING
   Cash dividends paid............................   (435.4)         (413.1)
   Changes in debt payable within one year........    541.4            67.4
   Increases in long-term debt....................    336.8            62.3
   Decreases in long-term debt....................   (316.2)          (58.3)
   Proceeds from exercise of stock options........     45.6            42.6
   Acquisitions of common stock for the treasury.. (1,087.5)         (435.4)
   Other..........................................       .9            17.8
                                                   ---------       ---------

      CASH USED FOR FINANCING.....................   (914.4)         (716.7)
                                                   ----------      ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.. $  (99.7)       $   50.3
                                                   ==========      =========







Unaudited

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") have been prepared on the same basis as those in the Annual Report on Form 10-K for the year ended
    December 31, 1999, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated results of operations and condensed consolidated cash flow statement for the periods indicated.

    The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus in 2000 with respect to accounting for certain sales incentives. Under the consensus, the face value of coupons issued to consumers and sales incentives offered to trade customers must be classified as a reduction in sales revenue. The Corporation has historically followed the practice of recording the cost of these incentives as promotion expense. The Corporation will adopt the consensus in the fourth quarter of 2000 and reclassify prior years' financial statements to conform to the revised classification. Prospective adoption of the consensus is not expected to have a material effect on the Corporation's consolidated financial position, results of operations or cash flows.

    Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, was issued in 1998 and amended in 2000 by SFAS 138, Accounting for Certain Derivative Instruments and Hedging Activities. The Corporation will adopt the amended standard January 1, 2001. The Corporation has completed an inventory of its derivative instruments, has determined which of these derivatives qualify for hedge accounting, and is in the process of finalizing the effects of adopting the amended standard. Based on the results of the analysis to date, adoption of the amended standard is not expected to have a material effect on the Corporation's consolidated financial position, results of operations or cash flows.

2. The Corporation has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada and write down certain excess feminine care production equipment in North America. Certain assets, primarily a tissue manufacturing facility in the United Kingdom, which remained in use until its shutdown in October 2000, became subject to accelerated depreciation, some of which was recorded in the third quarter and nine months ended September 30, 2000 and 1999.

    The accelerated depreciation adjustments and other less significant adjustments related to these actions were charged to earnings in the following income statement categories for the periods indicated:



                                            Third Quarter                Nine Months
                                          Ended September 30         Ended September 30
                                         --------------------       --------------------
    (Millions of dollars)                  2000        1999           2000        1999
    ----------------------                 ----        ----           ----        ----

    Cost of products sold................. $4.1        $36.2          $16.8       $60.5
    General expense.......................  1.4          1.6            4.2         4.4
    Restructuring.........................    -        (18.4)             -       (16.9)
                                           ----        ------         -----       ------

       Total charges...................... $5.5        $19.4          $21.0       $48.0
                                           ====        ======         =====       ======


3. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share ("EPS"). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:





                                                                  Average Common Shares Outstanding
                                                                -------------------------------------
                                                             Third Quarter             Nine Months
                                                           Ended September 30       Ended September 30
                                                          --------------------     --------------------
    (Millions)                                              2000         1999        2000         1999
    ----------                                              ----         ----        ----         ----

    Basic.................................................. 537.0        533.3       541.5        533.9
       Dilutive effect of stock options....................   3.3          3.5         3.6          3.0
       Dilutive effect of deferred compensation
          plan shares......................................    .2           .1          .1           .1
       Dilutive effect of shares issued for participation
          share awards.....................................     -           .5          .4           .5
                                                            -----        -----       -----        -----

    Diluted................................................ 540.5        537.4       545.6        537.5
                                                            =====        =====       =====        =====


    Options outstanding during the third quarter and nine months ended September 30, 2000 to purchase .6 million shares of common stock were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

    Options outstanding during the third quarter and nine months ended September 30, 1999 to purchase .1 million and 2.9 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

    The number of common shares outstanding as of September 30, 2000 and 1999 was 533.6 million and 545.4 million, respectively.

4. The following schedule details inventories by major class as of September 30, 2000 and December 31, 1999:



                                                               SEPTEMBER 30,          December 31,
    (Millions of dollars)                                         2000                   1999
    ----------------------                                    --------------        ---------------

    At lower of cost on the First-In,
       First-Out (FIFO) method or market:
          Raw materials......................................... $  381.3              $  342.3
          Work in process.......................................    198.8                 171.2
          Finished goods........................................    826.4                 713.4
          Supplies and other....................................    213.8                 215.4
                                                                 --------              ---------
                                                                  1,620.3               1,442.3

       Excess of FIFO cost over Last-In, First-Out (LIFO) cost..   (228.5)               (202.4)
                                                                 ---------             ---------

          Total................................................. $1,391.8              $1,239.9
                                                                 =========             =========


5.  The following schedule provides the detail of comprehensive income:



                                                                Nine Months
                                                             Ended September 30
                                                            --------------------
    (Millions of dollars)                                    2000          1999
    ----------------------                                   ----          ----
    Net Income........................................... $1,344.9       $1,244.1

    Unrealized currency translation adjustments..........   (212.3)        (142.2)
                                                          ---------      ---------
    Comprehensive income................................. $1,132.6       $1,101.9
                                                          =========      =========

6. The following schedule presents information concerning consolidated operations by business segment:



                                                               Third Quarter                  Nine Months
                                                             Ended September 30            Ended September 30
                                                            --------------------          --------------------
    (Millions of dollars)                                    2000          1999            2000          1999
    -----------------------                                  ----          ----            ----          ----
    NET SALES:

    Tissue................................................ $1,845.3      $1,769.4        $ 5,423.3      $5,120.0
    Personal Care.........................................  1,374.9       1,323.2          4,034.0       3,821.9
    Health Care and Other.................................    322.3         226.7            962.0         665.3
    Intersegment Sales....................................    (13.0)        (11.8)           (38.1)        (25.9)
                                                           ---------     ---------       ----------     ---------

    Consolidated.......................................... $3,529.5      $3,307.5        $10,381.2      $9,581.3
                                                           =========     =========       ==========     =========

    OPERATING PROFIT (reconciled to income before taxes):

    Tissue................................................ $  335.4      $  263.7        $   961.0      $  806.7
    Personal Care.........................................    287.5         287.3            836.9         788.4
    Health Care and Other.................................     46.4          35.0            137.1         119.8
    Other income (expense), net...........................    (11.1)        162.3             88.5         183.1
    Unallocated Items - net...............................    (16.1)        (29.3)           (64.4)        (65.1)
                                                           ---------     ----------      ----------     ---------

    Total Operating Profit................................    642.1         719.0          1,959.1       1,832.9

       Interest income....................................      4.4           6.5             19.4          17.7
       Interest expense...................................    (58.8)        (53.6)          (162.2)       (161.7)
                                                           ---------     ----------      ----------     ---------

    Income Before Income Taxes............................ $  587.7      $  671.9        $ 1,816.3      $1,688.9
                                                           =========     ==========      ==========     =========


                                                             SEPTEMBER 30,        December 31,
                                                                 2000                1999
                                                             -------------        ------------

    ASSETS:

    Tissue.................................................. $ 6,496.4             $ 6,096.6
    Personal Care...........................................   3,523.9               3,234.8
    Health Care and Other(a)................................   2,553.3               1,679.0
    Unallocated and intersegment assets(b)..................   1,391.3               1,805.1
                                                             ---------             ---------

    Consolidated............................................ $13,964.9             $12,815.5
                                                             =========             =========


    (a) Health Care and Other for September 30, 2000 includes the assets of Safeskin Corporation ("Safeskin"). The acquisition of Safeskin, at a cost of approximately $750 million including the value of the common stock exchanged and other costs, was completed on February 8, 2000 and was accounted for as a purchase.

    (b) In June 2000, $220 million of notes receivable was transferred for cash to a nonconsolidated special purpose entity in which the Corporation has a minority voting interest. On March 31, 2000, the Corporation made an additional investment in Hogla-Kimberly, Limited ("Hogla") to gain a majority ownership. An approximate $58 million representing the Corporation's investment in Hogla was therefore reclassified from unallocated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Improvement and Other Programs

Kimberly-Clark Corporation (the "Corporation") has undertaken a number of actions in recent years to address ongoing business competitiveness by improving its operating efficiency and cost structure. In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan to, among other things, align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada and write down certain excess feminine care production equipment in North America. Certain assets, primarily a tissue manufacturing facility in the United Kingdom, which remained in use until its shutdown in October 2000, became subject to accelerated depreciation, some of which was recorded in the third quarter and nine months ended
September 30, 2000 and 1999.

The accelerated depreciation adjustments and other less significant adjustments related to these actions were charged to earnings in the following income statement categories for the periods indicated:



                                     Third Quarter                Nine Months
                                   Ended September 30           Ended September 30
                                  --------------------         --------------------
(Millions of dollars)              2000          1999           2000          1999
-----------------------            ----          ----           ----          ----

Cost of products sold............. $4.1          $36.2          $16.8         $60.5
General expense...................  1.4            1.6            4.2           4.4
Restructuring.....................    -          (18.4)             -         (16.9)
                                   ----          ------         -----         ------

   Total charges.................. $5.5          $19.4          $21.0         $48.0
                                   ====          ======         =====         ======


Unusual Items

For purposes of this Management's Discussion and Analysis, and in order to facilitate a meaningful discussion of the ongoing operations of the Corporation, the items summarized in the following table are considered to be unusual items ("Unusual Items").



                                                           Third Quarter                Nine Months
                                                         Ended September 30          Ended September 30
                                                        --------------------        --------------------
(Millions of dollars)                                    2000          1999          2000          1999
----------------------                                   ----          ----          ----          ----

Charges (credits) to operating profit:
   Business Improvement and Other Programs............. $ 5.5        $  19.4        $ 21.0       $  48.0
   Business integration and other costs................   5.7           13.4          23.1          13.4
   Litigation settlement...............................  14.6              -          14.6             -
   Patent settlement and accrued liability reversal....     -              -         (75.8)            -
   Mobile severance costs..............................     -              -             -           9.0
   Gains on disposal of assets.........................     -         (153.3)            -        (176.7)
                                                        -----        --------       -------      --------

      Total charges (credits).......................... $25.8        $(120.5)       $(17.1)      $(106.3)
                                                        =====        ========       =======      ========


- A description of the items included in Business Improvement and Other Programs is provided above.

- As part of the integration of acquired businesses, Attisholz Holding AG tissue brands, Ballard Medical Products ("Ballard") and Safeskin Corporation ("Safeskin"), the Corporation recorded certain costs, which were expensed as incurred, related to assimilating these operations. It is estimated that an additional $8 million of costs related to these activities will be incurred and expensed in 2000. In addition, in the first quarter of 2000 certain non-productive assets related to the 1999 shut down of the Mobile, Alabama pulp mill were determined to have lower salvage value than originally estimated. The write down to their revised estimated market value was charged to cost of products sold in the first quarter of 2000.

- In the third quarter of 2000, the Corporation reached an agreement to settle litigation and accordingly recorded a charge related to this settlement.

- In the first quarter of 2000, as part of settlement of a patent dispute, the Corporation was compensated for royalty income related to prior years.
   This settlement was recorded as other income. Also, certain estimated liabilities accrued in connection with a 1997 sale of a pulp and newsprint business were reversed to other income in the first quarter of 2000 because no claims had been made by the buyer and the accrual ceased to be required under the terms of the sale agreement.

- In 1999, the Corporation recorded severance costs related to the sale of its pulp and timberlands operation in the southeastern United States ("SET").

- In 1999, the Corporation recorded gains on the sales of SET and its pulp mill in Miranda, Spain ("Miranda").

Consolidated Income Statement Classification of Unusual Items:
--------------------------------------------------------------




                                                 Third Quarter                Nine Months
                                               Ended September 30          Ended September 30
                                              --------------------        --------------------
(Millions  of  dollars)                        2000          1999          2000          1999
-----------------------                        ----          ----          ----          ----

Cost of products sold........................ $ 4.3         $  45.6       $ 23.3       $  78.9
Advertising, promotion and selling expense...   2.0              .1          5.5            .1
Research expense.............................    .1               -           .1             -
General expense..............................   4.8             5.5         15.2           8.3
Restructuring................................     -           (18.4)           -         (16.9)
Other (income) expense, net..................  14.6          (153.3)       (61.2)       (176.7)
                                              -----         --------      -------      --------

   Total..................................... $25.8         $(120.5)      $(17.1)      $(106.3)
                                              =====         ========      =======      ========


The items displayed in the preceding table have been excluded from operating profit in the "Excluding Unusual Items" columns in the following Consolidated Operating Profit tables.


RESULTS OF OPERATIONS:

THIRD QUARTER OF 2000 COMPARED WITH THIRD QUARTER OF 1999

By Business Segment
(Millions of dollars)



NET SALES                    2000          1999
---------                    ----          ----

Tissue..................... $1,845.3      $1,769.4
Personal Care..............  1,374.9       1,323.2
Health Care and Other......    322.3         226.7
Intersegment Sales.........    (13.0)        (11.8)
                            ---------     ---------

Consolidated............... $3,529.5      $3,307.5
                            =========     =========




                                      2000                           1999
                             --------------------------     ------------------------
                               AS           EXCLUDING         As         Excluding
OPERATING PROFIT             REPORTED     UNUSUAL ITEMS     Reported   Unusual Items
-----------------            --------     -------------     --------   -------------

Tissue....................... $335.4         $340.2          $263.7       $290.2
Personal Care................  287.5          288.4           287.3        293.8
Health Care and Other........   46.4           51.9            35.0         37.1
Other income (expense), net..  (11.1)           3.5           162.3          9.0
Unallocated items - net......  (16.1)         (16.1)          (29.3)       (31.6)
                              -------        -------         -------      -------

Consolidated................. $642.1         $667.9          $719.0       $598.5
                              =======        =======         =======      =======


Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Consolidated net sales for the quarter were 6.7 percent higher than in 1999. Net sales would have increased approximately 10 percent if SET and Miranda, which were sold or closed in 1999, and the effects of changes in currency exchange rates were excluded, with improvement in each of the Corporation's core businesses and in every region of the world. Sales volumes, excluding the divestitures, were 7 percent higher, while selling prices increased about 3 percent.

- Worldwide sales of tissue products rose 4.3 percent from 1999. Excluding the revenues of the divested businesses and the effect of changes in currency exchange rates, sales increased approximately 8 percent, driven mainly by an increase in sales volumes of about 5 percent and a 4 percent rise in selling prices.

- Worldwide sales of personal care products were 3.9 percent higher than in 1999 and were up nearly 6 percent excluding the effect of changes in currency exchange rates. Sales volumes were more than 4 percent higher and selling prices rose about 2 percent.

- Worldwide sales of health care and other products rose 42.2 percent, primarily due to the acquisitions of Ballard and Safeskin.

Excluding the Unusual Items, operating profit rose 11.6 percent to $667.9 million in the third quarter of 2000 compared with $598.5 million in 1999.
The increase was achieved despite the impact of weaker currencies and significantly higher raw materials costs worldwide, particularly for oil-based goods and for fiber, which is used to make tissue and personal care products. Fiber costs alone were almost $80 million greater than in 1999. Operating profit as a percentage of net sales increased from 18.1 percent in 1999 to
18.9 percent in 2000.

- The increase in operating profit for the worldwide tissue segment was primarily due to the higher sales volumes and selling prices, lower promotion expense and manufacturing cost reductions which combined to more than offset higher fiber costs.

- The slight decline in operating profit for the worldwide personal care segment principally reflects the effect of higher raw materials costs and non-manufacturing expenses that offset the effect of increased sales volumes and selling prices.

- The increase in operating profit for the health care and other segment was principally due to the sales volumes related to the Ballard and Safeskin acquisitions, tempered by higher goodwill amortization.

By Geography
(Millions of dollars)



NET SALES                       2000          1999
----------                      ----          ----

North America................ $2,369.3      $2,199.8
Outside North America........  1,256.7       1,191.8
Intergeographic Sales........    (96.5)        (84.1)
                              ---------     ---------

Consolidated................. $3,529.5      $3,307.5
                              =========     =========





                                         2000                            1999
                               --------------------------     --------------------------
                                  AS          EXCLUDING          As          Excluding
OPERATING  PROFIT              REPORTED     UNUSUAL ITEMS     Reported     Unusual Items
-----------------              --------     -------------     --------     -------------

North America................. $560.0          $567.7          $478.3         $493.5
Outside North America.........  109.3           112.8           107.7          127.6
Other income (expense), net...  (11.1)            3.5           162.3            9.0
Unallocated items - net.......  (16.1)          (16.1)          (29.3)         (31.6)
                               -------         -------         -------        -------

Consolidated.................. $642.1          $667.9          $719.0         $598.5
                               =======         =======         =======        =======


Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Excluding the revenue of SET, net sales in North America increased about 8.5 percent primarily due to the higher sales volumes and selling prices for tissue products. In the tissue products segment sales volumes for consumer products grew nearly 10 percent, led by Kleenex Cottonelle bathroom tissue, Scott bathroom tissue and Scott paper towels. Additionally, sales volumes of away-from-home tissue products expanded at a double-digit rate for the third consecutive quarter. Third quarter sales of Huggies diapers reached the highest level of the year, but were slightly below a strong showing last year. In the middle of September 2000, the Corporation implemented an effective 6 percent price increase. Sales volumes of other personal care products were about even with last year. Depend and Poise incontinence care products continued to register increased volumes. However, sales of Kotex feminine care products were somewhat lower due to heavy competitive promotions.

- Net sales outside of North America, excluding the effect of changes in currency exchange rates, increased nearly 12 percent. In Europe, sales volumes of tissue products were down about 5 percent. This occurred early in the quarter when the Corporation implemented selling price increases and reduced promotional activity. Personal care sales volumes in Europe jumped by more than 15 percent, driven by strong sales of Huggies diapers and expansion of Pull-Ups training pants, Drynites youth pants and Little Swimmers swimpants into new geographies. In Asia, increased sales of Huggies diapers and Kotex feminine care products were strong contributors to the overall improvement in this region. Sales volumes also benefited from the consolidation of Hogla-Kimberly, Limited ("Hogla") in the second quarter of 2000 and the acquisition of S-K Corporation at the beginning of the third quarter.

- Excluding the Unusual Items in both years, operating profit in North America increased due to the higher sales volumes and selling prices for tissue products, the higher sales volumes for health care products, lower promotion costs and lower fringe benefit costs, primarily due to favorable returns on pension assets, that combined to more than offset higher raw material costs, principally fiber, and the lower diaper sales volumes.

- Excluding the Unusual Items in both years, operating profit outside North America declined primarily due to the lower tissue products sales volumes in Europe and the higher raw materials costs.

- Excluding the Unusual Items in both years, other income (expense), net decreased primarily due to unfavorable foreign currency effects.

Additional Income Statement Commentary:

- The cause of the increase in interest expense was about evenly split between higher interest rates and a higher average debt level.

-  Excluding the Unusual Items in both years, the effective tax rate was
   31.1 percent in the third quarter of 2000 compared with 32.0 in 1999. The lower effective tax rate was primarily due to tax initiatives and incentives.

- The Corporation's share of net income of equity companies in the third quarter was $52.4 million in 2000 compared with $42.8 million in 1999. The increase was primarily attributable to double-digit gains in sales and operating profit at Kimberly-Clark de Mexico, S.A. de C.V.

- On a diluted share basis, net income was $.81 per share in 2000 compared to $.89 per share in 1999, a decrease of 9.0 percent. Excluding the Unusual Items, earnings from operations were $.84 per share compared to $.75 in 1999, an increase of 12.0 percent.


FIRST NINE MONTHS OF 2000 COMPARED WITH FIRST NINE MONTHS OF 1999

By Business Segment
(Millions of dollars)



NET SALES                        2000           1999
---------                        ----           ----


Tissue....................... $ 5,423.3       $5,120.0
Personal Care................   4,034.0        3,821.9
Health Care and Other........     962.0          665.3
Intersegment Sales...........     (38.1)         (25.9)
                              ----------      ---------

Consolidated................. $10,381.2       $9,581.3
                              ==========      =========





                                          2000                             1999
                                  --------------------------     --------------------------
                                    AS           EXCLUDING         As           Excluding
OPERATING  PROFIT                 REPORTED     UNUSUAL ITEMS     Reported     Unusual Items
-----------------                 --------     -------------     --------     -------------

Tissue.......................... $  961.0       $  984.3        $  806.7       $  854.9
Personal Care...................    836.9          841.8           788.4          809.9
Health Care and Other...........    137.1          153.0           119.8          123.0
Other income (expense), net.....     88.5           27.3           183.1            6.4
Unallocated items - net.........    (64.4)         (64.4)          (65.1)         (67.6)
                                 ---------      ---------       ---------      ---------

Consolidated.................... $1,959.1       $1,942.0        $1,832.9       $1,726.6
                                 =========      =========       =========      =========


Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Consolidated net sales for the first nine months of 2000 were 8.3 percent higher than in 1999. Excluding the effects of changes in currency exchange rates and the net sales of the divested businesses, net sales were nearly 12 percent higher, primarily due to increased sales volumes.

- Worldwide sales of tissue products rose 5.9 percent from last year. Excluding the divested businesses, net sales were almost 8 percent higher. Increased sales volumes more than offset the unfavorable effect of currency exchange rates, principally in Europe.

- Worldwide sales of personal care products increased 5.5 percent over 1999, with all of the gain due to higher sales volumes outside North America.

- Worldwide sales of health care and other products increased primarily due to the Ballard and Safeskin acquisitions, while sales volume increases for the base business were largely offset by lower selling prices.

Excluding the Unusual Items, operating profit was 12.5 percent higher than in 1999 with improvement in each business segment. Operating profit as a percentage of net sales increased from 18.0 percent in 1999 to 18.7 percent in 2000.

- The higher operating profit for the worldwide tissue segment was primarily due to the increased sales volumes and selling prices and manufacturing cost improvements that combined to more than offset the higher cost of fiber.

- The higher operating profit for the worldwide personal care segment was due to the increased sales volumes and higher selling prices that more than offset higher raw materials and marketing costs, primarily outside North America.

- The higher operating profit for the health care and other segment was principally due to the sales volumes from the Ballard and Safeskin acquisitions reduced by higher goodwill amortization.

By Geography
(Millions of dollars)



NET SALES                        2000            1999
----------                       ----            ----

North America................ $ 6,972.0        $6,430.1
Outside North America........   3,696.1         3,405.8
Intergeographic Sales........    (286.9)         (254.6)
                              ----------       ---------

Consolidated................. $10,381.2        $9,581.3
                              ==========       =========






                                              2000                             1999
                                     --------------------------       ------------------------
                                        AS          EXCLUDING           As           Excluding
OPERATING  PROFIT                    REPORTED     UNUSUAL ITEMS       Reported     Unusual Items
-----------------                    --------     -------------       --------     -------------

North America...................... $1,622.5      $1,654.1            $1,417.5      $1,459.0
Outside North America..............    312.5         325.0               297.4         328.8
Other income (expense), net........     88.5          27.3               183.1           6.4
Unallocated items - net............    (64.4)        (64.4)              (65.1)        (67.6)
                                    ---------     ---------           ---------     ---------

Consolidated....................... $1,959.1      $1,942.0            $1,832.9      $1,726.6
                                    =========     ==========          ==========    ==========


Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Excluding the revenues of SET, net sales in North America increased nearly 10 percent, primarily due to higher sales volumes in the tissue and the health care and other segments.

- Net sales outside of North America increased primarily due to higher sales volumes that more than offset the unfavorable effect of currency exchange rates, principally in Europe.

- Excluding the Unusual Items in both years, operating profit in North America increased due to the higher sales volumes and manufacturing cost benefits for tissue products, the higher sales volumes for health care products and lower fringe benefit costs, primarily because of favorable returns on pension assets. These items combined to more than offset higher raw material costs, principally for fiber.

- Excluding the Unusual Items in both years, operating profit outside North America declined because higher raw material costs, primarily fiber, and increased promotion expense combined to more than offset the benefit of increased sales volumes.

- Excluding the Unusual Items in both years, other income (expense) net, increased due to gains on minor asset sales in 2000 and greater adverse currency effects in 1999.

Additional Income Statement Commentary:

-  Excluding the Unusual Items in both years, the effective tax rate was
   31.0 percent compared with 32.1 percent in 1999. The lower effective tax rate was primarily due to tax initiatives and incentives.

-  The Corporation's share of net income of equity companies improved
   5.9 percent from 1999. Increased earnings in Mexico and Australia were tempered by lower income from Brazil and the consolidation of Hogla in 2000. In 1999, there was a gain of approximately $5 million at Klabin Kimberly S.A. related to the devaluation of the Brazilian real.

- On a diluted share basis, net income was $2.46 per share in 2000 compared to $2.31 per share in 1999, an increase of 6.5 percent. Excluding the Unusual Items, earnings from operations were $2.45 per share compared to $2.19 per share in 1999, an increase of 11.9 percent.

LIQUIDITY AND CAPITAL RESOURCES

- Cash provided by operations in the first nine months of 2000 was essentially even with the prior year. Net income and net noncash items included in net income provided a higher level of cash inflows, offset by the timing and amount of payments for estimated taxes.

- On July 27, 2000, the Corporation issued $300 million aggregate principal amount of 7.10 percent notes due August 1, 2007.

- During the first nine months of 2000, the Corporation repurchased approximately 19.6 million shares of its common stock for about
   $1.1 billion, including nearly 5.6 million shares repurchased in the third quarter for $316 million.

- At September 30, 2000, total debt was $3.4 billion compared with $2.7 billion at December 31, 1999. Net debt (total debt net of cash and cash equivalents) was $3.2 billion at September 30, 2000 compared with $2.2 billion, that was also net of $220 million of notes receivable, at December 31, 1999. In June 2000, the $220 million of notes receivable were transferred for cash to a nonconsolidated special purpose entity in which the Corporation has a minority voting interest. This transfer resulted in no gain or loss. The Corporation's ratio of net debt to capital was 35.5 percent at September 30, 2000, which is within the target range of 30 to 40 percent.

- Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs in the foreseeable future.

NEW PRONOUNCEMENTS

The Emerging Issue Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus in 2000 with respect to accounting for certain sales incentives. Under the consensus, the face value of coupons issued to consumers and sales incentives offered to trade customers must be classified as a reduction in sales revenue. The Corporation has historically followed the practice of recording the cost of these incentives as promotion expense. The Corporation will adopt the consensus in the fourth quarter of 2000 and reclassify prior years' financial statements to conform to the revised classification. Prospective adoption of the consensus is not expected to have a material effect on the Corporation's consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, was issued in 1998 and amended in 2000 by SFAS 138, Accounting for Certain Derivative Instruments and Hedging Activities. The Corporation will adopt the amended standard January 1, 2001. The Corporation has completed an inventory of its derivative instruments, has determined which of these derivatives qualify for hedge accounting, and is in the process of finalizing the effects of adopting the amended standard. Based on the results of the analysis to date, adoption of the amended standard is not expected to have a material effect on the Corporation's consolidated financial position, results of operations or cash flows.

ENVIRONMENTAL MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business or results of operations.

OUTLOOK

The Corporation's operations in the third quarter of 2000 resulted in an all-time quarterly record for top-line and bottom-line results and the ninth consecutive quarter of double-digit growth in earnings per share from operations. Management plans to continue to build on that momentum with new product introductions and ongoing cost savings, while being mindful of the considerable challenges the Corporation faces from higher raw materials costs and foreign currency fluctuations. The negative impact of European currencies penalized operating results by 2 cents per share in the third quarter of 2000. Based on exchange rates as of late October, management believes that European currencies could have a negative impact on fourth quarter results of at least
3 cents per share. Nonetheless, management expects that results for the fourth quarter of 2000 will be another quarter of record earnings per share from operations. Management's objective for the future is for net sales to rise 6 to 8 percent annually, while targeting for earnings per share from operations to grow annually at a double-digit rate.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward looking and is based on various assumptions. Such information includes, without limitation, the business outlook, anticipated financial and operating results, cost savings and acquisitions, strategies, new product introductions, contingencies and contemplated transactions of the Corporation, including but not limited to, the adequacy of the business improvement and other plans announced in 1997 and 1998. These forward-looking statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of Part I, Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 entitled "Factors That May Affect Future Results."

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With respect to the away-from-home tissue products antitrust litigation described in Item 3. Legal Proceedings contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, the private class action plaintiffs in the federal litigation agreed in July 2000 to dismiss their complaints with prejudice pursuant to a settlement with defendants. The judge granted the parties' motion for preliminary approval of the settlement.

With respect to the Safeskin Corporation securities actions described in Item
1. Legal Proceedings contained in the Corporation's Form 10-Q for the period ended March 31, 2000, defendants' motion to dismiss was denied by the court in September 2000.


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



November 9, 2000