Form 10-K
period 2000-12-31
KIMBERLY CLARK CORP
filed 2001-03-23
CIK 55785

FORM  10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2000
                                      OR

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

      Registrant's telephone number, including area code: (972) 281-1200

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
---------------------------------     -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 16, 2001, 533,036,154 shares of common stock were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates on such date (based on the closing stock price on the New York Stock Exchange) was approximately $36 billion.

                                  (Continued)

FACING  SHEET
(CONTINUED)


DOCUMENTS  INCORPORATED  BY  REFERENCE

Kimberly-Clark Corporation's 2000 Annual Report to Stockholders and 2001 Proxy Statement contain much of the information required in this Form 10-K, and portions of those documents are incorporated by reference herein from the applicable sections thereof. The following table identifies the sections of this Form 10-K which incorporate by reference portions of the Corporation's 2000 Annual Report to Stockholders and 2001 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such documents are
incorporated  by  reference.    The  portions  of  such  documents  that  are
not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.


   DOCUMENT  OF  WHICH  PORTIONS                       ITEMS OF THIS FORM 10-K
  ARE  INCORPORATED  BY  REFERENCE                     IN WHICH INCORPORATED
----------------------------------          ----------------------------------

2000  Annual  Report  to  Stockholders      PART  I
   (Year  ended  December  31,  2000)         ITEM  1.  Business

                                            PART  II
                                              ITEM  5.  Market for the
                                                Registrant's Common Stock and
                                                Related Stockholder Matters

                                              ITEM  7.  Management's Discussion
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
                                                Supplementary  Data

                                            PART  IV
                                              ITEM  14. Exhibits, Financial
                                                Statement Schedules and Reports
                                                on Form 8-K


2001  Proxy  Statement                      PART  III
                                              ITEM  10. Directors and Executive
                                                Officers of the Registrant

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

-------------------------------------------------------------------------------
ITEM  1.  BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. As used in Items 1, 2 and 7 of this Form 10-K, the term "Corporation" refers to
Kimberly-Clark  Corporation  and  its  consolidated  subsidiaries.    In  the
remainder of this Form 10-K, the terms "Kimberly-Clark" or "Corporation" refer only to Kimberly-Clark Corporation. Financial information by business segment and geographic area, and information about principal products and markets of the Corporation, contained under the caption "Management's Discussion and Analysis" and in Note 15 to the Consolidated Financial Statements contained in the 2000 Annual Report to Stockholders, are incorporated in this Item 1 by reference.

RECENT DEVELOPMENTS. Historically, the Corporation has been engaged in a wide variety of diversified businesses, including the manufacture and sale of consumer products, paper and forest products, airline services and various other businesses. In recent years, the Corporation has made the transition to a global consumer products company based on the strategy of building its tissue, personal care and health care businesses. Since 1992, the Corporation has completed about 35 acquisitions in its core businesses and approximately 20 strategic divestitures, including the following transactions:

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

- On July 1, 1996, the Corporation purchased a 51 percent ownership interest in a personal care products joint venture, Kenko de Brasil.

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

PART  I
(Continued)

-------------------------------------------------------------------------------
ITEM  1.  BUSINESS  (Continued)

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

-  On  September  23,  1999,  the Corporation acquired Ballard Medical
   Products, a leading maker of disposable medical devices for respiratory care, gastroenterology and cardiology, at a cost of approximately $788 million, including the value of common stock exchanged and other costs of the transaction. This acquisition was accounted for as a purchase.

- On September 30, 1999, the Corporation completed the sale of approximately 460,000 acres of timberland in Alabama, Mississippi and Tennessee.

- On February 8, 2000, the Corporation acquired Safeskin Corporation ("Safeskin"), a leading maker of disposable gloves for health care, high-technology and scientific industries, in a merger transaction pursuant to which Safeskin shareholders received .1956 of a share of the Corporation's common stock for each share of Safeskin common stock.
   The transaction was valued at approximately $750 million and was accounted for as a purchase.

- On July 5, 2000, the Corporation acquired majority shares of privately held S-K Corporation of Taiwan, which holds trademark and distribution rights in Taiwan for the Corporation's global brands including Kleenex, Huggies and Kotex. Prior to the acquisition, the Corporation owned approximately 3 percent of S-K Corporation.

- On December 20, 2000, the Corporation purchased an additional 33.3 percent ownership interest in its Taiwanese affiliate, Taiwan Scott Paper Corporation, increasing its ownership interest to 100 percent.

- On January 31, 2001, the Corporation acquired Linostar S.p.A., a leading Italian-based diaper manufacturer that produces and markets Lines, Italy's second largest diaper brand.

In the fourth quarter of 1995, in connection with the Scott merger, the Corporation announced a plan to restructure the combined operations and to accomplish other business improvement objectives (the "1995 Plan"). The original estimated pretax cost of the 1995 Plan was $1,440 million and it was completed in 1998 at a pretax cost of $1,305 million.

On November 21, 1997, the Corporation announced a restructuring plan (the "1997 Plan"). The plan, among other things, resulted in the sale, closure or downsizing of 16 manufacturing facilities worldwide and a workforce reduction of approximately 3,740 employees. Costs for the 1997 Plan of $250.8 million and $414.2 million were recorded in 1998 and 1997, respectively, at the time costs became accruable

PART  I
(Continued)

-------------------------------------------------------------------------------
ITEM  1.  BUSINESS  (Continued)


under appropriate accounting principles. Included in such costs was accelerated depreciation charged to cost of products sold related to assets that were to be disposed of but which continued to be operated during 1997 and 1998. In 1999, the Corporation recorded a net credit of $16.7 million, which was composed of accelerated depreciation expense of $23.7 million, reductions in accrued costs of $31.9 million and lower asset write-offs and higher sales proceeds totaling $8.5 million, due to changes in estimates.

In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan (the "1998 Plan") to, among other things, further align tissue manufacturing capacity with demand in Europe, close a diaper manufacturing facility in Canada, shut down and dispose of a tissue machine in Thailand, write down certain excess feminine care production equipment in North America and reduce the Corporation's workforce by approximately 830 employees. Costs for the 1998 Plan of $18.2 million, $42.6 million and $49.1 million were recorded in 2000, 1999 and 1998, respectively, and charged to cost of products sold. The year 2000 costs are composed primarily of certain severance costs and charges for accelerated depreciation for the Corporation's Larkfield, U.K. tissue manufacturing facility that remained in use until it was shutdown in October 2000.

Pursuant to the 1998 Plan, through December 31, 2000, 814 employees were notified of the Corporation's plans to terminate their employment, and the costs of this workforce reduction were charged to earnings in the period in which such employee severance benefits were appropriately communicated.

The  1997  Plan  and  the  1998  Plan  were completed as of December 31, 2000.

DESCRIPTION OF THE CORPORATION. The Corporation is principally engaged in the manufacturing and marketing throughout the world of a wide range of consumer products. The Corporation also produces premium business correspondence and technical papers. Most of these products are made from natural and synthetic fibers using advanced technologies in fibers, nonwovens and absorbency.

The Corporation is organized into three global business segments: Tissue; Personal Care; and Health Care and Other.

The Tissue segment includes facial and bathroom tissue, paper towels, wipers and napkins for household and away-from-home use; wet wipes; printing, premium business and correspondence papers; and related products. Products in this business segment are sold under the Kleenex, Scott, Kimberly-Clark, Kleenex Cottonelle, Kleenex Viva, Huggies, Kimwipes, WypAll, Surpass and other brand names. In January 2001, the Corporation announced the launch of Cottonelle Fresh rollwipes, a dispersible pre-moistened wipe on a roll, which will be available Summer 2001.

The Personal Care segment includes disposable diapers, training and youth pants and swimpants; feminine and incontinence care products; and related products. Products in this business segment are primarily for household use and are sold under a variety of well-known brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

The Health Care and Other segment includes health care products, consisting of surgical gowns, drapes, exam gloves, infection control products, sterilization wraps, disposable face masks, respiratory products and other disposable medical products; specialty and technical papers; and other products. Products in this segment are sold under the Kimberly-Clark, Safeskin, Tecnol, Ballard, and other brand names.

PART  I
(Continued)

-------------------------------------------------------------------------------
ITEM  1.  BUSINESS  (Continued)

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

PATENTS AND TRADEMARKS. The Corporation owns various patents and trademarks registered domestically and in many foreign countries. The Corporation considers the patents and trademarks which it owns and the trademarks under which it sells certain of its products to be material to its business. Consequently, the Corporation seeks patent and trademark protection by all available means, including registration. A partial list of the Corporation's trademarks is included under the caption "Trademarks" contained in the 2000 Annual Report to Stockholders and is incorporated herein by reference.

RAW  MATERIALS.    Superabsorbent  materials  are  important  components  in
disposable diapers, training and youth pants and incontinence care products. Polypropylene and other synthetics and chemicals are the primary raw materials for manufacturing nonwoven fabrics, which are used in disposable diapers, training and youth pants, wet wipes, feminine pads, incontinence and health care products, and away-from-home wipers.

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

The Corporation owns or controls approximately 5.7 million acres of forestland in Canada, principally as a fiber source for pulp production, which is consumed internally within the tissue business. Approximately 1.0 million acres in the province of Nova Scotia are owned by the Corporation, and approximately 4.7 million acres, principally in the province of Ontario, are held under long-term Crown rights or leases.

COMPETITION.    For  a  discussion of the competitive environment in which the
Corporation conducts its business, see "Factors That May Affect Future Results
-  Competitive  Environment."

RESEARCH AND DEVELOPMENT. A major portion of total research and development expenditures is directed toward new or improved personal care, health care and
tissue  products,  and  nonwoven  materials.    Consolidated  research  and
development expense was $277.4 million in 2000, $249.8 million in 1999, and $224.8 million in 1998.

ENVIRONMENTAL  MATTERS.    Total  worldwide capital expenditures for voluntary
environmental  controls  or    controls  necessary  to  comply  with  legal
requirements relating to the protection of the environment at the Corporation's facilities are expected to be approximately $78 million in 2001 and $35 million in 2002. Of

PART  I
(Continued)

-------------------------------------------------------------------------------
ITEM  1.  BUSINESS  (Continued)

these amounts, approximately $18 million in 2001, and $9 million in 2002 are expected to be spent at facilities in the U.S. Approximately $.4 million of such expenditures in 2001 relate to compliance with the U.S. Environmental Protection Agency's ("EPA") Cluster Rule for sulfite pulping operations at the Corporation's Everett, Washington pulp mill. The remainder of the expected expenditures in the U.S. will be applied at various other production facilities of the Corporation for other environmental control system improvements. For facilities outside of the U.S., capital expenditures for environmental controls are expected to be $60 million in 2001 and $26 million in 2002.

Total worldwide operating expenses for environmental compliance are expected to be approximately $184 million in 2001 and $189 million in 2002. U.S. operating expenses are expected to be approximately $98 million in 2001 and $100 million in 2002. Operating expenses for facilities outside the U.S. are expected to be approximately $86 million in 2001 and $89 million in 2002. Operating expenses include pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs.

Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Corporation's total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in the Corporation's plans, changes in legal requirements or other factors.

In connection with certain divestitures, including those described in "Recent Developments," the Corporation has agreed to indemnify the purchasers of certain divested businesses against certain environmental liabilities.
Generally, these indemnification obligations apply only to environmental liabilities which are actually incurred by the purchaser within a specified time period after closing and are limited to a specified dollar amount of coverage. The Corporation has established appropriate accrued liabilities with respect thereto, and does not otherwise consider these obligations to be material.

EMPLOYEES.    In  its  worldwide  consolidated operations, the Corporation had
66,300  employees  as  of  December  31,  2000.

Approximately 22 percent of the Corporation's United States workforce and approximately 25 percent of the Corporation's non-United States workforce are represented by unions. In the U.S., the largest concentration of union membership is with the Paper, Allied-Industrial, Chemical & Energy Workers
International  Union  (PACE).    Other  employees  are  represented  by  the
International Brotherhood of Electrical Workers (IBEW), the International Association of Machinists and Aerospace Workers (IAM), the Association of Western Pulp and Paper Workers (AWPPW), and various independent unions. The Corporation's collective bargaining agreements typically have a term of 5 to 6 years and provide for wage and fringe benefit increases during the term. The agreements have staggered termination dates.

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

PART  I
(Continued)

-------------------------------------------------------------------------------
ITEM  1.  BUSINESS  (Continued)

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

Certain matters discussed in this Form 10-K, or documents a portion of which are incorporated herein by reference, concerning, among other things, the business outlook, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation's results will be as estimated.

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

COMPETITIVE ENVIRONMENT. The Corporation experiences intense competition for sales of its principal products in its major markets, both domestically and internationally. The Corporation's products compete with widely advertised, well-known, branded products, as well as private label products, which are typically sold at lower prices. The Corporation has several major competitors in most of its markets, some of which are larger and more diversified than the Corporation. The principal methods and elements of competition include brand recognition and loyalty, product quality and performance, price, marketing and distribution capabilities. Inherent risks in the Corporation's competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of recent consolidations of retailers and distribution channels, and competitive reaction. Aggressive competitive reaction may lead to increased advertising and promotional spending by the Corporation in order to maintain market share. Increased competition with respect to pricing would reduce revenue and could have an adverse impact on the Corporation's financial results. In addition, the Corporation relies on the development and introduction of new or improved products as a means of achieving and/or maintaining category leadership. In order to maintain its competitive position, the Corporation must develop technology to support its products.

COST SAVING STRATEGY. A significant portion of the Corporation's anticipated cost savings are expected to result from operating efficiencies. There can be no assurance that such cost savings and efficiencies will be achieved.

RAW MATERIALS. Cellulose fiber, in the form of kraft pulp or recycled fiber, is used extensively in the Corporation's tissue and paper products and is subject to significant price fluctuations due to the cyclical nature of the pulp markets. Recycled fiber accounts for approximately 25 percent of the
Corporation's  overall  fiber  requirements.    On  a  worldwide  basis,  the
Corporation has reduced its internal supply of pulp to approximately 40 percent of its virgin fiber requirements.

The Corporation still intends to reduce its level of pulp integration, when market conditions permit, to approximately 25 percent, and such a reduction in pulp integration, if accomplished, could increase the Corporation's commodity price risk. Specifically, increases in pulp prices could adversely affect the Corporation's earnings if selling prices for its finished products are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.

PART  I
(Continued)

-------------------------------------------------------------------------------
ITEM  1.  BUSINESS  (Continued)

ENERGY COSTS. The Corporation's manufacturing operations utilize electricity, natural gas and petroleum-based fuels. To insure that it uses all forms of energy cost-effectively, the Corporation maintains ongoing energy efficiency improvement programs at all of its manufacturing sites and also provides expert staff assistance to operating units in negotiating favorable utility and other energy supply agreements. The Corporation's contracts with energy suppliers vary as to price, payment terms, quantities and duration. Kimberly-Clark's energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. There can be no assurance that the Corporation will be fully protected against substantial changes in the price or availability of energy sources, especially in light of recent instability in energy markets. See also Item 3. Legal Proceedings for discussion of Mobile Energy Services Company, LLC.

ACQUISITION STRATEGY. The Corporation's anticipated financial results and business outlook are dependent in part upon the availability of suitable
acquisition  candidates.    The  Corporation  could  encounter  significant
challenges in locating suitable acquisition candidates that are consistent with its strategic objectives and will contribute to its long-term success. Furthermore, there can be no assurance that any such acquired business can or will be successfully integrated with the Corporation's businesses in order to provide anticipated synergies and earnings growth.

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

FOREIGN MARKET RISKS. Because the Corporation and its equity companies have manufacturing facilities in 41 countries and their products are sold in more than 150 countries, the Corporation's results may be substantially affected by foreign market risks. The Corporation is subject to the impact of economic and political instability in developing countries. The extremely competitive situation in European personal care and tissue markets, and the challenging economic environments in Mexico and developing countries in eastern Europe, Asia and Latin America, may slow the Corporation's sales growth and earnings potential. In addition, the Corporation is subject to the strengthening and weakening of various currencies against each other and local currencies versus the U.S. dollar. Transaction exposure, arising from transactions and commitments denominated in non-local currency, is selectively hedged (through foreign currency forward, swap and option contracts). See "Management's Discussion and Analysis - Market Risk Sensitivity and Inflation Risks", contained in the 2000 Annual Report to Stockholders, which is incorporated herein by reference. Translation exposure for the Corporation with respect to foreign operations is generally not hedged. There can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

CONTINGENCIES. The costs and other effects of pending litigation and administrative actions against the Corporation cannot be determined with certainty. Although management believes that no such proceedings will have a material adverse effect on the Corporation, there can be no assurance that the outcome of such proceedings will be as expected. See "Item 3. Legal Proceedings."

PART  I
(Continued)

-------------------------------------------------------------------------------
ITEM  2.    PROPERTIES

Management believes that the Corporation's production facilities are suitable for their purpose and adequate to support its businesses. The extent of utilization of individual facilities varies, but they generally operate at or near capacity, except in certain instances such as when new products or technology are being introduced or when mills are being shut down. Certain facilities of the Corporation are being expanded. Various facilities contain pollution control, solid waste disposal and other equipment which have been financed through the issuance of industrial revenue or similar bonds and are held by the Corporation under lease or installment purchase agreements.

The principal facilities of the Corporation (including the Corporation's equity companies) and the products or groups of products made at such facilities are as follows:

HEADQUARTERS  LOCATIONS
Dallas,  Texas
Roswell,  Georgia
Neenah,  Wisconsin
Reigate,  United  Kingdom
Bangkok,  Thailand

ADMINISTRATIVE  CENTER
Knoxville,  Tennessee

WORLDWIDE  PRODUCTION  AND  SERVICE  FACILITIES

UNITED  STATES

ALABAMA
     Mobile  -  tissue  products
ARIZONA
     Tucson  -  health  care  products
ARKANSAS
     Conway - feminine care, incontinence care and nonwovens Maumelle - wet wipes and nonwovens
CALIFORNIA
     Escondido  -  printing  inks
     Fullerton  -  tissue  products
     San  Diego  -  health  care  products
CONNECTICUT
     New  Milford  -  diapers  and  tissue  products
GEORGIA
     LaGrange  -  nonwovens
IDAHO
      Pocatello  -  respiratory  care  and  gastroenterology  products
KENTUCKY
     Owensboro  -  tissue  products
MICHIGAN
     Munising  -  technical  papers
MISSISSIPPI
     Corinth  -  nonwovens,  wipers  and  towels
     Hattiesburg  -  tissue  products

PART  I
(Continued)

-------------------------------------------------------------------------------

ITEM  2.    PROPERTIES  (Continued)

NORTH  CAROLINA
     Hendersonville  -  nonwovens
     Lexington  -  nonwovens
OHIO
     Piqua  -  printing  inks
OKLAHOMA
     Jenks  -  tissue  products
PENNSYLVANIA
     Chester  -  tissue  products
SOUTH  CAROLINA
     Beech  Island  -  diapers  and  tissue  products
TENNESSEE
     Loudon  -  tissue  products
TEXAS
     Del  Rio  -  health  care  products
     Fort  Worth  -  health  care  products
     Paris  -  diapers,  training  and  youth  pants
     San  Antonio  -  personal  cleansing  products  and  systems
UTAH
     Draper  -  respiratory  care  and  gastroenterology  products
     Ogden  -  diapers
VERMONT
     East  Ryegate  -  technical  papers
WASHINGTON
     Everett  -  tissue  products  and  pulp
WISCONSIN
     Marinette  -  tissue  products
     Neenah  - diapers, training and youth pants, feminine care, incontinence care, business  and  correspondence  papers  and  nonwovens
     Whiting  -  business  and  correspondence  papers

OUTSIDE  THE  UNITED  STATES

ARGENTINA
    *Bernal  -  tissue  products
     Pilar  -  feminine  care  and  incontinence  care
     San  Luis  -  diapers
AUSTRALIA
    *Albury  -  nonwovens
    *Ingleburn  -  diapers
    *Lonsdale - diapers, incontinence care and feminine care *Millicent - pulp and tissue products
    *Tantanoola  -  pulp
    *Warwick  Farm  -  tissue  products
BAHRAIN
    *East  Riffa  -  tissue  products


    *  Equity  company  production  facility

PART  I
(Continued)

-------------------------------------------------------------------------------

ITEM  2.    PROPERTIES  (Continued)

BELGIUM
     Duffel  -  tissue  products
BOLIVIA
     La  Paz  -  tissue  products
     Santa  Cruz  -  diapers,  feminine  care  and  tissue  products
BRAZIL
    *Bahia  -  tissue  products
     Barueri  -  wet  wipes
    *Correia  Pinto  -  tissue  products
    *Cruzeiro  -  tissue  products
    *Mogi  das  Cruzes  -  tissue  products
     Porto  Alegre  -  feminine  care
    *Sao  Paulo  -  tissue  products
     Suzano  -  diapers,  incontinence  care
CANADA
     Huntsville,  Ontario  -  tissue  products  and  wipers
     New  Glasgow,  Nova  Scotia  -  pulp
     St.  Hyacinthe,  Quebec  -  feminine  care
     Terrace  Bay,  Ontario  -  pulp
CHILE
     Colina  -  tissue  products
     Santiago  -  diapers,  feminine  care
CHINA
     Beijing  -  feminine  care  and  diapers
     Chengdu  -  feminine  care
     Guangzhou  -  tissue  products
     Handan  -  feminine  care
     Nanjing  -  feminine  care
     Shanghai  -  tissue  products
     Shenyang  -  feminine  care
     Wuhan  -  feminine  care
COLOMBIA
     Barbosa - tissue products, business, notebooks and correspondence papers Guarne - tissue products
     Pereira - tissue products, feminine care, incontinence care and diapers Tocancipa - diapers
    *Villa  Rica  -  diapers  and  incontinence  care
COSTA  RICA
     Belen  -  tissue  products
     Cartago  -  diapers  and  feminine  care
CZECH  REPUBLIC
     Jaromer  -  diapers  and  incontinence  care
     Litovel  -  feminine  care
DOMINICAN  REPUBLIC
     Santo  Domingo  -  tissue  products



    *  Equity  company  production  facility

PART  I
(Continued)

-------------------------------------------------------------------------------

ITEM  2.    PROPERTIES  (Continued)

ECUADOR
     Babahoyo  -  tissue  products
     Mapasingue  -  tissue  products,  diapers  and  feminine  care
EL  SALVADOR
     Sitio del Nino  -  tissue  products
FRANCE
     Rouen  -  tissue  products
     Villey-Saint-Etienne  -  tissue  products
GERMANY
     Forchheim  -  feminine  care  and  incontinence  care
     Koblenz  -  tissue  products
     Mainz  -  tissue  products
     Reisholz  -  tissue  products
GUATEMALA
     Poza Verde  -  tissue  products
HONDURAS
     Villanueva  -  health  care  products
INDIA
    *Pune  -  feminine  care  and  diapers
INDONESIA
     Jakarta  -  tissue  products
    *Medan  -  specialty  papers
ISRAEL
     Afula  -  diapers,  feminine  care  and  incontinence  care
     Hadera  -  tissue  products
ITALY
     Alanno  -  tissue  products
     Romagnano  -  tissue  products
     Villanovetta  -  tissue  products
JAPAN
     Shinga  -  soap
KOREA
     Anyang - feminine care, diapers and tissue products Kimcheon - tissue products and nonwovens
     Taejon  -  feminine  care  and  diapers
MALAYSIA
     Kluang  -  tissue  products,  feminine  care  and  diapers











    *  Equity  company  production  facility

PART  I
(Continued)

-------------------------------------------------------------------------------
ITEM  2.    PROPERTIES  (Continued)

MEXICO
     Acuna  -  health  care  products
    *Bajio  -  tissue  products,  fine  papers  and  notebooks
    *Cuautitlan  -  feminine  care,  diapers  and  nonwovens
    *Ecatepec  -  tissue  products
     Empalme  -  health  care  products
     Magdalena  -  health  care  products
    *Morelia  -  tissue  products,  pulp  and  fine  papers
    *Naucalpan  -  tissue  products,  diapers  and  feminine  care
     Nogales  -  health  care  products
    *Orizaba  -  tissue  products,  fine  papers  and  pulp
    *Ramos  Arizpe  -  tissue  products  and  diapers
    *San  Rafael  -  tissue  products  and  fine  papers
    *Texmelucan  -  tissue  products
     Tijuana  -  printing  inks
    *Tlaxcala  -  diapers
PERU
     Puente  Piedra  -  tissue  products
     Santa  Clara  -  tissue  products
     Villa  Chorrillos  -  diapers,  feminine  care  and  incontinence  care
PHILIPPINES
     San Pedro, Laguna - feminine care, diapers, tissue products and specialty papers
SAUDI  ARABIA
    *Al-Khobar  -  diapers,  feminine  care  and  tissue  products
SLOVAK  REPUBLIC
     Piestany  -  health  care  products
SOUTH  AFRICA
     Cape Town - tissue products, feminine care and incontinence care Springs - tissue products and diapers
SPAIN
     Aranguren  -  tissue  products
     Arceniega  -  tissue  products,  personal  cleansing products and systems
     Calatayud  -  diapers
     Telde, Canary  Islands  -  tissue  products
     Salamanca  -  tissue  products
SWITZERLAND
     Balsthal  -  tissue  products  and  specialty  papers
     Niederbipp  -  tissue  products
     Reichenburg  -  tissue  products
TAIWAN
     Chung  Li  -  tissue  products,  feminine  care  and  diapers
     Hsin-Ying  -  tissue  products
     Neihu  -  feminine  care,  diapers
     Ta-Yuan  -  tissue  products




    *  Equity  company  production  facility

PART  I
(Continued)

-------------------------------------------------------------------------------

ITEM  2.    PROPERTIES  (Continued)

THAILAND
     Hat  Yai  -  disposable  gloves
     Pathumthani - feminine care, diapers and tissue products Samut Prakarn - tissue products
TURKEY
     Istanbul  -  diapers
UNITED  KINGDOM
     Barrow  -  tissue  products
     Barton-upon-Humber  -  diapers
     Flint  -  tissue  products  and  nonwovens
     Northfleet  -  tissue  products
VENEZUELA
     Maracay  -  tissue  products  and  diapers
VIETNAM
     Binh Duong  -  feminine  care
     Hanoi  -  feminine  care

PART  I
(Continued)

-------------------------------------------------------------------------------
ITEM  3.  LEGAL  PROCEEDINGS

The following is a brief description of certain legal and administrative proceedings to which the Corporation or its subsidiaries is a party or to which the Corporation's or its subsidiaries' properties are subject:

On May 13, 1997, the State of Florida, acting through its attorney general, filed a complaint in the Gainesville Division of the United States District Court for the Northern District of Florida alleging that manufacturers of tissue products for away-from-home use, including the Corporation and Scott, agreed to fix prices by coordinating price increases for such products. Following Florida's complaint, similar actions by the States of Maryland, New York and West Virginia, as well as approximately 45 class action complaints, were filed in various federal and state courts around the United States.

The  actions  by  the States of Florida, Maryland, New York and West Virginia,
the private plaintiffs in Minnesota and the federal private class action plaintiffs were dismissed with prejudice pursuant to settlements with defendants. A settlement was reached in the California class action litigation and was preliminarily approved by the judge in December 2000. With respect to the only remaining litigation, filed in Tennessee on behalf of a purported class of indirect purchasers of commercial products, the Corporation has answered the complaint and has denied the allegations contained therein as well as any liability.

On February 8, 2000, the Corporation completed the acquisition of Safeskin. Approximately 300 product liability lawsuits seeking monetary damages, in most cases of an unspecified amount, were pending in federal and state courts against Safeskin. Safeskin is typically one of several defendants who manufacture or sell natural rubber latex gloves. These lawsuits allege injuries ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by health care workers and other individuals while performing their duties. Safeskin has referred the defense of these lawsuits to its insurance carriers.

Since March 11, 1999, numerous lawsuits (collectively the "Securities Actions") have been filed in the U.S. District Court for the Southern District of California against Safeskin and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Securities Actions were brought by plaintiffs in their individual capacities and on behalf of a purported class of persons who purchased or otherwise acquired Safeskin publicly traded securities during various periods occurring prior to the Corporation's acquisition of Safeskin. The suits allege that plaintiffs purchased Safeskin securities at prices artificially inflated by defendants' misrepresentations and omissions concerning Safeskin's financial condition and prospects and seek an unspecified amount of damages. Defendants' motion to dismiss was denied and discovery is proceeding.

In addition, a shareholder derivative action has been filed against certain of Safeskin's directors, and Safeskin as a nominal defendant, in the Supreme Court of the State of California, San Diego County (the "Derivative Action"). The Derivative Action alleges breach of fiduciary duty, waste of corporate assets and gross negligence in connection with Safeskin's stock repurchase program and seeks an unspecified amount of damages. The court has stayed discovery in the Derivative Action so that it can be coordinated with discovery in the Securities Actions. Safeskin has referred the defense of the Derivative Action and the Securities Actions to its insurance carriers.

PART  I
(Continued)

-------------------------------------------------------------------------------
ITEM  3.  LEGAL  PROCEEDINGS  (Continued)

On April 14, 2000, a complaint was filed by Anne Meader and others against KCTC and others in the State of Maine Superior Court. Nineteen plaintiffs seek compensation for injuries allegedly caused by exposure to substances emitted by the defendants' mills, including two former KCTC mills, and from the Central Maine Disposal Landfill in Fairfield, Maine.

The Corporation intends to contest the foregoing claims vigorously and, in management's opinion, they are not, individually or in the aggregate, expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

In connection with the Mobile pulp mill closure, on May 5, 1998, the Corporation gave notice to Mobile Energy Services Company, L.L.C. ("MESC") of its intent to terminate a long-term energy services contract. On January 14, 1999, MESC and related parties (the "Debtors") filed for Chapter 11 bankruptcy protection and instituted an action in the United States Bankruptcy Court in Mobile, Alabama against KCTC claiming unspecified damages in connection with the pulp mill closure. The Debtors, as debtors-in-possession, own a cogeneration complex that provides energy services to KCTC's Mobile facility. The complaint alleges that: (i) the sale of the cogeneration complex by KCTC to MESC in December 1994 was a fraudulent transfer; (ii) KCTC cannot effect a pulp mill closure while it continues to operate the wastewater treatment facility and "produce pulp" at the Mobile facility; (iii) Kimberly-Clark's announced pulp mill closure was a repudiation of the site operating agreements; (iv) KCTC breached the master operating agreement by failing to give MESC reasonable assistance in developing new business opportunities for the energy complex after Kimberly-Clark announced the pulp mill closure; (v) KCTC failed to allow the sale of the Mobile pulp mill; and (vii) K-C's announcement of the pulp mill closure in May 1998 was a fraudulent transfer. The complaint does not specify the amount of damages demanded.

On December 31, 1999, a joint motion ("the Motion") was filed with the U.S. Bankruptcy Court ("the Court") seeking approval of a settlement agreement and compromise of claims and pending litigation against KCTC arising from the closure of the pulp mill and termination of the energy services contract. Under the proposed settlement agreement, KCTC agreed to pay MESC at closing approximately $30 million, subject to certain adjustments. The Court granted the Motion on January 24, 2000. Closing of the settlement would be subject to, among other conditions, the Debtors filing a plan of reorganization from bankruptcy and the ultimate approval of that plan by the Court. The approximate $30 million payment, which will be accrued when the conditions for settlement are met, is in addition to $24.3 million previously accrued by the Corporation. In addition, the proposed settlement provides, among other things, an agreement by MESC to provide energy to the Corporation's Mobile tissue mill at market rates.

In August 2000, the Debtors filed a plan of reorganization with the Court that would implement the settlement agreement. During the fourth quarter of 2000, several crucial elements of the Debtors' plan became no longer viable. As a result, the Debtors have sought and received from the Court and the Corporation several extensions of deadlines contained in the settlement agreement.

Because of uncertainty involving the Debtors' business prospects, the Corporation has developed contingency plans seeking to minimize disruption to its Mobile operations in the event that MESC is unable or unwilling to supply energy to the Mobile tissue mill. In the absence of the settlement agreement, the litigation and arbitration proceedings between the Corporation and Debtors could resume. The outcome of the MESC litigation, arbitration and settlement is not expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

PART  I
(Continued)

-------------------------------------------------------------------------------
ITEM  3.  LEGAL  PROCEEDINGS  (Continued)

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

PART  I
(Continued)

-------------------------------------------------------------------------------
ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.


EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The names and ages of the executive officers of the Corporation as of March 1, 2001, together with certain biographical information, are as follows:

ROBERT E. ABERNATHY, 46, was elected Group President effective January 1, 1997. He is responsible for the global health care business, nonwovens manufacturing and research, the technical paper business and corporate research and development. Mr. Abernathy joined the Corporation in 1982. His past responsibilities in the Corporation have included operations and major project management in North America. He was appointed Vice President-North American Diaper Operations in 1992 and Managing Director of Kimberly-Clark Australia Pty. Limited in 1994.

JOHN W. DONEHOWER, 54, was elected Senior Vice President and Chief Financial Officer in 1993. Mr. Donehower joined the Corporation in 1974. He was appointed Director of Finance - Europe in 1978, Vice President, Marketing and Sales - Nonwovens in 1981, Vice President, Specialty Papers in 1982, Managing Director, Kimberly-Clark Australia Pty. Limited in 1982, and Vice President, Professional Health Care, Medical and Nonwoven Fabrics in 1985. He was appointed President, Specialty Products - U.S. in 1987, and President - World Support Group in 1990. Mr. Donehower is a director of Eastman Chemical Co. and Factory Mutual Insurance Company.

O. GEORGE EVERBACH, 62, was elected Senior Vice President - Law and Government Affairs in 1988. Mr. Everbach joined the Corporation in 1984. His responsibilities have included direction of legal, human resources and administrative functions. He was elected Vice President and General Counsel in 1984; Vice President, Secretary and General Counsel in 1985; and Senior Vice President and General Counsel in 1986.

THOMAS J. FALK, 42, has served as President and Chief Operating Officer of the Corporation since his election on November 16, 1999. He previously had been elected Group President - Global Tissue, Pulp and Paper in 1998, where he was responsible for the Corporation's global tissue businesses. He also was responsible for the Wet Wipes and Neenah Paper sectors, Pulp Operations and Consumer Business Services, Environment and Energy and Human Resources organizations. Mr. Falk joined the Corporation in 1983 and has held other senior management positions in the Corporation. Mr. Falk is a member of the University of Wisconsin - Madison School of Business Dean's Advisory Board. He has been a director of the Corporation since 1999.

WAYNE R. SANDERS, 53, has served as Chief Executive Officer of the Corporation since 1991 and Chairman of the Board of the Corporation since 1992. He previously had been elected President and Chief Operating Officer in 1990. Employed by the Corporation since 1975, Mr. Sanders also has held various other senior management positions in the Corporation. Mr. Sanders is a director of Adolph Coors Company, Coors Brewing Company and Texas Instruments Incorporated. He also is a member of the Marquette University Board of Trustees and is Chairman of the Southwest Region, and a member of the Board of Governors, of the Boys and Girls Clubs of America. He has been a director of the Corporation since 1989.

PART  I
(Continued)

-------------------------------------------------------------------------------
EXECUTIVE  OFFICERS  OF  THE  REGISTRANT  (Continued)

KATHI P. SEIFERT, 51, was elected Executive Vice President in November 1999. She is responsible for the Infant Care, Child Care, Feminine Care, and Adult Care business sectors, the Safety and Quality Assurance team and the U.S. and Canadian Sales organizations, and leads a team responsible for the
Corporation's  global  personal  care  businesses.    Ms.  Seifert  joined
Kimberly-Clark in 1978. Her responsibilities in the Corporation have included various marketing positions within the Away From Home, Consumer Tissue and Feminine Care business sectors. She was appointed President - Feminine Care Sector in 1991, was elected Group President - Feminine and Adult Care in 1994, elected Group President - North American Consumer Products in January 1995, elected Group President - North American Personal Care Products in July 1995 and elected Group President - Global Personal Care Products in April 1998.
Ms. Seifert is a member of the Board of Directors of Eli Lilly and Company, Aid Association for Lutherans and Fox Cities Performing Arts Center.

PART  II

-------------------------------------------------------------------------------
ITEM  5.    MARKET  FOR  THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The dividend and market price data included in Note 13 to the Consolidated Financial Statements, and the information set forth under the captions "Dividends and Dividend Reinvestment Plan" and "Stock Exchanges" contained in the 2000 Annual Report to Stockholders are incorporated in this Item 5 by reference.

As of March 16, 2001, the Corporation had 48,090 holders of record of its common stock.

PART  II
(Continued)

-------------------------------------------------------------------------------
ITEM  6.    SELECTED  FINANCIAL  DATA




                                                        Year Ended December 31
(Millions of dollars,                     -----------------------------------------------------
except per share amounts)                      1996       1997       1998       1999       2000
-----------------------------------------------------------------------------------------------

Net Sales. . . . . . . . . . . . . . .    $13,149.1  $12,546.6  $12,297.8  $13,006.8  $13,982.0
Gross Profit . . . . . . . . . . . . .      4,688.5    4,607.6    4,597.6    5,325.2    5,753.5
Operating Profit . . . . . . . . . . .      1,666.0    1,486.1    1,697.7    2,435.4    2,633.8
Share of Net Income of
  Equity Companies . . . . . . . . . .        152.4      157.3      137.1      189.6      186.4
Income from Continuing
  Operations Before
  Extraordinary Items and
  Cumulative Effect of
  Accounting Change. . . . . . . . . .      1,035.4      985.4    1,114.3    1,668.1    1,800.6
  Per Share Basis:
    Basic. . . . . . . . . . . . . . .         1.84       1.77       2.02       3.11       3.34
    Diluted. . . . . . . . . . . . . .         1.83       1.76       2.01       3.09       3.31
Net Income . . . . . . . . . . . . . .      1,035.4    1,002.9    1,103.1    1,668.1    1,800.6
  Per Share Basis:
    Basic. . . . . . . . . . . . . . .         1.84       1.80       2.00       3.11       3.34
    Diluted. . . . . . . . . . . . . .         1.83       1.79       1.99       3.09       3.31
Cash Dividends Per Share
  Declared . . . . . . . . . . . . . .          .92        .96       1.00       1.04       1.08
  Paid . . . . . . . . . . . . . . . .          .92        .95        .99       1.03       1.07
Total Assets . . . . . . . . . . . . .    $11,820.4  $11,417.1  $11,687.8  $12,815.5  $14,479.8
Long-Term Debt . . . . . . . . . . . .      1,738.6    1,803.9    2,068.2    1,926.6    2,000.6
Stockholders' Equity . . . . . . . . .      4,595.0    4,340.3    4,031.5    5,093.1    5,767.3

                       NOTES TO SELECTED FINANCIAL DATA

(1)  Included in the selected financial data for 1996 are the following items:


                                                                           Diluted
                                                  Gross   Operating   Net  Net Income
 (Millions of dollars, except per share amounts)  Profit  Profit    Income per Share
 ------------------------------------------------------------------------------------

  Charges for business improvement and other
    programs . . . . . . . . . . . . . . . . . .  $154.2  $429.9   $328.6
  Gains on asset disposals . . . . . . . . . . .       -   (93.6)   (72.6)
  Change in value of Mexican peso. . . . . . . .       -       -      2.3
  Restructuring of Mexican operations. . . . . .       -       -      5.5
                                                  ------  -------  -------

    Total. . . . . . . . . . . . . . . . . . . .  $154.2  $336.3   $263.8   $.46
                                                  ======  =======  =======  ====

PART  II
ITEM  6.    SELECTED  FINANCIAL  DATA  (Continued)

-------------------------------------------------------------------------------
NOTES  TO  SELECTED  FINANCIAL  DATA

(2)  Included in the selected financial data for 1997 are the following items:


                                                                           Diluted
                                                  Gross   Operating   Net  Net Income
 (Millions of dollars, except per share amounts)  Profit  Profit    Income per Share
 ------------------------------------------------------------------------------------

  Charges for business improvement and other
    programs . . . . . . . . . . . . . . . . . .  $128.8  $478.3   $366.3
  Gain on asset disposal . . . . . . . . . . . .       -   (26.5)   (16.8)
  Gain on sale of K-C de Mexico's Regio business       -       -    (16.3)
  Extraordinary gains, net of income taxes . . .       -       -    (17.5)
                                                  ------  -------  -------

    Total. . . . . . . . . . . . . . . . . . . .  $128.8  $451.8   $315.7   $.57
                                                  ======  =======  =======  ====




(3)  Included in the selected financial data for 1998 are the following items:


                                                                           Diluted
                                                  Gross   Operating   Net  Net Income
 (Millions of dollars, except per share amounts)  Profit  Profit    Income per Share
 ------------------------------------------------------------------------------------

  Charges for business improvement and other
    programs . . . . . . . . . . . . . . . . . .  $191.6  $ 377.8   $276.8
  Mobile pulp mill fees and related severance. .    42.3     42.3     25.9
  Gain on asset disposal . . . . . . . . . . . .       -   (140.0)   (78.3)
  Change in value of Mexican peso. . . . . . . .       -        -      9.2
  Cumulative effect of accounting change, net of
    income taxes . . . . . . . . . . . . . . . .       -        -     11.2
                                                  ------  -------  -------

    Total. . . . . . . . . . . . . . . . . . . .  $233.9  $ 280.1   $244.8   $.45
                                                  ======  =======   ======   ====




(4)  Included in the selected financial data for 1999 are the following items:


                                                                           Diluted
                                                  Gross   Operating   Net  Net Income
 (Millions of dollars, except per share amounts)  Profit  Profit    Income per Share
 ------------------------------------------------------------------------------------

  Charges for business improvement and other
    programs. . . . . . . . . . . . . . . . .  $ 69.0  $  47.8   $  35.6
  Business integration and other costs. . . .    11.2     22.6      14.5
  Mobile pulp mill fees and related severance     9.0      9.0       5.6
  Gains on asset disposals. . . . . . . . . .       -   (176.7)   (112.3)
                                               ------  -------   -------

    Total . . . . . . . . . . . . . . . . . .  $ 89.2  $ (97.3)  $ (56.6)  $(.11)
                                               ======  =======   =======   =====

PART  II
ITEM  6.    SELECTED  FINANCIAL  DATA  (Continued)

-------------------------------------------------------------------------------
NOTES  TO  SELECTED  FINANCIAL  DATA

(5)  Included in the selected financial data for 2000 are the following items:


                                                                            Diluted
                                                   Gross   Operating   Net  Net Income
 (Millions of dollars, except per share amounts)   Profit  Profit    Income per Share
 ------------------------------------------------------------------------------------

  Charges for business improvement and other
    programs . . . . . . . . . . . . . . . . . . .  $ 20.2  $ 24.4   $ 16.4
  Business integration and other costs . . . . . .    10.1    35.1     23.0
  Patent settlement and accrued liability reversal       -   (75.8)   (46.5)
  Litigation settlements . . . . . . . . . . . . .       -    15.2      9.3
                                                    ------  ------   ------

    Total. . . . . . . . . . . . . . . . . . . . .  $ 30.3  $ (1.1)  $  2.2   $.01
                                                    ======  ======   ======   ====




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" contained in the 2000 Annual Report to Stockholders is incorporated in this Item 7 by reference.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The information set forth under the caption "Management's Discussion and Analysis - Market Risk Sensitivity and Inflation Risks" contained in the 2000 Annual Report to Stockholders is incorporated in this Item 7A by reference.


ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The consolidated financial statements of the Corporation and its consolidated subsidiaries and the independent auditors' report thereon contained in the 2000 Annual Report to Stockholders are incorporated in this Item 8 by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

-------------------------------------------------------------------------------
ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The section of the 2001 Proxy Statement captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the board of directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

See  also  "EXECUTIVE  OFFICERS OF THE REGISTRANT" appearing in Part I hereof.


ITEM  11.  EXECUTIVE  COMPENSATION

The  information  in  the  section  of  the  2001  Proxy  Statement  captioned
"Executive Compensation" under "Proposal 1. Election of Directors" is incorporated in this Item 11 by reference.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the section of the 2001 Proxy Statement captioned "Security Ownership of Management" under "Proposal 1. Election of Directors" is incorporated in this Item 12 by reference.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information in the section of the 2001 Proxy Statement captioned "Certain Transactions and Business Relationships" under "Proposal 1. Election of Directors" is incorporated in this Item 13 by reference.

PART  IV

-------------------------------------------------------------------------------
ITEM  14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS  FILED  AS  PART  OF  THIS  REPORT.

1.   Financial  statements:

The Consolidated Balance Sheet as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flow for the years ended December 31, 2000, 1999 and 1998, and the related Notes thereto, and the Independent Auditors' Report of Deloitte & Touche LLP thereon are incorporated in Part II, Item 8 of this Form 10-K by reference to the financial statements contained in the 2000 Annual Report to Stockholders. In addition, a related report of Deloitte & Touche LLP is included herein.

2.   Financial  statement  schedule:

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in the 2000 Annual Report to Stockholders.

Independent  Auditors'  Report

Schedule  for  Kimberly-Clark  Corporation  and  Subsidiaries:
     Schedule  II  Valuation  and  Qualifying  Accounts

All other schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

3.   Exhibits:

Exhibit No. (3)a. Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit (3)(a) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Exhibit No. (10)b. Executive Severance Plan, as amended and restated as of June 8, 2000.

Exhibit No. (10)c. Fourth Amended and Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit No. (10)c of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

PART  IV
(Continued)

-------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit  No.  (10)d.  1986  Equity  Participation  Plan,  as amended effective
November 20, 1997, incorporated by reference to Exhibit No. (10)d of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended effective November 14, 2000.

Exhibit No. (10)f. Deferred Compensation Plan, as amended effective November 14, 2000.

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

Exhibit No. (10)j. Retirement Contribution Excess Benefit Program, as amended and restated as of June 29, 2000.

Exhibit No. (10)k. 1999 Restricted Stock Plan, as amended effective November 14, 2000.

Exhibit No. (10)l. Outside Directors' Stock Option Plan, effective January 1, 2001.

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 2000.

Exhibit No. (13). Portions of the Corporation's 2000 Annual Report to Stockholders incorporated by reference in this Form 10-K.

Exhibit  No.  (21).  Subsidiaries  of  the  Corporation.

Exhibit  No.  (23).  Independent  Auditors'  Consent of Deloitte & Touche LLP.

Exhibit  No.  (24).  Powers  of  Attorney.

PART  IV
(Continued)

-------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

(b)    REPORTS  ON  FORM  8-K

The Corporation filed a Current Report on Form 8-K, dated November 14, 2000, to report that the Board of Directors of the Corporation authorized the repurchase of an additional 25 million shares of the Corporation's Common Stock.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               KIMBERLY-CLARK CORPORATION

March  23,  2001

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


/s/  Wayne R. Sanders        Chairman of the Board               March 23, 2001
-----------------------      and Chief Executive Officer
     Wayne R. Sanders        and Director
                             (principal executive officer)


/s/  John W. Donehower       Senior Vice President and           March 23, 2001
------------------------     Chief Financial Officer
     John W. Donehower       (principal financial officer)



/s/  Randy J. Vest           Vice President and                  March 23, 2001
--------------------         Controller
     Randy J. Vest           (principal accounting officer)



                                         Directors

                  John  F.  Bergstrom                  Claudio  X.  Gonzalez
                  Pastora  San  Juan  Cafferty         Frank  A.  McPherson
                  Paul  J.  Collins                    Linda  Johnson  Rice
                  Robert  W.  Decherd                  Wolfgang  R.  Schmitt
                  Thomas  J.  Falk                     Marc  J.  Shapiro
                  William  O.  Fifield                 Randall  L.  Tobias



               By:  /s/  O. George Everbach                    March  23,  2001
                    -----------------------------------------
                         O. George Everbach, Attorney-in-Fact

INDEPENDENT  AUDITORS'  REPORT

-------------------------------------------------------------------------------
KIMBERLY-CLARK  CORPORATION:

We have audited the consolidated financial statements of Kimberly-Clark Corporation as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 23, 2001; such consolidated financial statements and report are included in your Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Kimberly-Clark Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, the consolidated financial statement schedule listed in Item 14, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/S/  DELOITTE & TOUCHE  LLP
---------------------------

DELOITTE & TOUCHE LLP

Dallas, Texas
January 23, 2001

SCHEDULE II Kimberly-Clark Corporation and Subsidiaries VALUATION AND QUALIFYING ACCOUNTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998
(Millions  of  dollars)

                                                         ADDITIONS                DEDUCTIONS
                                                   ------------------------    -----------------
                                    BALANCE AT     CHARGED TO   CHARGED TO       WRITE-OFFS         BALANCE
                                    BEGINNING      COSTS AND      OTHER             AND            AT END OF
DESCRIPTION                         OF PERIOD      EXPENSES     ACCOUNTS(A)    RECLASSIFICATIONS    PERIOD
-------------------                 ----------     ----------   -----------    -----------------   ---------

DECEMBER 31, 2000
    Allowances deducted from
      assets to which they apply

    Allowances for doubtful
      accounts . . . . . . . .       $50.9            $ 12.7       $3.9              $ 14.3 (b)      $53.2

    Allowances for sales
      discounts. . . . . . . .        20.7             203.7        (.4)              204.1 (c)       19.9


DECEMBER 31, 1999
  Allowances deducted from
    assets to which they apply

    Allowances for doubtful
      accounts . . . . . . . .       $51.5            $ 13.9       $6.8              $ 21.3 (b)      $50.9

    Allowances for sales
      discounts. . . . . . . .        15.8             176.2        (.4)              170.9 (c)       20.7

DECEMBER 31, 1998
  Allowances deducted from
    assets to which they apply

    Allowances for doubtful
      accounts . . . . . . . .       $37.8            $ 21.5       $3.1              $ 10.9 (b)      $51.5

    Allowances for sales
      discounts. . . . . . . .        22.1             182.5         .2               189.0 (c)       15.8




(a) Includes bad debt recoveries and the effects of changes in foreign currency exchange rates. Also includes the beginning balances resulting from acquisitions made during the year and from the consolidation of Hogla-Kimberly Limited, the Corporation's Israeli affiliate, and Colombiana Kimberly Colpapel S.A., its Colombian affiliate, in 2000 and 1999, respectively.

(b)  Primarily uncollectible receivables written off.

(c)  Sales discounts allowed.

SCHEDULE II Kimberly-Clark Corporation and Subsidiaries VALUATION AND QUALIFYING ACCOUNTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  1999  AND  1998
(Millions  of  dollars)

                                                         ADDITIONS                DEDUCTIONS
                                                   ------------------------    -----------------
                                    BALANCE AT     CHARGED TO   CHARGED TO       WRITE-OFFS         BALANCE
                                    BEGINNING      COSTS AND      OTHER             AND            AT END OF
DESCRIPTION                         OF PERIOD      EXPENSES      ACCOUNTS      RECLASSIFICATIONS    PERIOD
-------------------                 ----------     ----------   -----------    -----------------   ---------


1998 AND 1997 PLANS

DECEMBER 31, 1999
  Contra assets deducted from
  assets to which they apply

    Inventory . . . . . . . .        $10.9            $(.3)        $-                $10.6           $   -

    Other Assets. . . . . . .           .5             (.5)        $-                    -               -

DECEMBER 31, 1998
  Contra assets deducted from
  assets to which they apply

    Inventory . . . . . . . .        $23.8            $4.1         $-                $17.0           $10.9

    Other Assets. . . . . . .         12.1              .2         $-                 11.8              .5

SCHEDULE II Kimberly-Clark Corporation and Subsidiaries VALUATION AND QUALIFYING ACCOUNTS
FOR  THE  YEAR  ENDED  DECEMBER  31,  1998
(Millions  of  dollars)

                                                         ADDITIONS                DEDUCTIONS
                                                   ------------------------    -----------------
                                    BALANCE AT     CHARGED TO   CHARGED TO       WRITE-OFFS         BALANCE
                                    BEGINNING      COSTS AND      OTHER             AND            AT END OF
DESCRIPTION                         OF PERIOD      EXPENSES      ACCOUNTS      RECLASSIFICATIONS    PERIOD
-------------------                 ----------     ----------   -----------    -----------------   ---------

1995 PLAN

DECEMBER 31, 1998
  Contra assets deducted from
  assets to which they apply

    Inventory . . . . . . . .        $.6              $-           $-                $.6             $-

SCHEDULE II Kimberly-Clark Corporation and Subsidiaries VALUATION AND QUALIFYING ACCOUNTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998
(Millions  of  dollars)

                                                         ADDITIONS
                                                   ------------------------
                                    BALANCE AT     CHARGED TO   CHARGED TO                          BALANCE
                                    BEGINNING      COSTS AND      OTHER                            AT END OF
DESCRIPTION                         OF PERIOD      EXPENSES      ACCOUNTS        DEDUCTIONS         PERIOD
-------------------                 ----------     ----------   -----------    -----------------   ---------

DECEMBER 31, 2000

  Deferred Taxes
    Valuation Allowance . . . . . .  $279.0           $(102.6)     $-                $17.6           $158.8

DECEMBER 31, 1999

  Deferred Taxes
    Valuation Allowance . . . . . .  $285.6           $  34.9      $-                $41.5           $279.0

DECEMBER 31, 1998

  Deferred Taxes
    Valuation Allowance . . . . . .  $209.0           $  71.1      $-                $(5.5)          $285.6





(a) Includes the net currency effects of translating valuation allowances at current rates under SFAS No. 52 of $(17.8) million in 2000, $(39.4) million in 1999 and $15.6 million in 1998. Included in this column are expired income tax loss carryforwards of $15.8 million in 1998. These items offset deferred tax assets resulting in no effect on the consolidated balance sheet.

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

Consolidated  financial  statements,  incorporated  by  reference

Independent  Auditors'  Report,  incorporated  by  reference

Independent  Auditors'  Report

Schedule  for  Kimberly-Clark  Corporation  and  Subsidiaries:
     Schedule    II    Valuation  and  Qualifying  Accounts

Exhibit No. (3)a. Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit (3)(a) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Exhibit No. (10)b. Executive Severance Plan, as amended and restated as of June 8, 2000.

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

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended effective November 14, 2000.

Exhibit No. (10)f. Deferred Compensation Plan, as amended effective November 14, 2000.

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

Exhibit No. (10)j. Retirement Contribution Excess Benefit Program, as amended and restated as of June 29, 2000.

Exhibit No. (10)k. 1999 Restricted Stock Plan, as amended effective November 14, 2000.

Exhibit No. (10)l. Outside Directors' Stock Option Plan, effective January 1, 2001.

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 2000.

Exhibit No. (13). Portions of the Corporation's 2000 Annual Report to Stockholders incorporated by reference in this Form 10-K.

Exhibit  No.  (21).  Subsidiaries  of  the  Corporation.

Exhibit  No.  (23).  Independent  Auditors'  Consent of Deloitte & Touche LLP.

Exhibit  No.  (24).  Powers  of  Attorney.