Form 10-Q
period 2001-03-31
KIMBERLY CLARK CORP
filed 2001-05-09
CIK 55785

FORM  10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark  One)

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  MARCH  31,  2001

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

Yes     X.       No      .
      ----           ----

AS OF MAY 4, 2001, THERE WERE 532,203,319 SHARES OF THE CORPORATION'S COMMON STOCK OUTSTANDING.

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS.

CONSOLIDATED  INCOME  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES


                                                               Three  Months
                                                              Ended  March  31
                                                            -------------------
(Millions  of  dollars  except  per  share  amounts)          2001        2000
-------------------------------------------------------------------------------

NET SALES . . . . . . . . . . . . . . . . . . . . . . . .   $3,608.4   $3,387.2
Cost of products sold . . . . . . . . . . . . . . . . . .    2,151.0    1,980.9
                                                            --------   --------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . .    1,457.4    1,406.3
Advertising, promotion and selling expenses . . . . . . .      555.1      552.2
Research expense. . . . . . . . . . . . . . . . . . . . .       68.7       61.2
General expense . . . . . . . . . . . . . . . . . . . . .      178.5      183.1
Goodwill amortization . . . . . . . . . . . . . . . . . .       21.8       18.3
Other (income) expense, net . . . . . . . . . . . . . . .        2.2      (87.2)
                                                            --------   --------

OPERATING PROFIT. . . . . . . . . . . . . . . . . . . . .      631.1      678.7
Interest income . . . . . . . . . . . . . . . . . . . . .        4.7        7.8
Interest expense. . . . . . . . . . . . . . . . . . . . .      (50.5)     (49.4)
                                                            --------   --------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . .      585.3      637.1
Provision for income taxes. . . . . . . . . . . . . . . .      174.9      202.2
                                                            --------   --------

INCOME BEFORE EQUITY INTERESTS. . . . . . . . . . . . . .      410.4      434.9
Share of net income of equity companies . . . . . . . . .       39.5       47.6
Minority owners' share of subsidiaries' net income. . . .      (16.5)     (12.3)
                                                            --------   --------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . .   $  433.4   $  470.2
                                                            ========   ========


PER SHARE BASIS:

NET INCOME
    Basic . . . . . . . . . . . . . . . . . . . . . . . .   $    .81   $    .86
                                                            ========   ========

    Diluted . . . . . . . . . . . . . . . . . . . . . . .   $    .81   $    .86
                                                            ========   ========

    CASH DIVIDENDS DECLARED . . . . . . . . . . . . . . .   $    .28   $    .27
                                                            ========   ========






Unaudited

See  Notes  to  Consolidated  Financial  Statements.

CONDENSED  CONSOLIDATED  BALANCE  SHEET
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES


                                                    MARCH 31, December 31,
(Millions  of  dollars)                               2001       2000
-------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .  $   277.5    $   206.5
Accounts receivable. . . . . . . . . . . . . . . .    1,719.2      1,809.6
Inventories. . . . . . . . . . . . . . . . . . . .    1,356.9      1,390.4
Other current assets . . . . . . . . . . . . . . .      368.3        383.4
                                                    ---------    ---------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .    3,721.9      3,789.9

PROPERTY . . . . . . . . . . . . . . . . . . . . .   12,049.2     12,014.8
Less accumulated depreciation. . . . . . . . . . .    5,137.6      5,096.3
                                                    ---------    ---------

NET PROPERTY . . . . . . . . . . . . . . . . . . .    6,911.6      6,918.5

INVESTMENTS IN EQUITY COMPANIES. . . . . . . . . .      811.0        798.8

GOODWILL, NET OF ACCUMULATED AMORTIZATION. . . . .    2,028.9      2,009.9

OTHER ASSETS . . . . . . . . . . . . . . . . . . .    1,000.8        962.7
                                                    ---------    ---------

                                                    $14,474.2    $14,479.8
                                                    =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Debt payable within one year . . . . . . . . . . .  $ 1,106.0    $ 1,490.5
Accounts payable . . . . . . . . . . . . . . . . .    1,052.6      1,175.9
Accrued expenses . . . . . . . . . . . . . . . . .    1,096.0      1,239.8
Other current liabilities. . . . . . . . . . . . .      686.5        667.7
                                                    ---------    ---------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .    3,941.1      4,573.9

LONG-TERM DEBT . . . . . . . . . . . . . . . . . .    2,010.0      2,000.6

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS.      866.3        869.2

DEFERRED INCOME TAXES. . . . . . . . . . . . . . .      997.8        987.5

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES . . . .      276.4        281.3

PREFERRED SECURITIES OF SUBSIDIARY . . . . . . . .      519.9            -

STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . .    5,862.7      5,767.3
                                                    ---------    ---------

                                                    $14,474.2    $14,479.8
                                                    =========    =========



Unaudited

See  Notes  to  Consolidated  Financial  Statements.

CONDENSED  CONSOLIDATED  CASH  FLOW  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES



                                                          Three  Months
                                                        Ended  March  31
                                                       -----------------
(Millions  of  dollars)                                   2001      2000
-----------------------                                   ----      ----

OPERATIONS
Net income. . . . . . . . . . . . . . . . . . . . . .  $ 433.4   $ 470.2
Depreciation. . . . . . . . . . . . . . . . . . . . .    155.5     153.1
Goodwill amortization . . . . . . . . . . . . . . . .     21.8      18.3
Changes in operating working capital. . . . . . . . .   (147.6)    (62.6)
Other . . . . . . . . . . . . . . . . . . . . . . . .     (5.5)      3.2
                                                       -------   -------

CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . .    457.6     582.2
                                                       -------   -------

INVESTING
Capital spending. . . . . . . . . . . . . . . . . . .   (258.7)   (235.5)
Acquisitions of businesses, net of cash acquired. . .    (39.8)      7.3
Disposals of property and businesses. . . . . . . . .      1.9       1.0
Proceeds from investments . . . . . . . . . . . . . .     12.6      32.3
Other . . . . . . . . . . . . . . . . . . . . . . . .    (23.0)    (26.5)
                                                       -------   -------

CASH USED FOR INVESTING                                 (307.0)   (221.4)
                                                       -------   -------

FINANCING
Cash dividends paid . . . . . . . . . . . . . . . . .   (144.2)   (141.0)
Changes in debt payable within one year . . . . . . .   (361.2)    176.5
Increases in long-term debt . . . . . . . . . . . . .     11.8      23.5
Decreases in long-term debt . . . . . . . . . . . . .    (25.0)   (145.3)
Issuances of preferred securities of subsidiary . . .    516.5       -
Proceeds from exercise of stock options . . . . . . .     70.2      10.1
Acquisitions of common stock for the treasury . . . .   (144.6)   (387.4)
Other . . . . . . . . . . . . . . . . . . . . . . . .     (3.1)     (7.1)
                                                       -------   -------

CASH USED FOR FINANCING . . . . . . . . . . . . . . .    (79.6)   (470.7)
                                                       -------   -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . .  $  71.0   $(109.9)
                                                       =======   =======

Unaudited

See  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") have been prepared on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2000, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated results of operations and condensed consolidated cash flow statement for the periods indicated.

     On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments
     and Hedging Activities.   Upon  adoption  of  SFAS  133,  the  Corporation
     recognized  a cumulative effect of a change in accounting as a pretax loss
     of $.5 million in other  income  (expense),  net.    It  also recorded an
     after-tax gain of $1.5 million in other comprehensive income related to cash flow hedges of forecasted transfers of pulp. As of March 31, 2001, the balance of other comprehensive income related to derivative instruments is an after-tax loss of $1.0 million. The deferred loss will gradually be recognized in earnings on a monthly basis during 2001 as the first $7.3 million of hedged pulp transfers are made each month.

     In April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase
     or Promotion of the  Vendor's  Products.    Under EITF 00-25, the cost of
     promotion activities offered to customers will be required to be classified
     as a reduction in sales revenue.    The Corporation is currently reviewing
     the rule and plans to adopt EITF 00-25, as required, in the first quarter of 2002. Adoption is not expected to change reported earnings.

     Also in April 2001, the EITF delayed implementation of EITF 00-14, Accounting for Certain Sales Incentives, to coincide with the
     implementation date for EITF  00-25.    Under  EITF  00-14, the estimated
     redemption value of consumer coupons must be recorded at the time the coupons are issued and classified as a reduction in sales revenue. The Corporation will adopt EITF 00-14 in the first quarter of 2002 and will reclassify the face value of coupons and similar discounts ("Discounts") as a reduction in revenue for all periods presented. Discounts recorded as promotion expense were approximately $50 million and $49 million in the first quarter of 2001 and 2000, respectively.
     Upon adoption of EITF 00-14, the Corporation will report a cumulative effect of a change in accounting principle, which at December 31, 2000 was estimated to be an after-tax charge equal to approximately $.02 per  share.

2. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share ("EPS"). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:



                                                                Average Common Shares
                                                              Outstanding For the Three
                                                                Months Ended March 31
                                                              -------------------------
(Millions)                                                            2001   2000
----------                                                            ----   ----

Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  533.2  545.3
Dilutive effect of stock options . . . . . . . . . . . . . . . . . .    4.8    3.7
Dilutive effect of deferred compensation plan shares . . . . . . . .     .2     .1
Dilutive effect of shares issued for participation share awards. . .      -     .8
                                                                      -----  -----

Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  538.2  549.9
                                                                      =====  =====

     Options outstanding during the first quarter ended March 31, 2001 and 2000 to purchase 2.7 million and .7 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

     The number of common shares outstanding as of March 31, 2001 and 2000 was 532.9 million and 544.1 million, respectively.

3. The following schedule details inventories by major class as of March 31, 2001 and December 31, 2000:



                                                                 MARCH  31, December  31,
(Millions  of  dollars)                                             2001        2000
-----------------------------------------------------------------------------------------

At lower of cost on the First-In,
   First-Out (FIFO) method or market:
       Raw materials. . . . . . . . . . . . . . . . . . . . .    $  375.0    $  387.2
       Work in process. . . . . . . . . . . . . . . . . . . .       142.9       159.1
       Finished goods . . . . . . . . . . . . . . . . . . . .       820.0       840.1
       Supplies and other . . . . . . . . . . . . . . . . . .       222.0       220.0
                                                                 --------    --------
                                                                  1,559.9     1,606.4

   Excess of FIFO cost over Last-In, First-Out (LIFO) cost. .      (203.0)     (216.0)
                                                                 --------    --------

       Total. . . . . . . . . . . . . . . . . . . . . . . . .    $1,356.9    $1,390.4
                                                                 ========    ========



4. The following schedule provides the detail of accrued consumer coupon redemption costs:



                                                                      March 31
                                                                 -------------------
(Millions  of  dollars)                                           2001        2000
------------------------------------------------------------------------------------

Beginning balance. . . . . . . . . . . . . . . . . . . . . . .   $ 54.0      $ 58.7
Additions charged to expense . . . . . . . . . . . . . . . . .     38.8        35.7
Payments . . . . . . . . . . . . . . . . . . . . . . . . . . .    (41.4)      (39.0)
Changes in estimates . . . . . . . . . . . . . . . . . . . . .      1.0         (.2)
Currency rate changes. . . . . . . . . . . . . . . . . . . . .      (.3)        (.2)
                                                                 ------      ------

Ending balance . . . . . . . . . . . . . . . . . . . . . . . .   $ 52.1      $ 55.0
                                                                 ======      ======



5.   Preferred  Securities  of  Subsidiary

     In February 2001, a newly formed consolidated foreign financing subsidiary of the Corporation issued $516.5 million of preferred securities (the "Securities") to a nonaffiliated entity. The Securities are entitled to 98 percent of the combined voting power of all voting equity securities of the subsidiary and pay no dividends. The Securities accrue a variable rate of return based on three-month LIBOR plus a fixed spread. The Securities are in substance perpetual and are callable by the subsidiary at par value plus any accrued but unpaid return on the Securities in November 2008 and each 20-year anniversary thereafter. The common equity securities, all of which are owned by the Corporation, are entitled to two percent of the vote and all of the residual equity after satisfaction of the preferred interest in the subsidiary. Approximately 97 percent of the subsidiary's funds are invested in long-term, variable rate loans to the Corporation or its consolidated subsidiaries on terms that would be substantially similar to other such borrowings by the Corporation or its consolidated subsidiaries. The balance is invested in other financial assets. The Securities, including any accrued but unpaid return, are reflected as Preferred Securities of Subsidiary in the consolidated balance sheet, and the return on the Securities is included in Minority Owners' Share of Subsidiaries net income in the Corporation's consolidated income statement.

6.   The following schedule provides the detail of comprehensive income:


                                                                    Three Months
                                                                   Ended March 31
                                                                -------------------
(Millions  of  dollars)                                           2001        2000
-----------------------------------------------------------------------------------

Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .   $ 433.4     $ 470.2

Unrealized currency translation adjustments . . . . . . . . .    (123.8)      (42.3)

Deferred losses on cash flow hedges, net of tax . . . . . . .      (1.0)          -
                                                                -------     -------

Comprehensive income. . . . . . . . . . . . . . . . . . . . .   $ 308.6     $ 427.9
                                                                =======     =======



7. The following schedule presents information concerning consolidated operations by business segment:


                                                                     First Quarter
                                                                     Ended March 31
                                                                 ---------------------
(Millions  of  dollars)                                             2001       2000
--------------------------------------------------------------------------------------

NET SALES:

Tissue. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,909.3   $ 1,793.9
Personal Care . . . . . . . . . . . . . . . . . . . . . . . .      1,377.1     1,298.3
Health Care and Other . . . . . . . . . . . . . . . . . . . .        334.6       306.3
Intersegment Sales. . . . . . . . . . . . . . . . . . . . . .        (12.6)      (11.3)
                                                                 ---------   ---------

Consolidated. . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,608.4   $ 3,387.2
                                                                 =========   =========

OPERATING PROFIT (reconciled to income before taxes):

Tissue. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   338.5     $305.3
Personal Care . . . . . . . . . . . . . . . . . . . . . . . .        263.6      269.5
Health Care and Other . . . . . . . . . . . . . . . . . . . .         47.0       44.7
Other income (expense), net . . . . . . . . . . . . . . . . .         (2.2)      87.2
Unallocated items - net . . . . . . . . . . . . . . . . . . .        (15.8)     (28.0)
                                                                 ---------  ---------

Total Operating Profit. . . . . . . . . . . . . . . . . . . .        631.1      678.7

Interest income . . . . . . . . . . . . . . . . . . . . . . .          4.7        7.8
Interest expense. . . . . . . . . . . . . . . . . . . . . . .        (50.5)     (49.4)
                                                                 ---------  ---------

Income Before Income Taxes. . . . . . . . . . . . . . . . . .    $   585.3  $   637.1
                                                                 =========  =========



Description  of  Business  Segments:

The Tissue segment manufactures and markets facial and bathroom tissue, paper towels, wipers and napkins for household and away-from-home use; wet wipes; printing, premium business and correspondence papers; and related products. Products in this segment are sold under the Kleenex, Scott, Kimberly-Clark, Kleenex Cottonelle, Kleenex Viva, Huggies, Kimwipes, WypAll, Surpass and other brand names.

The Personal Care segment manufactures and markets disposable diapers, training and youth pants and swimpants; feminine and incontinence care products; and related products. Products in this segment are primarily for household use and are sold under a variety of well-known brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

The Health Care and Other segment manufactures and markets health care products such as surgical gowns, drapes, infection control products, sterilization wraps, disposable face masks and exam gloves, respiratory products and other disposable medical products; specialty and technical papers; and other products. Products in this segment are sold under the Kimberly-Clark, Safeskin, Tecnol, Ballard and other brand names.


Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

FIRST QUARTER OF 2001 COMPARED WITH FIRST QUARTER OF 2000

By Business Segment
(Millions of dollars)

NET SALES                                                           2001        2000
-------------------------------------------------------------------------------------

Tissue. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,909.3    $1,793.9
Personal Care                                                     1,377.1     1,298.3
Health Care and Other . . . . . . . . . . . . . . . . . . . .       334.6       306.3
Intersegment sales. . . . . . . . . . . . . . . . . . . . . .       (12.6)      (11.3)
                                                                 --------    --------

Consolidated. . . . . . . . . . . . . . . . . . . . . . . . .    $3,608.4    $3,387.2
                                                                 ========    ========



Commentary:

Consolidated net sales for the quarter were 6.5 percent higher than in 2000. Excluding currency effects, net sales increased more than 9 percent, with improvement in each of the Corporation's business segments and in every region of the world. Sales volumes were more than 5 percent higher, while selling prices increased approximately 4 percent.

- Worldwide sales for tissue products were 6.4 percent greater than in the first quarter of 2000. Excluding currency effects, net sales increased more than 9 percent, as higher sales volumes and selling prices both
      contributed to the  improvement.    Sales  volumes  rose  approximately
      4 percent, driven by increased sales of Kleenex Cottonelle and Scott bathroom tissue and Huggies baby wipes in North America and continued double-digit growth in Latin America. Selling prices were up 5 percent, primarily due to increases implemented in 2000.

- Worldwide sales of personal care products rose 6.1 percent compared with the first quarter of 2000, and were also up over 9 percent before
      currency effects.    Sales volumes increased approximately 7 percent and
      selling prices were 3 percent higher. All geographic regions contributed to the improvement in sales volumes, highlighted by continued strong growth in sales of Huggies diapers, Pull-Ups training pants and DryNites youth pants in Europe, along with double-digit sales volume growth in Asia.

- Worldwide sales of health care and other products increased 9.2 percent, due mainly to higher sales volumes of surgical and respiratory products and the acquisition of Safeskin Corporation in February 2000.

During the first quarter of 2001 and 2000, the Corporation recorded the following unusual items ("Unusual Items"), which for the purpose of facilitating a meaningful discussion of ongoing operations have been excluded from operating profit in the "Excluding Unusual Items" columns in the following Operating Profit tables.

Unusual  Items



                                                                   First Quarter
                                                                   Ended March 31
                                                                 ----------------
(Millions  of  dollars)                                           2001      2000
---------------------------------------------------------------------------------

Charges (credits) to operating profit:
Business Improvement and Other Programs. . . . . . . . . . . .   $21.2     $  9.5
Business integration and other costs . . . . . . . . . . . . .     6.9       12.2
Patent settlement and accrued liability reversal . . . . . . .       -      (75.8)
                                                                 -----     ------

Total charges (credits). . . . . . . . . . . . . . . . . . . .   $28.1     $(54.1)
                                                                 =====     ======

Income statement classification
---------------------------------------------------------------------------------
Cost of products sold. . . . . . . . . . . . . . . . . . . . .   $21.6      $14.3
Advertising, promotion and selling expense . . . . . . . . . .      .7        2.5
General expense. . . . . . . . . . . . . . . . . . . . . . . .     5.3        4.9
Other (income) expense, net. . . . . . . . . . . . . . . . . .      .5      (75.8)
                                                                 -----     ------

Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $28.1     $(54.1)
                                                                 =====     ======



- The 2001 business improvement charges relate to a workforce severance and asset consolidation program to streamline feminine and adult care operations in North America, and the 2000 charges primarily were for accelerated depreciation stemming from business improvement plans announced in 1998.

- Costs to integrate acquired businesses into the existing operations of the Corporation were recorded in both 2001 and 2000. Also, the write-down of certain non-productive assets related to the 1999 shut down of the Mobile, Alabama pulp mill were revised in 2000 based on a downward revision in the estimated market value of such assets.

- In 2000, as part of a patent settlement, the Corporation was compensated for royalty income related to prior years. The settlement, together with reversal of certain estimated accrued liabilities related to the 1997 sale of a pulp and newsprint business that ceased to be required, were recorded in other income.



                                             2001                         2000
                                    --------------------------     ------------------------
                                       AS          EXCLUDING          As        Excluding
OPERATING  PROFIT                   REPORTED     UNUSUAL ITEMS     Reported   Unusual Items
-------------------------------------------------------------------------------------------

Tissue. . . . . . . . . . . . . . .  $338.5         $340.0          $305.3      $318.6
Personal Care . . . . . . . . . . .   263.6          285.0           269.5       272.3
Health Care and Other . . . . . . .    47.0           51.7            44.7        50.3
Other income (expense), net . . . .    (2.2)          (1.7)           87.2        11.4
Unallocated items - net . . . . . .   (15.8)         (15.8)          (28.0)      (28.0)
                                     ------         ------          ------      ------

Consolidated. . . . . . . . . . . .  $631.1         $659.2          $678.7      $624.6
                                     ======         ======          ======      ======



Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Excluding the Unusual Items, operating profit rose 5.5 percent to $659.2 million in the first quarter of 2001 compared with $624.6 million in 2000. Operating profit as a percentage of net sales was 18.3 percent in 2001 compared with 18.4 percent in 2000.

- The increase in operating profit for the worldwide tissue segment was achieved despite significantly higher energy costs in North America and higher fiber and start-up costs, primarily related to the planned July 2001 North American launch of Cottonelle Fresh rollwipes, that were more than offset by the benefit of increased selling prices.

- The increase in operating profit for the worldwide personal care segment was principally due to the higher sales volumes and selling prices.

- The increase in the health care and other segment resulted from the higher sales volumes of health care products, partially offset by the negative impact of the current economic downturn on the technical paper products included in this segment.

-    Other income in 2000 was primarily gains on minor asset sales.



By Geography
(Millions of dollars)

NET  SALES                                                         2001        2000
-------------------------------------------------------------------------------------

North America. . . . . . . . . . . . . . . . . . . . . . . . .   $2,393.6    $2,259.4
Outside North America. . . . . . . . . . . . . . . . . . . . .    1,338.4     1,214.6
Intergeographic sales. . . . . . . . . . . . . . . . . . . . .     (123.6)      (86.8)
                                                                 --------    --------

Consolidated . . . . . . . . . . . . . . . . . . . . . . . . .   $3,608.4    $3,387.2
                                                                 ========    ========



                                             2001                         2000
                                    --------------------------     ------------------------
                                       AS          EXCLUDING          As        Excluding
OPERATING  PROFIT                   REPORTED     UNUSUAL ITEMS     Reported   Unusual Items
-------------------------------------------------------------------------------------------

North America. . . . . . . . . . .   $534.8         $561.7          $516.0      $532.5
Outside North America. . . . . . .    114.3          115.0           103.5       108.7
Other income (expense), net. . . .     (2.2)          (1.7)           87.2        11.4
Unallocated items - net. . . . . .    (15.8)         (15.8)          (28.0)      (28.0)
                                     ------         ------          ------      ------

Consolidated . . . . . . . . . . .   $631.1         $659.2          $678.7      $624.6
                                     ======         ======          ======      ======



Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Net sales in North America increased 5.9 percent compared with 2000 due to higher sales volumes for tissue and health care products, and higher selling prices for tissue and personal care products.

- Net sales outside of North America increased 10.2 percent compared with 2000 due to higher sales volumes and increased selling prices that more than offset the unfavorable currency effects. The sales volume increase benefited from the acquisitions of Linostar Spa in Italy in January 2001 and S-K Corporation ("S-K") in Taiwan in mid-2000 and the consolidation of Hogla-Kimberly, Limited, ("Hogla") beginning in the second quarter of 2000. The Corporation had made an additional investment in Hogla to gain majority control.

- Excluding the Unusual Items in both years, operating profit in North America increased 5.5 percent due to the increased selling prices and higher sales volumes, partially offset by the higher energy and raw materials costs and the start-up costs. The effect of lower fringe benefit costs, primarily due to favorable returns on pension assets, was less significant in 2001 compared with the prior year.

-    Excluding the Unusual Items in both years, operating profit outside
     North America increased 5.8 percent due to the increased selling prices and sales volumes, including S-K and Hogla, partially offset by unfavorable currency effects, particularly in Europe and Asia, and higher marketing expenses.

Additional  Income  Statement  Commentary:

- Interest expense increased due to a higher average debt level, partially offset by lower interest rates.

-    Excluding the Unusual Items from both years, the effective tax rate was
     30.2 percent in the first quarter of 2001 compared with 31.0 percent in 2000. The lower effective tax rate was primarily because the mix of the Corporation's income continues to shift to jurisdictions with lower tax rates.

- The Corporation's share of net income of equity affiliates declined 17.0 percent from 2000 primarily due to lower earnings at the Corporation's affiliates in Mexico, Brazil and Australia and the consolidation of Hogla.

- On a diluted basis, net income was $.81 per share in 2001 compared to $.86 per share in 2000, a decrease of 5.8 percent. Excluding the Unusual Items, earnings from operations were $.84 per share compared to $.80 per share, an increase of 5.0 percent.

LIQUIDITY  AND  CAPITAL  RESOURCES

- Cash provided by operations in the first quarter of 2001 decreased by $124.6 million compared with the first quarter of 2000. Two items
     accounted for  the  entire  decline.    In 2000, cash inflows included
     approximately $55 million from the settlement of a patent dispute. In 2001, there was a reduction of accrued expenses of nearly $70 million due to the payout of long-term incentive compensation, which will not recur in subsequent quarters of the year.

- During the first quarter of 2001 the Corporation repurchased 2 million shares of its common stock at of cost of approximately $136 million.

- At March 31, 2001, total debt and preferred securities was $3.6 billion compared with $3.5 billion at December 31, 2000. Net debt (total debt net of cash and cash equivalents) and preferred securities was $3.4 billion compared with $3.3 billion at December 31, 2000. The Corporation's ratio of net debt and preferred securities to capital was 35.4 percent, which was within the target range of 30 percent to 40 percent.

- On May 7, 2001, the Corporation announced that it had signed an agreement to purchase an additional 5 percent ownership in its 50 percent-owned Australian joint venture, Kimberly-Clark Australia, for approximately $39 million. The Corporation and its joint venture partner, Amcor Limited, will also exchange options for the purchase by the Corporation of the remaining 45 percent ownership interest for approximately $355 million within the next four years. The transaction, which is subject to approval by the Australia Foreign Investment Review Board, is expected to close effective June 30, 2001. On closing, the Corporation will begin consolidating Kimberly-Clark Australia's financial results.

- Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs in the foreseeable future.

ACCOUNTING  STANDARDS  CHANGE

On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities. Upon adoption of SFAS 133, the Corporation recognized a cumulative effect of a change in accounting as a pretax loss of $.5 million in other income (expense), net. It also recorded an after-tax gain of $1.5 million in other comprehensive income related to cash flow hedges of forecasted transfers of pulp. As of March 31, 2001, the balance of other comprehensive income related to derivative instruments is an after-tax loss of $1.0 million. The deferred loss will gradually be recognized in earnings on a monthly basis during 2001 as the first $7.3 million of hedged pulp transfers are made each month.

NEW  PRONOUNCEMENTS

In April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. Under EITF 00-25, the cost of promotion activities offered to customers will be required to be classified as a reduction in sales revenue. The Corporation is currently reviewing the rule and plans to adopt EITF 00-25, as required, in the first quarter of 2002. Adoption is not expected to change reported earnings.

Also in April 2001, the EITF delayed implementation of EITF 00-14, Accounting for Certain Sales Incentives, to coincide with the implementation date for EITF 00-25. Under EITF 00-14, the estimated redemption value of consumer coupons must be recorded at the time the coupons are issued and classified as a reduction in sales revenue. The Corporation will adopt EITF 00-14 in the first quarter of 2002 and will reclassify the face value of coupons and similar discounts ("Discounts") as a reduction in revenue for all periods presented. Discounts recorded as promotion expense were approximately $50 million and $49 million in the first quarter of 2001 and 2000, respectively. Upon adoption of EITF 00-14, the Corporation will report a cumulative effect of a change in accounting principle, which at December 31, 2000 was estimated to be an after-tax charge equal to approximately $.02 per share.

ENVIRONMENTAL  MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

OUTLOOK

The Corporation believes that new and improved products will continue to drive increased sales and build its global franchises. The Corporation intends to remain focused on translating its top-line growth into solid and sustainable improvement on the bottom line. The Corporation does not intend to reduce key strategic investments to offset the near-term challenges from external factors. Its investments in 2001 to launch Cottonelle Fresh rollwipes and to expand its proprietary uncreped through air dried tissue technology are expected to support future growth and generate outstanding return on investment.

Currency exchange rates are expected to remain a challenge over the balance of 2001. While the Corporation expects energy costs in North America to moderate from first quarter levels, it believes these costs will still be higher than last year. As a result, the Corporation expects that earnings per share from operations in the second quarter of 2001 will be similar to the first quarter, followed by sequentially improved results in the third and fourth quarters as it realizes more benefit from lower fiber costs and cost savings programs.

For the full year of 2001, the Corporation expects solid growth in earnings per share from operations, in line with its objective of 6 percent to 8 percent growth in sales. With a boost from this year's major investments, the Corporation expects its sales momentum will continue in 2002 and that it will return to its targeted double-digit rate of growth in earnings per share from operations.

INFORMATION  CONCERNING  FORWARD-LOOKING  STATEMENTS

Certain information contained in this report is forward-looking and is based on various assumptions. Such information includes, without limitation, anticipated financial and operating results, strategies, contingencies and
contemplated  transactions  of  the  Corporation.    These  forward-looking
statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of Part I, Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 entitled "Factors That May Affect Future Results."

PART  II  -  OTHER  INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

With respect to the Mobile Energy Services Company L.L.C. ("MESC") litigation described in Part I, Item 3 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, the settlement agreement that had been approved by the Bankruptcy Court was terminated because MESC failed to satisfy several conditions to the effectiveness of the final settlement. As a result, an Arbitrator's decision (that had been made and sealed since August 18, 1999 pending the outcome of the settlement agreement) was released to the parties. The Arbitrator found in favor of the Corporation on all claims asserted against the Corporation, with the exception of MESC's claims of fraudulent conveyance which were not referred to arbitration and remain pending before the Bankruptcy Court.

Other  disputes between MESC and the Corporation that had been resolved by the
settlement  agreement,  have  resumed.    In  addition,  the  decision  of the
Arbitrator indicated that MESC may have certain undefined rights to reinstate a portion of the Pulp Mill Energy Services Agreement. MESC has asserted an arbitration claim to collect demand charges based on the purported reinstatement of the Pulp Mill Energy Services Agreement effective
September 1, 1999 and assessment of the maximum possible demand charge through December 31, 2001.

The outcome of the MESC litigation and arbitration is not expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The 2001 Annual Meeting of Stockholders was convened at 11:00 a.m. on Thursday, April 26, 2001, at the Corporation's World Headquarters, 351 Phelps Drive, Irving, Texas. Represented at the meeting in person or by proxy were 480,698,408 shares of common stock or 90.1% of all shares of common stock outstanding.

The  following  directors  were  elected to three-year terms expiring in 2004:
Pastora  San  Juan Cafferty; Claudio X. Gonzalez; Linda Johnson Rice; and Marc
J. Shapiro. Of the shares represented at the meeting, at least 97.8% voted for each nominee, and 1.0% withheld authority to vote. The Corporation's other directors are John F. Bergstrom, Paul J. Collins, Robert W. Decherd, Thomas J. Falk, William O. Fifield, Wayne R. Sanders, Wolfgang R. Schmitt and Randall L. Tobias. Mr. Frank A. McPherson retired from the board on
April 29, 2001, following his 68th  birthday.

The stockholders also approved the adoption of the Corporation's 2001 Equity Participation Plan. Of the shares represented at the meeting, 94.6% voted for such adoption, 4.4% voted against and 1.0% abstained or did not vote.

In addition to the election of directors and the adoption of the 2001 Equity Participation Plan, the stockholders approved the selection of Deloitte & Touche LLP as the principal independent auditors for the Corporation. Of the shares represented at the meeting, 98.7% voted for such selection, 0.6% voted against and 0.7% abstained or did not vote.

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

        (10) 2001 Equity Participation Plan, adopted April 26, 2001, incorporated by reference to the copy of such plan filed with the Corporation's 2001 Proxy Statement, which was filed with the Securities and Exchange Commission on March 15, 2001.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ending March 31, 2001.

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






May 9, 2001