Form 10-Q
period 2001-06-30
KIMBERLY CLARK CORP
filed 2001-08-09
CIK 55785

FORM  10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark  One)

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  JUNE  30,  2001

                                      OR

[    ]       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from.......... to.........

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

Yes     X.    No.
     -------

AS OF AUGUST 6, 2001, THERE WERE 529,683,231 SHARES OF THE CORPORATION'S COMMON STOCK OUTSTANDING.

PART  I  -  FINANCIAL  INFORMATION

ITEM  1. FINANCIAL  STATEMENTS.

CONSOLIDATED  INCOME  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES


                                                           Three Months          Six Months
                                                           Ended June 30        Ended June 30
                                                        --------------------  --------------------
(Millions  of  dollars  except  per  share  amounts)       2001       2000       2001       2000
--------------------------------------------------------------------------------------------------

NET SALES. . . . . . . . . . . . . . . . . . . . . . . . $3,534.2   $3,464.5   $7,142.6   $6,851.7
Cost of products sold. . . . . . . . . . . . . . . . . .  2,103.7    2,032.1    4,254.7    4,013.0
                                                         --------   --------   --------   --------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . .  1,430.5    1,432.4    2,887.9    2,838.7
Advertising, promotion and selling expenses. . . . . . .    552.5      534.0    1,107.6    1,086.2
Research expense . . . . . . . . . . . . . . . . . . . .     73.2       68.4      141.9      129.6
General expense. . . . . . . . . . . . . . . . . . . . .    183.7      183.4      362.2      366.5
Goodwill amortization. . . . . . . . . . . . . . . . . .     22.5       20.7       44.3       39.0
Other (income) expense, net. . . . . . . . . . . . . . .      8.0      (12.4)      10.2      (99.6)
                                                         --------   --------   --------   --------
OPERATING PROFIT . . . . . . . . . . . . . . . . . . . .    590.6      638.3    1,221.7    1,317.0
Interest income. . . . . . . . . . . . . . . . . . . . .      4.0        7.2        8.7       15.0
Interest expense . . . . . . . . . . . . . . . . . . . .    (48.4)     (54.0)     (98.9)    (103.4)
                                                         --------   --------   --------   --------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . .    546.2      591.5    1,131.5    1,228.6
Provision for income taxes . . . . . . . . . . . . . . .    164.3      182.9      339.2      385.1
                                                         --------   --------   --------   --------

INCOME BEFORE EQUITY INTERESTS . . . . . . . . . . . . .    381.9      408.6      792.3      843.5
Share of net income of equity companies. . . . . . . . .     52.6       41.1       92.1       88.7
Minority owners' share of subsidiaries' net income . . .    (19.1)     (15.4)     (35.6)     (27.7)
                                                         --------   --------   --------   --------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . .   $415.4     $434.3     $848.8     $904.5
                                                         ========   ========   ========   ========


NET INCOME PER SHARE:

Basic. . . . . . . . . . . . . . . . . . . . . . . . . .     $.78       $.80      $1.59      $1.66
                                                         ========   ========   ========   ========

Diluted. . . . . . . . . . . . . . . . . . . . . . . . .     $.78       $.79      $1.58      $1.65
                                                         ========   ========   ========   ========

CASH DIVIDENDS DECLARED. . . . . . . . . . . . . . . . .     $.28       $.27       $.56       $.54
                                                         ========   ========   ========   ========






Unaudited

See  Notes  to  Consolidated  Financial  Statements.

CONDENSED  CONSOLIDATED  BALANCE  SHEET
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES


                                                         JUNE 30,   December 31,
(Millions  of  dollars)                                    2001         2000
-------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . .   $   320.9    $   206.5
   Accounts receivable . . . . . . . . . . . . . . . .     1,695.3      1,809.6
   Inventories . . . . . . . . . . . . . . . . . . . .     1,385.6      1,390.4
   Other current assets. . . . . . . . . . . . . . . .       379.8        383.4
                                                         ---------    ---------

     TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     3,781.6      3,789.9

PROPERTY . . . . . . . . . . . . . . . . . . . . . . .    12,206.7     12,014.8
   Less accumulated depreciation. . . . .  . . . . . .     5,243.4      5,096.3
                                                         ---------    ---------

NET PROPERTY . . . . . . . . . . . . . . . . . . . . .     6,963.3      6,918.5

INVESTMENTS IN EQUITY COMPANIES. . . . . . . . . . . .       854.5        798.8

GOODWILL, NET OF ACCUMULATED AMORTIZATION. . . . . . .     1,994.9      2,009.9

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .     1,035.5        962.7
                                                         ---------    ---------

                                                         $14,629.8    $14,479.8
                                                         =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Debt payable within one year. . . . . . . . . . . .   $ 1,200.4    $ 1,490.5
   Accounts payable. . . . . . . . . . . . . . . . . .     1,073.3      1,175.9
   Accrued expenses. . . . . . . . . . . . . . . . . .     1,120.8      1,239.8
   Other current liabilities . . . . . . . . . . . . .       617.4        667.7
                                                         ---------    ---------

     TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     4,011.9      4,573.9

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .     2,027.7      2,000.6

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS. . .       873.1        869.2

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .     1,012.7        987.5

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES . . . . . .       280.6        281.3

PREFERRED SECURITIES OF SUBSIDIARY . . . . . . . . . .       527.2            -

STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . .     5,896.6      5,767.3
                                                         ---------    ---------

                                                         $14,629.8    $14,479.8
                                                         =========    =========



Unaudited

See  Notes  to  Consolidated  Financial  Statements.

CONDENSED  CONSOLIDATED  CASH  FLOW  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES


                                                              Six Months
                                                             Ended June 30
                                                           ----------------
(Millions  of  dollars)                                     2001      2000
---------------------------------------------------------------------------

OPERATIONS
   Net income. . . . . . . . . . . . . . . . . . . . . .   $848.8  $  904.5
   Depreciation. . . . . . . . . . . . . . . . . . . . .    314.8     300.1
   Goodwill amortization . . . . . . . . . . . . . . . .     44.3      39.0
   Changes in operating working capital. . . . . . . . .   (235.7)   (175.0)
   Other . . . . . . . . . . . . . . . . . . . . . . . .     26.0       6.6
                                                           ------   -------

     CASH PROVIDED BY OPERATIONS . . . . . . . . . . . .    998.2   1,075.2
                                                           ------   -------

INVESTING
   Capital spending. . . . . . . . . . . . . . . . . . .   (547.7)   (495.2)
   Acquisitions of businesses, net of cash acquired. . .    (61.7)   (160.0)
   Disposals of property and businesses. . . . . . . . .      7.4       9.6
   Proceeds from investments . . . . . . . . . . . . . .     14.9      38.3
   Proceeds from notes receivable. . . . . . . . . . . .        -     220.0
   Other . . . . . . . . . . . . . . . . . . . . . . . .    (34.3)    (32.8)
                                                           ------   -------

     CASH USED FOR INVESTING . . . . . . . . . . . . . .   (621.4)   (420.1)
                                                           ------   -------

FINANCING
   Cash dividends paid . . . . . . . . . . . . . . . . .   (293.5)   (289.2)
   Changes in debt payable within one year . . . . . . .    (68.5)    127.0
   Increases in long-term debt . . . . . . . . . . . . .     50.1     328.6
   Decreases in long-term debt . . . . . . . . . . . . .   (243.3)   (179.2)
   Issuance of preferred securities of subsidiary. . . .    516.5         -
   Proceeds from exercise of stock options . . . . . . .     79.9      34.4
   Acquisitions of common stock for the treasury . . . .   (295.8)   (768.1)
   Other . . . . . . . . . . . . . . . . . . . . . . . .     (7.8)     (8.5)
                                                           ------   -------

     CASH USED FOR FINANCING . . . . . . . . . . . . . .   (262.4)   (755.0)
                                                           ------   -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . .   $114.4   $ (99.9)
                                                           ======   =======







Unaudited

See  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") have been prepared on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2000, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated income statement and condensed consolidated cash flow statement for the periods indicated.

   Statements of Financial Accounting Standards ("SFAS") 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, were issued in June 2001. FAS 141 is effective July 1, 2001 and FAS 142 is effective for fiscal years beginning after December 15, 2001. Under these new standards, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

   SFAS 142 will be adopted beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 would have increased reported net income in 2000 by approximately $88.3 million, or $.16 per share. During 2002, the Corporation will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.

   In April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. Under EITF 00-25, the cost of promotion activities offered to customers will be classified as a reduction in sales revenue. The Corporation is currently reviewing the rule and plans to adopt EITF 00-25, as required, in the first quarter of 2002. Adoption is not expected to change reported earnings.

   Also in April 2001, the EITF delayed implementation of EITF 00-14, Accounting for Certain Sales Incentives, to coincide with the implementation date for EITF 00-25. Under EITF 00-14, the estimated redemption value of consumer coupons must be recorded at the time the coupons are issued and classified as a reduction in sales revenue. The Corporation will adopt EITF 00-14 in the first quarter of 2002 and will reclassify the face value of coupons and similar discounts ("Discounts") as a reduction in revenue for all periods presented. Discounts recorded as promotion expense during the second quarter and six months ended June 30, 2001 were approximately $45 million and $95
   million,  respectively.   Discounts  recorded as promotion expense during the
   second quarter and six months ended June 30, 2000 were approximately $46 million and $95 million, respectively. Upon adoption of EITF 00-14, the Corporation will report a cumulative effect of a change in accounting principle, resulting from a change in the period for recognizing the face value of coupons, which at December 31, 2000 was estimated to be an after-tax charge equal to approximately $.02 per share.

2. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share ("EPS"). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:



                                                              Average Common Shares Outstanding
                                                              ---------------------------------
                                                              Second Quarter       Six Months
                                                              Ended June 30      Ended June 30
                                                              --------------  -----------------
(Millions)                                                    2001     2000      2001    2000
-----------------------------------------------------------------------------------------------

Basic. . . . . . . . . . . . . . . . . . . . . . . . . . .    531.9    542.1     532.5   543.7
   Dilutive effect of stock options. . . . . . . . . . . .      3.2      3.9       4.1     3.7
   Dilutive effect of deferred compensation plan
      shares                                                     .2       .1        .2      .1
   Dilutive effect of shares issued for participation share
      awards . . . . . . . . . . . . . . . . . . . . . . .        -       .7         -      .6
                                                              -----    -----     -----   -----

Diluted. . . . . . . . . . . . . . . . . . . . . . . . . .    535.3    546.8     536.8   548.1
                                                              =====    =====     =====   =====




   Options  outstanding  during the second quarter and six months ended June
   30, 2001 to purchase 5.9 million and 4.3 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

   Options  outstanding  during the second quarter and six months ended June
   30, 2000 to purchase .6 million and .5 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

   The number of common shares outstanding as of June 30, 2001 and 2000 was
   530.4 million  and  538.7  million,  respectively.

3. Details of inventories by major class as of June 30, 2001 and December 31, 2000 are as follows:



                                                                  JUNE 30,     December 31,
(Millions  of  dollars)                                             2001           2000
-------------------------------------------------------------------------------------------

At lower of cost on the First-In,
    First-Out (FIFO) method or market:
       Raw materials. . . . . . . . . . . . . . . . . . . . . .   $  364.8       $  387.2
       Work in process. . . . . . . . . . . . . . . . . . . . .      153.0          159.1
       Finished goods . . . . . . . . . . . . . . . . . . . . .      853.2          840.1
       Supplies and other . . . . . . . . . . . . . . . . . . .      210.3          220.0
                                                                  --------       --------
                                                                   1,581.3        1,606.4

    Excess of FIFO cost over Last-In, First-Out (LIFO) cost . .     (195.7)        (216.0)
                                                                  --------       --------

       Total. . . . . . . . . . . . . . . . . . . . . . . . . .   $1,385.6       $1,390.4
                                                                  ========       ========



4. Detail  of accrued consumer coupon redemption costs is as follows:


                                     Second Quarter        Six Months
                                     Ended June 30       Ended June 30
                                     --------------      --------------
(Millions  of  dollars)               2001    2000        2001     2000
------------------------------------------------------------------------


Beginning balance. . . . . . . .     $52.1    $55.0       $54.0    $58.7
Additions charged to expense . .      39.0     42.8        77.8     78.5
Payments . . . . . . . . . . . .     (36.7)   (37.8)      (78.1)   (76.8)
Changes in estimates . . . . . .      (2.5)    (5.9)       (1.5)    (6.1)
Currency rate changes. . . . . .       (.1)     (.2)        (.4)     (.4)
                                     -----    -----       -----    -----

Ending balance                       $51.8    $53.9       $51.8    $53.9
                                     =====    =====       =====    =====

5. Detail  of  comprehensive  income  is  as  follows:



                                                         Six Months
                                                        Ended June 30
                                                      ----------------
(Millions  of  dollars)                               2001       2000
----------------------------------------------------------------------

Net Income. . . . . . . . . . . . . . . . . . . . .    $848.8   $904.5
Unrealized currency translation adjustments . . . .    (213.9)  (106.6)
Deferred gains on cash flow hedges, net of tax. . .        .2        -
                                                       ------   ------

Comprehensive income. . . . . . . . . . . . . . . .    $635.1   $797.9
                                                       ======   ======



6. Information concerning consolidated operations by business segment is as follows:



                                                        Second Quarter            Six Months
                                                        Ended June 30           Ended June 30
                                                      ------------------      -----------------
(Millions  of  dollars)                                 2001       2000        2001      2000
-----------------------------------------------------------------------------------------------

NET SALES:

Tissue. . . . . . . . . . . . . . . . . . . . . . . .  $1,791.3   $1,784.1   $3,700.6  $3,578.0
Personal Care . . . . . . . . . . . . . . . . . . . .   1,413.7    1,360.8    2,790.8   2,659.1
Health Care and Other . . . . . . . . . . . . . . . .     338.1      333.4      672.7     639.7
Intersegment Sales. . . . . . . . . . . . . . . . . .      (8.9)     (13.8)     (21.5)    (25.1)
                                                       --------   --------   --------   -------

Consolidated. . . . . . . . . . . . . . . . . . . . .  $3,534.2   $3,464.5   $7,142.6  $6,851.7
                                                       ========   ========   ========   =======

OPERATING PROFIT (reconciled to income before taxes):

Tissue. . . . . . . . . . . . . . . . . . . . . . . .    $305.7     $320.3     $644.2    $625.6
Personal Care . . . . . . . . . . . . . . . . . . . .     264.2      279.9      527.8     549.4
Health Care and Other . . . . . . . . . . . . . . . .      48.2       46.0       95.2      90.7
Other income (expense), net . . . . . . . . . . . . .      (8.0)      12.4      (10.2)     99.6
Unallocated items - net . . . . . . . . . . . . . . .     (19.5)     (20.3)     (35.3)    (48.3)
                                                       --------   --------   --------   -------

Total Operating Profit. . . . . . . . . . . . . . . .     590.6      638.3    1,221.7   1,317.0

Interest income . . . . . . . . . . . . . . . . . . .       4.0        7.2        8.7      15.0
Interest expense. . . . . . . . . . . . . . . . . . .     (48.4)     (54.0)     (98.9)   (103.4)
                                                       --------   --------   --------   -------

Income Before Income Taxes. . . . . . . . . . . . . .    $546.2     $591.5   $1,131.5  $1,228.6
                                                       ========   ========   ========  ========



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


Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS:

SECOND  QUARTER  OF  2001  COMPARED  WITH  SECOND  QUARTER  OF  2000


By  Business  Segment
(Millions  of  dollars)

Net  Sales                                           2001                2000
-------------------------------------------------------------------------------

Tissue. . . . . . . . . . . . . . . . . . . . . .  $1,791.3            $1,784.1
Personal Care                                       1,413.7             1,360.8
Health Care and Other . . . . . . . . . . . . . .     338.1               333.4
Intersegment Sales. . . . . . . . . . . . . . . .      (8.9)              (13.8)
                                                   --------            --------

Consolidated. . . . . . . . . . . . . . . . . . .  $3,534.2            $3,464.5
                                                   ========            ========



Commentary:

Consolidated net sales for the quarter were 2.0 percent higher than in 2000. Excluding currency effects, net sales increased about 5 percent, with improvement in each of the Corporation's business segments. Sales volumes were approximately 3 percent higher with acquisitions contributing approximately 1 percentage point of that growth. Selling prices increased 2 percent.

- Worldwide net sales for tissue products were slightly greater than in the second quarter of 2000. Excluding currency effects, net sales rose more than 3 percent. Selling price increases implemented during 2000 accounted for most of the improvement, with overall sales volumes essentially the same as the prior year. In North America, sales volumes of Kleenex facial tissue, Scott bathroom tissue and Huggies baby wipes moved higher, while shipments of Scott towels were below year-ago levels and supply of Cottonelle bathroom tissue was constrained in advance of the start-up of the Corporation's new tissue machine located in Jenks, Oklahoma. Sales volumes for away-from-home tissue products in North America were approximately 1 percent lower. In other regions, sales volumes of tissue products rose in Latin America and in Asia, spurred by good growth in Korea, but were down about 1 percent in Europe.

- Worldwide net sales of personal care products rose 3.9 percent compared with the second quarter of 2000, and were up over 7 percent before currency effects. Sales volumes increased about 6 percent and selling prices were 1 percent higher. The volume gains were highlighted by continued strong improvement in sales volumes of Huggies diapers in Europe and double-digit growth in Asia. Sales volumes in Europe benefited from the first quarter 2001 acquisition of Linostar Spa ("Linostar") in Italy and in Asia from the June 2000 acquisition of S-K Corporation ("S-K"). These acquisitions accounted for approximately 3 percent of the increased sales volumes.

- Worldwide net sales of health care and other products increased 1.4 percent. Net sales of health care products alone were up more than 5
    percent, driven  by  solid  growth  in  sales  volumes.   The improvement,
    however, was largely offset by soft demand for other products in the segment.

Unusual  Items:

During the second quarter and first six months of 2001 and 2000, the Corporation recorded the following unusual items ("Unusual Items"), which for the purpose of facilitating a meaningful discussion of ongoing operations have been excluded from the operating profit in the "Excluding Unusual Items" columns in the Operating Profit tables.



                                                    Second Quarter            Six Months
                                                    Ended June 30            Ended June 30
                                                    --------------           -------------
(Millions of dollars)                                 2001    2000           2001     2000
------------------------------------------------------------------------------------------

Charges (credits) to operating profit:
Business improvement and other programs. . . . . . .  $21.1   $ 6.0          $42.3  $ 15.5
Business integration and other costs . . . . . . . .    7.4     5.2           14.3    17.4
Patent settlement and accrued liability reversal . .      -       -              -   (75.8)
                                                      -----   -----          -----  ------

Total charges (credits). . . . . . . . . . . . . . .  $28.5   $11.2          $56.6  $(42.9)
                                                      =====   =====          =====  ======



Income  Statement  Classification  of  Unusual  Items:
-----------------------------------------------------

                                                    Second Quarter            Six Months
                                                    Ended June 30            Ended June 30
                                                    --------------           -------------
(Millions of dollars)                                 2001    2000           2001     2000
------------------------------------------------------------------------------------------

Cost of products sold. . . . . . . . . . . . . . . .  $22.2   $4.7           $43.8  $ 19.0
Advertising, promotion and selling expenses. . . . .    1.3    1.0             2.0     3.5
General expense. . . . . . . . . . . . . . . . . . .    5.0    5.5            10.3    10.4
Other (income) expense, net. . . . . . . . . . . . .      -      -              .5   (75.8)
                                                      -----  -----           -----  ------

Total pretax charge (credit) . . . . . . . . . . . .  $28.5  $11.2           $56.6  $(42.9)
                                                      =====  =====           =====  ======



- The 2001 business improvement charges primarily relate to workforce severance and asset consolidation programs to streamline personal care operations in North America and China. The 2000 charges primarily were for accelerated depreciation stemming from business improvement programs announced in 1998.

- Costs to integrate acquired businesses into the Corporation's existing operations were recorded in both 2001 and 2000. Also in 2000, a downward revision in the estimated market value of certain nonproductive assets was recorded.

- In 2000, as part of a patent settlement, the Corporation was compensated for royalty income related to prior years. The settlement, together with the reversal of certain estimated accrued liabilities, related to the 1997 sale of a pulp and newsprint mill that ceased to be required, was recorded in other income.



                                                 2001                              2000
                                        ----------------------------     --------------------------
                                           AS            EXCLUDING           As         Excluding
Operating  Profit                       REPORTED       UNUSUAL ITEMS      Reported    Unusual Items
---------------------------------------------------------------------------------------------------

Tissue. . . . . . . . . . . . . . . . .  $305.7            $314.6          $320.3         $325.5
Personal Care . . . . . . . . . . . . .   264.2             281.7           279.9          281.1
Health Care and Other . . . . . . . . .    48.2              50.3            46.0           50.8
Other income (expense), net . . . . . .    (8.0)             (8.0)           12.4           12.4
Unallocated items - net . . . . . . . .   (19.5)            (19.5)          (20.3)         (20.3)
                                         ------            ------          ------         ------

Consolidated. . . . . . . . . . . . . .  $590.6            $619.1          $638.3         $649.5
                                         ======            ======          ======         ======



Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Excluding the Unusual Items, operating profit declined 4.7 percent to $619.1 million in the second quarter of 2001 compared with $649.5 million in 2000. Lower fiber costs of approximately $20 million were not sufficient to counter the impact of cost increases. These included significantly higher energy costs, start-up costs related to the Corporation's new consumer tissue and rollwipes machines, and higher levels of marketing support for tissue and personal care products, particularly in Europe. In addition, weakness of key currencies, including the euro, the British pound, the Brazilian real and the South Korean won reduced operating profit approximately $40 million compared with the second quarter of 2000.

- Operating profit for the tissue segment declined primarily as a result of the start-up costs and significantly higher energy costs. The start-up costs for the two new machines mentioned above amounted to $18 million in the second quarter. Although energy costs moderated from first quarter 2001 levels, they increased by $15 million compared with second quarter 2000. These cost increases were tempered by lower fiber costs of almost $18 million in the quarter in North America.

- Operating profit for the personal care segment was essentially even with the second quarter of 2000. The segment's results benefited from the prior year's price increases for diapers and training and youth pants in North America. However, operating profit in Latin America declined substantially. Brazil in particular was severely impacted by the significant decline in the value of the Brazilian real that has affected market conditions and pricing.

- Operating profit for health care products increased 16 percent, but lower earnings for other products in the segment resulted in an overall 1 percent decline in operating profit for the health care and other segment.

- The change in other income (expense), net is primarily due to currency transactions that resulted in losses in 2001 compared with gains last year.

By  Geography
(Millions  of  dollars)


Net  Sales                                                                         2001           2000
------------------------------------------------------------------------------------------------------

North America. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $2,375.6      $2,343.3
Outside North America. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,294.2       1,224.8
Intergeographic Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (135.6)       (103.6)
                                                                                 --------      --------

Consolidated . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $3,534.2      $3,464.5
                                                                                 ========      ========



                                                 2001                              2000
                                        ----------------------------     --------------------------
                                           AS            EXCLUDING           As         Excluding
Operating  Profit                       REPORTED       UNUSUAL ITEMS      Reported    Unusual Items
---------------------------------------------------------------------------------------------------

North America. . . . . . . . . . . . .   $534.0            $548.8          $546.5         $553.9
Outside North America. . . . . . . . .     84.1              97.8            99.7          103.5
Other income (expense), net. . . . . .     (8.0)             (8.0)           12.4           12.4
Unallocated items - net. . . . . . . .    (19.5)            (19.5)          (20.3)         (20.3)
                                         ------            ------          ------         ------

Consolidated . . . . . . . . . . . . .   $590.6            $619.1          $638.3         $649.5
                                         ======            ======          ======         ======



Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Net sales in North America increased 1.4 percent compared with 2000 principally due to the higher selling prices for tissue and personal care products tempered by lower sales volumes for printing papers.

- Net sales outside of North America increased 5.7 percent primarily due to the sales volume growth for Huggies diapers in Europe and the higher personal care sales volumes in Asia that more than offset the unfavorable currency effects.

- Excluding the Unusual Items, operating profit in North America declined slightly because the higher start-up and energy costs exceeded the effect of increased selling prices and lower fiber costs. Also, the effect of lower fringe benefit costs, primarily due to favorable returns on pension assets, was less significant in 2001 compared with the prior year.

- Excluding the Unusual Items, operating profit outside North America decreased 5.5 percent from 2000 as the higher marketing costs and unfavorable currency effects more than offset the increased sales volumes.

Additional  Income  Statement  Commentary:

-   Interest  expense  decreased primarily due to lower interest rates.

-   Excluding the Unusual Items from both years, the effective tax rate was
    30.2 percent in the second quarter of 2001 compared with 31.0 percent in 2000. The lower tax rate was primarily because the mix of the Corporation's income continues to shift to jurisdictions with lower effective tax rates.

-   The Corporation's share of net income of equity affiliates increased
    28.0 percent primarily due to all-time record sales, operating profit and
    net income at Kimberly-Clark de Mexico, S.A. de C.V. ("KCM").   An increase
    in the value of the Mexican peso was a key factor contributing to the improved results.

- On a diluted basis, net income was $.78 per share in 2001 compared to $.79 per share in 2000, a decrease of 1.3 percent. Excluding the Unusual Items, earnings from operations were $.81 per share in both years.

FIRST  SIX  MONTHS  OF  2001  COMPARED  WITH  FIRST  SIX  MONTHS  OF  2000

By  Business  Segment
(Millions  of  dollars)


Net  Sales                                                                2001                2000
----------------------------------------------------------------------------------------------------

Tissue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $3,700.6            $3,578.0
Personal Care . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,790.8             2,659.1
Health Care and Other . . . . . . . . . . . . . . . . . . . . . . . .      672.7               639.7
Intersegment Sales. . . . . . . . . . . . . . . . . . . . . . . . . .      (21.5)              (25.1)
                                                                        --------            --------

Consolidated. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $7,142.6            $6,851.7
                                                                        ========             =======




                                                 2001                              2000
                                        ----------------------------     --------------------------
                                           AS            EXCLUDING           As         Excluding
Operating  Profit                       REPORTED       UNUSUAL ITEMS      Reported    Unusual Items
---------------------------------------------------------------------------------------------------


Tissue. . . . . . . . . . . . . . . .  $  644.2          $  654.6        $  625.6       $  644.1
Personal Care . . . . . . . . . . . .     527.8             566.7           549.4          553.4
Health Care and Other . . . . . . . .      95.2             102.0            90.7          101.1
Other income (expense), net . . . . .     (10.2)             (9.7)           99.6           23.8
Unallocated items - net . . . . . . .     (35.3)            (35.3)          (48.3)         (48.3)
                                       --------          --------        --------       --------

Consolidated. . . . . . . . . . . . .  $1,221.7          $1,278.3        $1,317.0       $1,274.1
                                       ========          ========        ========       ========



Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Consolidated net sales for the first six months of 2001 were 4.2 percent higher than in 2000. Excluding currency effects, net sales were more than 7 percent higher, with improvement in each of the Corporation's business segments. Sales volumes were approximately 4 percent higher, including a 2 percent increase for the sales volumes of Linostar, S-K and the consolidation of Hogla-Kimberly, Limited ("Hogla") beginning in the second quarter of 2000. Selling prices increased nearly 3 percent.

- Worldwide net sales for tissue products were 3.4 percent greater than in 2000. Excluding currency effects, net sales rose more than 6 percent. Sales volumes were nearly 2 percent higher, principally due to increased sales of bathroom tissue and Huggies baby wipes in North America. Selling prices were more than 4 percent higher because of price increases implemented in 2000.

- Worldwide net sales for personal care products increased 5.0 percent from 2000 and excluding currency effects, increased more than 8 percent. Sales volumes rose more than 6 percent, driven by the increased diaper sales in Europe, and selling prices increased by 2 percent.

- Worldwide net sales of health care and other products increased 5.2 percent above 2000 primarily due to higher sales volumes for health care products.

Excluding the Unusual Items, operating profit increased slightly with gains in each of the business segments.

- The increase in operating profit for the tissue segment was primarily due to the higher selling prices tempered by the higher energy and start-up costs, increased marketing expenses and the unfavorable currency effects.

- The increase in operating profit for personal care products was attributable to the higher sales volumes and selling prices partially offset by increased marketing expenses, primarily in Europe and the unfavorable currency effects.

- The nearly 1 percent increase in operating profit for the health care and other segment was principally due to the higher sales volumes for health care products, partially offset by lower earnings for other products in the segment.

- Other income (expense), net reflects currency transaction losses in 2001 compared to gains in 2000. Also included in 2000 are gains on minor asset sales.

By  Geography
(Millions  of  dollars)

Net  Sales                                                                2001                2000
----------------------------------------------------------------------------------------------------

North America. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $4,769.2            $4,602.7
Outside North America. . . . . . . . . . . . . . . . . . . . . . . .     2,632.6             2,439.4
Intergeographic Sales. . . . . . . . . . . . . . . . . . . . . . . .      (259.2)             (190.4)
                                                                        --------            --------

Consolidated . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $7,142.6            $6,851.7
                                                                        ========            ========




                                                 2001                              2000
                                        ----------------------------     --------------------------
                                           AS            EXCLUDING           As         Excluding
Operating  Profit                       REPORTED       UNUSUAL ITEMS      Reported    Unusual Items
---------------------------------------------------------------------------------------------------


North America. . . . . . . . . . . . .   $1,068.8         $1,110.5         $1,062.5       $1,086.4
Outside North America                       198.4            212.8            203.2          212.2
Other income (expense), net. . . . . .      (10.2)            (9.7)            99.6           23.8
Unallocated items - net. . . . . . . .      (35.3)           (35.3)           (48.3)         (48.3)
                                         --------         --------         --------       --------

Consolidated . . . . . . . . . . . . .   $1,221.7         $1,278.3         $1,317.0       $1,274.1
                                         ========         ========         ========       ========



Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Net sales in North America increased 3.6 percent in 2001 because of the selling price increase for tissue and personal care products and the higher sales volumes for tissue products.

- Net sales outside of North America were 7.9 percent greater in 2001 because the higher selling prices for tissue in Europe and the increased sales volumes for diapers, particularly in Europe and Asia more than offset the unfavorable currency effects. Acquisitions and the consolidation of Hogla contributed 5.6 percent to the improvement in sales volumes.

- Excluding the Unusual Items in both years, operating profit in North America increased 2.2 percent in 2001 principally due to the selling price increases for tissue and personal care products, partially offset by the higher start-up and energy costs. The effect of lower fringe benefit costs related to returns on pension assets was less significant in 2001 compared with 2000.

-   Excluding the Unusual Items in both years, operating profit outside
    North America was essentially even with last year because the increased selling prices and sales volumes were offset by the higher marketing expenses and the unfavorable currency effects.

Additional  Income  Statement  Commentary:

-   Excluding the Unusual Items in both years, the effective tax rate was
    30.2 percent in 2001 compared with 31.0 percent in 2000. The lower tax rate was primarily because the mix of the Corporation's income continues to shift to jurisdictions with lower effective tax rates.

- The Corporation's share of net income of equity affiliates increased 3.8 percent from 2000 because the higher earnings of KCM more than offset the economically constrained performance of the Corporation's affiliate in Brazil.

- On a diluted share basis, net income was $1.58 per share in 2001 compared with $1.65 per share in 2000, a decline of 4.2 percent. Excluding the Unusual Items in both years, earnings from operations were $1.65 per share in 2001 compared with $1.60 per share in 2000, an increase of 3.1 percent.

LIQUIDITY  AND  CAPITAL  RESOURCES:

- Cash provided by operations for the first six months of 2001 declined by $77 million compared with the first six months of 2000. In 2000, cash inflows included approximately $55 million from the settlement of a patent dispute. In the first quarter of 2001, there was a reduction of accrued expenses of nearly $70 million due to the payout of long-term incentive compensation, which will not recur in subsequent quarters of the year.

- During the first six months of 2001, the Corporation repurchased 4.7 million shares of its common stock at cost of $295 million, including 2.7 million shares repurchased in the second quarter for $159 million.

- At June 30, 2001 the Corporation's total debt and preferred securities was $3.8 billion compared with $3.5 billion at December 31, 2000. Net debt (total debt net of cash and cash equivalents) and preferred securities was $3.4 billion compared with $3.3 billion at December 31, 2000. The Corporation's ratio of net debt and preferred securities to capital was 35.7 percent, which was within the target range of 30 percent to 40 percent.

- During the second quarter of 2001, the Corporation entered into an agreement to acquire an additional 5 percent ownership in its 50 percent-owned joint venture, Kimberly-Clark Australia ("K-CA"), for A$77.5 million (approximately U.S. $39 million). Effective July 1, the Corporation will begin consolidating K-CA's net sales and operating results. The Corporation and its joint venture partner, Amcor Limited, also exchanged options for the purchase by the Corporation of the remaining 45 percent ownership interest for A$697.5 million (approximately U.S. $355 million) within the next four years. In contemplation of the acquisition of the 5 percent ownership interest and the exchange of options, the Corporation entered into forward contracts to purchase Australian dollars needed to complete the acquisition of such ownership interests. The longest of these contracts, which hedge the currency exposure relating
    to this transaction, matures  in  August  2003.   These forward contracts
    are marked to market each period and gains or losses are included in current earnings. In the second quarter of 2001, net losses on these contracts of approximately $3.9 million were recorded in other expense.

- Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs in the foreseeable future.

NEW  PRONOUNCEMENTS

Statements of Financial Accounting Standards ("SFAS") 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, were issued in
June 2001. FAS 141 is effective July 1, 2001 and FAS 142 is effective for fiscal years beginning after December 15, 2001. Under these new standards, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

SFAS 142 will be adopted beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 would have increased reported net income in 2000 by approximately $88.3 million, or $.16 per share. During 2002, the Corporation will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.

In April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. Under EITF 00-25, the cost of promotion activities offered to customers will be classified as a reduction in sales revenue. The Corporation is currently reviewing the rule and plans to adopt EITF 00-25, as required, in the first quarter of 2002. Adoption is not expected to change reported earnings.

Also in April 2001, the EITF delayed implementation of EITF 00-14, Accounting for Certain Sales Incentives, to coincide with the implementation date for EITF 00-25. Under EITF 00-14, the estimated redemption value of consumer coupons must be recorded at the time the coupons are issued and classified as a reduction in sales revenue. The Corporation will adopt EITF 00-14 in the first quarter of 2002 and will reclassify the face value of coupons and similar discounts ("Discounts") as a reduction in revenue for all periods presented. Discounts recorded as promotion expense during the second quarter and six months ended June 30, 2001 were approximately $45 million and $95 million, respectively. Discounts recorded as promotion expense during the second quarter and six months ended June 30, 2000 were approximately $46 million and $95 million, respectively. Upon adoption of EITF 00-14, the Corporation will report a cumulative effect of a change in accounting principle, resulting from a change in the period for recognizing the face value of coupons, which at December 31, 2000 was estimated to be an after-tax charge equal to approximately $.02 per share.

ENVIRONMENTAL  MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

OUTLOOK

On July 12, 2001, the Corporation stated in a press release its belief that for the full year 2001, assuming no further deterioration in foreign currency rates, earnings per share from operations will be toward the lower end of the range of analysts' estimates, which at that time was $3.40 per share to $3.55 per share. The Corporation expects earnings per share from operations will improve sequentially in the second half of 2001. That expectation assumes lower fiber, polymer and energy costs and cost savings programs that will have a positive impact on its results in the second half of 2001. The Corporation also expects that its growth investments in new machines, for Cottonelle Fresh rollwipes and proprietary uncreped through air-dried tissue technology, will begin to contribute to earnings later in 2001.

The Corporation expects solid and sustainable growth in sales and earnings in 2002, with sales in line with its objective of 6 percent to 8 percent, assuming no further deterioration in foreign currency rates. The Corporation also believes that it will return to its targeted double-digit rate of growth in earnings per share from operations in 2002.

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

PART  II  -  OTHER  INFORMATION

ITEM  6. EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)    Exhibits

       (3)a Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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





                                  KIMBERLY-CLARK CORPORATION
                                         (Registrant)





                                  By:          /s/  John W. Donehower
                                               ----------------------
                                               John W. Donehower
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)





                                  By:          /s/  Randy J. Vest
                                               ------------------
                                               Randy J. Vest
                                               Vice President and Controller
                                               (principal accounting officer)






August  9,  2001