Form 10-Q
period 2001-09-30
KIMBERLY CLARK CORP
filed 2001-11-08
CIK 55785

FORM  10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark  One)

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  SEPTEMBER  30,  2001

                                      OR

[    ]          TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from.............to......................

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

Yes     X        No
     ------.         ------.

AS OF NOVEMBER 5, 2001, THERE WERE 525,152,502 SHARES OF THE CORPORATION'S COMMON STOCK OUTSTANDING.

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS.

CONSOLIDATED  INCOME  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES


                                                             Three Months               Nine Months
                                                          Ended September 30         Ended September 30
                                                          -----------------------------------------------
(Millions of dollars except per share amounts)              2001       2000           2001        2000
---------------------------------------------------------------------------------------------------------

NET SALES . . . . . . . . . . . . . . . . . . . . . . .   $3,710.0   $3,529.5       $10,852.6   $10,381.2
  Cost of products sold . . . . . . . . . . . . . . . .    2,161.8    2,098.1         6,416.5     6,111.1
                                                          --------   --------       ---------   ---------

GROSS PROFIT                                               1,548.2    1,431.4         4,436.1     4,270.1
  Advertising, promotion and selling expenses . . . . .      616.1      515.2         1,723.7     1,601.4
  Research expense. . . . . . . . . . . . . . . . . . .       73.9       67.4           215.8       197.0
  General expense . . . . . . . . . . . . . . . . . . .      189.0      174.0           551.2       540.5
  Goodwill amortization . . . . . . . . . . . . . . . .       22.7       21.6            67.0        60.6
  Other (income) expense, net . . . . . . . . . . . . .       17.4       11.1            27.6       (88.5)
                                                          --------   --------       ---------   ---------
OPERATING PROFIT                                             629.1      642.1         1,850.8     1,959.1
  Interest income . . . . . . . . . . . . . . . . . . .        4.1        4.4            12.8        19.4
  Interest expense. . . . . . . . . . . . . . . . . . .      (46.5)     (58.8)         (145.4)     (162.2)
                                                          --------   --------       ---------   ---------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .      586.7      587.7         1,718.2     1,816.3
  Provision for income taxes. . . . . . . . . . . . . .      173.7      181.0           512.9       566.1
                                                          --------   --------       ---------   ---------

INCOME BEFORE EQUITY INTERESTS. . . . . . . . . . . . .      413.0      406.7         1,205.3     1,250.2
  Share of net income of equity companies . . . . . . .       30.2       52.4           122.3       141.1
  Minority owners' share of subsidiaries' net income. .      (23.8)     (18.7)          (59.4)      (46.4)
                                                          --------   --------       ---------   ---------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .   $  419.4   $  440.4       $ 1,268.2   $ 1,344.9
                                                          ========   ========       =========   =========


NET INCOME PER SHARE:

  Basic . . . . . . . . . . . . . . . . . . . . . . . .   $    .79   $    .82       $   2.39    $    2.48
                                                          ========   ========       ========    =========

  Diluted . . . . . . . . . . . . . . . . . . . . . . .   $    .79   $    .81       $   2.37    $    2.46
                                                          ========   ========       ========    =========

CASH DIVIDENDS DECLARED . . . . . . . . . . . . . . . .   $    .28   $    .27       $    .84    $     .81
                                                          ========   ========       ========    =========




Unaudited

See  Notes  to  Consolidated  Financial  Statements.

CONDENSED  CONSOLIDATED  BALANCE  SHEET
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES



                                                       SEPTEMBER 30,   December 31,
(Millions of dollars)                                     2001             2000
-----------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . .   $   336.4         $   206.5
  Accounts receivable. . . . . . . . . . . . . . . .     1,811.0           1,809.6
  Inventories. . . . . . . . . . . . . . . . . . . .     1,473.8           1,390.4
  Other current assets . . . . . . . . . . . . . . .       355.0             383.4
                                                       ---------         ---------

    TOTAL CURRENT ASSETS . . . . . . . . . . . . . .     3,976.2           3,789.9

PROPERTY . . . . . . . . . . . . . . . . . . . . . .    12,858.0          12,014.8
  Less accumulated depreciation. . . . . . . . . . .     5,539.4           5,096.3
                                                       ---------         ---------

    NET PROPERTY . . . . . . . . . . . . . . . . . .     7,318.6           6,918.5

INVESTMENTS IN EQUITY COMPANIES. . . . . . . . . . .       695.5             798.8

GOODWILL, NET OF ACCUMULATED AMORTIZATION. . . . . .     2,008.8           2,009.9

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .     1,118.2             962.7
                                                       ---------         ---------

                                                       $15,117.3         $14,479.8
                                                       =========         =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Debt payable within one year . . . . . . . . . . .   $ 1,244.9         $ 1,490.5
  Accounts payable . . . . . . . . . . . . . . . . .     1,040.2           1,175.9
  Accrued expenses . . . . . . . . . . . . . . . . .     1,169.0           1,239.8
  Other current liabilities. . . . . . . . . . . . .       778.3             667.7
                                                       ---------         ---------

    TOTAL CURRENT LIABILITIES. . . . . . . . . . . .     4,232.4           4,573.9

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . .     2,113.8           2,000.6

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS. .       904.5             869.2

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .     1,049.5             987.5

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES . . . . .       347.6             281.3

PREFERRED SECURITIES OF SUBSIDIARY . . . . . . . . .       533.6                 -

STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . .     5,935.9           5,767.3
                                                       ---------         ---------

                                                       $15,117.3         $14,479.8
                                                       =========         =========




Unaudited

See  Notes  to  Consolidated  Financial  Statements.

CONDENSED  CONSOLIDATED  CASH  FLOW  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES




                                                             Nine Months
                                                          Ended September 30
                                                        --------------------
(Millions of dollars)                                      2001       2000
----------------------------------------------------------------------------

OPERATIONS
  Net income. . . . . . . . . . . . . . . . . . . . .   $1,268.2   $ 1,344.9
  Depreciation. . . . . . . . . . . . . . . . . . . .      475.4       444.3
  Goodwill amortization . . . . . . . . . . . . . . .       67.0        60.6
  Changes in operating working capital. . . . . . . .     (197.2)     (323.1)
  Other . . . . . . . . . . . . . . . . . . . . . . .       51.6        (8.6)
                                                        --------   ---------

    CASH PROVIDED BY OPERATIONS . . . . . . . . . . .    1,665.0     1,518.1
                                                        --------   ---------

INVESTING . . . . . . . . . . . . . . . . . . . . . .
  Capital spending. . . . . . . . . . . . . . . . . .     (799.8)     (770.6)
  Acquisitions of businesses, net of cash acquired. .      (97.6)     (169.3)
  Proceeds from investments . . . . . . . . . . . . .       25.7        38.9
  Investments in marketable securities. . . . . . . .      (19.7)          -
  Proceeds from notes receivable. . . . . . . . . . .          -       220.0
  Other . . . . . . . . . . . . . . . . . . . . . . .      (40.2)      (22.4)
                                                        --------   ---------

    CASH USED FOR INVESTING . . . . . . . . . . . . .     (931.6)     (703.4)
                                                        --------   ---------

FINANCING . . . . . . . . . . . . . . . . . . . . . .
  Cash dividends paid . . . . . . . . . . . . . . . .     (442.2)     (435.4)
  Changes in debt payable within one year . . . . . .      (23.4)      541.4
  Increases in long-term debt . . . . . . . . . . . .       60.4       336.8
  Decreases in long-term debt . . . . . . . . . . . .     (252.6)     (316.2)
  Issuance of preferred securities of subsidiary. . .      516.5           -
  Proceeds from exercise of stock options . . . . . .       87.2        45.6
  Acquisitions of common stock for the treasury . . .     (547.7)   (1,087.5)
  Other . . . . . . . . . . . . . . . . . . . . . . .       (1.7)         .9
                                                        --------    --------

    CASH USED FOR FINANCING . . . . . . . . . . . . .     (603.5)     (914.4)
                                                        --------    --------

INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS. . . .   $  129.9   $   (99.7)
                                                        ========   =========



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

   Statements of Financial Accounting Standards ("SFAS") 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, were issued in June 2001. SFAS 141 became effective July 1, 2001 and SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under these new standards, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

   SFAS 142 will be adopted beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 would have increased reported net income for the full year 2000 by approximately $88.3 million, or $.16 per share. During 2002, the Corporation will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.

   SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002.
   SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

   SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

   SFAS 143 and SFAS 144 will be adopted on their effective dates, and adoption is not expected to result in any material effects on the Corporation's financial statements.

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

   Also in April 2001, the EITF delayed implementation of EITF 00-14, Accounting for Certain Sales Incentives, to coincide with the implementation date for EITF 00-25. Under EITF 00-14, the estimated redemption value of consumer coupons must be recorded at the time the coupons are issued and classified as a reduction in sales revenue. The Corporation will adopt EITF 00-14 in the first quarter of 2002 and will reclassify the face value of coupons and similar discounts ("Discounts") as a reduction in revenue for all periods presented. Discounts recorded as promotion expense during the third quarter and nine months ended September 30, 2001 were approximately $48 million and $143 million, respectively. Discounts recorded as promotion expense during the third quarter and nine months ended September 30, 2000 were approximately $37 million and $132 million, respectively. Upon adoption of EITF 00-14, the Corporation will report a cumulative effect of a change in accounting principle, resulting from a change in the period for recognizing the face value of coupons, which at December 31, 2000 was estimated to be an after-tax charge equal to approximately $.02 per share.

2. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share ("EPS"). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:




                                                                Average Common Shares Outstanding
                                                             --------------------------------------
                                                              Third Quarter         Nine Months
                                                             Ended Sept. 30        Ended Sept. 30
                                                             --------------------------------------
(Millions)                                                   2001       2000       2001       2000
---------------------------------------------------------------------------------------------------

Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .  529.0      537.0      531.4      541.5
  Dilutive effect of stock options. . . . . . . . . . . . .    3.0        3.3        3.7        3.6
  Dilutive effect of deferred compensation plan
    shares. . . . . . . . . . . . . . . . . . . . . . . . .     .2         .2         .2         .1
  Dilutive effect of shares issued for participation share
    awards. . . . . . . . . . . . . . . . . . . . . . . . .      -          -          -         .4
                                                             -----      -----      -----      -----

Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  532.2      540.5      535.3      545.6
                                                             =====      =====      =====      =====



   Options outstanding during the third quarter and nine months ended September 30, 2001 to purchase 5.9 million and 4.9 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

   Options outstanding during both the third quarter and nine months ended September 30, 2000 to purchase .6 million shares of common stock were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

   The number of common shares outstanding as of September 30, 2001 and 2000 was 526.2 million and 533.6 million, respectively.

3. Details of inventories by major class as of September 30, 2001 and December 31, 2000 are as follows:




                                                                  SEPTEMBER 30,    December 31,
  (Millions of dollars)                                               2001             2000
-----------------------------------------------------------------------------------------------

  At lower of cost on the First-In,
    First-Out (FIFO) method or market:
      Raw materials. . . . . . . . . . . . . . . . . . . . . .   $  359.1           $  387.2
      Work in process. . . . . . . . . . . . . . . . . . . . .      172.3              159.1
      Finished goods . . . . . . . . . . . . . . . . . . . . .      891.9              840.1
      Supplies and other . . . . . . . . . . . . . . . . . . .      224.7              220.0
                                                                 --------           --------

                                                                  1,648.0            1,606.4

    Excess of FIFO cost over Last-In, First-Out (LIFO) cost. .     (174.2)            (216.0)
                                                                 --------           --------

      Total. . . . . . . . . . . . . . . . . . . . . . . . . .   $1,473.8           $1,390.4
                                                                 ========           ========

4. Detail  of accrued consumer coupon redemption costs is as follows:


                                         Third Quarter               Nine Months
                                         Ended Sept. 30             Ended Sept.30
                                        ------------------      ------------------
(Millions of dollars)                    2001        2000         2001      2000
----------------------------------------------------------------------------------

Beginning balance . . . . . . . . . .   $ 51.8      $ 53.9      $  54.0    $  58.7
Additions charged to expense. . . . .     40.1        43.0        117.9      121.5
Payments. . . . . . . . . . . . . . .    (38.3)      (29.6)      (116.4)    (106.4)
Changes in estimates. . . . . . . . .     (2.3)      (17.3)        (3.8)     (23.4)
Currency rate changes . . . . . . . .        -         (.3)         (.4)       (.7)
                                        ------       -----      -------    -------

Ending balance. . . . . . . . . . . .   $ 51.3      $ 49.7      $  51.3    $  49.7
                                        ======      ======      =======    =======



5. Detail  of  comprehensive  income  is  as  follows:


                                                                  Nine Months
                                                                 Ended Sept. 30
                                                           --------------------------
  (Millions of dollars)                                       2001            2000
-------------------------------------------------------------------------------------

  Net income. . . . . . . . . . . . . . . . . . . . . . .    $1,268.2        $1,344.9
  Unrealized currency translation adjustments . . . . . .      (190.0)         (212.3)
  Deferred gains on cash flow hedges, net of tax. . . . .        (1.2)              -
  Unrealized holding gains on securities. . . . . . . . .          .4               -
                                                             --------        --------

  Comprehensive income. . . . . . . . . . . . . . . . . .    $1,077.4        $1,132.6
                                                             ========        ========



6. Information concerning consolidated operations by business segment is as follows:




                                                            Third Quarter                Nine Months
                                                            Ended Sept.30               Ended Sept.30
                                                        --------------------       ---------------------
(Millions of dollars)                                      2001      2000             2001       2000
--------------------------------------------------------------------------------------------------------

NET SALES:

Tissue . . . . . . . . . . . . . . . . . . . . . . . .  $1,918.7    $1,845.3       $ 5.619.3   $ 5,423.3
Personal Care. . . . . . . . . . . . . . . . . . . . .   1,473.6     1,374.9         4,264.4     4,034.0
Health Care and Other. . . . . . . . . . . . . . . . .     327.0       322.3           999.7       962.0
Intersegment Sales . . . . . . . . . . . . . . . . . .      (9.3)      (13.0)          (30.8)      (38.1)
                                                        --------    --------        --------   ---------

Consolidated . . . . . . . . . . . . . . . . . . . . .  $3,710.0    $3,529.5       $10,852.6   $10,381.2
                                                        ========    ========       =========   =========

OPERATING PROFIT (reconciled to income before taxes):

Tissue . . . . . . . . . . . . . . . . . . . . . . . .  $  331.4    $  335.4       $   975.6   $   961.0
Personal Care. . . . . . . . . . . . . . . . . . . . .     289.1       287.5           816.9       836.9
Health Care and Other. . . . . . . . . . . . . . . . .      47.9        46.4           143.1       137.1
Other income (expense), net. . . . . . . . . . . . . .     (17.4)      (11.1)          (27.6)       88.5
Unallocated items - net. . . . . . . . . . . . . . . .     (21.9)      (16.1)          (57.2)      (64.4)
                                                        --------    --------       ---------   ---------

Total Operating Profit . . . . . . . . . . . . . . . .     629.1       642.1         1,850.8     1,959.1

  Interest income. . . . . . . . . . . . . . . . . . .       4.1         4.4            12.8        19.4
  Interest expense . . . . . . . . . . . . . . . . . .     (46.5)      (58.8)         (145.4)     (162.2)
                                                        --------    --------        ---------   --------

Income Before Income Taxes . . . . . . . . . . . . . .  $  586.7    $  587.7       $ 1,718.2   $ 1,816.3
                                                        ========    ========       =========   =========

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



Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS:

THIRD  QUARTER  OF  2001  COMPARED  WITH  THIRD  QUARTER  OF  2000




By Business Segment
(Millions of dollars)

Net Sales                                                             2001       2000
---------------------------------------------------------------------------------------

Tissue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,918.7   $1,845.3
Personal Care. . . . . . . . . . . . . . . . . . . . . . . . . . .   1,473.6    1,374.9
Health Care and Other. . . . . . . . . . . . . . . . . . . . . . .     327.0      322.3
Intersegment Sales . . . . . . . . . . . . . . . . . . . . . . . .      (9.3)     (13.0)
                                                                    --------   --------

Consolidated . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,710.0   $3,529.5
                                                                    ========   ========



Commentary:

Consolidated  net  sales  for  the  quarter  increased  5.1 percent over 2000.
Excluding currency effects, net sales increased about 8 percent, with improvement in each business segment. Sales volumes were approximately 6 percent higher and selling prices increased about 2 percent. Net sales in the third quarter of 2001 included approximately $120 million as a result of the Corporation's acquisition of an additional 5 percent of Kimberly-Clark
Australia Pty. Limited ("KCA"), increasing ownership of its former equity affiliate to 55 percent. Consequently, effective July 1, KCA became a consolidated subsidiary.

- Worldwide net sales of tissue products rose 4.0 percent compared with the third quarter of 2000. Excluding currency effects, the sales gain was more than 6 percent. The consolidation of KCA made a significant contribution to the improvement and selling prices were approximately 2 percent higher, mainly due to price increases implemented in North America and Europe over the past year. In North America, sales of consumer tissue products climbed 10 percent, led by higher sales of Cottonelle and Scott bathroom tissue, Viva and Scott paper towels and Huggies baby wipes. In total, sales volumes increased 6 percent and prices were 4 percent higher. Sales volumes for away-from-home products in North America were more than 2 percent lower, with a sharp decline in sales following September 11. In other regions, sales volumes of tissue products rose more than 50 percent in Asia
   (8 percent excluding KCA), highlighted by continued good growth in Korea, but were lower by about 4 percent in Europe and 7 percent in Latin America.

- Worldwide net sales of personal care products rose 7.2 percent compared with the third quarter of 2000, and were up over 10 percent before
   currency effects.    Sales  volumes  advanced about 10 percent, with
   increases in every region of the world, and selling prices were 1 percent higher. The sales volume gains were highlighted by continued double-digit growth in volumes of Huggies diapers in Europe, including the benefit of the January 2001 acquisition of Linostar Spa.
   ("Linostar") in Italy, and strong sales of Pull-Ups training pants, GoodNites youth pants and Little Swimmers swimpants in North America. Sales volumes also rose more than 40 percent in Asia (7 percent excluding
   KCA), with continuing market share gains in Korea, and were 11 percent higher in Latin America, despite difficult market conditions in Brazil.

- Worldwide net sales of health care and other products increased 1.5 percent. Sales of health care products were up about 6 percent, driven by growth in sales volumes of nearly 8 percent. The improvement, however, was largely offset by soft demand for other products in the segment.

Unusual  Items:

During the third quarter and first nine months of 2001 and 2000, the Corporation recorded the following unusual items ("Unusual Items"), which for the purpose of facilitating a meaningful discussion of ongoing operations have been excluded in the "Excluding Unusual Items" columns in the Operating Profit tables.



                                                           Third Quarter                Nine Months
                                                         Ended September 30          Ended September 30
                                                         ------------------          ------------------
(Millions of dollars)                                       2001     2000              2001      2000
-------------------------------------------------------------------------------------------------------

Charges (credits) to operating profit:
  Business improvement charges. . . . . . . . . . . . . .  $ 6.5    $ 5.5             $48.8     $ 21.0
  Business integration and other costs. . . . . . . . . .    5.1      5.7              19.4       23.1
  Litigation settlement . . . . . . . . . . . . . . . . .      -     14.6                 -       14.6
  Patent settlement and accrued liability reversal. . . .      -        -                 -      (75.8)
                                                           -----    -----             -----     ------
    Total charges (credits) . . . . . . . . . . . . . . .  $11.6    $25.8             $68.2     $(17.1)
                                                           =====    =====             =====     ======



Income  Statement  Classification  of  Unusual  Items:
-----------------------------------------------------

                                                           Third Quarter                Nine Months
                                                         Ended September 30          Ended September 30
                                                         ------------------          ------------------
(Millions of dollars)                                       2001     2000              2001      2000
-------------------------------------------------------------------------------------------------------


  Cost of products sold . . . . . . . . . . . . . . . . .  $ 7.0    $ 4.3             $50.8     $ 23.3
  Advertising, promotion and selling expenses . . . . . .     .7      2.0               2.7        5.5
  Research expense. . . . . . . . . . . . . . . . . . . .      -       .1                 -         .1
  General expense . . . . . . . . . . . . . . . . . . . .    3.9      4.8              14.2       15.2
  Other (income) expense, net . . . . . . . . . . . . . .      -     14.6                .5      (61.2)
                                                           -----    -----             -----     ------

  Total pretax charge (credit). . . . . . . . . . . . . .  $11.6    $25.8             $68.2     $(17.1)
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


                                           2001                       2000
                                  ------------------------  -------------------------
                                     AS        EXCLUDING       As         Excluding
Operating Profit                  REPORTED   UNUSUAL ITEMS  Reported    Unusual Items
-------------------------------------------------------------------------------------

Tissue . . . . . . . . . . . . .   $ 331.4     $334.0        $335.4       $340.2
Personal Care. . . . . . . . . .     289.1      294.5         287.5        288.4
Health Care and Other. . . . . .      47.9       51.5          46.4         51.9
Other income (expense), net. . .     (17.4)     (17.4)        (11.1)         3.5
Unallocated items - net. . . . .     (21.9)     (21.9)        (16.1)       (16.1)
                                   -------     ------        ------       ------

Consolidated . . . . . . . . . .   $ 629.1     $640.7        $642.1       $667.9
                                   =======     ======        ======       ======



Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Excluding Unusual Items, operating profit declined 4.1 percent to $640.7 million in the third quarter of 2001 compared with $667.9 million in 2000. Increased sales volumes and higher selling prices contributed positively. However, weakness of key currencies, including the Australian dollar, the euro, the British pound, the Brazilian real and the South Korean won reduced operating profit approximately $42 million compared with the third quarter of 2000. In addition, the third quarter of 2001 included net costs of $27 million related to the Corporation's new Cottonelle Fresh rollwipes operations and the start-up of three new tissue machines. Lower fiber costs of approximately $60 million were more than offset by a step-up in advertising and promotion expenses for both new product introductions and increased levels of competitive activity.

- Operating profit for the tissue segment declined 1.8 percent from 2000, as higher costs, primarily for marketing support, equipment start-ups and energy, offset the combined benefits from higher sales, lower fiber costs and the consolidation of KCA.

- Operating profit for the personal care segment increased 2.1 percent compared with the third quarter of 2000. Segment results benefited from the sales volume increases and higher selling prices for diapers in North America and Europe. Operating profit in Latin America was below year-ago levels primarily due to the continued difficult operating environment in Brazil, where the decline in the value of the real has negatively affected market conditions and pricing.

- Operating profit for health care products increased approximately 20 percent from last year, but lower earnings for other products in the segment resulted in a .8 percent decline in operating profit for the health care and other segment.

- The change in other income (expense), net is primarily due to currency transactions, including losses in 2001 on forward contracts that hedge the currency exposure for the purchase of the remaining 45 percent interest of KCA.

By  Geography
(Millions  of  dollars)


Net Sales                                                        2001        2000
-----------------------------------------------------------------------------------

North America. . . . . . . . . . . . . . . . . . . . . . . .   $2,445.3    $2,369.3
Outside North America. . . . . . . . . . . . . . . . . . . .    1,419.4     1,256.7
Intergeographic Sales. . . . . . . . . . . . . . . . . . . .     (154.7)      (96.5)
                                                               --------    --------

Consolidated . . . . . . . . . . . . . . . . . . . . . . . .   $3,710.0    $3,529.5
                                                               ========    ========




                                           2001                       2000
                                  ------------------------  -------------------------
                                     AS       EXCLUDING       As          Excluding
Operating Profit                  REPORTED   UNUSUAL ITEMS  Reported    Unusual Items
-------------------------------------------------------------------------------------

North America . . . . . . . . .   $538.0       $546.1         $560.0       $567.7
Outside North America . . . . .    130.4        133.9          109.3        112.8
Other income (expense), net . .    (17.4)       (17.4)         (11.1)         3.5
Unallocated items - net . . . .    (21.9)       (21.9)         (16.1)       (16.1)
                                  ------       ------         ------       ------

Consolidated. . . . . . . . . .   $629.1       $640.7         $642.1       $667.9
                                  ======       ======         ======       ======



Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Net sales in North America increased 3.2 percent compared with 2000 principally due to the higher sales volumes and selling prices for consumer tissue and personal care products, and the higher sales volumes for health care products, tempered by the lower sales volumes for away-from-home products.

- Net sales outside of North America rose 12.9 percent because of the increased diaper sales in Europe, the higher sales volumes in Korea and the consolidation of KCA, tempered by the negative currency effects.

-  Excluding the Unusual Items, operating profit in North America declined
   3.8 percent because the higher start-up, energy and marketing costs exceeded the effect of increased selling prices and sales volumes and lower fiber costs. Also, fringe benefit costs increased in 2001 compared with the prior year, primarily due to a decline in returns on pension assets.

- Excluding the Unusual Items, operating profit outside of North America increased 18.7 percent primarily due to the improved results in Korea and the consolidation of KCA.

Additional  Income  Statement  Commentary:

-  Interest  expense  decreased primarily due to lower interest rates.

-  Excluding the Unusual Items from both years, the effective tax rate was
   29.8 percent in the third quarter of 2001 compared with 31.1 percent in 2000. The lower tax rate was primarily because the mix of the Corporation's income continues to shift to jurisdictions with lower effective tax rates and resolution of certain prior years' income tax matters.

- The Corporation's share of net income of equity companies in the third quarter decreased to $30.2 million in 2001 from $52.4 million in 2000, primarily due to lower net income at Kimberly-Clark de Mexico, S.A. de C.V.
   (KCM). A decline in the value of the Mexican peso was a key factor contributing to the reduction in net income. In addition, KCM's sales and operating profit softened late in the quarter. The previously mentioned consolidation of KCA reduced the Corporation's share of net income of equity companies by approximately 14 percent. Also, weak results in 2001 at Klabin Kimberly S.A., the Corporation's tissue products joint venture in Brazil, was another factor affecting the comparison.

- On a diluted basis, net income was $.79 per share in 2001 compared to $.81 per share in 2000, a decline of 2.5 percent. Excluding the Unusual Items, earnings from operations were $.80 per share in 2001 compared to $.84 in 2000, a decrease of 4.8 percent.

FIRST  NINE  MONTHS  OF  2001  COMPARED  WITH  FIRST  NINE  MONTHS  OF  2000


By Business Segment
(Millions of dollars)
Net Sales                                                        2001        2000
------------------------------------------------------------------------------------

Tissue . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 5,619.3   $ 5,423.3
Personal Care. . . . . . . . . . . . . . . . . . . . . . . .     4,264.4     4,034.0
Health Care and Other. . . . . . . . . . . . . . . . . . . .       999.7       962.0
Intersegment Sales . . . . . . . . . . . . . . . . . . . . .       (30.8)      (38.1)
                                                               ---------   ---------

Consolidated . . . . . . . . . . . . . . . . . . . . . . . .   $10,852.6   $10,381.2
                                                               =========   =========



                                           2001                       2000
                                  ------------------------  -------------------------
                                     AS       EXCLUDING       As          Excluding
Operating Profit                  REPORTED   UNUSUAL ITEMS  Reported    Unusual Items
-------------------------------------------------------------------------------------

Tissue . . . . . . . . . . . . .  $ 975.6      $  988.6       $  961.0     $  984.3
Personal Care. . . . . . . . . .    816.9         861.2          836.9        841.8
Health Care and Other. . . . . .    143.1         153.5          137.1        153.0
Other income (expense), net. . .    (27.6)        (27.1)          88.5         27.3
Unallocated items - net. . . . .    (57.2)        (57.2)         (64.4)       (64.4)
                                 --------      --------        -------      -------

Consolidated . . . . . . . . . . $1,850.8      $1,919.0       $1,959.1     $1,942.0
                                 ========      ========       ========     ========



Note: Unallocated items - net, consists of expenses not associated with
      the   business   segments.

Commentary:


Consolidated net sales for the first nine months of 2001 were 4.5 percent greater than in 2000. Excluding currency effects, net sales were more than 7 percent higher with improvement in each of the Corporation's business segments. Sales volumes were nearly 5 percent higher, including about 3 percentage points of the increase for the sales volumes of acquired companies:
Linostar, KCA, Hogla-Kimberly, Limited ("Hogla") and S-K Corporation. Selling prices increased over 2 percent.

- Worldwide net sales of tissue products increased 3.6 percent over 2000. Excluding currency effects, net sales rose more than 6 percent. Sales volumes were more than 2 percent higher due to increased sales of bathroom tissue and Huggies baby wipes in North America and the consolidation of KCA. Selling prices were over 3 percent higher due to increases implemented in 2000.

- Worldwide net sales of personal care products grew 5.7 percent and excluding currency effects, increased over 9 percent. Sales volumes advanced almost 8 percent, driven by the higher diaper sales in Europe and growth in Latin America and Asia, including the previously mentioned acquisitions. Selling prices increased slightly below 2 percent.

- Worldwide net sales of health care and other products increased 3.9 percent from 2000 primarily due to higher sales volumes for health care products.

Excluding the Unusual Items, total operating profit decreased approximately 1 percent, however operating profit for each of the business segments improved in 2001 over 2000.

- Operating profit for the tissue segment gained less than 1 percent as the higher selling prices and sales volumes and reduced fiber costs were nearly offset by increased energy and equipment start-up costs, higher marketing expenses and unfavorable currency effects.

- Operating profit for the personal care segment advanced 2.3 percent due to the higher sales volumes and selling prices, tempered by increased marketing costs and currency effects.

- Operating profit for the health care and other segment was slightly better than last year.

- Other income (expense), net reflects currency transaction losses in 2001, including the KCA related losses on forward contracts, compared to gains in 2000. Also included in 2000 are gains on minor asset sales.

By  Geography
(Millions  of  dollars)




By Business Segment
(Millions of dollars)
Net Sales                                                        2001        2000
------------------------------------------------------------------------------------

North America . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,214.5   $ 6,972.0
Outside North America . . . . . . . . . . . . . . . . . . . .    4,052.0     3,696.1
Intergeographic Sales . . . . . . . . . . . . . . . . . . . .     (413.9)     (286.9)
                                                               ---------   ---------

Consolidated. . . . . . . . . . . . . . . . . . . . . . . . .  $10,852.6   $10,381.2
                                                               =========   =========




                                           2001                       2000
                                  ------------------------  -------------------------
                                     AS       EXCLUDING         As        Excluding
Operating Profit                  REPORTED   UNUSUAL ITEMS    Reported  Unusual Items
-------------------------------------------------------------------------------------

North America . . . . . . . .     $1,606.8      $1,656.6      $1,622.5     $1,654.1
Outside North America . . . .        328.8         346.7         312.5        325.0
Other income (expense), net .        (27.6)        (27.1)         88.5         27.3
Unallocated items - net . . .        (57.2)        (57.2)        (64.4)       (64.4)
                                  --------      --------      --------     --------

Consolidated. . . . . . . . .     $1,850.8      $1,919.0      $1,959.1     $1,942.0
                                  ========      ========      ========     ========



Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Net sales in North America rose 3.5 percent in 2001 because of the increased selling prices for tissue and personal care products and the higher sales volumes for bathroom tissue products.

- Net sales outside of North America were 9.6 percent greater in 2001 as the higher selling prices for tissue in Europe and the increased sales volumes, in Europe for diapers, and in Asia, more than offset the unfavorable currency effects. Acquisitions and the consolidation of Hogla and KCA contributed approximately 7.6 percentage points of the improvement in sales volumes.

-  Excluding the Unusual Items in both years, operating profit in North
   America was essentially unchanged as the higher selling prices and sales volumes and lower fiber costs were offset by the increased energy and equipment start-up costs and higher marketing expenses. Fringe benefit costs increased because of the lower returns on pension assets in 2001 compared with 2000.

-  Excluding the Unusual Items in both years, operating profit outside
   North America increased 6.7 percent due to higher selling prices for tissue products in Europe and increased sales volumes that benefited from the consolidation of KCA, partially offset by overall higher marketing expenses and the unfavorable currency effects.

Additional  Income  Statement  Commentary:

- Interest expense decreased due to lower interest rates, partially offset by a higher average debt level.

-  Excluding the Unusual Items from both years, the effective tax rate was
   30.1 percent in 2001 compared with 31.0 percent in 2000. The lower tax rate was primarily because the mix of the Corporation's income continues to shift to jurisdictions with lower effective tax rates and resolution of certain prior years' income tax matters.

- The Corporation's share of net income of equity companies decreased 13.3 percent from 2000 principally due to the weak results at the Corporation's affiliate in Brazil and the previously mentioned consolidation of Hogla and KCA.

- On a diluted basis, net income was $2.37 per share in 2001 compared with $2.46 per share in 2000, a decline of 3.7 percent. Excluding the Unusual Items in both years, earnings from operations were $2.45 per share in both years.

LIQUIDITY  AND  CAPITAL  RESOURCES

- Cash provided by operations for the first nine months of 2001 increased by nearly $147 million. Approximately $143 million of this change was due to a difference in the timing of income tax payments because of a legislated change which deferred an estimated federal income tax payment from the third quarter of 2001 to the fourth quarter. Additionally, in 2000, cash inflows included approximately $55 million from the settlement of a patent dispute. In the first quarter of 2001, accrued expenses decreased nearly $70 million due to the payout of long-term incentive compensation, which will not recur in subsequent quarters of the year.

-  During the first nine months of 2001, the Corporation repurchased 9.1 million shares of its common stock at a cost of $562 million, including 4.4 million shares repurchased in the third quarter for $267 million.

- At September 30, 2001 the Corporation's total debt and preferred securities was $3.9 billion compared with $3.5 billion at December 31, 2000. Net debt (total debt net of cash and cash equivalents) and preferred securities was $3.6 billion compared with $3.3 billion at December 31, 2000. The Corporation's ratio of net debt and preferred securities to capital was
   36.1 percent, which was within its target range of 30 percent to 40 percent.

- Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs in the foreseeable future.

NEW  PRONOUNCEMENTS

Statements of Financial Accounting Standards ("SFAS") 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, were issued in June 2001. SFAS 141 became effective July 1, 2001 and SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under these new standards, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

SFAS 142 will be adopted beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 would have increased reported net income for the full year 2000 by approximately $88.3 million, or $.16 per share. During 2002, the Corporation will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.

SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

SFAS 143 and SFAS 144 will be adopted on their effective dates, and adoption is not expected to result in any material effects on the Corporation's financial statements.

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

Also in April 2001, the EITF delayed implementation of EITF 00-14, Accounting for Certain Sales Incentives, to coincide with the implementation date for EITF 00-25. Under EITF 00-14, the estimated redemption value of consumer coupons must be recorded at the time the coupons are issued and classified as a reduction in sales revenue. The Corporation will adopt EITF 00-14 in the first quarter of 2002 and will reclassify the face value of coupons and similar discounts ("Discounts") as a reduction in revenue for all periods presented. Discounts recorded as promotion expense during the third quarter and nine months ended September 30, 2001 were approximately $48 million and $143 million, respectively. Discounts recorded as promotion expense during the third quarter and nine months ended September 30, 2000 were approximately $37 million and $132 million, respectively. Upon adoption of EITF 00-14, the Corporation will report a cumulative effect of a change in accounting principle, resulting from a change in the period for recognizing the face value of coupons, which at December 31, 2000 was estimated to be an after-tax charge equal to approximately $.02 per share.

ENVIRONMENTAL  MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

OUTLOOK

In an October 15, 2001 press release, the Corporation stated its belief that for the full year 2001 earnings per share from operations would be in a range of $3.20 to $3.30 per share. The Corporation attributed the width of the range in earnings to be due to the general uncertainties following the events of September 11, 2001. Nonetheless, currency effects, which have heavily penalized its results thus far this year, are expected to begin to moderate.

The Corporation also stated that it expects its consumer tissue, personal care and health care businesses to continue to show strong results. However, its K-C Professional operations, which supply products for office buildings, manufacturing facilities, hotels and other uses away from home and which represent roughly 15 percent of the Corporation's sales, is expected to face difficult market conditions in the near-term. The Corporation believes that this business' products and services are preferred versus its competition, so that as the economy recovers, K-C Professional will benefit first. In addition, results from the Corporation's affiliate in Mexico are expected to remain soft in the near-term as ripple effects of a weaker U.S. economy dampen already slowing growth rates for its markets.

Further, the Corporation does not expect that recent events will diminish its fundamental strengths or its attractive growth opportunities that are envisioned for its businesses. Therefore, the Corporation expects to maintain its 6 to 8 percent top-line and double-digit bottom-line growth objectives going forward.

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

PART  II  -  OTHER  INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

With respect to the Safeskin Securities Actions described in Part 1, Item 3 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, a plaintiffs' class has been certified consisting of those who purchased Safeskin Corporation common stock during the period of April 18, 1998 through March 11, 1999. Discovery is continuing in this matter and the Corporation continues to contest liability in this matter.



ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)   Exhibits

      (3)a Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No.(3)a of the Corporation's
             Annual Report on Form 10-K for the year ended December 31, 2000.

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





                                        KIMBERLY-CLARK CORPORATION
                                                (Registrant)





                                        By: /s/ John W. Donehower
                                            ----------------------------------
                                            John W. Donehower
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)





                                        By: /s/ Randy J. Vest
                                            ----------------------------------
                                            Randy J. Vest
                                            Vice President and Controller
                                            (principal accounting officer)






November  8,  2001