Form 10-K
period 2001-12-31
KIMBERLY CLARK CORP
filed 2002-03-18
CIK 55785

FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark  One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2001
                                      OR

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
                                                              -----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incor-porated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 2002, 519,504,160 shares of common stock were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates on such date (based on the closing stock price on the New York Stock Exchange) was approximately $33 billion.

                                  (Continued)

FACING  SHEET
(CONTINUED)

DOCUMENTS  INCORPORATED  BY  REFERENCE

Kimberly-Clark Corporation's 2001 Annual Report to Stockholders and 2002 Proxy Statement contain much of the information required in this Form 10-K, and portions of those documents are incorporated by reference herein from the applicable sections thereof. The following table identifies the sections of this Form 10-K which incorporate by reference portions of the Corporation's 2001 Annual Report to Stockholders and 2002 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such documents are
incorporated  by  reference.    The  portions  of  such  documents  that  are
not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

   DOCUMENT  OF  WHICH  PORTIONS                ITEMS OF THIS FORM 10-K
  ARE  INCORPORATED  BY  REFERENCE               IN WHICH INCORPORATED
----------------------------------      ---------------------------------------

2001 Annual Report to Stockholders      PART I
 (Year ended December 31, 2001)           ITEM  1. Business

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

                                          ITEM 7.  Management's Discussion and
                                            Analysis of Financial Condition
                                            and Results of Operations

                                          ITEM 7A. Quantitative and Qualitative
                                            Disclosures About Market Risk

                                          ITEM 8.  Financial Statements and
                                            Supplementary Data

                                        PART IV
                                          ITEM 14. Exhibits, Financial Statement
                                            Schedules and Reports on Form 8-K


2002 Proxy Statement                    PART III
                                          ITEM 10. Directors and Executive
                                            Officers of the Registrant

                                          ITEM 11. Executive Compensation

                                          ITEM 12. Security Ownership of
                                            Certain Beneficial Owners and
                                            Management

                                          ITEM 13. Certain Relationships and
                                            Related Transactions

PART  I

ITEM  1. BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. As used in Items 1, 2 and 7 of this Form 10-K, the term "Corporation" refers to
Kimberly-Clark  Corporation  and  its  consolidated  subsidiaries.    In  the
remainder of this Form 10-K, the terms "Kimberly-Clark" or "Corporation" refer only to Kimberly-Clark Corporation. Financial information by business segment and geographic area, and information about principal products and markets of the Corporation, contained under the caption "Management's Discussion and Analysis" and in Note 15 to the Consolidated Financial Statements contained in the 2001 Annual Report to Stockholders, are incorporated in this Item 1 by reference.

RECENT DEVELOPMENTS. The Corporation is a global consumer products company based on the strategy of building its personal care, consumer tissue and business-to-business businesses. Since 1997, the Corporation has completed about 30 acquisitions in its core businesses and approximately 10 strategic divestitures, including the following transactions:

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

- On December 18, 1997, the Corporation acquired Tecnol Medical Products, Inc. ("Tecnol"), a leading maker of disposable face masks and patient care products, in a merger transaction in which the outstanding Tecnol shares were converted into shares of Kimberly-Clark common stock. The transaction was valued at approximately $428 million and was accounted for as a purchase.

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

- On September 30, 1999, the Corporation completed the sale of approximately 460,000 acres of timberland in Alabama, Mississippi and Tennessee for notes receivable having a face value of $397 million (and a fair value of $383 million).

PART  I
(Continued)

ITEM  1. BUSINESS  (Continued)

- On February 8, 2000, the Corporation acquired Safeskin Corporation ("Safeskin"), a leading maker of disposable gloves for health care, high-technology and scientific industries, in a merger transaction in which the outstanding Safeskin shares were converted into shares of Kimberly-Clark common stock. The transaction was valued at approximately $750 million and was accounted for as a purchase.

- On July 5, 2000, the Corporation acquired a majority of the shares of privately held S-K Corporation of Taiwan, which held trademark and distribution rights in Taiwan for the Corporation's global brands including Kleenex, Huggies and Kotex. Prior to the acquisition, the Corporation owned approximately 3 percent of S-K Corporation.

- On December 20, 2000, the Corporation purchased an additional 33.3 percent ownership interest in its Taiwanese affiliate, Taiwan Scott Paper Corporation, increasing its ownership interest to 100 percent.

- On January 31, 2001, the Corporation acquired Linostar S.p.A., a leading Italian-based diaper manufacturer that produced and marketed Lines, Italy's second largest diaper brand.

- On July 1, 2001, the Corporation acquired an additional 5 percent equity interest in its Australian affiliate, Kimberly-Clark Australia Pty Ltd., increasing its ownership interest to 55 percent. The Corporation and the owner of the remaining 45 percent also exchanged options for the purchase by the Corporation of the remaining 45 percent prior to June 30, 2005.

 On November 21, 1997, the Corporation announced a restructuring plan (the "1997 Plan"). The 1997 Plan, among other things, resulted in the sale, closure or downsizing of 16 manufacturing facilities worldwide and a workforce reduction of approximately 3,740 employees. Costs for the 1997 Plan of $250.8 million and $414.2 million were recorded in 1998 and 1997, respectively, at the time costs became accruable under appropriate accounting principles. Included in such costs was accelerated depreciation charged to cost of products sold related to assets that were to be disposed of but which continued to be operated during 1997 and 1998. In 1999, the Corporation recorded a net credit of $16.7 million, which was composed of accelerated depreciation expense of $23.7 million, reductions in accrued costs of $31.9 million and lower asset write-offs and higher sales proceeds totaling $8.5 million, due to changes in estimates.

In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan (the "1998 Plan"). The 1998 Plan, among other things, resulted in further alignment of tissue manufacturing capacity with demand in Europe, closure of a diaper manufacturing facility in Canada, shut down and disposal of a tissue machine in Thailand, write down of certain excess feminine care production equipment in North America and a reduction in the Corporation's workforce of 814 employees. Costs for the 1998 Plan of $18.2 million, $42.6 million and $49.1 million were recorded in 2000, 1999 and 1998, respectively, and charged to cost of products sold. The year 2000 costs are composed primarily of certain severance costs and charges for accelerated depreciation for the Corporation's Larkfield, U.K. tissue manufacturing facility that remained in use until it was shutdown in October 2000.

PART  I
(Continued)

ITEM  1. BUSINESS  (Continued)

The  1997  Plan  and  the  1998  Plan  were completed as of December 31, 2000.

DESCRIPTION OF THE CORPORATION. The Corporation is principally engaged in the manufacturing and marketing throughout the world of a wide range of consumer and business-to-business products. The Corporation also produces premium business correspondence and technical papers. Most of these products are made from natural and synthetic fibers using advanced technologies in fibers, nonwovens and absorbency.

Following an internal organization change in late 2001, the Corporation is organized into three business segments: Personal Care; Consumer Tissue; and Business-to-Business. The financial information by business segment for earlier periods which is incorporated in this Item 1 by reference has been reclassified to conform to the new business segments.

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

The Consumer Tissue segment manufactures and markets facial and bathroom tissue, paper towels and napkins for household use; wet wipes; and related products. Products in this business segment are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Page, Huggies and other brand names.

The Business-to-Business segment manufactures and markets facial and bathroom tissue, paper towels, wipers and napkins for away-from-home use; health care products such as surgical gowns, drapes, infection control products, sterilization wraps, disposable face masks and exam gloves, respiratory products and other disposable medical products; printing, premium business and correspondence papers; specialty and technical papers; and other products. Products in this business segment are sold under the Kimberly-Clark, Kleenex, Scott, Kimwipes, WypAll, Surpass, Safeskin, Tecnol, Ballard, and other brand names.

Products for household use are sold directly, and through wholesalers, to supermarkets, mass merchandisers, drugstores, warehouse clubs, variety and department stores and other retail outlets. Products for away-from-home use are sold through distributors and directly to manufacturing, lodging, office building, food service and health care establishments and other high volume public facilities. Health care products are primarily sold to distributors, converters and end-users. Paper products are sold directly to users, converters, manufacturers, publishers and printers, and through paper merchants, brokers, sales agents and other resale agencies.

In 2001, approximately 10.4% of net sales were to Wal-Mart Stores, Inc., primarily in the Personal Care and Consumer Tissue businesses. No single customer accounted for 10% or more of net sales in 2000 and 1999.

PATENTS AND TRADEMARKS. The Corporation owns various patents and trademarks registered domestically and in many foreign countries. The Corporation considers the patents and trademarks which it owns and the trademarks under which it sells certain of its products to be material to its business. Consequently, the Corporation seeks patent and trademark protection by all available means, including registration. A partial list of the Corporation's trademarks is included under the caption "Additional Information - Trademarks" contained in the 2001 Annual Report to Stockholders and is incorporated herein by reference.

PART  I
(Continued)

ITEM  1. BUSINESS  (Continued)

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

Most recovered paper and synthetics are purchased from third parties. Pulp and recycled fiber are produced by the Corporation and purchased from others. The Corporation considers the supply of such raw materials to be adequate to meet the needs of its businesses. See "Factors That May Affect Future Results
-  Raw  Materials."

The Corporation owns or controls approximately 5.9 million acres of forestland in Canada, principally as a fiber source for pulp production, which is consumed internally for tissue products. Approximately 1.0 million acres in the province of Nova Scotia are owned by the Corporation, and approximately
4.9 million acres, principally in the province of Ontario, are held under long-term Crown rights or leases.

COMPETITION.    For  a  discussion of the competitive environment in which the
Corporation conducts its business, see "Factors That May Affect Future Results
-  Competitive  Environment."

RESEARCH AND DEVELOPMENT. A major portion of total research and development expenditures is directed toward new or improved personal care, tissue and health care products and nonwoven materials. Consolidated research and development expense was $295.3 million in 2001, $277.4 million in 2000, and $249.8 million in 1999.

ENVIRONMENTAL MATTERS. Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at the Corporation's facilities are expected to be approximately $57 million in 2002 and $53 million in 2003. Of these amounts, approximately $15 million in 2002, and $28 million in 2003 are expected to be spent at facilities in the U.S. For facilities outside of the U.S., capital expenditures for environmental controls are expected to be approximately $42 million in 2002 and $25 million in 2003.

Total worldwide operating expenses for environmental compliance are expected to be approximately $180 million in 2002 and $182 million in 2003. Operating expenses for environmental compliance with respect to U.S. facilities are expected to be approximately $98 million in 2002 and $99 million in 2003. Operating expenses for environmental compliance with respect to facilities outside the U.S. are expected to be approximately $82 million in 2002 and $83 million in 2003. Operating expenses include pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs.

Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Corporation's total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in the Corporation's plans, changes in legal requirements or other factors.

PART  I
(Continued)

ITEM  1. BUSINESS  (Continued)

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

EMPLOYEES.    In  its  worldwide  consolidated operations, the Corporation had
64,200  employees  as  of  December  31,  2001.

Approximately 22 percent of the Corporation's United States workforce and approximately 25 percent of the Corporation's workforce outside of the United States are represented by unions. In the U.S., the largest concentration of union membership is with the Paper, Allied-Industrial, Chemical & Energy Workers International Union (PACE). Other employees are represented by the International Brotherhood of Electrical Workers (IBEW), the International Association of Machinists and Aerospace Workers (IAM), the Association of Western Pulp and Paper Workers (AWPPW), the United Brotherhood of Carpenters and Joiners and various independent unions. The Corporation's collective bargaining agreements in the U.S. typically have a term of 5 to 6 years and provide for wage and fringe benefit increases during the term. The agreements have staggered termination dates.

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

COMPETITIVE ENVIRONMENT. The Corporation experiences intense competition for sales of its principal products in its major markets, both domestically and internationally. The Corporation's products compete with widely advertised, well-known, branded products, as well as private label products, which are typically sold at lower prices. The Corporation has several major competitors in most of its markets, some of which are larger and more diversified than the Corporation. The principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price,
and  marketing  and  distribution  capabilities.    Inherent  risks  in  the
Corporation's

PART  I
(Continued)

ITEM  1. BUSINESS  (Continued)

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

COST SAVING STRATEGY. A significant portion of the Corporation's anticipated cost savings are expected to result from operating efficiencies, including those anticipated to be derived from the Corporation's Go-To-Market initiatives that are intended to drive costs out of its supply chain. The Corporation's information system upgrades are an integral part of that series of initiatives. There can be no assurance that such cost savings and efficiencies will be achieved.

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

The Corporation still intends to reduce its level of pulp integration, when market conditions permit, to approximately 20 percent, and such a reduction in pulp integration, if accomplished, could increase the Corporation's commodity price risk. Specifically, increases in pulp prices could adversely affect the Corporation's earnings if selling prices for its finished products are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.

Polymer resins, principally polypropylene, are used extensively in the Corporation's products, such as diapers, training and youth pants, and incontinence care products. Polymer resins, which are principally derived from petroleum, may be subject to price fluctuations. The Corporation purchases polymer resins from a number of suppliers. Significant increases in resin prices could adversely affect the Corporation's earnings if selling prices for its finished products are not adjusted or if adjustments significantly trail the increases in resin prices.

ENERGY COSTS. The Corporation's manufacturing operations utilize electricity, natural gas and petroleum-based fuels. To insure that it uses all forms of energy cost-effectively, the Corporation maintains ongoing energy efficiency improvement programs at all of its manufacturing sites and also provides expert staff assistance to operating units in negotiating favorable utility and other energy supply agreements. The Corporation's contracts with energy suppliers vary as to price, payment terms, quantities and duration. Kimberly-Clark's energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. There can be no assurance that the Corporation will be fully protected against substantial changes in the price or availability of energy sources. Derivative instruments are used to hedge natural gas price risk when management deems it prudent to do so. See also "Item 3. Legal Proceedings" for discussion of Mobile Energy Services Company, LLC.

PART  I
(Continued)

ITEM  1. BUSINESS  (Continued)

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

FOREIGN MARKET RISKS. Because the Corporation and its equity companies have manufacturing facilities in 42 countries and their products are sold in more than 150 countries, the Corporation's results may be substantially affected by foreign market risks. The Corporation is subject to the impact of economic and political instability in developing countries. The extremely competitive situation in European personal care and tissue markets, and the challenging economic environments in Argentina, Brazil, Mexico and developing countries in eastern Europe, Asia and Latin America, may slow the Corporation's sales growth and earnings potential. In addition, the Corporation is subject to the strengthening and weakening of various currencies against each other and local currencies versus the U.S. dollar. Transaction exposure, arising from transactions and commitments denominated in non-local currency, is selectively hedged (through foreign currency forward, swap and option contracts). See "Management's Discussion and Analysis - Risk Sensitivity", contained in the 2001 Annual Report to Stockholders, which is incorporated herein by reference. Translation exposure for the Corporation with respect to foreign operations is generally not hedged. There can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

CONTINGENCIES. The costs and other effects of pending litigation and administrative actions against the Corporation cannot be determined with certainty. Although management believes that no such proceedings will have a material adverse effect on the Corporation, there can be no assurance that the outcome of such proceedings will be as expected. See "Item 3. Legal Proceedings".

One of the Corporation's North American tissue mills has an agreement to provide its local utility company a specified amount of electric power per year for the next 17 years. In the event that the mill was shut down, the Corporation would be required to continue to operate the power generation facility on behalf of its owner, the local utility company. The net present value of the cost to fulfill this agreement as of December 31, 2001 is estimated to be approximately $85 million. However, management considers the probability of closure of this mill to be remote.

PART  I
(Continued)
-----------

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

ADMINISTRATIVE  CENTERS
    Knoxville,  Tennessee
    Brighton,  United  Kingdom

WORLDWIDE  PRODUCTION  AND  SERVICE  FACILITIES

UNITED  STATES

ALABAMA
    Mobile  -  tissue  products
ARIZONA
    Tucson  -  health  care  products
ARKANSAS
    Conway - feminine care and incontinence care products and nonwovens Maumelle - wet wipes and nonwovens
CALIFORNIA
    Fullerton  -  tissue  products
    San  Diego  -  health  care  products
CONNECTICUT
    New  Milford  -  diapers  and  tissue  products
GEORGIA
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
OKLAHOMA
    Jenks  -  tissue  products
PENNSYLVANIA
    Chester  -  tissue  products
SOUTH  CAROLINA
    Beech  Island  -  diapers  and  tissue  products
TENNESSEE
    Loudon  -  tissue  products
TEXAS
    Del  Rio  -  health  care  products
    Fort  Worth  -  health  care  products
    Paris  -  diapers  and  training  and  youth  pants
    San  Antonio  -  personal  cleansing  products  and  systems
UTAH
    Draper  -  respiratory  care  and  gastroenterology  products
    Ogden  -  diapers
WASHINGTON
    Everett  -  tissue  products  and  pulp
WISCONSIN
    Marinette  -  tissue  products
    Neenah  -  diapers, training and youth pants, feminine care and incontinence care  products, business and correspondence papers and nonwovens
    Whiting  -  business  and  correspondence  papers

OUTSIDE  THE  UNITED  STATES

ARGENTINA
  * Bernal  -  tissue  products
    Pilar  -  feminine  care  and  incontinence  care  products
    San  Luis  -  diapers
AUSTRALIA
    Albury  -  nonwovens
    Ingleburn  -  diapers
    Lonsdale - diapers and feminine care and incontinence care products Millicent - pulp and tissue products
    Tantanoola  -  pulp
    Warwick  Farm  -  tissue  products
BAHRAIN
  * East  Riffa  -  tissue  products

*  Equity  company  production  facility

PART  I
(Continued)

ITEM  2. PROPERTIES  (Continued)

BELGIUM
    Duffel  -  tissue  products
BOLIVIA
    La  Paz  -  tissue  products
    Santa  Cruz  -  diapers  and  feminine  care  and  tissue  products
BRAZIL
  * Bahia  -  tissue  products
    Barueri  -  wet  wipes
  * Correia  Pinto  -  tissue  products
  * Cruzeiro  -  tissue  products
  * Mogi  das  Cruzes  -  tissue  products
    Porto  Alegre  -  feminine  care  products
  * Sao  Paulo  -  tissue  products
    Suzano  -  diapers  and  incontinence  care  products
CANADA
    Huntsville,  Ontario  -  tissue  products  and  wipers
    New  Glasgow,  Nova  Scotia  -  pulp
    St. Hyacinthe, Quebec - feminine care and incontinence care products Terrace Bay, Ontario - pulp
CHILE
    Colina  -  tissue  products
    Santiago  -  diapers  and  feminine  care  products
CHINA
    Beijing  -  feminine  care  products  and  diapers
    Chengdu  -  feminine  care  products
    Guangzhou  -  tissue  products
    Nanjing  -  feminine  care  products
    Shanghai  -  tissue  products
    Wuhan  -  feminine  care  products
COLOMBIA
    Barbosa - notebooks, business and correspondence papers and wipers Guarne - tissue products
    Pereira  -  tissue products, feminine care and incontinence care products and diapers
    Puerto  Tejada  -  tissue  products
    Tocancipa  -  diapers  and  feminine  care  products
  * Villa  Rica  -  diapers and incontinence care products
COSTA  RICA
    Belen  -  tissue  products
    Cartago - diapers and feminine care and incontinence care products CZECH REPUBLIC
    Jaromer  -  diapers  and  incontinence  care  products
    Litovel  -  feminine  care  products
DOMINICAN  REPUBLIC
    Santo  Domingo  -  tissue  products



*  Equity  company  production  facility

PART  I
(Continued)

ITEM  2. PROPERTIES  (Continued)

ECUADOR
    Babahoyo  -  tissue  products
    Mapasingue  -  tissue  products,  diapers  and  feminine  care  products
EL  SALVADOR
    Sitio  del  Nino  -  tissue  products
FRANCE
    Rouen  -  tissue  products
    Villey-Saint-Etienne  -  tissue  products
GERMANY
    Forchheim  -  feminine  care  and  incontinence  care  products
    Koblenz  -  tissue  products
    Mainz  -  tissue  products
    Reisholz  -  tissue  products
GUATEMALA
    Poza  Verde  -  tissue  products
HONDURAS
    Villanueva  -  health  care  products
INDIA
  * Pune  -  feminine  care  products  and  diapers
INDONESIA
    Jakarta  -  tissue  products
  * Medan  -  specialty  papers
ISRAEL
    Afula - diapers and feminine care and incontinence care products Hadera - tissue products
ITALY
    Alanno  -  tissue  products
    Patrica  -  diapers
    Romagnano  -  tissue  products
    Villanovetta  -  tissue  products
JAPAN
    Shiga  -  soap
KOREA
    Anyang - feminine care products, diapers and tissue products Kimcheon - tissue products and nonwovens
    Taejon  -  feminine  care  products,  diapers  and  nonwovens
MALAYSIA
    Kluang  -  tissue  products,  feminine  care  products  and  diapers








*  Equity  company  production  facility

PART  I
(Continued)
-----------

ITEM  2. PROPERTIES  (Continued)

MEXICO
    Acuna  -  health  care  products
  * Bajio  -  tissue  products,  fine  papers  and  notebooks
  * Cuautitlan  -  feminine  care  products,  diapers  and nonwovens
  * Ecatepec  -  tissue  products
    Empalme  -  health  care  products
    Magdalena  -  health  care  products
  * Morelia  -  tissue  products,  pulp  and  fine  papers
  * Naucalpan  -  tissue  products  and  specialty  papers
    Nogales  -  health  care  products
  * Orizaba  -  tissue  products,  fine  papers  and  pulp
  * Ramos  Arizpe  -  tissue  products  and  diapers
  * San  Rafael  -  fine  papers
  * Texmelucan  -  tissue  products
  * Tlaxcala  -  diapers,  nonwovens  and  wet  wipes
PERU
    Puente  Piedra  -  tissue  products
    Villa  -  diapers  and  feminine  care  and  incontinence  care  products
PHILIPPINES
    San  Pedro, Laguna - feminine care products, diapers, tissue products and specialty  papers
PUERTO  RICO
    Toa  Alta  -  diapers
SAUDI  ARABIA
  * Al-Khobar  -  diapers  and  feminine  care  and  tissue products
SLOVAK  REPUBLIC
    Piestany  -  health  care  products
SOUTH  AFRICA
    Cape Town - tissue, feminine care and incontinence care products Springs - tissue products and diapers
SPAIN
    Aranguren  -  tissue  products
    Arceniega  -  tissue products and personal cleansing products and systems
    Calatayud  -  diapers
    Salamanca  -  tissue  products
    Telde,  Canary  Islands  -  tissue  products
SWITZERLAND
    Balsthal  -  tissue  products  and  specialty  papers
    Niederbipp  -  tissue  products
    Reichenburg  -  tissue  products
TAIWAN
    Chung Li -tissue products, feminine care products and diapers Hsin-Ying - tissue products
    Neihu  -  feminine  care  products  and  diapers
    Ta-Yuan  -  tissue  products



*  Equity  company  production  facility

PART  I
(Continued)
-----------

ITEM  2. PROPERTIES  (Continued)

THAILAND
    Hat  Yai  -  disposable  gloves
    Pathumthani - feminine care products, diapers and tissue products Samut Prakarn - tissue products
TURKEY
    Istanbul  -  diapers
UNITED  KINGDOM
    Barrow  -  tissue  products
    Barton-upon-Humber  -  diapers
    Flint  -  tissue  products  and  nonwovens
    Northfleet  -  tissue  products
VENEZUELA
    Maracay  -  tissue  products  and  diapers
VIETNAM
    Binh  Duong  -  feminine  care  products
    Hanoi  -  feminine  care  products

PART  I
(Continued)

ITEM  3. LEGAL  PROCEEDINGS

The following is a brief description of certain legal and administrative proceedings to which the Corporation or its subsidiaries is a party or to which the Corporation's or its subsidiaries' properties are subject. In management's opinion, none of the legal and administrative proceedings described below, individually or in the aggregate, is expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

Approximately 300 product liability lawsuits seeking monetary damages, in most cases of an unspecified amount, are pending in federal and state courts
against  Safeskin.    Safeskin  is  typically  one  of  several defendants who
manufacture  or  sell  natural  rubber  latex  gloves.   These lawsuits allege
injuries ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by health care workers and
other individuals while  performing  their  duties.   Safeskin has referred the
defense of these lawsuits  to  its  insurance  carriers.

In 1999, prior to the acquisition of Safeskin, numerous lawsuits (collectively the "Securities Actions") were filed in the U.S. District Court for the Southern District of California against Safeskin and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Securities Actions were brought by plaintiffs in their individual capacity and on behalf of a purported class of persons who purchased or otherwise acquired Safeskin publicly traded securities during various periods occurring prior to the Corporation's acquisition of Safeskin. The suits allege that plaintiffs purchased Safeskin securities at prices artificially inflated by defendants' misrepresentations and omissions concerning Safeskin's financial condition and prospects and seek an unspecified amount of damages. Defendants' motion to dismiss was denied. A plaintiffs' class has been certified consisting of those who purchased Safeskin common stock and options during the period of February 18, 1998 to March 11, 1999. Discovery is continuing and the Corporation continues to contest liability.

In addition, a shareholder derivative action has been filed against certain of Safeskin's directors, and Safeskin as a nominal defendant, in the Supreme Court of the State of California, San Diego County (the "Derivative Action"). The Derivative Action alleges breach of fiduciary duty, waste of corporate assets and gross negligence in connection with Safeskin's stock repurchase program and seeks an unspecified amount of damages. The court has continued discovery in the Derivative Action so that it can be completed following the resolution of the Securities Actions.

PART  I
(Continued)
-----------

ITEM  3. LEGAL  PROCEEDINGS  (Continued)

On April 14, 2000, a complaint was filed by Anne Meader and others against the Corporation and others in the State of Maine Superior Court. Eighteen plaintiffs seek compensation for injuries allegedly caused by exposure to substances allegedly emitted by the defendants' mills, including two mills formerly owned by the Corporation, and from the Central Maine Disposal
Landfill  in  Fairfield,  Maine.    The  Corporation  is contesting the claims
asserted  by  the  plaintiffs.

Since 1998, the Corporation has been involved in a series of complex legal disputes between the Corporation and Mobile Energy Services Company, L.L.C. and related parties ("MESC"). These disputes arose from the closure of the Corporation's Mobile pulp mill. MESC owns a cogeneration complex that provides energy services to the Corporation's Mobile mill.

In 1998, the Corporation decided to close its Mobile pulp mill and gave notice to MESC of its intent to terminate a long-term energy services agreement. In January 1999, MESC filed for Chapter 11 bankruptcy protection and brought an adversary proceeding in the United States Bankruptcy Court against the Corporation claiming unspecified damages arising from the mill closure and termination of the energy services agreement.

In March 2001, an arbitration ruling was issued. In that ruling, the arbitrator rejected MESC's claims related to the pulp mill closure finding that the Corporation had affected a proper pulp mill closure. However, the arbitrator also ruled that the operation of certain assets by the Corporation after the pulp mill closure permitted MESC to reinstate the pulp mill energy services agreement. This reinstatement became subject to binding arbitration brought by MESC in April 2001. A ruling issued in this arbitration on January 31, 2002 resulted in the Corporation recording a pre-tax charge of approximately $27 million in its 2001 earnings.

In addition, MESC submitted binding arbitration claims for reimbursement by the Corporation of certain capital and energy costs incurred by MESC. A ruling issued in this arbitration on January 21, 2002 resulted in the Corporation recording a pre-tax charge of approximately $17 million in its 2001 earnings.

Of the numerous allegations made against the Corporation in the 1999 adversary proceeding, only fraudulent transfer claims remain pending before the Bankruptcy Court. In addition, MESC subsequently filed three additional adversary proceedings and one arbitration proceeding against the Corporation. The Corporation continues to contest vigorously MESC's various claims.

As of March 1, 2002, the Corporation, along with numerous other non-affiliated companies, was a party to approximately 105 lawsuits in California, Florida, Georgia, Illinois, Louisiana, Mississippi, Missouri, Pennsylvania and Texas state courts with allegations of personal injury resulting from asbestos exposure on the defendants' premises and/or allegations that the defendants manufactured, sold, distributed or installed products which cause asbestos-related lung disease. No specific product ever manufactured by the Corporation or its subsidiaries has been identified by the plaintiffs as having caused or contributed to any asbestos-related lung disease. The Corporation has denied the allegations and raised numerous defenses in all of these asbestos cases. All asbestos cases have been tendered to the Corporation's insurance carriers for defense and indemnity.

The Corporation is subject to routine litigation from time to time, which, individually or in the aggregate, is not expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

PART  I
(Continued)
-----------

ITEM  3. LEGAL  PROCEEDINGS  (Continued)

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

The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on the Corporation's business, financial condition or results of operations.

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

PART  II

ITEM  4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.


EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The names and ages of the executive officers of the Corporation as of March 1, 2002, together with certain biographical information, are as follows:

ROBERT E. ABERNATHY, 47, was elected Group President effective January 1, 1997. He is responsible for the global Business-to-Business segment which includes the Away-From-Home Tissue and Wipes business, the Health Care business, Nonwovens manufacturing, Research and Sales, the Technical Paper business, the Neenah Paper business and the Energy and Environment organization. Mr. Abernathy joined the Corporation in 1982. His past responsibilities in the Corporation have included operations and major project management in North America. He was appointed Vice President - North American Diaper Operations in 1992 and Managing Director of Kimberly-Clark Australia Pty. Limited in 1994.

JOHN  W.  DONEHOWER, 55, was elected Senior Vice President and Chief Financial
Officer  in  1993.    Mr.  Donehower  joined  the Corporation in 1974.  He was
appointed Director of Finance - Europe in 1978, Vice President, Marketing and Sales - Nonwovens in 1981, Vice President, Specialty Papers in 1982, Managing Director, Kimberly-Clark Australia Pty. Limited in 1982, and Vice President, Professional Health Care, Medical and Nonwoven Fabrics in 1985. He was appointed President, Specialty Products - U.S. in 1987, and President - World Support Group in 1990. Mr. Donehower is a director of Eastman Chemical Co. and Factory Mutual Insurance Company.

O. GEORGE EVERBACH, 63, was elected Senior Vice President - Law and Government Affairs in 1988. Mr. Everbach joined the Corporation in 1984. His responsibilities have included direction of legal, human resources and administrative functions. He was elected Vice President and General Counsel in 1984; Vice President, Secretary and General Counsel in 1985; and Senior Vice President and General Counsel in 1986.

THOMAS J. FALK, 43, has served as President and Chief Operating Officer of the Corporation since his election in 1999. He previously had been elected Group President - Global Tissue, Pulp and Paper in 1998, where he was responsible for the Corporation's global tissue businesses. He also was responsible for the Wet Wipes and Neenah Paper sectors, Pulp Operations and Consumer Business Services, Environment and Energy and Human Resources organizations. Mr. Falk joined the Corporation in 1983 and has held other senior management positions in the Corporation. Mr. Falk is a member of the University of Wisconsin - Madison School of Business Dean's Advisory Board. He has been a director of the Corporation since 1999.

STEVEN R. KALMANSON, 49, was elected Group President in January 1996. He is responsible for the Consumer Tissue Segment, which includes the Family Care and Wet Wipes sectors, Pulp Operations and North America Supply Chain and Logistics organizations. Mr. Kalmanson joined the Corporation in 1977. His past responsibilities have included various marketing positions within the consumer products sectors. He was appointed President, Adult Care sector in 1990, President of the Child Care sector in 1991, and President of the Family Care sector in 1995.

PART  II
(Continued)
-----------

ITEM  4. SUBMISSION  OF  MATTERS  TO A VOTE OF SECURITY HOLDERS (Continued)

WAYNE R. SANDERS, 54, has served as Chief Executive Officer of the Corporation since 1991 and Chairman of the Board of the Corporation since 1992. He previously had been elected President and Chief Operating Officer in 1990. Employed by the Corporation since 1975, Mr. Sanders also has held various other senior management positions in the Corporation. Mr. Sanders is a director of Adolph Coors Company, Coors Brewing Company and Texas Instruments Incorporated. He also is Chairman of the Marquette University Board of Trustees and is Chairman of the Southwest Region and a member of the National Board of Governors of the Boys and Girls Clubs of America. He has been a director of the Corporation since 1989.

KATHI P. SEIFERT, 52, was elected Executive Vice President in November 1999. She is responsible for the Personal Care Segment which includes the Infant Care, Child Care, Feminine Care, and Adult Care business sectors, and the Safety and Quality Assurance team and the U.S. and Canadian Sales
organizations.    Ms.  Seifert  joined  Kimberly-Clark  in  1978.    Her
responsibilities in the Corporation have included various marketing positions within the Away From Home, Consumer Tissue and Feminine Care business sectors. She was appointed President - Feminine Care Sector in 1991, was elected Group President - Feminine and Adult Care in 1994, elected Group President - North American Consumer Products in January 1995, elected Group President - North
American Personal Care Products in July 1995 and elected Group President - Global Personal Care Products in April 1998. Ms. Seifert is a member of the Board of Directors of Eli Lilly and Company, Theda Care and Fox Cities Performing Arts Center.


ITEM  5. MARKET  FOR  THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The dividend and market price data included in Note 13 to the Consolidated Financial Statements, and the information set forth under the captions "Additional Information - Dividends and Dividend Reinvestment Plan" and
"Additional Information - Stock Exchanges" contained in the 2001 Annual Report to Stockholders are incorporated in this Item 5 by reference.

As of March 14, 2002, the Corporation had 45,812 holders of record of its common stock.

PART  II
(Continued)


ITEM  6. SELECTED  FINANCIAL  DATA



                                                          Year Ended December 31
(Millions of dollars,                     -----------------------------------------------------
except per share amounts)                      1997       1998       1999       2000       2001
-----------------------------------------------------------------------------------------------

Net Sales. . . . . . . . . . . . . . .    $12,546.6  $12,297.8  $13,006.8  $13,982.0  $14,524.4
Gross Profit . . . . . . . . . . . . .      4,607.6    4,597.6    5,325.2    5,753.5    5,908.9
Operating Profit . . . . . . . . . . .      1,486.1    1,697.7    2,435.4    2,633.8    2,338.2
Share of Net Income of
  Equity Companies . . . . . . . . . .        157.3      137.1      189.6      186.4      154.4
Income from Continuing
  Operations Before
  Extraordinary Items and
  Cumulative Effect of
  Accounting Change. . . . . . . . . .        985.4    1,114.3    1,668.1    1,800.6    1,609.9
  Per Share Basis:
    Basic. . . . . . . . . . . . . . .         1.77       2.02       3.11       3.34       3.04
    Diluted. . . . . . . . . . . . . .         1.76       2.01       3.09       3.31       3.02
Net Income . . . . . . . . . . . . . .      1,002.9    1,103.1    1,668.1    1,800.6    1,609.9
  Per Share Basis:
    Basic. . . . . . . . . . . . . . .         1.80       2.00       3.11       3.34       3.04
    Diluted. . . . . . . . . . . . . .         1.79       1.99       3.09       3.31       3.02
Cash Dividends Per Share
  Declared . . . . . . . . . . . . . .          .96       1.00       1.04       1.08       1.12
  Paid . . . . . . . . . . . . . . . .          .95        .99       1.03       1.07       1.11
Total Assets . . . . . . . . . . . . .    $11,417.1  $11,687.8  $12,815.5  $14,479.8  $15,007.6
Long-Term Debt . . . . . . . . . . . .      1,803.9    2,068.2    1,926.6    2,000.6    2,424.0
Stockholders' Equity . . . . . . . . .      4,340.3    4,031.5    5,093.1    5,767.3    5,646.9




                        NOTES TO SELECTED FINANCIAL DATA

(1)  Included  in the selected financial data for 1997 are the following items:


                                                                           Diluted
                                                  Gross   Operating   Net  Net Income
 (Millions of dollars, except per share amounts)  Profit  Profit    Income per Share
 ------------------------------------------------------------------------------------
 Business improvement programs. . . . . . . . .   $128.8  $478.3   $366.3
 Gain on asset disposal . . . . . . . . . . . .        -   (26.5)   (16.8)
 Gain on sale of K-C de Mexico's Regio business        -       -    (16.3)
 Extraordinary gains, net of income taxes . . .        -       -    (17.5)
                                                  ------  ------   ------

    Total. . . . . . . . . . . . . . . . . . . .  $128.8  $451.8   $315.7   $.57
                                                  ======  ======   ======   ====

PART  II
(Continued)


ITEM  6. SELECTED  FINANCIAL  DATA  (Continued)

(2)  Included in the selected financial data for 1998 are the following items:


                                                                           Diluted
                                                  Gross   Operating   Net  Net Income
 (Millions of dollars, except per share amounts)  Profit  Profit    Income per Share
 ------------------------------------------------------------------------------------
 Business improvement programs. . . . . . . . .  $191.6  $ 377.8   $276.8
 Mobile pulp mill fees and related severance. .    42.3     42.3     25.9
 Gain on asset disposal . . . . . . . . . . . .       -   (140.0)   (78.3)
 Change in value of Mexican peso. . . . . . . .       -        -      9.2
 Cumulative effect of accounting change, net of
   income taxes . . . . . . . . . . . . . . . .       -        -     11.2
                                                 ------  -------   ------

    Total. . . . . . . . . . . . . . . . . . . . $233.9  $ 280.1   $244.8   $.45
                                                 ======  =======   ======   ====

(3)  Included  in the selected financial data for 1999 are the following items:


                                                                           Diluted
                                                  Gross   Operating   Net  Net Income
 (Millions of dollars, except per share amounts)  Profit  Profit    Income per Share
 ------------------------------------------------------------------------------------
  Business improvement programs . . . . . . .     $69.0  $  47.8   $  35.6
  Business integration and other costs. . . .      11.2     22.6      14.5
  Mobile pulp mill fees and related severance       9.0      9.0       5.6
  Gains on asset disposals. . . . . . . . . .         -   (176.7)   (112.3)
                                                  -----  -------   -------

    Total . . . . . . . . . . . . . . . . . .     $89.2  $ (97.3)  $ (56.6)  $(.11)
                                                  =====  =======   =======   =====

(4) Included in the selected financial data for 2000 are the following items:


                                                                           Diluted
                                                  Gross   Operating   Net  Net Income
 (Millions of dollars, except per share amounts)  Profit  Profit    Income per Share
 ------------------------------------------------------------------------------------
Business improvement programs . . . . . . . .     $20.2   $ 24.4   $ 16.4
Business integration and other costs. . . . .      10.1     35.1     23.0
Litigation settlements and other. . . . . . .         -    (60.6)   (37.2)
                                                  -----   ------   ------

    Total . . . . . . . . . . . . . . . . . .     $30.3   $ (1.1)  $  2.2   $.01
                                                  =====   ======   ======   ====

(5)  Included  in the selected financial data for 2001 are the following items:


                                                                                Diluted
                                                      Gross   Operating   Net  Net Income
 (Millions of dollars, except per share amounts)      Profit  Profit    Income per Share
 ----------------------------------------------------------------------------------------
 North American mill closing and other write-offs .   $ 50.1  $ 52.6   $ 32.6
 Latin American asset plan. . . . . . . . . . . . .     32.3    32.5     19.8
 Business improvement programs. . . . . . . . . . .     54.7    55.5     33.8
 Business integration and other costs . . . . . . .      4.6    29.1     19.2
 Arbitration settlements. . . . . . . . . . . . . .        -    43.2     26.9
                                                       -----   -----   ------

    Total . . . . . . . . . . . . . . . . . . . . .   $141.7  $212.9   $132.3   $.25
                                                      ======  ======   ======   ====

PART  II
(Continued)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" contained in the 2001 Annual Report to Stockholders is incorporated in this Item 7 by reference.


ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The information set forth under the caption "Management's Discussion and Analysis - Risk Sensitivity" contained in the 2001 Annual Report to Stockholders is incorporated in this Item 7A by reference.


ITEM 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The consolidated financial statements of the Corporation and its consolidated subsidiaries and the independent auditors' report thereon contained in the 2001 Annual Report to Stockholders are incorporated in this Item 8 by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM  10. DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The section of the 2002 Proxy Statement captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the board of directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

See  also  "EXECUTIVE  OFFICERS OF THE REGISTRANT" appearing in Part I hereof.


ITEM  11. EXECUTIVE  COMPENSATION

The  information  in  the  section  of  the  2002  Proxy  Statement  captioned
"Executive Compensation" under "Proposal 1. Election of Directors" is incorporated in this Item 11 by reference.


ITEM  12. SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the section of the 2002 Proxy Statement captioned "Security Ownership of Management" under "Proposal 1. Election of Directors" is incorporated in this Item 12 by reference.


ITEM  13. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information in the section of the 2002 Proxy Statement captioned "Certain Transactions and Business Relationships" under "Proposal 1. Election of Directors" is incorporated in this Item 13 by reference.

PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS  FILED  AS  PART  OF  THIS  REPORT.

1.   Financial  statements:

The Consolidated Balance Sheet as of December 31, 2001 and 2000, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flow for the years ended December 31, 2001, 2000 and 1999, and the related Notes thereto, and the Independent Auditors' Report of Deloitte & Touche LLP thereon are incorporated in Part II, Item 8 of this Form 10-K by reference to the financial statements contained in the 2001 Annual Report to Stockholders. In addition, a related report of Deloitte & Touche LLP is included herein.

2.   Financial  statement  schedule:

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in the 2001 Annual Report to Stockholders.

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

Exhibit No. (10)b. Executive Severance Plan, as amended and restated as of June 8, 2000, incorporated by reference to Exhibit No. (10)b of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended effective November 14, 2000, incorporated by reference to Exhibit No. (10)e of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)f. Deferred Compensation Plan, as amended effective November 14, 2000, incorporated by reference to Exhibit No. (10)f of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Exhibit No. (10)j. Retirement Contribution Excess Benefit Program, as amended and restated as of June 29, 2000, incorporated by reference to Exhibit No.
(10)j of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)k. 1999 Restricted Stock Plan, as amended effective November 14, 2000, incorporated by reference to Exhibit No. (10)k of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)l. Outside Directors' Stock Option Plan, effective January 1, 2001, incorporated by reference to Exhibit No. (10)l of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)m.  2001  Equity  Participation  Plan.

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 2001.

Exhibit No. (13). Portions of the Corporation's 2001 Annual Report to Stockholders incorporated by reference in this Form 10-K.

Exhibit No. (21).  Subsidiaries  of  the  Corporation.

PART  IV
(Continued)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit No. (23).  Independent  Auditors'  Consent.

Exhibit No. (24).  Powers  of  Attorney.

(B)  REPORTS  ON  FORM  8-K

The Corporation filed the following Current Reports on Form 8-K since October 1, 2001:

     1. Current Report on Form 8-K, dated November 30, 2001, to report the text of a web-casted conference call concerning the Corporation's 2002 outlook and the planning assumptions relating thereto.

     2. Current Report on Form 8-K, dated January 17, 2002, to report the reclassification of business segment sales and operating profit for 1999, 2000 and the first nine months of 2001 to reflect newly defined business segments of the Corporation.

     3. Current Report on Form 8-K, dated January 23, 2002, to report further reclassification of certain amounts contained in the Form 8-K dated January 17, 2002.

     4. Current Report on Form 8-K, dated February 5, 2002, to report the text of a press release issued on January 23, 2002 relating to the Corporation's 2001 fourth quarter earnings and the results of an arbitration ruling.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KIMBERLY-CLARK CORPORATION

March  18,  2002

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


/s/  Wayne R. Sanders            Chairman of the Board          March 18, 2002
-----------------------          and Chief Executive Officer
     Wayne R. Sanders            and Director
                                 (principal executive officer)



/s/  John W. Donehower          Senior Vice President and       March 18, 2002
------------------------        Chief Financial Officer
     John W. Donehower          (principal financial officer)



/s/  Randy J. Vest              Vice President and              March 18, 2002
--------------------            Controller
     Randy J. Vest              (principal accounting officer)



                                   Directors

           John F. Bergstrom                      Claudio X. Gonzalez
           Pastora San Juan Cafferty              Linda Johnson Rice
           Paul J. Collins                        Wolfgang R. Schmitt
           Robert W. Decherd                      Marc J. Shapiro
           Thomas J. Falk                         Randall L. Tobias
           William O. Fifield



        By:  /s/ O. George Everbach                             March 18, 2002
             -------------------------------------
              O. George Everbach, Attorney-in-Fact

INDEPENDENT  AUDITORS'  REPORT

KIMBERLY-CLARK  CORPORATION:

We have audited the consolidated financial statements of Kimberly-Clark Corporation as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 8, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Kimberly-Clark Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, the consolidated financial statement schedule listed in Item 14, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/S/ DELOITTE & TOUCHE LLP
-------------------------

DELOITTE & TOUCHE LLP

Dallas, Texas
February 8, 2002


SCHEDULE  II                                                     Kimberly-Clark Corporation and Subsidiaries
VALUATION  AND  QUALIFYING  ACCOUNTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999
(Millions  of  dollars)

                                                         ADDITIONS                DEDUCTIONS
                                                   ------------------------    -----------------
                                    BALANCE AT     CHARGED TO   CHARGED TO       WRITE-OFFS         BALANCE
                                    BEGINNING      COSTS AND      OTHER             AND            AT END OF
DESCRIPTION                         OF PERIOD      EXPENSES     ACCOUNTS(A)    RECLASSIFICATIONS    PERIOD
------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001
  Allowances deducted from
    assets to which they apply

       Allowances for doubtful
         accounts . . . . . . . .  $53.2              $ 18.2       $(3.1)            $ 18.5 (B)      $49.8
       Allowances for sales
         discounts. . . . . . . .   19.9               215.9         2.0              217.8 (C)       20.0


DECEMBER 31, 2000
  Allowances deducted from
    assets to which they apply

       Allowances for doubtful
         accounts . . . . . . . .  $50.9              $ 12.7       $ 3.9             $ 14.3 (b)      $53.2

       Allowances for sales
         discounts. . . . . . . .   20.7               203.7         (.4)             204.1 (c)       19.9

DECEMBER 31, 1999
  Allowances deducted from
    assets to which they apply

       Allowances for doubtful
         accounts . . . . . . . .  $51.5              $ 13.9       $ 6.8             $ 21.3 (b)      $50.9

       Allowances for sales
         discounts. . . . . . . .   15.8               176.2         (.4)             170.9 (c)       20.7

(a)  Includes bad debt recoveries and the effects of changes in foreign currency exchange
     rates.   Also includes the beginning balances resulting from acquisitions made during the year and  from  the  consolidation of Kimberly-Clark Australia Holding Pty., Ltd, the Corporation's
     Australian  affiliate,  Hogla-Kimberly  Limited,  the  Corporation's  Israeli  affiliate,  and
     Colombiana  Kimberly  Colpapel  S.A.,  its  Colombian  affiliate,  in  2001,  2000  and  1999, respectively.

(b)  Primarily  uncollectible  receivables  written  off.

(c)  Sales  discounts  allowed.


SCHEDULE  II                                                     Kimberly-Clark Corporation and Subsidiaries
VALUATION  AND  QUALIFYING  ACCOUNTS
FOR  THE  YEAR  ENDED  DECEMBER  31,  1999
(Millions  of  dollars)

                                                         ADDITIONS                DEDUCTIONS
                                                   -----------------------     -----------------
                                    BALANCE AT     CHARGED TO   CHARGED TO       WRITE-OFFS         BALANCE
                                    BEGINNING      COSTS AND      OTHER             AND            AT END OF
DESCRIPTION                         OF PERIOD      EXPENSES     ACCOUNTS       RECLASSIFICATIONS    PERIOD
------------------------------------------------------------------------------------------------------------
1998 AND 1997 PLANS


DECEMBER 31, 1999
  Contra assets deducted from
  assets to which they apply

    Inventory . . . . . . . .        $10.9            $(.3)        $   -             $10.6           $   -

    Other Assets. . . . . . .           .5             (.5)            -                 -               -



SCHEDULE  II                                                     Kimberly-Clark  Corporation  and  Subsidiaries
VALUATION  AND  QUALIFYING  ACCOUNTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999
(Millions  of  dollars)


                                                         ADDITIONS
                                                   -----------------------
                                    BALANCE AT     CHARGED TO   CHARGED TO                          BALANCE
                                    BEGINNING      COSTS AND      OTHER                            AT END OF
DESCRIPTION                         OF PERIOD      EXPENSES     ACCOUNTS          DEDUCTIONS (a)   PERIOD
------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001

  Deferred Taxes
    Valuation Allowance. . . . . .   $158.8           $     -      $     -           $(18.4)         $177.2


DECEMBER 31, 2000

  Deferred Taxes
    Valuation Allowance. . . . . .   $279.0           $(102.6)     $     -           $ 17.6          $158.8

DECEMBER 31, 1999

  Deferred Taxes
    Valuation Allowance. . . . . .   $285.6           $  34.9      $     -           $ 41.5          $279.0

(a)  Includes the net currency effects of translating valuation allowances at current rates under
     SFAS No. 52 of $(3.4) million in 2001, $(17.8) million in 2000 and $(39.4) million  in  1999. Also, reflects a valuation allowance of approximately $24 million in 2001 related to a net operating loss carryforward that had not previously been recorded. This entry had no effect on the consolidated statement of income or the consolidated balance sheet.