Form 10-Q
period 2002-03-31
KIMBERLY CLARK CORP
filed 2002-05-09
CIK 55785

FORM  10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark  One)

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  MARCH  31,  2002

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

AS OF MAY 3, 2002, THERE WERE 518,877,997 SHARES OF THE CORPORATION'S COMMON STOCK OUTSTANDING.

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS.


CONSOLIDATED  INCOME  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

                                                                   Three  Months
                                                                  Ended  March  31
                                                                -------------------
(Millions  of  dollars  except  per  share  amounts)              2002       2001
-----------------------------------------------------------------------------------
NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . $3,330.9   $3,323.2
  Cost of products sold . . . . . . . . . . . . . . . . . . . .  2,118.5    2,152.5
                                                                --------   --------

GROSS PROFIT                                                     1,212.4    1,170.7
  Marketing, research and general expenses. . . . . . . . . . .    566.2      515.6
  Goodwill amortization . . . . . . . . . . . . . . . . . . . .        -       21.8
  Other (income) expense, net . . . . . . . . . . . . . . . . .    (18.7)       2.2
                                                                --------   --------

OPERATING PROFIT. . . . . . . . . . . . . . . . . . . . . . . .    664.9      631.1
  Interest income . . . . . . . . . . . . . . . . . . . . . . .      3.7        4.7
  Interest expense. . . . . . . . . . . . . . . . . . . . . . .    (46.7)     (50.5)
                                                                --------   --------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .    621.9      585.3
  Provision for income taxes. . . . . . . . . . . . . . . . . .    185.1      174.9
                                                                --------   --------

INCOME BEFORE EQUITY INTERESTS. . . . . . . . . . . . . . . . .    436.8      410.4
  Share of net income of equity companies . . . . . . . . . . .     32.4       39.5
  Minority owners' share of subsidiaries' net income. . . . . .    (18.6)     (16.5)
                                                                --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. . . . . .    450.6      433.4
  Cumulative effect of accounting change, net of income taxes .    (11.4)         -
                                                                --------   --------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . $  439.2   $  433.4
                                                                ========   ========

PER SHARE BASIS:

  BASIC
    Income before cumulative effect of accounting change. . . . $    .87   $    .81
                                                                ========   ========
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . $    .84   $    .81
                                                                ========   ========

  DILUTED
    Income before cumulative effect of accounting change. . . . $    .86   $    .81
                                                                ========   ========
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . $    .84   $    .81
                                                                ========   ========

  CASH DIVIDENDS DECLARED . . . . . . . . . . . . . . . . . . . $    .30   $    .28
                                                                ========   ========




Unaudited

See  Notes  to  Consolidated  Financial  Statements.


CONDENSED  CONSOLIDATED  BALANCE  SHEET
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

                                                                 MARCH 31, December 31,
(Millions  of  dollars)                                            2002       2001
---------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . $   359.7  $   405.2
  Accounts receivable . . . . . . . . . . . . . . . . . . . . .   1,786.7    1,672.4
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . .   1,459.5    1,494.1
  Other current assets. . . . . . . . . . . . . . . . . . . . .     306.2      350.5
                                                                ---------  ---------

    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .   3,912.1    3,922.2

PROPERTY. . . . . . . . . . . . . . . . . . . . . . . . . . . .  12,738.6   12,714.7
  Less accumulated depreciation . . . . . . . . . . . . . . . .   5,457.5    5,388.2
                                                                ---------  ---------

    NET PROPERTY. . . . . . . . . . . . . . . . . . . . . . . .   7,281.1    7,326.5

INVESTMENTS IN EQUITY COMPANIES . . . . . . . . . . . . . . . .     738.1      705.3

GOODWILL. . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,943.2    1,950.3

OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .   1,121.4    1,103.3
                                                                ---------  ---------

                                                                $14,995.9  $15,007.6
                                                                =========  =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Debt payable within one year. . . . . . . . . . . . . . . . . $   776.3  $ 1,236.1
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . .   1,033.3    1,104.2
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .   1,167.5    1,225.3
  Other current liabilities . . . . . . . . . . . . . . . . . .     656.9      602.7
                                                                ---------  ---------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . .   3,634.0    4,168.3

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . .   2,816.5    2,424.0

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS . . . . . . .     922.4      916.0

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . .   1,032.6    1,004.6

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES. . . . . . . . . . .     310.7      309.4

PREFERRED SECURITIES OF SUBSIDIARY. . . . . . . . . . . . . . .     542.3      538.4

STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . .   5,737.4    5,646.9
                                                                ---------  ---------

                                                                $14,995.9  $15,007.6
                                                                =========  =========


Unaudited

See  Notes  to  Consolidated  Financial  Statements.


CONDENSED  CONSOLIDATED  CASH  FLOW  STATEMENT
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

                                                                     Three Months
                                                                    Ended March 31
                                                                  -----------------
(Millions  of  dollars)                                             2002      2001
-----------------------------------------------------------------------------------
OPERATIONS
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . $ 439.2   $ 433.4
  Cumulative effect of accounting change, net of income taxes . .    11.4         -
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .   170.9     155.5
  Goodwill amortization . . . . . . . . . . . . . . . . . . . . .       -      21.8
  Changes in operating working capital. . . . . . . . . . . . . .  (159.8)   (147.6)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    59.4      (5.5)
                                                                  -------   -------

    CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . .   521.1     457.6
                                                                  -------   -------

INVESTING
  Capital spending. . . . . . . . . . . . . . . . . . . . . . . .  (165.8)   (258.7)
  Acquisitions of businesses, net of cash acquired. . . . . . . .    (8.0)    (39.8)
  Proceeds from investments . . . . . . . . . . . . . . . . . . .     4.0      12.6
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (34.3)    (21.1)
                                                                  -------   -------

    CASH USED FOR INVESTING . . . . . . . . . . . . . . . . . . .  (204.1)   (307.0)
                                                                  -------   -------

FINANCING
  Cash dividends paid . . . . . . . . . . . . . . . . . . . . . .  (146.5)   (144.2)
  Net decrease in short-term debt . . . . . . . . . . . . . . . .  (751.8)   (356.6)
  Proceeds from issuance of long-term debt. . . . . . . . . . . .   795.9      11.7
  Repayments of long-term debt. . . . . . . . . . . . . . . . . .  (105.6)    (22.1)
  Issuances of preferred securities of subsidiary . . . . . . . .       -     516.5
  Proceeds from exercise of stock options . . . . . . . . . . . .    27.2      70.2
  Acquisitions of common stock for the treasury . . . . . . . . .  (166.7)   (144.6)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (15.0)    (10.5)
                                                                  -------   -------

    CASH USED FOR FINANCING . . . . . . . . . . . . . . . . . . .  (362.5)    (79.6)
                                                                  -------   -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . $ (45.5)  $  71.0
                                                                  =======   =======








Unaudited

See  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
KIMBERLY-CLARK  CORPORATION  AND  SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") have been prepared on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2001, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated income statement and condensed consolidated cash flow statement for the periods indicated. Certain reclassifications have been made to conform prior year data to the current year presentation. On January 1, 2002, the Corporation adopted the following new accounting pronouncements:

   - Emerging Issues Task Force ("EITF") 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. The accounting issues previously addressed in EITF 00-14, Accounting for Certain Sales Incentives, and in EITF 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, were codified and reconciled in EITF 01-9. Under EITF 01-9, the cost of promotion activities offered to customers is classified as a reduction in sales revenue. In addition, the estimated redemption value of consumer coupons is recorded at the time the coupons are issued and classified as a reduction in sales revenue. The Corporation has reclassified the face value of coupons and other applicable promotional activities as a reduction in revenue for all periods presented. As of January 1, 2002, the Corporation recorded a cumulative effect of a change in accounting principle, equal to an after-tax charge of approximately $.02 per share, resulting from a change in the period for recognizing the face value of coupons.

   - Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. Adoption of SFAS 144 had no effect on the Corporation's financial statements.

   - SFAS 142, Goodwill and Other Intangible Assets. In accordance with SFAS 142, the Corporation has discontinued the amortization of goodwill and has determined that it has no identified intangible assets with indefinite useful lives. The Corporation is in the process of performing the required impairment testing of goodwill as of January 1, 2002. As required, this testing will be completed by June 30, 2002 and is not expected to result in any impairment write-offs of goodwill.

      Also as required, results for periods prior to the adoption of SFAS 142 have not been restated to reflect the effect of discontinuing goodwill amortization. The following table reconciles reported net income and earnings per share to results that would have been reported if SFAS 142 had been adopted as of January 1, 2001:


                                                                          Three Months
                                                                         Ended March 31
                                                                      -------------------
      (Millions  of  dollars)                                            2002       2001
      -----------------------------------------------------------------------------------
      Reported net income. . . . . . . . . . . . . . . . . . . . . . .  $439.2     $433.4
      Goodwill amortization, net of income taxes . . . . . . . . . . .       -       23.3
                                                                        ------     ------

      Adjusted net income. . . . . . . . . . . . . . . . . . . . . . .  $439.2     $456.7
                                                                        ======     ======

      Earnings Per Share - Basic and Diluted
      --------------------------------------

      Reported net income. . . . . . . . . . . . . . . . . . . . . . .  $  .84     $  .81
      Goodwill amortization, net of income taxes . . . . . . . . . . .       -        .04
                                                                        ------     ------

      Adjusted net income. . . . . . . . . . . . . . . . . . . . . . .  $  .84     $  .85
                                                                        ======     ======

      Intangible assets subject to amortization are included in Other Assets and consist of the following (millions of dollars):


                                                                         March 31, 2002
                                                                    ------------------------
                                                                    Carrying     Accumulated
                                                                     Amount     Amortization
                                                                    --------    ------------
      Trademarks . . . . . . . . . . . . . . . . . . . . . . . . . . $180.4        $20.9
      Patents. . . . . . . . . . . . . . . . . . . . . . . . . . . .   38.7          7.6
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10.1          2.5
                                                                     ------        -----

         Total. . . . . . . . .. . . . . . . . . . . . . . . . . . . $229.2        $31.0
                                                                     ======        =====

      Amortization expense for intangible assets for the quarter ended March 31, 2002 was $3.0 million. Amortization expense for the next five years is estimated to be as follows (millions of dollars):

                           Year  Ended
                           December  31          Amount
                           ------------          ------

                              2002                $12
                              2003                 12
                              2004                 11
                              2005                 11
                              2006                 11

2. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share ("EPS"). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:


                                                                   Average Common Shares
                                                                 Outstanding For the Three
                                                                   Months Ended March 31
                                                                 -------------------------
   (Millions of dollars)                                             2002         2001
   ---------------------------------------------------------------------------------------
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  520.3        533.2
      Dilutive effect of stock options . . . . . . . . . . . . . .    3.1          4.8
      Dilutive effect of deferred compensation plan shares . . . .     .3           .2
                                                                    -----        -----

   Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .  523.7        538.2
                                                                    =====        =====



   Options outstanding during the quarter ended March 31, 2002 and 2001 to purchase 5.8 million and 2.7 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

   The number of common shares outstanding as of March 31, 2002 and 2001 was
   519.1  million  and  532.9  million,  respectively.

3. The following schedule details inventories by major class as of March 31, 2002 and December 31, 2001:


                                                                   MARCH  31,  December  31,
   (Millions  of  dollars)                                            2002         2001
   -----------------------------------------------------------------------------------------
   At lower of cost on the First-In,
       First-Out (FIFO) method or market:
         Raw materials . . . . . . . . . . . . . . . . . . . . . . $  343.0     $  366.1
         Work in process . . . . . . . . . . . . . . . . . . . . .    186.8        179.5
         Finished goods. . . . . . . . . . . . . . . . . . . . . .    883.4        898.4
         Supplies and other. . . . . . . . . . . . . . . . . . . .    207.6        217.5
                                                                   --------     --------
                                                                    1,620.8      1,661.5

       Excess of FIFO cost over Last-In, First-Out (LIFO) cost . .   (161.3)      (167.4)
                                                                   --------     --------

         Total . . . . . . . . . . . . . . . . . . . . . . . . . . $1,459.5     $1,494.1
                                                                   ========     ========

   FIFO cost of total inventories on the LIFO method were $680.0 million and $715.2 million at March 31, 2002 and December 31, 2001, respectively.

4. The following schedule provides the detail of comprehensive income:


                                                                       Three Months
                                                                      Ended March 31
                                                                   -------------------
   (Millions  of  dollars)                                          2002         2001
   -----------------------------------------------------------------------------------
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 439.2      $ 433.4

   Unrealized currency translation adjustments, net of tax . . .    (67.4)      (123.8)

   Deferred losses on cash flow hedges, net of tax . . . . . . .      (.1)        (1.0)

   Unrealized holding gains on securities. . . . . . . . . . . .       .1            -
                                                                  -------      -------

   Comprehensive income. . . . . . . . . . . . . . . . . . . . .  $ 371.8      $ 308.6
                                                                  =======      =======



5. The following schedule presents information concerning consolidated operations by business segment:


                                                                       Three Months
                                                                      Ended March 31
                                                                   --------------------
   (Millions  of  dollars)                                           2002        2001
   ------------------------------------------------------------------------------------
   NET SALES:

   Personal Care. . . . . . . . . . . . . . . . . . . . . . . . .  $1,257.2    $1,259.1
   Consumer Tissue. . . . . . . . . . . . . . . . . . . . . . . .   1,254.8     1,231.5
   Business-to-Business . . . . . . . . . . . . . . . . . . . . .     852.9       881.7
   Intersegment sales . . . . . . . . . . . . . . . . . . . . . .     (34.0)      (49.1)
                                                                   --------    --------

   Consolidated . . . . . . . . . . . . . . . . . . . . . . . . .  $3,330.9    $3,323.2
                                                                   ========    ========


                                                                       Three Months
                                                                      Ended March 31
                                                                   -------------------
   (Millions  of  dollars)                                          2002        2001
   -----------------------------------------------------------------------------------
   OPERATING PROFIT (reconciled to income before taxes):

   Personal Care . . . . . . . . . . . . . . . . . . . . . . . . . $264.1      $263.6
   Consumer Tissue . . . . . . . . . . . . . . . . . . . . . . . .  245.2       234.7
   Business-to-Business. . . . . . . . . . . . . . . . . . . . . .  159.9       150.8
   Other income (expense), net . . . . . . . . . . . . . . . . . .   18.7        (2.2)
   Unallocated items - net . . . . . . . . . . . . . . . . . . . .  (23.0)      (15.8)
                                                                   ------      ------

   Total Operating Profit. . . . . . . . . . . . . . . . . . . . .  664.9       631.1

     Interest income . . . . . . . . . . . . . . . . . . . . . . .    3.7         4.7
     Interest expense. . . . . . . . . . . . . . . . . . . . . . .  (46.7)      (50.5)
                                                                   ------      ------

   Income Before Income Taxes. . . . . . . . . . . . . . . . . . . $621.9      $585.3
                                                                   ======      ======

   Goodwill amortization is included in operating profit of the business segments as follows:


                                                                                2001
                                                                               -----


   Personal Care. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3.9
   Consumer Tissue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3.7
   Business-to-Business . . . . . . . . . . . . . . . . . . . . . . . . . . .   14.2
                                                                               -----

   Consolidated . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $21.8
                                                                               =====

Description  of  Business  Segments:

The Personal Care segment manufactures and markets disposable diapers, training and youth pants and swimpants; feminine and incontinence care products; and related products. Products in this segment are primarily for household use and are sold under a variety of well-known brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend and Poise.

The Consumer Tissue segment manufactures and markets facial and bathroom tissue, paper towels and napkins for household use; wet wipes; and related products. Products in this segment are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Page, Huggies and other brand names.

The Business-to-Business segment manufactures and markets facial and bathroom tissue, paper towels, wipers and napkins for away-from-home use; health care products such as surgical gowns, drapes, infection control products, sterilization wraps, disposable face masks and exam gloves, respiratory products, and other disposable medical products; printing, premium business and correspondence papers; specialty and technical papers; and other products. Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, Kimwipes, WypAll, Surpass, Safeskin, Tecnol, Ballard and other brand names.








Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

FIRST QUARTER OF 2002 COMPARED WITH FIRST QUARTER OF 2001

By Business Segment
(Millions of dollars)

NET SALES                                                          2002        2001
-------------------------------------------------------------------------------------
Personal Care. . . . . . . . . . . . . . . . . . . . . . . . .   $1,257.2    $1,259.1
Consumer Tissue. . . . . . . . . . . . . . . . . . . . . . . .    1,254.8     1,231.5
Business-to-Business . . . . . . . . . . . . . . . . . . . . .      852.9       881.7
Intersegment sales . . . . . . . . . . . . . . . . . . . . . .      (34.0)      (49.1)
                                                                 --------    --------

Consolidated . . . . . . . . . . . . . . . . . . . . . . . . .   $3,330.9    $3,323.2
                                                                 ========    ========



Commentary:

Consolidated net sales for the first quarter of 2002 were approximately $3.3 billion, slightly higher than in 2001. Excluding currency effects, net sales rose more than 2 percent, driven mainly by higher sales volumes of consumer tissue and personal care products in North America and the consolidation of Kimberly-Clark Australia Pty. Limited ("KCA"). Overall sales volumes were 4.5 percent higher while competitive pricing, including promotional activity, reduced sales by about 2 percent. Net sales in both years are stated net of the cost of trade promotions and both the face value of consumer coupons and other applicable promotional activities as required under a newly effective accounting pronouncement issued by the Financial Accounting Standards Board (EITF 01-9).

The first quarter of 2002 included net sales of KCA of approximately $100 million (by segment: about $40 million in both personal care and consumer tissue and $20 million in business-to-business). Effective July 1, 2001, the Corporation acquired an additional 5 percent of KCA and began consolidating KCA's operating results at that time.

- Net sales of personal care products decreased slightly from the first quarter of 2001, but increased more than 3 percent before currency effects. Global sales volumes increased approximately 6 percent despite a significant decline in sales volumes in Argentina and Brazil. Lower selling prices, down 2 percent, and product mix partially offset the volume increases. In North America, sales volumes rose about 6 percent, highlighted by a double-digit increase in shipments of Depend and Poise adult incontinence care products and solid gains for Huggies diapers and Pull-Ups training pants. Selling prices declined nearly 4 percent in response to competitive pricing and promotional activities, including
     selected  package  count increases to improve consumer value.    Sales  of
     personal care products in Europe decreased approximately 3 percent when measured in constant exchange rates. Sales volumes were slightly lower and net selling prices declined more than 2 percent amid intense competition in diapers and training pants.

- Consumer tissue net sales increased 1.9 percent compared with the first quarter of 2001 and advanced approximately 4 percent before currency effects. Global sales volumes increased nearly 5 percent while selling prices were approximately 1 percent lower. In North America, sales volumes were more than 4 percent higher, driven by sales of Cottonelle and Scott bathroom tissue and Scott towels. Overall selling prices in North America declined 1 percent due to competitive promotional activity. In Europe, sales of consumer tissue increased 1 percent before currency effects. Selling prices were about 3 percent higher while sales volumes were nearly 2 percent lower. Market shares remained healthy for Andrex bathroom tissue in the U.K. and Scottex, Page and Hakle bathroom tissue and Kleenex facial tissue in key European markets.

-    Net sales of the business-to-business sector declined 3.3 percent and about 2 percent excluding currency effects. Overall sales volumes increased almost 2 percent and selling prices decreased nearly 4 percent. Sales of K-C Professional's away-from-home products in North America began to show signs of recovery in the first quarter following a decline of 8 percent
     in the fourth quarter  of  2001.   Meanwhile, sales of health care products
     were essentially even with last year as 5 percent growth in sales volumes was offset by reduced selling prices.

Unusual  Items

For purposes of this Management's Discussion and Analysis, the items summarized in the following table are considered to be unusual items ("Unusual Items").


                                                                   Three Months
                                                                  Ended March 31
                                                                 ----------------
(Millions  of  dollars)                                           2002      2001
---------------------------------------------------------------------------------
Charges to operating profit:
  Business improvement programs. . . . . . . . . . . . . . . .    $8.9     $21.2
  Business integration and other costs . . . . . . . . . . . .       -       6.9
                                                                  ----     -----

    Total. . . . . . . . . . . . . . . . . . . . . . . . . . .    $8.9     $28.1
                                                                  ====     =====



- Unusual Items in the first quarter of 2002 were comprised primarily of costs associated with the previously announced plans to streamline manufacturing operations in Latin America.

- In the first quarter of 2001, charges for Unusual Items related mainly to reorganizing the Corporation's feminine and adult care operations in North America and business integration programs.

These Unusual Items have been excluded from operating profit in the "Before Unusual Items" column in the following tables:


                                              2002                         2001
                                    --------------------------     ------------------------
                                       AS           BEFORE            As         Before
OPERATING  PROFIT                   REPORTED     UNUSUAL ITEMS     Reported   Unusual Items
-------------------------------------------------------------------------------------------
Personal Care . . . . . . . . . .    $264.1         $267.5         $263.6       $285.0
Consumer Tissue . . . . . . . . .     245.2          249.4          234.7        234.9
Business-to-Business. . . . . . .     159.9          161.2          150.8        156.8
Other income (expense), net . . .      18.7           18.7           (2.2)        (1.7)
Unallocated items - net . . . . .     (23.0)         (23.0)         (15.8)       (15.8)
                                     ------         ------         ------       ------

Consolidated. . . . . . . . . . .    $664.9         $673.8         $631.1       $659.2
                                     ======         ======         ======       ======

Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Before Unusual Items, operating profit increased 2.2 percent to $673.8 million in the first quarter of 2002 compared with $659.2 million in 2001. Higher sales volumes and the discontinuation of goodwill amortization contributed to the increase, and fiber and energy costs were approximately $80 million lower. A stepped-up level of advertising and promotion activities, in response to intense competition, and an increase in pension and other employee benefit costs, among other things, partially offset these positive factors. The following commentary is before Unusual Items.

- Although personal care segment sales volumes rose about 6 percent, operating profit was constrained by actions to counter aggressive competition in the diaper and training pants markets in the U.S. and Europe, as well as the continued difficult business conditions in Argentina and Brazil.

- Consumer tissue segment operating profit in the first quarter of 2002 was boosted by the increased sales volumes, particularly on the strength of bathroom tissue and paper towels sales in North America. In addition, operating profit rose strongly in Europe and in the Asia/Pacific region. Overall, the lower fiber costs more than compensated for the higher levels of promotional activity and marketing expense.

- The business-to-business segment operating profit increased, however, excluding goodwill amortization in 2001 it declined nearly 6 percent. Higher sales volumes for health care products and the beginning of recovery in the North American K-C Professional business were not sufficient to overcome lower selling prices across the segment.

- The change in other income (expense), net is primarily related to currency transactions, including a gain of approximately $14 million on forward exchange contracts that hedge the currency exposure for the anticipated acquisition of the remaining 45 percent ownership interest in KCA from Amcor Limited, the Corporation's joint venture partner.


By Geography
(Millions of dollars)

NET  SALES                                                         2002        2001
-------------------------------------------------------------------------------------
North America . . . . . . . . . . . . . . . . . . . . . . . . .  $2,210.8    $2,222.6
Outside North America . . . . . . . . . . . . . . . . . . . . .   1,251.9     1,224.2
Intergeographic sales . . . . . . . . . . . . . . . . . . . . .    (131.8)     (123.6)
                                                                 --------    --------

Consolidated. . . . . . . . . . . . . . . . . . . . . . . . . .  $3,330.9    $3,323.2
                                                                 ========    ========


                                              2002                         2001
                                    --------------------------     ------------------------
                                       AS           BEFORE            As         Before
OPERATING  PROFIT                   REPORTED     UNUSUAL ITEMS     Reported   Unusual Items
-------------------------------------------------------------------------------------------
North America . . . . . . . . . . .  $538.1         $539.2          $534.8      $561.7
Outside North America . . . . . . .   131.1          138.9           114.3       115.0
Other income (expense), net . . . .    18.7           18.7            (2.2)       (1.7)
Unallocated items - net . . . . . .   (23.0)         (23.0)          (15.8)      (15.8)
                                     ------         ------          ------      ------

Consolidated. . . . . . . . . . . .  $664.9         $673.8          $631.1      $659.2
                                     ======         ======          ======      ======



Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Net sales in North America decreased slightly as the higher sales volumes in personal care and consumer tissue were offset by the higher promtional activity and the lower business-to-business net sales.

- Net sales outside of North America increased 2.3 percent primarily due to the consolidation of KCA, partially offset by the lower net sales in Argentina and Brazil.

- Operating profit before Unusual Items in North America decreased 4.0 percent because the higher promotion spending, increased pension and other employee benefit costs and other factors more than offset the favorable pulp costs.

-    Operating profit before Unusual Items outside of North America increased
     20.8 percent due to the consolidation of KCA and the lower pulp costs.

Additional  Income  Statement  Commentary:

-    Interest  expense  decreased primarily due to lower interest rates.

- The effective tax rate, before Unusual Items in both years, was 29.7 percent in 2002 compared with 30.2 percent in 2001. The lower effective tax rate was primarily due to the discontinuation, for financial reporting purposes, of amortizing goodwill that had not been deductible for income tax purposes.

- The Corporation's share of net income of equity companies decreased in 2002 primarily due to the consolidation of KCA and lower net income at Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"). At KCM, continued strong performance of its consumer products operations boosted sales and operating profit; however, a higher tax rate, due to new legislation, caused net income to decline.

- On a diluted basis, net income was $.84 per share, including a charge of $.02 per share for the cumulative effect of an accounting change related to the adoption of EITF 01-9, in 2002. In the first quarter of 2001, on a diluted basis, net income was $.81 per share. First quarter earnings before Unusual Items and the cumulative effect of the accounting change were $.87 per share in 2002, up 3.6 percent from $.84 per share in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

- Cash provided by operations in the first quarter of 2002 increased $63.5 million, or 13.9 percent, compared with the first quarter of 2001. This increase was achieved despite cash payments of more than $50 million in February 2002 under the terms of two previously announced arbitration rulings.

- During the first quarter of 2002, the Corporation repurchased 2.5 million shares of its common stock at a cost of approximately $155 million. These repurchases are consistent with the Corporation's stated target of repurchasing between 2 percent and 3 percent of its common stock during 2002.

- On February 8, 2002, the Corporation issued $400 million of 5 5/8 percent Notes due February 15, 2012 and used the proceeds to retire commercial paper.

- On March 19, 2002, the Corporation issued $400 million 4 1/2 percent Notes due July 30, 2005 and used the proceeds to retire commercial paper. In connection with the borrowing, the Corporation entered into an interest rate swap agreement maturing on July 30, 2005 with a counterparty under which the difference between the fixed- and floating-rate interest amounts calculated on a $400 million notional amount is exchanged on a quarterly basis. The floating rate is 3 month LIBOR minus .295 percent. The swap agreement permits the Corporation to maintain its desired ratio of fixed- and floating-rate borrowings.

- Following a review with its board of directors, the Corporation announced a new target range for its ratio of net debt and preferred securities to capital of 35 percent to 45 percent. The new range represents an increase from the previous range of 30 percent to 40 percent. At March 31, 2002, total debt and preferred securities was $4.1 billion compared with $4.2 billion at December 31, 2001. Net debt (total debt net of cash and cash equivalents) and preferred securities was $3.8 billion at March 31, 2002, essentially even with the previous year end. At March 31, 2002, the ratio of net debt and preferred securities to capital was
     38.4 percent, down slightly from  the  38.9  percent  ratio  at  December
     31,  2001.

- On May 7, 2002, Amcor Limited informed the Corporation of its intent to exercise its option to sell its remaining 45 percent interest in KCA to the Corporation for the previously agreed to price of A$697.5 million (approximately US$ 375 million). The transaction is expected to close at the end of June 2002.

- Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs of the business in the foreseeable future.

NEW  ACCOUNTING  PRONOUNCEMENTS

On January 1, 2002, the Corporation adopted the following new accounting pronouncements:

- Emerging Issues Task Force ("EITF") 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. The accounting issues previously addressed in EITF 00-14, Accounting for Certain Sales Incentives, and in EITF 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, were codified and reconciled in EITF 01-9. Under EITF 01-9, the cost of promotion activities offered to customers is classified as a reduction in sales revenue. In addition, the estimated redemption value of consumer coupons is recorded at the time the coupons are issued and classified as a reduction in sales revenue. The Corporation has reclassified the face value of coupons and other applicable promotional activities as a reduction in revenue for all periods presented. As of January 1, 2002, the Corporation recorded a cumulative effect of a change in accounting principle, equal to an after-tax charge of approximately $.02 per share, resulting from a change in the period for recognizing the face value of coupons.

- Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. Adoption of SFAS 144 had no effect on the Corporation's financial statements.

- SFAS 142, Goodwill and Other Intangible Assets. In accordance with SFAS 142, the Corporation has discontinued the amortization of goodwill and has determined that it has no identified intangible assets with indefinite useful lives. The Corporation is in the process of performing the required impairment testing of goodwill as of January 1, 2002. As required, this testing will be completed by June 30, 2002 and is not expected to result in any impairment write-offs of goodwill.

     Also as required, results for periods prior to the adoption of SFAS 142 have not been restated to reflect the effect of discontinuing goodwill amortization. The following table reconciles reported net income and earnings per share to results that would have been reported if SFAS 142 had been adopted as of January 1, 2001:


                                                                        Three Months
                                                                       Ended March 31
                                                                      ----------------
     (Millions  of  dollars)                                           2002      2001
     ---------------------------------------------------------------------------------
     Reported net income. . . . . . . . . . . . . . . . . . . . . .   $439.2    $433.4
     Goodwill amortization, net of income taxes . . . . . . . . . .        -      23.3
                                                                      ------    ------

     Adjusted net income. . . . . . . . . . . . . . . . . . . . . .   $439.2    $456.7
                                                                      ======    ======

     Earnings Per Share - Basic and Diluted
     ------------------------------------------

     Reported net income. . . . . . . . . . . . . . . . . . . . . .   $  .84    $  .81
     Goodwill amortization, net of income taxes . . . . . . . . . .        -       .04
                                                                      ------    ------

     Adjusted net income. . . . . . . . . . . . . . . . . . . . . .   $  .84    $  .85
                                                                      ======    ======

ENVIRONMENTAL  MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

OUTLOOK

The Corporation believes that the outlook for improvement in the economies and market conditions in Argentina and Brazil continues to be uncertain; however, the Corporation should benefit from improved market conditions for its business-to-business operations in North America as the economy recovers.
Also, in the near term, the Corporation expects competition will remain intense, particularly in the diaper and training pants categories in North America and Europe. The Corporation intends to continue to focus on increasing cash flow to help fund its growth. The Corporation continues to believe it is doing the right things strategically to build competitive advantage and drive top- and bottom-line growth going forward.

INFORMATION  CONCERNING  FORWARD-LOOKING  STATEMENTS

Certain information contained in this report is forward-looking and is based on various assumptions. Such information includes, without limitation, the business outlook, including new product introductions, cost savings and acquisitions, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation. These forward-looking statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that their effects on the Corporation will be as currently expected. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of Part I,
Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 entitled "Factors That May Affect Future Results."

PART  II  -  OTHER  INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

The following material developments have occurred in the litigation proceedings described in Part I, Item 3 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001:

- With respect to the Mobile Energy Services Company L.L.C. ("MESC") litigation, during the first quarter of 2002, pursuant to mediation between MESC and the Corporation, a pending arbitration proceeding and one of the pending adversary proceedings between the parties were resolved with the Corporation agreeing to pay MESC $675,000. This settlement is subject to the approval of the bankruptcy court. Additionally, the court has ruled in favor of the Corporation and granted a motion to dismiss the fraudulent transfer claim asserted by MESC. At present, two minor adversary proceedings are the only claims MESC has pending against the Corporation.

- With respect to the asbestos litigation, as of April 30, 2002, the Corporation, along with numerous other non-affiliated companies, was a party to approximately 267 lawsuits in California, Florida, Georgia, Illinois, Louisiana, Mississippi, Missouri, New York, Pennsylvania and Texas state courts. These lawsuits allege personal injury resulting from asbestos exposure on the defendants' premises and/or that the defendants manufactured, sold, distributed or installed products which cause asbestos-related lung disease. No specific product ever manufactured by the Corporation or its subsidiaries has been identified by the plaintiffs as having caused or contributed to any asbestos-related lung disease. The Corporation has denied the allegations and raised numerous defenses in all of these asbestos cases. All asbestos cases have been tendered to the Corporation's insurance carriers for defense and indemnity.

- With respect to the Anne Meader litigation, the Corporation has reached a tentative settlement with the plaintiffs. The settlement is conditional on several factors that have yet to occur.

In management's opinion, none of the legal and administrative proceedings described above or in Part I, Item 3 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, individually or in the aggregate, is expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The 2002 Annual Meeting of Stockholders was convened at 11:00 a.m. on Thursday, April 25, 2002, at the Corporation's World Headquarters, 351 Phelps Drive, Irving, Texas. Represented at the meeting in person or by proxy were 463,878,538 shares of common stock or at least 89% of all shares of common stock outstanding.

The  following  directors  were  elected to three-year terms expiring in 2005:
John F. Bergstrom; Paul J. Collins; and Robert W. Decherd. The Corporation's other directors are Thomas J. Falk, William O. Fifield, Wayne R. Sanders, Wolfgang R. Schmitt, Randall L. Tobias, Pastora San Juan Cafferty, Claudio X. Gonzalez, Linda Johnson Rice and Marc J. Shapiro. Of the shares represented at the meeting, at least 96% voted for each nominee. There were no broker non-votes with respect to this matter, and the votes for and votes withheld for each nominee are as follows:

          Nominee              Votes For          Votes Withheld
     -----------------        -----------         --------------

     John F. Bergstrom        448,798,008          15,080,530
     Paul J. Collins          455,523,857           8,354,681
     Robert W. Decherd        455,794,589           8,083,949

The stockholders also approved the adoption of the Corporation's Executive Office Achievement Award Program. Of the shares represented at the meeting, 426,559,254 shares (92%) voted for such adoption, 33,336,271 shares (7.2%)
voted against and 3,983,013 shares (.8%) abstained or did not vote. There were no broker non-votes with respect to this matter.

The  stockholders  also  approved  a  stockholder  proposal  relating  to  the
Corporation's  amended  and  restated  rights  agreement.    Of  the  shares
represented at the meeting, 251,222,757 shares (61.8%) voted for such adoption, 148,500,773 shares (36.5%) voted against, 6,838,564 shares (1.7%)
abstained or did not vote and there were 57,316,444 broker non-votes. The votes in favor of this proposal represent 48.3% of the shares eligible to vote at the meeting. This proposal is not binding on the Corporation and the Board of Directors is expected to consider this matter at a future board meeting.

In addition to the election of directors, the adoption of the Executive Officer Achievement Award Program and the approval of the stockholder proposal, the stockholders approved the selection of Deloitte & Touche LLP as the principal independent auditors for the Corporation. Of the shares represented at the meeting, 443,696,704 shares (95.6%) voted for such selection, 16,953,953 shares (3.7%) voted against and 3,227,881 shares (.7%) abstained or did not vote. There were no broker non-votes with respect to this matter.

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

       (10)  Executive Officer Achievement Award Program, adopted April 25,
             2002.

(b) Reports  on  Form  8-K

The Corporation filed the following Current Reports after January 1, 2002 and prior to the date of this Form 10-Q:

     1. Current Report on Form 8-K, dated January 17, 2002, to report the reclassification of business segment sales and operating profit for 1999, 2000 and the first nine months of 2001 to reflect newly defined business segments of the Corporation.

     2. Current Report on Form 8-K, dated January 23, 2002, to report further reclassification of certain amounts contained in the Form 8-K dated January 17, 2002.

     3. Current Report on Form 8-K, dated February 5, 2002, to report the text of a press release issued on January 23, 2002 relating to the Corporation's 2001 fourth quarter earnings and the results of an arbitration ruling.

     4. Current Report on Form 8-K, dated March 27, 2002, to report the Corporation's statement relating to its agreement to the issuance of an administrative order by the Securities and Exchange Commission on March 27, 2002.

     5. Current Report on Form 8-K, dated April 12, 2002, to report the reclassification of certain financial information of the Corporation for 1998, 1999, 2000 and 2001, and for each quarter in 2001, in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-14 (Accounting for Certain Sales Incentives) and Issue No. 00-25 (Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products).

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           KIMBERLY-CLARK CORPORATION
                                                   (Registrant)





                                           By: /s/  John W. Donehower
                                               --------------------------------
                                                John W. Donehower
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)





                                           By: /s/  Randy J. Vest
                                               --------------------------------
                                                Randy J. Vest
                                                Vice President and Controller
                                                (principal accounting officer)






May 9, 2002