Form 10-Q
period 2002-06-30
KIMBERLY CLARK CORP
filed 2002-08-08
CIK 55785

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from...............to...............

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

Yes    X  .  No       .
     -----       -----

AS OF AUGUST 2, 2002, THERE WERE 516,827,252 SHARES OF THE CORPORATION'S COMMON STOCK OUTSTANDING.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                                 Second Quarter               Six Months
                                                                  Ended June 30             Ended June 30
                                                              ---------------------     ---------------------
(Millions of dollars except per share amounts)                  2002         2001         2002         2001
-------------------------------------------------------------------------------------------------------------
NET SALES ..................................................  $3,408.9     $3,245.3     $6,739.8     $6,568.5
  Cost of products sold ....................................   2,166.1      2,104.5      4,284.6      4,257.0
                                                              --------     --------     --------     --------

GROSS PROFIT ...............................................   1,242.8      1,140.8      2,455.2      2,311.5
  Marketing, research and general expenses .................     587.3        519.7      1,153.5      1,035.3
  Goodwill amortization ....................................         -         22.5            -         44.3
  Other (income) expense, net ..............................      31.2          8.0         12.5         10.2
                                                              --------     --------     --------     --------

OPERATING PROFIT ...........................................     624.3        590.6      1,289.2      1,221.7
  Interest income ..........................................       3.5          4.0          7.2          8.7
  Interest expense .........................................     (45.1)       (48.4)       (91.8)       (98.9)
                                                              --------     --------     --------     --------

INCOME BEFORE INCOME TAXES .................................     582.7        546.2      1,204.6      1,131.5
  Provision for income taxes ...............................     163.2        164.3        348.3        339.2
                                                              --------     --------     --------     --------

INCOME BEFORE EQUITY INTERESTS .............................     419.5        381.9        856.3        792.3
  Share of net income of equity companies ..................      21.5         52.6         53.9         92.1
  Minority owners' share of subsidiaries' net income .......     (16.4)       (19.1)       (35.0)       (35.6)
                                                              --------     --------     --------     --------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ........................................     424.6        415.4        875.2        848.8
    Cumulative effect of accounting change,
      net of income taxes ..................................         -            -        (11.4)           -
                                                              --------     --------     --------     --------

NET INCOME .................................................  $  424.6     $  415.4     $  863.8     $  848.8
                                                              ========     ========     ========     ========


PER SHARE BASIS:

  BASIC
    Income before cumulative effect of
      accounting change ....................................  $    .82     $    .78     $   1.69     $   1.59
                                                              ========     ========     ========     ========
    Net income .............................................  $    .82     $    .78     $   1.66     $   1.59
                                                              ========     ========     ========     ========

  DILUTED
    Income before cumulative effect of
      accounting change ....................................  $    .81     $    .78     $   1.67     $   1.58
                                                              ========     ========     ========     ========
    Net income .............................................  $    .81     $    .78     $   1.65     $   1.58
                                                              ========     ========     ========     ========

CASH DIVIDENDS DECLARED ....................................  $    .30     $    .28     $    .60     $    .56
                                                              ========     ========     ========     ========





Unaudited

See Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                                             JUNE 30,   December 31,
(Millions of dollars)                                                          2002         2001
----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...............................................  $   380.4     $   405.2
  Accounts receivable .....................................................    1,806.6       1,672.4
  Inventories .............................................................    1,472.6       1,494.1
  Other current assets ....................................................      337.3         350.5
                                                                             ---------     ---------

    TOTAL CURRENT ASSETS ..................................................    3,996.9       3,922.2

PROPERTY ..................................................................   13,203.5      12,714.7
  Less accumulated depreciation ...........................................    5,707.0       5,388.2
                                                                             ---------     ---------

    NET PROPERTY ..........................................................    7,496.5       7,326.5

INVESTMENTS IN EQUITY COMPANIES ...........................................      649.3         705.3

GOODWILL ..................................................................    2,266.4       1,950.3

OTHER ASSETS ..............................................................    1,120.7       1,103.3
                                                                             ---------     ---------

                                                                             $15,529.8     $15,007.6
                                                                             =========     =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Debt payable within one year ............................................  $   895.7     $ 1,236.1
  Accounts payable ........................................................    1,085.3       1,104.2
  Accrued expenses ........................................................    1,292.1       1,225.3
  Other current liabilities ...............................................      641.1         602.7
                                                                             ---------     ---------

    TOTAL CURRENT LIABILITIES .............................................    3,914.2       4,168.3

LONG-TERM DEBT ............................................................    2,815.9       2,424.0

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS .........................      942.3         916.0

DEFERRED INCOME TAXES .....................................................    1,078.5       1,004.6

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES ................................      242.3         309.4

PREFERRED SECURITIES OF SUBSIDIARY ........................................      546.0         538.4

STOCKHOLDERS' EQUITY ......................................................    5,990.6       5,646.9
                                                                             ---------     ---------

                                                                             $15,529.8     $15,007.6
                                                                             =========     =========





Unaudited

See Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                                                     Six Months
                                                                                    Ended June 30
                                                                                 -------------------
(Millions  of  dollars)                                                            2002        2001
----------------------------------------------------------------------------------------------------
OPERATIONS
  Net income ..................................................................  $  863.8     $848.8
  Cumulative effect of accounting change, net of income taxes .................      11.4          -
  Depreciation ................................................................     341.1      314.8
  Goodwill amortization .......................................................         -       44.3
  Changes in operating working capital ........................................     (55.6)    (235.7)
  Deferred income tax provision ...............................................      77.7       38.4
  Equity companies' earnings in excess of dividends paid ......................     (25.1)     (54.3)
  Postretirement benefits .....................................................       6.7      (19.5)
  Other .......................................................................      97.9       61.4
                                                                                 --------     ------

    CASH PROVIDED BY OPERATIONS ...............................................   1,317.9      998.2
                                                                                 --------     ------
INVESTING
  Capital spending ............................................................    (382.0)    (547.7)
  Acquisitions of businesses, net of cash acquired ............................    (405.1)     (61.7)
  Proceeds from investments ...................................................      26.2       14.9
  Other .......................................................................      (4.2)     (26.9)
                                                                                 --------     ------

    CASH USED FOR INVESTING ...................................................    (765.1)    (621.4)
                                                                                 --------     ------

FINANCING
  Cash dividends paid .........................................................    (302.5)    (293.5)
  Net decrease in short-term debt .............................................    (638.3)     (61.2)
  Proceeds from issuance of long-term debt ....................................     801.0       50.4
  Repayments of long-term debt ................................................    (127.9)    (238.5)
  Issuance of preferred securities of subsidiary ..............................         -      516.5
  Proceeds from exercise of stock options .....................................      53.5       79.9
  Acquisitions of common stock for the treasury ...............................    (331.6)    (295.8)
  Other .......................................................................     (31.8)     (20.2)
                                                                                 --------     ------

    CASH USED FOR FINANCING ...................................................    (577.6)    (262.4)
                                                                                 --------     ------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............................  $  (24.8)    $114.4
                                                                                 ========     ======




Unaudited

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

1. The unaudited consolidated financial statements of Kimberly-Clark Corporation (the "Corporation") have been prepared on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2001, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated income statement and condensed consolidated cash flow statement for the periods indicated. Certain reclassifications have been made to conform prior year data to the current year presentation. Net sales in both years are stated net of the cost of trade promotions and both the face value of consumer coupons and other applicable promotional activities as required under an accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") in Emerging Issues Task Force ("EITF") Issue 01-9.

     - Effective June 30, 2002, the Corporation purchased the remaining 45 percent ownership in its Australian subsidiary, Kimberly-Clark Australia Pty. Ltd. from Amcor Limited for A$697.6 million (approximately US$390 million).

     - On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Corporation discontinued amortization of goodwill and also determined that it has no identified intangible assets with indefinite useful lives. The Corporation has completed the required testing of goodwill for impairment and has determined that none of its goodwill is impaired.

           Also as required, results for periods prior to the adoption of SFAS 142 have not been restated to reflect the effect of discontinuing goodwill amortization. The following table reconciles reported net income and earnings per share to results that would have been reported if SFAS 142 had been adopted as of January 1, 2001:


                                                              Second Quarter          Six Months
                                                               Ended June 30         Ended June 30
                                                             -----------------     -----------------
           (Millions of dollars)                              2002       2001       2002       2001
           -----------------------------------------------------------------------------------------
           Reported net income ............................  $424.6     $415.4     $863.8     $848.8
           Goodwill amortization, net of income taxes .....       -       24.0          -       47.3
                                                             ------     ------     ------     ------

           Adjusted net income ............................  $424.6     $439.4     $863.8     $896.1
                                                             ======     ======     ======     ======

           Earnings Per Share - Basic
           --------------------------

           Reported net income ............................  $  .82     $  .78     $ 1.66     $ 1.59
           Goodwill amortization, net of income taxes .....       -        .05          -        .09
                                                             ------     ------     ------     ------

           Adjusted net income ............................  $  .82     $  .83     $ 1.66     $ 1.68
                                                             ======     ======     ======     ======

           Earnings Per Share - Diluted
           ----------------------------

           Reported net income ............................  $  .81     $  .78     $ 1.65     $ 1.58
           Goodwill amortization, net of income taxes .....       -        .04          -        .09
                                                             ------     ------     ------     ------

           Adjusted net income ............................  $  .81     $  .82     $ 1.65     $ 1.67
                                                             ======     ======     ======     ======

           Intangible assets subject to amortization are included in Other Assets and consist of the following:


                                                    June 30, 2002                March 31, 2002
                                              -------------------------     ------------------------
                                               Gross                         Gross
                                              Carrying     Accumulated      Carrying    Accumulated
           (Millions of dollars)               Amount      Amortization      Amount     Amortization
           -----------------------------------------------------------------------------------------
           Trademarks .......................  $187.3         $32.7          $180.4        $28.4
           Patents ..........................    38.6          14.7            38.7         13.8
           Other ............................    10.1           2.6            10.1          2.5
                                               ------         -----          ------        -----

                Total .......................  $236.0         $50.0          $229.2        $44.7
                                               ======         =====          ======        =====

           Amortization expense for intangible assets for the second quarter and six months ended June 30, 2002 was $3.0 million and $6.0 million, respectively. Amortization expense of the current gross carrying amount for the next five years is estimated to be as follows (millions of dollars):


                          Year Ended
                          December 31          Amount
                          -----------          ------
                             2002               $12
                             2003                12
                             2004                11
                             2005                11
                             2006                11

     - In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This new standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Corporation will adopt SFAS 146 for all covered transactions consummated after its effective date of December 31, 2002.

2. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share ("EPS"). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:


                                                                Average  Common  Shares  Outstanding
                                                                ------------------------------------
                                                                 Second Quarter        Six Months
                                                                  Ended June 30       Ended June 30
                                                                 ---------------     ---------------
     (Millions of shares)                                        2002      2001      2002      2001
     -----------------------------------------------------------------------------------------------
     Basic ....................................................  518.5     531.9     519.4     532.5
       Dilutive effect of stock options .......................    3.8       3.2       3.4       4.1
       Dilutive effect of deferred compensation plan
         shares ...............................................     .3        .2        .3        .2
                                                                 -----     -----     -----     -----

     Diluted ..................................................  522.6     535.3     523.1     536.8
                                                                 =====     =====     =====     =====

     Options outstanding during the second quarter and six months ended June 30, 2002 to purchase 11.4 million and 5.8 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

     Options outstanding during the second quarter and six months ended June 30, 2001 to purchase 5.9 million and 4.3 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

     The number of common shares outstanding as of June 30, 2002 and 2001 was
     517.2 million and 530.4 million, respectively.

3. The following schedule presents inventories by major class as of June 30, 2002 and December 31, 2001:


                                                                           JUNE 30,     December 31,
     (Millions of dollars)                                                   2002           2001
     -----------------------------------------------------------------------------------------------
     At lower of cost on the First-In,
       First-Out (FIFO) method or market:
         Raw materials ..................................................  $  344.4       $  366.1
         Work in process ................................................     187.0          179.5
         Finished goods .................................................     891.7          898.4
         Supplies and other .............................................     214.2          217.5
                                                                           --------       --------
                                                                            1,637.3        1,661.5

       Excess of FIFO cost over Last-In, First-Out (LIFO) cost ..........    (164.7)        (167.4)
                                                                           --------       --------

         Total ..........................................................  $1,472.6       $1,494.1
                                                                           ========       ========

     FIFO cost of total inventories on the LIFO method was $649.3 million and $715.2 million at June 30, 2002 and December 31, 2001, respectively.

4.   The following schedule presents the components of comprehensive income:

                                                                                      Six Months
                                                                                     Ended June 30
                                                                                   -----------------
     (Millions of dollars)                                                          2002       2001
     -----------------------------------------------------------------------------------------------
     Net Income .................................................................  $863.8     $848.8
     Unrealized currency translation adjustments, net of tax ....................    50.9     (213.9)
     Deferred (losses) gains on cash flow hedges, net of tax ....................    (5.1)        .2
                                                                                   ------     ------

     Comprehensive income .......................................................  $909.6     $635.1
                                                                                   ======     ======



5. The following schedule presents information concerning consolidated operations by business segment:

                                                        Second Quarter               Six Months
                                                         Ended June 30              Ended June 30
                                                     ---------------------     ---------------------
     (Millions of dollars)                             2002         2001         2002         2001
     -----------------------------------------------------------------------------------------------
     NET SALES:

     Personal Care ................................  $1,329.1     $1,282.6     $2,586.3     $2,541.7
     Consumer Tissue ..............................   1,215.2      1,106.4      2,470.0      2,337.9
     Business-to-Business .........................     898.4        894.2      1,751.3      1,775.9
     Intersegment sales ...........................     (33.8)       (37.9)       (67.8)      (87.0)
                                                     --------     --------     --------     --------

     Consolidated .................................  $3,408.9     $3,245.3     $6,739.8     $6,568.5
                                                     ========     ========     ========     ========

                                                        Second Quarter               Six Months
                                                         Ended June 30              Ended June 30
                                                     ---------------------     ---------------------
     (Millions of dollars)                             2002         2001         2002         2001
     -----------------------------------------------------------------------------------------------

     OPERATING PROFIT (reconciled to income before taxes):
     Personal Care ................................  $  293.3     $  264.2     $  557.4     $  527.8
     Consumer Tissue ..............................     221.0        195.1        466.2        429.8
     Business-to-Business .........................     171.1        158.8        331.0        309.6
     Other income (expense), net ..................     (31.2)        (8.0)       (12.5)       (10.2)
     Unallocated items - net ......................     (29.9)       (19.5)       (52.9)       (35.3)
                                                     --------     --------     --------     --------

     Total Operating Profit .......................     624.3        590.6      1,289.2      1,221.7

       Interest income ............................       3.5          4.0          7.2         8.7
       Interest expense ...........................     (45.1)       (48.4)       (91.8)      (98.9)
                                                     --------     --------     --------     --------

     Income Before Income Taxes ...................  $  582.7     $  546.2     $1,204.6     $1,131.5
                                                     ========     ========     ========     ========


     Goodwill amortization was included in operating profit of the business segments as follows:

                                                                    Second Quarter      Six Months
                                                                     Ended June 30     Ended June 30
                                                                    --------------     -------------
     (Millions of dollars)                                               2001              2001
     -----------------------------------------------------------------------------------------------
     Personal Care ....................................................  $ 4.2             $ 8.1
     Consumer Tissue ..................................................    3.7               7.4
     Business-to-Business .............................................   14.6              28.8
                                                                         -----             -----

     Consolidated .....................................................  $22.5             $44.3
                                                                         =====             =====

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





Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
SECOND QUARTER OF 2002 COMPARED WITH SECOND QUARTER OF 2001



By Business Segment
(Millions of dollars)

Net Sales                                                                        2002         2001
----------------------------------------------------------------------------------------------------
Personal Care ...............................................................  $1,329.1     $1,282.6
Consumer Tissue .............................................................   1,215.2      1,106.4
Business-to-Business ........................................................     898.4        894.2
Intersegment sales ..........................................................     (33.8)       (37.9)
                                                                               --------     --------

Consolidated ................................................................  $3,408.9     $3,245.3
                                                                               ========     ========

Commentary:

Consolidated net sales for the second quarter of 2002 were approximately
$3.4 billion, 5 percent higher than 2001. Excluding currency effects, net sales rose about 6 percent, mainly driven by higher worldwide sales volumes of consumer tissue and personal care products. Overall sales volumes were 8 percent higher, including approximately 3 percent from the consolidation of Kimberly-Clark Australia Pty. Ltd. ("KCA") net of divestitures in the business-to-business segment in 2001. Competitive pricing and promotional activity reduced net sales by approximately 2 percent. Net sales in both years are stated net of the cost of trade promotions and both the face value of consumer coupons and other applicable promotional activities as required under an accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") in Emerging Issues Task Force ("EITF") Issue 01-9.

Net sales in the second quarter of 2002 increased approximately $105 million (by segment: $48 million for personal care, $43 million for consumer tissue and $14 million for business-to-business) as a result of the acquisition last year of an additional 5 percent ownership of KCA, net of the divestitures. Effective July 1, 2001, the Corporation began consolidating KCA operating results.

- Net sales of personal care products increased 3.6 percent over the second quarter of 2001 despite a decline in sales in Latin America mainly resulting from the recession in Argentina. Segment net sales were about
     6 percent higher before currency effects. Global sales volumes rose more than 8 percent, partially offset by lower net selling prices and product mix, each down about 1 percent. In North America, sales volumes rose more than 7 percent, highlighted by a double-digit gain in shipments of Depend and Poise adult incontinence care products. Huggies diapers, Pull-Ups training pants and Huggies Little Swimmers swimpants also posted increases in sales volumes. Net selling prices declined nearly 5 percent in response to competitive pricing and promotional actions and due to selected package count increases. Sales of personal care products in Europe grew more than 6 percent, driven by double-digit growth in training and youth pants and an increase in sales volumes of diapers in highly competitive market conditions. In the Asia/Pacific region, sales increased about 1 percent excluding KCA, with double-digit growth in Korea being partially offset by lower sales in Taiwan and China.

- Consumer tissue net sales climbed 9.8 percent compared with the second quarter of 2001, with increases in every region of the world. Before positive currency effects, the gain was about 10 percent. Sales volumes were up about 13 percent while net selling prices were approximately
     3 percent lower, primarily due to promotional activity. In North America, sales volumes were nearly 12 percent higher, driven by rising sales of Cottonelle and Scott bathroom tissue, Scott towels and

     Huggies baby wipes. Net selling prices in North America dropped more than 2 percent due to competitive promotional activity. In Europe, sales of consumer tissue products increased nearly 7 percent, or 4 percent before currency effects. Sales volumes rose approximately 6 percent, led by higher shipments of Andrex bathroom tissue in the U.K. and Scottex bathroom tissue in Spain, while net selling prices were about 3 percent lower. In Latin America, volume gains of more than 11 percent were mainly responsible for improved sales in the region.

- Net sales of business-to-business products rose slightly in the second quarter. Higher sales volumes, up 2 percent, and an improvement in product mix were mostly offset by a decline in selling prices of almost 2 percent. Sales of K-C Professional's away-from-home products in North America continued to improve, as sales volumes increased about 2 percent versus the second quarter of last year. In addition, sales of health care products increased approximately 5 percent. However, sales of other business-to-business operations in North America decreased due to the divestitures and because demand in many end-user markets remained soft.

Unusual Items

For purposes of this Management's Discussion and Analysis, the items summarized in the following table are considered to be unusual items ("Unusual Items").


                                                                 Second Quarter        Six Months
                                                                  Ended June 30       Ended June 30
                                                                 ---------------     ---------------
(Millions of dollars)                                            2002      2001      2002      2001
----------------------------------------------------------------------------------------------------
Charges to operating profit:
  Latin American tax credits ..................................  $26.5     $   -     $26.5     $   -
  Business improvement and other programs .....................   15.1      24.9      24.0      46.2
  Business integration and other costs ........................      -       3.6         -      10.4
                                                                 -----     -----     -----     -----

    Total pretax charge .......................................  $41.6     $28.5     $50.5     $56.6
                                                                 =====     =====     =====     =====


Income Statement Classification of Unusual Items:
------------------------------------------------


                                                                 Second Quarter        Six Months
                                                                  Ended June 30       Ended June 30
                                                                 ---------------     ---------------
(Millions of dollars)                                            2002      2001      2002      2001
----------------------------------------------------------------------------------------------------
     Cost of products sold ....................................  $ 6.6     $22.2     $14.1     $43.8
     Marketing, research and general expenses .................    8.5       6.3       9.9      12.3
     Other (income) expense, net ..............................   26.5         -      26.5        .5
                                                                 -----     -----     -----     -----

     Total pretax charge ......................................  $41.6     $28.5     $50.5     $56.6
                                                                 =====     =====     =====     =====

- Unusual Items in the second quarter of 2002 included a pretax charge of $26.5 million, or 3 cents per share, related to tax credits in Latin America. The Corporation recently determined that tax credits used to offset sales and other taxes payable from 1999 through 2001 had been misrepresented to the Corporation and improperly purchased by local management. These credits were not valid and all have been written off. Claims against parties involved in the transactions and other recovery efforts are being pursued. The Corporation also recorded unusual pretax charges totaling $15.1 million, or 2 cents per share, primarily for costs associated with the previously announced plans to streamline manufacturing and administrative operations in Latin America and Europe. Charges related to these plans are also the primary costs included in the six months of 2002.

- In the second quarter of 2001, Unusual Items of $28.5 million before tax reduced net income by 3 cents per share. The Unusual Items, in both the second quarter and six months of 2001, included charges for business improvement and other programs primarily to streamline personal care operations in North America and China as well as costs to integrate acquired businesses into the Corporation's existing operations.

These Unusual Items have been excluded from operating profit in the "Before Unusual Items" column in the following tables:


                                                      2002                           2001
                                           --------------------------     --------------------------
                                              AS           BEFORE            As           Before
Operating Profit                           REPORTED     UNUSUAL ITEMS     Reported     Unusual Items
----------------------------------------------------------------------------------------------------
Personal Care ............................  $293.3         $297.9          $264.2         $281.7
Consumer Tissue ..........................   221.0          228.3           195.1          198.9
Business-to-Business .....................   171.1          174.3           158.8          166.0
Other income (expense), net ..............   (31.2)          (4.7)           (8.0)          (8.0)
Unallocated items - net ..................   (29.9)         (29.9)          (19.5)         (19.5)
                                            ------         ------          ------         ------

Consolidated .............................  $624.3         $665.9          $590.6         $619.1
                                            ======         ======          ======         ======



Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Before Unusual Items, operating profit increased 7.6 percent to $665.9 million in the second quarter of 2002 compared with $619.1 million in 2001. The higher sales volumes along with lower raw material costs, productivity gains and other cost reductions were the major positive factors contributing to the increase, overcoming a step-up in the level of promotional activities and advertising expense. In addition, the elimination of goodwill amortization was partially offset by a rise in pension expense. The following commentary is before Unusual Items.

- Personal care segment operating profit improvement was driven by higher sales volumes, lower manufacturing costs, including raw material prices, and the consolidation of KCA. These benefits more than offset the impacts of actions to counter aggressive competition in the diaper and training pants markets in the U.S. and Europe. The Asia/Pacific personal care business had growth in operating profit of more than 15 percent, excluding KCA, and Latin America had higher profit versus a soft quarter last year.

- Consumer tissue segment operating profit increased due to the higher sales volumes and lower pulp costs and the consolidation of KCA. These positive factors more than offset higher promotional and advertising spending. North America led the improvement with strong double-digit growth. Europe also delivered an increase in operating profit, primarily due to lower pulp cost. Asia/Pacific operating profit, excluding KCA, was below last year primarily due to the competitive environment in Taiwan, while Latin American results improved from last year.

- Business-to-business segment operating profit increased 5.0 percent from the prior year, but excluding goodwill amortization in 2001, declined more than 3 percent. Higher K-C Professional and health care sales volumes were not sufficient to overcome lower prices across the segment.

- The change in other income (expense), net is primarily due to currency transactions that resulted in gains in 2002, including $3.6 million related to forward exchange contracts that hedged the currency exposure for the anticipated acquisition of the remaining 45 percent ownership of KCA, compared with losses last year.



By Geography
(Millions of dollars)

Net Sales                                                                        2002         2001
----------------------------------------------------------------------------------------------------
North America ...............................................................  $2,252.4     $2,203.8
Outside North America .......................................................   1,293.5      1,177.1
Intergeographic sales .......................................................    (137.0)      (135.6)
                                                                               --------     --------

Consolidated ................................................................  $3,408.9     $3,245.3
                                                                               ========     ========



                                                    2002                             2001
                                           --------------------------     --------------------------
                                              AS           BEFORE            As           Before
Operating Profit                           REPORTED     UNUSUAL ITEMS     Reported     Unusual Items
----------------------------------------------------------------------------------------------------
North America ............................  $554.7         $558.8          $534.0         $548.8
Outside North America ....................   130.7          141.7            84.1           97.8
Other income (expense), net ..............   (31.2)          (4.7)           (8.0)          (8.0)
Unallocated items - net ..................   (29.9)         (29.9)          (19.5)         (19.5)
                                            ------         ------          ------         ------

Consolidated .............................  $624.3         $665.9          $590.6         $619.1
                                            ======         ======          ======         ======

Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- The increase in net sales in North America was due to the higher sales volumes in personal care and consumer tissue that more than offset the higher levels of promotional activity and the lower business-to-business net sales.

- Net sales outside of North America increased primarily due to the consolidation of KCA, partially offset by the lower sales in Argentina and Taiwan.

- Excluding goodwill amortization in 2001, operating profit before Unusual Items in North America declined less than 1 percent as the higher marketing related activities, including lower net selling prices and higher advertising expenses, and other factors more than offset the increased sales volumes and lower pulp cost.

- Operating profit before Unusual Items outside North America increased due to the consolidation of KCA and the improved earnings in Europe and Latin America.

Additional Income Statement Commentary:

-    Interest expense decreased primarily due to lower interest rates.

-    The effective tax rate, before Unusual Items, was 28.3 percent in 2002
     compared  with  30.2  percent  in  2001.    The  lower  effective tax rate
     was primarily due to the discontinuation, for financial reporting purposes, of amortizing goodwill that had not been deductible for income tax purposes. The lower effective rate was also affected by progress toward resolving prior years' tax matters.

- The Corporation's share of net income of equity companies in the second quarter decreased from $52.6 million in 2001 to $21.5 million in 2002 primarily due to lower net income at Kimberly-Clark de Mexico, S.A. de
     C.V. ("KCM"). The decline was mainly due to the change in the value of the Mexican peso, which resulted in additional expense in 2002, versus a benefit last year, to reflect the impact of the change on KCM's U.S. dollar-denominated debt, as well as a higher tax rate stemming from changes in Mexican tax law. KCM's market positions and operating profit margin remained strong in a highly competitive marketplace. The consolidation of KCA in July 2001 also contributed to the decrease in the Corporation's share of net income of its equity affiliates.

- On a diluted basis, net income was $.81 per share in 2002 compared with $.78 per share in 2001. Second quarter earnings before Unusual Items were $.86 per share in 2002, up 6.2 percent from $.81 per share in 2001.

FIRST SIX MONTHS OF 2002 COMPARED WITH FIRST SIX MONTHS OF 2001


By Business Segment
(Millions of dollars)

Net Sales                                                                        2002         2001
----------------------------------------------------------------------------------------------------
Personal Care ...............................................................  $2,586.3     $2,541.7
Consumer Tissue .............................................................   2,470.0      2,337.9
Business-to-Business ........................................................   1,751.3      1,775.9
Intersegment sales ..........................................................     (67.8)       (87.0)
                                                                               --------     --------

Consolidated ................................................................  $6,739.8     $6,568.5
                                                                               ========     ========


                                                    2002                             2001
                                           --------------------------     --------------------------
                                              AS           BEFORE            As           Before
Operating Profit                           REPORTED     UNUSUAL ITEMS     Reported     Unusual Items
----------------------------------------------------------------------------------------------------
Personal Care ...........................  $  557.4       $  565.4        $  527.8       $  566.7
Consumer Tissue .........................     466.2          477.7           429.8          433.8
Business-to-Business ....................     331.0          335.5           309.6          322.8
Other income (expense), net .............     (12.5)          14.0           (10.2)          (9.7)
Unallocated items - net .................     (52.9)         (52.9)          (35.3)         (35.3)
                                           --------       --------        --------       --------

Consolidated ............................  $1,289.2       $1,339.7        $1,221.7       $1,278.3
                                           ========       ========        ========       ========

Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Consolidated net sales for the first six months of 2002 were 2.6 percent higher than in the prior year. Excluding currency effects, net sales were more than 4 percent higher. Excluding the consolidation of KCA, net of the business-to-business divestitures, net sales were essentially even as the higher sales volumes were offset by the effect of the increased promotional activity and unfavorable currency effects primarily related to the recession in Argentina.

- Net sales of personal care products, excluding currency effects, were about 5 percent higher. While sales volumes increased nearly 7 percent, including about 4 percent for KCA, net selling prices declined more than 1 percent.

- Consumer tissue net sales, excluding currency effects, increased nearly 7 percent. Sales volume increases of nearly 9 percent, including nearly 4 percent for KCA, were partially offset by about 2 percent lower net selling prices.

- Excluding currency effects, business-to-business net sales decreased approximately 1 percent as sales volume increases did not offset lower selling prices.

Before Unusual Items, operating profit increased 4.8 percent from the prior year.

- Despite the improvement in personal care operating profit in the second quarter 2002, operating profit for the first six months of 2002 was slightly below the prior year. This decline reflects the effect of promotional activity and difficult business conditions in Argentina that more than offset increased sales volumes.

- The increased operating profit for consumer tissue was due to the higher sales volumes, lower pulp costs and the consolidation of KCA which more than offset increased promotional and marketing spending.

- Business-to-business operating profit excluding goodwill amortization in 2001 decreased nearly 5 percent because lower selling prices more than offset the increased sales volumes and lower pulp costs.

- Other income (expense), net includes currency transaction gains in 2002, including $17.3 million related to the Australian dollar forward exchange contracts, compared with losses in 2001.


By Geography
(Millions of dollars)

Net Sales                                                                        2002         2001
----------------------------------------------------------------------------------------------------
North America ...............................................................  $4,463.2     $4,426.4
Outside North America .......................................................   2,545.4      2,401.3
Intergeographic sales .......................................................    (268.8)      (259.2)
                                                                               --------     --------

Consolidated ................................................................  $6,739.8     $6,568.5
                                                                               ========     ========


                                                    2002                             2001
                                           --------------------------     --------------------------
                                              AS           BEFORE            As           Before
Operating Profit                           REPORTED     UNUSUAL ITEMS     Reported     Unusual Items
----------------------------------------------------------------------------------------------------
North America ...........................  $1,092.8       $1,098.0        $1,068.8       $1,110.5
Outside North America ...................     261.8          280.6           198.4          212.8
Other income (expense), net .............     (12.5)          14.0           (10.2)          (9.7)
Unallocated items - net .................     (52.9)         (52.9)          (35.3)         (35.3)
                                           --------       --------        --------       --------

Consolidated ............................  $1,289.2       $1,339.7        $1,221.7       $1,278.3
                                           ========       ========        ========       ========

Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Net sales in North America increased due to the higher sales volumes for personal care and consumer tissue products tempered by the lower sales in the business-to-business segment.

- Net sales outside of North America, excluding KCA, declined about 3 percent primarily due to lower net sales in Argentina, Brazil and Taiwan.

- Before Unusual Items in both years, operating profit in North America decreased because higher promotional spending, increased pension expense and other factors more than offset the increased sales volumes and lower pulp costs.

- Before Unusual Items in both years, operating profit outside North America increased due to the consolidation of KCA and lower pulp costs, partially offset by higher marketing costs.

Additional Income Statement Commentary:

-    Interest expense decreased primarily due to lower interest rates.

- The effective tax rate, before Unusual Items, was 29.0 percent in 2002 compared with 30.2 percent in 2001. The lower effective tax rate was primarily due to the discontinuation, for financial reporting purposes, of amortizing goodwill that had not been deductible for income tax purposes.

- The Corporation's share of net income of equity companies decreased in 2002 primarily due to the lower net income at KCM due to unfavorable currency effects and the effect of the new tax law and the consolidation of KCA.

- On a diluted basis, net income was $1.65 per share, including a charge of $.02 per share for the cumulative effect of an accounting change related to the adoption of EITF 01-9 in 2002. For the first six months of 2001, on a diluted basis, net income was $1.58 per share. Earnings before Unusual Items and the cumulative effect of the accounting change were $1.73 per share in 2002, up 4.8 percent from $1.65 per share in 2001.


LIQUIDITY AND CAPITAL RESOURCES

- Cash provided by operations for the first six months of 2002 increased $319.7 million, or 32 percent, compared with the first six months of 2001. Lower U.S. tax payments of approximately $110 million and higher payables contributed to the increase.

-    During the first six months of 2002, the Corporation repurchased
     5.0 million shares of its common stock at a cost of approximately
     $317 million, including 2.5 million repurchased in the second quarter for $162 million.

- At June 30, 2002, the Corporation's total debt and preferred securities was $4.3 billion compared with $4.2 billion at December 31, 2001. Net debt (total debt net of cash and cash equivalents) was $3.9 billion compared with $3.8 billion at December 31, 2001. The Corporation's ratio of net debt and preferred securities to capital was 38.3 percent at June 30, 2002, which was within its target range of 35 percent to 45 percent.

-    Effective June 30, 2002, the Corporation purchased the remaining
     45 percent ownership of KCA at a cost of approximately $390 million. The allocation of any excess purchase price is expected to be completed during the third quarter 2002.

- Management believes that capital spending for 2002 will approximate $900 million rather than its previous assumption of $1 billion for the year.

- Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs of the business in the foreseeable future.


NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". In accordance with SFAS 142 the Corporation discontinued amortization of goodwill and also determined that it has no identified intangible assets with indefinite useful lives. The Corporation has completed the required testing of goodwill for impairment and has determined that none of its goodwill is impaired.

Also as required, results for periods prior to the adoption of SFAS 142 have not been restated to reflect the effect of discontinuing goodwill amortization. The following table reconciles reported net income and earnings per share to results that would have been reported if SFAS 142 had been adopted as of January 1, 2001:


                                                              Second Quarter          Six Months
                                                               Ended June 30         Ended June 30
                                                             -----------------     -----------------
(Millions of dollars)                                         2002       2001       2002       2001
----------------------------------------------------------------------------------------------------
Reported net income .......................................  $424.6     $415.4     $863.8     $848.8
Goodwill amortization, net of income taxes ................       -       24.0          -       47.3
                                                             ------     ------     ------     ------

Adjusted net income .......................................  $424.6     $439.4     $863.8     $896.1
                                                             ======     ======     ======     ======

Earnings Per Share - Basic
--------------------------

Reported net income .......................................  $  .82     $  .78     $ 1.66     $ 1.59
Goodwill amortization, net of income taxes ................       -        .05          -        .09
                                                             ------     ------     ------     ------

Adjusted net income .......................................  $  .82     $  .83     $ 1.66     $ 1.68
                                                             ======     ======     ======     ======

Earnings Per Share - Diluted
----------------------------

Reported net income .......................................  $  .81     $  .78     $ 1.65     $ 1.58
Goodwill amortization, net of income taxes ................       -        .04          -        .09
                                                             ------     ------     ------     ------

Adjusted net income .......................................  $  .81     $  .82     $ 1.65     $ 1.67
                                                             ======     ======     ======     ======


In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This new standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Corporation will adopt SFAS 146 for all covered transactions consummated after its effective date of December 31, 2002.


ENVIRONMENTAL  MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.


OUTLOOK

The Corporation believes that it is on track to deliver improved earnings this year compared with last year. The Corporation has excellent market positions and believes that it should be able to continue to drive sales growth through new product introductions. Additionally, the business-to-business operations in North America should benefit as the economy recovers.

Compared with the planning assumptions the Corporation announced last November, raw materials costs, although moving up recently, are still expected to be lower than last year. Competitive activity in the personal care and consumer tissue businesses will likely remain intense in the near-term and the business environments in Mexico, Argentina and Brazil are expected to continue to be challenging throughout the second half of 2002. On an overall basis, the Corporation expects the results for the year to be consistent with its November 2001 planning assumptions and its previous expectations.


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

         (10)  Executive Officer Achievement Award Program, adopted
               April 25, 2002.

         (99.1)Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         (99.2)Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)      Reports on Form  8-K

The Corporation filed the following Current Reports on or after April 1, 2002 and prior to the date of this Form 10-Q:

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

   2. Current Report on Form 8-K, dated May 7, 2002, to report an update on the Corporation's plans to purchase the remaining 45% interest in Kimberly-Clark Australia Pty. Ltd. on June 28, 2002.

   3. Current Report on Form 8-K, dated May 9, 2002, to report and provide a corrected version of the Corporation's Officer Achievement Award Program, which was adopted by the stockholders on April 25, 2002.

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





                                        By:  /s/ Randy J. Vest
                                        ---------------------------------
                                        Randy J. Vest
                                        Vice President and Controller
                                        (principal accounting officer)






August 8, 2002