Form 10-Q
period 2002-09-30
KIMBERLY CLARK CORP
filed 2002-11-07
CIK 55785

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..... to .....

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

Yes  X .  No   .
    ---     ---

AS OF NOVEMBER 4, 2002, THERE WERE 514,346,580 SHARES OF THE CORPORATION'S COMMON STOCK OUTSTANDING.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                            Third Quarter Ended        Nine Months Ended
                                                               September 30              September 30
                                                           ---------------------     ----------------------
(Millions of dollars except per share amounts)               2002         2001         2002          2001
-----------------------------------------------------------------------------------------------------------

NET SALES ...............................................  $3,486.7     $3,373.7     $10,226.5     $9,942.2
  Cost of products sold .................................   2,246.5      2,162.7       6,531.1      6,419.7
                                                           --------     --------     ---------     --------

GROSS PROFIT ............................................   1,240.2      1,211.0       3,695.4      3,522.5
  Marketing, research and general expenses ..............     579.1        541.8       1,732.6      1,577.1
  Goodwill amortization .................................         -         22.7             -         67.0
  Other (income) expense, net ...........................      16.3         17.4          28.8         27.6
                                                           --------     --------     ---------     --------

OPERATING PROFIT ........................................     644.8        629.1       1,934.0      1,850.8
  Interest income .......................................       3.6          4.1          10.8         12.8
  Interest expense ......................................     (45.1)       (46.5)       (136.9)      (145.4)
                                                           --------     --------     ---------     --------

INCOME BEFORE INCOME TAXES ..............................     603.3        586.7       1,807.9      1,718.2
  Provision for income taxes ............................     176.4        173.7         524.7        512.9
                                                           --------     --------     ---------     --------

INCOME BEFORE EQUITY INTERESTS ..........................     426.9        413.0       1,283.2      1,205.3
  Share of net income of equity companies ...............      28.1         30.2          82.0        122.3
  Minority owners' share of subsidiaries' net income ....     (13.8)       (23.8)        (48.8)       (59.4)
                                                           --------     --------     ---------     --------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE .....................................     441.2        419.4       1,316.4      1,268.2
    Cumulative effect of accounting change,
      net of income taxes ...............................         -            -         (11.4)           -
                                                           --------     --------     ---------     --------

NET INCOME ..............................................  $  441.2     $  419.4     $ 1,305.0     $1,268.2
                                                           ========     ========     =========     ========


PER SHARE BASIS:

  BASIC
    Income before cumulative effect of
      accounting change .................................  $    .85     $    .79     $    2.54     $   2.39
                                                           ========     ========     =========     ========
    Net income ..........................................  $    .85     $    .79     $    2.52     $   2.39
                                                           ========     ========     =========     ========

  DILUTED
    Income before cumulative effect of
      accounting change .................................  $    .85     $    .79     $    2.52     $   2.37
                                                           ========     ========     =========     ========
    Net income ..........................................  $    .85     $    .79     $    2.50     $   2.37
                                                           ========     ========     =========     ========

CASH DIVIDENDS DECLARED .................................  $    .30     $    .28     $     .90     $    .84
                                                           ========     ========     =========     ========


Unaudited

See Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                                                  SEPTEMBER 30, December 31,
(Millions of dollars)                                                                 2002          2001
------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents .....................................................  $   489.2     $   405.2
  Accounts receivable ...........................................................    1,785.6       1,672.4
  Inventories ...................................................................    1,399.3       1,494.1
  Other current assets ..........................................................      347.2         350.5
                                                                                   ---------     ---------

    TOTAL CURRENT ASSETS ........................................................    4,021.3       3,922.2

PROPERTY ........................................................................   13,213.1      12,714.7
  Less accumulated depreciation .................................................    5,758.2       5,388.2
                                                                                    --------     ---------

    NET PROPERTY ................................................................    7,454.9       7,326.5

INVESTMENTS IN EQUITY COMPANIES .................................................      602.4         705.3

GOODWILL ........................................................................    2,226.1       1,950.3

OTHER ASSETS ....................................................................    1,111.6       1,103.3
                                                                                   ---------     ---------

                                                                                   $15,416.3     $15,007.6
                                                                                   =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Debt payable within one year ..................................................  $   933.8     $ 1,236.1
  Accounts payable ..............................................................      998.6       1,104.2
  Accrued expenses ..............................................................    1,236.6       1,225.3
  Other current liabilities .....................................................      524.8         602.7
                                                                                   ---------     ---------

    TOTAL CURRENT LIABILITIES ...................................................    3,693.8       4,168.3

LONG-TERM DEBT ..................................................................    2,845.6       2,424.0

NONCURRENT EMPLOYEE BENEFIT AND OTHER OBLIGATIONS ...............................      962.2         916.0

DEFERRED INCOME TAXES ...........................................................    1,112.6       1,004.6

MINORITY OWNERS' INTERESTS IN SUBSIDIARIES ......................................      238.8         309.4

PREFERRED SECURITIES OF SUBSIDIARY ..............................................      549.8         538.4

STOCKHOLDERS' EQUITY ............................................................    6,013.5       5,646.9
                                                                                   ---------     ---------

                                                                                   $15,416.3     $15,007.6
                                                                                   =========     =========

Unaudited

See Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                                                        Nine Months Ended
                                                                                          September 30
                                                                                      ---------------------
(Millions of dollars)                                                                    2002         2001
-----------------------------------------------------------------------------------------------------------

OPERATIONS
  Net income .......................................................................  $1,305.0     $1,268.2
  Cumulative effect of accounting change, net of income taxes ......................      11.4            -
  Depreciation .....................................................................     518.3        475.4
  Goodwill amortization ............................................................         -         67.0
  Changes in operating working capital .............................................    (157.3)      (197.2)
  Deferred income tax provision ....................................................      97.6         21.2
  Equity companies' earnings in excess of dividends paid ...........................     (25.8)       (57.5)
  Postretirement benefits ..........................................................      11.5        (34.8)
  Other ............................................................................     114.2        122.7
                                                                                      --------     --------

    CASH PROVIDED BY OPERATIONS ....................................................   1,874.9      1,665.0
                                                                                      --------     --------

INVESTING
  Capital spending .................................................................    (603.4)      (799.8)
  Acquisitions of businesses, net of cash acquired .................................    (407.7)       (97.6)
  Proceeds from investments ........................................................      34.4         25.7
  Investments in marketable securities .............................................      (1.7)       (19.7)
  Other ............................................................................      (4.0)       (40.2)
                                                                                      --------     --------

    CASH USED FOR INVESTING ........................................................    (982.4)      (931.6)
                                                                                      --------     --------

FINANCING
  Cash dividends paid ..............................................................    (457.9)      (442.2)
  Net decrease in short-term debt ..................................................    (580.2)       (11.4)
  Proceeds from issuance of long-term debt .........................................     817.7         61.3
  Repayments of long-term debt .....................................................    (136.3)      (243.4)
  Issuance of preferred securities of subsidiary ...................................         -        516.5
  Proceeds from exercise of stock options ..........................................      62.4         87.2
  Acquisitions of common stock for the treasury ....................................    (480.2)      (547.7)
  Other ............................................................................     (34.0)       (23.8)
                                                                                      --------     --------

    CASH USED FOR FINANCING ........................................................    (808.5)      (603.5)
                                                                                      --------     --------

INCREASE IN CASH AND CASH EQUIVALENTS ..............................................  $   84.0     $  129.9
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

    - On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. In accordance with SFAS 142, the Corporation discontinued amortization of goodwill and also determined that it has no identified intangible assets with indefinite useful lives. The Corporation has completed the required testing of goodwill for impairment and has determined that none of its goodwill is impaired.

       Also as required, results for periods prior to the adoption of SFAS 142 have not been restated to reflect the effect of discontinuing goodwill amortization. Pro forma disclosure of income and earnings per share as if the goodwill requirements of SFAS 142 had been adopted as of January 1, 2001 follows:



                                                                Third Quarter Ended     Nine Months Ended
                                                                   September 30           September 30
                                                                ------------------    ---------------------
       (Millions of dollars)                                     2002       2001        2002         2001
       ----------------------------------------------------------------------------------------------------

       Reported net income ...................................  $441.2     $419.4     $1,305.0     $1,268.2
       Goodwill amortization, net of income taxes ............       -       23.8            -         71.1
                                                                ------     ------     --------     --------

       Adjusted net income ...................................  $441.2     $443.2     $1,305.0     $1,339.3
                                                                ======     ======     ========     ========

       Earnings Per Share - Basic
       --------------------------

       Reported net income ...................................  $  .85     $  .79     $   2.52     $   2.39
       Goodwill amortization, net of income taxes ............       -        .04            -          .13
                                                                ------     ------     --------     --------

       Adjusted net income ...................................  $  .85     $  .83     $   2.52     $   2.52
                                                                ======     ======     ========     ========

       Earnings Per Share - Diluted
       ----------------------------

       Reported net income ...................................  $  .85     $  .79     $   2.50     $   2.37
       Goodwill amortization, net of income taxes ............       -        .04            -          .13
                                                                ------     ------     --------     --------

       Adjusted net income ...................................  $  .85     $  .83     $   2.50     $   2.50
                                                                ======     ======     ========     ========


       Intangible assets subject to amortization are included in Other Assets and consist of the following:


                                                                                      September 30, 2002
                                                                                   -------------------------
                                                                                    Gross
                                                                                   Carrying      Accumulated
       (Millions of dollars)                                                        Amount      Amortization
       -----------------------------------------------------------------------------------------------------

       Trademarks ................................................................  $188.4         $34.8
       Patents ...................................................................    38.4          15.4
       Other .....................................................................    10.1           2.8
                                                                                    ------         -----

         Total ...................................................................  $236.9         $53.0
                                                                                    ======         =====

       Amortization expense for intangible assets for the third quarter and nine months ended September 30, 2002 was $3.2 million and $9.2 million, respectively. Amortization expense of the current gross carrying amount for the next five years is estimated to be as follows (millions of dollars):


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

    - In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Corporation will adopt SFAS 146 on January 1, 2003, and does not expect SFAS 146 to have a material effect on its financial statements.

2. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share ("EPS"). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:


                                                                      Average Common Shares Outstanding
                                                                  -----------------------------------------
                                                                  Third Quarter Ended     Nine Months Ended
                                                                      September 30          September 30
                                                                  -------------------     -----------------
    (Millions of shares)                                            2002       2001        2002       2001
    -------------------------------------------------------------------------------------------------------

    Basic ........................................................  516.3      529.0       518.4      531.4
      Dilutive effect of stock options  ..........................    2.5        3.0         3.0        3.7
      Dilutive effect of deferred compensation plan
        shares ...................................................     .3         .2          .3         .2
                                                                    -----      -----       -----      -----

    Diluted ......................................................  519.1      532.2       521.7      535.3
                                                                    =====      =====       =====      =====


    Options outstanding during the third quarter and nine months ended September 30, 2002 to purchase 11.4 million and 5.7 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

    Options outstanding during the third quarter and nine months ended September 30, 2001 to purchase 5.9 million and 4.9 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

    The number of common shares outstanding as of September 30, 2002 and 2001 was 515.0 million and 526.2 million, respectively.

3. The following schedule presents inventories by major class as of September 30, 2002 and December 31, 2001:


                                                                              SEPTEMBER 30,     December 31,
    (Millions of dollars)                                                         2002              2001
    --------------------------------------------------------------------------------------------------------

    At lower of cost on the First-In,
      First-Out (FIFO) method or market:
        Raw materials ........................................................  $  327.8          $  366.1
        Work in process ......................................................     174.1             179.5
        Finished goods .......................................................     858.9             898.4
        Supplies and other ...................................................     211.7             217.5
                                                                                --------          --------
                                                                                 1,572.5           1,661.5

      Excess of FIFO cost over Last-In, First-Out (LIFO) cost ................    (173.2)           (167.4)
                                                                                --------          --------

        Total ................................................................  $1,399.3          $1,494.1
                                                                                ========          ========


    FIFO cost of total inventories on the LIFO method was $626.7 million and $715.2 million at September 30, 2002 and December 31, 2001, respectively.

4.  The following schedule presents the components of comprehensive income:


                                                                                        Nine Months Ended
                                                                                          September 30
                                                                                      ---------------------
    (Millions of dollars)                                                               2002         2001
    -------------------------------------------------------------------------------------------------------

    Net Income .....................................................................  $1,305.0     $1,268.2
    Unrealized currency translation adjustments, net of tax ........................     (81.9)      (190.0)
    Deferred losses on cash flow hedges, net of tax ................................      (2.3)        (1.2)
    Unrealized holding gains on securities .........................................        .2           .4
                                                                                      --------     --------

    Comprehensive income ...........................................................  $1,221.0     $1,077.4
                                                                                      ========     ========


5. The following schedule presents information concerning consolidated operations by business segment:


                                                            Third Quarter Ended        Nine Months Ended
                                                               September 30              September 30
                                                           ---------------------     ----------------------
    (Millions of dollars)                                    2002         2001          2002         2001
    -------------------------------------------------------------------------------------------------------

    NET SALES:

    Personal Care .......................................  $1,314.1     $1,330.8     $ 3,900.4     $3,872.5
    Consumer Tissue .....................................   1,285.2      1,183.8       3,755.2      3,521.7
    Business-to-Business ................................     928.4        896.0       2,679.7      2,671.9
    Intersegment sales ..................................     (41.0)       (36.9)       (108.8)      (123.9)
                                                           --------     --------     ---------     --------

    Consolidated ........................................  $3,486.7     $3,373.7     $10,226.5     $9,942.2
                                                           ========     ========     =========     ========




                                                                 Third Quarter Ended    Nine Months Ended
                                                                    September 30           September 30
                                                                --------------------   --------------------
    (Millions of dollars)                                         2002        2001       2002        2001
    -------------------------------------------------------------------------------------------------------

    OPERATING PROFIT (reconciled to income before taxes):

    Personal Care .............................................  $273.5     $289.1     $  830.9    $  816.9
    Consumer Tissue ...........................................   232.2      219.5        698.4       649.3
    Business-to-Business ......................................   179.3      159.8        510.3       469.4
    Other income (expense), net ...............................   (16.3)     (17.4)       (28.8)      (27.6)
    Unallocated items - net ...................................   (23.9)     (21.9)       (76.8)      (57.2)
                                                                 ------     ------     --------    --------

    Total Operating Profit ....................................   644.8      629.1      1,934.0     1,850.8

      Interest income .........................................     3.6        4.1         10.8        12.8
      Interest expense ........................................   (45.1)     (46.5)      (136.9)     (145.4)
                                                                 ------     ------     --------    --------

    Income Before Income Taxes ................................  $603.3     $586.7     $1,807.9    $1,718.2
                                                                 ======     ======     ========    ========


    Goodwill amortization was included in operating profit of the business segments as follows:


                                                                 Third Quarter Ended      Nine Months Ended
    (Millions of dollars)                                         September 30, 2001     September 30, 2001
    -------------------------------------------------------------------------------------------------------

    Personal Care ....................................................  $ 3.8                  $11.9
    Consumer Tissue  .................................................    3.7                   11.1
    Business-to-Business .............................................   15.2                   44.0
                                                                        -----                  -----

    Consolidated .....................................................  $22.7                  $67.0
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

Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

THIRD QUARTER OF 2002 COMPARED WITH THIRD QUARTER OF 2001

By Business Segment
(Millions of dollars)


Net Sales                                                                               2002         2001
-----------------------------------------------------------------------------------------------------------

Personal Care ......................................................................  $1,314.1     $1,330.8
Consumer Tissue ....................................................................   1,285.2      1,183.8
Business-to-Business ...............................................................     928.4        896.0
Intersegment sales .................................................................     (41.0)       (36.9)
                                                                                      --------     --------

Consolidated .......................................................................  $3,486.7     $3,373.7
                                                                                      ========     ========


Commentary:

Consolidated net sales for the third quarter of 2002 were approximately
$3.5 billion, 3 percent higher than 2001. Worldwide sales volumes were 5 percent higher, boosted by strong increases for consumer tissue products in North America and Europe, as well as record sales volumes of health care and adult incontinence products in North America. Competitive promotional activity reduced net sales by approximately 2 percent. Net sales in both years are stated net of the cost of trade promotions and both the face value of consumer coupons and other applicable promotional activities as required under an accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") in Emerging Issues Task Force ("EITF") Issue 01-9.

- Net sales of personal care products decreased 1.3 percent versus the third quarter of 2001. However, before currency effects, segment sales were up approximately 1 percent. Global sales volumes rose 2 percent. Net selling prices decreased about 1 percent, as lower net selling prices in North America and Europe, primarily in response to competitive activity in the diaper and training pant categories, were mostly offset by price increases implemented in Latin America following currency devaluations. In North America, sales volumes of personal care products rose about 1 percent, highlighted by a double-digit gain for Depend and Poise adult incontinence care products, while shipments of Huggies diapers and Pull-Ups training pants were somewhat lower. Sales volumes increased in the mid-single digit range both in Europe and in the Asia/Pacific region, behind continued strong growth in Central and Eastern Europe and Australia and record sales in Korea. Personal care net sales dropped more than 17 percent in Latin America, mainly as a result of the weak economy in Argentina.

- Consumer tissue sales rose 8.6 percent compared with the third quarter of 2001, with increases in every region of the world. Before positive currency effects, the sales gain was more than 6 percent. Sales volumes rose nearly 10 percent, while net selling prices were approximately
   4 percent lower, due primarily to promotional activity. In North America, sales volumes were 11 percent higher, on the strength of double-digit gains for Kleenex facial tissue and both Viva and Scott towels, along with continued solid increases for Cottonelle and Scott bathroom tissue. Net selling prices in North America declined 4 percent due to competitive promotional activity. In Europe, net sales of consumer tissue products improved more than 20 percent, and were 10 percent greater before currency effects. Sales volumes rose 9 percent, paced by higher shipments of Andrex bathroom tissue in the U.K. and Scottex bathroom tissue in Italy and Spain, while an improved sales mix more than offset lower net selling prices.

- Sales of business-to-business products increased 3.6 percent in the third quarter and were about 3 percent higher before currency effects and excluding two small divestitures in 2001. Sales volumes rose 4 percent, driven by a gain of 8 percent for health care products as well as improved sales volumes of K-C Professional's away-from-home products in North America and Europe, up 3 percent and 8 percent, respectively. Selling prices declined approximately 1 percent versus the third quarter of last year.

Unusual Items

For purposes of this Management's Discussion and Analysis, the items summarized in the following table are considered to be unusual items ("Unusual Items").


                                                                      Third Quarter Ended  Nine Months Ended
                                                                         September 30        September 30
                                                                      -------------------  -----------------
(Millions of dollars)                                                   2002      2001      2002      2001
------------------------------------------------------------------------------------------------------------

Charges to operating profit:
  Business improvement and other programs ..........................    $11.6     $ 8.3     $35.6     $54.5
  Business integration and other costs .............................        -       3.3         -      13.7
  Latin American tax credits .......................................        -         -      26.5         -
                                                                        -----     -----     -----     -----

  Total pretax charge ..............................................    $11.6     $11.6     $62.1     $68.2
                                                                        =====     =====     =====     =====


Income Statement Classification of Unusual Items
------------------------------------------------


                                                                      Third Quarter Ended  Nine Months Ended
                                                                         September 30        September 30
                                                                      -------------------  -----------------
(Millions of dollars)                                                   2002      2001      2002      2001
------------------------------------------------------------------------------------------------------------

  Cost of products sold ............................................    $ 2.5     $ 7.0     $16.6     $50.8
  Marketing, research and general expenses .........................      9.1       4.6      19.0      16.9
  Other (income) expense, net ......................................        -         -      26.5        .5
                                                                        -----     -----     -----     -----

  Total pretax charge ..............................................    $11.6     $11.6     $62.1     $68.2
                                                                        =====     =====     =====     =====


- Unusual Items in the third quarter of 2002 consisted of costs associated with the previously announced plans to streamline manufacturing and administrative operations in Latin America and Europe, as well as a charge for a special tax levied by the Colombian government to support the democratic security of that country. These charges were equal to 2 cents per share. The Unusual Items recorded for the first nine months of 2002 primarily related to plans for streamlining operations and the write off of Latin American tax credits.

- In the third quarter of 2001, Unusual Items reduced net income by 1 cent per share. The 2001 Unusual Items included charges for business improvement and other programs, primarily to streamline personal care operations in North America and China, and charges to integrate acquired businesses into existing operations.

These Unusual Items have been excluded from operating profit in the "Before Unusual Items" column in the following tables:


                                                              2002                           2001
                                                   --------------------------     --------------------------
                                                      AS           BEFORE            As           Before
Operating Profit                                   REPORTED     UNUSUAL ITEMS     Reported     Unusual Items
------------------------------------------------------------------------------------------------------------

Personal Care ....................................  $273.5         $277.7           $289.1        $294.5
Consumer Tissue ..................................   232.2          237.7            219.5         221.6
Business-to-Business .............................   179.3          181.2            159.8         163.9
Other income (expense), net ......................   (16.3)         (16.3)           (17.4)        (17.4)
Unallocated items - net ..........................   (23.9)         (23.9)           (21.9)        (21.9)
                                                    ------         ------           ------        ------

Consolidated .....................................  $644.8         $656.4           $629.1        $640.7
                                                    ======         ======           ======        ======


Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Before Unusual Items, operating profit increased 2.5 percent to $656.4 million in the third quarter of 2002 compared with $640.7 million in 2001. Higher sales volumes together with productivity gains and other cost reductions were the major positive factors contributing to the increase, overcoming a step-up in the level of promotional activities. In addition, the elimination of goodwill amortization, which was $22.7 million of expense in 2001, was partially offset by a rise in pension expense.

- Personal care segment operating profit decreased 5.7 percent from 2001 as higher promotional spending in the diaper and training pant markets in the U.S. and Europe to defend against aggressive competition more than offset improved productivity and the benefits of cost savings programs. The Asia/Pacific personal care business, led by results in Australia and Korea, had operating profit growth of more than 25 percent and Latin America had higher operating profit despite difficult economic and market conditions.

- Consumer tissue segment operating profit increased 7.3 percent driven by higher sales volumes. This benefit more than offset the impacts of higher promotion and advertising spending. About three-quarters of the increased operating profit came from the North American family care business, which continued to have excellent results for bathroom tissue and towel products. In Europe, the family care business delivered a 17 percent increase in operating profit. Asia/Pacific operating profit was below last year primarily due to the weak market conditions in Taiwan, while results for Latin America improved from 2001.

- Business-to-business segment operating profit increased 10.6 percent from last year and was about 1 percent higher excluding goodwill amortization expense in 2001. Higher sales volumes, particularly for health care products, overcame the effect of lower selling prices across the segment.

- The change in other income (expense), net is primarily due to lower currency transaction losses in 2002 compared with last year.

By Geography
(Millions of dollars)



Net Sales                                                                               2002         2001
-----------------------------------------------------------------------------------------------------------

North America ......................................................................  $2,256.0     $2,238.6
Outside North America ..............................................................   1,371.2      1,289.8
Intergeographic sales ..............................................................    (140.5)      (154.7)
                                                                                      --------     --------

Consolidated .......................................................................  $3,486.7     $3,373.7
                                                                                      ========     ========


                                                              2002                           2001
                                                  --------------------------     --------------------------
                                                     AS           BEFORE            As           Before
Operating Profit                                  REPORTED     UNUSUAL ITEMS     Reported     Unusual Items
-----------------------------------------------------------------------------------------------------------

North America ...................................  $560.4         $560.4          $538.0         $546.1
Outside North America ...........................   124.6          136.2           130.4          133.9
Other income (expense), net .....................   (16.3)         (16.3)          (17.4)         (17.4)
Unallocated items - net .........................   (23.9)         (23.9)          (21.9)         (21.9)
                                                   ------         ------          ------         ------

Consolidated ....................................  $644.8         $656.4          $629.1         $640.7
                                                   ======         ======          ======         ======


Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- The increase in net sales in North America was due to the higher sales volumes in the consumer tissue and business-to-business segments that more than offset the effects of increased promotional activities.

- Net sales outside of North America increased principally because of higher sales volumes for consumer tissue products, primarily in Europe.

- Year-to-year operating profit before Unusual Items in North America, excluding goodwill amortization in 2001, was about even, as increased sales volumes and cost reduction programs were offset by the effect of increased promotional activity.

- Operating profit before Unusual Items outside North America, excluding goodwill amortization in 2001, decreased slightly.

Additional Income Statement Commentary:

- Interest expense decreased because the effect of lower interest rates more than offset a higher average level of debt.

- The effective tax rate, before Unusual Items, was 29.0 percent in 2002 compared with 29.8 percent in 2001. The lower effective tax rate was primarily due to the discontinuance, for financial reporting purposes, of goodwill amortization that had not been deductible for income tax purposes.

- The Corporation's share of net income of equity companies in the third quarter decreased from $30.2 million in 2001 to $28.1 million in 2002 due to lower net income at Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"). The decline was primarily attributable to a higher tax rate stemming from changes in Mexican tax law. KCM's market positions and operating profit margin remained strong in a highly competitive marketplace.

- On a diluted basis, net income was $.85 per share in 2002, an increase of 7.6 percent compared with $.79 per share in 2001. Third quarter earnings before Unusual Items were $.87 per share, up nearly 9 percent from $.80 per share in 2001.

FIRST NINE MONTHS OF 2002 COMPARED WITH FIRST NINE MONTHS 2001

By Business Segment
(Millions of dollars)



Net Sales                                                                              2002          2001
-----------------------------------------------------------------------------------------------------------

Personal Care .....................................................................  $ 3,900.4     $3,872.5
Consumer Tissue ...................................................................    3,755.2      3,521.7
Business-to-Business ..............................................................    2,679.7      2,671.9
Intersegment sales ................................................................     (108.8)      (123.9)
                                                                                     ---------     --------

Consolidated ......................................................................  $10,226.5     $9,942.2
                                                                                     =========     ========



                                                              2002                           2001
                                                  --------------------------     --------------------------
                                                     AS           BEFORE            As           Before
Operating Profit                                  REPORTED     UNUSUAL ITEMS     Reported     Unusual Items
-----------------------------------------------------------------------------------------------------------

Personal Care ..................................  $  830.9       $  843.1        $  816.9       $  861.2
Consumer Tissue ................................     698.4          715.4           649.3          655.4
Business-to-Business ...........................     510.3          516.7           469.4          486.7
Other income (expense), net ....................     (28.8)          (2.3)          (27.6)         (27.1)
Unallocated  items - net .......................     (76.8)         (76.8)          (57.2)         (57.2)
                                                  --------       --------        --------       --------

Consolidated ...................................  $1,934.0       $1,996.1        $1,850.8       $1,919.0
                                                  ========       ========        ========       ========


Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Consolidated net sales for the first nine months of 2002 were 2.9 percent higher than in the prior year. Excluding currency effects, net sales were about 4 percent higher. Excluding the consolidation of Kimberly-Clark Australia Pty. Ltd. ("KCA") and divestitures in the business-to-business segment in 2001, net sales increased about 1 percent in 2002.

- Net sales of personal care products, excluding currency effects, were more than 3 percent higher. While sales volumes increased over 5 percent, including about 2 percent for KCA, net selling prices and the effect of product sales mix were nearly 2 percent lower.

- The 6.6 percent increase in net sales of consumer tissue products was driven by a 9 percent increase in sales volumes, including about 2 percent from KCA, tempered by an almost 3 percent decline in net selling prices.

- Excluding KCA and the divested businesses, business-to-business net sales were about even with the prior year as increased sales volumes were offset by lower selling prices.

Before Unusual Items, operating profit increased 4.0 percent over 2001.

- Excluding currency effects, operating profit for the personal care segment was about even with the prior year. Higher sales volumes, including KCA, and the benefits of cost reduction programs were offset by increased promotional spending and other marketing actions and higher general expenses.

- Consumer tissue operating profit, excluding goodwill amortization in 2001, increased 7.3 percent due to higher sales volumes and lower pulp costs, tempered by increased promotional activity.

- Operating profit for the business-to-business segment, excluding goodwill amortization in 2001, decreased more than 2 percent. Lower net selling prices more than offset the benefits of higher sales volumes and productivity improvements.

- Other income (expense), net includes currency transaction gains in 2002, including $17.3 million related to Australian dollar forward exchange contracts that had been entered into to hedge the exposure on the purchase of the additional ownership of KCA, compared with losses in 2001.

By Geography
(Millions of dollars)



Net Sales                                                                              2002          2001
-----------------------------------------------------------------------------------------------------------

North America .....................................................................  $ 6,719.2     $6,665.0
Outside North America .............................................................    3,916.6      3,691.1
Intergeographic sales .............................................................     (409.3)      (413.9)
                                                                                     ---------     --------

Consolidated ......................................................................  $10,226.5     $9,942.2
                                                                                     =========     ========



                                                              2002                           2001
                                                  --------------------------     --------------------------
                                                     AS           BEFORE            As           Before
Operating Profit                                  REPORTED     UNUSUAL ITEMS     Reported     Unusual Items
-----------------------------------------------------------------------------------------------------------

North America ..................................  $1,653.2       $1,658.4        $1,606.8       $1,656.6
Outside North America ..........................     386.4          416.8           328.8          346.7
Other income (expense), net ....................     (28.8)          (2.3)          (27.6)         (27.1)
Unallocated items - net ........................     (76.8)         (76.8)          (57.2)         (57.2)
                                                  --------       --------        --------       --------

Consolidated ...................................  $1,934.0       $1,996.1        $1,850.8       $1,919.0
                                                  ========       ========        ========       ========


Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

- Net sales in North America increased about 1 percent primarily due to the higher sales volumes for consumer tissue, personal care and health care products, offset by lower net selling prices that affected each of the businesses.

- Net sales outside of North America, excluding KCA for the first six months of 2002, were about even with last year as increased net sales in Europe were essentially offset by declines in Argentina and Taiwan.

- Before Unusual Items in both years, operating profit in North America was about even because increased promotional activity, higher pension expense and other factors more than offset the increased sales volumes and lower pulp costs. Excluding goodwill amortization in 2001, operating profit before Unusual Items decreased over 2 percent.

- Before Unusual Items in both years and excluding goodwill amortization in 2001, operating profit outside North America increased primarily due to the consolidation of KCA.

Additional Income Statement Commentary:

- Interest expense decreased because the effect of lower interest rates more than offset a higher average level of debt.

- The effective tax rate, before Unusual Items, was 29.0 percent in 2002 compared with 30.1 percent in 2001. The lower effective tax rate was primarily due to the discontinuance, for financial reporting purposes, of goodwill amortization that had not been deductible for income tax purposes.

- The Corporation's share of net income of equity companies decreased in 2002 due to lower net income at KCM and the consolidation of KCA. The decline in net income at KCM was primarily due to unfavorable currency effects and changes in tax law.

- On a diluted basis, net income was $2.50 per share, including a charge of $.02 per share for the cumulative effect of an accounting change related to the adoption of EITF 01-9 in 2002. For the first nine months of 2001, on a diluted basis, net income was $2.37 per share. Earnings before Unusual Items and the cumulative effect of the accounting change were $2.59 per share in 2002, up 5.7 percent from $2.45 per share in 2001.

LIQUIDITY AND CAPITAL RESOURCES

- Cash provided by operations for the first nine months of 2002 increased $209.9 million, or 12.6 percent, compared with the first nine months of 2001. Higher net income plus noncash charges and improved working capital contributed to the increase.

-  During the first nine months of 2002, the Corporation repurchased
   7.5 million shares of its common stock at a cost of approximately
   $464 million, including 2.5 million shares repurchased in the third quarter for approximately $147 million.

- At September 30, 2002, the Corporation's total debt and preferred securities was $4.3 billion compared with $4.2 billion at December 31, 2001. Net debt (total debt net of cash and cash equivalents) was $3.8 billion, the same as at the end of 2001. The Corporation's ratio of net debt and preferred securities to capital was 38.0 percent at September 30, 2002, which was within its target range of 35 percent to 45 percent.

- Management believes that capital spending for 2002 will be in a range of $850 million to $900 million compared with its previous guidance of $900 million for the year.

- On October 4, 2002, the Corporation renewed its syndicated revolving credit facilities at $1.425 billion, a decrease from the $1.475 billion at December 31, 2001. Management believes that these facilities will be sufficient to support its projected levels of commercial paper borrowings in the foreseeable future.

- Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs of the business in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

- On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. In accordance with SFAS 142, the Corporation discontinued amortization of goodwill and also determined that it has no identified intangible assets with indefinite useful lives. The Corporation has completed the required testing of goodwill for impairment and has determined that none of its goodwill is impaired.

Also as required, results for periods prior to the adoption of SFAS 142 have not been restated to reflect the effect of discontinuing goodwill amortization. Pro forma disclosure of income and earnings per share as if the goodwill requirements of SFAS 142 had been adopted as of January 1, 2001 follows:


                                                                Third Quarter Ended      Nine Months Ended
                                                                   September 30            September 30
                                                                -------------------    ---------------------
(Millions of dollars)                                             2002       2001        2002         2001
------------------------------------------------------------------------------------------------------------

Reported net income ...........................................  $441.2     $419.4     $1,305.0     $1,268.2
Goodwill amortization, net of income taxes ....................       -       23.8            -         71.1
                                                                 ------     ------     --------     --------

Adjusted  net income ..........................................  $441.2     $443.2     $1,305.0     $1,339.3
                                                                 ======     ======     ========     ========

Earnings Per Share - Basic
--------------------------

Reported net income ...........................................  $  .85     $  .79     $   2.52     $   2.39
Goodwill amortization, net of income taxes ....................       -        .04            -          .13
                                                                 ------     ------     --------     --------

Adjusted net income ...........................................  $  .85     $  .83     $   2.52     $   2.52
                                                                 ======     ======     ========     ========

Earnings Per Share - Diluted
----------------------------

Reported net income ...........................................  $  .85     $  .79     $   2.50     $   2.37
Goodwill amortization, net of income taxes ....................       -        .04            -          .13
                                                                 ------     ------     --------     --------

Adjusted net income ...........................................  $  .85     $  .83     $   2.50     $   2.50
                                                                 ======     ======     ========     ========


Goodwill amortization was included in operating profit of the business segments as follows:


                                                                     Third Quarter Ended   Nine Months Ended
(Millions of dollars)                                                 September 30, 2001   September 30,2001
------------------------------------------------------------------------------------------------------------

Personal Care .......................................................       $ 3.8               $11.9
Consumer Tissue .....................................................         3.7                11.1
Business-to-Business ................................................        15.2                44.0
                                                                            -----               -----

Consolidated ........................................................       $22.7               $67.0
                                                                            =====               =====


Goodwill amortization was included in operating profit by geography as follows:


                                                                     Third Quarter Ended   Nine Months Ended
(Millions of dollars)                                                 September 30, 2001   September 30,2001
------------------------------------------------------------------------------------------------------------

North America .......................................................       $15.0               $43.3
Outside North America ...............................................         7.7                23.7
                                                                            -----               -----

Consolidated ........................................................       $22.7               $67.0
                                                                            =====               =====


- In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Corporation will adopt SFAS 146 on January 1, 2003, and does not expect SFAS 146 to have a material effect on its financial statements.

ENVIRONMENTAL MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

OUTLOOK

On October 22, 2002, the Corporation announced in its third quarter earnings press release that the growth rate in earnings per share before Unusual Items for the full year of 2002 is expected to be in the mid-single digit range. This updated guidance primarily reflects increased levels of competitive activity in the diaper and training pant categories in North America and Europe, as well as changes in the value of certain currencies in Latin America. The Corporation expects earnings before Unusual Items for 2002 will be in a range of $3.42 to $3.46 per share, slightly below the range, at that time, of analysts' estimates of $3.50 to $3.56 per share. Earnings before Unusual Items in 2001 were $3.27 per share.

Management expects to generate solid overall sales and earnings growth in 2002 as well as continued strong cash flow, even though advertising and promotion spending is expected to be above earlier projections.

In addition, management believes that earnings per share before Unusual Items in the fourth quarter should be similar to the third quarter except for incremental costs in the fourth quarter of about 2 cents per share to 3 cents per share related to package count changes and start-up costs for new and improved Huggies diapers and Pull-Ups training pants.

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

ITEM 4.  CONTROLS AND PROCEDURES.

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of internal controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The following material developments have occurred in the litigation proceedings described in Part I, Item 3 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, or subsequently described in a Quarterly Report on Form 10-Q:

  With respect to the Anne Meader litigation, the Corporation settled with the plaintiffs in the third quarter. Under the terms of the confidential settlement, the Corporation paid a nonmaterial amount to the plaintiffs and the Corporation received a general release. The litigation has now been dismissed with prejudice.

In management's opinion, none of the legal or administrative proceedings described above or in Part I, Item 3 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, or subsequently described in a Quarterly Report on Form 10-Q, individually or in the aggregate, is expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

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

         (99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         (99.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)      Reports  on  Form  8-K

The Corporation filed the following Current Reports on or after July 1, 2002 and prior to the date of this Form 10-Q:

  1. Current Report on Form 8-K, dated August 8, 2002, to report that the Corporation's Chief Executive Officer and Chief Financial Officer had filed Statements Under Oath required by the Securities and Exchange Commission's Order pursuant to Section 21(a)(1) of Securities and Exchange Act of 1934 (Commission File No. 4-460).

  2. Current Report on Form 8-K, dated September 12, 2002, to report the retirement of Wayne R. Sanders and the election of Thomas J. Falk as Chief Executive Officer of the Corporation.

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





                                        KIMBERLY-CLARK  CORPORATION
                                               (Registrant)





                                        By:  /s/ John W. Donehower
                                             ----------------------
                                             John W. Donehower
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)





                                        By:  /s/ Randy J. Vest
                                             ----------------------
                                             Randy J. Vest
                                             Vice President and Controller
                                             (principal accounting officer)





November 7, 2002

                                 CERTIFICATIONS

I, Thomas J. Falk, Chief Executive Officer of Kimberly-Clark Corporation, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Kimberly-Clark Corporation (the "registrant");

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Thomas J. Falk
                                       ---------------------------------------
                                       Thomas J. Falk, Chief Executive Officer


November 7, 2002

                                 CERTIFICATIONS

I, John W. Donehower, Chief Financial Officer of Kimberly-Clark Corporation, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Kimberly-Clark Corporation (the "registrant");

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                    /s/ John W. Donehower
                                    ------------------------------------------
                                    John W. Donehower, Chief Financial Officer

November 7, 2002