Form 10-K
period 2002-12-31
KIMBERLY CLARK CORP
filed 2003-03-14
CIK 55785

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                                       OR

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

       Registrant's telephone number, including area code: (972) 281-1200

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-----------------------------------    -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes  X   .      No      .
                                       ------         ------

The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2002 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $32.1 billion.

                                   (Continued)

FACING SHEET
(Continued)

Documents Incorporated By Reference

Kimberly-Clark Corporation's 2002 Annual Report to Stockholders and 2003 Proxy Statement contain much of the information required in this Form 10-K, and portions of those documents are incorporated by reference herein from the applicable sections thereof. The following table identifies the sections of this Form 10-K which incorporate by reference portions of the Corporation's 2002 Annual Report to Stockholders and 2003 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such documents are incorporated by reference. The portions of such documents that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

  Document of Which Portions                        Items of this Form 10-K
  are Incorporated by Reference                      in Which Incorporated
----------------------------------               -------------------------------

2002 Annual Report to Stockholders               Part I
   (Year ended December 31, 2002)                  Item 1.  Business

                                                 Part II
                                                   Item 5.  Market for the
                                                     Registrant's Common Stock
                                                     and Related Stockholder
                                                     Matters

                                                   Item 7.  Management's
                                                     Discussion and Analysis of
                                                     Financial Condition and
                                                     Results of Operations

                                                   Item 7A. Quantitative and
                                                     Qualitative Disclosures
                                                     About Market Risk

                                                   Item 8. Financial Statements
                                                     and Supplementary Data

                                                 Part IV
                                                   Item 15.  Exhibits,
                                                     Financial Statement
                                                     Schedules and Reports on
                                                     Form 8-K


2003 Proxy Statement                             Part III
                                                   Item 10.  Directors and
                                                     Executive Officers of the
                                                     Registrant

                                                   Item 11. Executive
                                                     Compensation

                                                   Item 12.  Security Ownership
                                                     of Certain Beneficial
                                                     Owners and Management and
                                                     Related Stockholder Matters

                                                   Item 13. Certain
                                                     Relationships and
                                                     Related Transactions

PART I

--------------------------------------------------------------------------------
ITEM 1.  BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. As used in Items 1, 2 and 7 of this Form 10-K, the term "Corporation" refers to Kimberly-Clark Corporation and its consolidated subsidiaries. In the remainder of this Form 10-K, the terms "Kimberly-Clark" or "Corporation" refer only to Kimberly-Clark Corporation. Financial information by business segment and geographic area, and information about principal products and markets of the Corporation, contained under the caption "Management's Discussion and Analysis" and in Note 16 to the Consolidated Financial Statements contained in the 2002 Annual Report to Stockholders, are incorporated in this Item 1 by reference.

Recent Developments. The Corporation is a global consumer products company based on the strategy of building its personal care, consumer tissue and business-to-business operations. Since 1998, the Corporation has completed about 20 acquisitions, each of which was accounted for as a purchase, in its core businesses and approximately 5 strategic divestitures, including the following transactions:

o On May 28, 1998, the Corporation purchased a 50 percent equity interest in Klabin Tissue S.A. (now known as Klabin Kimberly S.A.), the leading tissue manufacturer in Brazil.

o On July 21, 1998, the Corporation purchased an additional 10 percent ownership interest in its Korean affiliate, YuHan-Kimberly, Limited, increasing its ownership interest to 70 percent.

o On August 19, 1998, the Corporation sold the outstanding shares of K-C Aviation Inc., a leading provider of business aviation services, to Gulfstream Aerospace Corporation for $250 million in cash.

o On June 10, 1999, the Corporation purchased the European consumer and away-from-home tissue businesses of Attisholz Holding AG for approximately $365 million. The acquired businesses are located in Germany, Switzerland and Austria.

o On September 23, 1999, the Corporation acquired Ballard Medical Products, a leading maker of disposable medical devices for respiratory care, gastroenterology and cardiology, at a cost of approximately $788 million, including the value of common stock exchanged and other costs of the transaction.

o On September 30, 1999, the Corporation completed the sale of approximately 460,000 acres of timberland in Alabama, Mississippi and Tennessee for notes receivable having a face value of $397 million (and a fair value of $383 million).

o On February 8, 2000, the Corporation acquired Safeskin Corporation ("Safeskin"), a leading maker of disposable gloves for health care, high-technology and scientific industries, in a merger transaction in which the outstanding Safeskin shares were converted into shares of Kimberly-Clark common stock. The transaction was valued at approximately $750 million.

o On July 5, 2000, the Corporation acquired a majority of the shares of privately held S-K Corporation of Taiwan, which held trademark and distribution rights in Taiwan for the Corporation's global brands including Kleenex, Huggies and Kotex. Prior to the acquisition, the Corporation owned approximately 3 percent of S-K Corporation.

PART I
(Continued)

--------------------------------------------------------------------------------
ITEM 1.  BUSINESS (Continued)

o On December 20, 2000, the Corporation purchased an additional 33.3 percent ownership interest in its Taiwanese affiliate, Taiwan Scott Paper Corporation, increasing its ownership interest to 100 percent.

o On January 31, 2001, the Corporation acquired Linostar S.p.A., a leading Italian-based diaper manufacturer that produced and marketed Lines, Italy's second largest diaper brand.

o Prior to 2001, the Corporation and its joint venture partner, Amcor Limited ("Amcor"), held a 50/50 ownership interest in Kimberly-Clark Australia Pty. Ltd. ("KCA"). In July 2001, the Corporation purchased an additional
     5 percent ownership interest in KCA for A$77.5 million (approximately
     $39 million), and exchanged options with Amcor for the purchase by the Corporation of the remaining 45 percent ownership interest. In June 2002, the Corporation exercised this option and purchased the remaining
     45 percent interest from Amcor for A$697.5 million (approximately
     $390 million). The acquisition of KCA reflects the Corporation's strategy to expand its three business segments within Australia. As a result of these transactions, KCA became a consolidated subsidiary effective
     July 1, 2001 and a wholly-owned subsidiary on June 30, 2002.

In the fourth quarter of 1998, the Corporation announced a facilities consolidation plan (the "1998 Plan"). The 1998 Plan, among other things, resulted in further alignment of tissue manufacturing capacity with demand in Europe, closure of a diaper manufacturing facility in Canada, shut down and disposal of a tissue machine in Thailand, write down of certain excess feminine care production equipment in North America and a reduction in the Corporation's workforce of 814 employees. Costs for the 1998 Plan of $18.2 million, $42.6 million and $49.1 million were recorded in 2000, 1999 and 1998, respectively, and charged to cost of products sold. The year 2000 costs were composed primarily of certain severance costs and charges for accelerated depreciation for the Corporation's Larkfield, U.K. tissue manufacturing facility that remained in use until it was shutdown in October 2000. The 1998 Plan was completed as of December 31, 2000.

Description of the Corporation. The Corporation is principally engaged in the manufacturing and marketing of a wide range of consumer and business-to-business products around the world. Most of these products are made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency.

The Corporation is organized into 12 operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care; Consumer Tissue; and Business-to-Business. Each reportable segment is headed by an executive officer who reports to our Chief Executive Officer and is responsible for the development and execution of global strategies to drive growth and profitability of the Corporation's worldwide personal care, consumer tissue and business-to-business operations. These strategies include global plans for branding and product positioning, technology and research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. The principal sources of revenue in each of our global business segments are described below.

PART I
(Continued)

--------------------------------------------------------------------------------
ITEM 1.  BUSINESS (Continued)

The Personal Care segment manufactures and markets disposable diapers, training and youth pants and swimpants; feminine and incontinence care products; and related products. Products in this segment are primarily for household use and are sold under a variety of brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

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

Approximately 12 percent, 11 percent and 10 percent of net sales were to Wal-Mart Stores, Inc. in 2002, 2001 and 2000, respectively, primarily in the Personal Care and Consumer Tissue businesses.

Patents and Trademarks. The Corporation owns various patents and trademarks registered domestically and in many foreign countries. The Corporation considers the patents and trademarks which it owns and the trademarks under which it sells certain of its products to be material to its business. Consequently, the Corporation seeks patent and trademark protection by all available means, including registration. A partial list of the Corporation's trademarks is included under the caption "Additional Information - Trademarks" contained in the 2002 Annual Report to Stockholders and is incorporated herein by reference.

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

Cellulose fiber, in the form of kraft pulp or fiber recycled from recovered pulp, is the primary raw material for the Corporation's tissue and paper products and is an important component in disposable diapers, training pants, feminine pads and incontinence care products.

PART I
(Continued)

--------------------------------------------------------------------------------
ITEM 1.  BUSINESS (Continued)

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

Research and Development. A major portion of total research and development expenditures is directed toward new or improved personal care, tissue and health care products and nonwoven materials. Consolidated research and development expense was $289.0 million in 2002, $295.3 million in 2001 and $277.4 million in 2000.

Environmental Matters. Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at the Corporation's facilities are expected to be approximately $42 million in 2003 and $36 million in 2004. Of these amounts, approximately $31 million in 2003 and $9 million in 2004 are expected to be spent at facilities in the U.S. For facilities outside of the U.S., capital expenditures for environmental controls are expected to be approximately $11 million in 2003 and $27 million in 2004.

Total worldwide operating expenses for environmental compliance are expected to be approximately $163 million in 2003 and $170 million in 2004. Operating expenses for environmental compliance with respect to U.S. facilities are expected to be approximately $82 million in 2003 and $85 million in 2004. Operating expenses for environmental compliance with respect to facilities outside the U.S. are expected to be approximately $81 million in 2003 and $85 million in 2004. Operating expenses include pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs.

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

PART I
(Continued)

--------------------------------------------------------------------------------
ITEM 1.  BUSINESS (Continued)

Employees. In its worldwide consolidated operations, the Corporation had 63,900 employees as of December 31, 2002.

Approximately 20 percent of the Corporation's United States workforce and approximately 24 percent of the Corporation's workforce outside of the United States are represented by unions. In the U.S., the largest concentration of union membership is with the Paper, Allied-Industrial, Chemical & Energy Workers International Union (PACE). Other employees are represented by the International Brotherhood of Electrical Workers (IBEW), the International Association of Machinists and Aerospace Workers (IAM), the Association of Western Pulp and Paper Workers (AWPPW), the United Brotherhood of Carpenters and Joiners and various independent unions. The Corporation's collective bargaining agreements in the U.S. typically have a term of 5 to 6 years and provide for wage and fringe benefit increases during the term. The agreements have staggered termination dates.

Insurance. The Corporation maintains coverage consistent with industry practice for most risks that are incident to its operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain matters discussed in this Form 10-K, or documents a portion of which are incorporated herein by reference, concerning, among other things, the business outlook, including new product introductions, cost savings and acquisitions, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation's results will be as estimated.

The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. Furthermore, the Corporation has assumed that it will continue to identify suitable acquisition candidates in those product markets where it intends to grow by acquisition. In addition, many factors outside the control of the Corporation, including the prices of the Corporation's raw materials, potential competitive pressures on selling prices or advertising and promotion expenses for the Corporation's products, and fluctuations in foreign currency exchange rates, as well as general economic conditions in the markets in which the Corporation does business, also could impact the realization of such estimates.

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

PART I
(Continued)

--------------------------------------------------------------------------------
ITEM 1.  BUSINESS (Continued)

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

Cost Savings Strategy. The Corporation's anticipated cost savings are expected to result from reducing material costs and manufacturing waste and realizing productivity gains and distribution efficiencies in each of its business segments. The Corporation's strategic investments in its information systems should also allow further cost savings through streamlining of its back office operations. There can be no assurance that such cost savings will be achieved.

Raw Materials. Cellulose fiber, in the form of kraft pulp or recycled fiber, is used extensively in the Corporation's tissue and paper products and is subject to significant price fluctuations due to the cyclical nature of the pulp markets. Recycled fiber accounts for approximately 30 percent of the Corporation's overall fiber requirements. On a worldwide basis, the Corporation's internally manufactured pulp supplies approximately 40 percent of its virgin fiber requirements.

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

PART I
(Continued)

--------------------------------------------------------------------------------
ITEM 1.  BUSINESS (Continued)

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

Acquisition Strategy. The Corporation's anticipated financial results and business outlook are, in part, dependent upon the availability of suitable acquisition candidates. The Corporation could encounter significant challenges in locating suitable acquisition candidates that are consistent with its strategic objectives and will contribute to its long-term success. Furthermore, there can be no assurance that any such acquired business can or will be successfully integrated with the Corporation's businesses in order to provide anticipated synergies and earnings growth.

Volume Forecasting. The Corporation's anticipated financial results reflect forecasts of future volume increases in the sales of its products. Challenges in such forecasting include anticipating consumer preferences, estimating sales of new products, estimating changes in population characteristics (such as birth rates and changes in per capita income), anticipating changes in technology and competitive responses and estimating the acceptance of the Corporation's products in new markets. As a result, there can be no assurance that the Corporation's volume increases will occur as estimated.

Foreign Market Risks. Because the Corporation and its equity companies have manufacturing facilities in 42 countries and their products are sold in more than 150 countries, the Corporation's results may be substantially affected by foreign market risks. The Corporation is subject to the impact of economic and political instability in developing countries. The extremely competitive situation in European personal care and tissue markets, and the challenging economic environments in Argentina, Brazil, Mexico, Venezuela and developing countries in eastern Europe, Asia and Latin America, may slow the Corporation's sales growth and earnings potential. In addition, the Corporation is subject to the strengthening and weakening of various currencies against each other and local currencies versus the U.S. dollar. Transaction exposure, arising from transactions and commitments denominated in non-local currency, is selectively hedged (through foreign currency forward and swap contracts). See "Management's Discussion and Analysis - Risk Sensitivity", contained in the 2002 Annual Report to Stockholders, which is incorporated herein by reference. Translation exposure for the Corporation with respect to foreign operations is generally not hedged. There can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

Contingencies. The costs and other effects of pending litigation and administrative actions against the Corporation cannot be determined with certainty. Although management believes that no such proceedings will have a material adverse effect on the Corporation, there can be no assurance that the outcome of such proceedings will be as expected. See "Item 3. Legal Proceedings."

PART I
(Continued)

--------------------------------------------------------------------------------
ITEM 1.  BUSINESS (Continued)

One of the Corporation's North American tissue mills has an agreement to provide its local utility company a specified amount of electric power per year for the next 16 years. In the event that the mill was shut down, the Corporation would be required to continue to operate the power generation facility on behalf of its owner, the local utility company. The net present value of the cost to fulfill this agreement as of December 31, 2002 is estimated to be approximately $87 million. However, management considers the probability of closure of this mill to be remote.

AVAILABLE INFORMATION

The Corporation makes available financial information, news releases and other information on the Corporation's Web site at www.kimberly-clark.com. There is a direct link from the Web site to the Corporation's Securities and Exchange Commission filings via the EDGAR database, where the Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after the Corporation files such reports and amendments with, or furnishes them to, the Securities and Exchange Commission. Stockholders may also contact Stockholder Services, P.O. Box 612606, Dallas, Texas 75261-2606 or call 972-281-1521 to obtain a hard copy of these reports without charge.

PART I
(Continued)
--------------------------------------------------------------------------------

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

PART I
(Continued)

--------------------------------------------------------------------------------
ITEM 2.  PROPERTIES (Continued)

Mississippi
     Corinth - nonwovens, wipers and towels
     Hattiesburg - tissue products
North Carolina
     Hendersonville - nonwovens
     Lexington -  nonwovens
Oklahoma
     Jenks - tissue products
Pennsylvania
     Chester - tissue products
South Carolina
     Beech Island - diapers and tissue products
Tennessee
     Loudon - tissue products
Texas
     Del Rio - health care products
     Fort Worth - health care products
     Paris - diapers and training and youth pants
     San Antonio - personal cleansing products and systems
Utah
     Draper - respiratory care and gastroenterology products
     Ogden - diapers
Washington
     Everett - tissue products and pulp
Wisconsin
     Marinette - tissue products
     Neenah - diapers, training, feminine care and incontinence care products, business and correspondence papers and nonwovens
     Whiting - business and correspondence papers

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

* Equity company production facility

PART I
(Continued)

--------------------------------------------------------------------------------
ITEM 2.  PROPERTIES (Continued)

Belgium
     Duffel - tissue products
Bolivia
     La Paz - tissue products
     Santa Cruz - diapers and feminine care and tissue products
Brazil
   * Bahia - tissue products
   * Correia Pinto - tissue products
   * Cruzeiro - tissue products
   * Mogi das Cruzes - tissue products
     Porto Alegre - feminine care products
   * Sao Paulo - tissue products
     Suzano - diapers, wet wipes and incontinence care products
Canada
     Huntsville, Ontario - tissue products and wipers
     New Glasgow, Nova Scotia - pulp
     St. Hyacinthe, Quebec - feminine care and incontinence care products Terrace Bay, Ontario - pulp
Chile
     Colina - tissue products
     Santiago - diapers and feminine care products
China
     Beijing - feminine care products and diapers
     Chengdu - feminine care products
     Guangzhou - tissue products
     Nanjing - feminine care products
     Shanghai - tissue products
     Wuhan - feminine care products
Colombia
     Barbosa - notebooks, business and correspondence papers and wipers Guarne - tissue products
     Pereira - tissue products and diapers
     Puerto Tejada - tissue products
     Tocancipa - diapers and feminine care products
   * Villa Rica - diapers and incontinence care products
Costa Rica
     Belen - tissue products
     Cartago - diapers and feminine care and incontinence care products Czech Republic
     Jaromer - diapers and incontinence care products
     Litovel - feminine care products
Dominican Republic
     Santo Domingo - tissue products



* Equity company production facility

PART I
(Continued)

--------------------------------------------------------------------------------
ITEM 2.  PROPERTIES (Continued)

Ecuador
     Babahoyo - tissue products
     Mapasingue - tissue products, diapers and feminine care products
El Salvador
     Sitio del Nino - tissue products
France
     Rouen - tissue products
     Villey-Saint-Etienne - tissue products
Germany
     Forchheim - feminine care and incontinence care products
     Koblenz - tissue products
     Mainz - tissue products
     Reisholz - tissue products
Guatemala
     Poza Verde - tissue products
Honduras
     Villanueva - health care products
India
   * Pune - feminine care products and diapers
Indonesia
     Jakarta - tissue products
   * Medan - specialty papers
Israel
     Afula - diapers and feminine care and incontinence care products Hadera - tissue products
     Nahariya - tissue products
Italy
     Alanno - tissue products
     Patrica - diapers
     Romagnano - tissue products
     Villanovetta - tissue products
Japan
     Shiga - soap
Korea
     Anyang - feminine care products, diapers and tissue products Kimcheon - tissue products and nonwovens
     Taejon - feminine care products, diapers and nonwovens
Malaysia
     Kluang - tissue products, feminine care products and diapers







* Equity company production facility

PART I
(Continued)
--------------------------------------------------------------------------------

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


* Equity company production facility

PART I
(Continued)
--------------------------------------------------------------------------------

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

PART I
(Continued)

--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS

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

As of December 31, 2002, approximately 165 product liability lawsuits seeking monetary damages, in most cases of an unspecified amount, are pending in federal and state courts against Safeskin. Safeskin is typically one of several defendants who manufacture or sell natural rubber latex gloves. These lawsuits allege injuries ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by health care workers and other individuals while performing their duties. Safeskin has referred the defense of these lawsuits to its insurance carriers and management believes its insurance coverage is adequate for these types of claims.

Safeskin and certain of its former officers and directors are defendants in two cases filed in 1999, prior to the acquisition of Safeskin by the Corporation. One case is a class action lawsuit alleging violations of the federal securities laws and the other is a shareholder derivative action alleging breach of fiduciary duty, waste of corporate assets and gross negligence in connection with a stock repurchase program undertaken by Safeskin. In December 2002, a settlement agreement was entered into pursuant to which all claims against Safeskin and the other defendants in these two cases are to be released and dismissed with prejudice and without admission of liability or wrongdoing by any party in exchange for $55 million, most of which is covered by insurance. The Corporation recorded a charge of $21 million in the fourth quarter of 2002 related to this matter. The settlement is subject to notice to the class and approval by the U.S. District Court for the Southern District of California. Court approval is expected in March 2003.

As of December 31, 2002, the Corporation, along with many other nonaffiliated companies, was a party to lawsuits with allegations of personal injury resulting from asbestos exposure on the defendants' premises and allegations that the defendants manufactured, sold, distributed or installed products which cause asbestos-related lung disease. These general allegations are often made against the Corporation without any apparent evidence or identification of a specific product or premises of the Corporation. The Corporation has denied the allegations and raised numerous defenses in all of these asbestos cases. All asbestos claims have been tendered to the Corporation's insurance carriers for defense and indemnity. The Corporation's financial statements reflect appropriate accruals for its portion of the costs estimated to be incurred in connection with settling these claims.

The Corporation is subject to routine litigation from time to time, which, individually or in the aggregate, is not expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

PART I
(Continued)
--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS (Continued)

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

PART II

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of the Corporation as of March 1, 2003, together with certain biographical information, are as follows:

Robert E. Abernathy, 48, was elected Group President effective January 1, 1997. He is responsible for the global Business-to-Business segment which includes the K-C Professional Tissue and Wiper business, the Health Care business, Nonwovens manufacturing, Research and Sales functions, the Technical Paper business, the Neenah Paper business and the Energy and Environment organization. Mr. Abernathy joined the Corporation in 1982. His past responsibilities in the Corporation have included operations and major project management in North America. He was appointed Vice President - North American Diaper Operations in 1992 and Managing Director of Kimberly-Clark Australia Pty. Limited in 1994.

Mark A. Buthman, 42, was elected Senior Vice President and Chief Financial Officer effective January 1, 2003. Mr. Buthman joined the Corporation in 1982. He has held various positions of increasing responsibility in the operations, finance and strategic planning areas of the Corporation. Mr. Buthman was appointed Vice President of Finance in 2002 and Vice President of Strategic Planning and Analysis in 1997.

O. George Everbach, 64, was elected Senior Vice President - Law and Government Affairs in 1988. Mr. Everbach joined the Corporation in 1984. His responsibilities have included direction of legal, human resources and administrative functions. He was elected Vice President and General Counsel in 1984; Vice President, Secretary and General Counsel in 1985; and Senior Vice President and General Counsel in 1986.

Thomas J. Falk, 44, was elected Chairman of the Board and Chief Executive Officer in February 2003 and President and Chief Executive Officer in September 2002. Prior to that, he served as President and Chief Operating Officer of the Corporation since his election in 1999. Mr. Falk previously had been elected Group President - Global Tissue, Pulp and Paper in 1998, where he was responsible for the Corporation's global tissue businesses. He also was responsible for the Wet Wipes and Neenah Paper sectors, Pulp Operations and Consumer Business Services, Environment and Energy and Human Resources organizations. Mr. Falk joined the Corporation in 1983 and has held other senior management positions in the Corporation. He has been a director of the Corporation since 1999.

Steven R. Kalmanson, 50, was elected Group President in January 1996. He is responsible for the Consumer Tissue segment, which includes the Family Care and Wet Wipes businesses, Pulp Operations and North America Supply Chain and Logistics organizations. Mr. Kalmanson joined the Corporation in 1977. His past responsibilities have included various marketing positions within the consumer products businesses. He was appointed President, Adult Care in 1990, President, Child Care in 1991 and President, Family Care in 1995.

PART II
(Continued)
--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

Kathi P. Seifert, 53, was elected Executive Vice President in November 1999. She is responsible for the Personal Care segment which includes the Infant Care, Child Care, Feminine Care and Adult Care businesses, and the Safety and Quality Assurance team and the U.S. and Canadian Sales organizations. Ms. Seifert joined the Corporation in 1978. Her responsibilities in the Corporation have included various marketing positions within the K-C Professional, Consumer Tissue and Feminine Care businesses. She was appointed President - Feminine Care in 1991, was elected Group President - Feminine and Adult Care in 1994, elected Group President - North American Consumer Products in January 1995, elected Group President - North American Personal Care Products in July 1995 and elected Group President - Global Personal Care Products in April 1998. Ms. Seifert is a member of the board of directors of Eli Lilly and Company, the U.S. Fund for UNICEF, Theda Care Health Group and The Fox Cities Performing Arts Center.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The dividend and market price data included in Note 14 to the Consolidated Financial Statements, and the information set forth under the captions "Additional Information - Dividends and Dividend Reinvestment Plan" and "Additional Information - Stock Exchanges" contained in the 2002 Annual Report to Stockholders are incorporated in this Item 5 by reference.

As of March 12, 2003, the Corporation had 37,731 holders of record of its common stock.

PART II
(Continued)

--------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA


                                                                       Year Ended December 31(a)
(Millions of dollars,                         -----------------------------------------------------------------------------
except per share amounts)                        1998(b)          1999            2000             2001            2002
---------------------------------------------------------------------------------------------------------------------------

Net Sales..................................   $11,261.4        $11,901.0       $12,909.5        $13,287.6       $13,566.3
Gross Profit...............................     3,557.1          4,215.5         4,676.7          4,669.6         4,815.6
Operating Profit...........................     1,697.7          2,435.4         2,633.8          2,338.2         2,463.8
Share of Net Income of
   Equity Companies........................       137.1            189.6           186.4            154.4           113.3
Income from Continuing
   Operations Before
   Cumulative Effect of
   Accounting Change.......................     1,114.3          1,668.1         1,800.6          1,609.9         1,686.0
   Per Share Basis:
     Basic.................................        2.02             3.11            3.34             3.04            3.26
     Diluted...............................        2.01             3.09            3.31             3.02            3.24
Net Income.................................     1,103.1          1,668.1         1,800.6          1,609.9         1,674.6
   Per Share Basis:
     Basic.................................        2.00             3.11            3.34             3.04            3.24
     Diluted...............................        1.99             3.09            3.31             3.02            3.22
Cash Dividends Per Share
   Declared................................        1.00             1.04            1.08             1.12            1.20
   Paid....................................         .99             1.03            1.07             1.11            1.18
Total Assets...............................   $11,687.8        $12,815.5       $14,479.8        $15,007.6       $15,585.8
Long-Term Debt.............................     2,068.2          1,926.6         2,000.6          2,424.0         2,844.0
Stockholders' Equity.......................     4,031.5          5,093.1         5,767.3          5,646.9         5,650.3


(a)    During 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 01-9,
       Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products.  Under EITF 01-9, the
       cost of promotion activities offered to customers is classified as a reduction in sales revenue.  In addition, the estimated redemption value of consumer coupons is required to be recorded at the time the coupons are issued and classified as a reduction in sales revenue.  The Corporation adopted EITF 01-9 effective January 1, 2002, and reclassified the face value of coupons and other applicable promotional activities from expense to a reduction in revenue, which reduced net sales by
       $1.0 billion for 1998, $1.1 billion for 1999, $1.1 billion for 2000 and $1.2 billion for 2001.  The adoption of EITF 01-9 did not change reported earnings for prior years but did require the recording of a cumulative effect of a change in accounting principle in 2002, equal to an after-tax charge of approximately $.02 per share, which resulted from a change in the period for recognizing the face value of coupons.


(b)    The Corporation adopted Statement of Position 98-5, Reporting on the Costs of Start-up Activities, effective January 1, 1998, and restated 1998 first quarter results to record a pretax charge of $17.8 million, $11.2 million after taxes, or $.02 per share, as the cumulative effect of this accounting change.


PART II
(Continued)

--------------------------------------------------------------------------------
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" contained in the 2002 Annual Report to Stockholders is incorporated in this Item 7 by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption "Management's Discussion and Analysis - Risk Sensitivity" contained in the 2002 Annual Report to Stockholders is incorporated in this Item 7A by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Corporation and its consolidated subsidiaries and the independent auditors' report thereon contained in the 2002 Annual Report to Stockholders are incorporated in this Item 8 by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

--------------------------------------------------------------------------------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section of the 2003 Proxy Statement captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the board of directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

See also "EXECUTIVE OFFICERS OF THE REGISTRANT" appearing in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

The information in the section of the 2003 Proxy Statement captioned "Executive Compensation" is incorporated in this Item 11 by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the section of the 2003 Proxy Statement captioned "Security Ownership of Management" under "Proposal 1. Election of Directors" is incorporated in this Item 12 by reference.

Equity Plans

The following table gives information about the Corporation's common stock that may be issued upon the exercise of options, warrants and rights under all of the Corporation's equity compensation plans as of December 31, 2002.



                                                                                       Number of securities
                                                                                      remaining available for
                                 Number of securities to      Weighted-average     future issuance under equity
                                 be issued upon exercise     exercise price of          compensation plans
                                 of outstanding options,    outstanding options,       (excluding securities
                                   warrants and rights      warrants and rights      reflected in column (a))
        Plan category                      (a)                      (b)                         (c)
------------------------------- -------------------------- ----------------------- ------------------------------


Equity compensation plans
approved by stockholders (1)         28,187,240 (2)               $55.13                    23,736,628 (3)

Equity compensation plans not
approved by stockholders (4)          1,683,393 (5)(6)            $52.73 (6)                   938,207

         Total                       29,870,633                   $55.00                    24,674,835



PART III
(Continued)

--------------------------------------------------------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

   (1) Includes the 1992 Equity Participation Plan and 2001 Equity Participation Plan.

   (2) Does not include 126,372 restricted share units granted under the 2001 Equity Participation Plan. Upon vesting, a share of the Corporation's common stock is issued for each restricted share unit.

   (3) Includes 2,443,828 shares that may be granted as restricted shares or restricted share units under the 2001 Equity Participation Plan.

   (4) Includes the 125th Anniversary Options Program, Outside Directors Compensation Plan, 1999 Restricted Stock Plan and certain acquired equity compensation plans.

   (5) Does not include 126,506 restricted share units granted under the 1999 Restricted Stock Plan. Upon vesting, a share of the Corporation's common stock is issued for each restricted share unit.

   (6) Does not include 437,588 options at a weighted-average exercise price of $39.15 granted, and 6,295 shares of the Corporation's common stock that may be issued, under equity compensation plans assumed by the Corporation in connection with acquisitions to honor existing obligations of acquired entities. The Corporation will not make any additional grants or awards under such plans, although the terms of one acquired deferred compensation plan provide for issuance of a de minimus number of shares of the Corporation's common stock for reinvested dividends on deferred amounts.

125th Anniversary Options Program
---------------------------------

In 1997, approximately 57,000 employees worldwide were granted approximately 3,200,000 stock options and 200,000 stock appreciation rights under the Corporation's 125th Anniversary Options Program, approved by the Corporation's board of directors. Employees were granted options to purchase a fixed number of shares, ranging from 25 to 125 shares per employee, of common stock at a price equal to the fair market value of the Corporation's stock at the date of grant. These grants generally became exercisable after the third anniversary of the grant date and have a term of seven years. The Corporation is no longer granting options under this program.

1999 Restricted Stock Plan
--------------------------

In 1999, the Corporation's board of directors approved the 1999 Restricted Stock Plan under which certain key employees could be granted, in the aggregate, up to 2,500,000 shares of the Corporation's common stock or awards of restricted stock units. These restricted stock awards vest and become unrestricted shares in three to ten years from the date of grant. Although plan participants are entitled to cash dividends and may vote such awarded shares, the sale or transfer of such shares is limited during the restricted period. The market value of the Corporation's stock at the date of grant determines the value of the restricted stock award. Although no additional awards can be granted under this plan, unvested restricted share units are credited with dividends that are converted to additional restricted share units.

PART III
(Continued)

--------------------------------------------------------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

Outside Directors Compensation Plan
-----------------------------------

In 2001, the Corporation's board of directors approved the Outside Directors Compensation Plan. This Plan was amended and restated effective January 1, 2003. A maximum of 1,000,000 shares of the Corporation's common stock is available for grant under this plan. Each director who is not an officer or employee of the Corporation or any of its subsidiaries, affiliates or equity companies (an "Outside Director"), is granted an annual option to purchase 2,500 shares of the Corporation's common stock. Each Outside Director who serves as chair of the Audit, Compensation, or Nominating and Corporate Governance Committee is granted an additional option to purchase 300 shares for each chair position held during the year. Outside Directors may also elect to receive a portion of their cash compensation in additional stock options under this plan. Options become exercisable one year from the date of grant, at an option price equal to the fair market value of the Corporation's common stock on the date of grant, and expire after ten years, except under certain circumstances, including a change in control of the Corporation. The Corporation's board of directors may also grant awards in the form of stock, stock appreciation rights, restricted shares, restricted share units, or any combination of cash, options, stock, stock appreciation rights, restricted shares or restricted share units under this plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section of the 2003 Proxy Statement captioned "Certain Transactions and Business Relationships" under "Proposal 1. Election of Directors" is incorporated in this Item 13 by reference.


ITEM 14.  CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002, the date of the most recent evaluation of internal controls.

PART IV

--------------------------------------------------------------------------------
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

1. Financial statements:

The Consolidated Balance Sheet as of December 31, 2002 and 2001, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flow for the years ended December 31, 2002, 2001 and 2000, and the related Notes thereto, and the Independent Auditors' Report of Deloitte & Touche LLP thereon are incorporated in Part II, Item 8 of this Form 10-K by reference to the financial statements contained in the 2002 Annual Report to Stockholders. In addition, a related report of Deloitte & Touche LLP is included herein.

2. Financial statement schedule:

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in the 2002 Annual Report to Stockholders.

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

Exhibit No. (3)b.  By-Laws, as amended November 12, 2002.

Exhibit No. (4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a. Management Achievement Award Program, as amended and restated, incorporated by reference to Exhibit No. (10)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit No. (10)b.  Executive Severance Plan, as amended and restated.

Exhibit No. (10)c. Fourth Amended and Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit No. (10)c of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

PART IV
(Continued)

--------------------------------------------------------------------------------
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit No. (10)d.  Executive Officer Achievement Award Program.

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)f.  Deferred Compensation Plan, as amended.

Exhibit No. (10)g.  Outside Directors' Stock Compensation Plan, as amended.

Exhibit No. (10)h. Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended.

Exhibit No. (10)i. Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated.

Exhibit No. (10)j. Retirement Contribution Excess Benefit Program, as amended and restated, incorporated by reference to Exhibit No. (10)j of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)k. 1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)l. Outside Directors' Compensation Plan, as amended and restated.

Exhibit No. (10)m. 2001 Equity Participation Plan, incorporated by reference to Exhibit No. (10)m of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 2002.

Exhibit No. (13). Portions of the Corporation's 2002 Annual Report to Stockholders incorporated by reference in this Form 10-K.

Exhibit No. (21).  Subsidiaries of the Corporation.

Exhibit No. (23).  Independent Auditors' Consent.

Exhibit No. (24).  Powers of Attorney.

Exhibit No. (99.1). Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. (99.2). Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART IV
(Continued)

--------------------------------------------------------------------------------
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

(b)  Report on Form 8-K

The Corporation filed the following Current Report on Form 8-K since October 1, 2002:

1.   Current Report on Form 8-K, dated December 11, 2002, to report the text of
     (i) a press release issued on December 11, 2002 regarding fourth quarter 2002 guidance and the 2003 business outlook and (ii) a conference call webcasted on December 11, 2002 regarding the 2003 business outlook.

SIGNATURES


--------------------------------------------------------------------------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KIMBERLY-CLARK CORPORATION

March 14, 2003

                             By: /s/ Mark A. Buthman
                                 -------------------------
                                 Mark A. Buthman
                                 Senior Vice President and
                                 Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas J. Falk          Chairman of the Board                March 14, 2003
-------------------         and Chief Executive Officer
    Thomas J. Falk          and Director
                            (principal executive officer)


/s/ Mark A. Buthman         Senior Vice President and            March 14, 2003
-------------------         Chief Financial Officer
    Mark A. Buthman         (principal financial officer)



/s/ Randy J. Vest           Vice President and                   March 14, 2003
-------------------         Controller
    Randy J. Vest           (principal accounting officer)



                                    Directors

      Dennis R. Beresford                             Claudio X. Gonzalez
      John F. Bergstrom                               Mae C. Jemison
      Pastora San Juan Cafferty                       Linda Johnson Rice
      Paul J. Collins                                 Wolfgang R. Schmitt
      Robert W. Decherd                               Marc J. Shapiro
      Thomas J. Falk                                  Randall L. Tobias
      William O. Fifield



   By: /s/ O. George Everbach                                    March 14, 2003
       -------------------------------------
        O. George Everbach, Attorney-in-Fact

                                 CERTIFICATIONS

I, Thomas J. Falk, Chief Executive Officer of Kimberly-Clark Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Kimberly-Clark Corporation (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
         (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               /s/ Thomas J. Falk
                     ---------------------------------------
                     Thomas J. Falk, Chief Executive Officer



Date:  March 14, 2003

                                 CERTIFICATIONS

I, Mark A. Buthman, Chief Financial Officer of Kimberly-Clark Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Kimberly-Clark Corporation (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
         (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              /s/ Mark A. Buthman
                    ----------------------------------------
                    Mark A. Buthman, Chief Financial Officer


Date:  March 14, 2003

INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------
Kimberly-Clark Corporation:

We have audited the consolidated financial statements of Kimberly-Clark Corporation as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 6, 2003; such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Kimberly-Clark Corporation, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, the consolidated financial statement schedule listed in Item 15, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Dallas, Texas
February 6, 2003


SCHEDULE II                                                                     Kimberly-Clark Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Millions of dollars)

                                                                     Additions                 Deductions
                                                            --------------------------      -----------------
                                         Balance at         Charged to     Charged to         Write-Offs           Balance
                                         Beginning          Costs and        Other                and             at End of
         Description                     of Period          Expenses       Accounts(a)      Reclassifications       Period
---------------------------------------------------------------------------------------------------------------------------

December 31, 2002
     Allowances deducted from
       assets to which they apply

         Allowances for doubtful
           accounts...................    $  49.8           $  10.4         $  .2               $  12.0 (b)          $48.4

         Allowances for sales
           discounts..................       20.0             218.8            .6                 220.2 (c)           19.2

December 31, 2001
     Allowances deducted from
       assets to which they apply

         Allowances for doubtful
           accounts...................    $  53.2           $  18.2         $(3.1)              $  18.5 (b)          $49.8

         Allowances for sales
           discounts..................       19.9             215.9           2.0                 217.8 (c)           20.0


December 31, 2000
     Allowances deducted from
       assets to which they apply

         Allowances for doubtful
           accounts...................    $  50.9           $  12.7         $ 3.9               $  14.3 (b)          $53.2

         Allowances for sales
           discounts..................       20.7             203.7           (.4)                204.1 (c)           19.9

(a) Includes bad debt recoveries and the effects of changes in foreign currency exchange rates. Also includes the beginning balances resulting from acquisitions made during the year and from the consolidation of Kimberly-Clark Australia Pty. Ltd., the Corporation's Australian affiliate, and Hogla-Kimberly Limited, the Corporation's Israeli affiliate, in 2001 and 2000, respectively.

(b)  Primarily uncollectible receivables written off.

(c)  Sales discounts allowed.



SCHEDULE II                                                                     Kimberly-Clark Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Millions of dollars)

                                                                  Additions
                                                        ---------------------------
                                        Balance at      Charged to       Charged to                                Balance
                                        Beginning       Costs and          Other                                  at End of
         Description                    of Period       Expenses          Accounts          Deductions(a)           Period
---------------------------------------------------------------------------------------------------------------------------

December 31, 2002

     Deferred Taxes
         Valuation Allowance............  $177.2           $  55.3        $     -               $ (8.1)            $240.6

December 31, 2001

     Deferred Taxes
         Valuation Allowance............  $158.8           $     -        $     -               $(18.4)            $177.2


December 31, 2000

     Deferred Taxes
         Valuation Allowance............  $279.0           $(102.6)       $     -               $ 17.6             $158.8

(a)   Includes the net currency effects of translating valuation allowances at current rates under Statement of Financial
      Accounting Standards No. 52 of $(1.5) million in 2002, $(3.4) million in 2001 and $(17.8) million in 2000. Also, reflects a valuation allowance of approximately $24 million in 2001 related to a net operating loss carryforward that had not previously been recorded. This entry had no effect on the consolidated statement of income or the consolidated balance sheet.


                                  EXHIBIT INDEX
        ----------------------------------------------------------------

Exhibit No. (3)a. Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit No. (3)b.  By-Laws, as amended November 12, 2002.*

Exhibit No. (4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a. Management Achievement Award Program, as amended and restated, incorporated by reference to Exhibit No. (10)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit No. (10)b.  Executive Severance Plan, as amended and restated.*

Exhibit No. (10)c. Fourth Amended and Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit No. (10)c of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)d.  Executive Officer Achievement Award Program.*

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)f.  Deferred Compensation Plan, as amended.*

Exhibit No. (10)g.  Outside Directors' Stock Compensation Plan, as amended.*

Exhibit No. (10)h. Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended.*

Exhibit No. (10)i. Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated.*

Exhibit No. (10)j. Retirement Contribution Excess Benefit Program, as amended and restated, incorporated by reference to Exhibit No. (10)j of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)k. 1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)l. Outside Directors' Compensation Plan, as amended and restated.*

Exhibit No. (10)m. 2001 Equity Participation Plan, incorporated by reference to Exhibit No. (10)m of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 2002.*

Exhibit No. (13). Portions of the Corporation's 2002 Annual Report to Stockholders incorporated by reference in this Form 10-K.*

Exhibit No. (21).  Subsidiaries of the Corporation.*

Exhibit No. (23).  Independent Auditors' Consent.*

Exhibit No. (24).  Powers of Attorney.*

Exhibit No. (99.1). Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. (99.2). Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.