Form 10-Q
period 2003-03-31
KIMBERLY CLARK CORP
filed 2003-05-08
CIK 55785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 2, 2003, there were 508,725,269 shares of the Corporation's common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                                                                   Three Months Ended
                                                                                                         March 31
                                                                                                  ----------------------
(Millions of dollars, except per share amounts)                                                     2003           2002
------------------------------------------------------------------------------------------------------------------------

Net Sales ......................................................................................  $3,459.7      $3,330.9
     Cost of products sold .....................................................................   2,256.1       2,118.5
                                                                                                  --------      --------

Gross Profit  ..................................................................................   1,203.6       1,212.4
     Marketing, research and general expenses ..................................................     588.9         566.2
     Other (income) expense, net ...............................................................      35.4         (18.7)
                                                                                                  --------      --------

Operating Profit ...............................................................................     579.3         664.9
     Interest income ...........................................................................       4.8           3.7
     Interest expense ..........................................................................     (43.0)        (46.7)
                                                                                                  --------      --------

Income Before Income Taxes .....................................................................     541.1         621.9
     Provision for income taxes ................................................................     157.5         185.1
                                                                                                  --------      --------

Income Before Equity Interests .................................................................     383.6         436.8
     Share of net income of equity companies ...................................................      26.0          32.4
     Minority owners' share of subsidiaries' net income ........................................     (11.9)        (18.6)
                                                                                                  --------      --------

Income Before Cumulative Effect of Accounting Change ...........................................     397.7         450.6
     Cumulative effect of accounting change, net of income taxes ...............................         -         (11.4)
                                                                                                  --------      --------

Net Income    ..................................................................................  $  397.7      $  439.2
                                                                                                  ========      ========


Per Share Basis:

     Basic
         Income before cumulative effect of accounting change ..................................  $    .78      $    .87
                                                                                                  ========      ========
         Net income ............................................................................  $    .78      $    .84
                                                                                                  ========      ========

     Diluted
         Income before cumulative effect of accounting change ..................................  $    .78      $    .86
                                                                                                  ========      ========
         Net income ............................................................................  $    .78      $    .84
                                                                                                  ========      ========

     Cash Dividends Declared ...................................................................  $    .34      $    .30
                                                                                                  ========      ========







Unaudited

See Notes to Consolidated Financial Statements.


CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                                                            March 31,         December 31,
(Millions of dollars)                                                                         2003                2002
-----------------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
     Cash and cash equivalents .......................................................    $    363.8          $    494.5
     Accounts receivable .............................................................       1,935.1             1,952.1
     Inventories .....................................................................       1,490.6             1,430.1
     Other current assets ............................................................         458.1               397.2
                                                                                          ----------          ----------

         Total Current Assets ........................................................       4,247.6             4,273.9

Property .............................................................................      13,870.1            13,564.0
     Less accumulated depreciation ...................................................       6,176.1             5,944.6
                                                                                          ----------         -----------

         Net Property ................................................................       7,694.0             7,619.4

Investments in Equity Companies ......................................................         581.4               571.2

Goodwill .............................................................................       2,290.5             2,254.9

Other Assets  ........................................................................         912.2               866.4
                                                                                          ----------          ----------

                                                                                          $ 15,725.7          $ 15,585.8
                                                                                          ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Debt payable within one year ....................................................    $  1,101.8          $  1,086.6
     Accounts payable ................................................................       1,051.9             1,122.0
     Accrued expenses ................................................................       1,225.5             1,271.4
     Other current liabilities .......................................................         656.6               558.3
                                                                                          ----------          ----------

         Total Current Liabilities ...................................................       4,035.8             4,038.3

Long-Term Debt .......................................................................       2,779.6             2,844.0

Noncurrent Employee Benefit and Other Obligations ....................................       1,308.4             1,390.0

Deferred Income Taxes ................................................................         907.3               854.2

Minority Owners' Interests in Subsidiaries............................................         241.1               255.5

Preferred Securities of Subsidiary ...................................................         556.7               553.5

Stockholders' Equity .................................................................       5,896.8             5,650.3
                                                                                          ----------          ----------

                                                                                          $ 15,725.7          $ 15,585.8
                                                                                           =========          ==========



Unaudited

See Notes to Consolidated Financial Statements.


CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                                                                  Three Months Ended
                                                                                                        March 31
                                                                                               --------------------------
(Millions of dollars)                                                                            2003            2002
-------------------------------------------------------------------------------------------------------------------------

Operations
     Net income .............................................................................  $ 397.7          $ 439.2
     Cumulative effect of accounting change, net of income taxes ............................        -             11.4
     Depreciation ...........................................................................    181.9            170.9
     Changes in operating working capital ...................................................    (31.7)          (159.8)
     Deferred income tax provision ..........................................................     53.0             60.4
     Equity companies' earnings in excess of dividends paid .................................    (25.8)           (32.0)
     Postretirement benefits ................................................................    (63.4)             6.9
     Other ..................................................................................      9.0             24.1
                                                                                               -------          -------

         Cash Provided by Operations ........................................................    520.7            521.1
                                                                                               -------          -------

Investing
     Capital spending .......................................................................   (182.5)          (165.8)
     Acquisitions of businesses, net of cash acquired .......................................    (37.3)            (8.0)
     Proceeds from investments ..............................................................     14.4              4.0
     Net increase in time deposits ..........................................................    (84.6)           (10.7)
     Investments in marketable securities ...................................................     (5.4)               -
     Other ..................................................................................    (13.9)           (26.8)
                                                                                               -------          -------

         Cash Used for Investing ............................................................   (309.3)          (207.3)
                                                                                               -------          -------

Financing
     Cash dividends paid ....................................................................   (154.0)          (146.5)
     Net decrease in short-term debt ........................................................    (44.5)          (748.5)
     Proceeds from issuance of long-term debt ...............................................      6.3            792.2
     Repayments of long-term debt ...........................................................    (12.5)          (105.6)
     Proceeds from exercise of stock options ................................................     11.5             27.2
     Acquisitions of common stock for the treasury ..........................................   (129.0)          (166.7)
     Other ..................................................................................    (16.2)           (15.0)
                                                                                               -------          -------

         Cash Used for Financing ............................................................   (338.4)          (362.9)
                                                                                               -------          -------

Effect of Exchange Rate Changes on Cash and Cash Equivalents ................................     (3.7)            (7.1)
                                                                                               -------          -------

Decrease in Cash and Cash Equivalents .......................................................   (130.7)           (56.2)
                                                                                               -------          -------

Cash and Cash Equivalents, beginning of year ................................................    494.5            364.5
                                                                                               -------          -------

Cash and Cash Equivalents, end of period ....................................................  $ 363.8          $ 308.3
                                                                                               =======          =======






Unaudited

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

The unaudited consolidated financial statements have been prepared on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2002, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated income statement and condensed consolidated cash flow statement for the periods indicated.

1.   Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of Kimberly-Clark Corporation and all subsidiaries that are more than 50 percent owned and controlled (the "Corporation"). All significant intercompany transactions and accounts are eliminated in consolidation. Certain reclassifications have been made to conform prior year data to the current year presentation.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates. Changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, consumer and trade promotion and rebate accruals, postretirement and other employee benefits, workers compensation claims and certain product liability risks, excess and obsolete inventory, allowances for doubtful accounts, deferred tax assets and contingencies.

     Cash Equivalents

     Cash equivalents are short-term investments with an original maturity date of three months or less.

     Inventories and Distribution Costs

     Most U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method for financial reporting purposes, or market. The balance of the U.S. inventories and inventories of consolidated operations outside the U.S. are valued at the lower of cost, using either the First-In, First-Out (FIFO) or weighted-average cost methods, or market. Distribution costs are classified as cost of products sold.

     Available-for-Sale Securities

     Available-for-sale securities, consisting of debt securities issued by non-U.S. governments and unaffiliated corporations with maturity dates of two years or less, are carried at market value. Securities with maturity dates of one year or less are included in other current assets. Securities with maturity dates greater than one year are included in other assets. The securities are held by the Corporation's consolidated foreign financing subsidiary formed in February 2001. Unrealized holding gains or losses on these securities are recorded in other comprehensive income until realized.

     Property and Depreciation

     For financial reporting purposes, property, plant and equipment are stated at cost and are depreciated on the straight-line or units-of-production method. Buildings are depreciated over their estimated useful lives ranging from 7 to 50 years. Machinery and equipment are depreciated over their estimated useful lives ranging from 2 to 40 years. For income tax purposes, accelerated methods of depreciation are used. Purchases of computer software are capitalized. External costs and certain internal costs (including payroll and payroll-related costs of employees) directly associated with developing significant computer software applications for internal use are capitalized. Training and data conversion costs are expensed as incurred. Computer software costs are amortized on the straight-line method over the estimated useful life of the software but not in excess of five years.

     Estimated useful lives are periodically reviewed and, when warranted, changes are made that generally result in an acceleration of depreciation. Long-lived assets, including computer software, are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than its carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is generally measured using discounted cash flows. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet and any gain or loss on the transaction is included in income.

     The cost of major maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is charged to operations as incurred. Start-up costs for new or expanded facilities are expensed as incurred.

     Goodwill and Other Intangible Assets

     Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to systematic amortization, but rather is tested for impairment annually and whenever events and circumstances indicate that an impairment may have occurred. Impairment testing compares the carrying amount of the goodwill with its fair value. Fair value is estimated based on discounted cash flows. When the carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded. Intangible assets are amortized over their estimated useful lives. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. Measurement of an impairment loss would be based on discounted future cash flows compared to the carrying amount of the assets.

     Investments in Equity Companies

     Investments in equity companies over which the Corporation exercises significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board ("APB") Opinion 18, The Equity Method of Accounting for Investments in Common Stock. Although no impairment losses on equity company investments have yet been recognized, an impairment loss would be recorded whenever a decline in fair value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary", management would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity company, the near-term and longer-term operating and financial prospects of the equity company, and management's longer-term intent of retaining its investment in the equity company.

     Revenue Recognition

     Sales revenue for the Corporation and its reportable business segments is recognized at the time of product shipment or delivery, depending on when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Sales are reported net of estimated returns, consumer and trade promotions and freight allowed.

     Sales Incentives and Trade Promotion Allowances

     The cost of promotion activities offered to customers is classified as a reduction in sales revenue. In addition, the estimated redemption value of consumer coupons is recorded at the time the coupons are issued and classified as a reduction in sales revenue.

     Advertising Expense

     Advertising costs are expensed in the year the related advertisement is first presented by the media. For interim reporting purposes, advertising expenses are charged to operations as a percentage of sales based on estimated sales and related advertising expense for the full year.

     Research Expense

     Research and development costs are charged to expense as incurred.

     Environmental Expenditures

     Environmental expenditures related to current operations that qualify as property, plant and equipment or which substantially increase the economic value or extend the useful life of an asset are capitalized, and all other expenditures are expensed as incurred. Environmental expenditures that relate to an existing condition caused by past operations are expensed as incurred. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or a commitment to a formal plan of action. At environmental sites in which more than one potentially responsible party has been identified, a liability is recorded for the estimated allocable share of costs related to the Corporation's involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites in which the Corporation is the only responsible party, a liability for the total estimated costs of remediation is recorded. Liabilities for future expenditures for environmental remediation obligations are not discounted and do not reflect any anticipated recoveries from insurers.

     Stock-Based Employee Compensation

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 148, Accounting for Stock-Based Compensation and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation. The Corporation currently plans to continue to account for stock-based compensation using the intrinsic-value method permitted by APB Opinion 25,

     Accounting for Stock Issued to Employees. No employee compensation for stock options has been charged to earnings because the exercise prices of all stock options granted have been equal to the market value of the Corporation's common stock at the date of grant. The following presents information about net income and earnings per share as if the Corporation had applied the fair value expense recognition requirements of SFAS 123 to all employee stock options granted.


                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                                 -----------------------
     (Millions of dollars, except per share amounts)                                              2003             2002
     -------------------------------------------------------------------------------------------------------------------

     Net income, as reported...................................................................  $397.7           $439.2

     Less:       Stock-based employee compensation determined under
                 the fair value requirements of SFAS 123, net of income
                 tax benefits .................................................................    16.0             16.6
                                                                                                 ------           ------

     Pro forma net income .....................................................................  $381.7           $422.6
                                                                                                 ======           ======

     Earnings per share

              Basic - as reported .............................................................  $  .78           $  .84
                                                                                                 ======           ======

              Basic - pro forma ...............................................................  $  .75           $  .81
                                                                                                 ======           ======

              Diluted - as reported ...........................................................  $  .78           $  .84
                                                                                                 ======           ======

              Diluted - pro forma .............................................................  $  .75           $  .81
                                                                                                 ======           ======

     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

     Accounting Standards Changes and New Pronouncements

     On January 1, 2003, the Corporation adopted SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses the accounting and reporting for the retirement of long-lived assets and related retirement costs. Adoption of SFAS 143 had no effect on the Corporation's financial statements.

     On January 1, 2003, the Corporation adopted SFAS 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Adoption of SFAS 146 had no effect on the Corporation's financial statements.

     On January 1, 2003, the Corporation adopted FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires disclosure of guarantees. It also requires liability recognition for the fair value of guarantees made after December 31, 2002. Adoption of FIN 45 had no effect on the Corporation's financial statements.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51. FIN 46 requires consolidation of certain entities in which the primary beneficiary has a controlling financial interest despite not having voting control of such entities. It is reasonably possible the Corporation will be required to consolidate certain entities, as described in Note 13 to the consolidated financial statements included in the Corporation's Form 10-K for the year ended December 31, 2002, beginning in the third quarter of 2003. Consolidation of these entities is not expected to have a material adverse effect on the Corporation's results of operations or financial position, including its ability to obtain financing, because the debt of these entities is nonrecourse and the notes receivable are guaranteed.

2. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share ("EPS"). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

                                                                                               Average Common Shares
                                                                                             Outstanding for the Three
                                                                                                Months Ended March 31
                                                                                             -------------------------
     (Millions of shares)                                                                        2003           2002
     -----------------------------------------------------------------------------------------------------------------

     Basic .............................................................................        510.3           520.3
         Dilutive effect of stock options ..............................................           .7             3.1
         Dilutive effect of deferred compensation plan shares ..........................           .3              .3
                                                                                                -----           -----

     Diluted  ..........................................................................        511.3           523.7
                                                                                                =====           =====

     Options outstanding during the first quarter ended March 31, 2003 to purchase 26.8 million shares of common stock were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

     Options outstanding during the first quarter ended March 31, 2002 to purchase 5.8 million shares of common stock were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

     The number of common shares outstanding as of March 31, 2003 and 2002 was
     509.0 million and 519.1 million, respectively.

3. The following schedule presents inventories by major class as of March 31, 2003 and December 31, 2002:

                                                                                             March 31,     December 31,
     (Millions of dollars)                                                                     2003            2002
     ------------------------------------------------------------------------------------------------------------------

     At lower of cost on the First-In, First-Out (FIFO) method or market:
              Raw materials ............................................................     $  320.8        $  323.2
              Work in process...........................................................        169.0           186.7
              Finished goods ...........................................................        942.6           866.9
              Supplies and other .......................................................        226.5           210.7
                                                                                             --------        --------
                                                                                              1,658.9         1,587.5

         Excess of FIFO cost over Last-In, First-Out (LIFO) cost .......................       (168.3)         (157.4)
                                                                                             --------        --------

              Total ....................................................................     $1,490.6        $1,430.1
                                                                                             ========        ========

     FIFO value of total inventories valued on the LIFO method was $696.7 million and $642.7 million at March 31, 2003 and December 31, 2002, respectively.

4.   The following schedule presents the components of comprehensive income:

                                                                                                   Three Months Ended
                                                                                                         March 31
                                                                                                -----------------------
     (Millions of dollars)                                                                        2003            2002
     ------------------------------------------------------------------------------------------------------------------

     Net Income .............................................................................   $397.7          $439.2
     Unrealized currency translation adjustments, net of tax ................................    120.9           (67.4)
     Deferred losses on cash flow hedges, net of tax ........................................     (1.8)            (.1)
     Unrealized holding gains on securities .................................................       .5              .1
                                                                                                ------          ------

     Comprehensive income ...................................................................   $517.3          $371.8
                                                                                                ======          ======

5. The following schedule presents information concerning consolidated operations by business segment:

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                                ----------------------
     (Millions of dollars)                                                                       2003            2002
     -----------------------------------------------------------------------------------------------------------------
     NET SALES:

     Personal Care .......................................................................... $1,282.5        $1,257.2
     Consumer Tissue ........................................................................  1,325.3         1,254.8
     Business-to-Business ...................................................................    887.8           852.9
     Intersegment sales .....................................................................    (35.9)          (34.0)
                                                                                               -------        --------

     Consolidated ........................................................................... $3,459.7        $3,330.9
                                                                                              ========        ========

     OPERATING PROFIT (reconciled to income before income taxes):

     Personal Care .......................................................................... $  260.2        $  264.1
     Consumer Tissue ........................................................................    233.8           245.2
     Business-to-Business ...................................................................    144.5           159.9
     Other income (expense) - net ...........................................................    (35.4)           18.7
     Unallocated items - net ................................................................    (23.8)          (23.0)
                                                                                              --------        --------

     Total Operating Profit .................................................................    579.3           664.9

         Interest income ....................................................................      4.8             3.7
         Interest expense ...................................................................    (43.0)          (46.7)
                                                                                              --------        --------

     Income Before Income Taxes ............................................................. $  541.1        $  621.9
                                                                                              ========        ========

     Note: Unallocated items - net, consists of expenses not associated with the business segments.

Description of Business Segments:

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care; Consumer Tissue; and Business-to-Business. Each reportable segment is headed by an executive officer who reports to the Chief Executive Officer and is responsible for the development and execution of global strategies to drive growth and profitability of the Corporation's worldwide personal care, consumer tissue and business-to-business operations. These strategies include global plans for branding and product positioning, technology and research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. The principal sources of revenue in each of the global business segments are described below.

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






















Unaudited

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter of 2003 Compared With First Quarter of 2002

By Business Segment
(Millions of dollars)

Net Sales                                                                                             2003          2002
--------------------------------------------------------------------------------------------------------------------------

Personal Care...................................................................................    $1,282.5      $1,257.2
Consumer Tissue.................................................................................     1,325.3       1,254.8
Business-to-Business............................................................................       887.8         852.9
Intersegment sales..............................................................................       (35.9)        (34.0)
                                                                                                    --------      --------

Consolidated....................................................................................    $3,459.7      $3,330.9
                                                                                                    ========      ========

Commentary:

Consolidated net sales for the first quarter of 2003 were 3.9 percent higher than in 2002. Net sales in the first quarter of 2003 benefited from a 3 percent improvement in currency exchange rates, as well as sales volume growth in each of the business segments of approximately 2 percent. Net selling prices were 1 percent lower, reflecting a continued competitive environment, particularly in the diaper and training pant categories in North America.

o    Personal care net sales increased 2.0 percent in the first quarter.
     Sales volumes and currency effects were each 1.5 percent higher, partially offset by lower net selling prices. The decline in net selling prices reflects competitive price reductions and promotions, primarily in the North American diaper and training pant categories, partially offset by price increases in Latin America following currency devaluations.

     In North America, sales volumes of personal care products were about even with last year, as record first quarter sales volumes of Depend and Poise adult incontinence care products as well as Pull-Ups training pants and GoodNites youth pants were offset by lower shipments of Huggies diapers, which were down 4 percent. Net selling prices in North America were about
     2 percent lower. Personal care sales in Europe rose approximately
     19 percent in the quarter primarily due to favorable currency rates. Increased sales volumes of Pull-Ups and DryNites training and youth pants and other European personal care products were tempered by somewhat lower sales volumes and net selling prices for diaper products due to competitive activity. In Latin America, net sales decreased 11 percent, as sales volume and price increases were not sufficient to offset unfavorable currency throughout most of the region. Personal care net sales expanded 9 percent in Asia in the first quarter. Double-digit growth in Australia and Korea from both currency benefits and higher sales volumes was partially offset by continued economic weakness in the Philippines and Taiwan.

o Net sales of consumer tissue products increased 5.6 percent from 2002, primarily driven by currency effects in Europe and higher sales volumes in North America. Overall, changes in foreign currency rates boosted net sales by almost 5 percent and sales volumes increased by more than 2 percent, while net selling prices were about 1 percent lower due to promotional activity.

     In North America, sales volumes of consumer tissue products increased about 3 percent, highlighted by continued solid growth in Cottonelle and Scott bathroom tissue and Huggies baby wipes. Net selling prices declined approximately 1 percent due to increases in competitive promotion spending. In Europe, net sales climbed nearly 19 percent, but were essentially flat before currency effects. Sales volumes increased about 2 percent, reflecting market share gains for Scottex bathroom tissue in Spain and for Andrex bathroom tissue and Kleenex facial tissue in the U.K.; however, net selling prices declined by a similar amount. Meanwhile, consumer tissue net sales rose slightly in both Latin America and Asia.

o Net sales of business-to-business products increased 4.1 percent over last year. Favorable currency effects totaled nearly 4 percent and sales volumes advanced more than 2 percent. Sales volumes rose about 4 percent for the global health care business. The professional businesses sales volumes grew at double-digit rates in Latin America and Asia, but were essentially flat in North America and Europe. Overall net selling prices declined approximately 2 percent compared with the first quarter of last year.


     Operating Profit                                                                                2003          2002
     --------------------------------------------------------------------------------------------------------------------

     Personal Care ...............................................................................  $260.2        $264.1
     Consumer Tissue .............................................................................   233.8         245.2
     Business-to-Business ........................................................................   144.5         159.9
     Other income (expense) - net ................................................................   (35.4)         18.7
     Unallocated items - net .....................................................................   (23.8)        (23.0)
                                                                                                    ------        ------

     Consolidated ................................................................................  $579.3        $664.9
                                                                                                    ======        ======

     Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Consolidated operating profit in the first quarter of 2003 declined 12.9 percent from the prior year. Increased sales volumes, favorable currency effects and cost savings of more than $40 million achieved through the previously announced 2003 cost reduction programs contributed positively to the quarter. These factors, however, were more than offset by lower net selling prices, increases in key raw material costs, primarily for fiber and resin, and an increase in pension expense of approximately $35 million, as well as a significant change in other income (expense), net.

In the first quarter of 2003, the personal care and consumer tissue segments each generated more than $15 million of cost savings with the business-to-business segment contributing the balance of the cost savings programs' benefits. Each of the three segments also incurred more than $10 million of the increased pension expense.

Included in the first quarter of 2002 were charges for business improvement programs of $8.9 million primarily related to the previously announced plans to streamline manufacturing operations in Latin America and to consolidate administrative functions in Europe. These costs were included in the business segments as follows: personal care $3.4 million; consumer tissue $4.2 million; and business-to-business $1.3 million. These charges were included in the consolidated income statement as follows: cost of products sold $7.5 million; and marketing, research and general expenses $1.4 million.

o Personal care segment operating profit declined 1.5 percent from 2002, primarily due to the impacts in North America of competitive net selling prices and promotional activity in diapers and training pants. In Europe and Latin America, operating profit increased slightly. Operating profit growth in Asia was led by Australia and Korea due to favorable currency effects and the higher sales volumes.

o Consumer tissue segment operating profit decreased 4.6 percent below last year. In North America, operating profit declined slightly as increased promotional spending and higher raw material costs more than offset higher sales volumes and cost savings. In Europe and Latin America, operating profit was about even with last year. While in Asia, operating profit declined primarily due to the continued difficult economic conditions in Taiwan.

o Business-to-business segment operating profit decreased 9.6 percent from the prior year. Cost savings and higher sales volumes for health care products were not sufficient to overcome lower selling prices and higher fiber costs for other operations in the segment.

o Other income (expense), net for the first quarter of 2003 included a charge of $15.6 million, or $.02 per share, as a result of a legal judgment related to a 1987 European government grant to a facility that was sold in 1998. In addition to this charge, other expense in 2003 consisted primarily of currency transaction losses, while other income in 2002 included a gain of approximately $14 million on Australian dollar forward contracts related to last year's acquisition of the remaining 45 percent interest in Kimberly-Clark Australia Pty. Limited.

By Geography
(Millions of dollars)

Net Sales                                                                                             2003          2002
--------------------------------------------------------------------------------------------------------------------------

North America...................................................................................    $2,196.9      $2,210.8
Outside North America...........................................................................     1,391.4       1,251.9
Intergeographic sales...........................................................................      (128.6)       (131.8)
                                                                                                    --------      --------

Consolidated....................................................................................    $3,459.7      $3,330.9
                                                                                                    ========      ========


Operating Profit                                                                                      2003          2002
--------------------------------------------------------------------------------------------------------------------------

North America...................................................................................      $498.7        $538.1
Outside North America...........................................................................       139.8         131.1
Other income (expense) - net....................................................................       (35.4)         18.7
Unallocated items - net.........................................................................       (23.8)        (23.0)
                                                                                                      ------        ------

Consolidated....................................................................................      $579.3        $664.9
                                                                                                      ======        ======


Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

o Net sales in North America decreased .6 percent as the lower net selling prices for personal care and consumer tissue products more than offset the higher consumer tissue sales volumes.

o Net sales outside of North America increased 11.1 percent primarily due to favorable currency effects in Europe.

o Operating profit in North America declined 7.3 percent as the lower net selling prices more than offset the higher sales volumes and cost savings.

o Operating profit outside North America increased 6.6 percent. The growth of the health care business in Europe contributed to this improvement. Operating profit in 2002 included $7.8 million of charges for the previously discussed business improvement programs.

Additional Income Statement Commentary:

o Interest expense decreased because the effect of lower interest rates more than offset a higher average level of debt.

o The effective tax rate decreased from 29.8 percent in 2002 to 29.1 percent in 2003 primarily due to the resolution of certain prior year income tax matters.

o The Corporation's share of net income of equity companies in the first quarter decreased from $32.4 million in 2002 to $26.0 million in 2003 primarily due to lower net income at Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"). Compared with last year, depreciation of the Mexican peso reduced the Corporation's share of KCM's net income by approximately $10 million. Before currency effects, KCM's first quarter net sales and operating profit both improved 9 percent.

o    On a diluted basis, net income was $.78 per share, a decrease of
     7.1 percent compared with $.84 per share in the first quarter of 2002. The first quarter of 2002 included a charge of $.02 per share for the cumulative effect of an accounting change related to the adoption of an accounting pronouncement regarding trade and consumer promotion.

LIQUIDITY AND CAPITAL RESOURCES

o Cash provided by operations of $520.7 million in the first quarter was essentially even with 2002 even though the Corporation contributed $100 million to its U.S. defined benefit pension plan in March 2003.

o During the first quarter of 2003, the Corporation repurchased 2.5 million shares of its common stock at a cost of approximately $113 million. The Corporation has remaining authority, under a program authorized by its board of directors in November 2000, to repurchase 7.15 million shares of its common stock. In February 2003, the board of directors approved a new program authorizing the repurchase of an additional 20 million shares.

o On March 6, 2003, the Corporation announced the purchase of the Klucze tissue business in Poland from International Paper Company. Under the terms of the purchase agreement, the details of the transaction have not been disclosed. This acquisition is consistent with the Corporation's strategy of growing its global consumer tissue business and will provide it with a strong platform to expand its market leadership in Central and Eastern Europe. The allocation of the purchase price to the fair value of assets and liabilities acquired is currently in process and will be completed in 2003.

o At March 31, 2003, total debt and preferred securities was $4.4 billion, a decrease of $.1 billion from December 31, 2002. Net debt (total debt net of cash and cash equivalents and time deposits) and preferred securities was $3.9 billion at March 31, 2003, even with December 31, 2002. The ratio of net debt and preferred securities to capital at March 31, 2003 was
     38.9 percent, which is within the Corporation's targeted range of 35 to 45 percent.

o In April 2003, Standard & Poor's changed the way in which they evaluate liabilities for pensions and other postretirement benefits and is reviewing the credit ratings of a number of companies, including the Corporation, on credit watch. Management believes that because of the Corporation's strong balance sheet and ability to generate cash flow from operations this action will have no material impact on the Corporation's access to credit or borrowing costs.

o Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short- and long-term debt are adequate to fund working capital, capital spending and other needs of the business in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 148, Accounting for Stock-Based Compensation and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation. The Corporation currently plans to continue to account for stock-based compensation using the intrinsic-value method permitted by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. No employee compensation for stock options has been charged to earnings because the exercise prices of all stock options granted have been equal to the market value of the Corporation's common stock at the date of grant. As required by SFAS 148, pro forma disclosure of the fair value method of accounting is presented in the notes to the Corporation's consolidated financial statements.

On January 1, 2003, the Corporation adopted SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses the accounting and reporting for the retirement of long-lived assets and related retirement costs. Adoption of SFAS 143 had no effect on the Corporation's financial statements.

On January 1, 2003, the Corporation adopted SFAS 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Adoption of SFAS 146 had no effect on the Corporation's financial statements.

On January 1, 2003, the Corporation adopted FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires disclosure of guarantees. It also requires liability recognition for the fair value of guarantees made after December 31, 2002. Adoption of FIN 45 had no effect on the Corporation's financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51. FIN 46 requires consolidation of certain entities in which the primary beneficiary has a controlling financial interest despite not having voting control of such entities. It is reasonably possible the Corporation will be required to consolidate certain entities, as described in Note 13 to the consolidated financial statements included in the Corporation's Form 10-K for the year ended December 31, 2002, beginning in the third quarter of 2003. Consolidation of these entities is not expected to have a material adverse effect on the Corporation's results of operations or financial position, including its ability to obtain financing, because the debt of these entities is nonrecourse and the notes receivable are guaranteed.

ENVIRONMENTAL MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

OUTLOOK

In 2003, the Corporation is committed to increasing sales volume and reducing costs. Based on its progress in the first quarter, the Corporation remains comfortable with its previous guidance. The Corporation expects diluted earnings per share for the full year to be $3.34 per share or better, including the first quarter charge of $.02 per share for the European legal judgment.

Regarding the second quarter of 2003, given recent cost increases, particularly in fiber, energy and oil-based products, and the current competitive environment, the Corporation expects earnings per share for the quarter will be similar to the first quarter except it does not expect a charge similar to that for the European legal judgment. Although inflationary pressures will have some impact on the second quarter, the Corporation is taking extra measures to mitigate the effect on the year as a whole. It is reviewing all areas, from pricing to promotional activities to additional cost and expense reductions.

Finally, the Corporation will focus on further strengthening its cash flow in 2003. Cash flow will fund its growth investments and the recently announced
13 percent increase in its quarterly dividend. Cash flow will also enable the Corporation to continue repurchases of its common stock in 2003. The Corporation plans to repurchase approximately 2 percent of its outstanding common stock in 2003, depending on market conditions.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain information contained in this report is forward-looking and is based on various assumptions. Such information includes, without limitation, the business outlook, including new product introductions, cost savings and acquisitions, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation. These forward-looking statements are based upon management's expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that such events will occur or that the Corporation's results will be as estimated. For a description of certain factors that could cause the Corporation's future results to differ materially from those expressed in any such forward-looking statements, see the section of Part I, Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 entitled "Factors That May Affect Future Results."

Item 4.    Controls and Procedures.

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of internal controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The following material developments have occurred in the litigation proceedings described in Part I, Item 3 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"):

    o With respect to the lawsuits against Safeskin and certain of its former officers and directors described in the 2002 Form 10-K, the U.S. District Court for the Southern District of California approved the settlement agreement in March 2003, and all claims against Safeskin and the other defendants in those lawsuits have been released and dismissed with prejudice in accordance with the settlement agreement.

In management's opinion, none of the legal or administrative proceedings described above or in Part I, Item 3 of the Corporation's 2002 Form 10-K, individually or in the aggregate, is expected to have a material adverse effect on the Corporation's business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

The 2003 Annual Meeting of Stockholders was convened at 11:00 a.m. on Thursday, April 24, 2003, at the Corporation's World Headquarters, 351 Phelps Drive, Irving, Texas. Represented at the meeting in person or by proxy were 451,592,015 shares of common stock or at least 88.4 percent of all shares of common stock outstanding.

The following directors were elected to three-year terms expiring in 2006:
Dennis R. Beresford, Thomas J. Falk, Mae C. Jemison, M.D., and Randall L.Tobias. Of the shares represented at the meeting, at least 94.8 percent voted for each nominee. There were no broker non-votes with respect to this matter and the votes for and votes withheld for each nominee were as follows:


     Nominee                                         Votes For                    Votes Withheld
--------------------                                -----------                   --------------

Dennis R. Beresford                                 430,096,144                     21,495,871
Thomas J. Falk                                      428,024,804                     23,567,211
Mae C. Jemison, M.D.                                429,990,592                     21,601,423
Randall L. Tobias                                   428,167,974                     23,424,041

The Corporation's other directors are John F. Bergstrom,
Pastora San Juan Cafferty, Paul J. Collins, Robert W. Decherd,
Claudio X. Gonzalez, Linda Johnson Rice and Marc J. Shapiro.

The stockholders also voted on five proposals at the Annual Meeting. The following table shows the vote tabulation for the shares represented at the meeting:


                                                                          Votes                            Broker
                         Proposal                    Votes For           Against          Abstain         Non-votes
--------------------------------------------------  -----------         -----------     ----------        ---------

Management Proposal

Selection of auditors ............................  436,823,555          11,748,451      3,020,009             -

Stockholder Proposals

Relating to the Corporation's
     amended and restated rights
     agreement ...................................  270,265,324         114,040,527      6,751,693       60,534,471

Relating to expensing stock options ..............  197,618,919         175,119,165     18,319,461       60,534,470

Relating to indexing stock options for
     executives ..................................   58,816,607         323,852,076      8,388,862       60,534,470

Relating to an independent
     Chairman of the Board .......................   42,168,164         341,794,474      7,094,908       60,534,469

Approval of the stockholder proposals relating to the Corporation's amended and restated rights agreement and expensing stock options is not binding on the Corporation and the Board of Directors will evaluate these matters at a future Board meeting.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         (3)a Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

         (3)b By-Laws, as amended November 12, 2002, incorporated by reference to Exhibit No. (3)b of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

         (4) Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

         (10) Retirement Contribution Excess Benefit Program, as amended and restated, filed herewith.

         (99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         (99.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

The Corporation filed the following Current Reports after December 31, 2002 and prior to March 31, 2003:

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      KIMBERLY-CLARK CORPORATION
                                              (Registrant)





                                      By:  /s/ Mark A. Buthman
                                           ---------------------------------
                                           Mark A. Buthman
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)





                                      By:  /s/ Randy J. Vest
                                           ---------------------------------
                                           Randy J. Vest
                                           Vice President and Controller
                                           (principal accounting officer)






May 8, 2003

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              /s/ Thomas J. Falk
                                              ---------------------------
                                              Thomas J. Falk,
                                              Chief Executive Officer
May 8, 2003

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ Mark A. Buthman
                                              ---------------------------
                                              Mark A. Buthman,
                                              Chief Financial Officer
May 8, 2003

                                  EXHIBIT INDEX


         Exhibit No.                               Description

         (3)a Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

         (3)b By-Laws, as amended November 12, 2002, incorporated by reference to Exhibit No. (3)b of the Corporation's Annual Report on Form 10-K for the year ended
                                   December 31, 2002.

         (4) Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

         (10) Retirement Contribution Excess Benefit Program, as amended and restated, filed herewith.

         (99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         (99.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.