Form 10-Q
period 2003-06-30
KIMBERLY CLARK CORP
filed 2003-08-07
CIK 55785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes    X  .  No       .
    ------      ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X  .  No       .
    ------      ------

As of August 1, 2003, there were 506,650,990 shares of the Corporation's common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                                           Three Months                Six Months
                                                                           Ended June 30              Ended June 30
                                                                       ----------------------     ---------------------
(Millions of dollars, except per share amounts)                          2003          2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------

Net Sales ...........................................................  $ 3,544.6     $3,408.9     $7,004.3     $6,739.8
     Cost of products sold ..........................................    2,337.4      2,166.1      4,593.5      4,284.6
                                                                       ---------     --------     --------     --------

Gross Profit  .......................................................    1,207.2      1,242.8      2,410.8      2,455.2
     Marketing, research and general expenses .......................      579.5        587.3      1,168.4      1,153.5
     Other (income) expense, net ....................................       20.8         31.2         56.2         12.5
                                                                       ---------     --------     --------     --------

Operating Profit ....................................................      606.9        624.3      1,186.2      1,289.2
     Interest income ................................................        4.3          3.5          9.1          7.2
     Interest expense ...............................................      (44.6)       (45.1)       (87.6)       (91.8)
                                                                       ---------     --------     --------     --------

Income Before Income Taxes ..........................................      566.6        582.7      1,107.7      1,204.6
     Provision for income taxes .....................................      164.9        163.2        322.4        348.3
                                                                       ---------     --------     --------     --------

Income Before Equity Interests ......................................      401.7        419.5        785.3        856.3
     Share of net income of equity companies ........................       30.3         21.5         56.3         53.9
     Minority owners' share of subsidiaries' net income .............      (14.7)       (16.4)       (26.6)       (35.0)
                                                                       ---------     --------     --------     --------

Income Before Cumulative Effect of
     Accounting Change ..............................................      417.3        424.6        815.0        875.2
         Cumulative effect of accounting change,
              net of income taxes ...................................          -            -            -        (11.4)
                                                                       ---------     --------     --------     --------

Net Income    .......................................................  $   417.3     $  424.6     $  815.0     $  863.8
                                                                       =========     ========     ========     ========

Per Share Basis:

     Basic
         Income before cumulative effect of
              accounting change .....................................  $     .82     $    .82     $   1.60     $   1.69
                                                                       =========     ========     ========     ========
         Net income .................................................  $     .82     $    .82     $   1.60     $   1.66
                                                                       =========     ========     ========     ========

     Diluted
         Income before cumulative effect of
              accounting change .....................................  $     .82     $    .81     $   1.60     $   1.67
                                                                       =========     ========     ========     ========
         Net income .................................................  $     .82     $    .81     $   1.60     $   1.65
                                                                       =========     ========     ========     ========

     Cash Dividends Declared ........................................  $     .34     $    .30     $    .68     $    .60
                                                                       =========     ========     ========     ========







Unaudited

See Notes to Consolidated Financial Statements.


CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                                                         June 30,      December 31,
(Millions of dollars)                                                                      2003            2002
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and cash equivalents ........................................................  $   376.8        $   494.5
     Accounts receivable ..............................................................    1,876.4          1,952.1
     Inventories ......................................................................    1,559.5          1,430.1
     Other current assets .............................................................      512.6            397.2
                                                                                         ---------        ---------

         Total Current Assets .........................................................    4,325.3          4,273.9

Property ..............................................................................   14,404.2         13,564.0
     Less accumulated depreciation ....................................................    6,493.9          5,944.6
                                                                                         ---------        ---------

         Net Property .................................................................    7,910.3          7,619.4

Investments in Equity Companies .......................................................      614.1            571.2

Goodwill ..............................................................................    2,353.2          2,254.9

Other Assets  .........................................................................      966.8            866.4
                                                                                         ---------        ---------

                                                                                         $16,169.7        $15,585.8
                                                                                         =========        =========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Debt payable within one year .....................................................  $ 1,004.5        $ 1,086.6
     Accounts payable .................................................................    1,038.8          1,122.0
     Accrued expenses .................................................................    1,287.4          1,271.4
     Other current liabilities ........................................................      668.4            558.3
                                                                                         ---------        ---------

         Total Current Liabilities ....................................................    3,999.1          4,038.3

Long-Term Debt ........................................................................    2,807.8          2,844.0

Noncurrent Employee Benefit and Other Obligations .....................................    1,362.8          1,390.0

Deferred Income Taxes .................................................................      862.3            854.2

Minority Owners' Interests in Subsidiaries ............................................      258.1            255.5

Preferred Securities of Subsidiary ....................................................      559.7            553.5

Stockholders' Equity ..................................................................    6,319.9          5,650.3
                                                                                         ---------        ---------

                                                                                         $16,169.7        $15,585.8
                                                                                         =========        =========




Unaudited

See Notes to Consolidated Financial Statements.


CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                                                                    Six Months
                                                                                                   Ended June 30
(Millions of dollars)                                                                            2003         2002
--------------------------------------------------------------------------------------------------------------------

Operations
     Net income .............................................................................  $  815.0     $  863.8
     Cumulative effect of accounting change, net of income taxes ............................         -         11.4
     Depreciation ...........................................................................     370.7        341.1
     Changes in operating working capital ...................................................      39.3        (55.6)
     Deferred income tax (benefit) provision ................................................     (10.7)        77.7
     Equity companies' earnings in excess of dividends paid .................................     (30.9)       (25.1)
     Postretirement benefits ................................................................     (27.6)         6.7
     Other ..................................................................................      53.6         97.9
                                                                                               --------     --------

         Cash Provided by Operations ........................................................   1,209.4      1,317.9
                                                                                               --------     --------

Investing
     Capital spending .......................................................................    (402.1)      (382.0)
     Acquisitions of businesses, net of cash acquired .......................................     (45.2)      (405.1)
     Proceeds from sales of investments .....................................................      17.0         27.9
     Net (increase) decrease in time deposits ...............................................    (144.0)         1.2
     Investments in marketable securities ...................................................     (10.9)        (1.5)
     Other ..................................................................................     (14.6)         7.3
                                                                                               --------     --------

         Cash Used for Investing ............................................................    (599.8)      (752.2)
                                                                                               --------     --------

Financing
     Cash dividends paid ....................................................................    (327.5)      (302.5)
     Net decrease in short-term debt ........................................................    (132.5)      (638.3)
     Proceeds from issuance of long-term debt ...............................................       8.5        801.0
     Repayments of long-term debt ...........................................................     (19.7)      (127.9)
     Proceeds from exercise of stock options ................................................      17.4         53.5
     Acquisitions of common stock for the treasury ..........................................    (251.7)      (331.6)
     Other ..................................................................................     (27.3)       (31.8)
                                                                                               --------     --------

         Cash Used for Financing ............................................................    (732.8)      (577.6)
                                                                                               --------     --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents ................................       5.5         (8.6)
                                                                                               --------     --------

Decrease in Cash and Cash Equivalents .......................................................    (117.7)       (20.5)
                                                                                               --------     --------

Cash and Cash Equivalents, beginning of year ................................................     494.5        364.5
                                                                                               --------     --------

Cash and Cash Equivalents, end of period ....................................................  $  376.8     $  344.0
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



                                                                            Three Months           Six Months
                                                                            Ended June 30         Ended June 30
                                                                          -----------------     -----------------
     (Millions of dollars, except per share amounts)                       2003       2002       2003       2002
     ------------------------------------------------------------------------------------------------------------

     Net income, as reported ...........................................  $417.3     $424.6     $815.0     $863.8

     Less:    Stock-based employee compensation
              determined under the fair value requirements
              of SFAS 123, net of income tax benefits ..................    13.4       18.2       29.4       34.9
                                                                          ------     ------     ------     ------

     Pro forma net income ..............................................  $403.9     $406.4     $785.6     $828.9
                                                                          ======     ======     ======     ======

     Earnings per share

         Basic - as reported ...........................................  $  .82     $  .82     $ 1.60     $ 1.66
                                                                          ======     ======     ======     ======

         Basic - pro forma .............................................  $  .79     $  .79     $ 1.54     $ 1.60
                                                                          ======     ======     ======     ======

         Diluted - as reported .........................................  $  .82     $  .81     $ 1.60     $ 1.65
                                                                          ======     ======     ======     ======

         Diluted - pro forma ...........................................  $  .79     $  .77     $ 1.54     $ 1.58
                                                                          ======     ======     ======     ======


     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

2. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share ("EPS"). The average number of common shares outstanding used in the basic EPS computation is reconciled to those used in the diluted EPS computation as follows:


                                                                            Average Common Shares Outstanding
                                                                            Three Months         Six Months
                                                                            Ended June 30       Ended June 30
                                                                           ---------------     ---------------
     (Millions of shares)                                                  2003      2002      2003      2002
     ---------------------------------------------------------------------------------------------------------

     Basic ..............................................................  508.1     518.5     509.2     519.4
         Dilutive effect of stock options ...............................    1.3       3.8        .9       3.4
         Dilutive effect of deferred compensation plan
              shares ....................................................     .3        .3        .3        .3
                                                                           -----     -----     -----     -----

     Diluted  ...........................................................  509.7     522.6     510.4     523.1
                                                                           =====     =====     =====     =====


     Options outstanding during the three month and six month periods ended June 30, 2003 to purchase 20.5 million and 26.8 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

     Options outstanding during the three month and six month periods ended June 30, 2002 to purchase 11.4 million and 5.8 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

     The number of common shares outstanding as of June 30, 2003 and 2002 was
     507.0 million and 517.2 million, respectively.

3. The following schedule presents inventories by major class as of June 30, 2003 and December 31, 2002:

                                                                                         June 30,     December 31,
     (Millions of dollars)                                                                 2003         2002
     ---------------------------------------------------------------------------------------------------------
     At  lower of cost on the First-In, First-Out (FIFO) method or market:
              Raw materials ..........................................................  $  326.9      $  323.2
              Work in process ........................................................     191.0         186.7
              Finished goods .........................................................     995.5         866.9
              Supplies and other .....................................................     227.4         210.7
                                                                                        --------      --------
                                                                                         1,740.8       1,587.5

         Excess of FIFO cost over Last-In, First-Out (LIFO) cost .....................    (181.3)       (157.4)
                                                                                        --------      --------

              Total ..................................................................  $1,559.5      $1,430.1
                                                                                        ========      ========

     FIFO cost of total inventories on the LIFO method was $724.7 million and $642.7 million at June 30, 2003 and December 31, 2002, respectively.

4. In August 2003, the Corporation issued $500 million of 5.0% Notes due August 15, 2013. The proceeds were used to retire commercial paper. During June and July 2003, the Corporation issued redemption notices on $200 million of 7 7/8% and $200 million of 7.0% debentures, respectively. At June 30, 2003, the Corporation classified a net $100 million of commercial paper to be refinanced as long-term debt.

     In June 2003, the Corporation announced the repurchase of $45 million for industrial revenue bonds to be effective August 1, 2003. At June 30, 2003, the Corporation classified the $45 million as debt payable within one year and reduced long-term debt by that same amount.

5.   The following schedule presents the components of comprehensive income:



                                                                                                   Six Months
                                                                                                  Ended June 30
     (Millions of dollars)                                                                       2003        2002
     -------------------------------------------------------------------------------------------------------------
     Net Income .............................................................................  $  815.0     $863.8
     Unrealized currency translation adjustments, net of tax ................................     405.2       50.9
     Deferred losses on cash flow hedges, net of tax ........................................      (5.7)      (5.1)
     Unrealized holding gains on securities .................................................        .3          -
                                                                                               --------     ------

     Comprehensive income ...................................................................  $1,214.8     $909.6
                                                                                               ========     ======


6. The following schedule presents information concerning consolidated operations by business segment:



                                                                       Three Months               Six Months
                                                                       Ended June 30             Ended June 30
                                                                   ---------------------     ---------------------
     (Millions of dollars)                                           2003         2002         2003         2002
     -------------------------------------------------------------------------------------------------------------
     NET SALES:

     Personal Care ..............................................  $1,328.9     $1,329.1     $2,611.4     $2,586.3
     Consumer Tissue ............................................   1,287.1      1,215.2      2,612.4      2,470.0
     Business-to-Business .......................................     967.4        898.4      1,855.2      1,751.3
     Intersegment sales .........................................     (38.8)       (33.8)       (74.7)       (67.8)
                                                                   --------     --------     --------     --------

     Consolidated ...............................................  $3,544.6     $3,408.9     $7,004.3     $6,739.8
                                                                   ========     ========     ========     ========
     OPERATING PROFIT (reconciled to income before income taxes):

     Personal Care ..............................................  $  273.7     $  293.3     $  533.9     $  557.4
     Consumer Tissue ............................................     197.9        221.0        431.7        466.2
     Business-to-Business .......................................     181.3        171.1        325.8        331.0
     Other income (expense), net ................................     (20.8)       (31.2)       (56.2)       (12.5)
     Unallocated items - net ....................................     (25.2)       (29.9)       (49.0)       (52.9)
                                                                   --------     --------     --------     --------

     Total Operating Profit .....................................     606.9        624.3      1,186.2      1,289.2

         Interest income ........................................       4.3          3.5          9.1          7.2
         Interest expense .......................................     (44.6)       (45.1)       (87.6)       (91.8)
                                                                   --------     --------     --------     --------

     Income Before Income Taxes .................................  $  566.6     $  582.7     $1,107.7     $1,204.6
                                                                   ========     ========     ========     ========


Note: Unallocated items - net, consists of expenses not associated with the business segments.

Description of Business Segments:

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care; Consumer Tissue; and Business-to-Business. Each reportable segment is headed by an executive officer who reports to the Corporation's Chief Executive Officer and is responsible for the development and execution of global strategies to drive growth and profitability of the Corporation's worldwide personal care, consumer tissue and business-to-business operations. These strategies include global plans for branding and product positioning, technology and research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. The principal sources of revenue in each of the global business segments are described below.

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































Unaudited

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:
Second Quarter of 2003 Compared With Second Quarter of 2002

By Business Segment
(Millions of dollars)



Net Sales                                                                                          2003         2002
----------------------------------------------------------------------------------------------------------------------
Personal Care .................................................................................  $1,328.9     $1,329.1
Consumer Tissue ...............................................................................   1,287.1      1,215.2
Business-to-Business ..........................................................................     967.4        898.4
Intersegment sales ............................................................................     (38.8)       (33.8)
                                                                                                 --------     --------

Consolidated ..................................................................................  $3,544.6     $3,408.9
                                                                                                 ========     ========


Commentary:

Consolidated net sales for the second quarter of 2003 were 4.0 percent higher than in 2002, primarily driven by an improvement of about 4 percent in currency exchange rates. Sales volumes were essentially flat, reflecting weaker-than-expected growth in a number of key categories in North America, particularly diapers and consumer tissue products. Net selling prices were approximately the same as last year, as price increases in certain geographies were offset by continued high levels of competitive promotional spending overall.

o Personal care net sales were flat in the second quarter. Favorable currency effects of about 3 percent and slightly higher net selling prices were offset by lower sales volumes. Sales volumes were affected by intense competition in the diaper category in a number of key markets as well as a slowdown in category growth in North America.

     In North America, personal care sales volumes decreased approximately
     4 percent versus the second quarter of 2002 despite record shipments of Pull-Ups training pants, GoodNites youth pants and Huggies Little Swimmers swimpants. Although sales volumes of Huggies diapers were lower than last year, the brand's market share improved sequentially from the first quarter to the second quarter of 2003. Net selling prices of personal care products in North America were similar to last year. Personal care sales in Europe increased more than 11 percent primarily due to favorable currency rates, partially offset by lower sales volumes for diaper products. In Asia, personal care net sales rose nearly 11 percent, highlighted by strong double-digit growth in Australia from a combination of favorable currency effects and higher sales volumes. Sales volumes were higher for a majority of the Corporation's operations in the region. Finally, in Latin America, sales decreased about 15 percent, as selling price increases were not sufficient to offset weakness in sales volumes and unfavorable currency effects throughout most of the region.

o Net sales of consumer tissue products increased 5.9 percent from 2002, primarily driven by favorable currency effects in Europe and Australia. Overall sales volumes increased nearly 1 percent. Net selling prices were about the same as last year, as response to competitive promotional activity in North America and Europe negated list price increases mainly in those geographies.

     In North America, sales volumes of tissue products rose 1 percent. Sales volume growth remained solid for Cottonelle and Scott bathroom tissue despite below-trend consumer demand for the overall category. Net selling prices were down almost 1 percent due to increases in competitive promotion spending. In Europe, net sales advanced about 20 percent primarily as a result of favorable currency exchange rates for the euro and the British pound. Sales volumes rose about 3 percent and net selling prices rose more than 1 percent. Meanwhile, consumer tissue net sales were more than 5 percent higher in Asia, as sales volume increases in Korea and favorable currency effects in Australia were partially offset by continued weakness in Taiwan. In Latin America, net sales declined almost 1 percent, as unfavorable currency effects more than offset sales volume increases of nearly 4 percent.

o Net sales of business-to-business products increased 7.7 percent in the quarter, boosted by sales volume growth of about 3 percent and a more than 4 percent benefit from favorable currency effects. The Corporation's global health care business posted record quarterly net sales. Sales volumes for health care products rose almost 10 percent, with strong growth outside North America and substantially higher sales of face masks and gloves. Sales volumes for the professional businesses increased approximately
     4 percent in North America and nearly 10 percent in Asia, but were flat in Europe. Overall segment selling prices declined about 1 percent compared with the second quarter of last year.



Operating Profit                                                                                     2003      2002
--------------------------------------------------------------------------------------------------------------------
Personal Care ...................................................................................  $273.7     $293.3
Consumer Tissue .................................................................................   197.9      221.0
Business-to-Business ............................................................................   181.3      171.1
Other income (expense), net .....................................................................   (20.8)     (31.2)
Unallocated items - net .........................................................................   (25.2)     (29.9)
                                                                                                   ------     ------

Consolidated ....................................................................................  $606.9     $624.3
                                                                                                   ======     ======


Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Consolidated operating profit in the second quarter of 2003 declined 2.8 percent from the prior year. The Corporation made further progress in its efforts to reduce costs in 2003, as it achieved savings of nearly $50 million in the quarter, up from more than $40 million in the first quarter. These savings are net of higher resin costs. The cost reductions, however, were more than offset by an increase in pension expense of about $35 million and higher fiber and energy costs of approximately $40 million.

Each of the three business segments incurred more than $10 million of the increased pension expense.

Included in the second quarter of 2002 were charges for business improvement programs of $15.1 million primarily related to the previously announced plans to streamline manufacturing operations in Latin America and to consolidate administrative functions in Europe. The major components of the charge were severance costs of approximately $9.7 million and additional depreciation of $2.3 million. These costs were included in the business segments as follows: personal care $4.6 million; consumer tissue $7.3 million; and business-to-business $3.2 million. These charges were included in the consolidated income statement as follows: cost of products sold $6.6 million; and marketing, research and general expenses $8.5 million.

o Personal care segment operating profit declined 6.7 percent primarily due to the lower diaper sales volumes, primarily in North America, partially offset by cost reduction programs. Operating profit improved somewhat in Europe, due to cost savings, and in Asia on the strength of performance in Australia. However, in Latin America, operating profit declined primarily because of the lower sales volumes attributable in part to weak economic conditions in the region.

o Consumer tissue segment operating profit decreased 10.5 percent from last year, despite the higher sales volumes and significant cost savings. These benefits were more than offset by higher fiber and energy costs and increased promotional activity. Promotional levels remained high for consumer tissue products in North America and Europe, which limited recovery of the higher fiber costs.

o Business-to-business segment operating profit increased 6.0 percent from the prior year. Operating profit for the health care business achieved an all-time record driven by the sales volume growth and the benefits of cost savings programs. Operating profit for the Corporation's professional businesses in both North America and Europe increased due to cost reductions that more than offset higher fiber costs.

o Other income (expense), net included a charge of $26.5 million, or $.03 per share, in 2002 for losses associated with tax credits in Brazil. The second quarter of 2002 also included higher transaction currency gains compared with 2003. The second quarter of 2003 reflects a higher level of expenses related to affordable housing and historic renovation real estate projects than 2002.


By Geography
(Millions of dollars)


Net Sales                                                                                       2003         2002
-------------------------------------------------------------------------------------------------------------------
North America ..............................................................................  $2,232.4     $2,252.4
Outside North America ......................................................................   1,456.0      1,293.5
Intergeographic sales ......................................................................    (143.8)      (137.0)
                                                                                              --------     --------

Consolidated ...............................................................................  $3,544.6     $3,408.9
                                                                                              ========     ========




Operating Profit                                                                                2003          2002
-------------------------------------------------------------------------------------------------------------------
North America ..............................................................................  $  514.6     $  554.7
Outside North America ......................................................................     138.3        130.7
Other income (expense), net ................................................................     (20.8)       (31.2)
Unallocated items - net ....................................................................     (25.2)       (29.9)
                                                                                              --------     --------

Consolidated ...............................................................................  $  606.9     $  624.3
                                                                                              ========     ========


Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

o Net sales in North America decreased .9 percent from last year primarily due to the lower sales volumes for personal care products.

o Net sales outside of North America increased 12.6 percent principally due to the favorable currency effects in Europe.

o Operating profit in North America decreased 7.2 percent because the lower personal care sales volumes, higher fiber and energy costs, and higher pension expense more than offset the benefits of cost savings programs.

o Operating profit outside North America increased 5.8 percent. Personal care operating results in Europe and Asia, and the growth of the health care business contributed to the improvement but were partially offset by lower earnings in the Latin American personal care business. Operating profit in 2002 included $11.0 million of charges for the previously discussed business improvement programs.

Additional Income Statement Commentary:

o Interest expense decreased because the benefit of lower interest rates more than offset a higher average level of debt.

o The effective tax rate increased from 28.0 percent in 2002 to 29.1 percent in 2003 due to the favorable resolution of certain prior year income tax matters in the second quarter of 2002.

o The Corporation's share of net income of equity companies in the second quarter increased to $30.3 million in 2003 from $21.5 million in 2002 primarily due to higher net income at Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"). Most of the increase in KCM's results was attributable to lower currency transaction losses compared with last year. Before currency effects, KCM's second quarter sales improved approximately 6 percent, nearly offsetting inflationary cost increases.

o On a diluted basis, net income was $.82 per share, an increase of 1.2 percent compared with $.81 per share in 2002.

First Six Months of 2003 Compared With First Six Months of 2002


By Business Segment
(Millions of dollars)


Net Sales                                                                                          2003         2002
----------------------------------------------------------------------------------------------------------------------
Personal Care .................................................................................  $2,611.4     $2,586.3
Consumer Tissue ...............................................................................   2,612.4      2,470.0
Business-to-Business ..........................................................................   1,855.2      1,751.3
Intersegment sales ............................................................................     (74.7)       (67.8)
                                                                                                 --------     --------

Consolidated ..................................................................................  $7,004.3     $6,739.8
                                                                                                 ========     ========



Operating Profit                                                                                   2003         2002
----------------------------------------------------------------------------------------------------------------------

Personal Care .................................................................................  $  533.9     $  557.4
Consumer Tissue ...............................................................................     431.7        466.2
Business-to-Business ..........................................................................     325.8        331.0
Other income (expense), net ...................................................................     (56.2)       (12.5)
Unallocated items - net .......................................................................     (49.0)       (52.9)
                                                                                                 --------     --------

Consolidated ..................................................................................  $1,186.2     $1,289.2
                                                                                                 ========     ========


Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

Consolidated net sales for the first six months of 2003 were 3.9 percent higher than in the prior year. Excluding favorable currency effects, net sales were essentially flat. Overall, an increase in sales volumes of about 1 percent was offset by higher promotion spending of nearly 1 percent.

o Net sales of personal care products, excluding currency effects, were more than 1 percent lower due to a decline in sales volumes. Net selling prices were slightly below last year.

o Net sales of consumer tissue products, excluding currency effects, increased about 1 percent. Sales volumes increased more than 1 percent, however, net selling prices were slightly lower than last year.

o Excluding currency effects, net sales of business-to-business products were nearly 2 percent higher due to increased sales volumes.

Consolidated operating profit declined 8.0 percent due to higher promotional spending, higher fiber and energy costs and increased pension expense of approximately $70 million that more than offset the benefits of cost reduction programs of nearly $90 million.

Each of the three business segments incurred more than $20 million of the increased pension expense.

Included in the first six months of 2002 were charges for business improvement programs of $24.0 million primarily related to the previously announced plans to streamline manufacturing operations in Latin America and to consolidate administrative functions in Europe. The major components of the charge were severance costs of nearly $11.5 million and additional depreciation of $6.6 million. These costs were included in the business segments as follows: personal care $8.0 million; consumer tissue $11.5 million; and business-to-business $4.5 million. These charges were included in the consolidated income statement as follows: cost of products sold $14.1 million; and marketing, research and general expenses $9.9 million.

o Personal care segment operating profit decreased 4.2 percent primarily due to lower sales volumes and net selling prices because of the competitive environment.

o Consumer tissue segment operating profit declined 7.4 percent because lower net selling prices, due to promotional spending, and higher fiber, energy and distribution costs more than offset higher sales volumes and the benefit of cost savings programs.

o Business-to-business segment operating profit declined 1.6 percent because cost savings and higher sales volumes for health care products were not sufficient to overcome lower net selling prices and higher fiber costs for other operations in the segment.

o Other income (expense), net included a charge of $15.6 million, or $.02 per share, in 2003 for a legal judgment in Europe, compared with the previously mentioned $26.5 million in 2002 for tax credit related losses in Brazil. In addition to these charges, other expense in 2003 reflected currency transaction losses compared with other income in 2002 for currency transaction gains, including a gain of $17.3 million on Australian dollar forward contracts related to last year's acquisition of the remaining
     45 percent interest in Kimberly-Clark Australia Pty. Limited.


By Geography
(Millions of dollars)


Net Sales                                                                                       2003         2002
-------------------------------------------------------------------------------------------------------------------
North America ..............................................................................  $4,429.3     $4,463.2
Outside North America ......................................................................   2,847.4      2,545.4
Intergeographic sales ......................................................................    (272.4)      (268.8)
                                                                                              --------     --------

Consolidated ...............................................................................  $7,004.3     $6,739.8
                                                                                              ========     ========




Operating Profit                                                                                2003         2002
-------------------------------------------------------------------------------------------------------------------
North America ..............................................................................  $1,013.3     $1,092.8
Outside North America ......................................................................     278.1        261.8
Other income (expense), net ................................................................     (56.2)       (12.5)
Unallocated items - net ....................................................................     (49.0)       (52.9)
                                                                                              --------     --------

Consolidated ...............................................................................  $1,186.2     $1,289.2
                                                                                              ========     ========


Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

o Net sales in North America declined .8 percent, as the lower net selling prices for personal care and consumer tissue products and lower personal care sales volumes more than offset higher sales volumes for consumer tissue and business-to-business products.

o Net sales outside North America increased 11.9 percent primarily due to favorable currency effects in Europe.

o Operating profit in North America decreased 7.3 percent because the effects of the lower net sales for personal care and consumer tissue products, higher fiber and energy costs and increased pension expense more than offset cost savings benefits.

o Operating profit outside North America increased 6.2 percent. Personal care results in Europe and Asia, and the growth of the health care business contributed to this improvement. Lower earnings in the Latin American personal care business partially offset this improvement. Operating profit in 2002 included $18.8 million of charges for the previously discussed business improvement programs.

Additional Income Statement Commentary:

o Interest expense decreased because the benefit of lower interest rates more than offset a higher average level of debt.

o The Corporation's share of net income of equity companies increased to $56.3 million in 2003 from $53.9 million in 2002, as lower net income from KCM was more than offset by higher earnings elsewhere in Latin America.

o    On  a diluted basis, net income was $1.60 per share in 2003, a decrease of
     3.0 percent compared with $1.65 per share in 2002. The first six months of 2002 included a charge of $.02 per share for the cumulative effect of an accounting change related to the adoption of an accounting pronouncement regarding trade and consumer promotion.

LIQUIDITY AND CAPITAL RESOURCES

o Cash provided by operations for the first six months of 2003 decreased $108.5 million or 8 percent compared with the first six months of 2002. The effect on working capital of higher levels of finished goods inventory, principally due to the lower sales volumes, was primarily offset by increased income tax liabilities due to net refunds of prior year taxes and lower payments of U.S. federal taxes. In 2003, cash provided by operations was reduced by a contribution of $100 million to the Corporation's U.S. defined benefit pension plan.

o    During the first six months of 2003, the Corporation repurchased
     4.7 million shares of its common stock at a cost of approximately $225 million, including 2.2 million shares repurchased in the second quarter at a cost of approximately $113 million.

o At June 30, 2003, total debt and preferred securities was $4.4 billion, a decrease of $.1 billion from December 31, 2002. Net debt (total debt net of cash and cash equivalents and time deposits) and preferred securities was $3.8 billion at June 30, 2003 compared with $3.9 billion at December 31, 2002. The ratio of net debt and preferred securities to capital at June 30, 2003 was 36.4 percent, which is within the Corporation's target range of 35 to 45 percent.

o In July 2003, Standard & Poor's ("S&P") revised the Corporation's credit rating for long-term debt from AA to AA-. Moody's Investor Service maintained its short- and long-term ratings but changed the Corporation's outlook to negative from stable, indicating that a ratings downgrade could be possible within the next 12 months. These changes were primarily based on the Corporation's recent business performance in the heightened competitive environment and because S&P changed the way in which it evaluates liabilities for pensions and other postretirement benefits. Management believes that these actions will not have a material adverse effect on the Corporation's access to credit or its borrowing costs since these credit ratings remain strong and are in the top eight percent of companies listed in S&P's ranking of the 500 largest companies. The Corporation's commercial paper continues to be rated in the top category.

o In June 2003, the Corporation filed a registration statement with the Securities and Exchange Commission to issue up to $1.5 billion in long-term debt securities.

     As part of its financing plan, in August 2003, the Corporation issued
     $500 million of 5.0% Notes due August 15, 2013. The proceeds were used to retire commercial paper. In connection with the borrowing, the Corporation entered into an interest rate swap agreement maturing on August 15, 2013 with a counterparty under which the difference between fixed- and floating-rate interest amounts calculated on a $300 million notional amount is exchanged on a quarterly basis. The floating rate is 3-month average LIBOR plus 4.4 basis points. The swap agreement will permit the Corporation to maintain its desired ratio of fixed and floating-rate borrowings. During June and July 2003, the Corporation issued redemption notices on $200 million of 7 7/8% and $200 million of 7.0% debentures, respectively. At June 30, 2003, the Corporation classified a net $100 million of commercial paper to be refinanced as long-term debt. The costs associated with redeeming the debentures, totaling approximately $20 million, will be recorded in the third quarter.

     In June 2003, the Corporation announced the repurchase of $45 million of industrial revenue bonds to be effective August 1, 2003. At June 30, 2003, the Corporation classified the $45 million as debt payable within one year and reduced long-term debt by that same amount.

o During the first quarter of 2003, a minority owner in Kimberly-Clark Peru S.A. informed the Corporation of its intent to exercise an option to sell its 49 percent ownership to the Corporation. This acquisition closed in July 2003. During the second quarter of 2003, the Corporation's partner in its joint tissue venture in Brazil informed the Corporation of its intent to exercise its option to sell its 50 percent ownership in the venture to the Corporation. This acquisition is expected to close in August 2003. The combined cash cost of these transactions is approximately $200 million.

o Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs of the business in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires that certain instruments classified as part of stockholders' equity or between stockholders' equity and liabilities be classified as liabilities effective in the third quarter of 2003. The Corporation currently has no such instruments and, accordingly, adoption of SFAS 150 will have no effect on the Corporation's consolidated financial position.

In January 2003, the FASB issued Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. FIN 46 requires consolidation of certain entities in which the primary beneficiary has a controlling financial interest despite not having voting control. Likewise, it does not permit consolidation of entities in which an entity has voting control but not a controlling financial interest. The Corporation is continuing to evaluate the impact of applying FIN 46 and has not yet completed this analysis. It is reasonably possible that the Corporation will be required to consolidate certain of the entities described in Note 13 to the consolidated financial statements included in the Corporation's Form 10-K for the year ended
December 31, 2002, beginning in the third quarter of 2003. Also, it is reasonably possible that the Corporation will be required to deconsolidate its Luxembourg financing subsidiary described in Note 9 to such consolidated financial statements. The debt of the entities that may become consolidated is nonrecourse and the notes receivable are guaranteed, and the net obligation to a third party in the Luxembourg financing subsidiary is presently included as preferred securities of subsidiary and included in the Corporation's ratio of net debt and preferred securities to capital. Therefore, consolidation/ deconsolidation of these entities is not expected to have a material adverse effect on the Corporation's results of operations or financial position, including its ability to obtain financing.

ENVIRONMENTAL MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

OUTLOOK

Based on soft growth in the product categories in which it competes, intense competition and higher raw material and energy costs, the Corporation expects its business environment will remain difficult. Management will continue to focus on increasing sales volumes and aggressively reducing costs over the balance of 2003 in order to manage the challenges the Corporation is facing.

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

Item 4.    Controls and Procedures.

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of internal controls.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)        Exhibits

           (3)a Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

           (3)b     By-Laws, as amended April 24, 2003, filed herewith.

           (4) Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

           (31)a Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

           (31)b Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

           (32)a Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

           (32)b Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

(b)        Reports on Form 8-K

The Corporation filed the following Current Report after March 31, 2003 and prior to June 30, 2003:

           Current Report on Form 8-K dated April 22, 2003, to furnish the text of a press release issued on April 22, 2003 regarding first quarter results of operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        KIMBERLY-CLARK CORPORATION
                                              (Registrant)





                                   By:  /s/ Mark A. Buthman
                                        ----------------------------------------
                                        Mark A. Buthman
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)





                                   By:  /s/ Randy J. Vest
                                        ----------------------------------------
                                        Randy J. Vest
                                        Vice President and Controller
                                        (principal accounting officer)






August 7, 2003

                                 EXHIBIT INDEX

Exhibit No.                                   Description

(3)a Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Coporation's Annual Report on Form 10-K for the year ended December 31, 1999.

(3)b      By-Laws, as amended April 24, 2003, filed herewith.

(4) Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

(32)b Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.