Form 10-Q
period 2003-09-30
KIMBERLY CLARK CORP
filed 2003-11-06
CIK 55785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes   X  .  No      .
    -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X  .  No      .
    -----      -----

As of October 31, 2003, there were 504,459,002 shares of the Corporation's common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


CONSOLIDATED INCOME STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30                   September 30
                                                                  -----------------------       -------------------------
(Millions of dollars, except per share amounts)                     2003           2002           2003            2002
-------------------------------------------------------------------------------------------------------------------------


Net Sales ......................................................  $3,641.6       $3,486.7       $10,645.9       $10,226.5
     Cost of products sold .....................................   2,426.7        2,246.5         7,020.2         6,531.1
                                                                  --------       --------       ---------       ---------

Gross Profit  ..................................................   1,214.9        1,240.2         3,625.7         3,695.4
     Marketing, research and general expenses ..................     589.6          579.1         1,758.0         1,732.6
     Other (income) expense, net ...............................      21.3           16.3            77.5            28.8
                                                                  --------       --------       ---------       ---------

Operating Profit ...............................................     604.0          644.8         1,790.2         1,934.0
     Interest income ...........................................       4.8            3.6            13.9            10.8
     Interest expense ..........................................     (40.6)         (45.1)         (128.2)         (136.9)
                                                                  --------       --------       ---------       ---------

Income Before Income Taxes .....................................     568.2          603.3         1,675.9         1,807.9
     Provision for income taxes ................................     157.8          176.4           480.2           524.7
                                                                  --------       --------       ---------       ---------

Income Before Equity Interests .................................     410.4          426.9         1,195.7         1,283.2
     Share of net income of equity companies ...................      21.9           28.1            78.2            82.0
     Minority owners' share of subsidiaries'
         net income ............................................     (12.6)         (13.8)          (39.2)          (48.8)
                                                                  --------       --------       ---------       ---------

Income Before Cumulative Effect of
     Accounting Change .........................................     419.7          441.2         1,234.7         1,316.4
         Cumulative effect of accounting change,
              net of income taxes ..............................         -              -               -           (11.4)
                                                                  --------       --------       ---------       ---------

Net Income    ..................................................  $  419.7       $  441.2       $ 1,234.7       $ 1,305.0
                                                                  ========       ========       =========       =========


Per Share Basis:

     Basic
         Income before cumulative effect of
              accounting change ................................  $    .83       $    .85       $    2.43       $    2.54
                                                                  ========       ========       =========       =========
         Net income ............................................  $    .83       $    .85       $    2.43       $    2.52
                                                                  ========       ========       =========       =========
     Diluted
         Income before cumulative effect of
              accounting change ................................  $    .83       $    .85       $    2.42       $    2.52
                                                                  ========       ========       =========       =========
         Net income ............................................  $    .83       $    .85       $    2.42       $    2.50
                                                                  ========       ========       =========       =========

     Cash Dividends Declared ...................................  $    .34       $    .30       $    1.02       $     .90
                                                                  ========       ========       =========       =========




Unaudited

See Notes to Consolidated Financial Statements.


CONDENSED CONSOLIDATED BALANCE SHEET
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

                                                                                      September 30,      December 31,
(Millions of dollars)                                                                     2003               2002
---------------------------------------------------------------------------------------------------------------------

ASSETS


Current Assets
     Cash and cash equivalents .....................................................    $   305.0           $   494.5
     Accounts receivable ...........................................................      1,795.3             1,952.1
     Inventories ...................................................................      1,549.6             1,430.1
     Other current assets ..........................................................        597.6               397.2
                                                                                        ---------           ---------

         Total Current Assets ......................................................      4,247.5             4,273.9

Property ...........................................................................     14,746.0            13,564.0
     Less accumulated depreciation .................................................      6,640.6             5,944.6
                                                                                        ---------           ---------

         Net Property ..............................................................      8,105.4             7,619.4

Investments in Equity Companies ....................................................        459.7               571.2

Goodwill ...........................................................................      2,596.4             2,254.9

Other Assets  ......................................................................        996.7               866.4
                                                                                        ---------           ---------

                                                                                        $16,405.7           $15,585.8
                                                                                        =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Debt payable within one year ..................................................    $   971.4           $ 1,086.6
     Accounts payable ..............................................................      1,071.8             1,122.0
     Accrued expenses ..............................................................      1,332.6             1,271.4
     Other current liabilities .....................................................        532.9               558.3
                                                                                        ---------           ---------

         Total Current Liabilities .................................................      3,908.7             4,038.3

Long-Term Debt .....................................................................      2,821.8             2,844.0

Noncurrent Employee Benefit and Other Obligations ..................................      1,418.4             1,390.0

Deferred Income Taxes ..............................................................        942.7               854.2

Minority Owners' Interests in Subsidiaries .........................................        245.5               255.5

Preferred Securities of Subsidiary .................................................        562.6               553.5

Stockholders' Equity ...............................................................      6,506.0             5,650.3
                                                                                        ---------           ---------

                                                                                        $16,405.7           $15,585.8
                                                                                        =========           =========





Unaudited

See Notes to Consolidated Financial Statements.


CONDENSED CONSOLIDATED CASH FLOW STATEMENT
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES


                                                                                                   Nine Months Ended
                                                                                                     September 30
(Millions of dollars)                                                                            2003            2002
-----------------------------------------------------------------------------------------------------------------------


Operations
     Net income .............................................................................  $1,234.7        $1,305.0
     Cumulative effect of accounting change, net of income taxes ............................         -            11.4
     Depreciation ...........................................................................     550.7           518.3
     Changes in operating working capital ...................................................     108.7          (157.3)
     Deferred income tax provision ..........................................................      34.0            97.6
     Equity companies' earnings in excess of dividends paid .................................     (27.5)          (25.8)
     Postretirement benefits ................................................................      (7.6)           11.5
     Other ..................................................................................     126.1           114.2
                                                                                               --------        --------

         Cash Provided by Operations ........................................................   2,019.1         1,874.9
                                                                                               --------        --------

Investing
     Capital spending .......................................................................    (653.2)         (603.4)
     Acquisitions of businesses, net of cash acquired .......................................    (258.3)         (407.7)
     Proceeds from sales of investments .....................................................      20.7            34.4
     Net increase in time deposits ..........................................................    (205.4)          (36.7)
     Investments in marketable securities ...................................................     (10.8)           (1.7)
     Other ..................................................................................     (14.3)           (1.6)
                                                                                               --------        --------

         Cash Used for Investing ............................................................  (1,121.3)       (1,016.7)
                                                                                               --------        --------

Financing
     Cash dividends paid ....................................................................    (500.0)         (457.9)
     Net decrease in short-term debt ........................................................    (261.2)         (580.2)
     Proceeds from issuance of long-term debt ...............................................     522.7           817.7
     Repayments of long-term debt ...........................................................    (479.3)         (136.3)
     Proceeds from exercise of stock options ................................................      20.3            62.4
     Acquisitions of common stock for the treasury ..........................................    (357.9)         (480.2)
     Other ..................................................................................     (44.2)          (34.0)
                                                                                               --------        --------

         Cash Used for Financing ............................................................  (1,099.6)         (808.5)
                                                                                               --------        --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents ................................      12.3             (.8)
                                                                                               --------        --------

(Decrease) Increase in Cash and Cash Equivalents ............................................    (189.5)           48.9
                                                                                               --------        --------

Cash and Cash Equivalents, beginning of year ................................................     494.5           364.5
                                                                                               --------        --------

Cash and Cash Equivalents, end of period ....................................................  $  305.0        $  413.4
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

1. In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires that certain instruments classified as part of stockholders' equity or between stockholders' equity and liabilities be classified as liabilities effective in the third quarter of 2003. On October 29, 2003, the FASB deferred indefinitely a provision of SFAS 150 that would have required certain minority interests in less than 100 percent owned subsidiaries to be classified as liabilities. Reclassification of the minority interest of applicable subsidiaries of the Corporation at September 30, 2003 would not have a material impact on the financial statements. Except for these minority interests, the Corporation has no instruments that would be affected by SFAS 150.

     The Corporation continues to account for stock-based compensation using the intrinsic-value method permitted by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. No employee compensation for stock options has been charged to earnings because the exercise prices of all stock options granted have been equal to the market value of the Corporation's common stock at the date of grant. Information about net income and earnings per share as if the Corporation had applied the fair value expense recognition requirements of SFAS 123 to all employee stock options granted is presented below:



                                                                             Three Months               Nine Months
                                                                                Ended                      Ended
                                                                             September 30               September 30
                                                                          -------------------        -------------------
     (Millions of dollars, except per share amounts)                       2003         2002         2003         2002
     -------------------------------------------------------------------------------------------------------------------

     Net income, as reported ...........................................  $419.7       $441.2      $1,234.7     $1,305.0

     Less:    Stock-based employee compensation
              determined under the fair value requirements
              of SFAS 123, net of income tax benefits ..................    13.1         17.6          42.5         52.5
                                                                          ======       ======      ========     ========

     Pro forma net income ..............................................  $406.6       $423.6      $1,192.2     $1,252.5
                                                                          ======       ======      ========     ========

     Earnings per share

         Basic - as reported ...........................................  $  .83       $  .85      $   2.43     $   2.52
                                                                          ======       ======      ========     ========

         Basic - pro forma .............................................  $  .80       $  .82      $   2.35     $   2.42
                                                                          ======       ======      ========     ========

         Diluted - as reported .........................................  $  .83       $  .85      $   2.42     $   2.50
                                                                          ======       ======      ========     ========

         Diluted - pro forma ...........................................  $  .80       $  .82      $   2.34     $   2.40
                                                                          ======       ======      ========     ========


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

2. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share ("EPS"). The average number of common shares outstanding used in the basic EPS computation is reconciled to those used in the diluted EPS computation as follows:



                                                                           Average Common Shares Outstanding
                                                                           ---------------------------------
                                                                           Three Months        Nine Months
                                                                              Ended               Ended
                                                                           September 30        September 30
                                                                           -------------       -------------
     (Millions of shares)                                                  2003    2002        2003    2002
     -------------------------------------------------------------------------------------------------------


     Basic ..............................................................  506.1   516.3       508.2   518.4
         Dilutive effect of stock options ...............................    1.3     2.5         1.0     3.0
         Dilutive effect of deferred compensation plan
              shares ....................................................     .4      .3          .3      .3
                                                                           -----   -----       -----   -----

     Diluted  ...........................................................  507.8   519.1       509.5   521.7
                                                                           =====   =====       =====   =====


     Options outstanding during the three-month and nine-month periods ended September 30, 2003 to purchase 20.4 million and 22.5 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

     Options outstanding during the three-month and nine-month periods ended September 30, 2002 to purchase 11.4 million and 5.7 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

     The number of common shares outstanding as of September 30, 2003 and 2002 was 504.8 million and 515.0 million, respectively.

3. The following schedule presents inventories by major class as of September 30, 2003 and December 31, 2002:



                                                                                      September 30,        December 31,
     (Millions of dollars)                                                                 2003               2002
     ----------------------------------------------------------------------------------------------------------------

     At lower of cost on the First-In, First-Out (FIFO) method or market:
         Raw materials ...............................................................   $  332.9           $  323.2
         Work in process .............................................................      184.9              186.7
         Finished goods ..............................................................      959.1              866.9
         Supplies and other ..........................................................      234.1              210.7
                                                                                         --------           --------
                                                                                          1,711.0            1,587.5

         Excess of FIFO cost over Last-In, First-Out (LIFO) cost .....................     (161.4)            (157.4)
                                                                                         --------           --------

              Total ..................................................................   $1,549.6           $1,430.1
                                                                                         ========           ========


     FIFO cost of total inventories on the LIFO method was $678.9 million and $642.7 million at September 30, 2003 and December 31, 2002, respectively.

4. During the third quarter of 2003, the Corporation acquired the remaining 49 percent interest in Kimberly-Clark Peru S.A. and the remaining
     50 percent interest in its joint tissue venture in Brazil
     (Klabin Kimberly S.A.). The cost of these acquisitions totaled approximately $200 million. Appraisals are currently in process to determine the appropriate allocation of the purchase price to the acquired tangible and intangible assets at their fair market values.

5. In the third quarter of 2003, the Corporation issued $500 million of 5.0% Notes due August 15, 2013 and redeemed $200 million of 7 7/8% debentures and $200 million of 7.0% debentures. The balance of the proceeds was used to retire commercial paper. A charge of $18.4 million was recorded to Other (income) expense, net in connection with the redemptions. In connection with the borrowing, the Corporation entered into a $300 million fixed-to-floating interest rate swap agreement maturing on the same day as the notes. Also in the third quarter of 2003, the Corporation terminated a $400 million fixed-to-floating interest rate swap it had entered into in March 2002 in connection with the issuance of $400 million of 4 1/2% Notes maturing in July 2005. The gain on the terminated swap will be amortized to earnings over the remaining life of the debt issue.

     In August 2003, the Corporation repurchased $45 million of industrial revenue bonds that had an original maturity of May 1, 2024.

6.   The following schedule presents the components of comprehensive income:



                                                                                                    Nine Months
                                                                                                       Ended
                                                                                                    September 30
     (Millions of dollars)                                                                       2003           2002
     -----------------------------------------------------------------------------------------------------------------


     Net Income .............................................................................  $1,234.7       $1,305.0
     Unrealized currency translation adjustments, net of tax ................................     445.0          (81.9)
     Deferred gains (losses) on cash flow hedges, net of tax ................................        .2           (2.3)
     Unrealized holding (losses) gains on securities ........................................       (.1)            .2
                                                                                               --------       --------

     Comprehensive income ...................................................................  $1,679.8       $1,221.0
                                                                                               ========       ========


7. The following schedule presents information concerning consolidated operations by business segment:



                                                                       Three Months                 Nine Months
                                                                          Ended                        Ended
                                                                       September 30                 September 30
                                                                  ----------------------       -----------------------
     (Millions of dollars)                                          2003          2002           2003          2002
     -----------------------------------------------------------------------------------------------------------------


     NET SALES:

     Personal Care .............................................  $1,330.9      $1,314.1       $ 3,942.3     $ 3,900.4
     Consumer Tissue ...........................................   1,379.2       1,285.2         3,991.6       3,755.2
     Business-to-Business ......................................     970.9         928.4         2,826.1       2,679.7
     Intersegment sales ........................................     (39.4)        (41.0)         (114.1)       (108.8)
                                                                  --------      --------       ---------     ---------

     Consolidated ..............................................  $3,641.6      $3,486.7       $10,645.9     $10,226.5
                                                                  ========      ========       =========     =========




                                                                       Three Months                 Nine Months
                                                                          Ended                        Ended
                                                                       September 30                 September 30
                                                                  ----------------------       -----------------------
     (Millions of dollars)                                          2003          2002           2003          2002
     -----------------------------------------------------------------------------------------------------------------


     OPERATING PROFIT (reconciled to income before income taxes):

     Personal Care .............................................  $  281.9      $  273.5       $   815.8     $   830.9
     Consumer Tissue ...........................................     188.3         232.2           620.0         698.4
     Business-to-Business ......................................     179.4         179.3           505.2         510.3
     Other income (expense), net ...............................     (21.3)        (16.3)          (77.5)        (28.8)
     Unallocated items - net ...................................     (24.3)        (23.9)          (73.3)        (76.8)
                                                                  --------      --------       ---------     ---------

     Total Operating Profit ....................................     604.0         644.8         1,790.2       1,934.0

         Interest income .......................................       4.8           3.6            13.9          10.8
         Interest expense ......................................     (40.6)        (45.1)         (128.2)       (136.9)
                                                                  --------      --------       ---------     ---------

     Income Before Income Taxes ................................  $  568.2      $  603.3       $ 1,675.9     $ 1,807.9
                                                                  ========      ========       ==========    =========


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








Unaudited

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:
Third Quarter of 2003 Compared With Third Quarter of 2002

By Business Segment
(Millions of dollars)


Net Sales                                                                                          2003           2002
------------------------------------------------------------------------------------------------------------------------


Personal Care .................................................................................  $1,330.9       $1,314.1
Consumer Tissue ...............................................................................   1,379.2        1,285.2
Business-to-Business ..........................................................................     970.9          928.4
Intersegment sales ............................................................................     (39.4)         (41.0)
                                                                                                 --------       --------

Consolidated ..................................................................................  $3,641.6       $3,486.7
                                                                                                 ========       ========


Commentary:

Consolidated net sales for the third quarter of 2003 were 4.4 percent higher than in 2002, primarily driven by an approximate 3 percent improvement in currency exchange rates and higher sales volumes of nearly 2 percent. Sales volumes benefited from shipments of new and improved products as well as the consolidation, in August 2003, of Klabin Kimberly S.A. ("Klabin"), the Corporation's former equity affiliate, in Brazil. Net selling prices were down about 1 percent as a result of competitive promotional spending.

Each of the business segments posted higher net sales in the quarter compared with last year. The increased ownership of Klabin from 50 to 100 percent added approximately 1 percent to net sales.

o Personal care net sales increased 1.3 percent in the third quarter. Favorable currency effects of more than 3 percent were partially offset by lower net selling prices of about 1 percent and product mix. Sales volumes were flat. Although strong volume growth continued in Australia and for the Corporation's child care and incontinence care products in North America, overall sales volumes were constrained by intense competition in the diaper category in a number of key markets.

     In North America, personal care sales volumes increased more than 2 percent versus the prior year, driven by record third quarter shipments of improved Pull-Ups training pants with Easy Open sides, GoodNites youth pants and Depend and Poise incontinence care products. Sales of new Huggies Convertibles diaper-pants contributed to the sequential improvement from the second quarter of 2003 in shipments of Huggies diapers; however, the brand's sales volumes were still about 3 percent lower than in the third quarter of 2002. Net selling prices of personal care products in North America declined approximately 2 percent from last year, primarily as a result of actions to counter price reductions implemented by a competitor in the training pant category.

     Personal care net sales in Europe increased more than 2 percent in the quarter. Currency effects boosted net sales nearly 9 percent, while lower sales of diaper products led to a near 6 percent decline in overall sales volumes. In Asia, personal care net sales rose approximately 7 percent in the third quarter, highlighted by strong double-digit growth in Australia from a combination of currency benefits and higher sales volumes. Finally, in Latin America, personal care net sales decreased about 9 percent. Sales improved significantly in Brazil, primarily due to higher net selling prices; however, this increase was more than offset by reduced sales volumes throughout most of the rest of the region.

o Net sales of consumer tissue products increased 7.3 percent, driven primarily by currency effects in Europe and Australia and the Klabin acquisition. Overall consumer tissue sales volumes increased approximately 3 percent. Net selling prices were about the same as last year, as response to competitive promotional activity in North America and Europe offset list price increases in Europe and Latin America.

     In North America, sales volumes of consumer tissue products declined more than 1 percent and net selling prices were almost 2 percent lower. However, product mix benefited sales about 1 percent. Sales volumes of Viva towels and Scott bathroom tissue improved, while shipments of Kleenex facial tissue were below the prior year. Although sales of new Cottonelle Ultra bathroom tissue were solid, sales volumes for Cottonelle bathroom tissue overall decreased in the face of significantly higher levels of promotion spending by competitors.

     Consumer tissue net sales in Europe increased nearly 15 percent primarily as a result of improvement in currency exchange rates for the euro and the British pound. Sales volumes rose about 4 percent. Despite increases in list prices averaging 8 percent, net selling prices were only about
     1 percent higher due to the continued promotional activity. In Asia, consumer tissue net sales increased approximately 9 percent as currency benefits in Australia and volume gains in Australia and Korea were partially offset by lower sales volumes elsewhere in the region. Consumer tissue net sales in Latin America increased more than 30 percent primarily as a result of the consolidation of Klabin, Brazil's leading tissue manufacturer.

o Net sales of business-to-business products increased 4.6 percent in the quarter, driven by sales volume growth of about 3 percent and currency benefits of nearly 3 percent. Net selling prices declined almost 1 percent. Net sales for the Corporation's global health care business set a new third quarter record. Health care's sales volumes rose almost 6 percent, with continued strong growth outside North America. Sales volumes for the professional business in North America increased for the seventh consecutive quarter, with an increase of more than 2 percent. In other regions, the professional businesses' volumes grew at a double-digit rate in Asia and Latin America, but were about 4 percent lower in Europe.



Operating Profit                                                                                    2003            2002
-------------------------------------------------------------------------------------------------------------------------


Personal Care ...................................................................................  $281.9          $273.5
Consumer Tissue .................................................................................   188.3           232.2
Business-to-Business ............................................................................   179.4           179.3
Other income (expense), net .....................................................................   (21.3)          (16.3)
Unallocated items - net .........................................................................   (24.3)          (23.9)
                                                                                                   ------          ------

Consolidated ....................................................................................  $604.0          $644.8
                                                                                                   ======          ======


Note: Unallocated items - net, consists of expenses not associated with the business segments.



Commentary:

Consolidated operating profit in the third quarter of 2003 was $604.0 million, a decrease of 6.3 percent from last year. Over and above the positive contributions from sales volume growth and changes in foreign exchange rates, the Corporation reduced costs by about $50 million in the third quarter of 2003. These improvements, however, were not sufficient to overcome the impact of lower net selling prices, higher pension expense of about $35 million, as well as increased fiber, distribution and energy costs of about $40 million. Each of the three business segments incurred more than $10 million of the increased pension expense.

Included in the third quarter of 2002 were charges of $11.6 million associated with the plans to streamline manufacturing and administrative operations in Latin America and Europe and for a special tax levied by the Colombian government to preserve the democratic security of that country. These costs were included in the business segments as follows: personal care $4.2 million; consumer tissue $5.5 million; and business-to-business $1.9 million. These charges were included in the consolidated income statement as follows: cost of products sold $2.5 million; and marketing, research and general expenses
$9.1 million.

o Personal care segment operating profit increased 3.1 percent primarily due to aggressive cost-management efforts and favorable currency effects, partially offset by the lower net selling prices and the higher pension costs. Operating profit in North America increased because of the cost savings programs and the higher sales volumes, partially offset by the lower selling prices. Operating profit in Europe improved on the strength of cost savings initiatives and in Asia because of cost savings and favorable currency effects, principally in Australia. However, operating profit in Latin America declined due to lower sales volumes and higher materials costs.

o Consumer tissue operating profit declined 18.9 percent as cost savings were more than offset by the effect of the higher promotional activity and higher pension, fiber, distribution and energy costs. The levels of promotional spending remained high in North America and Europe during the quarter.

o Business-to-business operating profit was essentially flat versus last year. Operating profit for the global health care business increased because of higher sales volumes, cost savings programs and favorable currency effects. For the North America professional business, an increase in operating profit was driven by aggressive cost savings and higher sales volumes, tempered by lower net selling prices. The improvements in these businesses were nearly offset by the higher pension expense and lower profit in other businesses in the segment.

o Other income (expense), net included a charge of $18.4 million in the third quarter of 2003 for the costs associated with the previously announced redemption of $200 million of 7 7/8% and $200 million of 7.0% debentures. The effect of this charge was partially offset by lower currency transaction losses in 2003 compared with 2002.


By Geography:
(Millions of dollars)


Net Sales                                                                                        2003             2002
------------------------------------------------------------------------------------------------------------------------


North America ..............................................................................   $2,260.0         $2,256.0
Outside North America ......................................................................    1,524.7          1,371.2
Intergeographic sales ......................................................................     (143.1)          (140.5)
                                                                                               --------         --------

Consolidated ...............................................................................   $3,641.6         $3,486.7
                                                                                               ========         ========




Operating Profit                                                                                 2003             2002
-------------------------------------------------------------------------------------------------------------------------


North America ..............................................................................  $   520.3         $  560.4
Outside North America ......................................................................      129.3            124.6
Other income (expense), net ................................................................      (21.3)           (16.3)
Unallocated items - net ....................................................................      (24.3)           (23.9)
                                                                                              ---------         --------

Consolidated ...............................................................................  $   604.0         $  644.8
                                                                                              =========         ========


Note: Unallocated items - net, consists of expenses not associated with the geographic areas.



Commentary:

o Net sales in North America increased .2 percent from last year as higher sales volumes for personal care and health care products were nearly offset by the lower consumer tissue sales volumes and net selling prices.

o Net sales outside of North America increased 11.2 percent primarily due to favorable currency effects in Europe and Australia and higher sales volumes, particularly in the professional and health care businesses. The consolidation of Klabin contributed about 2 percentage points to the overall gain in net sales.

o Operating profit in North America decreased 7.2 percent because the lower net selling prices and higher pension, fiber, distribution and energy costs more than offset the benefits of the increased personal care sales volumes and cost savings programs.

o Operating profit outside North America increased 3.8 percent as the benefits of cost savings initiatives, growth in the health care business and favorable currency effects were partially offset by higher fiber costs.

Additional Income Statement Commentary:

o Interest expense decreased 10.0 percent primarily due to lower interest rates.

o The lower effective tax rate in the third quarter of 2003 was driven by the resolution of certain matters related to prior years' taxes.

o The Corporation's share of net income of equity companies in the third quarter decreased to $21.9 million in 2003 from $28.1 million in 2002 primarily due to lower net income at Kimberly-Clark de Mexico, S.A. de C.V. ("KCM"). Most of the decrease in KCM's earnings was attributable to currency effects as a result of changes in the value of the Mexican peso.

o    On a diluted basis, net income was $.83 per share, a decrease of
     2.4 percent compared with $.85 per share in 2002.

First Nine Months of 2003 Compared With First Nine Months of 2002


By Business Segment
(Millions of dollars)


Net Sales                                                                                        2003           2002
-----------------------------------------------------------------------------------------------------------------------


Personal Care ...............................................................................  $ 3,942.3      $ 3,900.4
Consumer Tissue .............................................................................    3,991.6        3,755.2
Business-to-Business ........................................................................    2,826.1        2,679.7
Intersegment sales ..........................................................................     (114.1)        (108.8)
                                                                                               ---------      ---------

Consolidated ................................................................................  $10,645.9      $10,226.5
                                                                                               =========      =========




Operating Profit                                                                                 2003           2002
-----------------------------------------------------------------------------------------------------------------------


Personal Care ...............................................................................  $   815.8      $   830.9
Consumer Tissue .............................................................................      620.0          698.4
Business-to-Business ........................................................................      505.2          510.3
Other income (expense), net .................................................................      (77.5)         (28.8)
Unallocated items - net .....................................................................      (73.3)         (76.8)
                                                                                               ---------      ---------

Consolidated ................................................................................  $ 1,790.2      $ 1,934.0
                                                                                               =========      =========


Note: Unallocated items - net, consists of expenses not associated with the business segments.



Commentary:

Consolidated net sales for the first nine months of 2003 increased 4.1 percent over the prior year. Excluding favorable currency effects, net sales increased ..5 percent, as higher sales volumes were substantially offset by lower net selling prices.

o Net sales of personal care products, excluding currency effects, declined more than 1 percent due to lower sales volumes. Net selling prices were slightly lower than in 2002.

o Net sales of consumer tissue products, excluding currency effects, increased almost 2 percent due to higher sales volumes and the consolidation of Klabin. Net selling prices were flat.

o Excluding currency effects, net sales of business-to-business products were about 2 percent higher as an almost 3 percent increase in sales volumes was tempered by lower selling prices.

Consolidated operating profit declined 7.4 percent due to higher promotional spending, increased fiber, distribution and energy costs and increased pension expense of approximately $105 million that more than offset the benefits of cost reduction programs of nearly $140 million and favorable currency effects. Each of the three business segments incurred more than $30 million of the increased pension expense.

Included in the first nine months of 2002 were charges for business improvement programs of $35.6 million primarily related to the plans to streamline manufacturing operations in Latin America, to consolidate administrative functions in Europe and for the previously mentioned Colombian special tax. These costs were included in the business segments as follows: personal care $12.2 million; consumer tissue $17.0 million; and business-to-business
$6.4 million. These charges were included in the consolidated income statement as follows: cost of products sold $16.6 million; and marketing, research and general expenses $19.0 million.

o Personal care segment operating profit decreased 1.8 percent primarily because of lower sales volumes and net selling prices reflecting the competitive environment and higher pension costs, tempered by cost savings and favorable currency effects.

o Consumer tissue segment operating profit declined 11.2 percent as lower net selling prices and higher pension expense and higher fiber, distribution and energy costs more than offset the benefit of cost savings programs.

o Business-to-business operating profit declined 1.0 percent as cost savings initiatives, higher sales volumes and favorable currency were more than offset by lower net selling prices, higher pension expense and increased fiber, distribution and energy costs.

o Other income (expense), net included a charge of $15.6 million in 2003 for a legal judgment in Europe and the previously mentioned charge of $18.4 million for the cost of the bond redemptions compared with a charge of $26.5 million in 2002 for tax credit related losses in Brazil. In addition to these charges, other expense in 2003 reflected currency transaction losses compared with other income in 2002 for currency transaction gains, including a gain of $17.3 million on Australian dollar forward contracts related to last year's acquisition of the remaining
     45 percent interest in Kimberly-Clark Australia Pty. Limited.


By Geography
(Millions of dollars)


Net Sales                                                                                      2003            2002
----------------------------------------------------------------------------------------------------------------------


North America ............................................................................   $ 6,689.3       $ 6,719.2
Outside North America ....................................................................     4,372.1         3,916.6
Intergeographic sales ....................................................................      (415.5)         (409.3)
                                                                                             ---------       ---------

Consolidated .............................................................................   $10,645.9       $10,226.5
                                                                                             =========       =========



Operating Profit                                                                               2003            2002
----------------------------------------------------------------------------------------------------------------------


North America ............................................................................   $ 1,533.6       $ 1,653.2
Outside North America ....................................................................       407.4           386.4
Other income (expense), net ..............................................................       (77.5)          (28.8)
Unallocated items - net ..................................................................       (73.3)          (76.8)
                                                                                             ---------       ---------

Consolidated .............................................................................   $ 1,790.2       $ 1,934.0
                                                                                             =========       =========


Note: Unallocated items - net, consists of expenses not associated with the geographic areas.



Commentary:

o Net sales in North America declined .4 percent as higher sales volumes for health care products were offset by the lower sales volumes and net selling prices for personal care products.

o Net sales outside of North America increased 11.6 percent principally due to favorable currency effects in Europe.

o Operating profit in North America decreased 7.2 percent because the higher promotional spending, increased pension expense and higher fiber, distribution and energy costs more than offset the benefit of cost reduction programs.

o Operating profit outside North America increased 5.4 percent. Increased operating profit in personal care in Europe and Asia and the growth in the health care business, partially offset by lower earnings in personal care in Latin America, contributed to the improvement. Operating profit in 2002 included $30.4 million of the previously discussed business improvement and other charges.

Additional Income Statement Commentary:

o Interest expense decreased 6.4 percent because the benefit of lower interest rates more than offset a higher average level of debt.

o The Corporation's share of net income of equity companies decreased to $78.2 million in 2003 compared with $82.0 million in 2002 as lower net income from KCM was partially offset by higher earnings elsewhere in Latin America.

o    On a diluted basis, net income was $2.42 per share in 2003, a decrease of
     3.2 percent compared with $2.50 per share in 2002. The first nine months of 2002 included a charge of $.02 per share for the cumulative effect of an accounting change related to the adoption of an accounting pronouncement regarding trade and consumer promotion.

LIQUIDITY AND CAPITAL RESOURCES

o Cash provided by operations for the first nine months of 2003 increased $144.2 million or 8 percent compared with the first nine months of 2002. Working capital was positively impacted by a reduction in accounts receivable, primarily in Europe, income tax refunds of prior year taxes and lower income tax payments, partially offset by higher levels of finished goods inventories.

o For the first nine months of 2003, the net increase in time deposits was primarily attributable to investment of cash accumulated in Korea.

o    During the first nine months of 2003, the Corporation repurchased nearly
     7 million shares of its common stock at a cost of approximately
     $339 million, including 2.3 million shares repurchased in the third quarter at a cost of approximately $113 million.

o At September 30, 2003, total debt and preferred securities was $4.4 billion, a decrease of $.1 billion from December 31, 2002. The average level of total debt during the first nine months of 2003 was approximately $225 million higher than in the same period of 2002.

o At December 31, 2002 the Corporation had $1.425 billion of unused syndicated revolving credit facilities. Based on its projected cash flows and anticipated commercial paper borrowing requirements, in October 2003 the Corporation reduced its outstanding facilities to $1.22 billion. The existing structure was substantially unchanged and cost of the facilities was not changed. Of these facilities, $610 million expire in October 2004 and $610 million expire in November 2008.

o The Corporation has signed an agreement to acquire a 49.5 percent ownership interest in a synthetic fuel partnership. The transaction was subject to the receipt of a favorable private letter ruling from the Internal Revenue Service (the "IRS") confirming that the synthetic fuel produced by the partnership is eligible for Section 29 tax credits. The partnership received the favorable letter ruling on October 31, 2003. The partnership's test procedures are in compliance with the requirements outlined by the IRS in its Announcement 2003-70 published on October 29, 2003.

     As a result of this transaction, during the fourth quarter, the Corporation will recognize approximately $100 million in expenses related to its share in the partnership and approximately $120 million in federal income tax benefits, resulting in an annual net benefit of approximately $20 million of additional net income. The impact this transaction will have on the Corporation's 2003 earnings is incremental to management's previous guidance. Compared with the Corporation's effective tax rate of 29 percent in 2002, the transaction will lower the annual rate by about 4 percentage points in 2003.

     The Corporation expects this transaction to result in similar expenses, federal income tax benefits and additional net income annually through 2007. However, the benefits from this transaction in those subsequent years are expected to be partially offset by the expiration of benefits from other tax savings initiatives.

o Management believes that the Corporation's ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs of the business in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation ("FIN") 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. In October 2003, the effective date of FIN 46 was deferred to December 31, 2003. FIN 46 requires consolidation of entities in which an entity is the primary beneficiary despite not having voting control. Likewise, it does not permit consolidation of entities in which an entity has voting control but is not the primary beneficiary. The Corporation has determined that it is the primary beneficiary of its Luxembourg financing subsidiary described in Note 9 to the consolidated financial statements included in the Corporation's Form 10-K for the year ended December 31, 2002 and will continue to consolidate that entity. In addition, the Corporation has determined that it is not the primary beneficiary of the financing entities described in
Note 13 to such consolidated financial statements and will continue not to consolidate such entities. The Corporation is continuing to evaluate the impact of applying FIN 46 to its real estate entities described in Note 13 to such consolidated financial statements and has not yet completed the analysis. The Corporation estimates that even if it were to consolidate all of its real estate entities, suchconsolidation would not result in a material adverse effect on the Corporation's results of operations, financial position, cash flows or liquidity.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires that certain instruments classified as part of stockholders' equity or between stockholders' equity and liabilities be classified as liabilities effective in the third quarter of 2003. On October 29, 2003, the FASB deferred indefinitely a provision of SFAS 150 that would have required certain minority interests in less than 100 percent owned subsidiaries to be classified as liabilities. Reclassification of the minority interest of applicable subsidiaries of the Corporation at September 30, 2003 would not have a material impact on the financial statements. Except for these minority interests, the Corporation has no instruments that would be affected by SFAS 150.

ENVIRONMENTAL MATTERS

The Corporation has been named as a potentially responsible party at a number of waste disposal sites, none of which individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on its business, financial condition or results of operations.

OUTLOOK

Given the intensity of the competitive environment in the categories in which the Corporation does business, management remains focused on increasing sales volumes and aggressively reducing costs over the balance of the year.

Looking at the Corporation's three business segments, management is encouraged by the earnings growth in the personal care segment and the continued strong operating profit margins in the business-to-business operations. Still, management is not expecting any letup in competitive promotional spending.
In particular, management expects fourth quarter profit comparisons in the consumer tissue segment will be pressured by higher fiber costs and continued high levels of promotion spending. Meanwhile, management is confident that the Corporation will continue to generate cost savings across all its businesses.

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

Item 4.    Controls and Procedures.

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes during the quarter covered by this report in the Corporation's internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         (3)a Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

         (3)b By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

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

(b) Reports on Form 8-K

The Corporation furnished the following Current Report after June 30, 2003 and prior to September 30, 2003:

           Current Report on Form 8-K dated July 23, 2003, to furnish the text of a press release issued on July 23, 2003 regarding second quarter results of operations, strategic plan and long-term objectives.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        KIMBERLY-CLARK CORPORATION
                                               (Registrant)





                                        By:  /s/ Mark A. Buthman
                                             -----------------------------------
                                             Mark A. Buthman
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)





                                        By:  /s/ Randy J. Vest
                                             -----------------------------------
                                             Randy J. Vest
                                             Vice President and Controller
                                             (principal accounting officer)






November 6, 2003

                                 EXHIBIT INDEX

Exhibit No.                               Description

(3)a Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

(3)b By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation's Quarterly Report on
               Form 10-Q for the quarterly period ended June 30, 2003.

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