Form 10-K
period 2003-12-31
KIMBERLY CLARK CORP
filed 2004-02-26
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-225

KIMBERLY-CLARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	39-0394230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 619100, Dallas, Texas	75261-9100
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 281-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock—$1.25 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	Chicago Stock Exchange
Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2003 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $26.4 billion.

As of February 19, 2004, there were 501,547,379 shares of the Corporation’s common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for the Corporation’s Annual Meeting of Stockholders to be held on April 29, 2004 is incorporated by reference into Part III hereof.

KIMBERLY-CLARK CORPORATION

PART I

ITEM 1.	BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. As used in Items 1, 2, 3, 6, 7, 7A, 8 and 9A of this Form 10-K, the term “Corporation” refers to Kimberly-Clark Corporation and its consolidated subsidiaries. In the remainder of this Form 10-K, the terms “Kimberly-Clark” or “Corporation” refer only to Kimberly-Clark Corporation. For financial information by business segment and geographic area, and information about principal products and markets of the Corporation, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Item 8, Note 15 to the Consolidated Financial Statements.

Recent Developments.    The Corporation is a global health and hygiene company focused on building its personal care, consumer tissue and business-to-business operations. Since 1999, the Corporation has completed approximately 20 acquisitions, each of which was accounted for as a purchase, in its core businesses and 3 strategic divestitures, including the following transactions:

•	On June 10, 1999, the Corporation purchased the European consumer and away-from-home tissue businesses of Attisholz Holding AG for approximately $365 million. The acquired businesses are located in Germany, Switzerland and Austria.

•	On September 23, 1999, the Corporation acquired Ballard Medical Products, a leading maker of disposable medical devices for respiratory care, gastroenterology and cardiology, at a cost of approximately $788 million, including the value of common stock exchanged and other costs of the transaction.

•	On September 30, 1999, the Corporation completed the sale of approximately 460,000 acres of timberland in Alabama, Mississippi and Tennessee for notes receivable having a face value of $397 million (and a fair value of $383 million).

•	On February 8, 2000, the Corporation acquired Safeskin Corporation (“Safeskin”), a leading maker of disposable gloves for health care, high-technology and scientific industries, in a merger transaction in which the outstanding Safeskin shares were converted into shares of Kimberly-Clark common stock. The transaction was valued at approximately $750 million.

•	On July 5, 2000, the Corporation acquired a majority of the shares of privately held S-K Corporation of Taiwan, which held trademark and distribution rights in Taiwan for the Corporation’s global brands including Kleenex, Huggies and Kotex. Prior to the acquisition, the Corporation owned approximately 3 percent of S-K Corporation.

•	On December 20, 2000, the Corporation purchased an additional 33.3 percent ownership interest in its Taiwanese affiliate, Taiwan Scott Paper Corporation, increasing its ownership interest to 100 percent.

•	On January 31, 2001, the Corporation acquired Linostar S.p.A., a leading Italian-based diaper manufacturer that produced and marketed Lines, Italy’s second largest diaper brand.

•	Prior to 2001, the Corporation and its joint venture partner, Amcor Limited (“Amcor”), held a 50/50 ownership interest in Kimberly-Clark Australia Pty. Ltd. (“KCA”). In July 2001, the Corporation purchased an additional 5 percent ownership interest in KCA for A$77.5 million (approximately $39 million), and exchanged options with Amcor for the purchase by the Corporation of the remaining 45 percent ownership interest. In June 2002, the option was exercised, and the Corporation purchased the remaining 45 percent interest from Amcor for A$697.5 million (approximately $390 million). The acquisition of KCA reflects the Corporation’s strategy to expand its three business segments within Australia. As a result of these transactions, KCA became a consolidated subsidiary effective July 1, 2001 and a wholly-owned subsidiary on June 30, 2002.

PART I

(Continued)

•	During the first quarter of 2003, the Corporation purchased the Klucze tissue business in Poland. This acquisition is consistent with the Corporation’s strategy of growing its global consumer tissue business and will provide it with a strong platform to expand its business in Central and Eastern Europe.

•	During the third quarter of 2003, the Corporation acquired an additional 49 percent interest in Kimberly-Clark Peru S.A. and the remaining 50 percent interest in its tissue joint venture in Brazil (Klabin Kimberly S.A.). The cost of these acquisitions totaled approximately $200 million.

In January 2004, the Corporation announced changes to reorganize its personal care and consumer tissue businesses into two separate North Atlantic personal care and consumer tissue groups and to put its operations in developing and emerging markets into one group. The Corporation’s business-to-business segment will now include its North American pulp operations. In addition, the wet wipes business will be part of the personal care segment instead of the consumer tissue segment. The Corporation will continue to have three global businesses led by individuals who have the accountability and the authority to make global decisions. This new structure is expected to help increase the Corporation’s speed in translating consumer and customer insights into innovative products, streamlining decision making and helping to deliver cost reductions on a sustainable basis.

On February 25, 2004, the Corporation announced that it was evaluating the potential tax-free spin-off of its Neenah Paper and Technical Paper businesses, along with its pulp and timber assets in Pictou, Nova Scotia and Terrace Bay, Ontario (the “Pulp and Paper Spin-Off”). The transaction is subject to approval by the Board of Directors and, if approved, is expected to occur in the second half of 2004. See the Business Outlook section in Item 7 for additional information regarding the Pulp and Paper Spin-Off.

Description of the Corporation.    The Corporation is principally engaged in the manufacturing and marketing of a wide range of health and hygiene products around the world. Most of these products are made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency.

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care; Consumer Tissue; and Business-to-Business. Each reportable segment is headed by an executive officer who reports to the Chief Executive Officer and is responsible for the development and execution of global strategies to drive growth and profitability of the Corporation’s worldwide personal care, consumer tissue and business-to-business operations. These strategies include global plans for branding and product positioning, technology and research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. The principal sources of revenue in each of our global business segments are described below. Revenue, profit and total assets of each reportable segment are described in the financial statements contained in Item 8 of this Form 10-K.

The Personal Care segment manufactures and markets disposable diapers, training and youth pants and swimpants; feminine and incontinence care products; and related products. Products in this segment are primarily for household use and are sold under a variety of brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

The Consumer Tissue segment manufactures and markets facial and bathroom tissue, paper towels and napkins for household use; wet wipes; and related products. Products in this segment are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Hakle, Page, Huggies and other brand names.

The Business-to-Business segment manufactures and markets facial and bathroom tissue, paper towels, wipers and napkins for away-from-home use; health care products such as surgical gowns, drapes, infection control products, sterilization wraps, disposable face masks and exam gloves, respiratory products, and other

PART I

(Continued)

disposable medical products; printing, premium business and correspondence papers; specialty and technical papers; and other products. Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, Kimwipes, WypAll, Surpass, Safeskin, Tecnol, Ballard and other brand names. Certain products in this segment are being evaluated as part of the Pulp and Paper Spin-Off described above in Recent Developments.

Products for household use are sold directly, and through wholesalers, to supermarkets, mass merchandisers, drugstores, warehouse clubs, variety and department stores and other retail outlets. Products for away-from-home use are sold through distributors and directly to manufacturing, lodging, office building, food service and health care establishments and other high volume public facilities. Health care products are primarily sold to distributors, converters and end-users. Paper products are sold directly to users, converters, manufacturers, publishers and printers, and through paper merchants, brokers, sales agents and other resale agencies. Paper products are being evaluated as part of the Pulp and Paper Spin-Off described above in Recent Developments.

Approximately 13 percent, 12 percent and 11 percent of net sales were to Wal-Mart Stores, Inc. in 2003, 2002 and 2001, respectively, primarily in the Personal Care and Consumer Tissue businesses.

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

Cellulose fiber, in the form of kraft pulp or fiber recycled from recovered pulp, is the primary raw material for the Corporation’s tissue and paper products and is an important component in disposable diapers, training pants, feminine pads and incontinence care products.

Most recovered paper and synthetics are purchased from third parties. Pulp and recycled fiber are produced by the Corporation and purchased from others. The Corporation considers the supply of such raw materials to be adequate to meet the needs of its businesses. See “Factors That May Affect Future Results—Raw Materials.”

The Corporation owns or controls approximately 5.9 million acres of forestland in Canada, principally as a fiber source for pulp production, which is consumed internally for tissue products. Approximately 1.0 million acres in the province of Nova Scotia are owned by the Corporation, and approximately 4.9 million acres, principally in the province of Ontario, are held under long-term Crown rights or leases. As part of the Pulp and Paper Spin-Off described above, the Corporation is evaluating divesting its interest in the Canadian forestlands.

Competition.    For a discussion of the competitive environment in which the Corporation conducts its business, see “Factors That May Affect Future Results—Competitive Environment.”

Research and Development.    A major portion of total research and development expenditures is directed toward new or improved personal care, tissue and health care products and nonwoven materials. Consolidated research and development expense was $280.6 million in 2003, $289.0 million in 2002 and $295.3 million in 2001.

Environmental Matters.    Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at the Corporation’s facilities are expected to be approximately $20 million in 2004 and $23 million in 2005. Of these

PART I

(Continued)

amounts, approximately $11 million in 2004 and $2 million in 2005 are expected to be spent at facilities in the U.S. For facilities outside of the U.S., capital expenditures for environmental controls are expected to be approximately $9 million in 2004 and $21 million in 2005.

Total worldwide operating expenses for environmental compliance are expected to be approximately $162 million in 2004 and $165 million in 2005. Operating expenses for environmental compliance with respect to U.S. facilities are expected to be approximately $84 million in both 2004 and 2005. Operating expenses for environmental compliance with respect to facilities outside the U.S. are expected to be approximately $78 million in 2004 and $81 million in 2005. Operating expenses include pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs.

Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Corporation’s total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in the Corporation’s plans, changes in legal requirements or other factors.

Employees.    In its worldwide consolidated operations, the Corporation had nearly 62,000 employees as of December 31, 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain matters discussed in this Form 10-K, or documents a portion of which are incorporated herein by reference, concerning, among other things, the business outlook, including new product introductions, cost savings, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation’s results will be as estimated.

The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside the control of the Corporation, including the prices of the Corporation’s raw materials, potential competitive pressures on selling prices or advertising and promotion expenses for the Corporation’s products, and fluctuations in foreign currency exchange rates, as well as general economic conditions in the markets in which the Corporation does business, also could impact the realization of such estimates.

The following factors, as well as factors described elsewhere in this Form 10-K, or in other SEC filings, among others, could cause the Corporation’s future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Corporation.

Such factors are described in accordance with the provisions of the Private Securities Litigation Reform Act of 1995, which encourages companies to disclose such factors.

Competitive Environment.    The Corporation experiences intense competition for sales of its principal products in its major markets, both domestically and internationally. The Corporation’s products compete with widely advertised, well-known, branded products, as well as private label products, which are typically sold at lower prices. The Corporation has several major competitors in most of its markets, some of which are larger and more diversified than the Corporation. The principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price, and marketing and distribution

PART I

(Continued)

capabilities. Inherent risks in the Corporation’s competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of recent consolidations of retailers and distribution channels, and competitive reaction. Aggressive competitive reaction may lead to increased advertising and promotional spending by the Corporation in order to maintain market share. Increased competition with respect to pricing would reduce revenue and could have an adverse impact on the Corporation’s financial results. In addition, the Corporation relies on the development and introduction of new or improved products as a means of achieving and/or maintaining category leadership. In order to maintain its competitive position, the Corporation must develop technology to support its products.

Cost Savings Strategy.    The Corporation’s anticipated cost savings are expected to result from reducing material costs and manufacturing waste and realizing productivity gains and distribution efficiencies in each of its business segments. The Corporation’s strategic investments in its information systems should also allow further cost savings through streamlining of its back office operations. There can be no assurance that such cost savings will be achieved.

Raw Materials.    Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered pulp, is used extensively in the Corporation’s tissue and paper products and is subject to significant price fluctuations due to the cyclical nature of the pulp markets. Recycled fiber accounts for approximately 28 percent of the Corporation’s overall fiber requirements. On a worldwide basis, the Corporation’s internally manufactured pulp supplies approximately 40 percent of its virgin fiber requirements.

The Corporation still intends to reduce its level of pulp integration, when market conditions permit, and such a reduction in pulp integration, if accomplished, could increase the Corporation’s commodity price risk. If the Pulp and Paper Spin-Off described above in Recent Developments occurs, it would significantly reduce the level of the Corporation’s pulp integration. Specifically, increases in pulp prices could adversely affect the Corporation’s earnings if selling prices for its finished products are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.

Polymer resins, principally polypropylene, are used extensively in the Corporation’s products, such as diapers, training and youth pants, and incontinence care products. Polymer resins, which are principally derived from petroleum, may be subject to price fluctuations. The Corporation purchases polymer resins from a number of suppliers. Significant increases in resin prices could adversely affect the Corporation’s earnings if selling prices for its finished products are not adjusted or if adjustments significantly trail the increases in resin prices.

Energy Costs.    The Corporation’s manufacturing operations utilize electricity, natural gas and petroleum-based fuels. To insure that it uses all forms of energy cost-effectively, the Corporation maintains ongoing energy efficiency improvement programs at all of its manufacturing sites and also provides expert staff assistance to operating units in negotiating favorable utility and other energy supply agreements. The Corporation’s contracts with energy suppliers vary as to price, payment terms, quantities and duration. Kimberly-Clark’s energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. There can be no assurance that the Corporation will be fully protected against substantial changes in the price or availability of energy sources. Derivative instruments are used to hedge natural gas price risk when management deems it prudent to do so.

Volume Forecasting.    The Corporation’s anticipated financial results reflect forecasts of future volume increases in the sales of its products. Challenges in such forecasting include anticipating consumer preferences, estimating sales of new products, estimating changes in population characteristics (such as birth rates and changes in per capita income), anticipating changes in technology and competitive responses and estimating the

PART I

(Continued)

acceptance of the Corporation’s products in new markets. As a result, there can be no assurance that the Corporation’s volume increases will occur as estimated.

Foreign Market Risks.    Because the Corporation and its equity companies have manufacturing facilities in 41 countries and their products are sold in more than 150 countries, the Corporation’s results may be substantially affected by foreign market risks. The Corporation is subject to the impact of economic and political instability in developing countries. The extremely competitive situation in European personal care and tissue markets, and the challenging economic environments in Argentina, Brazil, Colombia, Mexico, Venezuela and developing countries in eastern Europe, Asia and elsewhere in Latin America, may slow the Corporation’s sales growth and earnings potential. In addition, the Corporation is subject to the strengthening and weakening of various currencies against each other and versus the U.S. dollar. Transaction exposure, arising from transactions and commitments denominated in non-local currency, is selectively hedged through foreign currency forward, option and swap contracts. See Item 7A, “Management’s Discussion and Analysis—Risk Sensitivity”. Translation exposure for the Corporation with respect to foreign operations is generally not hedged. There can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

Contingencies.    The costs and other effects of pending litigation and administrative actions against the Corporation cannot be determined with certainty. Although management believes that no such proceedings will have a material adverse effect on the Corporation, there can be no assurance that the outcome of such proceedings will be as expected. See Item 3, “Legal Proceedings”.

One of the Corporation’s North American tissue mills has an agreement to provide its local utility company a specified amount of electric power for each of the next 15 years. In the event that the mill was shut down, the Corporation would be required to continue to operate the power generation facility on behalf of its owner, the local utility company. The net present value of the cost to fulfill this agreement as of December 31, 2003 is estimated to be approximately $100 million. Management considers the probability of closure of this mill to be remote.

AVAILABLE INFORMATION

The Corporation makes available financial information, news releases and other information on the Corporation’s Web site at www.kimberly-clark.com. There is a direct link from the Web site to the Corporation’s Securities and Exchange Commission filings via the EDGAR database, where the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after the Corporation files such reports and amendments with, or furnishes them to, the Securities and Exchange Commission. Stockholders may also contact Stockholder Services, P.O. Box 612606, Dallas, Texas 75261-2606 or call 972-281-1521 to obtain a hard copy of these reports without charge.

ITEM 2.	PROPERTIES

Management believes that the Corporation’s production facilities are suitable for their purpose and adequate to support its businesses. The extent of utilization of individual facilities varies, but they generally operate at or near capacity, except in certain instances such as when new products or technology are being introduced or when mills are being shut down. Various facilities contain pollution control, solid waste disposal and other equipment which have been financed through the issuance of industrial revenue or similar bonds and are held by the Corporation under lease or installment purchase agreements.

PART I

(Continued)

The principal facilities of the Corporation (including the Corporation’s equity companies) and the products or groups of products made at such facilities are as follows:

World Headquarters Location

Dallas, Texas

Operating Segments and Geographic Headquarters

Roswell, Georgia

Neenah, Wisconsin

Milsons Point, Australia

Seoul, Korea

Reigate, United Kingdom

Administrative Centers

Knoxville, Tennessee

Brighton, United Kingdom

Worldwide Production and Service Facilities

United States

Alabama

Mobile—tissue products

Arizona

Tucson—health care products

Arkansas

Conway—feminine care and incontinence care products and nonwovens

Maumelle—wet wipes and nonwovens

California

Fullerton—tissue products

Connecticut

New Milford—diapers and tissue products

Georgia

LaGrange—nonwovens

Idaho

Pocatello—respiratory care and gastroenterology products

Kentucky

Owensboro—tissue products

Michigan

Munising—technical papers

Mississippi

Corinth—nonwovens, wipers and towels

Hattiesburg—tissue products

North Carolina

Hendersonville—nonwovens

Lexington—nonwovens

PART I

(Continued)

Oklahoma

Jenks—tissue products

Pennsylvania

Chester—tissue products

South Carolina

Beech Island—diapers, wet wipes and tissue products

Tennessee

Loudon—tissue products

Texas

Del Rio—health care products

Fort Worth—health care products

Paris—diapers and training, youth and swim pants

San Antonio—personal cleansing products and systems

Utah

Draper—respiratory care and gastroenterology products

Ogden—diapers

Washington

Everett—tissue products, wipers and pulp

Wisconsin

Marinette—tissue products

Neenah—diapers, training pants, feminine care and incontinence care products,

    business and correspondence papers and nonwovens

Whiting—business and correspondence papers

Outside the United States

Argentina

Bernal—tissue products

Pilar—feminine care and incontinence care products

San Luis—diapers

Australia

Albury—nonwovens

Ingleburn—diapers

Lonsdale—diapers and feminine care and incontinence care products

Millicent—pulp and tissue products

Tantanoola—pulp

Warwick Farm—tissue products

Bahrain

*	East Riffa—tissue products

Belgium

Duffel—tissue products

*	Equity company production facility

PART I

(Continued)

Bolivia

La Paz—tissue products

Santa Cruz—tissue products

Brazil

Bahia—tissue products

Correia Pinto—tissue products

Cruzeiro—tissue products

Mogi das Cruzes—tissue products

Porto Alegre—feminine care products

Suzano—diapers, wet wipes and incontinence care products

Canada

Huntsville, Ontario—tissue products and wipers

New Glasgow, Nova Scotia—pulp

St. Hyacinthe, Quebec—feminine care and incontinence care products

Terrace Bay, Ontario—pulp

China

Beijing—feminine care products and diapers

Chengdu—feminine care products

Guangzhou—tissue products

Nanjing—feminine care products

Shanghai—tissue products

Wuhan—feminine care products

Colombia

Barbosa—notebooks, business and correspondence papers and wipers

Puerto Tejada—tissue products

Tocancipa—diapers and feminine care products

*	Villa Rica—diapers and incontinence care products

Costa Rica

Belen—tissue products

Cartago—diapers and feminine care and incontinence care products

Czech Republic

Jaromer—diapers and incontinence care products

Litovel—feminine care products

Dominican Republic

Santo Domingo—tissue products

Ecuador

Babahoyo—tissue products

Mapasingue—tissue products, diapers and feminine care products

El Salvador

Sitio del Niño—tissue products

*	Equity company production facility

PART I

(Continued)

France

Rouen—tissue products

Villey-Saint-Etienne—tissue products

Germany

Forchheim—feminine care and incontinence care products

Koblenz—tissue products

Mainz—tissue products

Reisholz—tissue products

Honduras

Villanueva—health care products

India

*	Pune—feminine care products and diapers

Indonesia

Jakarta—tissue products

*	Medan—specialty papers

Israel

Afula—diapers and feminine care and incontinence care products

Hadera—tissue products

Nahariya—tissue products

Italy

Alanno—tissue products

Patrica—diapers

Romagnano—tissue products

Villanovetta—tissue products

Korea

Anyang—feminine care products, diapers and tissue products

Kimcheon—tissue products and nonwovens

Taejon—feminine care products, diapers and nonwovens

Malaysia

Kluang—tissue products, feminine care products and diapers

Mexico

Acuña—health care products

*	Bajio—tissue products, fine papers and notebooks
*	Cuautitlan—feminine care products, diapers and nonwovens
*	Ecatepec—tissue products

Empalme—health care products

Magdalena—health care products

*	Morelia—tissue products, pulp and fine papers

*	Equity company production facility

PART I

(Continued)

*	Naucalpan—tissue products and specialty papers

Nogales—health care products

*	Orizaba—tissue products, fine papers and pulp
*	Ramos Arizpe—tissue products and diapers
*	San Rafael—fine papers
*	Texmelucan—tissue products
*	Tlaxcala—diapers, nonwovens and wet wipes

Peru

Puente Piedra—tissue products

Villa—diapers and feminine care and incontinence care products

Philippines

San Pedro, Laguna—feminine care products, diapers, tissue products and specialty papers

Poland

Klucze—tissue products

Puerto Rico

Toa Alta—diapers

Saudi Arabia

*	Al-Khobar—diapers and feminine care and tissue products

Singapore

Tuas—diapers

Slovak Republic

Piestany—health care products

South Africa

Cape Town—tissue, feminine care and incontinence care products

Springs—tissue products and diapers

Spain

Aranguren—tissue products

Arceniega—tissue products and personal cleansing products and systems

Calatayud—diapers

Salamanca—tissue products

Telde, Canary Islands—tissue products

Switzerland

Balsthal—tissue products and specialty papers

Niederbipp—tissue products

Reichenburg—tissue products

*	Equity company production facility

PART I

(Continued)

Taiwan

Chung Li—tissue products, feminine care products and diapers

Hsin-Ying—tissue products

Ta-Yuan—tissue products

Thailand

Hat Yai—disposable gloves

Pathumthani—feminine care products, diapers and tissue products

Samut Prakarn—tissue products

Turkey

Istanbul—diapers

United Kingdom

Barrow—tissue products

Barton-upon-Humber—diapers and nonwovens

Flint—tissue products and nonwovens

Northfleet—tissue products

Venezuela

Maracay—tissue products and diapers

Vietnam

Binh Duong—feminine care products

Hanoi—feminine care products

ITEM 3.	LEGAL PROCEEDINGS

The following is a brief description of certain legal and administrative proceedings to which the Corporation or its subsidiaries is a party or to which the Corporation’s or its subsidiaries’ properties are subject. In management’s opinion, none of the legal and administrative proceedings described below, individually or in the aggregate, is expected to have a material adverse effect on the Corporation’s business, financial condition or results of operations.

As of December 31, 2003, Safeskin was a party to product liability lawsuits seeking monetary damages, in most cases of an unspecified amount. Safeskin is typically one of several defendants who manufacture or sell natural rubber latex gloves. These lawsuits allege injuries ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by health care workers and other individuals while performing their duties. Safeskin has referred the defense of these lawsuits to its insurance carriers and management believes its insurance coverage is adequate for these types of claims.

As of December 31, 2003, the Corporation, along with many other nonaffiliated companies, was a party to lawsuits with allegations of personal injury resulting from asbestos exposure on the defendants’ premises and allegations that the defendants manufactured, sold, distributed or installed products which cause asbestos-related lung disease. These general allegations are often made against the Corporation without any apparent evidence or identification of a specific product or premises of the Corporation. The Corporation has denied the allegations and raised numerous defenses in all of these asbestos cases. All asbestos claims have been tendered to the Corporation’s insurance carriers for defense and indemnity. The financial statements reflect appropriate accruals for the Corporation’s portion of the costs estimated to be incurred in connection with resolving these claims.

PART I

(Continued)

The Corporation is subject to routine litigation from time to time, which, individually or in the aggregate, is not expected to have a material adverse effect on the Corporation’s business, financial condition or results of operations.

Environmental Matters

The Corporation is subject to federal, state and local environmental protection laws and regulations with respect to its business operations and is operating in compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. Compliance with these laws and regulations is not expected to have a material adverse effect on the Corporation’s business, financial condition or results of operations.

The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites, none of which, individually or in the aggregate, in management’s opinion, is likely to have a material adverse effect on the Corporation’s business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

ITEM 4A.	EXECUTIVE OFFICERS

The names and ages of the executive officers of the Corporation as of February 24, 2004, together with certain biographical information, are as follows:

Robert E. Abernathy, 49, was elected Group President—Developing and Emerging Markets effective January 19, 2004. He is responsible for the Corporation’s businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa and the Environment and Energy organization. Mr. Abernathy joined the Corporation in 1982. His past responsibilities in the Corporation have included operations and major project management in North America. He was appointed Vice President—North American Diaper Operations in 1992; Managing Director of Kimberly-Clark Australia Pty. Limited in 1994; and Group President of the Corporation’s Business-to-Business segment in 1998.

Mark A. Buthman, 43, was elected Senior Vice President and Chief Financial Officer in 2003. Mr. Buthman joined the Corporation in 1982. He has held various positions of increasing responsibility in the operations, finance and strategic planning areas of the Corporation. Mr. Buthman was appointed Vice President of Finance in 2002 and Vice President of Strategic Planning and Analysis in 1997.

Thomas J. Falk, 45, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President—Global Tissue, Pulp and Paper in 1998, where he was responsible for the Corporation’s global tissue businesses. Earlier in his career, Mr. Falk had responsibility for the Corporation’s North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined the Corporation in 1983 and has held other senior management positions in the Corporation. He has been a director of the Corporation since 1999. He also serves on the board of directors of Centex Corporation and the University of Wisconsin Foundation, and serves as a trustee of the Boys & Girls Clubs of America.

PART I

(Continued)

Steven R. Kalmanson, 51, was elected Group President—North Atlantic Personal Care effective January 19, 2004. He is responsible for the Corporation’s global personal care segment, and its North American Sales, Marketing Services and Supply Chain and Logistics organizations. Mr. Kalmanson joined the Corporation in 1977. His past responsibilities have included various marketing and business management positions within the consumer products businesses. He was appointed President, Adult Care in 1990; President, Child Care in 1991; President, Family Care in 1995; and Group President of the Corporation’s Consumer Tissue segment in 1996.

W. Dudley Lehman, 52, was elected Group President—Business-to-Business effective January 19, 2004. He is responsible for the Corporation’s global Business-to-Business segment, which includes the K-C Professional Tissue and Wiper business, the Health Care business, Nonwovens manufacturing, Research and Sales functions, the Technical Paper business, the Neenah Paper business and the Pulp business. Mr. Lehman joined the Corporation in 1976 and held various marketing positions in the infant care and feminine care businesses before becoming Director of Training Pants in 1988. He was appointed President of the Child Care Sector in 1990; President of the Infant Care Sector in 1991; and Group President of the Infant Care and Child Care Sectors in 1995. Mr. Lehman is a director of Snap-on Incorporated.

Ronald D. Mc Cray, 46, was elected Senior Vice President—Law and Government Affairs effective July 1, 2003. His responsibilities include the Corporation’s legal affairs, internal audit and government relations activities. Mr. Mc Cray joined the Corporation in 1987 as Senior Attorney. He was appointed Senior Counsel in 1993 and Vice President and Chief Counsel in 1996. He was elected Vice President and Secretary in 1999 and Vice President, Associate General Counsel and Secretary in 2001. He is a director of Knight-Ridder, Inc.

Robert P. van der Merwe, 51, was elected Group President—North Atlantic Consumer Tissue effective January 19, 2004. He is responsible for the Corporation’s global consumer tissue segment, and its European Marketing Services, Integrated Supply Chain and Customer Management organizations. Mr. van der Merwe joined the Corporation in 1980 as Brand/Marketing Manager in South Africa. In 1985, he became Director of World Support Group—Personal Care. From 1987 to 1993, Mr. van der Merwe left the Corporation to become Managing Director of Xerox’s Southern African operations. He returned to the Corporation in 1994 as Director of Global Projects and became Director of the World Support Group—Personal Care in 1995. He became President of the Adult Care Sector later that year and was appointed President—Feminine Care Sector in 1997. He was appointed President—Kimberly-Clark Europe in 1998 and was elected Group President—Kimberly-Clark Europe, Middle East & Africa in 1998.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The dividend and market price data included in Item 8, Note 17 to the Consolidated Financial Statements is incorporated in this Item 5 by reference.

Quarterly dividends have been paid continually since 1935. Dividends are paid on or about the second business day of January, April, July and October. The Automatic Dividend Reinvestment service of EquiServe Trust Company, N.A. is available to Kimberly-Clark stockholders of record. The service makes it possible for Kimberly-Clark stockholders of record to have their dividends automatically reinvested in common stock and to make additional cash investments up to $3,000 per quarter.

Kimberly-Clark common stock is listed on the New York, Chicago and Pacific stock exchanges. The ticker symbol is KMB.

As of February 19, 2004, the Corporation had 36,870 holders of record of its common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
	2003	2002(a)	2001(a)(b)	2000(a)(b)	1999(a)(b)
	(Millions of dollars, except per share amounts)
Net Sales	$14,348.0	$13,566.3	$13,287.6	$12,909.5	$11,901.0
Gross Profit	4,899.9	4,815.6	4,669.6	4,676.7	4,215.5
Operating Profit	2,412.4	2,463.8	2,338.2	2,633.8	2,435.4
Share of Net Income of Equity Companies	107.0	113.3	154.4	186.4	189.6
Income from Continuing Operations Before Cumulative Effect of Accounting Change	1,694.2	1,686.0	1,609.9	1,800.6	1,668.1
Per Share Basis:
Basic	3.34	3.26	3.04	3.34	3.11
Diluted	3.33	3.24	3.02	3.31	3.09
Net Income	1,694.2	1,674.6	1,609.9	1,800.6	1,668.1
Per Share Basis:
Basic	3.34	3.24	3.04	3.34	3.11
Diluted	3.33	3.22	3.02	3.31	3.09
Cash Dividends Per Share
Declared	1.36	1.20	1.12	1.08	1.04
Paid	1.32	1.18	1.11	1.07	1.03
Total Assets	$16,779.9	$15,639.6	$15,059.1	$14,520.7	$12,865.6
Long-Term Debt	2,733.7	2,844.0	2,424.0	2,000.6	1,926.6
Stockholders’ Equity	6,766.3	5,650.3	5,646.9	5,767.3	5,093.1

(a)	During 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. Under EITF 01-9, the cost of promotion activities offered to customers is classified as a reduction in sales revenue. In addition, the estimated redemption value of consumer coupons is required to be recorded at the time the coupons are issued and classified as a reduction in sales revenue. The Corporation adopted EITF 01-9 effective January 1, 2002, and reclassified the expected redemption value of coupons and other applicable promotional activities from expense to a reduction in revenue, which reduced net sales by $1.1 billion for 1999, $1.1 billion for 2000 and $1.2 billion for 2001. The adoption of EITF 01-9 did not change reported earnings for prior years but did require the recording of a cumulative effect of a change in accounting principle in 2002, equal to an after-tax charge of approximately $.02 per share, which resulted from a change in the period for recognizing the costs of coupons.

(b)

On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. Under this standard, goodwill and intangible assets having indefinite lives are no longer amortized but are subject to

PART II

(Continued)

annual impairment tests with any impairment loss recognized in the period of impairment. The Corporation recorded goodwill amortization of $48.9 million in 1999, $88.0 million in 2000 and $94.7 million in 2001. The effect of this amortization, net of applicable income taxes, on basic and diluted earnings per share was $.09 in 1999, $.16 in 2000 and $.18 in 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s past performance, its financial condition and its prospects. We will discuss and provide our analysis of the following:

•	Overview of Business and 2003 Results

•	Overview of Business Segments

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Variable Interest Entities

•	Critical Accounting Policies and Use of Estimates

•	Contingencies and Legal Matters

•	Business Outlook

Overview of Business and 2003 Results

The Corporation is a global health and hygiene company with manufacturing facilities in 38 countries and its products are sold in more than 150 countries. The Corporation’s products are sold under such well-known brands as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. In managing this global business, the Corporation’s management believes that developing new and improved products, responding effectively to competitive challenges, obtaining and maintaining leading market shares, controlling costs, and managing currency and commodity risks are important to the long-term success of the Corporation. In the discussion and analysis of our results of operations and other related information we will refer to these factors.

•	Product innovation—Our past results and future prospects depend in large part on product innovation. We rely on our ability to develop and introduce new or improved products to drive sales and volume growth and to achieve and/or maintain category leadership. In order to develop new or improved products, we must develop the technology to support those products. A major portion of our total research and development expenditures is directed toward new or improved personal care, tissue and health care products and nonwoven materials.

•	Competitive environment—Our past results and future prospects are significantly affected by the competitive environment in which we operate. We experience intense competition for sales of our principal products in our major markets, both domestically and internationally. Our products compete with widely advertised, well-known, branded products, as well as private label products, which are typically sold at lower prices. We have several major competitors in most of our markets, some of which are larger and more diversified. The principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price, and marketing and distribution capabilities.

PART II

(Continued)

Aggressive competitive actions by our competitors in 2002 and 2003 have required that we increase promotional spending in order to maintain our market shares. We expect our competitors to continue to be aggressive in 2004.

•	Market shares—Achieving leading market shares in our principal products has been an important part of our past performance. We hold the number 1 or 2 brand position in more than 80 countries. Achieving and maintaining leading market shares is important because of ongoing consolidation of retailers and the trend of leading merchandisers seeking to stock only the top competitive brands. We track U.S. market share on a sales dollar basis with information provided by A.C. Nielson for distribution through the food, drug and mass merchandising channels, excluding Wal-Mart, warehouse clubs, dollar stores and certain other small outlets. This group does not participate in reporting market share by brand.

•	Cost controls—To maintain our competitive position, we must control our manufacturing, distribution and other costs. We have achieved cost savings from reducing material costs and manufacturing waste and realizing productivity gains and distribution efficiencies in each of our business segments. Our strategic investments in our information systems should also allow further costs savings through streamlining of our administrative operations.

•	Foreign currency and commodity risks—As a multinational enterprise, we are exposed to changes in foreign currency exchange rates and commodity prices. Our ability to effectively manage these risks can have a material impact on our results of operations.

During 2003, we continued to face intense competition in most of our markets. In particular, the diaper and pants categories in North America and Europe were affected by the competitive pricing and package sizing pressures that began in late 2002. In addition to lower net selling prices, our consumer tissue businesses were also adversely affected by higher materials input costs. Despite these challenges, we achieved improved results in 2003:

•	Our net sales grew 6 percent.

•	We continued our focus on product innovation delivering a number of new and improved products, such as Huggies Convertible diaper-pants, Pull-Ups training pants with easy open sides, Poise pantiliners, new Viva towels in Australia and new and improved surgical products in health care.

•	The strength of our portfolio of leading brands helped drive double-digit sales growth to our top six global customers for the third year in a row.

•	While our operating profit decreased 2 percent, net income increased 1 percent.

•	We delivered cost savings of about $190 million, near the upper end of our goal of $175-$200 million, which offset higher pension costs of nearly $140 million.

•	In addition, we incurred higher costs for fiber, energy and product distribution.

•	Other income (expense), net reflects currency losses versus gains in 2002.

•	Net income benefited from a lower effective tax rate.

•	We achieved record cash flow from operations for the second consecutive year.

•	Our strong cash flow permitted us to make cash contributions to our defined benefit pension trusts of about $185 million, and we plan to contribute an additional $100 million in 2004.

•	We repurchased 10.4 million shares of our common stock under authorized share repurchase programs at a cost of $529 million.

•	We increased our annual cash dividend 13 percent in 2003 and will increase it an additional 18 percent in 2004.

PART II

(Continued)

Overview of Business Segments

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care; Consumer Tissue; and Business-to-Business. Each reportable segment is headed by an executive officer who reports to the Chief Executive Officer and is responsible for the development and execution of global strategies to drive growth and profitability of the Corporation’s worldwide personal care, consumer tissue and business-to-business operations. These strategies include global plans for branding and product positioning, technology and research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. The principal sources of revenue in each of our global business segments are described below. The accounting policies of our reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements.

•	The Personal Care segment manufactures and markets disposable diapers, training and youth pants and swimpants; feminine and incontinence care products; and related products. Products in this segment are primarily for household use and are sold under a variety of brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

•	The Consumer Tissue segment manufactures and markets facial and bathroom tissue, paper towels and napkins for household use; wet wipes; and related products. Products in this segment are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Hakle, Page, Huggies and other brand names.

•	The Business-to-Business segment manufactures and markets facial and bathroom tissue, paper towels, wipers and napkins for away-from-home use; health care products such as surgical gowns, drapes, infection control products, sterilization wraps, disposable face masks and exam gloves, respiratory products, and other disposable medical products; printing, premium business and correspondence papers; specialty and technical papers; and other products. Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, Kimwipes, WypAll, Surpass, Safeskin, Tecnol, Ballard and other brand names.

PART II

(Continued)

Results of Operations and Related Information

In this section, we discuss and analyze our 2003 net sales, operating profit and other information relevant to an understanding of our 2003 results of operations. In this discussion and analysis, we compare our 2003 results to 2002, and our 2002 results to 2001. In each of those discussions, we focus first on our consolidated results, and then discuss the results of each of our reportable segments.

Analysis of Consolidated Net Sales—Three Years Ended December 31, 2003

By Business Segment

	2003	2002	2001
	(Millions of dollars)
Personal Care	$5,257.5	$5,101.7	$5,156.6
Consumer Tissue	5,441.9	5,018.6	4,747.9
Business-to-Business	3,800.8	3,593.0	3,544.6
Intersegment sales	(152.2)	(147.0)	(161.5)

Consolidated	$14,348.0	$13,566.3	$13,287.6

By Geographic Area

	2003	2002	2001
	(Millions of dollars)
United States	$8,657.6	$8,649.4	$8,638.3
Canada	801.8	831.4	900.7
Intergeographic sales	(515.6)	(601.2)	(694.7)

Total North America	8,943.8	8,879.6	8,844.3
Europe	2,892.5	2,482.8	2,341.3
Asia, Latin America and other	3,061.6	2,751.5	2,661.7
Intergeographic sales	(549.9)	(547.6)	(559.7)

Consolidated	$14,348.0	$13,566.3	$13,287.6

Commentary:

2003 versus 2002

	Percent Change in Sales Versus Prior Year
	Total Change	Change Due To
		Volume
		Total Volume	Organic Growth	Acquisitions	Net Price	Currency	Other
Consolidated	6	2	1	1	—	4	—
Personal Care	3	—	—	—	—	3	—
Consumer Tissue	8	4	2	2	—	5	(1)
Business-to-Business	6	3	3	—	(1)	4	—

Consolidated net sales increased 5.8 percent over 2002. In addition to favorable currency effects of about 4 percent, higher sales volumes of more than 2 percent more than offset slightly lower net selling prices. The favorable currency effects, primarily in Europe and Australia, were tempered by unfavorable currency effects in

PART II

(Continued)

Latin America. Slightly less than one-half of the increased sales volumes were due to the consolidation, in August 2003, of Klabin Kimberly S.A., (“Klabin”), the Corporation’s former equity affiliate—Brazil’s largest tissue manufacturer, and the February 2003 acquisition of the Klucze tissue business in Poland.

Market Shares

Shown below are our U.S. market shares for key categories for full years 2001 through 2003:

Category	2003	2002	2001
Diapers	38%	40%	39%
Training, Youth and Swim Pants	68%	73%	79%
Adult Incontinence Care	56%	55%	54%
Facial Tissue	53%	54%	53%
Bathroom Tissue	28%	27%	26%
Paper Towels	19%	19%	17%

•	Worldwide sales of personal care products increased 3.1 percent due to favorable currency exchange rates. Overall sales volumes and net selling prices were the same as last year. In North America, net sales increased about 1 percent. Favorable Canadian exchange rate effects and product mix more than offset lower net selling prices of about 1 percent. Increased sales volumes for training pants and incontinence care products were offset by decreased sales volume for diapers that were affected by aggressive competitive actions. Training-pants products achieved an all-time record for annual shipments even though U.S. market share for 2003 was below last year’s full year share. Recent trends are more positive with fourth quarter market share recovering to about 70 percent, a gain of approximately 4 points compared with the fourth quarter of 2002. While U.S. diaper market share for the full year was less than the prior year, market share for the most recent 12-week period improved sequentially and versus the prior year.

Net sales in Europe increased about 10 percent as favorable currency effects more than offset 4 percent lower sales volumes due to aggressive competitive consumer promotion activity. Lower diaper sales volumes were partially offset by increased sales volumes for incontinence care products and training pants. In Latin America, net sales declined about 9 percent. Net selling prices increased more than 5 percent but were more than offset by lower sales volumes, primarily in the Caribbean region, largely because of weak economic conditions in the Dominican Republic and unfavorable currency effects in Brazil and Venezuela. Net sales in Asia increased nearly 12 percent driven by favorable currency effects and higher sales volumes in Australia.

•	Worldwide sales of consumer tissue products increased 8.4 percent due to favorable currency effects, primarily in Europe and nearly 4 percent higher sales volumes. Overall net selling prices were essentially even with last year. In North America, net sales increased more than 1 percent on 2 percent higher sales volumes partially offset by lower net selling prices. In the paper towel category, U.S. market share in the fourth quarter was above the average for the year and up 2 points versus 2002. While our overall U.S. market share in the facial category for 2003 was below 2002, there was sequential improvement in both the third and fourth quarters of the year. Net sales in Europe increased more than 20 percent driven by favorable currency effects and higher sales volumes of about 5 percent, primarily due to the Klucze acquisition. Net selling prices were flat versus 2002. In Latin America, net sales advanced more than 20 percent primarily as a result of the consolidation of Klabin. Net sales in Asia increased more than 7 percent primarily due to favorable currency effects in Australia, partially offset by lower sales volumes in the region.

PART II

(Continued)

•	Worldwide sales of products in the business-to-business segment increased 5.8 percent as a result of favorable currency effects and nearly 3 percent higher sales volumes, tempered by net selling prices that were more than 1 percent lower. The higher sales volumes were driven by advances for professional products in North America, Latin America and Asia and increased sales volumes of global health care products.

2002 versus 2001

	Percent Change in Sales Versus Prior Year
	Total Change	Change Due To
		Volume			Net Price	Currency	Other
		Total Volume	Organic Growth	Acquisitions
Consolidated	2	5	4	1	(2)	(1)	—
Personal Care	(1)	4	2	2	(1)	(3)	(1)
Consumer Tissue	6	8	6	2	(3)	1	—
Business-to-Business	1	3	2	1	(2)	—	—

Consolidated net sales increased 2.1 percent over 2001. Unfavorable currency effects reduced net sales about 1 percent. These unfavorable currency effects, primarily in Argentina and Venezuela, were partially offset by favorable currency effects in Europe. Sales volumes increased approximately 5 percent, including the acquisition of majority ownership of Kimberly-Clark Australia Pty. Ltd. (“KCA”) effective July 1, 2001, which contributed about one-third of the gain. Net selling prices decreased about 2 percent, primarily due to higher promotional spending in North America in the personal care and consumer tissue segments.

•	Worldwide sales of personal care products declined 1.1 percent. Sales volume growth of over 3 percent, about one-half of which was due to the consolidation of KCA, was more than offset by lower net selling prices and negative effects of changes in currency exchange rates. In North America, net sales decreased about 2 percent as lower net selling prices, driven by competitive activities, more than offset sales volume gains of nearly 4 percent. Net sales in Europe increased about 4 percent, primarily due to favorable currency effects. Decreased net selling prices overcame 1 percent higher sales volumes. In Latin America, net sales declined primarily because of the effects of the recession in Argentina. KCA was a significant contributor to higher sales volumes in Asia, along with growth in sales of infant and feminine care products in Korea, partially offset by lower sales volumes in the Philippines.

•	Worldwide sales of consumer tissue products increased 5.7 percent. Net sales grew on the strength of 8 percent higher sales volumes and favorable currency effects, tempered by 3 percent lower net selling prices. In North America, a 5 percent increase in net sales was driven by more than 9 percent growth in sales volumes, with strong increases in sales of Scott towels and Cottonelle and Scott bathroom tissue, partially offset by lower net selling prices, including the effect of higher promotion spending. Net sales in Europe increased more than 7 percent including a near 5 percent boost from currency effects. Higher sales volumes of over 3 percent, including the launch of baby wipes, were partially offset by lower net selling prices. In Latin America, the unfavorable currency effects not recovered through selling price increases partially reduced the overall increase in sales volumes. In addition to the contribution of KCA, Asia benefited from higher sales volumes in Korea, tempered by market weakness in Taiwan.

•	Worldwide sales of products in the business-to-business segment increased 1.4 percent. Sales volumes for the segment increased nearly 3 percent, on the strength of higher volumes in the health care and professional businesses of 7 percent and 4 percent, respectively. However, net sales in the North American printing and technical paper businesses declined due to the effects of the weak U.S. economy.

PART II

(Continued)

Analysis of Consolidated Operating Profit—Three Years Ended December 31, 2003

By Business Segment

	2003	2002	2001
	(Millions of dollars)
Personal Care	$1,104.9	$1,042.7	$1,042.7
Consumer Tissue	844.3	921.7	863.7
Business-to-Business	683.0	670.0	599.4
Other income (expense), net	(111.9)	(73.3)	(83.7)
Unallocated—net	(107.9)	(97.3)	(83.9)

Consolidated	$2,412.4	$2,463.8	$2,338.2

By Geographic Area

	2003	2002	2001
	(Millions of dollars)
United States	$1,942.9	$2,018.9	$1,927.5
Canada	131.7	100.5	156.9
Europe	202.9	191.0	176.2
Asia, Latin America and other	354.7	324.0	245.2
Other income (expense), net	(111.9)	(73.3)	(83.7)
Unallocated—net	(107.9)	(97.3)	(83.9)

Consolidated	$2,412.4	$2,463.8	$2,338.2

Note:	Unallocated—net consists of expenses not associated with the business segments or geographic areas.

Commentary:

2003 versus 2002

	Percent Change in Operating Profit Versus Prior Year
	Total Change	Change Due To
		Volume	Net Price	Fiber Cost	Currency	Other(a)
Consolidated	(2)	3	(2)	(3)	3	(3)
Personal Care	6	(1)	(1)	—	2	6
Consumer Tissue	(8)	5	(1)	(6)	2	(8)
Business-to-Business	2	6	(4)	(4)	6	(2)

(a)	Includes pension, energy and other costs, net of cost savings achieved.

Consolidated operating profit decreased 2.1 percent due to higher promotional spending, increased fiber, distribution and energy costs, increased pension expense of approximately $140 million and a higher level of expenses in other income (expense), net that more than offset the benefits of cost reduction programs of about $190 million, favorable currency effects and increased sales volumes. Each of the three business segments incurred more than $40 million of the higher pension costs. Operating profit as a percentage of net sales decreased from 18.2 percent in 2002 to 16.8 percent in 2003.

•

Operating profit for personal care products increased 6.0 percent primarily because the benefits of cost reduction programs and favorable currency effects more than offset the lower net selling prices, lower

PART II

(Continued)

sales volumes and higher raw materials and distribution costs. Although the competitive environment remained intense through product pricing and promotional activity, North America achieved strong fourth quarter results compared with the high level of incremental promotional spending in the year-ago quarter associated with diaper and training pant count changes at that time. North American operating profit for the full year increased because the aggressive cost reduction efforts more than offset lower net selling prices and the higher pension costs. Operating profit in Europe advanced as cost savings programs and favorable currency effects more than offset lower sales volumes. In Latin America, operating profit declined due to higher materials and fiber costs and unfavorable currency effects. Operating profit in Asia rose primarily due to higher sales volumes and favorable currency effects in Australia.

•	Operating profit for consumer tissue products decreased 8.4 percent because increased sales volumes and cost reductions were more than offset by higher fiber, distribution and energy costs, the higher pension costs and increased promotional spending. In each of the major regions—North America, Europe, Latin America and Asia—operating profit declined generally due to the same factors that affected the segment overall.

•	Operating profit for the business-to-business segment increased 1.9 percent as the benefits of cost savings programs, higher sales volumes and favorable currency effects more than offset lower net selling prices, higher fiber and other materials costs, higher distribution and energy expenses, and the increased pension costs. Operating profit for professional products rose in both North America and Europe primarily due to cost reductions and favorable currency effects. Operating profit for health care products increased because of higher sales volumes, cost savings and favorable currency effects, tempered by lower net selling prices. Operating profit for other businesses in the segment declined due to lower sales volumes and higher fiber costs.

In 2002, the Corporation recorded charges of approximately $44 million related to business improvement and other programs. Charges related to the plans to streamline manufacturing and administrative operations in Latin America and Europe totaled $14.3 million and $19.1 million, respectively, and consisted principally of employee severance of $16.8 million and asset write-off and disposal costs of $8.4 million. The Corporation also recorded charges of approximately $4 million for employee severance to complete actions that had been initiated in 2001 and approximately $4 million for a one-time national security tax levied on all corporations in Colombia.

The above 2002 charges were recorded in the business segments as follows: personal care $14.8 million; consumer tissue $21.8 million; business-to-business $7.6 million. On a geographic basis, these charges are included as follows: North America $6.8 million; Europe $19.1 million; Asia, Latin America and other $18.3 million. These charges are included in the consolidated income statement as follows: cost of products sold—$19.9 million, consisting principally of employee severance and asset write-off costs; marketing, research and general expenses—$24.3 million, consisting principally of severance, training and other integration costs in Europe.

•

Other income (expense), net in 2003 included charges of $34 million consisting of $15.6 million for a legal judgment in Europe and $18.4 million for the costs associated with the redemption of $200 million of 7 7/8% and $200 million of 7.0% debentures, and nearly $20 million for charges to write-off an investment in an historic restoration project and to record the cost of exiting a nonstrategic facility outside of North America. Also included were $25.1 million of operating losses related to the Corporation’s participation in affordable housing and historic renovation projects, an increase of $8.0 million compared with 2002. Included in 2002 were $21 million of charges related to the settlement in December 2002 of securities and shareholder derivative litigation involving Safeskin

PART II

(Continued)

Corporation (“Safeskin”) and a charge of $26.5 million for the write-off of tax credits in Brazil. The litigation predated the Corporation’s February 2000 acquisition of Safeskin. In addition, the Corporation recorded currency transaction losses in 2003 compared with gains in 2002.

2002 versus 2001

	Percent Change in Operating Profit Versus Prior Year
	Total Change	Change Due To
		Volume	Net Price	Fiber Cost	Currency	Other(a)
Consolidated	5	11	(12)	4	(1)	3
Personal Care	—	8	(10)	1	(3)	4
Consumer Tissue	7	17	(16)	11	—	(5)
Business-to-Business	12	7	(11)	1	—	15

(a)	Includes pension and other costs, net of cost savings and the elimination of goodwill amortization.

Consolidated operating profit increased 5.4 percent. Operating profit as a percentage of net sales increased from 17.6 percent in 2001 to 18.2 percent in 2002.

In 2002, the Corporation incurred higher net pension costs for its defined benefit plans of approximately $52 million compared with 2001.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, the Corporation ceased amortizing goodwill in 2002. Goodwill amortization by segment in 2001 was: personal care $16.0 million; consumer tissue $14.6 million and business-to-business $58.8 million. By geographic region, goodwill amortization in 2001 was: North America $57.8 million; Europe $9.2 million and Asia, Latin America and other $22.4 million.

•	Operating profit for personal care products was even with 2001. The costs of promotional spending that were driven by competitive activity, especially in the second half of the year, offset the increased sales volumes, lower costs for business improvement plans and the discontinuation of goodwill amortization in 2002. In North America, operating profit declined despite increased sales volumes, particularly for Depend and Poise adult incontinence care products, and increased productivity and cost savings programs. This decline primarily reflected the high levels of promotional activity to defend the infant and child care brands’ market positions. While operating profit in Europe improved, in part due to lower raw material costs, that business experienced competitive pressure similar to North America. Operating profit in Asia benefited from the acquisition of KCA and growth in Korea, tempered by lower earnings in the Philippines.

•	Operating profit for consumer tissue products increased 6.7 percent. Increased sales volumes, particularly in North America for Scott and Cottonelle bathroom tissue and Scott towels, and lower pulp costs were the primary drivers behind this growth. These gains were partially offset by increased levels of promotional and marketing spending.

•	Operating profit for the business-to-business segment increased 11.8 percent. In 2001, operating profit included a charge of $58.8 million for goodwill amortization. In addition, the segment recorded approximately $51 million of costs in 2001 primarily related to a North American mill closing and costs to integrate acquired businesses compared to about $8 million of similar costs in 2002. While earnings for the health care business benefited from the higher sales volumes, this gain was offset by lower results in the other businesses due to the economic slowdown in North America.

PART II

(Continued)

Operating profit in 2001 included charges totaling nearly $167 million, principally for asset write-off and disposal costs of $107 million, employee severance costs of $26 million, contract termination costs of $15 million and costs to assimilate acquired businesses of $13 million. In November 2001, the Corporation announced plans for the streamlining of manufacturing operations in Latin America, including the shutdown of four small, older plants, as well as the closure of a technical paper mill in North America. Total cash charges for these plans were $18.4 million, including a one-time $11 million payment to settle a vendor contract agreement in North America. Noncash costs for these plans recorded in the fourth quarter totaled $66.7 million, including the write-off of the assets associated with the technical paper mill that was closed in December 2001. Also included in those plans was the write-off of excess manufacturing equipment in North America of approximately $14 million. These plans were substantially completed prior to the end of 2002. Also included in the $167 million of charges were workforce severance costs of about $6 million and asset write-off and disposal costs of approximately $34 million to streamline personal care operations in North America and China. These programs were completed during 2001. As part of the integration of acquired businesses, including Linostar, S.p.A. (“Linostar”) in Italy, S-K Corporation (“S-K”) in Taiwan, and Safeskin, costs totaling approximately $13 million related to assimilating these operations, such as changing packaging and labeling and duplicative labor costs, were expensed as incurred.

The above charges were recorded in the business segments as follows: personal care $76.8 million; consumer tissue $39.2 million; business-to-business $51.4 million. On a geographic basis these charges are included as follows: North America $109.5 million; Europe $12.6 million; Asia, Latin America and other $45.3 million. These charges are included in the consolidated income statement as follows: cost of products sold—$141.7 million, consisting principally of asset write-off and disposal costs and severance costs; marketing, research and general expenses—$25.7 million, consisting principally of severance costs for administrative employees in Europe and certain costs related to the business integrations.

•	Other income (expense), net included the Safeskin litigation settlement in 2002 and $17.1 million of operating losses related to the Corporation’s participation in affordable housing and historic renovation real estate projects, an increase of $11.8 million compared with 2001. In 2001 a charge of $43.2 million was recorded pursuant to arbitration rulings released on January 21 and 31, 2002. The rulings resolved two disputes related to the closure of the Corporation’s Mobile, Ala., pulp mill in 1999 and the supply of energy to the Corporation’s Mobile tissue mill. Also included were currency transaction gains in 2002 compared with losses in 2001. In addition, included in 2002 and 2001 were charges of $26.5 million and $33 million, respectively, for the write-off of tax credits in Brazil when it was determined that the credits could not be utilized to offset taxes otherwise payable. From 1999 through early 2001, two of our affiliates in Brazil purchased unused tax credits, as permitted by law, to reduce taxes otherwise payable. During the fourth quarter 2001, we determined that it was probable that a portion of the purchased tax credits would not be allowed by tax authorities nor would collection of the collateral or amounts pledged under sellers’ guarantees occur. Accordingly, in the fourth quarter of 2001, we recorded a charge of $33 million to other expense for these tax credits.

In 2002, we established a team to investigate and to pursue actions to recover these losses. In the second quarter of 2002, evidence was discovered to suggest fraud by at least one employee of our affiliates and possibly several others in connection with the tax credit purchases. We determined that the remaining purchased tax credits were invalid and that the collateral backing them was worthless. We had previously concluded, during the December 2001 review, based on the advice of our outside advisors that these credits represented legitimate tax credits. Accordingly, in the second quarter of 2002, we recorded a charge of $26.5 million to other expense for losses associated with these tax credits. We have no remaining financial exposure for purchased tax credits.

We have implemented various corrective actions to prevent this matter from recurring in the future, including terminating all the employees responsible for the decisions to purchase these tax credits.

PART II

(Continued)

We have also filed civil and criminal actions against a former employee; third parties (i.e., intermediaries who sold or arranged for our affiliates’ purchase of tax credits); tax credit sellers; and legal counsel associated with the purchase of the tax credits.

In addition, we have restricted the affiliates’ purchasing authority and control procedures have been re-emphasized. Personnel changes have been made to strengthen the affiliates’ organizations and their internal control compliance.

Additional Income Statement Commentary

Synthetic Fuel Partnership

In April 2003, the Corporation entered into an agreement whereby it acquired a 49.5 percent minority interest in a synthetic fuel partnership. The partnership is a variable interest entity that will become subject to the requirements of Financial Accounting Standards Board (“FASB”) Interpretation FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB 51, (“FIN 46R”) as of March 31, 2004. The transaction was subject to the receipt of a favorable private letter ruling from the Internal Revenue Service (the “IRS”) confirming that the synthetic fuel produced by the partnership is eligible for synthetic fuel tax credits. The partnership received the favorable letter ruling on October 31, 2003. The partnership’s test procedures are in compliance with the requirements outlined by the IRS. These tax credits are not available for synthetic fuel produced after 2007.

The production of synthetic fuel results in pretax losses. In 2003, these pretax losses totaled $105.5 million and are reported as nonoperating expense on the Corporation’s income statement. The production of synthetic fuel results in tax credits as well as tax deductions for the nonoperating losses, which reduce the Corporation’s income tax expense. In 2003, the Corporation’s participation in the synthetic fuel partnership resulted in $94.1 million of tax credits, and the nonoperating losses generated an additional $37.2 million of tax benefits, which combined to reduce the Corporation’s income tax provision by $131.3 million. The tax benefits and credits related to the operation of the partnership increased net income by $25.8 million or $.05 per share. The tax credits are shown as a reconciling item in the Corporation’s reconciliation of the U.S. statutory rate to its effective income tax rate in Note 13 to the Consolidated Financial Statements.

Because the partnership has received the favorable private letter ruling from the IRS and because the partnership’s test procedures conform to IRS procedures, the Corporation believes its loss exposure under the synthetic fuel partnership is minimal. Application of FIN 46R to this entity is not expected to have a material effect on the Corporation’s consolidated financial statements.

2003 versus 2002

•	Interest expense decreased primarily due to lower interest rates partially offset by a higher average level of debt.

•	The Corporation’s effective income tax rate was 23.8 percent in 2003 compared with 29.0 percent in 2002. The lower effective tax rate was primarily due to the benefits from the synthetic fuel partnership described above.

•

The Corporation’s share of net income of equity affiliates was $107.0 million in 2003 compared with $113.3 million in 2002. The decrease was primarily due to lower earnings at Kimberly-Clark de Mexico, S.A. de C.V. (“KCM”) primarily because of depreciation in the value of the peso. KCM’s operating profit benefited from higher sales volumes of about 6 percent and cost savings programs.

PART II

(Continued)

However, these positive factors could not overcome higher fiber and other materials costs and negative currency effects.

•	Minority owners’ share of subsidiaries’ net income decreased 4.3 percent primarily due to KCA becoming a wholly owned subsidiary on June 30, 2002.

2002 versus 2001

•	Interest expense decreased primarily due to lower interest rates, partially offset by a higher average level of debt.

•	The Corporation’s effective income tax rate was 29.0 percent in 2002 compared with 29.8 percent in 2001. The lower effective tax rate was primarily due to the discontinuance, for financial reporting purposes, of goodwill amortization that had not been deductible for income tax purposes.

•	The Corporation’s share of net income of equity companies was $113.3 million in 2002 compared with $154.4 million in 2001. The decrease was primarily due to lower earnings at KCM due to negative currency effects and a higher effective tax rate due to changes in Mexican tax law. Although KCM’s sales volumes increased more than 4 percent, operating profit declined about 3 percent due to lower net selling prices reflecting the competitive environment. The consolidation of KCA also impacted the Corporation’s share of net income of equity companies.

•	Minority owners’ share of subsidiaries’ net income decreased 8.1 percent primarily due to a lower return on the preferred securities held by the minority interest in the Corporation’s consolidated foreign financing subsidiary (as described below under Financing Commentary).

•	During 2001, the Emerging Issues Task Force (“EITF”) issued EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The Corporation adopted EITF 01-9 effective January 1, 2002. The adoption of EITF 01-9 did not change reported earnings for 2001 but did require the recording of a cumulative effect of a change in accounting principle in 2002, equal to an after tax charge of approximately $.02 per share, which resulted from a change in the period for recognizing the costs of coupons.

Sales of Principal Products

	2003	2002	2001
	(Billions of dollars)
Family care tissue products	$4.8	$4.4	$4.2
Diapers	3.0	3.0	3.0
Away-from-home products	2.1	1.9	1.9
All other	4.4	4.3	4.2

Consolidated	$14.3	$13.6	$13.3

Approximately 13 percent, 12 percent and 11 percent of net sales were to Wal-Mart Stores, Inc. in 2003, 2002 and 2001, respectively, primarily in the Personal Care and Consumer Tissue businesses.

PART II

(Continued)

Liquidity and Capital Resources

	Year Ended December 31
	2003	2002
	(Millions of dollars)
Cash provided by operations	$2,613.0	$2,424.2
Capital spending	877.6	870.7
Acquisitions of businesses, net of cash acquired	258.5	410.8
Ratio of total debt and preferred securities to capital (a)	37.1%	43.2%
Pretax interest coverage—times	13.4	13.3

(a)	Capital is total debt and preferred securities plus stockholders’ equity and minority owners’ interest in subsidiaries.

Cash Flow Commentary:

•	Cash provided by operations increased $188.8 million or 7.8 percent to a record $2.6 billion. The reported amounts of operating working capital are affected by changes in currency exchange rates. From a cash flow perspective, the Corporation invested less cash in operating working capital in 2003 primarily due to improved cash collections of trade accounts receivable in Europe, income tax refunds of prior year taxes and lower income tax payments.

•	In 2003, the Corporation contributed $184.2 million to its pension plan trusts compared with $126.0 million in 2002. The significant level of cash provided by operations in 2003 allowed the Corporation to make a contribution of $50 million to its U.S. defined benefit pension plan in December 2003, which had originally been planned for 2004. The Corporation intends to contribute an additional $50 million to the U.S. plan and about $50 million to plans outside the U.S. in 2004.

Contractual Obligations:

The following table presents the Corporation’s total contractual obligations for which cash flows are fixed or determinable.

	Total	2004	2005	2006	2007	2008	2009+
	(Millions of dollars)
Contractual obligations
Long-term debt	$2,919	$185	$584	$15	$322	$1	$1,812
Operating leases	249	68	53	38	25	18	47
Unconditional purchase obligations	639	230	90	44	29	28	218
Open purchase orders	986	986	—	—	—	—	—

Total contractual obligations	$4,793	$1,469	$727	$97	$376	$47	$2,077

Commentary:

•	The amounts shown in the table for long-term debt are the principal balances and do not include future interest payments.

•

The unconditional purchase obligations are for the purchase of raw materials, primarily pulp, and utilities, principally electricity. Although the Corporation is primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and

PART II

(Continued)

forecasted future cash flows, management believes the Corporation’s exposure to losses, if any, under these arrangements is not material.

•	The open purchase orders displayed in the table represent amounts the Corporation anticipates will become payable within the next year for goods and services the Corporation has negotiated for delivery.

The table does not include anticipated payments related to the synthetic fuel partnership described above. The Corporation will only make such payments if the partnership produces synthetic fuel in future years. The Corporation estimates that it will make payments of $130 million in 2004, $100 million in both 2005 and 2006, and $60 million in 2007.

A consolidated financing subsidiary of the Corporation has issued preferred securities that are in substance perpetual and are callable by the subsidiary in November 2008 and each 20-year anniversary thereafter. Management currently anticipates extending the call date of these securities in November 2008 and therefore they are not included in the above table (see Financing Commentary below for additional detail regarding these securities).

Investing Commentary:

•	The Corporation continued its focus on targeting capital spending for projects that provide operating benefits through sales growth, cost savings or product improvement.

During the first quarter of 2003, the Corporation purchased the Klucze tissue business in Poland. This acquisition is consistent with the Corporation’s strategy of growing its global consumer tissue business and will provide it with a strong platform to expand its business in Central and Eastern Europe. The allocation of the purchase price to the fair value of assets and liabilities acquired was completed in 2003 and resulted in recognition of goodwill and other intangible assets of approximately $20 million.

During the third quarter of 2003, the Corporation acquired an additional 49 percent interest in Kimberly-Clark Peru S.A. and the remaining 50 percent interest in its tissue joint venture in Brazil (Klabin Kimberly S.A.). The cost of these acquisitions totaled approximately $200 million. These acquisitions were a result of the partners in each of the ventures exercising their options to sell their ownership interest to the Corporation. As of December 31, 2003, the preliminary allocation of the purchase price resulted in approximately $150 million of goodwill being recorded on these acquisitions. The allocation of the purchase price to the fair value of assets and liabilities acquired is currently in process and will be completed by the second quarter of 2004.

•	The net increase in time deposits was primarily attributable to investment of cash accumulated in Korea.

PART II

(Continued)

Financing Commentary:

•	The following table contains information for shares repurchased as part of publicly announced share repurchase programs (in millions, except per share amounts). All share repurchases by the Corporation were made through brokers on the New York Stock Exchange. No shares were repurchased directly from any officer or director of the Corporation.

Quarter Ended	Total Shares Purchased	Average Cost Per Share	Total Cost	Authorized Shares Remaining
March 31, 2002	2.50	$61.92	$154.8	19.00	(1)
June 30, 2002	2.50	64.83	162.1	16.50
September 30, 2002	2.50	58.87	147.2	14.00
December 31, 2002	4.35	48.61	211.4	9.65

Total	11.85	$57.00	$675.5

March 31, 2003	2.50	$45.11	$112.8	27.15	(2)
June 30, 2003	2.20	51.22	112.7	24.95
September 30, 2003	2.26	50.05	113.1	22.69
December 31, 2003	3.44	55.27	190.1	19.25

Total	10.40	$50.84	$528.7

(1)	Remaining under a 25 million share repurchase program authorized by the Corporation’s board of directors in November 2000.

(2)	Repurchase of 20 million additional shares was authorized by the Corporation’s board of directors in February 2003.

In addition, during 2002 and 2003, .1 million shares at a cost of $8.1 million and .2 million shares at a cost of $8.4 million, respectively, were purchased in connection with the exercise of employee stock options.

•	In February 2001, the Corporation formed a Luxembourg-based financing subsidiary. The subsidiary issued 1 million shares of voting-preferred securities with an aggregate par value of $520 million to a nonaffiliated entity for cash proceeds of $516.5 million. See Note 4 to the Consolidated Financial Statements for additional information.

•	At December 31, 2003, total debt and preferred securities was $4.2 billion, a decrease of $.3 billion from the prior year end.

•	At December 31, 2003, the Corporation had $1.22 billion of revolving credit facilities. These facilities, unused at December 31, 2003, permit borrowing at competitive interest rates and are available for general corporate purposes, including backup for commercial paper borrowings. The Corporation pays commitment fees on the unused portion but may cancel the facilities without penalty at any time prior to their expiration. Of these facilities, $610 million expires in October 2004 and the balance expires in November 2008.

•

In July 2003, Standard & Poor’s (“S&P”) revised the Corporation’s credit rating for long-term debt from AA to AA-. Moody’s Investor Service maintained its short- and long-term ratings but changed the Corporation’s outlook to negative from stable, indicating that a ratings downgrade could be possible within the next 12 months. These changes were primarily based on the Corporation’s business performance in the heightened competitive environment and because S&P changed the way in which it evaluates liabilities for pensions and other postretirement benefits. Management believes that these

PART II

(Continued)

actions will not have a material adverse effect on the Corporation’s access to credit or its borrowing costs since these credit ratings remain strong and are in the top eight percent of companies listed in S&P’s ranking of the 500 largest companies. The Corporation’s commercial paper continues to be rated in the top category.

•	In June 2003, the Corporation filed a registration statement with the Securities and Exchange Commission to issue up to $1.5 billion in long-term debt securities.

In August 2003, the Corporation issued $500 million of 5.0% Notes due August 15, 2013. The proceeds were used to redeem other notes, as described below, and retire commercial paper. In connection with the borrowing, the Corporation entered into an interest rate swap agreement maturing on August 15, 2013 with a counterparty under which the difference between fixed- and floating-rate interest amounts calculated on a $300 million notional amount is exchanged on a quarterly basis. The floating rate is 3-month average LIBOR plus 4.4 basis points. The swap agreement will permit the Corporation to maintain its desired ratio of fixed and floating-rate borrowings. During June and July 2003, the Corporation issued redemption notices on $200 million of 7 7/8% and $200 million of 7.0% debentures, respectively. The costs associated with redeeming the debentures, totaling $18.4 million, were recorded in the third quarter of 2003. Also in the third quarter of 2003, the Corporation terminated a $400 million fixed-to-floating interest rate swap it had entered into in March 2002 in connection with the issuance of $400 million of 4 1/2% Notes maturing in July 2005. The gain on the terminated swap will be amortized to earnings over the remaining life of the debt issue.

In August 2003, the Corporation repurchased $45 million of industrial revenue bonds.

On December 29, 2003, the Corporation announced the repurchase of $40 million of industrial revenue development bonds to be effective February 2, 2004. At December 31, 2003, the Corporation classified the $40 million as debt payable within one year and reduced long-term debt by that same amount.

•	Management believes that the Corporation’s ability to generate cash from operations, which has grown from $2.3 billion in 2001 to $2.6 billion in 2003, and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending and other needs in the foreseeable future.

Variable Interest Entities

The Corporation has variable interests in the following financing and real estate entities and a synthetic fuel partnership (see Synthetic Fuel Partnership).

Financing Entities

The Corporation holds a significant variable interest in two financing entities that were used to monetize long-term notes received from the sale of certain nonstrategic timberlands and related assets, which were sold in 1999 and 1989 to nonaffiliated buyers. These transactions qualified for the installment method of accounting for income tax purposes and met the criteria for immediate profit recognition for financial reporting purposes contained in SFAS 66, Accounting for Sales of Real Estate. These sales involved notes receivable with an aggregate face value of $617 million and a fair value of approximately $593 million at the date of sale. The notes receivable are backed by irrevocable standby letters of credit issued by money center banks, which aggregated $617 million at December 31, 2003.

Because the Corporation desired to monetize the $617 million of notes receivable and continue the deferral of current income taxes on the gains, in 1999 the Corporation transferred the notes received from the 1999 sale to a noncontrolled financing entity, and in 2000 it transferred the notes received from the 1989 sale to another

PART II

(Continued)

noncontrolled financing entity. The Corporation has minority voting interests in each of the financing entities (collectively, the “Financing Entities”). The transfers of the notes and certain other assets to the Financing Entities were made at fair value, were accounted for as asset sales and resulted in no gain or loss. In conjunction with the transfer of the notes and other assets, the Financing Entities became obligated for $617 million in third-party debt financing. A nonaffiliated financial institution has made substantive capital investments in each of the Financing Entities, has majority voting control over them and has substantive risks and rewards of ownership of the assets in the Financing Entities. The Corporation also contributed intercompany notes receivable aggregating $662 million and intercompany preferred stock of $50 million to the Financing Entities, which serve as secondary collateral for the third-party lending arrangements. In the unlikely event of default by both of the money center banks that provided the irrevocable standby letters of credit, the Corporation could experience a maximum loss of $617 million under these arrangements.

The Corporation has not consolidated the Financing Entities because it is not the primary beneficiary of either entity. Rather, it will continue to account for its ownership interests in these entities using the equity method of accounting. The Corporation retains equity interests in the Financing Entities for which the legal right of offset exists against the intercompany notes. As a result, the intercompany notes payable have been offset against the Corporation’s equity interests in the Financing Entities for financial reporting purposes.

See Financing Commentary above for a description of the Corporation’s Luxembourg-based financing subsidiary, which is consolidated because the Corporation is the primary beneficiary of the entity.

Real Estate Entities

The Corporation holds a significant variable interest in certain real estate entities that will become subject to the requirements of FIN 46R as of March 31, 2004. Following is a description of these real estate entities. In 1994, the Corporation began participating in the U.S. affordable and historic renovation real estate markets. Investments in these markets are encouraged by laws enacted by the United States Congress and related federal income tax rules and regulations. Accordingly, these investments generate income tax credits and tax losses that are used to reduce the Corporation’s income tax liabilities. The Corporation has invested in these markets through (i) partnership arrangements in which it is a limited partner, (ii) limited liability companies (“LLCs”) in which it is a nonmanaging member and (iii) investments in various funds in which the Corporation is one of many noncontrolling investors. These entities borrow money from third parties generally on a nonrecourse basis and invest in and own various real estate projects.

The Corporation is still evaluating the effect of FIN 46R on its real estate entities. If the Corporation is determined to be the primary beneficiary of any of these real estate entities, it will consolidate such entity as of March 31, 2004. In the December 31, 2003 financial statements, the Corporation has accounted for its interests in the real estate entities by the equity method of accounting or by the effective yield method, as appropriate, and has accounted for the related income tax credits and other tax benefits as a reduction in the income tax provision. As of December 31, 2003, the Corporation had a net equity of $132.5 million in its nonconsolidated real estate entities. Income tax credits totaling approximately $115 million will be claimed on the Corporation’s income tax returns through December 31, 2003. As of December 31, 2003, total permanent financing debt for the nonconsolidated entities was $284 million. A total of $31.2 million of the permanent financing debt is guaranteed by the Corporation and the remainder of this debt is not supported or guaranteed by the Corporation. Except for the guaranteed portion, permanent financing debt is secured solely by the properties and is nonrecourse to the Corporation. From time to time, temporary interim financing is guaranteed by the Corporation. In general, the Corporation’s interim financing guarantees are eliminated at the time permanent financing is obtained. At December 31, 2003, $7.5 million of temporary interim financing associated with these nonconsolidated real estate entities was guaranteed by the Corporation.

PART II

(Continued)

If the Corporation’s investments in these real estate entities were to be disposed of at their carrying amounts, a portion of the tax credits may be recaptured and may result in a charge to earnings. As of December 31, 2003, this recapture risk is estimated to be $57 million. The Corporation has no current intention of disposing of these investments during the recapture period, nor does it anticipate the need to do so in the foreseeable future in order to satisfy any anticipated liquidity need. Accordingly, the recapture risk is considered to be remote.

At December 31, 2003, the Corporation’s maximum loss exposure for its real estate entities is estimated to be $228 million and was composed of its net equity in these entities of $132.5 million, its permanent financing guarantees of $31.2 million, its interim financing guarantees of $7.5 million and the income tax credit recapture risk of $57 million. Management believes the likelihood of loss on these projects is not material due to the current economic returns on these projects.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used by management in the preparation of the Corporation’s consolidated financial statements are those that are important both to the presentation of the Corporation’s financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to consumer and trade promotion and rebate accruals, pension benefits, retained insurable risks, excess and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets and for determining the primary beneficiary of variable interest entities, deferred tax assets and potential income tax assessments, and contingencies. The Corporation’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Promotion and Rebate Accruals

Among those factors affecting the accruals for promotions and rebates are estimates of the number of consumer coupons that will be redeemed, the type and number of activities within promotional programs between the Corporation and its trade customers and the quantity of products distributors have sold to specific customers. Generally, we base our estimates for consumer coupon costs on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories. Estimates of trade promotion liabilities for promotional program costs incurred, but unpaid, are generally based on estimates of the quantity of customer sales, timing of promotional activities and forecasted costs for activities within the promotional programs. Settlement of these liabilities sometimes occurs in periods subsequent to the date of the promotion activity. Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, favorable end of aisle or in-store product displays and other activities conducted by the customers to promote the Corporation’s products. Promotion accruals as of December 31, 2003 and 2002 were $222.0 million and $227.7 million, respectively. Rebate accruals as of December 31, 2003 and 2002 were $136.4 million and $159.5 million, respectively.

Pension Benefits

The Corporation and its subsidiaries in North America and the United Kingdom have defined benefit pension plans (the “Principal Plans”) and/or defined contribution retirement plans covering substantially all regular employees. Certain other subsidiaries have defined benefit pension plans or, in certain countries,

PART II

(Continued)

termination pay plans covering substantially all regular employees. The funding policy for the qualified defined benefit plans in North America and the defined benefit plans in the United Kingdom is to contribute assets to fully fund the accumulated benefit obligation (“ABO”). Subject to regulatory and tax deductibility limits, any funding shortfall will be eliminated over a reasonable number of years. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded. Funding for the remaining defined benefit plans outside the U.S. is based on legal requirements, tax considerations, investment opportunities, and customary business practices in such countries.

Consolidated pension expense for defined benefit pension plans was $168 million in 2003 compared with $32 million for 2002. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 8.42 percent in 2003 compared with 9.19 percent in 2002 and will be 8.32 percent in 2004. The expected long-term rate of return on pension fund assets was determined based on several factors, including input from our pension investment consultants and projected long-term returns of broad equity and bond indices. We also considered our U.S. plan’s historical 10-year and 15-year compounded annual returns of 10.1 percent and 10.3 percent, respectively, which have been in excess of these broad equity and bond benchmark indices. We anticipate that on average the investment managers for each of the plans comprising the Principal Plans will generate annual long-term rates of return of at least 8.5 percent. Our expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 70 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and 30 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Also, when deemed appropriate, we execute hedging strategies using index options and futures to limit the downside exposure of certain investments by trading off upside potential above an acceptable level. We executed such hedging strategies in 2003, 2002 and 2001. No hedging instruments are currently in place beyond January 2004. We will continue to evaluate our long-term rate of return assumptions at least annually and will adjust them as necessary.

We determine pension expense on the fair value of assets rather than a calculated value that averages gains and losses (“Calculated Value”) over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of assets and the actual return based on the fair value of assets. We recognize the variance between actual and expected gains and losses on pension assets in pension expense more rapidly than we would if we used a Calculated Value for plan assets. As of December 31, 2003, the Principal Plans had cumulative unrecognized investment losses and other actuarial losses of approximately $1.6 billion. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under SFAS 87, Employers’ Accounting for Pensions.

The discount (or settlement) rate that we utilize for determining the present value of future pension obligations generally has been based in the U.S. on the yield reported for the long-term AA-rated corporate bond indexes, converted to an equivalent one-year compound basis. From time-to-time, and most recently at December 31, 2002, we validated this practice by assembling a hypothetical portfolio of high-quality debt securities where the portfolio cash flows correspond to expected future benefit payments. We use similar techniques for establishing the discount rates for our non-U.S. Principal Plans. The weighted-average discount rate for the Principal Plans decreased to 5.97 percent at December 31, 2003 from 6.68 percent at December 31, 2002.

PART II

(Continued)

We estimate that our consolidated pension expense will approximate $180 million in 2004. This estimate reflects the effect of the actuarial losses and is based on an expected weighted-average long-term rate of return on assets in the Principal Plans of 8.50 percent, a weighted-average discount rate for the Principal Plans of 5.97 percent and various other assumptions. Pension expense beyond 2004 will depend on future investment performance, the Corporation’s contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

If the expected long-term rate of return on assets for our Principal Plans was lowered by 0.25 percent, our annual pension expense would increase by approximately $9 million. If the discount rate assumptions for these same plans were reduced by 0.25 percent, our annual pension expense would increase by approximately $13 million and our December 31, 2003 minimum pension liability would increase by about $142 million.

The fair value of the assets in our defined benefit plans increased from $3.4 billion at December 31, 2002 to $4.0 billion at December 31, 2003, primarily due to investment gains and plan contributions exceeding payments for pension benefits and plan expenses. Lower discount rates have caused the projected benefit obligations (the “PBO”) of the defined benefit plans to exceed the fair value of plan assets by approximately $1.2 billion at December 31, 2003, compared with approximately $1.0 billion at December 31, 2002. Primarily due to the lower discount rates, the ABO of our defined benefit plans exceeded plan assets by about $.8 billion at the end of 2003. At the end of 2002, the ABO exceeded the fair value of plan assets by about $.7 billion. On a consolidated basis, the Corporation contributed about $184 million to pension trusts in 2003 compared with $126 million in 2002. In addition, the Corporation made direct benefit payments of $29.7 million in 2003 compared to $12.2 million in 2002. We estimate that the Corporation will contribute about $100 million to pension trusts in 2004.

The discount rate used for each country’s pension obligation is identical to the discount rate used for that country’s other postretirement obligation. The discount rates displayed for the two types of obligations for the Corporation’s consolidated operations may appear different due to the weighting used in the calculation of the two weighted-average discount rates.

Retained Insurable Risks

We retain selected insurable risks, primarily related to property damage, workers compensation, and product, automobile and premises liability based upon historical loss patterns and management’s judgment of cost effective risk retention. Accrued liabilities for incurred but not reported events, principally related to workers compensation and automobile liability, are based upon loss development factors provided to us by our external insurance brokers.

Excess and Obsolete Inventory

We require all excess, obsolete, damaged or off-quality inventories including raw materials, in-process, finished goods, and spare parts to be adequately reserved for or to be disposed of. Our process requires an ongoing tracking of the aging of inventories to be reviewed in conjunction with current marketing plans to ensure that any excess or obsolete inventories are identified on a timely basis. This process requires judgments be made about the salability of existing stock in relation to sales projections. The evaluation of the adequacy of provision for obsolete and excess inventories is performed on at least a quarterly basis. No provisions for future anticipated obsolescence, damage or off-quality inventories are made.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts that represents our best estimate of the accounts receivable that will ultimately not be collected. We base our estimate on, among other things, historical collection

PART II

(Continued)

experience, a review of the current aging status of customer receivables, and a review of specific information for those customers that are deemed to be higher risk. When we become aware of a customer whose continued operating success is questionable, we closely monitor collection of their receivable balance and may require the customer to prepay for current shipments. If a customer enters a bankruptcy action, we monitor the progress of that action to determine when and if an additional provision for non-collectibility is warranted. We evaluate the adequacy of the allowance for doubtful accounts on at least a quarterly basis. The allowance for doubtful accounts at December 31, 2003 and 2002 was $47.9 million and $48.4 million, respectively, and our write-off of uncollectible accounts was $15.5 million and $12.0 million in 2003 and 2002, respectively.

Property and Depreciation

Estimating the useful lives of property, plant and equipment requires the exercise of management judgment, and actual lives may differ from these estimates. Changes to these initial useful life estimates are made when appropriate. Property, plant and equipment are tested for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pretax cash flows. Impairment testing requires significant management judgment including estimating the future success of product lines, future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. We determine fair value based on an expected present value technique in which multiple cash flow scenarios that reflect a range of possible outcomes and a risk free rate of interest are used to estimate fair value.

The estimates and assumptions used in the impairment analysis are consistent with the business plans and estimates we use to manage our business operations and to make acquisition and divestiture decisions. The use of different assumptions would increase or decrease the estimated fair value of the asset and would increase or decrease the impairment charge. Actual outcomes may differ from the estimates. For example, if our products fail to achieve volume and pricing estimates or if market conditions change or other significant estimates are not realized, then our revenue and cost forecasts may not be achieved, and we may be required to recognize additional impairment charges.

Goodwill and Other Intangible Assets

We test the carrying amount of goodwill annually as of the beginning of the fourth quarter and whenever events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with SFAS 142, Goodwill and Other Intangible Assets. Impairment testing is conducted at the operating segment level of our businesses and is based on a discounted cash flow approach to determine the fair value of each operating segment. The determination of fair value requires significant management judgment including estimating future sales volumes, growth rates of selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate. We also test the sensitivities of these fair value estimates to changes in our growth assumptions of sales volumes, selling prices and costs. If the carrying amount of an operating segment that contains goodwill exceeds fair value, a possible impairment would be indicated. If a possible impairment is indicated, we would estimate the implied fair value of goodwill by comparing the carrying amount of the net assets of the unit excluding goodwill to the total fair value of the unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be

PART II

(Continued)

recorded. We also use judgment in assessing whether we need to test more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. We have completed our annual goodwill impairment testing and have determined that none of our $2.6 billion of goodwill is impaired.

We have no intangible assets with indefinite useful lives. We have other intangible assets with a gross carrying amount of approximately $267 million and a net carrying amount of about $192 million. These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset exceeds its fair value based on estimated future undiscounted cash flows, an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows. We use judgment in assessing whether the carrying amount of our intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.

Primary Beneficiary Determination of Variable Interest Entities

The determination of the primary beneficiary of variable interest entities (“VIEs”) under FIN 46R requires estimating the probable future cash flows of each VIE using a computer simulation model, determining the variability of such cash flows and their present values. Estimating the probable future cash flows of each VIE requires the exercise of significant management judgment. The resulting present values are then allocated to the various participants in each VIE in accordance with their beneficial interests. The participant that is allocated the majority of the present value of the variability is the primary beneficiary and is required to consolidate the VIE under FIN 46R.

Deferred Income Taxes and Potential Assessments

As of December 31, 2003, the Corporation has recorded deferred tax assets related to income tax loss carryforwards and income tax credits totaling $468.0 million and has established valuation allowances against these deferred tax assets of $247.9 million, thereby resulting in a net deferred tax asset of $220.1 million. As of December 31, 2002, the net deferred tax asset was $242.6 million. These income tax losses and credits are in non-U.S. taxing jurisdictions and in certain states within the U.S. In determining the valuation allowances to establish against these deferred tax assets, the Corporation considers many factors, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Corporation concludes that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2003, United States income taxes and foreign withholding taxes have not been provided on approximately $3.7 billion of unremitted earnings of subsidiaries operating outside the U.S. in accordance with APB 23, Accounting for Income Taxes, Special Areas. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination as appropriate. Following this assessment, we would provide deferred income taxes on any earnings that were determined to no longer be indefinitely invested.

In addition, we have recorded a liability for potential income tax assessments. Although management believes this liability for potential exposure to be adequate, the liability may be affected by new laws, new

PART II

(Continued)

interpretations of existing laws and rulings by tax authorities. Accordingly, actual payments may differ from estimates, at which time our income tax expense would be adjusted. The Internal Revenue Service is currently examining our consolidated income tax returns for 1999 through 2001. The examination is expected to be completed by the end of 2004.

Contingencies and Legal Matters

Litigation

The following is a brief description of certain legal and administrative proceedings to which the Corporation or its subsidiaries is a party or to which the Corporation’s or its subsidiaries’ properties are subject. In management’s opinion, none of the legal and administrative proceedings described below, individually or in the aggregate, is expected to have a material adverse effect on the Corporation’s business, financial condition or results of operations.

As of December 31, 2003, Safeskin was a party to product liability lawsuits seeking monetary damages, in most cases of an unspecified amount. Safeskin is typically one of several defendants who manufacture or sell natural rubber latex gloves. These lawsuits allege injuries ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by health care workers and other individuals while performing their duties. Safeskin has referred the defense of these lawsuits to its insurance carriers and management believes its insurance coverage is adequate for these types of claims.

As of December 31, 2003, the Corporation, along with many other nonaffiliated companies, was a party to lawsuits with allegations of personal injury resulting from asbestos exposure on the defendants’ premises and allegations that the defendants manufactured, sold, distributed or installed products which cause asbestos-related lung disease. These general allegations are often made against the Corporation without any apparent evidence or identification of a specific product or premises of the Corporation. The Corporation has denied the allegations and raised numerous defenses in all of these asbestos cases. All asbestos claims have been tendered to the Corporation’s insurance carriers for defense and indemnity. The financial statements reflect appropriate accruals for the Corporation’s portion of the costs estimated to be incurred in connection with resolving these claims.

Contingency

One of the Corporation’s North American tissue mills has an agreement to provide its local utility company a specified amount of electric power for each of the next 15 years. In the event that the mill was shut down, the Corporation would be required to continue to operate the power generation facility on behalf of its owner, the local utility company. The net present value of the cost to fulfill this agreement as of December 31, 2003 is estimated to be approximately $100 million. Management considers the probability of closure of this mill to be remote.

Environmental Matters

The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites, none of which, individually or in the aggregate, in management’s opinion, is likely to have a material adverse effect on the Corporation’s business, financial condition or results of operations.

New Accounting Standards

In December 2003, FASB issued FIN 46R. FIN 46R requires consolidation of entities in which the Corporation is the primary beneficiary, despite not having voting control. Likewise, it does not permit

PART II

(Continued)

consolidation of entities in which the Corporation has voting control but is not the primary beneficiary. The Corporation adopted FIN 46R for its Luxembourg-based financing subsidiary described in Financing Commentary and the Financing Entities described in Variable Interest Entities. As permitted by FIN 46R, the Corporation has deferred application of FIN 46R to March 31, 2004 for its Real Estate Entities and the Synthetic Fuel Partnership described above.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law. Among other things, the Act provides a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Corporation could amend its retiree health care benefit plans to better align the plans with the new Act. In accordance with FASB Staff Position 106-1, the Corporation has elected to defer recognizing the effects of the Act because authoritative guidance on the accounting for the federal subsidy provided by the Act is pending. Such guidance, when issued by the FASB, may require the Corporation to change previously reported information. Consequently, the accumulated postretirement benefit obligation and net periodic postretirement cost presented in the financial statements and accompanying notes do not reflect the effects of the Act.

In December 2003, the FASB issued SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“SFAS 132R”). SFAS 132R revises the disclosures for pension plans and other postretirement benefit plans. The Corporation adopted SFAS 132R’s 2003 annual disclosure requirements. SFAS 132R will require certain additional disclosures in 2004 including disclosure of interim period information. The Corporation will adopt the additional disclosure requirements of SFAS 132R in accordance with its prescribed effective dates.

Business Outlook

The Corporation’s priorities for 2004 are to deliver top- and bottom-line growth in line with the long-term Global Business Plan objectives that were announced in July 2003. Those targets are 3 to 5 percent top-line growth and mid to high single-digit bottom-line growth. The Corporation also intends to deliver the benefits from its new capital allocation process, namely, to reduce capital spending and to focus on improving working capital as a percent of net sales. The expectation that net sales will grow 3 to 5 percent assumes that volume growth will be the key driver. Based on current exchange rates, currency effects are expected to be somewhat positive but less than 1 percent for 2004 as a whole. However, the currency effect will be offset by lower pricing as the Corporation is expecting continued intense competition. Net income growth is anticipated to be achieved with the improved net sales helping to drive earnings growth as well as a continued focus on sustainable cost reduction. The Corporation has set an aggressive target for 2004 to reduce costs by approximately $150 million. These cost savings should more than offset anticipated inflationary cost increases in fiber, energy and employee health care in 2004 along with a modest increase in pension expense. In addition, the Corporation foresees improved results from K-C de Mexico in 2004, building on the strong sales volume momentum in that company’s consumer business in the second half of 2003. Including the impact of a slightly higher effective tax rate, the Corporation anticipates that diluted earnings per share will be in a range of $3.55 to $3.65 for 2004.

The Corporation expects that capital spending will be about $750 million in 2004, toward the low end of its long-term target of 5 to 6 percent of net sales. The Corporation believes that its cash flows will remain strong which will allow it to spend approximately $500 million to repurchase about 2 percent of its outstanding common stock, depending on market conditions. Also, the Corporation’s solid cash flow has enabled it to raise its dividend by nearly 18 percent in 2004, marking the 32nd consecutive annual increase in its dividend.

PART II

(Continued)

The Corporation expects that the synthetic fuel partnership transaction entered into in 2003 will result in expenses, federal income tax benefits and additional net income annually through 2007. The Corporation anticipates that the benefit in 2004 will be slightly higher than in 2003, while 2005 and 2006 will be similar to 2003, and 2007 is expected to be somewhat lower than 2003. However, the benefits from this transaction in those subsequent years are expected to be partially offset by the expiration of benefits from other tax savings initiatives.

In January 2004, the Corporation announced changes to reorganize its personal care and consumer tissue businesses into two separate North Atlantic personal care and consumer tissue groups and to put its operations in developing and emerging markets into one group. The Corporation’s business-to-business segment will now include its North American pulp operations. In addition, the wet wipes business will be part of the personal care segment instead of the consumer tissue segment. The Corporation will continue to have three global businesses led by individuals who have the accountability and the authority to make global decisions. This new structure is expected to help increase the Corporation’s speed in translating consumer and customer insights into innovative products, streamlining decision making and helping to deliver cost reductions on a sustainable basis.

On February 25, 2004, the Corporation announced that it was evaluating the possible tax-free spin-off of its Neenah Paper and Technical Paper businesses, along with its pulp and timber assets in Pictou, Nova Scotia and Terrace Bay, Ontario (the “Pulp and Paper operations”). The transaction is subject to approval by the Board of Directors and, if approved, is expected to occur in the second half of 2004.

The following supplementary information presents the historical net sales of the Corporation excluding the Pulp and Paper operations and the historical net sales on a stand-alone basis of the Pulp and Paper operations. The combination of the net sales of the Corporation excluding the Pulp and Paper operations and the net sales of the Pulp and Paper operations on a stand-alone basis will not equal the Corporation’s consolidated net sales because intercompany transactions are eliminated in the preparation of the Corporation’s consolidated financial statements. The net sales of the Pulp and Paper operations may not be indicative of its net sales in the future, or what they would have been if the Pulp and Paper operations had been a separate company during the periods presented.

The Corporation’s historical net sales excluding the Pulp and Paper operations were $13,951.1 million and $13,149.9 million for 2003 and 2002, respectively.

The historical net sales of the Pulp and Paper operations on a stand-alone basis were approximately $650 million and $640 million for 2003 and 2002, respectively.

Intercompany transfers of pulp from the Pulp and Paper operations to the Corporation (pulp sales by the pulp business and pulp purchases by the Corporation) are included in the Corporation’s consolidated financial statements at cost. If the spin-off of the Pulp and Paper operations occurs, any pulp purchased by the Corporation from the stand-alone Pulp and Paper operations will be based on market prices, which could be more or less than historical costs.

Information Concerning Forward-Looking Statements

Certain matters discussed in this report concerning, among other things, the business outlook, including new product introductions, cost savings, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation’s results will be as estimated.

PART II

(Continued)

The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside the control of the Corporation, including the prices of the Corporation’s raw materials, potential competitive pressures on selling prices or advertising and promotion expenses for the Corporation’s products, and fluctuations in foreign currency exchange rates, as well as general economic conditions in the markets in which the Corporation does business, also could impact the realization of such estimates.

For a description of these and other factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see Item I of this Annual Report on Form 10-K entitled “Factors That May Affect Future Results.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, the Corporation is exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. All foreign currency derivative instruments are either exchange traded or are entered into with major financial institutions. The Corporation’s credit exposure under these arrangements is limited to the fair value of the agreements with a positive fair value at the reporting date. Credit risk with respect to the counterparties is considered minimal in view of the financial strength of the counterparties.

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Corporation records all derivative instruments as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in income or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in current income in the period that changes in fair value occur. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income in the period that changes in fair value occur.

Presented below is a description of our most significant risks (foreign currency risk, interest rate risk and commodity price risk) together with a sensitivity analysis, performed annually, of each of these risks based on selected changes in market rates and prices. These analyses reflect our view of changes which are reasonably possible to occur over a one-year period.

Foreign Currency Risk

Foreign currency risk is managed by the use of foreign currency forward, option and swap contracts. The use of these instruments allows management of transactional exposure to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Management of foreign currency transactional exposures was not changed during 2003, and management does not foresee or expect any significant change in such exposures or in the strategies it employs to manage them in the near future.

Foreign currency contracts and transactional exposures are sensitive to changes in foreign currency exchange rates. We perform an annual test to quantify the effects that possible changes in foreign currency exchange rates would have on our annual operating profit based on the foreign currency contracts and transactional exposures of the Corporation and its foreign affiliates at the current year-end. The effect is

PART II

(Continued)

calculated by multiplying each affiliate’s net monetary asset or liability position by a 10 percent change in the foreign currency exchange rate versus the U.S. dollar. The results of this sensitivity test are presented in the following paragraph.

As of December 31, 2003, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have resulted in a net pretax loss of approximately $49 million. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2003 rates and the assumed rates. In the view of management, the above hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position, results of operations or cash flows.

The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, we perform an annual test to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of our non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments (“UTA”) within stockholders’ equity. The hypothetical increase in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. The results of this sensitivity test are presented in the following paragraph.

As of December 31, 2003, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders’ equity by approximately $285 million. These hypothetical increases in UTA are based on the difference between the December 31, 2003 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position.

Interest Rate Risk

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2003, the debt portfolio was composed of approximately 35 percent variable-rate debt, adjusted for the effect of variable-rate assets, and 65 percent fixed-rate debt. The strategy employed to manage exposure to interest rate fluctuations did not change significantly during 2003 and management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

We perform two separate tests to determine whether changes in interest rates would have a significant effect on our financial position or future results of operations. Both tests are based on our consolidated debt levels at the time of the test. The first test estimates the effect of interest rate changes on our fixed-rate debt. Interest rate changes would result in gains or losses in the market value of fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to fixed-rate debt outstanding at December 31, 2003, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $120 million. The second test estimates the potential effect on future pretax income that would result from increased interest rates applied to our current level of variable-rate debt. With respect to commercial paper and other variable-rate debt, a 10 percent increase in interest rates would have had no material effect on the future results of operations or cash flows.

Commodity Price Risk

The Corporation is subject to commodity price risk, the most significant of which relates to the price of pulp. Selling prices of tissue products are influenced, in part, by the market price for pulp, which is determined

PART II

(Continued)

by industry supply and demand. On a worldwide basis, the Corporation supplies approximately 40 percent of its virgin fiber needs from internal pulp manufacturing operations.

Management still intends to reduce its level of pulp integration, when market conditions permit, and such a reduction in pulp integration, if accomplished, could increase the Corporation’s commodity price risk. Specifically, increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks. Management does not believe that commodity price risk is material to the Corporation’s business or its consolidated financial position, results of operations or cash flows.

In addition, the Corporation is subject to price risk for utilities, primarily natural gas, which are used in its manufacturing operations. Derivative instruments are used to hedge this risk when it is deemed prudent to do so by management.

PART II

(Continued)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
	2003	2002	2001
	(Millions of dollars, except per share amounts)
Net Sales	$14,348.0	$13,566.3	$13,287.6
Cost of products sold	9,448.1	8,750.7	8,618.0

Gross Profit	4,899.9	4,815.6	4,669.6
Marketing, research and general expenses	2,375.6	2,278.5	2,158.3
Goodwill amortization	—	—	89.4
Other (income) expense, net	111.9	73.3	83.7

Operating Profit	2,412.4	2,463.8	2,338.2
Nonoperating expense	(105.5)	—	—
Interest income	18.0	15.7	17.8
Interest expense	(167.9)	(182.1)	(191.6)

Income Before Income Taxes	2,157.0	2,297.4	2,164.4
Provision for income taxes	514.2	666.6	645.7

Income Before Equity Interests	1,642.8	1,630.8	1,518.7
Share of net income of equity companies	107.0	113.3	154.4
Minority owners’ share of subsidiaries’ net income	(55.6)	(58.1)	(63.2)

Income Before Cumulative Effect of Accounting Change	1,694.2	1,686.0	1,609.9
Cumulative effect of accounting change, net of income taxes	—	(11.4)	—

Net Income	$1,694.2	$1,674.6	$1,609.9

Per Share Basis
Basic
Income before cumulative effect of accounting change	$3.34	$3.26	$3.04

Net income	$3.34	$3.24	$3.04

Diluted
Income before cumulative effect of accounting change	$3.33	$3.24	$3.02

Net income	$3.33	$3.22	$3.02

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31
	2003	2002
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$290.6	$494.5
Accounts receivable, net	1,955.1	2,005.9
Inventories	1,563.4	1,430.1
Deferred income taxes	281.4	191.3
Other current assets	347.6	205.9

Total Current Assets	4,438.1	4,327.7
Property
Land	276.5	266.0
Buildings	2,272.4	2,042.9
Machinery and equipment	12,061.7	10,812.5
Construction in progress	568.9	442.6

	15,179.5	13,564.0
Less accumulated depreciation	6,916.1	5,944.6

Net Property	8,263.4	7,619.4
Investments in Equity Companies	427.7	571.2
Goodwill	2,649.1	2,254.9
Other Assets	1,001.6	866.4

	$16,779.9	$15,639.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$864.3	$1,086.6
Trade accounts payable	857.9	844.5
Other payables	283.5	277.5
Accrued expenses	1,374.7	1,325.2
Accrued income taxes	367.2	404.3
Dividends payable	171.1	154.0

Total Current Liabilities	3,918.7	4,092.1
Long-Term Debt	2,733.7	2,844.0
Noncurrent Employee Benefit and Other Obligations	1,614.4	1,390.0
Deferred Income Taxes	880.6	854.2
Minority Owners’ Interests in Subsidiaries	298.3	255.5
Preferred Securities of Subsidiary	567.9	553.5
Stockholders’ Equity
Preferred stock – no par value – authorized 20.0 million shares, none issued	—	—
Common stock – $1.25 par value – authorized 1.2 billion shares; issued 568.6 million shares at December 31, 2003 and 2002	710.8	710.8
Additional paid-in capital	406.9	419.0
Common stock held in treasury, at cost – 67.0 million and 57.8 million shares at December 31, 2003 and 2002	(3,818.1)	(3,350.6)
Accumulated other comprehensive income (loss)	(1,565.4)	(2,157.7)
Retained earnings	11,059.2	10,054.0
Unearned compensation on restricted stock	(27.1)	(25.2)

Total Stockholders’ Equity	6,766.3	5,650.3

	$16,779.9	$15,639.6

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Unearned Compensation on Restricted Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Compre- hensive Income
	Shares	Amount		Shares	Amount
	(Dollars in millions, shares in thousands)
Balance at December 31, 2000	568,597	$710.8	$412.3	35,233	$(1,974.1)	$(26.1)	$7,982.0	$(1,337.6)
Net income	—	—	—	—	—	—	1,609.9	—	$1,609.9
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	(256.7)	(256.7)
Minimum pension liability	—	—	—	—	—	—	—	(102.1)	(102.1)
Other	—	—	—	—	—	—	—	.2	.2

Total comprehensive income									$1,251.3

Options exercised and other awards	—	—	(17.5)	(2,433)	119.0	—	—	—
Option and restricted share income tax benefits	—	—	17.7	—	—	—	—	—
Shares repurchased	—	—	—	15,141	(909.7)	—	—	—
Net issuance of restricted stock, less amortization	—	—	3.1	(354)	16.6	(8.5)	—	—
Dividends declared	—	—	—	—	—	—	(592.4)	—

Balance at December 31, 2001	568,597	710.8	415.6	47,587	(2,748.2)	(34.6)	8,999.5	(1,696.2)
Net income	—	—	—	—	—	—	1,674.6	—	$1,674.6
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	96.4	96.4
Minimum pension liability	—	—	—	—	—	—	—	(555.7)	(555.7)
Other	—	—	—	—	—	—	—	(2.2)	(2.2)

Total comprehensive income									$1,213.1

Options exercised and other awards	—	—	(7.7)	(1,627)	76.6	—	—	—
Option and restricted share income tax benefits	—	—	9.9	—	—	—	—	—
Shares repurchased	—	—	—	11,980	(683.6)	—	—	—
Net issuance of restricted stock, less amortization	—	—	1.2	(98)	4.6	9.4	—	—
Dividends declared	—	—	—	—	—	—	(620.1)	—

Balance at December 31, 2002	568,597	710.8	419.0	57,842	(3,350.6)	(25.2)	10,054.0	(2,157.7)
Net income	—	—	—	—	—	—	1,694.2	—	$1,694.2
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	742.8	742.8
Minimum pension liability	—	—	—	—	—	—	—	(146.2)	(146.2)
Other	—	—	—	—	—	—	—	(4.3)	(4.3)

Total comprehensive income									$2,286.5

Options exercised and other awards	—	—	(18.0)	(988)	49.0	—	—	—
Option and restricted share income tax benefits	—	—	7.4	—	—	—	—	—
Shares repurchased	—	—	—	10,569	(537.1)	—	—	—
Net issuance of restricted stock, less amortization	—	—	(1.5)	(415)	20.6	(1.9)	—	—
Dividends declared	—	—	—	—	—	—	(689.0)	—

Balance at December 31, 2003	568,597	$710.8	$406.9	67,008	$(3,818.1)	$(27.1)	$11,059.2	$(1,565.4)

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
	2003	2002	2001
	(Millions of dollars)
Operations
Net income	$1,694.2	$1,674.6	$1,609.9
Cumulative effect of accounting change, net of income taxes	—	11.4	—
Depreciation	745.8	706.6	650.2
Goodwill amortization	—	—	89.4
Deferred income tax (benefit) provision	(53.0)	197.6	39.7
Net losses on asset dispositions	35.0	38.4	102.0
Equity companies’ earnings in excess of dividends paid	(9.6)	(8.2)	(39.1)
Minority owners’ share of subsidiaries’ net income	55.6	58.1	63.2
Decrease (increase) in operating working capital	116.4	(197.6)	(232.6)
Postretirement benefits	(58.5)	(118.2)	(54.7)
Other	87.1	61.5	25.8

Cash Provided by Operations	2,613.0	2,424.2	2,253.8

Investing
Capital spending	(877.6)	(870.7)	(1,099.5)
Acquisitions of businesses, net of cash acquired	(258.5)	(410.8)	(135.0)
Investments in marketable securities	(10.8)	(9.0)	(19.7)
Proceeds from sales of investments	29.4	44.9	33.1
Net increase in time deposits	(149.0)	(36.8)	(21.3)
Other	2.0	(11.7)	(5.1)

Cash Used for Investing	(1,264.5)	(1,294.1)	(1,247.5)

Financing
Cash dividends paid	(671.9)	(612.7)	(590.1)
Net (decrease) increase in short-term debt	(424.2)	(423.9)	288.4
Proceeds from issuance of long-term debt	540.8	823.1	76.5
Repayments of long-term debt	(481.6)	(154.6)	(271.8)
Issuance of preferred securities of subsidiary	—	—	516.5
Proceeds from exercise of stock options	31.0	68.9	101.5
Acquisitions of common stock for the treasury	(546.7)	(680.7)	(891.5)
Other	(18.4)	(34.9)	(33.5)

Cash Used for Financing	(1,571.0)	(1,014.8)	(804.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	18.6	14.7	(24.5)

(Decrease) Increase in Cash and Cash Equivalents	(203.9)	130.0	177.8
Cash and Cash Equivalents, beginning of year	494.5	364.5	186.7

Cash and Cash Equivalents, end of year	$290.6	$494.5	$364.5

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Kimberly-Clark Corporation and all subsidiaries in which it has a controlling financial interest (the “Corporation”). All significant intercompany transactions and accounts are eliminated in consolidation. Certain reclassifications have been made to conform prior year data to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, consumer and trade promotion and rebate accruals, pension benefits, retained insurable risks, excess and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets and for determining the primary beneficiary of variable interest entities, deferred tax assets and potential income tax assessments, and contingencies.

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

Available-for-Sale Securities

Available-for-sale securities, consisting of debt securities issued by non-U.S. governments and unaffiliated corporations with maturity dates of three years or less, are carried at market value. Securities with maturity dates of one year or less are included in other current assets and were $8.7 million and $10.5 million at December 31, 2003 and 2002, respectively. Securities with maturity dates greater than one year are included in other assets and were $10.5 million and $8.9 million at December 31, 2003 and 2002, respectively. The securities are held by the Corporation’s consolidated foreign financing subsidiary described in Note 4. Unrealized holding gains or losses on these securities are recorded in other comprehensive income until realized. No significant gains or losses were recognized in income for any of the three years ended December 31, 2003.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees) directly associated with developing significant computer software applications for internal use are capitalized. Training and data conversion costs are expensed as incurred. Computer software costs are amortized on the straight-line method over the estimated useful life of the software but not in excess of five years.

Estimated useful lives are periodically reviewed and, when warranted, changes are made to the estimated useful lives. Long-lived assets, including computer software, are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than its carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is generally measured using discounted cash flows. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet and any gain or loss on the transaction is included in income.

The cost of major maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is charged to operations as incurred. Start-up costs for new or expanded facilities are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to systematic amortization, but rather is tested for impairment annually and whenever events and circumstances indicate that an impairment may have occurred. Impairment testing compares the carrying amount of the goodwill with its fair value. Fair value is estimated based on discounted cash flows. When the carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded. The Corporation has completed the required annual testing of goodwill for impairment and has determined that none of its goodwill is impaired.

The Corporation has no intangible assets with indefinite useful lives. Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. Measurement of an impairment loss would be based on discounted future cash flows compared to the carrying amount of the assets.

Investments in Equity Companies

Investments in companies over which the Corporation exercises significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board (“APB”) Opinion 18, The Equity Method of Accounting for Investments in Common Stock. Although no impairment losses on equity company investments have yet been recognized, an impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging “other than temporary,” the Corporation would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity company, the near-term and longer-term operating and financial prospects of the equity company, and its longer-term intent of retaining the investment in the equity company.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Sales revenue for the Corporation and its reportable business segments is recognized at the time of product shipment or delivery, depending on when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Sales are reported net of estimated returns, consumer and trade promotions, rebates and freight allowed.

Sales Incentives and Trade Promotion Allowances

The cost of promotion activities offered to customers is classified as a reduction in sales revenue. In addition, the estimated redemption value of consumer coupons is recorded at the time the coupons are issued and classified as a reduction in sales revenue. On January 1, 2002, the Corporation adopted Emerging Issues Task Force (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The adoption of EITF 01-9 did not change reported earnings for 2001 but did require the recording of a cumulative effect of a change in accounting principle in 2002, equal to an after-tax charge of approximately $.02 per share, which resulted from a change in the period for recognizing the costs of coupons.

Advertising Expense

Advertising costs are expensed in the year the related advertisement is first presented by the media. For interim reporting purposes, advertising expenses are charged to operations as a percentage of sales based on estimated sales and related advertising expense for the full year.

Research Expense

Research and development costs are charged to expense as incurred.

Environmental Expenditures

Environmental expenditures related to current operations that qualify as property, plant and equipment or which substantially increase the economic value or extend the useful life of an asset are capitalized, and all other such expenditures are expensed as incurred. Environmental expenditures that relate to an existing condition caused by past operations are expensed as incurred. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or a commitment to a formal plan of action. At environmental sites in which more than one potentially responsible party has been identified, a liability is recorded for the estimated allocable share of costs related to the Corporation’s involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites in which the Corporation is the only responsible party, a liability for the total estimated costs of remediation is recorded. Liabilities for future expenditures for environmental remediation obligations are not discounted and do not reflect any anticipated recoveries from insurers.

Stock-Based Employee Compensation

The Corporation’s stock-based employee compensation plan is described in Note 11. The Corporation continues to account for stock-based compensation using the intrinsic-value method permitted by APB Opinion 25, Accounting for Stock Issued to Employees. No employee compensation for stock options has been charged to earnings because the exercise prices of all stock options granted under this plan have been equal to the market value of the Corporation’s common stock at the date of grant. The following presents information about net

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income and earnings per share as if the Corporation had applied the fair value expense recognition requirements of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, to all employee stock options granted under the plan.

	Year Ended December 31
	2003	2002	2001
	(Millions of dollars, except per share amounts)
Net income, as reported	$1,694.2	$1,674.6	$1,609.9
Less: Stock-based employee compensation determined under the fair value requirements of SFAS 123, net of income tax benefits	55.6	70.2	76.1

Pro forma net income	$1,638.6	$1,604.4	$1,533.8

Earnings per share
Basic—as reported	$3.34	$3.24	$3.04

Basic—pro forma	$3.23	$3.10	$2.90

Diluted—as reported	$3.33	$3.22	$3.02

Diluted—pro forma	$3.22	$3.09	$2.88

Pursuant to the requirements of SFAS 123, the weighted-average fair value of the individual employee stock options granted during 2003, 2002 and 2001 have been estimated as $9.09, $16.57 and $19.87, respectively, on the date of grant. The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

	2003	2002	2001
Dividend yield	3.05%	1.97%	1.61%
Volatility	26.49%	26.91%	25.86%
Risk-free interest rate	2.83%	4.30%	4.70%
Expected life—years	5.8	5.8	5.8

Accounting Standards Changes

On January 1, 2002, the Corporation adopted SFAS 142, Goodwill and Other Intangible Assets. Under this standard, goodwill and intangible assets having indefinite lives are no longer amortized but are subject to annual impairment tests with any resulting impairment loss recognized during the period of impairment. Accordingly, the Corporation discontinued amortization of goodwill and also determined that it has no identified intangible assets with indefinite useful lives.

On January 1, 2003, the Corporation adopted SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses the accounting and reporting for the retirement of long-lived assets and related retirement costs. Adoption of SFAS 143 had no significant effect on the Corporation’s financial statements.

On January 1, 2003, the Corporation adopted SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Adoption of SFAS 146 had no effect on the Corporation’s financial statements.

On January 1, 2003, the Corporation adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires disclosure of guarantees. It also requires liability recognition for the fair value of guarantees made after December 31, 2002. Adoption of FIN 45 had no significant effect on the Corporation’s financial statements.

In May 2003, FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires that certain instruments classified as part of stockholders’ equity or between stockholders’ equity and liabilities be classified as liabilities. In October 2003, the FASB deferred indefinitely a provision of SFAS 150 that would have required certain minority interests in less than 100 percent owned subsidiaries to be classified as liabilities. Reclassification of the minority interest of applicable subsidiaries would not have a material effect on the Corporation’s financial statements. Except for these minority interests, the Corporation has no instruments that would be affected by SFAS 150.

In December 2003, the FASB issued FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB 51, (“FIN 46R”). FIN 46R requires consolidation of entities in which the Corporation is the primary beneficiary, despite not having voting control. Likewise, it does not permit consolidation of entities in which the Corporation has voting control but is not the primary beneficiary. The Corporation adopted FIN 46R for the entity described in Note 4 and the financing entities described in Note 7. As permitted by FIN 46R, the Corporation has deferred application of FIN 46R to March 31, 2004 for its real estate entities and the synthetic fuel partnership described in Notes 7 and 12, respectively. The adoption of FIN 46R is not expected to have a material effect on the Corporation’s financial statements.

In December 2003, the FASB issued SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“SFAS 132R”). SFAS 132R revises the disclosures for pension plans and other postretirement benefit plans. The Corporation has adopted the annual disclosure requirements of SFAS 132R.

Note 2.    Acquisitions and Intangible Assets

Acquisitions

During the first quarter of 2003, the Corporation purchased the Klucze tissue business in Poland. This acquisition is consistent with the Corporation’s strategy of growing its global consumer tissue business and will provide it with a strong platform to expand its business in Central and Eastern Europe. The allocation of the purchase price to the fair value of assets and liabilities acquired was completed in 2003 and resulted in recognition of goodwill and other intangible assets of approximately $20 million.

During the third quarter of 2003, the Corporation acquired an additional 49 percent interest in Kimberly-Clark Peru S.A. and the remaining 50 percent interest in its tissue joint venture in Brazil (Klabin Kimberly S.A.). The cost of these acquisitions totaled approximately $200 million. These acquisitions were a result of the partners in each of the ventures exercising their options to sell their ownership interest to the Corporation. As of December 31, 2003, the preliminary allocation of the purchase price resulted in approximately $150 million of goodwill being recorded on these acquisitions. The allocation of the purchase price to the fair value of assets and liabilities acquired is currently in process and will be completed by the second quarter of 2004.

Prior to 2001, the Corporation and its joint venture partner, Amcor Limited (“Amcor”), held a 50/50 ownership interest in Kimberly-Clark Australia Pty. Ltd (“KCA”). In July 2001, the Corporation purchased an

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional 5 percent ownership interest in KCA for A$77.5 million (approximately $39 million), and exchanged options with Amcor for the purchase by the Corporation of the remaining 45 percent ownership interest. In June 2002, the option was exercised, and the Corporation purchased the remaining 45 percent interest from Amcor for A$697.5 million (approximately $390 million). The acquisition of KCA reflects the Corporation’s strategy to expand its three business segments within Australia. As a result of these transactions, KCA became a consolidated subsidiary effective July 1, 2001 and a wholly-owned subsidiary on June 30, 2002. The Corporation recognized total goodwill on this series of transactions of approximately $350 million, reflecting the Corporation’s expectation of continued growth and profitability of KCA.

On January 31, 2001, the Corporation acquired Linostar S.p.A., a leading Italian-based diaper manufacturer that produced and marketed Lines, Italy’s second largest diaper brand. The Corporation accounted for this acquisition using the purchase method which resulted in recognizing goodwill and other intangible assets of $28 million.

The costs of other acquisitions relating primarily to increased ownership and expansion outside North America in 2003, 2002 and 2001 were $3.0 million, $16.2 million and $78.8 million, respectively. The Corporation recognized goodwill on these other acquisitions of $1.2 million in 2003, $8.9 million in 2002 and $38.1 million in 2001.

Goodwill

The changes in the carrying amount of goodwill by business segment are as follows:

	Personal Care	Consumer Tissue	Business- to-Business	Total
	(Millions of dollars)
Balance at January 1, 2002	$269.3	$259.1	$1,420.8	$1,949.2

Acquisitions	173.0	88.1	64.8	325.9
Currency	(33.8)	9.4	4.2	(20.2)

Balance at December 31, 2002	408.5	356.6	1,489.8	2,254.9

Acquisitions	1.8	143.4	24.1	169.3
Currency and other	83.3	115.3	26.3	224.9

Balance at December 31, 2003	$493.6	$615.3	$1,540.2	$2,649.1

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the requirements of SFAS 142, the Corporation discontinued the amortization of goodwill. The following pro forma disclosure presents income and earnings per share as if the goodwill requirements of SFAS 142 had been adopted as of January 1, 2001.

	Year Ended December 31
	2003	2002	2001
	(Millions of dollars, except per share amounts)
Reported net income	$1,694.2	$1,674.6	$1,609.9
Goodwill amortization, net of income taxes	—	—	94.7

Adjusted net income	$1,694.2	$1,674.6	$1,704.6

Earnings Per Share—Basic

Reported net income	$3.34	$3.24	$3.04
Goodwill amortization, net of income taxes	—	—	.18

Adjusted net income	3.34	$3.24	$3.22

Earnings Per Share—Diluted

Reported net income	$3.33	$3.22	$3.02
Goodwill amortization, net of income taxes	—	—	.18

Adjusted net income	$3.33	$3.22	$3.20

Other Intangible Assets

Intangible assets subject to amortization are included in Other Assets and consist of the following at December 31:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions of dollars)
Trademarks	$204.8	$50.0	$191.8	$37.7
Patents	40.4	20.6	40.9	16.8
Other	21.5	4.2	8.5	2.8

Total	$266.7	$74.8	$241.2	$57.3

Amortization expense for intangible assets was approximately $13 million in 2003 and $12 million in 2002 and 2001. Amortization expense is estimated to be approximately $13 million in each year from 2004 through 2007 and approximately $12 million in 2008.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Debt

Long-term debt is composed of the following:

	Weighted- Average Interest Rate		Maturities	December 31
				2003	2002
				(Millions of dollars)
Notes and debentures	5.87	%(1)	2004 – 2028	$2,342.9	$2,238.4
Industrial development revenue bonds	4.72%		2004 – 2037	381.3	427.1
Bank loans and other financings in various currencies	6.03%		2004 – 2025	194.9	202.8

Total long-term debt				2,919.1	2,868.3
Less current portion				185.4	24.3

Long-term portion				$2,733.7	$2,844.0

(1)	Including the effect of an interest rate swap

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

Fair value of total long-term debt was approximately $3.1 billion at both December 31, 2003 and 2002. Scheduled maturities of long-term debt for the next five years are $185.4 million in 2004, $584.0 million in 2005, $15.4 million in 2006, $321.6 million in 2007 and $1.4 million in 2008.

At December 31, 2003, the Corporation had $1.22 billion of revolving credit facilities. These facilities, unused at December 31, 2003, permit borrowing at competitive interest rates and are available for general corporate purposes, including backup for commercial paper borrowings. The Corporation pays commitment fees on the unused portion but may cancel the facilities without penalty at any time prior to their expiration. Of these facilities, $610 million expires in October 2004 and the balance expires in November 2008.

On December 29, 2003, the Corporation announced the repurchase of $40 million of industrial revenue development bonds to be effective February 2, 2004. At December 31, 2003, the Corporation classified the $40 million as debt payable within one year and reduced long-term debt by that same amount.

Debt payable within one year is as follows:

	December 31
	2003	2002
	(Millions of dollars)
Commercial paper	$533.5	$975.0
Current portion of long-term debt	185.4	24.3
Other short-term debt	145.4	87.3

Total	$864.3	$1,086.6

At December 31, 2003 and 2002, the weighted-average interest rate for commercial paper was 1.0 percent and 1.3 percent, respectively.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Preferred Securities of Subsidiary

In February 2001, the Corporation formed a Luxembourg-based financing subsidiary. The subsidiary issued 1 million shares of voting-preferred securities (the “Securities”) with an aggregate par value of $520 million to a nonaffiliated entity for cash proceeds of $516.5 million. The Securities are entitled to a 98 percent vote and pay no dividend but accrue a fixed annual rate of return of 4.47 percent. Prior to September 2003, the Securities accrued a variable rate of return. The Securities are in substance perpetual and are callable by the subsidiary at par value plus any accrued but unpaid return on the Securities in November 2008 and each 20-year anniversary thereafter. The Securities are shown as Preferred Securities of Subsidiary on the consolidated balance sheet. The subsidiary also issued voting-preferred and common securities to the Corporation for total cash proceeds of $500 million. These securities are entitled to a combined two percent vote and the common securities are entitled to all of the residual equity after satisfaction of the preferred interests. Approximately 98 percent of the subsidiary’s funds have been loaned to the Corporation. These long-term loans bear fixed annual interest rates. The remaining funds are invested in other financial assets. Prior to September 2003, the loans accrued interest at a variable rate. The Corporation is the primary beneficiary of the subsidiary and, accordingly, consolidates the subsidiary in the accompanying financial statements. The preferred and common securities of the subsidiary are held by the Corporation and the intercompany loans have been eliminated in the consolidated financial statements. The return on the Securities is included in minority owners’ share of subsidiaries’ net income in the Corporation’s consolidated income statement.

Note 5.    Stockholders’ Equity

Stockholders’ Equity

At December 31, 2003, unremitted net income of equity companies included in consolidated retained earnings was about $786 million.

On June 21, 1988, the board of directors of the Corporation declared a distribution of one preferred share purchase right for each outstanding share of the Corporation’s common stock. On June 8, 1995, the board amended the plan governing such rights. The board of directors believed then and it continues to believe that the preferred share purchase rights are important for protecting the stockholders and other corporate constituents against abusive takeover tactics.

A right will entitle its holder to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $225, but will not become exercisable until 10 days after a person or group acquires or announces a tender offer that would result in the ownership of 20 percent or more of the Corporation’s outstanding common shares.

Under certain circumstances, a right will entitle its holder to acquire either shares of the Corporation’s stock or shares of an acquiring company’s common stock, in either event having a market value of twice the exercise price of the right. At any time after the acquisition by a person or group of 20 percent or more, but fewer than 50 percent, of the Corporation’s common shares, the Corporation may exchange the rights, except for rights held by the acquiring person or group, in whole or in part, at a rate of one right for one share of the Corporation’s common stock or for one two-hundredth of a share of Series A Junior Participating Preferred Stock.

The rights may be redeemed at $.005 per right prior to the acquisition by a person or group of 20 percent or more of the common stock. Unless redeemed earlier, the rights expire on June 8, 2005.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are as follows:

	Year Ended December 31
	2003			2002			2001
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
	(Millions of dollars)
Unrealized translation	$742.8	$—	$742.8	$96.4	$—	$96.4	$(256.7)	$—	$(256.7)
Minimum pension liability	(231.8)	85.6	(146.2)	(869.2)	313.5	(555.7)	(145.6)	43.5	(102.1)
Deferred losses on cash flow hedges	(5.5)	1.3	(4.2)	(2.6)	.6	(2.0)	(.1)	—	(.1)
Unrealized holding (losses) gains on securities	(.1)	—	(.1)	(.2)	—	(.2)	.3	—	.3

Other comprehensive income (loss)	$505.4	$86.9	$592.3	$(775.6)	$314.1	$(461.5)	$(402.1)	$43.5	$(358.6)

Accumulated balances of other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31
	2003	2002
	(Millions of dollars)
Unrealized translation	$(741.0)	$(1,483.8)
Minimum pension liability	(818.1)	(671.9)
Deferred losses on cash flow hedges	(6.3)	(2.1)
Unrealized holding gains on securities	—	.1

Accumulated other comprehensive income (loss)	$(1,565.4)	$(2,157.7)

Note 6.    Risk Management

As a multinational enterprise, the Corporation is exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. All foreign currency derivative instruments are either exchange traded or are entered into with major financial institutions. The Corporation’s credit exposure under these arrangements is limited to the fair value of the agreements with a positive fair value at the reporting date. Credit risk with respect to the counterparties is considered minimal in view of the financial strength of the counterparties.

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Corporation records all derivative instruments as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in income or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in current income in the period that changes in fair value occur. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income in the period that changes in fair value occur.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Risk

Foreign currency risk is managed by the use of foreign currency forward, option and swap contracts. The use of these instruments allows management of transactional exposure to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Management of foreign currency transactional exposures was not changed during 2003, and management does not foresee or expect any significant change in such exposures or in the strategies it employs to manage them in the near future.

Translation Risk

The income statements of foreign operations, other than those in hyperinflationary economies, are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders’ equity as unrealized translation adjustments.

The income statements and balance sheets of operations in hyperinflationary economies are translated into U.S. dollars using both current and historical rates of exchange. For balance sheet accounts translated at current exchange rates, such as cash and accounts receivable, the differences from historical exchange rates are reflected in income. Operations that are deemed to be hyperinflationary are as follows: Turkey, Russia (prior to 2003) and Venezuela (prior to 2002).

Translation exposure is not hedged. The risk to any particular entity’s net assets is minimized to the extent that the entity is financed with local currency borrowing. In addition, many of the Corporation’s non-U.S. operations buy the majority of their inputs and sell the majority of their outputs in their local currency, thereby minimizing the effect of currency rate changes on their local operating profit margins.

Interest Rate Risk

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. The strategy employed to manage exposure to interest rate fluctuations did not change significantly during 2003 and management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

Commodity Price Risk

The Corporation is subject to commodity price risk, the most significant of which relates to the price of pulp. Selling prices of tissue products are influenced, in part, by the market price for pulp, which is determined by industry supply and demand. On a worldwide basis, the Corporation supplies approximately 40 percent of its virgin fiber needs from internal pulp manufacturing operations. Management still intends to reduce its level of pulp integration, when market conditions permit, and such a reduction in pulp integration, if accomplished, could increase the Corporation’s commodity price risk. Specifically, increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices.

In addition, the Corporation is subject to price risk for utilities, primarily natural gas, which are used in its manufacturing operations. Derivative instruments are used to hedge this risk when it is deemed prudent to do so by management.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Fair Value Hedges

The Corporation’s fair value hedges were effective in 2003, 2002 and 2001 and consequently resulted in no net income effect. In addition, during these years, all of the Corporation’s firm commitments continued to qualify for fair value hedge accounting.

Cash Flow Hedges

The Corporation’s cash flow hedges were effective in 2003, 2002 and 2001 and consequently resulted in no net income effect. During the same period in which the hedged forecasted transactions affected earnings, the Corporation reclassified $9.9 million of after-tax losses from accumulated other comprehensive income to earnings. At December 31, 2003, the Corporation expects to reclassify $9.5 million of after-tax losses from accumulated other comprehensive income to earnings during the next twelve months. The maximum maturity of cash flow derivatives in place at December 31, 2003 is December 20, 2004.

Other

In 2001, the Corporation entered into forward contracts to purchase Australian dollars related to the acquisition of the remaining 45 percent ownership interest in KCA for A$697.5 million (approximately $390 million). These contracts were settled in conjunction with the completion of this acquisition in June 2002. These forward contracts did not qualify for hedge accounting under SFAS 133 and were marked to market each period with the resulting gains or losses included in other (income) expense, net. During 2002, net gains on these contracts were approximately $17 million and, for the year ended December 31, 2001, net losses were approximately $7 million.

The net gain on all other derivative instruments not designated as hedges was approximately $16 million, $10 million and $21 million in 2003, 2002 and 2001, respectively, and has been included in operating profit.

Note 7.    Variable Interest Entities

The Corporation has variable interests in the following financing and real estate entities and a synthetic fuel partnership described in Note 12.

Financing Entities

The Corporation holds a significant variable interest in two financing entities that were used to monetize long-term notes received from the sale of certain nonstrategic timberlands and related assets, which were sold in 1999 and 1989 to nonaffiliated buyers. These transactions qualified for the installment method of accounting for income tax purposes and met the criteria for immediate profit recognition for financial reporting purposes contained in SFAS 66, Accounting for Sales of Real Estate. These sales involved notes receivable with an aggregate face value of $617 million and a fair value of approximately $593 million at the date of sale. The notes receivable are backed by irrevocable standby letters of credit issued by money center banks, which aggregated $617 million at December 31, 2003.

Because the Corporation desired to monetize the $617 million of notes receivable and continue the deferral of current income taxes on the gains, in 1999 the Corporation transferred the notes received from the 1999 sale to a noncontrolled financing entity, and in 2000 it transferred the notes received from the 1989 sale to another noncontrolled financing entity. The Corporation has minority voting interests in each of the financing entities

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(collectively, the “Financing Entities”). The transfers of the notes and certain other assets to the Financing Entities were made at fair value, were accounted for as asset sales and resulted in no gain or loss. In conjunction with the transfer of the notes and other assets, the Financing Entities became obligated for $617 million in third-party debt financing. A nonaffiliated financial institution has made substantive capital investments in each of the Financing Entities, has majority voting control over them and has substantive risks and rewards of ownership of the assets in the Financing Entities. The Corporation also contributed intercompany notes receivable aggregating $662 million and intercompany preferred stock of $50 million to the Financing Entities, which serve as secondary collateral for the third-party lending arrangements. In the unlikely event of default by both of the money center banks that provided the irrevocable standby letters of credit, the Corporation could experience a maximum loss of $617 million under these arrangements.

The Corporation has not consolidated the Financing Entities because it is not the primary beneficiary of either entity. Rather, it will continue to account for its ownership interests in these entities using the equity method of accounting. The Corporation retains equity interests in the Financing Entities for which the legal right of offset exists against the intercompany notes. As a result, the intercompany notes payable have been offset against the Corporation’s equity interests in the Financing Entities for financial reporting purposes.

See Note 4 for a description of the Corporation’s Luxembourg-based financing subsidiary, which is consolidated because the Corporation is the primary beneficiary of the entity.

Real Estate Entities

The Corporation holds a significant variable interest in certain real estate entities that will become subject to the requirements of FIN 46R as of March 31, 2004. Following is a description of these real estate entities. In 1994, the Corporation began participating in the U.S. affordable and historic renovation real estate markets. Investments in these markets are encouraged by laws enacted by the United States Congress and related federal income tax rules and regulations. Accordingly, these investments generate income tax credits and tax losses that are used to reduce the Corporation’s income tax liabilities. The Corporation has invested in these markets through (i) partnership arrangements in which it is a limited partner, (ii) limited liability companies (“LLCs”) in which it is a nonmanaging member and (iii) investments in various funds in which the Corporation is one of many noncontrolling investors. These entities borrow money from third parties generally on a nonrecourse basis and invest in and own various real estate projects.

The Corporation is still evaluating the effect of FIN 46R on its real estate entities. If the Corporation is determined to be the primary beneficiary of any of these real estate entities, it will consolidate such entity as of March 31, 2004. In the December 31, 2003 financial statements, the Corporation has accounted for its interests in the real estate entities by the equity method of accounting or by the effective yield method, as appropriate, and has accounted for the related income tax credits and other tax benefits as a reduction in the income tax provision. As of December 31, 2003, the Corporation had a net equity of $132.5 million in its nonconsolidated real estate entities. Income tax credits totaling approximately $115 million will be claimed on the Corporation’s income tax returns through December 31, 2003. As of December 31, 2003, total permanent financing debt for the nonconsolidated entities was $284 million. A total of $31.2 million of the permanent financing debt is guaranteed by the Corporation and the remainder of this debt is not supported or guaranteed by the Corporation. Except for the guaranteed portion, permanent financing debt is secured solely by the properties and is nonrecourse to the Corporation. From time to time, temporary interim financing is guaranteed by the Corporation. In general, the Corporation’s interim financing guarantees are eliminated at the time permanent financing is obtained. At December 31, 2003, $7.5 million of temporary interim financing associated with these nonconsolidated real estate entities was guaranteed by the Corporation.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Corporation’s investments in these real estate entities were to be disposed of at their carrying amounts, a portion of the tax credits may be recaptured and may result in a charge to earnings. As of December 31, 2003, this recapture risk is estimated to be $57 million. The Corporation has no current intention of disposing of these investments during the recapture period, nor does it anticipate the need to do so in the foreseeable future in order to satisfy any anticipated liquidity need. Accordingly, the recapture risk is considered to be remote.

At December 31, 2003, the Corporation’s maximum loss exposure for its real estate entities is estimated to be $228 million and was composed of its net equity in these entities of $132.5 million, its permanent financing guarantees of $31.2 million, its interim financing guarantees of $7.5 million and the income tax credit recapture risk of $57 million. Management believes the likelihood of loss on these projects is not material due to the current economic returns on these projects.

Note 8.    Commitments

Leases

The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2003, are as follows:

Amount
(Millions of dollars)
Year Ending December 31:
2004	$67.5
2005	53.3
2006	37.6
2007	25.0
2008	17.8
Thereafter	47.8

Future minimum obligations	$249.0

Operating lease obligations have been reduced by approximately $7 million for rental income from noncancelable sublease agreements.

Consolidated rental expense under operating leases was $187.1 million, $166.8 million and $159.4 million in 2003, 2002 and 2001, respectively.

Purchase Commitments

The Corporation has entered into long-term contracts for the purchase of raw materials, primarily pulp, and utilities, principally electricity. The minimum purchase commitments extend beyond 2008. Commitments under these contracts are approximately $230 million in 2004, $90 million in 2005, $44 million in 2006, $29 million in 2007 and $28 million in 2008. Total commitments beyond the year 2008 are $218 million.

Although the Corporation is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes the Corporation’s exposure to losses, if any, under these arrangements is not material.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Contingencies and Legal Matters

Litigation

The following is a brief description of certain legal and administrative proceedings to which the Corporation or its subsidiaries is a party or to which the Corporation’s or its subsidiaries’ properties are subject. In management’s opinion, none of the legal and administrative proceedings described below, individually or in the aggregate, is expected to have a material adverse effect on the Corporation’s business, financial condition or results of operations.

As of December 31, 2003, Safeskin was a party to product liability lawsuits seeking monetary damages, in most cases of an unspecified amount. Safeskin is typically one of several defendants who manufacture or sell natural rubber latex gloves. These lawsuits allege injuries ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by health care workers and other individuals while performing their duties. Safeskin has referred the defense of these lawsuits to its insurance carriers and management believes its insurance coverage is adequate for these types of claims.

As of December 31, 2003, the Corporation, along with many other nonaffiliated companies, was a party to lawsuits with allegations of personal injury resulting from asbestos exposure on the defendants’ premises and allegations that the defendants manufactured, sold, distributed or installed products which cause asbestos-related lung disease. These general allegations are often made against the Corporation without any apparent evidence or identification of a specific product or premises of the Corporation. The Corporation has denied the allegations and raised numerous defenses in all of these asbestos cases. All asbestos claims have been tendered to the Corporation’s insurance carriers for defense and indemnity. The financial statements reflect appropriate accruals for the Corporation’s portion of the costs estimated to be incurred in connection with resolving these claims.

Contingency

One of the Corporation’s North American tissue mills has an agreement to provide its local utility company a specified amount of electric power for each of the next 15 years. In the event that the mill was shut down, the Corporation would be required to continue to operate the power generation facility on behalf of its owner, the local utility company. The net present value of the cost to fulfill this agreement as of December 31, 2003 is estimated to be approximately $100 million. Management considers the probability of closure of this mill to be remote.

Environmental Matters

The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites, none of which, individually or in the aggregate, in management’s opinion, is likely to have a material adverse effect on the Corporation’s business, financial condition or results of operations.

Note 10.    Postretirement and Other Benefits

Pension Plans

The Corporation and its subsidiaries in North America and the United Kingdom have defined benefit pension plans (the “Principal Plans”) and/or defined contribution retirement plans covering substantially all regular employees. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for the qualified defined benefit plans in North America and the defined benefit plans in the United Kingdom is to contribute assets to fully fund the accumulated benefit obligation (“ABO”). Subject to regulatory and tax deductibility limits, any

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funding shortfall will be eliminated over a reasonable number of years. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded. Funding for the remaining defined benefit plans outside the U.S. is based on legal requirements, tax considerations, investment opportunities, and customary business practices in such countries.

In accordance with SFAS 87, Employers’ Accounting for Pensions, the Corporation recorded a minimum pension liability for underfunded plans representing the excess of the unfunded ABO over previously recorded net pension liabilities. The minimum pension liability is included in noncurrent employee benefit and other obligations on the balance sheet. An offsetting charge is included as an intangible asset to the extent of unrecognized prior service cost, and the balance is included in accumulated other comprehensive income. The principal causes of the accrual for additional minimum pension liability were decreases in both 2003 and 2002 in the discount rates used to estimate the ABO and a decline in the value of equity securities in 2002 held by the North American and United Kingdom pension trusts.

Information about the minimum pension liability follows:

	December 31
	2003	2002
	(Millions of dollars)
Minimum pension liability	$1,325.4	$1,089.4
Less intangible asset	56.1	51.9

Accumulated other comprehensive income	$1,269.3	$1,037.5

Other Postretirement Benefit Plans

Substantially all North American retirees and employees are covered by health care and life insurance benefit plans. Certain benefits are based on years of service and/or age at retirement. The plans are principally noncontributory for employees who were eligible to retire before 1993 and contributory for most employees who retire after 1992, except that the Corporation provides no subsidized benefits to most employees hired after 2003.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law. Among other things, the Act provides a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Corporation could amend its retiree health care benefit plans to better align the plans with the new Act. In accordance with FASB Staff Position 106-1, the Corporation has elected to defer recognizing the effects of the Act because authoritative guidance on the accounting for the federal subsidy provided by the Act is pending. Such guidance, when issued by the FASB, may require the Corporation to change previously reported information. Consequently, the accumulated postretirement benefit obligation and net periodic postretirement cost presented in the financial statements and accompanying notes do not reflect the effects of the Act.

Prior to 2004, certain U.S. plans limited the Corporation’s cost of future annual per capita retiree medical benefits to no more than 200 percent of the 1992 annual per capita cost. These plans reached this limitation (the “Cap”) and were amended during 2003. Among other things, the amendments index the Cap by 3 percent annually beginning in 2005 for certain employees retiring on or before April 1, 2004 and limit the Corporation’s future cost for retiree health care benefits to a defined fixed per capita cost for certain employees retiring after April 1, 2004. The health care cost trend rate for all uncapped obligations in the U.S. and Canada, which comprise about 45 percent of the health care obligation as of December 31, 2003, is expected to be 9.03 percent in 2004, 8.11 percent in 2005 and to decrease to 5.57 percent in 2011 and thereafter. The health care trend rate for capped obligations in the U.S. is expected to be 9.34 percent in 2004. The consolidated weighted-average health care trend rate for 2004 is expected to be 9.20 percent.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below.

	Pension Benefits		Other Benefits
	Year Ended December 31
	2003	2002	2003	2002
	(Millions of dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$4,392.5	$4,014.6	$751.4	$696.5
Service cost	78.5	69.7	16.8	13.0
Interest cost	291.4	275.1	49.9	50.5
Participants’ contributions	9.8	7.1	6.8	5.9
Amendments	11.3	—	14.4	—
Actuarial loss	510.2	203.3	89.5	57.8
Currency and other	253.5	97.6	8.4	.3
Benefit payments from plans	(283.7)	(262.7)	—	—
Direct benefit payments	(29.7)	(12.2)	(84.6)	(72.6)

Benefit obligation at end of year	5,233.8	4,392.5	852.6	751.4

Change in Plan Assets
Fair value of plan assets at beginning of year	3,406.6	3,721.5	—	—
Actual gain (loss) on plan assets	498.5	(250.5)	—	—
Employer contributions	184.2	126.0	77.8	66.7
Participants’ contributions	9.8	7.1	6.8	5.9
Currency and other	212.5	65.2	—	—
Benefit payments	(283.7)	(262.7)	(84.6)	(72.6)

Fair value of plan assets at end of year	4,027.9	3,406.6	—	—

Funded Status
Benefit obligation in excess of plan assets	(1,205.9)	(985.9)	(852.6)	(751.4)
Unrecognized net actuarial loss	1,634.4	1,347.3	148.7	59.8
Unrecognized transition amount	.7	1.0	—	—
Unrecognized prior service cost (benefit)	51.6	46.9	6.9	(9.1)

Net amount recognized	$480.8	$409.3	$(697.0)	$(700.7)

Amounts Recognized in the Balance Sheet
Prepaid benefit cost	$19.0	$4.3	$—	$—
Accrued benefit cost	(863.6)	(684.4)	(697.0)	(700.7)
Intangible asset	56.1	51.9	—	—
Accumulated other comprehensive income	1,269.3	1,037.5	—	—

Net amount recognized	$480.8	$409.3	$(697.0)	$(700.7)

The Corporation uses December 31 as the measurement date for all of its postretirement plans.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2003	2002	2003	2002	2003	2002
	(Millions of dollars)
Projected benefit obligation (“PBO”)	$4,904.3	$4,155.1	$329.5	$237.4	$5,233.8	$4,392.5
ABO	4,562.9	3,873.0	301.8	211.0	4,864.7	4,084.0
Fair value of plan assets	3,804.3	3,289.1	223.6	117.5	4,027.9	3,406.6

Information for Pension Plans With an ABO in Excess of Plan Assets

	December 31
	2003	2002
	(Millions of dollars)
PBO	$5,133.0	$4,353.6
ABO	4,774.4	4,054.3
Fair value of plan assets	3,917.0	3,373.7

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2003	2002	2001	2003	2002	2001
	(Millions of dollars)
Service cost	$78.5	$69.7	$65.4	$16.8	$13.0	$12.0
Interest cost	291.4	275.1	266.8	49.9	50.5	48.2
Expected return on plan assets(a)	(290.6)	(335.6)	(368.1)	—	—	—
Amortization of prior service cost	8.7	7.8	8.6	(1.6)	(2.1)	(2.1)
Amortization of transition amount	.1	(2.0)	(4.4)	—	—	—
Recognized net actuarial loss (gain)	74.6	14.5	4.5	2.0	(2.7)	(3.8)
Other	5.3	2.5	7.6	—	—	(.1)

Net periodic benefit cost (credit)	$168.0	$32.0	$(19.6)	$67.1	$58.7	$54.2

(a)	The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Weighted-Average Assumptions used to determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate	5.92%	6.62%	6.01%	6.76%
Rate of compensation increase	3.51%	3.56%	—	—

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-Average Assumptions used to determine Net Cost for years ended December 31

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.62%	6.98%	7.19%	6.76%	7.24%	7.48%
Expected long-term return on plan assets	8.42%	9.19%	9.28%	—	—	—
Rate of compensation increase	3.56%	3.90%	4.12%	—	—	—

Expected Long-Term Rate of Return and Investment Strategies for the Principal Plans

The expected long-term rate of return on pension fund assets was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. The Corporation also considered the U.S. plan’s historical 10-year and 15-year compounded annual returns of 10.1 percent and 10.3 percent, respectively, which have been in excess of these broad equity and bond benchmark indices. The Corporation anticipates that on average the investment managers for each of the plans comprising the Principal Plans will generate annual long-term rates of return of at least 8.5 percent. The Corporation’s expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 70 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and 30 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. The Corporation regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Also, when deemed appropriate, the Corporation executes hedging strategies using index options and futures to limit the downside exposure of certain investments by trading off upside potential above an acceptable level. The Corporation executed such hedging strategies in 2003, 2002 and 2001. No hedging instruments are currently in place beyond January 2004. The Corporation will continue to evaluate its long-term rate of return assumptions at least annually and will adjust them as necessary.

Plan Assets

The Corporation’s pension plan asset allocations for its Principal Plans are as follows:

Asset Category	Target Allocation 2004	Percentage of Plan Assets at December 31
		2003	2002
Equity securities	70%	72%	69%
Debt securities	30	28	31

Total	100%	100%	100%

The plan assets did not include a significant amount of the Corporation’s common stock.

Cash Flows

The Corporation expects to make cash contributions to its pension trusts of approximately $100 million in 2004.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
	(Millions of dollars)
Effect on total of service and interest cost components	$4.4	$3.5
Effect on postretirement benefit obligation	70.1	55.8

Defined Contribution Retirement Plans

The Corporation’s contributions to the defined contribution retirement plans are primarily based on the age and compensation of covered employees. The Corporation’s contributions, all of which were charged to expense, were $45.3 million, $42.2 million and $37.3 million in 2003, 2002 and 2001, respectively.

Investment Plans

Voluntary contribution investment plans are provided to substantially all North American and most European employees. Under the plans, the Corporation matches a portion of employee contributions. Costs charged to expense under the plans were $33.0 million, $29.3 million and $27.5 million in 2003, 2002 and 2001, respectively.

Note 11.	Stock Compensation Plans

The Corporation’s Equity Participation Plans (the “Plans”) provide for awards of stock options, restricted stock and (prior to 1999) participation shares to employees of the Corporation and its subsidiaries. As of December 31, 2003, the number of shares of common stock available for stock option and restricted share awards under the Plans aggregated 17.9 million shares.

Stock Options

The Corporation has granted stock options to executives, directors and other key employees. All stock options are granted at not less than the market value at the date of grant, expire 10 years after the date of grant and generally become exercisable over three years.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data concerning stock option activity follows (options in thousands):

	2003		2002		2001
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding—Beginning of year	30,308	$54.77	26,665	$52.73	23,941	$49.67
Granted	5,612	44.56	5,742	60.99	5,867	69.71
Exercised	(988)	31.27	(1,627)	42.34	(2,428)	41.75
Canceled or expired	(558)	57.32	(472)	58.24	(715)	126.87

Outstanding—End of year(a)	34,374	53.73	30,308	54.77	26,665	52.73

Exercisable—End of year	23,516	53.52	18,671	49.98	15,237	46.80

(a)	Data concerning stock options at December 31, 2003 follows (options in thousands):

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Price
$14.43 – $ 39.94	2,509	$34.18	1.7	2,509	$34.18
40.85 – 44.78	5,566	44.54	9.0	119	44.35
46.02 – 53.05	12,644	50.84	4.4	12,569	50.84
55.48 – 60.99	8,127	59.44	6.5	4,666	58.29
61.35 – 69.75	5,482	69.68	6.6	3,611	69.68
86.28 – 188.53	46	119.74	4.4	42	120.46

	34,374	53.73	5.8	23,516	53.52

Restricted Stock Awards

The Plans provide for restricted stock awards (shares or share equivalents) not to exceed 3.0 million shares. All restricted stock awards vest and become unrestricted shares in three to 10 years from the date of grant. Although participants are entitled to cash dividends and may vote such awarded shares, the sale or transfer of such shares is limited during the restricted period.

Data concerning restricted stock awards follows:

	2003	2002	2001
	(Shares in thousands)
Number of shares awarded	526	80	487
Weighted-average price per share	$44.54	$59.79	$55.59

The market value of the Corporation’s common stock determines the value of the restricted stock, and such value is recorded at the date of the award as unearned compensation on restricted stock in a separate component of stockholders’ equity. This unearned compensation is amortized to compensation expense over the periods of restriction. During 2003, 2002 and 2001, $18.2 million, $16.8 million and $13.0 million, respectively, was charged to compensation expense under the Plans. The tax effect of differences between compensation expense for financial statement and income tax purposes is recorded as additional paid-in capital.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Participation Shares

Prior to 1999, the Corporation awarded key employees participation shares that are payable in cash at the end of the vesting period. The amount of cash paid to participants is based on the increase in the book value of the Corporation’s common stock during the award period. Participants do not receive dividends on the participation shares, but their accounts are credited with dividend shares payable in cash at the maturity of the award. Neither participation nor dividend shares are shares of common stock. Amounts expensed related to participation shares were $11.1 million, $13.1 million and $15.0 million in 2003, 2002 and 2001, respectively. Payments will be made in February 2004 for all remaining vested awards under the plan.

Data concerning participation and dividend shares follows:

	2003	2002	2001
	(Thousands of shares)
Outstanding—Beginning of year	2,379	4,475	6,608
Dividend shares credited—net	152	245	377
Matured	(2,515)	(2,238)	(2,356)
Forfeited	(16)	(103)	(154)

Outstanding—End of year	—	2,379	4,475

Note 12.    Synthetic Fuel Partnership

In April 2003, the Corporation entered into an agreement whereby it acquired a 49.5 percent minority interest in a synthetic fuel partnership. The partnership is a variable interest entity that will become subject to the requirements of FIN 46R as of March 31, 2004. The transaction was subject to the receipt of a favorable private letter ruling from the Internal Revenue Service (the “IRS”) confirming that the synthetic fuel produced by the partnership is eligible for synthetic fuel tax credits. The partnership received the favorable letter ruling on October 31, 2003. The partnership’s test procedures are in compliance with the requirements outlined by the IRS. These tax credits are not available for synthetic fuel produced after 2007.

The production of synthetic fuel results in pretax losses. In 2003, these pretax losses totaled $105.5 million and are reported as nonoperating expense on the Corporation’s income statement. The production of synthetic fuel results in tax credits as well as tax deductions for the nonoperating losses, which reduce the Corporation’s income tax expense. In 2003, the Corporation’s participation in the synthetic fuel partnership resulted in $94.1 million of tax credits, and the nonoperating losses generated an additional $37.2 million of tax benefits, which combined to reduce the Corporation’s income tax provision by $131.3 million. The tax credits are shown as a reconciling item in the Corporation’s reconciliation of the U.S. statutory rate to its effective income tax rate in Note 13.

Because the partnership has received the favorable private letter ruling from the IRS and because the partnership’s test procedures conform to IRS procedures, the Corporation believes its loss exposure under the synthetic fuel partnership is minimal. Application of FIN 46R to this entity is not expected to have a material effect on the Corporation’s consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Income Taxes

An analysis of the provision for income taxes follows:

	Year Ended December 31
	2003	2002	2001
	(Millions of dollars)
Current income taxes:
United States	$330.5	$255.4	$363.9
State	42.1	19.9	52.5
Other countries	194.6	193.7	189.6

Total	567.2	469.0	606.0

Deferred income taxes:
United States	(.3)	183.3	115.4
State	(34.3)	5.7	(17.9)
Other countries	(18.4)	8.6	(57.8)

Total	(53.0)	197.6	39.7

Total provision for income taxes (a)	$514.2	$666.6	$645.7

(a)	The 2002 amount excludes income tax benefits of $6.9 million related to the cumulative effect of an accounting change.

Income before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2003	2002	2001
	(Millions of dollars)
United States	$1,651.9	$1,758.2	$1,741.8
Other countries	505.1	539.2	422.6

Total income before income taxes (b)	$2,157.0	$2,297.4	$2,164.4

(b)	The 2002 amount excludes a charge of $18.3 million related to the cumulative effect of an accounting change.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets (liabilities) are composed of the following:

	December 31
	2003	2002
	(Millions of dollars)
Net current deferred income tax asset attributable to:
Pension, postretirement and other employee benefits	$105.6	$101.5
Other accrued expenses	127.5	90.1
Prepaid royalties	27.2	—
Other	28.2	3.4
Valuation allowances	(7.1)	(3.7)

Net current deferred income tax asset	$281.4	$191.3

Net noncurrent deferred income tax asset attributable to:
Accumulated depreciation	$(15.2)	$(59.1)
Income tax loss carryforwards	333.7	342.0
State tax credits	57.0	46.4
Pension and other postretirement benefits	28.5	22.4
Other	44.5	18.3
Valuation allowances	(218.3)	(197.6)

Net noncurrent deferred income tax asset included in other assets	$230.2	$172.4

Net noncurrent deferred income tax liability attributable to:
Accumulated depreciation	$(1,318.3)	$(1,215.5)
Pension, postretirement and other employee benefits	531.5	471.3
Installment sales	(188.1)	(188.1)
Foreign tax credits and loss carryforwards	59.8	103.3
Prepaid royalties	27.2	—
Other	29.8	14.1
Valuation allowances	(22.5)	(39.3)

Net noncurrent deferred income tax liability	$(880.6)	$(854.2)

Valuation allowances increased $7.3 million and $63.4 million in 2003 and 2002, respectively. Valuation allowances at the end of 2003 primarily relate to the potentially unusable portion of income tax loss carryforwards of $1,069.4 million, primarily in jurisdictions outside the United States. If not utilized against taxable income, $483.7 million of the loss carryforwards will expire from 2004 through 2023. The remaining $585.7 million has no expiration date.

Realization of income tax loss carryforwards is dependent on generating sufficient taxable income prior to expiration of these carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets, net of applicable valuation allowances, will be realized. The amount of the deferred tax assets considered realizable could be reduced or increased if estimates of future taxable income change during the carryforward period.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the provision for income taxes.

	Year Ended December 31
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of dollars)
Income before income taxes	$2,157.0		$2,297.4		$2,164.4

Tax at U.S. statutory rate	$755.0	35.0%	$804.1	35.0%	$757.5	35.0%
State income taxes, net of federal tax benefit	5.1	.2	16.6	.7	22.5	1.0
Synthetic fuel credits	(94.1)	(4.4)	—	—	—	—
Net operating losses realized	(16.7)	(.8)	(14.8)	(.6)	(29.7)	(1.4)
Other—net (a)	(135.1)	(6.2)	(139.3)	(6.1)	(104.6)	(4.8)

Provision for income taxes	$514.2	23.8%	$666.6	29.0%	$645.7	29.8%

(a)	Other—net is comprised of numerous items, none of which is greater than 1.6 percent.

At December 31, 2003, income taxes have not been provided on approximately $3.7 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

Note 14.    Earnings Per Share

A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Average Common Shares Outstanding
	2003	2002	2001
	(Millions)
Basic	507.0	517.2	529.6
Dilutive effect of stock options	1.2	2.5	3.4
Dilutive effect of deferred compensation plan shares	.4	.3	.2

Diluted	508.6	520.0	533.2

Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares are summarized below:

Description	2003	2002	2001
Average number of share equivalents (millions)	20.5	10.7	5.1
Weighted-average exercise price	$60.19	$65.89	$71.36
Expiration date of options	2006 to 2013	2006 to 2012	2006 to 2011
Options outstanding at year-end	20.2	11.4	5.8

The number of common shares outstanding as of December 31, 2003, 2002 and 2001 was 501.6 million, 510.8 million and 521.0 million, respectively.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Business Segment and Geographic Data Information

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care; Consumer Tissue; and Business-to-Business. Each reportable segment is headed by an executive officer who reports to the Chief Executive Officer and is responsible for the development and execution of global strategies to drive growth and profitability of the Corporation’s worldwide personal care, consumer tissue and business-to-business operations. These strategies include global plans for branding and product positioning, technology and research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. The principal sources of revenue in each of our global business segments are described below. The accounting policies of our reportable segments are the same as those described in Note 1.

•	The Personal Care segment manufactures and markets disposable diapers, training and youth pants and swimpants; feminine and incontinence care products; and related products. Products in this segment are primarily for household use and are sold under a variety of brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

•	The Consumer Tissue segment manufactures and markets facial and bathroom tissue, paper towels and napkins for household use; wet wipes; and related products. Products in this segment are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Hakle, Page, Huggies and other brand names.

•	The Business-to-Business segment manufactures and markets facial and bathroom tissue, paper towels, wipers and napkins for away-from-home use; health care products such as surgical gowns, drapes, infection control products, sterilization wraps, disposable face masks and exam gloves, respiratory products, and other disposable medical products; printing, premium business and correspondence papers; specialty and technical papers; and other products. Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, Kimwipes, WypAll, Surpass, Safeskin, Tecnol, Ballard and other brand names.

Approximately 13 percent, 12 percent and 11 percent of net sales were to Wal-Mart Stores, Inc. in 2003, 2002 and 2001, respectively, primarily in the Personal Care and Consumer Tissue businesses.

Information concerning consolidated operations by business segment and geographic area, as well as data for equity companies, is presented in the tables on the following pages.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Operations by Business Segment

	Personal Care	Consumer Tissue	Business- to- Business	Intersegment Sales	All Other(a)	Consolidated Total
	(Millions of dollars)
Net Sales
2003	$5,257.5	$5,441.9	$3,800.8	$(152.2)	$—	$14,348.0
2002	5,101.7	5,018.6	3,593.0	(147.0)	—	13,566.3
2001	5,156.6	4,747.9	3,544.6	(161.5)	—	13,287.6

Operating Profit (b)
2003	1,104.9	844.3	683.0	—	(219.8)	2,412.4
2002	1,042.7	921.7	670.0	—	(170.6)	2,463.8
2001	1,042.7	863.7	599.4	—	(167.6)	2,338.2

Depreciation
2003	245.1	315.3	184.3	—	1.1	745.8
2002	242.7	287.1	176.0	—	.8	706.6
2001	225.1	259.8	164.2	—	1.1	650.2

Assets
2003	4,396.1	6,182.3	4,850.1	—	1,351.4	16,779.9
2002	4,065.8	5,281.4	4,768.6	—	1,523.8	15,639.6
2001	3,819.5	5,064.5	4,662.8	—	1,512.3	15,059.1

Capital Spending
2003	294.2	416.8	145.7	—	20.9	877.6
2002	289.7	340.4	236.5	—	4.1	870.7
2001	381.0	419.6	260.4	—	38.5	1,099.5

(a)	All Other operating profit consists of other income (expense), net and income and expenses not associated with the business segments. All Other assets includes assets not allocated to business segments.

(b)	Goodwill amortization included in operating profit in the personal care, consumer tissue and business-to-business segments is $16.0 million, $14.6 million and $58.8 million, respectively, in 2001.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Operations by Geographic Area

	United States	Canada	Inter- geographic Items(a)	Total North America	Europe	Asia, Latin America & Other	Inter- geographic Items	All Other(b)	Consolidated Total
	(Millions of dollars)
Net Sales
2003	$8,657.6	$801.8	$(515.6)	$8,943.8	$2,892.5	$3,061.6	$(549.9)	$—	$14,348.0
2002	8,649.4	831.4	(601.2)	8,879.6	2,482.8	2,751.5	(547.6)	—	13,566.3
2001	8,638.3	900.7	(694.7)	8,844.3	2,341.3	2,661.7	(559.7)	—	13,287.6

Operating Profit (c)
2003	1,942.9	131.7	—	2,074.6	202.9	354.7	—	(219.8)	2,412.4
2002	2,018.9	100.5	—	2,119.4	191.0	324.0	—	(170.6)	2,463.8
2001	1,927.5	156.9	—	2,084.4	176.2	245.2	—	(167.6)	2,338.2

Assets
2003	7,682.5	508.8	(57.4)	8,133.9	3,310.9	4,337.3	(353.6)	1,351.4	16,779.9
2002	7,578.4	468.9	(53.3)	7,994.0	2,982.7	3,467.4	(328.3)	1,523.8	15,639.6
2001	7,739.8	541.3	(70.8)	8,210.3	2,474.6	3,134.3	(272.4)	1,512.3	15,059.1

(a)	Intergeographic net sales include $345.4 million, $387.4 million and $431.1 million by operations in Canada to the U.S. in 2003, 2002 and 2001, respectively.

(b)	All Other operating profit consists of other income (expense), net and income and expenses not associated with geographic areas. All Other assets includes assets not allocated to geographic areas.

(c)	Goodwill amortization included in operating profit in the U.S., Europe and Asia, Latin America and Other is $57.8 million, $9.2 million and $22.4 million, respectively, in 2001.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Companies’ Data by Geographic Area

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation’s Share of Net Income
	(Millions of dollars)
For the year ended:
December 31, 2003
Latin America (a)	$1,687.8	$608.4	$378.2	$214.3	$102.0
Asia and Middle East	62.3	21.9	10.1	10.1	5.0

Total	$1,750.1	$630.3	$388.3	$224.4	$107.0

For the year ended:
December 31, 2002
Latin America	$1,824.2	$690.6	$435.2	$229.8	$108.9
Asia and Middle East	54.2	19.5	9.2	8.9	4.4

Total	$1,878.4	$710.1	$444.4	$238.7	$113.3

For the year ended:
December 31, 2001
Latin America	$1,855.5	$704.4	$490.3	$304.0	$140.6
Asia, Australia and Middle East (b)	249.2	77.8	40.7	28.3	13.8

Total	$2,104.7	$782.2	$531.0	$332.3	$154.4

(a)	As of August 2003, the Corporation consolidated Klabin-Kimberly S.A., its Brazilian affiliate.

(b)	As of July 2001, the Corporation consolidated KCA, its Australian affiliate.

	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stock- holders’ Equity
	(Millions of dollars)
December 31, 2003
Latin America	$685.7	$887.1	$368.0	$530.7	$674.2
Asia and Middle East	31.0	38.6	18.7	.9	50.0

Total	$716.7	$925.7	$386.7	$531.6	$724.2

December 31, 2002
Latin America	$745.4	$1,109.6	$598.9	$358.0	$898.1
Asia and Middle East	28.9	30.7	17.9	.7	41.0

Total	$774.3	$1,140.3	$616.8	$358.7	$939.1

December 31, 2001
Latin America	$892.3	$1,291.2	$551.7	$482.6	$1,149.2
Asia and Middle East	25.5	29.3	21.1	.6	33.1

Total	$917.8	$1,320.5	$572.8	$483.2	$1,182.3

Equity companies are principally engaged in operations in the Personal Care and Consumer Tissue businesses.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the Corporation’s equity companies and ownership interest were as follows: Kimberly-Clark Lever, Ltd. (India) (50%), Kimberly-Clark de Mexico S.A. de C.V. and subsidiaries (47.9%), Olayan Kimberly-Clark Arabia (49%), Olayan Kimberly-Clark (Bahrain) WLL (49%), PT Kimsari Paper Indonesia (50%) and Tecnosur S.A. (34%).

Kimberly-Clark de Mexico, S.A. de C.V. is partially owned by the public and its stock is publicly traded in Mexico. At December 31, 2003, the Corporation’s investment in this equity company was $374.8 million, and the estimated fair value of the investment was $1.5 billion based on the market price of publicly traded shares.

Note 16.    Supplemental Data (Millions of dollars)

Supplemental Income Statement Data

	December 31
Summary of Advertising and Research Expenses	2003	2002	2001
Advertising expense	$407.8	$406.9	$405.5
Research expense	280.6	289.0	295.3

Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, net	2003	2002
Accounts Receivable:
From customers	$1,815.1	$1,711.3
Other	207.6	362.2
Less allowance for doubtful accounts and sales discounts	(67.6)	(67.6)

Total	$1,955.1	$2,005.9

Accounts receivable are carried at amounts that approximate fair value.

	December 31
Summary of Inventories	2003	2002
Inventories by Major Class:
At the lower of cost on the FIFO method, weighted-average cost method or market:
Raw materials	$353.8	$323.2
Work in process	186.8	186.7
Finished goods	935.2	866.9
Supplies and other	238.1	210.7

	1,713.9	1,587.5

Excess of FIFO cost over LIFO cost	(150.5)	(157.4)

Total	$1,563.4	$1,430.1

FIFO value of total inventories valued on the LIFO method were $663.8 million and $642.7 million at December 31, 2003 and December 31, 2002, respectively.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31
Summary of Accrued Expenses	2003	2002
Accrued advertising and promotion	$240.6	$245.7
Accrued salaries and wages	374.1	385.1
Other	760.0	694.4

Total	$1,374.7	$1,325.2

Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Decrease (Increase) in Operating Working Capital (a)	Year Ended December 31
	2003	2002	2001
Accounts receivable	$(64.5)	$(122.5)	$191.9
Inventories	(108.6)	68.3	(37.7)
Prepaid expenses	(14.3)	(14.2)	(6.9)
Trade accounts payable	(8.4)	88.2	(162.9)
Other payables	27.9	(13.1)	9.2
Accrued expenses	.4	(26.2)	(70.7)
Accrued income taxes	140.0	(219.1)	(125.4)
Currency	143.9	41.0	(30.1)

Decrease (increase) in operating working capital	$116.4	$(197.6)	$(232.6)

(a)	Excludes the effects of acquisitions and dispositions

	Year Ended December 31
Other Cash Flow Data	2003	2002	2001
Interest paid	$178.1	$183.3	$230.8
Income taxes paid	442.7	649.5	719.2

	Year Ended December 31
Interest Expense	2003	2002	2001
Gross interest cost	$180.4	$193.1	$211.2
Capitalized interest on major construction projects	(12.5)	(11.0)	(19.6)

Interest expense	$167.9	$182.1	$191.6

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Unaudited Quarterly Data

	2003				2002
	Fourth(a)	Third	Second	First	Fourth	Third	Second	First
	(Millions of dollars, except per share amounts)
Net sales	$3,702.1	$3,641.6	$3,544.6	$3,459.7	$3,339.8	$3,486.7	$3,408.9	$3,330.9
Gross profit	1,274.2	1,214.9	1,207.2	1,203.6	1,120.2	1,240.2	1,242.8	1,212.4
Operating profit	622.2	604.0	606.9	579.3	529.8	644.8	624.3	664.9
Income before cumulative effect of accounting change	459.5	419.7	417.3	397.7	369.6	441.2	424.6	450.6
Net income	459.5	419.7	417.3	397.7	369.6	441.2	424.6	439.2
Per share basis:
Basic
Income before cumulative effect of accounting change	.91	.83	.82	.78	.72	.85	.82	.87
Net income	.91	.83	.82	.78	.72	.85	.82	.84
Diluted
Income before cumulative effect of accounting change	.91	.83	.82	.78	.72	.85	.81	.86
Net income	.91	.83	.82	.78	.72	.85	.81	.84
Cash dividends declared per share	.34	.34	.34	.34	.30	.30	.30	.30
Market price per share:
High	59.30	52.95	54.33	47.91	58.18	63.40	66.79	65.35
Low	50.75	47.04	45.18	42.92	45.30	52.45	60.43	57.05
Close	59.09	51.32	52.14	45.46	47.47	56.64	62.00	64.65

(a)	During the fourth quarter, the Corporation recorded the acquisition of a 49.5 percent minority interest in a synthetic fuel partnership. The tax benefits and credits related to the operation of the partnership increased fourth quarter net income by $25.8 million, or $.05 per share. See Note 12.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audit also included the financial statement schedule listed in Item 15 (a) 2. These financial statements and the financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Corporation changed its method of accounting for customer coupons and its method of accounting for goodwill.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Dallas, Texas

February 11, 2004

PART II

(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes during the period covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section of the 2004 Proxy Statement captioned “Certain Information Regarding Directors and Nominees” under “Proposal 1. Election of Directors” identifies members of the board of directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

Item 4A of this Form 10-K identifies executive officers of the Corporation and is incorporated in this Item 10 by reference.

The section of the 2004 Proxy Statement captioned “Corporate Governance—Board of Directors and Board Committees—Audit Committee” under “Proposal 1. Election of Directors” identifies members of the Audit Committee of the Board of Directors and an audit committee financial expert, and is incorporated in this Item 10 by reference.

The section of the 2004 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated in this Item 10 by reference.

The section of the 2004 Proxy Statement captioned “Corporate Governance—Other Corporate Governance Policies—Corporate Governance Policies” identifies how stockholders may obtain a copy of the Corporation’s Corporate Governance Policies without charge and is incorporated in this Item 10 by reference.

The section of the 2004 Proxy Statement captioned “Corporate Governance—Other Corporate Governance Policies—Code of Conduct” identifies how stockholders may obtain a copy of the Corporation’s Code of Conduct without charge and is incorporated in this Item 10 by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the section of the 2004 Proxy Statement captioned “Executive Compensation” is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the sections of the 2004 Proxy Statement captioned “Security Ownership of Management” and “Executive Compensation – Equity Compensation Plans” are incorporated in this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section of the 2004 Proxy Statement captioned “Certain Transactions and Business Relationships” is incorporated in this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the sections of the 2004 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 3. Approval of Auditors” is incorporated in this Item 14 by reference.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

1.	Financial statements.

The financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial statement schedules.

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in Item 8:

Independent Auditors’ Report

Schedule for Kimberly-Clark Corporation and Subsidiaries:

Schedule II Valuation and Qualifying Accounts

All other schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

3.	Exhibits.

Exhibit No. (3)a.	Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit No. (3)b.	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit No. (4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a.	Management Achievement Award Program, as amended and restated, incorporated by reference to Exhibit No. (10)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated, incorporated by reference to Exhibit No. (10)b of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)c.	Fourth Amended and Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit No. (10)c of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)d.	Executive Officer Achievement Award Program, incorporated by reference to Exhibit No. (10)d of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)e.	1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)f.	Deferred Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)f of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

PART IV

(Continued)

Exhibit No. (10)g.	Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)h.	Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended, incorporated by reference to Exhibit No. (10)h of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)i.	Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, incorporated by reference to Exhibit No. (10)i of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)j.	Retirement Contribution Excess Benefit Program, as amended and restated, incorporated by reference to Exhibit No. (10)j of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)k.	1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)l.	Outside Directors’ Compensation Plan, as amended and restated, incorporated by reference to Exhibit No. (10)l of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)m.	2001 Equity Participation Plan, incorporated by reference to Exhibit No. (10)m of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2003.

Exhibit No. (21).	Subsidiaries of the Corporation.

Exhibit No. (23).	Independent Auditors’ Consent.

Exhibit No. (24).	Powers of Attorney.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(b)	Reports on Form 8-K.

The Corporation furnished the following Current Report on Form 8-K during the Fourth Quarter of 2003:

1.	Current Report on Form 8-K, dated October 22, 2003, to furnish the text of a press release issued on October 22, 2003 regarding third quarter results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 26, 2004	By:	/s/ MARK A. BUTHMAN
Mark A. Buthman Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS J. FALK Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 26, 2004

/s/ MARK A. BUTHMAN Mark A. Buthman	Senior Vice President and Chief Financial Officer (principal financial officer)	February 26, 2004

/s/ RANDY J. VEST Randy J. Vest	Vice President and Controller (principal accounting officer)	February 26, 2004

Directors

Dennis R. Beresford	Thomas J. Falk
John F. Bergstrom	Claudio X. Gonzalez
Pastora San Juan Cafferty	Mae C. Jemison
Paul J. Collins	Linda Johnson Rice
Robert W. Decherd	Marc J. Shapiro

By:	/s/ RONALD D. MC CRAY	February 26, 2004
Ronald D. Mc Cray Attorney-in-Fact

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications

December 31, 2003
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$48.4	$11.9	$6.5	$18.9	(b)	$47.9
Allowances for sales discounts	19.2	228.2	1.6	229.3	(c)	19.7

December 31, 2002
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$49.8	$10.4	$.2	$12.0	(b)	$48.4
Allowances for sales discounts	20.0	218.8	.6	220.2	(c)	19.2

December 31, 2001
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$53.2	$18.2	$(3.1)	$18.5	(b)	$49.8
Allowances for sales discounts	19.9	215.9	2.0	217.8	(c)	20.0

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates. Also includes the beginning balances resulting from acquisitions made during the year and from the consolidation of Klabin Kimberly S.A., the Corporation’s Brazilian affiliate and Kimberly-Clark Australia Pty. Ltd., the Corporation’s Australian affiliate, in 2003 and 2001, respectively.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions(a)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts

December 31, 2003
Deferred Taxes
Valuation Allowance	$240.6	$15.1	$—	$7.8	$247.9

December 31, 2002
Deferred Taxes
Valuation Allowance	$177.2	$55.3	$—	$(8.1)	$240.6

December 31, 2001
Deferred Taxes
Valuation Allowance	$158.8	$—	$—	$(18.4)	$177.2

(a)	Includes the net currency effects of translating valuation allowances at current rates under Statement of Financial Accounting Standards No. 52 of $(9.3) million in 2003, $1.5 million in 2002 and $3.4 million in 2001.

Exhibit Index

Exhibit No. (3)a.	Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit No. (3)b.	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit No. (4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a.	Management Achievement Award Program, as amended and restated, incorporated by reference to Exhibit No. (10)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated, incorporated by reference to Exhibit No. (10)b of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)c.	Fourth Amended and Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit No. (10)c of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No. (10)d.	Executive Officer Achievement Award Program, incorporated by reference to Exhibit No. (10)d of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)e.	1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)f.	Deferred Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)f of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)g.	Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)h.	Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended, incorporated by reference to Exhibit No. (10)h of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)i.	Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, incorporated by reference to Exhibit No. (10)i of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)j.	Retirement Contribution Excess Benefit Program, as amended and restated, incorporated by reference to Exhibit No. (10)j of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)k.	1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)l.	Outside Directors’ Compensation Plan, as amended and restated, incorporated by reference to Exhibit No. (10)l of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)m.	2001 Equity Participation Plan, incorporated by reference to Exhibit No. (10)m of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2003.*

Exhibit No. (21).	Subsidiaries of the Corporation.*

Exhibit No. (23).	Independent Auditors’ Consent.*

Exhibit No. (24).	Powers of Attorney.*

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.*

Exhibit No.(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.*

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.*

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.*

*	Filed herewith