Form 10-Q
period 2004-03-31
KIMBERLY CLARK CORP
filed 2004-05-07
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............to.....................

Commission file number 1-225

KIMBERLY-CLARK CORPORATION (Exact name of registrant as specified in its charter)
Delaware		39-0394230
(State or other jurisdiction of incorporation or organization)	P. O. Box 619100 Dallas, Texas 75261-9100 (Address of principal executive offices) (Zip Code) (972) 281-1200 (Registrant's telephone number, including area code)	(I.R.S. Employer Identification No.)
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

Yes X . No   .

As of May 3, 2004, there were 501,325,408 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2004	2003
Net Sales	$3,799.1	$3,459.7
Cost of products sold	2,511.5	2,256.1

Gross Profit	1,287.6	1,203.6
Marketing, research and general expenses	624.8	588.9
Other (income) expense, net	14.5	35.4

Operating Profit	648.3	579.3
Nonoperating expense	(51.5)	--
Interest income	4.0	4.8
Interest expense	(38.7)	(43.0)

Income Before Income Taxes	562.1	541.1
Provision for income taxes	116.7	157.5

Income Before Equity Interests	445.4	383.6
Share of net income of equity companies	30.9	26.0
Minority owners' share of subsidiaries' net income	(17.0)	(11.9)

Net Income	$459.3	$397.7

Per Share Basis:
Net Income
Basic	$.92	$.78

Diluted	$.91	$.78

Cash Dividends Declared	$.40	$.34

Unaudited

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$329.0	$290.6
Accounts receivable	1,962.3	1,955.1
Inventories	1,581.2	1,563.4
Other current assets	608.4	629.0

Total Current Assets	4,480.9	4,438.1
Property	15,445.7	15,179.5
Less accumulated depreciation	7,100.7	6,916.1

Net Property	8,345.0	8,263.4

Investments in Equity Companies	457.3	427.7
Goodwill	2,649.9	2,649.1

Other Assets	955.0	1,001.6

	$16,888.1	$16,779.9

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Debt payable within one year	$638.4	$864.3
Accounts payable	1,134.0	1,141.4
Accrued expenses	1,326.4	1,374.7
Other current liabilities	608.7	538.3

Total Current Liabilities	3,707.5	3,918.7

Long-Term Debt	2,811.7	2,733.7
Noncurrent Employee Benefit and Other Obligations	1,612.1	1,614.4

Deferred Income Taxes	883.8	880.6
Minority Owners' Interests in Subsidiaries	305.7	298.3

Preferred Securities of Subsidiary	574.4	567.9
Stockholders' Equity	6,992.9	6,766.3

	$16,888.1	$16,779.9

Unaudited

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT

(Millions of dollars)	Three Months Ended March 31
	2004	2003
Operations
Net income	$459.3	$397.7
Depreciation	200.4	181.9
Changes in operating working capital	(42.6)	(31.7)
Deferred income tax provision	9.6	53.0
Equity companies' earnings in excess of dividends paid	(29.8)	(25.8)
Postretirement benefits	(15.5)	(63.4)
Other	33.8	9.0

Cash Provided by Operations	615.2	520.7

Investing
Capital spending	(106.5)	(182.5)
Acquisitions of businesses, net of cash acquired	--	(37.3)
Proceeds from sales of investments	13.5	14.4
Net increase in time deposits	(6.9)	(84.6)
Investments in marketable securities	(4.0)	(5.4)
Other	14.3	(13.9)

Cash Used for Investing	(89.6)	(309.3)

Financing
Cash dividends paid	(171.1)	(154.0)
Net decrease in short-term debt	(165.5)	(44.5)
Proceeds from issuance of long-term debt	22.1	6.3
Repayments of long-term debt	(114.9)	(12.5)
Proceeds from exercise of stock options	110.7	11.5
Acquisitions of common stock for the treasury	(166.7)	(129.0)
Other	1.4	(16.2)

Cash Used for Financing	(484.0)	(338.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.2)	(3.7)

Increase (decrease) in Cash and Cash Equivalents	38.4	(130.7)

Cash and Cash Equivalents, beginning of year	290.6	494.5

Cash and Cash Equivalents, end of period	$329.0	$363.8

Unaudited

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited consolidated financial statements have been prepared on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2003, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated income statement and condensed consolidated cash flow statement for the periods indicated.

Note 2. Accounting Standards Change

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB 51, (“FIN 46R”). FIN 46R requires consolidation of variable interest entities (“VIEs”) in which the Corporation is the primary beneficiary, despite not having voting control. Likewise, it does not permit consolidation of VIEs in which the Corporation has voting control but is not the primary beneficiary. Effective March 31, 2004, the Corporation adopted FIN 46R for its real estate entities described below and a synthetic fuel partnership, described in Note 5.

The Corporation is the primary beneficiary of certain real estate entities described in the balance of this paragraph. In 1994, the Corporation began participating in the U.S. affordable and historic renovation real estate markets. These investments generate income tax credits and tax losses that are used to reduce the Corporation’s income tax liabilities. The Corporation has invested in these markets through (i) partnership arrangements in which it is a limited partner, (ii) limited liability companies (“LLCs”) in which it is a nonmanaging member and (iii) investments in various funds in which the Corporation is one of many noncontrolling investors. These entities borrow money from third parties generally on a nonrecourse basis and invest in and own various real estate projects.

Because the Corporation is the primary beneficiary of certain of the previously described real estate entities, it is required to consolidate these entities. In accordance with the transition provisions of FIN 46R, the assets, liabilities and noncontrolling interest of these newly consolidated real estate entities have been recorded at the amounts at which they would have been carried in the consolidated financial statements as if FIN 46R had been effective when the Corporation first met the conditions to be the primary beneficiary of the VIE. The adoption of FIN 46R did not have a material effect on the Corporation’s financial statements.

Note 3. Stock-Based Employee Compensation

The Corporation continues to account for stock-based compensation using the intrinsic-value method permitted by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. No employee compensation for stock options has been charged to earnings because the exercise prices of all stock options granted have been equal to the market value of the Corporation’s common stock at the date of grant. Information about net income and earnings per share as if the Corporation had applied the fair value expense recognition requirements of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, to all employee stock options granted is presented below:

Note 3. (Continued)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2004	2003
Net income, as reported	$459.3	$397.7
Less: Stock-based employee compensation determined under the fair
value requirements of SFAS 123, net of income tax benefits	9.4	16.0

Pro forma net income	$449.9	$381.7

Earnings per share:
Basic - as reported	$.92	$.78

Basic - pro forma	$.90	$.75

Diluted - as reported	$.91	$.78

Diluted - pro forma	$.89	$.75

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Note 4. Inventories

The following schedule presents inventories by major class as of March 31, 2004 and December 31, 2003:

(Millions of dollars)	March 31, 2004	December 31, 2003
At lower of cost on the First-In,
First-Out (FIFO) method or market:
Raw materials	$337.7	$353.8
Work in process	197.2	186.8
Finished goods	968.9	935.2
Supplies and other	239.4	238.1

	1,743.2	1,713.9
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(162.0)	(150.5)

Total	$1,581.2	$1,563.4

FIFO cost of total inventories on the LIFO method was $729.0 million and $663.8 million at March 31, 2004 and December 31, 2003, respectively.

Note 5. Synthetic Fuel Partnership

In 2003, the Corporation entered into an agreement whereby it acquired a 49.5 percent minority interest in a synthetic fuel partnership. Although the partnership is a VIE, the Corporation is not the primary beneficiary and the entity has not been consolidated. The Corporation’s exposure to loss from this investment is minimal.

Note 5. (Continued)

The production of synthetic fuel results in pretax losses. In the first quarter of 2004, these pretax losses totaled $51.5 million and are reported as nonoperating expense on the Corporation’s income statement. The production of synthetic fuel results in tax credits as well as tax deductions for the nonoperating losses, which reduce the Corporation’s income tax expense. In the first quarter of 2004, the Corporation’s participation in the synthetic fuel partnership resulted in $46.7 million of tax credits, and the nonoperating losses generated an additional $18.0 million of tax benefits, which combined to reduce the Corporation’s income tax provision by $64.7 million.

Note 6. Components of Net Periodic Benefit Cost

In December 2003, the FASB issued SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“SFAS 132R”). The Corporation has adopted the interim period disclosure requirements of SFAS 132R as shown below.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31
	2004	2003	2004	2003
Service cost	$23.9	$20.2	$4.8	$4.3
Interest cost	78.0	74.9	12.4	12.8
Expected return on plan assets	(83.7)	(74.0)	--	--
Recognized net actuarial loss	24.0	19.0	1.0	.4
Other	2.4	2.9	.1	(.2)

Net periodic benefit cost	$44.6	$43.0	$18.3	$17.3

During the first quarter of 2004, the Corporation made approximately $62 million of cash contributions to its pension trusts. As previously disclosed, the Corporation expects to make cash contributions to its pension trusts of approximately $100 million in 2004.

Note 7. Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share (“EPS”). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

	Average Common Shares Outstanding for the Three Months Ended March 31
(Millions of shares)	2004	2003
Basic	501.8	510.3
Dilutive effect of stock options	3.2	.7
Dilutive effect of deferred compensation plan shares	.3	.3

Diluted	505.3	511.3

Options outstanding during the first quarter ended March 31, 2004 to purchase 11.1 million shares of common stock were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

Note 7. (Continued)

Options outstanding during the first quarter ended March 31, 2003 to purchase 26.8 million shares of common stock were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

The number of common shares outstanding as of March 31, 2004 and 2003 was 501.3 million and 509.0 million, respectively.

Note 8. Comprehensive Income

The following schedule presents the components of comprehensive income:

	Three Months Ended March 31
(Millions of dollars)	2004	2003
Net Income	$459.3	$397.7
Unrealized currency translation adjustments, net of tax	4.0	120.9
Deferred gains (losses) on cash flow hedges, net of tax	6.2	(1.8)
Unrealized holding gains on marketable securities	--	.5

Comprehensive income	$469.5	$517.3

Note 9. Description of Business Segments

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

On January 19, 2004, the Corporation announced organizational changes affecting the composition of the Personal Care and Consumer Tissue segments. As part of the reorganization, the baby wipes business was moved from Consumer Tissue to Personal Care.

The principal sources of revenue in each of the global business segments are described below.

The Personal Care segment manufactures and markets disposable diapers, training and youth pants and swimpants; baby wipes; feminine and incontinence care products; and related products. Products in this segment are primarily for household use and are sold under a variety of brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

The Consumer Tissue segment manufactures and markets facial and bathroom tissue, paper towels and napkins for household use; and related products. Products in this segment are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Page and other brand names.

Note 9. (Continued)

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

The following schedule presents information concerning consolidated operations by business segment including the effects of the reorganization. The 2003 Net Sales and Operating Profit reflect reclassification of the baby wipes business.

	Three Months Ended March 31
(Millions of dollars)	2004	2003
NET SALES:
Personal Care	$1,480.1	$1,385.3
Consumer Tissue	1,342.0	1,222.5
Business-to-Business	1,029.6	887.8
Intersegment sales	(52.6)	(35.9)

Consolidated	$3,799.1	$3,459.7

OPERATING PROFIT (reconciled to income before income taxes):
Personal Care	$326.5	$291.9
Consumer Tissue	201.9	202.1
Business-to-Business	165.9	144.5
Other income (expense) - net	(14.5)	(35.4)
Unallocated items - net	(31.5)	(23.8)

Total Operating Profit	648.3	579.3
Nonoperating expense	(51.5)	--
Interest income	4.0	4.8
Interest expense	(38.7)	(43.0)

Income Before Income Taxes	$562.1	$541.1

Note: Unallocated items – net, consists of expenses not associated with the business segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects. We will discuss and provide our analysis of the following:

o     Overview of First Quarter 2004 Results

o     Business Segments

o     Results of Operations and Related Information

o     Liquidity and Capital Resources

o     Environmental Matters

o     Business Outlook

Overview of First Quarter 2004 Results

During the first quarter of 2004, despite continued intense competitive pressures, the Corporation achieved record net sales, and, continued to make progress under its strategic plan which focuses on brand building, sustainable cost reduction and capital effectiveness.

o     Net sales grew nearly 10 percent.

o	Net sales increased in each of the three business segments and in each geographic region.

o	Sales volume gains were led by child care and diapers in North America. Other key contributors were Viva and Scott towels in North America, Andrex bathroom tissue in the UK and our health care products globally. All posted double-digit volume growth. Volumes increased 7 percent for K-C Professional’s brands in North America.

o	Market share gains for Huggies diapers and Pull-Ups training pants continued in North America.

o     Operating profit advanced almost 12 percent and net income increased over 15 percent.

o	Cost savings of about $40 million were achieved with contributions from each of the three business segments.

o	Net income benefited from a lower effective tax rate.

o     We continued to generate strong cash flow.

o	Cash provided by operations was $615 million, an 18 percent increase over last year.

Business Segments

On January 19, 2004, the Corporation announced organizational changes that, while maintaining its three global business segments – Personal Care, Consumer Tissue and Business-to-Business – for financial reporting purposes, changed the composition of the segments. The baby wipes business was moved to the Personal Care segment from the Consumer Tissue segment. Financial information related to the baby wipes business for prior periods was reclassified to reflect this organizational change.

Results of Operations and Related Information

This section presents a discussion and analysis of our first quarter 2004 net sales, operating profit and other information relevant to an understanding of our results of operations.

First Quarter of 2004 Compared With First Quarter of 2003

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2004	2003
Personal Care	$1,480.1	$1,385.3
Consumer Tissue	1,342.0	1,222.5
Business-to-Business	1,029.6	887.8
Intersegment sales	(52.6)	(35.9)

Consolidated	$3,799.1	$3,459.7

Commentary:

2004 versus 2003

	Percent Change in Net Sales Versus Prior Year
		Change Due To
		Volume
	Total Change	Total Volume	Organic Growth	Acquisitions	Net Price	Currency	Other
Consolidated	10	6	5	1	(2)	5	1
Personal Care	7	4	4	--	(2)	5	--
Consumer Tissue	10	8	4	4	(2)	6	(2)
Business-to-Business	16	8	8	--	(2)	5	5

Consolidated net sales for the first quarter of 2004 were 9.8 percent higher than in 2003. Overall sales volumes increased more than 6 percent, including more than 1 percent from the consolidation of Klabin-Kimberly S.A. (“Klabin”), the Corporation’s former equity affiliate in Brazil and the acquisition of Klucze, Poland’s leading consumer tissue company, which occurred in August 2003 and February 2003, respectively. Favorable currency effects contributed slightly more than 5 percent to the growth in net sales. Net selling prices were nearly 2 percent lower than last year due to competitive promotional activity.

Market Shares

U.S. market shares are tracked on a sales dollar basis with information provided by A.C. Nielson for distribution through the food, drug and mass merchandising channels, excluding Wal-Mart, warehouse clubs, dollar stores and certain other small outlets. These customers do not report market share by brand.

Shown below are our U.S. market shares for key categories for the first quarter of 2004 and 2003:

Category	2004	2003
Diapers	40%	38%
Training, Youth and Swim Pants	70%	66%
Feminine Care	21%	22%
Adult Incontinence Care	56%	56%
Facial Tissue	53%	54%
Bathroom Tissue	29%	28%
Paper Towels	20%	19%
Baby Wipes	42%	41%

Highlighting the first quarter 2004 sales volume gains were a third consecutive quarter of double-digit growth for child care products in North America, driven by record shipments of Pull-Ups training pants, and mid single-digit growth for Huggies diapers in North America. Other areas of volume strength included Health Care products globally, K-C Professional in North America, Consumer Tissue in North America and Europe and operations in Eastern Europe and the Middle East.

o	Personal care net sales increased 6.8 percent from last year. Favorable currency effects contributed about 5 percent of the advance while higher sales volumes of more than 4 percent were partially offset by nearly 2 percent lower net selling prices.

In North America, personal care sales volumes increased approximately 7 percent versus the prior year, driven by the previously mentioned record shipments of Pull-Ups training pants along with high single-digit volume gains for Depend and Poise incontinence care products. Huggies baby wipes also contributed to the volume growth, while new Huggies Convertibles diaper-pants and rising sales of improved Huggies Supreme diapers keyed an overall volume improvement of 4 percent for Huggies diapers in the region. Competitive pricing and promotional activity during the quarter resulted in a reduction in net selling prices of less than 2 percent.

Personal care net sales in Europe rose approximately 3 percent. Favorable currency effects increased net sales about 13 percent. However, sales volumes declined more than 6 percent on lower diaper sales, and net selling prices declined almost 3 percent. In developing and emerging markets, personal care net sales rose almost 12 percent as strong sales of Huggies diapers helped drive double-digit volume growth in Australia, Eastern Europe and the Middle East. Favorable currency effects in Australia and Brazil also contributed to the increase in net sales.

o	Consumer tissue net sales increased 9.8 percent, driven by volume growth of almost 8 percent and currency effects, primarily in Europe and Australia, of nearly 6 percent. Net selling prices declined less than 2 percent from the first quarter of 2003, mainly due to competitive promotional activity in North America and Europe.

In North America, sales volumes of consumer tissue products rose 5 percent while net selling prices were almost 3 percent lower. Sales volumes of Viva and Scott towels increased at a double-digit rate and shipments of Kleenex facial tissue and Scott bathroom tissue also rose. In Europe, consumer tissue net sales advanced about 20 percent on nearly 9 percent volume growth and improvement in currency exchange rates for the euro and the British pound. Excluding the Klucze acquisition, sales volumes rose 4 percent primarily due to strong sales of Andrex bathroom tissue. Net selling prices were more than 2 percent lower because of promotional activity. Consumer tissue net sales in developing and emerging markets increased nearly 29 percent primarily as a result of the consolidation of Klabin and currency benefits in Australia.

o	Net sales of business-to-business products increased 16.0 percent compared with last year. Overall sales volumes advanced nearly 8 percent, driven by almost 11 percent growth for health care products globally and more than 7 percent growth for K-C Professional’s brands in North America. Favorable currency effects boosted net sales by approximately 5 percent. The segment also benefited from higher intercompany sales. Net selling prices decreased more than 2 percent, as prices for health care products declined about 4 percent and K-C Professional selling prices in North America were more than 2 percent lower.

Analysis of Results by Geography
(Millions of dollars)

Net Sales	2004	2003
North America	$2,308.0	$2,196.9
Outside North America	1,622.9	1,391.4
Intergeographic sales	(131.8)	(128.6)

Consolidated	$3,799.1	$3,459.7

Commentary:

o	Net sales in North America increased 5.1 percent with each of the segments contributing to the gain primarily due to higher sales volumes, tempered by lower net selling prices.

o	Net sales outside North America increased 16.6 percent because of the favorable currency effects, particularly in Europe and Australia, and the consolidation of Klabin and the acquisition of Klucze.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2004	2003
Personal Care	$326.5	$291.9
Consumer Tissue	201.9	202.1
Business-to-Business	165.9	144.5
Other income (expense) - net	(14.5)	(35.4)
Unallocated items - net	(31.5)	(23.8)

Consolidated	$648.3	$579.3

Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

2004 versus 2003

	Percent Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Fiber Cost	Currency	Other (a)
Consolidated	12	12	(12)	(3)	4	11
Personal Care	12	10	(8)	--	3	7
Consumer Tissue	--	8	(11)	(7)	3	7
Business-to-Business	15	16	(15)	(3)	5	12

(a)     Includes cost savings achieved.

Consolidated operating profit in the first quarter of 2004 increased 11.9 percent from the prior year. The combined benefits of sales volume growth, favorable currency effects, about $40 million of cost savings and lower other expense, net more than offset $65 million of reduced net selling prices and more than $15 million of higher fiber costs.

o	Personal care segment operating profit increased 11.9 percent due to the higher sales volumes, cost management programs and favorable currency effects, tempered by reduced net selling prices. The higher sales volumes and cost savings in North America led the segment’s overall gains. Operating profit in Europe declined due to lower sales volumes and reduced net selling prices. In the developing and emerging markets, overall operating profit grew primarily on the strength of higher sales volumes and favorable currency effects in Australia.

o	Consumer tissue segment operating profit was essentially even with last year as higher sales volumes and cost savings were offset by increased fiber costs and lower net selling prices. Operating profit in North America declined primarily because of lower net selling prices and increased fiber costs more than offset the higher sales volumes and cost savings. In Europe, operating profit advanced on higher volumes, cost management programs and favorable currency that outweighed the effect of lower net selling prices. Operating profit in the developing and emerging markets grew primarily because of higher sales in the Middle East, Africa and Eastern Europe.

o	Business-to-business segment operating profit increased 14.8 percent due to higher sales volumes, cost management savings and favorable currency effects. Global health care’s operating profit increased on the strength of the higher sales volumes and favorable currency that more than offset lower net selling prices. Operating profit for K-C Professional increased, led by cost savings in North America and favorable currency, principally in Europe.

o	Other income (expense), net in 2004 included lower currency transaction losses than in 2003. In addition, 2003 included a charge of $15.6 million, or $.02 per share, as a result of a legal judgment related to a 1987 European government grant to a facility that was sold in 1998.

Analysis of Results by Geography
(Millions of dollars)

Operating Profit	2004	2003
North America	$535.1	$498.7
Outside North America	158.6	139.8
Other income (expense) - net	(14.5)	(35.4)
Unallocated items - net	(30.9)	(23.8)

Consolidated	$648.3	$579.3

Note: Unallocated items – net, consists of expenses not associated with the business segments.

o	Operating profit in North America advanced 7.3 percent due to the cost savings programs in each of the segments and the higher sales volumes, partially offset by the lower net selling prices and higher fiber costs.

o	Operating profit outside North America increased 13.4 percent led by the gains in personal care in Australia and favorable currency effects from K-C Professional in Europe.

Additional Income Statement Commentary

o	Nonoperating expense of $51.5 million for the first quarter of 2004 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnership described in Note 5.

o	Interest expense decreased 10.0 percent primarily due to a lower average level of debt.

o	The Corporation’s effective income tax rate was 20.8 percent in 2004 compared with 29.1 percent in 2003. The lower effective tax rate was due to the benefits from the Corporation’s ownership interest in the synthetic fuel partnership. The first quarter 2004 benefits from this investment were higher than anticipated at the end of 2003.

o	The Corporation’s share of net income of equity companies increased from $26.0 million in 2003 to $30.9 million in 2004 primarily due to higher earnings at Kimberly-Clark de Mexico, S.A. de C.V. (“KCM”). The increase was mainly attributable to currency effects as changes in the value of the Mexican peso depressed the prior year’s results. Meanwhile, KCM’s sales rose 10 percent, highlighted by continued double-digit volume growth in its consumer businesses; however, higher raw material costs caused a 6 percent decline in operating profit for the quarter. KCM recently announced price increases for most of its consumer products effective in the third quarter to offset the cost inflation.

o	Minority owners’ share of subsidiaries’ net income increased 42.9 percent, primarily due to higher returns on the preferred securities of the Corporation’s consolidated foreign financing subsidiary. In September 2003, these preferred securities were restructured from a variable rate of return to a fixed rate.

Liquidity and Capital Resources

o	Cash provided by operations for the first three months of 2004 increased $94.5 million compared with 2003 primarily due to the higher levels of net income and non-cash charges included in net income in 2004. Higher payments of income tax liabilities were partially offset by lower pension contributions in the first quarter of 2004 comparted with 2003.

o	During the first quarter of 2004, the Corporation made contributions of approximately $62 million to its pension trusts, including $50 million to its U.S. defined benefit pension trust. This compares with contributions of approximately $108 million during the first quarter of 2003 that included $100 million to the Corporation’s U.S. defined benefit pension trust. Also during the first quarter of 2004, the Corporation made cash payments of its income tax liabilities that were approximately $54 million higher than in the first quarter of 2003 as that period benefited from income tax refunds.

o	Capital spending in the first quarter of 2004 was lower compared with 2003, primarily due to the timing of initiating spending on projects. The Corporation expects that capital spending for the full year 2004 will not exceed its spending target of $750 million.

o	During the first quarter of 2004, the Corporation repurchased 2.6 million shares of its common stock at a cost of approximately $163 million. Because of its strong cash flow, the Corporation has announced its intention to increase the level of share repurchases in 2004 from $500 million or more to approximately $1 billion, as market conditions permit.

o	At March 31, 2004, total debt and preferred securities was $4.0 billion, a decrease of $.2 billion from the prior year end.

o	Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends and other needs in the foreseeable future.

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

Business Outlook

The Corporation’s priorities for the balance of the year and beyond center on delivering results in line with the long-term objectives set forth in its Global Business Plan announced in July 2003. The Corporation remains focused on driving top- and bottom-line growth, generating strong cash flow and improving capital efficiency. Given our first quarter performance and plans in place for the year, we continue to believe that our targets of 3 to 5 percent volume growth and $150 million of cost reductions in 2004 are reasonable. All in all, we believe that earnings per share this year will be toward the high end of our targeted range of $3.55 to $3.65.

As for the second quarter, we expect to overcome recent increases in fiber, polymer and oil costs to deliver earnings in a range of 87 to 89 cents per share, an improvement of 6 to 9 percent compared with earnings of 82 cents per share in 2003. This is in line with external expectations and consistent with our bottom-line growth targets both for 2004 and longer-term.

The Corporation’s Consumer Tissue business plans to raise prices in the U.S. during the third quarter of 2004 to offset inflation in key raw material inputs, particularly fiber, as well as higher energy costs.

The Corporation expects that, based on additional synthetic fuel tax benefits, its effective income tax rate for the year will be approximately 24 percent versus the previous forecast of 25 to 26 percent. The additional tax benefits, net of related nonoperating expenses, should total approximately $10 million.

A majority of this net benefit was recognized in the first quarter and the balance will be recorded in the second quarter. As a result, the effective tax rate is anticipated to be 22 to 23 percent in the second quarter, before increasing to 25 to 26 percent in the second half of the year.

The Corporation is continuing with the evaluation of the previously announced potential tax-free spin-off later this year of its Neenah Paper and Technical Paper businesses along with its Canadian pulp operations. It is anticipated that the Board of Directors will review the potential transaction in late second quarter 2004.

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

For a description of these and other factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see the section Part 1 of Item I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 entitled “Factors That May Affect Future Results.”

Item 4. Controls and Procedures.

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs. All share repurchases by the Corporation were made through brokers on the New York Stock Exchange. During 2004, the Corporation anticipates purchasing up to $1 billion worth of its common stock. The following table contains information for shares repurchased during the first quarter of 2004. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

Period (2004)	Shares Purchased (1)	Average Cost Per Share	Cumulative Number of Shares Purchased Pursuant To The Plan	Remaining Shares That May Be Repurchased
January 1 to 31	260,000	$58.997	1,010,000	18,990,000
February 1 to 29	630,000	$60.849	1,640,000	18,360,000
March 1 to 31	1,740,000	$62.639	3,380,000	16,620,000

Total	2,630,000	$61.850

(1)

All share repurchases during the three months ended March 31, 2004 were made pursuant to a share repurchase program authorized by the Corporation’s board of directors on February 18, 2003 and announced the same day, which allowed for the repurchase of 20 million shares in an amount not to exceed $1.5 billion.

In addition, during January, February and March 2004, 158 shares at a cost of $9,267; 101,980 shares at a cost of $6,393,991; and 7,443 shares at a cost of $470,213, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2004 Annual Meeting of Stockholders was held on Thursday, April 29, 2004, at the Corporation’s World Headquarters, 351 Phelps Drive, Irving, Texas. Represented at the meeting in person or by proxy were 440,993,152 shares of common stock, or more than 87.7 percent of all shares of common stock outstanding.

Following is a list of directors elected to three-year terms expiring in 2007 and the corresponding vote tabulation for the shares represented at the meeting. Of the shares represented at the meeting, at least 66.9 percent voted for each nominee. There were no broker non-votes with respect to this matter.

Nominee	Votes For	Votes Withheld
Pastora San Juan Cafferty	306,690,536	134,302,616
Claudio X. Gonzalez	295,035,431	145,957,721
Linda Johnson Rice	306,938,773	134,054,379
Marc J. Shapiro	306,958,733	134,034,419

The Corporation's other directors are John F. Bergstrom, Dennis R. Beresford, Robert W. Decherd, Thomas J. Falk, and Mae C. Jemison, M.D. Paul J. Collins retired from the Board effective April 29, 2004.

The stockholders also voted on three proposals at the Annual Meeting. The following table shows the vote tabulation for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Abstain	Broker Non-votes
Corporation Proposals
Approval of Amendments to 2001 equity
participation plan	336,087,903	40,070,954	3,863,037	60,971,258
Selection of auditors	426,819,456	11,467,283	2,706,413

Stockholder Proposal
Relating to the Corporation's
amended and restated rights
agreement	283,824,097	89,087,444	7,110,350	60,971,261

Approval of the stockholder proposal relating to the Corporation’s amended and restated rights agreement is not binding on the Corporation. The Board of Directors will consider this matter at a future Board meeting.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

(3)a	Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999.

(3)b	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)m	2001 Equity Participation Plan, as amended, filed herewith.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

(b)     Reports on Form 8-K

The Corporation furnished the following Current Reports after December 31, 2003 and prior to April 1, 2004.

Current Report on Form 8-K dated January 26, 2004, to furnish the text of a press release issued by Kimberly-Clark Corporation on January 26, 2004, regarding the Corporation’s fourth quarter and full year 2003 results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION (Registrant) By: /s/ Mark A. Buthman —————————————— Mark A. Buthman Senior Vice President and Chief Financial Officer (principal financial officer)

By: /s/ Randy J. Vest —————————————— Randy J. Vest Vice President and Controller (principal accounting officer)

May 7, 2004

EXHIBIT INDEX

Exhibit No.	Description
(3)a	Restated Certificate of Incorporationv, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

(3)b	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)m	2001 Equity Participation Plan, as amended, filed herewith.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.