Form 10-Q
period 2004-06-30
KIMBERLY CLARK CORP
filed 2004-08-06
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes X . No   .

As of August 2, 2004, there were 494,510,854 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2004	2003	2004	2003
Net Sales	$3,775.7	$3,544.6	$7,574.8	$7,004.3
Cost of products sold	2,491.0	2,337.4	5,002.5	4,593.5

Gross Profit	1,284.7	1,207.2	2,572.3	2,410.8
Marketing, research and general expenses	625.5	579.5	1,250.3	1,168.4
Other (income) expense, net	14.5	20.8	29.0	56.2

Operating Profit	644.7	606.9	1,293.0	1,186.2
Nonoperating expense	(38.7)	--	(90.2)	--
Interest income	4.0	4.3	8.0	9.1
Interest expense	(40.7)	(44.6)	(79.4)	(87.6)

Income Before Income Taxes	569.3	566.6	1,131.4	1,107.7
Provision for income taxes	126.8	164.9	243.5	322.4

Income Before Equity Interests	442.5	401.7	887.9	785.3
Share of net income of equity companies	29.9	30.3	60.8	56.3
Minority owners' share of subsidiaries' net income	(18.1)	(14.7)	(35.1)	(26.6)

Net Income	$454.3	$417.3	$913.6	$815.0

Per Share Basis:
Net Income
Basic	$.91	$.82	$1.82	$1.60

Diluted	$.90	$.82	$1.81	$1.60

Cash Dividends Declared	$.40	$.34	$.80	$.68

Unaudited

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)	June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$362.3	$290.6
Accounts receivable	1,951.9	1,955.1
Inventories	1,631.4	1,563.4
Other current assets	615.2	629.0

Total Current Assets	4,560.8	4,438.1
Property	15,334.0	15,179.5
Less accumulated depreciation	7,161.5	6,916.1

Net Property	8,172.5	8,263.4

Investments in Equity Companies	451.9	427.7
Goodwill	2,581.3	2,649.1

Other Assets	957.6	1,001.6

	$16,724.1	$16,779.9

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Debt payable within one year	$502.5	$864.3
Accounts payable	1,145.1	1,141.4
Accrued expenses	1,382.5	1,374.7
Other current liabilities	612.6	538.3

Total Current Liabilities	3,642.7	3,918.7

Long-Term Debt	2,772.9	2,733.7
Noncurrent Employee Benefit and Other Obligations	1,621.7	1,614.4

Deferred Income Taxes	902.2	880.6
Minority Owners' Interests in Subsidiaries	315.6	298.3

Preferred Securities of Subsidiary	706.2	567.9
Stockholders' Equity	6,762.8	6,766.3

	$16,724.1	$16,779.9

Unaudited

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT

(Millions of dollars)	Six Months Ended June 30
	2004	2003
Operations
Net income	$913.6	$815.0
Depreciation	407.9	370.7
Changes in operating working capital	(7.1)	39.3
Deferred income tax provision	23.2	(10.7)
Equity companies' earnings in excess of dividends paid	(36.1)	(30.9)
Postretirement benefits	1.5	(27.6)
Other	47.7	53.6

Cash Provided by Operations	1,350.7	1,209.4

Investing
Capital spending	(219.6)	(402.1)
Acquisitions of businesses, net of cash acquired	--	(45.2)
Proceeds from sales of investments	19.5	17.0
Net increase in time deposits	(12.2)	(144.0)
Investments in marketable securities	(4.1)	(10.9)
Other	11.9	(14.6)

Cash Used for Investing	(204.5)	(599.8)

Financing
Cash dividends paid	(372.2)	(327.5)
Net decrease in short-term debt	(281.1)	(132.5)
Proceeds from issuance of long-term debt	32.9	8.5
Repayments of long-term debt	(174.3)	(19.7)
Proceeds from preferred securities of subsidiary	125.0	--
Proceeds from exercise of stock options	190.9	17.4
Acquisitions of common stock for the treasury	(579.1)	(251.7)
Other	(10.4)	(27.3)

Cash Used for Financing	(1,068.3)	(732.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6.2)	5.5

Increase (decrease) in Cash and Cash Equivalents	71.7	(117.7)

Cash and Cash Equivalents, beginning of year	290.6	494.5

Cash and Cash Equivalents, end of period	$362.3	$376.8

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

Note 2. Preferred Securities of Subsidiary

In June 2004, a nonaffiliated entity invested an additional $125 million in the Corporation’s Luxembourg-based financing subsidiary, increasing the aggregate par value of the voting-preferred securities held by the nonaffiliated entity (the “Securities”). In conjunction with this transaction, the fixed annual rate of return on the Securities was increased from 4.47 percent to 4.56 percent. The subsidiary loaned these funds to the Corporation which used them to reduce its outstanding commercial paper.

Note 3. Stock-Based Employee Compensation

The Corporation continues to account for stock-based compensation using the intrinsic-value method permitted by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. No employee compensation for stock options has been charged to earnings because the exercise prices of all stock options granted have been equal to the market value of the Corporation’s common stock at the date of grant. Information about net income and earnings per share as if the Corporation had applied the fair value expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, to all employee stock options granted is presented below.

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$454.3	$417.3	$913.6	$815.0
Less: Stock-based employee compensation determined
under the fair value requirements of SFAS 123, net
of income tax benefits	8.6	13.4	18.0	29.4

Pro forma net income	$445.7	$403.9	$895.6	$785.6

Earnings per share:
Basic - as reported	$.91	$.82	$1.82	$1.60

Basic - pro forma	$.89	$.79	$1.79	$1.54

Diluted - as reported	$.90	$.82	$1.81	$1.60

Diluted - pro forma	$.88	$.79	$1.77	$1.54

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Note 4. Inventories

The following schedule presents inventories by major class as of June 30, 2004 and December 31, 2003.

(Millions of dollars)	June 30, 2004	December 31, 2003
At lower of cost on the First-In,
First-Out (FIFO) method or market:
Raw materials	$338.0	$353.8
Work in process	205.2	186.8
Finished goods	1,018.1	935.2
Supplies and other	241.1	238.1

	1,802.4	1,713.9
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(171.0)	(150.5)

Total	$1,631.4	$1,563.4

FIFO cost of total inventories on the LIFO method was $758.1 million and $663.8 million at June 30, 2004 and December 31, 2003, respectively.

Note 5. Synthetic Fuel Partnership

In 2003, the Corporation entered into an agreement whereby it acquired a 49.5 percent minority interest in a synthetic fuel partnership. Although the partnership is a variable interest entity, the Corporation is not the primary beneficiary and the entity has not been consolidated. The Corporation’s exposure to economic loss from this investment is minimal.

The production of synthetic fuel results in pretax losses. In the second quarter of 2004, these pretax losses totaled $38.7 million and are reported as nonoperating expense on the Corporation’s income statement. The production of synthetic fuel results in tax credits as well as tax deductions for the nonoperating losses, which reduce the Corporation’s income tax expense. In the second quarter of 2004, the Corporation’s participation in the synthetic fuel partnership resulted in $35.3 million of tax credits, and the nonoperating losses generated an additional $13.5 million of tax benefits, which combined to reduce the Corporation’s income tax provision by $48.8 million.

Note 6. Components of Net Periodic Benefit Cost

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“SFAS 132R”). The Corporation has adopted the interim period disclosure requirements of SFAS 132R as shown below.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30
(Millions of dollars)	2004	2003	2004	2003
Service cost	$21.0	$19.6	$4.4	$4.2
Interest cost	70.7	71.5	14.5	12.3
Expected return on plan assets	(80.4)	(72.0)	--	--
Recognized net actuarial loss	18.1	17.9	.2	.5
Other	2.6	4.1	(.5)	(.6)

Net periodic benefit cost	$32.0	$41.1	$18.6	$16.4

Note 6.  (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30
(Millions of dollars)	2004	2003	2004	2003
Service cost	$44.9	$39.8	$9.2	$8.5
Interest cost	148.7	146.4	26.9	25.1
Expected return on plan assets	(164.1)	(146.0)	--	--
Recognized net actuarial loss	42.1	36.9	1.2	.9
Other	5.0	7.0	(.4)	(.8)

Net periodic benefit cost	$76.6	$84.1	$36.9	$33.7

During the first and second quarters of 2004, the Corporation made approximately $62 million and $13 million of cash contributions, respectively, to its pension trusts. As previously disclosed, the Corporation expects to make cash contributions to its pension trusts of approximately $100 million in 2004.

Effective April 1, 2004, the Corporation adopted FASB Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003. Adoption of FSP 106-2 reduced the Corporation’s accumulated postretirement benefit obligation by approximately $72 million and resulted in an unrecognized actuarial gain of a similar amount. Adoption resulted in a $1.9 million reduction in postretirement benefits cost for the three months ended June 30, 2004.

Note 7. Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share (“EPS”). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

	Average Common Shares Outstanding
	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2004	2003	2004	2003
Basic	499.9	508.1	500.8	509.2
Dilutive effect of stock options	3.8	1.3	3.5	.9
Dilutive effect of deferred compensation
plan shares	.6	.3	.5	.3

Diluted	504.3	509.7	504.8	510.4

Options outstanding during the three and six month periods ended June 30, 2004 to purchase 5.4 million and 5.5 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

Options outstanding during the three and six month periods ended June 30, 2003 to purchase 20.5 million and 26.8 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

Note 7.  (Continued)

The number of common shares outstanding as of June 30, 2004 and 2003 was 496.6 million and 507.0 million, respectively.

Note 8. Comprehensive Income

The following schedule presents the components of comprehensive income.

	Three Months Ended June 30
(Millions of dollars)	2004	2003
Net income	$913.6	$815.0
Unrealized currency translation adjustments, net of tax	(148.5)	405.2
Deferred gains (losses) on cash flow hedges, net of tax	7.3	(5.7)
Unrealized holding (losses) gains on marketable securities	(.2)	.3

Comprehensive income	$772.2	$1,214.8

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

Note 9.  (Continued)

The following schedule presents information concerning consolidated operations by business segment.

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2004	2003	2004	2003
NET SALES:
Personal Care	$1,491.3	$1,427.1	$2,971.4	$2,812.4
Consumer Tissue	1,259.9	1,189.0	2,601.9	2,411.5
Business-to-Business	1,084.1	967.4	2,113.7	1,855.2
Intersegment sales	(59.6)	(38.9)	(112.2)	(74.8)

Consolidated	$3,775.7	$3,544.6	$7,574.8	$7,004.3

OPERATING PROFIT (reconciled to income
before income taxes):
Personal Care	$323.2	$304.2	$649.7	$596.1
Consumer Tissue	178.3	167.5	380.2	369.6
Business-to-Business	195.4	181.3	361.3	325.8
Other income (expense) - net	(14.5)	(20.8)	(29.0)	(56.2)
Unallocated items - net	(37.7)	(25.3)	(69.2)	(49.1)

Total Operating Profit	644.7	606.9	1,293.0	1,186.2
Nonoperating expense	(38.7)	--	(90.2)	--
Interest income	4.0	4.3	8.0	9.1
Interest expense	(40.7)	(44.6)	(79.4)	(87.6)

Income Before Income Taxes	$569.3	$566.6	$1,131.4	$1,107.7

Note:  Unallocated items – net, consists of expenses not associated with the business segments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects. The following will be discussed and analyzed:

•	Overview of Second Quarter 2004 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Environmental Matters

•	Business Outlook

Overview of Second Quarter 2004 Results

During the second quarter of 2004, the Corporation continued to make progress under its strategic plan which focuses on brand building, achieving sustainable cost reductions and capital effectiveness:

•	Net sales grew 6.5 percent.

•	Net sales increased in each of the three business segments and in each geographic region.

•	Child care volumes in North America grew at a double-digit rate for the fourth consecutive quarter and set an all-time record.

•	Other contributors to the gains were global Health Care, Andrex bathroom tissue in Europe and operations in the developing and emerging markets.

•	Operating profit advanced over 6 percent and net income increased nearly 9 percent.

•	More than $50 million in cost savings were achieved with each of the segments contributing to the improvements.

•	Net income benefited from a lower effective tax rate due to an investment in a synthetic fuel patnership.

•	Cash flow continued to be strong.

•	Cash provided by operations was $736 million, an increase of nearly 7 percent.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s second quarter 2004 net sales, operating profit and other information relevant to an understanding of the results of operations.

Second Quarter of 2004 Compared With Second Quarter of 2003

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2004	2003
Personal Care	$1,491.3	$1,427.1
Consumer Tissue	1,259.9	1,189.0
Business-to-Business	1,084.1	967.4
Intersegment sales	(59.6)	(38.9)

Consolidated	$3,775.7	$3,544.6

Commentary:

2004 versus 2003

	Percent Change in Net Sales Versus Prior Year
		Change Due To
		Volume
	Total Change	Total Volume	Organic Growth	Acquisitions	Net Price	Currency	Other
Consolidated	7	5	4	1	(2)	3	1
Personal Care	4	3	3	--	(2)	2	1
Consumer Tissue	6	5	2	3	(3)	3	1
Business-to-Business	12	7	7	--	(2)	3	4

Consolidated net sales for the second quarter of 2004 increased 6.5 percent compared with 2003. Overall sales volumes increased 5 percent, including about 1 percent from the consolidation of Klabin-Kimberly S.A. (“Klabin”), the Corporation’s former equity affiliate in Brazil, which occurred in August 2003. Favorable currency effects of about 3 percent and a higher-value product mix of 1 percent also contributed to the higher net sales. Net selling prices declined approximately 2 percent below last year as the business environment remained competitive across all segments.

Market Shares

U.S. market shares are tracked on a sales dollar basis with information provided by A.C. Nielson for distribution through the food, drug and mass merchandising channels, excluding Wal-Mart, warehouse clubs, dollar stores and certain other outlets. These customers do not report market share information. The A.C. Nielsen data provides coverage ranging from approximately 50 percent to 65 percent, depending upon the product category, of the retail value of products sold.

Shown below are the Corporation’s U.S. market shares for key categories for the second quarter of 2004 and 2003.

Category	2004	2003
Diapers	37%	38%
Training, Youth and Swim Pants	70%	69%
Feminine Care	20%	22%
Adult Incontinence Care	56%	56%
Facial Tissue	50%	51%
Bathroom Tissue	29%	28%
Paper Towels	18%	19%
Baby Wipes	40%	41%

Contributors to the second quarter 2004 sales volume growth included Pull-Ups training pants, Little Swimmers swimpants, Scott bathroom tissue and Poise and Depend incontinence care brands in North America, which posted double-digit growth, with unit sales for the child care sector setting a new quarterly record. Other key areas of volume strength included Health Care products globally, Andrex bathroom tissue in Europe, and operations in Australia, Brazil, Eastern Europe and the Middle East.

•	Personal care net sales increased 4.5 percent from last year. Sales volumes increased over 3 percent, favorable currency effects contributed about 2 percent and product mix added nearly 1 percent, with lower net selling prices of almost 2 percent partially offsetting the increases.

In North America, personal care sales rose approximately 4 percent on the strength of the previously mentioned sales volume increases for child and incontinence care products, along with nearly 3 percent higher shipments of Huggies diapers. In total, sales volumes increased more than 4 percent. The higher sales volumes and a favorable product sales mix were tempered by a decline in net selling prices of about 1 percent.

In Europe, currency had a favorable effect of approximately 8 percent; however, net sales decreased 2 percent because of lower sales volumes and lower net selling prices. Sales volumes and net selling prices declined about 7 percent and nearly 3 percent, respectively, due to competitive pressures. In developing and emerging markets, personal care net sales advanced about 8 percent mainly due to almost 6 percent higher sales volumes along with over 3 percent favorable currency effects and about 2 percent favorable product sales mix, partially offset by about 3 percent lower net selling prices.

•	Consumer tissue net sales increased 6.0 percent, driven by volume growth of almost 5 percent and currency effects, primarily in Europe and Australia, of more than 3 percent. Net selling prices declined almost 3 percent from the second quarter of 2003, mainly due to competitive promotional activity in North America and Europe.

In North America, consumer tissue sales volumes increased 3 percent, driven by double-digit growth in Scott bathroom tissue. Improved product mix contributed 1 percent, with higher sales of Cottonelle Ultra bathroom tissue. Net selling prices were about 4 percent lower as competition remained at intense levels. In Europe, net sales rose over 6 percent on favorable currency effects of almost 9 percent and improved sales mix of nearly 1 percent, partially offset by about 3 percent lower net selling prices reflecting the ongoing competitive environment. Net sales in developing and emerging markets increased nearly 30 percent with about half the change due to the consolidation of Klabin and also because of favorable currency effects in Australia.

•	Net sales of business-to-business products increased 12.1 percent compared with last year. Overall sales volumes were more than 7 percent higher with growth in all businesses in the segment. Sales volumes for the global health care business advanced 6 percent, with particular strength in surgical drapes and gowns, medical gloves and Ballard medical products.

In North America, K-C Professional sales volumes rose about 4 percent on growth in higher-margin products in the towel, bathroom tissue and wiper categories. K-C Professional sales volumes in Europe increased about 2 percent. The segment also benefited from higher intercompany sales. Net sales benefited from favorable currency effects of about 3 percent that more than offset nearly 2 percent lower selling prices, particularly in K-C Professional and health care.

By Geography
(Millions of dollars)

Net Sales	2004	2003
North America	$2,312.9	$2,232.4
Outside North America	1,605.3	1,456.0
Intergeographic sales	(142.5)	(143.8)

Consolidated	$3,775.7	$3,544.6

Commentary:

•	Net sales in North America increased 3.6 percent primarily due to higher sales volumes partially offset by the lower net selling prices.

•	Net sales outside North America increased 10.3 percent because of the favorable currency effects in Europe and Australia and higher sales volumes, including Klabin, partially offset by the lower net selling prices.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2004	2003
Personal Care	$323.2	$304.2
Consumer Tissue	178.3	167.5
Business-to-Business	195.4	181.3
Other income (expense), net	(14.5)	(20.8)
Unallocated items - net	(37.7)	(25.3)

Consolidated	$644.7	$606.9

Note:  Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

2004 versus 2003

	Percent Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Fiber Cost	Currency	Other (a)
Consolidated	6	9	(13)	(1)	4	7
Personal Care	6	9	(9)	--	2	4
Consumer Tissue	6	5	(20)	(5)	5	21
Business-to-Business	8	10	(9)	(4)	4	7

(a)     Includes cost savings achieved.

Consolidated operating profit in the second quarter of 2004 increased 6.2 percent from the prior year. The combined benefits of sales volume growth, favorable currency effects, more than $50 million of cost savings and lower other expense, net more than offset about $80 million of lower net selling prices and costs of approximately $16 million related to changes to the Corporation’s diaper operations.

•	Personal care segment operating profit increased 6.2 percent as higher sales volumes and cost savings more than offset the lower net selling prices and the previously mentioned costs of $16 million related to diaper operations. Primarily as a result of significant productivity gains, the Corporation had available diaper manufacturing capacity in North America and Europe. After a thorough evaluation, the Corporation decided to cease diaper manufacturing and scale-back distribution operations at its facility in New Milford, Conn., which will now focus solely on the production of tissue products. Some production capacity will also be redeployed from the Barton-upon-Humber facility in the U.K. Diaper machines from these locations will be moved to support growth in other markets, minimizing the need for additional capital spending. These steps are consistent with the Corporation’s strategies to drive growth in developing and emerging markets and improve its cost structure in Europe.

Costs to implement the plan are estimated to be approximately $40 million before tax, including the $16 million in the second quarter and nearly $25 million in the third quarter of 2004, after which only minimal costs will be incurred. Of the total cost, approximately $11 million is for employee severance, about $4 million for other cash costs, principally for equipment removal, and $25 million for asset write offs primarily related to the original costs to install the equipment.

The higher sales volumes and cost savings in North America led the segment’s overall performance. Despite the lower sales volumes and net selling prices in Europe, operating profit was slightly better than last year primarily due to cost savings and favorable transaction currency effects. In the developing and emerging markets, overall operating profit grew primarily because of the higher sales volumes and cost savings programs.

•	Consumer tissue segment operating profit increased 6.4 percent as the higher sales volumes, cost savings and favorable currency more than offset the lower net selling prices and higher fiber costs. Operating profit in North America declined primarily because the lower net selling prices and increased fiber costs more than offset the higher sales volumes and cost savings. In Europe, operating profit advanced on cost management programs and favorable currency effects that outweighed the effect of the lower net selling prices. Operating profit in the developing and emerging markets grew primarily due to increased sales of higher margin products in Latin America and favorable currency effects.

•	Business-to-business segment operating profit increased 7.8 percent principally because of the higher K-C Professional and health care sales volumes, cost savings programs and favorable currency, partially offset by the lower selling prices and higher fiber costs.

•	Other income (expense), net in 2004 reflects a lower level of expenses associated with affordable housing and historic renovation real estate projects than in 2003.

Results by Geography
(Millions of dollars)

Operating Profit	2004	2003
North America	$536.7	$514.7
Outside North America	160.2	138.3
Other income (expense), net	(14.5)	(20.8)
Unallocated items - net	(37.7)	(25.3)

Consolidated	$644.7	$606.9

Note:  Unallocated items - net, consists of expenses not associated with the geographic areas.

•	Operating profit in North America increased 4.3 percent primarily because of the higher sales volumes and cost savings, tempered by the lower net selling prices.

•	Operating profit outside North America increased 15.8 percent due to cost savings and favorable currency effects.

Additional Income Statement Commentary

•	Nonoperating expense of $38.7 million for the second quarter of 2004 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnership described in Note 5.

•	Interest expense decreased 8.7 percent primarily due to a lower average level of debt.

•	The Corporation’s effective income tax rate was 22.3 percent in 2004 compared with 29.1 percent in 2003. The lower effective tax rate was due to the benefits from the Corporation’s ownership interest in the synthetic fuel partnership.

•	The Corporation’s share of net income of equity companies of approximately $30 million in the second quarter was essentially unchanged from the prior year, reflecting stable results at Kimberly-Clark de Mexico, S.A. de C.V. (KCM). KCM’s net sales rose 6 percent, highlighted by continued double-digit volume growth in its consumer businesses, helping to offset the effects from depreciation of the Mexican peso and higher raw material costs. KCM recently announced price increases for most of its consumer products effective in the third quarter.

•	Minority owners’ share of subsidiaries’ net income increased 23.1 percent, primarily due to higher returns on the preferred securities of the Corporation’s consolidated foreign financing subsidiary. In September 2003, these preferred securities were restructured from a variable rate of return to a fixed rate.

First Six Months of 2004 Compared With First Six Months of 2003

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2004	2003
Personal Care	$2,971.4	$2,812.4
Consumer Tissue	2,601.9	2,411.5
Business-to-Business	2,113.7	1,855.2
Intersegment sales	(112.2)	(74.8)

Consolidated	$7,574.8	$7,004.3

Commentary:

2004 versus 2003

	Percent Change in Net Sales Versus Prior Year
		Change Due To
		Volume
	Total Change	Total Volume	Organic Growth	Acquisitions	Net Price	Currency	Other
Consolidated	8	6	5	1	(2)	4	--
Personal Care	6	4	4	--	(2)	4	--
Consumer Tissue	8	6	3	3	(2)	5	(1)
Business-to-Business	14	7	7	--	(2)	4	5

Consolidated net sales for the first six months of 2004 increased 8.1 percent from last year. Sales volume growth of nearly 6 percent, including about 1 percent for Klabin, and favorable currency effects of almost 4 percent were tempered by lower net selling prices of about 2 percent.

•	Personal care net sales increased 5.7 percent due to higher sales volumes, mainly in North America and the developing and emerging markets, and favorable currency effects primarily in Australia and Europe. These benefits were partially offset by lower net selling prices due to competitive pressure in North America and Europe.

•	Consumer tissue net sales increased 7.9 percent driven by higher sales volumes, primarily in North America and Europe, the consolidation of Klabin and favorable currency principally in Europe and Australia, tempered by the lower net selling prices.

•	Business-to-business net sales increased 13.9 percent because of higher sales volumes, primarily for K-C Professional and health care, and favorable currency effects, partially offset by lower selling prices. The segment also benefited from higher intercompany sales.

By Geography
(Millions of dollars)

Net Sales	2004	2003
North America	$4,620.9	$4,429.3
Outside North America	3,228.2	2,847.4
Intergeographic sales	(274.3)	(272.4)

Consolidated	$7,574.8	$7,004.3

•	Net sales in North America increased 4.3 percent primarily due to the higher sales volumes partially offset by the lower net selling prices.

•	Net sales outside of North America advanced 13.4 percent because of the favorable currency effects and higher sales volumes including Klabin.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2004	2003
Personal Care	$649.7	$596.1
Consumer Tissue	380.2	369.6
Business-to-Business	361.3	325.8
Other income (expense), net	(29.0)	(56.2)
Unallocated items - net	(69.2)	(49.1)

Consolidated	$1,293.0	$1,186.2

Note:  Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

2004 versus 2003

	Percent Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Fiber Cost	Currency	Other (a)
Consolidated	9	10	(12)	(2)	4	9
Personal Care	9	10	(9)	--	3	5
Consumer Tissue	3	6	(15)	(6)	4	14
Business-to-Business	11	13	(12)	(4)	5	9

(a)     Includes cost savings achieved.

Consolidated operating profit increased 9.0 percent compared with the prior year. The combined benefits of sales volume growth, favorable currency effects, about $95 million of cost savings and lower other expense, net more than offset about $145 million of lower net selling prices, around $23 million of higher fiber costs and costs of approximately $16 million related to changes to the Corporation’s diaper operations.

•	Personal care segment operating profit rose 9.0 percent due to the higher sales volumes, cost savings and favorable currency, partially offset by the lower net selling prices and the previously mentioned costs related to diaper operations.

•	Consumer tissue segment operating profit increased 2.9 percent because of the higher sales volumes, cost savings and favorable currency tempered by the lower net selling prices and higher fiber costs.

•	Business-to-business segment operating profit advanced 10.9 percent on the strength of the higher sales volumes, cost savings and favorable currency tempered by the lower net selling prices and higher fiber costs.

•	Other income (expense), net included a charge of $15.6 million in the first quarter of 2003 as a result of a legal judgment in Europe.

Analysis of Results by Geography
(Millions of dollars)

Operating Profit	2004	2003
North America	$1,072.4	$1,013.4
Outside North America	318.8	278.1
Other income (expense), net	(29.0)	(56.2)
Unallocated items - net	(69.2)	(49.1)

Consolidated	$1,293.0	$1,186.2

Note:  Unallocated items - net, consists of expenses not associated with the geographic areas.

•	Operating profit in North America increased 5.8 percent due to the higher sales volumes and cost savings, partially offset by the lower selling prices.

•	Operating profit outside North America increased 14.6 percent primarily due to strong performance by personal care in Australia and by K-C Professional.

Additional Income Statement Commentary

•	Nonoperating expense of $90.2 million for the first six months of 2004 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnership described in Note 5.

•	Interest expense declined 9.4 percent primarily due to a lower average level of debt.

•	The Corporation’s effective income tax rate was 21.5 percent in 2004 compared with 29.1 percent in 2003. The lower effective tax rate was due to the benefits from the Corporation’s ownership interest in the synthetic fuel partnership.

•	The Corporation’s share of net income of equity companies increased 8.0 percent primarily due to higher earnings at KCM.

•	Minority owners’ share of subsidiaries’ net income increased 32.0 percent, primarily due to higher returns on the preferred securities of the Corporation’s consolidated foreign financing subsidiary.

Liquidity and Capital Resources

•	Cash provided by operations for the first six months of 2004 increased $141.3 million or 11.7 percent compared with 2003 reflecting the higher level of net income and improved accounts receivable and inventory management.

•	During the first six months of 2004, the Corporation repurchased nearly 9.1 million shares of its common stock at a cost of approximately $584 million, including 6.5 million shares repurchased during the second quarter at a cost of approximately $421 million. On June 8, 2004, the Corporation’s board of directors authorized the repurchase of an additional 25 million shares of the Corporation’s common stock during the next several years.

•	At June 30, 2004, total debt and preferred securities was $4.0 billion, a decrease of $.2 billion from the prior year end.

•	In June 2004, a nonaffiliated entity invested an additional $125 million in the Corporation’s Luxembourg-based financing subsidiary, increasing the aggregate par value of the voting-preferred securities held by the nonaffiliated entity (the “Securities”). In conjunction with this transaction, the fixed annual rate of return on the Securities was increased from 4.47 percent to 4.56 percent. The subsidiary loaned these funds to the Corporation which used them to reduce its outstanding commercial paper.

•	On June 8, 2004, the Corporation announced that its board of directors had approved the previously disclosed plan to spin-off the paper and Canadian pulp operations. On July 7, a preliminary Form 10 was filed with the Securities and Exchange Commission.

•	On July 10, 2004, a fire occurred at the Corporation’s Thames Distribution Center at Northfleet in the U.K. Customer service levels were not significantly affected following the fire. Management believes that this event will not have a significant negative impact on the Corporation’s results of operations, liquidity or financial position.

•	Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends and other needs in the foreseeable future.

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

Business Outlook

The Corporation remains focused on its objectives of driving top- and bottom-line growth, generating strong cash flow and improving capital efficiency. Based upon its results in the first half of 2004 and plans for the balance of the year, the Corporation has reiterated its previous guidance that earnings in 2004 are expected to be toward the high-end of the targeted range of $3.55 to $3.65 per share. Following the spin-off of its paper and Canadian pulp operations, the Corporation will provide updated guidance based on continuing operations.

In addition, the Corporation has raised the target for several of its other objectives for 2004. Since it has achieved cost savings of about $95 million in the first half of the year, the Corporation is increasing its savings goal for the full year from $150 million to a range of $175 million to $200 million. At the same time, the Corporation is adjusting its target for capital spending for 2004 from $750 million to a range of $600 million to $650 million. The targeted lower capital spending, along with other factors, including expected cash proceeds related to the pulp and paper operations spin-off, will provide additional cash availability above the Corporation’s previous expectations. As a result, the Corporation is raising its target for repurchases of its common shares by an additional $400 million to $1.4 billion.

For the third quarter of 2004, the Corporation expects to achieve earnings in a range of $.88 to $.90 per share. In particular, the Corporation expects continued solid top-line growth in a highly competitive marketplace and continued success in reducing costs. The Corporation anticipates consumer tissue selling prices will improve as it implements increases in North America during the course of the third quarter. These factors are expected to help achieve the anticipated earnings growth, overcoming higher fiber, oil and energy costs as well as the remaining $25 million in costs related to changes in diaper operations.

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

Item 4. Controls and Procedures.

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs. All share repurchases by the Corporation were made through brokers on the New York Stock Exchange. During 2004, the Corporation anticipates purchasing $1.4 billion worth of its common stock. The following table contains information for shares repurchased during the second quarter of 2004. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

Period (2004)	Shares Purchased (1)	Average Cost Per Share	Cumulative Number of Shares Purchased Pursuant To The Programs	Remaining Shares That May Be Repurchased
April 1 to 30	840,000	$65.147	4,220,000	15,780,000
May 1 to 31	2,740,000	$64.724	6,960,000	13,040,000
June 1 to 30	2,877,000	$65.777	9,837,000	35,163,000	(2)

Total	6,457,000	$65.248

(1)	All share repurchases during the three months ended June 30, 2004 were made pursuant to a share repurchase program authorized by the Corporation’s board of directors on February 18, 2003 and publicly announced the same day, which allowed for the repurchase of 20 million shares in an amount not to exceed $1.5 billion.

(2)	On June 8, 2004, the Corporation’s board of directors authorized the repurchase of an additional 25 million shares in an amount not to exceed $2.25 billion, which was publicly announced the same day.

In addition, during April, May and June 2004, 9,845 shares at a cost of $638,484; 8,671 shares at a cost of $561,764; and 43,095 shares at a cost of $2,840,102, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

(3)a	Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999.

(3)b	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)	Consulting Agreement, dated July 1, 2004, between Kimberly-Clark Corporation and Kathi P. Seifert, filed herewith.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

(b)	Reports on Form 8-K.

The Corporation furnished or filed the following Current Reports after March 31, 2004 and prior to June 30, 2004.

Current Report on Form 8-K dated April 12, 2004, to furnish the text of a press release issued by Kimberly-Clark Corporation on April 12, 2004, regarding the Corporation’s estimated earnings for the quarter ended March 31, 2004.

Current Report on Form 8-K dated April 13, 2004, to file a summary that reflects reclassifications in the composition of the Corporation’s Personal Care and Consumer Tissue business segments, as a result of organizational changes.

Current Report on Form 8-K dated April 22, 2004, to furnish the text of a press release issued by Kimberly-Clark Corporation on April 22, 2004, regarding the Corporation’s first quarter results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION (Registrant) By: /s/ Mark A. Buthman —————————————— Mark A. Buthman Senior Vice President and Chief Financial Officer (principal financial officer)

By: /s/ Randy J. Vest —————————————— Randy J. Vest Vice President and Controller (principal accounting officer)

August 6, 2004

EXHIBIT INDEX

Exhibit No.	Description
(3)a	Restated Certificate of Incorporation, dated June 12, 1997, incorporated by reference to Exhibit No. (3)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

(3)b	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)	Consulting Agreement, dated July 1, 2004, between Kimberly-Clark Corporation and Kathi P. Seifert, filed herewith.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.