Form 10-Q
period 2004-09-30
KIMBERLY CLARK CORP
filed 2004-11-09
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes X . No   .

As of  November 2, 2004, there were 487,725,748 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2004	2003	2004	2003
Net Sales	$3,866.3	$3,641.6	$11,441.1	$10,645.9
Cost of products sold	2,601.8	2,426.7	7,604.3	7,020.2

Gross Profit	1,264.5	1,214.9	3,836.8	3,625.7
Marketing, research and general expenses	625.4	589.6	1,875.7	1,758.0
Other (income) expense, net	8.5	21.3	37.5	77.5

Operating Profit	630.6	604.0	1,923.6	1,790.2
Nonoperating expense	(26.4)	--	(116.6)	--
Interest income	4.7	4.8	12.7	13.9
Interest expense	(41.1)	(40.6)	(120.5)	(128.2)

Income Before Income Taxes	567.8	568.2	1,699.2	1,675.9
Provision for income taxes	139.0	157.8	382.5	480.2

Income Before Equity Interests	428.8	410.4	1,316.7	1,195.7
Share of net income of equity companies	31.3	21.9	92.1	78.2
Minority owners' share of subsidiaries' net income	(18.8)	(12.6)	(53.9)	(39.2)

Net Income	$441.3	$419.7	$1,354.9	$1,234.7

Per Share Basis:
Net Income
Basic	$.90	$.83	$2.72	$2.43

Diluted	$.89	$.83	$2.70	$2.42

Cash Dividends Declared	$.40	$.34	$1.20	$1.02

Unaudited

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)	September 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$315.5	$290.6
Accounts receivable	1,958.1	1,955.1
Inventories	1,675.1	1,563.4
Other current assets	598.9	629.0

Total Current Assets	4,547.6	4,438.1
Property	15,438.7	15,179.5
Less accumulated depreciation	7,309.2	6,916.1

Net Property	8,129.5	8,263.4

Investments in Equity Companies	456.5	427.7
Goodwill	2,623.8	2,649.1

Other Assets	959.8	1,001.6

	$16,717.2	$16,779.9

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Debt payable within one year	$990.9	$864.3
Accounts payable	1,137.9	1,141.4
Accrued expenses	1,394.1	1,374.7
Other current liabilities	542.7	538.3

Total Current Liabilities	4,065.6	3,918.7

Long-Term Debt	2,363.5	2,733.7
Noncurrent Employee Benefit and Other Obligations	1,655.5	1,614.4

Deferred Income Taxes	987.0	880.6
Minority Owners' Interests in Subsidiaries	326.0	298.3

Preferred Securities of Subsidiary	714.5	567.9
Stockholders' Equity	6,605.1	6,766.3

	$16,717.2	$16,779.9

Unaudited

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT

(Millions of dollars)	Nine Months Ended September 30
	2004	2003
Operations
Net income	$1,354.9	$1,234.7
Depreciation and amortization	616.2	561.2
Changes in operating working capital	(51.4)	108.7
Deferred income tax provision	118.5	34.0
Equity companies' earnings in excess of dividends paid	(44.2)	(27.5)
Postretirement benefits	23.3	(7.6)
Other	80.6	115.6

Cash Provided by Operations	2,097.9	2,019.1

Investing
Capital spending	(328.7)	(653.2)
Acquisitions of businesses, net of cash acquired	--	(258.3)
Proceeds from sales of investments	26.1	20.7
Net increase in time deposits	(12.0)	(205.4)
Investments in marketable securities	(7.4)	(10.8)
Other	10.2	(14.3)

Cash Used for Investing	(311.8)	(1,121.3)

Financing
Cash dividends paid	(571.9)	(500.0)
Net decrease in short-term debt	(205.7)	(261.2)
Proceeds from issuance of long-term debt	33.6	522.7
Repayments of long-term debt	(184.7)	(479.3)
Proceeds from preferred securities of subsidiary	125.0	--
Proceeds from exercise of stock options	256.1	20.3
Acquisitions of common stock for the treasury	(1,197.3)	(357.9)
Other	(12.1)	(44.2)

Cash Used for Financing	(1,757.0)	(1,099.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4.2)	12.3

Increase (decrease) in Cash and Cash Equivalents	24.9	(189.5)

Cash and Cash Equivalents, beginning of year	290.6	494.5

Cash and Cash Equivalents, end of period	$315.5	$305.0

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

Note 2. Preferred Securities of Subsidiary

In June 2004, a nonaffiliated entity invested an additional $125 million in the Corporation’s Luxembourg-based financing subsidiary, increasing the aggregate par value of the voting-preferred securities held by the nonaffiliated entity (the “Securities”). In conjunction with this transaction, the fixed annual rate of return on the Securities was increased from 4.47 percent to 4.56 percent. The subsidiary loaned these funds to the Corporation, which used them to reduce its outstanding commercial paper.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$441.3	$419.7	$1,354.9	$1,234.7
Less: Stock-based employee compensation determined
under the fair value requirements of SFAS 123, net
of income tax benefits	9.6	13.1	27.6	42.5

Pro forma net income	$431.7	$406.6	$1,327.3	$1,192.2

Earnings per share:
Basic - as reported	$.90	$.83	$2.72	$2.43

Basic - pro forma	$.88	$.80	$2.66	$2.35

Diluted - as reported	$.89	$.83	$2.70	$2.42

Diluted - pro forma	$.87	$.80	$2.64	$2.34

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Note 4. Inventories

The following schedule presents inventories by major class as of September 30, 2004 and December 31, 2003.

(Millions of dollars)	September 30, 2004	December 31, 2003
At lower of cost on the First-In, First-Out (FIFO) method,
weighted-average cost method or market:
Raw materials	$364.1	$353.8
Work in process	211.2	186.8
Finished goods	1,029.7	935.2
Supplies and other	246.1	238.1

	1,851.1	1,713.9
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(176.0)	(150.5)

Total	$1,675.1	$1,563.4

FIFO cost of total inventories on the LIFO method was $771.8 million and $663.8 million at September 30, 2004 and December 31, 2003, respectively.

Note 5. Synthetic Fuel Partnership

In 2003, the Corporation entered into an agreement whereby it acquired a 49.5 percent minority interest in a synthetic fuel partnership. Although the partnership is a variable interest entity, the Corporation is not the primary beneficiary and the entity has not been consolidated. The Corporation’s exposure to economic loss from this investment is minimal.

The production of synthetic fuel results in pretax losses. These pretax losses, which totaled $26.4 million in the third quarter of 2004 and $116.6 million for the nine months ended September 30, 2004, are reported as nonoperating expense on the Corporation’s income statement. The production of synthetic fuel results in tax credits as well as tax deductions for the nonoperating losses, which reduce the Corporation’s income tax expense. In the third quarter of 2004, the Corporation’s participation in the synthetic fuel partnership resulted in $23.6 million of tax credits, and the nonoperating losses generated an additional $9.3 million of tax benefits, which combined to reduce the Corporation’s income tax provision by $32.9 million. For the first nine months of 2004, the synthetic fuel partnership resulted in $105.6 million of tax credits, and the nonoperating losses generated $40.8 million of tax benefits, which combined to reduce the Corporation’s income tax provision by $146.4 million.

Note 6. Components of Net Periodic Benefit Cost

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“SFAS 132R”). The Corporation has adopted the interim period disclosure requirements of SFAS 132R as shown below.

Note 6.  (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30
(Millions of dollars)	2004	2003	2004	2003
Service cost	$24.0	$19.0	$4.6	$4.1
Interest cost	76.4	72.6	10.4	12.4
Expected return on plan assets	(82.9)	(72.2)	--	--
Recognized net actuarial loss	21.2	18.9	1.8	.6
Other	2.9	2.2	.8	(.5)

Net periodic benefit cost	$41.6	$40.5	$17.6	$16.6

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30
(Millions of dollars)	2004	2003	2004	2003
Service cost	$68.9	$58.8	$13.8	$12.6
Interest cost	225.1	219.0	37.3	37.5
Expected return on plan assets	(247.0)	(218.2)	--	--
Recognized net actuarial loss	63.3	55.8	3.0	1.5
Other	7.9	9.2	.4	(1.3)

Net periodic benefit cost	$118.2	$124.6	$54.5	$50.3

During the first, second and third quarters of 2004, the Corporation made cash contributions to its pension trusts of approximately $62 million, $13 million and $12 million, respectively. As previously disclosed, the Corporation expects to make total cash contributions to its pension trusts of approximately $100 million in 2004.

Effective April 1, 2004, the Corporation adopted FASB Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003. Adoption of FSP 106-2 reduced the Corporation’s accumulated postretirement benefit obligation by approximately $72 million and resulted in an unrecognized actuarial gain of a similar amount. Adoption resulted in reductions in postretirement benefits cost of $1.9 million and $3.8 million for the three months and nine months ended September 30, 2004, respectively.

Note 7. Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share (“EPS”). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

	Average Common Shares Outstanding
	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2004	2003	2004	2003
Basic	492.7	506.1	498.1	508.2
Dilutive effect of stock options	3.6	1.3	3.5	1.0
Dilutive effect of deferred compensation
plan shares	.8	.4	.6	.3

Diluted	497.1	507.8	502.2	509.5

Note 7.  (Continued)

Options outstanding during the three- and nine-month periods ended September 30, 2004 to purchase 5.4 million and 5.5 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

Options outstanding during the three- and nine-month periods ended September 30, 2003 to purchase 20.4 million and 22.5 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

The number of common shares outstanding as of September 30, 2004 and 2003 was 489.0 million and 504.8 million, respectively.

Note 8. Comprehensive Income

The following schedule presents the components of comprehensive income.

	Nine Months Ended September 30
(Millions of dollars)	2004	2003
Net income	$1,354.9	$1,234.7
Unrealized currency translation adjustments, net of tax	(32.0)	445.0
Deferred gains on cash flow hedges, net of tax	4.9	.2
Unrealized holding losses on marketable securities	(.2)	(.1)

Comprehensive income	$1,327.6	$1,679.8

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

The Consumer Tissue segment manufactures and markets facial and bathroom tissue, paper towels, napkins and related products for household use. Products in this segment are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Page and other brand names.

Note 9.  (Continued)

The Business-to-Business segment manufactures and markets facial and bathroom tissue, paper towels, wipers and napkins for away-from-home use; health care products such as surgical gowns, drapes, infection control products, sterilization wrap, disposable face masks and exam gloves, respiratory products, and other disposable medical products; printing, premium business and correspondence papers; specialty and technical papers; and other products. Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, Kimwipes, WypAll, Surpass, Safeskin, Tecnol, Ballard and other brand names.

The following schedule presents information concerning consolidated operations by business segment.

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2004	2003	2004	2003
NET SALES:
Personal Care	$1,494.1	$1,432.1	$4,465.5	$4,244.5
Consumer Tissue	1,323.4	1,278.1	3,925.3	3,689.6
Business-to-Business	1,098.1	970.9	3,211.8	2,826.1
Intersegment sales	(49.3)	(39.5)	(161.5)	(114.3)

Consolidated	$3,866.3	$3,641.6	$11,441.1	$10,645.9

OPERATING PROFIT (reconciled to income
before income taxes):
Personal Care	$292.0	$308.3	$941.7	$904.4
Consumer Tissue	191.6	161.9	571.8	531.5
Business-to-Business	187.6	179.4	548.9	505.2
Other income (expense) - net	(8.5)	(21.3)	(37.5)	(77.5)
Unallocated items - net	(32.1)	(24.3)	(101.3)	(73.4)

Total Operating Profit	630.6	604.0	1,923.6	1,790.2
Nonoperating expense	(26.4)	--	(116.6)	--
Interest income	4.7	4.8	12.7	13.9
Interest expense	(41.1)	(40.6)	(120.5)	(128.2)

Income Before Income Taxes	$567.8	$568.2	$1,699.2	$1,675.9

Note:   Unallocated items – net, consists of expenses not associated with the business segments.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects. The following will be discussed and analyzed:

•	Overview of Third Quarter 2004 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Environmental Matters

•	Business Outlook

Overview of Third Quarter 2004 Results

During the third quarter of 2004, the Corporation continued to deliver on the commitments of its strategic plan which focuses on brand building, achieving sustainable cost savings and capital effectiveness:

•	Net sales increased 6.2 percent.

•	Net sales were higher in each of the three business segments and in each geographic region.

•	Child care volumes in North America grew at a double-digit rate for the fifth consecutive quarter.

•	Other contributors to the sales gains were incontinence care in North America, global Health Care, Andrex bathroom tissue in Europe and operations in the developing and emerging markets.

•	Operating profit rose 4.4 percent and net income increased 5.1 percent.

•	Approximately $40 million in cost savings were achieved.

•	Net income benefited from a lower effective tax rate due to an investment in a synthetic fuel partnership.

•	Cash flow continued to be strong.

•	Cash provided by operations was $747 million, about 8 percent lower than last year’s all-time quarterly record of $810 million.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s third quarter 2004 net sales, operating profit and other information relevant to an understanding of the results of operations.

Third Quarter of  2004 Compared With Third Quarter of  2003

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2004	2003
Personal Care	$1,494.1	$1,432.1
Consumer Tissue	1,323.4	1,278.1
Business-to-Business	1,098.1	970.9
Intersegment sales	(49.3)	(39.5)

Consolidated	$3,866.3	$3,641.6

Commentary:

2004 versus 2003

	Percent Change in Net Sales Versus Prior Year
		Change Due To
		Volume
	Total Change	Total Volume	Organic Growth	Acquisitions	Net Price	Currency	Other
Consolidated	6	3	3	--	--	2	1
Personal Care	4	2	2	--	(1)	2	1
Consumer Tissue	4	2	1	1	1	3	(2)
Business-to-Business	13	6	6	--	--	3	4

Consolidated net sales for the third quarter of 2004 increased 6.2 percent compared with 2003. Overall sales volumes rose nearly 3 percent and a higher-value product sales mix added about 1 percent to the increase. Favorable currency effects contributed about 2 percent, while net selling prices were unchanged.

Market Shares

U.S. market shares are tracked on a sales dollar basis with information provided by A.C. Nielsen for distribution through the food, drug and mass merchandising channels, excluding Wal-Mart, warehouse clubs, dollar stores and certain other outlets. These customers do not report market share information. The A.C. Nielsen data provides coverage ranging from approximately 45 percent to 65 percent of the retail value of products sold, depending upon the product category.

Shown below are the Corporation’s U.S. market shares for key categories for the third quarter of  2004 and 2003.

Category	2004	2003
Diapers	35%	37%
Training, Youth and Swim Pants	66%	70%
Feminine Care	20%	21%
Adult Incontinence Care	56%	55%
Facial Tissue	52%	52%
Bathroom Tissue	30%	27%
Paper Towels	18%	18%
Baby Wipes	39%	41%

Key contributors to the quarter’s sales volume gains were all-time record sales of GoodNites youth pants, highlighting a fifth consecutive quarter of double-digit growth for the child care sector in North America, continued double-digit growth for incontinence care in North America, driven by the Corporation’s market-leading Poise and Depend brands, and an 8 percent improvement in Health Care volumes globally. Other areas of volume strength included Huggies diapers and baby wipes and Kleenex facial tissue in North America, K-C Professional’s brands in North America and Europe, Andrex bathroom tissue in Europe, as well as operations throughout most of Latin America and in Australia.

•	Personal care net sales increased 4.3 percent over last year. Sales volumes and favorable currency effects each contributed about 2 percent and product mix added about 1 percent. Net selling prices declined 1 percent due to further price competition in diapers and training pants.

In North America, personal care net sales rose approximately 4 percent, on the strength of the previously mentioned volume gains for child and incontinence care brands, along with higher shipments of Huggies diapers and baby wipes of 4 percent and 7 percent, respectively. In total, sales volumes increased more than 5 percent, while net selling prices were nearly 2 percent lower.

In Europe, sales decreased approximately 5 percent. Currency had a favorable effect on sales of about 8 percent; however, sales volumes declined nearly 12 percent and net selling prices were lower by approximately 2 percent. These declines were primarily due to a step-up in competitive activity in diapers. In developing and emerging markets, personal care sales advanced 6 percent, with favorable currency, product mix, sales volumes and selling prices all contributing to the improvement.

•	Consumer tissue net sales increased 3.5 percent, driven by favorable currency effects, primarily in Europe, higher sales volumes and net selling prices, tempered by lower intersegment sales.

North American consumer tissue net sales advanced 7 percent. Sales volumes and net selling prices both increased 3 percent and product mix was 1 percent better. The volume growth was due mainly to higher shipments of facial tissue, with the introduction of Kleenex Anti-Viral facial tissue contributing to a 6 percent gain and Scott towels, with 3 percent higher sales. Net selling prices improved as previously announced price increases were implemented during the quarter.

In Europe, consumer tissue sales rose more than 4 percent on favorable currency effects of 9 percent, partially offset by lower net selling prices and sales volumes. Consumer tissue sales in developing and emerging markets increased about 12 percent. The consolidation of Klabin Kimberly (“Klabin”), the Corporation’s former equity affiliate in Brazil, accounted for about half of the increase, and currency effects, net selling prices and product mix were also positive factors.

•	Net sales of business-to-business products increased 13.1 percent compared with last year. Overall sales volumes improved about 6 percent, led by the previously noted strong growth of 8 percent in Health Care. In addition, sales volumes for K-C Professional products were higher by 5 percent in North America and 4 percent globally, and higher sales of the Corporation’s nonwovens products provided additional benefit. The segment also benefited from higher intersegment sales. Currency effects positively affected sales by approximately 3 percent. Meanwhile, net pricing for the quarter was essentially unchanged from the prior year.

By Geography
(Millions of dollars)

Net Sales	2004	2003
North America	$2,375.1	$2,260.0
Outside North America	1,623.3	1,524.7
Intergeographic sales	(132.1)	(143.1)

Consolidated	$3,866.3	$3,641.6

Commentary:

•	Net sales in North America increased 5.1 percent primarily due to higher sales volumes in each of the segments.

•	Net sales outside North America increased 6.5 percent primarily because of the favorable currency effects in Europe and Australia, and favorable product sales mix tempered by lower net selling prices.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2004	2003
Personal Care	$292.0	$308.3
Consumer Tissue	191.6	161.9
Business-to-Business	187.6	179.4
Other income (expense), net	(8.5)	(21.3)
Unallocated items - net	(32.1)	(24.3)

Consolidated	$630.6	$604.0

Note: Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

2004 versus 2003

	Percent Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Fiber Cost	Currency	Other (a)
Consolidated	4	11	(2)	(3)	3	(5)
Personal Care	(5)	7	(5)	(1)	1	(7)
Consumer Tissue	18	10	7	(7)	5	3
Business-to-Business	5	15	(1)	(6)	3	(6)

(a)     Includes cost savings achieved.

Consolidated operating profit in the third quarter of 2004 increased 4.4 percent from the prior year. Key factors responsible for the increase included sales volume growth, improved product mix, cost savings of approximately $40 million and favorable changes in currency exchange rates. These items more than offset higher fiber costs of about $15 million, other inflationary cost increases driven primarily by higher oil prices, as well as $20 million in costs related to previously announced changes to the Corporation’s diaper operations and higher costs at the Corporation’s Canadian pulp operations. The operating profit comparison was also positively affected by a lower level of other expense, net, mainly due to $18.4 million of bond call costs included in the third quarter of 2003.

•	Personal care segment operating profit decreased 5.3 percent as the higher sales volume, favorable product sales mix and cost savings were more than offset by the lower net selling prices, the costs for the changes to diaper operations, increased advertising expenses in developing and emerging markets and increased costs for product improvements.

In North America, although the benefit of higher sales volumes offset lower net selling prices and increased raw material costs, personal care operating profit declined primarily due to $20 million of costs related to ceasing diaper manufacturing and scaling back distribution operations at the Corporation’s New Milford, Conn. facility. These costs were part of previously announced plans to further improve the efficiency of the Corporation’s diaper operations and support growth in other key markets around the world. The $20 million of costs incurred in the third quarter was comprised of approximately $8 million for accelerated depreciation, nearly $10 million for severance costs recorded at the time employees were notified of the plan and about $2 million of asset removal and other exit costs. These costs were recorded in cost of products sold.

Personal care operating profit in Europe declined as cost savings were more than offset by lower sales volumes and lower net selling prices. In the developing and emerging markets, operating profit increased due to an improved product sales mix, higher sales volumes and increased net selling prices.

•	Consumer tissue segment operating profit rose 18.3 percent as higher sales volumes and selling prices, cost savings and favorable currency effects more than offset higher fiber costs and increased distribution expenses.

In North America, operating profit increased because higher sales volumes, increased net selling prices and cost savings more than offset increased fiber costs and higher distribution and energy expenses. Operating profit in Europe rose as cost savings and favorable currency effects were only partially offset by lower net selling prices. In the developing and emerging markets higher operating profit was driven by increased sales volumes, favorable sales mix, increased net selling prices and favorable currency, tempered by increased distribution and promotional expenses.

•	Business-to-business segment operating profit increased 4.6 percent principally because of higher K-C Professional and health care sales volumes and favorable currency effects partially offset by higher fiber costs and higher costs at the Canadian pulp operations including nearly $8 million for the Terrace Bay annual maintenance shutdown which had occurred in the second quarter in 2003 and a provision to write off an account receivable of about $3 million.

•	Other income (expense), net in 2003 included a charge of $18.4 million for the costs associated with the redemption of $200 million of 7 7/8% and $200 million of 7.0% debentures.

Results by Geography
(Millions of dollars)

Operating Profit	2004	2003
North America	$509.8	$520.3
Outside North America	161.4	129.3
Other income (expense), net	(8.5)	(21.3)
Unallocated items - net	(32.1)	(24.3)

Consolidated	$630.6	$604.0

Note:  Unallocated items - net, consists of expenses not associated with the geographic areas.

•	Operating profit in North America decreased 2.0 percent as the benefits of higher sales volumes, increased consumer tissue net selling prices and cost savings were more than offset by the costs for the changes in diaper operations and higher fiber, distribution and energy costs.

•	Operating profit outside North America increased 24.8 percent primarily because of growth in health care and K-C Professional in Europe, favorable currency effects and cost savings.

Additional Income Statement Commentary

•	Nonoperating expense of $26.4 million for the third quarter of 2004 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnership described in Note 5.

•	The Corporation’s effective income tax rate was 24.5 percent in 2004 compared with 27.8 percent in 2003. The lower effective tax rate was due to the benefits from the Corporation’s ownership interest in the synthetic fuel partnership.

•	The Corporation’s share of net income of equity companies of $31.3 million in the third quarter rose more than 40 percent from the prior year, reflecting improved sales and net income at Kimberly-Clark de Mexico, S.A. de C.V. (“KCM”). KCM’s sales rose nearly 12 percent, boosted by double-digit volume growth in its consumer businesses and higher selling prices. Last year’s results had been adversely impacted by the effects of changes in the value of the Mexican peso.

•	Minority owners’ share of subsidiaries’ net income increased 49.2 percent, primarily due to higher returns on the preferred securities of the Corporation’s consolidated foreign financing subsidiary described in Note 2. In September 2003, these preferred securities were restructured from a variable rate of return to a fixed rate.

•	As a result of the Corporation’s share repurchase program, the average number of common shares outstanding declined, benefitting third quarter 2004 results by nearly $.02 per share compared with last year.

First Nine Months of 2004 Compared With First Nine Months of 2003

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2004	2003
Personal Care	$4,465.5	$4,244.5
Consumer Tissue	3,925.3	3,689.6
Business-to-Business	3,211.8	2,826.1
Intersegment sales	(161.5)	(114.3)

Consolidated	$11,441.1	$10,645.9

Commentary:

2004 versus 2003

	Percent Change in Net Sales Versus Prior Year
		Change Due To
		Volume
	Total Change	Total Volume	Organic Growth	Acquisitions	Net Price	Currency	Other
Consolidated	7	5	4	1	(2)	3	1
Personal Care	5	3	3	--	(2)	3	1
Consumer Tissue	6	5	3	2	(1)	4	(2)
Business-to-Business	14	7	7	--	(1)	3	5

Consolidated net sales for the first nine months of 2004 increased 7.5 percent from last year. Sales volume growth of nearly 5 percent, including about 1 percent for Klabin, and favorable currency effects of about 3 percent were tempered by lower net selling prices of about 2 percent.

•	Personal care net sales increased 5.2 percent due to higher sales volumes, mainly in North America and the developing and emerging markets, and favorable currency effects primarily in Australia and Europe. These benefits were partially offset by lower net selling prices due to competitive pressure in North America and Europe, and lower sales volumes in Europe.

•	Consumer tissue net sales increased 6.4 percent driven by higher sales volumes, primarily in North America, the consolidation of Klabin and favorable currency principally in Europe and Australia, tempered by lower net selling prices.

•	Business-to-business net sales increased 13.6 percent because of higher sales volumes, primarily for K-C Professional and health care, and favorable currency effects, partially offset by lower selling prices. The segment also benefited from higher intersegment sales.

By Geography
(Millions of dollars)

Net Sales	2004	2003
North America	$6,996.0	$6,689.3
Outside North America	4,851.5	4,372.1
Intergeographic sales	(406.4)	(415.5)

Consolidated	$11,441.1	$10,645.9

•	Net sales in North America increased 4.6 percent primarily because of the higher sales volumes partially offset by the lower net selling prices.

•	Net sales outside of North America advanced 11.0 percent because of the favorable currency effects and higher sales volumes including Klabin.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2004	2003
Personal Care	$941.7	$904.4
Consumer Tissue	571.8	531.5
Business-to-Business	548.9	505.2
Other income (expense), net	(37.5)	(77.5)
Unallocated items - net	(101.3)	(73.4)

Consolidated	$1,923.6	$1,790.2

Note:  Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

2004 versus 2003

	Percent Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Fiber Cost	Currency	Other (a)
Consolidated	7	11	(9)	(2)	3	4
Personal Care	4	9	(7)	--	2	--
Consumer Tissue	8	7	(8)	(7)	4	12
Business-to-Business	9	13	(8)	(5)	4	5

(a)    Includes cost savings achieved.

Consolidated operating profit increased 7.5 percent compared with the prior year. The combined benefits of sales volume growth, favorable currency effects, about $135 million of cost savings and lower other expense, net, more than offset about $155 million of lower net selling prices, nearly $40 million of higher fiber costs and costs of approximately $36 million related to changes to the Corporation’s diaper operations.

•	Personal care segment operating profit increased 4.1 percent due to the higher sales volumes, cost savings and favorable currency, partially offset by the lower net selling prices and the previously mentioned costs related to diaper operations.

•	Consumer tissue segment operating profit rose 7.6 percent because of the higher sales volumes, cost savings and favorable currency tempered by lower net selling prices, and higher fiber and distribution costs.

•	Business-to-business segment operating profit advanced 8.7 percent on the strength of the higher sales volumes, cost savings and favorable currency tempered by the lower net selling prices and higher fiber costs.

•	Other income (expense), net included a charge of $15.6 million in the first quarter of 2003 as a result of a legal judgment in Europe and the previously mentioned $18.4 million of bond redemption costs in the third quarter of 2003.

Analysis of Results by Geography
(Millions of dollars)

Operating Profit	2004	2003
North America	$1,582.2	$1,533.7
Outside North America	480.2	407.4
Other income (expense), net	(37.5)	(77.5)
Unallocated items - net	(101.3)	(73.4)

Consolidated	$1,923.6	$1,790.2

Note:  Unallocated items - net, consists of expenses not associated with the geographic areas.

•	Operating profit in North America increased 3.2 percent due to the higher sales volumes and cost savings, partially offset by the lower selling prices.

•	Operating profit outside North America increased 17.9 percent primarily due to strong performance by personal care in Australia and by K-C Professional.

Additional Income Statement Commentary

•	Nonoperating expense of $116.6 million for the first nine months of 2004 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnership described in Note 5.

•	Interest expense declined 6.0 percent primarily due to a lower average level of debt, partially offset by higher average interest rates.

•	The Corporation’s effective income tax rate was 22.5 percent in 2004 compared with 28.7 percent in 2003. The lower effective tax rate was due to the benefits from the Corporation’s ownership interest in the synthetic fuel partnership.

•	The Corporation’s share of net income of equity companies increased 17.8 percent primarily due to higher earnings at KCM.

•	Minority owners’ share of subsidiaries’ net income increased 37.5 percent, primarily due to higher returns on the preferred securities of the Corporation’s consolidated foreign financing subsidiary described in Note 2.

•	As a result of the Corporation’s share repurchase program, the average number of common shares outstanding declined, benefitting the nine month year-to-date 2004 results by nearly $.04 per share compared with last year.

Liquidity and Capital Resources

•	Cash provided by operations for the first nine months of 2004 increased $78.8 million or 3.9 percent compared with 2003 reflecting the higher level of net income and noncash charges included in net income tempered by a higher investment in working capital.

•	Capital spending in the third quarter was $109 million, bringing the year-to-date total to $329 million. As a result of productivity gains and success in leveraging the global scale of existing production capacity, capital spending levels in 2004 are tracking below the Corporation’s long-term targeted range of 5 to 6 percent of sales. Therefore, the Corporation has lowered its capital spending target for the year to approximately $500 million from the previous range of $600 to $650 million.

•	During the first nine months of 2004, the Corporation repurchased 18 million shares of its common stock at a cost of approximately $1.2 billion, including 8.9 million shares repurchased during the third quarter at a cost of approximately $587 million. Due to the Corporation’s continued strong cash flow, it has increased its target for repurchases of its common shares to $1.6 billion for 2004.

•	At September 30, 2004, total debt and preferred securities was $4.1 billion, a decrease of $.1 billion from the prior year end.

•	At December 31, 2003, the Corporation had $1.22 billion of unused revolving credit facilities, of which $610 million was scheduled to expire in October 2004. In October 2004, the Corporation renewed its revolving credit facilities for $1.2 billion. The existing structure was substantially unchanged and the cost of the facilities was not changed. Of the renewed facilities, $600 million expire in September 2005 and $600 million expire in November 2009.

•	Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends and other needs in the foreseeable future.

Environmental Matters

The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites, none of which, individually or in the aggregate, in management’s opinion, is likely to have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity.

Business Outlook

Given current business trends and the Corporation’s plans for the balance of the year, it expects to continue delivering on its commitments. The Corporation believes earnings in the fourth quarter will be in a range of 89 to 91 cents per share. In delivering these results, the Corporation expects continued volume growth in line with its long-term targeted range of 3 to 5 percent and further cost reductions that will help offset higher raw materials and energy costs. Results should also benefit from a full quarter’s worth of consumer tissue price increases in North America, but the Corporation expects price competition in diapers and training pants will remain intense.

This guidance also reflects a negative impact of approximately 4 to 5 cents per share in the quarter for exiting noncore pulp and paper operations. This includes an estimated 2 to 3 cents per share of dilution and other costs related to the spin-off of Neenah Paper as well as anticipated costs of about 2 cents per share to exit certain paper-related operations in Asia. The Corporation currently expects the spin-off of Neenah Paper to occur on November 30, 2004.

The Corporation expects its effective tax rate for the fourth quarter will be between 22.5 and 23 percent. The effective tax rate should decline sequentially because the Corporation entered into a second synthetic fuel partnership in early October 2004. This second partnership, taking into account the related nonoperating expenses, is expected to benefit fourth quarter earnings by about $.01 per share.

The Corporation’s fourth quarter performance will enable it to deliver bottom-line results for the year solidly in line with its targeted range of $3.55 to $3.65 per share despite the 4 to 5 cents per share impact of exiting noncore operations and the approximately $40 million in pretax costs, equivalent to nearly 6 cents per share, to improve the competitive position of its global diaper business.

The Corporation also expects cash flow will continue to be strong over the balance of the year. The Corporation’s success in generating cash from operations, combined with its capital efficiency, has enabled it to raise its commitment for share repurchases several times this year. As a result, by year’s end, the Corporation will have returned a total of $2.4 billion to its shareholders through dividends and share repurchases.

On November 4, 2004, the Corporation announced a record date, distribution date and distribution ratio for the spin-off of Neenah Paper. The Corporation’s shareholders will receive one share of Neenah Paper common stock for every 33 shares of Kimberly-Clark common stock held as of November 19, 2004. The spin-off is expected to be completed on November 30, 2004, with 100 percent of the shares of Neenah Paper to be distributed to Kimberly-Clark shareholders.

The Corporation has received a ruling from the Internal Revenue Service confirming that the distribution will be tax-free to Kimberly-Clark and its shareholders.

At the time of the distribution, Neenah Paper expects to incur new debt of $225 million and provide Kimberly-Clark with cash proceeds of approximately $215 million.

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

Item 4. Controls and Procedures.

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs. All share repurchases by the Corporation were made through brokers on the New York Stock Exchange. During 2004, the Corporation anticipates purchasing $1.6 billion worth of its common stock. The following table contains information for shares repurchased during the third quarter of 2004. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

Period (2004)	Shares Purchased (1)	Average Cost Per Share	Cumulative Number of Shares Purchased Pursuant To The Programs	Remaining Shares That May Be Repurchased (2)
July 1 to 31	2,190,000	$65.32	12,027,000	32,973,000
August 1 to 31	4,354,000	$64.85	16,381,000	28,619,000
September 1 to 30	2,391,000	$67.47	18,772,000	26,228,000

Total	8,935,000	$65.67

(1)	All share repurchases during the three months ended September 30, 2004 were made pursuant to a share repurchase program authorized by the Corporation’s board of directors on February 18, 2003 and publicly announced the same day, which allowed for the repurchase of 20 million shares in an amount not to exceed $1.5 billion.

(2)	On June 8, 2004, the Corporation’s board of directors authorized the repurchase of an additional 25 million shares in an amount not to exceed $2.25 billion, which was publicly announced the same day.

In addition, during July, August and September, 432 shares at a cost of $28,400; 44,094 shares at a cost of $2,907,734; and 18,767 shares at a cost of $1,267,936, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards.

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

The Corporation furnished the following Current Report after June 30, 2004 and prior to September 30, 2004.

Current Report on Form 8-K dated July 22, 2004, to furnish the text of a press release issued by Kimberly-Clark Corporation on July 22, 2004, regarding the Corporation’s second quarter results of operations.

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

November 9, 2004

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