Form 10-K
period 2004-12-31
KIMBERLY CLARK CORP
filed 2005-02-24
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒.    No  ☐.

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2004 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $32.7 billion.

As of February 16, 2005, there were 481,269,591 shares of the Corporation’s common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for the Corporation’s Annual Meeting of Stockholders to be held on April 28, 2005 is incorporated by reference into Part III hereof.

KIMBERLY-CLARK CORPORATION

PART I

ITEM 1.	BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. As used in Items 1, 2, 3, 6, 7, 7A, 8 and 9A of this Form 10-K, the term “Corporation” refers to Kimberly-Clark Corporation and its consolidated subsidiaries. In the remainder of this Form 10-K, the terms “Kimberly-Clark” or “Corporation” refer only to Kimberly-Clark Corporation. For financial information by business segment and geographic area, and information about principal products and markets of the Corporation, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Item 8, Note 16 to the Consolidated Financial Statements.

Recent Developments

The Corporation is a global health and hygiene company focused on building its personal care, consumer tissue and business-to-business operations. Since 2000, the Corporation has completed 14 acquisitions, each of which was accounted for as a purchase, in its core businesses and three strategic divestitures, including the following transactions:

•	On February 8, 2000, the Corporation acquired Safeskin Corporation (“Safeskin”), a leading maker of disposable gloves for health care, high-technology and scientific industries, in a merger transaction in which the outstanding Safeskin shares were converted into shares of Kimberly-Clark common stock. The transaction was valued at approximately $750 million.

•	On July 5, 2000, the Corporation acquired a majority of the shares of privately held S-K Corporation of Taiwan, which held trademark and distribution rights in Taiwan for the Corporation’s global brands including Kleenex, Huggies and Kotex. Prior to the acquisition, the Corporation owned approximately 3 percent of S-K Corporation.

•	On December 20, 2000, the Corporation purchased an additional 33.3 percent ownership interest in its Taiwanese affiliate, Taiwan Scott Paper Corporation, increasing its ownership interest to 100 percent.

•	On January 31, 2001, the Corporation acquired Linostar S.p.A., a leading Italian-based diaper manufacturer that produced and marketed Lines, Italy’s second largest diaper brand.

•	Prior to 2001, the Corporation and its joint venture partner, Amcor Limited (“Amcor”), held a 50/50 ownership interest in Kimberly-Clark Australia Pty. Ltd. (“KCA”). In July 2001, the Corporation purchased an additional 5 percent ownership interest in KCA for A$77.5 million (approximately $39 million), and exchanged options with Amcor for the purchase by the Corporation of the remaining 45 percent ownership interest. In June 2002, the option was exercised, and the Corporation purchased the remaining 45 percent interest from Amcor for A$697.5 million (approximately $390 million). As a result of these transactions, KCA became a consolidated subsidiary effective July 1, 2001 and a wholly-owned subsidiary on June 30, 2002.

•	During the first quarter of 2003, the Corporation purchased the Klucze tissue business in Poland.

•	During the third quarter of 2003, the Corporation acquired an additional 49 percent interest in Kimberly-Clark Peru S.A. and the remaining 50 percent interest in its tissue joint venture in Brazil (Klabin Kimberly S.A.). The cost of these acquisitions totaled approximately $200 million.

•	On November 30, 2004, the Corporation distributed to its stockholders all of the outstanding shares of common stock of Neenah Paper, Inc. (“Neenah Paper”). Neenah Paper was formed in April 2004 to facilitate the spin-off of the Corporation’s U.S. fine paper and technical paper businesses and its Canadian pulp mills (the “Spin-off”). See Notes 1 and 2 to the Consolidated Financial Statements for additional information regarding the Spin-off.

In January 2004, the Corporation announced changes to reorganize its personal care and consumer tissue businesses into two separate North Atlantic personal care and consumer tissue groups and to put its operations in developing and emerging markets into one group. The wet wipes business became part of the personal care segment instead of the consumer tissue segment. In addition, the Corporation’s North American pulp operations

PART I

(Continued)

were included in its business-to-business segment. The Corporation continues to have three global businesses led by individuals who have the accountability and the authority to make global decisions. The goal of this new structure is to help increase the Corporation’s speed in translating consumer and customer insights into innovative products, to streamline decision making and to help deliver cost reductions on a sustainable basis.

Primarily as a result of significant productivity gains, the Corporation had available diaper manufacturing capacity in North America and Europe. Therefore, the Corporation executed a plan to cease diaper manufacturing and scale-back distribution operations at its facility in New Milford, Conn., which now is focused solely on the production of tissue products. Some diaper production capacity was also redeployed from the Barton-upon-Humber facility in the U.K. Diaper machines from these locations will now support growth in other markets, thereby reducing the capital spending required for this business. These steps are consistent with the Corporation’s strategies to drive growth in developing and emerging markets and improve its cost structure in North America and Europe. Costs to implement this plan total approximately $40 million before tax, including about $37 million recorded in 2004. The balance of the plan costs will be recorded in 2005 as they are incurred.

Description of the Corporation

The Corporation is principally engaged in the manufacturing and marketing of a wide range of health and hygiene products around the world. Most of these products are made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency.

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care; Consumer Tissue; and Business-to-Business. Each reportable segment is headed by an executive officer who reports to the Chief Executive Officer and is responsible for the development and execution of global strategies to drive growth and profitability of the Corporation’s worldwide personal care, consumer tissue and business-to-business operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. The principal sources of revenue in each of our global business segments are described below. Revenue, profit and total assets of each reportable segment are described in the financial statements contained in Item 8 of this Form 10-K.

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

The Consumer Tissue segment manufactures and markets facial and bathroom tissue, paper towels, napkins and related products for household use. Products in this segment are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Hakle, Page and other brand names.

The Business-to-Business segment manufactures and markets disposable, single-use, health and hygiene products to the away-from-home marketplace. These products include facial and bathroom tissue, paper towels, napkins, wipers, surgical gowns, drapes, infection control products, sterilization wrap, disposable face masks and exam gloves, respiratory products, other disposable medical products and other products. Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, Kimwipes, WypAll, Surpass, Safeskin, Tecnol, Ballard and other brand names.

Products for household use are sold directly, and through wholesalers, to supermarkets, mass merchandisers, drugstores, warehouse clubs, variety and department stores and other retail outlets. Products for away-from-home use are sold through distributors and directly to manufacturing, lodging, office building, food service, health care establishments and high volume public facilities. In addition, certain products are sold to converters.

PART I

(Continued)

Approximately 13 percent of net sales were to Wal-Mart Stores, Inc. in 2004, 2003 and 2002, primarily in the Personal Care and Consumer Tissue businesses.

Patents and Trademarks

The Corporation owns various patents and trademarks registered domestically and in many foreign countries. The Corporation considers the patents and trademarks which it owns and the trademarks under which it sells certain of its products to be material to its business. Consequently, the Corporation seeks patent and trademark protection by all available means, including registration.

Raw Materials

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

Cellulose fiber, in the form of kraft pulp or fiber recycled from recovered pulp, is the primary raw material for the Corporation’s tissue products and is an important component in disposable diapers, training pants, feminine pads and incontinence care products.

Most recovered paper, synthetics, pulp and recycled fiber are purchased from third parties. The Corporation considers the supply of such raw materials to be adequate to meet the needs of its businesses. See “Factors That May Affect Future Results—Raw Materials.”

Competition

For a discussion of the competitive environment in which the Corporation conducts its business, see “Factors That May Affect Future Results—Competitive Environment.”

Research and Development

Research and development expenditures are directed toward new or improved personal care, tissue and health care products and nonwoven materials. Consolidated research and development expense was $279.7 million in 2004, $279.1 million in 2003 and $287.4 million in 2002.

Environmental Matters

Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at the Corporation’s facilities are expected to be approximately $20 million in 2005 and $12 million in 2006. Of these amounts, approximately $4 million in 2005 and $1 million in 2006 are expected to be spent at facilities in the U.S. For facilities outside of the U.S., capital expenditures for environmental controls are expected to be approximately $16 million in 2005 and $11 million in 2006.

Total worldwide operating expenses for environmental compliance are expected to be approximately $152 million in both 2005 and 2006. Operating expenses for environmental compliance with respect to U.S. facilities are expected to be approximately $77 million in both 2005 and 2006. Operating expenses for environmental compliance with respect to facilities outside the U.S. are expected to be approximately $75 million in both 2005 and 2006. Operating expenses include pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs.

Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Corporation’s total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in the Corporation’s plans, changes in legal requirements or other factors.

PART I

(Continued)

Employees

In its worldwide consolidated operations, the Corporation had more than 60,000 employees as of December 31, 2004.

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

The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside the control of the Corporation, including the prices and availability of the Corporation’s raw materials, potential competitive pressures on selling prices or advertising and promotion expenses for the Corporation’s products, energy costs, and fluctuations in foreign currency exchange rates, as well as general economic conditions in the markets in which the Corporation does business, also could impact the realization of such estimates.

The following factors, as well as factors described elsewhere in this Form 10-K, or in other SEC filings, among others, could cause the Corporation’s future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Corporation.

These factors are described in accordance with the provisions of the Private Securities Litigation Reform Act of 1995, which encourages companies to disclose such factors.

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

PART I

(Continued)

Raw Materials.    Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered pulp, is used extensively in the Corporation’s tissue products and is subject to significant price fluctuations due to the cyclical nature of the pulp markets. Recycled fiber accounts for approximately 28 percent of the Corporation’s overall fiber requirements.

On a worldwide basis prior to the Spin-off, the Corporation supplied approximately 40 percent of its virgin fiber needs from internal pulp manufacturing operations. The Spin-off has reduced the internal pulp supply to approximately 10 percent. This reduction in pulp integration could increase the Corporation’s commodity price risk. Specifically, increases in pulp prices could adversely affect the Corporation’s earnings if selling prices for its finished products are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.

A number of the Corporation’s products, such as diapers, training and youth pants, and incontinence care products contain certain materials which are principally derived from petroleum. These materials are subject to price fluctuations based on changes in petroleum prices, availability and other factors. The Corporation purchases these materials from a number of suppliers. Significant increases in prices for these materials could adversely affect the Corporation’s earnings if selling prices for its finished products are not adjusted or if adjustments significantly trail the increases in prices for these materials.

Although the Corporation believes that the supplies of raw materials needed to manufacture its products are adequate, global economic conditions, supplier capacity constraints and other factors could materially affect the availability of or prices for those raw materials.

Energy Costs.    The Corporation’s manufacturing operations utilize electricity, natural gas and petroleum-based fuels. To ensure that it uses all forms of energy cost effectively, the Corporation maintains ongoing energy efficiency improvement programs at all of its manufacturing sites. The Corporation’s contracts with energy suppliers vary as to price, payment terms, quantities and duration. Kimberly-Clark’s energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. There can be no assurance that the Corporation will be fully protected against substantial changes in the price or availability of energy sources. Derivative instruments are used to hedge a portion of natural gas price risk when management deems it prudent to do so.

Volume Forecasting.    The Corporation’s anticipated financial results reflect forecasts of future volume increases in the sales of its products. Challenges in such forecasting include anticipating consumer preferences, estimating sales of new products, estimating changes in population characteristics (such as birth rates and changes in per capita income), anticipating changes in technology and competitive responses and estimating the acceptance of the Corporation’s products in new markets. As a result, there can be no assurance that the Corporation’s volume increases will occur as estimated.

Foreign Market Risks.    Because the Corporation and its equity companies have manufacturing facilities in 40 countries and their products are sold in more than 150 countries, the Corporation’s results may be substantially affected by foreign market risks. The Corporation is subject to the impact of economic and political instability in developing countries. The extremely competitive situation in European personal care and tissue markets, and the challenging economic environments in Argentina, Brazil, Colombia, Mexico, Venezuela and developing countries in Eastern Europe, Asia and elsewhere in Latin America, may slow the Corporation’s sales growth and earnings potential. In addition, the Corporation is subject to the movement of various currencies against each other and versus the U.S. dollar. Exposures, arising from transactions and commitments denominated in non-local currencies, are systematically hedged through foreign currency forward, option and swap contracts. See Item 7A, “Management’s Discussion and Analysis – Risk Sensitivity.” Translation exposure for the Corporation with respect to foreign operations is not hedged. There can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

PART I

(Continued)

Contingencies.    The costs and other effects of pending litigation and administrative actions against the Corporation cannot be determined with certainty. Although management believes that no such proceedings will have a material adverse effect on the Corporation, there can be no assurance that the outcome of such proceedings will be as expected. See Item 3, “Legal Proceedings.”

One of the Corporation’s North American tissue mills has an agreement to provide its local utility company a specified amount of electric power for each of the next 12 years. In the event that the mill was shut down, the Corporation would be required to continue to operate the power generation facility on behalf of its owner, the local utility company. The net present value of the cost to fulfill this agreement as of December 31, 2004 is estimated to be approximately $120 million. Management considers the probability of closure of this mill to be remote.

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

PART I

(Continued)

Worldwide Production and Service Facilities

United States

Alabama

Mobile—tissue products

Arizona

Tucson—health care products

Arkansas

Conway—feminine care and incontinence care products and nonwovens

Maumelle—wet wipes and nonwovens

California

Fullerton—tissue products

Connecticut

New Milford—tissue products

Georgia

LaGrange—nonwovens

Idaho

Pocatello—health care products

Kentucky

Owensboro—tissue products

Mississippi

Corinth—nonwovens, wipers and towels

North Carolina

Hendersonville—nonwovens

Lexington—nonwovens

Oklahoma

Jenks—tissue products

Pennsylvania

Chester—tissue products

South Carolina

Beech Island—diapers, wet wipes and tissue products

Tennessee

Loudon—tissue products

PART I

(Continued)

Texas

Del Rio—health care products

Fort Worth—health care products

Paris—diapers and training, youth and swim pants

San Antonio—personal cleansing products and systems

Utah

Draper—health care products

Ogden—diapers

Washington

Everett—tissue products, wipers and pulp

Wisconsin

Marinette—tissue products

Neenah—diapers, training pants, feminine care and incontinence care products and nonwovens

Outside the United States

Argentina

Bernal—tissue products

Pilar—feminine care and incontinence care products

San Luis—diapers

Australia

Albury—nonwovens

Ingleburn—diapers

Lonsdale—diapers and feminine care and incontinence care products

Millicent—pulp and tissue products

Tantanoola—pulp

Warwick Farm—tissue products

Bahrain

*	East Riffa—tissue products

Belgium

Duffel—tissue products

Bolivia

La Paz—tissue products

Santa Cruz—tissue products

Brazil

Bahia—tissue products

Correia Pinto—tissue products

Cruzeiro—tissue products

Mogi das Cruzes—tissue products

Porto Alegre—feminine care products

Suzano—diapers, wet wipes and incontinence care products

*	Equity company production facility

PART I

(Continued)

Canada

Huntsville, Ontario—tissue products and wipers

St. Hyacinthe, Quebec—feminine care and incontinence care products

China

Beijing—feminine care products and diapers

Guangzhou—tissue products

Nanjing—feminine care products

Shanghai—tissue products

Colombia

Barbosa—wipers, business and correspondence papers and notebooks

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

Rouen—tissue products

Villey-Saint-Etienne—tissue products

Germany

Forchheim—feminine care and incontinence care products

Koblenz—tissue products

Mainz—tissue products

Reisholz—tissue products

Honduras

Villanueva—health care products

India

*	Pune—feminine care products and diapers

*	Equity company production facility

PART I

(Continued)

Indonesia

Jakarta—tissue products

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

Peru

Puente Piedra—tissue products

Villa—diapers and feminine care and incontinence care products

Philippines

San Pedro, Laguna—feminine care products, diapers and tissue products

Poland

Klucze—tissue products

Saudi Arabia

*	Al-Khobar—diapers and feminine care and tissue products

*	Equity company production facility

PART I

(Continued)

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

Istanbul—diapers

United Kingdom

Barrow—tissue products

Barton-upon-Humber—diapers and nonwovens

Flint—tissue products and nonwovens

Northfleet—tissue products

Venezuela

Maracay—tissue products and diapers

Vietnam

Binh Duong—feminine care products

Hanoi—feminine care products

PART I

(Continued)

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2004, the Corporation, along with many other nonaffiliated companies, was a party to lawsuits with allegations of personal injury resulting from asbestos exposure on the defendants’ premises and allegations that the defendants manufactured, sold, distributed or installed products which cause asbestos-related lung disease. These general allegations are often made against the Corporation without any apparent evidence or identification of a specific product or premises of the Corporation. The Corporation has denied the allegations and raised numerous defenses in all of these asbestos cases. All asbestos claims have been tendered to the Corporation’s insurance carriers for defense and indemnity. The financial statements reflect appropriate accruals for the Corporation’s portion of the costs estimated to be incurred in connection with resolving these claims.

The Corporation is subject to federal, state and local environmental protection laws and regulations with respect to its business operations and is operating in compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites.

In management’s opinion, none of these legal proceedings nor the Corporation’s compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

ITEM 4A. EXECUTIVE OFFICERS

The names and ages of the executive officers of the Corporation as of February 22, 2005, together with certain biographical information, are as follows:

Robert E. Abernathy, 50, was elected Group President – Developing and Emerging Markets effective January 19, 2004. He is responsible for the Corporation’s businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa. Mr. Abernathy joined the Corporation in 1982. His past responsibilities in the Corporation have included operations and major project management in North America. He was appointed Vice President – North American Diaper Operations in 1992; Managing Director of Kimberly-Clark Australia Pty. Limited in 1994; and Group President of the Corporation’s Business-to-Business segment in 1998.

Mark A. Buthman, 44, was elected Senior Vice President and Chief Financial Officer in 2003. Mr. Buthman joined the Corporation in 1982. He has held various positions of increasing responsibility in the operations, finance and strategic planning areas of the Corporation. Mr. Buthman was appointed Vice President of Finance in 2002 and Vice President of Strategic Planning and Analysis in 1997.

Thomas J. Falk, 46, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President—Global Tissue, Pulp and Paper in 1998, where he was responsible for the Corporation’s global tissue businesses. Earlier in his career, Mr. Falk had responsibility for the Corporation’s North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined the Corporation in 1983 and has held other senior management positions in the Corporation. He has been a director

PART I

(Continued)

of the Corporation since 1999. He also serves on the board of directors of Centex Corporation, Grocery Manufacturers of America, Inc. and the University of Wisconsin Foundation, and serves as a trustee of the Boys & Girls Clubs of America.

Steven R. Kalmanson, 52, was elected Group President—North Atlantic Personal Care effective January 19, 2004. He is responsible for the Corporation’s global personal care segment, and its North American Sales, Marketing Services and Supply Chain and Logistics organizations. Mr. Kalmanson joined the Corporation in 1977. His past responsibilities have included various marketing and business management positions within the consumer products businesses. He was appointed President, Adult Care in 1990; President, Child Care in 1991; President, Family Care in 1995; and Group President of the Corporation’s Consumer Tissue segment in 1996.

W. Dudley Lehman, 53, was elected Group President—Business-to-Business effective January 19, 2004. He is responsible for the Corporation’s global Business-to-Business segment, which includes the K-C Professional Tissue and Wiper business, the Health Care business, Nonwovens manufacturing and the Research and Sales functions. Mr. Lehman joined the Corporation in 1976 and held various marketing positions in the infant care and feminine care businesses before becoming Director of Training Pants in 1988. He was appointed President of the Child Care Sector in 1990; President of the Infant Care Sector in 1991; and Group President of the Infant Care and Child Care Sectors in 1995. Mr. Lehman is a director of Snap-on Incorporated.

Ronald D. Mc Cray, 47, was elected Senior Vice President—Law and Government Affairs and Chief Compliance Officer effective November 16, 2004. His responsibilities include the Corporation’s legal affairs, internal audit and government relations activities. Mr. Mc Cray joined the Corporation in 1987 as Senior Attorney. He was appointed Vice President and Chief Counsel in 1996. He was elected Vice President and Secretary in 1999, Vice President, Associate General Counsel and Secretary in 2001 and Senior Vice President—Law and Government Affairs in 2003. He is a director of Knight-Ridder, Inc.

Robert P. van der Merwe, 52, was elected Group President—North Atlantic Family Care effective January 19, 2004. He is responsible for the Corporation’s global consumer tissue segment, and its European Marketing Services, Integrated Supply Chain and Customer Management organizations. Mr. van der Merwe joined the Corporation in 1980 as Brand/Marketing Manager in South Africa. In 1985, he became Director of World Support Group—Personal Care. From 1987 to 1993, Mr. van der Merwe left the Corporation to become Managing Director of Xerox’s Southern African operations. He returned to the Corporation in 1994 as Director of Global Projects and became Director of the World Support Group—Personal Care in 1995. He became President of the Adult Care Sector later that year and was appointed President—Feminine Care Sector in 1997. He was appointed President—Kimberly-Clark Europe in 1998 and was elected Group President—Kimberly-Clark Europe, Middle East & Africa in 1998.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend and market price data included in Item 8, Note 18 to the Consolidated Financial Statements is incorporated in this Item 5 by reference.

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

As of February 16, 2005, the Corporation had 35,773 holders of record of its common stock.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs. All share repurchases by the Corporation were made through brokers on the New York Stock Exchange. During 2004, the Corporation purchased $1.6 billion worth of its common stock. The following table contains information for shares repurchased during the fourth quarter of 2004. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

Period (2004)	Shares Purchased		Average Cost Per Share	Cumulative Number of Shares Purchased Pursuant To The Programs	Remaining Shares That May be Repurchased
October 1 to 31	1,228,000	(a)	$62.51	20,000,000	25,000,000
November 1 to 30	2,027,000	(b)	61.84	2,027,000	22,973,000
December 1 to 31	3,510,000	(b)	64.64	5,537,000	19,463,000

Total	6,765,000

(a)	All share repurchases between October 1, 2004 and October 31, 2004 were made pursuant to a share repurchase program authorized by the Corporation’s board of directors on February 18, 2003 and publicly announced the same day, which allowed for the repurchase of 20 million shares in an amount not to exceed $1.5 billion. No shares remain to be repurchased under this program after October 31, 2004.

(b)	All share repurchases between November 1, 2004 and December 31, 2004 were made pursuant to a share repurchase program authorized by the Corporation’s board of directors on June 8, 2004 and publicly announced the same day, which allows for the repurchase of 25 million shares in an amount not to exceed $2.25 billion.

In addition, during November and December, 25,085 shares at a cost of $1,585,849 and 15,353 shares at a cost of $994,515, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards. No such shares were purchased in October.

PART II

(Continued)

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31(a)
	2004	2003	2002(b)	2001(b)(c)	2000(b)(c)
	(Millions of dollars, except per share amounts)
Net Sales	$15,083.2	$14,026.3	$13,231.5	$12,923.6	$12,468.5
Gross Profit	5,068.5	4,794.4	4,693.8	4,573.8	4,523.9
Operating Profit	2,506.4	2,331.6	2,368.3	2,272.9	2,507.9
Share of Net Income of Equity Companies	124.8	107.0	113.3	154.4	186.4
Income from:
Continuing operations	1,770.4	1,643.6	1,627.4	1,571.1	1,723.5
Discontinued operations, net of income taxes	29.8	50.6	58.6	38.8	77.1
Cumulative effect of accounting change, net of income taxes	—	—	(11.4)	—	—
Net income	1,800.2	1,694.2	1,674.6	1,609.9	1,800.6
Per share basis:
Basic
Continuing operations	3.58	3.24	3.15	2.97	3.19
Discontinued operations	.06	.10	.11	.07	.15
Cumulative effect of accounting change, net of income taxes	—	—	(.02)	—	—
Net income	3.64	3.34	3.24	3.04	3.34
Diluted
Continuing operations	3.55	3.23	3.13	2.95	3.17
Discontinued operations	.06	.10	.11	.07	.14
Cumulative effect of accounting change, net of income taxes	—	—	(.02)	—	—
Net income	3.61	3.33	3.22	3.02	3.31
Cash Dividends Per Share
Declared	1.60	1.36	1.20	1.12	1.08
Paid	1.54	1.32	1.18	1.11	1.07
Total Assets	$17,018.0	$16,779.9	$15,639.6	$15,059.1	$14,520.7
Long-Term Debt	2,298.0	2,733.7	2,844.0	2,424.0	2,000.6
Stockholders’ Equity	6,629.5	6,766.3	5,650.3	5,646.9	5,767.3

(a)	Income statement data present the results of Neenah Paper’s fine and technical papers businesses as discontinued operations.

(b)	During 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. Under EITF 01-9, the cost of promotion activities offered to customers is classified as a reduction in sales revenue. In addition, the estimated redemption value of consumer coupons is required to be recorded at the time the coupons are issued and classified as a reduction in sales revenue. The Corporation adopted EITF 01-9 effective January 1, 2002, and reclassified the expected redemption value of coupons and other applicable promotional activities from expense to a reduction in revenue, which reduced net sales by $1.1 billion for 2000 and $1.2 billion for 2001. The adoption of EITF 01-9 did not change reported earnings for prior years but did require the recording of a cumulative effect of a change in accounting principle in 2002, equal to an after-tax charge of approximately $.02 per share, which resulted from a change in the period for recognizing the costs of coupons.

(c)	On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. Under this standard, goodwill and intangible assets having indefinite lives are no longer amortized but are subject to annual impairment tests with any impairment loss recognized in the period of impairment. The Corporation recorded goodwill amortization of $87.7 million in 2000 and $94.4 million in 2001. The effect of this amortization, net of applicable income taxes, on basic and diluted earnings per share was $.16 in 2000 and $.18 in 2001.

PART II

(Continued)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2004 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Variable Interest Entities

•	Critical Accounting Policies and Use of Estimates

•	Contingencies and Legal Matters

•	New Accounting Standards

•	Business Outlook

•	Information Concerning Forward-Looking Statements

Overview of Business

The Corporation is a global health and hygiene company with manufacturing facilities in 37 countries and its products are sold in more than 150 countries. The Corporation’s products are sold under such well-known brands as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. The Corporation has three reportable global business segments: Personal Care, Consumer Tissue and Business-to-Business. These global business segments are described in greater detail in Item 1 of this Form 10-K and in Note 16 to the Consolidated Financial Statements.

In managing this global business, the Corporation’s management believes that developing new and improved products, responding effectively to competitive challenges, obtaining and maintaining leading market shares, controlling costs, and managing currency and commodity risks are important to the long-term success of the Corporation. The discussion and analysis of results of operations and other related information will refer to these factors.

•	Product innovation—Past results and future prospects depend in large part on product innovation. The Corporation relies on its ability to develop and introduce new or improved products to drive sales and volume growth and to achieve and/or maintain category leadership. In order to develop new or improved products, the technology to support those products must be developed. Research and development expenditures are directed towards new or improved personal care, tissue and health care products and nonwoven materials.

•	Competitive environment—Past results and future prospects are significantly affected by the competitive environment in which we operate. We experience intense competition for sales of our principal products in our major markets, both domestically and internationally. Our products compete with widely advertised, well-known, branded products, as well as private label products, which are typically sold at lower prices. We have several major competitors in most of our markets, some of which are larger and more diversified. The principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price, and marketing and distribution capabilities.

PART II

(Continued)

Aggressive competitive actions in 2003 and 2004 have required increased promotional spending to support new product introductions and enable competitive pricing in order to protect the position of the Corporation’s products in the market. We expect competition to continue to be intense in 2005.

•	Market shares—Achieving leading market shares in our principal products has been an important part of our past performance. We hold the number 1 or 2 brand position in more than 80 countries. Achieving and maintaining leading market shares is important because of ongoing consolidation of retailers and the trend of leading merchandisers seeking to stock only the top competitive brands.

•	Cost controls—To maintain our competitive position, we must control our manufacturing, distribution and other costs. We have achieved cost savings from reducing material costs and manufacturing waste and realizing productivity gains and distribution efficiencies in each of our business segments. Our ability to control costs can be affected by changes in the price of oil, pulp and other commodities we consume in our manufacturing processes. Our strategic investments in information systems should also allow further cost savings through streamlining administrative activities.

•	Foreign currency and commodity risks—As a multinational enterprise, we are exposed to changes in foreign currency exchange rates, and we are also exposed to commodity prices. Our ability to effectively manage these risks can have a material impact on our results of operations.

On November 30, 2004, the Corporation distributed to its stockholders all of the shares of common stock of Neenah Paper, Inc. (“Neenah Paper”), a wholly-owned subsidiary formed in April 2004 to facilitate the spin-off of the U.S. fine and technical papers businesses and the Canadian pulp mills (the “Spin-off”). In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, prior period Consolidated Income Statements and Cash Flow Statements and related disclosures present the results of Neenah Paper’s fine paper and technical paper businesses, which were previously included in the Business-to-Business segment, as discontinued operations. Prior to the Spin-off, the Corporation internally consumed approximately 90 percent of the pulp produced by the Canadian pulp business. In connection with the Spin-off, the Corporation entered into a long-term pulp supply agreement to purchase a substantial portion of the pulp produced by Neenah Paper. Because we will continue to incur pulp costs in our operations, the results of Neenah Paper’s Canadian pulp business have not been reported as discontinued operations in accordance with the provisions of SFAS 144. The following discussion and analysis is based on a comparison of the Corporation’s continuing operations.

Overview of 2004 Results

During 2004, the Corporation continued to face intense competition in most of its markets. In particular, the diaper and pants categories in North America and Europe continued to be affected by the competitive pricing pressures that began in late 2002. The tissue businesses were also adversely affected by higher fiber costs, and all of the businesses faced higher materials input costs. Despite these challenges, improved results were achieved in 2004:

•	Net sales grew 7.5 percent.

•	Net sales advanced in each of the three business segments and in each geographic region.

•	Innovative and improved products such as Huggies Convertibles diaper pants, Huggies diapers with Triple-Leak Protection, Pull-Ups training pants with easy-open sides, gender specific GoodNites youth pants, Anti-viral Kleenex tissue, Scott Coreless Jumbo bathroom tissue and Kotex Lightdays everyday pantiliners contributed to increased sales volumes.

PART II

(Continued)

•	Operating profit increased 7.5 percent and income and diluted earnings per share from continuing operations increased 7.7 percent and 9.9 percent, respectively.

•	Increased sales volumes more than offset the effect of lower net selling prices.

•	Cost savings of nearly $160 million helped to temper the effects of higher costs for fiber, other materials, energy and distribution of over $180 million.

•	Cash flow from operations in 2004 set a record for the fourth consecutive year.

•	The Corporation repurchased 24.8 million shares of its common stock for about $1.6 billion.

•	Annual cash dividends were increased by 17.6 percent in 2004 and will increase another 12.5 percent in 2005.

Market Shares

U.S. market shares are tracked on a sales dollar basis with information provided by A.C. Nielsen for distribution through the food, drug and mass merchandising channels, excluding Wal-Mart, warehouse clubs, dollar stores and certain other outlets. These customers do not report market share information publicly. The A.C. Nielsen data provides coverage ranging from approximately 40 percent to 60 percent of the retail value of products sold, depending upon the product category.

Shown below are the Corporation’s U.S. market shares for key categories for full years 2002 through 2004:

Category	2004	2003	2002
Diapers	38%	38%	40%
Training, Youth and Swim Pants	69%	68%	73%
Feminine Care	20%	22%	23%
Adult Incontinence Care	56%	56%	55%
Baby Wipes	40%	41%	42%
Facial Tissue	51%	53%	54%
Bathroom Tissue	29%	28%	27%
Paper Towels	19%	19%	19%

PART II

(Continued)

Results of Operations and Related Information

This section contains a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2004 results of operations. This discussion and analysis compares 2004 results to 2003, and 2003 results to 2002. Each of those discussions focuses first on consolidated results, and then the results of each reportable business segment.

Analysis of Consolidated Net Sales

By Business Segment

	Year Ended December 31,
	2004	2003	2002
	(Millions of dollars)
Personal Care	$5,975.1	$5,652.9	$5,485.5
Consumer Tissue	5,343.0	5,046.7	4,635.2
Business-to-Business	3,957.9	3,477.7	3,256.7
Intersegment sales	(192.8)	(151.0)	(145.9)

Consolidated	$15,083.2	$14,026.3	$13,231.5

By Geographic Area

	Year Ended December 31,
	2004	2003	2002
	(Millions of dollars)
United States	$8,683.5	$8,335.8	$8,314.4
Canada	911.0	801.8	831.4
Intergeographic sales	(554.4)	(515.6)	(601.2)

Total North America	9,040.1	8,622.0	8,544.6
Europe	3,098.3	2,892.5	2,482.8
Asia, Latin America and other	3,488.8	3,061.6	2,751.5
Intergeographic sales	(544.0)	(549.8)	(547.4)

Consolidated	$15,083.2	$14,026.3	$13,231.5

Commentary:

2004 versus 2003

	Percent Change in Sales Versus Prior Year
	Total Change	Change Due To
		Volume			Net Price	Currency	Other
		Total Volume	Organic Growth	Acquisitions
Consolidated	8	5	4	1	(1)	3	1
Personal Care	6	4	4	—	(2)	3	1
Consumer Tissue	6	3	1	2	—	4	(1)
Business-to-Business	14	7	7	—	(1)	3	5

Consolidated net sales increased 7.5 percent from 2003. Sales volumes advanced approximately 5 percent with contributions from each of the business segments. About 1 percentage point of the increase in sales volumes

PART II

(Continued)

was due to the consolidation, in August 2003, of Klabin Kimberly S.A. (“Klabin”), a former equity affiliate and Brazil’s largest tissue manufacturer. Currency effects added more than 3 percent to the increase primarily due to strengthening of the euro, British pound, and Australian and Canadian dollars. Slightly lower net selling prices were offset by a more favorable product mix.

•	Worldwide personal care net sales rose 5.7 percent due to higher sales volumes, mainly in North America, favorable currency effects in Europe and Australia and better product mix in Central America, partially offset by lower net selling prices primarily in North America and Europe.

In North America, net sales increased nearly 5 percent driven by a more than 6 percent sales volume increase reflecting higher sales of Huggies diapers and double-digit growth for child care products—GoodNites youth underpants, Pull-Ups training pants, Little Swimmers swimpants—and incontinence brands Poise and Depend. Net selling prices declined about 2 percent primarily in response to competitive activity. Favorable Canadian dollar exchange rate effects also contributed to the increase in net sales. The increased child care volumes are due to strong category growth through increased consumer usage. Market share for feminine care products declined as a result of significant competitive activity.

Net sales in Europe were even with last year as 10 percent favorable currency effects were offset by almost 7 percent lower sales volumes and a 3 percent reduction in net selling prices. Lower sales volumes for diapers and feminine care products, resulting from aggressive competitive price reductions and promotion spending, more than offset higher sales volumes for child and adult care products. Except for child care, which benefited from a prior year price increase, net selling prices declined due to competitive activity.

In the developing and emerging markets, net sales increased about 10 percent with higher sales volumes and favorable currency effects each contributing about 5 percent, while improved product mix essentially offset lower net selling prices. Advances in sales volumes and favorable currency were realized in both Korea and Australia. Latin America and Israel also recorded higher sales volumes.

•	Worldwide consumer tissue net sales increased 5.9 percent on higher sales volumes, primarily in North America, the consolidation of Klabin and favorable currency effects, principally in Europe, partially offset by lower intersegment sales. Net selling prices were even with the prior year.

In North America, net sales increased almost 4 percent with higher sales volumes and net selling prices each contributing about 2 percent. The higher sales volumes were led by increased sales for Scott bathroom tissue and private label, partially offset by lower sales volumes for Kleenex facial tissue. In the third quarter of 2004, the Corporation implemented list price increases on its bathroom and facial tissue products and on paper towels. These price increases along with a reduction in trade promotion spending in the fourth quarter contributed to the higher net selling prices. In facial tissue products, the Corporation’s main competitor did not match the Corporation’s price increases in some product codes, which is reflected in the Corporation’s lower market share for the category. The third quarter 2004 introduction of Kleenex Anti-viral facial tissue contributed to a slight increase in net sales due to product mix.

In Europe, net sales increased nearly 9 percent because of an almost 11 percent favorable effect from currency tempered by lower net selling prices that reflect the continuing competitive marketplace. Sales volumes were nearly 1 percent higher primarily due to increased sales of Andrex products in the United Kingdom.

In the developing and emerging markets, net sales advanced approximately 20 percent on a sales volume increase of more than 11 percent, of which about 7 percentage points was attributable to the consolidation of Klabin, favorable currency effects of almost 5 percent, primarily in Australia, and a favorable product mix.

PART II

(Continued)

•	Worldwide net sales for products in the business-to-business segment increased 13.8 percent driven by nearly 7 percent higher sales volumes, more than 3 percent favorable currency effects and higher intersegment sales, tempered by less than 2 percent lower net selling prices. Sales volume growth was led by more than an 8 percent volume increase in global health care. Professional products achieved more than 5 percent higher sales volumes and higher sales of nonwoven products provided additional benefit. The favorable currency effects were principally due to Europe. Despite price increases in the fourth quarter for professional products in North America, net selling prices for the year declined due to price erosion in contract business across the segment.

2003 versus 2002

	Percent Change in Sales Versus Prior Year
		Change Due To
		Volume
	Total Change	Total Volume	Organic Growth	Acquisitions	Net Price	Currency	Other
Consolidated	6	2	1	1	(1)	4	1
Personal Care	3	—	—	—	—	3	—
Consumer Tissue	9	4	2	2	—	5	—
Business-to-Business	7	3	3	—	(2)	5	1

Consolidated net sales increased 6.0 percent over 2002. In addition to favorable currency effects of about 4 percent, higher sales volumes of more than 2 percent more than offset slightly lower net selling prices. The favorable currency effects, primarily in Europe and Australia, were tempered by unfavorable currency effects in Latin America. Slightly less than one-half of the increased sales volumes were due to the consolidation of Klabin and the February 2003 acquisition of the Klucze tissue business in Poland.

•	Worldwide sales of personal care products increased 3.1 percent due to favorable currency exchange rates. Overall sales volumes and net selling prices were the same as 2002.

In North America, net sales increased about 1 percent. Favorable Canadian exchange rate effects and product mix more than offset lower net selling prices of about 1 percent. Increased sales volumes for training pants and incontinence care products were offset by decreased sales volume for diapers that were affected by aggressive competitive actions. Training-pants products achieved an all-time record for annual shipments even though U.S. market share for 2003 was below the prior year’s full year share.

Net sales in Europe increased about 4 percent as favorable currency effects more than offset 7 percent lower sales volumes due to aggressive competitive consumer promotion activity. Lower diaper sales volumes were partially offset by increased sales volumes for incontinence care products and training pants.

In the developing and emerging markets, net sales increased about 8 percent. Currency effects were approximately 3 percent favorable. Sales volumes and net selling prices each contributed about 2 percent with favorable product mix adding 1 percent. Net sales in Asia grew on higher sales volumes in Australia and currency effects in both Australia and Korea. In Latin America, net sales declined as higher net selling prices were more than offset by lower sales volumes and unfavorable currency. Net sales for the other geographies rose because of higher sales volumes and favorable currency in South Africa and higher sales volumes and favorable product mix in Eastern Europe.

•	Worldwide sales of consumer tissue products increased 8.9 percent due to favorable currency effects, primarily in Europe and nearly 4 percent higher sales volumes. Overall net selling prices were essentially even with 2002.

PART II

(Continued)

In North America, net sales increased more than 1 percent on 2 percent higher sales volumes partially offset by lower net selling prices. While overall U.S. market share in the facial category for 2003 was below 2002, there was sequential improvement in both the third and fourth quarters of the year.

Net sales in Europe increased more than 20 percent driven by favorable currency effects and higher sales volumes of about 5 percent, primarily due to the Klucze acquisition. Net selling prices were flat versus 2002.

In the developing and emerging markets, net sales advanced nearly 15 percent as sales volumes increased almost 10 percent, primarily due to Klabin. Favorable currency effects, primarily in Australia, added 4 percent, while higher net selling prices were partially offset by a less favorable product mix.

•	Worldwide sales of products in the business-to-business segment increased 6.8 percent as a result of favorable currency effects and 3 percent higher sales volumes, tempered by net selling prices that were more than 1 percent lower. The higher sales volumes were driven by advances for professional products in North America, Latin America and Asia and increased sales volumes of global health care products.

Analysis of Consolidated Operating Profit

By Business Segment

	Year Ended December 31,
	2004	2003	2002
	(Millions of dollars)
Personal Care	$1,253.2	$1,221.0	$1,157.1
Consumer Tissue	803.1	728.2	807.3
Business-to-Business	656.6	602.8	574.9
Other income (expense), net	(51.2)	(112.5)	(73.7)
Unallocated—net	(155.3)	(107.9)	(97.3)

Consolidated	$2,506.4	$2,331.6	$2,368.3

By Geographic Area

	Year Ended December 31,
	2004	2003	2002
	(Millions of dollars)
United States	$1,953.1	$1,862.7	$1,923.8
Canada	122.0	131.7	100.5
Europe	221.0	202.9	191.0
Asia, Latin America and other	416.8	354.7	324.0
Other income (expense), net	(51.2)	(112.5)	(73.7)
Unallocated—net	(155.3)	(107.9)	(97.3)

Consolidated	$2,506.4	$2,331.6	$2,368.3

Note:	Unallocated—net consists of expenses not associated with the business segments or geographic areas.

PART II

(Continued)

Commentary:

2004 versus 2003

	Percent Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Fiber Cost	Currency	Other(a)
Consolidated	8	11	(8)	(2)	3	4
Personal Care	3	12	(9)	(1)	2	(1)
Consumer Tissue	10	4	—	(6)	4	8
Business-to-Business	9	14	(9)	(4)	4	4

(a)	Includes the benefits of cost savings programs and the impact of higher energy and distribution costs.

Consolidated operating profit increased 7.5 percent as the higher sales volumes, about $160 million of benefit from cost savings programs and total favorable currency effects of over $70 million more than offset the lower net selling prices, higher fiber costs and increased energy and distribution expenses. Operating profit as a percentage of net sales was 16.6 percent, the same as last year.

•	Operating profit for personal care products increased 2.6 percent. The higher sales volumes, more than $85 million in cost savings and favorable currency effects, primarily in Australia and Canada, were partially offset by the lower net selling prices, higher raw material and distribution costs, increased advertising expenses, and costs associated with a plan to streamline diaper operations. Primarily as a result of significant productivity gains, the Corporation had available diaper manufacturing capacity in North America and Europe. Therefore, the Corporation executed a plan to cease diaper manufacturing and scale-back distribution operations at its facility in New Milford, Conn. Some production capacity was also redeployed from the Barton-upon-Humber facility in the U.K. Diaper machines from these locations will now support growth in other markets, thereby reducing the capital spending required for this business. These steps are consistent with the Corporation’s strategies to drive growth in developing and emerging markets and improve its cost structure in North America and Europe.

Costs to implement the infant care plan described above will total approximately $40 million before tax, including about $37 million recorded in 2004. The balance of the plan costs will be recorded in 2005 as they are incurred. Of the total 2004 cost, approximately $10 million was for employee severance recorded at the time employees were notified of their termination benefits, about $3 million for other cash costs, principally for equipment removal, and $24 million for asset write offs primarily related to the original equipment installation costs. These costs were recorded in cost of products sold.

Operating profit in North America increased about 1 percent as the benefits of the higher sales volumes and cost savings programs were partially offset by the lower selling prices, costs of the infant care plan and higher advertising and distribution costs. In Europe, operating profit declined because of the negative impacts of the competitive environment on selling prices and sales volumes. Operating profit in the developing and emerging markets increased over 7 percent, principally due to higher sales volumes and favorable currency effects, partially offset by higher marketing expenses.

•

Operating profit for consumer tissue products improved 10.3 percent driven by cost savings of almost $60 million, favorable currency effects of about $25 million and lower marketing expenses tempered by approximately $45 million of higher fiber costs, higher other raw material and energy costs and increased distribution expense. In North America, operating profit grew nearly 6 percent because of the higher sales volumes and net selling prices, cost savings, and lower marketing expenses, partially offset by higher fiber costs and increased costs for energy and distribution. Operating profit in Europe

PART II

(Continued)

advanced more than 8 percent principally on the strength of cost savings and favorable currency, tempered by the lower net selling prices. In the developing and emerging markets, operating profit rose more than 20 percent primarily due to favorable product mix, the higher sales volumes and currency effects.

•	Operating profit for business-to-business products increased 8.9 percent. In addition to the higher sales volumes and favorable currency, the segment benefited from more than $14 million in cost savings, primarily in the professional business, and lower start-up costs compared to 2003. These gains were tempered by the lower net selling prices, higher fiber costs, increased other raw materials costs, higher energy and distribution expenses, and higher general and administrative costs. Our professional and global health care businesses both had higher sales volumes in North America and Europe.

•	Other income (expense), net in 2003 included charges of $34 million consisting of $15.6 million for a legal judgment in Europe and $18.4 million for the costs associated with the redemption of $400 million of debentures; and nearly $20 million for charges to write-off an investment in an historic restoration project and to recognize impairment of a nonstrategic facility outside of North America.

•	The higher unallocated—net expenses in 2004 were primarily due to the write off of a consolidated investment in an historic renovation project, higher corporate charitable contributions and increased general business taxes.

2003 versus 2002

	Percent Change in Operating Profit Versus Prior Year
		Change Due To
	Total		Net	Fiber
	Change	Volume	Price	Cost	Currency	Other (a)
Consolidated	(2)	4	(3)	(3)	3	(3)
Personal Care	6	(1)	1	—	2	4
Consumer Tissue	(10)	6	(2)	(7)	3	(10)
Business-to-Business	5	8	(9)	(3)	6	3

(a)	Includes pension, energy and other costs, net of cost savings achieved.

Consolidated operating profit decreased 1.5 percent. Higher promotional spending, increased fiber, distribution and energy costs, increased pension expense of approximately $134 million and a higher level of expenses in other income (expense), net more than offset the benefits of cost reduction programs of about $190 million, favorable currency effects and increased sales volumes. Each of the three business segments incurred more than $40 million of the higher pension costs. Operating profit as a percentage of net sales decreased from 17.9 percent in 2002 to 16.6 percent in 2003.

•	Operating profit for personal care products increased 5.5 percent primarily because the benefits of cost reduction programs and favorable currency effects more than offset the lower net selling prices, lower sales volumes and higher raw materials and distribution costs. Although the competitive environment remained intense through product pricing and promotional activity, North America achieved strong fourth quarter results compared with the high level of incremental promotional spending in the year-ago quarter associated with diaper and training pant count changes at that time. North American operating profit for the full year increased because the aggressive cost reduction efforts more than offset lower net selling prices and the higher pension costs. Operating profit in Europe declined as lower sales volumes more than offset the benefits of cost savings programs. Operating profit in the developing and emerging markets increased because of the higher net selling prices and favorable currency, tempered by higher distribution and marketing costs.

PART II

(Continued)

•	Operating profit for consumer tissue products decreased 9.8 percent because the increased sales volumes and cost reductions were more than offset by higher fiber, distribution and energy costs, the higher pension costs and increased promotional spending. In each of the major regions—North America, Europe and the developing and emerging markets—operating profit declined generally due to the same factors that affected the segment overall.

•	Operating profit for the business-to-business segment increased 4.9 percent as the benefits of cost savings programs, the higher sales volumes and favorable currency effects more than offset lower net selling prices, higher fiber and other materials costs, higher distribution and energy expenses, and the increased pension costs. Operating profit for professional products rose in both North America and Europe primarily due to cost reductions and favorable currency effects. Operating profit for health care products increased because of the higher sales volumes, cost savings and favorable currency effects, tempered by the lower net selling prices.

In 2002, the Corporation recorded charges of approximately $43 million related to business improvement and other programs. Charges related to the plans to streamline manufacturing and administrative operations in Latin America and Europe totaled $14.3 million and $19.1 million, respectively, and consisted principally of employee severance of $16.8 million and asset write-off and disposal costs of $8.4 million. The Corporation also recorded charges of approximately $3 million for employee severance to complete actions that had been initiated in 2001 and approximately $4 million for a one-time national security tax levied on all corporations in Colombia.

The above 2002 charges were recorded in the business segments as follows: personal care $14.8 million; consumer tissue $21.8 million; business-to-business $6.6 million. On a geographic basis, these charges were included as follows: North America $5.8 million; Europe $19.1 million; Asia, Latin America and other $18.3 million. These charges were included in the consolidated income statement as follows: cost of products sold—$19.1 million, consisting principally of employee severance and asset write-off costs; marketing, research and general expenses—$24.1 million, consisting principally of severance, training and other integration costs in Europe.

•	Other income (expense), net in 2003 included the previously mentioned charges of $34 million and nearly $20 million. Included in 2002 were $21 million of charges related to the settlement in December 2002 of securities and shareholder derivative litigation involving Safeskin Corporation (“Safeskin”) and a charge of $26.5 million for the write-off of tax credits in Brazil. The litigation predated the Corporation’s February 2000 acquisition of Safeskin. In addition, the Corporation recorded currency transaction losses in 2003 compared with gains in 2002. Operating losses related to the Corporation’s participation in affordable housing and historic renovation projects increased compared with 2002.

Additional Income Statement Commentary

Synthetic Fuel Partnerships

In April 2003, the Corporation acquired a 49.5 percent minority interest in a synthetic fuel partnership. In October 2004, the Corporation acquired a 49 percent minority interest in an additional synthetic fuel partnership. These partnerships are variable interest entities that are subject to the requirements of FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB 51, (“FIN 46R”). Although these partnerships are variable interest entities (“VIEs”), the Corporation is not the primary beneficiary, and the entities have not been consolidated. Synthetic fuel produced by the partnerships is eligible for synthetic fuel tax credits through 2007.

The production of synthetic fuel results in pretax losses. In 2004 and 2003, these pretax losses totaled $158.4 million and $105.5 million, respectively, and are reported as nonoperating expense on the Corporation’s

PART II

(Continued)

income statement. The synthetic fuel tax credits, as well as tax deductions for the nonoperating losses, reduce the Corporation’s income tax expense. In 2004 and 2003, the Corporation’s participation in the synthetic fuel partnership resulted in $144.4 million and $94.1 million of tax credits, respectively, and the nonoperating losses generated an additional $55.4 million and $37.2 million, respectively, of tax benefits, which combined to reduce the Corporation’s income tax provision by $199.8 million and $131.3 million, respectively. The effect of these benefits increased net income by $41.4 million, $.08 per share in 2004 and $25.8 million, $.05 per share in 2003. The effects of these tax credits are shown separately in the Corporation’s reconciliation of the U.S. statutory rate to its effective income tax rate in Note 14 to the Consolidated Financial Statements.

Because the partnerships have received favorable private letter rulings from the IRS and because the partnerships’ test procedures conform to IRS guidance, the Corporation’s loss exposure under the synthetic fuel partnerships is minimal.

2004 versus 2003

•	Interest expense decreased primarily because of a lower average level of debt, partially offset by higher interest rates.

•	The Corporation’s effective income tax rate was 22.0 percent in 2004 compared with 23.3 percent in 2003. The lower effective tax rate was primarily due to the incremental benefits from the synthetic fuel partnership entered into in 2004.

•	The Corporation’s share of net income of equity affiliates increased $17.8 million from 2003 primarily due to higher earnings at Kimberly-Clark de Mexico, S.A. de C.V. (“KCM”). KCM’s results were boosted by a sales gain of more than 10 percent, with continued double-digit volume growth in its consumer businesses and higher selling prices.

•	Minority owners’ share of subsidiaries’ net income increased $18.3 million primarily due to higher returns on the preferred securities held by the minority interest in the Corporation’s consolidated foreign financing subsidiary (as described below under Financing Commentary).

•	Income from discontinued operations, net of income taxes decreased 41.1 percent due to transaction costs for the Spin-off and to a lesser extent because 2004 includes 11 months’ results versus 12 months in 2003 as the Spin-off occurred on November 30, 2004.

•	As a result of the Corporation’s share repurchase program, the average number of common shares outstanding declined, which benefited 2004 results by $.07 per share.

2003 versus 2002

•	Interest expense decreased primarily due to lower interest rates, partially offset by a higher average level of debt.

•	The Corporation’s effective income tax rate was 23.3 percent in 2003 compared with 28.6 percent in 2002. The lower effective tax rate was primarily due to the benefits from the synthetic fuel partnership described above.

•	The Corporation’s share of net income of equity affiliates was $107.0 million in 2003 compared with $113.3 million in 2002. The decrease was primarily due to lower earnings at Kimberly-Clark de Mexico, S.A. de C.V. (“KCM”) primarily because of depreciation in the value of the peso. KCM’s operating profit benefited from higher sales volumes of about 6 percent and cost savings programs. However, these positive factors could not overcome higher fiber and other materials costs and negative currency effects.

PART II

(Continued)

•	Minority owners’ share of subsidiaries’ net income decreased 4.3 percent primarily due to Kimberly-Clark Australia Pty. Ltd. becoming a wholly-owned subsidiary on June 30, 2002.

•	Income from discontinued operations, net of income taxes decreased 13.7 percent primarily because of lower unit sales volumes and higher fiber costs.

•	As a result of the Corporation’s share repurchase program, the average number of common shares outstanding declined, which benefited 2003 results by $.07 per share.

Liquidity and Capital Resources

	Year Ended December 31
	2004	2003
	(Millions of dollars)
Cash provided by operations	$2,726.2	$2,552.2
Capital spending	535.0	872.9
Acquisitions of businesses, net of cash acquired	—	258.5
Ratio of total debt and preferred securities to capital (a)	37.7%	37.1%
Pretax interest coverage—times	11.5	11.2

(a)	Capital is total debt and preferred securities plus stockholders’ equity and minority owners’ interest in subsidiaries.

Cash Flow Commentary:

•	Cash provided by operations increased $174.0 million or 6.8 percent to a record $2.7 billion reflecting the higher level of net income and noncash charges included in net income.

•	In 2004, the Corporation contributed $200 million to its pension plan trusts compared with $181.9 million in 2003. The significant level of cash provided by operations in 2004 allowed the Corporation to make a contribution of $100 million to its U.S. defined benefit pension plan in December 2004, which had originally been planned for 2005. While the Corporation is not required to make a contribution in 2005 to the U.S. plan, the benefit of an additional contribution will be evaluated. About $38 million will be contributed to plans outside the U.S. in 2005.

Contractual Obligations:

The following table presents the Corporation’s total contractual obligations for which cash flows are fixed or determinable.

	Total	2005	2006	2007	2008	2009	2010+
	(Millions of dollars)
Contractual obligations
Long-term debt	$2,883	$585	$65	$337	$20	$5	$1,871
Interest payments on long-term debt	1,255	149	120	116	92	91	687
Operating leases	240	76	57	32	22	17	36
Unconditional purchase obligations	2,024	488	364	312	242	200	418
Open purchase orders	1,084	1,084	—	—	—	—	—

Total contractual obligations	$7,486	$2,382	$606	$797	$376	$313	$3,012

PART II

(Continued)

Obligations Commentary:

•	The unconditional purchase obligations are for the purchase of raw materials, primarily pulp (including the new long-term pulp agreement with Neenah Paper), and utilities, principally electricity. Although the Corporation is primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, management believes the Corporation’s exposure to losses, if any, under these arrangements is not material.

•	The open purchase orders displayed in the table represent amounts the Corporation anticipates will become payable within the next year for goods and services it has negotiated for delivery.

The above table does not include future payments that the Corporation will make for other postretirement benefit obligations. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, the Corporation anticipates making payments for these obligations within a range from approximately $80 million in 2005 to more than $90 million by 2014.

The table also does not include anticipated payments related to the synthetic fuel partnerships. Such payments will only be made if the partnerships produce synthetic fuel in future years. The Corporation estimates that it will make payments to these partnerships of approximately $160 million in 2005, 2006 and 2007, and will receive income tax benefits and credits in excess of these amounts.

Deferred taxes, minority interest and payments related to pension plans are also not included in the table.

A consolidated financing subsidiary has issued preferred securities that are in substance perpetual and are callable by the subsidiary in November 2008 and each 20-year anniversary thereafter. Management currently anticipates that these securities will not be called in November 2008, the next call date, and therefore they are not included in the above table (see Financing Commentary below and Note 5 to the Consolidated Financial Statements for additional detail regarding these securities).

Investing Commentary:

•	During 2004, the Corporation’s capital spending of $535.0 million, which is equal to 3.5 percent of net sales, was below the long-term targeted range of 5 percent to 6 percent of net sales. The lower level of spending in 2004 resulted from productivity gains and success in leveraging the global scale of existing production capacity. Management believes the capital spending target range of 5 percent to 6 percent is appropriate.

•	The net increase in time deposits in 2003 was primarily attributable to investment of cash accumulated in Korea.

Financing Commentary:

•	At December 31, 2004, total debt and preferred securities was $4.2 billion, the same as the prior year end.

•

There were no changes in the Corporation’s credit ratings in 2004. In July 2003, Standard & Poor’s (“S&P”) revised the Corporation’s credit rating for long-term debt from AA to AA-. Moody’s Investor Service maintained its short- and long-term ratings but changed the Corporation’s outlook to negative from stable, indicating that a ratings downgrade could be possible. These changes were primarily based on the Corporation’s business performance in the heightened competitive environment and because S&P changed the way in which it evaluates liabilities for pensions and other postretirement benefits.

PART II

(Continued)

Management believes that these actions will not have a material adverse effect on the Corporation’s access to credit or its borrowing costs since these credit ratings remain strong. The Corporation’s commercial paper continues to be rated in the top category.

•	At December 31, 2004, the Corporation had $1.2 billion of revolving credit facilities. These facilities, unused at December 31, 2004, permit borrowing at competitive interest rates and are available for general corporate purposes, including backup for commercial paper borrowings. The Corporation pays commitment fees on the unused portion but may cancel the facilities without penalty at any time prior to their expiration. Of these facilities, $600 million expires in September 2005 and the balance expires in November 2009. The Corporation anticipates that these facilities will be renewed when they expire.

•	In February 2001, the Corporation formed a Luxembourg-based financing subsidiary. The subsidiary issued 1 million shares of voting-preferred securities with an aggregate par value of $520 million to a nonaffiliated entity for cash proceeds of $516.5 million. In June 2004, the nonaffiliated entity invested an additional $125 million, increasing the aggregate par value of the voting-preferred securities held by the nonaffiliated entity (the “Securities”). In conjunction with this transaction, the fixed annual rate of return on the Securities was increased from 4.47 percent to 4.56 percent. Approximately 97 percent of these funds were loaned to the Corporation which used them to reduce its outstanding commercial paper. See Note 5 to the Consolidated Financial Statements for additional information.

•	For the full year 2004, the Corporation repurchased approximately 24.8 million shares of its common stock at a cost of about $1.6 billion, including 6.8 million shares repurchased during the fourth quarter at a cost of approximately $429 million. The monthly detail of share repurchases for the fourth quarter of 2004 is included in Part II Item 5 of this Form 10-K. On June 8, 2004, the Corporation’s board of directors authorized the repurchase of an additional 25 million shares of the Corporation’s common stock during the next several years.

Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, repurchases of common stock and other needs in the foreseeable future.

Variable Interest Entities

The Corporation has variable interests in the following financing and real estate entities and in the synthetic fuel partnerships described above.

Financing Entities

The Corporation holds a significant variable interest in two financing entities that were used to monetize long-term notes received from the sale of certain nonstrategic timberlands and related assets, which were sold in 1999 and 1989 to nonaffiliated buyers. These transactions qualified for the installment method of accounting for income tax purposes and met the criteria for immediate profit recognition for financial reporting purposes contained in SFAS 66, Accounting for Sales of Real Estate. These sales involved notes receivable with an aggregate face value of $617 million and a fair value of approximately $593 million at the date of sale. The notes receivable are backed by irrevocable standby letters of credit issued by money center banks, which aggregated $617 million at December 31, 2004.

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

PART II

(Continued)

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

See Note 5 to the Consolidated Financial Statements for a description of the Corporation’s Luxembourg-based financing subsidiary, which is consolidated because the Corporation is the primary beneficiary of the entity.

Real Estate Entities

Effective March 31, 2004, the Corporation adopted FIN 46R for its real estate entities described below. In 1994, the Corporation began participating in the U.S. affordable and historic renovation real estate markets. Investments in these markets are encouraged by laws enacted by the United States Congress and related federal income tax rules and regulations. Accordingly, these investments generate income tax credits and tax losses that are used to reduce the Corporation’s income tax liabilities. The Corporation has invested in these markets through (i) partnership arrangements in which it is a limited partner, (ii) limited liability companies (“LLCs”) in which it is a nonmanaging member and (iii) investments in various funds in which the Corporation is one of many noncontrolling investors. These entities borrow money from third parties generally on a nonrecourse basis and invest in and own various real estate projects.

Adoption of FIN 46R required the Corporation to consolidate ten apartment projects and two hotels because it was the primary beneficiary of each of these real estate ventures. The carrying amount of the assets that serve as collateral for $98.4 million of obligations of these ventures was $147.5 million at December 31, 2004, and these assets are classified as property, plant and equipment on the consolidated balance sheet. The Corporation also has guaranteed $14.6 million of the obligations of these ventures.

The Corporation accounts for its interests in real estate entities that are not consolidated under FIN 46R by the equity method of accounting or by the effective yield method, as appropriate, and has accounted for the related income tax credits and other tax benefits as a reduction in its income tax provision. As of December 31, 2004, the Corporation had a net equity of $21.2 million in its nonconsolidated real estate entities. The Corporation has earned income tax credits totaling approximately $71.8 million, $59.3 million and $49.9 million for December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, total permanent financing debt for the nonconsolidated entities was $221.9 million. A total of $7.6 million of the permanent financing debt is guaranteed by the Corporation and the remainder of this debt is not supported or guaranteed by the Corporation. Except for the guaranteed portion, permanent financing debt is secured solely by the properties and is nonrecourse to the Corporation. From time to time, temporary interim financing is guaranteed by the

PART II

(Continued)

Corporation. In general, the Corporation’s interim financing guarantees are eliminated at the time permanent financing is obtained. At December 31, 2004, $27.9 million of temporary interim financing associated with these nonconsolidated real estate entities was guaranteed by the Corporation.

If the Corporation’s investments in its nonconsolidated real estate entities were to be disposed of at their carrying amounts, a portion of the tax credits may be recaptured and may result in a charge to earnings. As of December 31, 2004, this recapture risk is estimated to be $31.1 million. The Corporation has no current intention of disposing of these investments during the recapture period, nor does it anticipate the need to do so in the foreseeable future in order to satisfy any anticipated liquidity need. Accordingly, the recapture risk is considered to be remote.

At December 31, 2004, the Corporation’s maximum loss exposure for its nonconsolidated real estate entities is estimated to be $87.8 million and was comprised of its net equity in these entities of $21.2 million, its permanent financing guarantees of $7.6 million, its interim financing guarantees of $27.9 million and the income tax credit recapture risk of $31.1 million.

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

Promotion and Rebate Accruals

Among those factors affecting the accruals for promotions are estimates of the number of consumer coupons that will be redeemed and the type and number of activities within promotional programs between the Corporation and its trade customers. Rebate accruals are based on estimates of the quantity of products distributors have sold to specific customers. Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories. Estimates of trade promotion liabilities for promotional program costs incurred, but unpaid, are generally based on estimates of the quantity of customer sales, timing of promotional activities and forecasted costs for activities within the promotional programs. Settlement of these liabilities sometimes occurs in periods subsequent to the date of the promotion activity. Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, favorable end of aisle or in-store product displays and other activities conducted by the customers to promote the Corporation’s products. Promotion accruals as of December 31, 2004 and 2003 were $263.3 million and $222.0 million, respectively. Rebate accruals as of December 31, 2004 and 2003 were $163.0 million and $136.4 million, respectively.

PART II

(Continued)

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

Consolidated pension expense for defined benefit pension plans was $154.8 million in 2004 compared with $165.9 million for 2003. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 8.32 percent in 2004 compared with 8.42 percent in 2003 and will be 8.29 percent in 2005. The expected long-term rate of return on pension fund assets was determined based on several factors, including input from our pension investment consultants and projected long-term returns of broad equity and bond indices. We also considered our U.S. plan’s historical 10-year and 15-year compounded annual returns of 10.92 percent and 9.66 percent, respectively, which have been in excess of these broad equity and bond benchmark indices. We anticipate that on average the investment managers for each of the plans comprising the Principal Plans will generate annual long-term rates of return of at least 8.5 percent. Our expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 70 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and 30 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Also, when deemed appropriate, we execute hedging strategies using index options and futures to limit the downside exposure of certain investments by trading off upside potential above an acceptable level. We executed such hedging strategies in 2003 and 2002. No hedging instruments are currently in place. We will continue to evaluate our long-term rate of return assumptions at least annually and will adjust them as necessary.

We determine pension expense on the fair value of assets rather than a calculated value that averages gains and losses (“Calculated Value”) over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of assets and the actual return based on the fair value of assets. We recognize the variance between actual and expected gains and losses on pension assets in pension expense more rapidly than we would if we used a Calculated Value for plan assets. As of December 31, 2004, the Principal Plans had cumulative unrecognized investment losses and other actuarial losses of approximately $1.7 billion. These unrecognized net losses may increase our future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate our pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under SFAS 87, Employers’ Accounting for Pensions.

The discount (or settlement) rate we used to determine the present value of our future U.S. pension obligations at December 31, 2004 was based on a yield curve constructed from a portfolio of high quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rate for our U.S. pension obligations. For our non-U.S. Principal Plans, we established discount rates

PART II

(Continued)

using the long-term local government bond rates increased by the interest rate spread between the U.S. discount rate and long-term U.S. government bond rates. The weighted-average discount rate for the Principal Plans decreased to 5.77 percent at December 31, 2004 from 5.97 percent at December 31, 2003.

We estimate that our consolidated pension expense will approximate $160 million in 2005. This estimate reflects the effect of the actuarial losses and is based on an expected weighted-average long-term rate of return on assets in the Principal Plans of 8.50 percent, a weighted-average discount rate for the Principal Plans of 5.77 percent and various other assumptions. Pension expense beyond 2005 will depend on future investment performance, the Corporation’s contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

If the expected long-term rate of return on assets for our Principal Plans was lowered by 0.25 percent, our annual pension expense would increase by approximately $9 million. If the discount rate assumptions for these same plans were reduced by 0.25 percent, our annual pension expense would increase by approximately $13 million and our December 31, 2004 minimum pension liability would increase by about $147 million.

The fair value of the assets in our defined benefit plans was $4.0 billion at December 31, 2004 and December 31, 2003. Lower discount rates have caused the projected benefit obligations (the “PBO”) of the defined benefit plans to exceed the fair value of plan assets by approximately $1.2 billion at December 31, 2004 and December 31, 2003. Primarily due to the lower discount rates, the ABO of our defined benefit plans exceeded plan assets by about $.9 billion at the end of 2004. At the end of 2003, the ABO exceeded the fair value of plan assets by about $.8 billion. On a consolidated basis, the Corporation contributed about $200 million to pension trusts in 2004 compared with $181.9 million in 2003. In addition, the Corporation made direct benefit payments of $21.4 million in 2004 compared to $29.7 million in 2003. While the Corporation is not required to make a contribution in 2005 to the U.S. plan, the benefit of a contribution will be evaluated. About $38 million will be contributed to plans outside the U.S. in 2005.

The discount rate used for each country’s pension obligation is identical to the discount rate used for that country’s other postretirement obligation. The discount rates displayed for the two types of obligations for the Corporation’s consolidated operations may appear different due to the weighting used in the calculation of the two weighted-average discount rates.

Retained Insurable Risks

We retain selected insurable risks, primarily related to property damage, workers’ compensation, and product, automobile and premises liability based upon historical loss patterns and management’s judgment of cost effective risk retention. Accrued liabilities for incurred but not reported events, principally related to workers compensation and automobile liability, are based upon loss development factors provided to us by our external insurance brokers.

Excess and Obsolete Inventory

We require all excess, obsolete, damaged or off-quality inventories including raw materials, in-process, finished goods, and spare parts to be adequately reserved for or to be disposed of. Our process requires an ongoing tracking of the aging of inventories to be reviewed in conjunction with current marketing plans to ensure that any excess or obsolete inventories are identified on a timely basis. This process requires judgments be made about the salability of existing stock in relation to sales projections. The evaluation of the adequacy of provision for obsolete and excess inventories is performed on at least a quarterly basis. No provisions for future obsolescence, damage or off-quality inventories are made.

PART II

(Continued)

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts that represents our best estimate of the accounts receivable that will not be collected. We base our estimate on, among other things, historical collection experience, a review of the current aging status of customer receivables, and a review of specific information for those customers that are deemed to be higher risk. When we become aware of a customer whose continued operating success is questionable, we closely monitor collection of their receivable balance and may require the customer to prepay for current shipments. If a customer enters a bankruptcy action, we monitor the progress of that action to determine when and if an additional provision for non-collectibility is warranted. We evaluate the adequacy of the allowance for doubtful accounts on at least a quarterly basis. The allowance for doubtful accounts at December 31, 2004 and 2003 was $42.5 million and $47.9 million, respectively, and our write-off of uncollectible accounts was $13.6 million and $15.5 million in 2004 and 2003, respectively.

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

Goodwill and Other Intangible Assets

We test the carrying amount of goodwill annually as of the beginning of the fourth quarter and whenever events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with SFAS 142, Goodwill and Other Intangible Assets. Impairment testing is conducted at the operating segment level of our businesses and is based on a discounted cash flow approach to determine the fair value of each operating segment. The determination of fair value requires significant management judgment including estimating future sales volumes, growth rates of selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate. We also test the sensitivities of these fair value estimates to changes in our growth assumptions of sales volumes, selling prices and costs. If the carrying amount of an operating segment that contains goodwill exceeds fair value, a possible

PART II

(Continued)

impairment would be indicated. If a possible impairment is indicated, we would estimate the implied fair value of goodwill by comparing the carrying amount of the net assets of the unit excluding goodwill to the total fair value of the unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded. We also use judgment in assessing whether we need to test more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. We have completed our annual goodwill impairment testing and have determined that none of our $2.7 billion of goodwill is impaired.

We have no intangible assets with indefinite useful lives. We have other intangible assets with a gross carrying amount of approximately $276 million and a net carrying amount of about $185 million. These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset exceeds its fair value based on estimated future undiscounted cash flows, an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows. We use judgment in assessing whether the carrying amount of our intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.

Primary Beneficiary Determination of Variable Interest Entities

The determination of the primary beneficiary of variable interest entities under FIN 46R requires estimating the probable future cash flows of each VIE using a computer simulation model, determining the variability of such cash flows and their present values. Estimating the probable future cash flows of each VIE requires the exercise of significant management judgment. The resulting present values are then allocated to the various participants in each VIE in accordance with their beneficial interests. The participant that is allocated the majority of the present value of the variability is the primary beneficiary and is required to consolidate the VIE under FIN 46R.

Deferred Income Taxes and Potential Assessments

As of December 31, 2004, the Corporation has recorded deferred tax assets related to income tax loss carryforwards and income tax credit carryforwards totaling $519.5 million and has established valuation allowances against these deferred tax assets of $252.4 million, thereby resulting in a net deferred tax asset of $267.1 million. As of December 31, 2003, the net deferred tax asset was $220.1 million. These income tax losses and credits are in non-U.S. taxing jurisdictions and in certain states within the U.S. In determining the valuation allowances to establish against these deferred tax assets, the Corporation considers many factors, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Corporation concludes that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2004, United States income taxes and foreign withholding taxes have not been provided on approximately $4.0 billion of unremitted earnings of subsidiaries operating outside the U.S. in accordance with Accounting Principles Board (“APB”) Opinion 23, Accounting for Income Taxes, Special Areas. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination as appropriate. The

PART II

(Continued)

Corporation currently is evaluating the effect of the American Jobs Creation Act on the unremitted earnings of its non-U.S. subsidiaries and expects to complete that evaluation by June 30, 2005. At this time, it is not possible to reasonably estimate the amount of unremitted earnings that may be repatriated and the income tax effects of such repatriation.

The Corporation records liabilities in current income taxes for potential assessments. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. The Corporation’s U.S. federal income tax returns have been audited through 2001. IRS assessments of additional taxes have been paid through 1998. Refund actions are pending in Federal District Court or the IRS Appeals Office for the years 1987 through 1998. Management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on the Corporation’s business, financial condition, results of operations or liquidity.

Contingencies and Legal Matters

Litigation

The following is a brief description of certain legal and administrative proceedings to which the Corporation or its subsidiaries is a party or to which the Corporation’s or its subsidiaries’ properties are subject. In management’s opinion, none of the legal and administrative proceedings described below, individually or in the aggregate, is expected to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

As of December 31, 2004, the Corporation, along with many other nonaffiliated companies, was a party to lawsuits with allegations of personal injury resulting from asbestos exposure on the defendants’ premises and allegations that the defendants manufactured, sold, distributed or installed products which cause asbestos-related lung disease. These general allegations are often made against the Corporation without any apparent evidence or identification of a specific product or premises of the Corporation. The Corporation has denied the allegations and raised numerous defenses in all of these asbestos cases. All asbestos claims have been tendered to the Corporation’s insurance carriers for defense and indemnity. The financial statements reflect appropriate accruals for the Corporation’s portion of the costs estimated to be incurred in connection with resolving these claims.

Contingency

One of the Corporation’s North American tissue mills has an agreement to provide its local utility company a specified amount of electric power for each of the next 12 years. In the event that the mill was shut down, the Corporation would be required to continue to operate the power generation facility on behalf of its owner, the local utility company. The net present value of the cost to fulfill this agreement as of December 31, 2004 is estimated to be approximately $120 million. Management considers the probability of closure of this mill to be remote.

Environmental Matters

The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites, none of which, individually or in the aggregate, in management’s opinion, is likely to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

PART II

(Continued)

New Accounting Standards

In November 2004, the FASB issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS 151 will not have a material effect on the Corporation’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. In general, the accounting required by SFAS 123R is similar to that of SFAS 123. However, SFAS 123 gave companies a choice to either recognize the fair value of stock options in their income statements or to disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted.

SFAS 123R permits adoption of its requirements using one of two transition methods:

1. A modified prospective transition (“MPT”) method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date.

2. A modified retrospective transition (“MRT”) method which includes the requirements of the MPT method described above, but also permits restatement of financial statements based on the amounts previously disclosed under SFAS 123’s pro forma disclosure requirements either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Corporation is currently evaluating the timing and manner in which it will adopt SFAS 123R.

As permitted by SFAS 123, the Corporation currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, has recognized no compensation cost for employee stock options. Accordingly, adoption of SFAS 123R’s fair value method will have a slight effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income and earnings per share disclosures shown in Note 1 to the Consolidated Financial Statements.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption. While those amounts cannot be estimated for future periods (because they depend on, among other things, when employees will exercise the stock options and the market price of the Corporation’s stock at the time of exercise), the amount of operating cash flows generated in prior periods for such excess tax deductions was $30.9 million, $7.4 million and $9.9 million in 2004, 2003 and 2002, respectively.

Business Outlook

For 2005, the Corporation is targeting sales growth of 3 to 5 percent, consistent with its long-term objective. Based on plans to drive innovation, the gain is expected to come largely from improvement in sales volumes,

PART II

(Continued)

with price, mix and currency assumed to be about flat. The Corporation is targeting to deliver $150 million in cost savings, which should help improve operating profit margin by up to 20 basis points despite inflationary cost increases. The Corporation expects to deliver earnings of $3.70 to $3.85 per share for the year, representing mid to high single-digit growth compared with net income from continuing operations of $3.55 in 2004.

Cash flow is expected to continue to be strong which will enable the Corporation to again return a significant amount of cash to shareholders in 2005. Common share repurchases are currently targeted to be at least $1 billion during the year and dividends on common stock have been increased by 12.5 percent effective with the April payment. Capital spending is estimated to be $800 million in 2005, which should be toward the low end of the Corporation’s long-term target of 5 to 6 percent of net sales.

For the first quarter of 2005, earnings are expected to be in a range of 92 to 94 cents per share compared with earnings per share from continuing operations of 88 cents in 2004. This would represent growth of approximately 5 to 7 percent, similar to the expected level of improvement for the full year. The Corporation is planning to step up its marketing spending in the quarter compared with the prior year to support a very active schedule of product launches, including Huggies toiletries, new Pull-Ups training pants with Wetness Indicators and Scott Extra Soft bathroom tissue. The Corporation also expects to face continued cost increases in the first quarter, particularly for fiber as well as resin and other oil-based materials.

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

The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside the control of the Corporation, including the prices and availability of the Corporation’s raw materials, potential competitive pressures on selling prices or advertising and promotion expenses for the Corporation’s products, and fluctuations in foreign currency exchange rates, as well as general economic conditions in the markets in which the Corporation does business, also could impact the realization of such estimates.

For a description of these and other factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see Item I of this Annual Report on Form 10-K entitled “Factors That May Affect Future Results.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, the Corporation is exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. All foreign currency derivative instruments are either exchange traded or are entered into with major financial institutions. The Corporation’s credit exposure under these arrangements is limited to these agreements with a positive fair value at the reporting date. Credit risk with respect to the counterparties is considered minimal in view of the financial strength of the counterparties.

PART II

(Continued)

Presented below is a description of our most significant risks (foreign currency risk, interest rate risk and commodity price risk) together with a sensitivity analysis, performed annually, of each of these risks based on selected changes in market rates and prices. These analyses reflect our view of changes which are reasonably possible to occur over a one-year period.

Foreign Currency Risk

Foreign currency risk is managed by the systematic use of foreign currency forward, option and swap contracts. The use of these instruments allows management of transactional exposure to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Prior to 2004, foreign currency risk was managed by the selective, rather than the systematic, use of foreign currency forward, option and swap contracts. Management does not foresee or expect any significant change in its foreign currency risk exposures or in the strategies it employs to manage them in the near future.

Foreign currency contracts and transactional exposures are sensitive to changes in foreign currency exchange rates. We perform an annual test to quantify the effects that possible changes in foreign currency exchange rates would have on our annual operating profit based on the foreign currency contracts and transactional exposures of the Corporation and its foreign affiliates at the current year-end. The balance sheet effect is calculated by multiplying each affiliate’s net monetary asset or liability position by a 10 percent change in the foreign currency exchange rate versus the U.S. dollar. The results of this sensitivity test are presented in the following paragraph.

As of December 31, 2004, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have resulted in a net pretax loss of approximately $43 million. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2004 rates and the assumed rates. In the view of management, the above hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position, results of operations or cash flows.

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

As of December 31, 2004, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders’ equity by approximately $638 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2004 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position.

Interest Rate Risk

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management

PART II

(Continued)

deems appropriate. At December 31, 2004, the debt portfolio was composed of approximately 35 percent variable-rate debt and 65 percent fixed-rate debt. The strategy employed to manage exposure to interest rate fluctuations consists primarily of a target mix of fixed and floating rate debt. The Corporation’s target for variable rate debt is 40 percent to 50 percent and is designed to balance the Corporation’s cost of financing with its interest rate risk.

We perform two separate tests to determine whether changes in interest rates would have a significant effect on our financial position or future results of operations. Both tests are based on our consolidated debt levels at the time of the test. The first test estimates the effect of interest rate changes on our fixed-rate debt. Interest rate changes would result in gains or losses in the market value of fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to fixed-rate debt outstanding at December 31, 2004, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $110 million. The second test estimates the potential effect on future pretax income that would result from increased interest rates applied to our current level of variable-rate debt. With respect to commercial paper and other variable-rate debt, a 10 percent increase in interest rates would not have had a material effect on the future results of operations or cash flows.

Commodity Price Risk

The Corporation is subject to commodity price risk, the most significant of which relates to the price of pulp. Selling prices of tissue products are influenced, in part, by the market price for pulp, which is determined by industry supply and demand. On a worldwide basis prior to the Spin-off, the Corporation supplied approximately 40 percent of its virgin fiber needs from internal pulp manufacturing operations. The Spin-off has reduced the internal pulp supply to approximately 10 percent. As previously discussed under Factors That May Affect Future Results, increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.

In addition, the Corporation is subject to price risk for utilities, primarily natural gas, which are used in its manufacturing operations. Derivative instruments are used to hedge a portion of this risk when it is deemed prudent to do so by management.

Management does not believe that these risks are material to the Corporation’s business or its consolidated financial position, results of operations or cash flows.

PART II

(Continued)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
	2004	2003	2002
	(Millions of dollars, except per share amounts)
Net Sales	$15,083.2	$14,026.3	$13,231.5
Cost of products sold	10,014.7	9,231.9	8,537.7

Gross Profit	5,068.5	4,794.4	4,693.8
Marketing, research and general expenses	2,510.9	2,350.3	2,251.8
Other (income) expense, net	51.2	112.5	73.7

Operating Profit	2,506.4	2,331.6	2,368.3
Nonoperating expense	(158.4)	(105.5)	—
Interest income	17.9	18.0	15.7
Interest expense	(162.5)	(167.8)	(181.9)

Income Before Income Taxes, Equity Interests, Discontinued Operations and Cumulative Effect of Accounting Change	2,203.4	2,076.3	2,202.1
Provision for income taxes	(483.9)	(484.1)	(629.9)
Share of net income of equity companies	124.8	107.0	113.3
Minority owners’ share of subsidiaries’ net income	(73.9)	(55.6)	(58.1)

Income From Continuing Operations	1,770.4	1,643.6	1,627.4
Income From Discontinued Operations, Net of Income Taxes	29.8	50.6	58.6

Income Before Cumulative Effect of Accounting Change	1,800.2	1,694.2	1,686.0
Cumulative effect of accounting change, net of income taxes	—	—	(11.4)

Net Income	$1,800.2	$1,694.2	$1,674.6

Per Share Basis
Basic
Continuing operations	$3.58	$3.24	$3.15
Discontinued operations	.06	.10	.11
Cumulative effect of accounting change	—	—	(.02)

Net income	$3.64	$3.34	$3.24

Diluted
Continuing operations	$3.55	$3.23	$3.13
Discontinued operations	.06	.10	.11
Cumulative effect of accounting change	—	—	(.02)

Net income	$3.61	$3.33	$3.22

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31
	2004	2003
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$594.0	$290.6
Accounts receivable, net	2,038.3	1,955.1
Inventories	1,670.9	1,563.4
Deferred income taxes	278.2	281.4
Other current assets	380.5	347.6

Total Current Assets	4,961.9	4,438.1
Property, Plant and Equipment, net	7,990.5	8,263.4
Investments in Equity Companies	444.4	427.7
Goodwill	2,702.9	2,649.1
Other Assets	918.3	1,001.6

	$17,018.0	$16,779.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1,214.7	$864.3
Trade accounts payable	983.2	857.9
Other payables	265.5	283.5
Accrued expenses	1,431.6	1,374.7
Accrued income taxes	448.0	367.2
Dividends payable	194.2	171.1

Total Current Liabilities	4,537.2	3,918.7
Long-Term Debt	2,298.0	2,733.7
Noncurrent Employee Benefit and Other Obligations	1,621.7	1,614.4
Deferred Income Taxes	840.3	880.6
Minority Owners’ Interests in Subsidiaries	368.4	298.3
Preferred Securities of Subsidiary	722.9	567.9
Stockholders’ Equity
Preferred stock—no par value—authorized 20.0 million shares, none issued	—	—
Common stock—$1.25 par value—authorized 1.2 billion shares; issued 568.6 million shares at December 31, 2004 and 2003	710.8	710.8
Additional paid-in capital	348.6	406.9
Common stock held in treasury, at cost—85.7 million and 67.0 million shares at December 31, 2004 and 2003	(5,047.5)	(3,818.1)
Accumulated other comprehensive income (loss)	(1,226.0)	(1,565.4)
Retained earnings	11,865.9	11,059.2
Unearned compensation on restricted stock	(22.3)	(27.1)

Total Stockholders’ Equity	6,629.5	6,766.3

	$17,018.0	$16,779.9

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Unearned Compensation on Restricted Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Compre- hensive Income
	Shares	Amount		Shares	Amount
	(Dollars in millions, shares in thousands)
Balance at December 31, 2001	568,597	$710.8	$415.6	47,587	$(2,748.2)	$(34.6)	$8,999.5	$(1,696.2)
Net income	—	—	—	—	—	—	1,674.6	—	$1,674.6
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	96.4	96.4
Minimum pension liability	—	—	—	—	—	—	—	(555.7)	(555.7)
Other	—	—	—	—	—	—	—	(2.2)	(2.2)

Total comprehensive income									$1,213.1

Options exercised and other awards	—	—	(7.7)	(1,627)	76.6	—	—	—
Option and restricted share income tax benefits	—	—	9.9	—	—	—	—	—
Shares repurchased	—	—	—	11,980	(683.6)	—	—	—
Net issuance of restricted stock, less amortization	—	—	1.2	(98)	4.6	9.4	—	—
Dividends declared	—	—	—	—	—	—	(620.1)	—

Balance at December 31, 2002	568,597	710.8	419.0	57,842	(3,350.6)	(25.2)	10,054.0	(2,157.7)
Net income	—	—	—	—	—	—	1,694.2	—	$1,694.2
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	742.8	742.8
Minimum pension liability	—	—	—	—	—	—	—	(146.2)	(146.2)
Other	—	—	—	—	—	—	—	(4.3)	(4.3)

Total comprehensive income									$2,286.5

Options exercised and other awards	—	—	(18.0)	(988)	49.0	—	—	—
Option and restricted share income tax benefits	—	—	7.4	—	—	—	—	—
Shares repurchased	—	—	—	10,569	(537.1)	—	—	—
Net issuance of restricted stock, less amortization	—	—	(1.5)	(415)	20.6	(1.9)	—	—
Dividends declared	—	—	—	—	—	—	(689.0)	—

Balance at December 31, 2003	568,597	710.8	406.9	67,008	(3,818.1)	(27.1)	11,059.2	(1,565.4)
Net income	—	—	—	—	—	—	1,800.2	—	$1,800.2
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	415.8	415.8
Minimum pension liability	—	—	—	—	—	—	—	(47.8)	(47.8)
Other	—	—	—	—	—	—	—	(4.2)	(4.2)

Total comprehensive income									$2,164.0

Options exercised and other awards	—	—	(88.9)	(6,239)	378.9	—	—	—
Option and restricted share income tax benefits	—	—	30.9	—	—	—	—	—
Shares repurchased	—	—	—	25,061	(1,617.3)	—	—	—
Net issuance of restricted stock, less amortization	—	—	(.3)	(136)	9.0	4.8	—	—
Dividends declared	—	—	—	—	—	—	(791.0)	—
Spin-off of Neenah Paper, Inc.	—	—	—	—	—	—	(202.5)	(24.4)

Balance at December 31, 2004	568,597	$710.8	$348.6	85,694	$(5,047.5)	$(22.3)	$11,865.9	$(1,226.0)

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
	2004	2003	2002
	(Millions of dollars)
Continuing Operations:

Operating Activities
Income from continuing operations	$1,770.4	$1,643.6	$1,627.4
Depreciation and amortization	800.3	745.3	704.4
Deferred income tax (benefit) provision	(19.4)	(50.8)	189.0
Net losses on asset dispositions	45.5	35.0	37.7
Equity companies’ earnings in excess of dividends paid	(30.1)	(9.6)	(8.2)
Minority owners’ share of subsidiaries’ net income	73.9	55.6	58.1
Decrease (increase) in operating working capital	133.0	118.2	(197.8)
Postretirement benefits	(54.4)	(59.9)	(118.5)
Other	7.0	74.8	49.4

Cash Provided by Operations	2,726.2	2,552.2	2,341.5

Investing Activities
Capital spending	(535.0)	(872.9)	(861.3)
Acquisitions of businesses, net of cash acquired	—	(258.5)	(410.8)
Investments in marketable securities	(11.5)	(10.8)	(9.0)
Proceeds from sales of investments	38.0	29.4	44.9
Net increase in time deposits	(22.9)	(149.0)	(36.9)
Proceeds from dispositions of property	30.7	7.6	4.8
Other	5.3	(5.9)	(19.0)

Cash Used for Investing	(495.4)	(1,260.1)	(1,287.3)

Financing Activities
Cash dividends paid	(767.9)	(671.9)	(612.7)
Net decrease in short-term debt	(54.7)	(424.2)	(423.9)
Proceeds from issuance of long-term debt	38.7	540.8	823.1
Repayments of long-term debt	(199.0)	(481.6)	(154.6)
Proceeds from preferred securities of subsidiary	125.0	—	—
Proceeds from exercise of stock options	290.0	31.0	68.9
Acquisitions of common stock for the treasury	(1,598.0)	(546.7)	(680.7)
Other	(9.0)	(18.3)	(34.9)

Cash Used for Financing	(2,174.9)	(1,570.9)	(1,014.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.1	18.6	14.7

Cash Provided by (Used for) Continuing Operations	60.0	(260.2)	54.1

Discontinued Operations:
Cash provided by discontinued operations	30.0	56.3	75.9
Cash payment from Neenah Paper, Inc.	213.4	—	—

Cash Provided by Discontinued Operations	243.4	56.3	75.9

Increase (Decrease) in Cash and Cash Equivalents	303.4	(203.9)	130.0

Cash and Cash Equivalents, beginning of year	290.6	494.5	364.5

Cash and Cash Equivalents, end of year	$594.0	$290.6	$494.5

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

On November 30, 2004, the Corporation completed the spin-off of Neenah Paper, Inc. (“Neenah Paper”), a wholly-owned subsidiary that owned the Corporation’s Canadian pulp business and its U.S. fine paper and technical paper businesses (the “Spin-off”). The Spin-off was accomplished by a distribution of all of the shares of Neenah Paper’s common stock to the Corporation’s stockholders, and no gain or loss was recorded by the Corporation. Holders of common stock received a divided of one share of Neenah Paper for every 33 shares of stock held. Based on a private letter ruling received from the Internal Revenue Service, receipt of the Neenah Paper shares in the distribution was tax-free for U.S. federal income tax purposes. As a result of the Spin-off the Corporation’s prior period Consolidated Income Statements and Cash Flow Statements and related disclosures present the fine paper and technical paper businesses as discontinued operations, which is discussed in Note 2. The December 31, 2003 Consolidated Balance Sheet and prior period Consolidated Statements of Stockholders Equity and Comprehensive Income and related disclosures are presented on their historic basis, and unless otherwise noted, the information contained in the notes to the consolidated financial statements relates to the Corporation’s continuing operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, consumer and trade promotion and rebate accruals, pension benefits, retained insurable risks, excess and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets, determining the primary beneficiary of variable interest entities, deferred tax assets and potential income tax assessments, and contingencies.

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

Available-for-Sale Securities

Available-for-sale securities, consisting of debt securities issued by non-U.S. governments and unaffiliated corporations, are carried at market value. Securities with maturity dates of one year or less are included in other

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current assets and were $6.6 million and $8.7 million at December 31, 2004 and 2003, respectively. Securities with maturity dates greater than one year are included in other assets and were $13.0 million and $10.5 million at December 31, 2004 and 2003, respectively. The securities are held by the Corporation’s consolidated foreign financing subsidiary described in Note 5. Unrealized holding gains or losses on these securities are recorded in other comprehensive income until realized. No significant gains or losses were recognized in income for any of the three years ended December 31, 2004.

Property and Depreciation

For financial reporting purposes, property, plant and equipment are stated at cost and are depreciated principally on the straight-line method. Buildings are depreciated over their estimated useful lives, primarily 40 years. Machinery and equipment are depreciated over their estimated useful lives, primarily ranging from 16 to 20 years. For income tax purposes, accelerated methods of depreciation are used. Purchases of computer software are capitalized. External costs and certain internal costs (including payroll and payroll-related costs of employees) directly associated with developing significant computer software applications for internal use are capitalized. Training and data conversion costs are expensed as incurred. Computer software costs are amortized on the straight-line method over the estimated useful life of the software, which generally does not exceed five years.

Estimated useful lives are periodically reviewed and, when warranted, changes are made to them. Long-lived assets, including computer software, are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use and eventual disposition of an asset group, which are identifiable and largely independent of other assets groups, are less than the carrying amount of the asset group. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is generally measured using discounted cash flows. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet and any gain or loss on the transaction is included in income.

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

The Corporation has no intangible assets with indefinite useful lives. Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. Measurement of an impairment loss would be based on discounted future cash flows compared to the carrying amount of the asset.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sales Incentives and Trade Promotion Allowances

The cost of promotion activities provided to customers is classified as a reduction in sales revenue. In addition, the estimated redemption value of consumer coupons is recorded at the time the coupons are issued and classified as a reduction in sales revenue. On January 1, 2002, the Corporation adopted Emerging Issues Task Force (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The adoption of EITF 01-9 did not change reported earnings for 2001 but did require the recording of a cumulative effect of a change in accounting principle in 2002, equal to an after-tax charge of approximately $.02 per share, which resulted from a change in the period for recognizing the costs of coupons.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

The income statements of foreign operations, other than those in hyperinflationary economies, are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders’ equity as unrealized translation adjustments.

The income statements and balance sheets of operations in hyperinflationary economies are translated into U.S. dollars using both current and historical rates of exchange. The effect of exchange rates on monetary assets and liabilities is reflected in income. Operations in Turkey and Russia (prior to 2003) are deemed to be hyperinflationary.

Derivative Instruments and Hedging

All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in income or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in current income in the period that changes in fair value occur. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income in the period that changes in fair value occur.

Stock-Based Employee Compensation

The Corporation’s stock-based employee compensation plan is described in Note 12. The Corporation continues to account for stock-based compensation using the intrinsic-value method permitted by APB Opinion 25, Accounting for Stock Issued to Employees. No employee compensation for stock options has been charged to earnings because the exercise prices of all stock options granted under this plan have been equal to the market value of the Corporation’s common stock at the date of grant. The following presents information about net income and earnings per share (“EPS”) as if the Corporation had applied the fair value expense recognition requirements of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, to all employee stock options granted under the plan.

	Year Ended December 31
	2004	2003	2002
	(Millions of dollars)
Net income, as reported	$1,800.2	$1,694.2	$1,674.6
Less: Stock-based employee compensation determined under the fair value requirements of SFAS 123, net of income tax benefits	38.6	55.6	70.2

Pro forma net income	$1,761.6	$1,638.6	$1,604.4

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31
	2004	2003	2002
Earnings per share

Basic—as reported	$3.64	$3.34	$3.24

Basic—pro forma	$3.56	$3.23	$3.10

Diluted—as reported	$3.61	$3.33	$3.22

Diluted—pro forma	$3.53	$3.22	$3.09

Pursuant to the requirements of SFAS 123, the weighted-average fair value of the individual employee stock options granted during 2004, 2003 and 2002 have been estimated as $15.49, $9.09 and $16.57, respectively, on the date of grant. The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

	2004	2003	2002
Dividend yield	2.49%	3.05%	1.97%
Volatility	26.45%	26.49%	26.91%
Risk-free interest rate	3.83%	2.83%	4.30%
Expected life—years	5.9	5.8	5.8

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. In general, the accounting required by SFAS 123R is similar to that of SFAS 123. However, SFAS 123 gave companies a choice to either recognize the fair value of stock options in their income statements or to disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted.

SFAS 123R permits adoption of its requirements using one of two transition methods:

1. A modified prospective transition (“MPT”) method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date.

2. A modified retrospective transition (“MRT”) method which includes the requirements of the MPT method described above, but also permits restatement of financial statements based on the amounts previously disclosed under SFAS 123’s pro forma disclosure requirements either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Corporation is currently evaluating the timing and manner in which it will adopt SFAS 123R.

As permitted by SFAS 123, the Corporation currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, has recognized no compensation cost for employee stock options. Accordingly, adoption of SFAS 123R’s fair value method will have a slight effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income and earnings per share disclosures as shown above.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption. While those amounts cannot be estimated for future periods (because they depend on, among other things, when employees will exercise the stock options and the market price of the Corporation’s stock at the time of exercise), the amount of operating cash flows generated in prior periods for such excess tax deductions was $30.9 million, $7.4 million and $9.9 million in 2004, 2003 and 2002, respectively.

Accounting Standards Changes

On January 1, 2003, the Corporation adopted SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses the accounting and reporting for the retirement of long-lived assets and related retirement costs. Adoption of SFAS 143 did not have a material effect on the Corporation’s financial statements.

On January 1, 2003, the Corporation adopted SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Adoption of SFAS 146 had no effect on the Corporation’s financial statements.

On January 1, 2003, the Corporation adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires disclosure of guarantees. It also requires liability recognition for the fair value of guarantees made after December 31, 2002. Adoption of FIN 45 did not have a material effect on the Corporation’s financial statements.

In May 2003, FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires that certain instruments classified as part of stockholders’ equity or between stockholders’ equity and liabilities be classified as liabilities. The Corporation has no instruments that would be affected by SFAS 150.

In December 2003, the FASB issued FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB 51, (“FIN 46R”). FIN 46R requires consolidation of entities in which the Corporation is the primary beneficiary, despite not having voting control. Likewise, it does not permit consolidation of entities in which the Corporation has voting control but is not the primary beneficiary. The Corporation has adopted FIN 46R for all of its applicable variable interest entities – its financing entities in 2003, and its real estate entities and synthetic fuel partnerships in 2004. The adoption of FIN 46R did not have a material effect on the Corporation’s financial statements.

In December 2003, the FASB issued SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“SFAS 132R”). SFAS 132R revises the disclosures for pension plans and other postretirement benefit plans. The Corporation has adopted these disclosure requirements.

Effective April 1, 2004, the Corporation adopted FASB Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See Note 11.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Discontinued Operations

In connection with the Spin-off discussed in Note 1, the Corporation received a $213.4 million cash payment from Neenah Paper. The Consolidated Income Statements, Cash Flow Statements and related disclosures present the results of Neenah Paper’s fine paper and technical paper businesses, which were previously included in the Business-to-Business segment, as discontinued operations for all periods presented. Prior to the Spin-off, the Corporation internally consumed approximately 90 percent of the pulp produced by the Canadian pulp business. In connection with the Spin-off, the Corporation entered into a long-term pulp supply agreement with Neenah Paper (as discussed in Note 9), whereby the Corporation will continue to consume a substantial portion of the pulp produced by Neenah Paper. Because the Corporation will continue to incur pulp costs in its continuing operations, the results of Neenah Paper’s Canadian pulp business are not included in discontinued operations.

Summarized financial information for discontinued operations is presented below:

	2004(a)	2003	2002
	(Millions of dollars)
Net sales	$317.7	$321.7	$334.8
Income before income taxes	59.2	80.7	95.3
Provision for income taxes	(29.4)	(30.1)	(36.7)
Income from discontinued operations	29.8	50.6	58.6

(a)	Includes operations through November 30, 2004; also included are transaction costs related to the Spin-off.

A summary of the assets, liabilities and accumulated other comprehensive income of Neenah Paper that were spun off is presented below:

November 30, 2004
(Millions of dollars)
Assets

Current assets	$191.3
Property, plant and equipment, net	375.4
Timberlands	5.3
Other assets	45.7

617.7

Liabilities and Accumulated Other Comprehensive Income

Current liabilities	67.3
Long-Term Debt	225.0
Noncurrent employee benefits and other obligations	57.2
Deferred income taxes and other liabilities	41.3
Accumulated other comprehensive income	24.4

415.2

Total Distribution Charged to Retained Earnings	$202.5

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Acquisitions and Intangible Assets

Acquisitions

During the first quarter of 2003, the Corporation purchased the Klucze tissue business in Poland. This acquisition was consistent with the Corporation’s strategy of growing its global consumer tissue business and provides it with a strong platform to expand its business. The allocation of the purchase price to the fair value of assets and liabilities acquired was completed in 2003 and resulted in recognition of goodwill and other intangible assets of approximately $20 million.

During the third quarter of 2003, the Corporation acquired an additional 49 percent interest in Kimberly-Clark Peru S.A. and the remaining 50 percent interest in its tissue joint venture in Brazil (Klabin Kimberly S.A.). The cost of these acquisitions totaled approximately $200 million. These acquisitions were a result of the partners in each of the ventures exercising their options to sell their ownership interest to the Corporation. The allocation of the purchase price to the fair value of assets and liabilities acquired was completed in 2004 and resulted in recognition of goodwill and other intangible assets of approximately $140 million.

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

The costs of other acquisitions relating primarily to increased ownership and expansion outside North America in 2003 and 2002 were $3.0 million and $16.2 million, respectively. The Corporation recognized goodwill on these other acquisitions of $1.2 million in 2003 and $8.9 million in 2002.

Goodwill

The changes in the carrying amount of goodwill by business segment are as follows:

	Personal Care	Consumer Tissue	Business- to-Business	Total
	(Millions of dollars)
Balance at January 1, 2003	$425.4	$339.7	$1,489.8	$2,254.9
Acquisitions	1.8	143.4	24.1	169.3
Currency and other	87.6	111.0	26.3	224.9

Balance at December 31, 2003	514.8	594.1	1,540.2	2,649.1
Currency and other	28.3	16.4	9.1	53.8

Balance at December 31, 2004	$543.1	$610.5	$1,549.3	$2,702.9

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

Intangible assets subject to amortization are included in Other Assets and consist of the following at December 31:

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions of dollars)
Trademarks	$213.5	$60.7	$204.8	$50.0
Patents	40.8	24.6	40.4	20.6
Other	21.5	6.0	21.5	4.2

Total	$275.8	$91.3	$266.7	$74.8

Amortization expense for intangible assets was approximately $14 million in 2004, $13 million in 2003 and $12 million in 2002. Amortization expense is estimated to be approximately $14 million in 2005, $13 million in 2006 and 2007, $11 million in 2008 and $9 million in 2009.

Note 4.	Debt

Long-term debt is composed of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2004	2003
			(Millions of dollars)
Notes and debentures	5.77%	2005 – 2038	$2,309.8	$2,342.9
Industrial development revenue bonds	2.58%	2006 – 2037	300.7	381.3
Bank loans and other financings in various currencies	7.22%	2005 – 2031	272.9	194.9

Total long-term debt			2,883.4	2,919.1
Less current portion			585.4	185.4

Long-term portion			$2,298.0	$2,733.7

Fair value of total long-term debt, based on quoted market prices for the same or similar debt issues, was approximately $3.0 billion and $3.1 billion at December 31, 2004 and 2003, respectively. Scheduled maturities of long-term debt for the next five years are $585.4 million in 2005, $64.8 million in 2006, $336.7 million in 2007, $19.7 million in 2008 and $5.1 million in 2009.

At December 31, 2004, the Corporation had $1.2 billion of revolving credit facilities. These facilities, unused at December 31, 2004, permit borrowing at competitive interest rates and are available for general corporate purposes, including backup for commercial paper borrowings. The Corporation pays commitment fees on the unused portion but may cancel the facilities without penalty at any time prior to their expiration. Of these facilities, $600 million expires in September 2005 and the balance expires in November 2009.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt payable within one year is as follows:

	December 31
	2004	2003
	(Millions of dollars)
Commercial paper	$526.3	$533.5
Current portion of long-term debt	585.4	185.4
Other short-term debt	103.0	145.4

Total	$1,214.7	$864.3

At December 31, 2004 and 2003, the weighted-average interest rate for commercial paper was 2.3 percent and 1.0 percent, respectively.

Note 5.	Preferred Securities of Subsidiary

In February 2001, the Corporation formed a Luxembourg-based financing subsidiary. The subsidiary issued 1 million shares of voting-preferred securities (the “Securities”) with an aggregate par value of $520 million to a nonaffiliated entity for cash proceeds of $516.5 million. The Securities are entitled to a 98 percent vote and pay no dividend but accrue a fixed annual rate of return of 4.56 percent. Prior to September 2003, the Securities accrued a variable rate of return. The Securities are in substance perpetual and are callable by the subsidiary at par value plus any accrued but unpaid return on the Securities in November 2008 and each 20-year anniversary thereafter. The subsidiary also issued voting-preferred and common securities to the Corporation for total cash proceeds of $500 million. These securities are entitled to a combined two percent vote and the common securities are entitled to all of the residual equity after satisfaction of the preferred interests. Approximately 97 percent of the subsidiary’s funds have been loaned to the Corporation. These long-term loans bear fixed annual interest rates. The remaining funds are invested in other financial assets. Prior to September 2003, the loans accrued interest at a variable rate. The Corporation is the primary beneficiary of the subsidiary and, accordingly, consolidates the subsidiary in the accompanying financial statements. The preferred and common securities of the subsidiary held by the Corporation and the intercompany loans have been eliminated in the consolidated financial statements. The return on the Securities is included in minority owners’ share of subsidiaries’ net income in the Corporation’s consolidated income statement. The Securities are shown as Preferred Securities of Subsidiary on the consolidated balance sheet.

In June 2004, the nonaffiliated entity invested an additional $125 million, thereby increasing the aggregate par value of the Securities that it held. In conjunction with this transaction, the fixed annual rate of return on the Securities was increased from 4.47 to 4.56 percent. The subsidiary loaned these funds to the Corporation, which used them to reduce its outstanding commercial paper.

Note 6.    Stockholders’ Equity

Stockholders’ Equity

On June 21, 1988, the board of directors of the Corporation adopted a shareholder rights plan by declaring a distribution of one preferred share purchase right for each outstanding share of the Corporation’s common stock. On November 19, 2004, the board terminated the shareholder rights plan by accelerating the expiration date of the rights from June 8, 2005 to November 19, 2004.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are as follows:

	Year Ended December 31
	2004				2003			2002
	Pretax Amount	Tax Effect	Spin- Off	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
	(Millions of dollars)
Unrealized translation	$415.8	$—	$(60.1)	$355.7	$742.8	$—	$742.8	$96.4	$—	$96.4
Minimum pension liability	(75.6)	27.8	36.3	(11.5)	(231.8)	85.6	(146.2)	(869.2)	313.5	(555.7)
Deferred losses on cash flow hedges	(5.8)	1.8	(.6)	(4.6)	(5.5)	1.3	(4.2)	(2.6)	.6	(2.0)
Unrealized holding losses on securities	(.2)	—	—	(.2)	(.1)	—	(.1)	(.2)	—	(.2)

Other comprehensive income (loss)	$334.2	$29.6	$(24.4)	$339.4	$505.4	$86.9	$592.3	$(775.6)	$314.1	$(461.5)

Accumulated balances of other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31
	2004	2003
	(Millions of dollars)
Unrealized translation	$(385.3)	$(741.0)
Minimum pension liability	(829.6)	(818.1)
Deferred losses on cash flow hedges	(10.9)	(6.3)
Unrealized holding losses on securities	(.2)	—

Accumulated other comprehensive income (loss)	$(1,226.0)	$(1,565.4)

At December 31, 2004, unremitted net income of equity companies included in consolidated retained earnings was about $812 million.

Note 7.    Risk Management

As a multinational enterprise, the Corporation is exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments, including some that are not designated as either fair value or cash flow hedges, are used only for risk management purposes and not for speculation or trading. All foreign currency derivative instruments are either exchange traded or are entered into with major financial institutions. The Corporation’s credit exposure under these arrangements is limited to those agreements with a positive fair value at the reporting date. Credit risk with respect to the counterparties is considered minimal in view of the financial strength of the counterparties.

Foreign Currency Exchange Risk

Foreign currency exchange risk is managed by the systematic use of foreign currency forward, option and swap contracts. The use of these instruments allows management of transactional exposure to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part,

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses or gains on the underlying foreign currency exposure. Prior to 2004, foreign currency risk was managed by the selective, rather than the systematic, use of foreign currency forward, option and swap contracts. Management does not foresee or expect any significant change in such exposures in the near future or in the strategies it employs to manage them.

Foreign Currency Translation Risk

Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. Translation exposure, which results from possible changes in translation rates between functional currencies and the U.S. dollar, is not hedged. The risk to any particular entity’s net assets is minimized to the extent that the entity is financed with local currency borrowing. In addition, many of the Corporation’s non-U.S. operations buy the majority of their inputs and sell the majority of their outputs in their local currency, thereby minimizing the effect of currency rate changes on their local operating profit margins.

Interest Rate Risk

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations in the near future or in the strategies it employs to manage them.

Commodity Price Risk

The Corporation is subject to commodity price risk, the most significant of which relates to the price of pulp. Selling prices of tissue products are influenced, in part, by the market price for pulp, which is determined by industry supply and demand. On a worldwide basis prior to the Spin-off, the Corporation supplied approximately 40 percent of its virgin fiber needs from internal pulp manufacturing operations. The Spin-off has reduced the internal pulp supply to approximately 10 percent, and this reduction in pulp integration could increase the Corporation’s commodity price risk. Specifically, increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.

In addition, the Corporation is subject to price risk for utilities, primarily natural gas, which are used in its manufacturing operations. Derivative instruments are used to hedge a portion of this risk when it is deemed prudent to do so by management.

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Fair Value Hedges

The Corporation’s fair value hedges were effective in 2004, 2003 and 2002 and consequently resulted in no income effect. In addition, during these years, all of the Corporation’s designated derivatives for firm commitments continued to qualify for fair value hedge accounting.

Cash Flow Hedges

The Corporation’s cash flow hedges were effective in 2004, 2003 and 2002 and consequently resulted in no net income effect. During the same period in which the hedged forecasted transactions affected earnings, the Corporation reclassified $9.0 million, $9.9 million and $5.4 million, respectively, of after-tax losses from

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulated other comprehensive income to earnings. At December 31, 2004, the Corporation expects to reclassify $13.8 million of after-tax losses from accumulated other comprehensive income primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow derivatives in place at December 31, 2004 is December 31, 2005.

Other

In 2001, the Corporation entered into forward contracts to purchase Australian dollars related to the acquisition of the remaining 45 percent ownership interest in KCA for A$697.5 million (approximately $390 million). These contracts were settled in conjunction with the completion of this acquisition in June 2002. These forward contracts did not qualify for hedge accounting under SFAS 133 and were marked to market each period with the resulting gains or losses included in other (income) expense, net. During 2002, net gains on these contracts were approximately $17 million.

Note 8.    Variable Interest Entities

The Corporation has variable interests in the following financing and real estate entities and synthetic fuel partnerships described in Note 13.

Financing Entities

The Corporation holds a significant variable interest in two financing entities that were used to monetize long-term notes received from the sale of certain nonstrategic timberlands and related assets, which were sold in 1999 and 1989 to nonaffiliated buyers. These transactions qualified for the installment method of accounting for income tax purposes and met the criteria for immediate profit recognition for financial reporting purposes contained in SFAS 66, Accounting for Sales of Real Estate. These sales involved notes receivable with an aggregate face value of $617 million and a fair value of approximately $593 million at the date of sale. The notes receivable are backed by irrevocable standby letters of credit issued by money center banks, which aggregated $617 million at December 31, 2004.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 5 for a description of the Corporation’s Luxembourg-based financing subsidiary, which is consolidated because the Corporation is the primary beneficiary of the entity.

Real Estate Entities

Effective March 31, 2004, the Corporation adopted FIN 46R for its real estate entities described below. In 1994, the Corporation began participating in the U.S. affordable and historic renovation real estate markets. Investments in these markets are encouraged by laws enacted by the United States Congress and related federal income tax rules and regulations. Accordingly, these investments generate income tax credits and tax losses that are used to reduce the Corporation’s income tax liabilities. The Corporation has invested in these markets through (i) partnership arrangements in which it is a limited partner, (ii) limited liability companies (“LLCs”) in which it is a nonmanaging member and (iii) investments in various funds in which the Corporation is one of many noncontrolling investors. These entities borrow money from third parties generally on a nonrecourse basis and invest in and own various real estate projects.

Adoption of FIN 46R required the Corporation to consolidate ten apartment projects and two hotels because it was the primary beneficiary of each of these real estate ventures. The carrying amount of the assets that serve as collateral for $98.4 million of obligations of these ventures was $147.5 million at December 31, 2004, and these assets are classified as property, plant and equipment on the consolidated balance sheet. The Corporation also has guaranteed $14.6 million of the obligations of these ventures.

The Corporation accounts for its interests in real estate entities that are not consolidated under FIN 46R by the equity method of accounting or by the effective yield method, as appropriate, and has accounted for the related income tax credits and other tax benefits as a reduction in its income tax provision. As of December 31, 2004, the Corporation had a net equity of $21.2 million in its nonconsolidated real estate entities. The Corporation has earned income tax credits totaling approximately $71.8 million, $59.3 million and $49.9 million in 2004, 2003 and 2002, respectively. As of December 31, 2004, total permanent financing debt for the nonconsolidated entities was $221.9 million. A total of $7.6 million of the permanent financing debt is guaranteed by the Corporation and the remainder of this debt is not supported or guaranteed by the Corporation. Except for the guaranteed portion, permanent financing debt is secured solely by the properties and is nonrecourse to the Corporation. From time to time, temporary interim financing is guaranteed by the Corporation. In general, the Corporation’s interim financing guarantees are eliminated at the time permanent financing is obtained. At December 31, 2004, $27.9 million of temporary interim financing associated with these nonconsolidated real estate entities was guaranteed by the Corporation.

If the Corporation’s investments in its nonconsolidated real estate entities were to be disposed of at their carrying amounts, a portion of the tax credits may be recaptured and may result in a charge to earnings. As of December 31, 2004, this recapture risk is estimated to be $31.1 million. The Corporation has no current intention of disposing of these investments during the recapture period, nor does it anticipate the need to do so in the foreseeable future in order to satisfy any anticipated liquidity need. Accordingly, the recapture risk is considered to be remote.

At December 31, 2004, the Corporation’s maximum loss exposure for its nonconsolidated real estate entities is estimated to be $87.8 million and was comprised of its net equity in these entities of $21.2 million, its permanent financing guarantees of $7.6 million, its interim financing guarantees of $27.9 million and the income tax credit recapture risk of $31.1 million.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Leases and Commitments

Leases

The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2004, are as follows:

Amount
(Millions of dollars)
Year Ending December 31:
2005	$75.7
2006	56.9
2007	31.6
2008	22.5
2009	16.9
Thereafter	36.1

Future minimum obligations	$239.7

Operating lease obligations have been reduced by approximately $4 million for rental income from noncancelable sublease agreements.

Consolidated rental expense under operating leases was $195.9 million, $186.7 million and $166.3 million in 2004, 2003 and 2002, respectively.

Purchase Commitments

In conjunction with the Spin-off, the Corporation entered into a long-term pulp supply agreement with Neenah Paper. Under the agreement, the Corporation has agreed to purchase annually declining specified minimum tonnages of pulp. Minimum commitments under the agreement are estimated to be approximately $301 million in 2005, $244 million in 2006, $235 million in 2007 and $174 million in 2008. These commitments represent approximately 20, 16, 15 and 11 percent, respectively, of the Corporation’s total requirements for virgin pulp in 2004. The Corporation purchased approximately $21 million under that agreement in 2004.

Under the agreement, the prices for pulp will be based on published industry index prices, subject to certain minimum and maximum prices, less agreed-upon discounts. The commitments are structured as supply-or-pay and take-or-pay arrangements. Accordingly, if the Corporation does not purchase the specified minimums, it must pay for the shortfall based on the difference between the contract price and any lower price Neenah Paper obtains for the pulp, plus ten percent of the difference. If Neenah Paper does not supply the specified minimums, it must pay for the shortfall based on the difference between the contract price and any higher price that the Corporation pays to purchase the pulp, plus ten percent of that difference. Either party can elect a two-year phase-down period for the agreement, to begin no earlier than January 1, 2009 under which the minimum commitments would be approximately $135 million in the first year and $90 million in the second year. Either party may terminate the pulp supply agreement for certain events specified in the agreement.

The Corporation has entered into other long-term contracts for the purchase of raw materials, principally pulp, and utilities, principally electricity. The minimum purchase commitments extend beyond 2009. Commitments under these contracts are approximately $187 million in 2005, $120 million in 2006, $77 million in 2007, $68 million in 2008 and $65 million in 2009. Total commitments beyond the year 2009 are $328 million.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although the Corporation is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes the Corporation’s exposure to losses, if any, under these arrangements is not material.

Note 10.    Contingencies and Legal Matters

Litigation

The following is a brief description of certain legal and administrative proceedings to which the Corporation or its subsidiaries is a party or to which the Corporation’s or its subsidiaries’ properties are subject. In management’s opinion, none of the legal and administrative proceedings described below, individually or in the aggregate, is expected to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

As of December 31, 2004, the Corporation, along with many other nonaffiliated companies, was a party to lawsuits with allegations of personal injury resulting from asbestos exposure on the defendants’ premises and allegations that the defendants manufactured, sold, distributed or installed products which cause asbestos-related lung disease. These general allegations are often made against the Corporation without any apparent evidence or identification of a specific product or premises of the Corporation. The Corporation has denied the allegations and raised numerous defenses in all of these asbestos cases. All asbestos claims have been tendered to the Corporation’s insurance carriers for defense and indemnity. The financial statements reflect appropriate accruals for the Corporation’s portion of the costs estimated to be incurred in connection with resolving these claims.

Contingency

One of the Corporation’s North American tissue mills has an agreement to provide its local utility company a specified amount of electric power for each of the next 12 years. In the event that the mill was shut down, the Corporation would be required to continue to operate the power generation facility on behalf of its owner, the local utility company. The net present value of the cost to fulfill this agreement as of December 31, 2004 is estimated to be approximately $120 million. Management considers the probability of closure of this mill to be remote.

Environmental Matters

The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites, none of which, individually or in the aggregate, in management’s opinion, is likely to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

Note 11.    Postretirement and Other Benefits

Pension Plans

Substantially all regular employees in North America and the United Kingdom are covered by defined benefit pension plans (the “Principal Plans”) and/or defined contribution retirement plans. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for the qualified defined benefit plans in North America and the defined benefit plans in the United Kingdom is to contribute assets to fully fund the accumulated benefit obligation (“ABO”). Subject to regulatory and tax deductibility limits, any funding shortfall will be eliminated

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over a reasonable number of years. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded. Funding for the remaining defined benefit plans outside the U.S. is based on legal requirements, tax considerations, investment opportunities, and customary business practices in such countries.

In accordance with SFAS 87, Employers’ Accounting for Pensions, the Corporation recorded a minimum pension liability for underfunded plans representing the excess of the unfunded ABO over previously recorded net pension liabilities. The minimum pension liability is included in noncurrent employee benefit and other obligations on the balance sheet. An offsetting charge is included as an intangible asset to the extent of unrecognized prior service cost, and the balance is included in accumulated other comprehensive income. The principal cause of the increase in additional minimum pension liability in 2004 was a decrease in the discount rates used to estimate the ABO.

Information about the minimum pension liability follows:

	December 31
	2004	2003
	(Millions of dollars)
Minimum pension liability	$1,341.6	$1,325.4
Less intangible asset	52.8	56.1

Accumulated other comprehensive loss	$1,288.8	$1,269.3

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law. Among other things, the Act provides a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Effective April 1, 2004, the Corporation adopted FSP 106-2, which reduced the Corporation’s accumulated postretirement benefit obligation by approximately $72 million and resulted in an unrecognized actuarial gain of a similar amount. Adoption resulted in a reduction in postretirement benefits cost of $5.8 million in 2004.

Prior to 2004, certain U.S. plans limited the Corporation’s cost of future annual per capita retiree medical benefits to no more than 200 percent of the 1992 annual per capita cost. These plans reached this limitation (the “Cap”) and were amended during 2003. Among other things, the amendments index the Cap by 3 percent annually beginning in 2005 for certain employees retiring on or before April 1, 2004 and limit the Corporation’s future cost for retiree health care benefits to a defined fixed per capita cost for certain employees retiring after April 1, 2004. The consolidated weighted-average health care cost trend rate is expected to be 8.45 percent in 2005, 7.67 percent in 2006 and to decrease to 5.67 percent in 2011 and thereafter.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below.

	Pension Benefits		Other Benefits
	Year Ended December 31
	2004	2003	2004	2003
	(Millions of dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,233.8	$4,392.5	$852.6	$751.4
Service cost	87.4	76.1	17.8	16.2
Interest cost	296.2	288.0	48.2	48.9
Actuarial loss	182.3	500.8	33.5	87.2
Currency and other	155.9	289.8	10.4	33.5
Benefit payments from plans	(296.3)	(283.7)	(67.8)	(84.6)
Direct benefit payments	(21.4)	(29.7)	—	—
Spin-off of Neenah Paper	(367.3)	—	(49.4)	—

Benefit obligation at end of year	5,270.6	5,233.8	845.3	852.6

Change in Plan Assets
Fair value of plan assets at beginning of year	4,027.9	3,406.6	—	—
Actual gain on plan assets	332.8	491.0	—	—
Employer contributions	200.0	181.9	59.4	77.8
Currency and other	103.1	232.1	8.4	6.8
Benefit payments	(296.3)	(283.7)	(67.8)	(84.6)
Spin-off of Neenah Paper	(323.3)	—	—	—

Fair value of plan assets at end of year	4,044.2	4,027.9	—	—

Funded Status
Benefit obligation in excess of plan assets	(1,226.4)	(1,205.9)	(845.3)	(852.6)
Unrecognized net actuarial loss and transition amount	1,650.6	1,635.1	163.8	148.7
Unrecognized prior service cost	48.0	51.6	11.2	6.9

Net amount recognized	$472.2	$480.8	$(670.3)	$(697.0)

Amounts Recognized in the Balance Sheet
Prepaid benefit cost	$25.3	$19.0	$—	$—
Accrued benefit cost	(894.7)	(863.6)	(670.3)	(697.0)
Intangible asset	52.8	56.1	—	—
Accumulated other comprehensive income	1,288.8	1,269.3	—	—

Net amount recognized	$472.2	$480.8	$(670.3)	$(697.0)

The Corporation uses December 31 as the measurement date for all of its postretirement plans.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2004	2003	2004	2003	2004	2003
	(Millions of dollars)
Projected benefit obligation (“PBO”)	$4,882.1	$4,904.3	$388.5	$329.5	$5,270.6	$5,233.8
ABO	4,558.9	4,562.9	361.6	301.8	4,920.5	4,864.7
Fair value of plan assets	3,794.2	3,804.3	250.0	223.6	4,044.2	4,027.9

Information for Pension Plans With an ABO in Excess of Plan Assets

	December 31
	2004	2003
	(Millions of dollars)
PBO	$5,120.3	$5,133.0
ABO	4,780.4	4,774.4
Fair value of plan assets	3,890.0	3,917.0

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2004	2003	2002	2004	2003	2002
	(Millions of dollars)
Service cost	$87.4	$76.1	$67.7	$17.8	$16.2	$12.5
Interest cost	296.2	288.0	272.1	48.2	48.9	49.7
Expected return on plan assets(a)	(324.0)	(286.3)	(330.7)	—	—	—
Amortization of prior service cost (benefit) and transition amount	7.3	8.7	5.8	(.7)	(1.5)	(2.1)
Recognized net actuarial loss (gain)	83.3	74.0	14.4	4.0	1.9	(2.7)
Other	4.6	5.4	2.4	(1.5)	—	—

Net periodic benefit cost	$154.8	$165.9	$31.7	$67.8	$65.5	$57.4

(a)	The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Weighted-Average Assumptions used to determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	5.68%	5.92%	5.85%	6.01%
Rate of compensation increase	3.67%	3.51%	—	—

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-Average Assumptions used to determine Net Cost for years ended December 31

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	5.92%	6.62%	6.98%	6.01%	6.76%	7.24%
Expected long-term return on plan assets	8.32%	8.42%	9.19%	—	—	—
Rate of compensation increase	3.51%	3.56%	3.90%	—	—	—

Expected Long-Term Rate of Return and Investment Strategies for the Principal Plans

The expected long-term rate of return on pension fund assets was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. The Corporation also considered the U.S. plan’s historical 10-year and 15-year compounded annual returns of 10.92 percent and 9.66 percent, respectively, which have been in excess of these broad equity and bond benchmark indices. The Corporation anticipates that on average the investment managers for each of the plans comprising the Principal Plans will generate annual long-term rates of return of at least 8.5 percent. The Corporation’s expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 70 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and 30 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. The Corporation regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Also, when deemed appropriate, the Corporation executes hedging strategies using index options and futures to limit the downside exposure of certain investments by trading off upside potential above an acceptable level. The Corporation executed such hedging strategies in 2003 and 2002. No hedging instruments are currently in place. The Corporation will continue to evaluate its long-term rate of return assumptions at least annually and will adjust them as necessary.

Plan Assets

The Corporation’s pension plan asset allocations for its Principal Plans are as follows:

Asset Category	Target Allocation 2005	Percentage of Plan Assets at December 31
		2004	2003
Equity securities	70%	73%	72%
Debt securities	30	27	28

Total	100%	100%	100%

The plan assets did not include a significant amount of the Corporation’s common stock.

Cash Flows

While the Corporation is not required to make a contribution in 2005 to the U.S. plan, the benefit of a contribution will be evaluated. About $38 million will be contributed to plans outside the U.S. in 2005.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are anticipated to be paid:

	Pension Benefits	Other Benefits
	(Millions of dollars)
2005	$313	$80
2006	311	81
2007	314	82
2008	322	82
2009	327	83
Years 2010 – 2014	1,812	455

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2004 data:

	One-Percentage-Point
	Increase	Decrease
	(Millions of dollars)
Effect on total of service and interest cost components	$2.9	$2.4
Effect on postretirement benefit obligation	42.7	35.6

Defined Contribution Retirement Plans

Contributions to defined contribution retirement plans are primarily based on the age and compensation of covered employees. The Corporation’s contributions, all of which were charged to expense, were $47.6 million, $44.9 million and $41.7 million in 2004, 2003 and 2002, respectively.

Investment Plans

Voluntary contribution investment plans are provided to substantially all North American and most European employees. Under the plans, the Corporation matches a portion of employee contributions. Costs charged to expense under the plans were $30.8 million, $32.3 million and $29.2 million in 2004, 2003 and 2002, respectively.

Note 12.    Stock Compensation Plans

The Corporation’s Equity Participation Plans and its Outside Directors’ Compensation Plan (the “Plans”) provide for awards of stock options and restricted stock to employees and outside directors, and (prior to 1999) participation shares to employees of the Corporation. As of December 31, 2004, the number of shares of common stock available for stock option and restricted share awards under the Plans aggregated 34.4 million shares.

Stock Options

Stock options granted to outside directors, executives and other key employees are granted at not less than the market value at the date of grant, expire 10 years after the date of grant and generally become exercisable over three years.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Spin-off, the number and exercise prices of outstanding options were proportionately adjusted to maintain the aggregate intrinsic value of the options before and after the Spin-off. As a result of the adjustment, the number of outstanding options increased by .5 million shares and the average exercise price decreased by approximately $.83. In addition, certain stock options previously granted to Neenah Paper employees were converted to Neenah Paper options with terms and amounts that maintained the aggregate intrinsic value of the options. None of the information for 2003, 2002, the options outstanding at the beginning of 2004 nor grants for 2004 reflect adjustments made in connection with the Spin-off.

Data concerning stock option activity follows (options in thousands):

	2004		2003		2002
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding—Beginning of year	34,374	$53.73	30,308	$54.77	26,665	$52.73
Granted	3,933	64.21	5,612	44.56	5,742	60.99
Exercised	(6,238)	46.49	(988)	31.27	(1,627)	42.34
Canceled, forfeited or converted (a)	(863)	58.08	(558)	57.32	(472)	58.24
Neenah Paper spin-off adjustment	514	55.39	—	—	—	—

Outstanding—End of year(b)	31,720	55.45	34,374	53.73	30,308	54.77

Exercisable—End of year	22,493	55.57	23,516	53.52	18,671	49.98

(a)	Includes .4 million options that were converted into Neenah Paper options.

(b)	Data concerning stock options at December 31, 2004 follows (options in thousands):

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Price
$15.56 – $ 41.27	1,043	$36.19	.9	1,043	36.19
42.42 – 46.53	4,924	43.82	8.0	1,405	43.80
47.51 – 50.64	4,587	48.13	3.3	4,576	48.13
52.00 – 57.41	6,546	53.00	4.2	6,546	53.00
58.25 – 60.99	5,354	59.99	6.5	3,542	59.98
61.90 – 69.75	9,219	66.27	7.1	5,334	68.53
84.84 – 185.40	47	117.75	3.4	47	117.75

	31,720	55.45	5.8	22,493	55.57

Restricted Stock Awards

The Plans provide for restricted stock awards (shares or share equivalents) not to exceed 18.0 million shares. All restricted stock awards vest and become unrestricted shares in three to 10 years from the date of grant. Although participants are entitled to cash dividends and may vote such awarded shares, the sale or transfer of such shares is limited during the restricted period.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data concerning restricted stock awards follows:

	2004	2003	2002
	(Shares in thousands)
Number of shares awarded	645	526	80
Weighted-average price per share	$64.21	$44.54	$59.79

The value of restricted stock awards is based on the market value of the Corporation’s common stock at date of grant and recorded at the date of the award as unearned compensation on restricted stock in a separate component of stockholders’ equity. Unearned compensation is amortized to compensation expense over the periods of restriction. During 2004, 2003 and 2002, $19.4 million, $18.2 million and $16.8 million, respectively, was charged to compensation expense under the Plans. The tax effect of differences between compensation expense for financial statement and income tax purposes is recorded as additional paid-in capital.

Participation Shares

Prior to 1999, key employees were awarded participation shares that were payable in cash at the end of the vesting period. The amount of cash paid to participants was based on the increase in the book value of the Corporation’s common stock during the award period. Participants did not receive dividends on the participation shares, but their accounts were credited with dividend shares payable in cash at the maturity of the award. Neither participation nor dividend shares were shares of common stock. Amounts expensed related to participation shares were $11.1 million and $13.1 million in 2003 and 2002, respectively. Final payments for matured shares were made in February 2004.

Note 13.    Synthetic Fuel Partnerships

In April 2003, the Corporation acquired a 49.5 percent minority interest in a synthetic fuel partnership. In October 2004, the Corporation acquired a 49 percent minority interest in an additional synthetic fuel partnership. These partnerships are variable interest entities that are subject to the requirements of FIN 46R. Although these partnerships are variable interest entities, the Corporation is not the primary beneficiary, and the entities have not been consolidated. Synthetic fuel produced by the partnerships is eligible for synthetic fuel tax credits through 2007.

The production of synthetic fuel results in pretax losses. In 2004 and 2003, these pretax losses totaled $158.4 million and $105.5 million, respectively, and are reported as nonoperating expense on the Corporation’s income statement. The synthetic fuel tax credits, as well as tax deductions for the nonoperating losses, reduce the Corporation’s income tax expense. In 2004 and 2003, the Corporation’s participation in the synthetic fuel partnership resulted in $144.4 million and $94.1 million of tax credits, respectively, and the nonoperating losses generated an additional $55.4 million and $37.2 million, respectively, of tax benefits, which combined to reduce the Corporation’s income tax provision by $199.8 million and $131.3 million, respectively. The effect of these benefits increased net income by $41.4 million, $.08 per share in 2004 and $25.8 million, $.05 per share in 2003. The effects of these tax credits are shown separately in the Corporation’s reconciliation of the U.S. statutory rate to its effective income tax rate in Note 14.

Because the partnerships have received favorable private letter rulings from the IRS and because the partnerships’ test procedures conform to IRS guidance, the Corporation’s loss exposure under the synthetic fuel partnerships is minimal. Application of FIN 46R to these entities did not have any effect on the Corporation’s consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Income Taxes

An analysis of the provision for income taxes for income from continuing operations follows:

	Year Ended December 31
	2004	2003	2002
	(Millions of dollars)
Current income taxes:
United States	$192.0	$302.6	$233.6
State	35.4	37.7	13.6
Other countries	275.9	194.6	193.7

Total	503.3	534.9	440.9

Deferred income taxes:
United States	30.8	1.5	174.4
State	(20.7)	(33.9)	6.0
Other countries	(29.5)	(18.4)	8.6

Total	(19.4)	(50.8)	189.0

Total provision for income taxes	$483.9	$484.1	$629.9

Income from continuing operations before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2004	2003	2002
	(Millions of dollars)
United States	$1,578.1	$1,571.2	$1,662.9
Other countries	625.3	505.1	539.2

Total income before income taxes	$2,203.4	$2,076.3	$2,202.1

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets (liabilities) are composed of the following:

	December 31
	2004	2003
	(Millions of dollars)
Net current deferred income tax asset attributable to:
Pension, postretirement and other employee benefits	$86.9	$105.6
Other accrued expenses	162.0	127.5
Prepaid royalties	27.2	27.2
Other	9.5	28.2
Valuation allowances	(7.4)	(7.1)

Net current deferred income tax asset	$278.2	$281.4

Net noncurrent deferred income tax asset attributable to:
Accumulated depreciation	$32.6	$(15.2)
Income tax loss carryforwards	304.1	333.7
State tax credits	67.6	57.0
Pension and other postretirement benefits	37.3	28.5
Other	71.5	44.5
Valuation allowances	(219.7)	(218.3)

Net noncurrent deferred income tax asset included in other assets	$293.4	$230.2

Net noncurrent deferred income tax liability attributable to:
Accumulated depreciation	$(1,312.7)	$(1,318.3)
Pension, postretirement and other employee benefits	521.9	531.5
Installment sales	(188.1)	(188.1)
Foreign tax credits and loss carryforwards	160.1	83.2
Prepaid royalties	—	27.2
Other	3.8	6.4
Valuation allowances	(25.3)	(22.5)

Net noncurrent deferred income tax liability	$(840.3)	$(880.6)

Valuation allowances increased $4.5 million and $7.3 million in 2004 and 2003, respectively. Valuation allowances at the end of 2004 primarily relate to the portion of income tax loss carryforwards of $1,083.6 million, that potentially are not usable primarily in jurisdictions outside the United States. If not utilized against taxable income, $440.4 million of the loss carryforwards will expire from 2005 through 2024. The remaining $643.2 million has no expiration date.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the provision for income taxes.

	Year Ended December 31
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of dollars)
Income from continuing operations before income taxes	$2,203.4		$2,076.3		$2,202.1

Tax at U.S. statutory rate applied to income from continuing operations	$771.2	35.0%	$726.7	35.0%	$770.7	35.0%
State income taxes, net of federal tax benefit	9.6	.4	2.5	.1	12.7	.6
Synthetic fuel credits	(144.4)	(6.6)	(94.1)	(4.5)	—	—
Net operating losses realized	(9.2)	(.4)	(16.7)	(.8)	(14.8)	(.7)
Other—net(a)	(143.3)	(6.4)	(134.3)	(6.5)	(138.7)	(6.3)

Provision for income taxes	$483.9	22.0%	$484.1	23.3%	$629.9	28.6%

(a)	Other —net is comprised of numerous items, none of which is greater than 1.6 percent of income from continuing operations.

At December 31, 2004, U.S. income taxes have not been provided on approximately $4.0 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries.

The American Jobs Creation Act (the “Act”) provides, among other things, a special one-time deduction for certain earnings from outside the U.S. that are repatriated (as defined in the Act) on or before December 31, 2005. The Act also extends the foreign tax credit carryover period from 5 to 10 years, and the Corporation has reflected this in its income tax provision. The Corporation currently is evaluating the effect of the Act on the unremitted earnings of its non-U.S. subsidiaries and expects to complete that evaluation by June 30, 2005.

Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable. Because the Corporation has not yet completed its evaluation of the effect of the Act on unremitted earnings, at this time it is not possible to reasonably estimate the amount of unremitted earnings that may be repatriated and the income tax effects of such repatriation.

The Corporation records liabilities in current income taxes for potential assessments. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. The Corporation’s U.S. federal income tax returns have been audited through 2001. IRS assessments of additional taxes have been paid through 1998. Refund actions are pending in Federal District Court or the IRS Appeals Office for the years 1987 through 1998. Management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on the Corporation’s business, financial condition, results of operations or liquidity.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Earnings Per Share

A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Average Common Shares Outstanding
	2004	2003	2002
	(Millions)
Basic	495.2	507.0	517.2
Dilutive effect of stock options	3.4	1.2	2.5
Dilutive effect of restricted stock awards	.6	.4	.3

Diluted	499.2	508.6	520.0

Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares are summarized below:

Description	2004	2003	2002
Average number of share equivalents (millions)	5.4	20.5	10.7
Weighted-average exercise price	$70.13	$60.19	$65.89
Expiration date of options	2007 to 2012	2006 to 2013	2006 to 2012
Options outstanding at year-end	5.4	20.2	11.4

The number of common shares outstanding as of December 31, 2004, 2003 and 2002 was 482.9 million, 501.6 million and 510.8 million, respectively.

Note 16.    Business Segment and Geographic Data Information

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care; Consumer Tissue; and Business-to-Business. Each reportable segment is headed by an executive officer who reports to the Chief Executive Officer and is responsible for the development and execution of global strategies to drive growth and profitability of the Corporation’s worldwide personal care, consumer tissue and business-to-business operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. The principal sources of revenue in each global business segment are described below. The accounting policies of our reportable segments are the same as those described in Note 1.

•	The Personal Care segment manufactures and markets disposable diapers, training and youth pants and swimpants; baby wipes; feminine and incontinence care products; and related products. Products in this segment are primarily for household use and are sold under a variety of brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

•	The Consumer Tissue segment manufactures and markets facial and bathroom tissue, paper towels, napkins and related products for household use. Products in this segment are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Hakle, Page and other brand names.

•	The Business-to-Business segment manufactures and markets disposable, single-use, health and hygiene products to the away-from-home marketplace. These products include facial and bathroom tissue, paper towels, napkins, wipers, surgical gowns, drapes, infection control products, sterilization wrap, disposable face masks and exam gloves, respiratory products, other disposable medical products and other products. Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, Kimwipes, WypAll, Surpass, Safeskin, Tecnol, Ballard and other brand names.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately 13 percent of net sales were to Wal-Mart Stores, Inc. in 2004, 2003 and 2002, primarily in the Personal Care and Consumer Tissue businesses.

Information concerning consolidated operations by business segment and geographic area, as well as data for equity companies, is presented in the following tables:

Consolidated Operations by Business Segment

	Personal Care	Consumer Tissue	Business- to- Business	Intersegment Sales	All Other	Consolidated Total
	(Millions of dollars)
Net Sales
2004	$5,975.1	$5,343.0	$3,957.9	$(192.8)	$—	$15,083.2
2003	5,652.9	5,046.7	3,477.7	(151.0)	—	14,026.3
2002	5,485.5	4,635.2	3,256.7	(145.9)	—	13,231.5

Operating Profit(a)
2004	1,253.2	803.1	656.6	—	(206.5)	2,506.4
2003	1,221.0	728.2	602.8	—	(220.4)	2,331.6
2002	1,157.1	807.3	574.9	—	(171.0)	2,368.3

Depreciation and Amortization
2004	286.9	310.7	194.0	—	8.7	800.3
2003	264.4	300.2	178.2	—	2.5	745.3
2002	259.4	273.3	169.5	—	2.2	704.4

Assets(b)
2004	4,813.3	5,881.5	4,745.2	—	1,578.0	17,018.0
2003	4,781.9	5,796.5	4,850.1	—	1,351.4	16,779.9
2002	4,381.8	4,965.4	4,768.6	—	1,523.8	15,639.6

Capital Spending
2004	242.5	202.3	89.4	—	.8	535.0
2003	344.4	366.6	141.0	—	20.9	872.9
2002	323.2	306.9	227.1	—	4.1	861.3

(a)	Segment operating profit excludes other income (expense), net and income and expenses not associated with the business segments.

(b)	Data for 2003 and 2002 does not reflect the Spin-off. Segment assets exclude assets not allocated to business segments.

Sales of Principal Products

	2004	2003	2002
	(Billions of dollars)
Consumer tissue products	$5.3	$4.8	$4.4
Diapers	3.2	3.0	3.0
Away-from-home professional products	2.3	2.1	1.9
All other	4.3	4.1	3.9

Consolidated	$15.1	$14.0	$13.2

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Operations by Geographic Area

	United States	Canada	Inter- geographic Items(a)	Total North America	Europe	Asia, Latin America & Other	Inter- geographic Items	All Other	Consolidated Total
	(Millions of dollars)
Net Sales
2004	$8,683.5	$911.0	$(554.4)	$9,040.1	$3,098.3	$3,488.8	$(544.0)	$—	$15,083.2
2003	8,335.8	801.8	(515.6)	8,622.0	2,892.5	3,061.6	(549.8)	—	14,026.3
2002	8,314.4	831.4	(601.2)	8,544.6	2,482.8	2,751.5	(547.4)	—	13,231.5

Operating Profit (b)
2004	1,953.1	122.0	—	2,075.1	221.0	416.8	—	(206.5)	2,506.4
2003	1,862.7	131.7	—	1,994.4	202.9	354.7	—	(220.4)	2,331.6
2002	1,923.8	100.5	—	2,024.3	191.0	324.0	—	(171.0)	2,368.3

Net Property (c)
2004	4,256.2	25.1	—	4,281.3	1,875.2	1,834.0	—	—	7,990.5
2003	4,458.3	269.8	—	4,728.1	1,809.3	1,726.0	—	—	8,263.4
2002	4,525.1	215.2	—	4,740.3	1,534.0	1,345.1	—	—	7,619.4

(a)	Intergeographic net sales include $368.0 million, $345.4 million and $387.4 million by operations in Canada to the U.S. in 2004, 2003 and 2002, respectively.

(b)	Geographic operating profit excludes other income (expense), net and income and expenses not associated with geographic areas.

(c)	Data for 2003 and 2002 does not reflect the Spin-off.

Equity Companies’ Data by Geographic Area

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation’s Share of Net Income
	(Millions of dollars)
For the year ended:
December 31, 2004
Latin America	$1,756.8	$611.4	$423.2	$251.1	$119.8
Asia and Middle East	66.2	23.7	10.1	10.0	5.0

Total	$1,823.0	$635.1	$433.3	$261.1	$124.8

For the year ended:
December 31, 2003
Latin America(a)	$1,687.8	$608.4	$378.2	$214.3	$102.0
Asia and Middle East	62.3	21.9	10.1	10.1	5.0

Total	$1,750.1	$630.3	$388.3	$224.4	$107.0

For the year ended:
December 31, 2002
Latin America	$1,824.2	$690.6	$435.2	$229.8	$108.9
Asia and Middle East	54.2	19.5	9.2	8.9	4.4

Total	$1,878.4	$710.1	$444.4	$238.7	$113.3

(a)	As of August 2003, the Corporation consolidated Klabin-Kimberly S.A., its Brazilian affiliate.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stock- holders’ Equity
	(Millions of dollars)
December 31, 2004
Latin America	$784.2	$891.1	$505.8	$475.2	$694.3
Asia and Middle East	37.5	40.0	19.7	.3	57.6

Total	$821.7	$931.1	$525.5	$475.5	$751.9

December 31, 2003
Latin America	$685.7	$887.1	$368.0	$530.7	$674.2
Asia and Middle East	31.0	38.6	18.7	.9	50.0

Total	$716.7	$925.7	$386.7	$531.6	$724.2

December 31, 2002
Latin America	$745.4	$1,109.6	$598.9	$358.0	$898.1
Asia and Middle East	28.9	30.7	17.9	.7	41.0

Total	$774.3	$1,140.3	$616.8	$358.7	$939.1

Equity companies are principally engaged in operations in the Personal Care and Consumer Tissue businesses.

At December 31, 2004, the Corporation’s equity companies and ownership interest were as follows: Kimberly-Clark Lever, Ltd. (India) (50%), Kimberly-Clark de Mexico, S.A. de C.V. and subsidiaries (47.9%), Olayan Kimberly-Clark Arabia (49%), Olayan Kimberly-Clark (Bahrain) WLL (49%) and Tecnosur S.A. (Colombia) (34.3%).

Kimberly-Clark de Mexico, S.A. de C.V. is partially owned by the public and its stock is publicly traded in Mexico. At December 31, 2004, the Corporation’s investment in this equity company was $381.5 million, and the estimated fair value of the investment was $1.9 billion based on the market price of publicly traded shares.

Note 17.    Supplemental Data (Millions of dollars)

Supplemental Income Statement Data

	December 31
Summary of Advertising and Research Expenses	2004	2003	2002
Advertising expense	$421.3	$401.9	$400.2
Research expense	279.7	279.1	287.4

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, net	2004	2003
Accounts Receivable:
From customers	$1,905.4	$1,815.1
Other	195.5	207.6
Less allowance for doubtful accounts and sales discounts	(62.6)	(67.6)

Total	$2,038.3	$1,955.1

Accounts receivable are carried at amounts that approximate fair value.

	December 31
Summary of Inventories	2004	2003
Inventories by Major Class:
At the lower of cost determined on the FIFO or weighted-average cost methods or market:
Raw materials	$332.7	$353.8
Work in process	225.9	186.8
Finished goods	1,044.6	935.2
Supplies and other	235.4	238.1

	1,838.6	1,713.9

Excess of FIFO or weighted-average cost over LIFO cost	(167.7)	(150.5)

Total	$1,670.9	$1,563.4

FIFO or weighted-average value of total inventories determined on the LIFO method were $768.5 million and $663.8 million at December 31, 2004 and December 31, 2003, respectively.

	December 31
Summary of Property, Plant and Equipment, net	2004	2003
Property, Plant and Equipment:
Land	$279.6	$276.5
Buildings	2,437.9	2,272.4
Machinery and equipment	11,770.6	12,061.7
Construction in Progress	335.0	568.9

	14,823.1	15,179.5

Less accumulated depreciation	(6,832.6)	(6,916.1)

Total	$7,990.5	$8,263.4

	December 31
Summary of Accrued Expenses	2004	2003
Accrued advertising and promotion	$286.3	$240.6
Accrued salaries and wages	389.6	374.1
Other	755.7	760.0

Total	$1,431.6	$1,374.7

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Statement Data(a)

Summary of Cash Flow Effects of Decrease (Increase) in Operating Working Capital (b)	Year Ended December 31
	2004	2003	2002
Accounts receivable	$(135.9)	$(63.3)	$(129.6)
Inventories	(192.9)	(109.8)	66.2
Prepaid expenses	27.0	(14.8)	(14.5)
Trade accounts payable	99.4	(9.4)	88.5
Other payables	(22.5)	32.0	(8.3)
Accrued expenses	115.9	(.4)	(22.0)
Accrued income taxes	163.9	140.0	(219.1)
Currency	78.1	143.9	41.0

Decrease (increase) in operating working capital	$133.0	$118.2	$(197.8)

	Year Ended December 31
Other Cash Flow Data	2004	2003	2002
Interest paid	$175.3	$178.1	$183.3
Income taxes paid	368.7	410.4	621.4

	Year Ended December 31
Interest Expense	2004	2003	2002
Gross interest cost	$169.0	$180.3	$192.9
Capitalized interest on major construction projects	(6.5)	(12.5)	(11.0)

Interest expense	$162.5	$167.8	$181.9

(a)	Excludes the effects of the Spin-off.

(b)	Excludes the effects of acquisitions and dispositions.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Unaudited Quarterly Data

	2004				2003
	Fourth	Third	Second	First	Fourth(a)	Third	Second	First
	(Millions of dollars, except per share amounts)
Net sales	$3,901.4	$3,783.0	$3,687.3	$3,711.5	$3,623.1	$3,562.3	$3,464.2	$3,376.7
Gross profit	1,318.9	1,239.1	1,254.8	1,255.7	1,247.7	1,188.4	1,180.5	1,177.8
Operating profit	641.4	616.9	624.7	623.4	601.2	584.0	586.2	560.2
Income (loss) from:
Continuing operations	449.8	433.9	442.9	443.8	446.4	407.2	404.2	385.8
Discontinued operations, net of income taxes	(4.5)	7.4	11.4	15.5	13.1	12.5	13.1	11.9
Net income	445.3	441.3	454.3	459.3	459.5	419.7	417.3	397.7
Per share basis:
Basic
Continuing operations	.92	.88	.89	.88	.89	.80	.80	.76
Discontinued operations	—	.02	.02	.04	.02	.03	.02	.02
Net income	.92	.90	.91	.92	.91	.83	.82	.78
Diluted
Continuing operations	.92	.87	.88	.88	.88	.80	.79	.75
Discontinued operations	(.01)	.02	.02	.03	.03	.03	.03	.03
Net income	.91	.89	.90	.91	.91	.83	.82	.78
Cash dividends declared per share	.40	.40	.40	.40	.34	.34	.34	.34
Market price per share:(b)
High	66.20	69.00	66.98	65.16	59.30	52.95	54.33	47.91
Low	58.74	62.58	62.34	56.19	50.75	47.04	45.18	42.92
Close	65.81	64.59	65.88	63.10	59.09	51.32	52.14	45.46

(a)	During the fourth quarter, the Corporation recorded the acquisition of a 49.5 percent minority interest in a synthetic fuel partnership. The tax benefits and credits related to the operation of the partnership increased fourth quarter net income by $25.8 million, or $.05 per share. See Note 13.

(b)	Historical market prices do not reflect any adjustment for the Spin-off.

PART II

(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Corporation changed its method of accounting for customer coupons.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Dallas, Texas

February 22, 2005

PART II

(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2004.

Internal Control Over Financial Reporting

Management’s Report on the Financial Statements

Kimberly-Clark Corporation’s management is responsible for all aspects of the business, including the preparation of the consolidated financial statements in this annual report. The consolidated financial statements have been prepared using generally accepted accounting principles considered appropriate in the circumstances to present fairly the Corporation’s consolidated financial position, results of operations and cash flows on a consistent basis. Management also has prepared the other information in this annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

As can be expected in a complex and dynamic business environment, some financial statement amounts are based on estimates and judgments. Even though estimates and judgments are used, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this annual report. These measures include an effective control-oriented environment in which the internal audit function plays an important role and an Audit Committee of the board of directors that oversees the financial reporting process.

The consolidated financial statements have been audited by the independent registered public accounting firm, Deloitte & Touche LLP. During their audits, Deloitte & Touche LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the board of directors and all committees of the board. Management believes that all representations made to the independent registered public accountants during their audits were valid and appropriate.

Audit Committee Oversight and the Corporation’s Code of Conduct

The Audit Committee of the Board of Directors, which is composed solely of independent directors, assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and financial reporting practices of the Corporation; the audits of its consolidated financial statements; and internal control over financial reporting. The Audit Committee reviews with the auditors any relationships that may affect their objectivity and independence. The Audit Committee also reviews with management, the internal auditors and the independent registered public accounting firm the quality and adequacy of the Corporation’s internal control over financial reporting, including compliance matters related to the Corporation’s code of conduct, and the results of the internal and external audits. The Audit Committee has reviewed and recommended that the audited consolidated financial statements included in this report be included in Form 10-K for filing with the SEC.

PART II

(Continued)

The Corporation’s code of conduct, among other things, contains policies for conducting business affairs in a lawful and ethical manner everywhere it does business, for avoiding potential conflicts of interest and for preserving confidentiality of information and business ideas. Internal controls have been implemented to provide reasonable assurance that the code of conduct is followed.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, including safeguarding of assets against unauthorized acquisition, use or disposition. This system is designed to provide reasonable assurance to management and the board of directors regarding preparation of reliable published financial statements and safeguarding of the Corporation’s assets. This system is supported with written policies and procedures, contains self-monitoring mechanisms and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and, therefore, can provide only reasonable assurance as to the reliability of financial statement preparation and such asset safeguarding.

The Corporation has assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2004, the Corporation’s internal control over financial reporting is effective.

Deloitte & Touche LLP has issued its report on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting. That report appears below.

/s/ Thomas J. Falk	/s/ Mark A. Buthman
Thomas J. Falk	Mark A. Buthman
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 22, 2005

PART II

(Continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kimberly-Clark Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II

(Continued)

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Corporation as of and for the year ended December 31, 2004 and our report dated February 22, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding a change in the Corporation’s method of accounting for customer coupons.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 22, 2005

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation described above in “Management’s Report on Internal Control Over Financial Reporting” that occurred during the Corporation’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section of the 2005 Proxy Statement captioned “Certain Information Regarding Directors and Nominees” under “Proposal 1. Election of Directors” identifies members of the board of directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

Item 4A of this Form 10-K identifies executive officers of the Corporation and is incorporated in this Item 10 by reference.

The section of the 2005 Proxy Statement captioned “Corporate Governance—Board of Directors and Board Committees—Audit Committee” under “Proposal 1. Election of Directors” identifies members of the Audit Committee of the Board of Directors and an audit committee financial expert, and is incorporated in this Item 10 by reference.

The section of the 2005 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated in this Item 10 by reference.

The section of the 2005 Proxy Statement captioned “Corporate Governance—Other Corporate Governance Policies—Corporate Governance Policies” identifies how stockholders may obtain a copy of the Corporation’s Corporate Governance Policies without charge and is incorporated in this Item 10 by reference.

The section of the 2005 Proxy Statement captioned “Corporate Governance—Other Corporate Governance Policies—Code of Conduct” identifies how stockholders may obtain a copy of the Corporation’s Code of Conduct without charge and is incorporated in this Item 10 by reference.

The section of the 2005 Proxy Statement captioned “Corporate Governance—Board of Directors and Board Committees” identifies how stockholders may obtain a copy of charters of the Audit, Management Development and Compensation, and Nominating and Corporate Governance Committees of the Board of Directors without charge and is incorporated in this Item 10 by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the section of the 2005 Proxy Statement captioned “Executive Compensation” is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the section of the 2005 Proxy Statement captioned “Security Ownership of Management” is incorporated in this Item 12 by reference.

PART III

(Continued)

The following table gives information about the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Corporation’s equity compensation plans as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in millions) (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) (c)
Equity compensation plans approved by stockholders (1)	31.5	(2)	$55.36		33.6	(3)
Equity compensation plans not approved by stockholders (4)	.2	(5)	71.37	(5)	.8

Total	31.7		$55.45		34.4

(1)	Includes the 1992 Equity Participation Plan and 2001 Equity Participation Plan.
(2)	Does not include .7 million restricted share units granted under the 2001 Equity Participation Plan. Upon vesting, a share of the Corporation’s common stock is issued for each restricted share unit.
(3)	Includes 16.4 million shares that may be granted as restricted shares or restricted share units under the 2001 Equity Participation Plan.
(4)	Includes the 1999 Restricted Stock Plan, Outside Directors’ Compensation Plan and certain acquired equity compensation plans. See below for descriptions of the 1999 Restricted Stock Plan and Outside Directors’ Compensation Plan.
(5)	Includes .1 million options at a weighted-average exercise price of $92.21 granted under equity compensation plans assumed by the Corporation in connection with acquisitions to honor existing obligations of acquired entities. The Corporation will not make any additional grants or awards under such plans, although the terms of one acquired deferred compensation plan provide for issuance of a de minimus number of shares of the Corporation’s common stock for reinvested dividends on deferred amounts.

1999 Restricted Stock Plan. In 1999, the Corporation’s Board of Directors approved the 1999 Restricted Stock Plan under which certain key employees could be granted, in the aggregate, up to 2,500,000 shares of the Corporation’s common stock or awards of restricted stock units. These restricted stock awards vest and become unrestricted shares in three to ten years from the date of grant. Although plan participants are entitled to cash dividends and may vote such awarded shares, the sale or transfer of such shares is limited during the restricted period. The market value of the Corporation’s stock at the date of grant determines the value of the restricted stock award. Although no additional awards can be granted under this plan, unvested restricted share units are credited with dividends that are converted to additional restricted share units.

Outside Directors’ Compensation Plan. In 2001, the Corporation’s Board of Directors approved the Outside Directors’ Compensation Plan. A maximum of 1,000,000 shares of the Corporation’s common stock is available for grant under this plan. The Corporation’s Board of Directors may grant awards in the form of stock, stock appreciation rights, restricted shares, restricted share units, or any combination of cash, options, stock, stock appreciation rights, restricted shares or restricted share units under this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section of the 2005 Proxy Statement captioned “Certain Transactions and Business Relationships” is incorporated in this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the sections of the 2005 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Approval of Auditors” is incorporated in this Item 14 by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements.

The financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial statement schedules.

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in Item 8:

Report of Independent Registered Public Accounting Firm

Schedule for Kimberly-Clark Corporation and Subsidiaries:

Schedule II Valuation and Qualifying Accounts

All other schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

3.	Exhibits.

Exhibit No.	(3)a.	Restated Certificate of Incorporation, dated June 12, 1997, and Certificate Eliminating Series A Junior Participating Preferred Stock, dated November 19, 2004, filed herewith.

Exhibit No.	(3)b.	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit No.	(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No.	(10)a.	Management Achievement Award Program, as amended and restated, incorporated by reference to Exhibit No. (10)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit No.	(10)b.	Executive Severance Plan, as amended and restated, incorporated by reference to Exhibit No. (10)b of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	(10)c.	Fourth Amended and Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit No. (10)c of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No.	(10)d.	Executive Officer Achievement Award Program, incorporated by reference to Exhibit No. (10)d of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	(10)e.	1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No.	(10)f.	Deferred Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)f of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	(10)g.	Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

PART IV

(Continued)

Exhibit No.	(10)h.	Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended, incorporated by reference to Exhibit No. (10)h of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	(10)i.	Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, incorporated by reference to Exhibit No. (10)i of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	(10)j.	Retirement Contribution Excess Benefit Program, as amended and restated, incorporated by reference to Exhibit No. (10)j of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No.	(10)k.	1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No.	(10)l.	Outside Directors’ Compensation Plan, as amended and restated, incorporated by reference to Exhibit No. (10)l of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	(10)m.	2001 Equity Participation Plan, incorporated by reference to Exhibit No. (10)m of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.	(10)n.	Form of Award Agreements under 2001 Equity Participation Plan, filed herewith.

Exhibit No.	(10)o.	Summary of Outside Directors’ 2005 Compensation pursuant to the Outside Directors’ Compensation Plan, filed herewith.

Exhibit No.	(12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2004, filed herewith.

Exhibit No.	(21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No.	(23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No.	(24).	Powers of Attorney, filed herewith.

Exhibit No.	(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit No.	(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No.	(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No.	(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 22, 2005	By:	/s/ MARK A. BUTHMAN
Mark A. Buthman Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS J. FALK Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 22, 2005

/s/ MARK A. BUTHMAN Mark A. Buthman	Senior Vice President and Chief Financial Officer (principal financial officer)	February 22, 2005

/s/ RANDY J. VEST Randy J. Vest	Vice President and Controller (principal accounting officer)	February 22, 2005

Directors

Dennis R. Beresford	Claudio X. Gonzalez
John F. Bergstrom	Mae C. Jemison
Pastora San Juan Cafferty	Linda Johnson Rice
Robert W. Decherd	Marc J. Shapiro
Thomas J. Falk	G. Craig Sullivan

By:	/s/ RONALD D. MC CRAY	February 22, 2005
Ronald D. Mc Cray Attorney-in-Fact

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications

December 31, 2004
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$47.9	$8.8	$4.0	$18.2	(b)(c)	$42.5
Allowances for sales discounts	19.7	233.1	.1	232.8	(d)	20.1

December 31, 2003
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$48.4	$11.9	$6.5	$18.9	(b)	$47.9
Allowances for sales discounts	19.2	228.2	1.6	229.3	(d)	19.7

December 31, 2002
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$49.8	$10.4	$.2	$12.0	(b)	$48.4
Allowances for sales discounts	20.0	218.8	.6	220.2	(d)	19.2

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates. Also includes the beginning balances resulting from acquisitions made during the year and from the consolidation of Klabin Kimberly S.A., the Corporation’s Brazilian affiliate in 2003.

(b)	Primarily uncollectible receivables written off.

(c)	Includes $4.6 million of Neenah Paper balances spun off in November 2004.

(d)	Sales discounts allowed.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions(a)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts

December 31, 2004
Deferred Taxes
Valuation Allowance	$247.9	$(12.4)	$—	$(16.9)	$252.4

December 31, 2003
Deferred Taxes
Valuation Allowance	$240.6	$15.1	$—	$7.8	$247.9

December 31, 2002
Deferred Taxes
Valuation Allowance	$177.2	$55.3	$—	$(8.1)	$240.6

(a)	Includes the net currency effects of translating valuation allowances at current rates under Statement of Financial Accounting Standards No. 52 of $(18.4) million in 2004, $(9.3) million in 2003 and $1.5 million in 2002.

Exhibit Index

Exhibit No.	(3)a.	Restated Certificate of Incorporation, dated June 12, 1997, and Certificate Eliminating Series A Junior Participating Preferred Stock, dated November 19, 2004, filed herewith.

Exhibit No.	(3)b.	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit No.	(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No.	(10)a.	Management Achievement Award Program, as amended and restated, incorporated by reference to Exhibit No. (10)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit No.	(10)b.	Executive Severance Plan, as amended and restated, incorporated by reference to Exhibit No. (10)b of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	(10)c.	Fourth Amended and Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit No. (10)c of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No.	(10)d.	Executive Officer Achievement Award Program, incorporated by reference to Exhibit No. (10)d of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	(10)e.	1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No.	(10)f.	Deferred Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)f of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	(10)g.	Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	(10)h.	Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended, incorporated by reference to Exhibit No. (10)h of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	(10)i.	Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, incorporated by reference to Exhibit No. (10)i of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	(10)j.	Retirement Contribution Excess Benefit Program, as amended and restated, incorporated by reference to Exhibit No. (10)j of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No.	(10)k.	1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No.	(10)l.	Outside Directors’ Compensation Plan, as amended and restated, incorporated by reference to Exhibit No. (10)l of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	(10)m.	2001 Equity Participation Plan, incorporated by reference to Exhibit No. (10)m of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.	(10)n.	Form of Award Agreements under 2001 Equity Participation Plan, filed herewith.

Exhibit No.	(10)o.	Summary of Outside Directors’ 2005 Compensation pursuant to the Outside Directors’ Compensation Plan, filed herewith.

Exhibit No.	(12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2004, filed herewith.

Exhibit No.	(21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No.	(23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No.	(24).	Powers of Attorney, filed herewith.

Exhibit No.	(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.