Form 10-Q
period 2005-03-31
KIMBERLY CLARK CORP
filed 2005-05-05
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes X . No   .

As of  April 28, 2005, there were 478,416,927 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2005	2004
Net Sales	$3,905.8	$3,711.5
Cost of products sold	2,599.2	2,455.8

Gross Profit	1,306.6	1,255.7
Marketing, research and general expenses	653.9	617.8
Other (income) expense, net	15.1	14.5

Operating Profit	637.6	623.4
Nonoperating expense	(46.3)	(51.5)
Interest income	6.0	4.0
Interest expense	(43.9)	(38.7)

Income Before Income Taxes, Equity Interests and Discontinued
Operations	553.4	537.2
Provision for income taxes	(117.2)	(107.3)
Share of net income of equity companies	34.1	30.9
Minority owners' share of subsidiaries' net income	(20.2)	(17.0)

Income From Continuing Operations	450.1	443.8
Income From Discontinued Operations, Net of Income Taxes	-	15.5

Net Income	$450.1	$459.3

Per Share Basis:
Basic
Continuing operations	$.94	$.88
Discontinued operations	-	.04

Net income	$.94	$.92

Diluted
Continuing operations	$.93	$.88
Discontinued operations	-	.03

Net income	$.93	$.91

Cash Dividends Declared	$.45	$.40

Unaudited

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)	March 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$833.5	$594.0
Accounts receivable	1,944.2	2,038.3
Inventories	1,682.0	1,670.9
Other current assets	683.2	658.7

Total Current Assets	5,142.9	4,961.9
Property	14,756.2	14,823.1
Less accumulated depreciation	6,923.8	6,832.6

Net Property	7,832.4	7,990.5

Investments in Equity Companies	466.3	444.4
Goodwill	2,688.4	2,702.9

Other Assets	904.1	918.3

	$17,034.1	$17,018.0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Debt payable within one year	$1,435.6	$1,214.7
Accounts payable	1,235.4	1,248.7
Accrued expenses	1,303.0	1,431.6
Other current liabilities	668.9	642.2

Total Current Liabilities	4,642.9	4,537.2

Long-Term Debt	2,278.7	2,298.0
Noncurrent Employee Benefit and Other Obligations	1,648.8	1,621.7

Deferred Income Taxes	853.2	840.3
Minority Owners' Interests in Subsidiaries	378.9	368.4

Preferred Securities of Subsidiary	731.3	722.9
Stockholders' Equity	6,500.3	6,629.5

	$17,034.1	$17,018.0

Unaudited

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	Three Months Ended March 31
(Millions of dollars)	2005	2004
Continuing Operations:
Operating Activities
Income from continuing operations	$450.1	$443.8
Depreciation and amortization	192.0	200.4
Changes in operating working capital	(79.5)	(44.6)
Deferred income tax provision	11.1	10.1
Equity companies' earnings in excess of dividends paid	(33.6)	(29.8)
Postretirement benefits	29.0	(15.5)
Other	39.3	40.6

Cash Provided by Operations	608.4	605.0

Investing Activities
Capital spending	(108.9)	(106.2)
Proceeds from sales of investments	10.5	13.5
Net increase in time deposits	(17.4)	(6.9)
Investments in marketable securities	-	(4.0)
Other	(12.1)	14.3

Cash Used for Investing	(127.9)	(89.3)

Financing Activities
Cash dividends paid	(194.2)	(171.1)
Net increase (decrease) in short-term debt	301.5	(165.5)
Proceeds from issuance of long-term debt	-	22.1
Repayments of long-term debt	(84.5)	(114.9)
Proceeds from exercise of stock options	67.0	110.7
Acquisitions of common stock for the treasury	(321.9)	(166.7)
Other	(3.3)	1.4

Cash Used for Financing	(235.4)	(484.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5.6)	(3.2)

Cash Provided by Continuing Operations	239.5	28.5

Cash Provided by Discontinued Operations	-	9.9

Increase in Cash and Cash Equivalents	239.5	38.4

Cash and Cash Equivalents, beginning of year	594.0	290.6

Cash and Cash Equivalents, end of period	$833.5	$329.0

Unaudited

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited consolidated financial statements have been prepared on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2004, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet, consolidated income statement and condensed consolidated cash flow statement for the periods indicated. Certain reclassifications have been made to conform prior year data to the current year presentation.

On November 30, 2004, the Corporation completed the spin-off of Neenah Paper, Inc. As a result, the Corporation’s prior period consolidated income statement and condensed consolidated cash flow statement and related disclosures present the fine paper and technical paper businesses as discontinued operations. The December 31, 2004 condensed consolidated balance sheet and related disclosures are presented on their historic basis. Unless otherwise noted, the information contained in the notes to the consolidated financial statements relates to the Corporation’s continuing operations.

Note 2. Stock-Based Employee Compensation

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

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2005	2004
Net income, as reported	$450.1	$459.3
Less: Stock-based employee compensation determined under the fair
value requirements of SFAS 123, net of income tax benefits	7.9	9.4

Pro forma net income	$442.2	$449.9

Earnings per share:
Basic - as reported	$.94	$.92

Basic - pro forma	$.92	$.90

Diluted - as reported	$.93	$.91

Diluted - pro forma	$.91	$.89

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Note 2.  (Continued)

On April 14, 2005, the Securities and Exchange Commission amended the compliance date for SFAS 123R, Share-Based Payment, by requiring adoption of the fair value method of accounting for share-based payments to employees no later than the first fiscal year beginning after December 15, 2005. The Corporation is evaluating SFAS 123R and expects to adopt it effective January 1, 2006.

Note 3. Inventories

The following schedule presents inventories by major class as of March 31, 2005 and December 31, 2004:

(Millions of dollars)	March 31, 2005	December 31, 2004
At lower of cost on the First-In,
First-Out (FIFO) method or market:
Raw materials	$328.1	$332.7
Work in process	228.2	225.9
Finished goods	1,069.6	1,044.6
Supplies and other	232.8	235.4

	1,858.7	1,838.6
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(176.7)	(167.7)

Total	$1,682.0	$1,670.9

FIFO cost of total inventories on the LIFO method was $817.0 million and $768.5 million at March 31, 2005 and December 31, 2004, respectively.

Note 4. Synthetic Fuel Partnerships

The Corporation has minority interests in two synthetic fuel partnerships. The production of synthetic fuel results in pretax losses, which totaled $46.3 million and $51.5 million in the first quarter of 2005 and 2004, respectively, and are reported as nonoperating expense on the Corporation’s income statement. The production of synthetic fuel results in tax credits as well as tax deductions for the nonoperating losses, which reduce the Corporation’s income tax expense. The Corporation’s participation in these synthetic fuel partnerships resulted in tax credits, which totaled $43.3 million and $46.7 million in the first quarter of 2005 and 2004, respectively. The nonoperating losses generated tax benefits of an additional $16.2 million and $18.0 million in the first quarter of 2005 and 2004, respectively. The tax credits and tax benefits combined to reduce the Corporation’s income tax provision by $59.5 million and $64.7 million in the first quarter of 2005 and 2004, respectively.

Note 5. Components of Net Periodic Benefit Cost

Shown below is the interim period disclosure required by SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits.

Note 5. (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31
(Millions of dollars)	2005	2004	2005	2004
Service cost	$23.0	$23.1	$4.2	$4.7
Interest cost	73.1	77.1	12.1	12.2
Expected return on plan assets	(80.9)	(82.5)	-	-
Recognized net actuarial loss	22.7	23.7	1.3	.9
Other	1.5	2.5	.2	.1

Net periodic benefit cost	$39.4	$43.9	$17.8	$17.9

During the first quarter of 2005 and 2004, the Corporation made cash contributions of approximately $11 million and $62 million, respectively, to its pension trusts. The Corporation currently anticipates contributing about $68 million in 2005 to its pension trusts outside the U.S.

Note 6. Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share (“EPS”). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

	Average Common Shares Outstanding for the Three Months Ended March 31
(Millions of shares)	2005	2004
Basic	480.5	501.8
Dilutive effect of stock options	3.4	3.2
Dilutive effect of restricted stock awards	.7	.3

Diluted	484.6	505.3

Options outstanding during the first quarter ended March 31, 2005 and 2004 to purchase 5.3 million and 11.1 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

The number of common shares outstanding as of March 31, 2005 and 2004 was 478.9 million and 501.3 million, respectively.

Note 7. Comprehensive Income

The following schedule presents the components of comprehensive income:

	Three Months Ended March 31
(Millions of dollars)	2005	2004
Net income	$450.1	$459.3
Unrealized currency translation adjustments, net of tax	(145.3)	4.0
Deferred gains on cash flow hedges, net of tax	11.2	6.2

Comprehensive income	$316.0	$469.5

Note 7.  (Continued)

The net unrealized currency translation adjustment for the three months ended March 31, 2005 is primarily due to the weakining of the euro, British pound, Swiss franc and Australian dollar versus the U.S. dollar.

Note 8. Description of Business Segments

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care; Consumer Tissue; and Business-to-Business. The reportable segments are headed by executive officers who report to the Corporation’s Chief Executive Officer. These officers are responsible for the development and execution of global strategies to drive growth and profitability of the Corporation’s worldwide Personal Care, Consumer Tissue and Business-to-Business operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses.

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

The following schedule presents information concerning consolidated operations by business segment.

	Three Months Ended March 31
(Millions of dollars)	2005	2004
NET SALES:
Personal Care	$1,532.9	$1,480.1
Consumer Tissue	1,441.7	1,342.0
Business-to-Business	928.0	941.7
Unallocated items - net	7.8	2.2
Intersegment sales	(4.6)	(54.5)

Consolidated	$3,905.8	$3,711.5

Note 8.  (Continued)

	Three Months Ended March 31
(Millions of dollars)	2005	2004
OPERATING PROFIT (reconciled to income before income taxes):
Personal Care	$311.8	$326.5
Consumer Tissue	203.2	202.3
Business-to-Business	165.8	140.6
Other income (expense) - net	(15.1)	(14.5)
Unallocated items - net	(28.1)	(31.5)

Total Operating Profit	637.6	623.4
Nonoperating expense	(46.3)	(51.5)
Interest income	6.0	4.0
Interest expense	(43.9)	(38.7)

Income Before Income Taxes	$553.4	$537.2

Note: Unallocated items – net, consists of expenses not associated with the business segments.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects. The following will be discussed and analyzed:

•	Overview of First Quarter 2005 Results

•	Business Segments

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Environmental Matters

•	Business Outlook

Overview of First Quarter 2005 Results

Despite inflationary pressures and difficult price competition in several key businesses, the Corporation delivered net sales and earnings per share growth in line with its objectives.

•	Net sales increased 5.2 percent.

•	Improvement was due to 3 percent favorable currency, 2 percent higher sales volumes and 1 percent improvement in net selling prices.

•	Operating profit rose 2.3 percent and earnings per share from continuing operations advanced 5.7 percent.

•	Net sales growth and cost savings overcame significant cost inflation.

•	Earnings per share benefited from the Corporation’s share repurchase program.

•	Cash flow continued to be strong.

•	Cash provided by operations was $608.4 million.

Business Segments

On April 21, 2005, the Corporation announced organizational changes that, while maintaining its three global business segments – Personal Care, Consumer Tissue and Business-to-Business – changed certain reporting relationships within the operating structure of the Personal Care and Consumer Tissue segments. The Personal Care and Consumer Tissue North Atlantic organizations now report to the same executive officer.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s first quarter 2005 net sales, operating profit and other information relevant to an understanding of the results of operations.

First Quarter of 2005 Compared With First Quarter of 2004

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2005	2004
Personal Care	$1,532.9	$1,480.1
Consumer Tissue	1,441.7	1,342.0
Business-to-Business	928.0	941.7
Unallocated items - net	7.8	2.2
Intersegment sales	(4.6)	(54.5)

Consolidated	$3,905.8	$3,711.5

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Change Due To
	Total Change	Organic Volume Growth	Net Price	Currency	Pulp Sales
Consolidated	5	2	1	3	(1)
Personal Care	4	2	(1)	3	-
Consumer Tissue	7	1	3	3	-
Business-to-Business	(1)	5	1	2	(9)

Consolidated net sales for the first quarter of 2005 were 5.2 percent higher than in 2004. Overall sales volumes increased slightly more than 2 percent, on continued strength in the developing and emerging markets in each of the business segments along with successful product launches in North America. Net selling prices added about 1 percent, as price increases for consumer tissue and professional products in North America were largely offset by lower pricing for diapers and training pants in North America and Europe and for consumer tissue products in Europe. Favorable currency effects contributed nearly 3 percent. The divestiture of the pulp operations, as part of the spin-off of Neenah Paper on November 30, 2004, reduced net sales by about 1 percent.

•	Personal care net sales increased 3.6 percent from last year on higher sales volumes of about 2 percent and nearly 3 percent of currency-related benefits. Net selling prices declined approximately 1 percent, as improving prices throughout most of the developing and emerging markets (Asia, Latin America, the Middle East, Eastern Europe and Africa) were more than offset by competitive activity in diapers and training pants in North America and Europe.

Personal care sales in North America decreased about 1 percent versus the prior year. Sales volumes rose approximately 1 percent, while net selling prices and product mix both declined about 1 percent. Sales volumes benefited from continued strong growth of Pull-Ups training pants, boosted by the introduction of new Pull-Ups with Wetness Liner, and the Depend and Poise incontinence care brands. Those increases were partially offset by lower sales volumes of Huggies diapers and Kotex feminine care products. In Europe, competition remained intense and sales decreased approximately 4 percent despite positive currency effects of about 6 percent. Net selling prices were lower by approximately 6 percent and overall sales volumes were down about 4 percent, including a decline of nearly 2 percent for diapers. However, diaper shipments in Europe improved sequentially compared with the fourth quarter of 2004 following the introduction of Huggies Supreme diapers and Huggies Convertibles diaper-pants. In developing and emerging markets, personal care sales climbed slightly more than 14 percent on solid volume growth – with particular strength throughout Latin America. Currency benefits and higher selling prices also contributed to the gain.

•	Consumer tissue net sales increased 7.4 percent. Net selling prices and currency each contributed approximately 3 percentage points to the increase, while sales volumes were about 1 percent higher.

In North America, sales of consumer tissue products rose more than 8 percent, mainly attributable to an improvement in net selling prices of about 7 percent. Product mix also improved almost 1 percent primarily due to the introduction of Kleenex Anti-Viral facial tissue. Sales volumes were up slightly as new Scott Extra Soft bathroom tissue spurred solid growth for the brand; however, lower sales volumes, primarily for mainline Kleenex facial tissue, which was impacted by a weak cold and flu season, tempered this growth. In Europe, consumer tissue sales were flat as favorable currency effects of approximately 6 percent were offset by lower net selling prices and sales volumes. Consumer tissue sales in developing and emerging markets advanced more than 16 percent, driven by improvements in sales volumes, including double-digit growth in Asia, net selling prices and currency exchange rates.

•	Net sales for the business-to-business segment decreased 1.5 percent primarily due to an almost 9 percent effect from the divestiture of the pulp operations included in the Neenah Paper spin-off. Overall sales volumes improved more than 4 percent during the quarter, with both K-C Professional and Health Care posting growth of around 5 percent. Currency effects and pricing positively affected sales comparisons by approximately 2 percent and 1 percent, respectively. Net selling prices for K-C Professional’s brands in North America rose nearly 2 percent, while prices for Health Care were about 1 percent higher globally.

Analysis of Results by Geography
(Millions of dollars)

Net Sales	2005	2004
North America	$2,275.7	$2,220.4
Outside North America	1,754.8	1,622.9
Intergeographic sales	(124.7)	(131.8)

Consolidated	$3,905.8	$3,711.5

Commentary:

•	Net sales in North America increased 2.5 percent as the higher sales volumes for professional and health care products and improved net selling prices primarily in consumer tissue more than offset the lower diaper sales volumes and the absence of pulp sales in 2005.

•	Net sales outside North America increased 8.1 percent, primarily on the previously mentioned strength in the developing and emerging markets.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2005	2004
Personal Care	$311.8	$326.5
Consumer Tissue	203.2	202.3
Business-to-Business	165.8	140.6
Other income (expense) - net	(15.1)	(14.5)
Unallocated items - net	(28.1)	(31.5)

Consolidated	$637.6	$623.4

Note:   Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

	Percent Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Fiber Cost	Currency	Other (a)
Consolidated	2	5	5	(3)	2	(7)
Personal Care	(5)	4	(4)	(2)	2	(5)
Consumer Tissue	-	-	19	(5)	-	(14)
Business-to-Business	18	11	6	(2)	3	-

(a)     Includes higher raw material, energy and distribution costs net of cost savings achieved.

Consolidated operating profit in the first quarter of 2005 increased 2.3 percent from the prior year. The higher net selling prices and sales volumes, along with about $45 million of gross cost savings more than offset about $100 million of inflation in key cost components, including over $50 million of inflation in raw materials other than fiber, driven by increases in oil-based costs. Higher resin costs, which have reached record levels, were responsible for a majority of this increase. In addition, fiber costs were almost $20 million higher, and distribution costs increased approximately $25 million versus the year-ago quarter. Operating profit in the first quarter included about $10 million from a favorable legal settlement; however, this benefit was offset by currency transaction losses and the negative effect of the devaluation of the Venezuelan bolivar.

•	Personal care segment operating profit declined 4.5 percent as the benefits of higher sales volumes and cost savings were more than offset by lower net selling prices and significant raw material cost inflation. First quarter 2005 included benefits from the previously mentioned favorable legal settlement. In both North America and Europe, lower net selling prices and raw materials cost inflation negated the benefits of cost savings. In the developing and emerging markets, operating profit grew nearly 2 percent on the strength of higher sales volumes and net selling prices, tempered by higher materials cost.

•	Consumer tissue segment operating profit was essentially even with last year as the higher net selling prices were almost offset by higher raw material, energy and distribution costs. Operating profit in North America increased principally due to the higher net selling prices. However, Europe declined because of the lower net selling prices and reduced sales volumes. Operating profit in the developing and emerging markets was slightly below last year primarily due to higher costs.

•	Business-to-business segment operating profit increased 17.9 percent primarily because of the higher net selling prices and sales volumes, as well as the absence of operating losses incurred in 2004 by the pulp operations that were included in the Neenah Paper spin-off.

•	Other income (expense), net was in line with last year as higher currency losses, including the devaluation of the Venezuelan bolivar, were offset by lower losses related to the Corporation’s investments in historic restoration projects.

Analysis of Results by Geography
(Millions of dollars)

Operating Profit	2005	2004
North America	$533.8	$510.8
Outside North America	147.0	158.6
Other income (expense) - net	(15.1)	(14.5)
Unallocated items - net	(28.1)	(31.5)

Consolidated	$637.6	$623.4

Note:  Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

•	Operating profit in North America increased 4.5 percent primarily due to the operating losses of the pulp operations in 2004 and a lower level of allocated expenses in 2005.

•	Operating profit outside North America decreased 7.3 percent primarily due to the lower earnings for consumer tissue in Europe tempered by increased profit in Asia, principally in consumer tissue.

Additional Income Statement Commentary

•	Nonoperating expense of $46.3 million for the first quarter of 2005 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 4.

Under the Internal Revenue Code, the ability to use tax credits from the production of synthetic fuel is phased-out when the average annual domestic wellhead price published by the Department of Energy (“DOE”) exceeds certain inflation-adjusted limits within each calendar year. Partial phase-out begins when the published DOE average annual price exceeds approximately $52 per barrel and complete phase-out occurs when the average annual price exceeds approximately $63 per barrel. In general, the published DOE price is lower than the NYMEX published price of crude oil by $3 to $6 per barrel. The estimated DOE average price in the first quarter of 2005 was below the phase-out price. Accordingly, no reduction of the credits earned in the first quarter of 2005 was necessary.

•	Interest expense increased 13.4 percent primarily due to higher average interest rates.

•	The Corporation’s effective income tax rate was 21.2 percent in 2005 compared with 20.0 percent in 2004. A lower level of synthetic fuel tax benefits and related nonoperating expense than in the prior year was the main reason the first quarter effective tax rate increased from 2004.

•	The Corporation’s share of net income of equity affiliates increased 10.4 percent primarily due to higher earnings at Kimberly-Clark de Mexico, S.A. de C.V. (“KCM”). KCM’s results were driven by higher net selling prices and higher sales volumes. The improvement was partially offset by currency losses in 2005 compared with currency gains in 2004.

•	Minority owners’ share of subsidiaries’ net income increased 18.8 percent, primarily due to higher returns on the preferred securities of the Corporation’s consolidated foreign financing subsidiary. In June 2004, a nonaffiliated entity invested an additional $125 million in the Corporation’s Luxembourg-based financing subsidiary. In conjunction with this transaction, the fixed annual rate of return on the preferred securities was increased from 4.47 percent to 4.56 percent.

•	Income from discontinued operations represents the results of the Corporation’s former fine paper and technical paper businesses that were included in the November 30, 2004 Neenah Paper spin-off.

•	As a result of the Corporation’s ongoing share repurchase program, the average number of common shares outstanding declined, benefiting first quarter 2005 results by $.04 per share compared with last year.

Liquidity and Capital Resources

•	Cash provided by operations for the first three months of 2005 increased $3.4 million compared with 2004 reflecting the higher level of income from continuing operations and lower cash contributions to the pension trusts, tempered by a higher investment in working capital.

•	Capital spending in the first quarter of 2005 was $108.9 million. Since capital spending typically accelerates as the year progresses, the Corporation is still targeting to invest $800 million for the full year 2005.

•	During the first three months of 2005, the Corporation repurchased 4.6 million shares of its common stock at a cost of approximately $301 million. Due to the Corporation’s continued strong cash flow, it is maintaining its target for repurchases of its common shares at $1 billion or more for 2005.

•	At March 31, 2005, total debt and preferred securities was $4.4 billion, an increase of $.2 billion from December 31, 2004.

•	Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, repurchases of common stock and other needs in the foreseeable future.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) 143, Accounting for Asset Retirement Obligations, by stating that the obligation to perform the asset retirement activity is not conditional even though the timing or method of retirement may be conditional. Consequently, FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective for years ending after December 15, 2005. The Corporation is currently evaluating the effect of FIN 47 and will adopt it at December 31, 2005.

On April 14, 2005, the Securities and Exchange Commission amended the compliance date for SFAS 123R, Share-Based Payment, by requiring adoption of the fair value method of accounting for share-based payments to employees no later than the first fiscal year beginning after December 15, 2005. The Corporation is evaluating SFAS 123R and will adopt it effective January 1, 2006.

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

Business Outlook

Based on results in the first quarter and plans for the balance of the year, the Corporation continues to believe its previous guidance for 2005 is appropriate. Specifically, the Corporation is targeting sales growth of 3 to 5 percent, consistent with its long-term objective. The gain is expected to come largely from volume improvements, driven by strong innovation and marketing programs. Top-line growth and continued success in reducing costs are expected to help achieve operating profit growth of 3 to 6 percent despite inflationary cost pressures.

A number of steps are being taken that should help counteract the significant and continuing escalation in costs. During the second quarter, the Corporation will begin to benefit from price increases on Cottonelle bathroom tissue, Viva paper towels and K-C Professional products in North America. Changes are being made to facial tissue package counts in North America that are expected to drive growth for the category and the Kleenex brand, and further cost reductions in Personal Care in North America and Europe are being initiated. In addition, plans were recently finalized to increase prices for Huggies diapers and Pull-Ups training pants, GoodNites youth pants and Little Swimmers swimpants, and Depend and Poise in the U.S. early in the third quarter.

The Corporation expects to deliver earnings of $3.70 to $3.85 per share for the year, representing mid- to high single-digit growth compared with net income from continuing operations of $3.55 per share in 2004.

As for the second quarter, earnings are anticipated to be in a range of 92 to 94 cents per share. Compared with net income from continuing operations of 88 cents per share in 2004, this would represent growth of approximately 5 to 7 percent, similar to the expected level of improvement for the full year. The Corporation is planning to continue a stepped-up level of marketing spending in the quarter compared with the prior year. The spending will support product launches, including Huggies toiletries, Pull-Ups training pants with Wetness Liner, Scott Extra Soft bathroom tissue and Kleenex Moist Cloths. Distribution and raw material costs are expected to continue to increase in the second quarter.

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

For a description of these and other factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see the section Part 1 of Item I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 entitled “Factors That May Affect Future Results.”

Item 4. Controls and Procedures.

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs. All share repurchases by the Corporation were made through brokers on the New York Stock Exchange. During 2005, the Corporation anticipates purchasing $1.0 billion or more of its common stock. The following table contains information for shares repurchased during the first quarter of 2005. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

Period (2005)	Shares Purchased (1)	Average Cost Per Share	Cumulative Number of Shares Purchased Pursuant To The Plan	Remaining Shares That May Be Repurchased
January 1 to 31	1,483,000	$64.55	7,020,000	17,980,000
February 1 to 28	1,432,000	$66.38	8,452,000	16,548,000
March 1 to 31	1,680,000	$65.63	10,132,000	14,868,000

Total	4,595,000	$65.51

(1)	All share repurchases during the three months ended March 31, 2005 were made pursuant to a share repurchase program authorized by the Corporation’s board of directors on June 8, 2004 and announced the same day, which allowed for the repurchase of 25 million shares in an amount not to exceed $2.25 billion.

In addition, during January, February and March 2005, 5,101 shares at a cost of $329,578; 66,299 shares at a cost of $4,455,326; and 1,972 shares at a cost of $128,765, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2005 Annual Meeting of Stockholders was held on Thursday, April 28, 2005, at the Four Seasons Resort and Club, 4150 North MacArthur Boulevard, Irving, Texas. Represented at the meeting in person or by proxy were 426,397,544 shares of common stock, or more than 88.5 percent of all shares of common stock outstanding.

Following is a list of directors elected to three-year terms expiring in 2008 and the corresponding vote tabulation for the shares represented at the meeting. Of the shares represented at the meeting, at least 96.7 percent voted for each nominee. There were no broker non-votes with respect to this matter.

Nominee	Votes For	Votes Withheld
John F. Bergstrom	412,486,612	13,910,932
Robert W. Decherd	421,108,967	5,288,577
G. Craig Sullivan	421,039,363	5,358,181

The Corporation’s other directors are Dennis R. Beresford, Pastora San Juan Cafferty, Thomas J. Falk, Claudio X. Gonzalez, Mae C. Jemison, M.D., Linda Johnson Rice and Marc J. Shapiro.

The stockholders also voted on two proposals at the Annual Meeting. The following table shows the vote tabulation for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Abstain	Broker Non-votes
Corporation Proposal
Selection of auditors	415,036,466	8,552,416	2,808,662

Stockholder Proposal
Relating to the adoption of Global
Human Rights Standards	27,898,257	299,330,617	42,587,652	56,581,018

Item 6.  Exhibits.

(a)  Exhibits

(3)a	Restated Certificate of Incorporation, dated June 12, 1997 and Certificate Eliminating Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit No. (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

(3)b	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION (Registrant) By: /s/ Mark A. Buthman —————————————— Mark A. Buthman Senior Vice President and Chief Financial Officer (principal financial officer)

By: /s/ Randy J. Vest —————————————— Randy J. Vest Vice President and Controller (principal accounting officer)

May 5, 2005

EXHIBIT INDEX

Exhibit No.	Description
(3)a	Restated Certificate of Incorporation, dated June 12, 1997 and Certificate Eliminating Series A Junior Participating Preferred Stock , incorporated by reference to Exhibit No. (3)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

(3)b	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.