Form 10-Q
period 2005-06-30
KIMBERLY CLARK CORP
filed 2005-08-04
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes X . No   .

As of  July 28, 2005, there were 476,291,614 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2005	2004	2005	2004
Net Sales	$3,987.1	$3,687.3	$7,892.9	$7,398.8
Cost of products sold	2,664.5	2,432.5	5,263.7	4,888.3

Gross Profit	1,322.6	1,254.8	2,629.2	2,510.5
Marketing, research and general expenses	688.1	615.6	1,342.0	1,233.4
Other (income) expense, net	(1.7)	14.5	13.4	29.0

Operating Profit	636.2	624.7	1,273.8	1,248.1
Nonoperating expense	(47.9)	(38.7)	(94.2)	(90.2)
Interest income	8.3	4.0	14.3	8.0
Interest expense	(46.3)	(40.7)	(90.2)	(79.4)

Income Before Income Taxes, Equity Interests
and Discontinued Operations	550.3	549.3	1,103.7	1,086.5
Provision for income taxes	(140.8)	(118.2)	(258.0)	(225.5)
Share of net income of equity companies	32.3	29.9	66.4	60.8
Minority owners' share of subsidiaries' net income	(20.0)	(18.1)	(40.2)	(35.1)

Income From Continuing Operations	421.8	442.9	871.9	886.7
Income From Discontinued Operations,
Net of Income Taxes	-	11.4	-	26.9

Net Income	$421.8	$454.3	$871.9	$913.6

Per Share Basis:

Basic
Continuing operations	$.88	$.89	$1.82	$1.77
Discontinued operations	-	.02	-	.05

Net Income	$.88	$.91	$1.82	$1.82

Diluted
Continuing operations	$.88	$.88	$1.81	$1.76
Discontinued operations	-	.02	-	.05

Net Income	$.88	$.90	$1.81	$1.81

Cash Dividends Declared	$.45	$.40	$.90	$.80

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Millions of dollars)	June 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$466.1	$594.0
Accounts receivable	1,985.4	2,038.3
Inventories	1,730.9	1,670.9
Other current assets	663.0	658.7

Total Current Assets	4,845.4	4,961.9
Property	14,620.1	14,823.1
Less accumulated depreciation	6,948.3	6,832.6

Net Property	7,671.8	7,990.5

Investments in Equity Companies	479.9	444.4
Goodwill	2,710.4	2,702.9

Other Assets	897.7	918.3

	$16,605.2	$17,018.0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Debt payable within one year	$1,126.6	$1,214.7
Accounts payable	1,231.7	1,248.7
Accrued expenses	1,305.8	1,431.6
Other current liabilities	725.3	642.2

Total Current Liabilities	4,389.4	4,537.2

Long-Term Debt	2,306.1	2,298.0
Noncurrent Employee Benefit and Other Obligations	1,623.9	1,621.7

Deferred Income Taxes	796.7	840.3
Minority Owners' Interests in Subsidiaries	363.1	368.4

Preferred Securities of Subsidiary	739.8	722.9
Stockholders' Equity	6,386.2	6,629.5

	$16,605.2	$17,018.0

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2005	2004
Continuing Operations:
Operating Activities
Income from continuing operations	$871.9	$886.7
Depreciation and amortization	385.0	408.5
Changes in operating working capital	(173.4)	(17.0)
Deferred income tax provision	(31.3)	24.1
Equity companies' earnings in excess of dividends paid	(39.3)	(36.1)
Postretirement benefits	21.4	1.5
Other	48.4	55.5

Cash Provided by Operations	1,082.7	1,323.2

Investing Activities
Capital spending	(262.0)	(218.4)
Proceeds from sales of investments	14.9	19.5
Net increase in time deposits	(8.2)	(12.2)
Investments in marketable securities	-	(4.1)
Other	(2.2)	10.6

Cash Used for Investing	(257.5)	(204.6)

Financing Activities
Cash dividends paid	(410.7)	(372.2)
Net decrease in short-term debt	(4.9)	(281.1)
Proceeds from issuance of long-term debt	19.8	32.9
Repayments of long-term debt	(99.1)	(174.3)
Proceeds from preferred securities of subsidiary	-	125.0
Proceeds from exercise of stock options	103.1	190.9
Acquisitions of common stock for the treasury	(534.8)	(579.1)
Other	(11.2)	(10.4)

Cash Used for Financing	(937.8)	(1,068.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15.3)	(6.2)

Cash (Used for) Provided by Continuing Operations	(127.9)	44.1

Cash Provided by Discontinued Operations	-	27.6

(Decrease) Increase in Cash and Cash Equivalents	(127.9)	71.7

Cash and Cash Equivalents, beginning of year	594.0	290.6

Cash and Cash Equivalents, end of period	$466.1	$362.3

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On November 30, 2004, the Corporation completed the spin-off of Neenah Paper, Inc. As a result, the Corporation’s prior period consolidated income statements and condensed consolidated cash flow statement and related disclosures present the fine paper and technical paper businesses as discontinued operations. The December 31, 2004 condensed consolidated balance sheet and related disclosures are presented on their historic basis. Unless otherwise noted, the information contained in the notes to the consolidated financial statements relates to the Corporation’s continuing operations.

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

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$421.8	$454.3	$871.9	$913.6
Less: Stock-based employee compensation determined
under the fair value requirements of SFAS 123,
net of income tax benefits	13.6	8.6	21.5	18.0

Pro forma net income	$408.2	$445.7	$850.4	$895.6

Earnings per share:
Basic - as reported	$.88	$.91	$1.82	$1.82

Basic - pro forma	$.85	$.89	$1.78	$1.79

Diluted - as reported	$.88	$.90	$1.81	$1.81

Diluted - pro forma	$.85	$.88	$1.76	$1.77

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

Note 3. Inventories

The following schedule presents inventories by major class as of June 30, 2005 and December 31, 2004:

(Millions of dollars)	June 30, 2005	December 31, 2004
At lower of cost on the First-In,
First-Out (FIFO) method or market:
Raw materials	$342.3	$332.7
Work in process	215.6	225.9
Finished goods	1,122.1	1,044.6
Supplies and other	232.9	235.4

	1,912.9	1,838.6
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(182.0)	(167.7)

Total	$1,730.9	$1,670.9

FIFO cost of total inventories on the LIFO method was $833.4 million and $768.5 million at June 30, 2005 and December 31, 2004, respectively.

Note 4. Components of Net Periodic Benefit Cost

Shown below is the interim period disclosure required by SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30
(Millions of dollars)	2005	2004	2005	2004
Service cost	$18.3	$20.5	$3.8	$4.2
Interest cost	74.2	69.8	11.4	14.3
Expected return on plan assets	(80.7)	(79.2)	-	-
Recognized net actuarial loss	22.8	17.9	.6	.2
Other	2.9	2.4	.4	(.4)

Net periodic benefit cost	$37.5	$31.4	$16.2	$18.3

Note 4. (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30
(Millions of dollars)	2005	2004	2005	2004
Service cost	$41.3	$43.6	$8.0	$8.9
Interest cost	147.3	146.9	23.5	26.5
Expected return on plan assets	(161.6)	(161.7)	-	-
Recognized net actuarial loss	45.5	41.6	1.9	1.1
Other	4.4	4.9	.6	(.3)

Net periodic benefit cost	$76.9	$75.3	$34.0	$36.2

During the first and second quarters of 2005, the Corporation made cash contributions of approximately $11 million and $40 million, respectively, to its pension trusts. During the first and second quarters of 2004, the Corporation made cash contributions of approximately $62 million and $13 million, respectively, to its pension trusts. The Corporation currently anticipates contributing about $68 million for the full year 2005 to its pension trusts.

Note 5. Synthetic Fuel Partnerships

The Corporation has minority interests in two synthetic fuel partnerships. The production of synthetic fuel results in pretax losses, which totaled $47.9 million and $38.7 million in the second quarter of 2005 and 2004, respectively, and are reported as nonoperating expense on the Corporation’s income statement. Pretax losses for the first six months of 2005 and 2004 totaled $94.2 million and $90.2 million, respectively. The production of synthetic fuel results in tax credits as well as tax deductions for the nonoperating losses, which reduce the Corporation’s income tax expense. The tax credits and tax benefits combined to reduce the Corporation’s income tax expense, as shown in the following table.

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2005	2004	2005	2004
Tax credits	$45.4	$35.3	$88.7	$81.9
Tax benefit of nonoperating expense	16.8	13.5	33.0	31.6

Total reduction of income tax expense	$62.2	$48.8	$121.7	$113.5

Note 6. The American Jobs Creation Act

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act provides, among other things, a special one-time deduction for certain foreign earnings that are repatriated to and reinvested in the United States. During the second quarter of 2005, the Corporation completed its evaluation of whether to repatriate unremitted earnings of certain of its non-U.S. subsidiaries under the provisions of the Act and decided to repatriate approximately $660 million of such earnings in 2005. As a result of this decision, the Corporation recorded income tax expense and a related income tax liability of approximately $34.8 million in the second quarter of 2005.

At June 30, 2005, U.S. income taxes have not been provided on approximately $3.3 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were

Note 6. (Continued)

lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

Note 7. Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share (“EPS”). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

	Average Common Shares Outstanding
	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2005	2004	2005	2004
Basic	477.5	499.9	479.0	500.8
Dilutive effect of stock options	3.0	3.8	3.2	3.5
Dilutive effect of restricted stock awards	.7	.6	.7	.5

Diluted	481.2	504.3	482.9	504.8

Options outstanding during the three- and six-month periods ended June 30, 2005 to purchase 5.4 million and 5.3 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

Options outstanding during the three- and six-month periods ended June 30, 2004 to purchase 5.4 million and 5.5 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

The number of common shares outstanding as of June 30, 2005 and 2004 was 476.6 million and 496.6 million, respectively.

Note 8. Comprehensive Income

Comprehensive income includes all changes in equity during the periods except those resulting from investments by and distributions to stockholders.

The following schedule presents the components of comprehensive income:

	Six Months Ended June 30
(Millions of dollars)	2005	2004
Net income	$871.9	$913.6
Unrealized currency translation adjustments, net of tax	(310.2)	(148.5)
Deferred gains on cash flow hedges, net of tax	17.0	7.3
Unrealized holding losses on marketable securities	-	(.2)

Comprehensive income	$578.7	$772.2

Note 8. (Continued)

Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are accumulated in a separate section of stockholders’ equity. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in stockholders’ equity rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from stockholders’ equity and reported as part of the gain or loss on the sale or liquidation.

Also included are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

The net unrealized currency translation adjustment for the six months ended June 30, 2005 is primarily due to the strengthening of the U.S. dollar versus the euro, British pound, Swiss franc and Australian dollar.

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

Note 9. (Continued)

The following schedule presents information concerning consolidated operations by business segment.

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2005	2004	2005	2004
NET SALES:
Personal Care	$1,601.6	$1,491.3	$3,134.5	$2,971.4
Consumer Tissue	1,422.9	1,259.9	2,864.6	2,601.9
Business-to-Business	960.1	995.4	1,888.1	1,937.1
Unallocated items - net	7.8	7.2	15.6	9.4
Intersegment sales	(5.3)	(66.5)	(9.9)	(121.0)

Consolidated	$3,987.1	$3,687.3	$7,892.9	$7,398.8

OPERATING PROFIT (reconciled to income
before income taxes):
Personal Care	$315.0	$323.2	$626.8	$649.7
Consumer Tissue	203.4	181.4	406.6	383.7
Business-to-Business	159.3	172.4	325.1	313.0
Other income (expense), net	1.7	(14.5)	(13.4)	(29.0)
Unallocated items - net	(43.2)	(37.8)	(71.3)	(69.3)

Total Operating Profit	636.2	624.7	1,273.8	1,248.1
Nonoperating expense	(47.9)	(38.7)	(94.2)	(90.2)
Interest income	8.3	4.0	14.3	8.0
Interest expense	(46.3)	(40.7)	(90.2)	(79.4)

Income Before Income Taxes	$550.3	$549.3	$1,103.7	$1,086.5

Note: Unallocated items – net, consists of expenses not associated with the business segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects. The following will be discussed and analyzed:

•	Overview of Second Quarter 2005 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Pronouncements

•	Environmental Matters

•	Business Outlook

•	Competitive Improvement Initiatives

•	2005 Operating Results

Overview of Second Quarter 2005 Results

The Corporation achieved strong growth in net sales and higher operating profit, despite continued significant inflationary pressures and difficult price competition in several key businesses.

•	Net sales increased 8.1 percent.

•	Improvement was due to 5 percent higher sales volumes, 3 percent favorable currency and 1 percent favorable product mix, tempered by 1 percent lower pulp sales due to the divestiture of pulp operations in November 2004.

•	Operating profit rose 1.8 percent and earnings per share from continuing operations were even with last year.

•	Net sales growth and gross cost savings overcame significant cost inflation.

•	Earnings per share benefited from the Corporation’s share repurchase program but were adversely affected by higher income tax expense related to the American Jobs Creation Act.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s second quarter and first six months of 2005 net sales, operating profit and other information relevant to an understanding of the results of operations.

Second Quarter of 2005 Compared With Second Quarter of 2004

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2005	2004
Personal Care	$1,601.6	$1,491.3
Consumer Tissue	1,422.9	1,259.9
Business-to-Business	960.1	995.4
Unallocated items - net	7.8	7.2
Intersegment sales	(5.3)	(66.5)

Consolidated	$3,987.1	$3,687.3

Note: The decrease in intersegment sales is primarily due to the divestiture of the pulp operations.

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Change Due To
	Total Change	Organic Volume Growth	Net Price	Currency	Mix/ Other	Pulp Sales
Consolidated	8	5	-	3	1	(1)
Personal Care	7	6	(2)	3	-	-
Consumer Tissue	13	6	2	3	2	-
Business-to-Business	(3)	3	-	2	1	(9)

Consolidated net sales for the second quarter of 2005 increased 8.1 percent compared with 2004. Overall sales volumes increased more than 5 percent highlighted by continued strength in developing and emerging markets, gains for key personal care and consumer tissue brands in North America and continued solid growth in K-C Professional and Health Care. In addition to currency benefits of nearly 3 percent, favorable product mix added about 1 percent to sales. Net selling prices were flat, as price increases for consumer tissue and K-C Professional products in North America and for personal care products in developing and emerging markets were offset by lower pricing in other areas, particularly diapers and training pants in North America and Europe and consumer tissue products in Europe. The divestiture of the pulp operations, as part of the spin-off of Neenah Paper on November 30, 2004, reduced net sales by about 1 percent.

•	Personal care net sales increased 7.4 percent from last year on the strength of 6 percent higher sales volumes and currency benefits of 3 percent. Net selling prices declined about 2 percent, as response to competitive activity in diapers and training pants in North America and Europe was mitigated by improving prices in developing and emerging markets (Asia, Latin America, the Middle East, Eastern Europe and Africa).

Personal care net sales in North America increased approximately 3 percent versus the prior year. Sales volumes were about 8 percent higher, while net selling prices and product mix declined by 3 percent and 2 percent, respectively. Child care volumes grew at a double-digit rate, driven by record quarterly shipments of Pull-Ups training pants and GoodNites youth pants. Incontinence care also posted double-digit growth in sales volumes behind continued strength of the Corporation’s market-leading Depend and Poise brands. Meanwhile, infant care sales volumes rose 7 percent as Huggies diapers rebounded from a soft first quarter in 2005. In Europe, net sales were 1 percent higher. Sales volumes improved 4 percent and currency benefits added a similar amount. These gains were largely offset by lower net selling prices, as competition remained intense, particularly in the diaper category. Nevertheless, diaper volumes in the region were 3 percent higher, reflecting improvement from the brand and product innovation strategies implemented late last year. In developing and emerging markets, personal care sales climbed 18 percent, with currency benefits, volume growth and higher selling prices all contributing to the increase. The improvement in sales volumes was paced by robust growth in Latin America.

•	Consumer tissue net sales increased 12.9 percent as sales volumes increased approximately 6 percent, while net selling prices and product mix were both about 2 percent better and favorable currency exchange rates added another 3 percent.

In North America, sales of consumer tissue products rose nearly 16 percent, driven by 8 percent higher net selling prices and sales volumes, which advanced more than 5 percent. Product mix also improved 2 percent primarily due to the introduction of Kleenex Anti-Viral facial tissue. Innovative new products and packaging highlighted the quarter’s solid volume growth. Scott bathroom tissue volumes rose at a double-digit rate, benefiting from the successful launch of the new Scott Extra Soft line extension. Additionally, new Kleenex Moist Cloths, along with Anti-Viral facial tissue and revamped packaging, contributed to a high single-digit volume gain for the Kleenex brand. In Europe, consumer tissue sales increased 5 percent. Sales volumes improved 5 percent, while favorable currency effects and product mix of about 5 percent and 1 percent, respectively, were negated by a 6 percent decline in net selling prices. Consumer tissue sales in developing and emerging markets increased 18 percent, driven primarily by higher sales volumes, including double-digit growth in Asia, and favorable currency exchange rates.

•	Net sales for the business-to-business segment decreased 3.5 percent. The divestiture of the pulp operations included in the Neenah Paper spin-off reduced net sales by almost 9 percent, while overall sales volumes improved about 3 percent during the quarter, with Health Care 5 percent higher and K-C Professional posting a 4 percent increase. Currency effects and product mix positively affected sales comparisons by approximately 2 percent and 1 percent, respectively. Net selling prices were flat overall, with prices for K-C Professional’s brands 1 percent higher globally, while Health Care prices were about 2 percent lower.

By Geography
(Millions of dollars)

Net Sales	2005	2004
North America	$2,342.3	$2,224.5
Outside North America	1,788.9	1,605.3
Intergeographic sales	(144.1)	(142.5)

Consolidated	$3,987.1	$3,687.3

Commentary:

•	Net sales in North America increased 5.3 percent primarily due to the higher consumer tissue and personal care net sales, tempered by the absence of pulp sales in 2005.

•	Net sales outside of North America increased 11.4 percent principally because of the growth in the developing and emerging markets.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2005	2004
Personal Care	$315.0	$323.2
Consumer Tissue	203.4	181.4
Business-to-Business	159.3	172.4
Other income (expense), net	1.7	(14.5)
Unallocated items - net	(43.2)	(37.8)

Consolidated	$636.2	$624.7

Note:   Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

	Percent Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Fiber Cost	Currency	Other (a)
Consolidated	2	11	-	(2)	2	(9)
Personal Care	(3)	10	(7)	(1)	3	(8)
Consumer Tissue	12	15	13	(4)	1	(13)
Business-to-Business	(8)	5	(1)	-	2	(14	)(b)

(a)     Primarily higher raw material, energy and distribution costs, net of cost savings achieved.

(b)     Operating profit from divested pulp operations was included in 2004.

Consolidated operating profit increased 1.8 percent from the prior year. The benefits of the higher net sales and gross cost savings of more than $55 million combined to more than offset the impact of inflation in key cost components totaling approximately $95 million. More than $50 million of that inflation was in raw materials other than fiber, driven by increases in oil-based costs. Higher resin costs, which peaked during the second quarter, were responsible for a majority of this increase. The adverse impact of inflation on the second quarter also included an additional $10 million in fiber costs, $15 million in energy costs and $20 million in distribution costs. The Corporation also incurred nearly $35 million of increased marketing and research spending to support new and improved products. Operating profit also benefited by approximately $12 million from settlement of an insurance claim, reported in other income and expense, net, for partial recovery of damages related to a fire last year at one of the Corporation’s facilities in Europe. The year-over-year change in operating profit was also affected by $16 million of costs in the second quarter of 2004 to improve the efficiency of the Corporation’s diaper operations in North America and Europe.

•	Personal care segment operating profit decreased 2.5 percent as the lower net selling prices, raw materials inflation and higher marketing expenses more than offset the increased sales volumes and cost savings. In North America and Europe, the lower net selling prices and raw materials cost inflation negated the benefits of higher sales volumes and cost savings. In the developing and emerging markets, operating profit advanced because of the higher net selling prices and increased sales volumes.

•	Consumer tissue segment operating profit increased 12.1 percent on the strength of the higher net selling prices and increased sales volumes. In North America, the positive effects of the increased net sales were tempered by higher energy related costs and increased marketing expenses in support of new product launches. Operating profit in Europe declined principally due to the lower net selling prices. In the developing and emerging markets, operating profit advanced primarily because of cost savings.

•	Business-to-business segment operating profit decreased 7.6 percent as the absence of operating profit in 2005 from the pulp operations that were included in the Neenah Paper spin-off combined with cost inflation to more than offset the positive effects of higher sales volumes.

•	Other income (expense), net improved from last year primarily because of the previously mentioned insurance settlement, while currency losses were slightly higher than in 2004.

By Geography
(Millions of dollars)

Operating Profit	2005	2004
North America	$513.6	$516.8
Outside North America	164.1	160.2
Other income (expense), net	1.7	(14.5)
Unallocated items - net	(43.2)	(37.8)

Consolidated	$636.2	$624.7

Note:  Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

•	Operating profit in North America declined slightly, .6 percent, as the lower earnings in the business-to-business and personal care segments offset the growth in consumer tissue profit.

•	Operating profit outside North America increased 2.4 percent due to the results achieved in the developing and emerging markets.

Additional Income Statement Commentary

•	Nonoperating expense of $47.9 million for the second quarter of 2005 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 5.

Under the Internal Revenue Code, the ability to use tax credits from the production of synthetic fuel is phased-out when the average annual domestic wellhead price published by the Department of Energy (the “DOE price”) exceeds certain inflation-adjusted limits within each calendar year. Partial phase-out begins when the published DOE price exceeds approximately $52 per barrel and complete phase-out occurs when the DOE price exceeds approximately $63 per barrel. In general, the published DOE price is lower than the NYMEX published price of crude oil by $3 to $6 per barrel. Because the estimated annual DOE price during the second quarter of 2005 was below the phase-out price, no reduction of the credits earned in 2005 was necessary.

•	Interest expense increased 13.8 percent primarily due to a higher average level of debt.

•	The Corporation’s effective tax rate in the second quarter of 2005 was 25.6 percent compared with 21.5 percent in 2004. The 2005 tax provision included a charge of $34.8 million for the incremental tax cost for repatriating $660 million of earnings of certain foreign subsidiaries in 2005 under the provisions of the American Jobs Creation Act. See Note 6. The effective tax rate also reflects the income tax benefits from the Corporation’s ownership interest in the synthetic fuel partnerships. Those benefits, net of related nonoperating expenses, improved second quarter net income by approximately $14 million in 2005 compared with about $10 million in 2004.

During the second quarter of 2005, the Corporation also decided to continue evaluating the potential repatriation of up to $400 million of additional foreign earnings. Whether the Corporation ultimately decides to repatriate these additional foreign earnings will depend on a number of factors, including satisfactory resolution of foreign tax issues relating to the repatriation of those earnings. If the Corporation decides to repatriate part or all of the additional $400 million currently under evaluation, the Corporation will record an additional income tax expense and liability of up to approximately $20 million at the time of such determination.

•	The Corporation’s share of net income of equity companies in the second quarter rose 8 percent to $32 million, driven mainly by higher net income at Kimberly-Clark de Mexico, S.A. de C.V. (“KCM”). KCM’s sales increased about 20 percent and operating profit climbed 23 percent, driven by continued strong results in its consumer business. However, KCM’s net income was negatively impacted by currency transaction losses that reduced the Corporation’s share of KCM’s net income by approximately $7 million.

•	Minority owners’ share of subsidiaries’ net income increased 10.5 percent, primarily due to higher returns on the preferred securities of the Corporation’s consolidated Luxembourg-based financing subsidiary. In June 2004, the nonaffiliated minority owner invested an additional $125 million in this foreign financing subsidiary. In conjunction with this transaction, the fixed annual rate of return on the preferred securities was increased from 4.47 percent to 4.56 percent.

•	Income from discontinued operations represents the results of the Corporation’s former fine paper and technical paper businesses that were included in the November 30, 2004 Neenah Paper spin-off.

•	As a result of the Corporation’s ongoing share repurchase program, the average number of common shares outstanding declined, benefiting second quarter 2005 results by $.04 per share compared with last year.

First Six Months of 2005 Compared With First Six Months of 2004

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2005	2004
Personal Care	$3,134.5	$2,971.4
Consumer Tissue	2,864.6	2,601.9
Business-to-Business	1,888.1	1,937.1
Unallocated items - net	15.6	9.4
Intersegment sales	(9.9)	(121.0)

Consolidated	$7,892.9	$7,398.8

Note: The decrease in intersegment sales is primarily due to the divestiture of the pulp operations.

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Change Due To
	Total Change	Organic Volume Growth	Net Price	Currency	Mix/ Other	Pulp Sales
Consolidated	7	4	-	3	-	-
Personal Care	6	4	(1)	3	-	-
Consumer Tissue	10	3	2	3	2	-
Business-to-Business	(3)	4	-	2	-	(9)

Consolidated net sales for the first six months of 2005 increased 6.7 percent.

•	Personal care net sales increased 5.5 percent. The increase was primarily due to higher sales volumes in North America and Latin America, favorable currency effects, principally in Korea and Europe, and higher net selling prices in the developing and emerging markets. These positive factors were partially offset by lower net selling prices in North America and Europe.

•	Consumer tissue net sales increased 10.1 percent driven by higher net selling prices in North America, higher sales volumes, primarily in North America and Asia, favorable currency effects, principally in Europe, Korea and Brazil, and improved product mix primarily due to the introduction of Kleenex Anti-Viral facial tissue.

•	Business-to-business net sales decreased 2.5 percent primarily due to an almost 9 percent effect from the divestiture of the pulp operations included in the Neenah Paper spin-off. Overall sales volumes increased about 4 percent and currency added nearly 2 percent.

By Geography
(Millions of dollars)

Net Sales	2005	2004
North America	$4,618.0	$4,444.9
Outside North America	3,543.7	3,228.2
Intergeographic sales	(268.8)	(274.3)

Consolidated	$7,892.9	$7,398.8

Commentary:

•	Net sales in North America increased 3.9 percent because of higher sales volumes in each of the business segments and the higher consumer tissue net selling prices, tempered by the lower personal care net selling prices and the absence of the net sales of the Corporation’s former pulp operations.

•	Net sales outside of North America increased 9.8 percent due to higher sales volumes and favorable currency in the developing and emerging markets and favorable currency effects in Europe.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2005	2004
Personal Care	$626.8	$649.7
Consumer Tissue	406.6	383.7
Business-to-Business	325.1	313.0
Other income (expense), net	(13.4)	(29.0)
Unallocated items - net	(71.3)	(69.3)

Consolidated	$1,273.8	$1,248.1

Note:   Unallocated items - net, consists of expenses not associated with the business segments.

Commentary:

	Percent Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Fiber Cost	Currency	Other (a)
Consolidated	2	8	3	(2)	1	(8)
Personal Care	(4)	7	(6)	(1)	2	(6)
Consumer Tissue	6	7	16	(5)	1	(13)
Business-to-Business	4	8	2	(1)	2	(7)

(a)     Primarily higher raw material, energy and distribution costs, net of cost savings achieved.

Consolidated operating profit increased 2.1 percent compared with the prior year. The combination of higher sales volumes, slightly higher net selling prices, approximately $100 million of gross cost savings, favorable currency, the previously mentioned insurance settlement and a favorable legal settlement of about $10 million in the first quarter of 2005 more than offset about $200 million in overall inflation and higher marketing, research and general expenses. The comparison to last year also benefited from the $16 million of costs incurred in second quarter 2004 related to North American and European diaper operations.

•	Personal care segment operating profit declined 3.5 percent as the benefits of increased sales volumes and gross cost savings were more than offset by lower net selling prices and significant raw materials and other cost inflation.

•	Consumer tissue segment operating profit increased 6.0 percent on the strength of higher net selling prices, gross cost savings and increased sales volumes that overcame the effects of inflation, particularly energy related costs.

•	Business-to-business segment operating profit increased 3.9 percent as higher sales volumes and increased net selling prices more than offset cost inflation.

•	Other income (expense), net reflects the benefit of the previously mentioned insurance settlement that partially offset higher currency losses in 2005 compared with last year. In addition, 2005 includes a lower level of losses than 2004 related to the Corporation’s investments in historic restoration projects.

By Geography
(Millions of dollars)

Operating Profit	2005	2004
North America	$1,047.4	$1,027.6
Outside North America	311.1	318.8
Other income (expense), net	(13.4)	(29.0)
Unallocated items - net	(71.3)	(69.3)

Consolidated	$1,273.8	$1,248.1

Note: Unallocated items - net, consists of expenses not associated with the geographic areas.

Commentary:

•	Operating profit in North America increased 1.9 percent primarily due to higher earnings in consumer tissue.

•	Operating profit outside North America decreased 2.4 percent because of lower earnings in Europe, partially offset by improved results in the developing and emerging markets.

Additional Income Statement Commentary

•	Nonoperating expense of $94.2 million for the first six months of 2005 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 5.

•	Interest expense increased 13.6 percent due to higher average interest rates and a higher average level of debt.

•	The Corporation’s effective tax rate was 23.4 percent in 2005 compared with 20.8 percent in 2004. The 2005 tax provision included the previously mentioned incremental tax cost for repatriating earnings of certain foreign subsidiaries in 2005 under the provisions of the American Jobs Creation Act. See Note 6. The effective tax rate also reflects the income tax benefits from the Corporation’s ownership interest in the synthetic fuel partnerships. Those benefits, net of related nonoperating expenses, improved net income by $27.5 million in 2005 compared with $23.3 million in 2004.

•	The Corporation’s share of net income of equity companies rose 9.2 percent to $66.4 million, driven mainly by higher net income at KCM, where results were driven by continued strong results in the consumer business, tempered by currency losses in the second quarter of 2005.

•	Minority owners’ share of subsidiaries’ net income increased 14.5 percent, primarily due to higher returns on the preferred securities of the Corporation’s consolidated foreign financing subsidiary.

•	Income from discontinued operations represents the results of the Corporation’s former fine paper and technical paper businesses that were included in the November 30, 2004 Neenah Paper spin-off.

•	As a result of the Corporation’s ongoing share repurchase program, the average number of common shares outstanding declined, benefiting 2005 results by $.08 per share compared with last year.

Liquidity and Capital Resources

•	Cash provided by operations for the first six months of 2005 decreased by $240.5 million, or 18.2 percent, compared with 2004 reflecting a higher level of investment in working capital and lower net income.

•	With capital spending of $262 million for the first six months of the year, the Corporation has reduced its spending target for 2005 to $650-$700 million from its previous estimate of $800 million.

•	During the first six months of 2005 the Corporation repurchased 7.7 million shares of its common stock at a cost of approximately $501 million, including 3.1 million shares repurchased during the second quarter at a cost of $200 million. Based on its confidence in the outlook for the year and the continued strength of its balance sheet, the Corporation has raised its target for share repurchases in 2005 to $1.5 billion from its previous plan to buy at least $1 billion worth of its stock. To complete this increased level of repurchases, the Corporation plans to seek approval from its board of directors for a new share repurchase program during the third quarter of 2005.

•	At June 30, 2005, total debt and preferred securities was $4.2 billion, essentially the same level as at December 31, 2004.

•	At December 31, 2004, the Corporation had $1.2 billion of unused revolving credit facilities. In June 2005, the Corporation increased these credit facilities to $1.5 billion with a termination date of June 2010. The existing terms, conditions and total cost of the facilities were substantially unchanged.

•	Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, repurchases of common stock and other needs in the foreseeable future.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS154 is not expected to have an effect on the Corporation’s financial statements.

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

Business Outlook

Competitive Improvement Initiatives

On July 20, 2005, the Corporation authorized the initial phase of a multi-year program to further improve its competitive position by accelerating investments in targeted growth opportunities, streamlining its worldwide manufacturing operations and enhancing the efficiency and cost effectiveness of its administrative operations.

Background

With the introduction of its Global Business Plan in 2003, the Corporation detailed a long-term strategy for top- and bottom-line growth through a financially disciplined approach to brand reinvestment and innovation. The Competitive Improvement Initiatives announced by the Corporation are consistent with that plan and are designed to deliver cost savings while focusing investment on building and growing those businesses that will yield improved margins and higher returns on invested capital.

These targeted growth investments are driven by a proactive and determined focus on delivering the best solutions to customers, shoppers and users in the areas in which the Corporation is uniquely positioned to achieve the greatest success. Specifically, the Corporation will invest to:

•	strengthen its leadership position in baby and child care, adult care and family care. In particular, investments to support “grow” businesses, such as light-end incontinence, child care and mid-tier diapers, will be ramped up.

•	accelerate growth in developing and emerging markets by focusing on the high growth BRICIT (Brazil, Russia, India, China, Indonesia and Turkey) countries.

•	build on positions of regional strength in feminine care – the Americas and parts of Asia – while improving returns for the business worldwide.

•	extend the K-C Professional portfolio in higher margin segments such as workplace, safety and do-it-yourself markets.

•	expand core health care products globally and shift the portfolio to higher margin products.

•	boost R&D spending to better identify and leverage customer/shopper/user insights – and then more quickly transform those insights into proprietary technologies and innovative total solutions that will drive both growth and profitability. The Corporation expects R&D spending to rise to more than $400 million by 2009, an increase of over 50 percent compared to 2004.

•	upgrade customer management skills, tools and processes in order to strengthen customer relationships and collaboration efforts.

In support of these initiatives and to help improve brand equity and market share, the Corporation plans to reinvest significant funds in strategic marketing, raising spending levels as a percent of sales by more than 100 basis points from 2004 to 2009.

Strategic Cost Reduction Projects

These investments go hand in hand with strategic cost reductions aimed at streamlining manufacturing and administrative operations primarily in North America and Europe, creating an even more competitive platform for growth and margin improvement.

The new cost reduction initiatives will commence in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008. The initiatives will result in cumulative charges of approximately $900 million to $1.1 billion before tax ($625-$775 million after tax) over that three and one-half year period. The initiatives are expected to yield annual pretax savings that increase to $300-$350 million by 2009. Continuous productivity gains over the last several years along with investments in state-of-the-art manufacturing capacity are enabling the Corporation to consolidate production at fewer facilities. Cash costs related to the sale, closure or streamlining of operations, relocation of equipment, severance and other expenses are expected to account for approximately 45 percent of the charges. Noncash charges will consist primarily of accelerated depreciation and asset write downs.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees. Approximately 20 manufacturing facilities, or 17 percent of the Corporation’s worldwide total, will be sold or closed, and an additional 4 facilities will be streamlined.

In addition, 7 other facilities will be expanded as some production capacity from affected facilities is transferred to them to further improve the scale, productivity and cost position of those operations. There is a particular focus on Europe aimed at improving business results in the region. The Corporation intends to consolidate and streamline manufacturing facilities, further improve operating efficiencies, and reduce selling, general and administrative expenses while reinvesting in key growth opportunities there.

The initial phase of the cost reduction initiatives will occur between July, 2005 and mid-2007 and will include the sale, closure or streamlining of 15 of the facilities and the expansion of 3 others. After tax charges in connection with these projects are expected to total approximately $355-$390 million ($500-$550 million before tax). The Corporation anticipates that the pretax charges for the initial phase will be incurred for the following categories at the indicated estimated amounts: workforce reduction costs (approximately $150 million); accelerated depreciation (approximately $190 million); asset impairments (approximately $100 million); and other associated costs (approximately $90 million).

The Corporation will report on the progress of these strategic cost reduction activities on a quarterly basis and provide information about future phases as specific projects are approved and implemented.

2005 Operating Results

For the balance of the year, the Corporation expects continued growth in sales volumes as well as benefits from price increases, including the increases that are taking place in the third quarter of 2005 for infant care, child care and incontinence care products in the U.S. These actions, along with continued success in delivering gross cost reductions in the second half of the year, should help counteract ongoing inflationary cost pressures. However, the Corporation expects to incur significant charges in the third and fourth quarters related to the Competitive Improvement Initiatives, discussed above.

For the third quarter, the Corporation is planning to continue a stepped-up level of marketing spending in the quarter compared with the prior year to support its new product innovations. Compared with the third quarter of 2004, the Corporation expects inflation in most of its key cost inputs. However, recent reductions in the cost of fiber and polymers should provide a modest sequential benefit to operating results.

Forward Looking Statements

Certain matters discussed in this report are forward-looking statements that are based upon management’s expectations and beliefs concerning future events impacting the Corporation. These matters include the business outlook, new product introductions, cost savings and acquisitions, anticipated costs and savings related to the Competitive Improvement Initiatives, anticipated financial and operating results, strategies, contingencies, and anticipated transactions of the Corporation. There can be no assurance that these future events will occur as anticipated or that the Corporation’s results will be as estimated. For a description of certain factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see the section of Part I, Item 1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 entitled “Factors That May Affect Future Results.”

Item 4. Controls and Procedures.

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs. All share repurchases by the Corporation were made through brokers on the New York Stock Exchange. During 2005, the Corporation anticipates purchasing up to $1.5 billion of its common stock, following approval from its board of directors for a new share repurchase program during the third quarter of 2005. The following table contains information for shares repurchased during the second quarter of 2005. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

Period (2005)	Shares Purchased (1)	Average Cost Per Share	Cumulative Number of Shares Purchased Pursuant To The Plan	Remaining Shares That May Be Repurchased
April 1 to 30	1,465,000	$64.81	11,597,000	13,403,000
May 1 to 31	826,000	$63.46	12,423,000	12,577,000
June 1 to 30	817,000	$64.44	13,240,000	11,760,000

Total	3,108,000	$64.36

(1)	All share repurchases during the three months ended June 30, 2005 were made pursuant to a share repurchase program authorized by the Corporation’s board of directors on June 8, 2004 and announced the same day, which allowed for the repurchase of 25 million shares in an amount not to exceed $2.25 billion.

In addition, during April, May and June 2005, 4,233 shares at a cost of $276,528; 23,946 shares at a cost of $1,560,798; and 48,970 shares at a cost of $3,177,097, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards.

Item 6. Exhibits.

(a) Exhibits

(3)a	Restated Certificate of Incorporation, dated June 12, 1997 and Certificate Eliminating Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit No. (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

(3)b	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(12)	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION (Registrant) By: /s/ Mark A. Buthman —————————————— Mark A. Buthman Senior Vice President and Chief Financial Officer (principal financial officer)

By: /s/ Randy J. Vest —————————————— Randy J. Vest Vice President and Controller (principal accounting officer)

August 4, 2005

EXHIBIT INDEX

Exhibit No.	Description
(3)a	Restated Certificate of Incorporation, dated June 12, 1997 and Certificate Eliminating Series A Junior Participating Preferred Stock , incorporated by reference to Exhibit No. (3)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

(3)b	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(12)	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.