Form 10-Q
period 2005-09-30
KIMBERLY CLARK CORP
filed 2005-11-04
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes X . No   .

As of  October 27, 2005, there were 467,188,792 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2005	2004	2005	2004
Net Sales	$4,000.8	$3,783.0	$11,893.7	$11,181.8
Cost of products sold	2,844.4	2,543.9	8,108.1	7,432.2

Gross Profit	1,156.4	1,239.1	3,785.6	3,749.6
Marketing, research and general expenses	679.5	613.6	2,021.5	1,847.0
Other (income) expense, net	12.3	8.6	25.7	37.6

Operating Profit	464.6	616.9	1,738.4	1,865.0
Nonoperating expense	(43.2)	(26.4)	(137.4)	(116.6)
Interest income	7.4	4.7	21.7	12.7
Interest expense	(48.0)	(41.1)	(138.2)	(120.5)

Income Before Income Taxes, Equity Interests
and Discontinued Operations	380.8	554.1	1,484.5	1,640.6
Provision for income taxes	(66.3)	(132.7)	(324.3)	(358.2)
Share of net income of equity companies	33.0	31.3	99.4	92.1
Minority owners' share of subsidiaries' net income	(22.2)	(18.8)	(62.4)	(53.9)

Income From Continuing Operations	325.3	433.9	1,197.2	1,320.6
Income From Discontinued Operations,
Net of Income Taxes	-	7.4	-	34.3

Net Income	$325.3	$441.3	$1,197.2	$1,354.9

Per Share Basis:

Basic
Continuing operations	$.69	$.88	$2.51	$2.65
Discontinued operations	-	.02	-	.07

Net Income	$.69	$.90	$2.51	$2.72

Diluted
Continuing operations	$.68	$.87	$2.49	$2.63
Discontinued operations	-	.02	-	.07

Net Income	$.68	$.89	$2.49	$2.70

Cash Dividends Declared	$.45	$.40	$1.35	$1.20

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Millions of dollars)	September 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$313.4	$594.0
Accounts receivable	1,980.4	2,038.3
Inventories	1,726.1	1,670.9
Other current assets	577.3	658.7

Total Current Assets	4,597.2	4,961.9
Property	14,596.8	14,823.1
Less accumulated depreciation	7,067.5	6,832.6

Net Property	7,529.3	7,990.5

Investments in Equity Companies	475.3	444.4
Goodwill	2,718.2	2,702.9

Other Assets	969.2	918.3

	$16,289.2	$17,018.0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Debt payable within one year	$906.4	$1,214.7
Accounts payable	1,241.3	1,248.7
Accrued expenses	1,363.1	1,431.6
Other current liabilities	633.8	642.2

Total Current Liabilities	4,144.6	4,537.2

Long-Term Debt	2,625.1	2,298.0
Noncurrent Employee Benefit and Other Obligations	1,654.7	1,621.7

Deferred Income Taxes	709.5	840.3
Minority Owners' Interests in Subsidiaries	375.0	368.4

Preferred Securities of Subsidiary	748.5	722.9
Stockholders' Equity	6,031.8	6,629.5

	$16,289.2	$17,018.0

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2005	2004
Continuing Operations:
Operating Activities
Income from continuing operations	$1,197.2	$1,320.6
Depreciation and amortization	624.6	606.2
Asset impairments	67.0	-
Changes in operating working capital	(236.1)	(65.6)
Deferred income tax (benefit) provision	(76.3)	119.9
Equity companies' earnings in excess of dividends paid	(40.9)	(44.2)
Postretirement benefits	47.4	23.3
Other	52.8	97.2

Cash Provided by Operations	1,635.7	2,057.4

Investing Activities
Capital spending	(451.9)	(322.8)
Proceeds from sales of investments	20.9	26.1
Net (decrease) increase in time deposits	44.1	(12.0)
Investments in marketable securities	(2.0)	(7.4)
Other	6.3	8.2

Cash Used for Investing	(382.6)	(307.9)

Financing Activities
Cash dividends paid	(625.7)	(571.9)
Net increase (decrease) in short-term debt	212.1	(205.7)
Proceeds from issuance of long-term debt	359.9	33.6
Repayments of long-term debt	(550.5)	(184.7)
Proceeds from preferred securities of subsidiary	-	125.0
Proceeds from exercise of stock options	131.4	256.1
Acquisitions of common stock for the treasury	(1,013.6)	(1,197.3)
Other	(32.3)	(12.1)

Cash Used for Financing	(1,518.7)	(1,757.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15.0)	(4.2)

Cash Used for Continuing Operations	(280.6)	(11.7)

Cash Provided by Discontinued Operations	-	36.6

(Decrease) Increase in Cash and Cash Equivalents	(280.6)	24.9

Cash and Cash Equivalents, beginning of year	594.0	290.6

Cash and Cash Equivalents, end of period	$313.4	$315.5

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

On November 30, 2004, the Corporation completed the spin-off of Neenah Paper, Inc. As a result, the Corporation’s prior period consolidated income statements and condensed consolidated cash flow statement and related disclosures present the fine paper and technical paper businesses as discontinued operations. The December 31, 2004 condensed consolidated balance sheet and related disclosures are presented on their historical basis. Unless otherwise noted, the information contained in the notes to the consolidated financial statements relates to the Corporation’s continuing operations.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$325.3	$441.3	$1,197.2	$1,354.9
Less: Stock-based employee compensation determined
under the fair value requirements of SFAS 123,
net of income tax benefits	7.3	9.6	28.8	27.6

Pro forma net income	$318.0	$431.7	$1,168.4	$1,327.3

Earnings per share:
Basic - as reported	$.69	$.90	$2.51	$2.72

Basic - pro forma	$.67	$.88	$2.45	$2.66

Diluted - as reported	$.68	$.89	$2.49	$2.70

Diluted - pro forma	$.67	$.87	$2.43	$2.64

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

Note 3. Competitive Improvement Initiatives

In July 2005, the Corporation authorized the initial phase of a multi-year program to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe.

The Competitive Improvement Initiatives commenced in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008. Based on current estimates, the initiatives are expected to result in cumulative charges of approximately $900 million to $1.1 billion before tax ($625-$775 million after tax) over that three and one-half year period.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees. As of September 30, 2005, a workforce reduction of 235 had occurred. Approximately 20 manufacturing facilities, or 17 percent of the Corporation’s worldwide total, are expected to be sold or closed and an additional 4 facilities are expected to be streamlined. As of September 30, 2005, the initiatives have begun to be implemented at 10 facilities.

In connection with the Competitive Improvement Initiatives approved by the Corporation, charges totaling $168.0 million were incurred in the third quarter of 2005; $126.4 million after tax.

Of the $168.0 million of charges, $140.4 million were noncash charges comprised of the following:

(Millions of dollars)
Incremental depreciation and amortization	$ 41.9
Asset impairments	67.0
Asset write-offs	31.5

Noncash charges recorded during the third quarter of 2005	$ 140.4

The following summarizes the charges recorded for workforce reductions and reconciles such charges to accrued expenses at September 30, 2005.

(Millions of dollars)
Charges for workforce reductions	$ 27.6
Cash payments	(2.3)
Pension curtailments and special pension benefits	(3.6)

Accrued expenses related to workforce reductions	$ 21.7

Termination benefits related to workforce reductions were accrued in accordance with the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, FAS 112, Employers’ Accounting for Postemployment Benefits, and SFAS 88, Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits, as appropriate. Retention

Note 3.  (Continued)

bonuses related to workforce reductions were accrued in accordance with SFAS 146. The majority of the termination benefits and retention bonuses will be paid within 12 months of accrual. The termination benefits were provided under: a special-benefit arrrangement for affected employees in the U.S.; standard benefit practices in the U.K.; applicable union agreements; or local statutory requirements, as appropriate. Incremental depreciation and amortization was based on changes in useful lives and estimated residual values of assets that are continuing to be used but will be removed from service before the end of their originally assumed service period. Asset impairment charges have been recorded in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to reduce the carrying amount of long-lived assets that will be sold or disposed of to their estimated fair values. The fair values of impaired assets were estimated by independent appraisers. Charges for asset write-offs reduce the carrying amount of long-lived assets to their estimated salvage value in connection with the decision to dispose of such assets.

Costs of the initiatives have not been recorded at the business segment level, as the Competitive Improvement Initiatives are corporate decisions. The 2005 charges have been recorded in cost of products sold ($160.5 million) and marketing, research and general expense ($7.5 million).  See Note 11 for additional information on the Competitive Improvement Initiatives by business segment.

Note 4. Inventories

The following schedule presents inventories by major class as of September 30, 2005 and December 31, 2004:

(Millions of dollars)	September 30, 2005	December 31, 2004
At lower of cost on the First-In,
First-Out (FIFO) method or market:
Raw materials	$347.7	$332.7
Work in process	218.3	225.9
Finished goods	1,119.2	1,044.6
Supplies and other	231.9	235.4

	1,917.1	1,838.6
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(191.0)	(167.7)

Total	$1,726.1	$1,670.9

FIFO cost of total inventories on the LIFO method was $827.4 million and $768.5 million at September 30, 2005 and December 31, 2004, respectively.

Note 5. Components of Net Periodic Benefit Cost

Shown below is the interim period disclosure required by SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits.

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30
(Millions of dollars)	2005	2004	2005	2004
Service cost	$20.9	$23.3	$4.0	$4.5
Interest cost	72.6	75.4	11.8	10.2
Expected return on plan assets	(80.0)	(81.7)	-	-
Recognized net actuarial loss	22.8	21.0	1.0	1.9
Other	(.7)	3.1	.3	.7

Net periodic benefit cost	$35.6	$41.1	$17.1	$17.3

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30
(Millions of dollars)	2005	2004	2005	2004
Service cost	$62.2	$66.9	$12.0	$13.4
Interest cost	219.9	222.3	35.3	36.7
Expected return on plan assets	(241.6)	(243.4)	-	-
Recognized net actuarial loss	68.3	62.6	2.9	3.0
Other	3.7	8.0	.9	.4

Net periodic benefit cost	$112.5	$116.4	$51.1	$53.5

During the first, second and third quarters of 2005, the Corporation made cash contributions of approximately $11 million, $40 million and $7 million, respectively, to its pension trusts. During the first, second and third quarters of 2004, the Corporation made cash contributions of approximately $62 million, $13 million and $12 million, respectively, to its pension trusts. The Corporation currently anticipates contributing about $67 million for the full year 2005 to its pension trusts.

Note 6. Synthetic Fuel Partnerships

The Corporation has minority interests in two synthetic fuel partnerships. The production of synthetic fuel results in pretax losses, which totaled $43.2 million and $26.4 million in the third quarter of 2005 and 2004, respectively, and are reported as nonoperating expense on the Corporation’s income statement. Pretax losses for the first nine months of 2005 and 2004 totaled $137.4 million and $116.6 million, respectively. The production of synthetic fuel results in tax credits as well as tax deductions for the nonoperating losses, which reduce the Corporation’s income tax expense. The tax credits and tax benefits combined to reduce the Corporation’s income tax expense, as shown in the following table.

Note 6. (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2005	2004	2005	2004
Tax credits	$41.0	$23.6	$129.7	$105.6
Tax benefit of nonoperating expense	15.1	9.3	48.1	40.8

Total reduction of income tax expense	$56.1	$32.9	$177.8	$146.4

Note 7. The American Jobs Creation Act

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

At September 30, 2005, U.S. income taxes have not been provided on approximately $3.3 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

Note 8. Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share (“EPS”). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

	Average Common Shares Outstanding
	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2005	2004	2005	2004
Basic	473.6	492.7	477.2	498.1
Dilutive effect of stock options	2.4	3.6	2.9	3.5
Dilutive effect of restricted stock awards	.8	.8	.7	.6

Diluted	476.8	497.1	480.8	502.2

Options outstanding during the three- and nine-month periods ended September 30, 2005 to purchase 9.0 million and 5.4 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

Note 8. (Continued)

Options outstanding during the three- and nine-month periods ended September 30, 2004 to purchase 5.4 million and 5.5 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

The number of common shares outstanding as of September 30, 2005 and 2004 was 469.8 million and 489.0 million, respectively.

Note 9. Comprehensive Income

Comprehensive income includes all changes in equity during the periods except those resulting from investments by and distributions to stockholders.

The following schedule presents the components of comprehensive income:

	Nine Months Ended September 30
(Millions of dollars)	2005	2004
Net income	$1,197.2	$1,354.9
Unrealized currency translation adjustments, net of tax	(320.0)	(32.0)
Deferred gains on cash flow hedges, net of tax	27.4	4.9
Unrealized holding losses on marketable securities	-	(.2)

Comprehensive income	$904.6	$1,327.6

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

The net unrealized currency translation adjustment for the nine months ended September 30, 2005 is primarily due to the strengthening of the U.S. dollar versus the euro, British pound, Swiss franc and Australian dollar.

Note 10. Legal Matters

The Corporation, through a wholly-owned subsidiary, KCC Comercial Ltda. (“KCC”), owns a 70 percent interest in a Brazil corporation, Kimberly-Clark Kenko Indústria e Comércio Ltda. (“K-C Kenko”). The owner of the remaining 30 percent of K-C Kenko filed an action, for the benefit of K-C Kenko, in the Arbitration Center of the Brazil-Canada Chamber of Commerce in Brazil alleging, among other things, that KCC negligently managed K-C Kenko. KCC has denied the claims, raised numerous defenses and has asserted counterclaims. In management’s opinion, this matter is not expected to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

Note 11. Description of Business Segments

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care; Consumer Tissue; and Business-to-Business. The reportable segments were determined in accordance with how the Corporation’s executive managers under the direction of the Chief Executive Officer develop and execute the Corporation’s global strategies to drive growth and profitability of the Corporation’s worldwide Personal Care, Consumer Tissue and Business-to-Business operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other income and (expense), net; income and expense not associated with the business segments; and the costs of corporate decisions related to the Competitive Improvement Initiatives described in Note 3.

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

Note 11. (Continued)

The following schedule presents information concerning consolidated operations by business segment.

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2005	2004	2005	2004
NET SALES:
Personal Care	$1,606.7	$1,494.1	$4,741.2	$4,465.5
Consumer Tissue	1,431.0	1,323.4	4,295.6	3,925.3
Business-to-Business	961.4	1,014.7	2,849.5	2,951.8
Corporate & Other	6.7	6.2	22.3	15.6
Intersegment sales	(5.0)	(55.4)	(14.9)	(176.4)

Consolidated	$4,000.8	$3,783.0	$11,893.7	$11,181.8

OPERATING PROFIT (reconciled to income
before income taxes):
Personal Care	$316.7	$292.0	$943.5	$941.7
Consumer Tissue	189.8	196.2	596.4	579.9
Business-to-Business	169.0	169.3	494.1	482.3
Other income (expense), net	(12.3)	(8.6)	(25.7)	(37.6)
Corporate & Other	(198.6)	(32.0)	(269.9)	(101.3)

Total Operating Profit	464.6	616.9	1,738.4	1,865.0
Nonoperating expense	(43.2)	(26.4)	(137.4)	(116.6)
Interest income	7.4	4.7	21.7	12.7
Interest expense	(48.0)	(41.1)	(138.2)	(120.5)

Income Before Income Taxes	$380.8	$554.1	$1,484.5	$1,640.6

Note:	Corporate & Other includes costs aggregating $168.0 million in 2005 for the Competitive Improvement Initiatives. Additional information concerning these costs is contained in Note 3. In addition, Corporate & Other includes expenses not associated with the business segments.

On a business segment basis, the total Competitive Improvement Initiatives costs incurred in 2005 were related to activities in Personal Care ($117.0 million), Consumer Tissue ($17.8 million) and Business-to-Business ($33.2 million).

Note 12. Supplemental Cash Flow Statement Data

	Nine Months Ended
Summary of Cash Flow Effects of Increase in	September 30
Operating Working Capital	2005	2004 (a)
Accounts receivable	$ 48.1	$ (4.5)
Inventories	(55.2)	(109.5)
Prepaid expenses	1.3	46.4
Trade and other accounts payable	(24.7)	(3.4)
Accrued expenses	(29.4)	29.9
Accrued income taxes	(49.6)	10.9
Derivatives	25.2	(17.5)
Currency	(151.8)	(17.9)

Increase in operating working capital	$ (236.1)	$ (65.6)

(a)     Excludes the effects of the November 30, 2004 spin-off of Neenah Paper, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects. The following will be discussed and analyzed:

•   Overview of Third Quarter 2005 Results

•   Results of Operations and Related Information

•   Liquidity and Capital Resources

•   Environmental Matters

•   Business Outlook

Overview of Third Quarter 2005 Results

The Corporation achieved solid growth in sales volumes but continued to encounter significant inflationary pressures.

•   Net sales increased 5.8 percent.

• Sales volumes were higher in each of the three business segments and in each geographic region.

•  The positive effects of growth in net sales and gross cost savings overcame significant cost inflation.

• During the third quarter, the Corporation made good progress implementing the Competitive Improvement Initiatives announced in July.

•  Earnings per share were negatively impacted by the charges for the Competitive Improvement Initiatives‚ but benefited from the Corporation’s share repurchase program.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s third quarter and first nine months of 2005 net sales, operating profit and other information relevant to an understanding of the results of operations.

Third Quarter of 2005 Compared With Third Quarter of 2004

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2005	2004
Personal Care	$1,606.7	$1,494.1
Consumer Tissue	1,431.0	1,323.4
Business-to-Business	961.4	1,014.7
Corporate & Other	6.7	6.2
Intersegment sales	(5.0)	(55.4)

Consolidated	$4,000.8	$3,783.0

Note: The decrease in intersegment sales is primarily due to the divestiture of the pulp operations.

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Change Due To
	Total Change	Organic Volume Growth	Net Price	Currency	Mix/ Other	Pulp Sales
Consolidated	6	4	1	2	-	(1)
Personal Care	8	6	(1)	3	-	-
Consumer Tissue	8	4	2	2	-	-
Business-to-Business	(5)	1	-	1	1	(8)

Consolidated net sales for the third quarter of 2005 increased 5.8 percent compared with 2004. Overall sales volumes increased 4 percent highlighted by continued strength in developing and emerging markets along with double-digit growth for key personal care and consumer tissue brands in North America and for diapers in Europe. In addition to currency effects of nearly 2 percent, higher net selling prices boosted sales by approximately 1 percent. The divestiture of the pulp operations as part of the spin-off of Neenah Paper on November 30, 2004 reduced net sales by about 1 percent.

•	Personal care net sales increased 7.5 percent in the third quarter, on the strength of a 6 percent increase in sales volumes and currency benefits of 3 percent. Net selling prices declined about 1 percent, as response to competitive activity in Europe, primarily for diapers, was partially offset by higher prices in Asia and Latin America.

Personal care net sales in North America increased approximately 3 percent versus the prior year. Sales volumes advanced about 5 percent, while product mix declined 2 percent. Net selling prices were unchanged year-over-year, an improvement versus a 3 percent decline in the second quarter compared with last year. Price increases for the Corporation’s infant, child and incontinence care products in the U.S. were implemented as planned during the third quarter of 2005. Leading contributors to the overall volume growth included infant care, with a gain of 7 percent, and incontinence care, baby wipes and toiletries, each continuing to contribute double-digit growth. In Europe, net sales were down 1 percent. Sales volumes rose 7 percent, mainly due to a 10 percent increase for diapers stemming from the brand and product innovation strategies implemented late last year. The volume gains, however, were offset by an 8 percent decline in net selling prices, as competition in the diaper category remained intense. In developing and emerging markets, personal care sales climbed 18 percent, driven by widespread volume growth and currency benefits, along with higher net selling prices and improved product mix.

•	Consumer tissue net sales advanced 8.1 percent over last year. Sales volumes improved approximately 4 percent, while net selling prices and currency exchange rates were both about 2 percent better.

In North America, sales of consumer tissue products advanced more than 10 percent, as net selling prices and sales volumes both increased about 5 percent compared with the third quarter of 2004. Volume growth was particularly strong in bathroom tissue behind innovative new products and packaging for the Cottonelle and Scott brands. Scott bathroom tissue volumes rose at a double-digit rate for the second consecutive quarter, benefiting from the successful launch of the new Scott Extra Soft line extension. In Europe, consumer tissue sales decreased 3 percent. Sales volumes declined nearly 2 percent and net selling prices were about 1 percent lower in continued competitive market conditions. Consumer tissue sales in developing and emerging markets expanded 18 percent, with higher sales volumes, including double-digit growth in Asia, currency and product mix all contributing to the improvement.

•	Net sales for the business-to-business segment decreased 5.3 percent. The divestiture of the pulp operations included in the Neenah Paper spin-off reduced net sales nearly 8 percent. Sales volumes were up 1 percent during the quarter, with K-C Professional and Health Care posting gains of 3 percent and 2 percent, respectively. Currency effects also positively affected sales comparisons by approximately 1 percent. Net selling prices and product mix improved slightly, driven mainly by gains in K-C Professional’s North American operations. Health Care’s selling prices were down about 1 percent globally.

By Geography
(Millions of dollars)

Net Sales	2005	2004
North America	$2,372.6	$2,291.8
Outside North America	1,761.5	1,623.3
Intergeographic sales	(133.3)	(132.1)

Consolidated	$4,000.8	$3,783.0

Commentary:

•	Net sales in North America increased 3.5 percent primarily due to the higher consumer tissue and personal care net sales, tempered by the absence of pulp sales in 2005.

•	Net sales outside of North America increased 8.5 percent principally because of the growth in the developing and emerging markets.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2005	2004
Personal Care	$316.7	$292.0
Consumer Tissue	189.8	196.2
Business-to-Business	169.0	169.3
Other income (expense), net	(12.3)	(8.6)
Corporate & Other	(198.6)	(32.0)

Consolidated	$464.6	$616.9

Note: Corporate & Other includes costs aggregating $168.0 million for the Competitive Improvement Initiatives and expenses not associated with the business segments.

Commentary:

	Percent Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Fiber Cost	Currency	Other (a)
Consolidated	(25)	7	3	1	1	(37	)(b)
Personal Care	8	10	(4)	(1)	4	(1)
Consumer Tissue	(3)	2	15	2	1	(23)
Business-to-Business	-	5	2	2	1	(10	)(c)

(a)     Primarily higher raw material, energy and distribution costs, net of cost savings achieved.

(b)     Includes costs aggregating $168.0 million for the Competitive Improvement Initiatives.

(c)     Operating profit from divested pulp operations was included in 2004.

Consolidated operating profit decreased $152.3 million or 24.7 percent. This decline was primarily due to the $168.0 million of charges for the programs related to the Corporation’s Competitive Improvement Initiatives as described in Note 3 to the Consolidated Financial Statements. In addition, operating profit was impacted by inflation in key cost components totaling approximately $90 million. Partially offsetting these negative factors were the favorable effects of the higher sales volumes, increased net selling prices, currency effects and cost savings. More than $45 million of cost savings were achieved in the quarter. Cost inflation in the third quarter included $50 million for raw materials other than fiber, driven by increases in the cost of polymer resins, superabsorbents and other oil-based materials, $20 million in energy costs and $25 million in distribution costs, tempered by slightly lower fiber costs. Marketing and research and development expense of more than $25 million was incurred during the quarter in support of new and improved products. The year-over-year change in operating profit was also affected by $20 million of costs in the third quarter of 2004 to improve the efficiency of the Corporation’s diaper operations.

•	Personal care operating profit increased 8.5 percent as the positive effects of cost savings, the higher sales volumes, currency and the absence of the previously mentioned efficiency improvement charge in 2004 more than offset raw materials cost inflation and lower net selling prices. In North America and Europe, the higher sales volumes, cost savings and the absence of incremental depreciation and costs of workforce reductions incurred in 2004 more than offset the materials cost inflation and the lower net selling prices in Europe. In the developing and emerging markets, operating profit advanced primarily due to the higher sales volumes and favorable currency effects.

•	Consumer tissue operating profit decreased 3.3 percent because higher energy and distribution costs and increased marketing expense more than offset the higher net selling prices and cost savings. In North America, operating profit rose as the higher net selling prices were partially offset by increased energy, distribution and marketing expenses. Operating profit in Europe declined primarily because of the lower net selling prices and sales volumes. In the developing and emerging markets, operating profit advanced due to the higher sales volumes and favorable product mix and currency effects.

•	Business-to-business operating profit declined .2 percent as the higher sales volumes and favorable currency effects were offset by materials cost inflation.

•	Other income (expense), net reflects a higher level of foreign currency transaction losses in 2005 compared with 2004.

Competitive Improvement Initatives

In July 2005, the Corporation authorized the initial phase of a multi-year program to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe.

The Competitive Improvement Initiatives commenced in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008. Based on current estimates, the initiatives are expected to result in cumulative charges of approximately $900 million to $1.1 billion before tax ($625-$775 million after tax) over that three and one-half year period. The initiatives are expected to yield annual pretax savings that increase to $300-$350 million by 2009. Continuous productivity gains over the last several years along with investments in state-of-the-art manufacturing capacity are enabling the Corporation to consolidate production at fewer facilities. Cash costs related to the sale, closure or streamlining of operations, relocation of equipment, severance and other expenses are expected to account for approximately 45 percent of the charges. Noncash charges will consist primarily of incremental depreciation and amortization and asset write downs.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees. As of September 30, 2005, a workforce reduction of 235 had occurred. Approximately 20 manufacturing facilities, or 17 percent of the Corporation’s worldwide total, are expected to be sold or closed and an additional 4 facilities are expected to be streamlined. There is a particular focus on Europe aimed at improving business results in the region. The Corporation intends to consolidate and streamline manufacturing facilities, further improve operating efficiencies, and reduce selling, general and administrative expenses while reinvesting in key growth opportunities there. As of September 30, 2005, the initiatives have begun to be implemented at 10 facilities.

The initial phase of the Competitive Improvement Initiatives will occur between 2005 and mid-2007 and will include the sale, closure or streamlining of 15 of the facilities and the expansion of 3 others. After-tax charges in connection with these projects are expected to total approximately $355-$390 million. The Corporation anticipates that the pretax charges for the initial phase will be incurred for the following categories at the indicated estimated amounts: workforce reduction costs (approximately $150 million); incremental depreciation and amortization (approximately $225 million); asset impairments (approximately $100 million); and other associated costs (approximately $55 million). The Corporation incurred charges totaling $168.0 million in the third quarter of 2005 in connection with the Competitive Improvement Initiatives; $126.4 million after tax.

Of the $168.0 million of charges, $140.4 million were noncash charges comprised of the following:

(Millions of dollars)
Incremental depreciation and amortization	$ 41.9
Asset impairments	67.0
Asset write-offs	31.5

Noncash charges recorded during the third quarter of 2005	$ 140.4

Charges for workforce reductions of $27.6 million were also recorded.

The 2005 charges have been recorded in cost of products sold ($160.5 million) and marketing, research and general expense ($7.5 million).

Costs of the initiatives have not been recorded at the business segment level, as the Competitive Improvement Initiatives are corporate-driven and are not included in the business segments’ operating profit performance. Certain actions yet to be announced for the Competitive Improvement Initiatives are still being studied. Accordingly, it is difficult at this time to estimate the total costs to be incurred by business segment over the life of the initiatives. See Note 11 for additional information on the actual costs of Competitive Improvement Initiatives by business segment.

By Geography
(Millions of dollars)

Operating Profit	2005	2004
North America	$517.7	$496.1
Outside North America	157.8	161.4
Other income (expense), net	(12.3)	(8.6)
Corporate & Other	(198.6)	(32.0)

Consolidated	$464.6	$616.9

Note: Corporate & Other includes costs aggregating $168.0 million for the Competitive Improvement Initiatives and expenses not associated with the geographic areas.

Commentary:

•	Operating profit in North America increased 4.4 percent due to the higher personal care and consumer tissue improvements described above.

•	Operating profit outside North America declined 2.2 percent primarily due to lower earnings in Europe, tempered by higher profit in Latin America.

Additional Income Statement Commentary

•	Nonoperating expense of $43.2 million for the third quarter of 2005 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 6.

Under the Internal Revenue Code, the ability to use tax credits from the production of synthetic fuel is phased-out when the average annual domestic wellhead price published by the Department of Energy (the “DOE price”)

exceeds certain inflation-adjusted limits within each calendar year. Partial phase-out begins when the published DOE price exceeds approximately $52 per barrel and complete phase-out occurs when the DOE price exceeds approximately $63 per barrel. In general, the published DOE price is lower than the NYMEX published price of crude oil by $3 to $6 per barrel. Because the estimated annual DOE price during the third quarter of 2005 was below the phase-out price, no reduction of the credits earned in 2005 was necessary.

With the current level for oil prices, the Corporation is not anticipating receiving any tax benefits from synthetic fuel tax initiatives in 2006.

•	Interest expense increased 16.8 percent primarily due to higher average interest rates and, to a lesser extent, because of a higher average level of debt.

•	The Corporation’s effective tax rate for the third quarter of 2005 was 17.4 percent, compared with 23.9 percent in 2004. The effective tax rate reflects the income tax benefits from the Corporation’s ownership interest in the synthetic fuel partnerships. Those benefits, net of related nonoperating expenses, improved third quarter net income by approximately $13 million in 2005 compared with about $6.5 million in 2004.

•	The Corporation’s share of net income of equity companies in the third quarter rose 5.4 percent to $33.0 million, driven mainly by higher net income at Kimberly-Clark de Mexico, S.A. de C.V. (“KCM”). KCM achieved double-digit growth in net sales and operating profit for the third consecutive quarter, led by continued strong results in its consumer business. However, KCM’s net income was negatively impacted by currency transaction losses that reduced the Corporation’s share of KCM’s net income by approximately $5 million.

•	Minority owners’ share of subsidiaries’ net income increased 18.1 percent, primarily due to higher earnings at the Corporation’s subsidiaries in Brazil and Korea.

•	Income from discontinued operations represents the results of the Corporation’s former fine paper and technical paper businesses that were included in the November 30, 2004 Neenah Paper spin-off.

•	As a result of the Corporation’s ongoing share repurchase program, the average number of common shares outstanding declined, benefiting third quarter 2005 results by $.03 per share compared with last year.

First Nine Months of 2005 Compared With First Nine Months of 2004

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2005	2004
Personal Care	$4,741.2	$4,465.5
Consumer Tissue	4,295.6	3,925.3
Business-to-Business	2,849.5	2,951.8
Corporate & Other	22.3	15.6
Intersegment sales	(14.9)	(176.4)

Consolidated	$11,893.7	$11,181.8

Note: The decrease in intersegment sales is primarily due to the divestiture of the pulp operations.

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Change Due To
	Total Change	Organic Volume Growth	Net Price	Currency	Mix/ Other	Pulp Sales
Consolidated	6	4	-	3	-	(1)
Personal Care	6	5	(1)	3	(1)	-
Consumer Tissue	9	4	2	3	-	-
Business-to-Business	(3)	3	-	1	1	(8)

Consolidated net sales for the first nine months of 2005 increased 6.4 percent.

•	Personal care net sales increased 6.2 percent. The increase was primarily due to higher sales volumes in North America and Latin America, favorable currency effects, principally in Korea, Brazil and Europe, and higher net selling prices in the developing and emerging markets. These positive factors were partially offset by lower net selling prices in North America and Europe.

•	Consumer tissue net sales increased 9.4 percent driven by higher net selling prices in North America, higher sales volumes, primarily in North America and Asia, favorable currency effects, principally in Europe, Brazil and Korea, and improved product mix primarily due to the introduction of Kleenex Anti-Viral facial tissue.

•	Business-to-business net sales decreased 3.5 percent primarily due to a more than 8 percent effect from the divestiture of the pulp operations included in the Neenah Paper spin-off. Overall sales volumes increased about 3 percent and currency added more than 1 percent.

By Geography
(Millions of dollars)

Net Sales	2005	2004
North America	$6,990.6	$6,736.7
Outside North America	5,305.2	4,851.5
Intergeographic sales	(402.1)	(406.4)

Consolidated	$11,893.7	$11,181.8

Commentary:

•	Net sales in North America increased 3.8 percent because of higher sales volumes in each of the business segments and the higher consumer tissue net selling prices, tempered by the lower personal care net selling prices and the absence of the net sales of the Corporation’s former pulp operations.

•	Net sales outside of North America increased 9.4 percent due to higher sales volumes and favorable currency in the developing and emerging markets and favorable currency effects in Europe.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2005	2004
Personal Care	$943.5	$941.7
Consumer Tissue	596.4	579.9
Business-to-Business	494.1	482.3
Other income (expense), net	(25.7)	(37.6)
Corporate & Other	(269.9)	(101.3)

Consolidated	$1,738.4	$1,865.0

Note: Corporate & Other includes costs aggregating $168.0 million for the Competitive Improvement Initiatives and expenses not associated with the business segments.

Commentary:

	Percent Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Fiber Cost	Currency	Other (a)
Consolidated	(7)	7	3	(1)	1	(17	)(b)
Personal Care	-	8	(5)	(1)	3	(5)
Consumer Tissue	3	5	16	(3)	1	(16)
Business-to-Business	2	7	2	-	2	(9)

(a)     Primarily higher raw material, energy and distribution costs, net of cost savings achieved.

(b)     Includes costs aggregating $168.0 million for the Competitive Improvement Initiatives.

Commentary:

Consolidated operating profit decreased 6.8 percent. Significant factors that negatively affected operating profit were the charges for the Competitive Improvement Initiatives, cost inflation of about $290 million, and higher marketing, research and general expenses. Those factors were partially offset by gross cost savings of nearly $150 million, increased sales volumes, favorable currency effects and higher net selling prices.

•	Personal care operating profit was essentially even with the prior year, a .2 percent increase. Cost savings, higher sales volumes and favorable currency effects were offset by cost inflation, lower net selling prices and higher marketing and research and development expenses.

•	Consumer tissue segment operating profit increased 2.8 percent on the strength of higher net selling prices, gross cost savings and increased sales volumes that overcame the effects of inflation, particularly distribution and energy related costs, higher marketing and research and development expenses.

•	Business-to-business segment operating profit increased 2.4 percent as higher sales volumes, improved net selling prices and product mix, and favorable currency effects more than offset cost inflation and higher research and development expense.

•	Other income (expense), net includes the benefit of approximately $12 million from a settlement of an insurance claim for partial recovery of damages related to a fire in 2004 at one of the Corporation’s facilities in Europe and lower expenses for the Corporation’s investments in historic renovation projects, tempered by higher foreign currency transaction losses in 2005 compared with 2004.

By Geography
(Millions of dollars)

Operating Profit	2005	2004
North America	$1,565.1	$1,523.7
Outside North America	468.9	480.2
Other income (expense), net	(25.7)	(37.6)
Corporate & Other	(269.9)	(101.3)

Consolidated	$1,738.4	$1,865.0

Note: Corporate & Other includes costs aggregating $168.0 million for the Competitive Improvement Initiatives and expenses not associated with the geographic areas.

Commentary:

•	Operating profit in North America increased 2.7 percent principally due to the higher consumer tissue net selling prices.

•	Operating profit outside North America decreased 2.4 percent because of lower earnings in Europe, partially offset by improved results in the developing and emerging markets.

Additional Income Statement Commentary

•	Nonoperating expense of $137.4 million for the first nine months of 2005 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 6.

•	Interest expense increased 14.7 percent due to higher average interest rates and a higher average level of debt.

•	The Corporation's effective tax rate was 21.8 percent for the first nine months of both 2005 and 2004. The 2005 tax provision included the incremental tax cost for repatriating earnings of certain foreign subsidiaries in 2005 under the provisions of the American Jobs Creation Act. See Note 7. The effective tax rate also reflects the income tax benefits from the Corporation’s ownership interest in the synthetic fuel partnerships. Those benefits, net of related nonoperating expenses, improved net income by $40.4 million in 2005 compared with $29.8 million in 2004.

The Corporation continues to evaluate the potential repatriation of approximately $325 million of additional foreign earnings. Whether the Corporation ultimately decides to repatriate these additional foreign earnings will depend on a number of factors, including satisfactory resolution of foreign tax issues relating to the repatriation of those earnings. If the Corporation decides to repatriate part or all of the additional amount currently under evaluation, the Corporation will record an additional income tax expense and liability of up to approximately $18 million at the time of such determination.

•	The Corporation’s share of net income of equity companies rose 7.9 percent to $99.4 million, driven mainly by higher net income at KCM, where improved earnings were driven by continued strong results in the consumer business, tempered by currency losses in the second and third quarters of 2005.

•	Minority owners’ share of subsidiaries’ net income increased 15.8 percent, primarily due to higher returns on the preferred securities of the Corporation’s consolidated foreign financing subsidiary and increased earnings at the Corporation’s subsidiary in Korea.

•	Income from discontinued operations represents the results of the Corporation’s former fine paper and technical paper businesses that were included in the November 30, 2004 Neenah Paper spin-off.

•	The Corporation’s ongoing share repurchase program reduced the average number of common shares outstanding which benefited 2005 results by $.11 per share compared with last year.

Liquidity and Capital Resources

•	Cash provided by operations for the first nine months of 2005 decreased by $421.7 million, or 20.5 percent compared with 2004, reflecting a higher level of investment in working capital, the timing of income tax payments and lower net income.

•	Capital spending of $452 million for the first nine months of 2005 was in line with the Corporation’s spending target of $650-$700 million for the full year.

•	During the first nine months of 2005 the Corporation repurchased 15.7 million shares of its common stock at a cost of approximately $1.0 billion, including 8.0 million shares repurchased during the third quarter at a cost of approximately $499 million. The Corporation has reaffirmed its intent to repurchase $1.5 billion worth of its stock for the full year 2005.

•	During the third quarter of 2005, the Corporation issued $300 million of 4.875% Notes due August 15, 2015. Proceeds from the sale of the notes were used for general corporate purposes and for the reduction of existing indebtedness, including portions of the Corporation’s outstanding commercial paper program.

The Corporation has fixed-to-floating interest rate swap agreements related to a $500 million 5.0% Note that matures on August 15, 2013.

•	At September 30, 2005, total debt and preferred securities was $4.3 billion, up slightly from $4.2 billion at December 31, 2004.

•	Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, repurchases of common stock and other needs in the foreseeable future.

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

Business Outlook

The Corporation is confident that it will continue to execute its Global Business Plan and generate solid top-line growth and additional cost savings over the balance of the year. Net sales in the fourth quarter of 2005 should benefit from a full quarter of the price increases implemented during the third quarter for diaper, pant and incontinence products in the U.S. as well as recent price increases for K-C Professional products in North America. At the same time, business conditions are expected to remain very challenging, as costs for resin and other oil-based materials, energy and distribution have risen following Hurricanes Katrina and Rita. In total, the Corporation expects these cost components to increase more than $30 million versus the third quarter, equivalent to approximately 5 cents per share.

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

Item 4. Controls and Procedures.

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs. During 2005, the Corporation anticipates purchasing up to $1.5 billion of its common stock. The following table contains information for shares repurchased during the third quarter of 2005. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

Period (2005)	Shares Purchased (1)	Average Cost Per Share	Cumulative Number of Shares Purchased Pursuant To The Plan	Remaining Shares That May Be Repurchased
July 1 to 31	1,472,000	$63.02	14,712,000	10,288,000
August 1 to 31	3,395,000	$62.61	18,107,000	6,893,000
Sept. 1 to 30	3,166,000	$61.24	21,273,000	53,727,000	(2)

Total	8,033,000	$62.15

(1)

All share repurchases during the three months ended September 30, 2005 were made pursuant to a share repurchase program authorized by the Corporation’s board of directors on June 8, 2004 and announced the same day, which allowed for the repurchase of 25 million shares in an amount not to exceed $2.25 billion.

(2)

On September 15, 2005, the Corporation’s board of directors authorized the repurchase of an additional 50 million shares in an amount not to exceed $5 billion, which was publicly announced the same day.

In addition, during July 2005, 967 shares at a cost of $60,372 were purchased from current or former employees in connection with the exercise of employee stock options and other awards.

Item 6. Exhibits.

(a) Exhibits

(3)a	Restated Certificate of Incorporation, dated June 12, 1997 and Certificate Eliminating Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit No. (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

(3)b	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Item 6. (Continued)

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

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

November 4, 2005

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