Form 10-K
period 2005-12-31
KIMBERLY CLARK CORP
filed 2006-02-23
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒.    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐.    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐.    No  ☒.

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2005 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $29.8 billion.

As of February 16, 2006, there were 460,850,735 shares of the Corporation’s common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for the Corporation’s Annual Meeting of Stockholders to be held on April 27, 2006 is incorporated by reference into Part III hereof.

KIMBERLY-CLARK CORPORATION

PART I

ITEM 1.    BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. The Corporation is a global health and hygiene company focused on building its personal care, consumer tissue and business-to-business operations. The Corporation is principally engaged in the manufacturing and marketing of a wide range of health and hygiene products around the world. Most of these products are made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency. As used in Items 1, 1A, 2, 3, 6, 7, 7A, 8 and 9A of this Form 10-K, the term “Corporation” refers to Kimberly-Clark Corporation and its consolidated subsidiaries. In the remainder of this Form 10-K, the terms “Kimberly-Clark” or “Corporation” refer only to Kimberly-Clark Corporation. For financial information by business segment and geographic area, and information about principal products and markets of the Corporation, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Item 8, Note 17 to the Consolidated Financial Statements.

Recent Developments

In July 2005, the Corporation authorized the initial phase of a multi-year program to improve its competitive position by accelerating investments in targeted growth opportunities and streamlining manufacturing and administrative operations, primarily in North America and Europe (the “Competitive Improvement Initiatives”). The Competitive Improvement Initiatives commenced in the third quarter of 2005. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 3 to the Consolidated Financial Statements.

On January 18, 2006, the Corporation authorized two subsequent phase projects pursuant to the Competitive Improvement Initiatives. One project is to reduce the workforce in Europe in order to streamline administrative operations. The other project authorized the closure of two manufacturing facilities elsewhere.

During 2005, the Corporation repatriated approximately $985 million of previously unremitted earnings of certain of its non-U.S. subsidiaries under the provisions of the American Jobs Creation Act of 2004. This Act provides, among other things, for a one-time deduction for certain foreign earnings that are repatriated to and reinvested in the U.S. As a result, the Corporation recorded income tax expense and a related income tax liability of approximately $55.5 million in 2005.

On November 30, 2004, the Corporation distributed to its stockholders all of the outstanding shares of common stock of Neenah Paper, Inc. (“Neenah Paper”). Neenah Paper was formed in April 2004 to facilitate the spin-off of the Corporation’s U.S. fine paper and technical paper businesses and its Canadian pulp mills (the “Spin-off”). See Item 8, Notes 1 and 2 to the Consolidated Financial Statements for additional information regarding the Spin-off.

Description of the Corporation

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care; Consumer Tissue; and Business-to-Business. The reportable segments were determined in accordance with how the Corporation’s executive managers develop and execute the Corporation’s global strategies to drive growth and profitability of the Corporation’s worldwide Personal Care, Consumer Tissue and Business-to-Business operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. The principal sources of revenue in each of our global business segments are described below. Revenue, profit and total assets of each reportable segment are described in Item 8, Note 17 to the Consolidated Financial Statements.

PART I

(Continued)

The Personal Care segment manufactures and markets disposable diapers, training and youth pants, and swimpants; baby wipes; feminine and incontinence care products; and related products. Products in this segment are primarily for household use and are sold under a variety of brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

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

In 2005, 2004 and 2003, sales to Wal-Mart Stores, Inc. were approximately 13 percent of net sales in each year.

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

Most recovered paper, synthetics, pulp and recycled fiber are purchased from third parties. The Corporation considers the supply of such raw materials to be adequate to meet the needs of its businesses. See Item 1A, “Risk Factors.”

Competition

The Corporation has several major competitors in most of its markets, some of which are larger and more diversified than the Corporation. The principal methods and elements of competition include brand recognition

PART I

(Continued)

and loyalty, product innovation, quality and performance, price, and marketing and distribution capabilities. For additional discussion of the competitive environment in which the Corporation conducts its business, see Item 1A, “Risk Factors.”

Research and Development

Research and development expenditures are directed toward new or improved personal care, tissue, wiping, and health care products and nonwoven materials. Consolidated research and development expense was $319.5 million in 2005, $279.7 million in 2004 and $279.1 million in 2003.

Foreign Market Risks

The Corporation operates and markets its products globally, and its business strategy includes targeted growth in the developing and emerging markets. See Item 1A, “Risk Factors” for a discussion of foreign market risks that may affect the Corporation’s financial results.

Environmental Matters

Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at the Corporation’s facilities are expected to be approximately $34 million in 2006 and $12 million in 2007. Of these amounts, approximately $11 million in 2006 and $3 million in 2007 are expected to be spent at facilities in the U.S. For facilities outside of the U.S., capital expenditures for environmental controls are expected to be approximately $23 million in 2006 and $9 million in 2007.

Total worldwide operating expenses for environmental compliance are expected to be approximately $157 million in 2006 and $146 million in 2007. Operating expenses for environmental compliance with respect to U.S. facilities are expected to be approximately $74 million in 2006 and $73 million in 2007. Operating expenses for environmental compliance with respect to facilities outside the U.S. are expected to be approximately $83 million in 2006 and $73 million in 2007. Operating expenses include pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs.

Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Corporation’s total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in the Corporation’s plans, changes in legal requirements or other factors.

Employees

In its worldwide consolidated operations, the Corporation had more than 57,000 employees as of December 31, 2005.

Item 10 of this Form 10-K identifies executive officers of the Corporation and is incorporated herein by reference.

Available Information

The Corporation makes available financial information, news releases and other information on the Corporation’s Web site at www.kimberly-clark.com. There is a direct link from the Web site to the Corporation’s Securities and Exchange Commission filings via the EDGAR database, where the Corporation’s annual reports

PART I

(Continued)

on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after the Corporation files such reports and amendments with, or furnishes them to, the Securities and Exchange Commission. Stockholders may also contact Stockholder Services, P.O. Box 612606, Dallas, Texas 75261-2606 or call 972-281-1522 to obtain a hard copy of these reports without charge.

ITEM 1A.    RISK FACTORS

The following factors, as well as factors described elsewhere in this Form 10-K, or in other filings by the Corporation with the Securities and Exchange Commission, could adversely affect the Corporation’s consolidated financial position, results of operations or cash flows. Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

Increased pricing pressure and intense competition for sales of the Corporation’s products could have an adverse effect on the Corporation’s financial results.

The Corporation competes for customers in intensely competitive markets against well-known, branded products and private label products both domestically and internationally. Inherent risks in the Corporation’s competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of recent consolidations of retailers and distribution channels, and competitive reaction. Some of the Corporation’s major competitors have undergone consolidation, which could result in increased competition and alter the dynamics of the industry. Such consolidation may give competitors greater financial resources and greater market penetration and enable competitors to offer a wider variety of products and services at more competitive prices, which could adversely affect the Corporation’s financial results. It may be necessary for the Corporation to lower prices on its products and increase spending on advertising and promotions, each of which could adversely affect the Corporation’s financial results. In addition, the Corporation incurs substantial development and marketing costs in introducing new and improved products and technologies. There is no guarantee that the Corporation will be successful in developing new and improved products and technologies necessary to compete successfully in the industry or that the Corporation will be successful in advertising, marketing and selling its products.

There is no guarantee that the Corporation’s efforts to reduce costs will be successful.

The Corporation began its Competitive Improvement Initiatives in the third quarter of 2005 to improve its competitive position by accelerating investments in targeted growth opportunities and streamlining manufacturing and administrative operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the Corporation anticipates cost savings to result from reducing material costs and manufacturing waste and realizing productivity gains and distribution efficiencies in each of its business segments. If the Corporation cannot successfully implement the strategic cost reductions included in its Competitive Improvement Initiatives or other cost savings plans, the Corporation may not realize all anticipated benefits. Any negative impact these initiatives have on the Corporation’s relationships with employees or customers or any failure to generate the anticipated efficiencies and savings could adversely affect the Corporation’s financial results.

Significant increases in prices for raw materials, energy, transportation and other necessary supplies and services could adversely affect the Corporation’s financial results.

Increases in the cost of and availability of raw materials, including pulp and petroleum-based materials, the cost of energy, transportation and other necessary services, supplier constraints, an inability to maintain favorable

PART I

(Continued)

supplier arrangements and relations or an inability to avoid disruptions in production output caused by such events as natural disasters, power outages, labor strikes, and the like could have an adverse effect on the Corporation’s financial results.

Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered pulp, is used extensively in the Corporation’s tissue products and is subject to significant price fluctuations due to the cyclical nature of the pulp markets. Recycled fiber accounts for approximately 25 percent of the Corporation’s overall fiber requirements.

On a worldwide basis, the Corporation supplies approximately 10 percent of its virgin fiber needs from internal pulp manufacturing operations. Increases in pulp prices could adversely affect the Corporation’s earnings if selling prices for its finished products are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.

A number of the Corporation’s products, such as diapers, training and youth pants, and incontinence care products contain certain materials which are principally derived from petroleum. These materials are subject to price fluctuations based on changes in petroleum prices, availability and other factors. The Corporation purchases these materials from a number of suppliers. Significant increases in prices for these materials could adversely affect the Corporation’s earnings if selling prices for its finished products are not adjusted or if adjustments significantly trail the increases in prices for these materials. Derivative instruments have not been used to manage these risks.

Although the Corporation believes that the supplies of raw materials needed to manufacture its products are adequate, global economic conditions, supplier capacity constraints and other factors could affect the availability of or prices for those raw materials.

The Corporation’s manufacturing operations utilize electricity, natural gas and petroleum-based fuels. To ensure that it uses all forms of energy cost effectively, the Corporation maintains ongoing energy efficiency improvement programs at all of its manufacturing sites. The Corporation’s contracts with energy suppliers vary as to price, payment terms, quantities and duration. The Corporation’s energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. There can be no assurance that the Corporation will be fully protected against substantial changes in the price or availability of energy sources. Derivative instruments are used to hedge a substantial portion of natural gas price risk in accordance with the Corporation’s risk management policy.

The Corporation’s sales may not occur as estimated.

There is no guarantee that the Corporation will be able to anticipate consumer preferences, estimate sales of new products, estimate changes in population characteristics and the acceptance of the Corporation’s products in new markets and anticipate changes in technology and competitive responses. As a result, the Corporation may not be able to achieve anticipated sales.

Difficulties in expanding globally and in developing and emerging markets (Asia, Latin America, the Middle East, Eastern Europe and Africa) may adversely affect the Corporation’s financial results.

Because the Corporation and its equity companies have manufacturing facilities in 40 countries and their products are sold in more than 150 countries, the Corporation’s results may be substantially affected by foreign market risks. The Corporation is subject to the impact of economic and political instability in developing countries.

The Corporation faces increased risks in its international operations, including fluctuations in currency rates, adverse political and economic conditions, legal and regulatory constraints, tariffs and other trade barriers,

PART I

(Continued)

difficulties in enforcing contractual and intellectual property rights, costs and difficulties in managing international operations and potentially adverse tax consequences. Each of these factors could adversely affect the Corporation’s financial results.

In addition, intense competition in European personal care and tissue markets and the challenging economic, political and competitive environments in Argentina, Brazil, Colombia, Mexico, Venezuela and elsewhere in Latin America and developing countries in Eastern Europe and Asia may slow the Corporation’s sales growth and earnings potential. The Corporation’s success internationally also depends on its ability to acquire or to form successful business alliances, and there is no guarantee that the Corporation will be able to acquire or form such alliances. In addition, there can be no assurance that the Corporation’s products will be accepted in any particular market. The Corporation is subject to the movement of various currencies against each other and versus the U.S. dollar. Exposures, arising from transactions and commitments denominated in non-local currencies, are systematically hedged through foreign currency forward, option and swap contracts. Translation exposure for the Corporation with respect to foreign operations generally is not hedged. There can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

Pending litigation and administrative actions could have an adverse effect on the Corporation.

There is no guarantee that the Corporation will be successful in defending itself in legal and administrative actions or in asserting its rights under various laws, including intellectual property laws. In addition, the Corporation could incur substantial costs in defending itself or in asserting its rights in such actions. The costs and other effects of pending litigation and administrative actions against the Corporation cannot be determined with certainty. Although management believes that no such proceedings will have a material adverse effect on the Corporation, there can be no assurance that the outcome of such proceedings will be as expected. See Item 3, “Legal Proceedings.”

Changes in laws, regulations and accounting standards could have an adverse effect on the Corporation’s financial results.

The Corporation is subject to federal, state, local and foreign governmental regulation, including the Sarbanes-Oxley Act of 2002 (“SOX”) and numerous related regulations promulgated by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Financial Accounting Standards Board. The Corporation has incurred substantial costs in complying with SOX and other regulations and standards relating to corporate governance and public disclosure. Although the Corporation is in compliance with the laws and regulations regarding recording and reporting of financial results, there can be no assurance that future regulations or interpretations of such regulations will not have an adverse impact on the Corporation’s financial results as compared with prior reporting periods.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

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

Marinette—tissue products and wipers

Neenah—diapers, training pants, feminine care and incontinence care products and nonwovens

Outside the United States

Argentina

Bernal—tissue products

Pilar—feminine care and incontinence care products

San Luis—diapers

Australia

Albury—nonwovens

Ingleburn—diapers

Lonsdale—diapers and feminine care and incontinence care products

Millicent—pulp and tissue products

Tantanoola—pulp

Warwick Farm—tissue products

Bahrain

*	East Riffa—tissue products

*	Equity company production facility

PART I

(Continued)

Belgium

Duffel—tissue products

Bolivia

La Paz—tissue products

Santa Cruz—tissue products

Brazil

Bahia—tissue products

Correia Pinto—tissue products

Cruzeiro—tissue products

Mogi das Cruzes—tissue products

Porto Alegre—feminine care products

Suzano—diapers, wet wipes and incontinence care products

Canada

Huntsville, Ontario—tissue products

St. Hyacinthe, Quebec—feminine care and incontinence care products

China

Beijing—feminine care and adult care products

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

Belen—tissue products

Cartago—diapers and feminine care and incontinence care products

Czech Republic

Jaromer—diapers and incontinence care products

Litovel—feminine care products

Dominican Republic

Santo Domingo—tissue products

Ecuador

Babahoyo—tissue products

Mapasingue—tissue products, diapers and feminine care products

*	Equity company production facility

PART I

(Continued)

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

Malaysia

Kluang—tissue and feminine care products and diapers

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

Salamanca—tissue products

Telde, Canary Islands—tissue products

Switzerland

Balsthal—tissue products and specialty papers

Niederbipp—tissue products

Reichenburg—tissue products

Taiwan

Chung Li—tissue and feminine care products and diapers

Hsin-Ying—tissue products

Ta-Yuan—tissue products

*	Equity company production facility

PART I

(Continued)

Thailand

Hat Yai—disposable gloves

Pathumthani—feminine care and tissue products

Samut Prakarn—tissue products

Turkey

Istanbul—diapers

United Kingdom

Barrow—tissue products

Barton-upon-Humber—diapers and nonwovens

Flint—tissue products and nonwovens

Northfleet—tissue products

Venezuela

Maracay—tissue products and diapers

Vietnam

Binh Duong—feminine care products

Hanoi—feminine care products

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2005, the Corporation, along with many other nonaffiliated companies, was a party to lawsuits with allegations of personal injury resulting from asbestos exposure on the defendants’ premises and allegations that the defendants manufactured, sold, distributed or installed products which cause asbestos-related lung disease. These general allegations are often made against the Corporation without any apparent evidence or identification of a specific product or premises of the Corporation. The Corporation has denied the allegations and raised numerous defenses in all of these asbestos cases. All asbestos claims have been tendered to the Corporation’s insurance carriers for defense and indemnity. The financial statements reflect appropriate accruals for the Corporation’s portion of the costs estimated to be incurred in connection with resolving these claims.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend and market price data included in Item 8, Note 19 to the Consolidated Financial Statements is incorporated in this Item 5 by reference.

Quarterly dividends have been paid continually since 1935. Dividends are paid on or about the second business day of January, April, July and October. The Automatic Dividend Reinvestment service of Computershare Trust Company, N.A. is available to Kimberly-Clark stockholders of record. The service makes it possible for Kimberly-Clark stockholders of record to have their dividends automatically reinvested in common stock and to make additional cash investments up to $3,000 per quarter.

Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.

As of February 16, 2006, the Corporation had 34,040 holders of record of its common stock.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs. During 2005, the Corporation purchased $1.5 billion worth of its common stock. The following table contains information for shares repurchased during the fourth quarter of 2005. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

Period (2005)	Shares Purchased(a)	Average Cost Per Share	Cumulative Number of Shares Purchased Pursuant To The Programs	Remaining Shares That May Be Repurchased
October 1 to 31	3,055,000	$57.56	24,328,000	50,672,000
November 1 to 30	2,838,000	58.42	27,166,000	47,834,000
December 1 to 31	2,665,000	59.40	29,831,000	45,169,000

Total	8,558,000

(a)	All share repurchases between October 1, 2005 and December 31, 2005 were made pursuant to share repurchase programs authorized by the Corporation’s Board of Directors on June 8, 2004 and September 15, 2005, each publicly announced the same day, which allow for the repurchase of 25 million shares in an amount not to exceed $2.25 billion and 50 million shares in an amount not to exceed $5.0 billion, respectively.

In addition, during November 2005, 18,219 shares at a cost of $1,075,832 were purchased from current or former employees in connection with the exercise of employee stock options and other awards. No such shares were purchased in October or December 2005.

PART II

(Continued)

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2005(a)	2004(b)	2003(b)	2002(b)(c)	2001(b)(c)(d)
	(Millions of dollars, except per share amounts)
Net Sales	$15,902.6	$15,083.2	$14,026.3	$13,231.5	$12,923.6
Gross Profit	5,075.2	5,068.5	4,794.4	4,693.8	4,573.8
Operating Profit	2,310.6	2,506.4	2,331.6	2,368.3	2,272.9
Share of Net Income of Equity Companies	136.6	124.8	107.0	113.3	154.4
Income from:
Continuing operations	1,580.6	1,770.4	1,643.6	1,627.4	1,571.1
Discontinued operations, net of income taxes	—	29.8	50.6	58.6	38.8
Cumulative effect of accounting change, net of income taxes	(12.3)	—	—	(11.4)	—
Net income	1,568.3	1,800.2	1,694.2	1,674.6	1,609.9
Per share basis:
Basic
Continuing operations	3.33	3.58	3.24	3.15	2.97
Discontinued operations	—	.06	.10	.11	.07
Cumulative effect of accounting change, net of income taxes	(.03)	—	—	(.02)	—
Net income	3.30	3.64	3.34	3.24	3.04
Diluted
Continuing operations	3.31	3.55	3.23	3.13	2.95
Discontinued operations	—	.06	.10	.11	.07
Cumulative effect of accounting change, net of income taxes	(.03)	—	—	(.02)	—
Net income	3.28	3.61	3.33	3.22	3.02
Cash Dividends Per Share
Declared	1.80	1.60	1.36	1.20	1.12
Paid	1.75	1.54	1.32	1.18	1.11
Total Assets	$16,303.2	$17,018.0	$16,779.9	$15,639.6	$15,059.1
Long-Term Debt	2,594.7	2,298.0	2,733.7	2,844.0	2,424.0
Stockholders’ Equity	5,558.2	6,629.5	6,766.3	5,650.3	5,646.9

(a)	In accordance with the requirements of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, the Corporation recorded a pretax asset retirement obligation of $23.6 million at December 31, 2005. The cumulative effect on income, net of related income tax effects, of recording the asset retirement obligation was $12.3 million, or $.03 per share. See Item 8, Note 1 to the Consolidated Financial Statements.

(b)	Income statement data present the results of Neenah Paper’s fine and technical papers businesses as discontinued operations.

(c)	During 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board issued EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The Corporation adopted EITF 01-9 effective January 1, 2002, and reclassified the expected redemption value of coupons and other applicable promotional activities from expense to a reduction in revenue, which reduced net sales $1.2 billion for 2001. The adoption of EITF 01-9 required the recording of a cumulative effect of a change in accounting principle in 2002, equal to an after-tax charge of approximately $.02 per share, which resulted from a change in the period for recognizing the costs of coupons.

(d)	On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under this standard, goodwill and intangible assets having indefinite lives are no longer amortized but are subject to annual impairment tests with any impairment loss recognized in the period of impairment. The Corporation recorded goodwill amortization of $94.4 million in 2001. The effect of this amortization, net of applicable income taxes, on basic and diluted earnings per share was $.18 in 2001.

PART II

(Continued)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide investors with an understanding of the Corporation’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2005 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Variable Interest Entities

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	New Accounting Standard

•	Business Outlook

•	Forward-Looking Statements

Overview of Business

The Corporation is a global health and hygiene company with manufacturing facilities in 37 countries and its products are sold in more than 150 countries. The Corporation’s products are sold under such well-known brands as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. The Corporation has three reportable global business segments: Personal Care, Consumer Tissue and Business-to-Business. These global business segments are described in greater detail in Item 8, Note 17 to the Consolidated Financial Statements.

In managing its global business, the Corporation’s management believes that developing new and improved products, responding effectively to competitive challenges, obtaining and maintaining leading market shares, controlling costs, and managing currency and commodity risks are important to the long-term success of the Corporation. The discussion and analysis of results of operations and other related information will refer to these factors.

•	Product innovation—Past results and future prospects depend in large part on product innovation. The Corporation relies on its ability to develop and introduce new or improved products to drive sales and volume growth and to achieve and/or maintain category leadership. In order to develop new or improved products, the technology to support those products must be acquired or developed. Research and development expenditures are directed towards new or improved personal care, tissue and health care products and nonwoven materials.

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

PART II

(Continued)

are larger and more diversified. The principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price, and marketing and distribution capabilities.

Aggressive competitive actions in 2004 and 2005 have required increased promotional spending to support new product introductions and enable competitive pricing in order to protect the position of the Corporation’s products in the market. We expect competition to continue to be intense in 2006.

•	Market shares—Achieving leading market shares in our principal products has been an important part of our past performance. We hold number 1 or 2 share positions in more than 80 countries. Achieving and maintaining leading market shares is important because of ongoing consolidation of retailers and the trend of leading merchandisers seeking to stock only the top competitive brands.

•	Cost controls—To maintain our competitive position, we must control our manufacturing, distribution and other costs. We have achieved cost savings from reducing material costs and manufacturing waste and realizing productivity gains and distribution efficiencies in each of our business segments. Our ability to control costs can be affected by changes in the price of oil, pulp and other commodities we consume in our manufacturing processes. Our strategic investments in information systems should also allow further cost savings through streamlining administrative activities.

•	Foreign currency and commodity risks—As a multinational enterprise, we are exposed to changes in foreign currency exchange rates, and we are also exposed to changes in commodity prices. Our ability to effectively manage these risks can have a material impact on our results of operations.

Overview of 2005 Results

During 2005, the Corporation continued to face intense competition in most of its markets. In particular, the diaper and pants categories in North America and Europe continued to be affected by the competitive pricing pressures that began in late 2002. The businesses were also adversely affected by higher materials input costs and higher energy and related costs.

•	Net sales advanced 5.4 percent.

•	New and improved products such as Scott Extra Soft bathroom tissue, new Huggies toiletries, Pull-Ups Training Pants with Wetness Liner, WypAll X80 towels and Andrex Quilts bathroom tissue contributed to increased sales volumes.

•	Net sales of consumer products grew almost 16 percent in the developing and emerging markets with each geographic region contributing to the increase.

•	Operating profit decreased 7.8 percent and net income and diluted earnings per share decreased 12.9 percent and 9.1 percent, respectively.

•	Higher sales volumes and cost savings of nearly $210 million did not overcome cost inflation and charges related to the strategic cost reductions included in the Corporation’s Competitive Improvement Initiatives.

•	Cash flow from operations exceeded $2 billion.

•	The Corporation returned $2.3 billion to shareholders through dividends and share repurchases.

Results of Operations and Related Information

This section contains a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2005 results of operations. This discussion and analysis compares 2005 results to 2004, and 2004 results to 2003. Each of those discussions focuses first on consolidated results, and then the results of each reportable business segment.

PART II

(Continued)

Analysis of Consolidated Net Sales

By Business Segment

	Year Ended December 31
	2005	2004	2003
	(Millions of dollars)
Personal Care	$6,287.4	$5,975.1	$5,652.9
Consumer Tissue	5,781.3	5,343.0	5,046.7
Business-to-Business	3,821.8	3,957.9	3,477.7
Corporate & Other	31.4	24.3	3.7
Intersegment sales	(19.3)	(217.1)	(154.7)

Consolidated	$15,902.6	$15,083.2	$14,026.3

By Geographic Area

	Year Ended December 31
	2005	2004	2003
	(Millions of dollars)
United States	$9,093.1	$8,683.5	$8,335.8
Canada	516.4	911.0	801.8
Intergeographic sales	(254.7)	(554.4)	(515.6)

Total North America	9,354.8	9,040.1	8,622.0
Europe	3,072.8	3,098.3	2,892.5
Asia, Latin America and other	4,019.2	3,488.8	3,061.6
Intergeographic sales	(544.2)	(544.0)	(549.8)

Consolidated	$15,902.6	$15,083.2	$14,026.3

Commentary:

2005 versus 2004

	Percent Change in Sales Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Currency	Mix/ Other	Pulp Sales
Consolidated	5	3	1	2	—	(1)
Personal Care	5	4	—	2	(1)	—
Consumer Tissue	8	4	2	1	1	—
Business-to-Business	(3)	3	1	1	—	(8)

Consolidated net sales increased 5.4 percent from 2004. Sales volumes rose more than 3 percent with each of the business segments contributing to the increase. Currency effects added nearly 2 percent to the increase primarily due to strengthening of the South Korean won, the Brazilian real, the Canadian dollar and the Australian dollar. Net selling prices increased 1 percent offset by a reduction in net sales due to the divestiture of the pulp operations as part of the spin-off of Neenah Paper on November 30, 2004.

•	Worldwide net sales of personal care products increased 5.2 percent due to higher sales volumes, primarily in North and Latin America, and favorable currency effects related to the previously

PART II

(Continued)

mentioned currencies and higher net selling prices in the developing and emerging markets. These positive factors were partially offset by lower net selling prices in North America and Europe.

In North America, net sales increased more than 1 percent resulting from 3 percent higher sales volumes reflecting higher sales of Huggies diapers, growth in child care products—GoodNites youth underpants, Pull-Ups training pants and Little Swimmers swimpants—and incontinence brands Poise and Depend, partially offset by lower feminine care sales volumes. Lower net selling prices of about 1 percent and an unfavorable product mix tempered the effect of the overall higher sales volumes.

Net sales in Europe declined nearly 5 percent. Higher sales volumes for diapers were more than offset by reduced sales volumes for feminine care products. Overall net selling prices decreased about 7 percent due to continued competitive pressure. Currency effects provided a more than 1 percent favorable impact on the comparison.

In the developing and emerging markets, net sales grew nearly 16 percent driven by about 6 percent higher sales volumes and favorable currency effects of the same magnitude. The advance in sales volume was led by double-digit growth in Latin America with increases across the region. Asia also contributed to the sales volume increase. The favorable currency effects occurred primarily in Korea, Brazil and Australia. Net selling prices increased about 3 percent with gains in each of the geographic regions.

•	Worldwide net sales of consumer tissue products rose 8.2 percent on the strength of increased sales volumes and net selling prices in North America, higher sales volumes in the developing and emerging markets and favorable currency effects. These favorable impacts were tempered by lower net selling prices in Europe.

In North America, net sales advanced nearly 11 percent as higher sales volumes and higher net selling prices each contributed about 5 percent to the improvement. A more favorable product sales mix also added about 1 percent. The higher sales volumes were driven by the introduction of Scott Extra Soft bathroom tissue in February 2005. List price increases on bathroom and facial tissue and on towels that occurred in August 2004 resulted in the higher net selling prices. Kleenex Anti-Viral facial tissue, introduced in September 2004, was the primary leader in the improved product mix.

In Europe, net sales decreased nearly 2 percent principally due to over 3 percent lower net selling prices reflecting continuing competitive pressures. Sales volumes were even with the prior year and currency provided about a 1 percent favorable effect.

In the developing and emerging markets, net sales increased approximately 16 percent primarily due to about 8 percent higher sales volumes and approximately 6 percent favorable currency effects. Korea, Australia and Brazil were the most significant contributors to both sales volume and currency gains.

•	Worldwide net sales for business-to-business products decreased 3.4 percent. The divestiture of the pulp operations included in the Neenah Paper spin-off reduced net sales by about 8 percent. Overall sales volumes increased approximately 3 percent as both K-C Professional and Health Care reported gains of about that same percent. Favorable currency effects and higher net selling prices, principally in K-C Professional’s North America operations, each added about 1 percent improvement to the comparison.

PART II

(Continued)

2004 versus 2003

	Percent Change in Sales Versus Prior Year
		Change Due To
		Volume
	Total Change	Total Volume	Organic Growth	Acquisitions	Net Price	Currency	Other
Consolidated	8	5	4	1	(1)	3	1
Personal Care	6	4	4	—	(2)	3	1
Consumer Tissue	6	3	1	2	—	4	(1)
Business-to-Business	14	7	7	—	(1)	3	5

Consolidated net sales increased 7.5 percent from 2003. Sales volumes advanced approximately 5 percent with contributions from each of the business segments. About 1 percentage point of the increase in sales volumes was due to the consolidation, in August 2003, of Klabin Kimberly S.A. (“Klabin”), a former equity affiliate and Brazil’s largest tissue manufacturer. Currency effects added more than 3 percent to the increase primarily due to strengthening of the euro, British pound, and Australian and Canadian dollars. Slightly lower net selling prices were offset by a more favorable product mix.

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

Net sales in Europe were even with last year as 10 percent favorable currency effects were offset by almost 7 percent lower sales volumes and a 3 percent reduction in net selling prices. Lower sales volumes for diapers and feminine care products were a result of aggressive competitive price reductions and promotion spending. This more than offset higher sales volumes for child and adult care products. Except for child care, which benefited from a prior year price increase, net selling prices declined due to competitive activity.

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

PART II

(Continued)

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

Analysis of Consolidated Operating Profit

By Business Segment

	Year Ended December 31
	2005	2004	2003
	(Millions of dollars)
Personal Care	$1,242.2	$1,253.2	$1,221.0
Consumer Tissue	805.8	803.1	728.2
Business-to-Business	673.2	656.6	602.8
Other income (expense), net	(27.2)	(51.2)	(112.5)
Corporate & Other	(383.4)	(155.3)	(107.9)

Consolidated	$2,310.6	$2,506.4	$2,331.6

By Geographic Area

	Year Ended December 31
	2005	2004	2003
	(Millions of dollars)
United States	$1,973.5	$1,953.1	$1,862.7
Canada	107.7	122.0	131.7
Europe	165.9	221.0	202.9
Asia, Latin America and other	474.1	416.8	354.7
Other income (expense), net	(27.2)	(51.2)	(112.5)
Corporate & Other	(383.4)	(155.3)	(107.9)

Consolidated	$2,310.6	$2,506.4	$2,331.6

Note:	Corporate & Other for 2005 includes $228.6 million of costs for the Competitive Improvement Initiatives discussed below and other expenses not associated with the business segments or geographic areas.

PART II

(Continued)

Commentary:

2005 versus 2004

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Raw Materials Cost	Energy and Distribution Expense	Currency	Other(a)
Consolidated	(8)	7	4	(9)	(7)	1	(4	)(b)
Personal Care	(1)	6	(2)	(12)	(2)	3	6
Consumer Tissue	—	7	11	(4)	(14)	1	(1)
Business-to-Business	3	8	3	(6)	(6)	1	3	(c)

(a)	Includes the benefit of cost savings achieved, net of increased costs for marketing and research.

(b)	Includes costs aggregating $228.6 million for the Competitive Improvement Initiatives.

(c)	Operating losses from divested pulp operations were included in 2004.

Consolidated operating profit decreased 7.8 percent. Significant factors that negatively affected operating profit were approximately $229 million of charges related to the Competitive Improvement Initiatives that are not included in the business segments (as discussed later in this MD&A and in Item 8, Note 3 to the Consolidated Financial Statements), cost inflation of about $400 million and higher marketing, research and general expenses. Those factors were partially offset by gross cost savings of nearly $210 million, increased sales volumes and higher net selling prices. Operating profit as a percent of net sales declined to 14.5 percent from 16.6 percent for 2004.

•	Operating profit for personal care products decreased .9 percent. Cost savings, higher sales volumes and favorable currency effects were offset by materials cost inflation—particularly for polymer resins and superabsorbents, lower net selling prices and increased costs for marketing and research activities. The year-over-year change in operating profit was also affected by about $37 million of costs in 2004 to improve the efficiency of the Corporation’s diaper operations.

Operating profit in North America declined about 3 percent as materials cost inflation, lower net selling prices and higher distribution costs more than offset cost savings and the higher sales volumes. In Europe, operating profit decreased primarily due to the lower net selling prices. Operating profit in the developing and emerging markets increased nearly 16 percent due to the higher sales volumes, higher net selling prices and favorable currency effects, tempered by higher marketing and administrative costs.

•	Operating profit for consumer tissue products was essentially even with last year, an increase of .3 percent. The higher net selling prices, higher sales volumes and cost savings were offset by cost inflation for materials, energy and distribution, and higher marketing and research expenses.

In North America, operating profit grew almost 8 percent because the higher net selling prices and increased sales volumes more than offset the cost inflation. Operating profit in Europe decreased principally due to the effects of the competitive lower net selling prices. In the developing and emerging markets, operating profit advanced approximately 19 percent on the strength of the higher sales volumes and a favorable product mix.

•	Operating profit for business-to-business products increased 2.5 percent. The higher sales volumes and higher net selling prices combined with cost savings and the absence of operating losses related to the divested pulp operations allowed the segment to overcome materials and energy related cost inflation.

PART II

(Continued)

Competitive Improvement Initiatives

In July 2005, the Corporation authorized the initial phase of a multi-year program to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe (the “Competitive Improvement Initiatives”).

The Competitive Improvement Initiatives commenced in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008. Based on current estimates, the strategic cost reductions are expected to result in cumulative charges of approximately $900 million to $1.1 billion before tax ($625-$775 million after tax) over that three and one-half year period. These reductions are expected to yield annual pretax savings that increase to $300-$350 million by 2009. Continuous productivity gains over the last several years along with investments in state-of-the-art manufacturing capacity are enabling the Corporation to consolidate production at fewer facilities. Cash costs related to the sale, closure or streamlining of operations, relocation of equipment, severance and other expenses are expected to account for approximately 45 percent of the charges. Noncash charges will consist primarily of incremental depreciation and amortization and asset write downs.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees. As of December 31, 2005, a net workforce reduction of more than 400 had occurred. Approximately 20 manufacturing facilities, or 17 percent of the Corporation’s worldwide total, are expected to be sold or closed and an additional 4 facilities are expected to be streamlined. There is a particular focus on Europe, aimed at improving business results in the region. The Corporation intends to consolidate and streamline manufacturing facilities, further improve operating efficiencies, and reduce selling, general and administrative expenses while reinvesting in key growth opportunities there. As of December 31, 2005, charges have been recorded related to the initiatives for 14 facilities.

The initial phase of the Competitive Improvement Initiatives will occur between 2005 and mid-2007 and will include the sale, closure or streamlining of 15 of the facilities and the expansion of 3 others. After-tax charges in connection with these projects are expected to total approximately $355-$390 million. The Corporation anticipates that the pretax charges for the initial phase of the strategic cost reductions will be incurred for the following categories at the indicated estimated amounts: workforce reduction costs (approximately $150 million); incremental depreciation and amortization (approximately $225 million); asset impairments (approximately $100 million); and other associated costs (approximately $55 million). During 2005, the Corporation incurred charges totaling $228.6 million in connection with the initiatives; $167.6 million after tax.

The strategic cost reductions included in the Competitive Improvement Initiatives are corporate decisions and are not included in the business segments’ operating profit performance. See Item 8, Note 17 to the Consolidated Financial Statements for the 2005 costs of the strategic cost reductions by business segment and geographic area. Certain actions yet to be announced for the strategic cost reductions are still being evaluated. Accordingly, it is difficult at this time to estimate the total costs to be incurred by business segment over the life of the initiatives. The 2005 charges have been recorded in Cost of Products Sold ($201.6 million) and Marketing, Research and General Expenses ($27.0 million).

Other Income (expense), net

Other income (expense), net decreased compared with 2004 primarily due to income in 2005 of approximately $22 million from an insurance claim for partial recovery of damages related to a fire in 2004 at a facility in Europe. Increased currency transaction losses in 2005 were mitigated by lower write-offs related to the Corporation’s investments in historic real estate restoration projects.

PART II

(Continued)

2004 versus 2003

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Raw Materials Cost	Energy and Distribution Expense	Currency	Other(a)
Consolidated	8	11	(8)	(4)	(3)	3	9
Personal Care	3	12	(9)	(3)	(1)	2	2
Consumer Tissue	10	4	—	(7)	(6)	4	15
Business-to-Business	9	14	(9)	(8)	(3)	4	11

(a)	Includes the benefits of cost savings programs.

Consolidated operating profit increased 7.5 percent as the higher sales volumes, about $160 million of benefit from cost savings programs and total favorable currency effects of over $70 million more than offset the lower net selling prices, higher fiber costs and increased energy and distribution expenses. Operating profit as a percentage of net sales was 16.6 percent, the same as 2003.

•	Operating profit for personal care products increased 2.6 percent. The higher sales volumes, more than $85 million in cost savings and favorable currency effects, primarily in Australia and Canada, were partially offset by the lower net selling prices, higher raw material and distribution costs, increased advertising expenses, and costs associated with a plan to streamline diaper operations. Primarily as a result of significant productivity gains, the Corporation had available diaper manufacturing capacity in North America and Europe. Therefore, the Corporation executed a plan to cease diaper manufacturing and scale back distribution operations at its facility in New Milford, Connecticut. Some production capacity was also redeployed from the Barton-upon-Humber facility in the U.K. Diaper machines from these locations will now support growth in other markets, thereby reducing the capital spending required for this business. These steps are consistent with the Corporation’s strategies to drive growth in developing and emerging markets and improve its cost structure in North America and Europe.

Costs to implement the infant care plan described above total approximately $40 million before tax, including about $37 million recorded in 2004. The balance of the plan costs were recorded in 2005 as they were incurred. Of the total 2004 cost, approximately $10 million was for employee severance recorded at the time employees were notified of their termination benefits, about $3 million for other cash costs, principally for equipment removal, and $24 million for asset write-offs primarily related to the original equipment installation costs. These costs were recorded in Cost of Products Sold.

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

•

Operating profit for consumer tissue products improved 10.3 percent driven by cost savings of almost $60 million, favorable currency effects of about $25 million and lower marketing expenses tempered by approximately $45 million of higher fiber costs, higher other raw material and energy costs and increased distribution expense. In North America, operating profit grew nearly 6 percent because of the higher sales volumes and net selling prices, cost savings, and lower marketing expenses, partially offset by higher fiber costs and increased costs for energy and distribution. Operating profit in Europe advanced more than 8 percent principally on the strength of cost savings and favorable currency,

PART II

(Continued)

tempered by the lower net selling prices. In the developing and emerging markets, operating profit rose more than 20 percent primarily due to favorable product mix, the higher sales volumes and currency effects.

•	Operating profit for business-to-business products increased 8.9 percent. In addition to the higher sales volumes and favorable currency, the segment benefited from more than $14 million in cost savings, primarily in the professional business, and lower start-up costs compared to 2003. These gains were tempered by the lower net selling prices, higher fiber costs, increased other raw materials costs, higher energy and distribution expenses, and higher general and administrative costs. Our professional and global health care businesses both had higher sales volumes in North America and Europe.

•	Other income (expense), net in 2003 included charges of $34 million consisting of $15.6 million for a legal judgment in Europe and $18.4 million for the costs associated with the redemption of $400 million of debentures; and nearly $20 million for charges to write-off an equity investment in an historic restoration project and the write-down of a nonstrategic facility outside of North America.

•	In 2004 Corporate & Other included the write-off of a consolidated investment in an historic renovation project, higher corporate charitable contributions and increased general business taxes.

Additional Income Statement Commentary

Synthetic Fuel Partnerships

As described in Item 8, Note 14 to the Consolidated Financial Statements, the Corporation owns minority interests in two synthetic fuel partnerships. Pretax losses from participation in these partnerships are recorded as nonoperating expenses in the Consolidated Income Statement. The $20.6 million increase in these losses in 2005 compared with 2004 was primarily due to the Corporation’s full-year participation in one of the partnerships versus a partial year in 2004. The Corporation’s income tax provision was lowered by $34.5 million as a result of increased income tax credits and tax benefits of the higher nonoperating expenses. The continuing rise in crude oil prices may initiate the phase out of the synthetic fuel tax credits derived from production of the synthetic fuels, and if the credits are phased out, the partnerships are expected to cease production. Based on year-to-date prices of crude oil and expected pricing for the balance of 2006, the Corporation anticipates that it could receive only modest benefits, if any, from these partnerships in 2006.

2005 versus 2004

•	Interest expense increased due to both a higher average level of debt and higher interest rates.

•	The Corporation’s effective income tax rate was 22.3 percent in 2005 compared with 22.0 percent in 2004. The most significant factors causing the increase were the taxes on the dividends received under the American Jobs Creation Act partially offset by the increased synthetic fuel credits.

•	The Corporation’s share of net income of equity affiliates increased $11.8 million from 2004 primarily due to higher earnings at Kimberly-Clark de Mexico, S.A. de C.V. (“KCM”). KCM’s results were driven by a nearly 16 percent increase in sales due to volume growth in its consumer businesses and higher selling prices. However, its earnings growth was tempered by currency losses.

•	Minority owners’ share of subsidiaries’ net income increased $12.6 million primarily due to higher earnings of companies in the developing and emerging markets.

•	As a result of the Corporation’s share repurchase program, the average number of common shares outstanding declined, which benefited 2005 results by $.14 per share.

PART II

(Continued)

2004 versus 2003

•	Interest expense decreased primarily because of a lower average level of debt, partially offset by higher interest rates.

•	The Corporation’s effective income tax rate was 22.0 percent in 2004 compared with 23.3 percent in 2003. The lower effective tax rate was primarily due to the incremental benefits from the synthetic fuel partnership entered into in 2004.

•	The Corporation’s share of net income of equity affiliates increased $17.8 million from 2003 primarily due to higher earnings at KCM. Its results were boosted by a sales gain of more than 10 percent, with continued double-digit volume growth in its consumer businesses and higher selling prices.

•	Minority owners’ share of subsidiaries’ net income increased $18.3 million primarily due to higher returns on the preferred securities held by the minority interest in the Corporation’s consolidated foreign financing subsidiary. (See Item 8, Note 6 to the Consolidated Financial Statements for additional detail regarding these securities.)

•	Income from discontinued operations, net of income taxes decreased 41.1 percent due to transaction costs for the Spin-off and to a lesser extent because 2004 includes 11 months’ results versus 12 months in 2003 as the Spin-off occurred on November 30, 2004.

•	As a result of the Corporation’s share repurchase program, the average number of common shares outstanding declined, which benefited 2004 results by $.07 per share.

Liquidity and Capital Resources

	Year Ended December 31
	2005	2004
	(Millions of dollars)
Cash provided by operations	$2,311.8	$2,726.2
Capital spending	709.6	535.0
Acquisitions of businesses, net of cash acquired	17.4	—
Ratio of total debt and preferred securities to capital(a)	43.5%	37.7%
Pretax interest coverage—times	9.3	11.5

(a)	Capital is total debt and preferred securities plus stockholders’ equity and minority owners’ interest in subsidiaries.

Cash Flow Commentary:

•	Cash provided by operations decreased $414.4 million, or 15.2 percent, primarily due to an increased investment in working capital and higher income tax payments, partially offset by lower cash contributions to the U.S. defined benefit pension plan.

PART II

(Continued)

Contractual Obligations:

The following table presents the Corporation’s total contractual obligations for which cash flows are fixed or determinable.

	Total	2006	2007	2008	2009	2010	2011+
	(Millions of dollars)
Contractual obligations
Long-term debt	$2,662	$67	$338	$49	$8	$33	$2,167
Interest payments on long-term debt	1,392	154	146	122	118	117	735
Operating leases	258	86	48	34	26	17	47
Unconditional purchase obligations	1,756	416	352	273	226	157	332
Open purchase orders	985	985	—	—	—	—	—

Total contractual obligations	$7,053	$1,708	$884	$478	$378	$324	$3,281

Obligations Commentary:

•	Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2005.

•	The unconditional purchase obligations are for the purchase of raw materials, primarily pulp and utilities. Although the Corporation is primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, management believes the Corporation’s exposure to losses, if any, under these arrangements is not material.

•	The open purchase orders displayed in the table represent amounts the Corporation anticipates will become payable within the next year for goods and services it has negotiated for delivery.

The above table does not include future payments that the Corporation will make for other postretirement benefit obligations. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, the Corporation anticipates making annual payments for these obligations within a range from nearly $85 million in 2006 to more than $95 million by 2015.

Deferred taxes, minority interest and payments related to pension plans are also not included in the table.

A consolidated financing subsidiary has issued preferred securities that are in substance perpetual and are callable by the subsidiary in November 2008 and each 20-year anniversary thereafter. Management currently anticipates that these securities will not be called in November 2008, the next call date, and therefore they are not included in the above table. (See Item 8, Note 6 to the Consolidated Financial Statements for additional detail regarding these securities.)

Investing Commentary:

•	During 2005, the Corporation’s capital spending of $709.6 million, which is equal to 4.5 percent of net sales, was below the long-term targeted range of 5 percent to 6 percent of net sales. The lower capital spending in 2005 resulted primarily from productivity gains and leveraging the global scale of existing production capacity. Management believes the capital spending target range of 5 percent to 6 percent of net sales is appropriate.

•	The net decrease in time deposits in 2005 was primarily due to the Korean business utilizing their investments to pay dividends and to fund their pension plan.

PART II

(Continued)

Financing Commentary:

•	At December 31, 2005, total debt and preferred securities was $4.6 billion, compared with $4.2 billion last year end.

•	During the third quarter of 2005, the Corporation issued $300 million of 4.875% Notes due August 15, 2015. Proceeds from the sale of the notes were used for general corporate purposes and for the reduction of existing indebtedness, including portions of the Corporation’s outstanding commercial paper program.

•	At December 31, 2005, the Corporation had fixed-to-floating interest rate swap agreements related to a $500 million 5.0% Note that matures on August 15, 2013.

•	There were no changes in the Corporation’s credit ratings in 2005. The Corporation’s long-term debt securities have an Aa2 rating from Moody’s Investor Service and an AA- from Standard & Poor’s. Its commercial paper is rated in the top category.

•	At December 31, 2005, the Corporation had $1.5 billion of revolving credit facilities. These facilities, unused at December 31, 2005, permit borrowing at competitive interest rates and are available for general corporate purposes, including backup for commercial paper borrowings. The Corporation pays commitment fees on the unused portion but may cancel the facilities without penalty at any time prior to their expiration. These facilities expire in June 2010. The Corporation anticipates that these facilities will be renewed when they expire.

•	During the fourth quarter of 2005, a three-year bank credit facility was established for the purpose of funding American Jobs Creation Act dividends. The Corporation has the option to repay the facility in any month until the facility expires in October 2008. Currently, the Corporation plans to repay this obligation by the end of 2006; therefore, it has been classified as short-term debt. The facility is denominated in Australian dollars and euros, and interest charges are based on the prevailing local short-term interest rates plus 12.5 basis points. As of December 31, 2005, approximately $308 million was outstanding. No additional draws against the facility are permitted.

•	For the full year 2005, the Corporation repurchased approximately 24.3 million shares of its common stock at a cost of approximately $1.5 billion, including 8.6 million shares repurchased during the fourth quarter at a cost of approximately $500 million. The monthly detail of share repurchases for the fourth quarter of 2005 is included in Part II Item 5 of this Form 10-K. On September 15, 2005, the Corporation’s Board of Directors authorized the repurchase of an additional 50 million shares of the Corporation’s common stock during the next several years.

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

Financing Entities

As explained in more detail in Item 8, Note 9 to the Consolidated Financial Statements, the Corporation holds a significant variable interest in two financing entities that were used to monetize long-term notes received from the sale of certain nonstrategic timberlands and related assets, which were sold in 1999 and 1989 to

PART II

(Continued)

nonaffiliated buyers. These sales involved notes receivable, which are backed by irrevocable standby letters of credit issued by money center banks, that have an aggregate face value of $617 million.

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

See Item 8, Note 6 to the Consolidated Financial Statements for a description of the Corporation’s Luxembourg-based financing subsidiary, which is consolidated because the Corporation is the primary beneficiary of the entity.

Real Estate Entities

As explained in greater detail in Item 8, Note 9 to the Consolidated Financial Statements, the Corporation participates in the U.S. affordable and historic renovation real estate markets through (i) partnership arrangements in which it is a limited partner, (ii) limited liability companies (“LLCs”) in which it is a nonmanaging member and (iii) investments in various funds in which the Corporation is one of many noncontrolling investors. These variable interest entities borrow money from third parties generally on a nonrecourse basis and invest in and own various real estate projects.

Effective March 31, 2004, the Corporation adopted FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities—an Interpretation of ARB 51 (“FIN 46R”), for these real estate entities. Adoption of FIN 46R required the Corporation to consolidate ten apartment projects and two hotels because it was the primary beneficiary of each of these real estate ventures. Subsequently, three of the apartments and the two hotels became wholly-owned by the Corporation. For the entities that remain consolidated under FIN 46R, the carrying amount of the assets that serve as collateral for $42.7 million of obligations of these ventures was $47.0 million at December 31, 2005.

The Corporation is not the primary beneficiary for the remainder of the real estate entities and has not consolidated them. These entities are accounted for by the equity method of accounting or by the effective yield method, as appropriate. As of December 31, 2005, total permanent financing debt for the nonconsolidated entities was $255.8 million. A total of $19.7 million of the permanent financing debt is guaranteed by the Corporation. Except for the guaranteed portion, permanent financing debt is secured solely by the properties and is

PART II

(Continued)

nonrecourse to the Corporation. From time to time, temporary interim financing is guaranteed by the Corporation. In general, the Corporation’s interim financing guarantees are eliminated at the time permanent financing is obtained. At December 31, 2005, $34.3 million of temporary interim financing associated with these nonconsolidated real estate entities was guaranteed by the Corporation.

If the Corporation’s investments in its nonconsolidated real estate entities were to be disposed of at their carrying amounts, a portion of the tax credits may be recaptured and may result in a charge to earnings. As of December 31, 2005, this recapture risk is estimated to be $34.5 million. The Corporation has no current intention of disposing of these investments during the recapture period, nor does it anticipate the need to do so in the foreseeable future in order to satisfy any anticipated liquidity need. Accordingly, the recapture risk is considered to be remote.

At December 31, 2005, the Corporation’s maximum loss exposure for its nonconsolidated real estate entities is estimated to be $109.4 million and is comprised of its net equity in these entities of $20.9 million, its permanent financing guarantees of $19.7 million, its interim financing guarantees of $34.3 million and the income tax credit recapture risk of $34.5 million.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting policies used by management in the preparation of the Corporation’s consolidated financial statements are those that are important both to the presentation of the Corporation’s financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to consumer and trade promotion and rebate accruals, pension benefits and other postretirement benefits, retained insurable risks, excess and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets and for determining the primary beneficiary of variable interest entities, deferred tax assets and potential income tax assessments, and loss contingencies. The Corporation’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Promotion and Rebate Accruals

Among those factors affecting the accruals for promotions are estimates of the number of consumer coupons that will be redeemed and the type and number of activities within promotional programs between the Corporation and its trade customers. Rebate accruals are based on estimates of the quantity of products distributors have sold to specific customers. Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories. Estimates of trade promotion liabilities for promotional program costs incurred, but unpaid, are generally based on estimates of the quantity of customer sales, timing of promotional activities and forecasted costs for activities within the promotional programs. Settlement of these liabilities sometimes occurs in periods subsequent to the date of the promotion activity. Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, favorable end of aisle or in-store product displays and other activities conducted by the customers to promote the Corporation’s products. Promotion accruals as of December 31, 2005 and 2004 were $235.3 million and $263.3 million, respectively. Rebate accruals as of December 31, 2005 and 2004 were $160.2 million and $163.0 million, respectively.

PART II

(Continued)

Pension and Other Postretirement Benefits

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

Consolidated pension expense for defined benefit pension plans was $156.8 million in 2005 compared with $154.8 million for 2004. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 8.29 percent in 2005 compared with 8.32 percent in 2004 and will be 8.28 percent in 2006. The expected long-term rate of return on pension fund assets was determined based on several factors, including input from the Corporation’s pension investment consultants and projected long-term returns of broad equity and bond indices. The U.S. plan’s historical 10-year and 15-year compounded annual returns of 9.36 percent and 10.28 percent, respectively, which have been in excess of these broad equity and bond benchmark indices, were also considered. On average, the investment managers for each of the plans comprising the Principal Plans are anticipated to generate annual long-term rates of return of at least 8.5 percent. The expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 70 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and 30 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. Actual asset allocation is regularly reviewed and it is periodically rebalanced to the targeted allocation when considered appropriate. Also, when deemed appropriate, hedging strategies are executed using index options and futures to limit the downside exposure of certain investments by trading off upside potential above an acceptable level. This hedging strategy was last executed for 2003. No hedging instruments are currently in place. Long-term rate of return assumptions continue to be evaluated at least annually and are adjusted as necessary.

Pension expense is determined on the fair value of assets rather than a calculated value that averages gains and losses (“Calculated Value”) over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of assets and the actual return based on the fair value of assets. The variance between actual and expected gains and losses on pension assets are recognized in pension expense more rapidly than they would be if a Calculated Value was used for plan assets. As of December 31, 2005, the Principal Plans had cumulative unrecognized investment losses and other actuarial losses of approximately $1.7 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under SFAS No. 87, Employers’ Accounting for Pensions.

The discount (or settlement) rate used to determine the present value of the Corporation’s future U.S. pension obligations at December 31, 2005 was based on a yield curve constructed from a portfolio of high quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit

PART II

(Continued)

payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rate for U.S. pension obligations. For the non-U.S. Principal Plans, discount rates are established using the long-term local government bond rates increased by the interest rate spread between the U.S. discount rate and long-term U.S. government bond rates. The weighted-average discount rate for the Principal Plans decreased to 5.54 percent at December 31, 2005 from 5.77 percent at December 31, 2004.

Consolidated pension expense is estimated to approximate $165 million in 2006. This estimate reflects the effect of the actuarial losses and is based on an expected weighted-average long-term rate of return on assets in the Principal Plans of 8.5 percent, a weighted-average discount rate for the Principal Plans of 5.54 percent and various other assumptions. Pension expense beyond 2006 will depend on future investment performance, the Corporation’s contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans. The estimated expense for 2006 does not include any potential effects related to subsequent phase projects under the Competitive Improvement Initiatives that have not yet been authorized.

If the expected long-term rate of return on assets for the Principal Plans was lowered by 0.25 percent, our annual pension expense would increase by approximately $9 million. If the discount rate assumptions for these same plans were reduced by 0.25 percent, annual pension expense would increase by approximately $14 million and the December 31, 2005 minimum pension liability would increase by about $158 million.

The fair value of the assets in the Corporation’s defined benefit plans was $4.1 billion and $4.0 billion at December 31, 2005 and December 31, 2004, respectively. Lower discount rates have caused the projected benefit obligations (the “PBO”) of the defined benefit plans to exceed the fair value of plan assets by approximately $1.4 billion and $1.2 billion at December 31, 2005 and December 31, 2004, respectively. Primarily due to the lower discount rates, the ABO of the defined benefit plans exceeded the fair value of plan assets by about $1.0 billion and about $.9 billion at the end of 2005 and 2004, respectively. On a consolidated basis, the Corporation contributed about $117 million to pension trusts in 2005 compared with $200 million in 2004. In addition, the Corporation made direct benefit payments of $11.9 million in 2005 compared to $21.4 million in 2004. While the Corporation is not required to make a contribution in 2006 to the U.S. plan, the benefit of a contribution will be evaluated. The Corporation currently anticipates contributing about $80 million to its pension plans outside the U.S. in 2006.

The discount rate used for each country’s pension obligation is identical to the discount rate used for that country’s other postretirement obligation. The discount rates displayed for the two types of obligations for the Corporation’s consolidated operations may appear different due to the weighting used in the calculation of the two weighted-average discount rates.

Other Postretirement Benefits

Substantially all North American retirees and employees are covered by health care and life insurance benefit plans. Certain benefits are based on years of service and/or age at retirement. The plans are principally noncontributory for employees who were eligible to retire before 1993 and contributory for most employees who retire after 1992, except that the Corporation provides no subsidized benefits to most employees hired after 2003. These plans are not funded until the year in which payments are made for benefit claims.

The Corporation’s contributions to the plans were $66.5 million in 2005 compared with $59.4 million in 2004. The increase was due to a change in the timing of contributions to the plans to better align with the payments of benefit claims. The determination of the discount rates used to calculate the benefit obligations of the plans are discussed in the pension benefit section above. If the discount rate assumptions for these plans were reduced by 0.25 percent, our annual other postretirement benefit expense would increase by approximately $1 million and the December 31, 2005 benefit liability would increase by about $21 million.

PART II

(Continued)

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

The health care cost trend rate is based on a combination of inputs including the Corporation’s recent claims history and insights from external advisers regarding recent developments in the health care marketplace, as well as projections of future trends in the marketplace. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 9.91 percent in 2006, 8.86 percent in 2007 and to gradually decline to 5.19 percent in 2011 and thereafter. See Item 8, Note 12 to the Consolidated Financial Statements for disclosure of the effect of a one percentage point change in the health care cost trend rate.

Retained Insurable Risks

Selected insurable risks are retained, primarily those related to property damage, workers’ compensation, and product, automobile and premises liability based upon historical loss patterns and management’s judgment of cost effective risk retention. Accrued liabilities for incurred but not reported events, principally related to workers’ compensation and automobile liability, are based upon loss development factors provided to the Corporation by external insurance brokers and are not discounted.

Excess and Obsolete Inventory

All excess, obsolete, damaged or off-quality inventories including raw materials, in-process, finished goods, and spare parts are required to be adequately reserved for or to be disposed of. This process requires an ongoing tracking of the aging of inventories to be reviewed in conjunction with current marketing plans to ensure that any excess or obsolete inventories are identified on a timely basis. This process also requires judgments be made about the salability of existing stock in relation to sales projections. The evaluation of the adequacy of provision for obsolete and excess inventories is performed on at least a quarterly basis. No provisions for future obsolescence, damage or off-quality inventories are made.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the Corporation’s best estimate of the accounts receivable that will not be collected. The estimate is based on, among other things, historical collection experience, a review of the current aging status of customer receivables, and a review of specific information for those customers that are deemed to be higher risk. At the time the Corporation becomes aware of a customer whose continued operating success is questionable, collection of their receivable balance is closely monitored and the customer may be required to prepay for shipments. If a customer enters a bankruptcy action, the progress of that action is monitored to determine when and if an additional provision for non-collectibility is warranted. The adequacy of the allowance for doubtful accounts is evaluated on at least a quarterly basis. The allowance for doubtful accounts at December 31, 2005 and 2004 was $35.8 million and $42.5 million, respectively, and the write-off of uncollectible accounts was $15.0 million and $13.6 million in 2005 and 2004, respectively.

Property and Depreciation

Estimating the useful lives of property, plant and equipment requires the exercise of management judgment, and actual lives may differ from these estimates. Changes to these initial useful life estimates are made when appropriate. Property, plant and equipment are tested for impairment in accordance with SFAS No. 144,

PART II

(Continued)

Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pretax cash flows. Impairment testing requires significant management judgment including estimating the future success of product lines, future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. The determination of fair value is based on an expected present value technique in which multiple cash flow scenarios that reflect a range of possible outcomes and a risk free rate of interest are used to estimate fair value.

The estimates and assumptions used in the impairment analysis are consistent with the business plans, including the Competitive Improvement Initiatives, and estimates used to manage business operations and to make acquisition and divestiture decisions. The use of different assumptions would increase or decrease the estimated fair value of the asset and the impairment charge. Actual outcomes may differ from the estimates. For example, if the Corporation’s products fail to achieve volume and pricing estimates or if market conditions change or other significant estimates are not realized, then revenue and cost forecasts may not be achieved, and additional impairment charges may be recognized.

Goodwill and Other Intangible Assets

The carrying amount of goodwill is tested annually as of the beginning of the fourth quarter and whenever events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Impairment testing is conducted at the operating segment level of the Corporation’s businesses and is based on a discounted cash flow approach to determine the fair value of each operating segment. The determination of fair value requires significant management judgment including estimating future sales volumes, selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate. Sensitivities of these fair value estimates to changes in assumptions for sales volumes, selling prices and costs are also tested. If the carrying amount of an operating segment that contains goodwill exceeds fair value, a possible impairment would be indicated. If a possible impairment is indicated, the implied fair value of goodwill would be estimated by comparing the carrying amount of the net assets of the unit excluding goodwill to the total fair value of the unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. The Corporation’s annual goodwill impairment testing has been completed and it has been determined that none of its $2.7 billion of goodwill is impaired.

The Corporation has no intangible assets with indefinite useful lives. At December 31, 2005, the Corporation has other intangible assets with a gross carrying amount of approximately $277 million and a net carrying amount of about $164 million. These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset exceeds its fair value based on estimated future undiscounted cash flows, an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows. Judgment is used in assessing whether the carrying amount of intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.

PART II

(Continued)

Primary Beneficiary Determination of Variable Interest Entities (“VIE”)

The determination of the primary beneficiary of variable interest entities under FIN 46R requires estimating the probable future cash flows of each VIE using a computer simulation model and determining the variability of such cash flows and their present values. Estimating the probable future cash flows of each VIE requires the exercise of significant management judgment. The resulting present values are then allocated to the various participants in each VIE in accordance with their beneficial interests. The participant that is allocated the majority of the present value of the variability is the primary beneficiary and is required to consolidate the VIE under FIN 46R.

Deferred Income Taxes and Potential Assessments

As of December 31, 2005, the Corporation has recorded deferred tax assets related to income tax loss carryforwards and income tax credit carryforwards totaling $789.4 million and has established valuation allowances against these deferred tax assets of $474.0 million, thereby resulting in a net deferred tax asset of $315.4 million. As of December 31, 2004, the net deferred tax asset was $267.1 million. These income tax losses and credits are in non-U.S. taxing jurisdictions, in the U.S. for excess foreign tax credits and in certain states within the U.S. In determining the valuation allowances to establish against these deferred tax assets, the Corporation considers many factors, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Corporation concludes that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2005, United States income taxes and foreign withholding taxes have not been provided on approximately $3.7 billion of unremitted earnings of subsidiaries operating outside the U.S. in accordance with Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes, Special Areas. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination as appropriate. See Item 8, Note 15 to the Consolidated Financial Statements for disclosure of previously unremitted earnings that were repatriated in 2005 under the provisions of the American Jobs Creation Act.

The Corporation accrues liabilities in current income taxes for potential assessments which at December 31, 2005 and 2004 aggregated to $268.8 million and $356.4 million, respectively. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. The Corporation’s U.S. federal income tax returns have been audited through 2003. IRS assessments of additional taxes have been paid through 1998. Refund actions are pending with the IRS Examination Division or Appeals Office for the years 1993 through 1998. Management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on the Corporation’s business, financial condition, results of operations or liquidity.

Loss Contingencies

The outcome of loss contingencies and legal proceedings and claims brought against the Corporation are subject to uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss contingency be accrued by a charge to earnings if it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. Disclosure of the contingency is required if there is at least a

PART II

(Continued)

reasonable possibility that a loss has been incurred. Determination of whether to accrue a loss requires evaluation of the probability of an unfavorable outcome and the ability to make a reasonable estimate. Changes in these estimates could affect the timing and amount of accrual of loss contingencies.

Legal Matters

See Item 8, Note 11 to the Consolidated Financial Statements for a description of legal matters.

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

New Accounting Standard

See Item 8, Note 1 to the Consolidated Financial Statements for a description of SFAS No. 123R, Share-Based Payment.

Business Outlook

Under its Global Business Plan, the Corporation expects net sales to continue to benefit from new and improved products and strong growth in developing and emerging markets. The Corporation is also confident that it will generate additional cost savings in 2006 and beyond. And while it is anticipated that inflationary pressures will continue, the Corporation is intent on delivering sustainable growth in net income. The Corporation will also remain focused on increasing cash flow from operations and further improving return on invested capital.

Forward-Looking Statements

Certain matters discussed in this Form 10-K or related documents, a portion of which are incorporated herein by reference, concerning, among other things, the business outlook, including new product introductions, cost savings, anticipated costs and savings related to the Competitive Improvement Initiatives, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management’s expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation’s results will be as estimated.

The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside the control of the Corporation, including the prices and availability of the Corporation’s raw materials, potential competitive pressures on selling prices or advertising and promotion expenses for the Corporation’s products, energy costs, and fluctuations in foreign currency exchange rates, as well as general economic conditions in the markets in which the Corporation does business, could impact the realization of such estimates.

The factors described under Item 1A, “Risk Factors” in this Form 10-K, or in our other Securities and Exchange Commission filings, among others, could cause the Corporation’s future results to differ from those expressed in any forward-looking statements made by, or on behalf of, the Corporation. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.

PART II

(Continued)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, the Corporation is exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. All foreign currency derivative instruments are either exchange traded or are entered into with major financial institutions. The Corporation’s credit exposure under these arrangements is limited to agreements with a positive fair value at the reporting date. Credit risk with respect to the counterparties is considered minimal in view of the financial strength of the counterparties.

Presented below is a description of the Corporation’s most significant risks (foreign currency risk, interest rate risk and commodity price risk) together with a sensitivity analysis, performed annually, of each of these risks based on selected changes in market rates and prices. These analyses reflect management’s view of changes which are reasonably possible to occur over a one-year period.

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

Foreign currency contracts and transactional exposures are sensitive to changes in foreign currency exchange rates. An annual test is performed to quantify the effects that possible changes in foreign currency exchange rates would have on annual operating profit based on the foreign currency contracts and transactional exposures of the Corporation and its foreign affiliates at the current year-end. The balance sheet effect is calculated by multiplying each affiliate’s net monetary asset or liability position by a 10 percent change in the foreign currency exchange rate versus the U.S. dollar. The results of this sensitivity test are presented in the following paragraph.

As of December 31, 2005, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have resulted in a net pretax loss of approximately $63 million. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2005 rates and the assumed rates. In the view of management, the above hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position, results of operations or cash flows.

The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments (“UTA”) within stockholders’ equity. The hypothetical increase in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. The results of this sensitivity test are presented in the following paragraph.

As of December 31, 2005, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the Corporation’s foreign currency translation exposures would have reduced

PART II

(Continued)

stockholders’ equity by approximately $528 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2005 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position.

Interest Rate Risk

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2005, the debt portfolio was composed of approximately 51 percent variable-rate debt and 49 percent fixed-rate debt. The strategy employed to manage exposure to interest rate fluctuations consists primarily of a mix of fixed and floating rate debt and is designed to balance the Corporation’s cost of financing with its interest rate risk.

Two separate tests are performed to determine whether changes in interest rates would have a significant effect on the Corporation’s financial position or future results of operations. Both tests are based on consolidated debt levels at the time of the test. The first test estimates the effect of interest rate changes on fixed-rate debt. Interest rate changes would result in gains or losses in the market value of fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to fixed-rate debt outstanding at December 31, 2005, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $91 million. The second test estimates the potential effect on future pretax income that would result from increased interest rates applied to the Corporation’s current level of variable-rate debt. With respect to commercial paper and other variable-rate debt, a 10 percent increase in interest rates would not have had a material effect on the future results of operations or cash flows.

Commodity Price Risk

The Corporation is subject to commodity price risk, the most significant of which relates to the price of pulp. Selling prices of tissue products are influenced, in part, by the market price for pulp, which is determined by industry supply and demand. On a worldwide basis, the Corporation supplies approximately 10 percent of its virgin fiber needs from internal pulp manufacturing operations. As previously discussed under Item 1A, “Risk Factors,” increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.

In addition, the Corporation is subject to price risk for utilities, primarily natural gas, which are used in its manufacturing operations. Derivative instruments are used to hedge a substantial portion of this risk in accordance with the Corporation’s risk management policy.

Management does not believe that these risks are material to the Corporation’s business or its consolidated financial position, results of operations or cash flows.

PART II

(Continued)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
	2005	2004	2003
	(Millions of dollars, except per share amounts)
Net Sales	$15,902.6	$15,083.2	$14,026.3
Cost of products sold	10,827.4	10,014.7	9,231.9

Gross Profit	5,075.2	5,068.5	4,794.4
Marketing, research and general expenses	2,737.4	2,510.9	2,350.3
Other (income) expense, net	27.2	51.2	112.5

Operating Profit	2,310.6	2,506.4	2,331.6
Nonoperating expense	(179.0)	(158.4)	(105.5)
Interest income	27.5	17.9	18.0
Interest expense	(190.2)	(162.5)	(167.8)

Income Before Income Taxes, Equity Interests, Discontinued Operations and Cumulative Effect of Accounting Change	1,968.9	2,203.4	2,076.3
Provision for income taxes	(438.4)	(483.9)	(484.1)
Share of net income of equity companies	136.6	124.8	107.0
Minority owners’ share of subsidiaries’ net income	(86.5)	(73.9)	(55.6)

Income From Continuing Operations	1,580.6	1,770.4	1,643.6
Income From Discontinued Operations, Net of Income Taxes	—	29.8	50.6

Income Before Cumulative Effect of Accounting Change	1,580.6	1,800.2	1,694.2
Cumulative effect of accounting change, net of income taxes	(12.3)	—	—

Net Income	$1,568.3	$1,800.2	$1,694.2

Per Share Basis
Basic
Continuing operations	$3.33	$3.58	$3.24
Discontinued operations	—	.06	.10
Cumulative effect of accounting change	(.03)	—	—

Net income	$3.30	$3.64	$3.34

Diluted
Continuing operations	$3.31	$3.55	$3.23
Discontinued operations	—	.06	.10
Cumulative effect of accounting change	(.03)	—	—

Net income	$3.28	$3.61	$3.33

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31
	2005	2004
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$364.0	$594.0
Accounts receivable, net	2,101.9	2,038.3
Inventories	1,752.1	1,670.9
Deferred income taxes	223.4	278.2
Other current assets	341.7	380.5

Total Current Assets	4,783.1	4,961.9
Property, Plant and Equipment, net	7,494.7	7,990.5
Investments in Equity Companies	457.8	444.4
Goodwill	2,685.6	2,702.9
Other Assets	882.0	918.3

	$16,303.2	$17,018.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1,222.5	$1,214.7
Trade accounts payable	1,055.5	983.2
Other payables	298.8	265.5
Accrued expenses	1,399.6	1,431.6
Accrued income taxes	457.9	448.0
Dividends payable	208.6	194.2

Total Current Liabilities	4,642.9	4,537.2
Long-Term Debt	2,594.7	2,298.0
Noncurrent Employee Benefit and Other Obligations	1,782.6	1,621.7
Deferred Income Taxes	572.9	840.3
Minority Owners’ Interests in Subsidiaries	394.5	368.4
Preferred Securities of Subsidiary	757.4	722.9
Stockholders’ Equity
Preferred stock—no par value—authorized 20.0 million shares, none issued	—	—
Common stock—$1.25 par value—authorized 1.2 billion shares; issued 568.6 million shares at December 31, 2005 and 2004	710.8	710.8
Additional paid-in capital	324.6	348.6
Common stock held in treasury, at cost—107.1 million and 85.7 million shares at December 31, 2005 and 2004	(6,376.1)	(5,047.5)
Accumulated other comprehensive income (loss)	(1,669.4)	(1,226.0)
Retained earnings	12,581.4	11,865.9
Unearned compensation on restricted stock	(13.1)	(22.3)

Total Stockholders’ Equity	5,558.2	6,629.5

	$16,303.2	$17,018.0

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Unearned Compensation on Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Amount		Shares	Amount
	(Dollars in millions, shares in thousands)
Balance at December 31, 2002	568,597	$710.8	$419.0	57,842	$(3,350.6)	$(25.2)	$10,054.0	$(2,157.7)
Net income	—	—	—	—	—	—	1,694.2	—	$1,694.2
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	742.8	742.8
Minimum pension liability	—	—	—	—	—	—	—	(146.2)	(146.2)
Other	—	—	—	—	—	—	—	(4.3)	(4.3)

Total comprehensive income									$2,286.5

Options exercised and other awards	—	—	(18.0)	(988)	49.0	—	—	—
Option and restricted share income tax benefits	—	—	7.4	—	—	—	—	—
Shares repurchased	—	—	—	10,569	(537.1)	—	—	—
Net issuance of restricted stock, less amortization	—	—	(1.5)	(415)	20.6	(1.9)	—	—
Dividends declared	—	—	—	—	—	—	(689.0)	—

Balance at December 31, 2003	568,597	710.8	406.9	67,008	(3,818.1)	(27.1)	11,059.2	(1,565.4)
Net income	—	—	—	—	—	—	1,800.2	—	$1,800.2
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	415.8	415.8
Minimum pension liability	—	—	—	—	—	—	—	(47.8)	(47.8)
Other	—	—	—	—	—	—	—	(4.2)	(4.2)

Total comprehensive income									$2,164.0

Options exercised and other awards	—	—	(88.9)	(6,239)	378.9	—	—	—
Option and restricted share income tax benefits	—	—	30.9	—	—	—	—	—
Shares repurchased	—	—	—	25,061	(1,617.3)	—	—	—
Net issuance of restricted stock, less amortization	—	—	(.3)	(136)	9.0	4.8	—	—
Dividends declared	—	—	—	—	—	—	(791.0)	—
Spin-off of Neenah Paper, Inc.	—	—	—	—	—	—	(202.5)	(24.4)

Balance at December 31, 2004	568,597	710.8	348.6	85,694	(5,047.5)	(22.3)	11,865.9	(1,226.0)
Net income	—	—	—	—	—	—	1,568.3	—	$1,568.3
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	(412.6)	(412.6)
Minimum pension liability	—	—	—	—	—	—	—	(58.6)	(58.6)
Other	—	—	—	—	—	—	—	27.8	27.8

Total comprehensive income									$1,124.9

Options exercised and other awards	—	—	(39.2)	(3,040)	181.9	—	—	—
Option and restricted share income tax benefits	—	—	15.1	—	—	—	—	—
Shares repurchased	—	—	—	24,463	(1,511.2)	—	—	—
Net issuance of restricted stock, less amortization	—	—	.1	(9)	.7	9.2	—	—
Dividends declared	—	—	—	—	—	—	(852.8)	—

Balance at December 31, 2005	568,597	$710.8	$324.6	107,108	$(6,376.1)	$(13.1)	$12,581.4	$(1,669.4)

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
	2005	2004	2003
	(Millions of dollars)
Continuing Operations:
Operating Activities
Income from continuing operations	$1,580.6	$1,770.4	$1,643.6
Depreciation and amortization	844.5	800.3	745.3
Asset impairments	80.1	—	—
Deferred income taxes	(142.7)	(19.4)	(50.8)
Net losses on asset dispositions	45.8	45.5	35.0
Equity companies’ earnings in excess of dividends paid	(23.8)	(30.1)	(9.6)
Minority owners’ share of subsidiaries’ net income	86.5	73.9	55.6
(Increase) decrease in operating working capital	(156.0)	103.6	111.8
Postretirement benefits	40.9	(54.4)	(59.9)
Other	(44.1)	36.4	81.2

Cash Provided by Operations	2,311.8	2,726.2	2,552.2

Investing Activities
Capital spending	(709.6)	(535.0)	(872.9)
Acquisitions of businesses, net of cash acquired	(17.4)	—	(258.5)
Investments in marketable securities	(2.0)	(11.5)	(10.8)
Proceeds from sales of investments	27.3	38.0	29.4
Net decrease (increase) in time deposits	75.5	(22.9)	(149.0)
Proceeds from dispositions of property	46.8	30.7	7.6
Other	(16.8)	5.3	(5.9)

Cash Used for Investing	(596.2)	(495.4)	(1,260.1)

Financing Activities
Cash dividends paid	(838.4)	(767.9)	(671.9)
Net increase (decrease) in short-term debt	524.3	(54.7)	(424.2)
Proceeds from issuance of long-term debt	397.7	38.7	540.8
Repayments of long-term debt	(599.7)	(199.0)	(481.6)
Proceeds from preferred securities of subsidiary	—	125.0	—
Proceeds from exercise of stock options	142.7	290.0	31.0
Acquisitions of common stock for the treasury	(1,519.5)	(1,598.0)	(546.7)
Other	(36.8)	(9.0)	(18.3)

Cash Used for Financing	(1,929.7)	(2,174.9)	(1,570.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15.9)	4.1	18.6

Cash (Used for) Provided by Continuing Operations	(230.0)	60.0	(260.2)

Discontinued Operations:
Cash provided by discontinued operations	—	30.0	56.3
Cash payment from Neenah Paper, Inc.	—	213.4	—

Cash Provided by Discontinued Operations	—	243.4	56.3

(Decrease) Increase in Cash and Cash Equivalents	(230.0)	303.4	(203.9)
Cash and Cash Equivalents, beginning of year	594.0	290.6	494.5

Cash and Cash Equivalents, end of year	$364.0	$594.0	$290.6

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

On November 30, 2004, the Corporation completed the spin-off of Neenah Paper, Inc. (“Neenah Paper”), a wholly-owned subsidiary that owned the Corporation’s Canadian pulp business and its U.S. fine paper and technical paper businesses (the “Spin-off”). The Spin-off was accomplished by a distribution of all of the shares of Neenah Paper’s common stock to the Corporation’s stockholders, and no gain or loss was recorded by the Corporation. Holders of common stock received a dividend of one share of Neenah Paper for every 33 shares of stock held. Based on a private letter ruling received from the Internal Revenue Service, receipt of the Neenah Paper shares in the distribution was tax-free for U.S. federal income tax purposes. As a result of the Spin-off, the Corporation’s 2004 and 2003 Consolidated Income Statements and Cash Flow Statements and related disclosures present the fine paper and technical paper businesses as discontinued operations, which is discussed in Note 2. The 2003 Consolidated Statements of Stockholders’ Equity and Comprehensive Income and related disclosures are presented on their historic basis, and unless otherwise noted, the information contained in the notes to the consolidated financial statements relates to the Corporation’s continuing operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, consumer and trade promotion and rebate accruals, pension benefits, other post-employment benefits, retained insurable risks, excess and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets and for determination of the primary beneficiary of variable interest entities, deferred tax assets and potential income tax assessments, and loss contingencies.

Cash Equivalents

Cash equivalents are short-term investments with an original maturity date of three months or less.

Inventories and Distribution Costs

For financial reporting purposes, most U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method or market. The balance of the U.S. inventories and inventories of consolidated operations outside the U.S. are valued at the lower of cost, using either the First-In, First-Out (FIFO) or weighted-average cost methods, or market. Distribution costs are classified as Cost of Products Sold.

Effective January 1, 2005, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. Adoption of SFAS 151 did not have a material effect on the Corporation’s financial position, results of operations or cash flows.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-Sale Securities

Available-for-sale securities, consisting of debt securities issued by non-U.S. governments and unaffiliated corporations, are carried at market value. Securities with maturity dates of one year or less are included in other current assets and were $12.8 million and $6.6 million at December 31, 2005 and 2004, respectively. Securities with maturity dates greater than one year are included in other assets and were $2.0 million and $13.0 million at December 31, 2005 and 2004, respectively. The securities are held by the Corporation’s consolidated foreign financing subsidiary described in Note 6. Unrealized holding gains or losses on these securities are recorded in other comprehensive income until realized. No significant gains or losses were recognized in income for any of the three years ended December 31, 2005.

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

Estimated useful lives are periodically reviewed and, when warranted, changes are made to them. Long-lived assets, including computer software, are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use and eventual disposition of an asset group, which are identifiable and largely independent of other assets groups, are less than the carrying amount of the asset group. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is measured using discounted cash flows or independent appraisals, as appropriate. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet and any gain or loss on the transaction is included in income.

The cost of major maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is charged to operations as incurred. Start-up costs for new or expanded facilities are expensed as incurred.

Conditional Asset Retirement Obligations

In accordance with the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 (“FIN 47”), the Corporation recorded a pretax asset retirement liability of $23.6 million at December 31, 2005. This liability represents the estimated costs to settle obligations in connection with the retirement of long-lived assets. FIN 47 requires the recording of an asset retirement obligation when the fair value of such a liability can be reasonably estimated, even though uncertainty exists as to the timing and/or the method of settlement. The Corporation has no plans in the foreseeable future to retire any of the major facilities for which it estimated an asset retirement obligation.

The cumulative effect on income, net of related income tax effects, of recording the asset retirement obligation was $12.3 million, or $.03 per share. Had FIN 47 been adopted as of the beginning of the earliest year

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presented in the consolidated financial statements, the estimated asset retirement obligation would have been approximately $22.4 million and $21.3 million at the end of 2004 and 2003, respectively.

The tables below present the pro forma impact as if FIN 47 had been adopted prior to 2003.

	Year Ended December 31
	2005	2004	2003
	(Millions of dollars)
Net income, as reported	$1,568.3	$1,800.2	$1,694.2
Add: FIN 47 cumulative effect, net of income taxes	12.3	—	—
Less: FIN 47 related depreciation and accretion expense, net of income taxes	(1.2)	(1.1)	(1.1)

Pro forma net income	$1,579.4	$1,799.1	$1,693.1

	Year Ended December 31
	2005	2004	2003
Earnings per share
Basic—as reported	$3.30	$3.64	$3.34

Basic—pro forma	$3.33	$3.63	$3.34

Diluted—as reported	$3.28	$3.61	$3.33

Diluted—pro forma	$3.31	$3.60	$3.33

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

Investments in Equity Companies

Investments in companies over which the Corporation has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined to be other than temporary. In judging “other than temporary,” the Corporation would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity company, the near-term and longer-term operating and financial prospects of the equity company, and its longer-term intent of retaining the investment in the equity company.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income statements and balance sheets of operations in hyperinflationary economies are translated into U.S. dollars using both current and historical rates of exchange. The effect of exchange rates on monetary assets and liabilities is reflected in income. Operations in Turkey (prior to 2005) are deemed to be hyperinflationary.

Derivative Instruments and Hedging

All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in income or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in current income in the period that changes in fair value occur. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. The gain or loss on derivatives designated as hedges of investments in foreign subsidiaries is recognized in other comprehensive income to offset the change in value of the net investments being hedged. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income in the period that changes in fair value occur.

Stock-Based Employee Compensation

The Corporation’s stock-based employee compensation plans are described in Note 13. The Corporation continues to account for stock options using the intrinsic-value method permitted by APB Opinion No. 25, Accounting for Stock Issued to Employees. No employee compensation for stock options has been charged to earnings because the exercise prices of all stock options granted under this plan have been equal to the market value of the Corporation’s common stock at the date of grant.

Restricted share awards, including restricted shares and restricted share units, are measured at the fair value of the Corporation’s common stock on the date of the award, and are initially recorded in Stockholders’ Equity as unearned compensation. Unearned compensation is amortized to compensation expense over the requisite service period on the straight-line method. Employer payroll taxes are recorded as expense when they become due at the time the awards vest. Unvested shares are subject to forfeiture and restrictions on sale or transfer generally for three to five years from the grant date.

The following presents information about net income and earnings per share (“EPS”) as if the Corporation had applied the fair value expense recognition requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to all employee stock options granted under the plan.

	Year Ended December 31
	2005	2004	2003
	(Millions of dollars)
Net income, as reported	$1,568.3	$1,800.2	$1,694.2
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	20.7	12.3	11.6
Less: Stock-based employee compensation determined under the fair value requirements of SFAS 123, net of income taxes	(57.1)	(50.9)	(67.2)

Pro forma net income	$1,531.9	$1,761.6	$1,638.6

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31
	2005	2004	2003
Earnings per share
Basic—as reported	$3.30	$3.64	$3.34

Basic—pro forma	$3.23	$3.56	$3.23

Diluted—as reported	$3.28	$3.61	$3.33

Diluted—pro forma	$3.21	$3.53	$3.22

Pursuant to the requirements of SFAS 123, the weighted-average fair value of the individual employee stock options granted during 2005, 2004 and 2003 have been estimated as $11.94, $15.49 and $9.09, respectively, on the date of grant. The fair values were determined using a Black-Scholes-Merton option-pricing model using the following assumptions:

	2005	2004	2003
Dividend yield	2.92%	2.49%	3.05%
Volatility	21.80%	26.45%	26.49%
Risk-free interest rate	3.97%	3.83%	2.83%
Expected life—years	5.9	5.9	5.8

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123. SFAS 123R also supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R eliminates the alternative to account for employee stock options under APB 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the vesting period.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting.

SFAS 123R provides for adoption using either the modified prospective or modified retrospective transition method. The Corporation will adopt SFAS 123R on January 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all share-based payments granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. The Corporation will continue to use the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards.

Adoption of SFAS 123R’s fair value method will have an effect on results of operations, although it will not have a material impact on the Corporation’s overall financial position. The future impact of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income and earnings per share disclosures as shown above.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption. While those amounts

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cannot be estimated for future periods (because they depend on, among other things, when employees will exercise the stock options and the market price of the Corporation’s common stock at the time of exercise), the amount of operating cash flows generated in prior periods for such excess tax deductions was $15.1 million, $30.9 million and $7.4 million in 2005, 2004 and 2003, respectively.

Note 2.     Discontinued Operations

In connection with the Spin-off discussed in Note 1, the Corporation received a $213.4 million cash payment from Neenah Paper. The 2004 and 2003 Consolidated Income Statements, Cash Flow Statements and related disclosures present the results of Neenah Paper’s fine paper and technical paper businesses, which were previously included in the Business-to-Business segment, as discontinued operations. Prior to the Spin-off, the Corporation internally consumed approximately 90 percent of the pulp produced by the Canadian pulp business. In connection with the Spin-off, the Corporation entered into a long-term pulp supply agreement with Neenah Paper (as discussed in Note 10), whereby the Corporation will continue to consume a substantial portion of the pulp produced by Neenah Paper. Because the Corporation will continue to incur pulp costs in its continuing operations, the results of Neenah Paper’s Canadian pulp business were not included in discontinued operations.

Summarized financial information for discontinued operations is presented below:

	2004(a)	2003
	(Millions of dollars)
Net sales	$317.7	$321.7
Income before income taxes	59.2	80.7
Provision for income taxes	(29.4)	(30.1)
Income from discontinued operations	29.8	50.6

(a)	Includes operations through November 30, 2004; also included are transaction costs related to the Spin-off.

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

The Competitive Improvement Initiatives commenced in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008. Based on current estimates, the strategic cost reductions are expected to result in cumulative charges of approximately $900 million to $1.1 billion before tax ($625 - $775 million after tax) over that three and one-half year period.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees. As of December 31, 2005, a net workforce reduction of more than 400 had occurred. Approximately 20 manufacturing facilities, or 17 percent of the Corporation’s worldwide total, are expected to be sold or closed and an additional 4 facilities are expected to be streamlined. As of December 31, 2005, charges have been recorded related to the initiatives for 14 facilities.

In connection with the Competitive Improvement Initiatives approved by the Corporation, charges totaling $228.6 million were incurred during 2005; $167.6 million after tax for the strategic cost reductions.

Of the $228.6 million of charges, $179.7 million were noncash charges comprised of the following:

(Millions of dollars)
Incremental depreciation and amortization	$80.1
Asset impairments	67.2
Asset write-offs	32.4

Noncash charges recorded during 2005	$179.7

The following summarizes the cash charges recorded and reconciles such charges to accrued expenses at December 31, 2005.

(Millions of dollars)
Charges for workforce reductions	$35.6
Other cash charges	11.0
Cash payments	(17.7)
Currency	(.7)

Accrued expenses	$28.2

The Corporation also recorded pension curtailments and special pension benefits aggregating $2.3 million.

Termination benefits related to workforce reductions were accrued in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits, as appropriate. Retention bonuses related to workforce reductions were accrued in accordance with SFAS 146. The majority of the termination benefits and retention bonuses will be paid within 12 months of accrual. The termination benefits were provided under: a special-benefit arrangement for affected employees in the U.S.; standard benefit practices in the U.K.; applicable union agreements; or local statutory requirements, as appropriate. Incremental depreciation and

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization expenses were based on changes in useful lives and estimated residual values of assets that are continuing to be used, but will be removed from service before the end of their originally assumed service period. Asset impairment charges have been recorded in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to reduce the carrying amount of long-lived assets that will be sold or disposed of to their estimated fair values. The fair values of impaired assets were estimated by independent appraisers. Charges for asset write-offs reduce the carrying amount of long-lived assets to their estimated salvage value in connection with the decision to dispose of such assets.

The strategic cost reductions included in the Competitive Improvement Initiatives are corporate decisions and are not included in the business segments’ operating profit performance. Certain actions yet to be announced for the strategic cost reductions are still being evaluated. Accordingly, it is difficult at this time to estimate the total costs to be incurred by business segment over the life of the initiatives. The 2005 charges have been recorded in Cost of Products Sold ($201.6 million) and Marketing, Research and General Expenses ($27.0 million). See Note 17 for additional information on the strategic cost reductions by business segment.

Note 4.    Acquisitions and Intangible Assets

Acquisitions

During the fourth quarter of 2005, the Corporation acquired Microcuff GmbH, a privately held medical device and technology company in Germany, for approximately $16 million. This acquisition will further enhance the Corporation’s Health Care business’ position as a leading global provider of innovative and technologically advanced medical devices.

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

Goodwill

The changes in the carrying amount of goodwill by business segment are as follows:

	Personal Care	Consumer Tissue	Business- to-Business	Total
	(Millions of dollars)
Balance at January 1, 2004	$514.8	$594.1	$1,540.2	$2,649.1
Currency and other	28.3	16.4	9.1	53.8

Balance at December 31, 2004	543.1	610.5	1,549.3	2,702.9
Acquisitions	—	—	3.9	3.9
Currency and other	(13.3)	(5.0)	(2.9)	(21.2)

Balance at December 31, 2005	$529.8	$605.5	$1,550.3	$2,685.6

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

Intangible assets subject to amortization are included in Other Assets and consist of the following at December 31:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions of dollars)
Trademarks	$204.1	$77.1	$213.5	$60.7
Patents	50.5	28.0	40.8	24.6
Other	22.2	8.2	21.5	6.0

Total	$276.8	$113.3	$275.8	$91.3

Amortization expense for intangible assets was approximately $26 million in 2005, $14 million in 2004 and $13 million in 2003. Amortization expense is estimated to be approximately $39 million in 2006, $12 million in 2007, $9 million in 2008, $8 million in 2009 and $7 million in 2010.

Note 5.     Debt

Long-term debt is comprised of the following:

	Weighted- Average Interest Rate		December 31
		Maturities	2005	2004
			(Millions of dollars)
Notes and debentures	5.78%	2007 – 2038	$2,149.5	$2,309.8
Industrial development revenue bonds	3.74%	2006 – 2037	299.8	300.7
Bank loans and other financings in various currencies	8.97%	2006 – 2031	212.6	272.9

Total long-term debt			2,661.9	2,883.4
Less current portion			67.2	585.4

Long-term portion			$2,594.7	$2,298.0

Fair value of total long-term debt, based on quoted market prices for the same or similar debt issues, was approximately $2.8 billion and $3.0 billion at December 31, 2005 and 2004, respectively. Scheduled maturities of long-term debt for the next five years are $67.2 million in 2006, $337.5 million in 2007, $49.1 million in 2008, $8.0 million in 2009 and $33.1 million in 2010.

During the third quarter of 2005, the Corporation issued $300 million of 4.875% Notes due August 15, 2015. Proceeds from the sale of the notes were used for general corporate purposes and for the reduction of existing indebtedness, including portions of the Corporation’s outstanding commercial paper program.

At December 31, 2005, the Corporation had fixed-to-floating interest rate swap agreements related to a $500 million 5.0% Note that matures on August 15, 2013.

At December 31, 2005, the Corporation had $1.5 billion of revolving credit facilities. These facilities, unused at December 31, 2005, permit borrowing at competitive interest rates and are available for general corporate purposes, including backup for commercial paper borrowings. The Corporation pays commitment fees on the unused portion but may cancel the facilities without penalty at any time prior to their expiration. These facilities expire in June 2010.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt payable within one year is as follows:

	December 31
	2005	2004
	(Millions of dollars)
Commercial paper	$726.5	$526.3
Current portion of long-term debt	67.2	585.4
Other short-term debt	428.8	103.0

Total	$1,222.5	$1,214.7

At December 31, 2005 and 2004, the weighted-average interest rate for commercial paper was 4.2 percent and 2.3 percent, respectively.

During the fourth quarter of 2005, a three-year bank credit facility was established for the purpose of funding American Jobs Creation Act dividends. The Corporation has the option to repay the facility in any month until the facility expires in October 2008. Currently, the Corporation plans to repay this obligation by the end of 2006; therefore, it has been classified as short-term debt. The facility is denominated in Australian dollars and euros, and interest charges are based on the prevailing local short-term interest rates plus 12.5 basis points. As of December 31, 2005, approximately $308 million was outstanding. No additional draws against the facility are permitted.

Note 6.    Preferred Securities of Subsidiary

In February 2001, the Corporation formed a Luxembourg-based financing subsidiary. The subsidiary issued 1 million shares of voting-preferred securities (the “Securities”) with an aggregate par value of $520 million to a nonaffiliated beneficial interest holder for cash proceeds of $516.5 million. The Securities are entitled to a 98 percent vote and pay no dividend but accrue a fixed annual rate of return of 4.56 percent. Prior to September 2003, the Securities accrued a variable rate of return. The Securities are in substance perpetual and are callable by the subsidiary at par value plus any accrued but unpaid return on the Securities in November 2008 and each 20-year anniversary thereafter. The subsidiary also issued voting-preferred and common securities to the Corporation for total cash proceeds of $500 million. These securities are entitled to a combined two percent vote and the common securities are entitled to all of the residual equity after satisfaction of the preferred interests. Approximately 97 percent of the above cash proceeds were loaned to the Corporation. These long-term loans bear fixed annual interest rates. The remaining funds are invested in other financial assets. Prior to September 2003, the loans accrued interest at a variable rate. The Corporation is the primary beneficiary of the subsidiary and, accordingly, consolidates the subsidiary in the accompanying financial statements. The preferred and common securities of the subsidiary held by the Corporation and the intercompany loans have been eliminated in the consolidated financial statements. The return on the Securities is included in Minority Owners’ Share of Subsidiaries’ Net Income in the Corporation’s consolidated income statement. The Securities are shown as Preferred Securities of Subsidiary on the consolidated balance sheet.

In June 2004, the nonaffiliated beneficial interest holder invested an additional $125 million, thereby increasing the aggregate par value of the Securities that it held. In conjunction with this transaction, the fixed annual rate of return on the Securities was increased from 4.47 to 4.56 percent. The subsidiary loaned these funds to the Corporation, which used them to reduce its outstanding commercial paper.

The nonaffiliated beneficial interest holder does not have recourse to the general credit of the Corporation.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.     Stockholders’ Equity

Other Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are as follows:

	Year Ended December 31
	2005			2004				2003
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Spin- Off	Net Amount	Pretax Amount	Tax Effect	Net Amount
	(Millions of dollars)
Unrealized translation	$(412.6)	$—	$(412.6)	$415.8	$—	$(60.1)	$355.7	$742.8	$—	$742.8
Minimum pension liability	(97.7)	39.1	(58.6)	(75.6)	27.8	36.3	(11.5)	(231.8)	85.6	(146.2)
Deferred gains (losses) on cash flow hedges	40.7	(13.0)	27.7	(5.8)	1.8	(.6)	(4.6)	(5.5)	1.3	(4.2)
Unrealized holding gains (losses) on securities	.1	—	.1	(.2)	—	—	(.2)	(.1)	—	(.1)

Other comprehensive income (loss)	$(469.5)	$26.1	$(443.4)	$334.2	$29.6	$(24.4)	$339.4	$505.4	$86.9	$592.3

Accumulated balances of other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31
	2005	2004
	(Millions of dollars)
Unrealized translation	$(797.9)	$(385.3)
Minimum pension liability	(888.2)	(829.6)
Deferred gains (losses) on cash flow hedges	16.8	(10.9)
Unrealized holding losses on securities	(.1)	(.2)

Accumulated other comprehensive income (loss)	$(1,669.4)	$(1,226.0)

Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are accumulated in a separate section of stockholders’ equity. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in stockholders’ equity rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from stockholders’ equity and reported as part of the gain or loss on the sale or liquidation. The increase in unrealized translation is primarily due to the strengthening of the U.S. dollar versus the euro, British pound, Swiss franc and Australian dollar.

Also included are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

At December 31, 2005, unremitted net income of equity companies included in consolidated retained earnings was about $834 million.

Note 8.     Risk Management

As a multinational enterprise, the Corporation is exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. The Corporation employs a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments. These derivative instruments, including some that are not designated as either fair value or cash flow hedges, are used only for risk management purposes and not for speculation or trading. Foreign currency derivative instruments are either exchange traded or are entered into with major financial institutions. The Corporation’s credit exposure under these arrangements is limited to those agreements with a positive fair value at the reporting date. Credit risk with respect to the counterparties is considered minimal in view of the financial strength of the counterparties.

One of the Corporation’s equity affiliates has entered into derivatives with notional amounts that exceed the amount of the risk being hedged. Changes in the fair value of these derivatives that exceed the risk being hedged are recorded in that affiliate’s income.

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

Foreign Currency Translation Risk

Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. Translation exposure, which results from possible changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. In 2005, in connection with its plan to repatriate unremitted foreign earnings under the American Jobs Creation Act, the Corporation hedged a portion of its investments in certain subsidiaries. There are no hedges in place at December 31, 2005. The risk to any particular entity’s net assets is minimized to the extent that the entity is financed with local currency borrowing.

Interest Rate Risk

Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments and interest rate swaps. The objective is to maintain a cost-effective mix that management deems appropriate. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations in the near future or in the strategies it employs to manage them.

Commodity Price Risk

The Corporation is subject to commodity price risk, the most significant of which relates to the price of pulp, polypropylene and natural gas.

Selling prices of tissue products are influenced, in part, by the market price for pulp, which is determined by industry supply and demand. On a worldwide basis, the Corporation supplies approximately 10 percent of its virgin fiber needs from internal pulp manufacturing operations. Increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage the pulp price risk.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Polypropylene is subject to price fluctuations based on changes in petroleum prices, availability and other factors. A number of the Corporation’s products, such as diapers, training and youth pants, and incontinence care products contain certain polypropylene materials. The Corporation purchases these materials from a number of suppliers. Significant increases in prices for these materials could adversely affect the Corporation’s earnings if selling prices for its finished products are not adjusted or if adjustments significantly trail the increases in prices for these materials. Derivative instruments have not been used to manage these risks.

The Corporation uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months. These readily marketable swap contracts are recorded in the Corporation’s balance sheet at fair value. On the date the derivative contract is entered into, the Corporation formally documents and designates the swap contract as a cash-flow hedge, including how the effectiveness of the hedge will be measured. This process links the swap contract to specific forecasted transactions. Since these swap contracts were highly effective, changes in their fair values were recorded in other comprehensive income, net of related income taxes, and recognized in income at the time the cost of the natural gas was recognized in income.

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Fair Value Hedges

The Corporation’s fair value hedges offset the effect of the hedged items in 2005, 2004 and 2003, resulting in no effect on income. In addition, during these years, all designated derivatives for firm commitments continued to qualify for fair value hedge accounting.

Cash Flow Hedges

The effective portion of the gain or loss on the derivative instruments designated as cash flow hedges is initially recorded in other comprehensive income and is subsequently recognized in income when the hedged exposure affects income. The Corporation’s cash flow hedges resulted in no significant ineffectiveness in 2005, 2004 and 2003 and consequently resulted in no significant effect on income. During the same period in which the hedged forecasted transactions affected earnings, the Corporation reclassified $11.2 million of after-tax gains, and $9.0 million and $9.9 million of after-tax losses, respectively, from accumulated other comprehensive income to earnings. At December 31, 2005, the Corporation expects to reclassify $5.7 million of after-tax gains from accumulated other comprehensive income primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow derivatives in place at December 31, 2005 is August 2017.

Net Investment Hedges

Beginning in the second quarter of 2005, the Corporation hedged a portion of its investment positions in certain foreign subsidiaries by entering into foreign currency forward contracts that were designated as hedges of the related net investments. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the derivative instruments are recognized in other comprehensive income to offset the change in value of the net investment being hedged.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.     Variable Interest Entities

The Corporation has variable interests in the following financing and real estate entities and synthetic fuel partnerships described in Note 14.

Financing Entities

The Corporation holds a significant variable interest in two financing entities that were used to monetize long-term notes received from the sale of certain nonstrategic timberlands and related assets, which were sold in 1999 and 1989 to nonaffiliated buyers. These transactions qualified for the installment method of accounting for income tax purposes and met the criteria for immediate profit recognition for financial reporting purposes contained in SFAS No. 66, Accounting for Sales of Real Estate. These sales involved notes receivable with an aggregate face value of $617 million and a fair value of approximately $593 million at the date of sale. The notes receivable are backed by irrevocable standby letters of credit issued by money center banks, which aggregated $617 million at December 31, 2005.

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

See Note 6 for a description of the Corporation’s Luxembourg-based financing subsidiary, which is consolidated because the Corporation is the primary beneficiary of the entity.

Real Estate Entities

Effective March 31, 2004, the Corporation adopted FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities—an Interpretation of ARB 51 (“FIN 46R”), for its real estate entities described below. In 1994, the Corporation began participating in the U.S. affordable and historic renovation real estate markets. Investments in these markets are encouraged by laws enacted by the United States Congress and related federal income tax rules and regulations. Accordingly, these investments generate income tax credits and tax losses that are used to reduce the Corporation’s income tax liabilities. The Corporation had invested in these

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

markets through (i) partnership arrangements in which it is a limited partner, (ii) limited liability companies (“LLCs”) in which it is a nonmanaging member and (iii) investments in various funds in which the Corporation is one of many noncontrolling investors. These entities borrow money from third parties generally on a nonrecourse basis and invest in and own various real estate projects.

Adoption of FIN 46R required the Corporation to consolidate ten apartment projects and two hotels because it was the primary beneficiary of each of these real estate ventures. Subsequently, three of the apartments and the two hotels became wholly-owned by the Corporation. For the entities that remain consolidated under FIN 46R, the carrying amount of the assets that serve as collateral is $47.0 million for obligations of these ventures of $42.7 million at December 31, 2005. The assets are classified as property, plant and equipment on the consolidated balance sheet. Except for the Corporation’s guarantee of $14.6 million of the obligations of these ventures, neither the creditors nor the other beneficial interest holders of these consolidated ventures have recourse to the general credit of the Corporation.

The Corporation accounts for its interests in real estate entities that are not consolidated by the equity method of accounting or by the effective yield method, as appropriate, and has accounted for the related income tax credits and other tax benefits as a reduction in its income tax provision. As of December 31, 2005, the Corporation had a net equity of $20.9 million in its nonconsolidated real estate entities. The Corporation has earned income tax credits totaling approximately $84.1 million, $71.8 million and $59.3 million in 2005, 2004 and 2003, respectively. As of December 31, 2005, total permanent financing debt for the nonconsolidated entities was $255.8 million. A total of $19.7 million of the permanent financing debt is guaranteed by the Corporation and the remainder of this debt is not supported or guaranteed by the Corporation. Except for the guaranteed portion, permanent financing debt is secured solely by the properties and is nonrecourse to the Corporation. From time to time, temporary interim financing is guaranteed by the Corporation. In general, the Corporation’s interim financing guarantees are eliminated at the time permanent financing is obtained. At December 31, 2005, $34.3 million of temporary interim financing associated with these nonconsolidated real estate entities was guaranteed by the Corporation.

If the Corporation’s investments in its nonconsolidated real estate entities were to be disposed of at their carrying amounts, a portion of the tax credits may be recaptured and may result in a charge to earnings. As of December 31, 2005, this recapture risk is estimated to be $34.5 million. The Corporation has no current intention of disposing of these investments during the recapture period, nor does it anticipate the need to do so in the foreseeable future in order to satisfy any anticipated liquidity need. Accordingly, the recapture risk is considered to be remote.

At December 31, 2005, the Corporation’s maximum loss exposure for its nonconsolidated real estate entities is estimated to be $109.4 million and was comprised of its net equity in these entities of $20.9 million, its permanent financing guarantees of $19.7 million, its interim financing guarantees of $34.3 million and the income tax credit recapture risk of $34.5 million.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Leases and Commitments

Leases

The Corporation has entered into operating leases for certain warehouse facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2005, are as follows:

Amount
(Millions of dollars)
Year Ending December 31:
2006	$85.7
2007	47.4
2008	34.1
2009	26.4
2010	17.1
Thereafter	47.0

Future minimum obligations	$257.7

Certain operating leases contain residual value guarantees, which provide that if the Corporation does not purchase the leased property from the lessor at the end of the lease term, the Corporation is liable to the lessor for the shortfall, if any, between the proceeds from the sale of the property and an agreed value. At December 31, 2005, the maximum amount of the residual value guarantee was approximately $20 million. Management expects the proceeds from the sale of the properties under the operating leases will exceed the agreed values.

Operating lease obligations have been reduced by approximately $2 million for rental income from noncancelable sublease agreements.

Consolidated rental expense under operating leases was $199.0 million, $195.9 million and $186.7 million in 2005, 2004 and 2003, respectively.

Purchase Commitments

In conjunction with the Spin-off, the Corporation entered into a long-term pulp supply agreement with Neenah Paper. Under the agreement, the Corporation has agreed to purchase annually declining specified minimum tonnages of pulp. In January 2006, the pulp supply agreement was modified to reduce the Corporation’s 2006 purchase obligation by approximately 11 percent. Minimum commitments under the agreement are estimated to be approximately $235 million in 2006, $233 million in 2007, $200 million in 2008, $157 million in 2009 and $105 million in 2010. The latter two years reflect the phase-down period described in the following paragraph. These commitments represented 16 percent, 16 percent, 13 percent, 10 percent and 7 percent, respectively, of the Corporation’s total estimated requirements for virgin pulp. The Corporation purchased approximately $272 million under that agreement in 2005.

Under the agreement, the prices for pulp will be based on published industry index prices, subject to certain minimum and maximum prices, less agreed-upon discounts. The commitments are structured as supply-or-pay and take-or-pay arrangements. Accordingly, if the Corporation does not purchase the specified minimums, it must pay for the shortfall based on the difference between the contract price and any lower price Neenah Paper obtains for the pulp, plus ten percent of the difference. If Neenah Paper does not supply the specified minimums, it must pay for the shortfall based on the difference between the contract price and any higher price that the Corporation pays to purchase the pulp, plus ten percent of that difference. Either party can elect a two-year

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

phase-down period for the agreement, to begin no earlier than January 1, 2009 under which the minimum commitments would be approximately $157 million in the first year and $105 million in the second year. Either party may terminate the pulp supply agreement for certain events specified in the agreement.

The Corporation has entered into other long-term contracts for the purchase of raw materials, principally pulp, and utilities, principally electricity. The minimum purchase commitments extend beyond 2009. Commitments under these contracts are approximately $181 million in 2006, $118 million in 2007, $73 million in 2008, $69 million in 2009 and $53 million in 2010. Total commitments beyond the year 2010 are $332 million.

Although the Corporation is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes the Corporation’s exposure to losses, if any, under these arrangements is not material.

Note 11.    Contingencies and Legal Matters

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

As of December 31, 2005, the Corporation, along with many other nonaffiliated companies, was a party to lawsuits with allegations of personal injury resulting from asbestos exposure on the defendants’ premises and allegations that the defendants manufactured, sold, distributed or installed products which cause asbestos-related lung disease. These general allegations are often made against the Corporation without any apparent evidence or identification of a specific product or premises of the Corporation. The Corporation has denied the allegations and raised numerous defenses in all of these asbestos cases. All asbestos claims have been tendered to the Corporation’s insurance carriers for defense and indemnity. The financial statements reflect appropriate accruals for the Corporation’s portion of the costs estimated to be incurred in connection with resolving these claims.

The Corporation, through a wholly-owned subsidiary, KCC Comercial Ltda. (“KCC Comercial”), owns a 70 percent interest in a Brazil corporation, Kimberly-Clark Kenko Industria e Comercio Ltda. (“K-C Kenko”). The owner of the remaining 30 percent of K-C Kenko filed an action, for the benefit of K-C Kenko, in the Arbitration Center of the Brazil-Canada Chamber of Commerce in Brazil alleging, among other things, that KCC Comercial negligently managed K-C Kenko. KCC Comercial has denied the claims, raised numerous defenses and has asserted counterclaims. In management’s opinion, this matter is not expected to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

Contingency

One of the Corporation’s North American tissue mills has an agreement to provide its local utility company a specified amount of electric power for each of the next 12 years. In the event that the mill was shut down, the Corporation would be required to continue to operate the power generation facility on behalf of its owner, the local utility company. The net present value of the cost to fulfill this agreement as of December 31, 2005 is estimated to be approximately $150 million. Management considers the probability of closure of this mill to be remote.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 12.    Postretirement and Other Benefits

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

In accordance with SFAS No. 87, Employers’ Accounting for Pensions, the Corporation recorded a minimum pension liability for underfunded plans representing the excess of the unfunded ABO over previously recorded net pension liabilities. The minimum pension liability is included in Noncurrent Employee Benefit and Other Obligations on the balance sheet. An offsetting charge is included as an intangible asset to the extent of unrecognized prior service cost, and the balance is included in Accumulated Other Comprehensive Income (Loss). The principal cause of the increase in additional minimum pension liability in 2005 was a decrease in the discount rates used to estimate the ABO.

Information about the minimum pension liability follows:

	December 31
	2005	2004
	(Millions of dollars)
Minimum pension liability	$1,436.5	$1,341.6
Less intangible asset	(50.0)	(52.8)

Accumulated other comprehensive loss	1,386.5	1,288.8
Less related income tax effects	(498.3)	(459.2)

Accumulated other comprehensive loss, net of income taxes	$888.2	$829.6

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

Prior to 2004, certain U.S. plans limited the Corporation’s cost of future annual per capita retiree medical benefits to no more than 200 percent of the 1992 annual per capita cost. These plans reached this limitation

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(the “Cap”) and were amended during 2003. Among other things, the amendments index the Cap by 3 percent annually beginning in 2005 for certain employees retiring on or before April 1, 2004 and limit the Corporation’s future cost for retiree health care benefits to a defined fixed per capita cost for certain employees retiring after April 1, 2004. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 9.91 percent in 2006, 8.86 percent in 2007 and to gradually decline to 5.19 percent in 2011 and thereafter.

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below.

	Pension Benefits		Other Benefits
	Year Ended December 31
	2005	2004	2005	2004
	(Millions of dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,270.6	$5,233.8	$845.8	$852.6
Service cost	81.4	87.4	17.4	17.8
Interest cost	294.6	296.2	47.1	48.2
Actuarial loss (gain)	308.3	182.3	(1.7)	33.5
Currency and other	(137.0)	155.9	28.1	10.4
Benefit payments from plans	(296.8)	(296.3)	(75.0)	(67.8)
Direct benefit payments	(11.9)	(21.4)	—	—
Spin-off of Neenah Paper	—	(367.3)	—	(49.4)

Benefit obligation at end of year	5,509.2	5,270.6	861.7	845.3

Change in Plan Assets
Fair value of plan assets at beginning of year	4,044.2	4,027.9	—	—
Actual gain on plan assets	359.5	332.8	—	—
Employer contributions	116.5	200.0	66.5	59.4
Currency and other	(97.2)	103.1	8.5	8.4
Benefit payments	(296.8)	(296.3)	(75.0)	(67.8)
Spin-off of Neenah Paper	—	(323.3)	—	—

Fair value of plan assets at end of year	4,126.2	4,044.2	—	—

Funded Status
Benefit obligation in excess of plan assets	(1,383.0)	(1,226.4)	(861.7)	(845.3)
Unrecognized net actuarial loss and transition amount	1,778.1	1,650.6	159.0	163.8
Unrecognized prior service cost	47.2	48.0	30.1	11.2

Net amount recognized	$442.3	$472.2	$(672.6)	$(670.3)

Amounts Recognized in the Balance Sheet
Prepaid benefit cost	$24.2	$25.3	$—	$—
Accrued benefit cost	(1,018.4)	(894.7)	(672.6)	(670.3)
Intangible asset	50.0	52.8	—	—
Accumulated other comprehensive loss	1,386.5	1,288.8	—	—

Net amount recognized	$442.3	$472.2	$(672.6)	$(670.3)

The Corporation uses December 31 as the measurement date for all of its postretirement plans.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2005	2004	2005	2004	2005	2004
	(Millions of dollars)
Projected benefit obligation (“PBO”)	$5,113.8	$4,882.1	$395.4	$388.5	$5,509.2	$5,270.6
ABO	4,770.6	4,558.9	349.0	361.6	5,119.6	4,920.5
Fair value of plan assets	3,853.5	3,794.2	272.7	250.0	4,126.2	4,044.2

Information for Pension Plans With an ABO in Excess of Plan Assets

	December 31
	2005	2004
	(Millions of dollars)
PBO	$5,360.2	$5,120.3
ABO	4,980.5	4,780.4
Fair value of plan assets	3,977.8	3,890.0

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2005	2004	2003	2005	2004	2003
	(Millions of dollars)
Service cost	$81.4	$87.4	$76.1	$17.4	$17.8	$16.2
Interest cost	294.6	296.2	288.0	47.1	48.2	48.9
Expected return on plan assets(a)	(322.6)	(324.0)	(286.3)	—	—	—
Amortization of prior service cost (benefit) and transition amount	6.3	7.3	8.7	(.2)	(.7)	(1.5)
Recognized net actuarial loss	92.7	83.3	74.0	3.9	4.0	1.9
Other	4.4	4.6	5.4	—	(1.5)	—

Net periodic benefit cost	$156.8	$154.8	$165.9	$68.2	$67.8	$65.5

(a)	The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Weighted-Average Assumptions used to determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.47%	5.68%	5.68%	5.85%
Rate of compensation increase	3.68%	3.67%	—	—

Weighted-Average Assumptions used to determine Net Cost for years ended December 31

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.68%	5.92%	6.62%	5.85%	6.01%	6.76%
Expected long-term return on plan assets	8.29%	8.32%	8.42%	—	—	—
Rate of compensation increase	3.67%	3.51%	3.56%	—	—	—

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Long-Term Rate of Return and Investment Strategies for the Principal Plans

The expected long-term rate of return on pension fund assets was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. The Corporation also considered the U.S. plan’s historical 10-year and 15-year compounded annual returns of 9.36 percent and 10.28 percent, respectively, which have been in excess of these broad equity and bond benchmark indices. The Corporation anticipates that on average the investment managers for each of the plans comprising the Principal Plans will generate annual long-term rates of return of at least 8.5 percent. The Corporation’s expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 70 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and 30 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. The Corporation regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Also, when deemed appropriate, the Corporation executes hedging strategies using index options and futures to limit the downside exposure of certain investments by trading off upside potential above an acceptable level. The Corporation last executed this hedging strategy for 2003. No hedging instruments are currently in place. The Corporation will continue to evaluate its long-term rate of return assumptions at least annually and will adjust them as necessary.

Plan Assets

The Corporation’s pension plan asset allocations for its Principal Plans are as follows:

	Target Allocation 2006	Percentage of Plan Assets at December 31
Asset Category		2005	2004
Equity securities	74%	73%	73%
Debt securities	26	27	27

Total	100%	100%	100%

The plan assets did not include a significant amount of the Corporation’s common stock.

Cash Flows

While the Corporation is not required to make a contribution in 2006 to the U.S. plan, the benefit of a contribution will be evaluated. The Corporation currently anticipates contributing about $80 million to its pension plans outside the U.S. in 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are anticipated to be paid:

	Pension Benefits	Other Benefits
	(Millions of dollars)
2006	$317	$84
2007	305	86
2008	308	87
2009	310	89
2010	315	92
Years 2011 – 2015	1,719	485

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2005 data:

	One-Percentage-Point
	Increase	Decrease
	(Millions of dollars)
Effect on total of service and interest cost components	$1.7	$1.6
Effect on postretirement benefit obligation	21.4	19.7

Defined Contribution Retirement Plans

Contributions to defined contribution retirement plans are primarily based on the age and compensation of covered employees. The Corporation’s contributions, all of which were charged to expense, were $52.7 million, $47.6 million and $44.9 million in 2005, 2004 and 2003, respectively.

Investment Plans

Voluntary contribution investment plans are provided to substantially all North American and most European employees. Under the plans, the Corporation matches a portion of employee contributions. Costs charged to expense under the plans were $31.0 million, $30.8 million and $32.3 million in 2005, 2004 and 2003, respectively.

Note 13.     Stock Compensation Plans

The Corporation’s Equity Participation Plans and its Outside Directors’ Compensation Plan (the “Plans”) provide for awards of stock options, restricted shares and restricted share units to employees and outside directors, and (prior to 1999) participation shares to employees of the Corporation. As of December 31, 2005, the number of shares of common stock available for stock option and restricted share awards under the Plans aggregated 29.7 million shares.

Stock Options

Stock options granted to executives and other key employees are granted at not less than the market value at the date of grant, expire 10 years after the date of grant and generally become exercisable over three years. Stock options granted to outside directors are granted at not less than the market value at the date of grant and vest at time of grant.

In connection with the Spin-off, the number and exercise prices of outstanding options were proportionately adjusted to maintain the aggregate intrinsic value of the options before and after the Spin-off. As a result of the adjustment, the number of outstanding options increased by .5 million shares and the average exercise price decreased by approximately $.83. In addition, certain stock options previously granted to Neenah Paper employees were converted to Neenah Paper options with terms and amounts that maintained the aggregate intrinsic value of the options. None of the information for 2003, the options outstanding at the beginning of 2004 or grants for 2004 reflect adjustments made in connection with the Spin-off.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data concerning stock option activity follows (options in thousands):

	2005		2004		2003
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding—Beginning of year	31,720	$55.45	34,374	$53.73	30,308	$54.77
Granted	4,595	61.59	3,933	64.21	5,612	44.56
Exercised	(3,040)	46.90	(6,238)	46.49	(988)	31.27
Canceled, forfeited or converted(a)	(653)	61.28	(863)	58.08	(558)	57.32
Neenah Paper spin-off adjustment	—	—	514	55.39	—	—

Outstanding—End of year(b)	32,622	56.99	31,720	55.45	34,374	53.73

Exercisable—End of year	23,669	56.48	22,493	55.57	23,516	53.52

(a)	2004 includes .4 million options that were converted into Neenah Paper options.

(b)	Data concerning stock options at December 31, 2005 follows (options in thousands):

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Price
$39.27 – $ 43.80	4,547	$43.40	6.3	2,779	$43.14
44.54 – 50.64	3,877	48.01	2.5	3,785	48.08
52.00 – 58.82	5,861	53.04	3.2	5,859	53.04
59.03 – 62.93	9,499	60.76	7.2	4,958	60.00
63.14 – 69.75	8,800	66.29	6.0	6,250	67.56
84.84 – 185.39	38	118.73	2.5	38	118.73

	32,622	56.99	5.5	23,669	56.48

Restricted Share Awards

The Plans provide for restricted shares or restricted share units not to exceed 18.0 million shares of the Corporation’s common stock. Prior to 2004, and except for certain foreign locations, awards were in the form of restricted shares, which vest and become unrestricted shares in three to 10 years from the date of grant. Although participants are entitled to cash dividends and may vote such awarded shares, the sale or transfer of such shares is limited during the restricted period. Awards granted to employees in certain foreign locations were in the form of restricted share units, which vest and become unrestricted shares in three to 10 years from the date of grant.

Effective in 2004, nearly all awards were in the form of restricted share units, some of which vest on a time basis and others vest on achievement of performance-based standards. The time-based restricted shares and share units vest over three to five years. The performance-based restricted share units vest three years after grant in a range of zero to 150 percent of target levels of return on invested capital (“ROIC”) during the three years. Dividends are paid on restricted share units at the same rate as on the Corporation’s common stock. At maturity, restricted share units are paid in equivalent shares of the Corporation’s common stock.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data concerning restricted share awards follows:

	2005	2004	2003
	(Shares in thousands)
Number of shares awarded	643	645	526
Weighted-average price per share	$60.89	$64.21	$44.54

The number of performance-based restricted share units included in the table above is based on achievement of targeted levels of ROIC. Compensation expense is adjusted based on actual ROIC achieved during the three-year period following grant. During 2005, 2004 and 2003, $32.4 million, $19.4 million and $18.2 million, respectively, was charged to compensation expense under the Plans. The tax effect of differences between compensation expense for financial statement and income tax purposes is recorded as additional paid-in capital.

Participation Shares

Prior to 1999, key employees were awarded participation shares that were payable in cash at the end of the vesting period. The amount of cash paid to participants was based on the increase in the book value of the Corporation’s common stock during the award period. Participants did not receive dividends on the participation shares, but their accounts were credited with dividend shares payable in cash at the maturity of the award. Neither participation nor dividend shares were shares of common stock. Amounts expensed related to participation shares were $11.1 million in 2003. Final payments for matured shares were made in February 2004.

Note 14.     Synthetic Fuel Partnerships

In April 2003, the Corporation acquired a 49.5 percent minority interest in a synthetic fuel partnership. In October 2004, the Corporation acquired a 49 percent minority interest in an additional synthetic fuel partnership. Although these partnerships are variable interest entities that are subject to the requirements of FIN 46R, the Corporation is not the primary beneficiary, and the entities have not been consolidated. Synthetic fuel produced by the partnerships is eligible for synthetic fuel tax credits through 2007, although the credits begin to be phased out as the price of domestic crude oil increases above certain statutory amounts.

The production of synthetic fuel results in pretax losses that are reported as Nonoperating Expense on the Corporation’s income statement. The synthetic fuel tax credits, as well as tax deductions for the nonoperating losses, reduce the Corporation’s income tax expense. The effects of those losses and benefits for 2005 and 2004 are shown in the following table:

	Year Ended December 31
	2005		2004
	(Millions of dollars)
Nonoperating expense		$(179.0)		$(158.4)
Tax credits	$169.2		$144.4
Tax benefit of nonoperating expense	65.1	234.3	55.4	199.8

Net synthetic fuel benefit		$55.3		$41.4

Per share basis—diluted		$.12		$.08

The effects of these tax credits are shown separately in the Corporation’s reconciliation of the U.S. statutory rate to its effective income tax rate in Note 15.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the partnerships have received favorable private letter rulings from the IRS and because the partnerships’ test procedures conform to IRS guidance, the Corporation’s loss exposure under the synthetic fuel partnerships is minimal.

Note 15.     Income Taxes

An analysis of the provision for income taxes for income from continuing operations follows:

	Year Ended December 31
	2005	2004	2003
	(Millions of dollars)
Current income taxes:
United States	$308.1	$192.0	$302.6
State	66.9	35.4	37.7
Other countries	206.1	275.9	194.6

Total	581.1	503.3	534.9

Deferred income taxes:
United States	(118.6)	30.8	1.5
State	(30.3)	(20.7)	(33.9)
Other countries	6.2	(29.5)	(18.4)

Total	(142.7)	(19.4)	(50.8)

Total provision for income taxes	$438.4	$483.9	$484.1

Income from continuing operations before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2005	2004	2003
	(Millions of dollars)
United States	$1,562.3	$1,578.1	$1,571.2
Other countries	406.6	625.3	505.1

Total income before income taxes	$1,968.9	$2,203.4	$2,076.3

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets (liabilities) are composed of the following:

	December 31
	2005	2004
	(Millions of dollars)
Net current deferred income tax asset attributable to:
Other accrued expenses	$145.5	$162.0
Pension, postretirement and other employee benefits	94.8	86.9
Inventory	(27.5)	(14.6)
Prepaid royalties	—	27.2
Other	19.0	24.1
Valuation allowances	(8.4)	(7.4)

Net current deferred income tax asset	$223.4	$278.2

Net noncurrent deferred income tax asset attributable to:
Income tax loss carryforwards	$235.8	$304.1
State tax credits	96.0	67.6
Pension and other postretirement benefits	22.2	37.3
Accumulated depreciation	3.7	32.6
Other	94.8	71.5
Valuation allowances	(224.4)	(219.7)

Net noncurrent deferred income tax asset included in other assets	$228.1	$293.4

Net noncurrent deferred income tax liability attributable to:
Accumulated depreciation	$(1,103.1)	$(1,312.7)
Pension, postretirement and other employee benefits	548.1	521.9
Foreign tax credits and loss carryforwards	484.1	160.1
Installment sales	(192.0)	(188.1)
Other	(70.2)	3.8
Valuation allowances	(239.8)	(25.3)

Net noncurrent deferred income tax liability	$(572.9)	$(840.3)

Valuation allowances increased $221.6 million and $4.5 million in 2005 and 2004, respectively. The increase in 2005 was related to an increase in excess foreign tax credits that are potentially not usable in the U.S. during the 2006 through 2015 carryover period. Valuation allowances at the end of 2005 primarily relate to excess foreign tax credits in the U.S. and income tax loss carryforwards of $916.7 million, that potentially are not usable primarily in jurisdictions outside the U.S. If not utilized against taxable income, $425.7 million of the loss carryforwards will expire from 2006 through 2025. The remaining $491.0 million has no expiration date.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the provision for income taxes.

	Year Ended December 31
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of dollars)
Income from continuing operations before income taxes	$1,968.9		$2,203.4		$2,076.3

Tax at U.S. statutory rate applied to income from continuing operations	$689.1	35.0%	$771.2	35.0%	$726.7	35.0%
State income taxes, net of federal tax benefit	23.8	1.2	9.6	.4	2.5	.1
Taxes on American Jobs Creation Act dividends	55.5	2.8	—	—	—	—
Synthetic fuel credits	(169.2)	(8.6)	(144.4)	(6.6)	(94.1)	(4.5)
Net operating losses realized	(14.2)	(.7)	(9.2)	(.4)	(16.7)	(.8)
Other—net(a)	(146.6)	(7.4)	(143.3)	(6.4)	(134.3)	(6.5)

Provision for income taxes	$438.4	22.3%	$483.9	22.0%	$484.1	23.3%

(a)	Other—net is comprised of numerous items, none of which is greater than 1.7 percent of income from continuing operations.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act provides, among other things, a one-time deduction for certain foreign earnings that are repatriated to and reinvested in the United States. During 2005, the Corporation repatriated approximately $985 million of previously unremitted earnings of certain of its non-U.S. subsidiaries under the provisions of the Act. As a result, the Corporation recorded income tax expense and a related income tax liability of approximately $55.5 million in 2005.

At December 31, 2005, U.S. income taxes have not been provided on approximately $3.7 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

The Corporation accrues liabilities in current income taxes for potential assessments, which at December 31, 2005 and 2004 aggregated $268.8 million and $356.4 million, respectively. Of the decrease, $53.1 million was due to the settlement of audit issues related to U.S. foreign tax credits which resulted in an increase in deferred tax assets for unused credits. This increase was offset by higher valuation allowances since the credits potentially may not be used before they expire. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. The Corporation’s U.S. federal income tax returns have been audited through 2003. IRS assessments of additional taxes have been paid through 1998. Refund actions are pending with the IRS Examination Division or Appeals Office for the years 1993 through 1998. Management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on the Corporation’s business, financial condition, results of operations or liquidity.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.     Earnings Per Share

A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Average Common Shares Outstanding
	2005	2004	2003
	(Millions)
Basic	474.0	495.2	507.0
Dilutive effect of stock options	2.6	3.4	1.2
Dilutive effect of restricted share awards	.8	.6	.4

Diluted	477.4	499.2	508.6

Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares are summarized below:

Description	2005	2004	2003
Average number of share equivalents (millions)	9.1	5.4	20.5
Weighted-average exercise price	$66.58	$70.13	$60.19
Expiration date of options	2007 to 2015	2007 to 2012	2006 to 2013
Options outstanding at year-end	8.8	5.4	20.2

The number of common shares outstanding as of December 31, 2005, 2004 and 2003 was 461.5 million, 482.9 million and 501.6 million, respectively.

Note 17.     Business Segment and Geographic Data Information

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care; Consumer Tissue; and Business-to-Business. The reportable segments were determined in accordance with how the Corporation’s executive managers develop and execute the Corporation’s global strategies to drive growth and profitability of the Corporation’s worldwide Personal Care, Consumer Tissue and Business-to-Business operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other income and (expense), net; income and expense not associated with the business segments; and the costs of corporate decisions related to the strategic cost reductions included in the Competitive Improvement Initiatives. Corporate & Other includes the costs of the strategic cost reductions described in Note 3. Corporate & Other assets include the Corporation’s investments in equity affiliates, finance operations and real estate entities, and deferred tax assets. The accounting policies of the reportable segments are the same as those described in Note 1.

The principal sources of revenue in each global business segment are described below.

•	The Personal Care segment manufactures and markets disposable diapers, training and youth pants, and swimpants; baby wipes; feminine and incontinence care products; and related products. Products in this segment are primarily for household use and are sold under a variety of brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Consumer Tissue segment manufactures and markets facial and bathroom tissue, paper towels, napkins and related products for household use. Products in this segment are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Hakle, Page and other brand names.

•	The Business-to-Business segment manufactures and markets disposable, single-use, health and hygiene products to the away-from-home marketplace. These products include facial and bathroom tissue, paper towels, napkins, wipers, surgical gowns, drapes, infection control products, sterilization wrap, disposable face masks and exam gloves, respiratory products, other disposable medical products and other products. Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, Kimwipes, WypAll, Surpass, Safeskin, Tecnol, Ballard and other brand names.

Approximately 13 percent of net sales were to Wal-Mart Stores, Inc. in 2005, 2004 and 2003, primarily in the Personal Care and Consumer Tissue businesses.

Information concerning consolidated operations by business segment and geographic area, as well as data for equity companies, is presented in the following tables:

Consolidated Operations by Business Segment

	Personal Care	Consumer Tissue	Business- to- Business	Intersegment Sales	Corporate & Other	Consolidated Total
	(Millions of dollars)
Net Sales
2005	$6,287.4	$5,781.3	$3,821.8	$(19.3)	$31.4	$15,902.6
2004	5,975.1	5,343.0	3,957.9	(217.1)	24.3	15,083.2
2003	5,652.9	5,046.7	3,477.7	(154.7)	3.7	14,026.3

Operating Profit(a)
2005	1,242.2	805.8	673.2	—	(410.6)	2,310.6
2004	1,253.2	803.1	656.6	—	(206.5)	2,506.4
2003	1,221.0	728.2	602.8	—	(220.4)	2,331.6

Depreciation and Amortization
2005	267.4	301.0	188.1	—	88.0	844.5
2004	286.9	310.7	194.0	—	8.7	800.3
2003	264.4	300.2	178.2	—	2.5	745.3

Assets(b)
2005	4,650.7	5,672.9	4,578.9	—	1,400.7	16,303.2
2004	4,813.3	5,881.5	4,745.2	—	1,578.0	17,018.0
2003	4,781.9	5,796.5	4,850.1	—	1,351.4	16,779.9

Capital Spending
2005	297.9	296.6	115.0	—	.1	709.6
2004	242.5	202.3	89.4	—	.8	535.0
2003	344.4	366.6	141.0	—	20.9	872.9

(a)	Corporate & Other includes costs aggregating $228.6 million in 2005 for the Competitive Improvement Initiatives. On a business segment basis, actual costs recorded in 2005 for these initiatives relate to activities in Personal Care ($146.0 million), Consumer Tissue ($31.3 million) and Business-to-Business ($51.3 million). Additional information concerning these costs is contained in Note 3. In addition, Corporate & Other includes expenses not associated with the business segments.

Segment operating profit also excludes other income (expense), net and income and expenses not associated with the business segments.

(b)	Data for 2003 does not reflect the Spin-off. Segment assets exclude assets not allocated to business segments.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales of Principal Products

	2005	2004	2003
	(Billions of dollars)
Consumer tissue products	$5.7	$5.3	$4.8
Diapers	3.3	3.2	3.0
Away-from-home professional products	2.4	2.3	2.1
All other	4.5	4.3	4.1

Consolidated	$15.9	$15.1	$14.0

Consolidated Operations by Geographic Area

	United States	Canada	Inter- geographic Items(a)	Total North America	Europe	Asia, Latin America & Other	Inter- geographic Items	Corporate & Other	Consolidated Total
	(Millions of dollars)
Net Sales
2005	$9,093.1	$516.4	$(254.7)	$9,354.8	$3,072.8	$4,019.2	$(544.2)	$—	$15,902.6
2004	8,683.5	911.0	(554.4)	9,040.1	3,098.3	3,488.8	(544.0)	—	15,083.2
2003	8,335.8	801.8	(515.6)	8,622.0	2,892.5	3,061.6	(549.8)	—	14,026.3
Operating Profit(b)
2005	1,973.5	107.7	—	2,081.2	165.9	474.1	—	(410.6)	2,310.6
2004	1,953.1	122.0	—	2,075.1	221.0	416.8	—	(206.5)	2,506.4
2003	1,862.7	131.7	—	1,994.4	202.9	354.7	—	(220.4)	2,331.6
Net Property(c)
2005	4,082.0	82.1	—	4,164.1	1,529.5	1,801.1	—	—	7,494.7
2004	4,177.8	103.5	—	4,281.3	1,875.2	1,834.0	—	—	7,990.5
2003	4,379.9	348.2	—	4,728.1	1,809.3	1,726.0	—	—	8,263.4

(a)	Intergeographic net sales include $59.4 million, $368.0 million and $345.4 million by operations in Canada to the U.S. in 2005, 2004 and 2003, respectively.

(b)	Corporate & Other includes the costs of the 2005 Competitive Improvement Initiatives aggregating $228.6 million in 2005. On a geographical basis, actual costs recorded in 2005 for these initiatives relate to activities in North America ($84.9 million), Europe ($113.5 million) and Asia, Latin America and Other ($30.2 million).

Geographic operating profit also excludes other income (expense), net and income and expenses not associated with geographic areas.

(c)	Data for 2003 does not reflect the Spin-off.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Companies’ Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation’s Share of Net Income
	(Millions of dollars)
2005	$2,115.0	$730.0	$441.2	$286.1	$136.6
2004	1,823.0	635.1	433.3	261.1	124.8
2003(a)	1,750.1	630.3	388.3	224.4	107.0

(a)	As of August 2003, the Corporation consolidated Klabin-Kimberly S.A., its Brazilian affiliate.

	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stock- holders’ Equity
	(Millions of dollars)
2005	$869.7	$992.1	$564.6	$513.4	$783.9
2004	821.7	931.1	525.5	475.5	751.9
2003	716.7	925.7	386.7	531.6	724.2

Equity companies, primarily in Latin America, are principally engaged in operations in the Personal Care and Consumer Tissue businesses.

At December 31, 2005, the Corporation’s equity companies and ownership interest were as follows: Kimberly-Clark Lever, Ltd. (India) (50%), Kimberly-Clark de Mexico, S.A. de C.V. and subsidiaries (47.9%), Olayan Kimberly-Clark Arabia (49%), Olayan Kimberly-Clark (Bahrain) WLL (49%) and Tecnosur S.A. (Colombia) (34.3%).

Kimberly-Clark de Mexico, S.A. de C.V. is partially owned by the public and its stock is publicly traded in Mexico. At December 31, 2005, the Corporation’s investment in this equity company was $396.3 million, and the estimated fair value of the investment was $2.0 billion based on the market price of publicly traded shares.

Note 18.     Supplemental Data (Millions of dollars)

	December 31
Supplemental Income Statement Data	2005	2004	2003
Advertising expense	$451.0	$421.3	$401.9
Research expense	319.5	279.7	279.1
Foreign currency transaction (gains) losses, net	50.0	26.2	25.5

Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, net	2005	2004
Accounts Receivable:
From customers	$1,930.6	$1,905.4
Other	228.8	195.5
Less allowance for doubtful accounts and sales discounts	(57.5)	(62.6)

Total	$2,101.9	$2,038.3

Accounts receivable are carried at amounts that approximate fair value.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31
Summary of Inventories	2005	2004
Inventories by Major Class:
At the lower of cost determined on the FIFO or weighted-average cost methods or market:
Raw materials	$338.9	$332.7
Work in process	236.7	225.9
Finished goods	1,128.9	1,044.6
Supplies and other	232.3	235.4

	1,936.8	1,838.6
Excess of FIFO or weighted-average cost over LIFO cost	(184.7)	(167.7)

Total	$1,752.1	$1,670.9

FIFO or weighted-average value of total inventories determined on the LIFO method were $857.6 million and $768.5 million at December 31, 2005 and December 31, 2004, respectively.

	December 31
Summary of Property, Plant and Equipment, net	2005	2004
Property, Plant and Equipment:
Land	$257.4	$279.6
Buildings	2,349.7	2,437.9
Machinery and equipment	11,617.8	11,770.6
Construction in progress	391.3	335.0

	14,616.2	14,823.1
Less accumulated depreciation	(7,121.5)	(6,832.6)

Total	$7,494.7	$7,990.5

	December 31
Summary of Accrued Expenses	2005	2004
Accrued advertising and promotion	$260.3	$286.3
Accrued salaries and wages	377.1	389.6
Other	762.2	755.7

Total	$1,399.6	$1,431.6

Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Decrease (Increase) in Operating Working Capital(a)	Year Ended December 31
	2005	2004(b)	2003(b)
Accounts receivable	$(41.9)	$(135.9)	$(63.3)
Inventories	(81.1)	(192.9)	(109.8)
Prepaid expenses	(10.6)	27.0	(14.8)
Trade accounts payable	51.1	99.4	(9.4)
Other payables	45.6	(22.5)	32.0
Accrued expenses	21.2	115.9	(.4)
Accrued income taxes	13.6	163.9	140.0
Derivatives	5.3	(29.4)	(6.4)
Currency	(159.2)	78.1	143.9

Decrease (increase) in operating working capital	$(156.0)	$103.6	$111.8

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31
Other Cash Flow Data	2005	2004(b)	2003(b)
Interest paid	$195.8	$175.3	$178.1
Income taxes paid	590.7	368.7	410.4

	Year Ended December 31
Interest Expense	2005	2004(b)	2003(b)
Gross interest cost	$197.5	$169.0	$180.3
Capitalized interest on major construction projects	(7.3)	(6.5)	(12.5)

Interest expense	$190.2	$162.5	$167.8

(a)	Excludes the effects of acquisitions and dispositions.

(b)	Excludes the effects of the Spin-off.

Cash used for investing and financing activities for discontinued operations was approximately $5 million in both 2004 and 2003.

Note 19.     Unaudited Quarterly Data

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Millions of dollars, except per share amounts)

Net sales	$4,008.9	$4,000.8	$3,987.1	$3,905.8	$3,901.4	$3,783.0	$3,687.3	$3,711.5
Gross profit	1,289.6	1,156.4	1,322.6	1,306.6	1,318.9	1,239.1	1,254.8	1,255.7
Operating profit	572.2	464.6	636.2	637.6	641.4	616.9	624.7	623.4

Income (loss) from:
Continuing operations	383.4	325.3	421.8	450.1	449.8	433.9	442.9	443.8
Discontinued operations, net of income taxes	—	—	—	—	(4.5)	7.4	11.4	15.5
Cumulative effect of accounting change	(12.3)	—	—	—	—	—	—	—
Net income	371.1	325.3	421.8	450.1	445.3	441.3	454.3	459.3

Per share basis:
Basic
Continuing operations	.82	.69	.88	.94	.92	.88	.89	.88
Discontinued operations	—	—	—	—	—	.02	.02	.04
Cumulative effect of accounting change	(.03)	—	—	—	—	—	—	—
Net income	.79	.69	.88	.94	.92	.90	.91	.92
Diluted
Continuing operations	.82	.68	.88	.93	.92	.87	.88	.88
Discontinued operations	—	—	—	—	(.01)	.02	.02	.03
Cumulative effect of accounting change	(.03)	—	—	—	—	—	—	—
Net income	.79	.68	.88	.93	.91	.89	.90	.91

Cash dividends declared per share	.45	.45	.45	.45	.40	.40	.40	.40

Market price per share:(a)
High	60.80	64.99	66.99	68.29	66.20	69.00	66.98	65.16
Low	55.60	58.62	61.26	63.33	58.74	62.58	62.34	56.19
Close	59.65	59.53	62.59	65.73	65.81	64.59	65.88	63.10

(a)	Historical market prices do not reflect any adjustment for the Spin-off.

PART II

(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on December 31, 2005, the Corporation changed its method of determining conditional asset retirement obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 21, 2006

PART II

(Continued)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2005.

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

The consolidated financial statements have been audited by the independent registered public accounting firm, Deloitte & Touche LLP. During its audits, Deloitte & Touche LLP was given unrestricted access to all financial records, including minutes of all meetings of stockholders and the Board of Directors and all committees of the board. Management believes that all representations made to the independent registered public accountants during their audits were valid and appropriate.

Audit Committee Oversight and the Corporation’s Code of Conduct

The Audit Committee of the Board of Directors, which is composed solely of independent directors, assists the board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and financial reporting practices of the Corporation; the audits of its consolidated financial statements; and internal control over financial reporting. The Audit Committee reviews with the auditors any relationships that may affect their objectivity and independence. The Audit Committee also reviews with management, the internal auditors and the independent registered public accounting firm the quality and adequacy of the Corporation’s internal control over financial reporting, including compliance matters related to the Corporation’s code of conduct, and the results of the internal and external audits. The Audit Committee has reviewed and recommended that the audited consolidated financial statements included in this report be included in the Form 10-K for filing with the Securities and Exchange Commission.

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

The Corporation has assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2005, the Corporation’s internal control over financial reporting is effective.

Deloitte & Touche LLP has issued its report on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting. That report appears below.

/s/ Thomas J. Falk	/s/ Mark A. Buthman
Thomas J. Falk	Mark A. Buthman
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 21, 2006

PART II

(Continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kimberly-Clark Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II

(Continued)

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Corporation as of and for the year ended December 31, 2005 and our report dated February 21, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding a change in the Corporation’s method of determining conditional asset retirement obligations.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas

February 21, 2006

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

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section of the 2006 Proxy Statement captioned “Certain Information Regarding Directors and Nominees” under “Proposal 1. Election of Directors” identifies members of the Board of Directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

The names and ages of the executive officers of the Corporation as of February 23, 2006, together with certain biographical information, are as follows:

Robert E. Abernathy, 51, was elected Group President—Developing and Emerging Markets in 2004. He is responsible for the Corporation’s businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa. Mr. Abernathy joined the Corporation in 1982. His past responsibilities in the Corporation have included operations and major project management in North America. He was appointed Vice President—North American Diaper Operations in 1992; Managing Director of Kimberly-Clark Australia Pty. Limited in 1994; and Group President of the Corporation’s Business-to-Business segment in 1998. He is a director of The Lubrizol Corporation.

Mark A. Buthman, 45, was elected Senior Vice President and Chief Financial Officer in 2003. Mr. Buthman joined the Corporation in 1982. He has held various positions of increasing responsibility in the operations, finance and strategic planning areas of the Corporation. Mr. Buthman was appointed Vice President of Strategic Planning and Analysis in 1997 and Vice President of Finance in 2002.

Thomas J. Falk, 47, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President—Global Tissue, Pulp and Paper in 1998, where he was responsible for the Corporation’s global tissue businesses. Earlier in his career, Mr. Falk had responsibility for the Corporation’s North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined the Corporation in 1983 and has held other senior management positions in the Corporation. He has been a director of the Corporation since 1999. He also serves on the Board of Directors of Centex Corporation, Grocery Manufacturers of America, Inc. and the University of Wisconsin Foundation, and serves as a governor of the Boys & Girls Clubs of America.

Steven R. Kalmanson, 53, was named Group President—North Atlantic Consumer Products effective April 2005. He is responsible for the Corporation’s consumer business in North America and Europe and the related customer development and supply chain organizations. Mr. Kalmanson joined the Corporation in 1977. His past responsibilities have included various marketing and business management positions within the consumer products businesses. He was appointed President, Adult Care in 1990; President, Child Care in 1991; President, Family Care in 1994; Group President of the Corporation’s Consumer Tissue segment in 1995; and Group President—Personal Care in 2004.

Ronald D. Mc Cray, 48, was elected Senior Vice President—Law and Government Affairs and Chief Compliance Officer in 2004. His responsibilities include the Corporation’s legal affairs, internal audit and government relations activities. Mr. Mc Cray joined the Corporation in 1987. He was appointed Vice President and Chief Counsel in 1996. He was elected Vice President and Secretary in 1999, Vice President, Associate General Counsel and Secretary in 2001 and Senior Vice President—Law and Government Affairs in 2003. He is a director of Knight-Ridder, Inc. and a member of the Council on Foreign Relations.

The section of the 2006 Proxy Statement captioned “Corporate Governance—Board of Directors and Board Committees” under “Proposal 1. Election of Directors” identifies members of the Audit Committee of the Board of Directors and an audit committee financial expert, and is incorporated in this Item 10 by reference.

PART III

(Continued)

The section of the 2006 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated in this Item 10 by reference.

The section of the 2006 Proxy Statement captioned “Corporate Governance—Other Corporate Governance Matters—Corporate Governance Policies” identifies how stockholders may obtain a copy of the Corporation’s Corporate Governance Policies without charge and is incorporated in this Item 10 by reference.

The section of the 2006 Proxy Statement captioned “Corporate Governance—Other Corporate Governance Matters—Code of Conduct” identifies how stockholders may obtain a copy of the Corporation’s Code of Conduct without charge and is incorporated in this Item 10 by reference.

The section of the 2006 Proxy Statement captioned “Corporate Governance—Board of Directors and Board Committees” identifies how stockholders may obtain a copy of charters of the Audit, Management Development and Compensation, and Nominating and Corporate Governance Committees of the Board of Directors without charge and is incorporated in this Item 10 by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the section of the 2006 Proxy Statement captioned “Executive Compensation” is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the section of the 2006 Proxy Statement captioned “Security Ownership of Management” is incorporated in this Item 12 by reference.

The following table gives information about the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Corporation’s equity compensation plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in millions) (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) (c)
Equity compensation plans approved by stockholders (1)	32.5	(2)	$56.93		28.9	(3)
Equity compensation plans not approved by stockholders (4)	.1	(5)	71.21	(5)	.8

Total	32.6		$56.99		29.7

(1)	Includes the 1992 Equity Participation Plan and 2001 Equity Participation Plan.

(2)	Does not include 1.9 million restricted share units granted under the 2001 Equity Participation Plan. Upon vesting, a share of the Corporation’s common stock is issued for each restricted share unit.

(3)	Includes 15.8 million shares that may be granted as restricted shares or restricted share units under the 2001 Equity Participation Plan.

(4)	Includes the 1999 Restricted Stock Plan, Outside Directors’ Compensation Plan and certain acquired equity compensation plans. See below for descriptions of the 1999 Restricted Stock Plan and Outside Directors’ Compensation Plan.

PART III

(Continued)

(5)	Includes less than .1 million options at a weighted-average exercise price of $101.16 granted under equity compensation plans assumed by the Corporation in connection with acquisitions to honor existing obligations of acquired entities. The Corporation will not make any additional grants or awards under such plans, although the terms of one acquired deferred compensation plan provide for issuance of a de minimus number of shares of the Corporation’s common stock for reinvested dividends on deferred amounts.

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

The information in the section of the 2006 Proxy Statement captioned “Certain Transactions and Business Relationships” is incorporated in this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the sections of the 2006 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Approval of Auditors” is incorporated in this Item 14 by reference.

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

3.	Exhibits.

Exhibit No. (3)a.	Restated Certificate of Incorporation, dated June 12, 1997, and Certificate Eliminating Series A Junior Participating Preferred Stock, dated November 19, 2004, incorporated by reference to Exhibit (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No. (3)b.	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit No. (4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a.	Management Achievement Award Program, as amended and restated, filed herewith.

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated, incorporated by reference to Exhibit No. (10)b of the Corporation’s Current Report on Form 8-K dated November 16, 2005.

Exhibit No. (10)c.	Sixth Amended and Restated Deferred Compensation Plan for Directors, dated November 16, 2005, filed herewith.

Exhibit No. (10)d.	Executive Officer Achievement Award Program, incorporated by reference to Exhibit No. (10)d of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)e.	1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)f.	Deferred Compensation Plan, as amended and restated, dated December 31, 2005, filed herewith.

Exhibit No. (10)g.	Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)h.	Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended, dated December 31, 2005, filed herewith.

PART IV

(Continued)

Exhibit No. (10)i.	Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, dated December 31, 2005, filed herewith.

Exhibit No. (10)j.	Retirement Contribution Excess Benefit Program, as amended and restated, filed herewith.

Exhibit No. (10)k.	1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)l.	Outside Directors’ Compensation Plan, as amended and restated, filed herewith.

Exhibit No. (10)m.	2001 Equity Participation Plan, as amended, filed herewith.

Exhibit No. (10)n.	Form of Award Agreements under 2001 Equity Participation Plan, incorporated by reference to Exhibit No. (10)n of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No. (10)o.	Summary of Outside Directors’ 2005 Compensation pursuant to the Outside Directors’ Compensation Plan, incorporated by reference to Exhibit No. (10)o of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No. (10)p.	Global Business Plan Severance Pay Plan, incorporated by reference to Exhibit No. (10)p of the Corporation’s Current Report on Form 8-K dated November 4, 2005.

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2005, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 23, 2006	By:	/s/ MARK A. BUTHMAN
Mark A. Buthman
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS J. FALK Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 23, 2006

/s/ MARK A. BUTHMAN Mark A. Buthman	Senior Vice President and Chief Financial Officer (principal financial officer)	February 23, 2006

/s/ RANDY J. VEST Randy J. Vest	Vice President and Controller (principal accounting officer)	February 23, 2006

Directors

John R. Alm	Thomas J. Falk
Dennis R. Beresford	Claudio X. Gonzalez
John F. Bergstrom	Mae C. Jemison
Abelardo E. Bru	Linda Johnson Rice
Pastora San Juan Cafferty	Marc J. Shapiro
Robert W. Decherd	G. Craig Sullivan

By:	/s/ RONALD D. MC CRAY	February 23, 2006
Ronald D. Mc Cray, Attorney-in-Fact

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Millions of dollars)

		Additions			Deductions		Balance at End of Period
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)		Write-Offs and Reclassifications
December 31, 2005
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$42.5	$8.9	$(.6)		$15.0	(c)	$35.8
Allowances for sales discounts	20.1	249.5	(.7)		247.3	(e)	21.6

December 31, 2004
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$47.9	$8.8	$4.0		$18.2	(c)(d)	$42.5
Allowances for sales discounts	19.7	233.1	.1		232.8	(e)	20.1

December 31, 2003
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$48.4	$11.9	$6.5	(b)	$18.9	(c)	$47.9
Allowances for sales discounts	19.2	228.2	1.6	(b)	229.3	(e)	19.7

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Includes the beginning balances resulting from acquisitions made during the year and from the consolidation of Klabin Kimberly S.A., the Corporation’s Brazilian affiliate in 2003.

(c)	Primarily uncollectible receivables written off.

(d)	Includes $4.6 million of Neenah Paper balances spun off in November 2004.

(e)	Sales discounts allowed.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Millions of dollars)

		Additions			Balance at End of Period
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)
December 31, 2005
Deferred Taxes
Valuation Allowance	$252.4	$233.6	$—	$12.0	$474.0

December 31, 2004
Deferred Taxes
Valuation Allowance	$247.9	$(12.4)	$—	$(16.9)	$252.4

December 31, 2003
Deferred Taxes
Valuation Allowance	$240.6	$15.1	$—	$7.8	$247.9

(a)	Includes the net currency effects of translating valuation allowances at current rates under Statement of Financial Accounting Standards No. 52 of $13.4 million in 2005, $(18.4) million in 2004 and $(9.3) million in 2003.

EXHIBIT INDEX

Exhibit No. (3)a. Restated Certificate of Incorporation, dated June 12, 1997, and Certificate Eliminating Series A Junior Participating Preferred Stock, dated November 19, 2004, incorporated by reference to Exhibit (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No. (3)b. By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit No. (4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a. Management Achievement Award Program, as amended and restated, filed herewith.

Exhibit No. (10)b. Executive Severance Plan, as amended and restated, incorporated by reference to Exhibit No. (10)b of the Corporation’s Current Report on Form 8-K dated November 16, 2005.

Exhibit No. (10)c. Sixth Amended and Restated Deferred Compensation Plan for Directors, dated November 16, 2005, filed herewith.

Exhibit No. (10)d. Executive Officer Achievement Award Program, incorporated by reference to Exhibit No. (10)d of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)f. Deferred Compensation Plan, as amended and restated, dated December 31, 2005, filed herewith.

Exhibit No. (10)g. Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)h. Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended, dated December 31, 2005, filed herewith.

Exhibit No. (10)i. Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, dated December 31, 2005, filed herewith.

Exhibit No. (10)j. Retirement Contribution Excess Benefit Program, as amended and restated, filed herewith.

Exhibit No. (10)k. 1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)l. Outside Directors’ Compensation Plan, as amended and restated, filed herewith.

Exhibit No. (10)m. 2001 Equity Participation Plan, as amended, filed herewith.

Exhibit No. (10)n. Form of Award Agreements under 2001 Equity Participation Plan, incorporated by reference to Exhibit No. (10)n of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No. (10)o. Summary of Outside Directors’ 2005 Compensation pursuant to the Outside Directors’ Compensation Plan, incorporated by reference to Exhibit No. (10)o of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No. (10)p. Global Business Plan Severance Pay Plan, incorporated by reference to Exhibit No. (10)p of the Corporation’s Current Report on Form 8-K dated November 4, 2005.

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 2005, filed herewith.

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