Form 10-Q
period 2006-05-05
KIMBERLY CLARK CORP
filed 2006-05-05
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

(Zip Code)

(972) 281-1200

(Registrant’s telephone number, including area code)

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

Large accelerated filer	X	.	Accelerated filer	.	Non-accelerated filer	.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	.	No X .

As of April 28, 2006, there were 459,751,637 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

	Three Months Ended
	March 31
(Millions of dollars, except per share amounts)	2006	2005

Net Sales	$4,067.9	$3,905.8
Cost of products sold	2,914.8	2,599.2

Gross Profit	1,153.1	1,306.6
Marketing, research and general expenses	712.5	653.9
Other (income) expense, net	20.2	15.1

Operating Profit	420.4	637.6
Nonoperating expense	(15.8)	(46.3)
Interest income	6.4	6.0
Interest expense	(54.3)	(43.9)

Income Before Income Taxes	356.7	553.4
Provision for income taxes	(99.3)	(117.2)

Income Before Equity Interests	257.4	436.2
Share of net income of equity companies	39.0	34.1
Minority owners’ share of subsidiaries’ net income	(21.3)	(20.2)

Net Income	$275.1	$450.1

Per Share Basis:

Net Income

Basic	$.60	$.94

Diluted	$.60	$.93

Cash Dividends Declared	$.49	$.45

Unaudited

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
(Millions of dollars)	2006	2005

ASSETS

Current Assets
Cash and cash equivalents	$389.2	$364.0
Accounts receivable	2,147.9	2,101.9
Inventories	1,810.4	1,752.1
Other current assets	552.8	565.1
Total Current Assets	4,900.3	4,783.1

Property	14,701.6	14,616.2
Less accumulated depreciation	7,303.5	7,121.5
Net Property	7,398.1	7,494.7

Investments in Equity Companies	487.3	457.8
Goodwill	2,703.9	2,685.6
Other Assets	901.9	882.0

	$16,391.5	$16,303.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,198.2	$1,222.5
Accounts payable	1,338.8	1,354.3
Accrued expenses	1,364.7	1,399.6
Other current liabilities	742.2	666.5
Total Current Liabilities	4,643.9	4,642.9

Long-Term Debt	2,570.4	2,594.7

Noncurrent Employee Benefit and Other Obligations	1,805.6	1,782.6

Deferred Income Taxes	536.0	572.9

Minority Owners’ Interests in Subsidiaries	397.5	394.5

Preferred Securities of Subsidiary	766.1	757.4

Stockholders’ Equity	5,672.0	5,558.2

	$16,391.5	$16,303.2

Unaudited

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	Three Months Ended
	March 31
(Millions of dollars)	2006	2005

Operating Activities
Net income	$275.1	$450.1
Depreciation and amortization	261.0	192.0
Changes in operating working capital	(9.1)	(81.4)
Deferred income tax provision	(80.4)	11.1
Net losses on asset dispositions	63.9	3.5
Equity companies’ earnings in excess of dividends paid	(37.7)	(33.6)
Postretirement benefits	3.3	29.0
Other	42.8	37.7

Cash Provided by Operations	518.9	608.4

Investing Activities
Capital spending	(179.1)	(108.9)
Proceeds from sales of investments	8.5	10.5
Net decrease (increase) in time deposits	32.6	(17.4)
Investments in marketable securities	(7.1)	-
Other	1.4	(12.1)

Cash Used for Investing	(143.7)	(127.9)

Financing Activities
Cash dividends paid	(208.6)	(194.2)
Net (decrease) increase in short-term debt	(25.7)	301.5
Proceeds from issuance of long-term debt	2.2	-
Repayments of long-term debt	(16.5)	(84.5)
Proceeds from exercise of stock options	63.2	67.0
Acquisitions of common stock for the treasury	(152.2)	(321.9)
Other	(15.6)	(3.3)

Cash Used for Financing	(353.2)	(235.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.2	(5.6)

Increase in Cash and Cash Equivalents	25.2	239.5

Cash and Cash Equivalents, beginning of year	364.0	594.0

Cash and Cash Equivalents, end of period	$389.2	$833.5

Unaudited

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2. Share-Based Compensation

The Corporation has a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan (the “Plans”), under which it currently grants awards of stock options and restricted shares to employees and awards of restricted shares and restricted share units to employees and outside directors.  As of March 31, 2006, the number of shares of common stock available for stock option and restricted share awards under the Plans aggregated 29.8 million shares. Stock options are granted to employees at an exercise price equal to the market value of the underlying common stock on the date of grant.  The Corporation’s employee stock options generally have a term of 10 years and are subject to graded vesting whereby stock options vest 30 percent at the end of each of the first two 12 month periods following the grant and 40 percent at the end of the third 12 month period.  Effective in 2004, nearly all awards were in the form of stock options or restricted share units. Restricted shares, time-based restricted share units and performance-based restricted share units generally vest over three to five years. The number of performance-based restricted share units actually awarded ranges from zero to 150 percent based on improvement in return on invested capital during the three years in relation to a previously established target.  At the time stock options are exercised or restricted shares and restricted share units vest, common stock is issued from the Corporation’s accumulated treasury shares.  Cash dividends are paid on restricted shares, and cash dividends or dividend equivalents are paid or credited on restricted share units, all of which are on the same date and at the same rate as dividends are paid on the Corporation’s common stock.  These dividends, net of estimated forfeitures, are charged to retained earnings.

Prior to January 1, 2006, the Corporation accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. No employee compensation cost for stock options was recognized in the Consolidated Income Statement for periods prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method.  Under that transition method, compensation cost is recognized in the periods after adoption for (i) all stock option awards granted or modified after December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and (ii) all stock options granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  Results for prior periods were not restated.  Also in connection with the adoption of SFAS 123R, approximately $37 million was reclassified from accrued liabilities to additional paid-in capital, as accrued compensation for restricted share units does not meet the definition of a liability under SFAS 123R.

Stock-based employee compensation cost of $14.5 million was recognized in the first quarter of 2006, along with related income tax benefits of $5.3 million. This compensation cost is net of a cumulative pretax benefit of $3.9 million resulting from a change in estimating the forfeiture rate for unvested restricted share and restricted share unit awards as of January 1, 2006 as required by SFAS 123R.

Note 2. (Continued)

As a result of adopting SFAS 123R on January 1, 2006, the Corporation’s income before income taxes and net income for the three months ended March 31, 2006, are $4.7 million and $3.2 million lower, respectively, than if it had continued to account for stock-based compensation under APB 25.

In the first quarter of 2005, $4.2 million was recognized that only related to compensation costs for restricted shares and restricted share units.

Basic and diluted earnings per share for the three months ended March 31, 2006 would have been the same as the reported basic and diluted earnings per share of $.60 and $.60, respectively, had the Corporation not adopted SFAS 123R.

The fair value of employee stock option awards granted on or after January 1, 2006 was determined using a Black-Scholes-Merton option-pricing formula utilizing a range of assumptions related to dividend yield, volatility, risk-free interest rate, and employee exercise behavior.  Dividend yield is based on historical experience and expected future dividend actions.  Expected volatility is based on a blend of historical volatility and implied volatility from traded options on the Corporation’s common stock.  Prior to January 1, 2006, expected volatility was based on historical experience only. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The Corporation estimates forfeitures based on historical data.

The weighted-average fair value of the options granted in the first quarter of 2006 was $10.93 per option based on the following assumptions:

Dividend yield	3.30%
Volatility	20.11%
Risk-free interest rate	4.36%
Expected life – years	6.0

As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, and restricted shares and restricted share units aggregated $21.5 million and $47.0 million, respectively, which will be amortized over the weighted-average service period of approximately 1 year and 2 years, respectively.

Prior to the adoption of SFAS 123R, all tax benefits from deductions resulting from the exercise of stock options were presented as operating cash flows in the Cash Flow Statement.  SFAS 123R requires the cash flows from the benefits of tax deductions in excess of the compensation cost recognized for those stock options, as well as those benefits from restricted share awards, (excess tax benefits) to be classified as financing cash flows.  Excess tax benefits aggregating $5.7 million were classified as a financing cash inflow for the three months ended March 31, 2006.

In prior periods, the Corporation had calculated pro forma employee compensation cost for stock options on an accelerated method as required by SFAS 123.  The Corporation elected for all stock option awards granted on or after January 1, 2006 to recognize employee compensation cost on a straight-line basis over the requisite service period for the entire award as permitted by SFAS 123R.

The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS 123 to stock options granted prior to January 1, 2006.  For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

Note 2. (Continued)

Three Months Ended
(Millions of dollars, except per share amounts)	March 31, 2005

Net income, as reported	$450.1

Add: Stock-based compensation expense included in reported net income, net of
income taxes	2.7

Less: Stock-based compensation expense determined under the fair value requirements
of SFAS 123, net of income taxes	(10.6)

Pro forma net income	$442.2

Earnings per share
Basic – as reported	$.94
Basic – pro forma	$.92
Diluted – as reported	$.93
Diluted – pro forma	$.91

Note 3. Competitive Improvement Initiatives

In July 2005, the Corporation authorized the initial phase of a multi-year program to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe.

The Competitive Improvement Initiatives commenced in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008. Based on current estimates, the strategic cost reductions are expected to result in cumulative charges of approximately $1.0 to $1.1 billion before tax ($700 - $775 million after tax) over that three and one-half year period.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees. Since the inception of the initiatives, a net workforce reduction of more than 950 has occurred. Approximately 20 manufacturing facilities, or 17 percent of the Corporation’s worldwide total, are expected to be sold or closed and an additional 4 facilities are expected to be streamlined. As of March 31, 2006, charges have been recorded related to initiatives for 20 facilities.

In connection with the Competitive Improvement Initiatives, charges totaling $208.6 million were incurred in the first quarter of 2006; $155.2 million after tax. Of the $208.6 million of charges, $124.1 million were noncash charges comprised of the following:

Three Months Ended
(Millions of dollars)	March 31, 2006
Incremental depreciation and amortization	$78.2
Asset write-offs	35.2
Loss on asset disposal and other	10.7

Noncash charges recorded during the first quarter of 2006	$124.1

Note 3. (Continued)

The following summarizes the charges recorded for workforce reductions and reconciles such charges to accrued expenses at March 31, 2006:

Three Months Ended
(Millions of dollars)	March 31, 2006

Accrued expenses at December 31, 2005	$28.2
Charges for workforce reductions	77.0
Other cash charges	7.2
Cash payments	(52.3)
Currency	.2

Accrued expenses at March 31, 2006	$60.3

During the first quarter of 2006, the Corporation also recorded charges for special pension benefits aggregating $.3 million.

Termination benefits related to workforce reductions were accrued in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits, as appropriate. Retention bonuses related to workforce reductions were accrued in accordance with SFAS 146. The majority of the termination benefits and retention bonuses will be paid within 12 months of accrual. The termination benefits were provided under: a special-benefit arrangement for affected employees in the U.S.; standard benefit practices in the U.K.; applicable union agreements; or local statutory requirements, as appropriate. Incremental depreciation and amortization was based on changes in useful lives and estimated residual values of assets that are continuing to be used, but will be removed from service before the end of their originally assumed service period.

Costs of the initiatives have not been recorded at the business segment level, as the Competitive Improvement Initiatives are corporate decisions. The first quarter 2006 charges have been recorded in cost of products sold ($155.7 million), marketing, research and general expenses ($42.0 million) and other (income) expense, net ($10.9 million), partially offset by the effects included in the provision for income taxes ($53.4 million) and minority owners’ share of subsidiaries’ net income ($1.6 million). See Note 10 for additional information on the strategic cost reductions by business segment.

Note 4. Inventories

The following schedule presents inventories by major class as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(Millions of dollars)	2006	2005

At lower of cost on the First-In,
First-Out (FIFO) method or market:
Raw materials	$342.1	$338.9
Work in process	249.6	236.7
Finished goods	1,182.6	1,128.9
Supplies and other	229.8	232.3
	2,004.1	1,936.8

Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(193.7)	(184.7)

Total	$1,810.4	$1,752.1

Note 4. (Continued)

The Corporation uses the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

FIFO cost of total inventories on the LIFO method was $870.5 million and $857.6 million at March 31, 2006 and December 31, 2005, respectively.

Note 5. Synthetic Fuel Partnerships

The Corporation has minority interests in two synthetic fuel partnerships. The production of synthetic fuel results in pretax losses that are reported as nonoperating expense on the Corporation’s Income Statement. The production of synthetic fuel results in tax credits as well as tax deductions for the nonoperating losses, which reduce the Corporation’s income tax expense. The effects of those losses and benefits for 2006 and 2005 are shown in the following table:

	Three Months Ended March 31
Millions of dollars)	2006		2005

Nonoperating expense		$(15.8)		$(46.3)
Tax credits	$13.8		$43.3
Tax benefit of nonoperating expense	5.7	19.5	16.2	59.5

Net synthetic fuel benefit		$3.7		$13.2

Per share basis – diluted		$.01		$.03

Note 6. Employee Postretirement Benefits

The table below presents the interim period disclosure required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits:

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended March 31
(Millions of dollars)	2006	2005	2006	2005

Service cost	$21.9	$23.0	$4.2	$4.2
Interest cost	74.4	73.1	12.1	12.1
Expected return on plan assets	(83.3)	(80.9)	-	-
Recognized net actuarial loss	25.2	22.7	1.3	1.3
Other	2.2	1.5	.8	.2

Net periodic benefit cost	$40.4	$39.4	$18.4	$17.8

During the first quarter of 2006 and 2005, the Corporation made cash contributions of approximately $39 million and $11 million, respectively, to its pension trusts outside the U.S. The Corporation currently anticipates contributing about $80 million in 2006 to its pension trusts outside the U.S.

Note 7. Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share (“EPS”). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

	Average Common Shares
	Outstanding for the Three
	Months Ended March 31
(Millions of shares)	2006	2005

Basic	460.4	480.5
Dilutive effect of stock options	.4	3.4
Dilutive effect of restricted share and restricted share unit awards	1.0	.7
Diluted	461.8	484.6

Options outstanding during the three months ended March 31, 2006 and 2005 to purchase 18.3 million and 5.3 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the stock options were greater than the average market price of the common shares.

The number of common shares outstanding as of March 31, 2006 and 2005 was 460.0 million and 478.9 million, respectively.

Note 8. Stockholders’ Equity

The following tables present the activity of the Corporation’s share-based compensation plans for the three-month period ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual
Stock Options	(000’s)	Price	Term

Outstanding at January 1, 2006	32,622	$56.99
Granted	9	60.37
Exercised	(1,375)	45.81
Forfeited or expired	(157)	61.98
Outstanding at March 31, 2006	31,099	57.46	5.3
Exercisable at March 31, 2006	24,152	56.13	4.4

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $18.2 million.

			Time-Based		Performance-Based
	Restricted Shares		Restricted Share Units		Restricted Share Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Grant-Date	Shares	Grant-Date	Shares	Grant-Date
	(000’s)	Fair Value	(000’s)	Fair Value	(000’s)	Fair Value

Nonvested at January 1, 2006	624	$51.82	873	$58.95	467	$62.82
Granted	-		26	59.51	-
Vested	-		-		-
Forfeited	(7)	50.74	(9)	60.93	(6)	62.61
Nonvested at March 31, 2006	617	51.85	890	58.97	461	62.82

Note 9. Comprehensive Income

The following schedule presents the components of comprehensive income:

	Three Months Ended
	March 31
(Millions of dollars)	2006	2005

Net Income	$275.1	$450.1
Unrealized currency translation adjustments, net of tax	83.2	(145.3)
Deferred (losses) gains on cash flow hedges, net of tax	(2.3)	11.2

Comprehensive income	$356.0	$316.0

The net unrealized currency translation adjustment for the three months ended March 31, 2006 is primarily due to the weakening of the U.S. dollar versus the Brazilian real and the South Korean won.

Note 10. Business Segments

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care; Consumer Tissue; K-C Professional & Other; and Health Care. The reportable segments were determined in accordance with how the Corporation’s executive managers develop and execute the Corporation’s global strategies to drive growth and profitability of the Corporation’s worldwide Personal Care, Consumer Tissue, K-C Professional & Other and Health Care operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other income (expense), net; income and expense not associated with the business segments; and the costs of corporate decisions related to the strategic cost reductions included in the Competitive Improvement Initiatives. Corporate & Other includes the costs of the strategic cost reductions described in Note 3.

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

•

The K-C Professional & Other segment manufactures and markets facial and bathroom tissue, paper towels, napkins, wipers and other products principally to the away-from-home marketplace. Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, Kimwipes, WypAll, Surpass and other brand names.

•

The Health Care segment manufactures and markets health care products such as surgical gowns, drapes, infection control products, sterilization wrap, disposable face masks and exam gloves, respiratory products and other disposable medical products. Products in this segment are sold under the Kimberly-Clark, Safeskin, Tecnol, Ballard and other brand names.

Note 10. (Continued)

The following schedule presents information concerning consolidated operations by business segment:

	Three Months Ended
	March 31
(Millions of dollars)	2006	2005
NET SALES:
Personal Care	$1,625.0	$1,532.9
Consumer Tissue	1,497.2	1,441.7
K-C Professional & Other	631.5	621.5
Health Care	321.8	306.5
Corporate & Other	9.0	7.8
Intersegment sales	(16.6)	(4.6)

Consolidated	$4,067.9	$3,905.8

OPERATING PROFIT (reconciled to income before income taxes):
Personal Care	$300.2	$311.8
Consumer Tissue	209.0	203.2
K-C Professional & Other	95.9	101.1
Health Care	59.9	64.7
Other income (expense), net	(20.2)	(15.1)
Corporate & Other	(224.4)	(28.1)

Total Operating Profit	420.4	637.6
Nonoperating expense	(15.8)	(46.3)
Interest income	6.4	6.0
Interest expense	(54.3)	(43.9)

Income Before Income Taxes	$356.7	$553.4

Note:	For 2006, Corporate & Other and Other income (expense), net, include $197.7 million and $10.9 million, respectively, of charges for strategic cost reductions. Additional information concerning these costs is contained in Note 3. In addition, Corporate & Other includes expenses not associated with the business segments.

On a business segment basis, the Competitive Improvement Initiatives costs incurred in 2006 were related to activities in Personal Care ($115.6 million), Consumer Tissue ($63.0 million), K-C Professional & Other ($6.7 million) and Health Care ($12.4 million).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects. The following will be discussed and analyzed:

•	Overview of First Quarter 2006 Results

•	Business Segments

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Environmental Matters

•	Business Outlook

Overview of First Quarter 2006 Results

Despite inflationary pressures and difficult price competition in several key businesses, the Corporation delivered net sales and earnings per share in line with its objectives.

•	Net sales increased 4.2 percent.

•	Improvement was due to 4 percent higher sales volumes, as a 1 percent improvement in net selling prices was offset by unfavorable currency effects.

•	Operating profit decreased 34.1 percent and earnings per share declined 35.5 percent.

•	Net sales growth and cost savings did not overcome significant cost inflation and charges for strategic cost reductions.

•	Cash provided by operations was $518.9 million.

Business Segments

As a result of organizational changes that were effective January 1, 2006, the Corporation is reporting four business segments. The two new business segments, K-C Professional & Other and Health Care, had previously been combined into the Business-to-Business segment. The Personal Care and Consumer Tissue business segments were not affected by the organizational changes and will continue to be reported on their historical basis.

The K-C Professional & Other segment manufactures and markets facial and bathroom tissue, paper towels, napkins, wipers and other products principally to the away-from-home marketplace. The Health Care segment manufactures and markets health care products such as surgical gowns, drapes, infection control products, sterilization wrap, disposable face masks and exam gloves, respiratory products and other disposable medical products.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s first quarter 2006 net sales, operating profit and other information relevant to an understanding of the results of operations.

First Quarter of 2006 Compared With First Quarter of 2005

Analysis of Net Sales

By Business Segment

(Millions of dollars)

Net Sales	2006	2005

Personal Care	$1,625.0	$1,532.9
Consumer Tissue	1,497.2	1,441.7
K-C Professional & Other	631.5	621.5
Health Care	321.8	306.5
Corporate & Other	9.0	7.8
Intersegment sales	(16.6)	(4.6)

Consolidated	$4,067.9	$3,905.8

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Change Due To
	Total	Volume	Net
	Change	Growth	Price	Currency	Other

Consolidated	4	4	1	(1)	-

Personal Care	6	7	(1)	-	-
Consumer Tissue	4	3	2	(2)	1
K-C Professional & Other	2	-	2	(2)	2
Health Care	5	5	1	(2)	1

Consolidated net sales for the first quarter of 2006 were 4.2 percent higher than in 2005. Overall sales volumes increased nearly 4 percent on continued strength in the developing and emerging markets in each of the business segments along with solid volume growth for diapers and health care products in North America and Europe and for the Corporation’s bathroom tissue, baby wipes, toiletries and incontinence care brands in North America. Net selling prices added about 1 percent, as price increases for consumer tissue and professional products in North America were largely offset by lower pricing for diapers and training pants in North America and Europe. Unfavorable currency effects, primarily in Europe, negatively affected net sales by more than 1 percent.

•

Personal care net sales increased 6.0 percent from last year on higher sales volumes of about 7 percent. Sales volumes increased in every region. Net selling prices declined approximately 1 percent primarily due to competitive activity in North America and Europe.

Personal care sales in North America increased more than 2 percent versus the prior year. Sales volumes were up approximately 4 percent, with volume gains in adult care and across the Corporation’s infant and child care categories, paced by double-digit growth for Huggies baby wipes and toiletries. These improvements were partially offset by lower sales volumes of Kotex feminine care products. Net selling prices decreased about 2 percent to match competitive moves and support product initiatives. In Europe, personal care sales decreased approximately 9 percent. Unfavorable currency effects negatively impacted net sales by more than 9 percent and net selling prices declined 4 percent. However, sales volumes rose about 5 percent. Child care sales volumes increased more than 10 percent and diaper volumes were up 4 percent overall, boosted by an 8 percent improvement in sales volumes of Huggies diapers in the Corporation’s four core European markets – the U.K., France, Italy and Spain.

In developing and emerging markets, personal care sales climbed 15 percent, driven by double-digit volume growth, reflecting strong performance in Asia and Latin America, along with higher selling prices, improved product mix and currency benefits.

•

Consumer tissue net sales increased 3.8 percent. Sales volumes grew 3 percent, net selling prices rose 2 percent and product mix improved 1 percent. However, currency effects were more than 2 percent unfavorable.

In North America, sales of consumer tissue products advanced approximately 7 percent, as sales volumes and net selling prices were both 3 percent higher and favorable product mix contributed an additional 1 percent. Sales comparisons benefited from continued strong growth in sales volumes of Scott bathroom tissue as well as recently implemented price increases for Cottonelle and Scott bathroom tissue and Viva and Scott paper towels. In Europe, consumer tissue sales decreased 5 percent. Sales volumes and net selling prices both rose about 1 percent, while product mix improved by approximately 2 percent, driven primarily by premium Andrex and Scottex bathroom tissue line extensions. Price increases averaging mid-single digits were implemented in a number of European markets during the quarter. Currency effects were more than 9 percent unfavorable for the quarter. Consumer tissue sales in developing and emerging markets improved 10 percent, with solid sales volume growth and higher selling prices in all regions accounting for most of the improvement.

•

Net sales for K-C Professional & Other increased 1.6 percent. Net selling prices rose 2 percent and favorable product mix contributed a similar amount, reflecting K-C Professional’s (“KCP”) strategies to improve revenue realization and enhance mix. KCP continues to successfully focus on more profitable market segments with distinctive, differentiated products such as Kleenex and Scottfold hand towels, WypAll X80 Towels, Kimtech wipers and offerings for the Do-It-Yourself channel. Overall sales volumes were unchanged, as global growth of 1 percent in KCP was offset by lower sales of other products. Unfavorable currency effects reduced net sales by approximately 2 percent.

•

Net sales of health care products increased 5.0 percent in the quarter. Higher sales volumes were responsible for the entire increase, driven by double-digit growth outside North America and strong performance in face masks, sterilization wrap and new Sterling Nitrile exam gloves. Improved selling prices and product mix both added about 1 percent to first quarter sales; however, these benefits were negated by weaker foreign currencies.

By Geography

(Millions of dollars)

Net Sales	2006	2005

North America	$2,367.8	$2,275.7
Outside North America	1,837.9	1,754.8
Intergeographic sales	(137.8)	(124.7)

Consolidated	$4,067.9	$3,905.8

Commentary:

•

Net sales in North America increased 4.0 percent, primarily because of the increased sales volumes for personal care and consumer tissue products, and improved net selling prices, primarily in consumer tissue, that more than offset the lower net selling prices for personal care.

•	Net sales outside North America increased 4.7 percent, primarily on the previously mentioned strength in the developing and emerging markets.

Analysis of Operating Profit

By Business Segment

(Millions of dollars)

Operating Profit	2006	2005

Personal Care	$300.2	$311.8
Consumer Tissue	209.0	203.2
K-C Professional & Other	95.9	101.1
Health Care	59.9	64.7
Other income (expense), net	(20.2)	(15.1)
Corporate & Other	(224.4)	(28.1)

Consolidated	$420.4	$637.6

Note:	For 2006, Corporate & Other and Other income (expense), net, include $197.7 million and $10.9 million, respectively, of charges for strategic cost reductions and other expenses not associated with the business segments.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
				Raw	Energy and
	Total		Net	Materials	Distribution
	Change	Volume	Price	Cost	Expense	Currency	Other (a)

Consolidated	(34)	9	6	(6)	(7)	-	(36	)(b)
Personal Care	(4)	13	(4)	(7)	(3)	1	(4)
Consumer Tissue	3	4	17	(5)	(13)	(1)	1
K-C Professonal & Other	(5)	3	12	(2)	(11)	(1)	(6)
Health Care	(7)	11	3	(9)	-	(5)	(7)

(a)	Includes higher marketing and general expenses, net of cost savings achieved.
(b)	Includes costs aggregating $208.6 million for the strategic cost reductions.

Consolidated operating profit in the first quarter of 2006 decreased $217.2 million or 34.1 percent from the prior year. This decline was primarily due to the $208.6 million of charges for strategic cost reduction programs related to the Corporation’s Competitive Improvement Initiatives. These charges (discussed later in this MD&A and in Note 3 to the Consolidated Financial Statements) are not included in the business segments. Another factor that negatively impacted operating profit was cost inflation of nearly $90 million. The total included about $35 million for raw materials other than fiber, driven by increases in the cost of polymer resins, superabsorbents and other oil-based materials, more than $30 million in energy costs, about $15 million in distribution costs as well as more than $5 million in higher fiber costs. As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006 the Corporation adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Adoption of SFAS 123R resulted in a charge of $8.6 million for stock option expense and a benefit of $3.9 million related to a change in accounting for estimated forfeitures of restricted shares and restricted share unit awards. Continued top-line growth and cost savings totaling about $45 million positively impacted first quarter operating results. Operating profit in the first quarter of 2005 included about $10 million from a favorable legal settlement; however, this benefit was offset by currency transaction losses and the negative effect of the devaluation of the Venezuelan bolivar.

•

Personal care segment operating profit declined 3.7 percent as the benefits of higher sales volumes and cost savings were more than offset by lower net selling prices and significant raw material cost inflation. First quarter 2005 included benefits from the previously mentioned favorable legal settlement. In both North America and Europe, lower net selling prices and raw materials cost inflation negated the benefits of cost savings. In the developing and emerging markets, operating profit grew on the strength of higher sales volumes and net selling prices.

•

Consumer tissue segment operating profit increased 2.9 percent from last year as the higher net selling prices and sales volumes more than offset higher raw material, energy and distribution costs. Operating profit in North America increased principally due to the higher net selling prices. However, operating profit in Europe declined primarily due to higher energy costs. Operating profit in the developing and emerging markets increased primarily on the strength of higher net selling prices.

•

Operating profit for K-C Professional & Other products decreased 5.1 percent primarily due to lower earnings on the other products included in this segment. KCP’s operating profit increased because the higher net selling prices and improved product sales mix more than offset higher energy related costs and increased marketing, research and general expenses.

•

Health care operating profit decreased 7.4 percent as the benefits of the higher sales volumes, increased net selling prices and cost savings were more than offset by higher materials and other manufacturing costs, and unfavorable currency impacts.

•

Other income (expense), net, for 2006 includes a loss on the sale of one of the properties disposed of as part of the strategic cost reductions. The effect of this loss was partially offset by lower foreign currency transaction losses in 2006 compared with 2005.

By Geography

(Millions of dollars)

Operating Profit	2006	2005

North America	$487.6	$533.8
Outside North America	177.4	147.0
Other income (expense), net	(20.2)	(15.1)
Corporate & Other	(224.4)	(28.1)

Consolidated	$420.4	$637.6

Note:	For 2006, Corporate & Other and Other income (expense), net, include $197.7 million and $10.9 million, respectively, of charges for strategic cost reductions and other expenses not associated with the business segments.

Commentary:

•	Operating profit in North America decreased 8.7 percent primarily due to lower earnings in personal care and higher general expenses.

•	Operating profit outside North America increased 20.7 percent primarily due to higher profit in Asia and Latin America, in both personal care and consumer tissue.

Competitive Improvement Initiatives

During the first quarter of 2006, the Corporation made further progress implementing the strategic cost reductions that will support the targeted growth investments announced in July 2005. As previously disclosed, the Corporation plans to reduce costs by streamlining manufacturing and administrative operations, primarily in North America and Europe, creating an even more competitive platform for growth and margin improvement.

Pretax charges totaling $209 million (approximately $155 million after tax) related to these cost reduction initiatives were recorded in the first quarter. A majority of the pretax charges were noncash, primarily for accelerated depreciation and asset write-offs. Major components of the charges were for consolidation of North Atlantic feminine and adult care and North American infant and child care operations as well as cost structure improvements in Europe and Latin America.

Since inception of the initiatives, employees have been notified about workforce reductions and other actions at 18 of the approximately 24 facilities slated for sale, closure or streamlining as part of the cost reduction initiatives, and pretax charges of $437 million (about $323 million after tax) have been recorded. The Corporation currently expects to incur cumulative pretax charges of $1.0 to $1.1 billion ($700 to $775 million after tax) through the end of 2008 that will yield annual pretax savings of at least $350 million in 2009. See Note 3 to the Consolidated Financial Statements for additional detail on the costs recorded in the first quarter.

Savings of approximately $15 million were realized in the first quarter of 2006. Based upon results for the first quarter and plans for the balance of the year, the Corporation now expects to achieve at least $100 million of savings in 2006, an increase from its previous target for savings of $80 to $100 million. Pretax charges for the full year are expected to total approximately $550 million.

The strategic cost reductions are corporate decisions and are not included in the business segments’ operating profit performance. See Note 10 to the Consolidated Financial Statements for the detail of the strategic cost reductions by business segment. Certain actions yet to be announced for the strategic cost reductions are still being evaluated. Accordingly, it is difficult at this time to estimate the total costs to be incurred by business segment over the life of the initiatives. The first quarter 2006 charges have been recorded in cost of products sold ($155.7 million), marketing, research and general expenses ($42.0 million) and other (income) expense, net ($10.9 million).

Additional Income Statement Commentary

•

Nonoperating expense of $15.8 million for the first quarter of 2006 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 5 to the Consolidated Financial Statements.

•

Under the Internal Revenue Code, the ability to use tax credits from the production of synthetic fuel is phased-out when the average annual domestic price of oil exceeds certain statutory amounts. The average annual domestic price for 2006 is estimated to result in a partial phase-out of the tax credits. These estimates will be updated as the year progresses, and may result in an adjustment in subsequent quarters of the credits recognized in the first quarter of 2006.

•	Interest expense increased 23.7 percent primarily due to higher average interest rates.

•

The Corporation’s effective income tax rate was 27.8 percent in 2006 compared with 21.2 percent in 2005. A lower level of synthetic fuel tax benefits and related nonoperating expense than in the prior year was the main reason the first quarter effective tax rate increased from 2005.

•

The Corporation’s share of net income of equity affiliates increased 14.4 percent primarily due to higher earnings at Kimberly-Clark de Mexico, S.A. de C.V. (“KCM”). KCM’s results were driven by higher sales volumes and higher net selling prices. KCM’s earnings were affected by higher currency losses offset by a lower tax rate in 2006 compared with 2005.

•

Minority owners’ share of subsidiaries’ net income increased 5.4 percent, primarily due to higher earnings of the Corporation’s subsidiaries in Korea and Brazil, partially offset by charges for strategic cost reductions in Ecuador.

•

As a result of the Corporation’s ongoing share repurchase program, the average number of common shares outstanding declined, benefiting first quarter 2006 results by $.03 per share compared with last year.

Liquidity and Capital Resources

•

Cash provided by operations for the first three months of 2006 decreased $89.5 million compared with 2005, primarily due to cash payments related to implementing the strategic cost reductions and increased cash contributions to pension trusts outside the U.S.

•

Capital spending in the first quarter of 2006 was $179.1 million. Since the Corporation expects that capital spending will accelerate as the year progresses, its target for the full year remains $900 million to $1.0 billion.

•

During the first three months of 2006, the Corporation repurchased 2.3 million shares of its common stock at a cost of approximately $135 million. The Corporation continues to target total share repurchases of $750 million for the year.

•	At March 31, 2006, total debt and preferred securities was $4.5 billion compared to $4.6 billion at December 31, 2005.

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

Business Outlook

Under its Global Business Plan, the Corporation believes that it is focused on the right strategies to deliver sustainable top- and bottom-line growth and improve returns to shareholders. Over the balance of this year and beyond, the Corporation expects to continue to bring insight-driven innovation to markets across all its businesses and drive strong growth in developing and emerging markets. The Corporation also intends to continue to take costs out of the system. However, the Corporation now believes that inflation in 2006 will be greater than its original planning assumptions, primarily due to recent increases in fiber and oil costs. As a result of aggressive actions to reduce costs, the Corporation also expects to generate a higher level of savings than originally planned, which should enable it to fully offset the additional inflationary pressures.

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

For a description of these and other factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 entitled “Risk Factors.”

Item 4. Controls and Procedures.

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs. All share repurchases by the Corporation were made through brokers in the open market. During 2006, the Corporation anticipates purchasing $750 million of its common stock. The following table contains information for shares repurchased during the first quarter of 2006. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

			Cumulative	Remaining
			Number of	Shares That
Period	Shares Purchased (1)	Average Cost	Shares Purchased	May Be
(2006)		Per Share	Pursuant To The Plan	Repurchased

January 1 to 31	926,000	$59.89	5,757,000	44,243,000
February 1 to 28	622,000	58.09	6,379,000	43,621,000
March 1 to 31	737,000	59.04	7,116,000	42,884,000

Total	2,285,000

(1)

All share repurchases during the three months ended March 31, 2006 were made pursuant to a share repurchase program authorized by the Corporation’s board of directors on September 15, 2005, which allowed for the repurchase of 50 million shares in an amount not to exceed $5.0 billion.

In addition, during January and February 2006, 749 shares at a cost of $43,869 and 1,796 shares at a cost of $104,292, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards. No shares were purchased during March 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2006 Annual Meeting of Stockholders was held on Thursday, April 27, 2006, at the Four Seasons Resort and Club, 4150 North MacArthur Boulevard, Irving, Texas. Represented at the meeting in person or by proxy were 405,483,347 shares of common stock, or more than 87.9 percent of all shares of common stock outstanding.

Following is a list of directors elected to three-year terms expiring in 2009 and the corresponding vote tabulation for the shares represented at the meeting. Of the shares represented at the meeting, at least 97.4 percent voted for each nominee. There were no broker non-votes with respect to this matter.

		Votes
Nominee	Votes For	Withheld

Dennis R. Beresford	398,016,712	7,466,635
Abelardo E. Bru	398,416,706	7,066,641
Thomas J. Falk	394,796,810	10,686,537
Mae C. Jemison, M.D.	396,714,328	8,769,019

The Corporation’s other directors are John R. Alm, John F. Bergstrom, Pastora San Juan Cafferty, Robert W. Decherd, Claudio X. Gonzalez, Linda Johnson Rice, Marc J. Shapiro and G. Craig Sullivan.

The stockholders also voted on five proposals at the Annual Meeting. The following table shows the vote tabulation for the shares represented at the meeting:

		Votes		Broker
Proposal	Votes For	Against	Abstain	Non-votes

Corporation Proposal

Approval of Auditors	396,565,633	6,059,326	2,858,388

Stockholder Proposals

Regarding Classified Board	274,822,977	77,591,275	4,277,584	48,791,511

Regarding Adoption of Global Human Rights
Standards Based on International Labor Conventions	26,723,119	288,947,752	41,020,965	48,791,511

Regarding Majority Voting	212,392,238	139,251,882	5,047,716	48,791,511

Requesting a Report on Sustainable Forestry
Practices	26,293,393	296,149,089	34,249,321	48,791,544

Item 6. Exhibits.

(a)	Exhibits

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

May 5, 2006

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