Form 10-Q
period 2006-08-08
KIMBERLY CLARK CORP
filed 2006-08-08
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, there were 458,203,544 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of dollars, except per share amounts)	2006	2005	2006	2005

Net Sales	$4,161.4	$3,987.1	$8,229.3	$7,892.9
Cost of products sold	2,873.8	2,664.5	5,788.6	5,263.7

Gross Profit	1,287.6	1,322.6	2,440.7	2,629.2
Marketing, research and general expenses	741.9	688.1	1,454.4	1,342.0
Other (income) and expense, net	1.6	(1.7)	21.8	13.4

Operating Profit	544.1	636.2	964.5	1,273.8
Nonoperating expense	(7.6)	(47.9)	(23.4)	(94.2)
Interest income	6.6	8.3	13.0	14.3
Interest expense	(55.1)	(46.3)	(109.4)	(90.2)

Income Before Income Taxes and
Equity Interests	488.0	550.3	844.7	1,103.7
Provision for income taxes	(131.0)	(140.8)	(230.3)	(258.0)

Income Before Equity Interests	357.0	409.5	614.4	845.7
Share of net income of equity companies	42.9	32.3	81.9	66.4
Minority owners’ share of subsidiaries’ net
income	(22.3)	(20.0)	(43.6)	(40.2)

Net Income	$377.6	$421.8	$652.7	$871.9

Per Share Basis:

Net Income

Basic	$.82	$.88	$1.42	$1.82

Diluted	$.82	$.88	$1.41	$1.81

Cash Dividends Declared	$.49	$.45	$.98	$.90

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
(Millions of dollars)	2006	2005

ASSETS

Current Assets
Cash and cash equivalents	$337.4	$364.0
Accounts receivable	2,219.9	2,101.9
Inventories	1,868.8	1,752.1
Other current assets	558.4	565.1
Total Current Assets	4,984.5	4,783.1

Property	14,960.3	14,616.2
Less accumulated depreciation	7,504.8	7,121.5
Net Property	7,455.5	7,494.7

Investments in Equity Companies	479.6	457.8

Goodwill	2,734.8	2,685.6

Other Assets	880.5	882.0
	$16,534.9	$16,303.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,130.4	$1,222.5
Accounts payable	1,334.5	1,354.3
Accrued expenses	1,450.6	1,399.6
Other current liabilities	636.4	666.5
Total Current Liabilities	4,551.9	4,642.9

Long-Term Debt	2,539.3	2,594.7
Noncurrent Employee Benefit and Other Obligations	1,873.5	1,782.6
Deferred Income Taxes	505.2	572.9
Minority Owners’ Interests in Subsidiaries	404.8	394.5
Preferred Securities of Subsidiary	775.0	757.4
Stockholders’ Equity	5,885.2	5,558.2
	$16,534.9	$16,303.2

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

(Unaudited)

	Six Months
	Ended June 30
(Millions of dollars)	2006	2005

Operating Activities
Net income	$652.7	$871.9
Depreciation and amortization	499.6	385.0
Changes in operating working capital	(71.9)	(185.0)
Deferred income tax provision	(99.8)	(31.3)
Net losses on asset dispositions	74.0	7.9
Equity companies’ earnings in excess of dividends paid	(48.1)	(39.3)
Minority owners’ share of subsidiaries’ net income	43.6	40.2
Postretirement benefits	30.7	21.4
Other	37.9	11.9

Cash Provided by Operations	1,118.7	1,082.7

Investing Activities
Capital spending	(398.6)	(262.0)
Proceeds from sales of investments	17.4	14.9
Proceeds from dispositions of property	24.7	12.5
Net decrease (increase) in time deposits	17.0	(8.2)
Investments in marketable securities	(18.7)	-
Other	(7.1)	(14.7)

Cash Used for Investing	(365.3)	(257.5)

Financing Activities
Cash dividends paid	(434.5)	(410.7)
Net decrease in short-term debt	(111.5)	(4.9)
Proceeds from issuance of long-term debt	31.4	19.8
Repayments of long-term debt	(62.8)	(99.1)
Proceeds from exercise of stock options	106.1	103.1
Acquisitions of common stock for the treasury	(301.1)	(534.8)
Other	(11.2)	(11.2)

Cash Used for Financing	(783.6)	(937.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.6	(15.3)

Increase in Cash and Cash Equivalents	(26.6)	(127.9)

Cash and Cash Equivalents, beginning of year	364.0	594.0

Cash and Cash Equivalents, end of period	$337.4	$466.1

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

Note 2. Stock-Based Compensation

The Corporation has a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan (the “Plans”), under which it currently grants awards of stock options and restricted shares to employees and awards of restricted share units to employees and outside directors. As of June 30, 2006, the number of shares of common stock available for stock option and restricted share awards under the Plans aggregated 24.8 million shares. Stock options are granted to employees at an exercise price equal to the market value of the underlying common stock on the date of grant. The Corporation’s employee stock options have a term of 10 years and are subject to graded vesting whereby options vest 30 percent at the end of each of the first two 12 month periods following the grant and 40 percent at the end of the third 12 month period. Nearly all awards are in the form of stock options or restricted share units. Restricted shares, time-based restricted share units and performance-based restricted share units generally vest over three to five years. The number of performance-based share units actually awarded ranges from zero to 150 percent based on improvement in return on invested capital during the three years in relation to a previously established target. At the time stock options are exercised or restricted shares and restricted share units vest, common stock is issued from the Corporation’s accumulated treasury shares. Cash dividends are paid on restricted shares, and dividend equivalents are paid or credited on restricted share units, on the same date and at the same rate as dividends are paid on the Corporation’s common stock. These cash dividends and dividend equivalents, net of estimated forfeitures, are charged to retained earnings. Previously paid cash dividends on subsequently forfeited restricted share units are charged to compensation expense.

Prior to January 1, 2006, the Corporation accounted for these Plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. No employee compensation cost for stock options was recognized in the Consolidated Income Statement for periods prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost is recognized in the periods after adoption for (i) all stock option awards granted or modified after December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and (ii) all stock options granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value

Note 2. (Continued)

estimated in accordance with the original provisions of SFAS 123. Results for prior periods were not restated. Also in connection with the adoption of SFAS 123R, approximately $37 million was reclassified from accrued liabilities to additional paid-in capital, as accrued compensation for unvested restricted share units does not meet the definition of a liability under SFAS 123R.

Stock-based employee compensation cost of $21.6 million and $36.1 million was recognized for the three and six months ended June 30, 2006, respectively. Related income tax benefits of $7.2 million and $12.5 million were recognized for the three and six months ended June 30, 2006, respectively. The compensation cost for the six months ended June 30, 2006 is net of a cumulative pretax adjustment of $3.9 million resulting from a change in estimating the forfeiture rate for unvested restricted share and restricted share unit awards as of January 1, 2006 as required by SFAS 123R.

As a result of adopting SFAS 123R, the Corporation’s income before income taxes for the three and six months ended June 30, 2006 was $10.9 million and $15.6 million lower, respectively, than had it continued to account for stock-based compensation under APB 25. Also, the Corporation’s net income for the three and six months ended June 30, 2006 was $7.3 million and $10.5 million lower, respectively, than had it continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the three and six month periods ended June 30, 2006 are lower than if the Corporation had continued to account for the stock-based compensation under APB 25 as shown below:

	Three Months Ended	Six Months Ended
Reduction in Earnings Per Share:	June 30, 2006	June 30, 2006
Basic	$0.02	$0.02
Diluted	$0.02	$0.03

The Corporation recognized stock-based compensation costs of $11.9 million and $16.1 million for the three and six months ended June 30, 2005, respectively. This compensation cost was for restricted shares and restricted share units only.

The fair value of employee stock option awards granted on or after January 1, 2006 was determined using a Black-Scholes-Merton option-pricing formula utilizing a range of assumptions related to dividend yield, volatility, risk-free interest rate, and employee exercise behavior. Dividend yield is based on historical experience and expected future dividend actions. Expected volatility is based on a blend of historical volatility and implied volatility from traded options on the Corporation’s common stock. Prior to January 1, 2006, volatility was based on historical experience only. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Corporation estimates forfeitures based on historical data.

The weighted-average fair value of the options granted for the three and six months ended June 30, 2006 was $10.10 per option for both periods, based on the following assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Dividend yield	3.50%	3.50%
Volatility	17.45%	17.46%
Risk-free interest rate	5.04%	5.04%
Expected life – years	6.0	6.0

Note 2. (Continued)

As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, and restricted shares and restricted share units aggregated $54.3 million and $67.7 million, respectively, which will be amortized over the weighted-average service period of 1.2 years and 2.5 years, respectively.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Corporation has elected to adopt the shortcut method provided in the FASB Staff Position for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS 123R. The short-cut method includes simplified procedures to establish the beginning balance of the pool of excess tax benefits (the “APIC Pool”) and to determine the subsequent effect on the APIC Pool and Cash Flow Statements of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, all tax benefits from deductions resulting from the exercise of stock options and the vesting of restricted shares and restricted share units were presented as operating cash flows in the Cash Flow Statement. SFAS 123R requires the cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. Excess tax benefits aggregating $8.3 million were classified as a financing cash inflow for the six months ended June 30, 2006. As required by SFAS 123R, the prior period cash flow statement was not restated.

In prior periods, the Corporation had calculated pro forma employee compensation cost for stock options on an accelerated method required by SFAS 123. The Corporation elected, for all stock option awards granted on or after January 1, 2006, to recognize employee compensation cost on a straight-line basis over the requisite service period for the entire award as permitted by SFAS 123R.

The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS 123 to stock options granted prior to January 1, 2006. For purposes of this pro forma disclosure, the value of the options was determined using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

Note 2. (Continued)

	Three Months Ended	Six Months Ended
(Millions of dollars, except per share amounts)	June 30, 2005	June 30, 2005

Net income, as reported	$421.8	$871.9

Add: Stock-based compensation expense
included in reported net income, net of
income taxes	7.5	10.2
Less: Stock-based compensation expense
determined under the fair value requirements
of SFAS 123, net of income taxes	(21.1)	(31.7)

Pro forma net income	$408.2	$850.4

Earnings per share
Basic – As reported	$.88	$1.82
Basic – Pro forma	$.85	$1.78

Diluted – As reported	$.88	$1.81
Diluted – Pro forma	$.85	$1.76

Note 3. Strategic Cost Reductions

In July 2005, the Corporation authorized a multi-year program to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe.

The strategic cost reductions commenced in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008. Based on current estimates, the strategic cost reductions are expected to result in cumulative charges of approximately $1.0 to $1.1 billion before tax ($700 - $775 million after tax) over that three and one-half year period.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees. Since the inception of the strategic cost reductions, a net workforce reduction of more than 1,600 has occurred. Approximately 20 manufacturing facilities, or 17 percent of the Corporation’s worldwide total, are expected to be sold or closed and an additional 4 facilities are expected to be streamlined. As of June 30, 2006, charges have been recorded related to cost reduction initiatives for 21 facilities.

Note 3. (Continued)

In connection with the strategic cost reductions, charges totaling $89.4 million were incurred in the second quarter of 2006; $60.1 million after tax. Year-to-date charges total $298.0 million; $215.3 million after tax. The following table outlines the noncash charges totaling $59.3 million for the second quarter and $183.4 million year-to-date.

	Three Months Ended	Six Months Ended
(Millions of dollars)	June 30, 2006	June 30, 2006

Incremental depreciation and amortization	$56.2	$134.4
Asset write-offs	2.5	37.7
Loss on asset dispositions	.6	11.3
Noncash charges	$59.3	$183.4

The following table summarizes the charges recorded for workforce reductions and other cash charges and reconciles such charges to accrued expenses at June 30, 2006:

Six Months Ended
(Millions of dollars)	June 30, 2006
Accrued expenses at December 31, 2005	$28.2
Charges for workforce reductions	95.0
Other cash charges	18.1
Cash payments	(81.7)
Currency	.1

Accrued expenses at June 30, 2006	$59.7

During the three month and six month periods ended June 30, 2006, the Corporation also recorded charges for special pension benefits aggregating $1.2 million and $1.5 million, respectively.

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

Costs of the initiatives have not been recorded at the business segment level, as the strategic cost reductions are corporate decisions. The second quarter 2006 charges have been recorded in cost of products sold ($66.4 million) and marketing, research and general expenses ($23.0 million)

Note 3. (Continued)

partially offset by the effects included in the provision for income taxes ($29.3 million) and minority owners’ share of subsidiaries’ net income ($0.2 million). The year-to-date 2006 charges have been recorded in cost of products sold ($222.1 million), marketing, research and general expenses ($65.0 million) and other (income) expense, net ($10.9 million), partially offset by the effects included in the provision for income taxes ($82.7 million) and minority owners’ share of subsidiaries’ net income ($1.4 million). See Note 10 for additional information on the strategic cost reductions by business segment.

Actual pretax charges recorded for the three months ended June 30, 2006 for the strategic cost reductions relate to activities in the following geographic areas:

(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation and amortization	$39.1	$10.8	$6.3	$56.2
Asset write-offs	.9	1.6	-	2.5
Charges for workforce reductions	17.5	1.3	.4	19.2
Loss on asset disposals and other charges	10.1	1.1	.3	11.5

Total charges	$67.6	$14.8	$7.0	$89.4

Actual pretax charges recorded for the six months ended June 30, 2006, for the strategic cost reductions relate to activities in the following geographic areas:

(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation and amortization	$77.6	$38.4	$18.4	$134.4
Asset write-offs	23.5	14.0	.2	37.7
Charges for workforce reductions	25.4	65.4	5.7	96.5
Loss on asset disposals and other charges	18.0	11.2	.2	29.4

Total charges	$144.5	$129.0	$24.5	$298.0

Note 4.  Inventories

The following schedule presents inventories by major class as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(Millions of dollars)	2006	2005

At lower of cost on the First-In, First-Out (FIFO) method or market:
Raw materials	$369.0	$338.9
Work in process	276.0	236.7
Finished goods	1,188.3	1,128.9
Supplies and other	238.2	232.3
	2,071.5	1,936.8
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(202.7)	(184.7)

Total	$1,868.8	$1,752.1

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

FIFO cost of total inventories on the LIFO method was $857.6 million at both June 30, 2006 and December 31, 2005.

Note 5. Synthetic Fuel Partnerships

The Corporation has minority interests in two synthetic fuel partnerships. The production of synthetic fuel results in pretax losses that are reported as nonoperating expense on the Corporation’s Consolidated Income Statement. The production of synthetic fuel results in tax credits as well as tax deductions for the nonoperating losses, which reduce the Corporation’s income tax expense. The effects of those losses and benefits for 2006 and 2005 are shown in the following table:

	Three Months Ended June 30
(Millions of dollars)	2006		2005

Nonoperating expense		$(7.6)		$(47.9)
Tax credits	$6.6		$45.4
Tax benefit of nonoperating expense	2.6	9.2	16.8	62.2
Net synthetic fuel benefit		$1.6		$14.3

Per share basis – diluted		$-		$.03

	Six Months Ended June 30
(Millions of dollars)	2006		2005

Nonoperating expense		$(23.4)		$(94.2)
Tax credits	$20.4		$88.7
Tax benefit of nonoperating expense	8.3	28.7	33.0	121.7
Net synthetic fuel benefit		$5.3		$27.5

Per share basis – diluted		$.01		$.06

Note 6.  Employee Postretirement Benefits

The table below presents the interim period disclosure required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits.

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended June 30
(Millions of dollars)	2006	2005	2006	2005

Service cost	$21.8	$18.3	$3.3	$3.8
Interest cost	73.8	74.2	11.4	11.4
Expected return on plan assets	(84.5)	(80.7)	-	-
Recognized net actuarial loss	25.0	22.8	.7	.6
Other	3.1	2.9	.9	.4

Net periodic benefit cost	$39.2	$37.5	$16.3	$16.2

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Six Months Ended June 30
(Millions of dollars)	2006	2005	2006	2005

Service cost	$43.7	$41.3	$7.5	$8.0
Interest cost	148.2	147.3	23.5	23.5
Expected return on plan assets	(167.8)	(161.6)	-	-
Recognized net actuarial loss	50.2	45.5	2.0	1.9
Other	5.3	4.4	1.7	.6

Net periodic benefit cost	$79.6	$76.9	$34.7	$34.0

During the first and second quarters of 2006, the Corporation made cash contributions of approximately $39 million and $10 million, respectively, to its pension trusts outside the U.S. During the first and second quarters of 2005, the Corporation made cash contributions of approximately $11 million and $40 million, respectively, to its pension trusts outside the U.S. The Corporation currently anticipates contributing about $80 million for the full year 2006 to its pension trusts outside the U.S.

Note 7. Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share (“EPS”). The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

	Average Common Shares Outstanding
	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of shares)	2006	2005	2006	2005

Basic	459.0	477.5	459.7	479.0
Dilutive effect of stock options	.5	3.0	.7	3.2
Dilutive effect of restricted stock awards	1.3	.7	1.0	.7

Diluted	460.8	481.2	461.4	482.9

Options outstanding during the three- and six-month periods ended June 30, 2006 to purchase 18.1 million and 18.2 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

Options outstanding during the three- and six-month periods ended June 30, 2005 to purchase 5.4 million and 5.3 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

The number of common shares outstanding as of June 30, 2006 and 2005 was 458.3 million and 476.6 million, respectively.

Note 8. Stockholders’ Equity

The following tables present the activity of the Corporation’s stock-based compensation plans for the six-month period ended June 30, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Shares	Exercise	Contractual
Stock Options	(000’s)	Price	Term

Outstanding at January 1, 2006	32,622	$56.99
Granted	4,753	58.73
Exercised	(2,258)	46.97
Forfeited or expired	(379)	62.72
Outstanding at June 30, 2006	34,738	57.82	5.7
Exercisable at June 30, 2006	25,556	56.92	4.5

The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $10.2 million and $28.4 million, respectively.

			Time-Based		Performance-Based
	Restricted Shares		Restricted Share Units		Restricted Share Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Grant-Date	Shares	Grant-Date	Shares	Grant-Date
Other Stock-Based Awards	(000’s)	Fair Value	(000’s)	Fair Value	(000’s)	Fair Value

Nonvested at January 1, 2006	624	$51.82	873	$58.95	467	$62.82
Granted	-	-	285	58.79	252	58.73
Vested	-	-	(13)	61.59	-	-
Forfeited	(24)	48.44	(23)	61.00	(16)	62.70
Nonvested at June 30, 2006	600	51.98	1,122	58.86	703	61.36

Note 9.  Comprehensive Income

Comprehensive income includes all changes in equity during the periods except those resulting from investments by and distributions to stockholders.

The following schedule presents the components of comprehensive income:

	Six Months Ended
	June 30
(Millions of dollars)	2006	2005

Net income	$652.7	$871.9
Unrealized currency translation adjustments, net of tax	232.9	(310.2)
Deferred (losses) gains on cash flow hedges, net of tax	(8.1)	17.0
Unrealized holding losses on marketable securities	(.1)	-

Comprehensive income	$877.4	$578.7

Net unrealized currency gains or losses resulting from the translation of assets and liabilities of

non-U.S. subsidiaries, except those in highly inflationary economies, are accumulated in a separate section of stockholders’ equity. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in stockholders’ equity rather than income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from stockholders’ equity and reported as part of the gain or loss on the sale or liquidation.

Also included are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

The net unrealized currency translation adjustment for the six months ended June 30, 2006 is primarily due to a weakening of the U.S. dollar versus the euro.

Note 10.  Description of Business Segments

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care; Consumer Tissue; K-C Professional & Other; and Health Care. The reportable segments were determined in accordance with how the Corporation’s executive managers develop and execute the Corporation’s global strategies to drive growth and profitability of the Corporation’s worldwide Personal Care, Consumer Tissue, K-C Professional & Other and Health Care operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other income and (expense), net; income and expense not associated with the business segments; and the costs of corporate decisions related to the strategic cost reductions described in Note 3. Corporate & Other includes the costs of the strategic cost reductions.

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

The K-C Professional & Other segment manufactures and markets facial and bathroom tissue, paper towels, napkins, wipers and other products to the away-from-home marketplace. Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, Kimwipes, WypAll, Surpass and other brand names.

The Health Care segment manufactures and markets health care products such as surgical gowns, drapes, infection control products, sterilization wrap, disposable face masks and exam gloves, respiratory products and other disposable medical products. Products in this segment are sold under the Kimberly-Clark, Safeskin, Tecnol, Ballard and other brand names.

The following schedule presents information concerning consolidated operations by business segment.

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2006	2005	2006	2005

NET SALES:

Personal Care	$1,715.1	$1,601.6	$3,340.1	$3,134.5
Consumer Tissue	1,434.4	1,422.9	2,931.6	2,864.6
K-C Professional & Other	681.7	651.5	1,313.2	1,273.0
Health Care	340.1	308.6	661.9	615.1
Corporate & Other	7.7	7.8	16.7	15.6
Intersegment sales	(17.6)	(5.3)	(34.2)	(9.9)

Consolidated	$4,161.4	$3,987.1	$8,229.3	$7,892.9

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2006	2005	2006	2005

OPERATING PROFIT (reconciled to income before
income taxes):

Personal Care	$328.4	$315.0	$628.6	$626.8
Consumer Tissue	177.6	203.4	386.6	406.6
K-C Professional & Other	106.1	104.0	202.0	205.1
Health Care	66.1	55.3	126.0	120.0
Other income and (expense), net	(1.6)	1.7	(21.8)	(13.4)
Corporate & Other	(132.5)	(43.2)	(356.9)	(71.3)

Total Operating Profit	544.1	636.2	964.5	1,273.8

Nonoperating expense	(7.6)	(47.9)	(23.4)	(94.2)
Interest income	6.6	8.3	13.0	14.3
Interest expense	(55.1)	(46.3)	(109.4)	(90.2)

Income Before Income Taxes	$488.0	$550.3	$844.7	$1,103.7

Note:	Corporate & Other and Other income and (expense), net include the following amounts of pretax charges for the strategic cost reductions.

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2006	2005	2006	2005
Corporate & Other	$(89.4)	$-	$(287.1)	$-

Other income and (expense),
net	-	-	(10.9)	-

The following table presents the pretax charges for the strategic cost reductions related to activities in the Corporation’s business segments:

	Three Months	Six Months
	Ended June 30	Ended June 30
(Millions of dollars)	2006	2006

Personal Care	$56.3	$171.9
Consumer Tissue	16.8	79.8
K-C Professional & Other	4.0	10.7
Health Care	12.3	24.7

Total	$89.4	$287.1

Total pretax charges that are expected to be incurred for the strategic cost reductions by business segment are: Personal Care - $540 million; Consumer Tissue - $240 million; K-C Professional & Other - $140 million; and Health Care - $150 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects.  The following will be discussed and analyzed:

•	Overview of Second Quarter 2006 Results

•	Business Segments

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Pronouncement

•	Environmental Matters

•	Business Outlook

Overview of Second Quarter 2006 Results

Despite continued significant inflationary pressures, the Corporation delivered net sales and earnings per share in line with its objectives.

•	Net sales increased 4.4 percent.

•	Improvement was due to 2 percent higher net selling prices and improvement in sales volumes and product mix of 1 percent each.

•	Operating profit decreased 14.5 percent and earnings per share declined 6.8 percent.

•	Net sales growth and cost savings did not overcome significant cost inflation and charges for strategic cost reductions.

•	Cash provided by operations was $599.8 million.

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

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s second quarter and first six months of 2006 net sales, operating profit and other information relevant to an understanding of the results of operations.

Second Quarter of 2006 Compared With Second Quarter of 2005

Analysis of Net Sales

By Business Segment

(Millions of dollars)

Net Sales	2006	2005

Personal Care	$1,715.1	$1,601.6
Consumer Tissue	1,434.4	1,422.9
K-C Professional & Other	681.7	651.5
Health Care	340.1	308.6
Corporate & Other	7.7	7.8
Intersegment sales	(17.6)	(5.3)

Consolidated	$4,161.4	$3,987.1

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net		Mix/
	Change	Growth	Price	Currency	Other

Consolidated	4	1	2	-	1

Personal Care	7	6	-	1	-
Consumer Tissue	1	(4)	4	-	1
K-C Professional & Other	5	-	3	-	2
Health Care	10	7	1	-	2

Consolidated net sales were 4.4 percent higher than in 2005. The increase in second quarter net sales reflects broadly higher net selling prices, up 2 percent overall, and favorable product mix of 1 percent. Sales in developing and emerging markets continued to expand at a double-digit rate. The Corporation also achieved volume growth for its infant, child and incontinence care brands in North America and for health care globally; however, sales volumes of consumer tissue products in North America and Europe declined. In total, sales volumes were up 1 percent while currency effects were neutral compared with the prior year.

•

Personal care net sales advanced 7.1 percent from last year, primarily driven by sales volume growth of approximately 6 percent, along with currency benefits of 1 percent. Net selling prices were essentially even with the prior year.

Personal care net sales in North America increased about 6 percent compared with the second quarter of 2005. Sales volumes were up more than 6 percent, with growth in most categories. Huggies baby wipes and toiletries and Pull-Ups training pants posted double-digit volume gains, while incontinence care and infant care sales volumes rose at high single-digit rates. Although sales volumes of Kotex feminine care products were below last year’s levels, shipments increased somewhat compared with the first quarter. Currency effects added 1 percent to net sales, while net selling prices decreased about 1 percent to match competitive activity and support product initiatives. In Europe, personal care net sales decreased approximately 6 percent. Sales volumes were down about 4 percent, primarily related to the timing of promotional activities for the Corporation’s infant and child care brands. Overall diaper volumes were down 2 percent, with sales volumes of Huggies diapers about the same as the prior year in the Corporation’s four core European markets – the U.K., France, Italy and Spain. Net selling prices in the region were unchanged and currency effects reduced net sales by 2 percent. In developing and emerging markets, personal care net sales advanced 12 percent, with particular strength in North Asia, Latin America, and the Middle East, Africa and Eastern Europe. Higher sales volumes and prices, better product mix and currency benefits all contributed to the increase.

•

Consumer tissue net sales increased .8 percent. Net selling prices were up approximately 4 percent, mainly as a result of price increases in North America and Europe, while favorable product mix contributed an additional 1 percent. These improvements, however, were mostly offset by volume declines in the two regions following the price increases.

In North America, second quarter net sales of consumer tissue products rose approximately 1 percent, as net selling prices were about 5 percent higher, while sales volumes declined by 4 percent. Pricing benefited from increases implemented early in the second quarter for Kleenex facial tissue and during the first quarter for Cottonelle and Scott bathroom tissue and Viva and Scott paper towels. The reduction in sales volumes was primarily attributable to lower sales of Kleenex facial tissue. As expected, category volumes softened for a period of time in reaction to the price increase. In Europe, consumer tissue net sales decreased 5 percent, including negative currency effects of 2 percent. Net selling prices increased about 4 percent, as the Corporation successfully implemented price increases in a number of European markets so far this year. Product mix also improved by 1 percent. Sales volumes, however, decreased approximately 8 percent, which the Corporation believes is a temporary consequence of its disciplined approach to implementing the price increases. Consumer tissue net sales in developing and emerging markets improved 8 percent. Net sales grew in all regions, with higher sales volumes, net selling prices and product mix accounting for virtually all of the improvement.

•

Net sales of K-C Professional & Other products increased 4.6 percent above the year-ago quarter, primarily driven by more than 3 percent higher net selling prices, along with favorable product mix of approximately 1 percent. K-C Professional’s key strategies to improve revenue realization and shift volume to more profitable market segments with distinctive, differentiated products such as Kleenex and Scottfold hand towels, WypAll X80 Towels, Kimtech wipers and offerings for the Do-It-Yourself channel continued to deliver overall net sales growth.

•

Net sales of health care products increased 10.2 percent. Sales volumes rose more than 7 percent, on the strength of broad-based growth in face masks, sterilization wrap, medical devices and new Sterling Nitrile exam gloves. Favorable product mix benefited second quarter sales by 2 percent and higher net selling prices contributed an additional 1 percent.

By Geography

(Millions of dollars)

Net Sales	2006	2005

North America	$2,427.9	$2,342.3
Outside North America	1,872.8	1,788.9
Intergeographic sales	(139.3)	(144.1)

Consolidated	$4,161.4	$3,987.1

Commentary:

•

Net sales in North America increased 3.7 percent primarily because of the increased sales volumes for personal care products and the higher net selling prices for consumer tissue, partially offset by the lower consumer tissue sales volumes.

•

Net sales outside of North America increased 4.7 percent primarily due to the previously mentioned strength in the developing and emerging markets, tempered by the lower net sales for European personal care and consumer tissue products.

Analysis of Operating Profit

By Business Segment

(Millions of dollars)

Operating Profit	2006	2005

Personal Care	$328.4	$315.0
Consumer Tissue	177.6	203.4
K-C Professional & Other	106.1	104.0
Health Care	66.1	55.3
Other income and (expense), net	(1.6)	1.7
Corporate & Other	(132.5)	(43.2)

Consolidated	$544.1	$636.2

Note:	For 2006, Corporate & Other includes $89.4 million of charges for strategic cost reductions, and other expenses not associated with the business segments.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
				Raw	Energy and
	Total		Net	Materials	Distribution
	Change	Volume	Price	Cost	Expense	Currency	Other(a)

Consolidated	(14)	5	12	(6)	(10)	2	(17	)(b)

Personal Care	4	11	(2)	(7)	(5)	2	5
Consumer Tissue	(13)	(7)	27	(4)	(17)	-	(12)
K-C Professional & Other	2	4	20	(3)	(10)	2	(11)
Health Care	20	19	7	(10)	(3)	(2)	9

(a)	Includes higher marketing and general expenses, net of cost savings achieved.

(b)	Includes costs aggregating $89.4 million for strategic cost reductions.

Consolidated operating profit for the second quarter of 2006 decreased $92.1 million or 14.5 percent from the prior year. This decline was primarily due to the $89.4 million of charges for strategic cost reductions discussed later in this MD&A and in Note 3 to the Consolidated Financial Statements. These charges are not included in the business segments. Another factor that negatively impacted operating profit was cost inflation of about $100 million. Total cost inflation included about $30 million for raw materials other than fiber, driven by increases in the cost of polymer resins, superabsorbents and other oil-based materials, $10 million in higher fiber costs, $25 million in energy costs, and more than $35 million in distribution costs. As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Adoption of SFAS 123R resulted in a charge of $10.9 million for stock option expense. The continued growth in net sales and cost savings totaling about $50 million positively impacted second quarter operating results.

•

Personal care segment operating profit increased 4.3 percent as the benefits of higher sales volumes and cost savings more than offset lower net selling prices and significant raw material cost inflation. In North America, higher sales volumes and cost savings were offset by lower net selling prices and cost inflation. Operating profit in Europe increased primarily due to cost savings. In the developing and emerging markets, higher net sales were offset by increased distribution, marketing and general expenses.

•

Consumer tissue segment operating profit decreased 12.7 percent because cost inflation and lower sales volumes more than offset the benefits of the higher net selling prices. In North America and Europe, higher energy, distribution and manufacturing operating costs more than offset the effect of higher net selling prices. In the developing and emerging markets, higher distribution, marketing and general expenses more than offset higher net selling prices.

•	Operating profit for K-C Professional & Other products increased 2.0 percent as the higher net sales more than offset increased energy, distribution, marketing and general costs.

•	Health care segment operating profit increased 19.5 percent on the strength of the higher net selling prices and sales volumes, tempered by increased raw materials costs and higher general expenses.

•

Other income and (expense), net includes lower currency losses in 2006 compared with 2005, however, 2005 included a gain on the settlement of an insurance claim related to one of the Corporation’s facilities in Europe.

By Geography

(Millions of dollars)

Operating Profit	2006	2005

North America	$495.0	$513.6
Outside North America	183.2	164.1
Other income and (expense), net	(1.6)	1.7
Corporate & Other	(132.5)	(43.2)

Consolidated	$544.1	$636.2

Note:	For 2006, Corporate & Other includes $89.4 million of charges for strategic cost reductions, and other expenses not associated with the geographic regions.

Commentary:

•	Operating profit in North America decreased 3.6 percent primarily due to lower earnings in the consumer tissue business.

•	Operating profit outside North America increased 11.6 percent primarily because of higher earnings for personal care in Europe and Latin America.

Strategic Cost Reductions

During the second quarter of 2006, the Corporation made further progress implementing the strategic cost reductions that will support the targeted growth investments announced in July 2005. As previously disclosed, the Corporation plans to reduce costs by streamlining manufacturing and administrative operations primarily in North America and Europe, creating an even more competitive platform for growth and margin improvement.

Pretax charges totaling $89 million (approximately $60 million after tax) related to these cost reduction initiatives were recorded in the second quarter. A majority of the pretax charges were noncash, primarily for incremental depreciation. Major components of the charges were for consolidation of North Atlantic feminine and adult care and North American infant and child care operations, as well as cost structure improvements in Europe and Latin America.

To date, employees have been notified about workforce reductions and other actions at 19 of the approximately 24 facilities slated for sale, closure or streamlining as part of the cost reduction initiatives, and pretax charges of $527 million (about $382 million after tax) have been recorded. The Corporation currently expects to incur cumulative pretax charges of $1.0 to $1.1 billion ($700 to $775 million after tax) through the end of 2008 that will yield annual pretax savings of at least $350 million in 2009. See Note 3 to the Consolidated Financial Statements for additional detail on the costs recorded in the second quarter.

Savings of approximately $25 million were realized in the second quarter of 2006. Based upon results to date and plans for the balance of the year, the Corporation expects to achieve at least $100 million of savings in 2006. Pretax charges for the full year are expected to total approximately $500 million.

The strategic cost reductions are corporate decisions and are not included in the business segments’ operating profit performance. See Note 10 to the Consolidated Financial Statements for the 2006 costs of the strategic cost reductions related to the activities in the Corporation’s business segments. The second quarter 2006 charges have been recorded in Cost of Products Sold ($66.4 million) and Marketing, Research and General Expenses ($23.0 million).

Additional Income Statement Commentary

•

Nonoperating expense of $7.6 million for the second quarter of 2006 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 5 to the Consolidated Financial Statements.

•	Interest expense increased 19.0 percent primarily due to higher average interest rates.

•

The Corporation’s effective income tax rate was 26.8 percent in 2006 compared with 25.6 percent in 2005. A lower level of synthetic fuel tax benefits and related nonoperating expense than in the prior year were the main reasons the second quarter 2006 effective tax rate increased from 2005.

•

The Corporation’s share of net income of equity affiliates increased 32.8 percent primarily due to higher earnings at Kimberly-Clark de Mexico, S.A. de C.V. (“KCM”). KCM’s results were driven by higher sales volumes and higher net selling prices, as well as lower currency transaction losses than in 2005.

•	Minority owners’ share of subsidiaries’ net income increased 11.5 percent, primarily due to higher earnings of certain of the Corporation’s subsidiaries in Latin America.

•

As a result of the Corporation’s ongoing share repurchase program, the average number of common shares outstanding declined, benefiting second quarter 2006 results by $.03 per share compared with last year.

First Six Months of 2006 Compared With First Six Months of 2005

Analysis of Net Sales

By Business Segment

(Millions of dollars)

Net Sales	2006	2005

Personal Care	$3,340.1	$3,134.5
Consumer Tissue	2,931.6	2,864.6
K-C Professional & Other	1,313.2	1,273.0
Health Care	661.9	615.1
Corporate & Other	16.7	15.6
Intersegment sales	(34.2)	(9.9)

Consolidated	$8,229.3	$7,892.9

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net		Mix/
	Change	Growth	Price	Currency	Other

Consolidated	4	2	1	(1)	2

Personal Care	7	6	(1)	-	2
Consumer Tissue	2	(1)	3	(1)	1
K-C Professional & Other	3	-	3	(1)	1
Health Care	8	6	1	(1)	2

Consolidated net sales for the first six months of 2006 increased 4.3 percent.

•

Personal care net sales increased 6.6 percent. The increase was primarily due to higher sales volumes in North America and higher sales volumes and net selling prices in the developing and emerging markets, tempered by lower net selling prices in North America and Europe. Favorable currency effects in North America, South Korea and Brazil were mostly offset by unfavorable effects in Europe and Australia.

•

Consumer tissue net sales increased 2.3 percent because of higher net selling prices in each of the regions and higher sales volumes in the developing and emerging markets, partially offset by lower sales volumes in North America and Europe. Favorable product mix was offset by unfavorable currency effects, primarily in Europe.

•	Net sales of K-C Professional & Other products increased 3.2 percent due to higher net selling prices and improved product mix.

•	Health care net sales increased 7.6 percent on the strength of higher sales volumes.

By Geography

(Millions of dollars)

Net Sales	2006	2005

North America	$4,795.7	$4,618.0
Outside North America	3,710.7	3,543.7
Intergeographic sales	(277.1)	(268.8)

Consolidated	$8,229.3	$7,892.9

Commentary:

•	Net sales in North America increased 3.8 percent principally due to higher personal care sales volumes and higher net selling prices for consumer tissue.

•	Net sales outside of North America increased 4.7 percent because of the continued strength in the developing and emerging markets, tempered by lower net sales of consumer tissue products in Europe.

Analysis of Operating Profit

By Business Segment

(Millions of dollars)

Operating Profit	2006	2005

Personal Care	$628.6	$626.8
Consumer Tissue	386.6	406.6
K-C Professional & Other	202.0	205.1
Health Care	126.0	120.0
Other income and (expense), net	(21.8)	(13.4)
Corporate & Other	(356.9)	(71.3)

Consolidated	$964.5	$1,273.8

Note:	For 2006, Corporate & Other and Other income (expense), net include $287.1 million and

$10.9 million, respectively, of charges for strategic cost reductions, and other expenses not associated with the business segments.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
				Raw	Energy and
	Total		Net	Materials	Distribution
	Change	Volume	Price	Cost	Expense	Currency	Other(a)

Consolidated	(24)	7	9	(6)	(9)	1	(26	)(b)

Personal Care	-	12	(3)	(7)	(4)	1	1
Consumer Tissue	(5)	(2)	22	(5)	(15)	(1)	(4)
K-C Professional & Other	(2)	4	16	(2)	(10)	1	(11)
Health Care	5	15	5	(9)	(2)	(3)	(1)

(a)	Includes higher marketing and general expenses, net of cost savings achieved.

(b)	Includes costs aggregating $298.0 million for the strategic cost reductions.

Consolidated operating profit declined $309.3 million or 24.3 percent from the prior year. This decrease was primarily because of $298.0 million of charges for the previously mentioned strategic cost reductions. As previously stated, these charges are not included in the business segments. Through the first six months of 2006, higher sales volumes and increased net selling prices, along with cost savings of about $95 million, nearly offset cost inflation of approximately $190 million and higher marketing and general expenses. Stock-based compensation expense of about $19 million was recorded in the first six months of 2006.

•

Personal care segment operating profit was essentially the same as the prior year, $1.8 million higher, because the benefits of increased sales volumes and cost savings were nearly offset by lower net selling prices, cost inflation and higher marketing and general expenses.

•

Consumer tissue segment operating profit declined 4.9 percent as higher energy, distribution and general expenses, coupled with increased pulp costs, more than offset the benefit of increased net selling prices.

•	Operating profit for K-C Professional & Other decreased 1.5 percent because increased energy, distribution, marketing and general expenses exceeded the benefits of higher net sales.

•

Health care segment operating profit increased 5.0 percent due to the benefits of higher sales volumes, net selling prices and a favorable product mix, tempered by cost inflation and higher energy expenses.

•

Other income and (expense), net for 2006 includes a loss on the first quarter sale of one of the properties that was disposed of as part of the strategic cost reductions. The effect of this loss was partially offset by lower foreign currency transaction losses in 2006 compared with 2005. In addition, the previously mentioned insurance settlement gain is included in 2005.

By Geography

(Millions of dollars)

Operating Profit	2006	2005

North America	$982.6	$1,047.4
Outside North America	360.6	311.1
Other income and (expense), net	(21.8)	(13.4)
Corporate & Other	(356.9)	(71.3)

Consolidated	$964.5	$1,273.8

Note:	For 2006, Corporate & Other and Other income (expense), net include $287.1 million and

$10.9 million, respectively, of charges for strategic cost reductions, and other expenses not associated with the geographic regions.

Commentary:

•	Operating profit in North America decreased 6.2 percent primarily due to lower personal care and consumer tissue earnings.

•	Operating profit outside North America increased 15.9 percent primarily because of higher earnings in the developing and emerging markets, and for personal care in Europe.

Additional Income Statement Commentary

•

Nonoperating expense of $23.4 million for the first six months of 2006 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 5 to the Consolidated Financial Statements.

•

Under the Internal Revenue Code, the ability to use tax credits from the production of synthetic fuel is phased-out when the average annual domestic price of oil exceeds certain statutory amounts. The average annual domestic price for 2006 is estimated to result in a partial phase-out of the tax credits. These estimates will be updated as the year progresses, and may result in an adjustment in subsequent quarters of the credits recognized in the first six months of 2006.

•	Interest expense increased 21.3 percent primarily due to higher average interest rates.

•

The Corporation’s effective tax rate was 27.3 percent in 2006 compared with 23.4 percent in 2005. A lower level of synthetic fuel tax benefits and related nonoperating expense than in the prior year were the main reasons the second quarter 2006 effective tax rate increased from 2005.

•

The Corporation’s share of net income of equity companies rose 23.3 percent to $81.9 million, driven mainly by higher net income at KCM, where results were driven by continued strong results in its consumer business and lower currency transaction losses than in 2005.

•

Minority owners’ share of subsidiaries’ net income increased 8.5 percent, primarily due to higher earnings at certain of the Corporation’s subsidiaries in Latin America, tempered by lower earnings of a subsidiary in the Middle East.

•	As a result of the Corporation’s ongoing share repurchase program, the average number of common shares outstanding declined, benefiting 2006 results by $.06 per share compared with last year.

Liquidity and Capital Resources

•	Cash provided by operations for the first six months of 2006 increased by $36.0 million compared with 2005 primarily due to less of an increase in investment in operating working capital.

•	Capital spending for the first six months of 2006 was $398.6 million. The Corporation continues to target full year capital spending between $900 million and $1 billion.

•

During the first six months of 2006, the Corporation repurchased about 4.8 million shares of its common stock at a cost of approximately $284 million, including 2.5 million shares repurchased during the second quarter at a cost of $149 million. The Corporation continues to target total share repurchases of $750 million for the year.

•	At June 30, 2006, total debt and preferred securities was $4.4 billion compared to $4.6 billion at December 31, 2005.

•

Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, repurchases of common stock and other needs in the foreseeable future.

New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (Issued 6/06) (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006, with early adoption encouraged. The Corporation is currently evaluating FIN 48 to determine what effect, if any, adoption will have on its consolidated financial position or results of operations.

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

Business Outlook

Under its Global Business Plan, the Corporation believes it is focused on the right strategies to deliver sustainable top- and bottom-line growth and improve returns to shareholders. Building on the sequential improvement in results in the second quarter, the Corporation’s plan calls for further improvement in the second half of the year in spite of the inflationary environment it is currently facing. The Corporation has targeted more innovation in its products and believes its businesses in the developing and emerging markets should continue to grow rapidly. The Corporation further believes that continued solid top-line growth, aggressive cost reductions and sustained strong performance at K-C de Mexico should enable it to fully offset these additional cost pressures.

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

Item 4. Controls and Procedures.

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs. All share repurchases by the Corporation were made through brokers in the open market. During 2006, the Corporation anticipates purchasing $750 million of its common stock. The following table contains information for shares repurchased during the second quarter of 2006. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

			Cumulative	Remaining
			Number of	Shares That
Period	Shares	Average Cost	Shares Purchased	May Be
(2006)	Purchased (1)	Per Share	Pursuant To The Plan	Repurchased

April 1 to 30	979,000	$57.82	8,095,000	41,905,000
May 1 to 31	770,000	60.23	8,865,000	41,135,000
June 1 to 30	761,000	60.68	9,626,000	40,374,000

Total	2,510,000

(1)

All share repurchases during the three months ended June 30, 2006 were made pursuant to a share repurchase program authorized by the Corporation’s board of directors on September 15, 2005 which allowed for the repurchase of 50 million shares in an amount not to exceed $5.0 billion.

In addition, during May, 6,623 shares at a cost of $391,754 were purchased from current or former employees in connection with the exercise of employee stock options and other awards. No shares were purchased from such employees during April and June.

Item 6.  Exhibits.

(a)	Exhibits

(3)a

Restated Certificate of Incorporation, dated June 12, 1997 and Certificate Eliminating Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit No. (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

(3)b	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)n	Form of Award Agreements under 2001 Equity Participation Plan, as amended, filed herewith.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

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

August 8, 2006

EXHIBIT INDEX

Exhibit No.	Description

(3)a

Restated Certificate of Incorporation, dated June 12, 1997 and Certificate Eliminating Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit No. (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

(3)b	By-Laws, as amended April 24, 2003, incorporated by reference to Exhibit No. (3)b of the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)n	Form of Award Agreements under 2001 Equity Participation Plan, as amended, filed herewith.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.