Form 10-Q
period 2006-11-07
KIMBERLY CLARK CORP
filed 2006-11-07
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes X .	No	___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X .	Accelerated filer	___.	Non-accelerated filer ___.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	___.	No X .

As of October 31, 2006, there were 458,305,998 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions of dollars, except per share amounts)	2006	2005	2006	2005

Net Sales	$4,210.4	$4,000.8	$12,439.7	$11,893.7
Cost of products sold	2,934.9	2,844.4	8,723.5	8,108.1

Gross Profit	1,275.5	1,156.4	3,716.2	3,785.6
Marketing, research and general expenses	749.2	679.5	2,203.6	2,021.5
Other (income) and expense, net	(.1)	12.3	21.7	25.7

Operating Profit	526.4	464.6	1,490.9	1,738.4
Nonoperating expense	(17.2)	(43.2)	(40.6)	(137.4)
Interest income	6.8	7.4	19.8	21.7
Interest expense	(56.5)	(48.0)	(165.9)	(138.2)

Income Before Income Taxes and
Equity Interests	459.5	380.8	1,304.2	1,484.5
Provision for income taxes	(114.6)	(66.3)	(344.9)	(324.3)

Income Before Equity Interests	344.9	314.5	959.3	1,160.2
Share of net income of equity companies	42.8	33.0	124.7	99.4
Minority owners’ share of subsidiaries’ net
income	(23.5)	(22.2)	(67.1)	(62.4)

Net Income	$364.2	$325.3	$1,016.9	$1,197.2

Per Share Basis:

Net Income

Basic	$.80	$.69	$2.22	$2.51

Diluted	$.79	$.68	$2.21	$2.49

Cash Dividends Declared	$.49	$.45	$1.47	$1.35

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
(Millions of dollars)	2006	2005

ASSETS

Current Assets
Cash and cash equivalents	$399.2	$364.0
Accounts receivable	2,192.6	2,101.9
Inventories	1,888.3	1,752.1
Other current assets	560.7	565.1
Total Current Assets	5,040.8	4,783.1

Property	15,044.6	14,616.2
Less accumulated depreciation	7,563.6	7,121.5
Net Property	7,481.0	7,494.7

Investments in Equity Companies	494.2	457.8

Goodwill	2,731.9	2,685.6

Other Assets	877.9	882.0
	$16,625.8	$16,303.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,360.6	$1,222.5
Accounts payable	1,400.5	1,354.3
Accrued expenses	1,530.1	1,399.6
Other current liabilities	592.0	666.5
Total Current Liabilities	4,883.2	4,642.9

Long-Term Debt	2,272.1	2,594.7
Noncurrent Employee Benefit and Other Obligations	1,891.8	1,782.6
Deferred Income Taxes	407.9	572.9
Minority Owners’ Interests in Subsidiaries	419.6	394.5
Preferred Securities of Subsidiary	784.2	757.4
Stockholders’ Equity	5,967.0	5,558.2
	$16,625.8	$16,303.2

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

(Unaudited)

	Nine Months
	Ended September 30
(Millions of dollars)	2006	2005

Operating Activities
Net income	$1,016.9	$1,197.2
Depreciation and amortization	714.5	624.6
Asset impairments	3.4	67.0
Stock-based compensation	53.0	24.8
Changes in operating working capital	54.6	(254.5)
Deferred income tax provision	(217.8)	(76.3)
Net losses on asset dispositions	81.4	27.7
Equity companies’ earnings in excess of dividends paid	(62.0)	(40.9)
Minority owners’ share of subsidiaries’ net income	67.1	62.4
Postretirement benefits	62.8	47.4
Other	(7.4)	(43.7)

Cash Provided by Operations	1,766.5	1,635.7

Investing Activities
Capital spending	(639.0)	(451.9)
Proceeds from sales of investments	29.4	20.9
Proceeds from dispositions of property	32.3	27.7
Net (increase) decrease in time deposits	(16.0)	44.1
Investments in marketable securities	(18.7)	(2.0)
Other	(5.1)	(21.4)

Cash Used for Investing	(617.1)	(382.6)

Financing Activities
Cash dividends paid	(659.6)	(625.7)
Net (decrease) increase in short-term debt	(147.6)	212.1
Proceeds from issuance of long-term debt	52.8	359.9
Repayments of long-term debt	(95.9)	(550.5)
Proceeds from exercise of stock options	220.0	131.4
Acquisitions of common stock for the treasury	(479.4)	(1,013.6)
Other	(3.5)	(32.3)

Cash Used for Financing	(1,113.2)	(1,518.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.0)	(15.0)
Increase (Decrease) in Cash and Cash Equivalents	35.2	(280.6)
Cash and Cash Equivalents, beginning of year	364.0	594.0

Cash and Cash Equivalents, end of period	$399.2	$313.4

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Accounting Policies

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

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Corporation is currently evaluating the interpretation. However, adoption of FIN 48 is not expected to have a material effect on the Corporation’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; however, it will apply under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. The Corporation will adopt SFAS 157 as of January 1, 2008, as required. The Corporation is currently evaluating the new standard. However, adoption of SFAS 157 is not expected to have a material effect on the Corporation’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132R (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more postretirement defined benefit plan(s) to:

•	Recognize the funded status of postretirement defined benefit plans – measured as the difference between the fair value of plan assets and the benefit obligations – in its consolidated balance sheet.

•	Recognize changes in the funded status of postretirement defined benefit plans in other comprehensive income in the year in which the changes occur.

Note 1. (Continued)

•

Measure postretirement defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. The Corporation presently uses December 31 as the measurement date for all of its postretirement defined benefit plans.

The Corporation will adopt SFAS 158 effective December 31, 2006, as required. Adoption of SFAS 158 is estimated to increase the Corporation’s liabilities, net of deferred income tax effects, by more than $350 million and decrease stockholders’ equity by a similar amount. Adoption of SFAS 158 is not expected to have a significant effect on the Corporation’s results of operations or liquidity.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108 (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 describes the two techniques most commonly used in practice to quantify misstatements as the “rollover” and “iron curtain” approaches.

The rollover approach quantifies a misstatement based on the amount of the misstatement originating in the current year income statement, thereby ignoring the “carryover effects” of prior year misstatements. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination.

SAB 108 requires quantification of all misstatements on both the rollover and iron curtain approaches, and if either approach results in a material effect on the financial statements, the financial statements should be adjusted. The Corporation will adopt SAB 108 by December 31, 2006, as required. The Corporation is currently evaluating the effect that application of SAB 108 will have, but adoption is not expected to have a material effect on the Corporation’s financial statements.

Note 2.  Stock-Based Compensation

The Corporation has a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan (the “Plans”), under which it currently grants options, restricted shares and restricted share units to employees and restricted share units to outside directors. As of September 30, 2006, the number of shares of common stock available for grants under the Plans aggregated 24.9 million shares.

Stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. The Corporation’s stock options have a term of 10 years and are subject to graded vesting whereby options vest 30 percent at the end of each of the first two 12 month periods following the grant and 40 percent at the end of the third 12 month period.

Restricted shares, time-based restricted share units and performance-based restricted share units granted to employees generally vest over three to five years. The number of performance-based share units that ultimately vest ranges from zero to 150 percent of the number granted, based on improvement in return on invested capital (“ROIC”) during the three-year performance period. ROIC targets are set at the beginning of the performance period. Restricted share units granted to outside directors generally vest upon their departure from the board of directors.

At the time stock options are exercised or restricted shares and restricted share units vest, common stock is issued from the Corporation’s accumulated treasury shares. Cash dividends are paid on restricted shares, and cash dividends or dividend equivalents are paid or credited on restricted share units, on the same date and at the same rate as dividends are paid on the Corporation’s common stock. These cash dividends and dividend equivalents, net of estimated forfeitures, are charged to retained earnings. Previously paid cash dividends on subsequently forfeited restricted share units are charged to compensation expense.

Note 2. (Continued)

Prior to January 1, 2006, the Corporation accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No employee compensation cost for stock options was recognized in the Consolidated Income Statement for periods prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Stock-based employee compensation cost of $16.9 million and $53.0 million were recognized for the three and nine months ended September 30, 2006, respectively. Related income tax benefits of $6.3 million and $18.8 million were recognized for the three and nine months ended September 30, 2006, respectively. The compensation cost for the nine months ended September 30, 2006 is net of a cumulative pretax adjustment of $3.9 million resulting from a change in estimating the forfeiture rate for unvested restricted share and restricted share unit awards as of January 1, 2006, as required by SFAS 123R.

As a result of adopting SFAS 123R, the Corporation’s income before income taxes for the three and nine months ended September 30, 2006 was $7.8 million and $23.4 million lower, respectively, than had it continued to account for stock-based compensation under APB 25. Also, the Corporation’s net income for the three and nine months ended September 30, 2006 was $5.1 million and $15.6 million lower, respectively, than had it continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 are lower than if the Corporation had continued to account for the stock-based compensation under APB 25 by $0.01 and $0.03, respectively.

The Corporation recognized stock-based compensation costs, for restricted shares and restricted share units only, of $8.7 million and $24.8 million for the three and nine months ended September 30, 2005, respectively.

The fair value of stock option awards granted on or after January 1, 2006 was determined using a Black-Scholes-Merton option-pricing formula utilizing a range of assumptions related to dividend yield, volatility, risk-free interest rate, and employee exercise behavior. Dividend yield is based on historical experience and expected future dividend actions. Expected volatility is based on a blend of historical volatility and implied volatility from traded options on the Corporation’s common stock. Prior to January 1, 2006, volatility was based on historical experience only. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Corporation estimates forfeitures based on historical data.

Note 2. (Continued)

The weighted-average fair value of the options granted for the three and nine months ended September 30, 2006 was estimated at $10.44 and $10.10 per option, respectively, on the date of grant based on the following assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Dividend yield	3.50%	3.50%
Volatility	17.58%	17.84%
Risk-free interest rate	5.04%	5.04%
Expected life – years	6.0	6.0

As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, and non-vested restricted shares and time-based restricted share units, aggregated $46.0 million and $33.9 million, respectively, which will be amortized over the weighted-average service period of 1.1 years and 2.8 years, respectively. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested, performance-based restricted share units aggregated $18.5 million, which will be amortized over the weighted-average service period of 1.8 years.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Corporation has elected to adopt the shortcut method provided in the FASB Staff Position for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS 123R. The shortcut method includes simplified procedures to establish the beginning balance of the pool of excess tax benefits (the “APIC Tax Pool”) and to determine the subsequent effect on the APIC Tax Pool and Cash Flow Statements of the tax effects of employee stock-based compensation awards.

Prior to the adoption of SFAS 123R, all tax benefits from deductions resulting from the exercise of stock options and the vesting of restricted shares and restricted share units were presented as operating cash flows in the Cash Flow Statement. SFAS 123R requires the cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. Excess tax benefits aggregating $17.9 million were classified as Other cash inflows under Financing Activities for the nine months ended September 30, 2006. As required by SFAS 123R, the prior period Cash Flow Statement was not restated.

In prior periods, the Corporation had calculated pro forma employee compensation cost for stock options on an accelerated method required by SFAS 123. The Corporation elected, for all stock option awards granted on or after January 1, 2006, to recognize compensation cost on a straight-line basis over the requisite service period for the entire award as permitted by SFAS 123R.

Note 2. (Continued)

The following presents information about net income and earnings per share (“EPS”) as if the Corporation had applied the fair value expense recognition requirements of SFAS 123 to all stock options granted under the Equity Participation Plan.

	Three Months Ended	Nine Months Ended
(Millions of dollars)	September 30, 2005	September 30, 2005

Net income, as reported	$325.3	$1,197.2

Add: Stock-based compensation expense
included in reported net income, net of
income taxes	5.4	15.6
Less: Stock-based compensation expense
determined under the fair value requirements
of SFAS 123, net of income taxes	(12.7)	(44.4)

Pro forma net income	$318.0	$1,168.4

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Earnings per share
Basic – as reported	$.69	$2.51
Basic – pro forma	$.67	$2.45

Diluted – as reported	$.68	$2.49
Diluted – pro forma	$.67	$2.43

Note 3. Strategic Cost Reduction Plan

In July 2005, the Corporation authorized a multi-year plan to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe.

The strategic cost reductions commenced in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008. Based on current estimates, the strategic cost reductions are expected to result in cumulative charges of approximately $1.0 to $1.1 billion before tax ($700 - $775 million after tax) over that three and one-half year period.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees. Since the inception of the strategic cost reductions, a net workforce reduction of more than 2,600 has occurred. Approximately 20 manufacturing facilities, or 17 percent of the Corporation’s worldwide total, are expected to be sold or closed and an additional 4 facilities are expected to be streamlined. As of September 30, 2006, charges have been recorded related to strategic cost reduction initiatives for 23 facilities.

Note 3. (Continued)

In connection with the strategic cost reductions, pretax charges totaling $123.6 million were incurred in the third quarter of 2006; $91.2 million after tax. Year-to-date charges total $421.6 million; $306.5 million after tax.

The following table summarizes total pretax charges for the third quarter and year-to-date for 2006:

	Three Months Ended	Nine Months Ended
(Millions of dollars)	September 30, 2006	September 30, 2006

Noncash charges	$45.0	$228.4
Charges for workforce reductions	61.4	156.4
Other cash charges	14.3	32.4
Charges for special pension benefits	2.9	4.4

Total pretax charges	$123.6	$421.6

The following table summarizes the noncash charges totaling $45.0 million for the third quarter and $228.4 million year-to-date.

	Three Months Ended	Nine Months Ended
(Millions of dollars)	September 30, 2006	September 30, 2006

Incremental depreciation and amortization	$35.1	$169.5
Asset impairments	3.4	3.4
Asset write-offs	9.4	47.1
(Gain) loss on asset dispositions	(2.9)	8.4

Noncash charges	$45.0	$228.4

In connection with the strategic cost reductions, pretax charges totaling $168.0 million were incurred in the third quarter of 2005; $126.4 million after tax. The following table summarizes the noncash charges totaling $140.4 million for the third quarter and year-to-date.

Three and Nine Months Ended
(Millions of dollars)	September 30, 2005

Incremental depreciation and amortization	$41.9
Asset impairments	67.0
Asset write-offs	31.5

Noncash charges	$140.4

Note 3. (Continued)

The following table summarizes the charges recorded for workforce reductions and other cash charges and reconciles such charges to accrued expenses at September 30, 2006:

Nine Months Ended
(Millions of dollars)	September 30, 2006

Accrued expenses at December 31, 2005	$28.2
Charges for workforce reductions	156.4
Other cash charges	32.4
Cash payments	(120.3)
Currency	(.3)

Accrued expenses at September 30, 2006	$96.4

During the three month and nine month periods ended September 30, 2006, the Corporation also recorded charges for special pension benefits aggregating $2.9 million and $4.4 million, respectively.

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

Costs of the initiatives have not been recorded at the business segment level, as the strategic cost reductions are Corporate decisions. These charges are included in the following income statement captions:

	Three Months Ended	Nine Months Ended
(Millions of dollars)	September 30, 2006	September 30, 2006

Cost of products sold	$80.2	$302.3
Marketing, research and general expenses	46.7	111.7
Other (income) and expense, net	(3.3)	7.6

Total pretax charges	123.6	421.6
Provision for income taxes	(32.4)	(115.1)
Minority owners’ share of subsidiaries net income	(.2)	(1.6)

Total after-tax charges	$91.0	$304.9

Note 3. (Continued)

Three and Nine Months Ended
(Millions of dollars)	September 30, 2005

Cost of products sold	$160.5
Marketing, research and general expenses	7.5

Total pretax charges	168.0
Provision for income taxes	(41.6)

Total after-tax charges	$126.4

See Note 10 for additional information on the strategic cost reductions by business segment.

Actual pretax charges recorded for the three months ended September 30, 2006, for the strategic cost reductions relate to activities in the following geographic areas:

(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation and amortization	$23.5	$8.1	$3.5	$35.1
Asset impairments	-	3.4	-	3.4
Asset write-offs	.5	7.4	1.5	9.4
Charges for workforce reductions and
special pension benefits	13.4	48.0	2.9	64.3
Loss on asset disposals and other charges	5.0	4.9	1.5	11.4

Total charges	$42.4	$71.8	$9.4	$123.6

Actual pretax charges recorded for the nine months ended September 30, 2006, for the strategic cost reductions relate to activities in the following geographic areas:

(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation and amortization	$101.1	$46.5	$21.9	$169.5
Asset impairments	-	3.4	-	3.4
Asset write-offs	24.0	21.4	1.7	47.1
Charges for workforce reductions and
special pension benefits	38.8	113.4	8.6	160.8
Loss on asset disposals and other charges	23.0	16.1	1.7	40.8

Total charges	$186.9	$200.8	$33.9	$421.6

Note 4.  Inventories

The following schedule presents inventories by major class as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(Millions of dollars)	2006	2005

At lower of cost on the First-In, First-Out (FIFO) method or market:
Raw materials	$358.6	$338.9
Work in process	297.6	236.7
Finished goods	1,203.5	1,128.9
Supplies and other	238.0	232.3
	2,097.7	1,936.8
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(209.4)	(184.7)

Total	$1,888.3	$1,752.1

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

FIFO cost of total inventories on the LIFO method was $891.9 million and $857.6 million at September 30, 2006 and December 31, 2005, respectively.

Note 5. Synthetic Fuel Partnerships

The Corporation has minority interests in two synthetic fuel partnerships. The production of synthetic fuel results in pretax losses that are reported as nonoperating expense on the Corporation’s Consolidated Income Statement. The production of synthetic fuel results in tax credits as well as tax deductions for the nonoperating losses, which reduce the Corporation’s income tax expense. The effects of those losses and benefits for 2006 and 2005 are shown in the following tables:

	Three Months Ended September 30
(Millions of dollars)	2006		2005

Nonoperating expense		$(17.2)		$(43.2)
Tax credits	$15.5		$41.0
Tax benefit of nonoperating expense	6.2	21.7	15.1	56.1
Net synthetic fuel benefit		$4.5		$12.9

Per share basis – diluted		$.01		$.03

Note 5. (Continued)

	Nine Months Ended September 30
(Millions of dollars)	2006		2005

Nonoperating expense		$(40.6)		$(137.4)
Tax credits	$35.9		$129.7
Tax benefit of nonoperating expense	14.5	50.4	48.1	177.8
Net synthetic fuel benefit		$9.8		$40.4

Per share basis – diluted		$.02		$.08

Note 6.  Employee Postretirement Benefits

The table below presents the interim period disclosure required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits.

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended September 30
(Millions of dollars)	2006	2005	2006	2005

Service cost	$22.1	$20.9	$3.7	$4.0
Interest cost	74.9	72.6	11.8	11.8
Expected return on plan assets	(84.7)	(80.0)	-	-
Recognized net actuarial loss	25.0	22.8	1.0	1.0
Other	3.7	(.7)	.8	.3

Net periodic benefit cost	$41.0	$35.6	$17.3	$17.1

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Nine Months Ended September 30
(Millions of dollars)	2006	2005	2006	2005

Service cost	$65.8	$62.2	$11.2	$12.0
Interest cost	223.1	219.9	35.3	35.3
Expected return on plan assets	(252.5)	(241.6)	-	-
Recognized net actuarial loss	75.2	68.3	3.0	2.9
Other	9.0	3.7	2.5	.9

Net periodic benefit cost	$120.6	$112.5	$52.0	$51.1

During the first nine months of 2006 and 2005, the Corporation made cash contributions of approximately $58 million to its pension trusts outside the U.S. The Corporation currently anticipates contributing about $80 million for the full year 2006 to its pension trusts outside the U.S.

Note 7. Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

	Average Common Shares Outstanding
	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of shares)	2006	2005	2006	2005

Basic	457.6	473.6	459.0	477.2
Dilutive effect of stock options	.9	2.4	.8	2.9
Dilutive effect of restricted share and share unit
awards	1.3	.8	1.1	.7

Diluted	459.8	476.8	460.9	480.8

Options outstanding during the three- and nine-month periods ended September 30, 2006 to purchase 8.6 million and 13.3 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

Options outstanding during the three- and nine-month periods ended September 30, 2005 to purchase 9.0 million and 5.4 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

The number of common shares outstanding as of September 30, 2006 and 2005 was 457.7 million and 469.8 million, respectively.

Note 8. Stockholders’ Equity

On September 14, 2006, the board of directors authorized the retirement of 90 million shares of treasury stock, which become authorized but unissued shares.

The following tables present the activity of the Corporation’s stock-based compensation plans for the nine-month period ended September 30, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock Options	(000’s)	Price	Term	($000)
Outstanding at January 1, 2006	32,622	$56.99
Granted	4,779	58.75
Exercised	(4,493)	48.94
Forfeited or expired	(664)	62.93
Outstanding at September 30, 2006	32,244	58.23	5.6	$230,052
Exercisable at September 30, 2006	23,308	57.43	4.4	$184,843

Note 8. (Continued)

The total intrinsic value of stock options exercised during the three- and nine-month periods ended September 30, 2006 was $28.4 million and $56.8 million, respectively.

			Time-Based		Performance-Based
	Restricted Shares		Restricted Share Units		Restricted Share Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Grant-Date	Shares	Grant-Date	Shares	Grant-Date
Other Stock-Based Awards	(000’s)	Fair Value	(000’s)	Fair Value	(000’s)	Fair Value

Nonvested at January 1, 2006	624	$51.82	873	$58.95	467	$62.82
Granted	-	-	290	58.83	253	58.74
Vested	(5)	56.20	(26)	62.18	-	-
Forfeited	(32)	48.18	(34)	59.30	(19)	62.77
Nonvested at September 30, 2006	587	52.01	1,103	57.81	701	57.50

The total fair value of shares and share units that became vested during the three- and nine-month periods ended September 30, 2006 was $0.7 million and $1.9 million, respectively.

Note 9.  Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the periods except those resulting from investments by and distributions to stockholders.

The following schedule presents the components of comprehensive income:

	Nine Months Ended
	September 30
(Millions of dollars)	2006	2005

Net income	$1,016.9	$1,197.2
Unrealized currency translation adjustments, net of tax	222.5	(320.0)
Deferred (losses) gains on cash flow hedges, net of tax	(11.0)	27.4
Unrealized holding gains on available-for-sale securities	.1	-

Comprehensive income	$1,228.5	$904.6

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

Note 9. (Continued)

The net unrealized currency translation adjustments for the nine months ended September 30, 2006 is primarily due to a weakening of the U.S. dollar versus the euro, the South Korean won and the Brazilian real.

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

Note 10. (Continued)

The following schedules present information concerning consolidated operations by business segment.

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2006	2005	2006	2005

NET SALES:

Personal Care	$1,714.7	$1,606.7	$5,054.8	$4,741.2
Consumer Tissue	1,475.2	1,431.0	4,406.8	4,295.6
K-C Professional & Other	694.7	654.7	2,007.9	1,927.7
Health Care	331.0	306.7	992.9	921.8
Corporate & Other	6.8	6.7	23.5	22.3
Intersegment sales	(12.0)	(5.0)	(46.2)	(14.9)

Consolidated	$4,210.4	$4,000.8	$12,439.7	$11,893.7

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2006	2005	2006	2005

OPERATING PROFIT (reconciled to income
before income taxes):

Personal Care	$331.6	$316.7	$960.2	$943.5
Consumer Tissue	180.2	189.8	566.8	596.4
K-C Professional & Other	119.1	114.2	321.1	319.3
Health Care	59.5	54.8	185.5	174.8
Other income and (expense), net	.1	(12.3)	(21.7)	(25.7)
Corporate & Other	(164.1)	(198.6)	(521.0)	(269.9)

Total Operating Profit	526.4	464.6	1,490.9	1,738.4

Nonoperating expense	(17.2)	(43.2)	(40.6)	(137.4)
Interest income	6.8	7.4	19.8	21.7
Interest expense	(56.5)	(48.0)	(165.9)	(138.2)

Income Before Income Taxes	$459.5	$380.8	$1,304.2	$1,484.5

Note 10. (Continued)

Note:	Other income and (expense), net and Corporate & Other include the following amounts of pretax charges for the strategic cost reductions.

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2006	2005	2006	2005

Other income and (expense), net	$3.3	$-	$(7.6)	$-

Corporate & Other	(126.9)	(168.0)	(414.0)	(168.0)

The following table presents the pretax charges for the strategic cost reductions related to activities in the Corporation’s business segments:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2006	2005	2006	2005

Personal Care	$45.2	$117.0	$217.1	$117.0
Consumer Tissue	52.0	17.8	142.7	17.8
K-C Professional & Other	12.2	10.7	22.9	10.7
Health Care	14.2	22.5	38.9	22.5

Total	$123.6	$168.0	$421.6	$168.0

Total pretax charges that are expected to be incurred for the strategic cost reduction plan by business segment are: Personal Care - $530 to $540 million; Consumer Tissue - $260 to $270 million;

K-C Professional & Other - $80 to $90 million; and Health Care - $140 to $150 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects.  The following will be discussed and analyzed:

•	Overview of Third Quarter 2006 Results

•	Business Segments

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Standards

•	Environmental Matters

•	Business Outlook

Overview of Third Quarter 2006 Results

•	Net sales increased 5.2 percent

•	Operating profit and net income increased by 13.3 percent and 12.0 percent, respectively

•	Cash provided by operations was $647.8 million

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

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s third quarter and first nine months of 2006 net sales, operating profit and other information relevant to an understanding of the results of operations.

Third Quarter of 2006 Compared With Third Quarter of 2005

Analysis of Net Sales

By Business Segment

(Millions of dollars)

Net Sales	2006	2005

Personal Care	$1,714.7	$1,606.7
Consumer Tissue	1,475.2	1,431.0
K-C Professional & Other	694.7	654.7
Health Care	331.0	306.7
Corporate & Other	6.8	6.7
Intersegment sales	(12.0)	(5.0)

Consolidated	$4,210.4	$4,000.8

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net		Mix/
	Change	Growth	Price	Currency	Other

Consolidated	5	1	1	2	1

Personal Care	7	5	(1)	2	1
Consumer Tissue	3	(3)	4	2	-
K-C Professional & Other	6	1	3	2	-
Health Care	8	7	-	-	1

Consolidated net sales were 5.2 percent higher than in 2005. Net sales benefited from a combination of improved sales volumes, higher net selling prices and favorable product mix, each approximately 1 percent better than the prior year. Changes in foreign currency exchange rates also added nearly 2 percent to net sales. In addition to the continued strong performance in developing and emerging markets, highlights for the quarter included volume growth for the Corporation’s child care, incontinence care and wipes brands in North America and for health care globally. Overall volume growth was tempered by declines in consumer tissue sales volumes in North America and Europe.

•

Personal care net sales advanced 6.7 percent in the third quarter, driven primarily by sales volume growth of approximately 5 percent, along with currency benefits of 2 percent. Favorable product mix of 1 percent versus the prior year was offset by a decline in net selling prices.

Personal care net sales in North America increased about 2 percent compared with the third quarter of 2005. Higher sales volumes accounted for the entire increase, led by upper single-digit volume gains for the Corporation’s market-leading Huggies baby wipes, Pull-Ups training pants, and Depend and Poise incontinence care products. Infant care volumes were even with a strong year-ago base period, when volumes were up 7 percent. In feminine care, although Kotex brand sales volumes were down from last year, third quarter shipments were similar to first and second quarter levels. Favorable currency effects added 1 percent to net sales, while net selling prices decreased about 1 percent to match competitive activity and support product initiatives. In Europe, personal care net sales increased more than 4 percent, with stronger currencies in the region boosting sales comparisons. Overall sales volumes and net selling prices were essentially the same as the prior year. Diaper volumes rose 2 percent, with sales volumes of Huggies diapers about 6 percent ahead of last year in the Corporation’s four core European markets – the U.K., France, Italy and Spain. In developing and emerging markets, personal care net sales improved 15 percent, paced by double-digit increases in North Asia, Latin America, and Middle East/Africa/Eastern Europe. Higher sales volumes, better product mix and currency benefits all contributed to the increase.

•

Consumer tissue net sales increased 3.1 percent versus the third quarter of 2005. Net selling prices increased approximately 4 percent, as price increases have been implemented in every region of the world, and currency effects contributed an additional 2 percent. These improvements, however, were partially offset by a 3 percent decrease in sales volumes overall, driven primarily by declines in North America and Europe.

In North America, third quarter net sales of consumer tissue products rose approximately 1 percent, as net selling prices were about 4 percent higher and product mix improved 1 percent, while sales volumes declined by 4 percent. Pricing benefited from increases implemented earlier in the year for Kleenex facial tissue, Cottonelle and Scott bathroom tissue and Viva and Scott paper towels. The reduction in sales volumes was primarily attributable to lower sales of rolled products compared with double-digit growth overall in last year’s quarter. Meanwhile, third quarter sales volumes of Kleenex facial tissue began to rebound from second quarter levels and were slightly higher than in 2005. In Europe, consumer tissue sales increased 4 percent. Net selling prices increased about 4 percent, as the Corporation has implemented price increases in a number of European markets so far this year. Product mix also improved by 2 percent and currency effects added 5 percent to sales. Sales volumes, however, went down approximately 7 percent, which the Corporation believes is a short-term consequence of its disciplined approach to implementing the price increases. Plans are in place to improve sales over the balance of the year in both North America and Europe. Consumer tissue net sales in developing and emerging markets rose 9 percent, with growth in all regions, driven primarily by higher net selling prices, increased sales volumes and favorable currency exchange rates.

•

Net sales of K-C Professional & Other products were 6.1 percent above the year-ago quarter. Net selling prices increased about 3 percent and sales volumes rose approximately 1 percent, while currency benefits added 2 percent to sales. K-C Professional’s key strategies to improve revenue realization and shift volume to more profitable market segments with distinctive, differentiated products such as Kleenex and Scottfold hand towels, WypAll X80 towels, Kimtech wipers and offerings for the Do-It-Yourself channel continue to deliver overall top-line growth.

•

Net sales of health care products climbed 7.9 percent in the quarter, highlighted by continued strong volume growth of 7 percent. The business is experiencing broad-based growth in face masks, sterilization wrap and exam gloves, including the Corporation’s new Sterling Nitrile brand. Favorable product mix also benefited third quarter sales by 1 percent.

By Geography

(Millions of dollars)

Net Sales	2006	2005

North America	$2,429.2	$2,372.6
Outside North America	1,938.8	1,761.5
Intergeographic sales	(157.6)	(133.3)

Consolidated	$4,210.4	$4,000.8

Commentary:

•

Net sales in North America increased 2.4 percent primarily due to the higher sales volumes for personal care products and the higher net selling prices for consumer tissue and K-C Professional products, partially offset by the lower consumer tissue sales volumes.

•

Net sales outside North America increased 10.1 percent primarily because of the previously mentioned strength in the developing and emerging markets, and favorable currency effects principally in Europe.

Analysis of Operating Profit

By Business Segment

(Millions of dollars)

Operating Profit	2006	2005

Personal Care	$331.6	$316.7
Consumer Tissue	180.2	189.8
K-C Professional & Other	119.1	114.2
Health Care	59.5	54.8
Other income and (expense), net	.1	(12.3)
Corporate & Other	(164.1)	(198.6)

Consolidated	$526.4	$464.6

Note:	Other income and (expense), net and Corporate & Other include the following amounts of pretax charges for the strategic cost reductions.

(Millions of dollars)	2006	2005

Other income and (expense), net	$3.3	$-

Corporate & Other	(126.9)	(168.0)

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
				Raw	Energy and
	Total		Net	Materials	Distribution
	Change	Volume	Price	Cost	Expense	Currency	Other (a)

Consolidated	13	6	10	(16)	(11)	2	22	(b)

Personal Care	5	8	(7)	(8)	(1)	-	13
Consumer Tissue	(5)	(5)	29	(15)	(17)	-	3
K-C Professional
& Other	4	1	15	(10)	(7)	1	4
Health Care	9	20	(3)	(15)	(11)	2	16

(a)	Includes cost savings achieved, net of higher marketing and general expenses.

(b)	Charges for the strategic cost reductions were about $45 million lower in 2006 than in 2005.

Consolidated operating profit for the third quarter of 2006 rose $61.8 million or 13.3 percent from the prior year. This increase was primarily due to the higher net selling prices of about $50 million, cost savings of more than $80 million and lower charges for strategic cost reductions of nearly $45 million, partially offset by cost inflation of about $105 million. Cost savings were achieved through the Corporation’s ongoing cost management program – FORCE (Focused On Reducing Costs Everywhere) – with cost reductions of more than $45 million, along with benefits from the strategic cost reduction plan of approximately $35 million. Charges for strategic cost reductions, discussed later in this MD&A and in Note 3 to the Consolidated Financial Statements, are not included in the business segments. The inflationary cost increases included about $35 million in higher fiber costs, about $35 million for raw materials other than fiber, driven by increases in the cost of polymer resins, superabsorbents and other oil-based materials, $20 million in energy costs and approximately $15 million in distribution costs. As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Stock option expense under the provisions of SFAS 123R reduced third quarter 2006 operating profit by about $8 million.

•

Personal care segment operating profit increased 4.7 percent as the benefits of higher sales volumes and cost savings more than offset lower net selling prices and raw material cost inflation. In North America, cost savings, higher sales volumes and lower marketing expenses more than offset lower net selling prices and cost inflation. Operating profit in Europe improved primarily due to cost savings. In the developing and emerging markets, higher net sales more than offset increased marketing expenses.

•

Consumer tissue segment operating profit decreased 5.1 percent because cost inflation and lower sales volumes more than offset the benefits of higher net selling prices and cost savings. In North America, higher pulp and distribution costs more than offset increased net selling prices and cost savings. Operating profit in Europe was even with last year as higher net selling prices were offset by increased manufacturing costs. In the developing and emerging markets, operating profit was slightly below last year’s results because higher distribution and marketing costs more than offset increased net selling prices.

•

Operating profit for K-C Professional & Other products increased 4.3 percent primarily due to the higher net selling prices and cost savings, tempered by higher pulp costs and increased energy and distribution expenses.

•	Health care segment operating profit advanced 8.6 percent because of the increased sales volumes and cost savings, partially offset by materials cost inflation and higher distribution expenses.

•	Other income and (expense), net includes lower currency losses in 2006 compared to 2005.

By Geography

(Millions of dollars)

Operating Profit	2006	2005

North America	$496.1	$517.7
Outside North America	194.3	157.8
Other income and (expense), net	.1	(12.3)
Corporate & Other	(164.1)	(198.6)

Consolidated	$526.4	$464.6

Note:	Other income and (expense), net and Corporate & Other include the following amounts of pretax charges for the strategic cost reductions.

(Millions of dollars)	2006	2005

Other income and (expense), net	$3.3	$-

Corporate & Other	(126.9)	(168.0)

Commentary:

•	Operating profit in North America decreased 4.2 percent primarily due to lower earnings in the consumer tissue business.

•	Operating profit outside North America increased 23.1 percent primarily due to improved results in Europe and Latin America in the personal care business.

Strategic Cost Reductions

During the third quarter of 2006, the Corporation made further progress implementing the strategic cost reduction plan that will support the targeted growth investments announced in July 2005. As previously disclosed, the Corporation plans to reduce costs by streamlining manufacturing and administrative operations primarily in North America and Europe, creating an even more competitive platform for growth and margin improvement.

Pretax charges totaling $123.6 million ($91 million after tax) related to these cost reduction initiatives were recorded in the third quarter of 2006. A majority of the pretax charges were for current or future cash outlays, primarily for costs related to workforce reductions. Major components of the charges were for consolidation of consumer tissue operations in Europe and North American infant and child care operations, as well as for streamlining administrative operations in North America and Europe.

To date, employees have been notified about workforce reductions and other actions at 19 of the approximately 24 facilities slated for sale, closure or streamlining as part of the cost reduction initiatives, and pretax charges of $650 million (about $472 million after tax) have been recorded. The Corporation currently expects to incur cumulative pretax charges of $1.0 to $1.1 billion ($700 to $775 million after tax) through the end of 2008 that will yield annual pretax savings of at least $350 million in 2009. See Note 3 to the Consolidated Financial Statements for additional detail on the costs recorded in the third quarter.

Savings of approximately $35 million were realized in the third quarter of 2006, bringing the year-to-date total to nearly $75 million. Based upon results to date and plans for the balance of the year, the Corporation expects to achieve at least $100 million of savings in 2006. Pretax charges for the full year are expected to total approximately $500 million.

The strategic cost reductions are corporate decisions and are not included in the business segments’ operating profit performance. See Note 10 to the Consolidated Financial Statements for the 2006 costs of the strategic cost reductions related to the activities in the Corporation’s business segments. Third quarter 2006 charges have been recorded in Cost of Products Sold ($80.2 million) and Marketing, Research and General Expenses ($46.7 million); and a gain of $3.3 million on the disposal of a mill has been included in Other income and (expense), net.

Additional Income Statement Commentary

•

Nonoperating expense of $17.2 million for the third quarter of 2006 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 5 to the Consolidated Financial Statements.

•	Interest expense increased 17.7 percent primarily due to higher average interest rates.

•

The Corporation’s effective tax rate in the third quarter was 24.9 percent in 2006 and 17.4 percent in 2005. The increase was due primarily to a lower level of income tax benefits from the Corporation’s ownership interests in the synthetic fuel partnerships. Net of related nonoperating expense, the tax benefits contributed about $5 million to net income in 2006 versus $13 million in 2005.

•

The Corporation’s share of net income of equity affiliates rose 29.7 percent primarily due to higher earnings at Kimberly-Clark de Mexico, S.A. de C.V. (“KCM”). KCM’s results were driven by higher net selling prices and higher sales volumes, as well as lower currency transaction losses than in 2005.

•

As a result of the Corporation’s ongoing share repurchase program, the average number of common shares outstanding declined, benefiting third quarter 2006 results by $.03 per share compared with last year.

First Nine Months of 2006 Compared With First Nine Months of 2005

Analysis of Net Sales

By Business Segment

(Millions of dollars)

Net Sales	2006	2005

Personal Care	$5,054.8	$4,741.2
Consumer Tissue	4,406.8	4,295.6
K-C Professional & Other	2,007.9	1,927.7
Health Care	992.9	921.8
Corporate & Other	23.5	22.3
Intersegment sales	(46.2)	(14.9)

Consolidated	$12,439.7	$11,893.7

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net		Mix/
	Change	Growth	Price	Currency	Other

Consolidated	5	2	1	-	2

Personal Care	7	6	(1)	1	1
Consumer Tissue	3	(2)	3	-	2
K-C Professional & Other	4	-	3	-	1
Health Care	8	6	-	-	2

Consolidated net sales for the first nine months of 2006 increased 4.6 percent.

•

Personal care net sales increased 6.6 percent principally due to higher sales volumes in North America and the developing and emerging markets. Favorable currency effects, primarily in North America, Korea and Brazil were offset by overall lower net selling prices.

•

Consumer tissue net sales increased 2.6 percent because of higher net selling prices in each region, principally in North America, partially offset by lower sales volumes, primarily in North America and Europe. Unfavorable currency effects in Europe were essentially offset by favorable currency in Korea and Brazil.

•	Net sales of K-C Professional & Other products increased 4.2 percent due to higher net selling prices and improved product mix.

•	Health care net sales advanced 7.7 percent on the strength of higher sales volumes and favorable product mix.

By Geography

(Millions of dollars)

Net Sales	2006	2005

North America	$7,224.9	$6,990.6
Outside North America	5,649.5	5,305.2
Intergeographic sales	(434.7)	(402.1)

Consolidated	$12,439.7	$11,893.7

Commentary:

•

Net sales in North America increased 3.4 percent primarily due to the higher sales volumes for personal care and the higher net selling prices for consumer tissue and K-C Professional & Other products, partially offset by lower net selling prices for personal care and lower consumer tissue sales volumes.

•	Net sales outside North America increased 6.5 percent principally because of the continued strength in the developing and emerging markets.

Analysis of Operating Profit

By Business Segment

(Millions of dollars)

Operating Profit	2006	2005

Personal Care	$960.2	$943.5
Consumer Tissue	566.8	596.4
K-C Professional & Other	321.1	319.3
Health Care	185.5	174.8
Other income and (expense), net	(21.7)	(25.7)
Corporate & Other	(521.0)	(269.9)

Consolidated	$1,490.9	$1,738.4

Note:	Other income and (expense), net and Corporate & Other include the following amounts of pretax charges for the strategic cost reductions.

(Millions of dollars)	2006	2005

Other income and (expense), net	$(7.6)	$-

Corporate & Other	(414.0)	(168.0)

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
				Raw	Energy and
	Total		Net	Materials	Distribution
	Change	Volume	Price	Cost	Expense	Currency	Other (a)

Consolidated	(14)	6	10	(9)	(9)	2	14 (b)

Personal Care	2	10	(3)	(7)	(3)	2	3
Consumer Tissue	(5)	(3)	25	(8)	(16)	-	(3)
K-C Professional
& Other	1	3	16	(5)	(9)	1	(5)
Health Care	6	16	2	(11)	(5)	(2)	6

(a)	Includes higher marketing and general expenses, net of cost savings achieved.

(b)	Charges for strategic cost reductions were $253.6 million higher in 2006 than in 2005.

Consolidated operating profit declined $247.5 million or 14.2 percent from the prior year. This decrease was primarily due to $253 6 million in additional charges for the strategic cost reductions in 2006 compared with 2005. Total charges for the strategic cost reductions were $421.6 million in 2006 versus $168.0 million in 2005. Through the first nine months of 2006, higher sales volumes and increased net selling prices, along with cost savings of about $175 million, offset cost inflation of approximately $295 million and higher marketing and general expenses. Stock option expense reduced operating profit by about $27 million for the first nine months of 2006.

•

Personal care segment operating profit increased 1.8 percent because the benefits of higher sales volumes and cost savings more than offset cost inflation, lower net selling prices and higher marketing and general expenses.

•

Consumer tissue segment operating profit decreased 5.0 percent as increased net selling prices and cost savings were more than offset by cost inflation, higher marketing and general expenses and lower sales volumes.

•

Operating profit for K-C Professional & Other products increased .6 percent as higher net selling prices, increased sales volumes, improved product mix and cost savings were nearly offset by cost inflation and higher marketing and general expenses.

•	Health care segment operating profit advanced 6.1 percent due to the benefits of higher sales volumes, a favorable product mix and cost savings, tempered by cost inflation.

•

Other income and (expense), net for 2006 includes a loss on the first quarter sale of one of the properties that was disposed of as part of the strategic cost reductions. The effect of this loss was more than offset by lower foreign currency transaction losses in 2006 compared with 2005. In addition, an insurance settlement gain is included in 2005.

By Geography

(Millions of dollars)

Operating Profit	2006	2005

North America	$1,478.7	$1,565.1
Outside North America	554.9	468.9
Other income and (expense), net	(21.7)	(25.7)
Corporate & Other	(521.0)	(269.9)

Consolidated	$1,490.9	$1,738.4

Note:	Other income and (expense), net and Corporate & Other include the following amounts of pretax charges for the strategic cost reductions.

(Millions of dollars)	2006	2005

Other income and (expense), net	$(7.6)	$-

Corporate & Other	(414.0)	(168.0)

Commentary:

•	Operating profit in North America decreased 5.5 percent primarily because of lower earnings in the consumer tissue and personal care businesses tempered by higher earnings in K-C Professional.

•	Operating profit outside North America increased 18.3 percent primarily due to higher earnings in Europe and Latin America in the personal care business and in the health care business.

Additional Income Statement Commentary

•

Nonoperating expense of $40.6 million for the first nine months of 2006 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 5 to the Consolidated Financial Statements.

•

Under the Internal Revenue Code, the ability to use tax credits from the production of synthetic fuel is phased-out when the average annual domestic price of oil exceeds certain statutory amounts. The average annual domestic price for 2006 is estimated to result in a partial phase-out of the tax credits. These estimates will be updated as the year progresses, and may result in an adjustment in the fourth quarter to the credits recognized in the first nine months of 2006.

•	Interest expense increased 20.0 percent primarily due to higher average interest rates.

•

The Corporation’s effective tax rate was 26.4 percent in 2006 compared with 21.8 percent in 2005. A lower level of synthetic fuel tax benefits and related nonoperating expense than in the prior year were the main reasons the 2006 effective tax rate increased from 2005.

•

The Corporation’s share of net income of equity affiliates rose 25.5 percent primarily due to higher earnings at KCM. KCM’s performance was driven by continued strong results in its consumer business, as well as lower currency transaction losses than in 2005.

•

Minority owners’ share of subsidiaries’ net income increased 7.5 percent, primarily due to higher earnings at certain of the Corporation’s subsidiaries in Latin America, tempered by lower earnings of a subsidiary in the Middle East.

•	As a result of the Corporation’s ongoing share repurchase program, the average number of common shares outstanding declined, benefiting 2006 results by $.09 per share compared with last year.

Liquidity and Capital Resources

•	Cash provided by operations for the first nine months of 2006 increased by $130.8 million compared with 2005 primarily due to a decreased investment in working capital.

•	Capital spending for the first nine months of 2006 was $639.0 million. The Corporation continues to target full year capital spending between $900 million and $1 billion.

•

During the first nine months of 2006, the Corporation repurchased about 7.7 million shares of its common stock at a cost of approximately $464 million, including nearly 2.9 million shares repurchased during the third quarter at a cost of about $180 million. The Corporation continues to target total share repurchases of $750 million for the year.

•	At September 30, 2006, total debt and preferred securities was $4.4 billion compared to $4.6 billion at December 31, 2005.

•

On October 27, 2006, KCM announced the sale of its pulp and paper businesses. These businesses had accounted for approximately 10 percent of KCM’s operating profit in 2005. As a result of the sale of these businesses, KCM’s board of directors is expected to declare a special dividend, payable in the fourth quarter of 2006.

•

Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, repurchases of common stock and other needs in the foreseeable future.

New Accounting Standards

See Note 1 to the Consolidated Financial Statements for information on recently issued accounting standards.

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

Business Outlook

For the fourth quarter, the Corporation expects solid top-line growth, driven by continued strength in developing and emerging markets, along with higher net selling prices, increased sales volumes and product mix improvements. At current exchange rates, foreign currency is also expected to contribute positively. In addition, the Corporation expects cost reductions will continue to ramp up and KCM will sustain its excellent performance. However, it is anticipated that inflation will continue to significantly impact the Corporation’s costs. As oil costs have decreased, there has been some benefit in distribution costs; however, there has not yet been any meaningful reduction in the cost of polymer resins or packaging. Meanwhile, pulp costs have moved somewhat higher.

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

Item 4. Controls and Procedures.

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs. All share repurchases by the Corporation were made through brokers in the open market. During 2006, the Corporation anticipates purchasing $750 million of its common stock. The following table contains information for shares repurchased during the third quarter of 2006. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

			Cumulative	Remaining
			Number of	Shares That
Period	Shares	Average Cost	Shares Purchased	May Be
(2006)	Purchased (1)	Per Share	Pursuant To The Plan	Repurchased

July 1 to 31	943,000	$60.48	10,569,000	39,431,000
August 1 to 31	1,068,000	61.70	11,637,000	38,363,000
Sept. 1 to 30	881,000	64.80	12,518,000	37,482,000

Total	2,892,000

(1)

Share repurchases were made pursuant to a share repurchase program authorized by the Corporation’s board of directors on September 15, 2005 which allowed for the repurchase of 50 million shares in an amount not to exceed $5.0 billion.

In addition, during July, August and September, 1,673 shares at a cost of $102,388; 4,248 shares at a cost of $265,741; and 590 shares at a cost of $37,925, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards.

Item 6.  Exhibits.

(a)	Exhibits

(3)a

Restated Certificate of Incorporation, dated June 12, 1997 and Certificate Eliminating Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit No. (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

(3)b	By-Laws, as amended September 14, 2006, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated September 18, 2006.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

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

November 7, 2006

EXHIBIT INDEX

Exhibit No.	Description

(3)a

Restated Certificate of Incorporation, dated June 12, 1997 and Certificate Eliminating Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit No. (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

(3)b	By-Laws, as amended September 14, 2006, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated September 18, 2006.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.