Form 10-K
period 2006-12-31
KIMBERLY CLARK CORP
filed 2007-02-22
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2006 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $28.3 billion.

As of February 14, 2007, there were 456,450,272 shares of the Corporation’s common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for the Corporation’s Annual Meeting of Stockholders to be held on April 26, 2007 is incorporated by reference into Part III hereof.

KIMBERLY-CLARK CORPORATION

PART I

ITEM 1.    BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. The Corporation is a global health and hygiene company focused on product innovation and building its personal care, consumer tissue, K-C Professional & Other and health care operations. The Corporation is principally engaged in the manufacturing and marketing of a wide range of health and hygiene products around the world. Most of these products are made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency. As used in Items 1, 1A, 2, 3, 6, 7, 7A, 8 and 9A of this Form 10-K, the term “Corporation” refers to Kimberly-Clark Corporation and its consolidated subsidiaries. In the remainder of this Form 10-K, the terms “Kimberly-Clark” or “Corporation” refer only to Kimberly-Clark Corporation. For financial information by business segment and geographic area, and information about principal products and markets of the Corporation, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Item 8, Note 17 to the Consolidated Financial Statements.

Recent Developments

In July 2005, the Corporation authorized a multi-year plan to improve its competitive position by accelerating investments in targeted growth opportunities. A plan to streamline manufacturing and administrative operations, primarily in North America and Europe, was also initiated (the “Strategic Cost Reduction Plan”). See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 2 to the Consolidated Financial Statements for a discussion of the Strategic Cost Reduction Plan.

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

On November 30, 2004, the Corporation distributed to its stockholders all of the outstanding shares of common stock of Neenah Paper, Inc. (“Neenah Paper”). Neenah Paper was formed in April 2004 to facilitate the spin-off of the Corporation’s U.S. fine paper and technical paper businesses and its Canadian pulp mills (the “Spin-off”). See Item 8, Notes 1 and 3 to the Consolidated Financial Statements for additional information regarding the Spin-off.

Description of the Corporation

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care; Consumer Tissue; K-C Professional & Other; and Health Care. The reportable segments were determined in accordance with how the Corporation’s executive managers develop and execute the Corporation’s global strategies to drive growth and profitability of the Corporation’s worldwide Personal Care, Consumer Tissue, K-C Professional & Other and Health Care operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. The principal sources of revenue in each of our global business segments are described below. Revenue, profit and total assets of each reportable segment are shown in Item 8, Note 17 to the Consolidated Financial Statements.

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

PART I

(Continued)

The Consumer Tissue segment manufactures and markets facial and bathroom tissue, paper towels, napkins and related products for household use. Products in this segment are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Hakle, Page and other brand names.

The K-C Professional & Other segment manufactures and markets facial and bathroom tissue, paper towels, napkins, wipers and a range of safety products for the away-from-home marketplace. Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, WypAll, Kimtech, Kleenguard and Kimcare brand names.

The Health Care segment manufactures and markets health care products such as surgical gowns, drapes, infection control products, sterilization wrap, disposable face masks and exam gloves, respiratory products and other disposable medical products. Products in this segment are sold under the Kimberly-Clark, Ballard and other brand names.

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

In 2006, 2005 and 2004, sales to Wal-Mart Stores, Inc. were approximately 13 percent of net sales in each year.

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

Cellulose fiber, in the form of kraft pulp or fiber recycled from recovered waste paper, is the primary raw material for the Corporation's tissue products and is an important component in disposable diapers, training pants, feminine pads and incontinence care products.

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

PART I

(Continued)

Research and Development

Research and development expenditures are directed toward new or improved personal care, tissue, wiping, and health care products and nonwoven materials. Consolidated research and development expense was $301.2 million in 2006, $319.5 million in 2005, and $279.7 million in 2004.

Foreign Market Risks

The Corporation operates and markets its products globally, and its business strategy includes targeted growth in the developing and emerging markets. See Item 1A, “Risk Factors” for a discussion of foreign market risks that may affect the Corporation’s financial results.

Environmental Matters

Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at the Corporation’s facilities are expected to be approximately $17 million in 2007 and $14 million in 2008. Of these amounts, approximately $6 million in 2007 and $5 million in 2008 are expected to be spent at facilities in the U.S. For facilities outside of the U.S., capital expenditures for environmental controls are expected to be approximately $11 million in 2007 and $9 million in 2008.

Total worldwide operating expenses for environmental compliance are expected to be approximately $159 million in 2007 and $154 million in 2008. Operating expenses for environmental compliance with respect to U.S. facilities are expected to be approximately $75 million in 2007 and $73 million in 2008. Operating expenses for environmental compliance with respect to facilities outside the U.S. are expected to be approximately $84 million in 2007 and $81 million in 2008. Operating expenses include pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs.

Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Corporation’s total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in the Corporation’s plans, changes in legal requirements or other factors.

Employees

In its worldwide consolidated operations, the Corporation had more than 55,000 employees as of December 31, 2006.

Item 10 of this Form 10-K identifies executive officers of the Corporation and is incorporated herein by reference.

Available Information

The Corporation makes available financial information, news releases and other information on the Corporation’s website at www.kimberly-clark.com. There is a direct link from the website to the Corporation’s Securities and Exchange Commission filings via the EDGAR database, where the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after the Corporation files such reports and amendments with, or

PART I

(Continued)

furnishes them to, the Securities and Exchange Commission. Stockholders may also contact Stockholder Services, P.O. Box 612606, Dallas, Texas 75261-2606 or call 972-281-1522 to obtain a hard copy of these reports without charge.

ITEM 1A.    RISK FACTORS

The following factors, as well as factors described elsewhere in this Form 10-K, or in other filings by the Corporation with the Securities and Exchange Commission, could adversely affect the Corporation's consolidated financial position, results of operations or cash flows. Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

Significant increases in prices for raw materials, energy, transportation and other necessary supplies and services could adversely affect the Corporation’s financial results.

Increases in the cost of and availability of raw materials, including pulp and petroleum-based materials, the cost of energy, transportation and other necessary services, supplier constraints, an inability to maintain favorable supplier arrangements and relations or an inability to avoid disruptions in production output caused by such events as natural disasters, power outages, labor strikes, and the like could have an adverse effect on the Corporation’s financial results.

Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered waste paper, is used extensively in the Corporation’s tissue products and is subject to significant price fluctuations due to the cyclical nature of these fiber markets. Recycled fiber accounts for approximately 29 percent of the Corporation and its equity companies' overall fiber requirements.

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

The Corporation's manufacturing operations utilize electricity, natural gas and petroleum-based fuels.

To ensure that it uses all forms of energy cost-effectively, the Corporation maintains ongoing energy efficiency improvement programs at all of its manufacturing sites. The Corporation’s contracts with energy suppliers vary as to price, payment terms, quantities and duration. The Corporation’s energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. There can be no assurance that the Corporation will be fully

PART I

(Continued)

protected against substantial changes in the price or availability of energy sources. Derivative instruments are used to hedge a substantial portion of natural gas price risk in accordance with the Corporation's risk management policy.

Increased pricing pressure and intense competition for sales of the Corporation’s products could have an adverse effect on the Corporation’s financial results.

The Corporation competes in intensely competitive markets against well-known, branded products and private label products both domestically and internationally. Inherent risks in the Corporation’s competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of consolidation within retailer and distribution channels, and competitive reaction. Some of the Corporation’s major competitors have undergone consolidation, which could result in increased competition and alter the dynamics of the industry. Such consolidation may give competitors greater financial resources and greater market penetration and enable competitors to offer a wider variety of products and services at more competitive prices, which could adversely affect the Corporation’s financial results. It may be necessary for the Corporation to lower prices on its products and increase spending on advertising and promotions, each of which could adversely affect the Corporation’s financial results. In addition, the Corporation incurs substantial development and marketing costs in introducing new and improved products and technologies. The introduction of a new consumer product (whether improved or newly developed) usually requires substantial expenditures for advertising and marketing to gain recognition in the marketplace. If a product gains consumer acceptance, it normally requires continued advertising and promotional support to maintain its relative market position. Some of the Corporation’s competitors are larger and have greater financial resources than the Corporation. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Corporation can. The Corporation’s ability to develop new products is affected by whether it can develop and fund technological innovations, receive and maintain necessary patent and trademark protection and successfully anticipate consumer needs and preferences.

There is no guarantee that the Corporation will be successful in developing new and improved products and technologies necessary to compete successfully in the industry or that the Corporation will be successful in advertising, marketing and selling its products.

Changes in the policies of our retail trade customers and increasing dependence on key retailers in developed markets may adversely affect our business.

The Corporation’s products are sold in a highly competitive global marketplace, which is experiencing increased concentration and the growing presence of large-format retailers and discounters. With the consolidation of retail trade, especially in developed markets such as the U.S. and Europe, the Corporation is increasingly dependent on key retailers, and some of these retailers, including large-format retailers, may have greater bargaining power than does the Corporation. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. The Corporation may also be negatively affected by changes in the policies of its retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products and other conditions. If the Corporation loses a significant customer or if sales of its products to a significant customer materially decrease, the Corporation’s business, financial condition and results of operations may be materially adversely affected.

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

PART I

(Continued)

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

The Corporation faces increased risks in its international operations, including fluctuations in currency exchange rates, adverse political and economic conditions, legal and regulatory constraints, tariffs and other trade barriers, difficulties in enforcing contractual and intellectual property rights, costs and difficulties in managing international operations and potentially adverse tax consequences. Each of these factors could adversely affect the Corporation’s financial results.

In addition, intense competition in European personal care and tissue markets and the challenging economic, political and competitive environments in Latin America and developing countries in Eastern Europe and Asia may slow the Corporation’s sales growth and earnings potential. The Corporation’s success internationally also depends on its ability to acquire or to form successful business alliances, and there is no guarantee that the Corporation will be able to acquire or form such alliances. In addition, there can be no assurance that the Corporation’s products will be accepted in any particular market. The Corporation is subject to the movement of various currencies against each other and versus the U.S. dollar. Exposures, arising from transactions and commitments denominated in non-local currencies, are systematically hedged through foreign currency forward, option and swap contracts. Translation exposure for the Corporation with respect to foreign operations generally is not hedged. There can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

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

PART I

(Continued)

Beginning in 2007, the Corporation will obtain certain administrative services from third parties which have previously been provided by employees of the Corporation. If the third-party service providers fail to satisfactorily perform these administrative services, our operations could be adversely impacted.

As part of the Corporation’s Global Business Plan, a number of administrative functions are being transferred to third-party service providers beginning in 2007. Those functions include certain: information technology; finance and accounting; sourcing and supply management; and human resources services. Although moving these administrative functions to third-party service providers is expected to lower the Corporation’s cost of operations, the Corporation could experience disruptions in the quality and timeliness of the services. Disruptions or delays at the third-party service providers due to regional economic, business, environmental, or political events, or information technology system failures or military actions could adversely impact the Corporation’s operations, payments to the Corporation’s vendors, employees, and others, and the Corporation’s ability to report financial and management information on a timely and accurate basis.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Management believes that the Corporation's and its equity affiliates’ production facilities are suitable for their purpose and adequate to support their businesses. The extent of utilization of individual facilities varies, but they generally operate at or near capacity, except in certain instances such as when new products or technology are being introduced or when mills are being shut down.

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

PART I

(Continued)

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

PART I

(Continued)

Outside the United States

Argentina

Bernal—tissue products

Pilar—feminine care and incontinence care products

San Luis—diapers

Australia

Albury—nonwovens

Ingleburn—diapers

Millicent—pulp and tissue products

Tantanoola—pulp

Warwick Farm—tissue products

Bahrain

*	East Riffa—tissue products

Belgium

Duffel—tissue products

Bolivia

Santa Cruz—tissue products

Brazil

Correia Pinto—tissue products

Cruzeiro—tissue products

Mogi das Cruzes—tissue products

Porto Alegre—feminine care products

Suzano—diapers, wet wipes and incontinence care products

Canada

Huntsville, Ontario—tissue products

China

Beijing—feminine care and adult care products

Guangzhou—tissue products

Nanjing—feminine care products

Shanghai—tissue products

Colombia

Barbosa—wipers, business and correspondence papers and notebooks

Puerto Tejada—tissue products

Tocancipa—diapers and feminine care products

*	Villa Rica—diapers and incontinence care products

Costa Rica

Belen—tissue products

Cartago—diapers and feminine care and incontinence care products

*	Equity company production facility

PART I

(Continued)

Czech Republic

Jaromer—diapers, youth and training pants and incontinence care products

Litovel—feminine care products

Dominican Republic

Santo Domingo—tissue products

Ecuador

Mapasingue—tissue products, diapers and feminine care products

El Salvador

Sitio del Niño—tissue products

France

Rouen—tissue products

Villey-Saint-Etienne—tissue products

Germany

Koblenz—tissue products

Reisholz—tissue products

Weinheim—health care products

Honduras

Villanueva—health care products

India

*	Pune—feminine care products and diapers

Indonesia

Jakarta—feminine care and tissue products

Israel

Afula—diapers and feminine care and incontinence care products

Hadera—tissue products

Nahariya—tissue products

Italy

Alanno—tissue products

Romagnano—tissue products

Korea

Anyang—feminine care products, diapers and tissue products

Kimcheon—tissue products and nonwovens

Taejon—feminine care products, diapers and nonwovens

Malaysia

Kluang—tissue and feminine care products

*	Equity company production facility

PART I

(Continued)

Mexico

Acuña—health care products

*	Bajio—tissue products
*	Cuautitlan—feminine care products, diapers and nonwovens
*	Ecatepec—tissue products

Magdalena—health care products

*	Morelia—tissue products

Nogales—health care products

*	Orizaba—tissue products
*	Ramos Arizpe—tissue products and diapers
*	Texmelucan—tissue products
*	Tlaxcala—diapers, nonwovens and wet wipes

Peru

Puente Piedra—tissue products

Villa—diapers and feminine care and incontinence care products

Philippines

San Pedro, Laguna—feminine care products, diapers and tissue products

Poland

Klucze—tissue products

Saudi Arabia

*	Al-Khobar—diapers, feminine care and tissue products

Singapore

Tuas—diapers

Slovak Republic

Piestany—health care products

South Africa

Cape Town—tissue, feminine care and incontinence care products

Springs—tissue products and diapers

Spain

Aranguren—tissue products

Arceniega—tissue products and personal cleansing products and systems

Calatayud—diapers

Salamanca—tissue products

Telde, Canary Islands—tissue products

Switzerland

Niederbipp—tissue products

*	Equity company production facility

PART I

(Continued)

Taiwan

Chung Li—tissue, feminine care products and diapers

Hsin-Ying—tissue products

Ta-Yuan—tissue products

Thailand

Hat Yai—disposable gloves

Pathumthani—feminine care and tissue products

Samut Prakarn—tissue products

Turkey

Istanbul—diapers

United Kingdom

Barrow—tissue products

Barton-upon-Humber—diapers and nonwovens

Flint—tissue products and nonwovens

Northfleet—tissue products

Venezuela

Maracay—tissue products and diapers

Vietnam

Binh Duong—feminine care products

Hanoi—feminine care products

ITEM 3.    LEGAL PROCEEDINGS

The Corporation is subject to federal, state and local environmental protection laws and regulations with respect to its business operations and is operating in compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites. In management’s opinion, none of the Corporation’s compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend and market price data included in Item 8, Note 19 to the Consolidated Financial Statements is incorporated in this Item 5 by reference.

Quarterly dividends have been paid continually since 1935. Dividends are paid on or about the second business day of January, April, July and October. The Automatic Dividend Reinvestment service of Computershare Investor Services is available to Kimberly-Clark stockholders of record. The service makes it possible for Kimberly-Clark stockholders of record to have their dividends automatically reinvested in common stock and to make additional cash investments up to $3,000 per quarter.

Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.

As of February 14, 2007, the Corporation had 31,982 holders of record of its common stock.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs. During 2006, the Corporation purchased $750 million worth of its common stock. The following table contains information for shares repurchased during the fourth quarter of 2006. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (2006)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to 31	1,222,000	$66.05	13,740,000	36,260,000
November 1 to 30	1,588,000	66.16	15,328,000	34,672,000
December 1 to 31	1,489,000	67.13	16,817,000	33,183,000

Total	4,299,000

(a)	All share repurchases between October 1, 2006 and December 31, 2006 were made pursuant to share repurchase programs authorized by the Corporation’s Board of Directors on September 15, 2005 and publicly announced on such date, which allow for the repurchase of 50 million shares in an amount not to exceed $5.0 billion.

In addition, during November and December 2006, 42,061 shares at a cost of $2,775,949, and 163 shares at a cost of $9,922, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards. No such shares were purchased in October 2006.

PART II

(Continued)

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2006		2005(b)	2004(c)	2003(c)	2002(c)(d)
	(Millions of dollars, except per share amounts)
Net Sales	$16,746.9		$15,902.6	$15,083.2	$14,026.3	$13,231.5
Gross Profit	5,082.1		5,075.2	5,068.5	4,794.4	4,693.8
Operating Profit	2,101.5		2,310.6	2,506.4	2,331.6	2,368.3
Share of Net Income of Equity Companies	218.6	(a)	136.6	124.8	107.0	113.3
Income from:
Continuing operations	1,499.5		1,580.6	1,770.4	1,643.6	1,627.4
Discontinued operations	—		—	29.8	50.6	58.6
Cumulative effect of accounting change	—		(12.3)	—	—	(11.4)
Net income	1,499.5		1,568.3	1,800.2	1,694.2	1,674.6
Per share basis:
Basic
Continuing operations	3.27		3.33	3.58	3.24	3.15
Discontinued operations	—		—	.06	.10	.11
Cumulative effect of accounting change	—		(.03)	—	—	(.02)
Net income	3.27		3.30	3.64	3.34	3.24
Diluted
Continuing operations	3.25		3.31	3.55	3.23	3.13
Discontinued operations	—		—	.06	.10	.11
Cumulative effect of accounting change	—		(.03)	—	—	(.02)
Net income	3.25		3.28	3.61	3.33	3.22
Cash Dividends Per Share
Declared	1.96		1.80	1.60	1.36	1.20
Paid	1.92		1.75	1.54	1.32	1.18
Total Assets	$17,067.0		$16,303.2	$17,018.0	$16,779.9	$15,639.6
Long-Term Debt	2,276.0		2,594.7	2,298.0	2,733.7	2,844.0
Stockholders’ Equity	6,097.4		5,558.2	6,629.5	6,766.3	5,650.3

(a)	The Corporation's share of net income includes a gain of approximately $46 million from the sale by Kimberly-Clark de Mexico, S.A.B. de C.V. of its pulp and paper business.

(b)	In accordance with the requirements of Financial Accounting Standards Board Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, the Corporation recorded a pretax asset retirement obligation of $23.6 million at December 31, 2005. The cumulative effect on income, net of related income tax effects, of recording the asset retirement obligation was $12.3 million, or $.03 per share. See Item 8, Note 1 to the Consolidated Financial Statements.

(c)	Income statement data present the results of Neenah Paper’s fine and technical papers businesses as discontinued operations.

(d)	During 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board issued EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The Corporation adopted EITF 01-9 effective January 1, 2002. EITF 01-9 required the recording of a cumulative effect of a change in accounting principle in 2002, equal to an after-tax charge of approximately $.02 per share, which resulted from a change in the period for recognizing the costs of coupons.

PART II

(Continued)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide investors with an understanding of the Corporation’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2006 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Variable Interest Entities

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	New Accounting Standards

•	Business Outlook

•	Forward-Looking Statements

Overview of Business

The Corporation is a global health and hygiene company with manufacturing facilities in 37 countries and its products are sold in more than 150 countries. The Corporation’s products are sold under such well-known brands as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. The Corporation has four reportable global business segments: Personal Care; Consumer Tissue; K-C Professional & Other; and Health Care. These global business segments are described in greater detail in Item 8, Note 17 to the Consolidated Financial Statements.

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

•

Aggressive competitive actions in 2005 and 2006 have required increased promotional spending to support new product introductions and enable competitive pricing in order to protect the position of the Corporation’s products in the market. We expect competition to continue to be intense in 2007.

•

Market shares—Achieving leading market shares in our principal products has been an important part of our past performance. We hold number 1 or 2 share positions in more than 80 countries. Achieving and maintaining leading market shares is important because of ongoing consolidation of retailers and the trend of leading merchandisers seeking to stock only the top competitive brands.

•

Cost controls—To maintain our competitive position, we must control our manufacturing, distribution and other costs. We have achieved cost savings from reducing material costs and manufacturing waste and realizing productivity gains and distribution efficiencies in our business segments. Our ability to control costs can be affected by changes in the price of oil, pulp and other commodities we consume in our manufacturing processes. Our strategic investments in information systems and partnering with third party providers of administrative services should also allow further cost savings through streamlining administrative activities.

•

Foreign currency and commodity risks—As a multinational enterprise, we are exposed to changes in foreign currency exchange rates, and we are also exposed to changes in commodity prices. Our ability to effectively manage these risks can have a material impact on our results of operations.

Overview of 2006 Results

Competitive pressures continued during 2006 in most of the Corporation’s businesses. In addition, the Corporation continued to be adversely affected by raw material cost inflation and higher energy and related costs.

•	Net sales rose 5.3 percent.

•	Growth was driven by higher sales volumes, increased net selling prices and an improved product mix.

•	Operating profit decreased 9.0 percent and net income and diluted earnings per share decreased 4.4 percent and .9 percent, respectively.

•

Higher net sales and cost savings of about $265 million did not overcome the effects of about $385 million of cost inflation and approximately $484 million of charges related to the strategic cost reductions.

•	Cash flow from operations increased 12 percent to $2.6 billion.

•	The Corporation returned $1.6 billion to shareholders through dividends and share repurchases.

Results of Operations and Related Information

This section contains a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2006 results of operations. This discussion and analysis compares 2006 results to 2005, and 2005 results to 2004. Each discussion focuses first on consolidated results, and then the results of each reportable business segment.

PART II

(Continued)

Analysis of Consolidated Net Sales

By Business Segment

	Year Ended December 31
	2006	2005	2004
	(Millions of dollars)
Personal Care	$6,740.9	$6,287.4	$5,975.1
Consumer Tissue	5,982.0	5,781.3	5,343.0
K-C Professional & Other	2,718.7	2,595.7	2,757.7
Health Care	1,331.8	1,226.1	1,200.2
Corporate & Other	32.3	31.4	24.3
Intersegment sales(a)	(58.8)	(19.3)	(217.1)

Consolidated	$16,746.9	$15,902.6	$15,083.2

By Geographic Area

	Year Ended December 31
	2006	2005	2004
	(Millions of dollars)
United States	$9,405.6	$9,093.1	$8,683.5
Canada(a)	538.0	516.4	911.0
Intergeographic sales(a)	(249.2)	(254.7)	(554.4)

Total North America	9,694.4	9,354.8	9,040.1
Europe	3,153.4	3,072.8	3,098.3
Asia, Latin America and other	4,480.9	4,019.2	3,488.8
Intergeographic sales	(581.8)	(544.2)	(544.0)

Consolidated	$16,746.9	$15,902.6	$15,083.2

(a)	The decrease in 2005 is primarily due to the 2004 divestment of pulp operations.

Commentary:

2006 versus 2005

	Percent Change in Sales Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Currency	Mix/ Other
Consolidated	5.3	2	1	1	1
Personal Care	7.2	6	(1)	1	1
Consumer Tissue	3.5	(1)	3	1	1
K-C Professional & Other	4.7	1	2	1	1
Health Care	8.6	7	1	—	1

Consolidated net sales increased 5.3 percent from 2005. Sales volumes rose more than 2 percent, driven by growth in the personal care and health care segments. Net selling prices increased more than 1 percent, as higher

PART II

(Continued)

net selling prices for consumer tissue were partially offset by lower net selling prices for personal care. Favorable currency effects, primarily in Korea and Brazil, and improved product mix each added about 1 percent.

•

Worldwide sales of personal care products increased 7.2 percent due to higher sales volumes, with each of the regions contributing to the increase, favorable currency effects and improved product mix, partially offset by lower net selling prices.

In North America, net sales increased about 4 percent principally resulting from higher sales volumes for disposable diapers, continued growth in child care products—GoodNites youth pants and Pull-Ups training pants—Huggies baby wipes and incontinence care products, partially offset by continued lower feminine care sales volumes. Lower net selling prices of about 1 percent due to competitive pressures were partially offset by a favorable Canadian dollar currency effect.

Net sales in Europe were even with the prior year as higher sales volumes were offset by lower net selling prices. Increased sales volumes, primarily for disposable diapers, were tempered by lower sales volumes for feminine care products.

In the developing and emerging markets, net sales grew 14 percent with each of the regions contributing to the increase. The overall increase was driven by more than 9 percent higher sales volumes reflecting double-digit growth in Latin America and the Middle East, Africa and Eastern Europe. Favorable product mix, led by results in Korea, and favorable currency effects, primarily in Korea and Brazil, each added about 2 percent to the net sales gain.

•	Worldwide net sales of consumer tissue products increased 3.5 percent primarily due to higher net selling prices in each geographic region.

In North America, net sales were nearly 4 percent higher principally due to increased net selling prices as the benefit of improved product mix was partially offset by lower sales volumes. The higher net selling prices resulted from price increases in February 2006 on bathroom tissue and towels, and a price increase in April 2006 for facial tissue. The price increases were tempered by higher promotional spending.

In Europe, net sales declined about 1 percent because higher net selling prices and favorable product mix did not offset lower sales volumes. The lower sales volumes were due, in part, to the strategy of exiting low margin businesses.

In the developing and emerging markets, net sales advanced about 9 percent. Sales volumes increased more than 1 percent, net selling prices rose nearly 4 percent and favorable product mix and currency each added nearly 2 percent. Each of the regions contributed to the higher net selling prices, and Korea and Brazil provided the most significant currency gains.

•

Worldwide net sales of K-C Professional & Other products increased 4.7 percent due to 2 percent higher net selling prices, while sales volumes, favorable product mix and currency each added about 1 percent. North America led the higher net selling prices due to several contract price increases over the last two years.

•

Worldwide net sales of health care products rose 8.6 percent on the strength of nearly 7 percent higher sales volumes. The sales volume growth reflects gains for face masks, sterilization wrap and the new Sterling Nitrile exam glove. Higher net selling prices and favorable product mix each contributed about 1 percent to the increase.

PART II

(Continued)

2005 versus 2004

	Percent Change in Sales Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Currency	Mix/ Other	Pulp Sales
Consolidated	5.4	3	1	2	—	(1)
Personal Care	5.2	4	—	2	(1)	—
Consumer Tissue	8.2	4	2	1	1	—
K-C Professional & Other	(5.9)	3	1	1	—	(11)
Health Care	2.2	3	(1)	—	—	—

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

•

Worldwide net sales of personal care products increased 5.2 percent due to higher sales volumes, primarily in North and Latin America, and favorable currency effects related to the previously mentioned currencies and higher net selling prices in the developing and emerging markets. These positive factors were partially offset by lower net selling prices in North America and Europe.

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

PART II

(Continued)

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

•

Worldwide net sales for K-C Professional & Other products decreased 5.9 percent. The divestiture of the pulp operations included in the Neenah Paper spin-off reduced net sales by about 11 percent. Overall sales volumes increased approximately 3 percent while net selling prices and favorable currency effects each added about 1 percent.

•	Worldwide net sales of health care products increased 2.2 percent on sales volume growth of nearly 3 percent partially offset by lower net selling prices of about 1 percent.

Analysis of Consolidated Operating Profit

By Business Segment

	Year Ended December 31
	2006	2005	2004
	(Millions of dollars)
Personal Care	$1,302.5	$1,242.2	$1,253.2
Consumer Tissue	772.6	805.8	803.1
K-C Professional & Other	437.1	446.9	387.1
Health Care	246.2	226.3	269.5
Other income and (expense), net	(32.3)	(27.2)	(51.2)
Corporate & Other	(624.6)	(383.4)	(155.3)

Consolidated	$2,101.5	$2,310.6	$2,506.4

By Geographic Area

	Year Ended December 31
	2006	2005	2004
	(Millions of dollars)
United States	$1,856.2	$1,973.5	$1,953.1
Canada	142.8	107.7	122.0
Europe	211.1	165.9	221.0
Asia, Latin America and other	548.3	474.1	416.8
Other income and (expense), net	(32.3)	(27.2)	(51.2)
Corporate & Other	(624.6)	(383.4)	(155.3)

Consolidated	$2,101.5	$2,310.6	$2,506.4

Note:	Other income and (expense), net and Corporate & Other include the following amounts of pretax charges for the strategic cost reductions.

	2006	2005	2004
	(Millions of dollars)
Other income and (expense), net	$(8.0)	$—	$—
Corporate & Other	(476.4)	(228.6)	—

PART II

(Continued)

Commentary:

2006 versus 2005

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Raw Materials Cost	Energy and Distribution Expense	Currency	Other(a)
Consolidated	(9.0)	7	9	(10)	(8)	2	(9)(b)
Personal Care	4.9	10	(5)	(7)	(2)	2	7
Consumer Tissue	(4.1)	(2)	23	(11)	(13)	—	(1)
K-C Professional & Other	(2.2)	(1)	13	(7)	(7)	1	(1)
Health Care	8.8	19	4	(11)	(5)	—	2

(a)	Includes the benefit of cost savings achieved, net of higher marketing and general expenses.

(b)	Charges for strategic cost reductions were $255.8 million higher in 2006 than in 2005.

Consolidated operating profit declined 9.0 percent or $209.1 million. Primary factors that affected the comparison were approximately $256 million of higher charges in 2006 for the Strategic Cost Reduction Plan that are not included in the business segments (as discussed later in this MD&A and in Item 8, Note 2 to the Consolidated Financial Statements), cost inflation of about $385 million and higher marketing, research and general expenses. Partially offsetting those factors were gross cost savings of about $265 million, higher net selling prices and increased sales volumes. As discussed in Note 7 to the Consolidated Financial Statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). Stock option expense under the provisions of SFAS 123R reduced 2006 operating profit by about $35 million. Operating profit as a percent of net sales declined to 12.5 percent from 14.5 percent in 2005.

•

Operating profit for personal care products increased 4.9 percent. Cost savings and higher sales volumes more than offset raw material cost inflation—primarily for polymer resins and superabsorbents—and lower net selling prices.

Operating profit in North America was even with last year as higher sales volumes and cost savings were offset by lower net selling prices, materials cost inflation and higher manufacturing costs partly related to product improvements. In Europe, operating results improved due to higher sales volumes, cost savings and lower marketing, research and general expenses. Operating profit in the developing and emerging markets increased more than 10 percent primarily due to increased sales volumes and improved product mix, tempered by increased marketing expenses.

•

Operating profit for consumer tissue products decreased 4.1 percent as higher net selling prices were more than offset by cost inflation, primarily for pulp, increased energy and distribution expenses and higher marketing, research and general expenses.

In North America, operating profit declined nearly 3 percent due to higher pulp, energy, distribution, manufacturing and start-up costs that more than offset higher net selling prices. Operating profit in Europe decreased as higher pulp and energy costs and increased manufacturing expenses more than offset higher net selling prices and cost savings. In the developing and emerging markets, operating profit declined as higher pulp, distribution and marketing, research and general expenses more than offset the increased net selling prices.

•

Operating profit for K-C Professional & Other products declined 2.2 percent because higher pulp, energy and distribution costs and increased marketing, research and general expenses more than offset higher net selling prices and cost savings.

PART II

(Continued)

•

Operating profit for health care products increased 8.8 percent. The higher sales volumes, favorable product mix and cost savings combined to more than offset raw materials inflation and higher general expenses.

Strategic Cost Reduction Plan

During 2006, the Corporation made progress implementing the Strategic Cost Reduction Plan that will support the targeted growth investments announced in July 2005. As previously disclosed, management expects this plan to reduce costs by streamlining manufacturing and administrative operations, primarily in North America and Europe, creating a more competitive platform for growth and margin improvement.

Pretax charges totaling $484.4 million and $228.6 million for these cost reduction initiatives ($345.0 million and $167.6 million after tax) were recorded in 2006 and 2005, respectively. See Item 8, Note 2 to the Consolidated Financial Statements for the detail of the costs recorded in 2006 and 2005.

Based on current estimates, the strategic cost reductions are expected to result in cumulative charges of approximately $950 million to $1.0 billion before tax ($665—$700 million after tax) by the end of 2008. The change in estimate from the previous range of $1.0 billion to $1.1 billion was primarily due to reduced severances because of higher attrition and higher than anticipated proceeds from asset sales. The Corporation expects these actions will yield anticipated annual pretax savings of at least $350 million by 2009. Continuous productivity gains over the last several years along with investments in state-of-the-art manufacturing capacity are enabling the Corporation to consolidate production at fewer facilities. Cash costs related to the sale, closure or streamlining of operations, relocation of equipment, severance and other expenses are expected to account for less than 40 percent of the charges. Noncash charges consist primarily of incremental depreciation and amortization and asset write downs.

By the end of 2008, management anticipates there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees. As of December 31, 2006, a net workforce reduction of more than 3,000 had occurred. Approximately 20 manufacturing facilities, or 17 percent of the Corporation’s worldwide total, are expected to be sold or closed and an additional 4 facilities are expected to be streamlined. There is a particular focus on Europe, aimed at improving business results in the region. The Corporation intends to consolidate and streamline manufacturing facilities, further improve operating efficiencies, and reduce selling, general and administrative expenses while reinvesting in key growth opportunities there. As of December 31, 2006, charges have been recorded related to the cost reduction initiatives for 23 facilities.

The strategic cost reductions are corporate decisions and are not included in the business segments’ operating profit performance. See Item 8, Note 17 to the Consolidated Financial Statements for the 2006 and 2005 costs of the strategic cost reductions by business segment and geographic area.

Other income and (expense), net

Other income and (expense), net increased by $5.1 million in 2006. While currency transaction losses were lower in 2006 than the prior year, 2005 included income of approximately $22 million from an insurance claim for partial recovery of damages related to a fire in 2004 at a facility in Europe. Also included in 2006 are costs of $8.0 million for facilities disposed of as part of the strategic cost reduction plan.

PART II

(Continued)

2005 versus 2004

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Raw Materials Cost	Energy and Distribution Expense	Currency	Other(a)
Consolidated	(7.8)	7	4	(9)	(7)	1	(4)(b)
Personal Care	(0.9)	6	(2)	(12)	(2)	3	6
Consumer Tissue	0.3	7	11	(4)	(14)	1	(1)
K-C Professional & Other	15.4	9	8	(4)	(7)	2	7(c)
Health Care	(16.0)	7	(4)	(10)	(3)	—	(6)

(a)	Includes the benefits of cost savings achieved, net of increased marketing and research costs.

(b)	Includes costs aggregating $228.6 million for the strategic cost reductions.

(c)	Operating losses from divested pulp operations were included in 2004.

Consolidated operating profit decreased 7.8 percent. Significant items that negatively affected operating profit were approximately $229 million of charges related to the previously discussed strategic cost reduction plan, cost inflation of about $400 million and higher marketing, research and general expenses. Those items were partially offset by gross cost savings of nearly $210 million, increased sales volumes and higher net selling prices. Operating profit as a percent of net sales declined to 14.5 percent from 16.6 percent for 2004.

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

•

Operating profit for the K-C Professional & Other segment increased 15.4 percent. The higher sales volumes and higher net selling prices combined with cost savings and the absence of operating losses related to the divested pulp operations allowed the segment to overcome materials and energy related cost inflation.

•

Operating profit for the health care segment decreased 16.0 percent. Increased raw materials costs, principally for polymers, higher energy and distribution costs and the lower net selling prices more than offset the benefits of the higher sales volumes and cost savings.

PART II

(Continued)

Other Income and (expense), net

Other income and (expense), net decreased compared with 2004 primarily due to the previously described income in 2005 of approximately $22 million from an insurance claim. Increased currency transaction losses in 2005 were mitigated by lower write-offs related to the Corporation’s investments in historic real estate restoration projects.

Additional Income Statement Commentary

Synthetic Fuel Partnerships

As described in Item 8, Note 14 to the Consolidated Financial Statements, the Corporation owns minority interests in two synthetic fuel partnerships. Pretax losses from participation in these partnerships are reported as nonoperating expense in the Consolidated Income Statement. The $113.5 million decrease in these losses in 2006 compared with 2005 was primarily due to the partnerships reducing operations in anticipation of the phase-out of related tax credits as the price of crude oil increased during 2006. The Corporation’s income tax provision in 2006 was $148.3 million higher as a result of decreased income tax credits and tax benefits compared with 2005. For 2005, the $20.6 million increase in these losses compared with 2004 was primarily due to the Corporation’s full-year participation in one of the partnerships versus a partial year in 2004. The Corporation’s income tax provision was lowered by $34.5 million in 2005 compared with 2004 as a result of increased income tax credits and tax benefits of the higher nonoperating expenses. Diluted earnings per share benefited by $.04 in 2006 compared with $.12 and $.08 in 2005 and 2004, respectively, from the synthetic fuel investments.

2006 versus 2005

•	Interest expense increased primarily due to higher average interest rates.

•	The Corporation’s effective tax rate was 25.4 percent in 2006 compared with 22.3 percent in 2005 primarily due to the reduced benefits from the synthetic fuel partnerships discussed above.

•

The Corporation’s share of net income of equity companies increased $82.0 million including $45.6 million that was its share of a gain realized by Kimberly-Clark de Mexico, S.A.B. de C.V. (“KCM”) from the sale of KCM’s pulp and paper business in the fourth quarter of 2006. The remainder of the increase was driven by continued double-digit profit growth for KCM’s consumer business as well as lower currency transaction losses at KCM compared with 2005.

•	Minority owners’ share of subsidiaries’ net income increased $8.3 million primarily because of higher earnings of companies in the developing and emerging markets.

•	As a result of the Corporation’s share repurchase program, the average number of common shares outstanding declined, which benefited 2006 net income by $.11 per share.

2005 versus 2004

•	Interest expense increased due to both a higher average level of debt and higher interest rates.

•

The Corporation’s effective income tax rate was 22.3 percent in 2005 compared with 22.0 percent in 2004. The most significant factors causing the increase were the taxes on the dividends received under the American Jobs Creation Act partially offset by the increased synthetic fuel credits.

•

The Corporation’s share of net income of equity companies increased $11.8 million from 2004 primarily due to higher earnings at KCM. KCM’s results were driven by a nearly 16 percent increase in sales due to volume growth in its consumer businesses and higher selling prices. However, its earnings growth was tempered by currency losses.

PART II

(Continued)

•	Minority owners’ share of subsidiaries’ net income increased $12.6 million primarily due to higher earnings of companies in the developing and emerging markets.

•	As a result of the Corporation’s share repurchase program, the average number of common shares outstanding declined, which benefited 2005 net income by $.14 per share.

Liquidity and Capital Resources

	Year Ended December 31
	2006	2005
	(Millions of dollars)
Cash provided by operations	$2,579.5	$2,311.8
Capital spending	972.1	709.6
Acquisitions of businesses, net of cash acquired	99.6	17.4
Ratio of total debt and preferred securities to capital (a)	40.3%	43.5%
Pretax interest coverage—times	8.0	9.3

(a)	Capital is total debt and preferred securities plus stockholders’ equity and minority owners’ interest in subsidiaries.

Cash Flow Commentary:

Cash provided by operations increased $267.7 million, including a special dividend of $123 million from KCM, and the balance of the increase was primarily due to reduced investment in working capital.

Contractual Obligations:

The following table presents the Corporation’s total contractual obligations for which cash flows are fixed or determinable.

	Total	2007	2008	2009	2010	2011	2012+
	(Millions of dollars)
Contractual obligations
Long-term debt	$2,813	$537	$27	$56	$33	$5	$2,155
Interest payments on long-term debt	1,207	129	121	112	108	105	632
Operating leases	451	84	71	61	49	41	145
Unconditional purchase obligations	1,657	489	375	281	196	54	262
Open purchase orders	850	850	—	—	—	—	—

Total contractual obligations	$6,978	$2,089	$594	$510	$386	$205	$3,194

Obligations Commentary:

•	Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2006.

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

PART II

(Continued)

•	The open purchase orders displayed in the table represent amounts the Corporation anticipates will become payable within the next year for goods and services it has negotiated for delivery.

The above table does not include future payments that the Corporation will make for other postretirement benefit obligations. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, the Corporation anticipates making annual payments for these obligations within a range from more than $85 million in 2007 to more than $95 million by 2016.

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

Investing Commentary:

•

During 2006, the Corporation’s capital spending of $972.1 million, which was equal to 5.8 percent of net sales, was within the long-term targeted range of 5 percent to 6 percent of net sales. Management believes that the capital spending target range is appropriate.

•

During the fourth quarter of 2006, the Corporation acquired the remaining 30 percent interest in its Brazilian subsidiary, Kimberly-Clark Kenko Industrie e Comercio Ltda. (See Item 8, Note 4 to the Consolidated Financial Statements for additional detail.)

Financing Commentary:

•	At December 31, 2006 total debt and preferred securities was $4.4 billion compared with $4.6 billion last year end.

•

During the fourth quarter of 2006, the Corporation issued $200 million of 5.263% dealer remarketable securities that have a final maturity in 2016. These securities are classified as current portion of long-term debt as the result of the remarketing provisions of these debt instruments, which require that each year the securities either be remarketed by the dealer or repaid by the Corporation. Proceeds from the sale of the notes were used for general corporate purposes and for the reduction of existing indebtedness, including portions of the Corporation’s outstanding commercial paper program.

•	At December 31, 2006, the Corporation had fixed-to-floating interest rate swap agreements related to a $500 million 5.0% Note that matures on August 15, 2013.

•

In October 2006, Moody's Investor Service downgraded the Corporation's long term credit rating from Aa2 with a negative outlook to Aa3 with a stable outlook. Standard & Poor's maintained their AA- rating and a stable outlook. The Corporation's commercial paper ratings are unchanged at P-1 and A-1+ by Moody's Investor Service and Standard & Poor's, respectively.

•

At December 31, 2006, the Corporation had $1.5 billion of revolving credit facilities. These facilities, unused at December 31, 2006, permit borrowing at competitive interest rates and are available for general corporate purposes, including backup for commercial paper borrowings. The Corporation pays commitment fees on the unused portion but may cancel the facilities without penalty at any time prior to their expiration. These facilities expire in June 2010. The Corporation anticipates that these facilities will be renewed when they expire.

PART II

(Continued)

•

For the full year 2006, the Corporation repurchased approximately 12 million shares of its common stock at a cost of approximately $750 million, including nearly 4.3 million shares repurchased during the fourth quarter at a cost of approximately $286 million. The monthly detail of share repurchases for the fourth quarter of 2006 is included in Part II Item 5 of this Form 10-K.

Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, repurchases of common stock and other needs in the foreseeable future.

Variable Interest Entities

The Corporation has interests in the following financing and real estate entities and synthetic fuel partnerships described in Item 8, Note 14 to the Consolidated Financial Statements, all of which are subject to the requirements of Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities—an Interpretation of ARB 51 (“FIN 46R”).

Financing Entities

The Corporation holds a significant interest in two financing entities that were used to monetize long-term notes received from the sale of certain nonstrategic timberlands and related assets to nonaffiliated buyers. These transactions qualified for the installment method of accounting for income tax purposes and met the criteria for immediate profit recognition for financial reporting purposes contained in SFAS No. 66, Accounting for Sales of Real Estate. These sales involved notes receivable with an aggregate face value of $617 million and a fair value of approximately $593 million at the date of sale. The notes receivable are backed by irrevocable standby letters of credit issued by money center banks, which aggregated $617 million at December 31, 2006.

Because the Corporation desired to monetize the $617 million of notes receivable and continue the deferral of current income taxes on the gains the Corporation transferred the notes received from the sales to noncontrolled financing entities. The Corporation has minority voting interests in each of the financing entities (collectively, the “Financing Entities”). The transfers of the notes and certain other assets to the Financing Entities were made at fair value, were accounted for as asset sales and resulted in no gain or loss. In conjunction with the transfer of the notes and other assets, the Financing Entities became obligated for $617 million in third-party debt financing. A nonaffiliated financial institution has made substantive capital investments in each of the Financing Entities, has majority voting control over them and has substantive risks and rewards of ownership of the assets in the Financing Entities. The Corporation also contributed intercompany notes receivable aggregating $662 million and intercompany preferred stock of $50 million to the Financing Entities, which serve as secondary collateral for the third-party lending arrangements. In the unlikely event of default by both of the money center banks that provided the irrevocable standby letters of credit, the Corporation could experience a maximum loss of $617 million under these arrangements.

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

PART II

(Continued)

Real Estate Entities

The Corporation participates in the U.S. affordable housing and historic renovation real estate markets. Investments in these markets are encouraged by laws enacted by the United States Congress and related federal income tax rules and regulations. Accordingly, these investments generate income tax credits and tax losses that are used to reduce the Corporation’s income tax liabilities. The Corporation invested in these markets through (i) partnership arrangements as a limited partner, (ii) limited liability companies as a nonmanaging member and (iii) investments in various funds in which the Corporation is one of many noncontrolling investors. These entities borrow money from third parties generally on a nonrecourse basis and invest in and own various real estate projects.

Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB 51, requires the Corporation to consolidate certain real estate entities because it is the primary beneficiary of them. At December 31, 2006, the carrying amount of assets of these entities, aggregating $4.9 million, serves as collateral for $3.7 million of obligations of these ventures. The assets are classified as property, plant and equipment on the consolidated balance sheet. Neither the creditors nor the other beneficial interest holders of these consolidated ventures have recourse to the general credit of the Corporation.

The Corporation accounts for its interests in its nonconsolidated real estate entities by the equity method of accounting or by the effective yield method, as appropriate, and has accounted for the related income tax credits and other tax benefits as a reduction in its income tax provision. As of December 31, 2006, the Corporation had net equity of $19.6 million in its nonconsolidated real estate entities. The Corporation has earned income tax credits totaling approximately $97.7 million, $84.1 million and $71.8 million through 2006, 2005 and 2004, respectively. As of December 31, 2006, total permanent financing debt for the nonconsolidated entities was $283.5 million. A total of $35.0 million of the permanent financing debt is guaranteed by the Corporation and the remainder of this debt is not supported or guaranteed by the Corporation. Except for the guaranteed portion, permanent financing debt is secured solely by the properties and is nonrecourse to the Corporation. From time to time, temporary interim financing is guaranteed by the Corporation. In general, the Corporation’s interim financing guarantees are eliminated at the time permanent financing is obtained. At December 31, 2006, $49.3 million of temporary interim financing associated with these nonconsolidated real estate entities was guaranteed by the Corporation.

If the Corporation’s investments in its nonconsolidated real estate entities were to be disposed of at their carrying amounts, a portion of the tax credits may be recaptured and may result in a charge to earnings. As of December 31, 2006, this recapture risk is estimated to be $36.6 million. The Corporation has no current intention of disposing of these investments during the recapture period, nor does it anticipate the need to do so in the foreseeable future in order to satisfy any anticipated liquidity need. Accordingly, the recapture risk is considered to be remote.

At December 31, 2006, the Corporation’s maximum loss exposure for its nonconsolidated real estate entities is estimated to be $140.5 million and was comprised of its net equity in these entities of $19.6 million, its permanent financing guarantees of $35.0 million, its interim financing guarantees of $49.3 million and the income tax credit recapture risk of $36.6 million.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting policies used by management in the preparation of the Corporation’s

PART II

(Continued)

consolidated financial statements are those that are important both to the presentation of the Corporation’s financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to consumer and trade promotion and rebate accruals, pension benefits and other postretirement benefits, retained insurable risks, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets and for determining the primary beneficiary of variable interest entities, deferred income taxes and potential income tax assessments, and loss contingencies. The Corporation’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Promotion and Rebate Accruals

Among those factors affecting the accruals for promotions are estimates of the number of consumer coupons that will be redeemed and the type and number of activities within promotional programs between the Corporation and its trade customers. Rebate accruals are based on estimates of the quantity of products distributors have sold to specific customers. Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories. Estimates of trade promotion liabilities for promotional program costs incurred, but unpaid, are generally based on estimates of the quantity of customer sales, timing of promotional activities and forecasted costs for activities within the promotional programs. Settlement of these liabilities sometimes occurs in periods subsequent to the date of the promotion activity. Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, favorable end-of-aisle or in-store product displays and other activities conducted by the customers to promote the Corporation’s products. Promotion accruals as of December 31, 2006 and 2005 were $296.8 million and $235.3 million, respectively. Rebate accruals as of December 31, 2006 and 2005 were $214.5 million and $160.2 million, respectively.

Pension and Other Postretirement Benefits

Pension Benefits

The Corporation and its subsidiaries in North America and the United Kingdom have defined benefit pension plans (the “Principal Plans”) and/or defined contribution retirement plans covering substantially all regular employees. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for the qualified defined benefit plans in North America and the defined benefit plans in the United Kingdom is to contribute assets to the higher of the accumulated benefit obligation (“ABO”) or regulatory minimum requirements. Subject to regulatory requirements and tax deductibility limits, any funding shortfall will be eliminated over a reasonable number of years.

Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded. Funding for the remaining defined benefit plans outside the U.S. is based on legal requirements, tax considerations, investment opportunities, and customary business practices in such countries.

Consolidated pension expense for defined benefit pension plans was $166.9 million in 2006 compared with $156.8 million for 2005. Pension expense included incremental costs of about $11 million and $2 million in 2006 and 2005, respectively, for special pension benefits related to the strategic cost reductions. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 8.28 percent in 2006 compared with 8.29 percent in 2005 and will be 8.27 percent in 2007. The expected

PART II

(Continued)

long-term rate of return on pension fund assets was determined based on several factors, including input from the Corporation’s pension investment consultants and projected long-term returns of broad equity and bond indices. The U.S. plan’s historical 15-year and 20-year compounded annual returns of 9.9 percent and 10.9 percent, respectively, which have been in excess of these broad equity and bond benchmark indices, were also considered. On average, the investment managers for each of the plans comprising the Principal Plans are anticipated to generate annual long-term rates of return of at least 8.5 percent. The expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 70 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and about 30 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. Actual asset allocation is regularly reviewed and it is periodically rebalanced to the targeted allocation when considered appropriate. Also, when deemed appropriate, hedging strategies are executed using index options and futures to limit the downside exposure of certain investments by trading off upside potential above an acceptable level. This hedging strategy was last executed for 2003. No hedging instruments are currently in place. Long-term rate of return assumptions continue to be evaluated at least annually and are adjusted as necessary.

Pension expense is determined using the fair value of assets rather than a calculated value that averages gains and losses (“Calculated Value”) over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of assets and the actual return based on the fair value of assets. The variance between actual and expected gains and losses on pension assets are recognized in pension expense more rapidly than they would be if a Calculated Value was used for plan assets. As of December 31, 2006, the Principal Plans had cumulative unrecognized investment losses and other actuarial losses of approximately $1.4 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under SFAS No. 87, Employers' Accounting for Pensions.

The discount (or settlement) rate used to determine the present value of the Corporation’s future U.S. pension obligations at December 31, 2006 was based on a yield curve constructed from a portfolio of high quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rate for U.S. pension obligations. For the non-U.S. Principal Plans, discount rates are established using the long-term local government bond rates increased by the interest rate spread between the U.S. discount rate and long-term U.S. government bond rates subject to consistency with the prevailing range of discount rates used by other companies in those jurisdictions. The weighted-average discount rate for the Principal Plans increased to 5.71 percent at December 31, 2006 from 5.54 percent at December 31, 2005.

Consolidated pension expense is estimated to approximate $116 million in 2007. This estimate reflects the effect of the actuarial losses and is based on an expected weighted-average long-term rate of return on assets in the Principal Plans of 8.5 percent, a weighted-average discount rate for the Principal Plans of 5.71 percent and various other assumptions. Pension expense beyond 2007 will depend on future investment performance, the Corporation’s contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

If the expected long-term rate of return on assets for the Principal Plans was lowered by 0.25 percent, our annual pension expense would increase by approximately $10 million. If the discount rate assumptions for these same plans were reduced by 0.25 percent, annual pension expense would increase by approximately $16 million and the December 31, 2006 pension liability would increase by about $193 million.

PART II

(Continued)

The fair value of the assets in the Corporation’s defined benefit plans was $4.6 billion and $4.1 billion at December 31, 2006 and December 31, 2005, respectively. The projected benefit obligations of the defined benefit plans exceeded the fair value of plan assets by approximately $1.1 billion and $1.4 billion at December 31, 2006 and December 31, 2005, respectively. On a consolidated basis, the Corporation contributed about $132 million to pension trusts in 2006 compared with $117 million in 2005. In addition, the Corporation made direct benefit payments of $12.8 million in 2006 compared to $11.9 million in 2005. While the Corporation is not required to make a contribution in 2007 to the U.S. plan, the benefit of a contribution will be evaluated. The Corporation currently anticipates contributing about $94 million to its pension plans outside the U.S. in 2007.

The discount rate used for each country’s pension obligation is similar to the discount rate used for that country’s other postretirement obligation. The discount rates displayed for the two types of obligations for the Corporation’s consolidated operations may appear different due to the weighting used in the calculation of the two weighted-average discount rates.

Other Postretirement Benefits

Substantially all North American retirees and employees are covered by unfunded health care and life insurance benefit plans. Certain benefits are based on years of service and/or age at retirement. The plans are principally noncontributory for employees who were eligible to retire before 1993 and contributory for most employees who retire after 1992, except that the Corporation provides no subsidized benefits to most employees hired after 2003. These plans are not funded until the year in which payments are made for benefit claims.

The Corporation’s contributions to the plans and direct benefit payments were $69.2 million in 2006 compared with $66.5 million in 2005. The determination of the discount rates used to calculate the benefit obligations of the plans are discussed in the pension benefit section above. If the discount rate assumptions for these plans were reduced by 0.25 percent, our annual other postretirement benefit expense would increase by approximately $1 million and the December 31, 2006 benefit liability would increase by about $19 million.

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

The health care cost trend rate is based on a combination of inputs including the Corporation’s recent claims history and insights from external advisers regarding recent developments in the health care marketplace, as well as projections of future trends in the marketplace. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 9.34 percent in 2007, 8.36 percent in 2008 and to gradually decline to 5.17 percent in 2019 and thereafter. See Item 8, Note 8 to the Consolidated Financial Statements for disclosure of the effect of a one percentage point change in the health care cost trend rate.

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

PART II

(Continued)

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

The estimates and assumptions used in the impairment analysis are consistent with the business plans, including the Strategic Cost Reduction Plan, and estimates used to manage business operations and to make acquisition and divestiture decisions. The use of different assumptions would increase or decrease the estimated fair value of the asset and the impairment charge. Actual outcomes may differ from the estimates. For example, if the Corporation’s products fail to achieve volume and pricing estimates or if market conditions change or other significant estimates are not realized, then revenue and cost forecasts may not be achieved, and additional impairment charges may be recognized.

Goodwill and Other Intangible Assets

The carrying amount of goodwill is tested annually as of the beginning of the fourth quarter and whenever events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Impairment testing is conducted at the operating segment level of the Corporation’s businesses and is based on a discounted cash flow approach to determine the fair value of each operating segment. The determination of fair value requires significant management judgment including estimating future sales volumes, selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate. Sensitivities of these fair value estimates to changes in assumptions for sales volumes, selling prices and costs are also tested. If the carrying amount of an operating segment that contains goodwill exceeds fair value, a possible impairment would be indicated. If a possible impairment is indicated, the implied fair value of goodwill would be estimated by comparing the carrying amount of the net assets of the unit excluding goodwill to the total fair value of the unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. The Corporation’s annual goodwill impairment testing has been completed and it has been determined that its $2.9 billion of goodwill is not impaired.

The Corporation has no intangible assets with indefinite useful lives. At December 31, 2006, the Corporation has other intangible assets with a gross carrying amount of approximately $289 million and a net carrying amount of about $133 million. These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset exceeds its fair value based on estimated future undiscounted cash flows, an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based

PART II

(Continued)

on the excess of the carrying amount of the intangible asset over its discounted future cash flows. Judgment is used in assessing whether the carrying amount of intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.

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

Deferred Income Taxes and Potential Assessments

As of December 31, 2006, the Corporation has recorded deferred tax assets related to income tax loss carryforwards, income tax credit carryforwards and capital loss carryforwards totaling $742.1 million and has established valuation allowances against these deferred tax assets of $333.0 million, thereby resulting in a net deferred tax asset of $409.1 million. As of December 31, 2005, the net deferred tax asset was $315.4 million. Income tax loss and capital loss carryforwards and tax credit carryforwards are in non-U.S. taxing jurisdictions and in certain states in the U.S. Foreign tax credits earned in the U.S. in current and prior years, which cannot be used currently, also give rise to net deferred tax assets. In determining the valuation allowances to establish against these deferred tax assets, the Corporation considers many factors, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Corporation concludes that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2006, United States income taxes and foreign withholding taxes have not been provided on approximately $4.4 billion of unremitted earnings of subsidiaries operating outside the U.S. in accordance with Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes, Special Areas. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination as appropriate. See Item 8, Note 15 to the Consolidated Financial Statements for disclosure of previously unremitted earnings that were repatriated in 2005 under the provisions of the American Jobs Creation Act.

The Corporation accrues liabilities for current income taxes for potential assessments which at December 31, 2006 and 2005 aggregated to $237.2 million and $268.8 million, respectively. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. The Corporation’s U.S. federal income tax returns have been audited through 2003. IRS assessments of additional taxes have been paid through 1998. Refund actions are pending with the IRS Examination Division or Appeals Office for the years 1993 through 1998. Management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on the Corporation’s business, financial condition, results of operations or liquidity.

PART II

(Continued)

Loss Contingencies

The outcome of loss contingencies and legal proceedings and claims brought against the Corporation is subject to uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss contingency be accrued by a charge to earnings if it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. Disclosure of the contingency is required if there is at least a reasonable possibility that a loss has been incurred. Determination of whether to accrue a loss requires evaluation of the probability of an unfavorable outcome and the ability to make a reasonable estimate. Changes in these estimates could affect the timing and amount of accrual of loss contingencies.

Legal Matters

Environmental Matters

The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites, none of which, individually or in the aggregate, in management's opinion, is likely to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

New Accounting Standards

See Item 8, Note 1 to the Consolidated Financial Statements for a description of new accounting standards and their anticipated effects on the Corporation’s financial statements.

Business Outlook

The Corporation has continued to execute its Global Business Plan to sustain performance and drive shareholder value over the long term. The Corporation expects to continue to execute the plan in 2007, with emphasis on its targeted growth initiatives. The Corporation also expects to continue to reinvest cost savings to support innovation, improve brand equity and advance its capabilities, particularly in the areas of customer development and strategic marketing. Finally, the Corporation intends to remain focused on improving return on invested capital, increasing cash flow and deploying its cash in shareholder-friendly ways.

Forward-Looking Statements

Certain matters discussed in this Form 10-K or related documents, a portion of which are incorporated herein by reference, concerning, among other things, the business outlook, including new product introductions, cost savings, anticipated costs and benefits related to the Competitive Improvement Initiatives, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management’s expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation’s results will be as estimated.

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

PART II

(Continued)

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

Foreign currency contracts and transactional exposures are sensitive to changes in foreign currency exchange rates. An annual test is performed to quantify the effects that possible changes in foreign currency exchange rates would have on annual operating profit based on the foreign currency contracts and transactional exposures of the Corporation and its foreign affiliates at the current year-end. The balance sheet effect is calculated by multiplying each affiliate’s net monetary asset or liability position by a 10 percent change in the foreign currency exchange rate versus the U.S. dollar. The results of these sensitivity tests are presented in the following paragraphs.

As of December 31, 2006, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have resulted in a net pretax loss of approximately $30 million. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2006 rates and the assumed rates. In the view of management, the above hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position, results of operations or cash flows.

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

PART II

(Continued)

As of December 31, 2006, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the Corporation's foreign currency translation exposures would have reduced stockholders’ equity by approximately $541 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2006 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position.

Interest Rate Risk

Interest rate risk is managed through the maintenance of a portfolio of variable-and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2006, the debt portfolio was composed of approximately 43 percent variable-rate debt and 57 percent fixed-rate debt. The strategy employed to manage exposure to interest rate fluctuations consists primarily of a mix of fixed and floating rate debt and is designed to balance the Corporation’s cost of financing with its interest rate risk.

Two separate tests are performed to determine whether changes in interest rates would have a significant effect on the Corporation's financial position or future results of operations. Both tests are based on consolidated debt levels at the time of the test. The first test estimates the effect of interest rate changes on fixed-rate debt. Interest rate changes would result in gains or losses in the market value of fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to fixed-rate debt outstanding at December 31, 2006, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $84 million. The second test estimates the potential effect on future pretax income that would result from increased interest rates applied to the Corporation's current level of variable-rate debt. With respect to commercial paper and other variable-rate debt, a 10 percent increase in interest rates would not have had a material effect on the future results of operations or cash flows.

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

The Corporation's energy, manufacturing and transportation costs are affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. As previously discussed under Item 1A, “Risk Factors,” there can be no assurance that the Corporation will be fully protected against substantial changes in the price or availability of energy sources. In addition, the Corporation is subject to price risk for utilities, primarily natural gas, which are used in its manufacturing operations. Derivative instruments are used to hedge a substantial portion of natural gas risk in accordance with the Corporation's risk management policy.

Management does not believe that these risks are material to the Corporation’s business or its consolidated financial position, results of operations or cash flows.

PART II

(Continued)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
	2006	2005	2004
	(Millions of dollars, except per share amounts)
Net Sales	$16,746.9	$15,902.6	$15,083.2
Cost of products sold	11,664.8	10,827.4	10,014.7

Gross Profit	5,082.1	5,075.2	5,068.5
Marketing, research and general expenses	2,948.3	2,737.4	2,510.9
Other (income) and expense, net	32.3	27.2	51.2

Operating Profit	2,101.5	2,310.6	2,506.4
Nonoperating expense	(65.5)	(179.0)	(158.4)
Interest income	29.2	27.5	17.9
Interest expense	(220.3)	(190.2)	(162.5)

Income Before Income Taxes, Equity Interests, Discontinued Operations and Cumulative Effect of Accounting Change	1,844.9	1,968.9	2,203.4
Provision for income taxes	(469.2)	(438.4)	(483.9)
Share of net income of equity companies	218.6	136.6	124.8
Minority owners’ share of subsidiaries’ net income	(94.8)	(86.5)	(73.9)

Income From Continuing Operations	1,499.5	1,580.6	1,770.4
Income from discontinued operations, net of income taxes	—	—	29.8

Income Before Cumulative Effect of Accounting Change	1,499.5	1,580.6	1,800.2
Cumulative effect of accounting change, net of income taxes	—	(12.3)	—

Net Income	$1,499.5	$1,568.3	$1,800.2

Per Share Basis
Basic
Continuing operations	$3.27	$3.33	$3.58
Discontinued operations	—	—	.06
Cumulative effect of accounting change	—	(.03)	—

Net income	$3.27	$3.30	$3.64

Diluted
Continuing operations	$3.25	$3.31	$3.55
Discontinued operations	—	—	.06
Cumulative effect of accounting change	—	(.03)	—

Net income	$3.25	$3.28	$3.61

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31
	2006	2005
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$360.8	$364.0
Accounts receivable, net	2,336.7	2,101.9
Inventories	2,004.5	1,752.1
Deferred income taxes	219.2	223.4
Time deposits	264.5	212.3
Other current assets	84.0	129.4

Total Current Assets	5,269.7	4,783.1
Property, Plant and Equipment, net	7,684.8	7,494.7
Investments in Equity Companies	392.9	457.8
Goodwill	2,860.5	2,685.6
Other Assets	859.1	882.0

	$17,067.0	$16,303.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1,326.4	$1,222.5
Trade accounts payable	1,205.6	1,055.5
Other payables	325.2	298.8
Accrued expenses	1,603.8	1,399.6
Accrued income taxes	330.8	457.9
Dividends payable	224.0	208.6

Total Current Liabilities	5,015.8	4,642.9
Long-Term Debt	2,276.0	2,594.7
Noncurrent Employee Benefit and Other Obligations	2,070.7	1,782.6
Deferred Income Taxes	391.1	572.9
Minority Owners’ Interests in Subsidiaries	422.6	394.5
Preferred Securities of Subsidiary	793.4	757.4
Stockholders’ Equity
Preferred stock—no par value—authorized 20.0 million shares, none issued	—	—
Common stock—$1.25 par value—authorized 1.2 billion shares; issued 478.6 million and 568.6 million shares at December 31, 2006 and 2005	598.3	710.8
Additional paid-in capital	427.6	324.6
Common stock held in treasury, at cost—23.0 million and 107.1 million shares at December 31, 2006 and 2005	(1,391.9)	(6,376.1)
Accumulated other comprehensive income (loss)	(1,432.2)	(1,669.4)
Retained earnings	7,895.6	12,581.4
Unearned compensation on restricted stock	—	(13.1)

Total Stockholders’ Equity	6,097.4	5,558.2

	$17,067.0	$16,303.2

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Unearned Compensation on Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Amount		Shares	Amount
	(Dollars in millions, shares in thousands)
Balance at December 31, 2003	568,597	$710.8	$406.9	67,008	$(3,818.1)	$(27.1)	$11,059.2	$(1,565.4)
Net income	—	—	—	—	—	—	1,800.2	—	$1,800.2
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	415.8	415.8
Minimum pension liability	—	—	—	—	—	—	—	(47.8)	(47.8)
Other	—	—	—	—	—	—	—	(4.2)	(4.2)

Total comprehensive income									$2,164.0

Options exercised and other awards	—	—	(88.9)	(6,239)	378.9	—	—	—
Option and restricted share income tax benefits	—	—	30.9	—	—	—	—	—
Shares repurchased	—	—	—	25,061	(1,617.3)	—	—	—
Net issuance of restricted stock, less amortization	—	—	(.3)	(136)	9.0	4.8	—	—
Dividends declared	—	—	—	—	—	—	(791.0)	—
Spin-off of Neenah Paper, Inc.	—	—	—	—	—	—	(202.5)	(24.4)

Balance at December 31, 2004	568,597	710.8	348.6	85,694	(5,047.5)	(22.3)	11,865.9	(1,226.0)
Net income	—	—	—	—	—	—	1,568.3	—	$1,568.3
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	(412.6)	(412.6)
Minimum pension liability	—	—	—	—	—	—	—	(58.6)	(58.6)
Other	—	—	—	—	—	—	—	27.8	27.8

Total comprehensive income									$1,124.9

Options exercised and other awards	—	—	(39.2)	(3,040)	181.9	—	—	—
Option and restricted share income tax benefits	—	—	15.1	—	—	—	—	—
Shares repurchased	—	—	—	24,463	(1,511.2)	—	—	—
Net issuance of restricted stock, less amortization	—	—	.1	(9)	.7	9.2	—	—
Dividends declared	—	—	—	—	—	—	(852.8)	—

Balance at December 31, 2005	568,597	710.8	324.6	107,108	(6,376.1)	(13.1)	12,581.4	(1,669.4)
Net income	—	—	—	—	—	—	1,499.5	—	$1,499.5
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	439.7	439.7
Minimum pension liability	—	—	—	—	—	—	—	203.3	203.3
Other	—	—	—	—	—	—	—	(10.6)	(10.6)
Reclassifications upon adoption of SFAS 123R	—	—	55.8	625	(31.9)	13.1	—	—
Stock-based awards exercised or vested and other	—	—	(42.4)	(6,800)	373.8	—	(2.2)	—
Income tax benefits on stock-based compensation	—	—	22.2	—	—	—	—	—
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	—	—	(395.2)	(395.2)

Total comprehensive income									$1,736.7

Shares repurchased	—	—	—	12,045	(753.9)	—	—	—
Recognition of stock-based compensation	—	—	67.4	—	—	—	—	—
Retirement of treasury stock	(90,000)	(112.5)	—	(90,000)	5,396.2	—	(5,283.7)	—
Dividends declared	—	—	—	—	—	—	(899.4)	—

Balance at December 31, 2006	478,597	$598.3	$427.6	22,978	$(1,391.9)	$—	$7,895.6	$(1,432.2)

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
	2006	2005	2004
	(Millions of dollars)
Continuing Operations:
Operating Activities
Income from continuing operations	$1,499.5	$1,580.6	$1,770.4
Depreciation and amortization	932.8	844.5	800.3
Asset impairments	6.2	80.1	—
Stock-based compensation	67.4	32.4	19.4
Deferred income taxes	(208.0)	(142.7)	(19.4)
Net losses on asset dispositions	116.1	45.8	45.5
Equity companies’ earnings less than (in excess of) dividends paid	26.6	(23.8)	(30.1)
Minority owners’ share of subsidiaries’ net income	94.8	86.5	73.9
Decrease (increase) in operating working capital	5.1	(180.1)	94.8
Postretirement benefits	33.8	40.9	(54.4)
Other	5.2	(52.4)	25.8

Cash Provided by Operations	2,579.5	2,311.8	2,726.2

Investing Activities
Capital spending	(972.1)	(709.6)	(535.0)
Acquisitions of businesses, net of cash acquired	(99.6)	(17.4)	—
Investments in marketable securities	(20.5)	(2.0)	(11.5)
Proceeds from sales of investments	46.2	27.3	38.0
Net (increase) decrease in time deposits	(35.1)	75.5	(22.9)
Proceeds from dispositions of property	44.1	46.8	30.7
Other	1.1	(16.8)	5.3

Cash Used for Investing	(1,035.9)	(596.2)	(495.4)

Financing Activities
Cash dividends paid	(884.0)	(838.4)	(767.9)
Net (decrease) increase in short-term debt	(390.5)	524.3	(54.7)
Proceeds from issuance of long-term debt	261.5	397.7	38.7
Repayments of long-term debt	(104.2)	(599.7)	(199.0)
Proceeds from preferred securities of subsidiary	—	—	125.0
Proceeds from exercise of stock options	331.1	142.7	290.0
Acquisitions of common stock for the treasury	(761.5)	(1,519.5)	(1,598.0)
Other	(3.7)	(36.8)	(9.0)

Cash Used for Financing	(1,551.3)	(1,929.7)	(2,174.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.5	(15.9)	4.1

Cash (Used for) Provided by Continuing Operations	(3.2)	(230.0)	60.0

Discontinued Operations:
Cash provided by discontinued operations	—	—	30.0
Cash payment from Neenah Paper, Inc.	—	—	213.4

Cash Provided by Discontinued Operations	—	—	243.4

(Decrease) Increase in Cash and Cash Equivalents	(3.2)	(230.0)	303.4
Cash and Cash Equivalents, beginning of year	364.0	594.0	290.6

Cash and Cash Equivalents, end of year	$360.8	$364.0	$594.0

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

On November 30, 2004, the Corporation completed the spin-off of Neenah Paper, Inc. (“Neenah Paper”), a wholly-owned subsidiary that owned the Corporation’s Canadian pulp business and its U.S. fine paper and technical paper businesses (the “Spin-off”). The Spin-off was accomplished by a distribution of all of the shares of Neenah Paper’s common stock to the Corporation’s stockholders, and no gain or loss was recorded by the Corporation. Holders of common stock received a dividend of one share of Neenah Paper for every 33 shares of stock held. Based on a private letter ruling received from the Internal Revenue Service, receipt of the Neenah Paper shares in the distribution was tax-free for U.S. federal income tax purposes. As a result of the Spin-off, the Corporation’s 2004 Consolidated Income Statement and Cash Flow Statement and related disclosures present the fine paper and technical paper businesses as discontinued operations, which is discussed in Note 3.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, consumer and trade promotion and rebate accruals, pension benefits, other post-employment benefits, retained insurable risks, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets and for determination of the primary beneficiary of variable interest entities, deferred tax assets and potential income tax assessments, and loss contingencies.

Cash Equivalents

Cash equivalents are short-term investments with an original maturity date of three months or less.

Inventories and Distribution Costs

For financial reporting purposes, most U.S. inventories are valued at the lower of cost, using the Last-In, First-Out (LIFO) method, or market. The balance of the U.S. inventories and inventories of consolidated operations outside the U.S. are valued at the lower of cost, using either the First-In, First-Out (FIFO) or weighted-average cost methods, or market. Distribution costs are classified as Cost of Products Sold.

Available-for-Sale Securities

Available-for-sale securities, consisting of debt securities issued by non-U.S. governments and unaffiliated corporations, are carried at market value. Securities with maturity dates of one year or less are included in other current assets and were $6.0 million and $12.8 million at December 31, 2006 and 2005, respectively. Securities with maturity dates greater than one year are included in other assets and were $13.8 million and $2.0 million at December 31, 2006 and 2005, respectively. The securities are held by the Corporation’s consolidated foreign financing subsidiary described in Note 6. Unrealized holding gains or losses on these securities are recorded in other comprehensive income until realized. No significant gains or losses were recognized in income for any of the three years ended December 31, 2006.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Estimated useful lives are periodically reviewed and, when warranted, changes are made to them. Long-lived assets, including computer software, are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use and eventual disposition of an asset group, which are identifiable and largely independent of other asset groups, are less than the carrying amount of the asset group. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is measured using discounted cash flows or independent appraisals, as appropriate. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet and any gain or loss on the transaction is included in income.

The cost of major maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is charged to operations as incurred. Start-up costs for new or expanded facilities are expensed as incurred.

Conditional Asset Retirement Obligations

The liability for the estimated costs to settle obligations in connection with the retirement of long-lived assets is determined in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 (“FIN 47”), which the Corporation adopted on December 31, 2005. In connection with the adoption of FIN 47, the Corporation recorded a pretax asset retirement liability of $23.6 million at the end of 2005. FIN 47 requires the recording of an asset retirement obligation when the fair value of such a liability can be reasonably estimated, even though uncertainty exists as to the timing and/or the method of settlement. The Corporation has no plans in the foreseeable future to retire any of the major facilities for which it estimated an asset retirement obligation.

The cumulative effect on 2005 income, net of related income tax effects, of recording the asset retirement obligation was $12.3 million, or $.03 per share. Had FIN 47 been adopted as of the beginning of the earliest year presented in the consolidated financial statements, the estimated asset retirement obligation would have been approximately $22.4 million at the end of 2004.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present the pro forma impact as if FIN 47 had been adopted prior to 2004.

	Year Ended December 31
	2005	2004
	(Millions of dollars)
Net income, as reported	$1,568.3	$1,800.2
Add: FIN 47 cumulative effect, net of income taxes	12.3	—
Less: FIN 47 related depreciation and accretion expense, net of income taxes	(1.2)	(1.1)

Pro forma net income	$1,579.4	$1,799.1

	Year Ended December 31
	2005	2004
Earnings per share
Basic—as reported	$3.30	$3.64

Basic—pro forma	$3.33	$3.63

Diluted—as reported	$3.28	$3.61

Diluted—pro forma	$3.31	$3.60

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is tested for impairment annually and whenever events and circumstances indicate that an impairment may have occurred. Impairment testing compares the carrying amount of the goodwill with its fair value. Fair value is estimated based on discounted cash flows. When the carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded. The Corporation has completed the required annual testing of goodwill for impairment and has determined that its goodwill is not impaired.

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

Investments in Equity Companies

Investments in companies over which the Corporation has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging “other than temporary,” the Corporation would consider the length of time and extent to which the fair value of the equity company investment has been less than the carrying amount, the near-term and longer-term operating and financial prospects of the equity company, and its longer-term intent of retaining the investment in the equity company.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Sales revenue for the Corporation and its reportable business segments is recognized at the time of product shipment or delivery, depending on when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Sales are reported net of returns, consumer and trade promotions, rebates and freight allowed. Taxes that are imposed by governmental authorities on the Corporation’s revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

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

The income statements and balance sheets of operations in hyperinflationary economies are translated into U.S. dollars using both current and historical rates of exchange. The effect of exchange rates on monetary assets and liabilities is reflected in income. As of December 31, 2006 and 2005, the Corporation had no operations accounted for as hyperinflationary. Operations in Turkey (prior to 2005) were hyperinflationary.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging

All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur. The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedged item, if any, is recognized in income. The gain or loss on derivatives designated as hedges of investments in foreign subsidiaries is recognized in other comprehensive income to offset the change in value of the net investments being hedged. Any ineffective portion of net investment hedges is recognized in income. Certain foreign-currency derivative instruments with no specific hedging designations have been entered into to manage a portion of the Corporation’s foreign currency transactional exposures. The gain or loss on these derivatives is included in income in the period that changes in their fair values occur.

Defined Pension Benefits and Other Postretirement Plans

Effective December 31, 2006, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132R (“SFAS 158”). SFAS 158 is required to be adopted on a prospective basis and prior year financial statements and related disclosures are not permitted to be restated. SFAS 158 requires an employer that sponsors one or more postretirement defined benefit plan(s) to:

•	Recognize the funded status of postretirement defined benefit plans—measured as the difference between the fair value of plan assets and the benefit obligations—in its balance sheet.

•	Recognize changes in the funded status of postretirement defined benefit plans in other comprehensive income in the year in which the changes occur.

•

Measure postretirement defined benefit plan assets and obligations as of the date of the employer's fiscal year-end. The Corporation presently uses December 31 as the measurement date for all of its postretirement defined benefit plans.

In addition, effective December 31, 2006, SFAS 158 no longer requires reporting a minimum pension liability (“MPL”); i.e., the excess of the unfunded accumulated benefit obligation over previously recorded net pension liabilities. However, prior to adopting SFAS 158, the Corporation's Consolidated Balance Sheet is required to be adjusted based on the recognition and measurement provisions of SFAS No. 87, Employer's Accounting for Pensions (“SFAS 87”), including additional MPL adjustments under SFAS 87 (“AMPL”). SFAS 158 does not change the expense recognition provisions of SFAS 87.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The incremental effects of the AMPL adjustment and of applying SFAS 158 on individual captions in the Corporation's Consolidated Balance Sheet at December 31, 2006 are presented below:

	Before Application of SFAS 158 And Before AMPL Adjustment	AMPL Adjustments	Before Application of SFAS 158	SFAS 158 Adjustments	After Application of SFAS 158
	(Millions of dollars)
Other assets	$901.0	$(22.8)	$878.2	$(19.1)	$859.1
Total assets	17,108.9	(22.8)	17,086.1	(19.1)	17,067.0
Noncurrent employee benefit and other obligations	1,900.3	(376.7)	1,523.6	547.1	2,070.7
Noncurrent deferred income taxes	442.8	119.3	562.1	(171.0)	391.1
Accumulated other comprehensive income (loss)	(1,271.6)	234.6 (a)	(1,037.0)	(395.2)	(1,432.2)
Total stockholders' equity	6,258.0	234.6	6,492.6	(395.2)	6,097.4

(a)	Includes $31.3 million of unrealized translation adjustment.

See Note 8 for additional disclosures for the Corporation's employee postretirement benefits.

New Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the interpretation and will adopt FIN 48 in the first quarter of 2007. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Corporation does not expect adoption of FIN 48 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; however, it will apply under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. The Corporation will adopt SFAS 157 as of January 1, 2008, as required. The Corporation is currently evaluating the new standard. However, adoption of SFAS 157 is not expected to have a material effect on the Corporation’s financial statements.

Note 2.    Strategic Cost Reduction Plan

In July 2005, the Corporation authorized a multi-year plan to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe.

The strategic cost reductions commenced in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008. Based on current estimates, the strategic cost reductions are expected to result in cumulative charges of approximately $950 million to $1.0 billion before tax ($665—$700 million after tax) over that three and one-half year period.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees. Since the inception of the strategic cost reductions, a net workforce reduction of more than 3,000 has occurred. Approximately 20 manufacturing facilities, or 17 percent of the Corporation’s worldwide total, are expected to be sold or closed and an additional 4 facilities are expected to be streamlined. As of December 31, 2006, charges have been recorded related to the cost reduction initiatives for 23 facilities.

The following pretax charges totaling $484.4 million and $228.6 million were incurred in connection with the strategic cost reductions ($345.0 million and $167.6 million after tax) during 2006 and 2005, respectively.

	Year Ended December 31
	2006	2005
	(Millions of dollars)
Noncash charges	$264.8	$179.7
Charges for workforce reductions	161.9	35.6
Other cash charges	44.6	11.0
Charges for special pension and other benefits	13.1	2.3

Total pretax charges	$484.4	$228.6

The following table summarizes the noncash charges totaling $264.8 million and $179.7 million.

	2006	2005
	(Millions of dollars)
Incremental depreciation and amortization	$207.7	$80.1
Asset impairments	3.4	67.2
Asset write-offs	51.8	32.4
Net loss on asset dispositions	1.9	—

Total noncash charges	$264.8	$179.7

The following summarizes the cash charges recorded and reconciles such charges to accrued expenses at December 31.

	2006	2005
	(Millions of dollars)
Accrued expenses—beginning of the year	$28.2	$—
Charges for workforce reductions	161.9	35.6
Other cash charges	44.6	11.0
Cash payments	(128.4)	(17.7)
Currency	4.9	(.7)

Accrued expenses—end of the year	$111.2	$28.2

Termination benefits related to workforce reductions were accrued in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits, as appropriate. Retention bonuses related to workforce reductions were accrued in accordance with SFAS 146. The majority of the termination benefits and retention bonuses will be paid within 12 months of accrual. The termination benefits were provided under: a special-benefit arrangement for affected employees in the U.S.; standard benefit practices in the U.K.; applicable union agreements; or local statutory requirements, as appropriate. Incremental

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciation and amortization expenses were based on changes in useful lives and estimated residual values of assets that are continuing to be used, but will be removed from service before the end of their originally assumed service period. Asset impairment charges have been recorded in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to reduce the carrying amount of long-lived assets that will be sold or disposed of to their estimated fair values. The fair values of impaired assets were estimated by independent appraisers. Charges for asset write-offs reduce the carrying amount of long-lived assets to their estimated salvage value in connection with the decision to dispose of such assets.

Costs of the initiatives have not been recorded at the business segment level, as the strategic cost reductions are corporate decisions. These charges are included in the following income statement captions:

	Year Ended December 31
	2006	2005
	(Millions of dollars)
Cost of products sold	$342.4	$201.6
Marketing, research and general expenses	134.0	27.0
Other (income) and expense, net	8.0	—

Pretax charges	484.4	228.6
Provision for income taxes	(137.8)	(61.0)
Minority owners’ share of subsidiaries’ net income	(1.6)	—

Total charges	$345.0	$167.6

See Note 17 for additional information on the strategic cost reductions by business segment.

Actual pretax charges for the strategic cost reductions relate to activities in the following geographic areas for the years ended December 31:

	2006
	North America	Europe	Other	Total
	(Millions of dollars)
Incremental depreciation and amortization	$124.0	$59.6	$24.1	$207.7
Asset impairments	—	3.4	—	3.4
Asset write-offs	28.9	21.4	1.5	51.8
Charges for workforce reductions and special pension and other benefits	57.1	107.2	10.7	175.0
Loss on asset disposal and other charges	30.3	14.8	1.4	46.5

Total charges	$240.3	$206.4	$37.7	$484.4

	2005
	North America	Europe	Other	Total
	(Millions of dollars)
Incremental depreciation and amortization	$52.0	$21.1	$7.0	$80.1
Asset impairments	—	67.2	—	67.2
Asset write-offs	4.7	17.5	10.2	32.4
Charges for workforce reductions and special pension benefits	18.0	6.8	13.1	37.9
Loss on asset disposal and other charges	10.2	.8	—	11.0

Total charges	$84.9	$113.4	$30.3	$228.6

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Discontinued Operations

In connection with the Spin-off discussed in Note 1, the Corporation received a $213.4 million cash payment from Neenah Paper. The 2004 Consolidated Income Statement, Cash Flow Statement and related disclosures present the results of Neenah Paper’s fine paper and technical paper businesses as discontinued operations. Prior to the Spin-off, the Corporation internally consumed approximately 90 percent of the pulp produced by Neenah Paper’s pulp business. In connection with the Spin-off, the Corporation entered into a long-term pulp supply agreement with Neenah Paper (as discussed in Note 12), whereby the Corporation will continue to consume a substantial portion of the pulp produced by Neenah Paper. Because the Corporation incurs pulp costs in its continuing operations, the results of Neenah Paper’s pulp business were not included in discontinued operations.

Summarized financial information for discontinued operations is presented below:

2004(a)
(Millions of dollars)
Net sales	$317.7
Income before income taxes	59.2
Provision for income taxes	(29.4)
Income from discontinued operations	29.8

(a)	Includes operations through November 30, 2004; also included are transaction costs related to the Spin-off.

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

Note 4.    Acquisitions and Intangible Assets

Acquisitions

During the fourth quarter of 2006, the Corporation acquired the remaining 30 percent interest in its Brazilian subsidiary, Kimberly-Clark Kenko Industria e Comercio Ltda. (“Kenko”) for $99.6 million. This acquisition is

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consistent with the Corporation's strategy of investing for growth in the rapidly growing BRICIT countries (Brazil, Russia, India, China, Indonesia and Turkey), and is expected to better position the Corporation to leverage its scale and capabilities in customer development and product supply to drive growth and profitability across all of Kenko's personal care businesses in Brazil. As of December 31, 2006, the preliminary allocation of the purchase price resulted in $78.1 million being recorded as goodwill. The Corporation has engaged third-party appraisal firms to assist it in determining the fair values of assets and liabilities acquired for purposes of allocating the purchase price. The Corporation expects to complete the allocation of purchase price in 2007.

During the fourth quarter of 2005, the Corporation acquired Microcuff GmbH, a privately held medical device and technology company in Germany, for approximately $16 million. This acquisition will further enhance the Corporation’s Health Care business’ position as a leading global provider of innovative and technologically advanced medical devices.

Goodwill

The changes in the carrying amount of goodwill by business segment are as follows:

			K-C Professional & Other
	Personal Care	Consumer Tissue		Health Care	Total
	(Millions of dollars)
Balance at January 1, 2005	$543.1	$610.5	$146.7	$1,402.6	$2,702.9
Acquisition	—	—	—	3.9	3.9
Currency and other	(13.3)	(5.0)	(2.4)	(.5)	(21.2)

Balance at December 31, 2005	529.8	605.5	144.3	1,406.0	2,685.6
Acquisition	78.1	—	—	—	78.1
Currency and other	43.7	45.4	5.0	2.7	96.8

Balance at December 31, 2006	$651.6	$650.9	$149.3	$1,408.7	$2,860.5

Other Intangible Assets

Intangible assets subject to amortization are included in Other Assets and consist of the following at December 31:

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions of dollars)
Trademarks	$211.7	$113.0	$204.1	$77.1
Patents	52.0	32.9	50.5	28.0
Other	24.9	9.9	22.2	8.2

Total	$288.6	$155.8	$276.8	$113.3

Amortization expense for intangible assets was approximately $39 million in 2006; $26 million in 2005 and $14 million in 2004. Amortization expense is estimated to be approximately $12 million in 2007, $10 million in 2008, $8 million in 2009, and $7 million in both 2010 and 2011.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Debt

Long-term debt is comprised of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2006	2005
			(Millions of dollars)
Notes and debentures	5.79%	2007 – 2038	$2,145.1	$2,149.5
Dealer remarketable securities	5.26%	2007 – 2016	200.0	—
Industrial development revenue bonds	3.74%	2007 – 2037	297.6	299.8
Bank loans and other financings in various currencies	7.69%	2007 – 2031	170.5	212.6

Total long-term debt			2,813.2	2,661.9
Less current portion			537.2	67.2

Long-term portion			$2,276.0	$2,594.7

Fair value of total long-term debt, based on quoted market prices for the same or similar debt issues, was approximately $2.8 billion at December 31, 2006 and 2005. Scheduled maturities of long-term debt for the next five years are $537.2 million in 2007, $26.9 million in 2008, $56.2 million in 2009, $33.3 million in 2010, and $5.4 million in 2011.

During the fourth quarter of 2006, the Corporation issued $200 million of 5.263% dealer remarketable securities that have a final maturity in 2016. These securities are classified as current portion of long-term debt as the result of the remarketing provisions of these debt instruments, which require that each year the securities either be remarketed by the dealer or repaid by the Corporation. Proceeds from the sale of the notes were used for general corporate purposes and for the reduction of existing indebtedness, including portions of the Corporation's outstanding commercial paper program.

At December 31, 2006, the Corporation had fixed-to-floating interest rate swap agreements related to a $500 million 5% Note that matures on August 15, 2013.

At December 31, 2006, the Corporation had $1.5 billion of revolving credit facilities. These facilities, unused at December 31, 2006, permit borrowing at competitive interest rates and are available for general corporate purposes, including backup for commercial paper borrowings. The Corporation pays commitment fees on the unused portion but may cancel the facilities without penalty at any time prior to their expiration. These facilities expire in June 2010.

During the third quarter of 2005, the Corporation issued $300 million of 4.875% Notes due August 15, 2015. Proceeds from the sale of the notes were used for general corporate purposes and for the reduction of existing indebtedness, including portions of the Corporation’s outstanding commercial paper program.

Debt payable within one year is as follows:

	December 31
	2006	2005
	(Millions of dollars)
Commercial paper	$618.4	$726.5
Current portion of long-term debt	537.2	67.2
Other short-term debt	170.8	428.8

Total	$1,326.4	$1,222.5

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006 and 2005, the weighted-average interest rate for commercial paper was 5.3 percent and 4.2 percent, respectively.

During the fourth quarter of 2005, a three-year bank credit facility was established for the purpose of funding American Jobs Creation Act dividends. Borrowings under the facility aggregating $308 million were classified as short-term debt at December 31, 2005. The Corporation, as intended, repaid this obligation during 2006.

Note 6.    Preferred Securities of Subsidiary

In February 2001, the Corporation formed a Luxembourg-based financing subsidiary. The subsidiary issued 1 million shares of voting-preferred securities (the “Securities”) with an aggregate par value of $520 million to a nonaffiliated beneficial interest holder for cash proceeds of $516.5 million. The Securities are entitled to a 98 percent vote and pay no dividend but accrue a fixed annual rate of return of 4.56 percent. Prior to September 2003, the Securities accrued a variable rate of return. The Securities are in substance perpetual and are callable by the subsidiary, in November 2008 and each 20-year anniversary thereafter, at par value plus any accrued but unpaid return on the Securities. The subsidiary also issued voting-preferred and common securities to the Corporation for total cash proceeds of $500 million. These securities are entitled to a combined two percent vote, and the common securities are entitled to all of the residual equity after satisfaction of the preferred interests. Approximately 97 percent of the above cash proceeds were loaned to the Corporation. These long-term loans bear fixed annual interest rates. The remaining funds are invested in other financial assets. Prior to September 2003, the loans accrued interest at a variable rate. The Corporation is the primary beneficiary of the subsidiary and, accordingly, consolidates the subsidiary in the accompanying financial statements. The preferred and common securities of the subsidiary held by the Corporation and the intercompany loans have been eliminated in the consolidated financial statements. The return on the Securities is included in minority owners’ share of subsidiaries’ net income in the Corporation’s Consolidated Income Statement. The Securities are shown as preferred securities of subsidiary on the Consolidated Balance Sheet.

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

Note 7.    Stock-Based Compensation

The Corporation has a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan (the “Plans”), under which it can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2006, the number of shares of common stock available for grants under the Plans aggregated 25.0 million shares.

Stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant, and they have a term of 10 years. Stock options granted to employees in the United States are subject to graded vesting whereby options vest 30 percent at the end of each of the first two 12-month periods following the grant and 40 percent at the end of the third 12-month period. Options granted to certain non-U.S. employees cliff vest at the end of three or four years.

Restricted shares, time-based restricted share units and performance-based restricted share units granted to employees are valued at the closing market price of the Corporation’s common stock on the grant date and generally vest over three to five years. The number of performance-based share units that ultimately vest ranges from zero to 150 percent of the number granted, based on performance measures tied to return on invested capital

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“ROIC”) during the three-year performance period. ROIC targets are set at the beginning of the performance period. Restricted share units granted to outside directors are valued at the closing market price of the Corporation’s common stock on the grant date and vest when they are granted. The restricted period begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service on the Corporation’s Board.

At the time stock options are exercised or restricted shares and restricted share units become payable, common stock is issued from the Corporation’s accumulated treasury shares. Cash dividends are paid on restricted shares, and cash dividends or dividend equivalents are paid or credited on restricted share units, on the same date and at the same rate as dividends are paid on the Corporation’s common stock. These cash dividends and dividend equivalents, net of estimated forfeitures, are charged to retained earnings. Previously paid cash dividends on subsequently forfeited restricted share units are charged to compensation expense.

Prior to January 1, 2006, the Corporation accounted for these plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost for stock options was recognized in the Consolidated Income Statement for periods prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Stock-based compensation cost of $67.4 million and related deferred income tax asset of approximately $23.5 million were recognized for 2006. The compensation cost is net of a cumulative pretax adjustment of $3.9 million resulting from a change in estimating the forfeiture rate for unvested restricted share and restricted share unit awards as of January 1, 2006, as required by SFAS 123R.

As a result of adopting SFAS 123R, the Corporation’s income before income taxes for 2006 was $30.8 million lower than had it continued to account for stock-based compensation under APB 25. Also, the Corporation’s net income for 2006 was $20.5 million lower than had it continued to account for stock-based compensation under APB 25. Both basic and diluted earnings per share for 2006 are lower than if the Corporation had continued to account for stock-based compensation under APB 25 by $.04.

The Corporation recognized stock-based compensation costs, for restricted shares and restricted share units only, of $32.4 million and $19.4 million for 2005 and 2004, respectively.

The fair value of stock option awards granted on or after January 1, 2006 was determined using a Black-Scholes-Merton option-pricing model utilizing a range of assumptions related to dividend yield, volatility, risk-free interest rate, and employee exercise behavior. Dividend yield is based on historical experience and expected future dividend actions. Expected volatility is based on a blend of historical volatility and implied volatility from traded options on the Corporation’s common stock. Prior to January 1, 2006, volatility was based on historical experience only. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Corporation estimates forfeitures based on historical data.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of the options granted in 2006 was estimated as $10.10 per option on the date of grant based on the following assumptions:

2006
Dividend yield	3.50%
Volatility	17.84%
Risk-free interest rate	5.04%
Expected life—years	6.0

Pursuant to the requirements of SFAS 123, the weighted-average fair value of the stock options granted during 2005 and 2004 were estimated as $11.94 and $15.49, respectively, on the date of grant. The fair values were determined using a Black-Scholes-Merton option-pricing model using the following assumptions:

	2005	2004
Dividend yield	2.92%	2.49%
Volatility	21.80%	26.45%
Risk-free interest rate	3.97%	3.83%
Expected life—years	5.9	5.9

As of December 31, 2006, the total remaining unrecognized compensation costs and amortization period are as follows:

	Millions	Weighted- Average Service Years
Nonvested stock options	$34.9	1.0
Restricted shares and time-based restricted share units	$29.4	1.4
Nonvested performance-based restricted share units	$15.5	.9

On November 10, 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Corporation has elected to adopt the shortcut method provided in the FASB Staff Position for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS 123R. The shortcut method includes simplified procedures to establish the beginning balance of the pool of excess tax benefits (the “APIC Tax Pool”) and to determine the subsequent effect on the APIC Tax Pool and Consolidated Cash Flow Statements of the tax effects of employee stock-based compensation awards.

Prior to the adoption of SFAS 123R, all tax benefits from deductions resulting from the exercise of stock options and the vesting of restricted shares and restricted share units were presented as operating cash flows in the Consolidated Cash Flow Statement. SFAS 123R requires the cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. Excess tax benefits aggregating $25.8 million were classified as Other cash inflows under Financing Activities for the year ended December 31, 2006. As required by SFAS 123R, the prior period Consolidated Cash Flow Statements were not restated.

In prior periods, the Corporation had calculated pro forma employee compensation cost for stock options on an accelerated method as required by SFAS 123. The Corporation elected, for all stock option awards granted on or after January 1, 2006, to recognize compensation cost on a straight-line basis over the requisite service period for the entire award as permitted by SFAS 123R.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents information about net income and earnings per share (“EPS”) as if the Corporation had applied the fair value expense recognition requirements of SFAS 123 to all stock options granted under the Equity Participation Plan.

	Year Ended December 31
	2005	2004
	(Millions of dollars)
Net income, as reported	$1,568.3	$1,800.2
Add: Stock-based compensation expense included in reported net income, net of income taxes	20.7	12.3
Less: Stock-based compensation expense determined under the fair value requirements of SFAS 123, net of income taxes	(57.1)	(50.9)

Pro forma net income	$1,531.9	$1,761.6

	Year Ended December 31
	2005	2004
Earnings per share
Basic—as reported	$3.30	$3.64

Basic—pro forma	$3.23	$3.56

Diluted—as reported	$3.28	$3.61

Diluted—pro forma	$3.21	$3.53

Note 8.    Employee Postretirement Benefits

Pension Plans

Substantially all regular employees in North America and the United Kingdom are covered by defined benefit pension plans (the “Principal Plans”) and/or defined contribution retirement plans. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for the qualified defined benefit plans in North America and the defined benefit plans in the United Kingdom is to contribute assets to the higher of the accumulated benefit obligation (“ABO”) or regulatory minimum requirements. Subject to regulatory requirements and tax deductibility limits, any funding shortfall will be eliminated over a reasonable number of years. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded. Funding for the remaining defined benefit plans outside the U.S. is based on legal requirements, tax considerations, investment opportunities, and customary business practices in such countries.

In accordance with SFAS 87, the Corporation had recorded a minimum pension liability in 2005 for underfunded plans representing the excess of the ABO over previously recorded net pension liabilities. The minimum pension liability is included in noncurrent employee benefit and other obligations on the December 31, 2005 Consolidated Balance Sheet. An offsetting charge was included as an intangible asset to the extent of unrecognized prior service cost, and the balance is included in accumulated other comprehensive income (loss).

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 1 regarding information for 2006. Information about the 2005 minimum pension liability follows:

December 31, 2005
(Millions of dollars)
Minimum pension liability	$1,436.5
Less intangible asset	(50.0)

Accumulated other comprehensive loss	1,386.5
Less related income tax effects	(498.3)

Accumulated other comprehensive loss, net of income taxes	$888.2

Other Postretirement Benefit Plans

Substantially all North American retirees and employees are covered by unfunded health care and life insurance benefit plans. Certain benefits are based on years of service and/or age at retirement. The plans are principally noncontributory for employees who were eligible to retire before 1993 and contributory for most employees who retire after 1992, except that the Corporation provides no subsidized benefits to most employees hired after 2003.

Prior to 2004, certain U.S. plans limited the Corporation’s cost of future annual per capita retiree medical benefits to no more than 200 percent of the 1992 annual per capita cost. These plans reached this limitation (the “Cap”) and were amended during 2003. Among other things, the amendments index the Cap by 3 percent annually beginning in 2005 for certain employees retiring on or before April 1, 2004 and limit the Corporation’s future cost for retiree health care benefits to a defined fixed per capita cost for certain employees retiring after April 1, 2004. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 9.34 percent in 2007, 8.36 percent in 2008 and to gradually decline to 5.17 percent in 2019 and thereafter.

Effective December 31, 2006, SFAS 158 no longer requires reporting a minimum pension liability. Instead, SFAS 158 requires recognition of the funded status of postretirement defined benefit plans—measured as the difference between the fair value of plan assets and the benefit obligations—in the balance sheet.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below.

	Pension Benefits		Other Benefits
	Year Ended December 31
	2006	2005	2006	2005
	(Millions of dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,509.2	$5,270.6	$861.7	$845.8
Service cost	86.9	81.4	16.3	17.4
Interest cost	298.3	294.6	48.1	47.1
Actuarial (gain) loss	(66.7)	308.3	6.0	(1.7)
Currency and other	197.5	(137.0)	10.3	28.1
Benefit payments from plans	(324.1)	(296.8)	(47.4)	(75.0)
Direct benefit payments	(12.8)	(11.9)	(28.3)	—

Benefit obligation at end of year	5,688.3	5,509.2	866.7	861.7

Change in Plan Assets
Fair value of plan assets at beginning of year	4,126.2	4,044.2	—	—
Actual gain on plan assets	544.9	359.5	—	—
Employer contributions	132.1	116.5	40.9	66.5
Currency and other	126.2	(97.2)	6.5	8.5
Benefit payments	(324.1)	(296.8)	(47.4)	(75.0)

Fair value of plan assets at end of year	4,605.3	4,126.2	—	—

Funded Status
Benefit obligation in excess of plan assets	(1,083.0)	(1,383.0)	(866.7)	(861.7)
Unrecognized net actuarial loss and transition amount	n/a	1,778.1	n/a	159.0
Unrecognized prior service cost	n/a	47.2	n/a	30.1

Net amount recognized	$(1,083.0)	$442.3	$(866.7)	$(672.6)

Amounts Recognized in the Balance Sheet
Noncurrent asset—Prepaid benefit cost	$7.6	$24.2	$—	$—
Current liability—Accrued benefit cost	(8.5)	n/a	(69.7)	n/a
Noncurrent liability—Accrued benefit cost	(1,082.1)	n/a	(797.0)	n/a
Accrued benefit cost	n/a	(1,018.4)	n/a	(672.6)
Intangible asset	n/a	50.0	n/a	—
Accumulated other comprehensive loss	n/a	1,386.5	n/a	—

Net amount recognized	$(1,083.0)	$442.3	$(866.7)	$(672.6)

n/a—not applicable

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation uses December 31 as the measurement date for all of its postretirement plans.

Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2006	2005	2006	2005	2006	2005
	(Millions of dollars)
Projected benefit obligation (“PBO”)	$5,252.5	$5,113.8	$435.8	$395.4	$5,688.3	$5,509.2
ABO	4,914.8	4,770.6	384.3	349.0	5,299.1	5,119.6
Fair value of plan assets	4,285.2	3,853.5	320.1	272.7	4,605.3	4,126.2

Information for Pension Plans With an ABO in Excess of Plan Assets

	December 31
	2006	2005
	(Millions of dollars)
PBO	$5,453.9	$5,360.2
ABO	5,101.9	4,980.5
Fair value of plan assets	4,389.9	3,977.8

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2006	2005	2004	2006	2005	2004
	(Millions of dollars)
Service cost	$86.9	$81.4	$87.4	$16.3	$17.4	$17.8
Interest cost	298.3	294.6	296.2	48.1	47.1	48.2
Expected return on plan assets(a)	(337.2)	(322.6)	(324.0)	—	—	—
Amortization of prior service cost (benefit) and transition amount	7.7	6.3	7.3	2.1	(.2)	(.7)
Recognized net actuarial loss	100.5	92.7	83.3	3.8	3.9	4.0
Other	10.7	4.4	4.6	2.7	—	(1.5)

Net periodic benefit cost	$166.9	$156.8	$154.8	$73.0	$68.2	$67.8

(a)	The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Weighted-Average Assumptions used to determine Net Cost for years ended December 31

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.47%	5.68%	5.92%	5.68%	5.85%	6.01%
Expected long-term return on plan assets	8.28%	8.29%	8.32%	—	—	—
Rate of compensation increase	3.68%	3.67%	3.51%	—	—	—

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-Average Assumptions used to determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.64%	5.47%	5.84%	5.68%
Rate of compensation increase	3.90%	3.68%	—	—

Expected Long-Term Rate of Return and Investment Strategies for the Principal Plans

The expected long-term rate of return on pension fund assets was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. The Corporation also considered the U.S. plan’s historical 15-year and 20-year compounded annual returns of 9.9 percent and 10.9 percent, respectively, which have been in excess of these broad equity and bond benchmark indices. The Corporation anticipates that on average the investment managers for each of the plans comprising the Principal Plans will generate annual long-term rates of return of at least 8.5 percent. The Corporation’s expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 70 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and about 30 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. The Corporation regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Also, when deemed appropriate, the Corporation executes hedging strategies using index options and futures to limit the downside exposure of certain investments by trading off upside potential above an acceptable level. The Corporation last executed this hedging strategy for 2003. No hedging instruments are currently in place. The Corporation will continue to evaluate its long-term rate of return assumptions at least annually and will adjust them as necessary.

Plan Assets

The Corporation’s pension plan asset allocations for its Principal Plans are as follows:

	Target Allocation 2007	Percentage of Plan Assets at December 31
Asset Category		2006	2005
Equity securities	73%	74%	73%
Debt securities	27	26	27

Total	100%	100%	100%

The plan assets did not include a significant amount of the Corporation’s common stock.

Cash Flows

While the Corporation is not required to make a contribution in 2007 to the U.S. plan, the benefit of a contribution will be evaluated. The Corporation currently anticipates contributing about $94 million to its pension plans outside the U.S. in 2007.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments

The following gross benefit payments and related Medicare Part D reimbursements are expected over the next ten years:

	Pension Benefits	Other Benefits	Medicare Part D Reimbursements
	(Millions of dollars)
2007	$331	$86	$(5)
2008	332	86	(6)
2009	336	87	(6)
2010	343	88	(7)
2011	354	91	(7)
Years 2012 – 2016	2,025	484	(42)

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2006 data:

	One-Percentage-Point
	Increase	Decrease
	(Millions of dollars)
Effect on total of service and interest cost components	$2.4	$2.4
Effect on postretirement benefit obligation	30.9	31.3

Defined Contribution Retirement Plans

Contributions to defined contribution retirement plans are primarily based on the age and compensation of covered employees. The Corporation’s contributions, all of which were charged to expense, were $55.0 million, $52.7 million and $47.6 million in 2006, 2005 and 2004, respectively.

Investment Plans

Voluntary contribution investment plans are provided to substantially all North American and most European employees. Under the plans, the Corporation matches a portion of employee contributions. Costs charged to expense under the plans were $30.1 million, $31.0 million and $30.8 million in 2006, 2005 and 2004, respectively.

Note 9.    Stockholders’ Equity

On September 14, 2006, the Board of Directors authorized the retirement of 90 million shares of treasury stock, which become authorized but unissued shares.

At December 31, 2006, unremitted net income of equity companies included in consolidated retained earnings was about $808 million.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are as follows:

	Year Ended December 31
	2006			2005			2004
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Spin Off	Net Amount
	(Millions of dollars)
Unrealized translation	$439.7	$—	$439.7	$(412.6)	$—	$(412.6)	$415.8	$—	$(60.1)	$355.7
Minimum pension liability	1,386.5	(498.3)	888.2	(97.7)	39.1	(58.6)	(75.6)	27.8	36.3	(11.5)
Unrecognized net actuarial loss and transition amount:
Pension benefits	(1,446.5)	508.4	(938.1)	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Other postretirement benefits	(148.8)	56.0	(92.8)	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Unrecognized prior service cost:
Pension benefits	(52.7)	19.1	(33.6)	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Other postretirement benefits	(25.2)	9.6	(15.6)	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Deferred (losses) gains on cash flow hedges	(16.4)	5.7	(10.7)	40.7	(13.0)	27.7	(5.8)	1.8	(.6)	(4.6)
Unrealized holding gains (losses) on securities	.1	—	.1	.1	—	.1	(.2)	—	—	(.2)

Other comprehensive income (loss)	$136.7	$100.5	$237.2	$(469.5)	$26.1	$(443.4)	$334.2	$29.6	$(24.4)	$339.4

n/a—not applicable

Accumulated balances of other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31
	2006	2005
	(Millions of dollars)
Unrealized translation	$(358.2)	$(797.9)
Minimum pension liability	n/a	(888.2)
Unrecognized net actuarial loss and transition amount	(1,030.9)	n/a
Unrecognized prior service cost	(49.2)	n/a
Deferred gains on cash flow hedges	6.1	16.8
Unrealized holding losses on securities	—	(.1)

Accumulated other comprehensive income (loss)	$(1,432.2)	$(1,669.4)

n/a—not applicable

Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are accumulated in this section of stockholders’ equity. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in stockholders’ equity rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from stockholders’ equity and reported as part of the gain or loss on the sale or liquidation. The decrease in unrealized translation is primarily due to the weakening of the U.S. dollar versus the euro, Australian dollar, South Korean won, British pound and Brazilian real.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

Approximately $75 million and $11 million of unrecognized net actuarial loss and unrecognized prior service cost, respectively, is expected to be recognized as a component of net periodic benefit cost in 2007.

Stock-Based Compensation

A summary of stock-based compensation under the Plans as of December 31, 2006 and the activity during the year then ended is presented below.

Stock Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	32,622	$56.99
Granted	4,779	58.75
Exercised	(6,608)	50.08
Forfeited or expired	(843)	63.52

Outstanding at December 31, 2006	29,950	58.58	5.5	$280,510

Exercisable at December 31, 2006	21,125	57.87	4.2	$212,965

During 2006, cash received from the exercise of stock options aggregated $331 million. The total intrinsic value of stock options exercised during 2006 was $85.9 million; the Corporation received a related income tax benefit of about $21.6 million.

	Restricted Shares		Time-Based Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	624	$51.82	873	$58.95	467	$62.82
Granted	—	—	301	59.20	253	58.74
Vested	(124)	55.56	(86)	59.57	(34)	63.10
Forfeited	(35)	48.10	(44)	59.05	(26)	62.45

Nonvested at December 31, 2006	465	51.14	1,044	58.97	660	61.26

The total fair value of shares and share units that became vested during 2006 was $15.5 million.

Note 10.    Risk Management

As a multinational enterprise, the Corporation is exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. The Corporation employs a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. The Corporation’s policies restrict the use of derivatives for risk management purposes only and prohibit their use for speculation or trading, and prohibit the use of any leveraged derivative instrument. Foreign currency derivative instruments are either exchange traded or are entered into with major financial institutions.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation Risk

Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. In 2005, in connection with its plan to repatriate unremitted foreign earnings under the American Jobs Creation Act, the Corporation hedged a portion of its investments in certain subsidiaries. There are no net investment hedges in place at December 31, 2006. The risk to any particular entity’s net assets is minimized to the extent that the entity is financed with local currency borrowing.

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

Commodity Price Risk

The Corporation is subject to commodity price risk, the most significant of which relates to the price of pulp, polypropylene, petroleum and natural gas.

Selling prices of tissue products are influenced, in part, by the market price for pulp, which is determined by industry supply and demand. On a worldwide basis, the Corporation sources approximately 10 percent of its virgin fiber needs from internal pulp manufacturing operations. Increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage the pulp price risk. Polypropylene is subject to price fluctuations based on changes in petroleum prices, availability and other factors. A number of the Corporation’s products, such as diapers, training and youth pants, and incontinence care products contain certain polypropylene materials. The Corporation purchases these materials from a number of suppliers. Significant increases in prices for these materials could adversely affect the Corporation’s earnings if selling prices for its finished products are not adjusted or if adjustments significantly trail the increases in prices for these materials. Derivative instruments have not been used to manage these risks.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation’s distribution costs for its finished products are subject to fluctuations in petroleum prices and other factors. The Corporation utilizes a number of providers of transportation services. Significant increases in prices for these services could adversely affect the Corporation’s earnings if selling prices for its finished products are not adjusted or if adjustments significantly trail the increases in prices for these services. Derivative instruments have not been used to manage these risks.

The Corporation uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months. These readily marketable swap contracts are recorded in the Corporation’s Consolidated Balance Sheet at fair value. On the date the derivative contract is entered into, the Corporation formally documents and designates the swap contract as a cash flow hedge, including how the effectiveness of the hedge will be measured. This process links the swap contract to specific forecasted transactions. Since these swap contracts were highly effective, changes in their fair values were recorded in other comprehensive income, net of related income taxes, and recognized in income at the time the cost of the natural gas was recognized in income.

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Fair Value Hedges

The Corporation’s fair value hedges offset the effect of the hedged items in 2006, 2005 and 2004, resulting in no effect on income. In addition, during these years, all designated derivatives for firm commitments continued to qualify for fair value hedge accounting.

Cash Flow Hedges

The effective portion of the gain or loss on the derivative instruments designated as cash flow hedges is initially recorded in other comprehensive income and is subsequently recognized in income when the hedged exposure affects income. The Corporation’s cash flow hedges resulted in no significant ineffectiveness in 2006, 2005 and 2004 and consequently resulted in no significant effect on income. During the same period in which the hedged forecasted transactions affected earnings, the Corporation reclassified $14.0 million of after-tax losses, $11.2 million of after-tax gains, and $9.0 million of after-tax losses, respectively, from accumulated other comprehensive income to earnings. At December 31, 2006, the Corporation expects to reclassify $6.3 million of after-tax losses from accumulated other comprehensive income primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow derivatives in place at December 31, 2006 is August 2017.

Net Investment Hedges

In 2006, the Corporation hedged a portion of its investment position in one of its equity affiliates. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the derivative instruments are recognized in other comprehensive income to offset the change in value of the net investment being hedged. The net investment hedge was closed out in December 2006.

Note 11.    Variable Interest Entities

The Corporation has interests in the following financing and real estate entities and synthetic fuel partnerships described in Note 14, all of which are subject to the requirements of FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities—an Interpretation of ARB 51 (“FIN 46R”).

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financing Entities

The Corporation holds a significant interest in two financing entities that were used to monetize long-term notes received from the sale of certain nonstrategic timberlands and related assets to nonaffiliated buyers. These transactions qualified for the installment method of accounting for income tax purposes and met the criteria for immediate profit recognition for financial reporting purposes contained in SFAS No. 66, Accounting for Sales of Real Estate. These sales involved notes receivable with an aggregate face value of $617 million and a fair value of approximately $593 million at the date of sale. The notes receivable are backed by irrevocable standby letters of credit issued by money center banks, which aggregated $617 million at December 31, 2006.

Because the Corporation desired to monetize the $617 million of notes receivable and continue the deferral of current income taxes on the gains, the Corporation transferred the notes received from the sales to noncontrolled financing entities. The Corporation has minority voting interests in each of the financing entities (collectively, the “Financing Entities”). The transfers of the notes and certain other assets to the Financing Entities were made at fair value, were accounted for as asset sales and resulted in no gain or loss. In conjunction with the transfer of the notes and other assets, the Financing Entities became obligated for $617 million in third-party debt financing. A nonaffiliated financial institution has made substantive capital investments in each of the Financing Entities, has majority voting control over them and has substantive risks and rewards of ownership of the assets in the Financing Entities. The Corporation also contributed intercompany notes receivable aggregating $662 million and intercompany preferred stock of $50 million to the Financing Entities, which serve as secondary collateral for the third-party lending arrangements. In the unlikely event of default by both of the money center banks that provided the irrevocable standby letters of credit, the Corporation could experience a maximum loss of $617 million under these arrangements.

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

Real Estate Entities

The Corporation participates in the U.S. affordable housing and historic renovation real estate markets. Investments in these markets are encouraged by laws enacted by the United States Congress and related federal income tax rules and regulations. Accordingly, these investments generate income tax credits and tax losses that are used to reduce the Corporation’s income tax liabilities. The Corporation invested in these markets through (i) partnership arrangements as a limited partner, (ii) limited liability companies as a nonmanaging member and (iii) investments in various funds in which the Corporation is one of many noncontrolling investors. These entities borrow money from third parties generally on a nonrecourse basis and invest in and own various real estate projects.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB 51, requires the Corporation to consolidate certain real estate entities because it is the primary beneficiary of them. At December 31, 2006, the carrying amount of assets of these entities, aggregating $4.9 million, serves as collateral for $3.7 million of obligations of these ventures. The assets are classified as property, plant and equipment on the Consolidated Balance Sheet. Neither the creditors nor the other beneficial interest holders of these consolidated ventures have recourse to the general credit of the Corporation.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation accounts for its interests in its nonconsolidated real estate entities by the equity method of accounting or by the effective yield method, as appropriate, and has accounted for the related income tax credits and other tax benefits as a reduction in its income tax provision. As of December 31, 2006, the Corporation had net equity of $19.6 million in its nonconsolidated real estate entities. The Corporation has earned income tax credits totaling approximately $97.7 million, $84.1 million and $71.8 million through 2006, 2005 and 2004, respectively. As of December 31, 2006, total permanent financing debt for the nonconsolidated entities was $283.5 million. A total of $35.0 million of the permanent financing debt is guaranteed by the Corporation and the remainder of this debt is not supported or guaranteed by the Corporation. Except for the guaranteed portion, permanent financing debt is secured solely by the properties and is nonrecourse to the Corporation. From time to time, temporary interim financing is guaranteed by the Corporation. In general, the Corporation’s interim financing guarantees are eliminated at the time permanent financing is obtained. At December 31, 2006, $49.3 million of temporary interim financing associated with these nonconsolidated real estate entities was guaranteed by the Corporation.

If the Corporation’s investments in its nonconsolidated real estate entities were to be disposed of at their carrying amounts, a portion of the tax credits may be recaptured and may result in a charge to earnings. As of December 31, 2006, this recapture risk is estimated to be $36.6 million. The Corporation has no current intention of disposing of these investments during the recapture period, nor does it anticipate the need to do so in the foreseeable future in order to satisfy any anticipated liquidity need. Accordingly, the recapture risk is considered to be remote.

At December 31, 2006, the Corporation’s maximum loss exposure for its nonconsolidated real estate entities is estimated to be $140.5 million and was comprised of its net equity in these entities of $19.6 million, its permanent financing guarantees of $35.0 million, its interim financing guarantees of $49.3 million and the income tax credit recapture risk of $36.6 million.

Note 12.    Leases and Commitments

Leases

The Corporation has entered into operating leases for certain warehouse facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2006, are as follows:

Millions
Year Ending December 31:
2007	$84.2
2008	70.9
2009	61.2
2010	49.0
2011	40.8
Thereafter	145.1

Future minimum obligations	$451.2

Certain operating leases contain residual value guarantees, which provide that if the Corporation does not purchase the leased property from the lessor at the end of the lease term, the Corporation is liable to the lessor for the shortfall, if any, between the proceeds from the sale of the property and an agreed value. At December 31, 2006, the maximum amount of the residual value guarantee was approximately $20 million. Management expects the proceeds from the sale of the properties under the operating leases will exceed the agreed values.

Operating lease obligations have been reduced by approximately $2 million for rental income from noncancelable sublease agreements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated rental expense under operating leases was $227.9 million, $199.0 million and $195.9 million in 2006, 2005 and 2004, respectively.

Purchase Commitments

In conjunction with the Spin-off, the Corporation entered into a long-term pulp supply agreement with Neenah Paper. Under the agreement, the Corporation has agreed to purchase annually declining specified minimum tonnages of pulp. During 2006, the pulp supply agreement was modified to decrease the Corporation’s 2007 minimum purchase obligation by approximately 25 percent. Minimum commitments under the agreement are estimated to be approximately $216 million in 2007, $231 million in 2008, $182 million in 2009 and $121 million in 2010. The latter two years reflect the phase-down period described in the following paragraph. These commitments represent 13 percent, 14 percent, 11 percent and 7 percent, respectively, of the Corporation’s total estimated requirements for virgin pulp. The Corporation purchased approximately $216 million under that agreement in 2006.

Under the agreement, the prices for pulp will be based on published industry index prices, subject to certain minimum and maximum prices, less agreed-upon discounts. The commitments are structured as supply-or-pay and take-or-pay arrangements. Accordingly, if the Corporation does not purchase the specified minimums, it must pay for the shortfall based on the difference between the contract price and any lower price Neenah Paper obtains for the pulp, plus ten percent of the difference. If Neenah Paper does not supply the specified minimums, it must pay for the shortfall based on the difference between the contract price and any higher price that the Corporation pays to purchase the pulp, plus ten percent of that difference. Either party can elect a two-year phase-down period for the agreement, to begin no earlier than January 1, 2009 under which the minimum commitments would be approximately $182 million in the first year and $121 million in the second year. Either party may terminate the pulp supply agreement for certain events specified in the agreement.

The Corporation has entered into other long-term contracts for the purchase of pulp and utilities, principally electricity. Commitments under these contracts are approximately $273 million in 2007, $143 million in 2008, $100 million in 2009, $75 million in 2010 and $54 million in 2011. Total commitments beyond the year 2011 are $262 million.

Although the Corporation is primarily liable for payments on the above-mentioned leases and purchase commitments, management believes the Corporation’s exposure to losses, if any, under these arrangements is not material.

Note 13.    Contingencies and Legal Matters

Contingency

One of the Corporation’s North American tissue mills has an agreement to provide its local utility company a specified amount of electric power for each of the next 11 years. In the event that the mill was shut down, the Corporation would be required to continue to operate the power generation facility on behalf of its owner, the local utility company. The net present value of the cost to fulfill this agreement as of December 31, 2006 is estimated to be approximately $107 million. Management considers the probability of closure of this mill to be remote.

Environmental Matters

The Corporation has been named as a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites, none of which, individually or in the aggregate, in management’s opinion, is likely to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Synthetic Fuel Partnerships

The Corporation has minority interests in two synthetic fuel partnerships. Although these partnerships are variable interest entities that are subject to the requirements of FIN 46R, the Corporation is not the primary beneficiary, and the entities have not been consolidated. Synthetic fuel produced by the partnerships is eligible for synthetic fuel tax credits through 2007. In addition, there are tax deductions for pretax losses generated by the partnerships that are reported as nonoperating expense in the Corporation’s Consolidated Income Statement. Both the credits and tax deductions reduce the Corporation’s income tax expense. The tax credits begin to be phased out as the average annual domestic price of oil exceeds certain statutory amounts. The effects of these credits and deductions are shown in the following table:

	Year Ended December 31
	2006		2005		2004
	(Millions of dollars)
Nonoperating expense		$(65.5)		$(179.0)		$(158.4)
Tax credits	$60.5		$169.2		$144.4
Tax benefit of nonoperating expense	25.5	86.0	65.1	234.3	55.4	199.8

Net synthetic fuel benefit		$20.5		$55.3		$41.4

Per share basis—diluted		$.04		$.12		$.08

The effects of the credits are shown separately in the Corporation’s reconciliation of the U.S. statutory rate to its effective income tax rate in Note 15.

Because the partnerships have received favorable private letter rulings from the IRS and because the partnerships’ test procedures conform to IRS guidance, the Corporation’s loss exposure under the synthetic fuel partnerships is minimal.

Note 15.    Income Taxes

An analysis of the provision for income taxes for income from continuing operations follows:

	Year Ended December 31
	2006	2005	2004
	(Millions of dollars)
Current income taxes:
United States	$347.8	$308.1	$192.0
State	32.8	66.9	35.4
Other countries	296.6	206.1	275.9

Total	677.2	581.1	503.3

Deferred income taxes:
United States	(144.7)	(118.6)	30.8
State	(9.7)	(30.3)	(20.7)
Other countries	(53.6)	6.2	(29.5)

Total	(208.0)	(142.7)	(19.4)

Total provision for income taxes	$469.2	$438.4	$483.9

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income from continuing operations before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2006	2005	2004
	(Millions of dollars)
United States	$1,359.7	$1,562.3	$1,578.1
Other countries	485.2	406.6	625.3

Total income before income taxes	$1,844.9	$1,968.9	$2,203.4

Deferred income tax assets (liabilities) are composed of the following:

	December 31
	2006	2005
	(Millions of dollars)
Net current deferred income tax asset attributable to:
Accrued expenses	$144.7	$145.5
Pension, postretirement and other employee benefits	76.0	94.8
Inventory	(38.7)	(27.5)
Other	47.5	19.0
Valuation allowances	(10.3)	(8.4)

Net current deferred income tax asset	$219.2	$223.4

Net noncurrent deferred income tax asset attributable to:
Income tax loss carryforwards	$311.8	$235.8
State tax credits	100.1	96.0
Pension and other postretirement benefits	215.7	22.2
Accumulated depreciation	(145.4)	3.7
Other	41.1	94.8
Valuation allowances	(245.4)	(224.4)

Net noncurrent deferred income tax asset included in other assets	$277.9	$228.1

Net noncurrent deferred income tax liability attributable to:
Accumulated depreciation	$(866.0)	$(1,103.1)
Pension, postretirement and other employee benefits	478.8	548.1
Foreign tax credits and loss carryforwards	354.5	484.1
Installment sales	(189.4)	(192.0)
Other	(53.3)	(70.2)
Valuation allowances	(115.7)	(239.8)

Net noncurrent deferred income tax liability	$(391.1)	$(572.9)

Valuation allowances decreased $102.9 million in 2006 and increased $221.6 million in 2005. The decrease in 2006 was related to excess foreign tax credits. Valuation allowances at the end of 2006 primarily relate to the realization of excess foreign tax credits in the U.S. and income tax loss carryforwards of $884.2 million, which potentially are not useable primarily in jurisdictions outside the U.S. If not utilized against taxable income, $416.7 million of the loss carryforwards will expire from 2007 through 2026. The remaining $467.5 million has no expiration date.

Realization of income tax loss carryforwards is dependent on generating sufficient taxable income prior to expiration of these carryforwards. Although realization is not assured, management believes it is more likely than

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not that all of the deferred tax assets, net of applicable valuation allowances, will be realized. The amount of the deferred tax assets considered realizable could be reduced or increased if estimates of future taxable income change during the carryforward period.

Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the provision for income taxes.

	Year Ended December 31
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of dollars)
Income from continuing operations before income taxes	$1,844.9		$1,968.9		$2,203.4

Tax at U.S. statutory rate applied to income from continuing operations	$645.7	35.0%	$689.1	35.0%	$771.2	35.0%
State income taxes, net of federal tax benefit	15.0	.8	23.8	1.2	9.6	.4
Taxes on American Jobs Creation Act dividends	—	—	55.5	2.8	—	—
Synthetic fuel credits	(60.5)	(3.3)	(169.2)	(8.6)	(144.4)	(6.6)
Recognition of additional prior year foreign tax credits	(35.9)	(1.9)	—	—	—	—
Net operating losses realized	(8.0)	(.4)	(14.2)	(.7)	(9.2)	(.4)
Other—net(a)	(87.1)	(4.8)	(146.6)	(7.4)	(143.3)	(6.4)

Provision for income taxes	$469.2	25.4%	$438.4	22.3%	$483.9	22.0%

(a)	Other—net is comprised of numerous items, none of which is greater than 1.3 percent of income from continuing operations.

The 2004 American Jobs Creation Act (the “Act”) provided, among other things, for a one-time deduction for certain foreign earnings that are repatriated to and reinvested in the United States. During 2005, the Corporation repatriated approximately $985 million of previously unremitted earnings of certain of its non-U.S. subsidiaries under the provisions of the Act. As a result, the Corporation recorded income tax expense and a related income tax liability of approximately $55.5 million in 2005.

At December 31, 2006, U.S. income taxes have not been provided on approximately $4.4 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

The Corporation accrues liabilities in current income taxes for potential assessments, which at December 31, 2006 and 2005 aggregated $237.2 million and $268.8 million, respectively. The decrease was due to prior year tax audit settlements. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. The Corporation’s U.S. federal income tax returns have been audited through 2003. IRS assessments of additional taxes have been paid through 1998. Refund actions are pending with the IRS Examination Division or Appeals Office for the years 1993 through 1998. Management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on the Corporation’s business, financial condition, results of operations or liquidity.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Earnings Per Share

A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Average Common Shares Outstanding
	2006	2005	2004
	(Millions)
Basic	458.5	474.0	495.2
Dilutive effect of stock options	1.9	2.6	3.4
Dilutive effect of restricted share awards	1.2	.8	.6

Diluted	461.6	477.4	499.2

Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares are summarized below:

Description	2006	2005	2004
Average number of share equivalents (millions)	8.6	9.1	5.4
Weighted-average exercise price	$66.48	$66.58	$70.13
Expiration date of options	2007 to 2015	2007 to 2015	2007 to 2012
Options outstanding at year-end	8.2	8.8	5.4

The number of common shares outstanding as of December 31, 2006, 2005 and 2004 was 455.6 million, 461.5 million and 482.9 million, respectively.

Note 17.    Business Segment and Geographic Data Information

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care; Consumer Tissue; K-C Professional & Other; and Health Care. The reportable segments were determined in accordance with how the Corporation’s executive managers develop and execute the Corporation’s global strategies to drive growth and profitability of the Corporation’s worldwide Personal Care, Consumer Tissue, K-C Professional & Other and Health Care operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other income and (expense), net; income and expense not associated with the business segments; and the costs of corporate decisions related to the strategic cost reductions described in Note 2. Corporate & Other Assets include the Corporation’s investments in equity affiliates, finance operations and real estate entities, and deferred tax assets. The accounting policies of the reportable segments are the same as those described in Note 1.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

The K-C Professional & Other segment manufactures and markets facial and bathroom tissue, paper towels, napkins, wipers and a range of safety products for the away-from-home marketplace. Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, WypAll, Kimtech, Kleenguard and Kimcare brand names.

•

The Health Care segment manufactures and markets health care products such as surgical gowns, drapes, infection control products, sterilization wrap, disposable face masks and exam gloves, respiratory products and other disposable medical products. Products in this segment are sold under the Kimberly-Clark, Ballard and other brand names.

Approximately 13 percent of net sales were to Wal-Mart Stores, Inc. in 2006, 2005 and 2004, primarily in the Personal Care and Consumer Tissue businesses.

Information concerning consolidated operations by business segment and geographic area, as well as data for equity companies, is presented in the following tables:

Consolidated Operations by Business Segment

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Inter- segment Sales	Corporate & Other		Consolidated Total
	(Millions of dollars)
Net Sales
2006	$6,740.9	$5,982.0	$2,718.7	$1,331.8	$(58.8)	$32.3		$16,746.9
2005	6,287.4	5,781.3	2,595.7	1,226.1	(19.3)	31.4		15,902.6
2004	5,975.1	5,343.0	2,757.7	1,200.2	(217.1)	24.3		15,083.2

Operating Profit(a)
2006	1,302.5	772.6	437.1	246.2	—	(656.9	)(b)	2,101.5
2005	1,242.2	805.8	446.9	226.3	—	(410.6	)(b)	2,310.6
2004	1,253.2	803.1	387.1	269.5	—	(206.5)		2,506.4

Depreciation and Amortization
2006	266.3	273.7	125.1	41.5	—	226.2		932.8
2005	267.4	301.0	134.6	53.5	—	88.0		844.5
2004	286.9	310.7	140.8	53.2	—	8.7		800.3

Assets
2006	5,026.5	6,032.2	2,406.7	2,356.2	—	1,245.4		17,067.0
2005	4,650.7	5,672.9	2,361.4	2,217.5	—	1,400.7		16,303.2
2004	4,813.3	5,881.5	2,511.0	2,234.2	—	1,578.0		17,018.0

Capital Spending
2006	345.0	455.8	128.8	42.4	—	.1		972.1
2005	297.9	296.6	87.3	27.7	—	.1		709.6
2004	242.5	202.3	64.2	25.2	—	.8		535.0

(a)	Segment operating profit excludes other income and (expense), net and income and expenses not associated with the business segments.

(b)	Corporate & Other includes expenses not associated with the business segments, including the following amounts of pretax charges for the strategic cost reductions:

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Total
	(Millions of dollars)
Corporate & Other
2006	$(245.5)	$(139.6)	$(40.8)	$(50.5)	$(476.4)
2005	(146.0)	(31.3)	(13.1)	(38.2)	(228.6)

Additional information concerning these costs is contained in Note 2.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales of Principal Products

	2006	2005	2004
	(Billions of dollars)
Consumer tissue products	$5.9	$5.7	$5.3
Diapers	3.6	3.3	3.2
Away-from-home professional products	2.5	2.4	2.3
All other	4.7	4.5	4.3

Consolidated	$16.7	$15.9	$15.1

Consolidated Operations by Geographic Area

	United States	Canada	Inter- geographic Items(a)	Total North America	Europe	Asia, Latin America & Other	Inter- geographic Items	Corporate & Other		Consolidated Total
	(Millions of dollars)
Net Sales
2006	$9,405.6	$538.0	$(249.2)	$9,694.4	$3,153.4	$4,480.9	$(581.8)	$—		$16,746.9
2005	9,093.1	516.4	(254.7)	9,354.8	3,072.8	4,019.2	(544.2)	—		15,902.6
2004	8,683.5	911.0	(554.4)	9,040.1	3,098.3	3,488.8	(544.0)	—		15,083.2
Operating Profit(b)
2006	1,856.2	142.8	—	1,999.0	211.1	548.3	—	(656.9	)(c)	2,101.5
2005	1,973.5	107.7	—	2,081.2	165.9	474.1	—	(410.6	)(c)	2,310.6
2004	1,953.1	122.0	—	2,075.1	221.0	416.8	—	(206.5)		2,506.4
Net Property
2006	4,132.6	33.7	—	4,166.3	1,591.3	1,927.2	—	—		7,684.8
2005	4,082.0	82.1	—	4,164.1	1,529.5	1,801.1	—	—		7,494.7
2004	4,177.8	103.5	—	4,281.3	1,875.2	1,834.0	—	—		7,990.5

(a)	Intergeographic net sales include $48.4 million, $59.4 million and $368.0 million by operations in Canada to the U.S. in 2006, 2005 and 2004, respectively.

(b)	Geographic operating profit excludes other income and (expense), net and income and expenses not associated with geographic areas.

(c)	Corporate & Other includes expenses not associated with geographic areas, including the following amounts of pretax charges for the strategic cost reductions:

	United States	Canada	Europe	Asia, Latin America & Other	Total
	(Millions of dollars)
Corporate & Other
2006	$(226.5)	$(16.7)	$(195.5)	$(37.7)	$(476.4)
2005	(59.9)	(25.0)	(113.5)	(30.2)	(228.6)

Additional information concerning these costs is contained in Note 2.

Equity Companies’ Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation’s Share of Net Income
	(Millions of dollars)
2006	$2,275.1	$815.2	$668.3	$456.2	$218.6	(a)
2005	2,115.0	730.0	441.2	286.1	136.6
2004	1,823.0	635.1	433.3	261.1	124.8

(a)	The Corporation’s share of net income includes a gain from the sale of Kimberly-Clark de Mexico, S.A.B. de C.V.’s pulp and paper business of approximately $46 million.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stock- holders’ Equity
	(Millions of dollars)
2006	$879.6	$905.1	$667.4	$465.5	$651.8
2005	869.7	992.1	564.6	513.4	783.9
2004	821.7	931.1	525.5	475.5	751.9

Equity companies, primarily in Latin America, are principally engaged in operations in the Personal Care and Consumer Tissue businesses.

At December 31, 2006, the Corporation’s equity companies and ownership interest were as follows: Kimberly-Clark Lever, Ltd. (India) (50%), Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries (47.9%), Olayan Kimberly-Clark Arabia (49%), Olayan Kimberly-Clark (Bahrain) WLL (49%) and Tecnosur S.A. (Colombia) (34.3%).

Kimberly-Clark de Mexico, S.A.B. de C.V. is partially owned by the public and its stock is publicly traded in Mexico. At December 31, 2006, the Corporation’s investment in this equity company was $328 million, and the estimated fair value of the investment was $2.5 billion based on the market price of publicly traded shares.

Note 18.    Supplemental Data (Millions of dollars)

	December 31
Supplemental Income Statement Data	2006	2005	2004
Advertising expense	$438.4	$451.0	$421.3
Research expense	301.2	319.5	279.7
Net foreign currency transaction losses	22.7	50.0	26.2

Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, net	2006	2005
Accounts Receivable:
From customers	$2,142.2	$1,930.6
Other	253.2	228.8
Less allowance for doubtful accounts and sales discounts	(58.7)	(57.5)

Total	$2,336.7	$2,101.9

Accounts receivable are carried at amounts that approximate fair value.

	December 31
Summary of Inventories	2006	2005
Inventories by Major Class:
At the lower of cost determined on the FIFO or weighted-average cost methods or market:
Raw materials	$398.3	$338.9
Work in process	298.6	236.7
Finished goods	1,263.4	1,128.9
Supplies and other	242.6	232.3

	2,202.9	1,936.8
Excess of FIFO or weighted-average cost over LIFO cost	(198.4)	(184.7)

Total	$2,004.5	$1,752.1

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FIFO or weighted-average value of total inventories determined on the LIFO method were $936.0 million and $857.6 million at December 31, 2006 and December 31, 2005, respectively.

	December 31
Summary of Property, Plant and Equipment, net	2006	2005
Property, Plant and Equipment:
Land	$241.5	$257.4
Buildings	2,432.3	2,349.7
Machinery and equipment	12,130.7	11,617.8
Construction in progress	600.4	391.3

	15,404.9	14,616.2
Less accumulated depreciation	(7,720.1)	(7,121.5)

Total	$7,684.8	$7,494.7

	December 31
Summary of Accrued Expenses	2006	2005
Accrued advertising and promotion	$333.2	$260.3
Accrued salaries and wages	404.5	377.1
Accrued expenses—strategic cost reductions	111.2	28.2
Other	754.9	734.0

Total	$1,603.8	$1,399.6

Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Decrease (Increase) in Operating Working Capital(a)	Year Ended December 31
	2006	2005	2004(b)
Accounts receivable	$(231.4)	$(41.9)	$(135.9)
Inventories	(252.4)	(81.1)	(192.9)
Prepaid expenses	19.6	(10.6)	27.0
Trade accounts payable	150.1	51.1	99.4
Other payables	29.2	45.6	(22.5)
Accrued expenses	268.2	(2.9)	107.1
Accrued income taxes	(65.0)	13.6	163.9
Derivatives	(1.2)	5.3	(29.4)
Currency	88.0	(159.2)	78.1

Decrease (increase) in operating working capital	$5.1	$(180.1)	$94.8

	Year Ended December 31
Other Cash Flow Data	2006	2005	2004(b)
Interest paid	$234.5	$195.8	$175.3
Income taxes paid	708.9	590.7	368.7

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31
Interest Expense	2006	2005	2004(b)
Gross interest cost	$234.6	$197.5	$169.0
Capitalized interest on major construction projects	(14.3)	(7.3)	(6.5)

Interest expense	$220.3	$190.2	$162.5

(a)	Excludes the effects of acquisitions and dispositions.

(b)	Excludes the effects of the Spin-off.

Cash used for investing and financing activities for discontinued operations was approximately $5 million in 2004.

Note 19.    Unaudited Quarterly Data

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Millions of dollars, except per share amounts)
Net sales	$4,307.2	$4,210.4	$4,161.4	$4,067.9	$4,008.9	$4,000.8	$3,987.1	$3,905.8
Gross profit	1,365.9	1,275.5	1,287.6	1,153.1	1,289.6	1,156.4	1,322.6	1,306.6
Operating profit	610.6	526.4	544.1	420.4	572.2	464.6	636.2	637.6
Income before cumulative effect of accounting change	482.6	364.2	377.6	275.1	383.4	325.3	421.8	450.1
Net income	482.6	364.2	377.6	275.1	371.1	325.3	421.8	450.1

Per share basis:
Basic
Income before cumulative effect of accounting change	1.06	.80	.82	.60	.82	.69	.88	.94
Net income	1.06	.80	.82	.60	.79	.69	.88	.94
Diluted
Income before cumulative effect of accounting change	1.05	.79	.82	.60	.82	.68	.88	.93
Net income	1.05	.79	.82	.60	.79	.68	.88	.93

Cash dividends declared per share	.49	.49	.49	.49	.45	.45	.45	.45

Market price per share:
High	68.58	65.76	62.15	61.75	60.80	64.99	66.99	68.29
Low	65.00	58.63	56.96	56.59	55.60	58.62	61.26	63.33
Close	67.95	65.36	61.70	57.80	59.65	59.53	62.59	65.73

PART II

(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, on January 1, 2006, the Corporation adopted the provisions of Statement of Financial Standards No. 123(R), Share-Based Payment, and on December 31, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Also as discussed in Note 1, on December 31, 2005, the Corporation adopted the provisions of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 20, 2007

PART II

(Continued)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2006.

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

PART II

(Continued)

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

The Corporation has assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2006, the Corporation’s internal control over financial reporting is effective.

Deloitte & Touche LLP has issued its attestation report on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting. That attestation report appears below.

/s/ Thomas J. Falk	/s/ Mark A. Buthman
Thomas J. Falk	Mark A. Buthman
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 20, 2007

PART II

(Continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kimberly-Clark Corporation and subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II

(Continued)

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Corporation as of and for the year ended December 31, 2006 and our report dated February 20, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006, the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006, and the adoption of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, on December 31, 2005.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 20, 2007

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section of the 2007 Proxy Statement captioned “Certain Information Regarding Directors and Nominees” under “Proposal 1. Election of Directors” identifies members of the Board of Directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

The names and ages of the executive officers of the Corporation as of February 22, 2007, together with certain biographical information, are as follows:

Robert E. Abernathy, 52, was elected Group President—Developing and Emerging Markets in 2004. He is responsible for the Corporation’s businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa. Mr. Abernathy joined the Corporation in 1982. His past responsibilities in the Corporation have included operations and major project management in North America. He was appointed Vice President—North American Diaper Operations in 1992; Managing Director of Kimberly-Clark Australia Pty. Limited in 1994; and Group President of the Corporation’s Business-to-Business segment in 1998. He is a director of The Lubrizol Corporation.

Joanne B. Bauer, 51, was elected President—Global Health Care in 2006. She is responsible for the Corporation’s global health care business, which includes a variety of medical supplies and devices. Ms. Bauer joined the Corporation in 1981. Her past responsibilities have included various marketing and management positions in the Adult Care and Health Care businesses. She was appointed Vice President of KimFibers, Ltd. in 1996; Vice President of Global Marketing for Health Care in 1998; and President of Health Care in 2001.

Robert W. Black, 47, was elected Senior Vice President and Chief Strategy Officer in 2006. He is responsible for leading the development, execution and monitoring of the Corporation’s strategy and for helping to accelerate the Corporation’s initiatives to enhance global competitiveness. In December 2006, Mr. Black also assumed responsibility for the Corporation’s innovation efforts. Prior to joining Kimberly-Clark in 2006, Mr. Black served as Chief Operating Officer of Sammons Enterprises, a multi-faceted conglomerate, from 2004 to 2005. He held various senior leadership positions in marketing, strategy, corporate development and international management with Steelcase, Inc., an office furniture products and related services company, from 1994 to 2004.

Mark A. Buthman, 46, was elected Senior Vice President and Chief Financial Officer in 2003. Mr. Buthman joined the Corporation in 1982. He has held various positions of increasing responsibility in the operations, finance and strategic planning areas of the Corporation. Mr. Buthman was appointed Vice President of Strategic Planning and Analysis in 1997 and Vice President of Finance in 2002.

Thomas J. Falk, 48, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President—Global Tissue, Pulp and Paper in 1998, where he was responsible for the Corporation’s global tissue businesses. Earlier in his career, Mr. Falk had responsibility for the Corporation’s North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined the Corporation in 1983 and has held other senior management positions in the Corporation. He has been a director of the Corporation since 1999. He also serves on the Board of Directors of Centex Corporation, Grocery Manufacturers of America, Inc. and the University of Wisconsin Foundation, and serves as a governor of the Boys & Girls Clubs of America.

Steven R. Kalmanson, 54, was elected Group President—North Atlantic Consumer Products in 2005. He is responsible for the Corporation’s consumer business in North America and Europe and the related customer development and supply chain organizations. Mr. Kalmanson joined the Corporation in 1977. His past

PART III

(Continued)

responsibilities have included various marketing and business management positions within the consumer products businesses. He was appointed President, Adult Care in 1990; President, Child Care in 1991; President, Family Care in 1994; Group President of the Corporation’s Consumer Tissue segment in 1995; and Group President—Personal Care in 2004.

Ronald D. Mc Cray, 49, was elected Senior Vice President—Law and Government Affairs and Chief Compliance Officer in 2004. His responsibilities include the Corporation’s legal affairs, internal audit and government relations activities. Mr. Mc Cray joined the Corporation in 1987. He was appointed Vice President and Chief Counsel in 1996. He was elected Vice President and Secretary in 1999, Vice President, Associate General Counsel and Secretary in 2001 and Senior Vice President—Law and Government Affairs in 2003. He is a member of the Council on Foreign Relations.

Jan B. Spencer, 51, was elected President—Global K-C Professional in 2006. He is responsible for the Corporation’s global professional business, which includes commercial tissue and wipers, and skin care, safety and Do-It-Yourself products. Mr. Spencer joined the Corporation in 1979. His past responsibilities have included various sales and management positions in Europe and the U.S. He was appointed Vice President Research, Development & Engineering in the Away From Home sector in 1996; Vice President, Wiper Business in 1998; Vice President, European Operations, Engineering, Supply Chain in the K-C Professional sector in 2000; President, KCP Europe in 2002; President, KCP North America in 2003; and President—K-C Professional North Atlantic in 2004.

The section of the 2007 Proxy Statement captioned “Corporate Governance Information—Board of Directors and Board Committees” identifies members of the Audit Committee of the Board of Directors and an audit committee financial expert, and is incorporated in this Item 10 by reference.

The section of the 2007 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated in this Item 10 by reference.

The section of the 2007 Proxy Statement captioned “Corporate Governance Information—Other Corporate Governance Matters—Corporate Governance Policies” identifies how stockholders may obtain a copy of the Corporation’s Corporate Governance Policies without charge and is incorporated in this Item 10 by reference.

The section of the 2007 Proxy Statement captioned “Corporate Governance Information—Other Corporate Governance Matters—Code of Conduct” describes the Corporation’s Code of Conduct and identifies how stockholders may obtain a copy of the Corporation’s Code of Conduct without charge and is incorporated in this Item 10 by reference.

The section of the 2007 Proxy Statement captioned “Corporate Governance Information—Board of Directors and Board Committees” identifies how stockholders may obtain a copy of charters of the Audit, Management Development and Compensation, and Nominating and Corporate Governance Committees of the Board of Directors without charge and is incorporated in this Item 10 by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information in the sections of the 2007 Proxy Statement captioned “Executive Compensation” and “Corporate Governance Information—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.

PART III

(Continued)

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the section of the 2007 Proxy Statement captioned “Security Ownership of Management and Certain Beneficial Owners” is incorporated in this Item 12 by reference.

The following table gives information about the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Corporation’s equity compensation plans as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in millions) (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) (c)
Equity compensation plans approved by stockholders(1)	29.8	(2)	$58.57		24.2	(3)
Equity compensation plans not approved by stockholders(4)	.1	(5)	63.00	(5)	.8

Total	29.9		$58.58		25.0

(1)	Includes the 1992 Equity Participation Plan and 2001 Equity Participation Plan.

(2)	Does not include 2.2 million restricted share units granted under the 2001 Equity Participation Plan. Upon vesting, a share of the Corporation’s common stock is issued for each restricted share unit.

(3)	Includes 15.4 million shares that may be granted as restricted shares or restricted share units under the 2001 Equity Participation Plan.

(4)	Includes the Outside Directors’ Compensation Plan and certain acquired equity compensation plans. See below for description of the Outside Directors’ Compensation Plan.

(5)	Includes less than 30,000 options at a weighted-average exercise price of $94.96 granted under equity compensation plans assumed by the Corporation in connection with acquisitions to honor existing obligations of acquired entities. The Corporation will not make any additional grants or awards under such plans, although the terms of one acquired deferred compensation plan provide for issuance of a de minimus number of shares of the Corporation’s common stock for reinvested dividends on deferred amounts.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the sections of the 2007 Proxy Statement captioned “Transactions with Related Persons” and “Corporate Governance Information—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the sections of the 2007 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Approval of Auditors” is incorporated in this Item 14 by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.	Exhibits.

Exhibit No. (3)a.	Restated Certificate of Incorporation, dated June 12, 1997, and Certificate Eliminating Series A Junior Participating Preferred Stock, dated November 19, 2004, incorporated by reference to Exhibit (3)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No. (3)b.	By-Laws, as amended September 14, 2006, incorporated by reference to Exhibit No. (3) of the Corporation’s Current Report on Form 8-K dated September 14, 2006.

Exhibit No. (4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a.	Management Achievement Award Program, as amended and restated, incorporated by reference to Exhibit (10)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated, incorporated by reference to Exhibit No. (10)b of the Corporation’s Current Report on Form 8-K dated November 16, 2005.

Exhibit No. (10)c.	Sixth Amended and Restated Deferred Compensation Plan for Directors, dated November 16, 2005, incorporated by reference to Exhibit (10)c of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)d.	Executive Officer Achievement Award Program, incorporated by reference to Exhibit No. (10)d of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)e.	1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART IV

(Continued)

Exhibit No. (10)f.	Deferred Compensation Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit (10)f of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)g.	Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)h.	Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended, dated December 31, 2005, incorporated by reference to Exhibit (10)h of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)i.	Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit (10)i of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)j.	Retirement Contribution Excess Benefit Program, as amended and restated, incorporated by reference to Exhibit (10)j of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)k.	1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)l.	Outside Directors’ Compensation Plan, as amended and restated, incorporated by reference to Exhibit (10)l of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)m.	2001 Equity Participation Plan, as amended, incorporated by reference to Exhibit (10)m of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)n.	Form of Award Agreements under 2001 Equity Participation Plan, incorporated by reference to Exhibit No. (10)n of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No. (10)o.	Summary of Outside Directors’ 2007 Compensation pursuant to the Outside Directors’ Compensation Plan, filed herewith.

Exhibit No. (10)p.	Global Business Plan Severance Pay Plan, incorporated by reference to Exhibit No. (10)p of the Corporation’s Current Report on Form 8-K dated November 4, 2005.

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2006, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 22, 2007	By:	/s/ MARK A. BUTHMAN
Mark A. Buthman
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS J. FALK Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 22, 2007

/s/ MARK A. BUTHMAN Mark A. Buthman	Senior Vice President and Chief Financial Officer (principal financial officer)	February 22, 2007

/s/ RANDY J. VEST Randy J. Vest	Vice President and Controller (principal accounting officer)	February 22, 2007

Directors

John R. Alm	Claudio X. Gonzalez
Dennis R. Beresford	Mae C. Jemison
John F. Bergstrom	James M. Jenness
Abelardo E. Bru	Linda Johnson Rice
Pastora San Juan Cafferty	Marc J. Shapiro
Robert W. Decherd	G. Craig Sullivan

By:	/s/ RONALD D. MC CRAY	February 22, 2007
Ronald D. Mc Cray, Attorney-in-Fact

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications
December 31, 2006
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$35.8	$11.7	$3.2	$11.8	(b)	$38.9
Allowances for sales discounts	21.6	274.6	.9	277.3	(d)	19.8

December 31, 2005
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$42.5	$8.9	$(.6)	$15.0	(b)	$35.8
Allowances for sales discounts	20.1	249.5	(.7)	247.3	(d)	21.6

December 31, 2004
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$47.9	$8.8	$4.0	$18.2	(b)(c)	$42.5
Allowances for sales discounts	19.7	233.1	.1	232.8	(d)	20.1

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Includes $4.6 million of Neenah Paper balances spun off in November 2004.

(d)	Sales discounts allowed.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Millions of dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2006
Deferred Taxes
Valuation Allowance	$474.0	$(105.3)	$—	$(2.4)	$371.1

December 31, 2005
Deferred Taxes
Valuation Allowance	$252.4	$233.6	$—	$12.0	$474.0

December 31, 2004
Deferred Taxes
Valuation Allowance	$247.9	$(12.4)	$—	$(16.9)	$252.4

(a)	Includes the net currency effects of translating valuation allowances at current rates under Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, of $(1.9) million in 2006, $13.4 million in 2005 and $(18.4) million in 2004.

EXHIBIT INDEX

Exhibit No. (3)a. Restated Certificate of Incorporation, dated June 12, 1997, and Certificate Eliminating Series A Junior Participating Preferred Stock, dated November 19, 2004, incorporated by reference to Exhibit (3)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No. (3)b. By-Laws, as amended September 14, 2006, incorporated by reference to Exhibit No. (3) of the Corporation’s Current Report on Form 8-K dated September 14, 2006.

Exhibit No. (4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a. Management Achievement Award Program, as amended and restated, incorporated by reference to Exhibit (10)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)b. Executive Severance Plan, as amended and restated, incorporated by reference to Exhibit No. (10)b of the Corporation’s Current Report on Form 8-K dated November 16, 2005.

Exhibit No. (10)c. Sixth Amended and Restated Deferred Compensation Plan for Directors, dated November 16, 2005, incorporated by reference to Exhibit (10)c of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)d. Executive Officer Achievement Award Program, incorporated by reference to Exhibit No. (10)d of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)e. 1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)f. Deferred Compensation Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit (10)f of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)g. Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)h. Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended, dated December 31, 2005, incorporated by reference to Exhibit (10)h of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)i. Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit (10)i of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)j. Retirement Contribution Excess Benefit Program, as amended and restated, incorporated by reference to Exhibit (10)j of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)k. 1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)l. Outside Directors' Compensation Plan, as amended and restated, incorporated by reference to Exhibit (10)l of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)m. 2001 Equity Participation Plan, as amended, incorporated by reference to Exhibit (10)m of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)n. Form of Award Agreements under 2001 Equity Participation Plan, incorporated by reference to Exhibit No. (10)n of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No. (10)o. Summary of Outside Directors’ 2007 Compensation pursuant to the Outside Directors’ Compensation Plan, filed herewith.

Exhibit No. (10)p. Global Business Plan Severance Pay Plan, incorporated by reference to Exhibit No. (10)p of the Corporation’s Current Report on Form 8-K dated November 4, 2005.

Exhibit No. (12). Computation of ratio of earnings to fixed charges for the five years ended December 31, 2006, filed herewith.

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