Form 10-Q
period 2007-05-09
KIMBERLY CLARK CORP
filed 2007-05-09
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐   No  ☒

As of April 30, 2007, there were 456,132,874 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months
	Ended March 31
(Millions of dollars, except per share amounts)	2007	2006

Net Sales	$4,385.3	$4,067.9
Cost of products sold	3,033.0	2,914.8

Gross Profit	1,352.3	1,153.1
Marketing, research and general expenses	732.6	712.5
Other (income) and expense, net	3.6	20.2

Operating Profit	616.1	420.4
Nonoperating expense	(27.6)	(15.8)
Interest income	6.6	6.4
Interest expense	(50.9)	(54.3)

Income Before Income Taxes and Equity Interests	544.2	356.7
Provision for income taxes	(112.1)	(99.3)

Income Before Equity Interests	432.1	257.4
Share of net income of equity companies	45.0	39.0
Minority owners’ share of subsidiaries’ net income	(25.1)	(21.3)

Net Income	$452.0	$275.1

Per Share Basis:

Net Income

Basic	$.99	$.60

Diluted	$.98	$.60

Cash Dividends Declared	$.53	$.49

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
(Millions of dollars)	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$342.0	$360.8
Accounts receivable	2,296.7	2,336.7
Inventories	2,085.8	2,004.5
Other current assets	510.4	567.7
Total Current Assets	5,234.9	5,269.7

Property	15,560.0	15,404.9
Less accumulated depreciation	7,825.6	7,720.1
Net Property	7,734.4	7,684.8

Investments in Equity Companies	427.6	392.9

Goodwill	2,900.3	2,860.5

Other Assets	884.4	859.1
	$17,181.6	$17,067.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,288.8	$1,326.4
Accounts payable	1,540.1	1,530.8
Accrued expenses	1,459.9	1,603.8
Other current liabilities	324.2	554.8
Total Current Liabilities	4,613.0	5,015.8

Long-Term Debt	2,277.0	2,276.0
Noncurrent Employee Benefits	1,871.8	1,887.6
Deferred Income Taxes	287.2	391.1
Other Liabilities	569.1	183.1
Minority Owners’ Interests in Subsidiaries	405.9	422.6
Preferred Securities of Subsidiary	802.6	793.4
Stockholders’ Equity	6,355.0	6,097.4
	$17,181.6	$17,067.0

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Three Months
	Ended March 31
(Millions of dollars)	2007	2006

Operating Activities
Net income	$452.0	$275.1
Depreciation and amortization	214.6	261.0
Stock-based compensation	13.9	18.5
Changes in operating working capital	(98.8)	(9.1)
Deferred income tax provision	(34.9)	(80.4)
Net losses on asset dispositions	2.7	63.9
Equity companies’ earnings in excess of dividends paid	(44.0)	(37.7)
Minority owners’ share of subsidiaries’ net income	25.1	21.3
Postretirement benefits	(11.4)	3.3
Other	5.3	3.0

Cash Provided by Operations	524.5	518.9

Investing Activities
Capital spending	(281.8)	(179.1)
Acquisition of businesses, net of cash acquired	(15.7)	-
Proceeds from sales of investments	7.5	8.5
Proceeds from dispositions of property	58.0	13.6
Net decrease in time deposits	42.8	32.6
Investments in marketable securities	(3.4)	(7.1)
Other	(5.5)	(12.2)

Cash Used for Investing	(198.1)	(143.7)

Financing Activities
Cash dividends paid	(224.1)	(208.6)
Net decrease in short-term debt	(40.1)	(25.7)
Proceeds from issuance of long-term debt	3.9	2.2
Repayments of long-term debt	(5.6)	(16.5)
Proceeds from exercise of stock options	101.4	63.2
Acquisitions of common stock for the treasury	(158.5)	(152.2)
Other	(24.8)	(15.6)

Cash Used for Financing	(347.8)	(353.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.6	3.2
(Decrease) Increase in Cash and Cash Equivalents	(18.8)	25.2
Cash and Cash Equivalents, beginning of year	360.8	364.0

Cash and Cash Equivalents, end of period	$342.0	$389.2

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

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

New Accounting Standard

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to choose, at specified election dates, to measure many financial instruments (financial assets and liabilities) at fair value (the “Fair Value Option”).  The election is made on an instrument-by-instrument basis and is irrevocable.  If the Fair Value Option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Corporation does not intend to apply the Fair Value Option to any of its existing financial assets or liabilities.

Note 2.  Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Corporation adopted FIN 48, effective January 1, 2007.  As a result, the Corporation recorded an increase in income tax liabilities for uncertain tax benefits and a decrease in retained earnings of $34.2 million resulting from a cumulative effect adjustment.  As of January 1, 2007, the total amount of unrecognized income tax benefits was approximately $490 million.  Of this amount, about $375 million would reduce the Corporation’s effective tax rate if recognized.

The Corporation recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of January 1, 2007, total accrued penalties and net accrued interest with respect to income taxes was approximately $37 million.

As also required by FIN 48, the Corporation has classified the amounts it has recorded for uncertain tax benefits in the Consolidated Balance Sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year.  Prior year financial statements have not been reclassified.

Note 2.  (Continued)

It is reasonably possible that a number of uncertainties could be resolved and result in the recognition of tax benefits within the next 12 months.  Transfer pricing is the most significant uncertainty, which may be resolved by entering into a revised advance pricing agreement between the U.S. and the U.K.  Various other uncertain tax positions related to federal taxes are being discussed at the IRS Appeals level in the U.S.  Other less significant uncertain tax positions also may be settled of which none are individually significant.  Settlement of these matters is not expected to have a material effect on the Corporation’s financial condition, results of operations or liquidity.

As of January 1, 2007, the following tax years remain subject to examination for the major jurisdictions where we do business:

Jurisdiction	Years
United States	2004 to 2006
United Kingdom	1999 to 2006
Canada	2003 to 2006
Korea	2004 to 2006
Australia	2002 to 2006

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return.  The state impact of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states.  The Corporation and its subsidiaries have various state income tax returns in the process of examination, administrative appeals or litigation.

Note 3.  Strategic Cost Reduction Plan

In July 2005, the Corporation authorized a multi-year plan to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe.

The strategic cost reductions commenced in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008.  Based on current estimates, the strategic cost reductions are expected to result in cumulative charges of approximately $950 million to $1.0 billion before tax ($665 - $700 million after tax) over that three and one-half year period.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees.  Since the inception of the strategic cost reductions, a net workforce reduction of more than 3,300 has occurred.  Approximately 20 manufacturing facilities, or 17 percent of the Corporation’s worldwide total, are expected to be sold or closed, and an additional 4 facilities are expected to be streamlined.  As of March 31, 2007, charges have been recorded related to strategic cost reduction initiatives for 23 facilities.  To date, 11 facilities have been disposed of.  Two additional facilities have been closed and are being marketed for sale.

Note 3.  (Continued)

The following pretax charges totaling $40.6 million and $208.6 million were incurred in connection with the strategic cost reductions ($15.0 million and $155.2 million after tax) during the three month periods ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31
(Millions of dollars)	2007	2006

Noncash charges	$23.9	$124.1
Charges for workforce reductions	4.6	77.0
Other cash charges	8.4	7.2
Charges for special pension and other benefits	3.7	.3

Total pretax charges	$40.6	$208.6

The following table summarizes the noncash charges totaling $23.9 million and $124.1 million:

	Three Months Ended March 31
(Millions of dollars)	2007	2006

Incremental depreciation and amortization	$30.4	$78.2
Asset write-offs	3.3	35.2
(Gain) loss on asset dispositions	(9.8)	10.7

Noncash charges	$23.9	$124.1

The following table summarizes the cash charges recorded and reconciles such charges to accrued expenses at March 31:

(Millions of dollars)	2007	2006

Accrued expenses – beginning of the year	$111.2	$28.2
Charges for workforce reductions	4.6	77.0
Other cash charges	8.4	7.2
Cash payments	(36.0)	(52.3)
Currency	2.6	.2

Accrued expenses at March 31	$90.8	$60.3

Note 3.  (Continued)

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

Costs of the initiatives have not been recorded at the business segment level, as the strategic cost reductions are corporate decisions.  These charges are included in the following income statement captions:

	Three Months Ended March 31
(Millions of dollars)	2007	2006

Cost of products sold	$41.8	$155.7
Marketing, research and general expenses	8.1	42.0
Other (income) and expense, net	(9.3)	10.9

Pretax charges	40.6	208.6
Provision for income taxes	(25.6)	(53.4)
Minority owners’ share of subsidiaries’ net income	-	(1.6)

Total charges	$15.0	$153.6

See Note 9 for additional information on the strategic cost reductions by business segment.

Actual pretax charges recorded for the strategic cost reductions relate to activities in the following geographic areas for the three months ended March 31:

	2007
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$15.9	$13.0	$1.5	$30.4
Asset write-offs	1.8	1.4	.1	3.3
Charges for workforce reductions and
special pension and other benefits	6.3	1.7	.3	8.3
Loss (gain) on asset disposals and other charges	3.2	(3.4)	(1.2)	(1.4)

Total charges	$27.2	$12.7	$.7	$40.6

Note 3.  (Continued)

	2006
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation and amortization	$38.5	$27.7	$12.0	$78.2
Asset write-offs	22.6	12.4	.2	35.2
Charges for workforce reductions and
special pension and other benefits	8.0	64.1	5.2	77.3
Loss on asset disposals and other charges	7.8	10.0	.1	17.9

Total charges	$76.9	$114.2	$17.5	$208.6

Note 4.  Inventories

The following schedule presents inventories by major class as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(Millions of dollars)	2007	2006

At lower of cost on the First-In, First-Out (FIFO) method or market:
Raw materials	$411.0	$398.3
Work in process	294.2	298.6
Finished goods	1,340.6	1,263.4
Supplies and other	247.4	242.6
	2,293.2	2,202.9
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(207.4)	(198.4)

Total	$2,085.8	$2,004.5

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

FIFO cost of total inventories on the LIFO method was $991.7 million and $936.0 million at March 31, 2007 and December 31, 2006, respectively.

Note 5.  Synthetic Fuel Partnerships

The Corporation has minority interests in two synthetic fuel partnerships.  The production of synthetic fuel results in pretax losses that are reported as nonoperating expense on the Corporation’s Consolidated Income Statement.  The production of synthetic fuel results in tax credits as well as tax deductions for the nonoperating losses, which reduce the Corporation’s income tax expense.  The effects of those losses and benefits for 2007 and 2006 are shown in the following table:

	Three Months Ended March 31
(Millions of dollars)	2007		2006

Nonoperating expense		$(27.6)		$(15.8)
Tax credits	$25.6		$13.8
Tax benefit of nonoperating expense	9.1	34.7	5.7	19.5
Net synthetic fuel benefit		$7.1		$3.7

Per share basis – diluted		$.02		$.01

Note 6.  Employee Postretirement Benefits

The table below presents the interim period disclosure required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits:

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended March 31
(Millions of dollars)	2007	2006	2007	2006

Service cost	$21.4	$21.9	$3.4	$4.2
Interest cost	78.7	74.4	12.1	12.1
Expected return on plan assets	(92.1)	(83.3)	-	-
Recognized net actuarial loss	19.3	25.2	.8	1.3
Other	5.0	2.2	.8	.8

Net periodic benefit cost	$32.3	$40.4	$17.1	$18.4

During the first quarter of 2007 and 2006, the Corporation made cash contributions of approximately $42 million and $39 million, respectively, to its pension trusts outside the U.S.  The Corporation currently anticipates contributing about $94 million for the full year in 2007 to its pension trusts outside the U.S.

Note 7.  Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS.  The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

	Average Common Shares
	Outstanding for the Three
	Months Ended March 31
(Millions of shares)	2007	2006

Basic	455.8	460.4
Dilutive effect of stock options	2.7	.4
Dilutive effect of restricted share and restricted share unit awards	1.4	1.0

Diluted	459.9	461.8

Options outstanding during the three month periods ended March 31, 2007 and 2006 to purchase 118 thousand and 18.3 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

The number of common shares outstanding as of March 31, 2007 and 2006 was 455.3 million and 460.0 million, respectively.

Note 8.  Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the periods except those resulting from investments by and distributions to stockholders.

The following schedule presents the components of comprehensive income:

	Three Months
	Ended March 31
(Millions of dollars)	2007	2006

Net income	$452.0	$275.1
Unrealized currency translation adjustments	68.3	83.2
Deferred gains (losses) on cash flow hedges, net of tax	3.5	(2.3)
Employee postretirement benefits, net	36.8	-

Comprehensive income	$560.6	$356.0

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

The net unrealized currency translation adjustments for the three months ended March 31, 2007 are primarily due to a weakening of the U.S. dollar versus the Australian dollar, the Brazilian real and the Thai baht.

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

Note 9.  (Continued)

The following schedules present information concerning consolidated operations by business segment:

	Three Months
	Ended March 31
(Millions of dollars)	2007	2006

NET SALES:

Personal Care	$1,797.6	$1,625.0
Consumer Tissue	1,593.1	1,497.2
K-C Professional & Other	697.4	652.8
Health Care	302.7	300.5
Corporate & Other	8.0	9.0
Intersegment sales	(13.5)	(16.6)

Consolidated	$4,385.3	$4,067.9

	Three Months
	Ended March 31
(Millions of dollars)	2007	2006

OPERATING PROFIT (reconciled to income before income taxes):

Personal Care	$347.2	$300.2
Consumer Tissue	207.1	209.0
K-C Professional & Other	108.7	104.5
Health Care	55.6	51.3
Other income and (expense), net	(3.6)	(20.2)
Corporate & Other	(98.9)	(224.4)

Total Operating Profit	616.1	420.4

Nonoperating expense	(27.6)	(15.8)
Interest income	6.6	6.4
Interest expense	(50.9)	(54.3)

Income Before Income Taxes	$544.2	$356.7

Note 9.  (Continued)

Note:	Other income and (expense), net and Corporate & Other include the following pretax amounts for the strategic cost reductions:

	Three Months
	Ended March 31
(Millions of dollars)	2007	2006

Other income and (expense), net	$9.3	$(10.9)

Corporate & Other	(49.9)	(197.7)

The following table presents the pretax charges for the strategic cost reductions related to activities in the Corporation’s business segments:

	Three Months
	Ended March 31
(Millions of dollars)	2007	2006

Personal Care	$20.4	$115.6
Consumer Tissue	15.9	73.9
K-C Professional & Other	2.6	6.7
Health Care	1.7	12.4

Total	$40.6	$208.6

Total pretax charges that are expected to be incurred for the strategic cost reduction plan by business segment are: Personal Care - $515 to $530 million; Consumer Tissue - $235 to $250 million; K-C Professional & Other - $80 to $90 million; and Health Care - $120 to $130 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects.  The following will be discussed and analyzed:

•	Overview of First Quarter 2007 Results

•	Business Segments

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Standard

•	Environmental Matters

•	Business Outlook

Overview of First Quarter 2007 Results

•	Net sales increased 7.8 percent.

•	Operating profit and net income increased by 46.6 percent and 64.3 percent, respectively.

•	Cash provided by operations was $524.5 million.

Business Segments

The Corporation’s scientific business was reclassified from the Health Care segment to the K-C Professional & Other segment effective January 1, 2007 to reflect the current management responsibility for that business.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s first quarter of 2007 net sales, operating profit and other information relevant to an understanding of the results of operations.

First Quarter of 2007 Compared With First Quarter of 2006

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2007	2006

Personal Care	$1,797.6	$1,625.0
Consumer Tissue	1,593.1	1,497.2
K-C Professional & Other	697.4	652.8
Health Care	302.7	300.5
Corporate & Other	8.0	9.0
Intersegment sales	(13.5)	(16.6)

Consolidated	$4,385.3	$4,067.9

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Change Due To
	Total	Volume	Net
	Change	Growth	Price	Currency	Other

Consolidated	7.8	3	1	3	1

Personal Care	10.6	8	(1)	2	2
Consumer Tissue	6.4	(2)	3	3	2
K-C Professional & Other	6.8	3	-	3	1
Health Care	.7	(1)	-	1	1

Consolidated net sales increased 7.8 percent from the first quarter of 2006.  Net sales benefited from 3 percent higher sales volumes while increased net selling prices and favorable product mix each added about 1 percent to the gain.  Changes in foreign currency rates, primarily in Europe, also added about 3 percent to net sales.  Highlights of the increase in first quarter 2007 net sales included a tenth consecutive quarter of double-digit increases in the developing and emerging markets, innovation-driven growth for infant and child care products in North America and for infant care in Europe.

•
Net sales of personal care products advanced 10.6 percent in the first quarter, highlighted by sales volume growth in excess of 8 percent.  Favorable currency effects of more than 2 percent and better product mix of 1 percent also contributed to the increase in net sales, while net selling prices declined approximately 1 percent.

Personal care net sales in North America increased about 8 percent compared with the first quarter of 2006, driven entirely by higher sales volumes.  Net selling prices were essentially unchanged.  Sales volumes for Huggies diapers and baby wipes grew at a double-digit rate on the strength of innovations to the brand’s high-margin, super-premium offerings in both categories.  Sales momentum for the Corporation’s market-leading Pull-Ups training pants remained strong, lifting sales volumes for the Corporation’s child care brands to a new first quarter record.  Although Kotex feminine care sales volumes were down year-over-year, they were similar to fourth quarter 2006 levels.  In Europe, personal care net sales rose more than 12 percent in the quarter, with currency effects accounting for the entire increase.  Sales volumes were up 1 percent, as gains for diapers were mostly offset by lower sales volumes in other areas.  Meanwhile, net selling prices were down approximately 1 percent compared with the prior year.  Positive customer and consumer response to new Huggies Newborn and Natural Fit diapers and Huggies Little Walkers diaper pants, launched in the second half of 2006, resulted in 9 percent volume growth for Huggies diapers in core European markets – the U.K., France, Italy and Spain.  In developing and emerging markets, personal care net sales climbed about 16 percent, driven by a 12 percent increase in sales volumes and currency benefits of 3 percent.  Sales growth was particularly strong throughout Latin America, as well as in China and Russia.

•
Net sales of consumer tissue products rose 6.4 percent versus the first quarter of 2006, as net selling prices improved 3 percent and changes in currency exchange rates also benefited net sales by 3 percent.  Favorable product mix added about 2 percent to net sales; however, sales volumes were lower by 2 percent.

In North America, first quarter net sales of consumer tissue products rose approximately 4 percent, driven primarily by higher net selling prices, up 4 percent, and improved product mix of 1 percent, partially offset by a 1 percent decrease in sales volumes compared with the prior year.  The rise in net selling prices was mainly attributable to list price increases implemented during the first half of 2006.  Meanwhile, growth in higher-margin facial tissue and bathroom tissue product offerings enhanced product mix.  Sales volumes for Kleenex facial tissue in the first quarter increased despite a weaker cold and flu season than in 2006; however, overall volumes for bathroom tissue and paper towels were down, due in part to the timing of promotional activities.  In Europe, consumer tissue net sales were up about 6 percent.  Net selling prices increased about 1 percent, product mix improved by 2 percent and stronger currencies boosted sales by 10 percent.  Sales volumes decreased approximately 7 percent, as the Corporation has continued to maintain a disciplined approach to pricing and has also shed low-margin business following the sale or closure of certain facilities in the region.  Consumer tissue net sales in developing and emerging markets rose approximately 11 percent, with growth in all regions, primarily reflecting higher net selling prices, favorable product mix and currency benefits.

•
Net sales of K-C Professional & Other products were 6.8 percent above the year-ago quarter.  Higher sales volumes and currency effects both contributed about 3 percent to the increase in net sales.  Product mix improved 1 percent, while net selling prices for the segment were up slightly, as U.S. price increases in K-C Professional (“KCP”) were tempered by lower prices for other products.  As a result of its focused strategy to expand in the attractive workplace and safety markets, sales of KCP’s differentiated apparel, glove and wiper products in North America and Europe continued to grow at above the segment average.  In addition, KCP continued to capitalize on opportunities in rapidly-growing international markets, generating double-digit sales increases in the first quarter in both Asia and Latin America.

•
Net sales of health care products were up .7 percent in the first quarter, as favorable product mix and currency benefits of 1 percent each were partially offset by a 1 percent decline in sales volumes.  Although most product categories experienced solid growth, overall sales volumes were down as a result of the Corporation’s decision, in the second half of last year, to exit the latex exam glove business.  In the near term, additional manufacturing capacity is needed to satisfy the growing demand for nitrile exam gloves, particularly new Sterling Nitrile gloves, as customers and users are transitioning to these more cost-effective, better-performing solutions faster than expected.  As a result, the Corporation has accelerated plans to bring new capacity on line over the next several months.

By Geography
(Millions of dollars)

Net Sales	2007	2006

North America	$2,472.7	$2,367.8
Outside North America	2,058.0	1,837.9
Intergeographic sales	(145.4)	(137.8)

Consolidated	$4,385.3	$4,067.9

Commentary:

•	Net sales in North America increased 4.4 percent primarily due to the higher personal care sales volumes and the higher consumer tissue net selling prices.

•
Net sales outside North America increased 12.0 percent primarily because of the previously mentioned strength in the developing and emerging markets, and favorable currency effects, principally in Europe.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2007	2006

Personal Care	$347.2	$300.2
Consumer Tissue	207.1	209.0
K-C Professional & Other	108.7	104.5
Health Care	55.6	51.3
Other income and (expense), net	(3.6)	(20.2)
Corporate & Other	(98.9)	(224.4)

Consolidated	$616.1	$420.4

Note:  Other income and (expense), net and Corporate & Other include the following pretax amounts for the Strategic Cost Reductions.  In 2007, Corporate & Other also includes incremental implementation costs of $12.2 million related to the transfer of certain administrative processes to third-party providers.

(Millions of dollars)	2007	2006

Other income and (expense), net	$9.3	$(10.9)

Corporate & Other	(62.1)	(197.7)

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
				Raw	Energy and
	Total		Net	Materials	Distribution
	Change	Volume	Price	Cost	Expense	Currency	Other (a)

Consolidated	46.6	19	9	(18)	(7)	4	40	(b)
Personal Care	15.7	19	(3)	(5)	(2)	2	5
Consumer Tissue	(.9)	1	22	(19)	(8)	3	-
K-C Professional & Other	4.0	12	3	(15)	(3)	3	4
Health Care	8.4	17	(2)	(8)	(9)	5	5

(a) Includes cost savings.

(b) Charges for the strategic cost reductions were $168 million lower in 2007 than in 2006.

Consolidated operating profit for the first quarter of 2007 increased $195.7 million, or 46.6 percent from the prior year.  The increase was primarily due to lower charges for strategic cost reductions of $168 million.  Charges for the strategic cost reductions, discussed later in this MD&A and in Note 3 to the Consolidated Financial Statements, are not included in the results of the business segments.  Higher sales volumes of about $80 million, increased net selling prices of nearly $40 million and cost savings of more than $60 million were tempered by cost inflation of about $80 million.  The inflationary increases were driven primarily by higher fiber costs, which were up nearly $60 million versus the first quarter of 2006.  As planned, strategic marketing expense increased at a faster rate than sales, rising nearly $20 million, principally to support new and improved products and other targeted growth initiatives.  The Corporation also incurred about $25 million in additional distribution expense primarily related to the transition to new distribution centers.  Also included in first quarter 2007 earnings were incremental charges of about $12 million related to the transfer of administrative activities to third-party providers.

•
Personal care segment operating profit increased 15.7 percent as higher sales volumes and cost savings more than offset lower net selling prices and cost inflation.  In North America, the benefit of higher sales volumes, primarily for infant and child care products, and cost savings was tempered by increased marketing, research and general expenses.  In Europe, operating profit improved due to the higher sales volumes and cost savings.  In the developing and emerging markets, higher sales volumes more than offset increased marketing spending.

•
Consumer tissue segment operating profit declined .9 percent as higher net selling prices and cost savings were more than offset by raw materials cost inflation and increased distribution expenses.  Operating profit in North America decreased because of the same factors affecting the total segment and higher marketing expenses.  In Europe, operating profit improved as cost savings and favorable currency effects more than offset raw materials cost inflation.  Operating profit in the developing and emerging markets increased primarily due to the higher net sales, tempered by higher distribution expenses.

•
Operating profit for K-C Professional & Other products increased 4.0 percent due to the higher net sales, cost savings and lower marketing, research and general expenses, partially offset by cost inflation.

•
Health care segment operating profit advanced 8.4 percent due to increased sales volumes of higher margin products and cost savings that more than offset raw materials cost inflation and higher distribution costs.

•
Other income and (expense), net for 2007 includes gains of $9.3 million on properties disposed of as part of the strategic cost reduction plan compared with a loss on disposition of $10.9 million in 2006.  Foreign currency transaction losses were approximately $1 million higher in 2007 versus 2006.

By Geography
(Millions of dollars)

Operating Profit	2007	2006

North America	$490.9	$487.6
Outside North America	227.7	177.4
Other income and (expense), net	(3.6)	(20.2)
Corporate & Other	(98.9)	(224.4)

Consolidated	$616.1	$420.4

Note:  Other income and (expense), net and Corporate & Other include the following pretax amounts for the strategic cost reductions.  In 2007, Corporate & Other also includes the related implementation costs:

(Millions of dollars)	2007	2006

Other income and (expense), net	$9.3	$(10.9)

Corporate & Other	(62.1)	(197.7)

Commentary:

•	Operating profit in North America increased .7 percent as the higher personal care profit was mostly offset by lower consumer tissue earnings.

•	Operating profit outside North America increased 28.4 percent with higher earnings in each of the geographic regions except for Africa and the Middle East.

Strategic Cost Reduction Plan

During the first quarter of 2007, the Corporation continued to make progress implementing the strategic cost reduction plan that will support the targeted growth investments announced in July 2005.  As previously disclosed, the Corporation plans to reduce costs by streamlining manufacturing and administrative operations primarily in North America and Europe, creating an even more competitive platform for growth and margin improvement.

Pretax charges totaling $40.6 million ($15 million after tax) related to these cost reduction initiatives were recorded in the first quarter of 2007.  A majority of the pretax charges were noncash, primarily for incremental depreciation.  Major components of the charges were for consolidation of consumer tissue operations in Europe and North American infant and child care operations.

To date, employees have been notified about workforce reductions and other actions at 22 of the approximately 24 facilities slated for sale, closure or streamlining as part of the cost reduction initiatives, and pretax charges of $753.6 million (about $528 million after tax) have been recorded.  The Corporation currently expects to incur cumulative pretax charges of $950 million to $1.0 billion ($665 - $700 million after tax) through the end of 2008 that will yield annual pretax savings of at least $350 million in 2009.  See Note 3 to the Consolidated Financial Statements for additional detail on the costs recorded in the first quarter of 2007.

Year-over-year savings of approximately $33 million were realized in the first quarter of 2007.  Based upon results to date and plans for the balance of the year, the Corporation expects to meet or potentially exceed its target of $75 million to $100 million of savings for the full year 2007.  Pretax charges for the full year are expected to total approximately $190 million.

The strategic cost reductions are corporate decisions and are not included in the business segments’ operating profit performance.  See Note 9 to the Consolidated Financial Statements for the 2007 costs of the strategic cost reductions related to the activities in the Corporation’s business segments.  First quarter 2007 charges have been recorded in cost of products sold ($41.8 million) and marketing, research and general expenses ($8.1 million); and gains on the disposals of properties totaling $9.3 million have been included in other income and (expense), net.

Additional Income Statement Commentary

•
Nonoperating expense of $27.6 million for the first quarter of 2007 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 5 to the Consolidated Financial Statements.

•
Interest expense decreased 6.3 percent primarily due to a higher amount of interest being capitalized for equipment construction combined with the effect of a lower average level of debt partially offset by higher interest rates.

•
The Corporation’s effective income tax rate was 20.6 percent in 2007 compared with 27.8 percent in 2006.  The decrease in 2007 was primarily due to higher synthetic fuel credits and favorable settlements of tax issues related to prior years.

•
The Corporation’s share of net income of equity affiliates rose 15.4 percent, primarily due to higher earnings at Kimberly-Clark de Mexico, S.A.B. de C.V. (“KCM”).  Continued strong performance of KCM’s consumer business as well as a lower level of currency transaction losses than in 2006 drove the increase, despite the absence of earnings from pulp and paper operations that were sold in the fourth quarter of last year.

Liquidity and Capital Resources

•
Cash provided by operations in the first quarter increased to $525 million from $519 million in 2006, reflecting higher cash earnings primarily offset by an increased investment in working capital compared with the year-ago quarter.  The change in working capital was mainly attributable to payment of accrued liabilities.

•	Capital spending for the quarter was $282 million compared with $179 million in the prior year. As previously announced, capital spending in 2007 is expected to total $900 million to $1 billion.

•	At March 31, 2007, total debt and preferred securities was $4.4 billion, essentially the same level as the end of 2006.

•
As discussed in Note 2 to the Consolidated Financial Statements, the Corporation adopted FIN 48 as of January 1, 2007 and recorded an increase in income tax liabilities for uncertain tax benefits and a decrease in retained earnings of $34.2 million.  As of January 1, 2007, the Corporation had approximately $490 million of unrecognized tax benefits that it is unable to reasonably determine when such benefits will be settled.

•
During the first quarter, the Corporation repurchased approximately 2.2 million shares of its common stock at a cost of $150 million, in line with its target to spend $600 to $800 million for share repurchases for the full year.

•
Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, repurchases of common stock and other needs in the foreseeable future.

New Accounting Standard

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

Business Outlook

Based on its first quarter 2007 results, the Corporation is confident that it will continue to execute the Global Business Plan well.  The Corporation believes that it has good momentum and plans in place that should enable generation of solid improvement in sales and earnings for the balance of the year.  Although escalation in fiber costs is driving a higher level of inflation than had been assumed coming into the year, the Corporation expects to offset the additional cost pressure with continued strong business performance.  At the same time, the Corporation will maintain its commitment to increase customer development and strategic marketing spending to support growth initiatives and further improve brand equity.  Finally, the Corporation will remain focused on increasing cash flow from operations, deploying cash wisely and improving returns for shareholders.

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

For a description of these and other factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 entitled “Risk Factors.”

Item 4. Controls and Procedures.

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2007.  There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs.  All share repurchases by the Corporation were made through brokers in the open market.  During 2007, the Corporation anticipates purchasing about $600 to $800 million of its common stock.  The following table contains information for shares repurchased during the first quarter of 2007.  None of the shares in this table were repurchased directly from any officer or director of the Corporation.

			Cumulative	Remaining
			Number Of	Shares That
Period	Shares Purchased (1)	Average Cost	Shares Purchased	May Be
(2007)		Per Share	Pursuant To The Plan	Repurchased

January 1 to 31	716,000	$68.91	17,533,000	32,467,000
February 1 to 28	672,000	69.22	18,205,000	31,795,000
March 1 to 31	798,000	67.80	19,003,000	30,997,000

Total	2,186,000

(1)
Share repurchases were made pursuant to a share repurchase program authorized by the Corporation’s Board of Directors on September 15, 2005, which allowed for the repurchase of 50 million shares in an amount not to exceed $5.0 billion.

In addition, during February and March 2007, 5,611 shares at a cost of $389,701 and 6,586 shares at a cost of $448,968, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards.  No shares were purchased during January 2007.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2007 Annual Meeting of Stockholders of the Corporation was held on Thursday, April 26, 2007, at the Dallas Marriott Las Colinas, 223 West Las Colinas Boulevard, Irving, Texas.  Represented at the meeting in person or by proxy were 414,893,367 shares of common stock, or more than 90 percent of all shares of common stock outstanding.

Election of Directors

Following is a list of directors elected to three-year terms expiring at the 2010 Annual Meeting of Stockholders and the corresponding vote tabulation for the shares represented at the meeting.  Of the shares represented at the meeting, at least 96.51 percent voted for each nominee.  There were no broker non-votes with respect to this matter.

		Votes
Nominee	Votes For	Against	Abstain

James M. Jenness	408,637,798	3,342,153	2,913,416
Linda Johnson Rice	400,421,809	11,404,164	3,067,394
Marc J. Shapiro	405,553,546	6,469,532	2,870,289

The Corporation’s other directors are John R. Alm, John F. Bergstrom, Dennis R. Beresford, Abelardo E. Bru, Robert W. Decherd, Thomas J. Falk, Mae C. Jemison, M. D., and G. Craig Sullivan.

Other Matters Voted on at Annual Meeting

The stockholders also voted on five proposals at the meeting.  The following table shows the vote tabulation for the shares represented at the meeting:

		Votes		Broker
Proposal	Votes For	Against	Abstain	Non-votes

Approval of Auditors	405,281,822	6,707,848	2,903,197	500

Approval of Amended and Restated Certificate of Incorporation to Eliminate the Classified Board of Directors and to Make Certain Technical Changes	408,704,845	3,096,087	3,091,660	775

Stockholder Proposal Regarding Supermajority Voting	295,380,908	67,445,443	4,201,354	47,865,662

Stockholder Proposal Regarding Adoption of Global Human Rights Standards Based on International Labor Conventions	33,997,148	283,861,672	49,172,476	47,862,071

Stockholder Proposal Requesting a Report on the Feasibility of Phasing Out Use of Non-FSC Certified Fiber	27,271,021	309,974,807	29,785,468	47,862,071

Item 6.  Exhibits.

(a)  Exhibits

(3)a	Amended and Restated Certificate of Incorporation, dated April 26, 2007, filed herewith.

(3)b	By-Laws, as amended September 14, 2006, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated September 18, 2006.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Mark A. Buthman
Mark A. Buthman
Senior Vice President and
Chief Financial Officer
(principal financial officer)

By:	/s/ Randy J. Vest
Randy J. Vest
Vice President and Controller
(principal accounting officer)

May 9, 2007

EXHIBIT INDEX

Exhibit No.      Description

(3)a	Amended and Restated Certificate of Incorporation, dated April 26, 2007, filed herewith.

(3)b	By-Laws, as amended September 14, 2006, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated September 18, 2006.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.