Form 10-Q
period 2007-08-08
KIMBERLY CLARK CORP
filed 2007-08-08
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐   No  ☒

As of July 31, 2007, there were 425,612,341 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of dollars, except per share amounts)	2007	2006	2007	2006

Net Sales	$4,502.0	$4,161.4	$8,887.3	$8,229.3
Cost of products sold	3,056.0	2,873.8	6,089.0	5,788.6

Gross Profit	1,446.0	1,287.6	2,798.3	2,440.7
Marketing, research and general expenses	797.6	741.9	1,530.2	1,454.4
Other (income) and expense, net	(.3)	1.6	3.3	21.8

Operating Profit	648.7	544.1	1,264.8	964.5
Nonoperating expense	(47.5)	(7.6)	(75.1)	(23.4)
Interest income	7.4	6.6	14.0	13.0
Interest expense	(51.9)	(55.1)	(102.8)	(109.4)

Income Before Income Taxes and
Equity Interests	556.7	488.0	1,100.9	844.7
Provision for income taxes	(111.5)	(131.0)	(223.6)	(230.3)

Income Before Equity Interests	445.2	357.0	877.3	614.4
Share of net income of equity companies	42.8	42.9	87.8	81.9
Minority owners’ share of subsidiaries’ net
income	(26.2)	(22.3)	(51.3)	(43.6)

Net Income	$461.8	$377.6	$913.8	$652.7

Per Share Basis:

Net Income

Basic	$1.01	$.82	$2.01	$1.42

Diluted	$1.00	$.82	$1.99	$1.41

Cash Dividends Declared	$.53	$.49	$1.06	$.98

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
(Millions of dollars)	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$457.0	$360.8
Accounts receivable, net	2,401.6	2,336.7
Inventories	2,243.5	2,004.5
Other current assets	552.8	567.7
Total Current Assets	5,654.9	5,269.7

Property	15,892.3	15,404.9
Less accumulated depreciation	8,021.8	7,720.1
Net Property	7,870.5	7,684.8

Investments in Equity Companies	445.1	392.9

Goodwill	2,955.7	2,860.5

Other Assets	920.4	859.1
	$17,846.6	$17,067.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,335.1	$1,326.4
Accounts payable	1,711.0	1,530.8
Accrued expenses	1,562.9	1,603.8
Other current liabilities	310.3	554.8
Total Current Liabilities	4,919.3	5,015.8

Long-Term Debt	2,278.4	2,276.0
Noncurrent Employee Benefits	1,864.1	1,887.6
Deferred Income Taxes	231.9	391.1
Other Liabilities	617.4	183.1
Minority Owners’ Interests in Subsidiaries	428.5	422.6
Preferred Securities of Subsidiary	811.9	793.4
Stockholders’ Equity	6,695.1	6,097.4
	$17,846.6	$17,067.0

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Six Months
	Ended June 30
(Millions of dollars)	2007	2006

Operating Activities
Net income	$913.8	$652.7
Depreciation and amortization	412.9	499.6
Stock-based compensation	37.6	36.1
Changes in operating working capital	(100.5)	(71.9)
Deferred income tax provision	(90.2)	(99.8)
Net losses on asset dispositions	14.7	74.0
Equity companies’ earnings in excess of dividends paid	(55.5)	(48.1)
Minority owners’ share of subsidiaries’ net income	51.3	43.6
Postretirement benefits	.5	30.7
Other	(8.6)	1.8

Cash Provided by Operations	1,176.0	1,118.7

Investing Activities
Capital spending	(544.0)	(398.6)
Acquisition of businesses, net of cash acquired	(15.7)	-
Proceeds from sales of investments	12.4	17.4
Proceeds from dispositions of property	60.0	24.7
Net decrease in time deposits	17.9	17.0
Investments in marketable securities	(4.1)	(18.7)
Other	(24.9)	(7.1)

Cash Used for Investing	(498.4)	(365.3)

Financing Activities
Cash dividends paid	(465.8)	(434.5)
Net increase (decrease) in short-term debt	8.2	(111.5)
Proceeds from issuance of long-term debt	27.4	31.4
Repayments of long-term debt	(35.7)	(62.8)
Proceeds from exercise of stock options	213.5	106.1
Acquisitions of common stock for the treasury	(315.5)	(301.1)
Other	(16.7)	(11.2)

Cash Used for Financing	(584.6)	(783.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.2	3.6
Increase (decrease) in Cash and Cash Equivalents	96.2	(26.6)
Cash and Cash Equivalents, beginning of year	360.8	364.0

Cash and Cash Equivalents, end of period	$457.0	$337.4

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

Note 2.  (Continued)

It is reasonably possible that a number of uncertainties could be settled within the next 12 months.  Transfer pricing is the most significant uncertainty, which may be resolved by entering into a revised advance pricing agreement between the U.S. and the U.K.  Various other uncertain tax positions related to federal taxes are being discussed at the IRS Appeals level in the U.S.  Other less significant uncertain tax positions also may be settled of which none are individually significant.  Settlement of these matters is not expected to have a material effect on the Corporation’s financial condition, results of operations or liquidity.

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

The strategic cost reductions commenced in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008.  Based on current estimates, the strategic cost reductions are expected to result in cumulative charges of approximately $875 to $925 million before tax ($615 - $650 million after tax) over that three and one-half year period.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees.  Since the inception of the strategic cost reductions, a net workforce reduction of more than 3,700 has occurred.  Approximately 20 manufacturing facilities, or 17 percent of the Corporation’s worldwide total, are expected to be sold or closed, and an additional 4 facilities are expected to be streamlined.  As of June 30, 2007, charges have been recorded related to strategic cost reduction initiatives for 23 facilities.  To date, 11 facilities have been disposed of.  Three additional facilities have been closed and are being marketed for sale.

Note 3.  (Continued)

The following pretax charges were incurred in connection with the strategic cost reductions:

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2007	2006	2007	2006

Noncash charges	$20.7	$59.3	$44.6	$183.4
Charges (credits) for workforce reductions	(10.6)	18.0	(6.0)	95.0
Other cash charges	6.9	10.9	15.3	18.1
Charges for special pension and other benefits	.8	1.2	4.5	1.5

Total pretax charges	$17.8	$89.4	$58.4	$298.0

The following table summarizes the noncash charges:

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2007	2006	2007	2006

Incremental depreciation and amortization	$19.3	$56.2	$49.7	$134.4
Asset write-offs	1.4	2.5	4.7	37.7
(Gain) loss on asset dispositions	-	.6	(9.8)	11.3

Noncash charges	$20.7	$59.3	$44.6	$183.4

The following table summarizes the cash charges recorded and reconciles such charges to accrued expenses at June 30:

(Millions of dollars)	2007	2006

Accrued expenses – beginning of the year	$111.2	$28.2
Charges (credits) for workforce reductions	(6.0)	95.0
Other cash charges	15.3	18.1
Cash payments	(63.0)	(81.7)
Currency	2.3	.1

Accrued expenses at June 30	$59.8	$59.7

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

Costs of the initiatives have not been recorded at the business segment level, as the strategic cost reductions are corporate decisions.  These charges are included in the following income statement captions:

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2007	2006	2007	2006

Cost of products sold	$10.7	$66.4	$52.5	$222.1
Marketing, research and general expenses	7.1	23.0	15.2	65.0
Other (income) and expense, net	-	-	(9.3)	10.9

Pretax charges	17.8	89.4	58.4	298.0
Provision for income taxes	(7.9)	(29.3)	(33.5)	(82.7)
Minority owners’ share of subsidiaries’ net income	(.1)	.2	(.1)	(1.4)

Total charges	$9.8	$60.3	$24.8	$213.9

See Note 9 for additional information on the strategic cost reductions by business segment.

Actual pretax charges recorded for the strategic cost reductions relate to activities in the following geographic areas for the three months ended June 30:

	2007
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$13.4	$6.7	$(.8)	$19.3
Asset write-offs	1.2	(.2)	.4	1.4
Charges (credits) for workforce reductions and
special pension and other benefits	5.3	(18.7)	3.6	(9.8)
Loss on asset disposals and other charges	4.8	1.2	.9	6.9

Total charges (credits)	$24.7	$(11.0)	$4.1	$17.8

Note 3.  (Continued)

	2006
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation and amortization	$39.1	$10.8	$6.3	$56.2
Asset write-offs	.9	1.6	-	2.5
Charges for workforce reductions and
special pension and other benefits	17.5	1.3	.4	19.2
Loss on asset disposals and other charges	10.1	1.1	.3	11.5

Total charges	$67.6	$14.8	$7.0	$89.4

Actual pretax charges recorded for the strategic cost reductions relate to activities in the following geographic areas for the six months ended June 30:

	2007
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$29.3	$19.7	$.7	$49.7
Asset write-offs	3.0	1.2	.5	4.7
Charges (credits) for workforce reductions and
special pension and other benefits	11.6	(17.0)	3.9	(1.5)
Loss on asset disposals and other charges	8.8	5.0	1.0	14.8

Total charges	$52.7	$8.9	$6.1	$67.7

	2006
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation and amortization	$77.6	$38.4	$18.4	$134.4
Asset write-offs	23.5	14.0	.2	37.7
Charges for workforce reductions and
special pension and other benefits	25.4	65.4	5.7	96.5
Loss on asset disposals and other charges	18.0	.3	.2	18.5

Total charges	$144.5	$118.1	$24.5	$287.1

Note 4.  Inventories

The following schedule presents inventories by major class:

	June 30,	December 31,
(Millions of dollars)	2007	2006

At lower of cost on the First-In, First-Out (FIFO) method or market:
Raw materials	$425.6	$398.3
Work in process	315.9	298.6
Finished goods	1,461.8	1,263.4
Supplies and other	256.6	242.6
	2,459.9	2,202.9
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(216.4)	(198.4)

Total	$2,243.5	$2,004.5

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

FIFO cost of total inventories on the LIFO method was $1,073.3 million and $936.0 million at June 30, 2007 and December 31, 2006, respectively.

Note 5.  Synthetic Fuel Partnerships

The Corporation has minority interests in two synthetic fuel partnerships.  The production of synthetic fuel results in pretax losses that are reported as nonoperating expense on the Corporation’s Consolidated Income Statement.  The production of synthetic fuel results in tax credits as well as tax deductions for the nonoperating losses, which reduce the Corporation’s income tax expense.  The effects of those losses and benefits for 2007 and 2006 are shown in the following tables:

	Three Months Ended June 30
(Millions of dollars)	2007		2006

Nonoperating expense		$(47.5)		$(7.6)
Tax credits	$43.9		$6.6
Tax benefit of nonoperating expense	15.6	59.5	2.6	9.2
Net synthetic fuel benefit		$12.0		$1.6

Per share basis – diluted		$.03		$-

Note 5.  (Continued)

	Six Months Ended June 30
(Millions of dollars)	2007		2006

Nonoperating expense		$(75.1)		$(23.4)
Tax credits	$69.5		$20.4
Tax benefit of nonoperating expense	24.7	94.2	8.3	28.7
Net synthetic fuel benefit		$19.1		$5.3

Per share basis – diluted		$.04		$.01

Note 6.  Employee Postretirement Benefits

The tables below present the interim period disclosure required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits:

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended June 30
(Millions of dollars)	2007	2006	2007	2006

Service cost	$20.2	$21.8	$3.2	$3.3
Interest cost	77.9	73.8	12.9	11.4
Expected return on plan assets	(92.8)	(84.5)	-	-
Recognized net actuarial loss	18.6	25.0	1.8	.7
Other	2.8	3.1	.8	.9

Net periodic benefit cost	$26.7	$39.2	$18.7	$16.3

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Six Months Ended June 30
(Millions of dollars)	2007	2006	2007	2006

Service cost	$41.6	$43.7	$6.6	$7.5
Interest cost	156.6	148.2	25.0	23.5
Expected return on plan assets	(184.9)	(167.8)	-	-
Recognized net actuarial loss	37.9	50.2	2.6	2.0
Other	7.8	5.3	1.6	1.7

Net periodic benefit cost	$59.0	$79.6	$35.8	$34.7

During the first and second quarters of 2007, the Corporation made cash contributions of approximately $42 million and $17 million, respectively, to its pension trusts outside the U.S.  During the first and second quarters of 2006, the Corporation made cash contributions of approximately $39 million and $10 million, respectively, to its pension trusts outside the U.S.  The Corporation currently anticipates contributing about $94 million for the full year 2007 to its pension trusts outside the U.S.

Note 7.  Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS.  The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computations as follows:

	Average Common Shares Outstanding
	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of shares)	2007	2006	2007	2006

Basic	455.6	459.0	455.7	459.7
Dilutive effect of stock options	2.7	.5	2.7	.7
Dilutive effect of restricted share and restricted share unit
awards	1.3	1.3	1.4	1.0
Diluted	459.6	460.8	459.8	461.4

Options outstanding during the three- and six-month periods ended June 30, 2007 to purchase 3.3 million and 1.8 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

Options outstanding during the three- and six-month periods ended June 30, 2006 to purchase 18.1 million and 18.2 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

The number of common shares outstanding as of June 30, 2007 and 2006 was 455.3 million and 458.3 million, respectively.

Note 8.  Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the periods except those resulting from investments by and distributions to stockholders.

The following schedule presents the components of comprehensive income:

	Six Months
	Ended June 30
(Millions of dollars)	2007	2006

Net income	$913.8	$652.7
Unrealized currency translation adjustments	182.5	232.9
Employee postretirement benefits, net	55.0	-
Deferred gains (losses) on cash flow hedges, net of tax	5.4	(8.1)
Unrealized holding losses on marketable securities	(.1)	(.1)

Comprehensive income	$1,156.6	$877.4

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

The net unrealized currency translation adjustments for the six months ended June 30, 2007 are primarily due to a weakening of the U.S. dollar versus the Australian dollar, the Brazilian real and the Thai baht.

Effective December 31, 2006, the Corporation adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132R ("SFAS 158").  SFAS 158 required the Corporation to record a transition adjustment to recognize the funded status of postretirement defined benefit plans – measured as the difference between the fair value of plan assets and the benefit obligations – in its balance sheet after adjusting for derecognition of the Corporation’s minimum pension liability as of December 31, 2006.

Although the Corporation adopted the provisions of SFAS 158, it incorrectly presented the $395.2 million effect of this transition adjustment as a reduction of 2006 comprehensive income on its Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2006.  The effect of removing the SFAS 158 transition adjustment changes reported comprehensive income from $1,736.7 million to $2,131.9 million.  The Corporation will correctly present the SFAS 158 transition adjustment in its 2007 Annual Report on Form 10-K.

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

Note 9.  (Continued)

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

•
The Health Care segment manufactures and markets disposable health care products such as surgical gowns, drapes, infection control products, sterilization wrap, face masks, exam gloves, respiratory products and other disposable medical products.  Products in this segment are sold under the Kimberly-Clark, Ballard and other brand names.

The following schedules present information concerning consolidated operations by business segment:

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2007	2006	2007	2006

NET SALES:

Personal Care	$1,881.5	$1,715.1	$3,679.1	$3,340.1
Consumer Tissue	1,568.6	1,434.4	3,161.7	2,931.6
K-C Professional & Other	763.0	704.0	1,460.4	1,356.8
Health Care	296.7	317.8	599.4	618.3
Corporate & Other	9.0	7.7	17.0	16.7
Intersegment sales	(16.8)	(17.6)	(30.3)	(34.2)

Consolidated	$4,502.0	$4,161.4	$8,887.3	$8,229.3

Note 9.  (Continued)

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2007	2006	2007	2006

OPERATING PROFIT (reconciled to income before
income taxes):

Personal Care	$393.2	$328.4	$740.4	$628.6
Consumer Tissue	168.9	177.6	376.0	386.6
K-C Professional & Other	119.9	113.9	228.6	218.4
Health Care	52.0	58.3	107.6	109.6
Other income and (expense), net	.3	(1.6)	(3.3)	(21.8)
Corporate & Other	(85.6)	(132.5)	(184.5)	(356.9)

Total Operating Profit	648.7	544.1	1,264.8	964.5

Nonoperating expense	(47.5)	(7.6)	(75.1)	(23.4)
Interest income	7.4	6.6	14.0	13.0
Interest expense	(51.9)	(55.1)	(102.8)	(109.4)

Income Before Income Taxes	$556.7	$488.0	$1,100.9	$844.7

Note:
Other income and (expense), net and Corporate & Other include the following amounts of pretax charges for the strategic cost reductions.  In 2007, Corporate & Other also includes the related implementation costs.

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2007	2006	2007	2006

Other income and (expense), net	$-	$-	$9.3	$(10.9)

Corporate and Other	(28.8)	(89.4)	(90.9)	(287.1)

Note 9.  (Continued)

The following table presents the pretax charges for the strategic cost reductions related to activities in the Corporation’s business segments:

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2007	2006	2007	2006

Personal Care	$22.2	$56.3	$50.2	$171.9
Consumer Tissue	(12.9)	16.8	3.0	79.8
K-C Professional & Other	4.0	4.0	6.6	10.7
Health Care	4.5	12.3	7.9	24.7

Total	$17.8	$89.4	$67.7	$287.1

Total pretax charges that are expected to be incurred for the strategic cost reductions by business segment are: Personal Care - $495 to $510 million; Consumer Tissue - $190 to $205 million; K-C Professional & Other - $75 to $85 million; and Health Care - $115 to $125 million.

Note 10.  Subsequent Events

On July 23, 2007, the Corporation entered into a short-term Revolving Credit Agreement with Citibank, N.A., as Administrative Agent, and certain other banks (the "Short-Term Facility").  The Corporation borrowed $2 billion under the Short-Term Facility on July 27, 2007 to fund the settlement of the accelerated share repurchase agreement discussed below.

On July 24, 2007, the Corporation announced that it entered into an accelerated share repurchase agreement (the “ASR Agreement”) through which it would purchase $2 billion of outstanding shares of its common stock.  Under the ASR Agreement, the Corporation purchased approximately 29.6 million shares of common stock from Bank of America, N.A. (“Bank of America") at an initial purchase price of $67.48 per share.  These repurchased shares are classified as treasury shares.

Bank of America is expected to repurchase an equivalent number of shares in the open market during the period from July 26, 2007 to June 20, 2008 (the “Repurchase Period”).  The ASR Agreement includes a provision that would allow Bank of America, at its discretion, to accelerate the program so that the Repurchase Period may end as early as March 10, 2008.  The initial purchase price per share is subject to an adjustment based on the volume weighted average price per share of the Corporation's shares of common stock during the Repurchase Period.

Prior to entering into the ASR Agreement, the Corporation’s Board of Directors also approved a new share repurchase program authorizing the Corporation to repurchase 50 million shares of the Corporation’s common stock in the open market (in addition to approximately 28 million shares that remained available under the Corporation’s prior share repurchase authorization).  Accordingly, after execution of the ASR Agreement, the Corporation has authorization remaining to repurchase

Note 10.  (Continued)

approximately 48 million additional shares.  Subject to regulatory and market conditions, the Corporation intends to continue its ongoing share repurchase program in the open market during the Repurchase Period.

On July 30, the Corporation issued $450 million Floating Rate Notes due July 30, 2010; $950 million 6.125% Notes due August 1, 2017; and $700 million 6.625% Notes due August 1, 2037.  The Corporation used a portion of the net proceeds from the sale of these notes to repay the Short-Term Facility.  The balance of the net proceeds was used by the Corporation to repay a portion of the long-term debt that matured on August 1, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects.  The following will be discussed and analyzed:

•	Overview of Second Quarter 2007 Results

•	Business Segments

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Standard

•	Environmental Matters

•	Business Outlook

Overview of Second Quarter 2007 Results

•	Net sales increased 8.2 percent compared with last year.

•	Operating profit and net income increased by 19.2 percent and 22.3 percent, respectively, compared with last year.

•	Cash provided by operations was $651.5 million.

Business Segments

The Corporation’s scientific business was reclassified from the Health Care segment to the K-C Professional & Other segment effective January 1, 2007 to reflect the current management responsibility for that business.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s second quarter of 2007 net sales, operating profit and other information relevant to an understanding of the results of operations.

Second Quarter of 2007 Compared With Second Quarter of 2006

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2007	2006

Personal Care	$1,881.5	$1,715.1
Consumer Tissue	1,568.6	1,434.4
K-C Professional & Other	763.0	704.0
Health Care	296.7	317.8
Corporate & Other	9.0	7.7
Intersegment sales	(16.8)	(17.6)

Consolidated	$4,502.0	$4,161.4

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net
	Change	Growth	Price	Currency	Other

Consolidated	8.2	4	1	3	-

Personal Care	9.7	6	-	3	1
Consumer Tissue	9.4	3	2	4	-
K-C Professional & Other	8.4	4	1	3	-
Health Care	(6.6)	(8)	-	1	-

Consolidated net sales increased 8.2 percent from the second quarter of 2006.  The growth in second quarter net sales reflects higher sales volumes of approximately 4 percent, along with a 1 percent rise in net selling prices.  Product mix was slightly better than the prior year, while foreign currency effects added about 3 percent to sales.

•
Net sales of personal care products climbed 9.7 percent in the second quarter, driven primarily by a 6 percent increase in sales volumes and currency benefits of 3 percent.  Net selling prices and product mix both improved slightly compared with the prior year.

Personal care net sales in North America were up about 3 percent compared with the second quarter of 2006, as sales volumes grew 2 percent and net selling prices rose 1 percent.  Product innovations contributed to solid volume gains in the quarter for Huggies diapers and baby wipes and for Poise and Depend incontinence care products.  These increases were partially offset by lower sales of child care and feminine care products.  In child care, sales volumes were down somewhat in comparison with a strong year-ago period that benefited from the introduction of two key line extensions – Pull-Ups training pants with Cool Alert and Pull-Ups Night*Time.  Although Kotex feminine care sales volumes decreased year-over-year, they were similar to first quarter 2007 levels.  In Europe, personal care net sales advanced more than 11 percent in the quarter, on favorable currency effects of 9 percent and a 4 percent increase in sales volumes, partially offset by a 2 percent decline in net selling prices.  The volume growth was primarily attributable to higher sales of Huggies diapers, up 5 percent in the region's core markets – the U.K., France, Italy and Spain.  Customers and consumers continued to respond positively to innovative Huggies Newborn and Natural Fit diapers and Huggies Little Walkers diaper pants, launched in the second half of 2006.  In developing and emerging markets, personal care net sales jumped nearly 21 percent, driven by a 14 percent increase in sales volumes and currency benefits of about 6 percent.  All four of the regions in the developing and emerging markets posted double-digit volume gains, with particular strength throughout most of Latin America and in Australia, South Korea, China and Russia.

•
Net sales of consumer tissue products improved 9.4 percent versus the second quarter of 2006, as sales volumes and net selling prices moved higher by approximately 3 percent and 2 percent, respectively, while changes in foreign currency rates contributed an additional 4 percent.

In North America, second quarter net sales of consumer tissue products increased about 9 percent, boosted by 7 percent growth in sales volumes, along with higher net selling prices and favorable product mix, each approximately 1 percent better than the prior year.  The volume gains were paced by double-digit growth for Scott bathroom tissue and Viva paper towels, behind product improvements and a stepped-up level of marketing support.  Volume comparisons for Kleenex facial tissue and Cottonelle bathroom tissue also showed solid improvement, up mid single-digits, due in part to the timing of promotional activities.  In Europe, consumer tissue net sales rose about 8 percent, with currency effects accounting for the entire increase.  Product mix improved by 1 percent, offset by a 1 percent decrease in sales volumes, as the Corporation has shed low-margin business following the sale or closure of certain facilities in the region.  Consumer tissue net sales in developing and emerging markets increased more than 10 percent, with growth in all regions.  Net selling prices were about 6 percent higher in response to higher raw materials costs and currency benefits also added approximately 6 percent to sales, partially offset by a modest decline in sales volume.

•
Net sales of K-C Professional & Other products advanced 8.4 percent compared with the year-ago quarter.  Sales volumes increased more than 4 percent, net selling prices were up about 1 percent and favorable currency effects benefited sales by 3 percent.  As a result of its focused strategy to expand in the profitable, growing workplace and safety markets, global sales of K-C Professional’s (“KCP”) differentiated apparel, glove and wiper products continued to experience strong growth.  Meanwhile, sales of washroom products posted solid gains in North America and Europe.  In addition, KCP continued to capitalize on opportunities in higher growth international markets, generating double-digit net sales increases in the second quarter in both Asia and Latin America.

•
Net sales of health care products were down 6.6 percent in the second quarter.  Sales volumes were approximately 8 percent lower, partially offset by currency benefits of 1 percent.  The decrease in sales volumes was primarily attributable to the Corporation’s decision in the second half of last year to exit the latex exam glove business, along with very strong sales of face masks in the year-ago quarter primarily related to avian flu preparedness.  In the exam glove category, the Corporation has successfully transitioned many customers and users from latex to its higher-margin, better performing nitrile products over the last nine months.  The growth in sales volumes of nitrile exam gloves, although rapid, has not fully compensated for the drop-off in sales of latex gloves, due in part to supply constraints that have recently been resolved as new manufacturing capacity has come on line.  As a result, overall sales volumes of exam gloves declined approximately 30 percent in the second quarter.  In other areas of the business, second quarter sales volumes of medical devices, particularly Ballard respiratory catheters, generated solid improvement.

The Corporation believes health care sales comparisons will improve through the second half of the year, given projected growth in demand for nitrile exam gloves and the fact that sales of face masks peaked in the second and third quarters of 2006.

By Geography
(Millions of dollars)

Net Sales	2007	2006

North America	$2,533.2	$2,427.9
Outside North America	2,138.5	1,872.8
Intergeographic sales	(169.7)	(139.3)

Consolidated	$4,502.0	$4,161.4

Commentary:

•	Net sales in North America increased 4.3 percent primarily due to higher sales volumes for personal care, family care and K-C Professional & Other products.

•	Net sales outside North America increased 14.2 percent primarily due to higher personal care sales volumes, increased net selling prices for consumer tissue and favorable currency effects in Europe.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2007	2006

Personal Care	$393.2	$328.4
Consumer Tissue	168.9	177.6
K-C Professional & Other	119.9	113.9
Health Care	52.0	58.3
Other income and (expense), net	.3	(1.6)
Corporate & Other	(85.6)	(132.5)

Consolidated	$648.7	$544.1

Note:  Corporate & Other includes pretax charges of $17.8 million and $89.4 million in 2007 and 2006, respectively, for the strategic cost reductions.  In 2007, Corporate & Other also includes incremental implementation costs of $11.0 million related to the transfer of certain administrative processes to third-party providers.

 Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
				Raw	Energy and
	Total		Net	Materials	Distribution
	Change	Volume	Price	Cost	Expense	Currency	Other (a)

Consolidated	19.2	13	9	(15)	(3)	4	11	(b)

Personal Care	19.7	15	3	(6)	(1)	2	7
Consumer Tissue	(4.9)	7	17	(19)	(5)	3	(8)
K-C Professional & Other	5.3	9	7	(19)	(2)	1	9
Health Care	(10.8)	(4)	2	(8)	(6)	5	-

(a)    Includes cost savings.

(b)    Charges for the strategic cost reductions were about $70 million lower in 2007 than in 2006.

Consolidated operating profit for the second quarter of 2007 increased $104.6 million, or 19.2 percent from the prior year.  Lower charges for strategic cost reductions increased operating profit about $70 million.  Charges for the strategic cost reductions, discussed later in this MD&A and in Note 3 to the Consolidated Financial Statements, are not included in the results of the business segments.  Higher sales volumes of about $60 million, increased net selling prices of more than $45 million and cost savings of more than $75 million were tempered by cost inflation of about $85 million.  The inflationary increases were driven primarily by higher fiber costs, which were up about $55 million versus the second quarter of 2006 and nearly $25 million for other raw materials including nonwovens and other oil-based materials.  As planned, strategic marketing expense increased $13 million, principally to support new and improved products and other targeted growth initiatives.  The Corporation also incurred about $13 million in additional distribution expense related to the transition to new distribution centers and increased intermill freight.  Also included in second quarter 2007 earnings were incremental charges of about $11 million related to the transfer of administrative activities to third-party providers.  General and administrative expenses increased by more than $25 million due to increased compensation related accruals and organizational structure activities.
•
Personal care segment operating profit increased 19.7 percent as higher sales volumes, increased net selling prices and cost savings more than offset higher raw materials costs.  In North America, the benefits of higher sales volumes, increased net selling prices and cost savings were tempered by raw materials inflation and increased product improvement costs.

In Europe, operating profit increased primarily due to higher sales volumes and cost savings, partially offset by higher marketing costs.  In the developing and emerging markets, the benefits of increased sales volumes and cost savings more than offset higher marketing and general expenses.

•
Consumer tissue segment operating profit declined 4.9 percent as higher net selling prices and increased sales volumes were more than offset by raw materials cost inflation and increased marketing and general expenses.  In North America, operating profit declined because higher sales volumes, increased net selling prices and cost savings were more than offset by raw materials cost inflation, primarily for pulp, increased costs for product improvements and increased marketing expenses.  Operating profit in Europe increased due to cost savings, favorable currency effects and lower distribution costs exceeding the impact of raw materials cost inflation.  In the developing and emerging markets, operating profit decreased as net selling price gains were more than offset by higher manufacturing and distribution costs.

•	Operating profit for K-C Professional & Other products increased 5.3 percent due to cost savings, the higher sales volumes and net selling prices, partially offset by raw materials cost inflation.

•
Health Care segment operating profit decreased 10.8 percent as higher raw materials cost inflation, primarily for nonwovens, unfavorable currency effects related to the Thai baht, the lower sales volumes and higher distribution and general expenses more than offset cost savings.

•      Other income and (expense), net for 2007 includes nearly $3 million lower currency losses than in 2006.

By Geography
(Millions of dollars)

Operating Profit	2007	2006

North America	$496.5	$495.0
Outside North America	237.5	183.2
Other income and (expense), net	.3	(1.6)
Corporate & Other	(85.6)	(132.5)

Consolidated	$648.7	$544.1

Note:  Corporate & Other includes pretax charges of $17.8 million and $89.4 million in 2007 and 2006, respectively, for the strategic cost reductions.  In 2007, Corporate & Other also includes the related implementation costs.

Commentary:

•	Operating profit in North America was even with last year.

•	Operating profit outside North America increased 29.6 percent primarily due to higher earnings for personal care in the developing and emerging markets.

Strategic Cost Reduction Plan

During the second quarter of 2007, the Corporation continued to make progress implementing the strategic cost reduction plan that will support the targeted growth investments announced in July 2005.  As previously disclosed, the Corporation plans to reduce costs by streamlining manufacturing and administrative operations primarily in North America and Europe, creating an even more competitive platform for growth and margin improvement.

Pretax charges totaling $17.8 million ($9.9 million after tax) related to these cost reduction initiatives were recorded in the second quarter of 2007.  A majority of the pretax charges were noncash, primarily for incremental depreciation.  Major components of the charges were for consolidation of infant and child care operations in Europe and North America and streamlining of administrative operations in North America, partially offset by the reversal of previously accrued severance for employees at a facility that, during the second quarter, the Corporation contracted to sell.  Under the terms of the contract, the Corporation is not liable for that severance.

To date, employees have been notified about workforce reductions and other actions at 22 of the approximately 24 facilities slated for sale, closure or streamlining as part of the cost reduction initiatives, and pretax charges of $771.4 million (about $537 million after tax) have been recorded.  The Corporation currently expects to incur cumulative pretax charges of $875 million to $925 million ($615 - $650 million after tax) through the end of 2008, which is lower than previously expected totals of $950 million to $1.0 billion ($665 - $700 million after tax).  This plan is expected to yield annual pretax savings of at least $350 million in 2009.  See Note 3 to the Consolidated Financial Statements for additional detail on the costs recorded in the second quarter of 2007.

Year-over-year savings of approximately $16 million were realized in the second quarter of 2007.  Based upon results to date and plans for the balance of the year, the Corporation expects to meet its target of $75 million to $100 million of savings for the full year 2007.  Pretax charges for the full year are expected to total approximately $120 million.

The strategic cost reductions are corporate decisions and are not included in the business segments’ operating profit performance.  See Note 9 to the Consolidated Financial Statements for the 2007 costs of the strategic cost reductions related to the activities in the Corporation’s business segments.  Second quarter 2007 charges have been recorded in cost of products sold ($10.7 million) and marketing, research and general expenses ($7.1 million).

Additional Income Statement Commentary

•
Nonoperating expense of $47.5 million for the second quarter of 2007 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 5 to the Consolidated Financial Statements.

•
Interest expense decreased 5.8 percent primarily due to a higher amount of interest being capitalized for equipment construction combined with the effect of a lower average level of debt offset by higher interest rates.

•	The Corporation’s effective income tax rate was 20.0 percent in 2007 compared with 26.8 percent in 2006. The decrease in 2007 was primarily due to higher synthetic fuel credits.

•
The Corporation’s share of net income of equity affiliates was essentially the same as in 2006 despite a slight decline in net income at Kimberly-Clark de Mexico, S.A.B. de C.V. (“KCM”).  Continued improvement in results for KCM’s consumer business and a lower effective tax rate were offset by the absence of earnings from pulp and paper operations that were sold in the fourth quarter of last year.

First Six Months of 2007 Compared With First Six Months of 2006

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2007	2006

Personal Care	$3,679.1	$3,340.1
Consumer Tissue	3,161.7	2,931.6
K-C Professional & Other	1,460.4	1,356.8
Health Care	599.4	618.3
Corporate & Other	17.0	16.7
Intersegment sales	(30.3)	(34.2)

Consolidated	$8,887.3	$8,229.3

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net
	Change	Growth	Price	Currency	Other

Consolidated	8.0	3	1	3	1

Personal Care	10.1	7	-	3	-
Consumer Tissue	7.8	1	3	3	1
K-C Professional & Other	7.6	4	1	3	-
Health Care	(3.1)	(5)	-	1	1

Consolidated net sales for the first six months of 2007 increased 8.0 percent.

•	Personal care net sales increased 10.1 percent. The increase was due to higher sales volumes in each geographic region and favorable currency effects primarily in Europe, Australia and Brazil.

•	Consumer tissue net sales increased 7.8 percent due to higher net selling prices in North America and the developing and emerging markets, and favorable currency effects, principally in Europe.

•	Net sales of K-C Professional & Other products increased 7.6 percent because of higher sales volumes in each of the major geographic regions and favorable currency effects, principally in Europe.

•	Health care net sales decreased 3.1 percent due to lower sales volumes.

By Geography
(Millions of dollars)

Net Sales	2007	2006

North America	$5,005.9	$4,795.7
Outside North America	4,196.5	3,710.7
Intergeographic sales	(315.1)	(277.1)

Consolidated	$8,887.3	$8,229.3

Commentary:

•	Net sales in North America increased 4.4 percent primarily due to the higher sales volumes.

•
Net sales outside North America increased 13.1 percent because of the higher personal care sales volumes, increased consumer tissue net selling prices and favorable currency effects, primarily in Europe.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2007	2006

Personal Care	$740.4	$628.6
Consumer Tissue	376.0	386.6
K-C Professional & Other	228.6	218.4
Health Care	107.6	109.6
Other income and (expense), net	(3.3)	(21.8)
Corporate & Other	(184.5)	(356.9)

Consolidated	$1,264.8	$964.5

Note:  Other income and (expense), net and Corporate & Other include the following pretax amounts for the strategic cost reductions.  In 2007, Corporate & Other also includes incremental implementation costs of $23.2 million related to the transfer of certain administrative processes to third-party providers.

(Millions of dollars)	2007	2006

Other income and (expense), net	$9.3	$(10.9)

Corporate & Other	(90.9)	(287.1)

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
				Raw	Energy and
	Total		Net	Materials	Distribution
	Change	Volume	Price	Cost	Expense	Currency	Other (a)

Consolidated	31.1	15	9	(16)	(5)	4	24	(b)

Personal Care	17.8	17	-	(6)	(2)	2	7
Consumer Tissue	(2.7)	4	20	(19)	(6)	3	(5)
K-C Professional & Other	4.7	8	5	(17)	(3)	2	10
Health Care	(1.8)	6	-	(8)	(7)	5	2

(a)        Includes cost savings.

(b)        Charges for the strategic cost reductions were $240 million lower in 2007 than in 2006.

Consolidated operating profit increased $300.3 million or 31.1 percent from the prior year.  The increase was primarily due to $240 million in lower charges for the strategic cost reductions.  As previously stated, these charges are not included in the business segments.  Through the first six months of 2007, higher sales volumes and increased net selling prices, along with cost savings of about $138 million, more than offset raw materials cost inflation of approximately $170 million and higher product improvement, general and marketing costs.  Also, during the first six months of 2007 the Corporation incurred incremental charges of about $23 million related to the transfer of administrative activities to third-party providers.

•	Personal care operating profit increased 17.8 percent due to the higher sales volumes in each of the geographic regions and cost savings, tempered by increased marketing and general expenses.

•
Consumer tissue segment operating profit decreased 2.7 percent as increased net selling prices and cost savings were more than offset by raw materials cost inflation and higher distribution and marketing expenses.

•	Operating profit for K-C Professional & Other increased 4.7 percent because higher sales volumes, increased net selling prices and cost savings more than offset raw materials cost inflation.

•	Health care segment operating profit declined 1.8 percent as cost savings were more than offset by raw materials cost inflation and increased distribution costs.

•
Other income and (expense), net for 2007 includes gains of $9.3 million on properties disposed of as part of the strategic cost reduction plan compared with a loss on disposition of $10.9 million in 2006.  Foreign currency transaction losses were approximately $2 million lower in 2007 versus 2006.

By Geography
(Millions of dollars)

Operating Profit	2007	2006

North America	$987.4	$982.6
Outside North America	465.2	360.6
Other income and (expense), net	(3.3)	(21.8)
Corporate & Other	(184.5)	(356.9)

Consolidated	$1,264.8	$964.5

Note:  Other income and (expense), net and Corporate & Other include the following pretax amounts for the strategic cost reductions.  In 2007, Corporate & Other also includes the related implementation costs.

(Millions of dollars)	2007	2006

Other income and (expense), net	$9.3	$(10.9)

Corporate & Other	(90.9)	(287.1)

Commentary:

•	Operating profit in North America was essentially the same as the prior year.

•	Operating profit outside North America increased 29.0 percent with higher earnings in each of the major geographic regions.

Additional Income Statement Commentary

•
Nonoperating expense of $75.1 million for the first six months of 2007 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 5 to the Consolidated Financial Statements.

•
Interest expense decreased 6.0 percent primarily due to a higher amount of interest being capitalized for equipment construction combined with the effect of a lower average level of debt offset by higher interest rates.

•
The Corporation’s effective income tax rate was 20.3 percent in 2007 compared with 27.3 percent in 2006.  The decrease in 2007 was primarily due to higher synthetic fuel credits and favorable settlements of tax issues related to prior years.

•
The Corporation’s share of net income of equity affiliates increased 7.2 percent primarily due to higher earnings at KCM.  Continued strong performance of KCM’s consumer business as well as a lower level of currency transaction losses than in 2006 drove the increase, despite the absence of earnings from pulp and paper operations that were sold in the fourth quarter of last year.

Liquidity and Capital Resources

•
Cash provided by operations for the first six months of 2007 increased by $57.3 million from 2006, reflecting higher cash earnings primarily offset by an increased investment in working capital compared with last year.  The change in working capital was mainly attributable to payment of accrued liabilities.

•
Capital spending for the first six months was $544 million compared with $399 million in the prior year.  As previously announced, capital spending in 2007 is expected to total $900 million to $1 billion.

•
At June 30, 2007, total debt and preferred securities was $4.4 billion, essentially the same level as the end of 2006.  See Note 10 to the Consolidated Financial Statements for a description of certain financing and investing activities occurring subsequent to June 30, 2007.

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

•
During the first six months of 2007, the Corporation repurchased approximately 4.3 million shares of its common stock at a cost of $300 million, including 2.1 million shares repurchased during the second quarter at a cost of $150 million.  Including the $2.0 billion accelerated share repurchase program described in Note 10 to the Consolidated Financial Statements, the Corporation’s new full year 2007 share repurchase target is $2.8 billion, up from its original target of $600 to $800 million.

•
In connection with the new long-term Notes described in Note 10 to the Consolidated Financial Statements, on July 24, 2007, Standard & Poor’s lowered the Corporation’s senior unsecured debt rating to A+ with a negative outlook and Moody’s Investor Services lowered its rating to A2 with a stable outlook.  The Corporation’s commercial paper rating was lowered by Standard & Poor’s from A1+ to A1 while it remained unchanged at P1 by Moody’s Investor Services.

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

Effective December 31, 2006, the Corporation adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132R ("SFAS 158").  SFAS 158 required the Corporation to record a transition adjustment to recognize the funded status of postretirement defined benefit plans – measured as the difference between the fair value of plan assets and the benefit obligations – in its balance sheet after adjusting for derecognition of the Corporation’s minimum pension liability as of December 31, 2006.

Although the Corporation adopted the provisions of SFAS 158, it incorrectly presented the $395.2 million effect of this transition adjustment as a reduction of 2006 comprehensive income on its Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2006.  The Corporation will correctly present the SFAS 158 transition adjustment in its 2007 Annual Report on Form 10-K.

On June 14, 2007 the Corporation filed a Form 8-K that recast the presentation of its reportable segments for all periods reported in its financial statements for the year ended December 31, 2006 to conform to the new reporting structure initially presented in its quarterly report on Form 10-Q for the quarter ended March 31, 2007.  In addition, in those financial statements, the above referenced transition adjustment was removed from the presentation of comprehensive income.  On July 24, 2007, the Corporation filed a registration statement on Form S-3.  Exhibit 99.1 to that registration statement, included in Note 1, to the Consolidated Financial Statements explanatory language, regarding the presentation of the transition adjustment, which was not contained in the Form 8-K filed June 14, 2007.

The effect of removing the SFAS 158 transition adjustment changed reported comprehensive income from $1,736.7 million to $2,131.9 million.

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

Business Outlook

Based on continued strong performance in Personal Care and developing and emerging markets, along with improved revenue realization from price increases in Consumer Tissue and K-C Professional and further benefits from cost savings programs, the Corporation believes it will be able to overcome anticipated inflationary pressures.  The Corporation also remains committed to increasing spending for strategic marketing in 2007 at a faster rate than sales in order to drive growth and further improve brand equity.  Moreover, the Corporation intends to maintain its financial discipline, with a focus on deploying cash wisely and improving returns for its shareholders.

Information Concerning Forward-Looking Statements

Certain matters discussed in this report concerning, among other things, the business outlook, including new product introductions, cost savings, anticipated costs and benefits related to the Competitive Improvement Initiatives, anticipated benefits of the accelerated share repurchase program, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation’s results will be as estimated.

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

Item 4. Controls and Procedures.

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2007.  There have been no changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

In May 2007, a wholly owned subsidiary of the Corporation was served a summons in Pennsylvania state court by the Delaware County Regional Water Quality Authority (“Delcora”).  Delcora is a public agency that operates a sewerage system and a wastewater treatment facility serving industrial and municipal customers, including Kimberly-Clark’s Chester Mill.  Delcora also regulates the discharge of wastewater from the Chester Mill.  Delcora has alleged that the Corporation underreported the quantity of effluent discharged to Delcora from the Chester Mill for several years due to an inaccurate effluent metering device and owes additional amounts, not specified in the summons, based on the alleged underreporting.  The Corporation believes that Delcora’s allegations are without merit and has filed an action for declaratory judgment in the Federal District Court for the Eastern District of Pennsylvania seeking a ruling that the Corporation has no obligation to pay amounts claimed by Delcora.  In management’s opinion, this matter is not expected to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

Item 2.  Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs.  All share repurchases by the Corporation during the second quarter of 2007 were made through brokers in the open market.  During 2007, the Corporation anticipates purchasing about $2.8 billion of its common stock, see Note 10 to the Consolidated Financial Statements.  The following table contains information for shares repurchased during the second quarter of 2007.  None of the shares in this table were repurchased directly from any officer or director of the Corporation.

			Cumulative	Remaining
			Number Of	Shares That
Period	Shares Purchased (1)	Average Cost	Shares Purchased	May Be
(2007)		Per Share	Pursuant To The Plan	Repurchased

April 1 to 30	675,000	$70.51	19,678,000	30,322,000
May 1 to 31	735,000	71.18	20,413,000	29,587,000
June 1 to 30	726,000	69.04	21,139,000	28,861,000 (2)

Total	2,136,000

(1)
Share repurchases were made pursuant to a share repurchase program authorized by the Corporation’s Board of Directors on September 15, 2005, which allowed for the repurchase of 50 million shares in an amount not to exceed $5.0 billion.

(2)	Prior to implementation of the accelerated share repurchase program and authorization of a new share repurchase program as discussed in Note 10 to the Consolidated Financial Statements.

In addition, during April, May and June 2007, 91,310 shares at a cost of $6,541,007; 2,531 shares at a cost of $181,599; and 591 shares at a cost of $42,332, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards.

Item 6.  Exhibits.

(a)   Exhibits

(3)a
Amended and Restated Certificate of Incorporation, dated April 26, 2007, incorporated by reference to Exhibit No. (3)a of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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
Randy J. Vest
Vice President and Controller
(principal accounting officer)

August 8, 2007

EXHIBIT INDEX

Exhibit No.      Description

(3)a
Amended and Restated Certificate of Incorporation, dated April 26, 2007, incorporated by reference to Exhibit No. (3)a of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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