Form 10-Q
period 2007-11-08
KIMBERLY CLARK CORP
filed 2007-11-08
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐   No  ☒

As of October 31, 2007, there were 423,112,733 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions of dollars, except per share amounts)	2007	2006	2007	2006

Net Sales	$4,620.6	$4,210.4	$13,507.9	$12,439.7
Cost of products sold	3,177.1	2,934.9	9,266.1	8,723.5

Gross Profit	1,443.5	1,275.5	4,241.8	3,716.2
Marketing, research and general expenses	783.7	749.2	2,313.9	2,203.6
Other (income) and expense, net	(22.9)	(.1)	(19.6)	21.7

Operating Profit	682.7	526.4	1,947.5	1,490.9
Nonoperating expense	(6.5)	(17.2)	(81.6)	(40.6)
Interest income	9.3	6.8	23.3	19.8
Interest expense	(78.6)	(56.5)	(181.4)	(165.9)

Income Before Income Taxes and
Equity Interests	606.9	459.5	1,707.8	1,304.2
Provision for income taxes	(167.5)	(114.6)	(391.1)	(344.9)

Income Before Equity Interests	439.4	344.9	1,316.7	959.3
Share of net income of equity companies	39.1	42.8	126.9	124.7
Minority owners’ share of subsidiaries’ net
income	(25.4)	(23.5)	(76.7)	(67.1)

Net Income	$453.1	$364.2	$1,366.9	$1,016.9

Per Share Basis:

Net Income

Basic	$1.05	$.80	$3.05	$2.22

Diluted	$1.04	$.79	$3.03	$2.21

Cash Dividends Declared	$.53	$.49	$1.59	$1.47

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
(Millions of dollars)	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$539.6	$360.8
Accounts receivable, net	2,516.9	2,336.7
Inventories	2,386.3	2,004.5
Other current assets	568.9	567.7
Total Current Assets	6,011.7	5,269.7

Property	16,074.3	15,404.9
Less accumulated depreciation	8,098.3	7,720.1
Net Property	7,976.0	7,684.8

Investments in Equity Companies	427.5	392.9

Goodwill	3,028.8	2,860.5

Other Assets	880.3	859.1
	$18,324.3	$17,067.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,395.9	$1,326.4
Accounts payable	1,713.6	1,530.8
Accrued expenses	1,675.4	1,603.8
Other current liabilities	283.6	554.8
Total Current Liabilities	5,068.5	5,015.8

Long-Term Debt	4,379.3	2,276.0
Noncurrent Employee Benefits	1,863.4	1,887.6
Deferred Income Taxes	215.9	391.1
Other Liabilities	531.0	183.1
Minority Owners’ Interests in Subsidiaries	447.8	422.6
Preferred Securities of Subsidiary	821.5	793.4
Stockholders’ Equity	4,996.9	6,097.4
	$18,324.3	$17,067.0

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Nine Months
	Ended September 30
(Millions of dollars)	2007	2006

Operating Activities
Net income	$1,366.9	$1,016.9
Depreciation and amortization	626.4	714.5
Asset impairment	-	3.4
Stock-based compensation	48.6	53.0
Changes in operating working capital	(295.8)	54.6
Deferred income taxes	(67.0)	(217.8)
Net losses on asset dispositions	28.3	81.4
Equity companies’ earnings in excess of dividends paid	(62.9)	(62.0)
Minority owners’ share of subsidiaries’ net income	76.7	67.1
Postretirement benefits	6.4	62.8
Other	16.0	(7.4)

Cash Provided by Operations	1,743.6	1,766.5

Investing Activities
Capital spending	(776.8)	(639.0)
Acquisition of businesses, net of cash acquired	(15.7)	-
Proceeds from sales of investments	34.1	29.4
Proceeds from dispositions of property	70.9	32.3
Net decrease (increase) in time deposits	1.6	(16.0)
Investments in marketable securities	(4.0)	(18.7)
Other	(26.5)	(5.1)

Cash Used for Investing	(716.4)	(617.1)

Financing Activities
Cash dividends paid	(707.7)	(659.6)
Net increase (decrease) in short-term debt	361.3	(147.6)
Proceeds from issuance of long-term debt	2,117.4	52.8
Repayments of long-term debt	(337.5)	(95.9)
Proceeds from exercise of stock options	284.9	220.0
Acquisitions of common stock for the treasury	(2,543.7)	(479.4)
Other	(29.4)	(3.5)

Cash Used for Financing	(854.7)	(1,113.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6.3	(1.0)
Increase in Cash and Cash Equivalents	178.8	35.2
Cash and Cash Equivalents, beginning of year	360.8	364.0

Cash and Cash Equivalents, end of period	$539.6	$399.2

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Accounting Policies

Basis of Presentation

The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; however, it will apply under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years.  The Corporation will adopt SFAS 157 as of January 1, 2008, as required.  Adoption of SFAS 157 is not expected to have a material effect on the Corporation’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to choose, at specified election dates, to measure many financial instruments (financial assets and liabilities) at fair value (the “Fair Value Option”).  The election is made on an instrument-by-instrument basis and is irrevocable.  If the Fair Value Option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Corporation does not intend to apply the Fair Value Option to any of its existing financial assets or liabilities.

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

Note 2.  (Continued)

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

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees.  Since the inception of the strategic cost reductions, a net workforce reduction of more than 4,500 has occurred.  Approximately 24 manufacturing facilities are expected to be sold, closed or streamlined.  As of September 30, 2007, charges have been recorded related to strategic cost reduction initiatives for 23 facilities.  To date, 13 facilities have been disposed of.  One additional facility has been closed and is being marketed for sale.

Note 3.  (Continued)

The following pretax charges were incurred in connection with the strategic cost reductions:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2007	2006	2007	2006

Noncash charges	$9.0	$45.0	$53.6	$228.4
Charges (credits) for workforce reductions	4.6	61.4	(1.4)	156.4
Other cash charges	6.9	14.3	22.2	32.4
Charges for special pension and other benefits	2.3	2.9	6.8	4.4

Total pretax charges	$22.8	$123.6	$81.2	$421.6

The following table summarizes the noncash charges:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2007	2006	2007	2006

Incremental depreciation and amortization	$11.8	$35.1	$61.5	$169.5
Asset impairments	-	3.4	-	3.4
Asset write-offs	1.4	9.4	6.1	47.1
(Gain) loss on asset dispositions	(4.2)	(2.9)	(14.0)	8.4

Noncash charges	$9.0	$45.0	$53.6	$228.4

The following table summarizes the cash charges recorded and reconciles such charges to accrued expenses at September 30:

(Millions of dollars)	2007	2006

Accrued expenses – beginning of the year	$111.2	$28.2
(Credits) charges for workforce reductions	(1.4)	156.4
Other cash charges	22.2	32.4
Cash payments	(85.3)	(120.3)
Currency	1.9	(.3)

Accrued expenses at September 30	$48.6	$96.4

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

Costs of the initiatives have not been recorded at the business segment level, as the strategic cost reductions are corporate decisions.  These charges are included in the following income statement captions:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2007	2006	2007	2006

Cost of products sold	$18.9	$80.2	$71.4	$302.3
Marketing, research and general expenses	7.8	46.7	23.0	111.7
Other (income) and expense, net	(3.9)	(3.3)	(13.2)	7.6

Pretax charges	22.8	123.6	81.2	421.6
Provision for income taxes	(2.5)	(32.4)	(36.0)	(115.1)
Minority owners’ share of subsidiaries’ net income	-	(.2)	(.1)	(1.6)

Total charges	$20.3	$91.0	$45.1	$304.9

See Note 10 for additional information on the strategic cost reductions by business segment.

Actual pretax charges recorded for the strategic cost reductions relate to activities in the following geographic areas for the three months ended September 30:

	2007
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$8.4	$3.4	$-	$11.8
Asset write-offs	1.3	-	.1	1.4
Charges for workforce reductions and special
pension and other benefits	1.9	3.8	1.2	6.9
Loss (gain) on asset disposals and other charges	5.4	(2.6)	(.1)	2.7

Total charges	$17.0	$4.6	$1.2	$22.8

Note 3.  (Continued)

	2006
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation and amortization	$23.5	$8.1	$3.5	$35.1
Asset impairments	-	3.4	-	3.4
Asset write-offs	.5	7.4	1.5	9.4
Charges for workforce reductions and
special pension and other benefits	13.4	48.0	2.9	64.3
Loss on asset disposals and other charges	5.0	4.9	1.5	11.4

Total charges	$42.4	$71.8	$9.4	$123.6

Actual pretax charges recorded for the strategic cost reductions relate to activities in the following geographic areas for the nine months ended September 30:

	2007
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$37.8	$23.1	$.6	$61.5
Asset write-offs	4.3	1.2	.6	6.1
Charges (credits) for workforce reductions and
special pension and other benefits	13.5	(13.2)	5.1	5.4
Loss (gain) on asset disposals and other charges	13.3	(4.8)	(.3)	8.2

Total charges	$68.9	$6.3	$6.0	$81.2

	2006
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation and amortization	$101.1	$46.5	$21.9	$169.5
Asset impairments	-	3.4	-	3.4
Asset write-offs	24.0	21.4	1.7	47.1
Charges for workforce reductions and
special pension and other benefits	38.8	113.4	8.6	160.8
Loss on asset disposals and other charges	23.0	16.1	1.7	40.8

Total charges	$186.9	$200.8	$33.9	$421.6

Note 4.  Inventories

The following schedule presents inventories by major class:

	September 30,	December 31,
(Millions of dollars)	2007	2006

At lower of cost on the First-In, First-Out (FIFO) method or market:
Raw materials	$434.2	$398.3
Work in process	359.9	298.6
Finished goods	1,545.9	1,263.4
Supplies and other	265.7	242.6
	2,605.7	2,202.9
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(219.4)	(198.4)

Total	$2,386.3	$2,004.5

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

FIFO cost of total inventories on the LIFO method was $1,145.9 million and $936.0 million at September 30, 2007 and December 31, 2006, respectively.

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

	Three Months Ended September 30
(Millions of dollars)	2007		2006

Nonoperating expense		$(6.5)		$(17.2)
Tax credits	$6.1		$15.5
Tax benefit of nonoperating expense	1.6	7.7	6.2	21.7
Net synthetic fuel benefit		$1.2		$4.5

Per share basis – diluted		$-		$.01

Note 5.  (Continued)

	Nine Months Ended September 30
(Millions of dollars)	2007		2006

Nonoperating expense		$(81.6)		$(40.6)
Tax credits	$75.6		$35.9
Tax benefit of nonoperating expense	26.3	101.9	14.5	50.4
Net synthetic fuel benefit		$20.3		$9.8

Per share basis – diluted		$.04		$.02

Note 6.  Employee Postretirement Benefits

The tables below present the interim period disclosure required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits:

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended September 30
(Millions of dollars)	2007	2006	2007	2006

Service cost	$20.9	$22.1	$3.4	$3.7
Interest cost	78.9	74.9	13.0	11.8
Expected return on plan assets	(93.5)	(84.7)	-	-
Recognized net actuarial loss	19.2	25.0	1.3	1.0
Other	4.2	3.7	.7	.8

Net periodic benefit cost	$29.7	$41.0	$18.4	$17.3

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Nine Months Ended September 30
(Millions of dollars)	2007	2006	2007	2006

Service cost	$62.5	$65.8	$10.0	$11.2
Interest cost	235.5	223.1	38.0	35.3
Expected return on plan assets	(278.4)	(252.5)	-	-
Recognized net actuarial loss	57.1	75.2	3.9	3.0
Other	12.0	9.0	2.3	2.5

Net periodic benefit cost	$88.7	$120.6	$54.2	$52.0

Note 6.  (Continued)

The Corporation made cash contributions to its pension trusts outside the U.S. as follows:

(Millions of dollars)	2007	2006

Quarter ended March 31	$42	$39
Quarter ended June 30	17	10
Quarter ended September 30	21	9

The Corporation made a cash contribution of $5 million to its pension trust in the U.S. in the third quarter of 2007.  The Corporation currently anticipates contributing about $95 million for the full year 2007 to its pension trusts outside the U.S.

Note 7.  Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS.  The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computations as follows:

	Average Common Shares Outstanding
	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of shares)	2007	2006	2007	2006

Basic	432.2	457.6	447.8	459.0
Dilutive effect of stock options	2.3	.9	2.5	.8
Dilutive effect of restricted share and restricted share unit
awards	1.3	1.3	1.3	1.1
Dilutive effect of accelerated share repurchase	.2	-	.1	-
Diluted	436.0	459.8	451.7	460.9

Options outstanding during the three- and nine-month periods ended September 30, 2007 to purchase 8.3 million and 2.5 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

Options outstanding during the three- and nine-month periods ended September 30, 2006 to purchase 8.6 million and 13.3 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

The number of common shares outstanding as of September 30, 2007 and 2006 was 423.7 million and 457.7 million, respectively.

Note 8.  Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the periods except those resulting from investments by and distributions to stockholders.

The following schedule presents the components of comprehensive income:

	Nine Months
	Ended September 30
(Millions of dollars)	2007	2006

Net income	$1,366.9	$1,016.9
Unrealized currency translation adjustments	418.4	222.5
Employee postretirement benefits, net	49.5	-
Deferred losses on cash flow hedges, net of tax	(3.8)	(11.0)
Unrealized holding gains on available-for-sale securities	-	.1

Comprehensive income	$1,831.0	$1,228.5

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

The net unrealized currency translation adjustments for the nine months ended September 30, 2007 are primarily due to a weakening of the U.S. dollar versus the Australian dollar, the Brazilian real, the Euro, the Thai baht, the British pound and the Colombian peso.

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

Note 9.  Share Repurchase Plan

On July 23, 2007, the Corporation entered into an accelerated share repurchase agreement (the “ASR Agreement”) through which it purchased $2 billion of outstanding shares of its common stock.  Under the ASR Agreement, the Corporation purchased approximately 29.6 million shares of common stock from Bank of America, N.A. (“Bank of America“) at an initial purchase price of $67.48 per share.  These repurchased shares are classified as treasury shares.

Bank of America is expected to repurchase an equivalent number of shares in the open market during the period from July 26, 2007 to June 20, 2008 (the “Repurchase Period”).  The ASR Agreement includes a provision that would allow Bank of America, at its discretion, to accelerate the program so that the Repurchase Period may end as early as March 10, 2008.  The initial purchase price per share is subject to an adjustment based on the volume weighted average price per share of the Corporation’s shares of common stock during the Repurchase Period.

Prior to entering into the ASR Agreement, the Corporation’s Board of Directors also approved a new share repurchase program authorizing the Corporation to repurchase 50 million shares of the Corporation’s common stock in the open market (in addition to approximately 28 million shares that remained available under the Corporation’s prior share repurchase authorization).  Accordingly, after execution of the ASR Agreement, the Corporation had authorization remaining to repurchase approximately 48 million additional shares.  Subject to regulatory and market conditions, the Corporation intends to continue its ongoing share repurchase program in the open market during the Repurchase Period.

On July 30, the Corporation issued $450 million Floating Rate Notes due July 30, 2010; $950 million 6.125% Notes due August 1, 2017; and $700 million 6.625% Notes due August 1, 2037.  The Corporation used a portion of the net proceeds from the sale of these notes to repay a short-term Revolving Credit Agreement under which the Corporation borrowed $2 billion on July 27, 2007 to fund the settlement of the ASR Agreement.  The balance of the net proceeds was used by the Corporation to repay a portion of the long-term debt that matured on August 1, 2007.

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

Note 10.  (Continued)

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

The following schedules present information concerning consolidated operations by business segment:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2007	2006	2007	2006

NET SALES:

Personal Care	$1,920.8	$1,714.7	$5,599.9	$5,054.8
Consumer Tissue	1,629.8	1,475.2	4,791.5	4,406.8
K-C Professional & Other	780.5	717.5	2,240.9	2,074.3
Health Care	292.1	308.2	891.5	926.5
Corporate & Other	10.5	6.8	27.5	23.5
Intersegment sales	(13.1)	(12.0)	(43.4)	(46.2)

Consolidated	$4,620.6	$4,210.4	$13,507.9	$12,439.7

Note 10.  (Continued)

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2007	2006	2007	2006

OPERATING PROFIT (reconciled to income before
income taxes):

Personal Care	$396.3	$331.6	$1,136.7	$960.2
Consumer Tissue	166.1	180.2	542.1	566.8
K-C Professional & Other	125.1	127.2	353.7	345.6
Health Care	43.4	51.4	151.0	161.0
Other income and (expense), net	22.9	.1	19.6	(21.7)
Corporate & Other	(71.1)	(164.1)	(255.6)	(521.0)

Total Operating Profit	682.7	526.4	1,947.5	1,490.9

Nonoperating expense	(6.5)	(17.2)	(81.6)	(40.6)
Interest income	9.3	6.8	23.3	19.8
Interest expense	(78.6)	(56.5)	(181.4)	(165.9)

Income Before Income Taxes	$606.9	$459.5	$1,707.8	$1,304.2

Note:    Other income and (expense), net and Corporate & Other include the following amounts of pretax charges for the strategic cost reductions.

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2007	2006	2007	2006

Other income and (expense), net	$3.9	$3.3	$13.2	$(7.6)

Corporate & Other	(26.7)	(126.9)	(94.4)	(414.0)

             In 2007, Corporate & Other also includes the related implementation costs of $2.0 million and $25.2 million for the three and nine months ended September 30, respectively.

Note 10.  (Continued)

The following table presents the pretax charges for the strategic cost reductions related to activities in the Corporation’s business segments:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2007	2006	2007	2006

Personal Care	$16.1	$48.5	$66.3	$220.4
Consumer Tissue	5.5	52.0	8.5	131.8
K-C Professional & Other	1.7	12.2	8.3	22.9
Health Care	3.4	14.2	11.3	38.9

Total	$26.7	$126.9	$94.4	$414.0

Cumulative pretax charges expected to be incurred for the strategic cost reductions of $875 to $925 million by business segment are: Personal Care - $495 to $510 million; Consumer Tissue - $190 to $205 million; K-C Professional & Other - $75 to $85 million; and Health Care - $115 to $125 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects.  The following will be discussed and analyzed:

•	Overview of Third Quarter 2007 Results

•	Business Segments

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Standards

•	Environmental Matters

•	Business Outlook

Overview of Third Quarter 2007 Results

•	Net sales increased 9.7 percent compared with last year.

•	Operating profit and net income increased by 29.7 percent and 24.4 percent, respectively, compared with last year.

•	Cash provided by operations was $567.6 million.

Business Segments

The Corporation’s scientific business was reclassified from the Health Care segment to the K-C Professional & Other segment effective January 1, 2007 to reflect the current management responsibility for that business.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s third quarter of 2007 net sales, operating profit and other information relevant to an understanding of the results of operations.

Third Quarter of 2007 Compared With Third Quarter of 2006

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2007	2006

Personal Care	$1,920.8	$1,714.7
Consumer Tissue	1,629.8	1,475.2
K-C Professional & Other	780.5	717.5
Health Care	292.1	308.2
Corporate & Other	10.5	6.8
Intersegment sales	(13.1)	(12.0)

Consolidated	$4,620.6	$4,210.4

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net
	Change	Growth	Price	Currency	Other

Consolidated	9.7	5	1	3	1

Personal Care	12.0	8	-	3	1
Consumer Tissue	10.5	4	3	3	-
K-C Professional & Other	8.8	4	1	3	1
Health Care	(5.2)	(9)	-	1	3

Consolidated net sales increased 9.7 percent from the third quarter of 2006 driven by a 5 percent increase in sales volumes, along with improved net selling prices and product mix, each approximately 1 percent better than the prior year.  Stronger foreign currencies also added about 3 percent to net sales.

•
Net sales of personal care products advanced 12.0 percent in the third quarter, highlighted by sales volume growth of approximately 8 percent.  Product mix improved 1 percent, while currency effects added more than 3 percent to sales.

Personal care net sales in North America increased about 8 percent compared with the third quarter of 2006, with higher sales volumes accounting for almost all of the increase.  Net selling prices rose 1 percent, offset by a 1 percent decline in product mix.  Product innovations spurred broad-based volume growth, with a double-digit gain for Huggies baby wipes, high single-digit growth for Huggies diapers and mid-single digit increases for the Corporation’s child care and incontinence care brands.  Child care volumes benefited from the late-quarter introduction of GoodNites Sleep Boxers and Sleep Shorts, a unique, new offering in the youth pants category.  Meanwhile, sales volumes of Kotex feminine care products were even with the year-ago quarter.  In Europe, personal care net sales also were up 8 percent in the quarter, due primarily to favorable currency effects of 8 percent.  Sales volumes and product mix both improved 1 percent, offset by a 2 percent decline in net selling prices.  The volume gain reflects higher sales of Huggies diapers and baby wipes across the region, even though timing of promotional activities resulted in a 3 percent decline in sales volumes of Huggies diapers in the four core markets – U.K., France, Italy and Spain.  In developing and emerging markets, personal care net sales expanded more than 20 percent for the second straight quarter, boosted by a 12 percent increase in sales volumes, favorable product mix of 3 percent and currency benefits of about 6 percent.  All four developing and emerging market regions posted double-digit volume gains, with particular strength throughout most of Latin America and in South Korea, China and Russia.

•
Net sales of consumer tissue products increased 10.5 percent versus the third quarter of 2006, benefiting from higher sales volumes, up 4 percent, along with improved net selling prices and foreign currency effects, each approximately 3 percent better than the prior year.

In North America, net sales of consumer tissue products climbed nearly 11 percent in the third quarter, driven primarily by sales volume growth of more than 7 percent and an increase in net selling prices of about 3 percent.  Product improvements for Kleenex facial tissue, Scott bathroom tissue and Viva paper towels, backed by a stepped-up level of advertising, helped all three brands achieve double-digit volume gains in the quarter.  Meanwhile, sales volumes for Cottonelle bathroom tissue and Scott towels were similar to last year.  In Europe, consumer tissue net sales rose about 8 percent.  Favorable currencies accounted for most of the increase, as the Euro and the U.K. pound strengthened by an average of 7 percent.  Sales volumes were up 2 percent, on higher sales of Andrex bathroom tissue and Kleenex facial tissue, partially offset by a 1 percent decrease in net selling prices.  Consumer tissue net sales in developing and emerging markets increased more than 11 percent, mainly attributable to higher net selling prices and currency effects, both of which benefited net sales by approximately 6 percent.  Over the past year, prices have been raised in most developing and emerging markets in response to higher raw materials costs.

•
Net sales of K-C Professional & Other products improved 8.8 percent compared with the year-ago quarter.  Sales volumes increased more than 4 percent, net selling prices and product mix were both about 1 percent better and currency effects added 3 percent to sales.  The higher volumes reflect mid-single digit gains in North America, led by the Kleenex, Scott and Cottonelle washroom brands and Kimtech and WypAll wiper products, as well as continued double-digit growth in Latin America.

•
Net sales of health care products were down 5.2 percent in the third quarter.  Sales volumes were approximately 9 percent lower, partially offset by improved product mix of about 3 percent and currency benefits of 1 percent.  The decrease in sales volumes was primarily attributable to the Corporation’s decision in the second half of last year to exit the latex exam glove business, along with a higher level of sales of face masks in the year-ago quarter primarily due to avian flu preparedness.  In the exam glove category, the Corporation has transitioned many customers and users from latex to its higher-margin, clinically-preferred nitrile gloves.  Sales growth of these products, although strong, has not yet compensated for the drop-off in sales of latex gloves, due in part to supply constraints earlier in the year and competitive market conditions.  As a result, overall sales of exam gloves declined more than 20 percent in the third quarter.  In other areas of the business, third quarter sales of medical devices, particularly Ballard respiratory catheters, generated solid improvement.

The Corporation believes health care sales comparisons will show some sequential improvement in the fourth quarter, given projected growth in demand for nitrile exam gloves and a sharp decline in sales of latex gloves in the year-ago period.

By Geography
(Millions of dollars)

Net Sales	2007	2006

North America	$2,590.1	$2,429.2
Outside North America	2,191.6	1,938.8
Intergeographic sales	(161.1)	(157.6)

Consolidated	$4,620.6	$4,210.4

Commentary:

•	Net sales in North America increased 6.6 percent due to higher sales volumes for personal care, consumer tissue and K-C Professional & Other products.

•	Net sales outside North America increased 13.0 percent primarily due to higher personal care sales volumes, increased net selling prices for consumer tissue and favorable currency effects in Europe.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2007	2006

Personal Care	$396.3	$331.6
Consumer Tissue	166.1	180.2
K-C Professional & Other	125.1	127.2
Health Care	43.4	51.4
Other income and (expense), net	22.9	.1
Corporate & Other	(71.1)	(164.1)

Consolidated	$682.7	$526.4

Note:     Other income and (expense), net and Corporate & Other include the following pretax charges for the strategic cost reductions.

	Three Months
	Ended September 30
(Millions of dollars)	2007	2006

Other income and (expense), net	$3.9	$3.3

Corporate & Other	(26.7)	(126.9)

In 2007, Corporate & Other also includes incremental implementation costs of $2.0 million related to the transfer of certain administrative processes to third-party providers.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
				Raw	Energy and
	Total		Net	Materials	Distribution
	Change	Volume	Price	Cost	Expense	Currency	Other (a)

Consolidated	29.7	18	9	(14)	(2)	4	15 (b)

Personal Care	19.5	15	-	(8)	(1)	3	11
Consumer Tissue	(7.8)	19	23	(14)	(5)	-	(31)
K-C Professional & Other	(1.7)	8	5	(16)	1	2	(2)
Health Care	(15.6)	(1)	-	(7)	1	4	(13)

(a)        Includes cost savings.

(b)        Charges for the strategic cost reductions were about $100 million lower in 2007 than in 2006.

Consolidated operating profit for the third quarter of 2007 increased $156.3 million or 29.7 percent from the prior year.  Lower charges for strategic cost reductions increased operating profit about $100 million.  Charges for the strategic cost reductions, discussed later in this MD&A and in Note 3 to the Consolidated Financial Statements, are not included in the results of the business segments.  Higher sales volumes of more than $90 million, increased net selling prices of nearly $50 million and cost savings of about $67 million were tempered by cost inflation of approximately $70 million.  The inflationary increases were driven primarily by higher fiber costs, which were up nearly $50 million versus the third quarter of 2006 and about $25 million for other raw materials including nonwovens and other oil-based materials, partially offset by about $4 million of lower energy costs.  The Corporation also incurred about $18 million in additional distribution expense related to the transition to new distribution centers and to maintain customer service levels.  As planned, strategic marketing expense increased $10 million, principally to support new and improved products and other targeted growth initiatives.  General and administrative expenses increased by almost $35 million primarily to support growth in developing and emerging markets.

Also included in third quarter 2007 earnings were incremental charges of $2 million related to the transfer of certain administrative processes to third-party providers.  These charges were sequentially lower than in the second quarter of 2007.

•
Personal care segment operating profit increased 19.5 percent as higher sales volumes, favorable product mix and cost savings more than offset higher raw materials costs.  In North America, higher sales volumes and cost savings were tempered by cost inflation and higher marketing and general expenses related to organizational design changes.  In Europe, operating profit increased primarily due to cost savings.

•
Consumer tissue segment operating profit decreased 7.8 percent as increased net selling prices and higher sales volumes were more than offset by cost inflation, higher manufacturing costs and increased marketing and general expenses.  In North America, operating profit declined because higher sales volumes, increased net selling prices and cost savings were more than offset by raw materials cost inflation, primarily for pulp, increased costs for product improvements, higher manufacturing costs and increased marketing expenses.  Operating profit in Europe increased due to cost savings, favorable currency effects and lower distribution costs which combined exceeded the impact of raw materials cost inflation.  In the developing and emerging markets, operating profit decreased as net selling price gains were more than offset by higher manufacturing and distribution costs.

•
Operating profit for K-C Professional & Other products decreased 1.7 percent as higher sales volumes and increased net selling prices were more than offset by raw materials cost inflation, primarily waste paper costs, and increased distribution expenses.

•
Health care segment operating profit decreased 15.6 percent as higher raw materials cost inflation, primarily for nonwovens, unfavorable currency effects related to the Thai baht, the lower sales volumes, increased manufacturing costs and higher distribution and general expenses more than offset cost savings.

•
Other income and (expense), net for 2007 includes a gain of $16.4 million for the settlement of litigation related to prior years’ operations in Latin America, as well as, foreign currency transaction gains versus losses in 2006.

By Geography
(Millions of dollars)

Operating Profit	2007	2006

North America	$491.1	$496.1
Outside North America	239.8	194.3
Other income and (expense), net	22.9	.1
Corporate & Other	(71.1)	(164.1)

Consolidated	$682.7	$526.4

Note:  Other income and (expense), net and Corporate & Other include the following pretax charges for the strategic cost reductions.

	Three Months
	Ended September 30
(Millions of dollars)	2007	2006

Other income and (expense), net	$3.9	$3.3

Corporate & Other	(26.7)	(126.9)

In 2007, Corporate & Other also includes the related implementation costs of $2.0 million.

Commentary:

•	Operating profit in North America decreased 1.0 percent as raw materials cost inflation, primarily pulp cost, and product improvement costs exceeded the benefit of higher sales volumes.

•	Operating profit outside North America increased 23.4 percent primarily due to higher earnings for personal care in the developing and emerging markets.

Strategic Cost Reduction Plan

During the third quarter of 2007, the Corporation continued to make progress implementing the strategic cost reduction plan that supports the targeted growth investments announced in July 2005.  As previously disclosed, the Corporation plans to reduce costs by streamlining manufacturing and administrative operations primarily in North America and Europe, creating an even more competitive platform for growth and margin improvement.

Pretax charges totaling $22.8 million ($20.3 million after tax) related to these cost reduction initiatives were recorded in the third quarter of 2007.  The pretax charges included about $12 million for incremental depreciation.  Major components of the charges were for consolidation of infant and child care operations in Europe and North America and streamlining of administrative operations in North America.

To date, employees have been notified about workforce reductions and other actions at 23 of the approximately 24 facilities slated for sale, closure or streamlining as part of the cost reduction initiatives, and pretax charges of $794.2 million (about $558 million after tax) have been recorded.  The Corporation currently expects to incur cumulative pretax charges of $875 million to $925 million ($615 - $650 million after tax) through the end of 2008.  This plan is expected to yield annual pretax savings of at least $350 million in 2009.  See Note 3 to the Consolidated Financial Statements for additional detail on the costs recorded in the third quarter of 2007.

Year-over-year savings of approximately $27 million were realized in the third quarter of 2007.  Based upon results to date and plans for the balance of the year, the Corporation expects to meet its target of $75 million to $100 million of savings for the full year 2007.  Pretax charges for the full year are expected to total approximately $120 million.

The strategic cost reductions are corporate decisions and are not included in the business segments’ operating profit performance.  See Note 10 to the Consolidated Financial Statements for the 2007 costs of the strategic cost reductions related to the activities in the Corporation’s business segments.  Third quarter 2007 charges have been recorded in cost of products sold ($18.9 million) and marketing, research and general expenses ($7.8 million); and gains on disposals of properties of $3.9 million were recorded as other income (expense), net.

Additional Income Statement Commentary

•
Nonoperating expense of $6.5 million for the third quarter of 2007 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 5 to the Consolidated Financial Statements.

•
Interest expense increased 39.1 percent compared with 2006 principally due to a higher average level of debt.  See Note 9 to the Consolidated Financial Statements for additional detail on debt issued in the third quarter of 2007.

•	The Corporation’s effective income tax rate was 27.6 percent in 2007 compared with 24.9 percent in 2006 primarily due to lower synthetic fuel credits.

•
The Corporation’s share of net income of equity companies in the third quarter was about $39 million compared with nearly $43 million in 2006, primarily reflecting a decline in net income at Kimberly-Clark de Mexico, S.A.B. de C.V. due to the absence of earnings from pulp and paper operations that were sold late last year.

•
As a result of the Corporation’s ongoing share repurchase program, including the accelerated share repurchase program (“ASR”) announced in July 2007, the average number of common shares outstanding declined, benefiting third quarter 2007 results by $.05 per share compared with last year.  This benefit was mostly offset by the higher interest expense associated with the new debt issuances.  See Note 9 to the Consolidated Financial Statements for additional detail on the ASR.

First Nine Months of 2007 Compared With First Nine Months of 2006

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2007	2006

Personal Care	$5,599.9	$5,054.8
Consumer Tissue	4,791.5	4,406.8
K-C Professional & Other	2,240.9	2,074.3
Health Care	891.5	926.5
Corporate & Other	27.5	23.5
Intersegment sales	(43.4)	(46.2)

Consolidated	$13,507.9	$12,439.7

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net
	Change	Growth	Price	Currency	Other

Consolidated	8.6	4	1	3	1

Personal Care	10.8	7	-	3	1
Consumer Tissue	8.7	2	3	3	1
K-C Professional & Other	8.0	4	1	3	-
Health Care	(3.8)	(6)	-	1	1

Consolidated net sales for the first nine months of 2007 increased 8.6 percent.

•	Personal care net sales increased 10.8 percent. The increase was due to higher sales volumes in each geographic region and favorable currency effects primarily in Europe, Australia and Brazil.

•
Consumer tissue net sales increased 8.7 percent due to higher net selling prices in North America and the developing and emerging markets, and favorable currency effects, primarily in Europe, Australia and Brazil.

•	Net sales of K-C Professional & Other products increased 8.0 percent because of higher sales volumes in each of the major geographic regions and favorable currency effects, principally in Europe.

•	Health care net sales decreased 3.8 percent primarily due to lower sales volumes partially offset by favorable currency effects.

By Geography
(Millions of dollars)

Net Sales	2007	2006

North America	$7,596.0	$7,224.9
Outside North America	6,388.1	5,649.5
Intergeographic sales	(476.2)	(434.7)

Consolidated	$13,507.9	$12,439.7

Commentary:

•	Net sales in North America increased 5.1 percent primarily due to the higher sales volumes.

•
Net sales outside North America increased 13.1 percent because of the higher personal care sales volumes, increased consumer tissue net selling prices and favorable currency effects, primarily in Europe.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2007	2006

Personal Care	$1,136.7	$960.2
Consumer Tissue	542.1	566.8
K-C Professional & Other	353.7	345.6
Health Care	151.0	161.0
Other income and (expense), net	19.6	(21.7)
Corporate & Other	(255.6)	(521.0)

Consolidated	$1,947.5	$1,490.9

Note:    Other income and (expense), net and Corporate & Other include the following pretax amounts for the strategic cost reductions.

	Nine Months
	Ended September 30
(Millions of dollars)	2007	2006

Other income and (expense), net	$13.2	$(7.6)

Corporate & Other	(94.4)	(414.0)

             In 2007, Corporate & Other also includes incremental implementation costs of $25.2 million related to the transfer of certain administrative processes to third-party providers.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
				Raw	Energy and
	Total		Net	Materials	Distribution
	Change	Volume	Price	Cost	Expense	Currency	Other (a)

Consolidated	30.6	16	9	(15)	(4)	4	21 (b)

Personal Care	18.4	16	-	(6)	(1)	2	7
Consumer Tissue	(4.4)	9	21	(17)	(6)	2	(13)
K-C Professional & Other	2.3	8	5	(16)	(1)	2	4
Health Care	(6.2)	4	-	(7)	(5)	5	(3)

(a)        Includes cost savings.

(b)        Charges for the strategic cost reductions were $340 million lower in 2007 than in 2006.

Consolidated operating profit increased $456.6 million or 30.6 percent from the prior year.  The increase was primarily due to $340.4 million in lower charges for the strategic cost reductions.  As previously stated, these charges are not included in the business segments.  Through the first nine months of 2007, higher sales volumes and increased net selling prices, along with cost savings of about $205 million, more than offset raw materials cost inflation of approximately $235 million and higher product improvement, general and marketing costs.  The higher general and marketing expenses were due to increases to support growth in developing and emerging markets and to further build capabilities in key areas such as customer development.  Also, during the first nine months of 2007, the Corporation incurred incremental charges of about $25 million related to the transfer of administrative activities to third-party providers.

•	Personal care operating profit increased 18.4 percent due to the higher sales volumes in each of the geographic regions and cost savings, tempered by increased marketing and general expenses.

•
Consumer tissue segment operating profit decreased 4.4 percent as increased net selling prices and cost savings were more than offset by raw materials cost inflation and higher distribution and marketing and general expenses.

•	Operating profit for K-C Professional & Other increased 2.3 percent because higher sales volumes, increased net selling prices and cost savings more than offset raw materials cost inflation.

•
Health care segment operating profit declined 6.2 percent as cost savings and favorable product mix were more than offset by raw materials cost inflation, unfavorable currency effects related to the Thai baht, increased distribution costs and higher marketing expenses.

•
Other income and (expense), net for 2007 includes gains of $13.2 million on properties disposed of as part of the strategic cost reduction plan compared with a loss on disposition of $7.6 million in 2006.  Also, included in 2007 is the previously mentioned litigation settlement gain of $16.4 million.  Foreign currency transaction losses were approximately $10 million lower in 2007 versus 2006.

By Geography
(Millions of dollars)

Operating Profit	2007	2006

North America	$1,478.5	$1,478.7
Outside North America	705.0	554.9
Other income and (expense), net	19.6	(21.7)
Corporate & Other	(255.6)	(521.0)

Consolidated	$1,947.5	$1,490.9

Note:    Other income and (expense), net and Corporate & Other include the following pretax amounts for the strategic cost reductions.

	Nine Months
	Ended September 30
(Millions of dollars)	2007	2006

Other income and (expense), net	$13.2	$(7.6)

Corporate & Other	(94.4)	(414.0)

             In 2007, Corporate & Other also includes incremental implementation costs of $25.2 million related to the transfer of certain administrative processes to third-party providers.

Commentary:

•	Operating profit in North America was the same as last year.

•	Operating profit outside North America increased 27.0 percent with higher earnings in each of the major geographic regions.

Additional Income Statement Commentary

•
Nonoperating expense of $81.6 million for the first nine months of 2007 is the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 5 to the Consolidated Financial Statements.

•
Interest expense increased 9.3 percent compared with 2006 principally due to a higher average level of debt.  See Note 9 to the Consolidated Financial Statements for additional detail on debt issued in the third quarter of 2007.

•
The Corporation’s effective income tax rate was 22.9 percent in 2007 compared with 26.4 percent in 2006.  The decrease in 2007 was primarily due to higher synthetic fuel credits and favorable settlements of tax issues related to prior years.

•	The Corporation’s share of net income of equity companies was essentially the same as last year.

•
As a result of the Corporation’s ongoing share repurchase program, including the ASR, the average number of common shares outstanding declined, benefiting nine months 2007 results by $.06 per share compared with last year.  This benefit was mostly offset by the higher interest expense associated with the new debt issuances.  See Note 9 to the Consolidated Financial Statements for additional detail on the ASR.

Liquidity and Capital Resources

•
Cash provided by operations for the first nine months of 2007, $1,743.6 million, was essentially the same as the prior year because higher cash earnings were offset by increased investment in working capital.

•
Capital spending for the first nine months of 2007 was $777 million compared with $639 million in the prior year.  Capital spending in 2007 is expected to be toward the high end of the Corporation’s targeted spending range of $900 million to $1 billion.

•
At September 30, 2007, total debt and preferred securities was $6.6 billion, an increase of about $2.2 billion from the end of 2006.  The increase is principally due to the debt issued in July 2007 related to the ASR.  See Note 9 to the Consolidated Financial Statements for a description of the financing and investing activities that occurred in July 2007.

•
At December 31, 2006, the Corporation had a $1.5 billion unused revolving credit facility that was scheduled to expire in June 2010.  In September 2007, the Corporation renegotiated this facility, maintaining availability at $1.5 billion with a feature that would allow for increasing this facility to $2.0 billion.  The previous lender participation structure was substantially unchanged and the cost of the facility was reduced.  This facility, which expires in September 2012, remained unused at September 30, 2007.

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

•
During the third quarter, the Corporation repurchased approximately 33.0 million shares of its common stock at a cost of more than $2.2 billion, including the purchase of 29.6 million shares under the ASR.  See Note 9 to the Consolidated Financial Statements. Year-to-date, the Corporation has spent more than $2.5 billion to repurchase about 37.3 million shares of its common stock.  The Corporation has reaffirmed its commitment to repurchase $2.8 billion of its common stock in 2007.

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

On June 14, 2007, the Corporation filed a Form 8-K that recast the presentation of its reportable segments for all periods reported in its financial statements for the year ended December 31, 2006 to conform to the new reporting structure initially presented in its quarterly report on Form 10-Q for the quarter ended March 31, 2007.  In addition, in those financial statements, the above referenced transition adjustment was removed from the presentation of comprehensive income.  On July 24, 2007, the Corporation filed a registration statement on Form S-3.  Exhibit 99.1 to that registration statement included, in Note 1 to the Consolidated Financial Statements, explanatory language regarding the presentation of the transition adjustment, which was not contained in the Form 8-K filed June 14, 2007.

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

Business Outlook

Based on the strength of its business results through the first nine months, the Corporation believes that it will continue to execute its Global Business Plan well over the balance of the year.  Top-line momentum is expected to remain positive, paced by continued strong performance in the developing and emerging markets and success of other targeted growth initiatives, particularly in Personal Care and K-C Professional.  The Corporation also expects to continue to drive costs out of the system through its FORCE (Focused on Reducing Costs Everywhere) and strategic cost reduction efforts.  These factors, combined with benefits from the accelerated share repurchase, should enable the Corporation to overcome significant inflationary pressures.  Meanwhile, the Corporation’s plans incorporate further increases in spending for strategic marketing to support volume growth and improve brand equity, as it remains committed to spending above the rate of sales growth this year.

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

Item 4. Controls and Procedures.

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2007.  There have been no changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs.  All share repurchases by the Corporation during the third quarter of 2007 were made through brokers in the open market or pursuant to an accelerated share repurchase agreement as described in Note 9 to the Consolidated Financial Statements.  During 2007, the Corporation anticipates purchasing about $2.8 billion of its common stock, see Note 9 to the Consolidated Financial Statements.  The following table contains information for shares repurchased during the third quarter of 2007.  None of the shares in this table were repurchased directly from any officer or director of the Corporation.

			Cumulative	Remaining
			Number Of	Shares That
Period	Shares Purchased (1)	Average Cost	Shares Purchased	May Be
(2007)		Per Share	Pursuant To The Plan	Repurchased

July 1 to 31	30,450,411	$67.48	1,589,411	48,410,589
August 1 to 31	1,401,000	68.98	2,990,411	47,009,589
September 1 to 30	1,152,000	69.37	4,142,411	45,857,589

Total	33,003,411

(1)  Share repurchases were made pursuant to share repurchase programs authorized by the Corporation’s Board of Directors on
       September 15, 2005 and July 23, 2007, which allowed for the repurchase of 100 million shares in an amount not to exceed
       $10.0 billion.

In addition, during July, August and September 2007, 1,775 shares at a cost of $118,594; 3,584 shares at a cost of $249,697; and 28,219 shares at a cost of $1,961,874, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards.

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

November 8, 2007

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