Form 10-K
period 2007-12-31
KIMBERLY CLARK CORP
filed 2008-02-22
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒.    No  ☐ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒.

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2007 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $30.5 billion.

As of February 14, 2008, there were 420,257,274 shares of the Corporation’s common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for the Corporation’s Annual Meeting of Stockholders to be held on April 17, 2008 is incorporated by reference into Part III hereof.

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

Recent Developments

On July 23, 2007, the Corporation entered into an accelerated share repurchase agreement (the “ASR Agreement”) through which it purchased approximately 29.6 million shares of its common stock from Bank of America, N.A., at an initial purchase price of $67.48 per share, or an aggregate of $2 billion. On July 30, 2007, the Corporation issued $2.1 billion of long-term notes and used a portion of the net proceeds from the sale of these notes to repay a short-term revolving credit agreement, under which the Corporation borrowed $2 billion on July 27, 2007 to fund the settlement of the ASR Agreement. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Notes 4 and 8 to the Consolidated Financial Statements for a discussion of the ASR Agreement.

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

On November 30, 2004, the Corporation distributed to its stockholders all of the outstanding shares of common stock of Neenah Paper, Inc. (“Neenah Paper”). Neenah Paper was formed in April 2004 to facilitate the spin-off of the Corporation’s U.S. fine paper and technical paper businesses and its Canadian pulp mills.

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

PART I

(Continued)

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

In 2007, 2006 and 2005, sales to Wal-Mart Stores, Inc. were approximately 13 percent of net sales in each year.

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

Cellulose fiber, in the form of kraft pulp or fiber recycled from recovered waste paper, is the primary raw material for the Corporation’s tissue products and is an important component in disposable diapers, training pants, feminine pads and incontinence care products.

Most recovered paper, synthetics, pulp and recycled fiber are purchased from third parties. The Corporation considers the supply of such raw materials to be adequate to meet the needs of its businesses. See Item 1A, “Risk Factors.”

PART I

(Continued)

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

Research and Development

Research and development expenditures are directed toward new or improved personal care, tissue, wiping, and health care products and nonwoven materials. Consolidated research and development expense was $276.8 million in 2007, $301.2 million in 2006, and $319.5 million in 2005.

Foreign Market Risks

The Corporation operates and markets its products globally, and its business strategy includes targeted growth in the developing and emerging markets. See Item 1A, “Risk Factors” for a discussion of foreign market risks that may affect the Corporation’s financial results.

Environmental Matters

Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at the Corporation’s facilities are expected to be approximately $23 million in 2008 and $19 million in 2009. Of these amounts, approximately $11 million in 2008 and $4 million in 2009 are expected to be spent at facilities in the U.S. For facilities outside of the U.S., capital expenditures for environmental controls are expected to be approximately $12 million in 2008 and $15 million in 2009.

Total worldwide operating expenses for environmental compliance are expected to be approximately $173 million in 2008 and $168 million in 2009. Operating expenses for environmental compliance with respect to U.S. facilities are expected to be approximately $79 million in both 2008 and 2009. Operating expenses for environmental compliance with respect to facilities outside the U.S. are expected to be approximately $94 million in 2008 and $89 million in 2009. Operating expenses include pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs.

Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Corporation’s total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in the Corporation’s plans, changes in legal requirements, including any requirements related to global climate change, or other factors.

Employees

In its worldwide consolidated operations, the Corporation had nearly 53,000 employees as of December 31, 2007.

Item 10 of this Form 10-K identifies executive officers of the Corporation and is incorporated herein by reference.

PART I

(Continued)

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

Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered waste paper, is used extensively in the Corporation’s tissue products and is subject to significant price fluctuations due to the cyclical nature of these fiber markets. Recycled fiber accounts for approximately 31 percent of the Corporation and its equity companies’ overall fiber requirements.

Increases in pulp prices could adversely affect the Corporation’s earnings if selling prices for its finished products are not adjusted or if such adjustments significantly trail the increases in pulp prices. On a worldwide basis, the Corporation supplies approximately 8 percent of its virgin fiber needs from internal pulp manufacturing operations. Derivative instruments have not been used to manage these risks.

A number of the Corporation’s products, such as diapers, training and youth pants, incontinence care products, disposable wipes and various health care products, contain certain materials which are principally derived from petroleum. These materials are subject to price fluctuations based on changes in petroleum prices, availability and other factors. The Corporation purchases these materials from a number of suppliers. Significant increases in prices for these materials could adversely affect the Corporation’s earnings if selling prices for its finished products are not adjusted or if adjustments significantly trail the increases in prices for these materials. Derivative instruments have not been used to manage these risks.

Although the Corporation believes that the supplies of raw materials needed to manufacture its products are adequate, global economic conditions, supplier capacity constraints and other factors could affect the availability of or prices for those raw materials.

PART I

(Continued)

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

The Corporation’s products are sold in a highly competitive global marketplace, which is experiencing increased concentration and the growing presence of large-format retailers and discounters. With the consolidation of retail trade, especially in developed markets such as the U.S. and Europe, the Corporation is increasingly dependent on key retailers, and some of these retailers, including large-format retailers, may have greater bargaining power than does the Corporation. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. The Corporation may also be negatively affected by changes in the policies of its retail trade customers, such as inventory de-stocking, limitations on

PART I

(Continued)

access to shelf space, delisting of our products; additional requirements related to safety, environmental, social and other sustainability issues; and other conditions. If the Corporation loses a significant customer or if sales of its products to a significant customer materially decrease, the Corporation’s business, financial condition and results of operations may be materially adversely affected.

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

The Corporation’s international operations are subject to foreign market risks which may adversely affect the Corporation’s financial results.

Because the Corporation and its equity companies have manufacturing facilities in 39 countries and their products are sold in more than 150 countries, the Corporation’s results may be substantially affected by foreign market risks. The Corporation is subject to the impact of economic and political instability in developing countries.

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

In addition, intense competition in European personal care and tissue markets and the challenging economic, political and competitive environments in Latin America and developing countries in Eastern Europe and Asia may slow the Corporation’s sales growth and earnings potential. The Corporation’s success internationally also depends on its ability to acquire or to form successful business alliances, and there is no guarantee that the Corporation will be able to acquire or form such alliances. In addition, there can be no assurance that the Corporation’s products will be accepted in any particular market. The Corporation is subject to the movement of various currencies against each other and versus the U.S. dollar. Exposures, arising from transactions and commitments denominated in non-local currencies, are systematically hedged through foreign currency forward and swap contracts.

PART I

(Continued)

Translation exposure for the Corporation with respect to foreign operations generally is not hedged. There can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

The Corporation may acquire new product lines or businesses and may have difficulties integrating future acquisitions or may not realize anticipated benefits of acquisitions.

The Corporation may pursue acquisitions of new product lines or businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired product lines or businesses, personnel turnover and the diversion of management’s attention from other business concerns. We may be unable to identify suitable acquisition candidates or may be unable to successfully integrate and manage product lines or businesses that we may acquire in the future. In addition, we may be unable to achieve anticipated benefits or cost savings from future acquisitions in the timeframe we anticipate, or at all. Any inability by us to integrate and manage any acquired product lines or businesses in a timely and efficient manner, any inability to achieve anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

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

The Corporation obtains certain administrative services from third parties which previously were provided by employees of the Corporation. If the third-party service providers fail to satisfactorily perform their administrative services, our operations could be adversely impacted.

As part of the Corporation’s Global Business Plan, a number of administrative functions have been transferred to third-party service providers. Those functions include certain: information technology; finance and accounting; sourcing and supply management; and human resources services. Although moving these administrative functions to third-party service providers is expected to improve certain capabilities and lower the Corporation’s cost of operations, the Corporation could experience disruptions in the quality and timeliness of the services. Disruptions or delays at the third-party service providers due to regional economic, business, environmental, or political events, or information technology system failures or military actions could adversely impact the Corporation’s operations, payments to the Corporation’s vendors, employees, and others, and the Corporation’s ability to report financial and management information on a timely and accurate basis.

PART I

(Continued)

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Management believes that the Corporation’s and its equity affiliates’ production facilities are suitable for their purpose and adequate to support their businesses. The extent of utilization of individual facilities varies, but they generally operate at or near capacity, except in certain instances such as when new products or technology are being introduced or when mills are being shut down.

The principal facilities of the Corporation (including the Corporation’s equity companies) and the products or groups of products made at such facilities are as follows:

World Headquarters Location

Dallas, Texas

Operating Segments and Geographic Headquarters

Roswell, Georgia

Neenah, Wisconsin

Milsons Point, Australia

Seoul, Korea

Reigate, United Kingdom

Administrative Centers

Knoxville, Tennessee

Brighton, United Kingdom

Belen, Costa Rica

Worldwide Production and Service Facilities

United States

Alabama

Mobile—tissue products—(1) & (2)

Arizona

Tucson—health care products

Arkansas

Conway—feminine care and incontinence care products and nonwovens

Maumelle—wet wipes and nonwovens

California

Fullerton—tissue products—(1) & (2)

(1)	Consumer Tissue

(2)	K-C Professional & Other

PART I

(Continued)

Connecticut

New Milford—tissue products—(1)

Georgia

LaGrange—nonwovens

Kentucky

Owensboro—tissue products—(2)

Mississippi

Corinth—nonwovens, wipers and towels

North Carolina

Hendersonville—nonwovens

Lexington—nonwovens

Oklahoma

Jenks—tissue products—(1)

Pennsylvania

Chester—tissue products—(1)

South Carolina

Beech Island—diapers, wet wipes and tissue products—(1)

Tennessee

Loudon—tissue products—(2)

Texas

Del Rio—health care products

Paris—diapers and training, youth and swim pants

San Antonio—personal cleansing products and systems

Utah

Draper—health care products

Ogden—diapers

Washington

Everett—tissue products, wipers and pulp—(1) & (2)

Wisconsin

Marinette—tissue products and wipers—(1) & (2)

Neenah—feminine care, incontinence care products and nonwovens

(1)	Consumer Tissue

(2)	K-C Professional & Other

PART I

(Continued)

Outside the United States

Argentina

Bernal—tissue products—(1) & (2)

Pilar—feminine care and incontinence care products

San Luis—diapers

Australia

Albury—nonwovens

Ingleburn—diapers

Millicent—pulp and tissue products – (1) & (2)

Tantanoola—pulp

Bahrain

East Riffa—tissue products—(1), (2) & (3)

Bolivia

Santa Cruz—tissue products—(1) & (2)

Brazil

Correia Pinto—tissue products—(1)

Mogi das Cruzes—tissue products—(1) & (2)

Porto Alegre—feminine care products

Suzano—diapers, wet wipes and incontinence care products

Canada

Huntsville, Ontario—tissue products—(1)

China

Beijing—feminine care and adult care products

Guangzhou—tissue products—(1) & (2)

Nanjing—feminine care products

Shanghai—tissue products—(1) & (2)

Colombia

Barbosa—wipers, business and correspondence papers and notebooks—(2)

Puerto Tejada—tissue products—(1) & (2)

Tocancipa—diapers and feminine care products

Villa Rica—diapers and incontinence care products—(3)

Costa Rica

Belen—tissue products—(1) & (2)

Cartago—diapers and feminine care and incontinence care products

(1)	Consumer Tissue

(2)	K-C Professional & Other

(3)	Equity company production facility

PART I

(Continued)

Czech Republic

Jaromer—diapers, youth and training pants and incontinence care products

Litovel—feminine care products

Dominican Republic

Santo Domingo—tissue products—(1)

Ecuador

Mapasingue—tissue products, diapers and feminine care products—(1) & (2)

El Salvador

Sitio del Niño – tissue products—(1) & (2)

France

Rouen—tissue products—(1)

Villey-Saint-Etienne—tissue products—(2)

Germany

Koblenz—tissue products—(2)

Reisholz—tissue products—(1)

Weinheim—health care products

Honduras

Villanueva—health care products

India

Pune—feminine care products and diapers—(3)

Indonesia

Jakarta—feminine care and tissue products—(1) & (2)

Israel

Afula—diapers and feminine care and incontinence care products

Hadera—tissue products—(1) & (2)

Nahariya—tissue products—(1) & (2)

Italy

Alanno—tissue products—(1)

Romagnano—tissue products—(1)

Korea

Anyang—feminine care products, diapers and tissue products—(1) & (2)

Kimcheon—tissue products and nonwovens—(1) & (2)

Taejon—feminine care products, diapers and nonwovens

(1)	Consumer Tissue

(2)	K-C Professional & Other

(3)	Equity company production facility

PART I

(Continued)

Malaysia

Kluang—tissue and feminine care products—(1) & (2)

Mexico

Acuña—health care products

Bajio—tissue products—(1), (2) & (3)

Cuautitlan—feminine care products, diapers and nonwovens—(3)

Ecatepec—tissue products—(3)

Magdalena—health care products

Morelia—tissue products—(1) & (3)

Nogales—health care products

Orizaba—tissue products—(1), (2) & (3)

Ramos Arizpe—tissue products and diapers—(1), (2) & (3)

Texmelucan—tissue products—(2) & (3)

Tlaxcala—diapers, nonwovens and wet wipes—(3)

Peru

Puente Piedra—tissue products—(1) & (2)

Villa—diapers and feminine care and incontinence care products

Philippines

San Pedro, Laguna—feminine care products, diapers and tissue products—(1) & (2)

Poland

Klucze—tissue products—(1)

Saudi Arabia

Al-Khobar—diapers, feminine care and tissue products—(1), (2) & (3)

Singapore

Tuas—diapers

Slovak Republic

Piestany—health care products

South Africa

Cape Town—tissue and feminine care—(1) & (2)

Springs—tissue products and diapers—(1) & (2)

Spain

Aranguren—tissue products—(2)

Arceniega—tissue products and personal cleansing products and systems—(2)

Calatayud—diapers

(1)	Consumer Tissue

(2)	K-C Professional & Other

(3)	Equity company production facility

PART I

(Continued)

Salamanca—tissue products—(1)

Telde, Canary Islands—tissue products—(1)

Switzerland

Niederbipp—tissue products—(1)

Taiwan

Chung Li—tissue, feminine care products and diapers—(1) & (2)

Hsin-Ying—tissue products—(1) & (2)

Ta-Yuan—tissue products—(1) & (2)

Thailand

Hat Yai—disposable gloves

Pathumthani—feminine care and tissue products

Samut Prakarn—tissue products—(1) & (2)

Turkey

Istanbul—diapers

United Kingdom

Barrow—tissue products—(1)

Barton-upon-Humber—diapers and nonwovens

Flint—tissue products and nonwovens—(1) & (2)

Northfleet—tissue products—(1)

Venezuela

Guaicaipuro—tissue products and diapers—(1) & (2)

Vietnam

Binh Duong—feminine care products

(1)	Consumer Tissue

(2)	K-C Professional & Other

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

In May 2007, a wholly-owned subsidiary of the Corporation was served a summons in Pennsylvania state court by the Delaware County Regional Water Quality Authority (“Delcora”). Also in May 2007, Delcora initiated an administrative action against the Corporation. Delcora is a public agency that operates a sewerage

PART I

(Continued)

system and a wastewater treatment facility serving industrial and municipal customers, including Kimberly-Clark’s Chester Mill. Delcora also regulates the discharge of wastewater from the Chester Mill. Delcora has alleged in the summons and the administrative action that the Corporation underreported the quantity of effluent discharged to Delcora from the Chester Mill for several years due to an inaccurate effluent metering device and owes additional amounts. The Corporation’s action for declaratory judgment in the Federal District Court for the Eastern District of Pennsylvania was dismissed in December 2007. The Corporation continues to believe that Delcora’s allegations lack merit and intends to vigorously defend against Delcora’s actions. In management’s opinion, this matter is not expected to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

The Corporation received a notice of violation from the Washington State Department of Ecology (“DOE”) in October 2007 alleging a violation of certain Washington State environmental regulations at the Corporation’s property in Everett, Washington. In December 2007, the DOE notified the Corporation of its intention to seek a penalty of $235,000, based on the alleged violation. The Corporation believes that it has already corrected the alleged non-compliant activity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

As of February 14, 2008, the Corporation had 30,458 holders of record of its common stock.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs. During 2007, the Corporation purchased $2.8 billion worth of its common stock. The following table contains information for shares repurchased during the fourth quarter of 2007. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (2007)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to 31	1,392,000	$69.95	5,534,411	44,465,589
November 1 to 30	1,281,000	68.97	6,815,411	43,184,589
December 1 to 31	1,199,000	69.25	8,014,411	41,985,589

Total	3,872,000

(a)	All share repurchases between October 1, 2007 and December 31, 2007 were made pursuant to a share repurchase program authorized by the Corporation’s Board of Directors on July 23, 2007, which allows for the repurchase of 50 million shares in an amount not to exceed $5.0 billion.

In addition, during November and December 2007, 3,606 shares at a cost of $249,716 and 3,315 shares at a cost of $232,953, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards. No such shares were purchased during October 2007.

PART II

(Continued)

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2007	2006		2005(b)	2004(c)	2003(c)
	(Millions of dollars, except per share amounts)
Net Sales	$18,266.0	$16,746.9		$15,902.6	$15,083.2	$14,026.3
Gross Profit	5,703.9	5,082.1		5,075.2	5,068.5	4,794.4
Operating Profit	2,616.4	2,101.5		2,310.6	2,506.4	2,331.6
Share of Net Income of Equity Companies	170.0	218.6	(a)	136.6	124.8	107.0

Income from:
Continuing operations	1,822.9	1,499.5		1,580.6	1,770.4	1,643.6
Discontinued operations	—	—		—	29.8	50.6
Cumulative effect of accounting change	—	—		(12.3)	—	—
Net income	1,822.9	1,499.5		1,568.3	1,800.2	1,694.2
Per share basis:
Basic
Continuing operations	4.13	3.27		3.33	3.58	3.24
Discontinued operations	—	—		—	.06	.10
Cumulative effect of accounting change	—	—		(.03)	—	—
Net income	4.13	3.27		3.30	3.64	3.34
Diluted
Continuing operations	4.09	3.25		3.31	3.55	3.23
Discontinued operations	—	—		—	.06	.10
Cumulative effect of accounting change	—	—		(.03)	—	—
Net income	4.09	3.25		3.28	3.61	3.33
Cash Dividends Per Share
Declared	2.12	1.96		1.80	1.60	1.36
Paid	2.08	1.92		1.75	1.54	1.32
Total Assets	$18,439.7	$17,067.0		$16,303.2	$17,018.0	$16,779.9
Long-Term Debt	4,393.9	2,276.0		2,594.7	2,298.0	2,733.7
Stockholders’ Equity	5,223.7	6,097.4		5,558.2	6,629.5	6,766.3

(a)	The Corporation’s share of net income includes a gain of approximately $46 million from the sale by Kimberly-Clark de Mexico, S.A.B. de C.V. of its pulp and paper business.

(b)	In accordance with the requirements of Financial Accounting Standards Board Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, the Corporation recorded a pretax asset retirement obligation of $23.6 million at December 31, 2005. The cumulative effect on income, net of related income tax effects, of recording the asset retirement obligation was $12.3 million, or $.03 per share. See Item 8, Note 1 to the Consolidated Financial Statements.

(c)	Income statement data present the results of Neenah Paper’s fine and technical papers businesses as discontinued operations since those businesses were spun-off in 2004.

PART II

(Continued)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide investors with an understanding of the Corporation’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2007 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Variable Interest Entities

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	New Accounting Standards

•	Business Outlook

•	Forward-Looking Statements

Overview of Business

The Corporation is a global health and hygiene company with manufacturing facilities in 36 countries and its products are sold in more than 150 countries. The Corporation’s products are sold under such well-known brands as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. The Corporation has four reportable global business segments: Personal Care; Consumer Tissue; K-C Professional & Other; and Health Care. These global business segments are described in greater detail in Item 8, Note 17 to the Consolidated Financial Statements.

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

•

Product innovation—Past results and future prospects depend in large part on product innovation. The Corporation relies on its ability to develop and introduce new or improved products to drive sales and volume growth and to achieve and/or maintain category leadership. In order to introduce new or improved products, the technology to support those products must be acquired or developed. Research and development expenditures are directed towards new or improved personal care, tissue and health care products and nonwoven materials.

•	Competitive environment—Past results and future prospects are significantly affected by the competitive environment in which we operate. We experience intense competition for sales of our

PART II

(Continued)

principal products in our major markets, both domestically and internationally. Our products compete with widely-advertised, well-known, branded products, as well as private label products, which are typically sold at lower prices. We have several major competitors in most of our markets, some of which are larger and more diversified. The principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price, and marketing and distribution capabilities.

Aggressive competitive actions in 2006 and 2007 have required increased promotional spending to support new product introductions and enable competitive pricing in order to protect the position of the Corporation’s products in the market. We expect competition to continue to be intense in 2008.

•

Market shares—Achieving leading market shares in our principal products has been an important part of our past performance. We hold number 1 or 2 share positions in more than 80 countries. Achieving and maintaining leading market shares is important because of ongoing consolidation of retailers and the trend of leading merchandisers seeking to stock only the top competitive brands.

•

Cost controls—To maintain our competitive position, we must control our manufacturing, distribution and other costs. We have achieved cost savings from reducing material costs and manufacturing waste and realizing productivity gains and distribution efficiencies in our business segments. Our ability to control costs can be affected by changes in the price of pulp, oil and other commodities we consume in our manufacturing processes. Our strategic investments in information systems and partnering with third-party providers of administrative services should also allow further cost savings through streamlining administrative activities.

•

Foreign currency and commodity risks—As a multinational enterprise, we are exposed to changes in foreign currency exchange rates, and we are also exposed to changes in commodity prices. Our ability to effectively manage these risks can have a material impact on our results of operations.

Overview of 2007 Results

The Corporation experienced significant raw materials cost inflation in 2007, as well as continued competitive pressures.

•	Net sales rose 9.1 percent.

•	Growth was driven by higher sales volumes, favorable currency effects, increased net selling prices and an improved product mix.

•	Operating profit increased 24.5 percent and net income and diluted earnings per share increased 21.6 percent and 25.8 percent, respectively.

•

Higher net sales, lower charges for the strategic cost reduction plan of $377 million and cost savings of about $265 million overcame the effects of about $350 million of cost inflation and a $50 million increase in strategic marketing expense.

•	Cash flow from operations was $2.4 billion, a decrease of 5.8 percent.

•	The Corporation returned $3.7 billion to shareholders through dividends and share repurchases.

Results of Operations and Related Information

This section contains a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2007 results of operations. This discussion and analysis compares 2007 results to 2006, and 2006 results to 2005. Each discussion focuses first on consolidated results, and then the results of each reportable business segment.

PART II

(Continued)

Analysis of Consolidated Net Sales

By Business Segment

	Year Ended December 31
	2007	2006	2005
	(Millions of dollars)
Personal Care	$7,562.7	$6,740.9	$6,287.4
Consumer Tissue	6,474.5	5,982.0	5,781.3
K-C Professional & Other	3,039.2	2,813.1	2,672.2
Health Care	1,206.8	1,237.4	1,149.6
Corporate & Other	40.7	32.3	31.4
Intersegment sales	(57.9)	(58.8)	(19.3)

Consolidated	$18,266.0	$16,746.9	$15,902.6

By Geographic Area

	Year Ended December 31
	2007	2006	2005
	(Millions of dollars)
United States	$9,875.6	$9,405.6	$9,093.1
Canada	568.8	538.0	516.4
Intergeographic sales	(252.3)	(249.2)	(254.7)

Total North America	10,192.1	9,694.4	9,354.8
Europe	3,469.4	3,153.4	3,072.8
Asia, Latin America and other	5,251.7	4,480.9	4,019.2
Intergeographic sales	(647.2)	(581.8)	(544.2)

Consolidated	$18,266.0	$16,746.9	$15,902.6

Commentary:

2007 versus 2006

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total Change	Volume	Net Price	Currency	Mix/ Other
Consolidated	9.1	4	1	3	1
Personal Care	12.2	8	—	3	1
Consumer Tissue	8.2	1	2	4	1
K-C Professional & Other	8.0	3	1	3	1
Health Care	(2.5)	(5)	—	1	1

Consolidated net sales increased 9.1 percent from 2006. Sales volumes rose 4 percent, driven by growth in the personal care and K-C Professional & Other segments. Net selling prices increased 1 percent primarily on higher net selling prices for consumer tissue. Favorable currency effects, primarily in Europe, Australia and Brazil, and improved product mix added about 3 percent and 1 percent, respectively, to the increase.

PART II

(Continued)

•

Worldwide net sales of personal care products increased 12.2 percent due to higher sales volumes, favorable currency effects and improved product mix, while net selling prices remained about the same as last year. Each of the regions contributed to the increased sales volumes.

In North America, net sales increased nearly 8 percent primarily on the strength of increased sales volumes. Product innovations spurred volume growth, with a double-digit gain for Huggies baby wipes, high single-digit growth for Huggies diapers and mid single-digit increases for the Corporation’s child care and incontinence care brands. Child care sales volumes benefited from the late third quarter introduction of GoodNites Sleep Boxers and Sleep Shorts, a unique offering in the youth pants category. Meanwhile, sales volumes of Kotex feminine care products were below year-ago levels. Net selling prices increased about 1 percent.

Net sales in Europe increased about 11 percent, principally due to favorable currency effects. Higher sales volumes of more than 2 percent were offset by lower net selling prices. The sales volume gains reflect higher sales of Huggies diapers and baby wipes across the region, including a more than 2 percent volume gain for Huggies diapers in the four core markets—United Kingdom, France, Italy and Spain. The lower net selling prices were due to meeting competitive promotional activity.

In the developing and emerging markets, net sales increased nearly 21 percent driven by a more than 13 percent increase in sales volumes. The growth in sales volumes was broad-based, with particular strength throughout most of Latin America and in South Korea, China and Russia. Favorable currency effects, primarily in Australia and Brazil, added about 6 percent to the higher net sales while net selling prices were about even with last year.

•

Worldwide net sales of consumer tissue products increased 8.2 percent with about half the gain coming from favorable currency effects, primarily in Europe, Australia and Brazil. Higher net selling prices, principally in North America and the developing and emerging markets, added 2 percent to the higher net sales while higher sales volumes and favorable product mix each contributed about 1 percent.

In North America, net sales rose more than 5 percent due to nearly 3 percent higher sales volumes and about 2 percent higher net selling prices. Sales volumes for bathroom tissue and paper towels increased 5 percent and 4 percent, respectively, on growth for Scott bathroom tissue and Viva paper towels reflecting product improvements for these brands. Net selling prices were impacted by promotional activity, late in the year, in support of product upgrades, including the Corporation’s improved Cottonelle bathroom tissue, as well as to support facial tissue in anticipation of a seasonal pick-up in sales volumes that had not yet occurred because of a weaker cold and flu season in the fourth quarter of 2007.

In Europe, net sales increased approximately 9 percent, principally due to favorable currency exchange rates. Improved product mix was negated by an overall sales volume decline of about 1 percent that resulted from the Corporation’s 2006 decision to shed low-margin business following the sale or closure of certain facilities in the region. Sales volume increases for Andrex bathroom tissue and Kleenex facial tissue were not sufficient to offset the withdrawal from the low-margin business. Net selling prices remained about the same as in the prior year.

In the developing and emerging markets, net sales increased more than 12 percent. About half of the increase was due to favorable currency effects. Improved product mix of nearly 3 percent was tempered by lower sales volumes of slightly more than 1 percent. Net selling prices increased almost 5 percent as selling prices were raised during the year in most developing and emerging markets in response to higher raw material costs.

•	Worldwide net sales of K-C Professional & Other products increased 8.0 percent. Sales volumes increased more than 3 percent with double-digit growth in Latin America and 4 percent higher sales

PART II

(Continued)

volumes in North America led by advances for Kleenex, Scott and Cottonelle washroom brands and Kimtech and WypAll wiper brands. Higher net selling prices added about 1 percent to the increase in net sales and favorable currency effects contributed over 3 percent.

•

Worldwide net sales of health care products declined about 2.5 percent. Improved product mix of about 1 percent and favorable currency effects of the same magnitude partially offset a decline in sales volumes of about 5 percent. The decrease in sales volumes was mainly attributable to a higher level of sales of face masks last year primarily due to avian flu preparedness and the impact of the Corporation’s decision in the second half of 2006 to exit the latex exam glove business. During 2007, the Corporation made progress in transitioning customers and users from latex to its higher-margin, clinically-preferred nitrile gloves. Sales of exam gloves improved sequentially in the fourth quarter of 2007 versus the third quarter 2007 levels. Nevertheless, the growth in sales of nitrile gloves did not compensate for the drop-off in sales of latex gloves, due in part to supply constraints earlier in 2007 and competitive market conditions. In other areas of the business, sales of medical devices, particularly Ballard respiratory catheters, generated high single-digit improvement.

2006 versus 2005

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume	Net Price	Currency	Mix/ Other
Consolidated	5.3	2	1	1	1
Personal Care	7.2	6	(1)	1	1
Consumer Tissue	3.5	(1)	3	1	1
K-C Professional & Other	5.3	1	2	1	1
Health Care	7.6	6	1	—	1

Consolidated net sales increased 5.3 percent from 2005. Sales volumes rose more than 2 percent, driven by growth in the personal care and health care segments. Net selling prices increased more than 1 percent, as higher net selling prices for consumer tissue were partially offset by lower net selling prices for personal care. Favorable currency effects, primarily in Korea and Brazil, and improved product mix each added about 1 percent.

•

Worldwide net sales of personal care products increased 7.2 percent due to higher sales volumes, with each of the regions contributing to the increase, favorable currency effects and improved product mix, partially offset by lower net selling prices.

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

PART II

(Continued)

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

•

Worldwide net sales of K-C Professional & Other products increased 5.3 percent due to 2 percent higher net selling prices, while sales volumes, favorable product mix and currency each added about 1 percent. North America led the higher net selling prices due to several contract price increases over the last two years.

•

Worldwide net sales of health care products rose 7.6 percent on the strength of nearly 6 percent higher sales volumes. The sales volume growth reflects gains for face masks, sterilization wrap and the new Sterling Nitrile exam glove. Higher net selling prices and favorable product mix each contributed about 1 percent to the increase.

Analysis of Consolidated Operating Profit

By Business Segment

	Year Ended December 31
	2007	2006	2005
	(Millions of dollars)
Personal Care	$1,562.4	$1,302.5	$1,242.2
Consumer Tissue	702.4	772.6	805.8
K-C Professional & Other	478.2	472.1	472.8
Health Care	195.0	211.2	200.4
Other income and (expense), net	18.4	(32.3)	(27.2)
Corporate & Other	(340.0)	(624.6)	(383.4)

Consolidated	$2,616.4	$2,101.5	$2,310.6

PART II

(Continued)

By Geographic Area

	Year Ended December 31
	2007	2006	2005
	(Millions of dollars)
United States	$1,852.6	$1,856.2	$1,973.5
Canada	157.2	142.8	107.7
Europe	258.1	211.1	165.9
Asia, Latin America and other	670.1	548.3	474.1
Other income and (expense), net	18.4	(32.3)	(27.2)
Corporate & Other	(340.0)	(624.6)	(383.4)

Consolidated	$2,616.4	$2,101.5	$2,310.6

Note:	Other income and (expense), net and Corporate & Other include the following amounts of pretax charges for the strategic cost reductions.

	2007	2006	2005
	(Millions of dollars)
Other income and (expense), net	$14.0	$(8.0)	$—
Corporate & Other	(121.2)	(476.4)	(228.6)

Commentary:

2007 versus 2006

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Raw Materials Cost	Energy and Distribution Expense	Currency	Other(a)
Consolidated	24.5	16	8	(16)	(4)	4	17(b)
Personal Care	20.0	19	1	(8)	(2)	3	7
Consumer Tissue	(9.1)	6	16	(18)	(7)	2	(8)
K-C Professional & Other	1.3	8	6	(16)	(1)	2	2
Health Care	(7.7)	1	(2)	(6)	(4)	6	(3)

(a)	Includes the benefit of cost savings achieved, net of higher marketing and general expenses.

(b)	Charges for strategic cost reductions were $377.2 million lower in 2007 than in 2006.

Consolidated operating profit increased $514.9 million or 24.5 percent. Lower charges for the Strategic Cost Reduction Plan (the “Plan”) increased operating profit by $377.2 million. These charges, as discussed later in this MD&A and in Item 8, Note 2 to the Consolidated Financial Statements, are not included in the business segments. In addition, cost savings generated by the Plan totaled approximately $105 million during 2007. Other factors affecting the comparison with 2006 were savings of nearly $160 million for the Corporation’s Focused On Reducing Costs Everywhere program, higher sales volumes and increased net selling prices. Partially offsetting these improvements were raw materials cost inflation of almost $350 million, increased strategic marketing expenses of about $50 million and higher general and administrative expenses. The increased general and administrative expenses were to a large extent in support of growth in the developing and emerging markets. Operating profit as a percent of net sales increased to 14.3 percent from 12.5 percent in 2006.

PART II

(Continued)

•

Operating profit for personal care products increased 20.0 percent. Cost savings and higher sales volumes more than offset raw materials cost inflation, the costs for product improvements and increased general and administrative expenses.

Operating profit in North America increased nearly 13 percent primarily on the strength of higher sales volumes. Cost savings and slightly higher net selling prices offset the effect of raw materials cost inflation. Increased operating profit in Europe was driven by cost savings and higher sales volumes, despite lower net selling prices. Operating profit in the developing and emerging markets increased more than 25 percent on sales volume growth and cost savings that more than offset increased marketing and general and administrative expenses.

•

Operating profit for consumer tissue products decreased 9.1 percent as higher net selling prices and cost savings were more than offset by raw materials cost inflation, the costs for product improvements and higher manufacturing costs.

In North America, operating profit declined more than 15 percent because higher net selling prices were more than offset by raw materials cost inflation, primarily pulp costs, the costs of product improvements and higher manufacturing costs. Operating profit in Europe increased due to cost savings and favorable currency effects tempered by raw materials cost inflation and higher marketing and general and administrative expenses. In the developing and emerging markets, operating profit declined slightly as net selling price gains were more than offset by increased pulp costs, higher manufacturing costs and increased general and administrative expenses.

•

Operating profit for K-C Professional & Other products increased 1.3 percent because higher sales volumes, increased net selling prices and cost savings were substantially negated by cost inflation for both virgin fiber and wastepaper.

•

Operating profit for health care products decreased 7.7 percent as the benefits of cost savings and favorable currency effects were more than offset by raw materials cost inflation, primarily for nonwovens, and increased distribution and selling expenses.

Strategic Cost Reduction Plan

During 2007, the Corporation continued to make progress implementing the Strategic Cost Reduction Plan that supports the targeted growth initiatives announced in July 2005. As previously disclosed, management expects this plan to reduce costs by streamlining manufacturing and administrative operations, primarily in North America and Europe, creating a more competitive platform for growth and margin improvement.

Pretax charges totaling $107.2 million, $484.4 million and $228.6 million for these cost reduction initiatives ($61.4 million, $345.0 million and $167.6 million after tax) were recorded in 2007, 2006 and 2005, respectively. See Item 8, Note 2 to the Consolidated Financial Statements for the detail of the costs recorded by year.

Based on current estimates, the strategic cost reductions are expected to result in cumulative charges of approximately $880 million to $910 million before tax ($610—$630 million after tax) by the end of 2008. The change in estimate from the previous range of $950 million to $1.0 billion is primarily due to reduced severances because of higher attrition, as well as higher than anticipated proceeds from asset sales. The Corporation expects the Plan will yield anticipated annual pretax savings of at least $350 million by 2009. Continuous productivity gains over the last several years along with investments in state-of-the-art manufacturing capacity are enabling the Corporation to consolidate production at fewer facilities. Cash costs related to the sale, closure or streamlining of operations, relocation of equipment, severance and other expenses are expected to account for approximately 35 percent of the charges. Noncash charges consist primarily of incremental depreciation and amortization and asset impairments and write-offs.

PART II

(Continued)

By the end of 2008, management anticipates there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees. As of December 31, 2007, a net workforce reduction of approximately 4,700 had occurred. Approximately 24 manufacturing facilities, or 17 percent of the Corporation’s worldwide total, are expected to be sold, closed or streamlined. There is a particular focus on Europe, aimed at improving business results in the region. The Corporation intends to continue to consolidate and streamline manufacturing facilities, further improve operating efficiencies, and reduce selling, general and administrative expenses while reinvesting in key growth opportunities there. As of December 31, 2007, charges have been recorded related to the cost reduction initiatives for 23 facilities.

The strategic cost reductions are corporate decisions and are not included in the business segments’ operating profit performance. See Item 8, Note 17 to the Consolidated Financial Statements for the 2007, 2006 and 2005 costs of the strategic cost reductions by business segment and geographic area.

Other income and (expense), net

Other income and (expense), net for 2007 includes a gain of $16.4 million for the settlement of litigation related to prior years’ operations in Latin America. Currency transaction losses included in this line item were about $10 million lower in 2007 than in 2006. In addition, gains on dispositions of facilities in 2007, as part of the Strategic Cost Reduction Plan, were about $14 million compared with costs of $8 million in 2006.

Commentary:

2006 versus 2005

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Raw Materials Cost	Energy and Distribution Expense	Currency	Other(a)
Consolidated	(9.0)	7	9	(10)	(8)	2	(9)(b)
Personal Care	4.9	10	(5)	(7)	(2)	2	7
Consumer Tissue	(4.1)	(2)	23	(11)	(13)	—	(1)
K-C Professional & Other	(.1)	1	12	(7)	(7)	1	—
Health Care	5.4	18	4	(12)	(5)	—	—

(a)	Includes the benefit of cost savings achieved, net of higher marketing and general expenses.

(b)	Charges for strategic cost reductions were $255.8 million higher in 2006 than in 2005.

Consolidated operating profit declined 9.0 percent or $209.1 million. Primary factors that affected the comparison were approximately $256 million of higher charges in 2006 for the Strategic Cost Reduction Plan that are not included in the business segments (as previously discussed in this MD&A and in Item 8, Note 2 to the Consolidated Financial Statements), cost inflation of about $385 million and higher marketing, research and general expenses. Partially offsetting those factors were gross cost savings of about $265 million, higher net selling prices and increased sales volumes. As discussed in Item 8, Note 6 to the Consolidated Financial Statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). Stock option expense, under the provisions of SFAS 123R, reduced 2006 operating profit by about $35 million. Operating profit as a percent of net sales declined to 12.5 percent from 14.5 percent in 2005.

•

Operating profit for personal care products increased 4.9 percent. Cost savings and higher sales volumes more than offset raw material cost inflation—primarily for polymer resins and superabsorbents—and lower net selling prices.

PART II

(Continued)

Operating profit in North America was even with 2005 as higher sales volumes and cost savings were offset by lower net selling prices, materials cost inflation and higher manufacturing costs partly related to product improvements. In Europe, operating results improved due to higher sales volumes, cost savings and lower marketing, research and general expenses. Operating profit in the developing and emerging markets increased more than 10 percent primarily due to increased sales volumes and improved product mix, tempered by increased marketing expenses.

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

•

Operating profit for K-C Professional & Other products declined .1 percent because higher pulp, energy and distribution costs and increased marketing, research and general expenses more than offset higher net selling prices and cost savings.

•

Operating profit for health care products increased 5.4 percent. The higher sales volumes, favorable product mix and cost savings combined to more than offset raw materials inflation and higher general expenses.

Other income and (expense), net

Other income and (expense), net increased by $5.1 million in 2006. While currency transaction losses were lower in 2006 than the prior year, 2005 included income of approximately $22 million from an insurance claim for partial recovery of damages related to a fire in 2004 at a facility in Europe. Also included in 2006 are the previously mentioned costs of $8.0 million for facilities disposed of as part of the strategic cost reduction plan.

Additional Income Statement Commentary

Synthetic Fuel Partnerships

As described in Item 8, Note 14 to the Consolidated Financial Statements, the Corporation owns minority interests in two synthetic fuel partnerships. Pretax losses from participation in these partnerships are reported as nonoperating expense in the Consolidated Income Statement. The lower level of losses in 2007 and 2006 compared with 2005 was primarily due to the partnerships reducing operations in anticipation of the phase-out of related income tax credits as the price of crude oil increased during both 2007 and 2006. The Corporation’s income tax provision was reduced by $80.5 million in 2007, compared with $86.0 million in 2006 resulting from the income tax credits and tax benefits of these investments. The Corporation’s income tax provision in 2006 was $148.3 million higher as a result of decreased income tax credits and tax benefits compared with 2005. Diluted earnings per share benefited by $.03 in 2007 compared with $.04 and $.12 in 2006 and 2005, respectively, from the synthetic fuel investments.

2007 versus 2006

•	Interest expense increased principally due to a higher average level of debt. See Item 8, Note 4 to the Consolidated Financial Statements for detail on debt issued in the third quarter of 2007.

PART II

(Continued)

•

The Corporation’s effective income tax rate was 23.1 percent for 2007 compared with 25.4 percent in 2006. The decrease for 2007 was primarily due to favorable settlements of tax issues related to prior years and the reversal of valuation allowances on deferred tax assets at certain majority-owned subsidiaries in Latin America based on a sustained improvement in the subsidiaries’ operating results partially offset by lower foreign tax credit benefits in 2007.

•

The Corporation’s share of net income from equity companies decreased $48.6 million primarily due to lower net income at Kimberly-Clark de Mexico, S.A.B. de C.V. (“KCM”). Included in 2006 results was a gain of $45.6 million from the sale by KCM of its pulp and paper business. The remainder of the decline was due to lower operating profit at KCM as net sales growth did not overcome the effect of higher raw materials costs.

•	Minority owners’ share of subsidiaries net income increased $33.3 million primarily due to the minority owners’ share of the above-mentioned tax benefits at majority-owned subsidiaries.

•

As a result of the Corporation’s share repurchase program, including the Accelerated Share Repurchase (“ASR”) program, the average number of common shares outstanding declined, which benefited 2007 net income by $.14 per share. This benefit was mostly offset by the higher interest expense associated with the third quarter 2007 debt issuances that funded the ASR. See Item 8, Note 8 to the Consolidated Financial Statements for detail on the ASR.

2006 versus 2005

•	Interest expense increased primarily due to higher average interest rates.

•	The Corporation’s effective tax rate was 25.4 percent in 2006 compared with 22.3 percent in 2005 primarily due to the reduced benefits from the synthetic fuel partnerships discussed above.

•

The Corporation’s share of net income of equity companies increased $82.0 million including the $45.6 million gain from the sale of KCM’s pulp and paper business in the fourth quarter of 2006. The remainder of the increase was driven by continued double-digit profit growth for KCM’s consumer business as well as lower currency transaction losses at KCM compared with 2005.

•	Minority owners’ share of subsidiaries’ net income increased $8.3 million primarily because of higher earnings of companies in the developing and emerging markets.

•	As a result of the Corporation’s share repurchase program, the average number of common shares outstanding declined, which benefited 2006 net income by $.11 per share.

Liquidity and Capital Resources

	Year Ended December 31
	2007	2006
	(Millions of dollars)
Cash provided by operations	$2,428.9	$2,579.5
Capital spending	989.3	972.1
Acquisitions of businesses, net of cash acquired	15.7	99.6
Ratio of total debt and redeemable preferred securities to capital(a)	53.2%	40.3%
Pretax interest coverage—times	8.2	8.0

(a)	Capital is total debt and redeemable preferred securities plus stockholders’ equity and minority owners’ interest in subsidiaries.

PART II

(Continued)

Cash Flow Commentary:

Cash provided by operations decreased $150.6 million in 2007 compared with 2006. Included in 2006 was a special dividend of $123 million from KCM, and the balance of the decrease was primarily due to a higher investment in working capital.

Contractual Obligations:

The following table presents the Corporation’s total contractual obligations for which cash flows are fixed or determinable.

	Total	2008	2009	2010	2011	2012	2013+
	(Millions of dollars)
Contractual obligations
Long-term debt	$4,635	$241	$70	$488	$9	$405	$3,422
Interest payments on long-term debt	3,099	263	251	236	220	220	1,909
Operating leases	577	126	102	79	65	52	153
Unconditional purchase obligations	2,351	721	599	511	123	109	288
Open purchase orders	1,420	1,420	—	—	—	—	—

Total contractual obligations	$12,082	$2,771	$1,022	$1,314	$417	$786	$5,772

Obligations Commentary:

•	Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2007.

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

The above table does not include future payments that the Corporation will make for other postretirement benefit obligations. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, the Corporation anticipates making annual payments for these obligations within a range from more than $85 million in 2008 to more than $100 million by 2017.

As of December 31, 2007, the Corporation has accrued income tax liabilities for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

Deferred taxes, minority owners’ interests and payments related to pension plans are also not included in the table.

A consolidated financing subsidiary has issued two classes of redeemable preferred securities. The holder of the securities can elect to have the subsidiary redeem the first class in December 2011 and the second class in December 2014 and each 7-year anniversary thereafter. Management currently anticipates that these securities

PART II

(Continued)

will not be redeemed at the next redemption dates, and therefore they are not included in the above table. In the event that the holder of the securities does elect to have its preferred securities redeemed at the next respective redemption date, the Corporation would be required to pay approximately $500 million in 2011 and approximately $500 million in 2014. See Item 8, Note 5 to the Consolidated Financial Statements for additional information regarding these securities.

Investing Commentary:

•

During 2007, the Corporation’s capital spending of $989.3 million was within the long-term targeted range of 5 percent to 6 percent of net sales. Management believes that this capital spending target range is appropriate.

•

During the first quarter of 2007, the Corporation acquired the remaining 50 percent interest in its Indonesian subsidiary, P.T. Kimberly-Lever Indonesia for $15.7 million. See Item 8, Note 3 to the Consolidated Financial Statements for additional detail.

Financing Commentary:

•	At December 31, 2007, total debt and redeemable preferred securities was $6.5 billion compared with $4.4 billion last year end.

•

On July 23, 2007, the Corporation entered into an accelerated share repurchase agreement (the “ASR Agreement”) through which it purchased approximately 29.6 million shares of its common stock from Bank of America, N.A., at an initial purchase price of $67.48 per share, or an aggregate of $2 billion. On July 30, 2007, the Corporation issued $2.1 billion of long-term notes and used a portion of the net proceeds from the sale of these notes to repay a short-term revolving credit agreement, under which the Corporation borrowed $2 billion on July 27, 2007 to fund the settlement of the ASR Agreement. See Item 8, Notes 4 and 8 to the Consolidated Financial Statements for a discussion of the ASR Agreement.

•

In connection with the new long-term Notes described in Item 8, Note 4 to the Consolidated Financial Statements, on July 24, 2007, Standard & Poor’s lowered the Corporation’s senior unsecured debt rating to A+ with a negative outlook and Moody’s Investor Services lowered its rating to A2 with a stable outlook. The Corporation’s commercial paper rating was lowered by Standard & Poor’s from A1+ to A1 while it remained unchanged at P1 by Moody’s Investor Services.

•

During the fourth quarter of 2006, the Corporation issued $200 million of dealer remarketable securities that have a final maturity in 2016. These securities are classified as current portion of long-term debt as the result of the remarketing provisions of these debt instruments, which require that each year the securities either be remarketed by the dealer or repaid by the Corporation. During the fourth quarter of 2007, the Corporation remarketed these securities at an interest rate of 4.42 percent. The proceeds from the sale of the notes in 2006 were used for general corporate purposes and for the reduction of existing indebtedness, including portions of the Corporation’s outstanding commercial paper program.

•	At December 31, 2007, the Corporation had fixed-to-floating interest rate swap agreements related to a $500 million 5.0% Note that matures on August 15, 2013.

•

At December 31, 2006, the Corporation had a $1.5 billion unused revolving credit facility that was scheduled to expire in June 2010. In September 2007, the Corporation renegotiated this facility, maintaining availability at $1.5 billion with a feature that would allow for increasing this facility to $2.0 billion. The previous lender participation structure was substantially unchanged and the cost of the facility was reduced. This facility, which expires in September 2012, remained unused at December 31, 2007. The Corporation anticipates that this facility will be renewed when it expires.

PART II

(Continued)

•

For the full year 2007, the Corporation repurchased 41.2 million shares of its common stock at a cost of approximately $2.8 billion, including those in the ASR Agreement and approximately 3.9 million shares repurchased during the fourth quarter at a cost of approximately $269 million. The monthly detail of share repurchases for the fourth quarter of 2007 is included in Part II, Item 5 of this Form 10-K.

•	The Corporation has not experienced difficulty in issuing commercial paper in 2008 despite the current constrained credit environment in the United States (“U.S.”).

Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, repurchases of common stock and other needs in the foreseeable future.

Variable Interest Entities

The Corporation has interests in the following financing and real estate entities and synthetic fuel partnerships described in Item 8, Notes 10, 11 and 14 to the Consolidated Financial Statements, all of which are subject to the requirements of Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities—an Interpretation of ARB 51 (“FIN 46R”).

Financing Entities

The Corporation holds a significant interest in two financing entities that were used to monetize long-term notes received from the sale of certain nonstrategic timberlands and related assets to nonaffiliated buyers. These transactions qualified for the installment method of accounting for income tax purposes and met the criteria for immediate profit recognition for financial reporting purposes contained in SFAS No. 66, Accounting for Sales of Real Estate. These sales involved notes receivable with an aggregate face value of $617 million and a fair value of approximately $593 million at the date of sale. The notes receivable are backed by irrevocable standby letters of credit issued by money center banks, which aggregated $617 million at December 31, 2007.

Because the Corporation desired to monetize the $617 million of notes receivable and continue the deferral of current income taxes on the gains, it transferred the notes received from the sales to noncontrolled financing entities. The Corporation has minority voting interests in each of the financing entities (collectively, the “Financing Entities”). The transfers of the notes and certain other assets to the Financing Entities were made at fair value, were accounted for as asset sales and resulted in no gain or loss. In conjunction with the transfer of the notes and other assets, the Financing Entities became obligated for $617 million in third-party debt financing. A nonaffiliated financial institution has made substantive capital investments in each of the Financing Entities, has majority voting control over them and has substantive risks and rewards of ownership of the assets in the Financing Entities. The Corporation also contributed intercompany notes receivable aggregating $662 million and intercompany preferred stock of $50 million to the Financing Entities, which serve as secondary collateral for the third-party lending arrangements. In the unlikely event of default by both of the money center banks that provided the irrevocable standby letters of credit, the Corporation could experience a maximum loss of $617 million under these arrangements.

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

PART II

(Continued)

See Item 8, Note 5 to the Consolidated Financial Statements for a description of the Corporation’s Luxembourg-based financing subsidiary, which is consolidated because the Corporation is the primary beneficiary of the entity.

Real Estate Entities

The Corporation participates in the U.S. affordable housing and historic renovation real estate markets. Investments in these markets are encouraged by laws enacted by the U.S. Congress and related federal income tax rules and regulations. Accordingly, these investments generate income tax credits and tax losses that are used to reduce the Corporation’s income tax liabilities. The Corporation invested in these markets through (i) partnership arrangements as a limited partner, (ii) limited liability companies as a nonmanaging member and (iii) investments in various funds in which the Corporation is one of many noncontrolling investors. These entities borrow money from third parties generally on a nonrecourse basis and invest in and own various real estate projects.

FIN 46R requires the Corporation to consolidate certain real estate entities because it is the primary beneficiary of them. The Corporation also consolidates certain other real estate entities pursuant to SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. The assets of these entities classified principally as property, plant and equipment on the Consolidated Balance Sheet at December 31, 2007, have a carrying amount aggregating $166.4 million that serves as collateral for $117.6 million of obligations of these ventures. Neither the creditors nor the other beneficial interest holders of these consolidated ventures have recourse to the general credit of the Corporation, except for $22.2 million of permanent financing debt, which is guaranteed by the Corporation. As of December 31, 2007, the Corporation has earned income tax credits totaling approximately $88.8 million on its consolidated real estate entities.

The Corporation accounts for its interests in its nonconsolidated real estate entities by the equity method of accounting or by the effective yield method, as appropriate, and has accounted for the related income tax credits and other tax benefits as a reduction in its income tax provision. As of December 31, 2007, the Corporation had net equity of $14.3 million in its nonconsolidated real estate entities. The Corporation has earned income tax credits totaling approximately $87.5 million on these nonconsolidated real estate entities. As of December 31, 2007, total permanent financing debt for the nonconsolidated entities was $260.9 million. A total of $21.7 million of the permanent financing debt is guaranteed by the Corporation and the remainder of this debt is secured solely by the properties and is nonrecourse to the Corporation. At December 31, 2007, the Corporation’s maximum loss exposure for its nonconsolidated real estate entities is estimated to be $53.5 million and is comprised of its net equity in these entities of $14.3 million, its permanent financing guarantees of $21.7 million, and the income tax credit recapture risk of $17.5 million.

If the Corporation’s investments in all of its real estate entities were to be disposed of at their carrying amounts, a portion of the tax credits may be recaptured and may result in a charge to earnings. As of December 31, 2007, this recapture risk is estimated to be $41.8 million. The Corporation has no current intention of disposing of these investments during the recapture period, nor does it anticipate the need to do so in the foreseeable future in order to satisfy any anticipated liquidity need. Accordingly, the recapture risk is considered to be remote.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the

PART II

(Continued)

reporting period. The critical accounting policies used by management in the preparation of the Corporation’s Consolidated Financial Statements are those that are important both to the presentation of the Corporation’s financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to consumer and trade promotion and rebate accruals, pension and other postretirement benefits, retained insurable risks, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets and for determining the primary beneficiary of variable interest entities, deferred income taxes and potential income tax assessments, and loss contingencies. The Corporation’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Promotion and Rebate Accruals

Among those factors affecting the accruals for promotions are estimates of the number of consumer coupons that will be redeemed and the type and number of activities within promotional programs between the Corporation and its trade customers. Rebate accruals are based on estimates of the quantity of products distributors have sold to specific customers. Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories. Estimates of trade promotion liabilities for promotional program costs incurred, but unpaid, are generally based on estimates of the quantity of customer sales, timing of promotional activities and forecasted costs for activities within the promotional programs. Settlement of these liabilities sometimes occurs in periods subsequent to the date of the promotion activity. Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, favorable end-of-aisle or in-store product displays and other activities conducted by the customers to promote the Corporation’s products. Promotion accruals as of December 31, 2007 and 2006 were $347.7 million and $296.8 million, respectively. Rebate accruals as of December 31, 2007 and 2006 were $252.7 million and $214.5 million, respectively.

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

Consolidated pension expense for defined benefit pension plans was $119.8 million in 2007 compared with $166.9 million for 2006. Pension expense included incremental costs of about $9 million and $11 million in 2007 and 2006, respectively, for special pension benefits related to the strategic cost reductions. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was

PART II

(Continued)

8.27 percent in 2007 compared with 8.28 percent in 2006 and will be 8.23 percent in 2008. The expected long- term rate of return on pension fund assets was determined based on projected long-term returns of broad equity and bond indices. The U.S. plan’s historical 15-year and 20-year compounded annual returns of 10.1 percent and 10.3 percent, respectively, which have been in excess of these broad equity and bond benchmark indices, were also considered. On average, the investment managers for each of the plans comprising the Principal Plans are anticipated to generate annual long-term rates of return of at least 8.4 percent. The expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 70 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and about 30 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. Actual asset allocation is regularly reviewed and it is periodically rebalanced to the targeted allocation when considered appropriate. Long-term rate of return assumptions continue to be evaluated at least annually and are adjusted as necessary.

Pension expense is determined using the fair value of assets rather than a calculated value that averages gains and losses (“Calculated Value”) over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of assets and the actual return based on the fair value of assets. The variance between actual and expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a Calculated Value was used for plan assets. As of December 31, 2007, the Principal Plans had cumulative unrecognized investment losses and other actuarial losses of approximately $1.1 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under SFAS No. 87, Employers’ Accounting for Pensions.

The discount (or settlement) rates used to determine the present values of the Corporation’s future U.S. and Canadian pension obligations at December 31, 2007 were based on yield curves constructed from a portfolio of high quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rates for the U.S. and Canadian pension obligations. For the U.K. plans, discount rates are established using a U.K. bond index comprised of high quality corporate debt securities with a duration approximately equal to the pension obligations. The weighted-average discount rate for the Principal Plans increased to 6.20 percent at December 31, 2007 from 5.71 percent at December 31, 2006.

Consolidated pension expense is estimated to approximate $94 million in 2008. This estimate reflects the effect of the actuarial losses and is based on an expected weighted-average long-term rate of return on assets in the Principal Plans of 8.48 percent, a weighted-average discount rate for the Principal Plans of 6.20 percent and various other assumptions. Pension expense beyond 2008 will depend on future investment performance, the Corporation’s contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

If the expected long-term rates of return on assets for the Principal Plans were lowered by 0.25 percent, our annual pension expense would increase by approximately $11 million. If the discount rate assumptions for these same plans were reduced by 0.25 percent, annual pension expense would increase by approximately $13 million and the December 31, 2007 pension liability would increase by about $157 million.

The fair value of the assets in the Corporation’s defined benefit plans was $4.7 billion and $4.6 billion at December 31, 2007 and December 31, 2006, respectively. The projected benefit obligations of the defined benefit plans exceeded the fair value of plan assets by approximately $.8 billion and $1.1 billion at December 31, 2007 and December 31, 2006, respectively. On a consolidated basis, the Corporation contributed about

PART II

(Continued)

$98 million to pension trusts in 2007 compared with $132 million in 2006. In addition, the Corporation made direct benefit payments of $14.8 million in 2007 compared to $12.8 million in 2006. While the Corporation is not required to make a contribution in 2008 to the U.S. plan, the benefit of a contribution will be evaluated. The Corporation currently anticipates contributing about $82 million to its pension plans outside the U.S. in 2008.

The discount rate used for each country’s pension obligation is similar to the discount rate used for that country’s other postretirement obligation. The discount rates displayed for the two types of obligations for the Corporation’s consolidated operations may appear different due to the weighting used in the calculation of the two weighted-average discount rates.

Other Postretirement Benefits

Substantially all U.S. retirees and employees are covered by unfunded health care and life insurance benefit plans. Certain benefits are based on years of service and/or age at retirement. The plans are principally noncontributory for employees who were eligible to retire before 1993 and contributory for most employees who retire after 1992, except that the Corporation provides no subsidized benefits to most employees hired after 2003.

The Corporation made benefit payments of $76.6 million in 2007 compared with $75.8 million in 2006. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above. If the discount rate assumptions for these plans were reduced by 0.25 percent, 2008 other postretirement benefit expense would increase by approximately $1 million and the December 31, 2007 benefit liability would increase by about $19 million.

The health care cost trend rate is based on a combination of inputs including the Corporation’s recent claims history and insights from external advisers regarding recent developments in the health care marketplace, as well as projections of future trends in the marketplace. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 8.44 percent in 2008, 7.46 percent in 2009 and to gradually decline to 5.21 percent in 2020 and thereafter. See Item 8, Note 7 to the Consolidated Financial Statements for disclosure of the effect of a one percentage point change in the health care cost trend rate.

Retained Insurable Risks

Selected insurable risks are retained, primarily those related to property damage, workers’ compensation, and product, automobile and premises liability based upon historical loss patterns and management’s judgment of cost effective risk retention. Accrued liabilities for incurred but not reported events, principally related to workers’ compensation and automobile liability, are based upon undiscounted loss development factors.

Property and Depreciation

Estimating the useful lives of property, plant and equipment requires the exercise of management judgment, and actual lives may differ from these estimates. Changes to these initial useful life estimates are made when appropriate. Property, plant and equipment are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pretax cash flows. Impairment testing requires significant management judgment including estimating the future success of product lines, future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be

PART II

(Continued)

indicated if the sum of the expected future net pretax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. The determination of fair value is based on an expected present value technique in which multiple probability-weighted cash flow scenarios that reflect a range of possible outcomes and a risk-free rate of interest are used to estimate fair value.

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

Goodwill and Other Intangible Assets

The carrying amount of goodwill is tested annually as of the beginning of the fourth quarter and whenever events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Impairment testing is conducted at the operating segment level of the Corporation’s businesses and is based on a discounted cash flow approach to determine the fair value of each operating segment. The determination of fair value requires significant management judgment including estimating future sales volumes, selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate. Sensitivities of these fair value estimates to changes in assumptions for sales volumes, selling prices and costs are also tested. If the carrying amount of an operating segment that contains goodwill exceeds fair value, a possible impairment would be indicated. If a possible impairment is indicated, the implied fair value of goodwill would be estimated by comparing the fair value of the net assets of the unit excluding goodwill to the total fair value of the unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. The Corporation’s annual goodwill impairment testing has been completed and it has been determined that its $2.9 billion of goodwill is not impaired.

The Corporation has no intangible assets with indefinite useful lives. At December 31, 2007, the Corporation has other intangible assets with a gross carrying amount of approximately $308 million and a net carrying amount of about $132 million. These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset is not recoverable based on estimated future undiscounted cash flows, an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its fair value (based on discounted future cash flows). Judgment is used in assessing whether the carrying amount of intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.

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

PART II

(Continued)

exercise of significant management judgment. The resulting present values are then allocated to the various participants in each VIE in accordance with their beneficial interests. The participant that is allocated the majority of the present value of the variability is the primary beneficiary and is required to consolidate the VIE under FIN 46R.

Deferred Income Taxes and Potential Assessments

As of December 31, 2007, the Corporation had recorded deferred tax assets related to income tax loss carryforwards, income tax credit carryforwards and capital loss carryforwards totaling $718.0 million and had established valuation allowances against these deferred tax assets of $304.5 million, thereby resulting in a net deferred tax asset of $413.5 million. As of December 31, 2006, the net deferred tax asset was $409.1 million. These carryforwards are primarily in non-U.S. taxing jurisdictions and in certain states in the U.S. Foreign tax credits earned in the U.S. in current and prior years, which cannot be used currently, also give rise to net deferred tax assets. In determining the valuation allowances to establish against these deferred tax assets, the Corporation considers many factors, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Corporation concludes that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2007, in accordance with Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes, Special Areas, U.S. income taxes and foreign withholding taxes have not been provided on approximately $4.4 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination as appropriate. See Item 8, Note 15 to the Consolidated Financial Statements for disclosure of previously unremitted earnings that were repatriated in 2005 under the provisions of the American Jobs Creation Act.

The Corporation accrues net liabilities for current income taxes for potential assessments, which at December 31, 2007 and January 1, 2007 were $322.6 million and $388.7 million, respectively. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the resolution of these positions, in accordance with the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, Accounting for Income Taxes. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. The Corporation’s U.S. federal income tax returns have been audited through 2003. IRS assessments of additional taxes have been paid through 2001. Refund actions are pending with the IRS Appeals Office for the years 2002 and 2003. Management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on the Corporation’s business, financial condition, results of operations or liquidity.

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

PART II

(Continued)

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

Business Outlook

Based on the strength of its business results throughout 2007, in the face of significant inflationary pressures, the Corporation is confident that it will continue to execute its Global Business Plan in 2008. The Corporation expects top-line growth in 2008, consistent with its long-term objectives as it builds on momentum in the personal care segment and developing and emerging markets and successfully drives its other targeted growth initiatives. The Corporation intends to continue to aggressively reduce costs and will strive to improve results in businesses that have been most significantly impacted by cost inflation. At the same time, the Corporation will invest more to further strengthen key capabilities in innovation, marketing and customer development—investments that will help it deliver sustainable growth. Finally, the Corporation will remain focused on increasing cash flow and deploying it in shareholder-friendly ways.

Forward-Looking Statements

Certain matters discussed in this Form 10-K or related documents, a portion of which are incorporated herein by reference, concerning, among other things, the business outlook, including new product introductions, cost savings, anticipated costs and benefits related to the Strategic Cost Reduction Plan, anticipated benefits from the ASR program, anticipated financial and operating results, strategies, contingencies and anticipated transactions of the Corporation, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management’s expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation’s results will be as estimated.

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

Presented below is a description of the Corporation’s most significant risks (foreign currency risk and interest rate risk) together with a sensitivity analysis, performed annually, of each of these risks based on selected changes in market rates and prices. These analyses reflect management’s view of changes which are reasonably possible to occur over a one-year period. Also included is a description of the Corporation’s commodity price risk.

Foreign Currency Risk

Foreign currency risk is managed by the systematic use of foreign currency forward and swap contracts. The use of these instruments allows management of transactional exposure to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Management does not foresee or expect any significant change in its foreign currency risk exposures or in the strategies it employs to manage them in the near future.

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

As of December 31, 2007, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have resulted in a net pretax loss of approximately $34 million. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2007 rates and the assumed rates. In the view of management, the above hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position, results of operations or cash flows.

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

As of December 31, 2007, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the Corporation’s foreign currency translation exposures would have reduced

PART II

(Continued)

stockholders’ equity by approximately $563 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2007 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position.

Interest Rate Risk

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2007, the debt portfolio was composed of approximately 40 percent variable-rate debt and 60 percent fixed-rate debt. The strategy employed to manage exposure to interest rate fluctuations consists primarily of a mix of fixed and floating rate debt and is designed to balance the Corporation’s cost of financing with its interest rate risk.

Two separate tests are performed to determine whether changes in interest rates would have a significant effect on the Corporation’s financial position or future results of operations. Both tests are based on consolidated debt levels at the time of the test. The first test estimates the effect of interest rate changes on fixed-rate debt. Interest rate changes would result in gains or losses in the market value of fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to fixed-rate debt outstanding at December 31, 2007, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $190 million. The second test estimates the potential effect on future pretax income that would result from increased interest rates applied to the Corporation’s current level of variable-rate debt. With respect to commercial paper and other variable-rate debt, a 10 percent increase in interest rates would not have a material effect on the future results of operations or cash flows.

Commodity Price Risk

The Corporation is subject to commodity price risk, the most significant of which relates to the price of pulp. Selling prices of tissue products are influenced, in part, by the market price for pulp, which is determined by industry supply and demand. On a worldwide basis, the Corporation supplies approximately 8 percent of its virgin fiber needs from internal pulp manufacturing operations. As previously discussed under Item 1A, “Risk Factors,” increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.

The Corporation’s energy, manufacturing and transportation costs are affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. As previously discussed under Item 1A, “Risk Factors,” there can be no assurance that the Corporation will be fully protected against substantial changes in the price or availability of energy sources. In addition, the Corporation is subject to price risk for utilities, primarily natural gas, which are used in its manufacturing operations. Derivative instruments are used to hedge a substantial portion of natural gas risk in accordance with the Corporation’s risk management policy.

Management does not believe that these risks are material to the Corporation’s business or its consolidated financial position, results of operations or cash flows.

PART II

(Continued)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
	2007	2006	2005
	(Millions of dollars, except per share amounts)
Net Sales	$18,266.0	$16,746.9	$15,902.6
Cost of products sold	12,562.1	11,664.8	10,827.4

Gross Profit	5,703.9	5,082.1	5,075.2
Marketing, research and general expenses	3,105.9	2,948.3	2,737.4
Other (income) and expense, net	(18.4)	32.3	27.2

Operating Profit	2,616.4	2,101.5	2,310.6
Nonoperating expense	(66.9)	(65.5)	(179.0)
Interest income	32.8	29.2	27.5
Interest expense	(264.8)	(220.3)	(190.2)

Income Before Income Taxes, Equity Interests and Cumulative Effect of Accounting Change	2,317.5	1,844.9	1,968.9
Provision for income taxes	(536.5)	(469.2)	(438.4)
Share of net income of equity companies	170.0	218.6	136.6
Minority owners’ share of subsidiaries’ net income	(128.1)	(94.8)	(86.5)

Income Before Cumulative Effect of Accounting Change	1,822.9	1,499.5	1,580.6
Cumulative effect of accounting change, net of income taxes	—	—	(12.3)

Net Income	$1,822.9	$1,499.5	$1,568.3

Per Share Basis
Basic
Income before cumulative effect of accounting change	$4.13	$3.27	$3.33
Cumulative effect of accounting change	—	—	(.03)

Net income	$4.13	$3.27	$3.30

Diluted
Income before cumulative effect of accounting change	$4.09	$3.25	$3.31
Cumulative effect of accounting change	—	—	(.03)

Net income	$4.09	$3.25	$3.28

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31
	2007	2006
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$472.7	$360.8
Accounts receivable, net	2,560.6	2,336.7
Inventories	2,443.8	2,004.5
Deferred income taxes	217.4	219.2
Time deposits	271.0	264.5
Other current assets	131.1	84.0

Total Current Assets	6,096.6	5,269.7
Property, Plant and Equipment, net	8,094.0	7,684.8
Investments in Equity Companies	390.0	392.9
Goodwill	2,942.4	2,860.5
Other Assets	916.7	859.1

	$18,439.7	$17,067.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,097.9	$1,326.4
Trade accounts payable	1,449.3	1,205.6
Other payables	319.0	325.2
Accrued expenses	1,782.8	1,603.8
Accrued income taxes	55.9	330.8
Dividends payable	223.7	224.0

Total Current Liabilities	4,928.6	5,015.8
Long-Term Debt	4,393.9	2,276.0
Noncurrent Employee Benefits	1,558.5	1,887.6
Long-Term Income Taxes Payable	288.3	—
Deferred Income Taxes	369.7	391.1
Other Liabilities	188.3	183.1
Minority Owners’ Interests in Subsidiaries	484.1	422.6
Redeemable Preferred Securities of Subsidiary	1,004.6	793.4
Stockholders’ Equity
Preferred stock—no par value—authorized 20.0 million shares, none issued	—	—
Common stock—$1.25 par value—authorized 1.2 billion shares; issued 478.6 million shares at December 31, 2007 and 2006	598.3	598.3
Additional paid-in capital	482.4	427.6
Common stock held in treasury, at cost—57.7 million and 23.0 million shares at December 31, 2007 and 2006	(3,813.6)	(1,391.9)
Accumulated other comprehensive income (loss)	(791.2)	(1,432.2)
Retained earnings	8,747.8	7,895.6

Total Stockholders’ Equity	5,223.7	6,097.4

	$18,439.7	$17,067.0

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Unearned Compensation on Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Amount		Shares	Amount
	(Dollars in millions, shares in thousands)
Balance at December 31, 2004	568,597	$710.8	$348.6	85,694	$(5,047.5)	$(22.3)	$11,865.9	$(1,226.0)
Net income	—	—	—	—	—	—	1,568.3	—	$1,568.3
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	(412.6)	(412.6)
Minimum pension liability	—	—	—	—	—	—	—	(58.6)	(58.6)
Other	—	—	—	—	—	—	—	27.8	27.8

Total comprehensive income									$1,124.9

Options exercised and other awards	—	—	(39.2)	(3,040)	181.9	—	—	—
Option and restricted share income tax benefits	—	—	15.1	—	—	—	—	—
Shares repurchased	—	—	—	24,463	(1,511.2)	—	—	—
Net issuance of restricted stock, less amortization	—	—	.1	(9)	.7	9.2	—	—
Dividends declared	—	—	—	—	—	—	(852.8)	—

Balance at December 31, 2005	568,597	710.8	324.6	107,108	(6,376.1)	(13.1)	12,581.4	(1,669.4)
Net income	—	—	—	—	—	—	1,499.5	—	$1,499.5
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	439.7	439.7
Minimum pension liability	—	—	—	—	—		—	203.3	203.3
Other	—	—	—	—	—	—	—	(10.6)	(10.6)

Total comprehensive income(a)									$2,131.9

Reclassifications upon adoption of SFAS 123R	—	—	55.8	625	(31.9)	13.1	—	—
Stock-based awards exercised or vested and other	—	—	(42.4)	(6,800)	373.8	—	(2.2)	—
Income tax benefits on stock-based compensation	—	—	22.2	—	—	—	—	—
Adjustment to initially apply
SFAS 158, net of tax	—	—	—	—	—	—	—	(395.2)
Shares repurchased	—	—	—	12,045	(753.9)	—	—	—
Recognition of stock-based compensation	—	—	67.4	—	—	—	—	—
Retirement of treasury stock	(90,000)	(112.5)	—	(90,000)	5,396.2	—	(5,283.7)	—
Dividends declared	—	—	—	—	—	—	(899.4)	—

Balance at December 31, 2006	478,597	598.3	427.6	22,978	(1,391.9)	—	7,895.6	(1,432.2)
Net income	—	—	—	—	—	—	1,822.9	—	$1,822.9
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	365.3	365.3
Employee postretirement benefits, net of tax	—	—	—	—	—	—	—	265.9	265.9
Other	—	—	—	—	—	—	—	9.8	9.8

Total comprehensive income									$2,463.9

Stock-based awards exercised or vested and other	—	—	(39.7)	(6,646)	388.9	—	(3.9)	—
Income tax benefits on stock-based compensation	—	—	31.8	—	—	—	—	—
Shares repurchased	—	—	—	41,344	(2,810.6)	—	—	—
Recognition of stock-based compensation	—	—	62.7	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(932.6)	—
Adoption of FIN 48	—	—	—	—	—	—	(34.2)	—

Balance at December 31, 2007	478,597	$598.3	$482.4	57,676	$(3,813.6)	$—	$8,747.8	$(791.2)

(a)	As corrected, see Note 8.

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
	2007	2006	2005
	(Millions of dollars)
Operating Activities
Net Income	$1,822.9	$1,499.5	$1,580.6
Depreciation and amortization	806.5	932.8	844.5
Asset impairments	—	6.2	80.1
Stock-based compensation	62.7	67.4	32.4
Deferred income taxes	(103.0)	(208.0)	(142.7)
Net losses on asset dispositions	29.7	116.1	45.8
Equity companies’ earnings (in excess of) less than dividends paid	(39.5)	26.6	(23.8)
Minority owners’ share of subsidiaries’ net income	128.1	94.8	86.5
(Increase) decrease in operating working capital	(329.5)	5.1	(180.1)
Postretirement benefits	14.2	33.8	40.9
Other	36.8	5.2	(52.4)

Cash Provided by Operations	2,428.9	2,579.5	2,311.8

Investing Activities
Capital spending	(989.3)	(972.1)	(709.6)
Acquisitions of businesses, net of cash acquired	(15.7)	(99.6)	(17.4)
Investments in marketable securities	(12.9)	(20.5)	(2.0)
Proceeds from sales of investments	58.5	46.2	27.3
Net (increase) decrease in time deposits	(10.0)	(35.1)	75.5
Proceeds from dispositions of property	96.7	44.1	46.8
Other	(25.4)	1.1	(16.8)

Cash Used for Investing	(898.1)	(1,035.9)	(596.2)

Financing Activities
Cash dividends paid	(932.9)	(884.0)	(838.4)
Net increase (decrease) in short-term debt	43.2	(390.5)	524.3
Proceeds from issuance of long-term debt	2,128.3	261.5	397.7
Repayments of long-term debt	(339.0)	(104.2)	(599.7)
Proceeds from preferred securities of subsidiary	172.3	—	—
Proceeds from exercise of stock options	348.9	331.1	142.7
Acquisitions of common stock for the treasury	(2,813.3)	(761.5)	(1,519.5)
Other	(34.3)	(3.7)	(36.8)

Cash Used for Financing	(1,426.8)	(1,551.3)	(1,929.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7.9	4.5	(15.9)

Increase (Decrease) in Cash and Cash Equivalents	111.9	(3.2)	(230.0)
Cash and Cash Equivalents, beginning of year	360.8	364.0	594.0

Cash and Cash Equivalents, end of year	$472.7	$360.8	$364.0

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, consumer and trade promotion and rebate accruals, pension and other post-employment benefits, retained insurable risks, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets and for determination of the primary beneficiary of variable interest entities, deferred tax assets and potential income tax assessments, and loss contingencies.

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

Available-for-Sale Securities

Available-for-sale securities, consisting of debt securities issued by unaffiliated corporations and exchange-traded equity funds, are carried at market value. Securities with maturity dates of one year or less are included in other current assets and were $18.0 million and $6.0 million at December 31, 2007 and 2006, respectively. Securities with maturity dates greater than one year are included in other assets and were $13.8 million at December 31, 2006. There were no securities with maturities greater than one year at December 31, 2007. The securities are held by the Corporation’s consolidated foreign financing subsidiary described in Note 5. Unrealized holding gains or losses on these securities are recorded in other comprehensive income until realized. No significant gains or losses were recognized in income for any of the three years ended December 31, 2007.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Training and data conversion costs are expensed as incurred. Computer software costs are amortized on the straight-line method over the estimated useful life of the software, which generally does not exceed five years.

Estimated useful lives are periodically reviewed and, when warranted, changes are made to them. Long-lived assets, including computer software, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use and eventual disposition of an asset group, which are identifiable and largely independent of the cash flows of other asset groups, are less than the carrying amount of the asset group. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is measured using discounted cash flows or independent appraisals, as appropriate. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the Consolidated Balance Sheet and any gain or loss on the transaction is included in income.

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

The Corporation has no intangible assets with indefinite useful lives. Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Equity Companies

Investments in companies over which the Corporation has the ability to exercise significant influence and that, in general, are at least 20 percent-owned are stated at cost plus equity in undistributed net income. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging “other than temporary,” the Corporation would consider the length of time and extent to which the fair value of the equity company investment has been less than the carrying amount, the near-term and longer-term operating and financial prospects of the equity company, and its longer-term intent of retaining the investment in the equity company.

Revenue Recognition

Sales revenue for the Corporation and its reportable business segments is recognized at the time of product shipment or delivery, depending on when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Sales are reported net of returns, consumer and trade promotions, rebates and freight allowed. Taxes imposed by governmental authorities on the Corporation’s revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

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

Environmental Expenditures

Environmental expenditures related to current operations that qualify as property, plant and equipment or which substantially increase the economic value or extend the useful life of an asset are capitalized, and all other environmental expenditures are expensed as incurred. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or a commitment to a formal plan of action. At environmental sites in which more than one potentially responsible party has been identified, a liability is recorded for the estimated allocable share of costs related to the Corporation’s involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites in which the Corporation is the only responsible party, a liability for the total estimated costs of remediation is recorded. Liabilities for future expenditures for environmental remediation obligations are not discounted and do not reflect any anticipated recoveries from insurers.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The income statements and balance sheets of operations in hyperinflationary economies are translated into U.S. dollars using both current and historical rates of exchange. The effect of exchange rates on monetary assets and liabilities is reflected in income. The Corporation presently has no operations in hyperinflationary economies.

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

Fair Values of Financial Instruments

Investment securities and derivative instruments are required to be recorded at fair values. These fair values have been determined using market information. Other financial instruments including cash equivalents, time deposits and short-term debt are recorded at cost, which approximates fair value. The fair values of long-term debt, redeemable preferred securities of subsidiary and derivatives are disclosed in Notes 4, 5 and 9, respectively.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; however, it will apply under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. The Corporation will adopt SFAS 157 as of January 1, 2008, as required. Adoption of SFAS 157 is not expected to have a material effect on the Corporation’s financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure financial instruments (financial assets and liabilities) at fair value (the “Fair Value Option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the Fair Value Option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Corporation will not apply the Fair Value Option to any of its existing financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquirer in a business combination to:

•

recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of the target entity,

•	fair value contingent consideration arrangements at the acquisition date,

•	expense transaction costs as incurred rather than being considered part of the fair value of an acquirer’s interest,

•	fair value certain preacquisition contingencies, such as environmental or legal issues,

•	limit accrual of the costs for a restructuring plan in purchase accounting, and

•	capitalize the value of acquired research and development as an indefinite-lived intangible asset, subject to impairment accounting, rather than being expensed at the acquisition date.

SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective, and early adoption is not permitted. Adoption of SFAS 141(R) is not expected to have a material effect on the Corporation’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 clarifies the classification of noncontrolling interests (i.e., minority owners’ interests in subsidiaries) in consolidated balance sheets and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.

Under SFAS 160:

•

Noncontrolling interests are reported as an element of consolidated equity, thereby eliminating the current practice of classifying minority owners’ interests within a mezzanine section of the balance sheet.

•

The current practice of reporting minority owners’ share of subsidiaries net income will change. Reported net income will consist of the total income of all consolidated subsidiaries, with separate disclosure on the face of the income statement of the split of that income between the controlling and noncontrolling interests.

•

Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. If the controlling interest loses control and deconsolidates a subsidiary, full gain or loss on the transition will be recognized.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Adoption is prospective, except for the following provisions, which are required to be adopted retrospectively:

•	Noncontrolling interests are required to be reclassified from the mezzanine to equity, separate from the parent’s shareholders’ equity, in the consolidated balance sheet.

•	Consolidated net income must be recast to include net income attributable to both controlling and noncontrolling interests.

Except for the classification of minority owners’ interests into equity and the inclusion of all of the income of less than 100 percent owned subsidiaries in reported net income, adoption of SFAS 160 is not expected to have a material effect on the Corporation’s financial statements.

On January 10, 2008, the FASB issued SFAS 133 Implementation Issue No. E23. This Implementation Issue clarifies the use of the shortcut method under paragraph 68 of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Implementation Issue also requires a company to review all existing hedging relationships as of January 1, 2008 for which the shortcut method had been applied and to dedesignate those hedging relationships that no longer qualify for use of the shortcut method under the Implementation Issue. The Corporation has completed the required review and does not have to dedesignate any hedging relationships.

Note 2.     Strategic Cost Reduction Plan

In July 2005, the Corporation authorized a multi-year plan to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe.

The strategic cost reductions commenced in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008. Based on current estimates, the strategic cost reductions are expected to result in cumulative charges of approximately $880 to $910 million before tax ($610 to $630 million after tax) over that three and one-half year period.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees. Since the inception of the strategic cost reductions, a net workforce reduction of approximately 4,700 has occurred. Approximately 24 manufacturing facilities are expected to be sold, closed, or streamlined. As of December 31, 2007, charges have been recorded related to the cost reduction initiatives for 23 facilities. To date, 14 facilities have been disposed of and 3 additional facilities have been closed and are being marketed for sale.

The following pretax charges were incurred in connection with the strategic cost reductions:

	Year Ended December 31
	2007	2006	2005
	(Millions of dollars)
Noncash charges	$60.0	$264.8	$179.7
Charges for workforce reductions	8.8	161.9	35.6
Other cash charges	29.9	44.6	11.0
Charges for special pension and other benefits	8.5	13.1	2.3

Total pretax charges	$107.2	$484.4	$228.6

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the noncash charges:

	Year Ended December 31
	2007	2006	2005
	(Millions of dollars)
Incremental depreciation and amortization	$65.7	$207.7	$80.1
Asset impairments	—	3.4	67.2
Asset write-offs	9.5	51.8	32.4
Net (gain) loss on asset dispositions	(15.2)	1.9	—

Total noncash charges	$60.0	$264.8	$179.7

The following summarizes the cash charges recorded and reconciles such charges to accrued expenses at December 31:

	2007	2006	2005
	(Millions of dollars)
Accrued expenses—beginning of year	$111.2	$28.2	$—
Charges for workforce reductions	8.8	161.9	35.6
Other cash charges	29.9	44.6	11.0
Cash payments	(103.7)	(128.4)	(17.7)
Currency	7.6	4.9	(.7)

Accrued expenses—end of year	$53.8	$111.2	$28.2

Termination benefits related to workforce reductions were accrued in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits, as appropriate. Retention bonuses related to workforce reductions were accrued in accordance with SFAS 146. The majority of the termination benefits and retention bonuses will be paid within 12 months of accrual. The termination benefits were provided under: a special-benefit arrangement for affected employees in the U.S.; standard benefit practices in the United Kingdom (“U.K.”); applicable union agreements; or local statutory requirements, as appropriate. Incremental depreciation and amortization expenses were based on changes in useful lives and estimated residual values of assets that are continuing to be used, but will be removed from service before the end of their originally assumed service period. Asset impairment charges have been recorded in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to reduce the carrying amount of long-lived assets that will be sold or disposed of to their estimated fair values. Charges for asset write-offs reduce the carrying amount of long-lived assets to their estimated salvage value in connection with the decision to dispose of such assets.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs of the initiatives have not been recorded at the business segment level, as the strategic cost reductions are corporate decisions. These charges are included in the following income statement captions:

	Year-Ended December 31
	2007	2006	2005
	(Millions of dollars)
Cost of products sold	$89.4	$342.4	$201.6
Marketing, research and general expenses	31.8	134.0	27.0
Other (income) and expense, net	(14.0)	8.0	—

Pretax charges	107.2	484.4	228.6
Provision for income taxes	(45.6)	(137.8)	(61.0)
Minority owners’ share of subsidiaries’ net income	(.2)	(1.6)	—

Total after-tax charges	$61.4	$345.0	$167.6

See Note 17 for additional information on the strategic cost reductions by business segment.

Actual pretax charges for the strategic cost reductions relate to activities in the following geographic areas for the years ended December 31:

	2007
	North America	Europe	Other	Total
	(Millions of dollars)
Incremental depreciation and amortization	$40.3	$24.8	$.6	$65.7
Asset write-offs	5.6	2.7	1.2	9.5
Charges (credits) for workforce reductions and special pension and other benefits	18.9	(7.4)	5.8	17.3
Loss (gain) on asset disposal and other charges	18.8	(4.1)	—	14.7

Total charges	$83.6	$16.0	$7.6	$107.2

	2006
	North America	Europe	Other	Total
	(Millions of dollars)
Incremental depreciation and amortization	$124.0	$59.6	$24.1	$207.7
Asset impairments	—	3.4	—	3.4
Asset write-offs	28.9	21.4	1.5	51.8
Charges for workforce reductions and special pension and other benefits	57.1	107.2	10.7	175.0
Loss on asset disposal and other charges	30.3	14.8	1.4	46.5

Total charges	$240.3	$206.4	$37.7	$484.4

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005
	North America	Europe	Other	Total
	(Millions of dollars)
Incremental depreciation and amortization	$52.0	$21.1	$7.0	$80.1
Asset impairments	—	67.2	—	67.2
Asset write-offs	4.7	17.5	10.2	32.4
Charges for workforce reductions and special pension and other benefits	18.0	6.8	13.1	37.9
Loss on asset disposal and other charges	10.2	.8	—	11.0

Total charges	$84.9	$113.4	$30.3	$228.6

Note 3.     Acquisitions and Intangible Assets

Acquisitions

During the first quarter of 2007, the Corporation acquired the remaining 50 percent interest in its Indonesian subsidiary, P.T. Kimberly-Lever Indonesia for $15.7 million. The allocation of the purchase price to the fair value of assets and liabilities acquired was completed in 2007 and resulted in recognition of goodwill of $11.7 million.

During the fourth quarter of 2006, the Corporation acquired the remaining 30 percent interest in its Brazilian subsidiary, Kimberly-Clark Kenko Industria e Comercio Ltda for $99.6 million. The allocation of the purchase price to the fair value of assets and liabilities acquired was completed in 2007 and resulted in recognition of goodwill and other intangible assets of approximately $78 million.

These acquisitions are consistent with the Corporation’s strategy of investing for growth in the rapidly growing BRICIT countries (Brazil, Russia, India, China, Indonesia and Turkey), and are expected to better position the Corporation to leverage its scale and capabilities in customer development and product supply to drive growth and profitability across its businesses in Indonesia and Brazil.

Goodwill

The changes in the carrying amount of goodwill by business segment are as follows:

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Total
	(Millions of dollars)
Balance at January 1, 2006	$529.8	$605.5	$303.8	$1,246.5	$2,685.6
Acquisitions	78.1	—	—	—	78.1
Currency and other	43.7	45.4	5.0	2.7	96.8

Balance at December 31, 2006	651.6	650.9	308.8	1,249.2	2,860.5
Acquisitions	7.8	2.0	1.9	—	11.7
Currency and other	49.8	(2.9)	19.6	3.7	70.2

Balance at December 31, 2007	$709.2	$650.0	$330.3	$1,252.9	$2,942.4

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

Intangible assets subject to amortization are included in other assets and consist of the following at December 31:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions of dollars)
Trademarks	$222.4	$122.0	$211.7	$113.0
Patents	54.0	39.2	52.0	32.9
Other	31.5	15.0	24.9	9.9

Total	$307.9	$176.2	$288.6	$155.8

Amortization expense for intangible assets was approximately $14 million in 2007, $39 million in 2006 and $26 million in 2005. Amortization expense is estimated to be approximately $12 million in 2008, $11 million in 2009, $8 million in 2010, and $7 million in both 2011 and 2012.

Note 4.     Debt

Long-term debt is comprised of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2007	2006
			(Millions of dollars)
Notes and debentures	5.80%	2009 – 2038	$3,958.6	$2,145.1
Dealer remarketable securities	4.42%	2008 – 2016	200.0	200.0
Industrial development revenue bonds	3.61%	2009 – 2037	280.4	297.6
Bank loans and other financings in various currencies	8.05%	2008 – 2031	196.0	170.5

Total long-term debt			4,635.0	2,813.2
Less current portion			241.1	537.2

Long-term portion			$4,393.9	$2,276.0

Fair value of total long-term debt, based on quoted market prices for the same or similar debt issues, was approximately $4.8 billion and $2.8 billion at December 31, 2007 and 2006, respectively. Scheduled maturities of long-term debt for the next five years are $241.1 million in 2008, $69.9 million in 2009, $488.3 million in 2010, $9.1 million in 2011, and $405.4 million in 2012.

During the third quarter of 2007, the Corporation issued $450 million Floating Rate Notes due July 30, 2010; $950 million 6.125% Notes due August 1, 2017; and $700 million 6.625% Notes due August 1, 2037. The Corporation used the net proceeds from the issuance of these notes primarily to fund the accelerated share repurchase agreement (the “ASR Agreement”) discussed in Note 8. The balance of the net proceeds was used by the Corporation to repay a portion of the long-term debt that matured on August 1, 2007.

During the fourth quarter of 2006, the Corporation issued $200 million of dealer remarketable securities that have a final maturity in 2016. These securities are classified as current portion of long-term debt as the result of the remarketing provisions of these debt instruments, which require that each year the securities either be

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remarketed by the dealer or repaid by the Corporation. In the fourth quarter of 2007, the Corporation remarketed these securities at 4.42%. Proceeds from the issuance of the notes in 2006 were used for general corporate purposes and for the reduction of existing indebtedness, including portions of the Corporation’s outstanding commercial paper program.

At December 31, 2007, the Corporation had fixed-to-floating interest rate swap agreements related to a $500 million 5% Note that matures on August 15, 2013.

At December 31, 2006, the Corporation had a $1.5 billion unused revolving credit facility that was scheduled to expire in June 2010. In September 2007, the Corporation renegotiated this facility, maintaining availability at $1.5 billion with a feature that would allow for increasing this facility to $2.0 billion. The previous lender participation structure was substantially unchanged and the cost of the facility was reduced. This facility, which expires in September 2012, remained unused at December 31, 2007.

Debt payable within one year is as follows:

	December 31
	2007	2006
	(Millions of dollars)
Commercial paper	$643.5	$618.4
Current portion of long-term debt	241.1	537.2
Other short-term debt	213.3	170.8

Total	$1,097.9	$1,326.4

At December 31, 2007 and 2006, the weighted-average interest rate for commercial paper was 4.5 percent and 5.3 percent, respectively.

Note 5.     Redeemable Preferred Securities of Subsidiary

In February 2001, the Corporation and a non-affiliated third party entity (the “Third Party”) formed a Luxembourg-based financing subsidiary. The Corporation is the primary beneficiary of the subsidiary and, accordingly, consolidates the subsidiary in the accompanying Consolidated Financial Statements.

In December 2007, the contractual arrangements among the Corporation, the Third Party and the subsidiary were restructured. In conjunction with the restructuring, the Third Party invested an additional $172 million in the subsidiary. Following the restructuring, the Third Party has investments in two classes of voting-preferred securities issued by the subsidiary (the “Preferred Securities”). The two classes of Preferred Securities, Class A-1 and Class A-2, have a par value of $500 million each for an aggregate of $1 billion. The Preferred Securities represent 98 percent of the voting power of the subsidiary. The Class A-1 and Class A-2 Preferred Securities accrue a fixed annual rate of return of 5.074 percent and 5.417 percent, respectively, which is paid on a quarterly basis. Prior to the restructuring, the annual rate of return on preferred securities of the subsidiary held by the Third Party accrued but was not currently payable. The Class A-1 Preferred Securities are redeemable by the subsidiary in December 2011 and on each 7-year anniversary thereafter, at par value plus any accrued but unpaid return. The Class A-2 Preferred Securities are redeemable in December 2014 and on each 7-year anniversary thereafter, at par value plus any accrued but unpaid return.

The subsidiary also has issued voting-preferred and common securities to the Corporation for total cash proceeds of $500 million. These securities are entitled to a combined two percent vote, and the common securities are entitled to all of the residual equity after satisfaction of the preferred interests.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately 98 percent of the total cash contributed to the entity has been loaned to the Corporation. These long-term loans bear fixed annual interest rates. The funds remaining in the financing subsidiary are invested in equity-based exchange traded funds. The preferred and common securities of the subsidiary held by the Corporation and the intercompany loans have been eliminated in the Consolidated Financial Statements. The return on the Preferred Securities is included in minority owners’ share of subsidiaries’ net income in the Corporation’s Consolidated Income Statement. The increase in the balance of the redeemable preferred securities in 2007 is due to the additional Third Party investment mentioned above and the accrued 2007 return on the Third Party investment that was not paid in 2007. The Preferred Securities, which have an estimated fair value of $1.0 billion at December 31, 2007, are shown as redeemable preferred securities of subsidiary on the Consolidated Balance Sheet.

Neither the Third Party nor creditors of the subsidiary have recourse to the general credit of the Corporation. If the Third Party elects to have its preferred securities redeemed, then the loans to the Corporation would become payable to the financing subsidiary to the extent necessary to enable the financing subsidiary to pay the redemption value.

Note 6.     Stock-Based Compensation

The Corporation has a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan (the “Plans”), under which it can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2007, the number of shares of common stock available for grants under the Plans aggregated 21.3 million shares.

Stock options are granted at an exercise price equal to the market value of the Corporation’s common stock on the date of grant, and they have a term of 10 years. Stock options granted to employees in the U.S. are subject to graded vesting whereby options vest 30 percent at the end of each of the first two 12-month periods following the grant and 40 percent at the end of the third 12-month period. Options granted to certain non-U.S. employees cliff vest at the end of three or four years.

Restricted shares, time-based restricted share units and performance-based restricted share units granted to employees are valued at the closing market price of the Corporation’s common stock on the grant date and generally vest over three to five years. The number of performance-based share units that ultimately vest ranges from zero to 150 percent of the number granted, based on performance measures tied to return on invested capital (“ROIC”) during the three-year performance period. ROIC targets are set at the beginning of the performance period. Restricted share units granted to outside directors are valued at the closing market price of the Corporation’s common stock on the grant date and vest when they are granted. The restricted period begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service on the Corporation’s Board.

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

Prior to January 1, 2006, the Corporation accounted for these plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for stock options was recognized in the Consolidated Income Statement for periods prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the Corporation’s common stock on the date of grant.

Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, (“SFAS 123R”), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized in the periods after adoption for (i) all stock option awards granted or modified after December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and (ii) all stock options granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods were not restated. Also in connection with the adoption of SFAS 123R, approximately $37 million was reclassified from accrued liabilities to additional paid-in capital, as accrued compensation for unvested restricted share units does not meet the definition of a liability under SFAS 123R.

Stock-based compensation costs of $62.7 million and $67.4 million and related deferred income tax benefits of approximately $20.3 million and $23.5 million were recognized for 2007 and 2006, respectively. The 2006 compensation cost is net of a cumulative pretax adjustment of $3.9 million resulting from a change in estimating the forfeiture rate for unvested restricted share and restricted share unit awards as of January 1, 2006, as required by SFAS 123R.

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

The weighted-average fair value of the options granted in 2007 and 2006 were estimated at $11.21 and $10.10, respectively, per option on the date of grant based on the following assumptions:

	2007	2006
Dividend yield	3.20%	3.50%
Volatility	15.19%	17.84%
Risk-free interest rate	4.62%	5.04%
Expected life—years	6.4	6.0

As of December 31, 2007, the total remaining unrecognized compensation costs and amortization period are as follows:

	Millions	Weighted- Average Service Years

Nonvested stock options	$39.6	1.0
Restricted shares and time-based restricted share units	$25.5	1.4
Nonvested performance-based restricted share units	$11.9	1.0

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS 123R, all tax benefits from deductions resulting from the exercise of stock options and the vesting of restricted shares and restricted share units were presented as operating cash flows in the Consolidated Cash Flow Statement. SFAS 123R requires the cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. Excess tax benefits aggregating $22.1 million and $25.8 million were classified as Other cash inflows under Financing Activities for the years ended December 31, 2007 and 2006, respectively.

In prior periods the Corporation had calculated pro forma employee compensation cost for stock options on an accelerated method as required by SFAS 123. The Corporation elected, for all stock option awards granted on or after January 1, 2006, to recognize compensation cost on a straight-line basis over the requisite service period for the entire award as permitted by SFAS 123R.

Pursuant to the requirements of SFAS 123, the weighted-average fair value of the stock options granted during 2005 were estimated as $11.94 on the date of grant. The fair values were determined using a Black-Scholes-Merton option-pricing model using the following assumptions:

2005
Dividend yield	2.92%
Volatility	21.80%
Risk-free interest rate	3.97%
Expected life—years	5.9

The following presents information about net income and earnings per share (“EPS”) as if the Corporation had applied the fair value expense recognition requirements of SFAS 123 to all stock options granted under the Equity Participation Plan:

Year Ended December 31, 2005

(Millions of dollars)
Net income, as reported	$1,568.3
Add: Stock-based compensation expense included in reported net income, net of income taxes	20.7
Less: Stock-based compensation expense determined under the fair value requirements of SFAS 123, net of income taxes	(57.1)

Pro forma net income	$1,531.9

Year Ended December 31, 2005
Earnings per share
Basic—as reported	$3.30

Basic—pro forma	$3.23

Diluted—as reported	$3.28

Diluted—pro forma	$3.21

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock-based compensation under the Plans as of December 31, 2007 and the activity during the year then ended is presented below:

Stock Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)
Outstanding at January 1, 2007	29,950	$58.58
Granted	3,944	71.87
Exercised	(6,216)	56.10
Forfeited or expired	(599)	63.65

Outstanding at December 31, 2007	27,079	60.98	5.4	$226,459

Exercisable at December 31, 2007	18,878	59.10	4.0	$193,339

During 2007, cash received from the exercise of stock options aggregated $348.9 million. The total intrinsic value of stock options exercised during 2007 was $85.7 million; the Corporation received a related income tax benefit of about $30.3 million.

	Restricted Shares		Time-Based Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	465	$51.14	1,044	$58.97	660	$61.26
Granted	—	—	364	71.16	241	71.22
Vested	(75)	59.55	(115)	63.24	(234)	63.77
Forfeited	(42)	46.32	(101)	60.03	(59)	63.23

Nonvested at December 31, 2007	348	50.30	1,192	62.47	608	64.05

The total fair value of restricted shares and restricted share units that became vested during 2007 was $29.8 million.

Note 7.    Employee Postretirement Benefits

Pension Plans

Substantially all regular employees in North America and the U.K. are covered by defined benefit pension plans (the “Principal Plans”) and/or defined contribution retirement plans. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for the qualified defined benefit plans in North America and the defined benefit plans in the U.K. is to contribute assets equal in amount to the higher of the accumulated benefit obligation (“ABO”) or regulatory minimum requirements. Subject to regulatory requirements and tax deductibility limits, any funding shortfall will be eliminated over a reasonable number of years. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded. Funding for the remaining defined benefit plans outside the U.S. is based on legal requirements, tax considerations, investment opportunities, and customary business practices in such countries.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Postretirement Benefit Plans

Substantially all U.S. retirees and employees are covered by unfunded health care and life insurance benefit plans. Certain benefits are based on years of service and/or age at retirement. The plans are principally noncontributory for employees who were eligible to retire before 1993 and contributory for most employees who retire after 1992, except that the Corporation provides no subsidized benefits to most employees hired after 2003.

In the U.S., health care benefit costs are capped and indexed by 3 percent annually for certain employees retiring on or before April 1, 2004. The Corporation’s future cost for retiree health care benefits is limited to a defined fixed cost based on the years of service for certain employees retiring after April 1, 2004. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 8.44 percent in 2008, 7.46 percent in 2009 and to gradually decline to 5.21 percent in 2020 and thereafter.

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2007	2006	2007	2006
	(Millions of dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,688.3	$5,509.2	$866.7	$861.7
Service cost	81.4	86.9	14.7	16.3
Interest cost	315.1	298.3	50.1	48.1
Actuarial (gain) loss	(338.7)	(66.7)	(16.3)	6.0
Currency and other	64.1	197.5	19.6	10.3
Benefit payments from plans	(336.6)	(324.1)	—	(47.4)
Direct benefit payments	(14.8)	(12.8)	(76.6)	(28.3)

Benefit obligation at end of year	5,458.8	5,688.3	858.2	866.7

Change in Plan Assets
Fair value of plan assets at beginning of year	4,605.3	4,126.2	—	—
Actual gain on plan assets	294.3	544.9	—	—
Employer contributions	98.0	132.1	—	40.9
Currency and other	44.5	126.2	—	6.5
Benefit payments	(336.6)	(324.1)	—	(47.4)

Fair value of plan assets at end of year	4,705.5	4,605.3	—	—

Funded Status	$(753.3)	$(1,083.0)	$(858.2)	$(866.7)

Amounts Recognized in the Balance Sheet
Noncurrent asset—Prepaid benefit cost	$20.1	$7.6	$—	$—
Current liability—Accrued benefit cost	(8.6)	(8.5)	(76.0)	(69.7)
Noncurrent liability—Accrued benefit cost	(764.8)	(1,082.1)	(782.2)	(797.0)

Net amount recognized	$(753.3)	$(1,083.0)	$(858.2)	$(866.7)

The Corporation uses December 31 as the measurement date for all of its postretirement plans.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2007	2006	2007	2006	2007	2006
	(Millions of dollars)
Projected benefit obligation (“PBO”)	$5,025.0	$5,252.5	$433.8	$435.8	$5,458.8	$5,688.3
ABO	4,738.2	4,914.8	379.8	384.3	5,118.0	5,299.1
Fair value of plan assets	4,358.4	4,285.2	347.0	320.1	4,705.4	4,605.3

Information for Pension Plans With an ABO in Excess of Plan Assets

	December 31
	2007	2006
	(Millions of dollars)
PBO	$5,055.2	$5,453.9
ABO	4,764.5	5,101.9
Fair value of plan assets	4,303.8	4,389.9

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2007	2006	2005	2007	2006	2005
	(Millions of dollars)
Service cost	$81.4	$86.9	$81.4	$14.7	$16.3	$17.4
Interest cost	315.1	298.3	294.6	50.1	48.1	47.1
Expected return on plan assets(a)	(372.4)	(337.2)	(322.6)	—	—	—
Amortization of prior service cost (benefit) and transition amount	7.0	7.7	6.3	1.8	2.1	(.2)
Recognized net actuarial loss	76.6	100.5	92.7	5.2	3.8	3.9
Other	12.1	10.7	4.4	—	2.7	—

Net periodic benefit cost	$119.8	$166.9	$156.8	$71.8	$73.0	$68.2

(a)	The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Weighted-Average Assumptions used to determine Net Cost for years ended December 31

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.64%	5.47%	5.68%	5.84%	5.68%	5.85%
Expected long-term return on plan assets	8.27%	8.28%	8.29%	—	—	—
Rate of compensation increase	3.90%	3.68%	3.67%	—	—	—

Weighted-Average Assumptions used to determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.14%	5.64%	6.24%	5.84%
Rate of compensation increase	3.99%	3.90%	—	—

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Long-Term Rate of Return and Investment Strategies for the Principal Plans

The expected long-term rate of return on pension fund assets was determined based on projected long-term returns of broad equity and bond indices. The Corporation also considered the U.S. plan’s historical 15-year and 20-year compounded annual returns of 10.1 percent and 10.3 percent, respectively, which have been in excess of these broad equity and bond benchmark indices. The Corporation anticipates that on average the investment managers for each of the plans comprising the Principal Plans will generate annual long-term rates of return of at least 8.4 percent. The Corporation’s expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 70 percent with equity managers, with expected long-term rates of return of approximately 10 percent, and about 30 percent with fixed income managers, with an expected long-term rate of return of about 6 percent. The Corporation regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The Corporation will continue to evaluate its long-term rate of return assumptions at least annually and will adjust them as necessary.

Plan Assets

The Corporation’s pension plan asset allocations for its Principal Plans are as follows:

	Target Allocation 2008	Percentage of Plan Assets at December 31
Asset Category		2007	2006
Equity securities	71%	69%	74%
Debt securities	29	31	26

Total	100%	100%	100%

The plan assets did not include a significant amount of the Corporation’s common stock.

Cash Flows

While the Corporation is not required to make a contribution in 2008 to the U.S. plan, the benefit of a contribution will be evaluated. The Corporation currently anticipates contributing about $82 million to its pension plans outside the U.S. in 2008.

Estimated Future Benefit Payments

Over the next ten years, the Corporation expects to make the following gross benefit payments and receive related Medicare Part D reimbursements:

	Pension Benefits	Other Benefits	Medicare Part D Reimbursements
	(Millions of dollars)
2008	$352	$88	$(4)
2009	343	89	(4)
2010	345	90	(4)
2011	349	92	(4)
2012	347	92	(4)
2013 – 2017	1,966	519	(24)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2007 data:

	One-Percentage-Point
	Increase	Decrease
	(Millions of dollars)
Effect on total of service and interest cost components	$2.8	$2.5
Effect on postretirement benefit obligation	37.6	34.6

Defined Contribution Retirement Plans

Contributions to defined contribution retirement plans are primarily based on the age and compensation of covered employees. The Corporation’s contributions, all of which were charged to expense, were $56.0 million, $55.0 million and $52.7 million in 2007, 2006 and 2005, respectively.

Investment Plans

Voluntary contribution investment plans are provided to substantially all North American and most European employees. Under the plans, the Corporation matches a portion of employee contributions. Costs charged to expense under the plans were $30.5 million, $30.1 million and $31.0 million in 2007, 2006 and 2005, respectively.

Note 8.    Stockholders’ Equity

On July 23, 2007, the Corporation entered into the ASR Agreement through which it purchased $2 billion of outstanding shares of its common stock. Under the ASR Agreement, the Corporation purchased approximately 29.6 million shares of common stock from Bank of America, N.A. (“Bank of America”) at an initial purchase price of $67.48 per share. These repurchased shares are classified as treasury shares.

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

Prior to entering into the ASR Agreement, the Corporation’s Board of Directors approved a new share repurchase program authorizing the Corporation to repurchase 50 million shares of the Corporation’s common stock in the open market (in addition to approximately 28 million shares that remained available under the Corporation’s prior share repurchase authorization). Accordingly, after execution of the ASR Agreement and share repurchases under the Corporation’s ongoing program, the Corporation has authorization remaining to repurchase approximately 42 million additional shares. Subject to regulatory and market conditions, the Corporation intends to continue its ongoing share repurchase program in the open market during the Repurchase Period.

On September 14, 2006, the Board of Directors authorized the retirement of 90 million shares of treasury stock, which became authorized but unissued shares.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, unremitted net income of equity companies included in consolidated retained earnings was about $847 million.

Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss) are as follows:

	Year Ended December 31
	2007			2006			2005
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
	(Millions of dollars)
Unrealized translation	$365.3	$—	$365.3	$439.7	$—	$439.7	$(412.6)	$—	$(412.6)
Minimum pension liability	n/a	n/a	n/a	331.3	(128.0)	203.3	(97.7)	39.1	(58.6)
Unrecognized net actuarial loss and transition amount:
Pension benefits	325.2	(107.7)	217.5	n/a	n/a	n/a	n/a	n/a	n/a
Other postretirement benefits	19.8	20.5	40.3	n/a	n/a	n/a	n/a	n/a	n/a
Unrecognized prior service cost:
Pension benefits	11.3	(4.3)	7.0	n/a	n/a	n/a	n/a	n/a	n/a
Other postretirement benefits	1.8	(.7)	1.1	n/a	n/a	n/a	n/a	n/a	n/a
Deferred (losses) gains on cash flow hedges	5.7	4.3	10.0	(16.4)	5.7	(10.7)	40.7	(13.0)	27.7
Unrealized holding gains (losses) on securities	(.2)	—	(.2)	.1	—	.1	.1	—	.1

Other comprehensive income (loss)	$728.9	$(87.9)	$641.0	$754.7	$(122.3)	$632.4	$(469.5)	$26.1	$(443.4)

Adoption of SFAS 158(a)	n/a	n/a	n/a	(618.0)	222.8	(395.2)	n/a	n/a	n/a

Change in accumulated other comprehensive income (loss)	$728.9	$(87.9)	$641.0	$136.7	$100.5	$237.2	$(469.5)	$26.1	$(443.4)

n/a—not applicable

(a)	Set forth below is detailed information concerning the adoption of SFAS 158:

	Year Ended December 31, 2006
	Pretax Amount	Tax Effect	Net Amount
	(Millions of dollars)
Reversal of minimum pension liability	$1,055.2	$(370.3)	$684.9
Unrecognized net actuarial loss and transition amount:
Pension benefits	(1,446.5)	508.4	(938.1)
Other postretirement benefits	(148.8)	56.0	(92.8)
Unrecognized prior service cost:
Pension benefits	(52.7)	19.1	(33.6)
Other postretirement benefits	(25.2)	9.6	(15.6)

Adoption of SFAS 158	$(618.0)	$222.8	$(395.2)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective December 31, 2006, the Corporation adopted SFAS 158. SFAS 158 required the Corporation to record a transition adjustment to recognize the funded status of postretirement defined benefit plans—measured as the difference between the fair value of plan assets and the benefit obligations—in its balance sheet after adjusting for derecognition of the Corporation’s minimum pension liability as of December 31, 2006.

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

Below is the detailed statement of 2007 other comprehensive income:

	Year Ended December 31, 2007
	Pretax Amount	Tax Effect	Net Amount
	(Millions of dollars)
Unrealized translation	$365.3	$—	$365.3

Defined benefit pension plans:
Unrecognized net actuarial loss and transition amount
Funded status recognition	264.0	(84.8)	179.2
Amortization included in net periodic benefit cost	76.7	(27.8)	48.9
Currency and other	(15.5)	4.9	(10.6)

	325.2	(107.7)	217.5

Unrecognized prior service cost
Unrecognized net actuarial loss and transition amount	4.4	(1.8)	2.6
Funded status recognition	6.9	(2.5)	4.4

	11.3	(4.3)	7.0

	336.5	(112.0)	224.5

Other postretirement defined benefit plans:
Unrecognized net actuarial loss and transition amount
Funded status recognition	16.2	22.0	38.2
Amortization included in net periodic benefit cost	5.3	(2.0)	3.3
Currency and other	(1.7)	.5	(1.2)

	19.8	20.5	40.3

Unrecognized prior service cost
Amortization included in net periodic benefit cost	1.8	(.7)	1.1

	21.6	19.8	41.4

Cash flow hedges and other:
Recognition of effective portion of hedges	(20.3)	16.1	(4.2)
Amortization included in net income	29.9	(11.8)	18.1
Currency and other	(4.1)	—	(4.1)

	5.5	4.3	9.8

Other comprehensive income	$728.9	$(87.9)	$641.0

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated balances of other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31
	2007	2006
	(Millions of dollars)
Unrealized translation	$7.1	$(358.2)
Unrecognized net actuarial loss and transition amount	(773.1)	(1,030.9)
Unrecognized prior service cost	(41.1)	(49.2)
Deferred gains on cash flow hedges	16.1	6.1
Unrealized holding losses on securities	(.2)	—

Accumulated other comprehensive income (loss)	$(791.2)	$(1,432.2)

Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in accumulated other comprehensive income. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in accumulated other comprehensive income rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from accumulated other comprehensive income and reported as part of the gain or loss on the sale or liquidation. The decrease in unrealized translation is primarily due to the weakening of the U.S. dollar versus the Australian dollar, euro, Thai baht and Swiss franc.

Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

Approximately $55 million and $9 million of unrecognized net actuarial loss and unrecognized prior service cost, respectively, is expected to be recognized as a component of net periodic benefit cost in 2008.

Note 9.     Risk Management

As a multinational enterprise, the Corporation is exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. The Corporation employs a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. The Corporation’s policies allow the use of derivatives for risk management purposes and prohibit their use for speculation or trading, and prohibit the use of any leveraged derivative instrument. Foreign currency derivative instruments are either exchange-traded or are entered into with major financial institutions. The Corporation’s credit exposure under these arrangements is limited to those agreements with a positive fair value at the reporting date. Credit risk with respect to the counterparties is considered minimal in view of the financial strength of the counterparties.

Foreign Currency Exchange Risk Management

Foreign currency exchange risk is managed by the systematic use of foreign currency forward and swap contracts. The use of these instruments allows management of transactional exposure to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. The fair value of hedging instruments at December 31, 2007 and 2006 was $21.3 million and $6.7 million in assets and $22.6 million and $19.7 million in liabilities, respectively. Management does not foresee or expect any significant change in such exposures in the

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

near future or in the strategies it employs to manage them. In addition, many of the Corporation’s non-U.S. operations buy the majority of their inputs and sell the majority of their outputs in their local currency, thereby minimizing the effect of currency rate changes on their local operating profit margins.

Foreign Currency Translation Risk Management

Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. There are no net investment hedges in place at December 31, 2007. The risk to any particular entity’s net assets is minimized to the extent that the entity is financed with local currency borrowing.

Interest Rate Risk Management

Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments and interest rate swaps. The objective is to maintain a cost-effective mix that management deems appropriate. The fair value of hedging instruments was $15.6 million in assets at December 31, 2007 and $13.3 million in assets and $7.9 million in liabilities at December 31, 2006. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations in the near future or in the strategies it employs to manage them.

Commodity Price Risk Management

The Corporation is subject to commodity price risk, the most significant of which relates to the prices of pulp, polypropylene, petroleum and natural gas.

Selling prices of tissue products are influenced, in part, by the market price for pulp, which is determined by industry supply and demand. On a worldwide basis, the Corporation sources approximately 8 percent of its virgin fiber needs from internal pulp manufacturing operations. Increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage pulp price risk.

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

The Corporation uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months. These readily marketable swap contracts are recorded in the Corporation’s

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheet at fair value. The fair value of these hedging instruments at December 31, 2007 and 2006 was a liability of $1.1 million and $6.8 million, respectively. On the date the derivative contract is entered into, the Corporation formally documents and designates the swap contract as a cash flow hedge, including how the effectiveness of the hedge will be measured. This process links the swap contract to specific forecasted transactions. Changes in their fair values were recorded in other comprehensive income, net of related income taxes, and recognized in income at the time the cost of the natural gas was recognized in income.

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Fair Value Hedges

The Corporation’s fair value hedges offset the effect of the hedged items in 2007, 2006 and 2005, resulting in no effect on income. In addition, during these years, all designated derivatives for firm commitments continued to qualify for fair value hedge accounting.

Cash Flow Hedges

The effective portion of the gain or loss on the derivative instruments designated as cash flow hedges is initially recorded in other comprehensive income and is subsequently recognized in income when the hedged exposure affects income. The Corporation’s cash flow hedges resulted in no significant ineffectiveness in 2007, 2006 and 2005 and consequently resulted in no significant effect on income. During the same period in which the hedged forecasted transactions affected earnings, the Corporation reclassified $18.0 million of after-tax losses, $14.0 million of after-tax losses, and $11.2 million of after-tax gains, in 2007, 2006 and 2005, respectively, from accumulated other comprehensive income to earnings. At December 31, 2007, the Corporation expects to reclassify $4.5 million of after-tax losses from accumulated other comprehensive income primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow derivatives in place at December 31, 2007 is August 2013.

Net Investment Hedges

In 2007, the Corporation hedged a portion of its investment position in one of its equity affiliates. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the derivative instruments are recognized in other comprehensive income to offset the change in value of the net investment being hedged. The net investment hedge was closed out in December 2007.

Note 10.     Variable Interest Entities

The Corporation has variable interests in the following financing entities; certain real estate entities described in Note 11; and synthetic fuel partnerships described in Note 14, all of which are subject to the requirements of FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities—an Interpretation of ARB 51 (“FIN 46R”).

Financing Entities

The Corporation holds a significant interest in two financing entities that were used to monetize long-term notes received from the sale of certain nonstrategic timberlands and related assets to nonaffiliated buyers. These transactions qualified for the installment method of accounting for income tax purposes and met the criteria for immediate profit recognition for financial reporting purposes contained in SFAS No. 66, Accounting for Sales of

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real Estate. These sales involved notes receivable with an aggregate face value of $617 million and a fair value of approximately $593 million at the date of sale. The notes receivable are backed by irrevocable standby letters of credit issued by money center banks, which aggregated $617 million at December 31, 2007.

Because the Corporation desired to monetize the $617 million of notes receivable and continue the deferral of current income taxes on the gains, it transferred the notes received from the sales to noncontrolled financing entities. The Corporation has minority voting interests in each of the financing entities (collectively, the “Financing Entities”). The transfers of the notes and certain other assets to the Financing Entities were made at fair value, accounted for as asset sales and resulted in no gain or loss. In conjunction with the transfer of the notes and other assets, the Financing Entities became obligated for $617 million in third-party debt financing. A nonaffiliated financial institution has made substantive capital investments in each of the Financing Entities, has majority voting control over them and has substantive risks and rewards of ownership of the assets in the Financing Entities. The Corporation also contributed intercompany notes receivable aggregating $662 million and intercompany preferred stock of $50 million to the Financing Entities, which serve as secondary collateral for the third-party lending arrangements. In the unlikely event of default by both of the money center banks that provided the irrevocable standby letters of credit, the Corporation could sustain a maximum loss of $617 million under these arrangements.

The Corporation has not consolidated the Financing Entities because it is not the primary beneficiary of either entity. Accordingly, it accounts for its ownership interests in these entities using the equity method of accounting. The Corporation retains equity interests in the Financing Entities for which the legal right of offset exists against the intercompany notes. As a result, the intercompany notes payable have been offset against the Corporation’s equity interests in the Financing Entities for financial reporting purposes.

See Note 5 for a description of the Corporation’s Luxembourg-based financing subsidiary, which is consolidated because the Corporation is the primary beneficiary of the entity.

Note 11.     Real Estate Entities

The Corporation participates in the U.S. affordable housing and historic renovation real estate markets. Investments in these markets are encouraged by laws enacted by the U.S. Congress and related federal income tax rules and regulations. Accordingly, these investments generate income tax credits and tax losses that are used to reduce the Corporation’s income tax liabilities. The Corporation invested in these markets through (i) investments in various funds in which the Corporation is one of many noncontrolling investors, (ii) limited liability companies as a nonmanaging member and (iii) investments in wholly-owned or majority-owned entities. The entities borrow money from third parties generally on a nonrecourse basis and invest in and own various real estate projects.

FIN 46R requires the Corporation to consolidate certain real estate entities because it is the primary beneficiary of them. The Corporation also consolidates certain other real estate entities pursuant to SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. The assets of these entities classified principally as property, plant and equipment on the Consolidated Balance Sheet at December 31, 2007, have a carrying amount aggregating $166.4 million that serves as collateral for $117.6 million of obligations of these ventures. Neither the creditors nor the other beneficial interest holders of these consolidated ventures have recourse to the general credit of the Corporation, except for $22.2 million of permanent financing debt, which is guaranteed by the Corporation. As of December 31, 2007, the Corporation has earned income tax credits totaling approximately $88.8 million on its consolidated real estate entities.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation accounts for its interests in its nonconsolidated real estate entities by the equity method of accounting or by the effective yield method, as appropriate, and has accounted for the related income tax credits and other tax benefits as a reduction in its income tax provision. As of December 31, 2007, the Corporation had net equity of $14.3 million in its nonconsolidated real estate entities. As of December 31, 2007, the Corporation has earned income tax credits totaling approximately $87.5 million on these nonconsolidated real estate entities. As of December 31, 2007, total permanent financing debt for the nonconsolidated entities was $260.9 million. A total of $21.7 million of the permanent financing debt is guaranteed by the Corporation and the remainder of this debt is secured solely by the properties and is nonrecourse to the Corporation. At December 31, 2007, the Corporation’s maximum loss exposure for its nonconsolidated real estate entities is estimated to be $53.5 million and is comprised of its net equity in these entities of $14.3 million, its permanent financing guarantees of $21.7 million, and the income tax credit recapture risk of $17.5 million.

If the Corporation’s investments in all of its real estate entities were to be disposed of at their carrying amounts, a portion of the tax credits may be recaptured and may result in a charge to earnings. As of December 31, 2007, this recapture risk is estimated to be $41.8 million. The Corporation has no current intention of disposing of these investments during the recapture period, nor does it anticipate the need to do so in the foreseeable future in order to satisfy any anticipated liquidity need. Accordingly, the recapture risk is considered to be remote.

Note 12.    Leases and Commitments

Leases

The Corporation has entered into operating leases for certain warehouse facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2007, are as follows:

Millions
Year Ending December 31:
2008	$126.3
2009	101.7
2010	79.1
2011	65.3
2012	51.6
Thereafter	152.6

Future minimum obligations	$576.6

Certain operating leases contain residual value guarantees, which provide that if the Corporation does not purchase the leased property from the lessor at the end of the lease term, the Corporation is liable to the lessor for the shortfall, if any, between the proceeds from the sale of the property and an agreed value. At December 31, 2007, the maximum amount of the residual value guarantee was approximately $16 million. Management expects the proceeds from the sale of the properties under the operating leases will exceed the agreed values.

Operating lease obligations have been reduced by approximately $1 million for rental income from noncancelable sublease agreements.

Consolidated rental expense under operating leases was $271.0 million, $227.9 million and $199.0 million in 2007, 2006 and 2005, respectively.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments

The Corporation has entered into long-term contracts for the purchase of pulp and utilities, principally electricity. Commitments under these contracts are approximately $721 million in 2008, $599 million in 2009, $511 million in 2010, $123 million in 2011 and $109 million in 2012. Total commitments beyond the year 2012 are $288 million.

Although the Corporation is primarily liable for payments on the above-mentioned leases and purchase commitments, its exposure to losses, if any, under these arrangements is not material.

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

Contingency

One of the Corporation’s North American tissue mills has an agreement to provide its local utility company a specified amount of electric power for each of the next nine years. In the event that the mill was shut down, the Corporation would be required to continue to operate the power generation facility on behalf of its owner, the local utility company. The net present value of the cost to fulfill this agreement as of December 31, 2007 is estimated to be approximately $109 million. Management considers the probability of closure of this mill to be remote.

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

In May 2007, a wholly-owned subsidiary of the Corporation was served a summons in Pennsylvania state court by the Delaware County Regional Water Quality Authority (“Delcora”). Also in May 2007, Delcora initiated an administrative action against the Corporation. Delcora is a public agency that operates a sewerage system and a wastewater treatment facility serving industrial and municipal customers, including Kimberly-Clark’s Chester Mill. Delcora also regulates the discharge of wastewater from the Chester Mill. Delcora has alleged in the summons and the administrative action that the Corporation underreported the quantity of effluent discharged to Delcora from the Chester Mill for several years due to an inaccurate effluent metering device and owes additional amounts. The Corporation’s action for declaratory judgment in the Federal District Court for the Eastern District of Pennsylvania was dismissed in December 2007. The Corporation continues to believe that Delcora’s allegations lack merit and intends to vigorously defend against Delcora’s actions. In management’s opinion, this matter is not expected to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Synthetic Fuel Partnerships

The Corporation has minority interests in two synthetic fuel partnerships. Although these partnerships are variable interest entities that are subject to the requirements of FIN 46R, the Corporation is not the primary beneficiary, and the entities have not been consolidated. Synthetic fuel produced by the partnerships is eligible for synthetic fuel tax credits through 2007, after which the partnerships will be dissolved at no cost to the Corporation. In addition, there are tax deductions for pretax losses generated by the partnerships that are reported as nonoperating expense in the Corporation’s Consolidated Income Statement. Both the credits and tax deductions reduce the Corporation’s income tax expense. The tax credits begin to be phased out as the average annual domestic price of oil exceeds certain statutory amounts. The effects of these credits and deductions are shown in the following table:

	Year Ended December 31
	2007		2006		2005
	(Millions of dollars)
Nonoperating expense		$(66.9)		$(65.5)		$(179.0)
Tax credits	$60.0		$60.5		$169.2
Tax benefit of nonoperating expense	20.5	80.5	25.5	86.0	65.1	234.3

Net synthetic fuel benefit		$13.6		$20.5		$55.3

Per share basis—diluted		$.03		$.04		$.12

The effects of the credits are shown separately in the Corporation’s reconciliation of the U.S. statutory rate to its effective income tax rate in Note 15.

Because the partnerships have received favorable private letter rulings from the IRS and because the partnerships’ test procedures conform to IRS guidance, the Corporation’s loss exposure under the synthetic fuel partnerships is minimal.

Note 15.    Income Taxes

An analysis of the provision for income taxes follows:

	Year Ended December 31
	2007	2006	2005
	(Millions of dollars)
Current income taxes:
United States	$295.7	$347.8	$308.1
State	49.5	32.8	66.9
Other countries	294.3	296.6	206.1

Total	639.5	677.2	581.1

Deferred income taxes:
United States	(73.4)	(144.7)	(118.6)
State	9.2	(9.7)	(30.3)
Other countries	(38.8)	(53.6)	6.2

Total	(103.0)	(208.0)	(142.7)

Total provision for income taxes	$536.5	$469.2	$438.4

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2007	2006	2005
	(Millions of dollars)
United States	$1,456.2	$1,359.7	$1,562.3
Other countries	861.3	485.2	406.6

Total income before income taxes	$2,317.5	$1,844.9	$1,968.9

Deferred income tax assets (liabilities) are composed of the following:

	December 31
	2007	2006
	(Millions of dollars)
Net current deferred income tax asset attributable to:
Accrued expenses	$105.2	$144.7
Pension, postretirement and other employee benefits	78.4	76.0
Inventory	(21.3)	(38.7)
Other	63.4	47.5
Valuation allowances	(8.3)	(10.3)

Net current deferred income tax asset	$217.4	$219.2

Net current deferred income tax liability attributable to:
Other payables	$(9.4)	$(2.4)
Pension and other employee benefits	.2	(8.5)
Other	(11.4)	(4.1)

Net current deferred income tax liability	$(20.6)	$(15.0)

Net noncurrent deferred income tax asset attributable to:
Income tax loss carryforwards	$288.5	$311.8
State tax credits	99.1	100.1
Pension and other postretirement benefits	97.7	215.7
Accumulated depreciation	(23.9)	(145.4)
Other	38.0	41.1
Valuation allowances	(226.6)	(245.4)

Net noncurrent deferred income tax asset included in other assets	$272.8	$277.9

Net noncurrent deferred income tax liability attributable to:
Accumulated depreciation	$(934.9)	$(866.0)
Pension, postretirement and other employee benefits	534.5	478.8
Foreign tax credits and loss carryforwards	324.7	354.5
Installment sales	(185.6)	(189.4)
Other	(24.8)	(53.3)
Valuation allowances	(83.6)	(115.7)

Net noncurrent deferred income tax liability	$(369.7)	$(391.1)

Valuation allowances decreased $52.4 million in 2007 and $102.9 million in 2006. The decrease in 2007 was related to the reversal of valuation allowances on deferred tax assets at certain majority-owned subsidiaries

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in Latin America and utilization of excess foreign tax credits. Valuation allowances at the end of 2007 primarily relate to excess foreign tax credits in the U.S. and income tax loss carryforwards of $869.0 million, which potentially are not useable primarily in jurisdictions outside the U.S. If not utilized against taxable income, $323.7 million of the loss carryforwards will expire from 2008 through 2027. The remaining $545.3 million has no expiration date.

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

Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the provision for income taxes:

	Year Ended December 31
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of dollars)
Income before income taxes	$2,317.5		$1,844.9		$1,968.9

Tax at U.S. statutory rate applied to income before income taxes	$811.1	35.0%	$645.7	35.0%	$689.1	35.0%
State income taxes, net of federal tax benefit	38.2	1.6	15.0	.8	23.8	1.2
Statutory rates other than U.S. statutory rate	(46.3)	(2.0)	(19.9)	(1.1)	(25.4)	(1.3)
Net operating losses realized	(63.5)	(2.7)	(8.0)	(.4)	(14.2)	(.7)
Synthetic fuel credits	(60.0)	(2.6)	(60.5)	(3.3)	(169.2)	(8.6)
Recognition of additional prior year foreign tax credits	—	—	(35.9)	(1.9)	—	—
Taxes on American Jobs Creation Act dividends	—	—	—	—	55.5	2.8
Other—net(a)	(143.0)	(6.2)	(67.2)	(3.7)	(121.2)	(6.1)

Provision for income taxes	$536.5	23.1%	$469.2	25.4%	$438.4	22.3%

(a)	Other—net is comprised of numerous items, none of which is greater than 1.4 percent of income from continuing operations.

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

At December 31, 2007, U.S. income taxes have not been provided on approximately $4.4 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Uncertainty in Income Taxes

The Corporation adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), effective January 1, 2007. As a result, the Corporation recorded an increase in income tax liabilities for uncertain tax benefits and a decrease in retained earnings of $34.2 million resulting from a cumulative effect adjustment. As required by FIN 48, the Corporation has classified the amounts recorded for uncertain tax positions in the Consolidated Balance Sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Prior year financial statements have not been restated. Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

2007
(Millions of dollars)
Balance at January 1	$490.9
Gross increases for tax positions of prior years	35.3
Gross decreases for tax positions of prior years	(22.6)
Gross increases for tax positions of the current year	40.2
Settlements	(117.1)
Lapse of statute of limitations	(1.0)
Currency	12.1

Balance at December 31	$437.8

As of December 31, 2007, approximately $320 million of the $437.8 million of unrecognized tax benefits would reduce the Corporation’s effective tax rate if recognized.

The Corporation recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2007, 2006 and 2005, the Corporation recognized a net benefit of $11.0 million, a net cost of $4.9 million and a net benefit of $5.1 million, respectively, in interest and penalties. Total accrued penalties and net accrued interest was approximately $24 million and $37 million at December 31 and January 1, 2007, respectively.

It is reasonably possible that a number of uncertainties could be settled within the next 12 months. The most significant uncertainties involve transfer pricing, which may be resolved by entering into a revised advance pricing agreement between the U.S. and the U.K., and uncertainties related to questions about certain financing structures. Various other uncertain tax positions related to federal taxes are being discussed at the IRS Appeals level in the U.S. Other less significant uncertain tax positions also may be settled of which none are individually significant. Settlement of these matters is not expected to have a material effect on the Corporation’s financial condition, results of operations or liquidity.

As of December 31, 2007, the following tax years remain subject to examination for the major jurisdictions where the Corporation conducts business:

Jurisdiction	Years
United States	2004 to 2007
United Kingdom	2004 to 2007
Canada	2003 to 2007
Korea	2004 to 2007
Australia	2003 to 2007

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 16.    Earnings Per Share

A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Average Common Shares Outstanding
	2007	2006	2005
	(Millions)
Basic	441.3	458.5	474.0
Dilutive effect of:
Stock options	2.8	1.9	2.6
Restricted share awards	1.3	1.2	.8
ASR program	.2	—	—

Diluted	445.6	461.6	477.4

Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares are summarized below:

Description	2007	2006	2005
Average number of share equivalents (millions)	2.8	8.6	9.1
Weighted-average exercise price	$72.00	$66.48	$66.58
Expiration date of options	2007 to 2017	2007 to 2015	2007 to 2015
Options outstanding at year-end (millions)	3.9	8.2	8.8

The number of common shares outstanding as of December 31, 2007, 2006 and 2005 was 420.9 million, 455.6 million and 461.5 million, respectively.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Approximately 13 percent of net sales were to Wal-Mart Stores, Inc. in 2007, 2006 and 2005, primarily in the Personal Care and Consumer Tissue businesses.

Information concerning consolidated operations by business segment and geographic area, as well as data for equity companies, is presented in the following tables:

Consolidated Operations by Business Segment

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Inter- segment Sales	Corporate & Other		Consolidated Total
	(Millions of dollars)
Net Sales
2007	$7,562.7	$6,474.5	$3,039.2	$1,206.8	$(57.9)	$40.7		$18,266.0
2006	6,740.9	5,982.0	2,813.1	1,237.4	(58.8)	32.3		16,746.9
2005	6,287.4	5,781.3	2,672.2	1,149.6	(19.3)	31.4		15,902.6

Operating Profit(a)
2007	1,562.4	702.4	478.2	195.0	—	(321.6	)(b)	2,616.4
2006	1,302.5	772.6	472.1	211.2	—	(656.9	)(b)	2,101.5
2005	1,242.2	805.8	472.8	200.4	—	(410.6	)(b)	2,310.6

Depreciation and Amortization
2007	240.8	302.7	138.5	50.4	—	74.1		806.5
2006	266.3	273.7	126.3	40.3	—	226.2		932.8
2005	267.4	301.0	135.7	52.4	—	88.0		844.5

Assets
2007	5,775.8	6,276.0	2,877.0	2,238.3	—	1,272.6		18,439.7
2006	5,026.5	6,032.2	2,593.2	2,169.7	—	1,245.4		17,067.0
2005	4,650.7	5,672.9	2,540.4	2,038.5	—	1,400.7		16,303.2

Capital Spending
2007	387.5	406.6	132.2	55.0	—	8.0		989.3
2006	345.0	455.8	131.1	40.1	—	.1		972.1
2005	297.9	296.6	87.7	27.3	—	.1		709.6

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Segment operating profit excludes other income and (expense), net and income and expenses not associated with the business segments.

(b)	Corporate & Other includes expenses not associated with the business segments, including the following amounts of pretax charges for the strategic cost reductions and the related implementation costs in 2007 of $27.1 million.

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Total
	(Millions of dollars)
Corporate & Other
2007	$(89.3)	$(22.2)	$(16.1)	$(20.7)	$(148.3)
2006	(245.5)	(139.6)	(40.8)	(50.5)	(476.4)
2005	(146.0)	(31.3)	(13.1)	(38.2)	(228.6)

Additional information concerning these costs is contained in Note 2.

Sales of Principal Products

	2007	2006	2005
	(Billions of dollars)
Consumer tissue products	$6.4	$5.9	$5.7
Diapers	4.2	3.6	3.3
Away-from-home professional products	2.9	2.6	2.5
All other	4.8	4.6	4.4

Consolidated	$18.3	$16.7	$15.9

Consolidated Operations by Geographic Area

	United States	Canada	Inter- geographic Items(a)	Total North America	Europe	Asia, Latin America & Other	Inter- geographic Items	Corporate & Other		Consolidated Total
	(Millions of dollars)
Net Sales
2007	$9,875.6	$568.8	$(252.3)	$10,192.1	$3,469.4	$5,251.7	$(647.2)	$—		$18,266.0
2006	9,405.6	538.0	(249.2)	9,694.4	3,153.4	4,480.9	(581.8)	—		16,746.9
2005	9,093.1	516.4	(254.7)	9,354.8	3,072.8	4,019.2	(544.2)	—		15,902.6
Operating Profit(b)
2007	1,852.6	157.2	—	2,009.8	258.1	670.1	—	(321.6	)(c)	2,616.4
2006	1,856.2	142.8	—	1,999.0	211.1	548.3	—	(656.9	)(c)	2,101.5
2005	1,973.5	107.7	—	2,081.2	165.9	474.1	—	(410.6	)(c)	2,310.6
Net Property
2007	4,238.6	35.9	—	4,274.5	1,636.5	2,183.0	—	—		8,094.0
2006	4,132.6	33.7	—	4,166.3	1,591.3	1,927.2	—	—		7,684.8
2005	4,082.0	82.1	—	4,164.1	1,529.5	1,801.1	—	—		7,494.7

(a)	Intergeographic net sales include $29.2 million, $48.4 million and $59.4 million by operations in Canada to the U.S. in 2007, 2006 and 2005, respectively.

(b)	Geographic operating profit excludes other income and (expense), net and income and expenses not associated with geographic areas.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)	Corporate & Other includes expenses not associated with geographic areas, including the following amounts of pretax charges for the strategic cost reductions and the related implementation costs in 2007 of $27.1 million.

	United States	Canada	Europe	Asia, Latin America & Other	Total
	(Millions of dollars)
Corporate & Other
2007	$(107.6)	$0.3	$(31.5)	$(9.5)	$(148.3)
2006	(226.5)	(16.7)	(195.5)	(37.7)	(476.4)
2005	(59.9)	(25.0)	(113.5)	(30.2)	(228.6)

Additional information concerning these costs is contained in Note 2.

Equity Companies’ Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation’s Share of Net Income
	(Millions of dollars)
2007	$2,108.3	$768.3	$506.2	$356.7	$170.0
2006	2,275.1	815.2	668.3	456.2	218.6	(a)
2005	2,115.0	730.0	441.2	286.1	136.6

(a)	The Corporation’s share of net income includes a gain from the sale of Kimberly-Clark de Mexico, S.A.B. de C.V.’s pulp and paper business of approximately $46 million.

	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stockholders’ Equity
	(Millions of dollars)
2007	$878.3	$996.2	$493.0	$724.1	$657.4
2006	879.6	905.1	667.4	465.5	651.8
2005	869.7	992.1	564.6	513.3	783.9

Equity companies, primarily in Latin America, are principally engaged in operations in the Personal Care and Consumer Tissue businesses.

At December 31, 2007, the Corporation’s equity companies and ownership interest were as follows: Kimberly-Clark Lever, Ltd. (India) (50%), Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries (47.9%), Olayan Kimberly-Clark Arabia (49%), Olayan Kimberly-Clark (Bahrain) WLL (49%) and Tecnosur S.A. (Colombia) (34.3%).

Kimberly-Clark de Mexico, S.A.B. de C.V. is partially owned by the public and its stock is publicly traded in Mexico. At December 31, 2007, the Corporation’s investment in this equity company was $314.2 million, and the estimated fair value of the investment was $2.3 billion based on the market price of publicly traded shares.

Note 18.    Supplemental Data (Millions of dollars)

	December 31
Supplemental Income Statement Data	2007	2006	2005
Advertising expense	$468.3	$438.4	$451.0
Research expense	276.8	301.2	319.5
Foreign currency transaction (gains) losses, net	12.5	22.7	50.0

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, net	2007	2006
Accounts Receivable:
From customers	$2,326.2	$2,142.2
Other	307.5	253.2
Less allowance for doubtful accounts and sales discounts	(73.1)	(58.7)

Total	$2,560.6	$2,336.7

	December 31
Summary of Inventories	2007	2006
Inventories by Major Class:
At the lower of cost determined on the FIFO or weighted-average cost methods or market:
Raw materials	$476.3	$398.3
Work in process	357.3	298.6
Finished goods	1,564.1	1,263.4
Supplies and other	261.0	242.6

	2,658.7	2,202.9
Excess of FIFO or weighted-average cost over LIFO cost	(214.9)	(198.4)

Total	$2,443.8	$2,004.5

FIFO or weighted-average value of total inventories determined on the LIFO method were $1,203.0 million and $936.0 million at December 31, 2007 and December 31, 2006, respectively.

	December 31
Summary of Property, Plant and Equipment, net	2007	2006
Property, Plant and Equipment
Land	$221.6	$241.5
Buildings	2,604.2	2,432.3
Machinery and equipment	12,872.0	12,130.7
Construction in progress	545.2	600.4

	16,243.0	15,404.9
Less accumulated depreciation	(8,149.0)	(7,720.1)

Total	$8,094.0	$7,684.8

	December 31
Summary of Accrued Expenses	2007	2006
Accrued advertising and promotion	$384.3	$333.2
Accrued salaries and wages	403.0	404.5
Accrued expenses—strategic cost reductions	53.8	111.2
Other	941.7	754.9

Total	$1,782.8	$1,603.8

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Decrease (Increase) in Operating Working Capital(a)	Year Ended December 31
	2007	2006	2005
Accounts receivable	$(191.9)	$(231.4)	$(41.9)
Inventories	(439.3)	(252.4)	(81.1)
Prepaid expenses	(34.6)	19.6	(10.6)
Trade accounts payable	244.0	150.1	51.1
Other payables	(90.6)	29.2	45.6
Accrued expenses	183.7	268.2	(2.9)
Accrued income taxes	(56.9)	(65.0)	13.6
Derivatives	9.1	(1.2)	5.3
Currency	47.0	88.0	(159.2)

Decrease (increase) in operating working capital	$(329.5)	$5.1	$(180.1)

	Year Ended December 31
Other Cash Flow Data	2007	2006	2005
Interest paid	$239.2	$234.5	$195.8
Income taxes paid	674.1	708.9	590.7

	Year Ended December 31
Interest Expense	2007	2006	2005
Gross interest cost	$282.7	$234.6	$197.5
Capitalized interest on major construction projects	(17.9)	(14.3)	(7.3)

Interest expense	$264.8	$220.3	$190.2

(a)	Excludes the effects of acquisitions and dispositions.

Note 19.    Unaudited Quarterly Data

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Millions of dollars, except per share amounts)
Net sales	$4,758.1	$4,620.6	$4,502.0	$4,385.3	$4,307.2	$4,210.4	$4,161.4	$4,067.9
Gross profit	1,462.1	1,443.5	1,446.0	1,352.3	1,365.9	1,275.5	1,287.6	1,153.1
Operating profit	668.9	682.7	648.7	616.1	610.6	526.4	544.1	420.4
Net income	456.0	453.1	461.8	452.0	482.6	364.2	377.6	275.1
Per share basis:
Basic	1.08	1.05	1.01	.99	1.06	.80	.82	.60
Diluted	1.07	1.04	1.00	.98	1.05	.79	.82	.60
Cash dividends declared per share	.53	.53	.53	.53	.49	.49	.49	.49

Market price per share:
High	71.16	70.78	72.79	70.28	68.58	65.76	62.15	61.75
Low	67.01	63.79	66.05	65.99	65.00	58.63	56.96	56.59
Close	69.34	70.26	66.89	68.49	67.95	65.36	61.70	57.80

PART II

(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, on January 1, 2007, the Corporation adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Also, as discussed in Notes 6 and 8, on January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and on December 31, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2008, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Dallas, Texas February 20, 2008

PART II

(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2007.

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

The Corporation has assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2007, the Corporation’s internal control over financial reporting is effective.

Deloitte & Touche LLP has issued its attestation report on the effectiveness of the Corporation’s internal control over financial reporting. That attestation report appears below.

/s/ Thomas J. Falk	/s/ Mark A. Buthman
Thomas J. Falk	Mark A. Buthman
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 20, 2008

PART II

(Continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Corporation as of and for the year ended December 31, 2007, and our report dated February 20, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph

PART II

(Continued)

regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007, the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006, and the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 20, 2008

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

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section of the 2008 Proxy Statement captioned “Certain Information Regarding Directors and Nominees” under “Proposal 1. Election of Directors” identifies members of the Board of Directors of the Corporation and nominees, and is incorporated in this Item 10 by reference.

The names and ages of the executive officers of the Corporation as of February 22, 2008, together with certain biographical information, are as follows:

Robert E. Abernathy, 53, was elected Group President—Developing and Emerging Markets in 2004. He is responsible for the Corporation’s businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa. Mr. Abernathy joined the Corporation in 1982. His past responsibilities in the Corporation have included operations and major project management in North America. He was appointed Vice President—North American Diaper Operations in 1992; Managing Director of Kimberly-Clark Australia Pty. Limited in 1994; and Group President of the Corporation’s Business-to-Business segment in 1998. He is a director of The Lubrizol Corporation.

Joanne B. Bauer, 52, was elected President—Global Health Care in 2006. She is responsible for the Corporation’s global health care business, which includes a variety of medical supplies and devices. Ms. Bauer joined the Corporation in 1981. Her past responsibilities have included various marketing and management positions in the Adult Care and Health Care businesses. She was appointed Vice President of KimFibers, Ltd. in 1996; Vice President of Global Marketing for Health Care in 1998; and President of Health Care in 2001.

Robert W. Black, 48, was elected Senior Vice President and Chief Strategy Officer in 2006. He is responsible for leading the development, execution and monitoring of the Corporation’s strategy, mergers and acquisitions, and for helping to accelerate the Corporation’s initiatives to enhance global competitiveness. In December 2006, Mr. Black also assumed responsibility for the Corporation’s innovation efforts. Prior to joining Kimberly-Clark in 2006, Mr. Black served as Chief Operating Officer of Sammons Enterprises, a multi-faceted conglomerate, from 2004 to 2005. From 1994 to 2004, Mr. Black held various senior leadership positions in marketing, strategy, corporate development and international management with Steelcase, Inc., a leading office furniture products and related services company. As President of Steelcase International from 2000 to 2004, he led operations in more than 130 countries.

Mark A. Buthman, 47, was elected Senior Vice President and Chief Financial Officer in 2003. Mr. Buthman joined the Corporation in 1982. He has held various positions of increasing responsibility in the operations, finance and strategic planning areas of the Corporation. Mr. Buthman was appointed Vice President of Strategic Planning and Analysis in 1997 and Vice President of Finance in 2002.

Thomas J. Falk, 49, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President—Global Tissue, Pulp and Paper in 1998, where he was responsible for the Corporation’s global tissue businesses. Earlier in his career, Mr. Falk had responsibility for the Corporation’s North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined the Corporation in 1983 and has held other senior management positions in the Corporation. He has been a director of the Corporation since 1999. He also serves on the Board of Directors of Centex Corporation, Grocery Manufacturers of America, Inc. and the University of Wisconsin Foundation, and serves as a governor of the Boys & Girls Clubs of America.

Steven R. Kalmanson, 55, was elected Group President—North Atlantic Consumer Products in 2005. He is responsible for the Corporation’s consumer business in North America and Europe and the related customer development and supply chain organizations. Mr. Kalmanson joined the Corporation in 1977. His past

PART III

(Continued)

responsibilities have included various marketing and business management positions within the consumer products businesses. He was appointed President, Adult Care in 1990; President, Child Care in 1991; President, Family Care in 1994; Group President of the Corporation’s Consumer Tissue segment in 1995; and Group President—Personal Care in 2004.

Thomas J. Mielke, 49, was elected Senior Vice President—Law and Government Affairs and Chief Compliance Officer in 2007. His responsibilities include the Corporation’s legal affairs, internal audit and government relations activities. Mr. Mielke joined the Corporation in 1988. He held various positions within the legal function and was appointed Vice President and Chief Patent Counsel in 2000, and Vice President and Chief Counsel—North Atlantic Consumer Products in 2004.

Jan B. Spencer, 52, was elected President—Global K-C Professional in 2006. He is responsible for the Corporation’s global professional business, which includes commercial tissue and wipers, and skin care, safety and Do-It-Yourself products. Mr. Spencer joined the Corporation in 1979. His past responsibilities have included various sales and management positions in Europe and the U.S. He was appointed Vice President Research, Development & Engineering in the Away From Home sector in 1996; Vice President, Wiper Business in 1998; Vice President, European Operations, Engineering, Supply Chain in the K-C Professional sector in 2000; President, KCP Europe in 2002; President, KCP North America in 2003; and President—K-C Professional North Atlantic in 2004.

The section of the 2008 Proxy Statement captioned “Corporate Governance Information—Audit Committee” identifies members of the Audit Committee of the Board of Directors and an audit committee financial expert, and is incorporated in this Item 10 by reference.

The section of the 2008 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated in this Item 10 by reference.

The section of the 2008 Proxy Statement captioned “Corporate Governance Information—Other Corporate Governance Matters—Corporate Governance Policies” identifies how stockholders may obtain a copy of the Corporation’s Corporate Governance Policies without charge and is incorporated in this Item 10 by reference.

The section of the 2008 Proxy Statement captioned “Corporate Governance Information—Other Corporate Governance Matters—Code of Conduct” describes the Corporation’s Code of Conduct and identifies how stockholders may obtain a copy of the Corporation’s Code of Conduct without charge and is incorporated in this Item 10 by reference.

The section of the 2008 Proxy Statement captioned “Corporate Governance Information—Board of Directors and Board Committees” identifies how stockholders may obtain a copy of charters of the Audit, Management Development and Compensation, and Nominating and Corporate Governance Committees of the Board of Directors without charge and is incorporated in this Item 10 by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the sections of the 2008 Proxy Statement captioned “Executive Compensation” and “Corporate Governance Information—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the section of the 2008 Proxy Statement captioned “Security Ownership of Management and Certain Beneficial Owners” is incorporated in this Item 12 by reference.

PART III

(Continued)

The following table gives information about the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Corporation’s equity compensation plans as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in millions) (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) (c)
Equity compensation plans approved by stockholders(1)	27.0	(2)	$60.97		20.5	(3)
Equity compensation plans not approved by stockholders(4)	.1	(5)	61.21	(5)	.8

Total	27.1		$60.97		21.3

(1)	Includes the 1992 Equity Participation Plan and 2001 Equity Participation Plan.

(2)	Does not include 1.8 million restricted share units granted under the 2001 Equity Participation Plan. Upon vesting, a share of the Corporation’s common stock is issued for each restricted share unit.

(3)	Includes 15.0 million shares that may be granted as restricted shares or restricted share units under the 2001 Equity Participation Plan.

(4)	Includes the Outside Directors’ Compensation Plan and certain acquired equity compensation plans. See below for description of the Outside Directors’ Compensation Plan.

(5)	Includes less than 15,000 options at a weighted-average exercise price of $99.37 granted under equity compensation plans assumed by the Corporation in connection with acquisitions to honor existing obligations of acquired entities. The Corporation will not make any additional grants or awards under such plans, although the terms of one acquired deferred compensation plan provide for issuance of a de minimus number of shares of the Corporation’s common stock for reinvested dividends on deferred amounts.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the sections of the 2008 Proxy Statement captioned “Transactions with Related Persons” and “Corporate Governance Information—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the sections of the 2008 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Auditors” is incorporated in this Item 14 by reference.

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

3.	Exhibits.

Exhibit No. (3)a.	Amended and Restated Certificate of Incorporation, dated April 26, 2007, incorporated by reference to Exhibit (3)a of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Exhibit No. (3)b.	By-Laws, as amended September 14, 2006, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated September 14, 2006.

Exhibit No. (4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a.	Management Achievement Award Program, as amended and restated, incorporated by reference to Exhibit (10)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated, incorporated by reference to Exhibit No. (10)b of the Corporation’s Current Report on Form 8-K dated November 16, 2005.

Exhibit No. (10)c.	Sixth Amended and Restated Deferred Compensation Plan for Directors, dated November 16, 2005, incorporated by reference to Exhibit (10)c of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)d.	Executive Officer Achievement Award Program, incorporated by reference to Exhibit No. (10)d of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)e.	1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)f.	Deferred Compensation Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit (10)f of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

PART IV

(Continued)

Exhibit No. (10)g.	Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)h.	Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended, dated December 31, 2005, incorporated by reference to Exhibit (10)h of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)i.	Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit (10)i of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)j.	Retirement Contribution Excess Benefit Program, as amended and restated, dated September 12, 2007, filed herewith.

Exhibit No. (10)k.	1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)l.	Outside Directors’ Compensation Plan, as amended, dated November 13, 2007, filed herewith.

Exhibit No. (10)m.	2001 Equity Participation Plan, as amended, incorporated by reference to Exhibit (10)m of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)n.	Form of Award Agreements under 2001 Equity Participation Plan, filed herewith.

Exhibit No. (10)o.	Summary of Outside Directors’ Compensation pursuant to the Outside Directors’ Compensation Plan, incorporated by reference to Exhibit (10)o of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit No. (10)p.	Global Business Plan Severance Pay Plan, amended and restated, dated as of September 12, 2007, filed herewith.

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2007, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 22, 2008	By:	/s/ MARK A. BUTHMAN
Mark A. Buthman
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS J. FALK Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 22, 2008

/s/ MARK A. BUTHMAN Mark A. Buthman	Senior Vice President and Chief Financial Officer (principal financial officer)	February 22, 2008

/s/ RANDY J. VEST Randy J. Vest	Vice President and Controller (principal accounting officer)	February 22, 2008

Directors

John R. Alm	James M. Jenness
Dennis R. Beresford	Ian C. Read
John F. Bergstrom	Linda Johnson Rice
Abelardo E. Bru	Marc J. Shapiro
Robert W. Decherd	G. Craig Sullivan
Mae C. Jemison

By:	/s/ THOMAS J. MIELKE	February 22, 2008
Thomas J. Mielke, Attorney-in-Fact

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications
December 31, 2007
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$38.9	$14.8	$4.0	$7.1	(b)	$50.6
Allowances for sales discounts	19.8	252.2	.7	250.2	(c)	22.5

December 31, 2006
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$35.8	$11.7	$3.2	$11.8	(b)	$38.9
Allowances for sales discounts	21.6	274.6	.9	277.3	(c)	19.8

December 31, 2005
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$42.5	$8.9	$(.6)	$15.0	(b)	$35.8
Allowances for sales discounts	20.1	249.5	(.7)	247.3	(c)	21.6

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Millions of dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2007
Deferred Taxes
Valuation Allowance	$371.1	$(63.0)	$—	$(10.6)	$318.7

December 31, 2006
Deferred Taxes
Valuation Allowance	$474.0	$(105.3)	$—	$(2.4)	$371.1

December 31, 2005
Deferred Taxes
Valuation Allowance	$252.4	$233.6	$—	$12.0	$474.0

(a)	Includes the net currency effects of translating valuation allowances at current rates under Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, of $(12.2) million in 2007, $(1.9) million in 2006 and $13.4 million in 2005.

EXHIBIT INDEX

Exhibit No. (3)a.	Amended and Restated Certificate of Incorporation, dated April 26, 2007, incorporated by reference to Exhibit (3)a of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Exhibit No. (3)b.	By-Laws, as amended September 14, 2006, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated September 14, 2006.

Exhibit No. (4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a.	Management Achievement Award Program, as amended and restated, incorporated by reference to Exhibit (10)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated, incorporated by reference to Exhibit No. (10)b of the Corporation’s Current Report on Form 8-K dated November 16, 2005.

Exhibit No. (10)c.

Sixth Amended and Restated Deferred Compensation Plan for Directors, dated November 16, 2005, incorporated by reference to Exhibit (10)c of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)d.	Executive Officer Achievement Award Program, incorporated by reference to Exhibit No. (10)d of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)e.	1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)f.	Deferred Compensation Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit (10)f of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)g.	Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)h.	Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended, dated December 31, 2005, incorporated by reference to Exhibit (10)h of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)i.	Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit (10)i of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)j.	Retirement Contribution Excess Benefit Program, as amended and restated, dated September 12, 2007, filed herewith.

Exhibit No. (10)k.	1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)l.	Outside Directors’ Compensation Plan, as amended, dated November 13, 2007, filed herewith.

Exhibit No. (10)m.	2001 Equity Participation Plan, as amended, incorporated by reference to Exhibit (10)m of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)n.	Form of Award Agreements under 2001 Equity Participation Plan, filed herewith.

Exhibit No. (10)o.	Summary of Outside Directors’ Compensation pursuant to the Outside Directors’ Compensation Plan, incorporated by reference to Exhibit 10(o) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit No. (10)p.	Global Business Plan Severance Pay Plan, amended and restated, dated as of September 12, 2007, filed herewith.

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2007, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.