Form 10-Q
period 2008-05-09
KIMBERLY CLARK CORP
filed 2008-05-09
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                                                                                                        Accelerated filer  ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                                   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of April 30, 2008, there were 418,434,887 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months
	Ended March 31
(Millions of dollars, except per share amounts)	2008	2007

Net Sales	$4,812.7	$4,385.3
Cost of products sold	3,357.0	3,033.0

Gross Profit	1,455.7	1,352.3
Marketing, research and general expenses	798.4	732.6
Other (income) and expense, net	(6.8)	3.6

Operating Profit	664.1	616.1
Nonoperating expense	-	(27.6)
Interest income	8.3	6.6
Interest expense	(74.7)	(50.9)

Income Before Income Taxes and Equity Interests	597.7	544.2
Provision for income taxes	(164.6)	(112.1)

Income Before Equity Interests	433.1	432.1
Share of net income of equity companies	43.4	45.0
Minority owners’ share of subsidiaries’ net income	(35.6)	(25.1)

Net Income	$440.9	$452.0

Per Share Basis:

Net Income

Basic	$1.05	$.99

Diluted	$1.04	$.98

Cash Dividends Declared	$.58	$.53

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
(Millions of dollars)	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$524.7	$472.7
Accounts receivable, net	2,606.8	2,560.6
Inventories	2,612.6	2,443.8
Other current assets	509.0	619.5
Total Current Assets	6,253.1	6,096.6

Property	16,567.5	16,243.0
Less accumulated depreciation	8,337.2	8,149.0
Net Property	8,230.3	8,094.0

Investments in Equity Companies	428.6	390.0

Goodwill	3,013.5	2,942.4

Other Assets	986.9	916.7
	$18,912.4	$18,439.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,282.4	$1,097.9
Accounts payable	1,737.2	1,768.3
Accrued expenses	1,602.1	1,782.8
Other current liabilities	418.4	279.6
Total Current Liabilities	5,040.1	4,928.6

Long-Term Debt	4,442.6	4,393.9
Noncurrent Employee Benefits	1,541.1	1,558.5
Long-Term Income Taxes Payable	240.9	288.3
Deferred Income Taxes	398.5	369.7
Other Liabilities	210.5	188.3
Minority Owners’ Interests in Subsidiaries	459.6	484.1
Redeemable Preferred Securities of Subsidiary	1,010.9	1,004.6
Stockholders’ Equity	5,568.2	5,223.7
	$18,912.4	$18,439.7

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Three Months
	Ended March 31
(Millions of dollars)	2008	2007

Operating Activities
Net income	$440.9	$452.0
Depreciation and amortization	199.5	214.6
Stock-based compensation	17.6	13.9
Increase in operating working capital	(230.9)	(98.8)
Deferred income tax provision	8.1	(34.9)
Net losses on asset dispositions	10.4	2.7
Equity companies’ earnings in excess of dividends paid	(43.4)	(44.0)
Minority owners’ share of subsidiaries’ net income	35.6	25.1
Postretirement benefits	(8.1)	(11.4)
Other	14.4	5.3

Cash Provided by Operations	444.1	524.5

Investing Activities
Capital spending	(221.1)	(281.8)
Acquisition of businesses, net of cash acquired	(16.5)	(15.7)
Proceeds from sales of investments	23.1	7.5
Proceeds from dispositions of property	-	58.0
Net decrease in time deposits	47.4	42.8
Investments in marketable securities	-	(3.4)
Other	(2.5)	(5.5)

Cash Used for Investing	(169.6)	(198.1)

Financing Activities
Cash dividends paid	(223.7)	(224.1)
Net increase (decrease) in short-term debt	168.2	(40.1)
Proceeds from issuance of long-term debt	30.9	3.9
Repayments of long-term debt	(4.0)	(5.6)
Cash paid on redeemable preferred securities of subsidiary	(7.0)	-
Proceeds from exercise of stock options	54.2	101.4
Acquisitions of common stock for the treasury	(207.9)	(158.5)
Other	(29.5)	(24.8)

Cash Used for Financing	(218.8)	(347.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.7)	2.6
Increase (Decrease) in Cash and Cash Equivalents	52.0	(18.8)
Cash and Cash Equivalents, beginning of year	472.7	360.8

Cash and Cash Equivalents, end of period	$524.7	$342.0

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

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to choose, at specified election dates, to measure financial instruments (financial assets and liabilities) at fair value (the “Fair Value Option”).  The election is made on an instrument-by-instrument basis and is irrevocable.  If the Fair Value Option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings.  SFAS 159 was effective as of the beginning of the first fiscal year that began after November 15, 2007.  The Corporation has not applied the Fair Value Option to any of its existing financial assets or liabilities.

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

Note 1.  (Continued)

Under SFAS 160:

•
Noncontrolling interests are reported as an element of consolidated equity, thereby eliminating the current practice of classifying minority owners’ interests within a mezzanine section of the balance sheet.

•
The current practice of reporting minority owners’ share of subsidiaries’ net income will change.  Reported net income will consist of the total income of all consolidated subsidiaries, with separate disclosure on the face of the income statement of the split of that income between the controlling and noncontrolling interests.

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

Except for the reclassification of minority owners’ interests into equity and the inclusion of all of the income of less than 100 percent owned subsidiaries in reported net income, adoption of SFAS 160 is not expected to have a material effect on the Corporation’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.

SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Adoption of SFAS 161 is not expected to have a material effect on the Corporation’s financial statements.

Note 2.  Fair Value Measurements

Effective January 1, 2008, the Corporation adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for its financial assets and liabilities, as required. In February 2008, the FASB issued FASB Staff Position No. 157-2 which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The three levels in the hierarchy used to measure fair value are:

Level 1 – Unadjusted quoted prices in active markets accessible at the reporting date for identical assets and liabilities.

Note 2.  (Continued)

Level 2 – Quoted prices for similar assets or liabilities in active markets.  Quoted prices for identical or similar assets and liabilities in markets that are not considered active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 – Prices or valuations that require inputs that are significant to the valuation and are unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Set forth below, are the financial assets and liabilities measured at fair value as of March 31, 2008, together with the inputs used to develop those fair value measurements.  The Corporation has no financial assets or liabilities for which fair value was measured using Level 3 inputs.

		Fair Value Measurements
(Millions of dollars)	March 31, 2008	Level 1	Level 2

Assets
Company-owned life insurance (“COLI”)	$ 48.6	$ -	$ 48.6
Available-for-sale securities	7.8	7.8	-
Derivatives	59.1	-	59.1

Total	$ 115.5	$ 7.8	$ 107.7

Liabilities
Derivatives	$ 43.9	$ -	$ 43.9

The COLI policies are a source of funding primarily for the Corporation’s nonqualified employee benefit plans and are included in other assets.  Available-for-sale securities are included in other assets.  The derivative assets and liabilities are included in other current assets, other assets, accrued expenses and other liabilities, as appropriate.

Level 1 Fair Values - The fair values of available-for-sale securities are based on quoted market prices in active markets for identical assets.

Level 2 Fair Values - The fair value of the COLI policies is derived from investments in a mix of money market, fixed income and equity funds (the “funds”) managed by unrelated fund managers.  The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and the interest rate swap curves and NYMEX price quotations, respectively.  The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

Note 3.  Strategic Cost Reduction Plan

In July 2005, the Corporation authorized a multi-year plan to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe.

The strategic cost reductions commenced in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008.  Based on current estimates, the strategic cost

Note 3.  (Continued)

reductions are expected to result in cumulative charges of approximately $880 million to $910 million before tax ($610 - $630 million after tax) over that three and one-half year period.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees.  Since the inception of the strategic cost reductions, a net workforce reduction of approximately 5,200 has occurred.  As of March 31, 2008, charges have been recorded related to strategic cost reduction initiatives for all affected facilities.  To date, 14 facilities have been disposed of and three additional facilities have been closed and are being marketed for sale.  Two other facilities will be closed prior to December 31, 2008.  In addition, streamlining at four facilities has been completed.

The following pretax charges were incurred in connection with the strategic cost reductions:

	Three Months Ended March 31
(Millions of dollars)	2008	2007

Noncash charges	$6.3	$23.9
Charges for workforce reductions	9.4	4.6
Other cash charges	4.8	8.4
Charges for special pension and other benefits	3.3	3.7

Total pretax charges	$23.8	$40.6

The following table summarizes the noncash charges:

	Three Months Ended March 31
(Millions of dollars)	2008	2007

Incremental depreciation	$3.7	$30.4
Asset write-offs	1.9	3.3
Net loss (gain) on asset dispositions	.7	(9.8)

Total noncash charges	$6.3	$23.9

The following table summarizes the cash charges recorded and reconciles such charges to accrued expenses at March 31:

(Millions of dollars)	2008	2007

Accrued expenses – beginning of the year	$53.8	$111.2
Charges for workforce reductions	9.4	4.6
Other cash charges	4.8	8.4
Cash payments	(27.1)	(36.0)
Currency	1.3	2.6

Accrued expenses at March 31	$42.2	$90.8

Termination benefits related to workforce reductions were accrued in accordance with the requirements of  SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”),

Note 3.  (Continued)

SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits, as appropriate.  Retention bonuses related to workforce reductions were accrued in accordance with SFAS 146.  The majority of the termination benefits and retention bonuses will be paid within 12 months of accrual.  The termination benefits were provided under: a special-benefit arrangement for affected employees in the U.S.; standard benefit practices in the U.K.; applicable union agreements; or local statutory requirements, as appropriate.  Incremental depreciation was based on changes in useful lives and estimated residual values of assets that are continuing to be used, but will be removed from service before the end of their originally assumed service period.

Costs of the initiatives have not been recorded at the business segment level, as the strategic cost reductions are corporate decisions.  These charges are included in the following income statement captions:

	Three Months Ended March 31
(Millions of dollars)	2008	2007

Cost of products sold	$11.8	$41.8
Marketing, research and general expenses	11.3	8.1
Other (income) and expense, net	.7	(9.3)

Pretax charges	23.8	40.6
Provision for income taxes	(7.7)	(25.6)

Total after-tax charges	$16.1	$15.0

See Note 10 for additional information on the strategic cost reductions by business segment.

Actual pretax charges recorded for the strategic cost reductions relate to activities in the following geographic areas for the three months ended
March 31:

	2008
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$1.6	$2.1	$-	$3.7
Asset write-offs	1.9	-	-	1.9
Charges for workforce reductions and
special pension and other benefits	6.9	5.4	.4	12.7
Loss on asset disposal and other charges	3.8	1.4	.3	5.5

Total charges	$14.2	$8.9	$.7	$23.8

Note 3.  (Continued)

	2007
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$15.9	$13.0	$1.5	$30.4
Asset write-offs	1.8	1.4	.1	3.3
Charges for workforce reductions and
special pension and other benefits	6.3	1.7	.3	8.3
Loss (gain) on asset disposal and other charges	3.2	(3.4)	(1.2)	(1.4)

Total charges	$27.2	$12.7	$.7	$40.6

Note 4.  Inventories

The following schedule presents inventories by major class as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(Millions of dollars)	2008	2007

At lower of cost on the First-In, First-Out (FIFO) method or market:
Raw materials	$500.7	$476.3
Work in process	377.5	357.3
Finished goods	1,685.2	1,564.1
Supplies and other	273.1	261.0
	2,836.5	2,658.7
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(223.9)	(214.9)

Total	$2,612.6	$2,443.8

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

FIFO cost of total inventories on the LIFO method was $1,289.5 million and $1,203.0 million at March 31, 2008 and December 31, 2007, respectively.

Note 5.  Synthetic Fuel Partnerships

The Corporation had minority interests in two synthetic fuel partnerships.  The production of synthetic fuel resulted in pretax losses that were reported as nonoperating expense on the Corporation’s Consolidated Income Statement.  Synthetic fuel produced by the partnerships was eligible for synthetic fuel tax credits through the end of 2007 at which time the law giving rise to the tax benefit expired.  The partnerships will be dissolved during 2008 at no cost to the Corporation.  In addition, in 2007 there were

Note 5.  (Continued)

tax deductions for the nonoperating losses, which reduced the Corporation’s income tax expense.  The effects of those losses and benefits for 2007 are shown in the following table:

(Millions of dollars)	Three Months Ended March 31, 2007

Nonoperating expense		$(27.6)
Tax credits	$25.6
Tax benefit of nonoperating expense	9.1	34.7
Net synthetic fuel benefit		$7.1

Per share basis – diluted		$.02

Note 6.  Employee Postretirement Benefits

The table below presents the interim period disclosure required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits:

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended March 31
(Millions of dollars)	2008	2007	2008	2007

Service cost	$19.7	$21.4	$3.3	$3.4
Interest cost	82.3	78.7	13.2	12.1
Expected return on plan assets	(94.3)	(92.1)	-	-
Recognized net actuarial loss	14.1	19.3	.9	.8
Other	4.2	5.0	.8	.8

Net periodic benefit cost	$26.0	$32.3	$18.2	$17.1

During the first quarter of 2008 and 2007, the Corporation made cash contributions of approximately $36 million and $42 million, respectively, to its pension trusts outside the U.S.  The Corporation currently anticipates contributing about $82 million for the full year in 2008 to its pension trusts outside the U.S.

While no 2008 contributions to the U.S. pension trust are currently anticipated, the funded status of the plan is reviewed regularly in light of regulatory requirements, pension asset returns, and interest rates.

Note 7.  Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS.  The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

	Average Common Shares
	Outstanding for the Three
	Months Ended March 31
(Millions of shares)	2008	2007

Basic	420.2	455.8
Dilutive effect of stock options	1.6	2.7
Dilutive effect of restricted share and restricted share unit awards	1.2	1.4

Diluted	423.0	459.9

Options outstanding during the three month periods ended March 31, 2008 and 2007 to purchase 7.8 million and 118,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

The number of common shares outstanding as of March 31, 2008 and 2007 was 419.1 million and 455.3 million, respectively.

Note 8.  Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the periods except those resulting from investments by and distributions to stockholders.

The following schedule presents the components of comprehensive income:

	Three Months
	Ended March 31
(Millions of dollars)	2008	2007

Net income	$440.9	$452.0
Unrealized currency translation adjustments	300.8	68.3
Employee postretirement benefits, net	(1.1)	36.8
Deferred (losses) gains on cash flow hedges, net of tax	(21.5)	3.5
Unrealized holding losses on available-for-sale securities	(.8)	-

Comprehensive income	$718.3	$560.6

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

Note 8.  (Continued)

unrealized translation adjustment would be removed from stockholders’ equity and reported as part of the gain or loss on the sale or liquidation.

Also included are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

The net unrealized currency translation adjustments for the three months ended March 31, 2008 are primarily due to a weakening of the U.S. dollar versus the Australian dollar, Colombian peso, Czech koruna, euro and Swiss franc.

Note 9.  Accelerated Share Repurchase Program

On July 23, 2007, the Corporation entered into an Accelerated Share Repurchase (“ASR”) Agreement through which it purchased $2 billion of outstanding shares of its common stock.  Under the ASR Agreement, the Corporation purchased approximately 29.6 million shares of its common stock from Bank of America, N.A. (“Bank of America”) at an initial purchase price of $67.48 per share.  These repurchased shares were classified as treasury shares.

Bank of America was expected to repurchase an equivalent number of shares in the open market during the period from July 26, 2007 to June 20, 2008 (the “Repurchase Period”).  The ASR Agreement included a provision that allowed Bank of America, at its discretion, to accelerate the program so that the Repurchase Period could end as early as March 10, 2008.  The initial purchase price per share was subject to an adjustment based on the volume weighted average price per share of the Corporation's shares of common stock during the Repurchase Period.

On March 10, 2008, Bank of America notified the Corporation of its election to exercise the option for early settlement of the ASR Agreement.  As a result of this settlement, Bank of America paid the Corporation approximately $4.9 million, which reduced the overall cost to acquire the shares.

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

Note 10.  (Continued)

The following schedules present information concerning consolidated operations by business segment:

	Three Months
	Ended March 31
(Millions of dollars)	2008	2007

NET SALES:

Personal Care	$2,046.1	$1,797.6
Consumer Tissue	1,707.0	1,593.1
K-C Professional & Other	761.0	697.4
Health Care	297.9	302.7
Corporate & Other	21.8	8.0
Intersegment sales	(21.1)	(13.5)

Consolidated	$4,812.7	$4,385.3

	Three Months
	Ended March 31
(Millions of dollars)	2008	2007

OPERATING PROFIT (reconciled to income before income taxes):

Personal Care	$428.2	$347.2
Consumer Tissue	155.5	207.1
K-C Professional & Other	96.7	108.7
Health Care	46.2	55.6
Other income and (expense), net (a)	6.8	(3.6)
Corporate & Other (a) (b)	(69.3)	(98.9)

Total Operating Profit	664.1	616.1

Nonoperating expense	-	(27.6)
Interest income	8.3	6.6
Interest expense	(74.7)	(50.9)

Income Before Income Taxes	$597.7	$544.2

Note 10.  (Continued)

Notes:

(a)	Other income and (expense), net and Corporate & Other include the following amounts of pretax charges for the strategic cost reductions:

	Three Months
	Ended March 31
(Millions of dollars)	2008	2007

Other income and (expense), net	$(.7)	$9.3

Corporate & Other	(23.1)	(49.9)

(b)	In 2007, Corporate & Other also includes incremental implementation costs of $12.2 million related to the transfer of certain administrative processes to third-party providers.

The following table presents the pretax charges for the strategic cost reductions related to activities in the Corporation’s business segments:

	Three Months
	Ended March 31
(Millions of dollars)	2008	2007

Personal Care	$10.9	$20.4
Consumer Tissue	5.2	15.9
K-C Professional & Other	1.4	2.6
Health Care	6.3	1.7

Total	$23.8	$40.6

Cumulative pretax charges expected to be incurred for the strategic cost reductions of $880 to $910 million by business segment are: Personal Care - $485 to $500 million; Consumer Tissue - $195 to $200 million; K-C Professional & Other - $70 to $75 million; and Health Care - $130 to $135 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects.  The following will be discussed and analyzed:

•	Overview of First Quarter 2008 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Standards

•	Environmental Matters

•	Business Outlook

Overview of First Quarter 2008 Results

•	Net sales increased 9.7 percent.

•	Operating profit increased 7.8 percent, however, net income decreased by 2.5 percent.

•	Cash provided by operations was $444.1 million.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s first quarter of 2008 net sales, operating profit and other information relevant to an understanding of the results of operations.

First Quarter of 2008 Compared With First Quarter of 2007

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2008	2007

Personal Care	$2,046.1	$1,797.6
Consumer Tissue	1,707.0	1,593.1
K-C Professional & Other	761.0	697.4
Health Care	297.9	302.7
Corporate & Other	21.8	8.0
Intersegment sales	(21.1)	(13.5)

Consolidated	$4,812.7	$4,385.3

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Change Due To
	Total	Volume	Net
	Change	Growth	Price	Currency	Other

Consolidated	9.7	3	2	4	1

Personal Care	13.8	7	1	5	1
Consumer Tissue	7.1	(1)	3	4	1
K-C Professional & Other	9.1	2	2	5	-
Health Care	(1.6)	(1)	(2)	2	(1)

Consolidated net sales increased 9.7 percent from the first quarter of 2007 on the strength of nearly 3 percent higher sales volumes and higher net selling prices of about 2 percent, while favorable product mix added approximately 1 percent.  Stronger foreign currencies also added more than 4 percent to net sales.

•
Net sales of personal care products climbed 13.8 percent in the first quarter.  Sales volumes rose 7 percent, while net selling prices and product mix both improved about 1 percent and currency effects added approximately 5 percent to net sales.

Personal care net sales in North America were up about 6 percent compared with the first quarter of 2007, driven by increased sales volumes and net selling prices, up approximately 4 percent and 2 percent, respectively.  Sales volumes improved across most categories, paced by double-digit growth for the Corporation’s Depend and Poise incontinence care brands and mid-single digit growth for Huggies baby wipes.  In diapers and child care, sales volumes rose about 2 percent in comparison to strong increases in the year-ago quarter.  Child care volumes benefited from continued growth in higher-margin, super premium GoodNites Sleep Boxers and Sleep Shorts.  Selling prices were higher primarily as a result of price increases for diaper and child care products implemented during the first quarter in the U.S.

In Europe, personal care net sales were up 8 percent in the quarter, as favorable currency effects boosted sales by about 11 percent.  Increased sales volumes of 1 percent were more than offset by a 3 percent decline in net selling prices and slightly lower product mix.  The volume gain reflects higher sales of Huggies diapers and baby wipes, Pull-Ups training pants and DryNites youth pants across the region.  However, competitive promotional activity in diapers affected net selling prices and also contributed to a 2 percent decline in sales volumes of Huggies diapers in the Corporation’s four core markets – U.K., France, Italy and Spain.  In developing and emerging markets, personal care net sales increased nearly 26 percent, representing the fourteenth consecutive quarter of double-digit growth, as the Corporation is benefiting from strong product and customer programs in rapidly-growing markets.  Sales volumes increased more than 13 percent and the mix of products sold improved about 3 percent, while net selling prices went up 2 percent.  Stronger foreign currencies benefited net sales by approximately 8 percent.  The growth in sales volumes was broad-based, with particular strength throughout most of Latin America and in South Korea, China, Russia, Turkey and Vietnam.

•
Net sales of consumer tissue products were 7.1 percent above the first quarter of 2007.  Although overall sales volumes declined 1 percent versus the prior year, net selling prices and product mix improved by 3 percent and 1 percent, respectively, and favorable currency exchange rates benefited net sales by 4 percent.

In North America, net sales of consumer tissue products rose slightly in the first quarter, as an increase in net selling prices of more than 2 percent and favorable product mix of 1 percent were mostly offset by a 3 percent decline in sales volumes.  The decrease in sales volumes was driven primarily by the Corporation’s decision to shed certain low-margin business as a part of the Corporation’s overall focus on improving revenue realization and to support continued growth of Scott bathroom tissue and other higher-margin offerings.  Sales volumes of Kleenex facial tissue were essentially even with the year-ago quarter, as the cold and flu season recovered from the weakness experienced in the fourth quarter of last year.  The increase in net selling prices includes the benefit from price increases for bathroom tissue and paper towels in the U.S. that were successfully implemented mid-quarter.

In Europe, consumer tissue net sales rose about 13 percent.  Currency exchange rates strengthened by an average of almost 9 percent, accounting for a majority of the increase.  Sales volumes were up approximately 6 percent, on higher sales of Kleenex facial tissue and Andrex bathroom tissue, partially offset by declines of 1 percent each in net selling prices and product mix.  Consumer tissue net sales in developing and emerging markets rose approximately 16 percent.  Net selling prices and product mix improved 8 percent and 1 percent, respectively, while sales volumes were down more than 2 percent.  This reflects the Corporation’s strategy to raise prices in response to higher raw materials costs and to shift mix to more differentiated, higher-margin products.  Favorable currency effects added about 9 percent to net sales.

•
Net sales of K-C Professional (KCP) & Other products advanced 9.1 percent compared with the year-ago quarter.  Sales volumes and net selling prices both were approximately 2 percent better than the prior year, while changes in foreign currency rates benefited net sales by about 5 percent.  KCP continued to post strong sales volume gains in Latin America and volumes were up 2 percent in North America and 4 percent in Europe, reflecting continued growth of the Kleenex, Scott and Cottonelle washroom brands and Kimtech and WypAll wiper products.  Net selling prices were higher in every region around the world as a result of increases implemented over the past year.

•
Net sales of health care products decreased 1.6 percent in the first quarter.  Net selling prices declined by approximately 2 percent and sales volumes and product mix were both lower by about 1 percent, partially offset by currency benefits of 2 percent.  The volume and price declines were mainly attributable to competitive conditions affecting surgical supplies in North America, along with lower demand for face masks globally due to avian flu preparedness in 2007.  Meanwhile, sales of higher-margin medical devices, particularly Ballard respiratory catheters, continued to generate improvement in net sales.

By Geography
(Millions of dollars)

Net Sales	2008	2007

North America	$2,550.5	$2,472.7
Outside North America	2,432.2	2,058.0
Intergeographic sales	(170.0)	(145.4)

Consolidated	$4,812.7	$4,385.3

Commentary:

•
Net sales in North America increased 3.1 percent primarily due to the higher personal care sales volumes and the higher net selling prices for both personal care and consumer tissue.  These gains were partially offset by the lower consumer tissue sales volumes.

•
Net sales outside of North America increased 18.2 percent because of the previously mentioned strength in the developing and emerging markets, and favorable currency effects in Europe, Australia and Brazil.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2008	2007

Personal Care	$428.2	$347.2
Consumer Tissue	155.5	207.1
K-C Professional & Other	96.7	108.7
Health Care	46.2	55.6
Other income and (expense), net (a)	6.8	(3.6)
Corporate & Other (a) (b)	(69.3)	(98.9)

Consolidated	$664.1	$616.1

Notes:

(a)	Other income and (expense), net and Corporate & Other include the following pretax amounts for the strategic cost reductions:

(Millions of dollars)	2008	2007

Other income and (expense), net	$(.7)	$9.3

Corporate & Other	(23.1)	(49.9)

(b)	In 2007, Corporate & Other also includes incremental implementation costs of $12.2 million related to the transfer of certain administrative processes to third-party providers.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
				Raw	Energy and
	Total		Net	Materials	Distribution
	Change	Volume	Price	Cost	Expense	Currency	Other (a)

Consolidated	7.8	9	13	(21)	(6)	9	4 (b)
Personal Care	23.3	16	8	(14)	(3)	5	11
Consumer Tissue	(24.9)	1	21	(28)	(11)	1	(9)
K-C Professional & Other	(11.0)	3	14	(21)	(5)	5	(7)
Health Care	(16.9)	(4)	(8)	(1)	(1)	7	(10)

(a)	Includes cost savings.

(b)	Charges for the strategic cost reductions were $17 million lower in 2008 than in 2007.

Consolidated operating profit for the first quarter of 2008 increased $48.0 million or 7.8 percent from the prior year.  Lower charges for the strategic cost reductions increased operating profit by about $17 million.  Charges for the strategic cost reductions, discussed later in this MD&A and in Note 3 to the Consolidated Financial Statements, are not included in the results of the business segments.  Increased net selling prices of about $80 million, higher sales volumes of nearly $60 million and cost savings of about $51 million were tempered by cost inflation of approximately $160 million.  The inflationary increases were driven primarily by higher fiber costs, up $70 million versus the first quarter of 2007, and more than $55 million for raw materials other than fiber, including nonwovens and other oil-based materials, along with about $20 million of higher energy costs and approximately $15 million in distribution costs.  Marketing, research and general expenses in the first quarter of 2008 reflect an increase of about $22 million for strategic marketing spending, as well as increased expenses of nearly $27 million to support growth in developing and emerging markets and to further build capabilities in key areas such as customer development.  The increase in operating profit also reflects more than $50 million of favorable currency effects compared with the prior year, including gains and losses from currency transactions reported in other income and (expense), net.  Also included in first quarter 2007 earnings were incremental charges of about $12 million related to the transfer of certain administrative processes to third-party providers.

•
Personal care segment operating profit increased 23.3 percent as the benefits of the increased net sales, cost savings and favorable currency effects more than offset the increased materials cost inflation.  Similarly, in North America, operating profit increased due to higher sales volumes, increased net selling prices and cost savings, tempered by cost inflation.  In Europe, operating profit rose primarily because of cost savings.  Operating profit in the developing and emerging markets increased due to the higher sales volumes and increased net selling prices, tempered by higher marketing and general expenses.

•
Consumer tissue segment operating profit declined 24.9 percent as higher net selling prices and cost savings were more than offset by higher raw materials, energy and distribution costs.  In both North America and Europe, operating profit decreased due to the same factors that affected the overall segment.  In the developing and emerging markets, operating profit decreased as higher net selling prices were more than offset by cost inflation and increased marketing and general expenses.

•
Operating profit for K-C Professional & Other products decreased 11.0 percent because higher net selling prices were more than offset by cost inflation, primarily for waste paper, and increased mill maintenance expense.

•
Health care segment operating profit declined 16.9 percent principally due to the lower sales volumes and net selling prices, and less favorable product mix.  In addition, marketing, research and general expenses increased in support of capability building.

•
Other income and (expense), net for 2008 includes foreign currency transaction gains of approximately $12 million versus losses of about $10 million in 2007.  Gains of more than $9 million on properties disposed of as part of the strategic cost reduction plan are also included in 2007.

By Geography
(Millions of dollars)

Operating Profit	2008	2007

North America	$468.6	$490.9
Outside North America	258.0	227.7
Other income and (expense), net (a)	6.8	(3.6)
Corporate & Other (a) (b)	(69.3)	(98.9)

Consolidated	$664.1	$616.1

Notes:

(a)	Other income and (expense), net and Corporate & Other include the following pretax amounts for the strategic cost reductions:

(Millions of dollars)	2008	2007

Other income and (expense), net	$(.7)	$9.3

Corporate & Other	(23.1)	(49.9)

(b)	In 2007, Corporate & Other also includes incremental implementation costs of $12.2 million related to the transfer of certain administrative processes to third-party providers.

Commentary:

•	Operating profit in North America decreased 4.5 percent as the higher personal care sales volumes, increased net selling prices and overall cost savings were more than offset by cost inflation.

•	Operating profit outside North America increased 13.3 percent primarily due to the higher earnings in the developing and emerging markets.

Strategic Cost Reduction Plan

The Corporation is in the final stages of implementing the strategic cost reduction plan that supports the targeted growth initiatives announced in 2005.

During the first quarter, the Corporation continued to successfully execute planned cost reduction activities, the most significant of which involved consolidating infant and child care operations in North America, improving the cost structure in Health Care and streamlining administrative operations in North America and Europe.  Savings for the first quarter totaled approximately $28 million, consistent with the Corporation’s plan to reduce costs by $75 to $100 million for the full year.

To date, employees have been notified about workforce reductions and other actions at all 23 facilities slated for sale, closure or streamlining as part of the cost reduction plan.  In addition, pretax charges of $844 million (about $590 million after tax), or approximately 95 percent of the plan’s expected cost, have now been incurred.  The Corporation estimates cumulative charges for implementing the plan, through its completion in 2008, will total $880 to $910 million ($610 to $630 million after tax), of which approximately 35 percent is expected to be paid in cash.

The strategic cost reductions are corporate decisions and are not included in the business segments’ operating profit performance.  See Note 10 to the Consolidated Financial Statements for the 2008 costs of the strategic cost reductions related to the activities in the Corporation’s business segments.  First quarter 2008 charges have been recorded in cost of products sold ($11.8 million) and marketing, research and general expenses ($11.3 million); and a loss on the disposal of assets totaling ($.7) million has been included in other income and (expense), net.  See Note 3 to the Consolidated Financial Statements for detail on the costs incurred during the first quarter of 2008.

Additional Income Statement Commentary

•
Nonoperating expense of $27.6 million for the first quarter of 2007 was the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 5 to the Consolidated Financial Statements.  No expense is reflected for 2008 since the law giving rise to the related tax benefits for these investments expired at the end of 2007.

•
Interest expense for the first quarter of 2008 increased approximately $24 million from the prior year, primarily as a result of long-term debt issued to fund the Corporation’s $2.0 billion accelerated share repurchase (“ASR”) program in July, 2007, partially offset by lower interest rates.

•
The Corporation’s effective income tax rate was 27.5 percent in 2008 compared with 20.6 percent in 2007.  The increase in 2008 was primarily due to the benefit of synthetic fuel credits and favorable settlements of tax issues in 2007.

•
The Corporation’s share of net income of equity companies in the first quarter of 2008 decreased to about $43 million from $45 million in 2007, due mainly to lower net income at Kimberly-Clark de Mexico, S.A.B. de C.V., where sales growth of about 9 percent was more than offset by significantly higher raw materials costs and an increase in the effective tax rate.

•
Minority owners’ share of subsidiaries’ net income was almost $36 million in the first quarter of 2008 compared with approximately $25 million in the prior year.  The increase was attributable to minority owners’ share of increased earnings at majority-owned subsidiaries in Latin America, Asia and the Middle East, and higher returns on the redeemable preferred securities of the Corporation’s consolidated foreign financing subsidiary.

•
As a result of the Corporation’s ongoing share repurchase program, including the ASR program, the average number of common shares outstanding declined, which benefited first quarter 2008 net income by $.08 per share.  This benefit was mostly offset by the higher interest expense associated with the July 2007 debt issuances.  See Note 9 to the Consolidated Financial Statements for detail on the ASR program.

Liquidity and Capital Resources

•	Cash provided by operations in the first quarter decreased to $444 million from $525 million in 2007, primarily because of an increased investment in working capital, principally in inventory.

•
Capital spending for the first quarter was $221 million in 2008 compared with $282 million in the prior year.  The Corporation still expects capital spending in 2008 will be in a range of $850 to $950 million.

•	At March 31, 2008, total debt and redeemable preferred securities was $6.7 billion compared with $6.5 billion at the end of 2007.

•
During the first quarter of 2008, the Corporation repurchased approximately 3.1 million shares of its common stock at a cost of about $200 million, in line with the Corporation’s target to repurchase $800 million to $1 billion worth of its shares in 2008.

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

Business Outlook

Based on its first quarter performance, the Corporation expects solid growth in organic sales over the balance of the year.  In addition, favorable currency effects, at current rates of exchange, are expected to benefit sales comparisons.  However, the Corporation anticipates inflation will continue to put pressure on its margins, particularly in light of recent increases in fiber and oil costs.  Nonetheless, the Corporation expects to generate good bottom-line improvement for the full year, as it focuses on improving revenue realization and reducing costs.  Meanwhile, the Corporation plans to continue to support its growth and further strengthen its competitive position with higher levels of spending for strategic marketing and customer development.

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

For a description of these and other factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 entitled “Risk Factors.”

Item 4. Controls and Procedures.

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2008.  There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2007, a wholly-owned subsidiary of the Corporation was served a summons in Pennsylvania state court by the Delaware County Regional Water Quality Authority ("Delcora").  Also in May 2007, Delcora initiated an administrative action against the Corporation.  Delcora is a public agency that operates a sewerage system and a wastewater treatment facility serving industrial and municipal customers, including Kimberly-Clark's Chester Mill.  Delcora also regulates the discharge of wastewater from the Chester Mill.  Delcora has alleged in the summons and the administrative action that the Corporation underreported the quantity of effluent discharged to Delcora from the Chester Mill for several years due to an inaccurate effluent metering device and owes additional amounts.  The Corporation’s action for declaratory judgment in the Federal District Court for the Eastern District of Pennsylvania was dismissed in December 2007 on grounds of abstention.  The Corporation has appealed this dismissal to the Third Circuit Court of Appeals.  The Corporation continues to believe that Delcora's allegations lack merit and is vigorously defending against Delcora’s actions.  In management's opinion, this matter is not expected to have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity.

The Corporation received a notice of violation from the Washington State Department of Ecology (“DOE”) in October 2007 alleging a violation of certain Washington State environmental regulations related to smoke and odor emanating from a wood waste pile at the Corporation’s Riverside property approximately three miles from its mill in Everett, Washington.  In December 2007, the DOE notified the Corporation of its intention to seek a penalty of $235,000, based on the alleged violation.  The Corporation entered into a Settlement Agreement with the DOE in March 2008 under which the Corporation agreed to pay a $40,000 penalty to the DOE plus $125,000 to the Puget Sound Clean Air Agency of which $20,000 will be available to expand a wood-stove replacement program to Everett and $105,000 will be available to install pollution-reduction equipment on city-owned diesel vehicles.  In the Settlement Agreement, the DOE acknowledged that the Corporation has restored compliance to the Riverside wood waste pile.

Item 2. Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs.  All share repurchases by the Corporation were made through brokers in the open market.  During 2008, the Corporation anticipates purchasing about $800 million to $1 billion of its common stock.  The following table contains information for shares repurchased during the first quarter of 2008.  None of the shares in this table were repurchased directly from any officer or director of the Corporation.

				Maximum
				Number of
				Shares
				That May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the
Period	of Shares	Price Paid	Announced Plans or	Plans or
(2008)	Purchased(1)	Per Share	Programs	Programs

January 1 to 31	776,000	$66.27	8,790,411	41,209,589
February 1 to 29	1,141,000	65.11	9,931,411	40,068,589
March 1 to 31	1,157,000	64.26	11,088,411	38,911,589

Total	3,074,000

(1)
Share repurchases were made pursuant to a share repurchase program authorized by the Corporation’s Board of Directors on July 23, 2007, which allows for the repurchase of 50 million shares in an amount not to exceed $5 billion.

In addition, during January, February and March 2008, 7,098 shares at a cost of $446,941, 93,352 shares at a cost of $6,014,616 and 2,345 shares at a cost of $151,159, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2008 Annual Meeting of Stockholders of the Corporation was held on Thursday, April 17, 2008, at the Four Seasons Resort and Club, 4150 North MacArthur Boulevard, Irving, Texas.  Represented at the meeting in person or by proxy were 380,719,755 shares of common stock, or 90.57 percent of all shares of common stock outstanding.

Election of Directors

Following is a list of directors elected to one-year terms expiring at the 2009 Annual Meeting of Stockholders and the corresponding vote tabulation for the shares represented at the meeting.  Of the shares represented at the meeting, at least 92.78 percent voted for each nominee.  There were no broker non-votes with respect to this matter.

		Votes
Nominee	Votes For	Against	Abstain

John R. Alm	374,887,943	2,558,756	3,273,056
John F. Bergstrom	353,235,762	24,234,312	3,249,681
Robert W. Decherd	374,291,085	3,154,431	3,274,239
Ian C. Read	374,827,129	2,618,630	3,273,996
G. Craig Sullivan	375,070,247	2,388,200	3,261,308

The Corporation’s other directors are: Dennis R. Beresford, Abelardo E. Bru, Thomas J. Falk, Mae C. Jemison, M. D., James M. Jenness, Linda Johnson Rice and Marc J. Shapiro.

Other Matters Voted on at Annual Meeting

The stockholders also voted on seven proposals at the meeting.  The following table shows the vote tabulation for the shares represented at the meeting:

		Votes		Broker
Proposal	Votes For	Against	Abstain	Non-votes

Ratification of Auditors	371,311,483	5,933,054	3,475,218	0

Approval of Amended and Restated Certificate of Incorporation to Eliminate Supermajority Voting Provisions	372,770,134	3,863,257	4,086,364	0

Stockholder Proposal Regarding Qualifications for Director Nominees	7,481,744	324,110,004	5,155,142	43,972,865

Stockholder Proposal Regarding Adoption of Global Human Rights Standards Based on International Labor Conventions	28,059,325	264,392,294	44,294,571	43,973,565

Stockholder Proposal Regarding Special Shareholder Meetings	202,836,030	129,463,753	4,447,107	43,972,865

Stockholder Proposal Regarding Cumulative Voting	138,727,323	193,649,680	4,369,887	43,972,865

Stockholder Proposal Regarding Amendment of Bylaws to Establish a Board Committee on Sustainability	14,375,210	282,012,166	40,359,513	43,972,865

Item 6.  Exhibits.

(a)	Exhibits

(3)a	Amended and Restated Certificate of Incorporation, dated April 17, 2008, filed herewith.

(3)b	By-Laws, as amended September 14, 2006, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated September 18, 2006.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)c	Seventh Amended and Restated Deferred Compensation Plan for Directors, effective January 1, 2008, filed herewith.

(10)m	2001 Equity Participation Plan, as amended, dated April 16, 2008, filed herewith.

(10)n	Form of Award Agreements under 2001 Equity Participation Plan, filed herewith.

(10)r	Letter Agreement between Kimberly-Clark Corporation and Tony Palmer, filed herewith.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

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
Randy J. Vest
Vice President and Controller
(principal accounting officer)

May 9, 2008

EXHIBIT INDEX

Exhibit No.	Description

(3)a	Amended and Restated Certificate of Incorporation, dated April 17, 2008, filed herewith.

(3)b	By-Laws, as amended September 14, 2006, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated September 18, 2006.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)c	Seventh Amended and Restated Deferred Compensation Plan for Directors, effective January 1, 2008, filed herewith.

(10)m	2001 Equity Participation Plan, as amended, dated April 16, 2008, filed herewith.

(10)n	Form of Award Agreements under 2001 Equity Participation Plan, filed herewith.

(10)r	Letter Agreement between Kimberly-Clark Corporation and Tony Palmer, filed herewith.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.