Form 10-Q
period 2008-06-30
KIMBERLY CLARK CORP
filed 2008-08-08
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐   No  ☒

As of July 31, 2008, there were 415,216,107 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of dollars, except per share amounts)	2008	2007	2008	2007

Net Sales	$5,006.2	$4,502.0	$9,818.9	$8,887.3
Cost of products sold	3,521.7	3,056.0	6,878.7	6,089.0

Gross Profit	1,484.5	1,446.0	2,940.2	2,798.3
Marketing, research and general expenses	827.3	797.6	1,625.7	1,530.2
Other (income) and expense, net	7.1	(.3)	.3	3.3

Operating Profit	650.1	648.7	1,314.2	1,264.8
Nonoperating expense	-	(47.5)	-	(75.1)
Interest income	7.4	7.4	15.7	14.0
Interest expense	(72.8)	(51.9)	(147.5)	(102.8)

Income Before Income Taxes,
Equity Interests and Extraordinary Loss	584.7	556.7	1,182.4	1,100.9
Provision for income taxes	(174.6)	(111.5)	(339.2)	(223.6)

Income Before Equity Interests
and Extraordinary Loss	410.1	445.2	843.2	877.3
Share of net income of equity companies	48.4	42.8	91.8	87.8
Minority owners’ share of subsidiaries’ net
income	(34.1)	(26.2)	(69.7)	(51.3)
Extraordinary loss, net of income taxes	(7.7)	-	(7.7)	-

Net Income	$416.7	$461.8	$857.6	$913.8

Per Share Basis:

Net Income
Basic
Before extraordinary loss	$1.02	$1.01	$2.07	$2.01
Extraordinary loss	(.02)	-	(.02)	-
Net Income	$1.00	$1.01	$2.05	$2.01

Diluted
Before extraordinary loss	$1.01	$1.00	$2.06	$1.99
Extraordinary loss	(.02)	-	(.02)	-
Net Income	$.99	$1.00	$2.04	$1.99

Cash Dividends Declared	$.58	$.53	$1.16	$1.06

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
(Millions of dollars)	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$545.8	$472.7
Accounts receivable, net	2,599.0	2,560.6
Inventories	2,629.8	2,443.8
Other current assets	536.4	619.5
Total Current Assets	6,311.0	6,096.6

Property	16,718.8	16,243.0
Less accumulated depreciation	8,490.7	8,149.0
Net Property	8,228.1	8,094.0

Investments in Equity Companies	422.8	390.0

Goodwill	3,097.1	2,942.4

Long-Term Notes Receivable	599.7	-

Other Assets	966.8	916.7
	$19,625.5	$18,439.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,348.4	$1,097.9
Accounts payable	1,751.6	1,768.3
Accrued expenses	1,763.9	1,782.8
Other current liabilities	350.6	279.6
Total Current Liabilities	5,214.5	4,928.6

Long-Term Debt	4,995.5	4,393.9
Noncurrent Employee Benefits	1,534.7	1,558.5
Long-Term Income Taxes Payable	170.7	288.3
Deferred Income Taxes	463.6	369.7
Other Liabilities	205.1	188.3
Minority Owners’ Interests in Subsidiaries	427.0	484.1
Redeemable Preferred Securities of Subsidiary	1,011.0	1,004.6
Stockholders’ Equity	5,603.4	5,223.7
	$19,625.5	$18,439.7

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Six Months
	Ended June 30
(Millions of dollars)	2008	2007

Operating Activities
Net income	$857.6	$913.8
Extraordinary loss, net of income taxes	7.7	-
Depreciation and amortization	400.2	412.9
Stock-based compensation	24.7	37.6
Increase in operating working capital	(192.5)	(100.5)
Deferred income tax provision	50.2	(90.2)
Net losses on asset dispositions	16.6	14.7
Equity companies’ earnings in excess of dividends paid	(52.7)	(55.5)
Minority owners’ share of subsidiaries’ net income	69.7	51.3
Postretirement benefits	(3.6)	.5
Other	19.0	(8.6)

Cash Provided by Operations	1,196.9	1,176.0

Investing Activities
Capital spending	(433.6)	(544.0)
Acquisition of businesses, net of cash acquired	(76.4)	(15.7)
Proceeds from sales of investments	38.8	12.4
Proceeds from dispositions of property	1.0	60.0
Net decrease in time deposits	43.8	17.9
Investments in marketable securities	(8.6)	(4.1)
Other	(1.1)	(24.9)

Cash Used for Investing	(436.1)	(498.4)

Financing Activities
Cash dividends paid	(467.5)	(465.8)
Net increase in short-term debt	213.1	8.2
Proceeds from issuance of long-term debt	34.3	27.4
Repayments of long-term debt	(34.7)	(35.7)
Cash paid on redeemable preferred securities of subsidiary	(20.1)	-
Proceeds from exercise of stock options	67.0	213.5
Acquisitions of common stock for the treasury	(437.0)	(315.5)
Other	(34.4)	(16.7)

Cash Used for Financing	(679.3)	(584.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8.4)	3.2
Increase in Cash and Cash Equivalents	73.1	96.2
Cash and Cash Equivalents, beginning of year	472.7	360.8

Cash and Cash Equivalents, end of period	$545.8	$457.0

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

•	fair value contingent consideration arrangements at the acquisition date,
•	expense transaction costs as incurred rather than being considered part of the fair value of an acquirer’s interest,
•	fair value certain preacquisition contingencies, such as environmental or legal issues,
•	limit accrual of the costs for a restructuring plan to pre-acquisition date restructuring obligations, and
•	capitalize the value of acquired research and development as an indefinite-lived intangible asset, subject to impairment accounting, rather than being expensed at the acquisition date.

SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption is prospective, and early adoption is not permitted.  Adoption of SFAS 141(R) is not expected to have a material effect on the Corporation’s financial statements.

Note 1.  (Continued)

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

•
The current practice of reporting minority owners’ share of subsidiaries’ net income will change.  Reported net income will include the total income of all consolidated subsidiaries, with separate disclosure on the face of the income statement of the split of net income between the controlling and noncontrolling interests.

•
Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions.  If the controlling interest loses control and deconsolidates a subsidiary, full gain or loss on the transition will be recognized.

SFAS 160 is effective for fiscal years, and interim periods within fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  Adoption is prospective, except for the following provisions, which are required to be adopted retrospectively:

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

In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  The FSP specifies that certain share-based payment awards are participating securities, which must be included in the computation of basic and diluted earnings per share under the two-class method prescribed in SFAS 128, Earnings per Share.  Under the two-class method, earnings per share is computed by allocating net income of an entity to both common shareholders and participating securities.

Note 1.  (Continued)

The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  The FSP requires that earnings per share presented for prior periods be retrospectively restated.  Adoption of the FSP is not expected to have a material effect on the Corporation’s financial statements.

Note 2. Variable Interest Entities

The Corporation has minority voting interests in two financing entities (the “Financing Entities”) used to monetize long-term notes (the “Notes”) received from the sale of certain nonstrategic timberlands and related assets to nonaffiliated buyers.  The Notes have an aggregate face value of $617 million and are backed by irrevocable standby letters of credit issued by money center banks.  The Notes and certain other assets were transferred to the Financing Entities in 1999 and 2000.  A nonaffiliated financial institution (the “Third Party”) has made substantive capital investments in each of the Financing Entities and has majority voting control over them. The Third Party also made monetization loans aggregating $617 million to the Corporation, which were assumed by the Financing Entities at the time they acquired the Notes.  These monetization loans are secured by the Notes.  The Corporation also contributed to the Financing Entities intercompany notes receivable aggregating $662 million and intercompany preferred stock of $50 million, which serve as secondary collateral for the monetization loans.

In 2003 upon adoption of FIN 46(R), Consolidation of Variable Interest Entities, (“FIN 46(R)”), the Corporation determined that the Third Party was the primary beneficiary of the Financing Entities as a result of the interest rate variability allocated to it in accordance with FIN 46(R).

On June 30, 2008, the maturity dates of the lending arrangements with the Third Party were extended.  FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R), (“FSP 46(R)”), which was issued in 2006, requires that certain interest rate variability no longer be considered in determining the primary beneficiary of variable interest entities.  As required by FIN 46(R) in connection with the extensions, the Corporation reconsidered the primary beneficiary determination and concluded, after excluding the interest rate variability as required by FSP 46(R), that it was now the primary beneficiary.

Because the Corporation became the primary beneficiary of the Financing Entities on June 30, 2008, it began consolidating them.  In accordance with FIN 46(R), the assets and liabilities of the Financing Entities were recorded at fair value as of June 30, 2008.  As a result of the consolidation, the Notes held by the Financing Entities with an aggregate fair value of $599.7 million and the fair value of the monetization loans aggregating $611.8 million have been included in long-term notes receivable and long-term debt, respectively, on the consolidated balance sheet.

Fair values have been classified within level 3 of the fair value hierarchy contained in SFAS No. 157, Fair Value Measurements (“SFAS 157”).  These financial assets and liabilities are not traded in active markets.  Accordingly, their fair values were calculated using a floating rate pricing model that compares the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade.  The model uses the following inputs to calculate fair values: current LIBOR rate, fair value spread, stated spread, maturity date and interest payment dates.

Note 2.  (Continued)

The following summarizes the terms of the Notes and the monetization loans.

Description	Face Value	Fair Value	Maturity	Interest Rate (a) (b)
Note 1	$397 million	$388.4 million	September 30, 2009	LIBOR minus 15 bps
Note 2	220 million	211.3 million	July 7, 2011	LIBOR minus 12.5 bps
Loan 1	397 million	392.0 million	September 30, 2009	LIBOR plus 75 bps
Loan 2	220 million	219.8 million	July 1, 2009	LIBOR plus 75 bps

(a) Payable quarterly
(b) 3 month LIBOR

Because the fair value of the monetization loans exceeded the fair value of the Notes, the Corporation recorded an after-tax extraordinary charge of  $7.7 million on its Consolidated Income Statement for the period ended June 30, 2008, as required by FIN 46(R).  In accordance with FIN 46(R), prior period financial statements have not been adjusted to reflect the consolidation of the Financing Entities.

Interest income on the Notes and interest expense on the monetization loans will be reported on the Consolidated Income Statement.  In addition, the Notes and monetization loans will be adjusted from their June 30, 2008 fair values to their face values through their respective maturity dates with the adjustment recorded as interest income and interest expense, respectively.

Note 3.  Fair Value Measurements

Effective January 1, 2008, the Corporation adopted SFAS 157, for its financial assets and liabilities, as required.  In February 2008, the FASB issued FASB Staff Position No. 157-2 which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The three levels in the hierarchy used to measure fair value are:

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

Note 3.  (Continued)

Set forth below, are the financial assets and liabilities measured at fair value as of June 30, 2008, together with the inputs used to develop those fair value measurements.  The Corporation has no financial assets or liabilities for which fair value was measured on a recurring basis using Level 3 inputs.

		Fair Value Measurements
(Millions of dollars)	June 30, 2008	Level 1	Level 2

Assets
Company-owned life insurance (“COLI”)	$ 47.7	$ -	$ 47.7
Available-for-sale securities	15.3	15.3	-
Derivatives	39.8	-	39.8

Total	$102.8	$15.3	$ 87.5

Liabilities
Derivatives	$ 31.6	$ -	$ 31.6

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

Level 2 Fair Values - The fair value of the COLI policies is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers.  The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and the interest rate swap curves and NYMEX price quotations, respectively.  The  fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

Note 4.  Strategic Cost Reduction Plan

In July 2005, the Corporation authorized a multi-year plan to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe.

The strategic cost reductions commenced in the third quarter of 2005 and are expected to be substantially completed by December 31, 2008.  Based on current estimates, the strategic cost  reductions are expected to result in cumulative charges of approximately $880 to $900 million before tax ($610 - $620 million after tax) over that three and one-half year period.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees.  Since the inception of the strategic cost reductions, a net workforce reduction of approximately 5,200 has occurred.  As of June 30, 2008, charges have been recorded related to strategic cost reduction initiatives for all affected facilities.  To date, 14 facilities have been

Note 4.  (Continued)

disposed of and three additional facilities have been closed and are being marketed for sale.  Two other facilities will be closed prior to December 31, 2008.  In addition, streamlining at four facilities has been completed.

The following pretax charges were incurred in connection with the strategic cost reductions:

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2008	2007	2008	2007

Noncash charges	$5.4	$20.7	$11.7	$44.6
Charges (credits) for workforce reductions	3.3	(10.6)	12.7	(6.0)
Other cash charges	5.7	6.9	10.5	15.3
Charges for special pension and other benefits	.1	.8	3.4	4.5

Total pretax charges	$14.5	$17.8	$38.3	$58.4

The following table summarizes the noncash charges:

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2008	2007	2008	2007

Incremental depreciation	$4.3	$19.3	$8.0	$49.7
Asset write-offs	.1	1.4	2.0	4.7
Net loss (gain) on asset dispositions	1.0	-	1.7	(9.8)

Total noncash charges	$5.4	$20.7	$11.7	$44.6

The following table summarizes the cash charges recorded and reconciles such charges to accrued expenses at June 30:

(Millions of dollars)	2008	2007

Accrued expenses – beginning of the year	$53.8	$111.2
Charges (credits) for workforce reductions	12.7	(6.0)
Other cash charges	10.5	15.3
Cash payments	(43.4)	(63.0)
Currency	1.4	2.3

Accrued expenses at June 30	$35.0	$59.8

Termination benefits related to workforce reductions were accrued in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination

Note 4.  (Continued)

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

Costs of the initiatives have not been recorded at the business segment level, as the strategic cost reductions are corporate decisions.  These charges are included in the following income statement captions:

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2008	2007	2008	2007

Cost of products sold	$8.7	$10.7	$20.5	$52.5
Marketing, research and general expenses	4.9	7.1	16.2	15.2
Other (income) and expense, net	.9	-	1.6	(9.3)

Pretax charges	14.5	17.8	38.3	58.4
Provision for income taxes	(5.5)	(7.9)	(13.2)	(33.5)
Minority owners’ share of subsidiaries’
net income	-	(.1)	-	(.1)

Total after tax charges	$9.0	$9.8	$25.1	$24.8

See Note 10 for additional information on the strategic cost reductions by business segment.

Actual pretax charges recorded for the strategic cost reductions relate to activities in the following geographic areas for the three months ended June 30:

	2008
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$1.5	$2.8	$-	$4.3
Asset write-offs	-	.1	-	.1
Charges for workforce reductions and special
pension and other benefits	2.3	1.1	-	3.4
Loss on asset disposals and other charges	4.1	2.4	.2	6.7

Total charges	$7.9	$6.4	$.2	$14.5

Note 4.  (Continued)

	2007
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$13.4	$6.7	$(.8)	$19.3
Asset write-offs	1.2	(.2)	.4	1.4
Charges (credits) for workforce reductions and
special pension and other benefits	5.3	(18.7)	3.6	(9.8)
Loss on asset disposals and other charges	4.8	1.2	.9	6.9

Total charges (credits)	$24.7	$(11.0)	$4.1	$17.8

Actual pretax charges recorded for the strategic cost reductions relate to activities in the following geographic areas for the six months ended June 30:

	2008
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$3.1	$4.9	$-	$8.0
Asset write-offs	1.9	.1	-	2.0
Charges for workforce reductions and special
pension and other benefits	9.2	6.5	.4	16.1
Loss on asset disposals and other charges	7.9	3.8	.5	12.2

Total charges	$22.1	$15.3	$.9	$38.3

	2007
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$29.3	$19.7	$.7	$49.7
Asset write-offs	3.0	1.2	.5	4.7
Charges (credits) for workforce reductions and
special pension and other benefits	11.6	(17.0)	3.9	(1.5)
Loss (gain) on asset disposals and other charges	8.0	(2.2)	(.3)	5.5

Total charges	$51.9	$1.7	$4.8	$58.4

Note 5.  Inventories

The following schedule presents inventories by major class:

	June 30,	December 31,
(Millions of dollars)	2008	2007

At lower of cost on the First-In, First-Out (FIFO) method or market:
Raw materials	$520.7	$476.3
Work in process	397.8	357.3
Finished goods	1,671.6	1,564.1
Supplies and other	279.6	261.0
	2,869.7	2,658.7
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(239.9)	(214.9)

Total	$2,629.8	$2,443.8

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

FIFO cost of total inventories on the LIFO method was $1,236.7 million and $1,203.0 million at June 30, 2008 and December 31, 2007, respectively.

Note 6.  Synthetic Fuel Partnerships

The Corporation had minority interests in two synthetic fuel partnerships.  The production of synthetic fuel resulted in pretax losses that were reported as nonoperating expense on the Corporation’s Consolidated Income Statement.  Synthetic fuel produced by the partnerships was eligible for synthetic fuel tax credits through the end of 2007 at which time the law giving rise to the tax benefit expired.  The partnerships will be dissolved during 2008 at no cost to the Corporation.  In addition, in 2007 there were tax deductions for the nonoperating losses, which reduced the Corporation’s income tax expense.  The effects of those losses and benefits for 2007 are shown in the following table:

	Periods Ended June 30, 2007
(Millions of dollars)	Three Months		Six Months

Nonoperating expense		$(47.5)		$(75.1)
Tax credits	$43.9		$69.5
Tax benefit of nonoperating expense	15.6	59.5	24.7	94.2
Net synthetic fuel benefit		$12.0		$19.1

Per share basis – diluted		$.03		$.04

Note 7. Employee Postretirement Benefits

The table below presents the interim period disclosure required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits:

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended June 30
(Millions of dollars)	2008	2007	2008	2007

Service cost	$18.9	$20.2	$3.3	$3.2
Interest cost	82.5	77.9	12.2	12.9
Expected return on plan assets	(94.4)	(92.8)	-	-
Recognized net actuarial loss	14.4	18.6	(.6)	1.8
Other	3.1	2.8	.7	.8

Net periodic benefit cost	$24.5	$26.7	$15.6	$18.7

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Six Months Ended June 30
(Millions of dollars)	2008	2007	2008	2007

Service cost	$38.6	$41.6	$6.6	$6.6
Interest cost	164.8	156.6	25.4	25.0
Expected return on plan assets	(188.7)	(184.9)	-	-
Recognized net actuarial loss	28.5	37.9	.3	2.6
Other	7.3	7.8	1.5	1.6

Net periodic benefit cost	$50.5	$59.0	$33.8	$35.8

During the first and second quarters of 2008, the Corporation made cash contributions of approximately $36 million and $17 million, respectively, to its pension trusts outside the U.S.  During the first and second quarters of 2007, the Corporation made cash contributions of approximately $42 million and $17 million, respectively, to its pension trusts outside the U.S.  The Corporation currently anticipates contributing about $93 million for the full year 2008 to its pension trusts outside the U.S.

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

Note 8.  Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS.  The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

	Average Common Shares Outstanding
	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of shares)	2008	2007	2008	2007

Basic	417.7	455.6	418.9	455.7
Dilutive effect of stock options	1.3	2.7	1.4	2.7
Dilutive effect of restricted share and restricted
share unit awards	.9	1.3	1.1	1.4
Diluted	419.9	459.6	421.4	459.8

Options outstanding during the three- and six-month periods ended June 30, 2008 to purchase 10.1 million and 8.8 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the periods.

Options outstanding during the three- and six-month periods ended June 30, 2007 to purchase 3.3 million and 1.8 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the periods.

The number of common shares outstanding as of June 30, 2008 and 2007 was 416.2 million and 455.3 million, respectively.

Note 9.  Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the periods except those resulting from investments by and distributions to stockholders.

The following schedule presents the components of comprehensive income:

	Six Months
	Ended June 30
(Millions of dollars)	2008	2007

Net income	$857.6	$913.8
Unrealized currency translation adjustments	354.4	182.5
Employee postretirement benefits, net of tax	4.7	55.0
Deferred (losses) gains on cash flow hedges, net of tax	(10.2)	5.4
Unrealized holding losses on available-for-sale securities, net of tax	(1.9)	(.1)

Comprehensive income	$1,204.6	$1,156.6

Note 9.  (Continued)

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

The net unrealized currency translation adjustments for the six months ended June 30, 2008 are primarily due to a weakening of the U.S. dollar versus the Australian dollar, euro, Brazilian real, Swiss franc, and Czech Republic koruna, partially offset by the South Korean won.

Note 10.  Description of Business Segments

The Corporation is organized into operating segments based on product groupings.  These operating segments have been aggregated into four reportable global business segments: Personal Care; Consumer Tissue; K-C Professional & Other; and Health Care.  The reportable segments were determined in accordance with how the Corporation’s executive managers develop and execute the Corporation’s global strategies to drive growth and profitability of the Corporation’s worldwide Personal Care, Consumer Tissue, K-C Professional & Other and Health Care operations.  These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses.  Segment management is evaluated on several factors, including operating profit.  Segment operating profit excludes other income and (expense), net; income and expense not associated with the business segments; and the costs of corporate decisions related to the strategic cost reductions described in Note 4.

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

Note 10.  (Continued)

•
The Health Care segment manufactures and markets disposable health care products such as surgical gowns, drapes, infection control products, sterilization wrap, face masks, exam gloves, respiratory products and other disposable medical products.  Products in this segment are sold under the Kimberly-Clark, Ballard and other brand names.

The following schedules present information concerning consolidated operations by business segment:

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2008	2007	2008	2007

NET SALES:

Personal Care	$2,165.0	$1,881.5	$4,211.1	$3,679.1
Consumer Tissue	1,689.6	1,568.6	3,396.6	3,161.7
K-C Professional & Other	839.9	763.0	1,600.8	1,460.4
Health Care	306.3	296.7	604.2	599.4
Corporate & Other	23.0	9.0	44.8	17.0
Intersegment sales	(17.6)	(16.8)	(38.6)	(30.3)

Consolidated	$5,006.2	$4,502.0	$9,818.9	$8,887.3

Note 10. (Continued)

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2008	2007	2008	2007

OPERATING PROFIT (reconciled to income before
income taxes):

Personal Care	$436.4	$393.2	$864.6	$740.4
Consumer Tissue	130.4	168.9	285.9	376.0
K-C Professional & Other	110.9	119.9	207.6	228.6
Health Care	29.8	52.0	76.0	107.6
Other income and (expense), net(a)	(7.1)	.3	(.3)	(3.3)
Corporate & Other(a) (b)	(50.3)	(85.6)	(119.6)	(184.5)

Total Operating Profit	650.1	648.7	1,314.2	1,264.8

Nonoperating expense	-	(47.5)	-	(75.1)
Interest income	7.4	7.4	15.7	14.0
Interest expense	(72.8)	(51.9)	(147.5)	(102.8)

Income Before Income Taxes	$584.7	$556.7	$1,182.4	$1,100.9

Notes:

(a) Other income and (expense), net and Corporate & Other include the following amounts of pretax charges for the strategic cost reductions:

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2008	2007	2008	2007

Other income and (expense), net	$(.9)	$-	$(1.6)	$9.3

Corporate & Other	(13.6)	(17.8)	(36.7)	(67.7)

(b) In 2007, Corporate & Other also includes the related implementation costs of $11.0 million and $23.2 million for the three and six months ended June 30, respectively.

Note 10. (Continued)

The following table presents the pretax charges for the strategic cost reductions related to activities in the Corporation’s business segments:

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2008	2007	2008	2007

Personal Care	$3.8	$22.2	$14.7	$50.2
Consumer Tissue	2.1	(12.9)	7.3	3.0
K-C Professional & Other	1.0	4.0	2.4	6.6
Health Care	6.7	4.5	12.3	7.9
Other (income) and expense, net	.9	-	1.6	(9.3)

Total	$14.5	$17.8	$38.3	$58.4

Cumulative pretax charges expected to be incurred for the strategic cost reductions of $880 to $900 million by business segment are: Personal Care - $485 to $495 million; Consumer Tissue - $195 to $200 million; K-C Professional & Other - $70 to $72 million; and Health Care - $130 to $133 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects.  The following will be discussed and analyzed:

•	Overview of Second Quarter 2008 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Standards

•	Environmental Matters

•	Business Outlook

Overview of Second Quarter 2008 Results

•	Net sales increased 11.2 percent.

•	Operating profit increased .2 percent; however, net income decreased by 9.8 percent.

•	Cash provided by operations was $752.8 million, an increase of 15.5 percent over last year.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s second quarter and first six months of 2008 net sales, operating profit and other information relevant to an understanding of the results of operations.

Second Quarter of 2008 Compared With Second Quarter of 2007

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2008	2007

Personal Care	$2,165.0	$1,881.5
Consumer Tissue	1,689.6	1,568.6
K-C Professional & Other	839.9	763.0
Health Care	306.3	296.7
Corporate & Other	23.0	9.0
Intersegment sales	(17.6)	(16.8)

Consolidated	$5,006.2	$4,502.0

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net
	Change	Growth	Price	Currency	Other

Consolidated	11.2	3	3	4	1

Personal Care	15.1	9	2	4	-
Consumer Tissue	7.7	(3)	5	4	2
K-C Professional & Other	10.1	1	3	4	2
Health Care	3.2	5	(2)	2	(2)

•
Personal care net sales in North America increased about 10 percent compared with the second quarter of 2007, driven primarily by sales volume growth of 8 percent.  Higher net selling prices and favorable currency translation both added 1 percent to net sales.  Sales volumes improved across most categories, paced by double-digit growth for Huggies diapers and high single-digit gains for the Corporation’s child care and incontinence care brands.  Selling prices rose primarily as a result of price increases for diaper and child care products implemented during the first quarter in the U.S., partially offset by competitive promotional activities.

In Europe, personal care net sales were up approximately 8 percent in the quarter.  Favorable currency effects boosted sales by about 13 percent; however, sales volumes were lower by 5 percent.  The volume decline reflects lower sales of Huggies diapers, partially offset by increased sales of baby wipes and child care products across the region.  Sales volumes of Huggies diapers in the Corporation’s four core markets – U.K., France, Italy and Spain – were down 8 percent as the Corporation maintained net selling prices generally in line with prior year levels in a continued highly competitive environment.

In developing and emerging markets, personal care net sales increased about 25 percent, representing the fifteenth consecutive quarter of double-digit growth, as the Corporation is benefiting from product and customer programs in rapidly growing markets.  Sales volumes increased more than 14 percent, while net selling prices and the mix of products sold both improved approximately 2 percent.  Stronger foreign currencies benefited sales by more than 6 percent.  The growth in sales volumes was broad-based, with particular strength throughout most of Latin America and in South Korea, China, Russia, Turkey and Vietnam.

•
In North America, net sales of consumer tissue products decreased 1 percent in the second quarter, as an increase in net selling prices of about 5 percent was more than offset by a 6 percent decline in sales volumes.  The improvement in selling prices was due mainly to price increases for bathroom tissue and paper towels implemented during the first quarter in the U.S., while the majority of the decrease in sales volumes was attributable to the paper towel and private label tissue categories.  In towels, sales volumes were down following implementation of price increases during the first quarter in the U.S. and in comparison to strong growth in the year-ago quarter.  The lower level of private label sales reflects the Corporation’s decision in late 2007 to shed certain low-margin business to support growth of more profitable products such as Scott bathroom tissue.  Meanwhile, although Cottonelle sales volumes declined, principally due to package count changes, net sales of both Scott and Cottonelle bathroom tissue registered improvement in the quarter, driven primarily by higher net selling prices.

In Europe, consumer tissue net sales rose about 11 percent versus the second quarter of 2007.  Currency exchange rates strengthened by an average of 10 percent, accounting for virtually all of the increase.  Sales volumes were down approximately 3 percent, due mainly to lower sales of Andrex and Scottex bathroom tissue, as sales softened somewhat following implementation of price increases.  Overall, net selling prices improved nearly 4 percent.

Consumer tissue net sales in developing and emerging markets rose approximately 21 percent.  Sales volumes increased approximately 6 percent, highlighted by strong growth in Latin America and Russia.  Net selling prices and product mix improved 7 percent and 1 percent, respectively, as the Corporation has raised prices in response to higher raw materials costs and shifted mix to more differentiated, value-added products.  Favorable currency effects added 7 percent to sales.

•
Globally, KCP achieved double-digit growth in sales of washroom, workplace and safety products.  In North America and Europe, organic sales rose at a mid-single digit rate, driven primarily by higher net selling prices and better product mix.  Across developing and emerging markets, sales were up 22 percent on sales volume gains of 9 percent, net selling price/mix improvements of 7 percent and currency benefits of 6 percent.

•
The improvement in sales volumes of health care products was broad-based across most categories and geographic regions, paced by double-digit growth of medical devices and exam gloves.  The price and mix declines were mainly attributable to competitive conditions affecting surgical supplies in North America.

By Geography
(Millions of dollars)

Net Sales	2008	2007

North America	$2,645.5	$2,533.2
Outside North America	2,516.7	2,138.5
Intergeographic sales	(156.0)	(169.7)

Consolidated	$5,006.2	$4,502.0

Commentary:

•	Net sales in North America increased 4.4 percent due to higher personal care sales volumes and consumer tissue net selling prices, partially offset by lower consumer tissue sales volumes.

•
Net sales outside North America increased 17.7 percent due to higher sales volumes, net selling prices and favorable currency effects for both personal care and consumer tissue in the developing and emerging markets.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2008	2007

Personal Care	$436.4	$393.2
Consumer Tissue	130.4	168.9
K-C Professional & Other	110.9	119.9
Health Care	29.8	52.0
Other income and (expense), net (a)	(7.1)	.3
Corporate & Other (a) (b)	(50.3)	(85.6)

Consolidated	$650.1	$648.7

Notes:

(a) Other income and (expense), net and Corporate & Other include the following pretax amounts for the strategic cost reductions:

	Three Months
	Ended June 30
(Millions of dollars)	2008	2007

Other income and (expense), net	$(.9)	$-

Corporate & Other	(13.6)	(17.8)

(b) In 2008, Corporate & Other includes a lower level of accrued variable compensation than in 2007.

 In 2007, Corporate & Other also includes the incremental implementation costs of $11.0 million related to the transfer of certain administrative processes to third-party providers.

Commentary:

Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
				Raw	Energy and
Total			Net	Materials	Distribution
Change		Volume	Price	Cost	Expense	Currency	Other (a)

Consolidated	.2	11	20	(19)	(8)	3	(7)	(b)

Personal Care	11.0	17	7	(10)	(3)	3	(3)
Consumer Tissue	(22.8)	(3)	50	(33)	(19)	1	(19)
K-C Professional & Other	(7.5)	-	22	(25)	(9)	6	(2)
Health Care	(42.7)	17	(12)	(5)	(1)	3	(45)

(a)  Includes cost savings.

(b)  Charges for the strategic cost reductions were $3.3 million lower in 2008 than in 2007.

Consolidated operating profit for the second quarter of 2008 was about even with the prior year.  Charges for the strategic cost reductions of $14.5 million in the second quarter of 2008 were $3.3 million lower than in the prior year.  Charges for the strategic cost reductions, discussed later in this MD&A and in Note 4 to the Consolidated Financial Statements, are not included in the results of the business segments.  The effect of higher net sales, primarily due to increased net selling prices and sales volumes, plus about $40 million in cost savings were more than offset by cost inflation and higher manufacturing costs.  Inflation in key manufacturing cost inputs totaled approximately $180 million, consisting of higher fiber costs, up $70 million versus the second quarter of 2007, more than $55 million for raw materials other than fiber, including nonwovens and other oil-based materials, about $30 million of higher energy costs and approximately $25 million in distribution costs.  The higher manufacturing costs also reflected downtime to reduce inventory levels.

Strategic marketing spending increased nearly $25 million.  Operating profit also benefited from about $20 million of favorable currency effects compared with the prior year, including gains and losses from currency transactions reported in other income and (expense), net.  Also included in second quarter 2007 earnings were incremental charges of about $11 million related to the transfer of certain administrative processes to third-party providers.

•
Personal care segment operating profit increased 11.0 percent as the benefits of the increased net sales and cost savings more than offset materials and other cost inflation and increased strategic marketing expense.  In North America, operating profit increased due to higher sales volumes and net selling prices, tempered by materials cost inflation and higher other manufacturing costs.  In Europe, operating profit declined due to the lower sales volumes and higher manufacturing costs, partially offset by reduced marketing, research and general expenses.  Operating profit in the developing and emerging markets increased primarily because of the higher sales volumes and net selling prices, which more than offset increased marketing expenses.

•
Consumer tissue operating profit declined 22.8 percent as the higher net selling prices and cost savings were more than offset by materials, energy and distribution cost inflation and higher manufacturing costs.  Operating profit, in North America and Europe, decreased due to the same factors that affected the overall segment.  Despite the benefit of the higher net selling prices and sales volumes, operating profit in the developing and emerging markets also decreased due to cost inflation and higher marketing expenses.

•
Operating profit for K-C Professional & Other products decreased 7.5 percent because the higher net selling prices were more than offset by cost inflation and increased manufacturing costs, including higher maintenance spending.

•
Health care operating profit decreased 42.7 percent as the benefit from higher sales volumes was more than offset by the lower net selling prices and unfavorable product sales mix.  In addition to cost inflation, the segment absorbed manufacturing-related cost as part of a plan to reduce inventory levels and also experienced higher costs related to the changes in its manufacturing footprint.

•	Other income and (expense), net for 2008 includes foreign currency transaction losses of about $6 million compared with losses of nearly $1 million in 2007.

By Geography
(Millions of dollars)

Operating Profit	2008	2007

North America	$458.0	$496.5
Outside North America	249.5	237.5
Other income and (expense), net (a)	(7.1)	.3
Corporate & Other (a) (b)	(50.3)	(85.6)

Consolidated	$650.1	$648.7

Notes:

(a) Other income and (expense), net and Corporate & Other include the previously mentioned pretax amounts for the strategic cost reductions.

(b) In 2007, Corporate & Other also includes incremental implementation costs of $11.0 million related to the transfer of certain administrative processes to third-party providers.

Commentary:

•	Operating profit in North America decreased 7.8 percent primarily due to cost inflation and higher manufacturing costs, tempered by higher net selling prices and cost savings.

•	Operating profit outside North America increased 5.1 percent primarily because of the higher personal care sales volumes and net selling prices in the developing and emerging markets.

Strategic Cost Reduction Plan

The Corporation is in the final stages of implementing the strategic cost reduction plan that supports the targeted growth initiatives announced in 2005.

During the second quarter, the Corporation continued to successfully execute planned cost reduction activities, the most significant of which involved consolidating infant and child care operations in North America, improving the cost structure in health care and streamlining administrative operations in North America and Europe.  Savings for the second quarter and six months year-to-date totaled approximately $38 million and $66 million, respectively.

Employees have been notified about workforce reductions and other actions at all 23 facilities slated for sale, closure or streamlining as part of the cost reduction plan.  To date, pretax charges of $859 million (about $599 million after tax), have been incurred.  With the plan’s activities nearing completion, the Corporation is again lowering the total projected cost of the plan.  Cumulative charges for implementing the plan, through its completion by the end of this year, are now expected to total $880 to $900 million ($610 to $620 million after tax), a reduction of up to $10 million, both pretax and after tax, from the Corporation’s previous estimates.

The strategic cost reductions are corporate decisions and are not included in the business segments’ operating profit performance.  See Note 10 to the Consolidated Financial Statements for the 2008 costs of the strategic cost reductions related to the activities in the Corporation’s business segments.  Second quarter 2008 charges have been recorded in cost of products sold ($8.7 million) and marketing, research and general expenses ($4.9 million); and a loss on the disposal of assets totaling ($.9) million has been included in other income and (expense), net.  See Note 4 to the Consolidated Financial Statements for detail on the costs incurred during the second quarter of 2008.

Additional Income Statement Commentary

•
Nonoperating expense of $47.5 million for the second quarter of 2007 was the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 6 to the Consolidated Financial Statements.  No expense was incurred in 2008 since the law giving rise to the related tax benefits for these investments expired at the end of 2007.

•
Interest expense for the second quarter of 2008 increased approximately $21 million from the prior year, primarily as a result of long-term debt issued to fund the Corporation’s $2.0 billion accelerated share repurchase (“ASR”) program in July 2007, partially offset by lower interest rates.

•
The Corporation’s effective income tax rate was 29.9 percent in 2008 compared with 20.0 percent in 2007.  The increase in 2008 was primarily due to the benefit of synthetic fuel credits in 2007 and the timing of other tax initiatives.

•
The Corporation’s share of net income of equity companies in the second quarter of 2008 increased to about $48 million from approximately $43 million in 2007, due mainly to higher net income at Kimberly-Clark de Mexico, S.A.B. de C.V.(“KCM”).  Results for KCM reflected volume growth, higher net selling prices and currency benefits, which more than offset inflation in raw materials costs and an increase in the effective tax rate.

•
Minority owners’ share of subsidiaries’ net income was approximately $34 million in the second quarter of 2008 compared with about $26 million in the prior year.  The increase was mainly attributable to minority owners’ share of increased earnings at majority-owned subsidiaries in Asia and the Middle East, and higher returns on the redeemable preferred securities of the Corporation’s consolidated foreign financing subsidiary.

•
On June 30, 2008, the Corporation restructured contractual arrangements related to two nonconsolidated financing entities to, among other things, extend the maturity dates of debt obligations held by the entities.  As a result of these transactions, the Corporation began to consolidate the entities effective June 30, 2008, as required by FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”).  Accordingly, notes receivable and loan obligations held by the entities with aggregate fair values totaling $600 million and $612 million, respectively, have been included in long-term notes receivable and long-term debt on the Consolidated Balance Sheet.  In addition, because the fair value of the debt obligations exceeded the fair value of the notes receivable, the Corporation recorded an extraordinary noncash loss, net of income taxes, of $7.7 million, or 2 cents per share, for the second quarter of 2008 pursuant to the requirements of FIN 46(R).  See Note 2 to the Consolidated Financial Statements for additional disclosures regarding the fair values of the above financial instruments.

•
As a result of the Corporation’s ongoing share repurchase program, including the ASR program, the average number of common shares outstanding declined, which benefited second quarter 2008 net income by about $.09 per share.  This benefit was partially offset by the higher interest expense associated with the July 2007 debt issuances that funded the ASR program.

First Six Months of 2008 Compared With First Six Months of 2007

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2008	2007

Personal Care	$4,211.1	$3,679.1
Consumer Tissue	3,396.6	3,161.7
K-C Professional & Other	1,600.8	1,460.4
Health Care	604.2	599.4
Corporate & Other	44.8	17.0
Intersegment sales	(38.6)	(30.3)

Consolidated	$9,818.9	$8,887.3

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net
	Change	Growth	Price	Currency	Other

Consolidated	10.5	3	2	4	1

Personal Care	14.5	8	1	4	1
Consumer Tissue	7.4	(2)	4	4	1
K-C Professional & Other	9.6	1	3	4	2
Health Care	.8	2	(2)	2	(1)

•
Personal care net sales increased 14.5 percent primarily due to higher sales volumes in the developing and emerging markets and in North America, and favorable currency effects, principally in Europe, Brazil and Australia.

•	Consumer tissue net sales increased 7.4 percent on higher net selling prices and favorable currency effects, in the same countries as in personal care, tempered by lower sales volumes.

•	Net sales of K-C Professional & Other products increased 9.6 percent due to favorable currency effects, primarily in Europe, and higher net selling prices in each geographic region.

•	Health care net sales increased .8 percent as higher sales volumes and favorable currency effects were nearly offset by lower net selling prices and a less favorable product mix.

By Geography
(Millions of dollars)

Net Sales	2008	2007

North America	$5,196.0	$5,005.9
Outside North America	4,948.9	4,196.5
Intergeographic sales	(326.0)	(315.1)

Consolidated	$9,818.9	$8,887.3

Commentary:

•	Net sales in North America increased 3.8 percent due to higher personal care sales volumes and consumer tissue net selling prices, partially offset by lower consumer tissue sales volumes.

•
Net sales outside North America increased 17.9 percent due to higher sales volumes, net selling prices and favorable currency effects for personal care and higher sales volumes and favorable currency effects for consumer tissue in the developing and emerging markets.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2008	2007

Personal Care	$864.6	$740.4
Consumer Tissue	285.9	376.0
K-C Professional & Other	207.6	228.6
Health Care	76.0	107.6
Other income and (expense), net (a)	(.3)	(3.3)
Corporate & Other (a) (b)	(119.6)	(184.5)

Consolidated	$1,314.2	$1,264.8

Notes:

(a)  Other income and (expense), net and Corporate & Other include the following pretax amountsfor the strategic cost reductions.

	Six Months
	Ended June 30
(Millions of dollars)	2008	2007

Other income and (expense), net	$(1.6)	$9.3

Corporate & Other	(36.7)	(67.7)

(b)  In 2007, Corporate & Other also includes the incremental implementation costs of $23.2 million related to the transfer of certain administrative processes to third-party providers.

Commentary:

Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
				Raw	Energy and
Total			Net	Materials	Distribution
Change		Volume	Price	Cost	Expense	Currency	Other (a)

Consolidated	3.9	10	17	(20)	(7)	6	(2)	(b)

Personal Care	16.8	16	7	(11)	(3)	4	4
Consumer Tissue	(24.0)	(1)	34	(30)	(15)	1	(13)
K-C Professional & Other	(9.2)	1	18	(23)	(7)	6	(4)
Health Care	(29.4)	6	(10)	(3)	(1)	5	(26)

(a)  Includes cost savings.

(b)  Charges for the strategic cost reductions were $20 million lower in 2008 than in 2007.

Consolidated operating profit increased by $49.4 million or 3.9 percent from the prior year.  The increase includes about $20 million of lower charges for the strategic cost reductions.  As previously stated, these charges are not included in the business segments.  For the first six months of 2008, increased net selling prices and higher sales volumes, along with cost savings of about $90 million and favorable currency effects (including gains and losses from currency transactions reported in other income and (expense), net) more than offset materials cost inflation totaling approximately $340 million and increased strategic marketing spending of more than $45 million.  In addition to the higher marketing expense, selling and general expense increased primarily to support growth in the developing and emerging markets.  The Corporation also incurred higher manufacturing costs for product improvements, maintenance and other operating expenses.  During the first six months of 2007, the Corporation incurred incremental charges of more than $20 million related to the transfers of administrative activities to third-party providers.

•	Personal care segment operating profit increased 16.8 percent as higher sales volumes, increased net selling prices and cost savings more than offset materials cost inflation.

•
Consumer tissue segment operating profit decreased 24.0 percent because increased net selling prices and cost savings were more than offset by materials and other cost inflation combined with higher manufacturing costs.

•	Operating profit for K-C Professional & Other declined 9.2 percent due to increased net selling prices and cost savings being more than offset by cost inflation.

•	Health care segment operating profit decreased 29.4 percent because of lower net selling prices, an unfavorable product sales mix and higher manufacturing costs.

•
Other income and (expense), net for 2008 includes foreign currency transaction gains of approximately $6 million versus losses of about $11 million in 2007.  Gains of more than $9 million on properties disposed of as part of the strategic cost reduction plan are also included in 2007 compared with losses of about $2 million in 2008.

By Geography
(Millions of dollars)

Operating Profit	2008	2007

North America	$926.6	$987.4
Outside North America	507.5	465.2
Other income and (expense), net (a)	(.3)	(3.3)
Corporate & Other (a) (b)	(119.6)	(184.5)

Consolidated	$1,314.2	$1,264.8

Notes:

(a) Other income and (expense), net and Corporate & Other include the previously mentioned pretax amounts for the strategic cost reductions.

(b) In 2007, Corporate & Other also includes incremental implementation costs of $23.2 million related to the transfer of certain administrative processes to third-party providers.

Commentary:

•	Operating profit in North America decreased 6.2 percent due to cost inflation and higher manufacturing costs, tempered by higher net selling prices and cost savings.

•
Operating profit outside North America increased 9.1 percent because of the higher net selling prices for personal care and consumer tissue and the higher personal care sales volumes in the developing and emerging markets.

Additional Income Statement Commentary

•
Nonoperating expense of $75.1 million for the first six months of 2007 was the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 6 to the Consolidated Financial Statements.  No expense was incurred in 2008 since the law giving rise to the related tax benefits for these investments expired at the end of 2007.

•
Interest expense for the first six months of 2008 increased approximately $45 million from the prior year, primarily as a result of long-term debt issued to fund the Corporation’s $2.0 billion ASR program in July 2007, partially offset by lower interest rates.

•	The Corporation’s effective income tax rate was 28.7 percent in 2008 compared with 20.3 percent in 2007. The increase in 2008 was primarily due to the benefit of synthetic fuel credits in 2007.

•
The Corporation’s share of net income of equity companies in 2008 increased to about $92 million from approximately $88 million in 2007, due mainly to higher net income at KCM in the second quarter of 2008.

•
Minority owners’ share of subsidiaries’ net income was approximately $70 million in 2008 compared with about $51 million in the prior year.  The increase was mainly attributable to minority owners’ share of increased earnings at majority-owned subsidiaries in Latin America and the Middle East, and higher returns on the redeemable preferred securities of the Corporation’s consolidated foreign financing subsidiary.

•
As a result of the Corporation’s ongoing share repurchase program, including the ASR program, the average number of common shares outstanding declined, which benefited 2008 net income by about $.17 per share.  This benefit was partially offset by the higher interest expense associated with the July 2007 debt issuances that funded the ASR program.

Liquidity and Capital Resources

•
Cash provided by operations for the first six months of 2008 increased to $1,197 million from $1,176 million in 2007 reflecting higher cash earnings tempered by an increased investment in working capital.

•
Capital spending for the first six months was $434 million in 2008 compared with $544 million in the prior year.  The Corporation still expects capital spending in 2008 will be in a range of $850 to $950 million.

•	Long-term notes receivable increased nearly $600 million due to the consolidation of the financing entities discussed in Note 2 to the Consolidated Financial Statements.

•
At June 30, 2008, total debt and redeemable preferred securities was $7.4 billion compared with $6.5 billion at the end of 2007.  The increase was primarily due to the consolidation of the previously mentioned financing entities.

•
During the second quarter of 2008, the Corporation repurchased approximately 3.5 million shares of its common stock at a cost of about $220 million.  Year-to-date, the Corporation has spent about $420 million to repurchase approximately 6.6 million shares.  As previously announced, the Corporation expects to repurchase $700 million to $800 million of its common stock in 2008.

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

Business Outlook

The Corporation believes its plans will continue to generate growth in organic sales over the balance of the year, which will be supported by higher levels of spending for strategic marketing and customer development and its innovation pipeline.  The significant increase in cost inflation has outpaced the Corporation’s ability to offset higher costs in the near-term through price increases, cost reductions and other measures.  However, the Corporation expects earnings will improve sequentially in the fourth quarter as recently announced net selling price increases gain traction, assuming no further material increases in input costs from mid-July 2008 levels.

Despite the unprecedented levels of inflation the Corporation is experiencing, the Corporation intends to continue to invest to support its brands and still expects to increase strategic marketing spending at a faster rate than sales growth for the year.  Moreover, capital spending plans are on track and the Corporation expects to repurchase a significant amount of its stock in 2008.  The Corporation believes these decisions are important for its business in the long run, while it takes the necessary steps in the short run that will also contribute to getting its business performance back on track with the Global Business Plan objectives.

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

The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases.  In addition, many factors outside the control of the Corporation, including the prices of the Corporation’s raw materials, energy and distribution costs, potential competitive pressures on selling prices or advertising and promotion expenses for the Corporation’s products, and fluctuations in foreign currency exchange rates, as well as general economic conditions in the markets in which the Corporation does business, could impact the realization of such estimates.

For a description of these and other factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 entitled “Risk Factors.”

Item 4. Controls and Procedures.

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2008.  There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs.  All share repurchases by the Corporation were made through brokers in the open market.  During 2008, the Corporation anticipates purchasing about $700 million to $800 million of its common stock.  The following table contains information for shares repurchased during the second quarter of 2008.  None of the shares in this table were repurchased directly from any officer or director of the Corporation.

				Maximum
				Number of
				Shares
				That May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the
Period	of Shares	Price Paid	Announced Plans or	Plans or
(2008)	Purchased(1)	Per Share	Programs	Programs

April 1 to 30	1,110,000	$64.13	12,198,411	37,801,589
May 1 to 31	1,172,000	63.58	13,370,411	36,629,589
June 1 to 30	1,197,000	62.06	14,567,411	35,432,589

Total	3,479,000

(1)
Share repurchases were made pursuant to a share repurchase program authorized by the Corporation’s Board of Directors on July 23, 2007, which allows for the repurchase of 50 million shares in an amount not to exceed $5 billion.

In addition, during April and May 2008, 128,780 shares at a cost of $8,228,639, and 3,643 shares at a cost of $299,654, respectively, were purchased from current or former employees in connection with the exercise of employee stock options and other awards.

Item 6.  Exhibits.

(a)   Exhibits

(3)a
Amended and Restated Certificate of Incorporation, dated April 17, 2008, incorporated by reference to Exhibit No. (3)a of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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
Randy J. Vest
Vice President and Controller
(principal accounting officer)

August 8, 2008

EXHIBIT INDEX

Exhibit No.  Description

(3)a
Amended and Restated Certificate of Incorporation, dated April 17, 2008, incorporated by reference to Exhibit No. (3)a of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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