Form 10-Q
period 2008-09-30
KIMBERLY CLARK CORP
filed 2008-11-07
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐   No  ☒

As of October 31, 2008, there were 413,759,859 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions of dollars, except per share amounts)	2008	2007	2008	2007

Net Sales	$4,998.2	$4,620.6	$14,817.1	$13,507.9
Cost of products sold	3,535.0	3,177.1	10,413.7	9,266.1

Gross Profit	1,463.2	1,443.5	4,403.4	4,241.8
Marketing, research and general expenses	849.0	783.7	2,474.7	2,313.9
Other (income) and expense, net	4.7	(22.9)	5.0	(19.6)

Operating Profit	609.5	682.7	1,923.7	1,947.5
Nonoperating expense	-	(6.5)	-	(81.6)
Interest income	14.9	9.3	30.6	23.3
Interest expense	(75.5)	(78.6)	(223.0)	(181.4)

Income Before Income Taxes,
Equity Interests and Extraordinary Loss	548.9	606.9	1,731.3	1,707.8
Provision for income taxes	(154.5)	(167.5)	(493.7)	(391.1)

Income Before Equity Interests
and Extraordinary Loss	394.4	439.4	1,237.6	1,316.7
Share of net income of equity companies	52.7	39.1	144.5	126.9
Minority owners’ share of subsidiaries’ net
income	(34.0)	(25.4)	(103.7)	(76.7)
Extraordinary loss, net of income taxes	-	-	(7.7)	-

Net Income	$413.1	$453.1	$1,270.7	$1,366.9

Per Share Basis:

Net Income
Basic
Before extraordinary loss	$1.00	$1.05	$3.06	$3.05
Extraordinary loss	-	-	(.02)	-
Net Income	$1.00	$1.05	$3.04	$3.05

Diluted
Before extraordinary loss	$.99	$1.04	$3.05	$3.03
Extraordinary loss	-	-	(.02)	-
Net Income	$.99	$1.04	$3.03	$3.03

Cash Dividends Declared	$.58	$.53	$1.74	$1.59

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
(Millions of dollars)	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$524.1	$472.7
Accounts receivable, net	2,478.1	2,560.6
Inventories	2,569.8	2,443.8
Other current assets	470.8	619.5
Total Current Assets	6,042.8	6,096.6

Property	16,138.1	16,243.0
Less accumulated depreciation	8,289.4	8,149.0
Net Property	7,848.7	8,094.0

Investments in Equity Companies	418.2	390.0

Goodwill	2,907.0	2,942.4

Long-Term Notes Receivable	602.2	-

Other Assets	882.3	916.7
	$18,701.2	$18,439.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,870.9	$1,097.9
Accounts payable	1,742.6	1,768.3
Accrued expenses	1,684.8	1,782.8
Other current liabilities	357.2	279.6
Total Current Liabilities	5,655.5	4,928.6

Long-Term Debt	4,369.5	4,393.9
Noncurrent Employee Benefits	1,493.8	1,558.5
Long-Term Income Taxes Payable	159.9	288.3
Deferred Income Taxes	414.3	369.7
Other Liabilities	200.8	188.3
Minority Owners’ Interests in Subsidiaries	401.4	484.1
Redeemable Preferred Securities of Subsidiary	1,011.0	1,004.6
Stockholders’ Equity	4,995.0	5,223.7
	$18,701.2	$18,439.7

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Nine Months
	Ended September 30
(Millions of dollars)	2008	2007

Operating Activities
Net income	$1,270.7	$1,366.9
Extraordinary loss, net of income taxes	7.7	-
Depreciation and amortization	595.5	626.4
Stock-based compensation	38.4	48.6
Increase in operating working capital	(180.3)	(295.8)
Deferred income tax provision	15.7	(67.0)
Net losses on asset dispositions	35.0	28.3
Equity companies’ earnings in excess of dividends paid	(70.7)	(62.9)
Minority owners’ share of subsidiaries’ net income	103.7	76.7
Postretirement benefits	3.6	6.4
Other	18.5	16.0

Cash Provided by Operations	1,837.8	1,743.6

Investing Activities
Capital spending	(652.4)	(776.8)
Acquisition of businesses, net of cash acquired	(97.9)	(15.7)
Proceeds from sales of investments	40.6	34.1
Proceeds from dispositions of property	3.4	70.9
Net decrease in time deposits	76.3	1.6
Investments in marketable securities	(8.7)	(4.0)
Other	3.2	(26.5)

Cash Used for Investing	(635.5)	(716.4)

Financing Activities
Cash dividends paid	(709.4)	(707.7)
Net increase in short-term debt	161.6	361.3
Proceeds from issuance of long-term debt	46.5	2,117.4
Repayments of long-term debt	(70.3)	(337.5)
Cash paid on redeemable preferred securities of subsidiary	(33.5)	-
Proceeds from exercise of stock options	103.9	284.9
Acquisitions of common stock for the treasury	(573.2)	(2,543.7)
Other	(48.0)	(29.4)

Cash Used for Financing	(1,122.4)	(854.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(28.5)	6.3
Increase in Cash and Cash Equivalents	51.4	178.8
Cash and Cash Equivalents, beginning of year	472.7	360.8

Cash and Cash Equivalents, end of period	$524.1	$539.6

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

•	fair-value contingent consideration arrangements at the acquisition date,
•	expense transaction costs as incurred rather than being considered part of the fair value of an acquirer’s interest,
•	fair-value certain pre-acquisition contingencies, such as environmental or legal issues,
•	limit accrual of the costs for a restructuring plan to pre-acquisition date restructuring obligations, and
•	capitalize the value of acquired research and development as an indefinite-lived intangible asset, subject to impairment accounting, rather than being expensed at the acquisition date.

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

SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Since SFAS 161 only requires additional disclosures, it will not have a material impact on the Corporation’s financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“FSP”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  The FSP specifies that certain share-based payment awards are participating securities, which must be included in the computation of basic and diluted earnings per share under the two-class method prescribed in SFAS No. 128, Earnings per Share.  Under the two-class method, earnings per share is computed by allocating net income of an entity to both common shareholders and participating securities.

Note 1.  (Continued)

The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  The FSP requires that earnings per share presented for prior periods be retrospectively restated.  Adoption of the FSP is not expected to have a material effect on the Corporation’s financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in the determination of the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  The FSP is applicable to the Corporation’s required disclosures in its annual financial statements of the fair values of certain notes receivable held by two consolidated financing entities, discussed in Note 2 below.  Adoption of the FSP is not expected to have a material effect on the Corporation’s financial statements.

Note 2. Monetization Financing Entities

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

Note 2.  (Continued)

Interest income on the Notes and interest expense on the monetization loans were reported on the Corporation’s Consolidated Income Statement.  The Notes and monetization loans are being adjusted from their June 30, 2008 fair values to their face values through their respective maturity dates with the adjustment included in interest income and interest expense, respectively.

The following summarizes the terms of the Notes and the monetization loans as of September 30, 2008:

Description	Face Value	Carrying Amount	Maturity	Interest Rate (a) (b)
Note 1	$397 million	$390.2 million	September 30, 2014	LIBOR minus 15 bps
Note 2	220 million	212.0 million	July 7, 2011	LIBOR minus 12.5 bps
Loan 1	397 million	393.1 million	September 30, 2009	LIBOR plus 75 bps
Loan 2	220 million	219.8 million	July 1, 2009	LIBOR plus 75 bps

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

Note 3.  (Continued)

Set forth below are the financial assets and liabilities measured at fair value as of September 30, 2008, together with the inputs used to develop those fair value measurements.  The Corporation has no financial assets or liabilities for which fair value was measured on a recurring basis using Level 3 inputs.

		Fair Value Measurements
(Millions of dollars)	September 30, 2008	Level 1	Level 2

Assets
Company-owned life insurance (“COLI”)	$ 44.5	$ -	$ 44.5
Available-for-sale securities	13.9	13.9	-
Derivatives	47.0	-	47.0

Total	$ 105.4	$ 13.9	$ 91.5

Liabilities
Derivatives	$ 40.9	$ -	$ 40.9

The COLI policies are a source of funding primarily for the Corporation’s nonqualified employee benefits and are included in other assets.  Available-for-sale securities are included in other assets.  The derivative assets and liabilities are included in other current assets, other assets, accrued expenses and other liabilities, as appropriate.

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

The strategic cost reductions commenced in the third quarter of 2005 and will be completed by December 31, 2008.  Based on current estimates, the strategic cost reductions are expected to result in cumulative charges of approximately $880 to $900 million before tax ($610 - $620 million after tax) over that three and one-half year period.

By the end of 2008, it is anticipated there will be a net workforce reduction of about 10 percent, or approximately 6,000 employees.  Since the inception of the strategic cost reductions, a net workforce reduction of approximately 5,300 has occurred.  Charges have been recorded related to strategic cost reduction initiatives for all affected facilities.  To date, 14 facilities have been disposed of and three additional facilities have been closed and are being marketed for sale.  Two other facilities will be closed prior to December 31, 2008.  In addition, streamlining at four facilities has been completed.

Note 4.  (Continued)

The following pretax charges were incurred in connection with the strategic cost reductions:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2008	2007	2008	2007

Noncash charges	$5.7	$9.0	$17.4	$53.6
Charges (credits) for workforce reductions	.7	4.6	13.4	(1.4)
Other cash charges	9.2	6.9	19.7	22.2
Charges for special pension and other benefits	.5	2.3	3.9	6.8

Total pretax charges	$16.1	$22.8	$54.4	$81.2

The following table summarizes the noncash charges:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2008	2007	2008	2007

Incremental depreciation	$4.0	$11.8	$12.0	$61.5
Asset write-offs	1.7	1.4	3.7	6.1
Net (gain) loss on asset dispositions	-	(4.2)	1.7	(14.0)

Total noncash charges	$5.7	$9.0	$17.4	$53.6

The following table summarizes the cash charges recorded and reconciles such charges to accrued expenses at September 30:

(Millions of dollars)	2008	2007

Accrued expenses – beginning of the year	$53.8	$111.2
Charges (credits) for workforce reductions	13.4	(1.4)
Other cash charges	19.7	22.2
Cash payments	(57.2)	(85.3)
Currency	(.3)	1.9

Accrued expenses at September 30	$29.4	$48.6

Termination benefits related to workforce reductions were accrued in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination

Note 4.  (Continued)

Benefits, as appropriate.  Retention bonuses related to workforce reductions were accrued in accordance with SFAS 146.  The majority of the termination benefits and retention bonuses will be paid within 12 months of accrual.  The termination benefits were provided under: a special-benefit arrangement for affected employees in the U.S.; standard benefit practices in the United Kingdom; applicable union agreements; or local statutory requirements, as appropriate.  Incremental depreciation was based on changes in useful lives and estimated residual values of assets that are continuing to be used, but will be removed from service before the end of their originally assumed service period.

Costs of the initiatives have not been recorded at the business segment level, as the strategic cost reductions are corporate decisions.  These charges are included in the following income statement captions:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2008	2007	2008	2007

Cost of products sold	$11.0	$18.9	$31.5	$71.4
Marketing, research and general expenses	5.0	7.8	21.2	23.0
Other (income) and expense, net	.1	(3.9)	1.7	(13.2)

Pretax charges	16.1	22.8	54.4	81.2
Provision for income taxes	(4.7)	(2.5)	(17.9)	(36.0)
Minority owners’ share of subsidiaries’
net income	(.1)	-	(.1)	(.1)

Total after tax charges	$11.3	$20.3	$36.4	$45.1

See Note 10 for additional information on the strategic cost reductions by business segment.

Actual pretax charges recorded for the strategic cost reductions relate to activities in the following geographic areas for the three months ended September 30:

	2008
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$.9	$3.1	$-	$4.0
Asset write-offs	.7	.9	.1	1.7
Charges for workforce reductions and special
pension and other benefits	.8	.4	-	1.2
Loss on asset disposals and other charges	7.8	.7	.7	9.2

Total charges	$10.2	$5.1	$.8	$16.1

Note 4.  (Continued)

	2007
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$8.4	$3.4	$-	$11.8
Asset write-offs	1.3	-	.1	1.4
Charges for workforce reductions and special pension
and other benefits	1.9	3.8	1.2	6.9
Loss (gain) on asset disposals and other charges	5.4	(2.6)	(.1)	2.7

Total charges	$17.0	$4.6	$1.2	$22.8

Actual pretax charges recorded for the strategic cost reductions relate to activities in the following geographic areas for the nine months ended September 30:

	2008
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$4.0	$8.0	$-	$12.0
Asset write-offs	2.6	1.0	.1	3.7
Charges for workforce reductions and special
pension and other benefits	10.0	6.9	.4	17.3
Loss on asset disposals and other charges	15.7	4.5	1.2	21.4

Total charges	$32.3	$20.4	$1.7	$54.4

	2007
(Millions of dollars)	North America	Europe	Other	Total

Incremental depreciation	$37.8	$23.1	$.6	$61.5
Asset write-offs	4.3	1.2	.6	6.1
Charges (credits) for workforce reductions and
special pension and other benefits	13.5	(13.2)	5.1	5.4
Loss (gain) on asset disposals and other charges	13.3	(4.8)	(.3)	8.2

Total charges	$68.9	$6.3	$6.0	$81.2

Note 5.  Inventories

The following schedule presents inventories by major class:

	September 30,	December 31,
(Millions of dollars)	2008	2007

At lower of cost on the First-In, First-Out (FIFO) method or market:
Raw materials	$511.7	$476.3
Work in process	413.0	357.3
Finished goods	1,639.0	1,564.1
Supplies and other	273.0	261.0
	2,836.7	2,658.7
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(266.9)	(214.9)

Total	$2,569.8	$2,443.8

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

FIFO cost of total inventories on the LIFO method was $1,217.7 million and $1,203.0 million at September 30, 2008 and December 31, 2007, respectively.

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

	Periods Ended September 30, 2007
(Millions of dollars)	Three Months		Nine Months

Nonoperating expense		$(6.5)		$(81.6)
Tax credits	$6.1		$75.6
Tax benefit of nonoperating expense	1.6	7.7	26.3	101.9
Net synthetic fuel benefit		$1.2		$20.3

Per share basis – diluted		$-		$.04

Note 7. Employee Postretirement Benefits

The table below presents the interim period disclosure required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits:

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended September 30
(Millions of dollars)	2008	2007	2008	2007

Service cost	$18.5	$20.9	$3.4	$3.4
Interest cost	82.1	78.9	13.3	13.0
Expected return on plan assets	(93.7)	(93.5)	-	-
Recognized net actuarial loss	14.1	19.2	.2	1.3
Other	2.1	4.2	.7	.7

Net periodic benefit cost	$23.1	$29.7	$17.6	$18.4

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Nine Months Ended September 30
(Millions of dollars)	2008	2007	2008	2007

Service cost	$57.1	$62.5	$10.0	$10.0
Interest cost	246.9	235.5	38.7	38.0
Expected return on plan assets	(282.4)	(278.4)	-	-
Recognized net actuarial loss	42.6	57.1	.5	3.9
Other	9.4	12.0	2.2	2.3

Net periodic benefit cost	$73.6	$88.7	$51.4	$54.2

The Corporation made cash contributions to its pension trusts outside the U.S. as follows:

(Millions of dollars)	2008	2007

Quarter ended March 31	$36	$42
Quarter ended June 30	17	17
Quarter ended September 30	14	21

September 30 year-to-date	$67	$80

The Corporation currently anticipates contributing about $50 million to its pension trust in the U.S. and $100 million to its pension trusts outside the U.S. for the full year 2008.

Note 8.  Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS.  The average number of common shares outstanding used in the basic EPS computations is reconciled to those used in the diluted EPS computation as follows:

	Average Common Shares Outstanding
	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of shares)	2008	2007	2008	2007

Basic	415.1	432.2	417.7	447.8
Dilutive effect of stock options	.9	2.3	1.3	2.5
Dilutive effect of restricted share and restricted
share unit awards	.8	1.3	.7	1.3
Dilutive effect of accelerated share repurchase	-	.2	-	.1
Diluted	416.8	436.0	419.7	451.7

Options outstanding during the three- and nine-month periods ended September 30, 2008 to purchase 16.5 million and 12.0 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the periods.

Options outstanding during the three- and nine-month periods ended September 30, 2007 to purchase 8.3 million and 2.5 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the periods.

The number of common shares outstanding as of September 30, 2008 and 2007 was 414.7 million and 423.7 million, respectively.

Note 9.  Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the periods except those resulting from investments by and distributions to stockholders.

The following schedule presents the components of comprehensive income:

	Nine Months
	Ended September 30
(Millions of dollars)	2008	2007

Net income	$1,270.7	$1,366.9
Unrealized currency translation adjustments	(382.3)	418.4
Employee postretirement benefits, net of tax	37.0	49.5
Deferred losses on cash flow hedges, net of tax	(5.9)	(3.8)
Unrealized holding losses on available-for-sale securities, net of tax	(3.3)	-

Comprehensive income	$916.2	$1,831.0

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

The net unrealized currency translation adjustments for the nine months ended September 30, 2008 are primarily due to a strengthening of the U.S. dollar versus the Australian dollar, Brazilian real, British pound, and South Korean won.

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

The following schedules present information concerning consolidated operations by business segment:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2008	2007	2008	2007

NET SALES:

Personal Care	$2,146.4	$1,920.8	$6,357.5	$5,599.9
Consumer Tissue	1,711.4	1,629.8	5,108.0	4,791.5
K-C Professional & Other	842.8	780.5	2,443.6	2,240.9
Health Care	302.8	292.1	907.0	891.5
Corporate & Other	16.7	10.5	61.5	27.5
Intersegment sales	(21.9)	(13.1)	(60.5)	(43.4)

Consolidated	$4,998.2	$4,620.6	$14,817.1	$13,507.9

Note 10. (Continued)

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2008	2007	2008	2007

OPERATING PROFIT (reconciled to income before
income taxes):

Personal Care	$404.4	$396.3	$1,269.0	$1,136.7
Consumer Tissue	132.9	166.1	418.8	542.1
K-C Professional & Other	119.5	125.1	327.1	353.7
Health Care	21.9	43.4	97.9	151.0
Other income and (expense), net(a)	(4.7)	22.9	(5.0)	19.6
Corporate & Other(a) (b)	(64.5)	(71.1)	(184.1)	(255.6)

Total Operating Profit	609.5	682.7	1,923.7	1,947.5

Nonoperating expense	-	(6.5)	-	(81.6)
Interest income	14.9	9.3	30.6	23.3
Interest expense	(75.5)	(78.6)	(223.0)	(181.4)

Income Before Income Taxes	$548.9	$606.9	$1,731.3	$1,707.8

Notes:

(a) Other income and (expense), net and Corporate & Other include the following amounts of pretax charges for the strategic cost reductions:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2008	2007	2008	2007

Other income and (expense), net	$(.1)	$3.9	$(1.7)	$13.2

Corporate & Other	(16.0)	(26.7)	(52.7)	(94.4)

(b) In 2007, Corporate & Other also includes the related implementation costs of $2.0 million and $25.2 million for the three and nine months ended September 30, respectively.

Note 10. (Continued)

The following table presents the pretax charges for the strategic cost reductions related to activities in the Corporation’s business segments:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2008	2007	2008	2007

Personal Care	$6.4	$16.1	$21.1	$66.3
Consumer Tissue	3.1	5.5	10.4	8.5
K-C Professional & Other	1.9	1.7	4.3	8.3
Health Care	4.6	3.4	16.9	11.3
Other (income) and expense, net	.1	(3.9)	1.7	(13.2)

Total	$16.1	$22.8	$54.4	$81.2

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects.  The following will be discussed and analyzed:

•	Overview of Third Quarter 2008 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Standards

•	Environmental Matters

•	Business Outlook

Overview of Third Quarter 2008 Results

•	Net sales increased 8.2 percent.

•	Operating profit and net income decreased 10.7 percent and 8.8 percent, respectively.

•	Cash provided by operations was $640.9 million, an increase of 12.9 percent over last year.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s third quarter and first nine months of 2008 net sales, operating profit and other information relevant to an understanding of the results of operations.

Third Quarter of 2008 Compared With Third Quarter of 2007

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2008	2007

Personal Care	$2,146.4	$1,920.8
Consumer Tissue	1,711.4	1,629.8
K-C Professional & Other	842.8	780.5
Health Care	302.8	292.1
Corporate & Other	16.7	10.5
Intersegment sales	(21.9)	(13.1)

Consolidated	$4,998.2	$4,620.6

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net		Mix/
	Change	Growth	Price	Currency	Other

Consolidated	8.2	(1)	4	3	2

Personal Care	11.7	4	4	3	1
Consumer Tissue	5.0	(7)	7	3	2
K-C Professional & Other	8.0	(1)	4	3	2
Health Care	3.7	5	(2)	1	-

•
Personal care net sales in North America improved about 7 percent versus the year-ago quarter, reflecting higher net selling prices of 4 percent, along with sales volume growth and favorable product mix of more than 1 percent each.  Price increases were implemented for Depend and Poise incontinence and Kotex feminine care products in the second quarter and for Huggies diapers and Pull-Ups training pants in both the first and third quarters.  Sales volumes for Huggies diapers were up slightly, while volumes for the Corporation’s child care, feminine care and incontinence care brands were down low single-digits.  Meanwhile, sales volumes rose at a double-digit rate for Huggies baby wipes.

In Europe, personal care net sales rose approximately 2 percent in the quarter.  Favorable currency effects increased sales by 9 percent, while net selling prices overall were unchanged.  Sales volumes decreased nearly 8 percent, driven primarily by lower sales of Huggies diapers in the Corporation’s four core markets of the U.K., France, Italy and Spain, where promotional activity remained intense.

In developing and emerging markets, personal care net sales climbed almost 20 percent, as the Corporation continued to benefit from strong product and customer programs in rapidly growing markets.  Sales volumes increased by more than 9 percent, while net selling prices improved about 4 percent and product mix was better by more than 2 percent.  Stronger foreign currencies positively impacted sales comparisons by more than 4 percent.  The growth in sales volumes was broad-based, with particular strength throughout Latin America and in South Korea, Russia, Turkey and Vietnam.

•
In North America, net sales of consumer tissue products decreased 2 percent in the third quarter, as an increase in net selling prices of about
6 percent and improved product mix of 1 percent were more than offset by a 9 percent decline in sales volumes.  The improvement in net selling prices was primarily attributable to price increases for bathroom tissue and paper towels implemented during the first and third quarters in the U.S.  List prices for facial tissue were raised late in the third quarter.  Sales volumes were down mid-single digits in bathroom tissue and facial tissue and double-digits in paper towels, primarily as a result of the Corporation’s focus on improving revenue realization.  A portion of the overall volume decline is also due to the Corporation’s decision in late 2007 to shed certain low-margin private label business.  Although branded bathroom tissue volumes declined, revenue growth was solid, with particular strength in the mainline Scott 1000 and super premium Cottonelle Ultra brands.  Meanwhile, sales of Viva and Scott paper towels have been impacted by high levels of competitive spending and a shift in the category toward lower-priced, private label products.

In Europe, consumer tissue net sales increased about 7 percent compared with the third quarter of 2007.  Currency exchange rates strengthened by an average of more than 6 percent, accounting for virtually all of the increase.  Sales volumes were down approximately 4 percent, due mainly to lower sales of Andrex and Scottex bathroom tissue and Kleenex facial tissue in response to higher prices and a slowdown in category sales, particularly in the U.K.  Net selling prices improved 4 percent, reflecting list price increases across multiple markets, partially offset by competitive promotional activity, while product mix also was better by 1 percent.

Consumer tissue net sales in developing and emerging markets rose approximately 18 percent.  Net selling prices and product mix increased
12 percent and 4 percent, respectively, as the Corporation has raised prices in response to higher raw materials costs and improved mix with more differentiated, value-added products.  Currency gains also benefited sales by nearly 5 percent.  Although sales volumes grew in a number of key markets, including Australia, Russia, Israel and Brazil, volumes declined about 3 percent overall, mainly as a result of the Corporation’s strategies to drive price and mix.

•
Globally, KCP continued to generate double-digit growth in sales of higher-margin workplace and safety products.  In North America, improvements of 3 percent in both price and mix were partially offset by a 4 percent reduction in sales volumes.  Sales volumes softened somewhat as a result of slowing economic growth in combination with the Corporation’s strategies to raise prices and enhance the mix of products sold and in comparison to strong growth in the year-ago quarter.  In Europe, KCP achieved 20-plus percent net sales growth, as innovative product offerings contributed to a 10 percent rise in sales volumes, net selling prices were about 2 percent higher and favorable currency effects added 9 percent to sales.  Across developing and emerging markets, net sales were up 16 percent on sales volume gains of
2 percent, net selling price/mix improvements of 10 percent and currency benefits of 4 percent.

•
The improvement in sales volumes for health care was paced by double-digit growth in exam gloves, while overall sales volumes for both surgical supplies and medical devices were up at a mid-single digit rate.  The price decline was mainly attributable to competitive conditions affecting surgical supplies in North America and Europe.

By Geography
(Millions of dollars)

Net Sales	2008	2007

North America	$2,664.5	$2,590.1
Outside North America	2,501.9	2,191.6
Intergeographic sales	(168.2)	(161.1)

Consolidated	$4,998.2	$4,620.6

Commentary:

•
Net sales in North America increased 2.9 percent primarily due to higher net selling prices for personal care and consumer tissue, and favorable product mix in both of those segments, partially offset by lower consumer tissue sales volumes.

•
Net sales outside North America increased 14.2 percent due to higher sales volumes for personal care and increased net selling prices, favorable product mix and favorable currency for both personal care and consumer tissue.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2008	2007

Personal Care	$404.4	$396.3
Consumer Tissue	132.9	166.1
K-C Professional & Other	119.5	125.1
Health Care	21.9	43.4
Other income and (expense), net(a)	(4.7)	22.9
Corporate & Other(a) (b)	(64.5)	(71.1)

Consolidated	$609.5	$682.7

Notes:

(a) Other income and (expense), net and Corporate & Other include the following pretax amounts for the strategic cost reductions:

	Three Months
	Ended September 30
(Millions of dollars)	2008	2007

Other income and (expense), net	$(.1)	$3.9

Corporate & Other	(16.0)	(26.7)

(b)	In 2007, Corporate & Other also includes the incremental implementation costs of $2.0 million related to the transfer of certain administrative processes to third-party providers.

Commentary:

Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
				Raw	Energy and
Total			Net	Materials	Distribution
Change		Volume	Price	Cost	Expense	Currency	Other (a)

Consolidated	(10.7)	(3)	30	(25)	(11)	1	(3)	(b)

Personal Care	2.0	7	17	(21)	(4)	2	1
Consumer Tissue	(20.0)	(22)	67	(33)	(26)	2	(8)
K-C Professional & Other	(4.5)	(15)	23	(19)	(13)	5	15
Health Care	(49.5)	10	(12)	(25)	(5)	(2)	(16)

(a)  Includes cost savings.

(b)  Charges for the strategic cost reductions were $6.7 million lower in 2008 than in 2007.

Consolidated operating profit for the third quarter of 2008 was 10.7 percent lower than in the prior year.  Charges for the strategic cost reductions of $16.1 million in the third quarter of 2008 were $6.7 million lower than in the prior year.  Charges for the strategic cost reductions, discussed later in this MD&A and in Note 4 to the Consolidated Financial Statements, are not included in the results of the business segments.  The effect of higher net sales, primarily due to increased net selling prices, plus approximately $47 million in cost savings were more than offset by significant inflation in key manufacturing cost inputs and higher manufacturing costs.  Cost inflation for the quarter totaled $250 million, an all-time high, consisting of approximately $110 million for raw materials other than fiber, primarily polymer resins and other oil-based materials, more than $60 million in fiber costs, nearly $50 million of energy costs and about $30 million in distribution costs.  The higher manufacturing costs included downtime to reduce inventory levels.  Cost savings in the quarter from the company’s FORCE (Focused On Reducing Costs Everywhere) program and strategic cost reduction plan totaled $19 million and $28 million, respectively.

Strategic marketing expense increased by $25 million.  In addition, administrative and general expenses increased about $20 million, in part to support growth in the developing and emerging markets.  Operating profit benefited from about $9 million of favorable currency effects compared with the prior year, including gains and losses from currency transactions reported in other income and (expense), net.  The third quarter of 2007 included a gain of $16.4 million for a litigation settlement.

•
Personal care segment operating profit increased 2.0 percent as the benefits of increased net selling prices and cost savings more than offset raw materials and other cost inflation.  In North America, operating profit increased primarily because of the higher net selling prices tempered by materials and other cost inflation.  In Europe, operating profit declined as cost savings were more than offset by inflation and the effect of the lower sales volumes.  Operating profit in the developing and emerging markets increased because the higher sales volumes and net selling prices more than offset increased marketing and general expenses.

•
Consumer tissue segment operating profit decreased 20.0 percent.  Increased net selling prices and cost savings were more than offset by cost inflation, the lower sales volumes and the effect of planned production downtime.  Operating profit in North America decreased due to the same factors that affected the overall segment.  In Europe, operating profit declined as higher net selling prices were more than offset by cost inflation and the lower sales volumes.  Operating profit in the developing and emerging markets increased due to higher net selling prices, tempered by the lower sales volumes, cost inflation and increased marketing expenses.

•
Operating profit for K-C Professional & Other products declined 4.5 percent as higher net selling prices, improved product mix and cost savings were more than offset by cost inflation and lower sales volumes.

•
Health care operating profit decreased principally due to significant raw materials cost inflation.  In addition, higher sales volumes and cost savings were more than offset by lower net selling prices and cost for planned production downtime.

•
Other income and (expense), net for 2008 includes approximately $4 million of foreign currency transaction losses compared with gains of about $3 million in 2007.  Also included in 2007 was the previously mentioned litigation settlement gain of $16.4 million.

By Geography
(Millions of dollars)

Operating Profit	2008	2007

North America	$440.4	$491.1
Outside North America	238.3	239.8
Other income and (expense), net(a)	(4.7)	22.9
Corporate & Other(a) (b)	(64.5)	(71.1)

Consolidated	$609.5	$682.7

Notes:

(a) Other income and (expense), net and Corporate & Other include the previously mentioned pretax amounts for the strategic cost reductions.

(b) In 2007, Corporate & Other also includes incremental implementation costs of $2.0 million related to the transfer of certain administrative processes to third-party providers.

Commentary:

•	Operating profit in North America decreased 10.3 percent due to cost inflation and higher manufacturing costs, tempered by higher net selling prices and cost savings.

•	Operating profit outside of North America declined .6 percent primarily due to lower earnings in Europe.

Strategic Cost Reduction Plan

The Corporation is in the final stages of implementing the strategic cost reduction plan that supports the targeted growth initiatives announced in 2005.

During the third quarter of 2008, the Corporation continued to successfully execute planned cost reduction activities, the most significant of which involved consolidating infant and child care operations in North America, improving the cost structure in health care and streamlining administrative operations in North America and Europe.  Savings for the third quarter and nine months year-to-date totaled approximately $28 million and $94 million, respectively.

Employees have been notified about workforce reductions and other actions at all 23 facilities slated for sale, closure or streamlining as part of the cost reduction plan.  To date, pretax charges of $875 million (about $610 million after tax), have been incurred.  Cumulative charges for implementing the plan, through its completion by the end of this year, are expected to total $880 to $900 million pretax ($610 to $620 million after tax).

The strategic cost reductions are corporate decisions and are not included in the business segments’ operating profit performance.  See Note 10 to the Consolidated Financial Statements for the costs of the strategic cost reductions related to the activities in the Corporation’s business segments.  Third quarter 2008 charges have been recorded in cost of products sold ($11.0 million) and marketing, research and general expenses ($5.0 million); and a loss on the disposal of assets totaling (($.1) million) has been included in other income and (expense), net.  See Note 4 to the Consolidated Financial Statements for detail on the costs incurred during the third quarter of 2008.

Additional Income Statement Commentary

•
Nonoperating expense of $6.5 million for the third quarter of 2007 was the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 6 to the Consolidated Financial Statements.  No expense was incurred in 2008 since the law giving rise to the related tax benefits for these investments expired at the end of 2007.

•
Interest expense for the third quarter of 2008 decreased approximately $3 million from the prior year, primarily due to lower interest rates partially offset by a higher average level of debt as a result of the consolidation of the financing entities described in Note 2 to the Consolidated Financial Statements and long-term debt issued to fund the Corporation’s $2.0 billion accelerated share repurchase (“ASR”) program in July 2007.

•	Interest income for the third quarter of 2008 increased $5.6 million primarily due to the consolidation of the financing entities described in Note 2 to the Consolidated Financial Statements.

•	The Corporation’s effective income tax rate was 28.1 percent in 2008 compared with 27.6 percent in 2007.

•
The Corporation’s share of net income of equity companies in the third quarter increased to about $53 million from approximately $39 million in 2007, primarily as a result of higher net income at Kimberly-Clark de Mexico, S.A.B. de C.V. (“KCM”).  Results at KCM benefited from double-digit growth in net sales and a favorable income tax settlement, partially offset by cost inflation and currency losses incurred on approximately
$300 million of U.S. dollar-denominated debt.  The benefit to the Corporation in the third quarter from KCM’s tax settlement was equivalent to
3 cents per share, while the negative impact of the currency losses amounted to 1 cent per share.

•
Minority owners’ share of subsidiaries’ net income was approximately $34 million in the third quarter of 2008 compared with about $25 million in the prior year.  The increase was due mainly to minority owners’ share of increased earnings at majority-owned subsidiaries in Latin America and the Middle East and higher returns payable on the redeemable preferred securities issued by the Corporation’s consolidated financing subsidiary.

•
As a result of the Corporation’s ongoing share repurchase program the average number of common shares outstanding declined, which benefited third quarter 2008 net income by about $.04 per share.  This benefit was partially offset by the higher interest expense associated with the
July 2007 debt issuances that funded the ASR program.

First Nine Months of 2008 Compared With First Nine Months of 2007

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2008	2007

Personal Care	$6,357.5	$5,599.9
Consumer Tissue	5,108.0	4,791.5
K-C Professional & Other	2,443.6	2,240.9
Health Care	907.0	891.5
Corporate & Other	61.5	27.5
Intersegment sales	(60.5)	(43.4)

Consolidated	$14,817.1	$13,507.9

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net		Mix/
	Change	Growth	Price	Currency	Other

Consolidated	9.7	2	3	4	1

Personal Care	13.5	7	2	4	1
Consumer Tissue	6.6	(3)	5	4	1
K-C Professional & Other	9.0	1	3	4	1
Health Care	1.7	3	(2)	2	(1)

•
Personal care net sales increased 13.5 percent due to higher sales volumes and net selling prices in the developing and emerging markets and in North America, and favorable currency effects, principally in Europe, Brazil and Australia.

•
Consumer tissue net sales increased 6.6 percent on overall higher net selling prices and favorable currency effects, in the same countries as in personal care, tempered by lower sales volumes, primarily in North America.

•
Net sales of K-C Professional & Other products increased 9.0 percent due to favorable currency effects, primarily in Europe, higher net selling prices in each geographic region and improved product mix, mainly in North America.

•	Health care net sales increased 1.7 percent as higher sales volumes and favorable currency effects were nearly offset by lower net selling prices and a less favorable product mix.

By Geography
(Millions of dollars)

Net Sales	2008	2007

North America	$7,860.5	$7,596.0
Outside North America	7,450.8	6,388.1
Intergeographic sales	(494.2)	(476.2)

Consolidated	$14,817.1	$13,507.9

Commentary:

•
Net sales in North America increased 3.5 percent due to higher personal care sales volumes and higher net selling prices for both personal care and consumer tissue, partially offset by lower consumer tissue sales volumes.

•
Net sales outside North America increased 16.6 percent due to higher sales volumes, net selling prices and favorable currency effects for personal care and higher selling prices and favorable currency effects for consumer tissue in the developing and emerging markets.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2008	2007

Personal Care	$1,269.0	$1,136.7
Consumer Tissue	418.8	542.1
K-C Professional & Other	327.1	353.7
Health Care	97.9	151.0
Other income and (expense), net(a)	(5.0)	19.6
Corporate & Other(a) (b)	(184.1)	(255.6)

Consolidated	$1,923.7	$1,947.5

Notes:

(a)  Other income and (expense), net and Corporate & Other include the following pretax amounts for the strategic cost reductions:

	Nine Months
	Ended September 30
(Millions of dollars)	2008	2007

Other income and (expense), net	$(1.7)	$13.2

Corporate & Other	(52.7)	(94.4)

(b)  In 2007, Corporate & Other also includes the incremental implementation costs of $25.2 millionrelated to the transfer of certain administrative processes to third-party providers.

Commentary:

Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
				Raw	Energy and
Total			Net	Materials	Distribution
Change		Volume	Price	Cost	Expense	Currency	Other (a)

Consolidated	(1.2)	5	21	(22)	(9)	4	-

Personal Care	11.6	13	11	(15)	(3)	3	3
Consumer Tissue	(22.7)	(7)	44	(31)	(18)	1	(12)
K-C Professional & Other	(7.5)	(5)	20	(21)	(9)	5	2
Health Care	(35.2)	7	(10)	(9)	(2)	3	(24)

(a)  Includes cost savings.

Consolidated operating profit decreased $23.8 million or 1.2 percent from the prior year.  Charges for the strategic cost reductions were $26.8 million lower in 2008 compared with 2007.  As previously stated, these charges are not included in the business segments.  For the first nine months of 2008, the benefits of increased net sales, along with cost savings of $137 million, were more than offset by inflation in key cost components totaling approximately $590 million, an increase in strategic marketing spending of more than $70 million and higher levels of selling and administrative expenses, mainly to support growth in developing and emerging markets.  The Corporation also incurred higher manufacturing costs in 2008 for product improvements, maintenance and planned production downtime.  During the first nine months of 2007, the Corporation incurred incremental charges of approximately $25 million related to the transfer of certain administrative processes to third-party providers.

•	Personal care segment operating profit increased 11.6 percent as higher sales volumes, increased net selling prices and cost savings more than offset materials cost inflation.

•
Consumer tissue segment operating profit decreased 22.7 percent because increased net selling prices and cost savings were more than offset by materials and other cost inflation combined with higher manufacturing costs and lower sales volumes.

•	Operating profit for K-C Professional & Other declined 7.5 percent due to increased net selling prices and cost savings being more than offset by cost inflation.

•	Health care segment operating profit decreased 35.2 percent because of lower net selling prices, cost inflation and higher manufacturing costs.

•
Other income and (expense), net for 2008 includes foreign currency transaction gains of approximately $2 million versus losses of more than
$7 million in 2007.  Gains of more than $13 million on properties disposed of as part of the strategic cost reduction plan are also included in 2007 compared with losses of about $2 million in 2008.   Also included in 2007 was the previously mentioned litigation settlement gain of $16.4 million.

By Geography
(Millions of dollars)

Operating Profit	2008	2007

North America	$1,367.0	$1,478.5
Outside North America	745.8	705.0
Other income and (expense), net(a)	(5.0)	19.6
Corporate & Other(a) (b)	(184.1)	(255.6)

Consolidated	$1,923.7	$1,947.5

Notes:

(a) Other income and (expense), net and Corporate & Other include the previously mentioned pretax amounts for the strategic cost reductions.

(b) In 2007, Corporate & Other also includes incremental implementation costs of $25.2 million related to the transfer of certain administrative processes to third-party providers.

Commentary:

•	Operating profit in North America decreased 7.5 percent due to cost inflation and higher manufacturing costs, tempered by higher net selling prices and cost savings.

•
Operating profit outside North America increased 5.8 percent because of the higher net selling prices for personal care and consumer tissue and the higher personal care sales volumes in the developing and emerging markets tempered by cost inflation.

Additional Income Statement Commentary

•
Nonoperating expense of $81.6 million for the first nine months of 2007 was the Corporation’s pretax loss associated with its ownership interest in the synthetic fuel partnerships described in Note 6 to the Consolidated Financial Statements.  No expense was incurred in 2008 since the law giving rise to the related tax benefits for these investments expired at the end of 2007.

•
Interest expense for the first nine months of 2008 increased approximately $42 million from the prior year, primarily as a result of long-term debt issued to fund the Corporation’s $2.0 billion ASR program in July 2007, partially offset by lower interest rates.

•	The Corporation’s effective income tax rate was 28.5 percent in 2008 compared with 22.9 percent in 2007. The increase in 2008 was primarily due to the benefit of synthetic fuel credits in 2007.

•
The Corporation’s share of net income of equity companies in 2008 increased to about $145 million from approximately $127 million in 2007, due mainly to higher net income at KCM including the benefit of the tax settlement realized in the third quarter of 2008.

•
Minority owners’ share of subsidiaries’ net income was approximately $104 million in 2008 compared with about $77 million in the prior year.  The increase was due mainly to minority owners’ share of increased earnings at majority-owned subsidiaries in Latin America and the Middle East and higher returns payable on the redeemable preferred securities issued by the Corporation’s consolidated financing subsidiary.

•
As a result of the Corporation’s ongoing share repurchase program, including the ASR program, the average number of common shares outstanding declined, which benefited 2008 net income by about $.21 per share.  This benefit was partially offset by the higher interest expense associated with the July 2007 debt issuances that funded the ASR program.

Liquidity and Capital Resources

•
Cash provided by operations for the first nine months of 2008 increased over 5 percent to $1,838 million from $1,744 million in 2007 reflecting a decreased investment in working capital tempered by lower cash earnings.

•
Capital spending for the first nine months was $652 million in 2008 compared with $777 million in the prior year.  The Corporation still expects capital spending in 2008 will be in a range of $850 to $950 million.

•
At September 30, 2008, total debt and redeemable preferred securities was $7.3 billion compared with $6.5 billion at the end of 2007.  The increase was primarily due to the consolidation of the financing entities described in Note 2 to the Consolidated Financial Statements.  At September 30, 2008, the related loans are classified as debt payable within one year on the Consolidated Balance Sheet.  The Corporation currently anticipates that these loans will be extended prior to their current maturity dates.

•
In August 2008, Standard & Poor’s (“S&P”) lowered the Corporation’s long-term senior unsecured debt rating from A+ to A but reaffirmed the short-term commercial paper A1 rating.  S&P also removed both the long- and short-term ratings from negative outlook and both ratings are now classified as stable.  Also, in August 2008, Moody’s Investor Services reaffirmed the Corporation’s long- and short-term ratings of A2 and P1, respectively, with an outlook of stable.

•
In November 2008, the Corporation issued $500 million of 7.50% Notes due November 1, 2018.  Proceeds from the sale of the notes will be used to reduce borrowings under the Corporation’s commercial paper program.

•
The Corporation has not experienced any difficulty in issuing commercial paper in 2008 despite the current constrained credit environment in the United States.  The Corporation has decided to limit its commercial paper issues to $1.33 billion because one of the lender participants in the Corporation’s $1.5 billion unused revolving credit facility is in bankruptcy.  The Corporation is evaluating the need to find a replacement lender.

•
During the third quarter of 2008, the Corporation repurchased approximately 2.2 million shares of its common stock at a cost of about
$130 million.  Year-to-date, the Corporation has spent about $550 million to repurchase approximately 8.7 million shares.  As previously announced, the Corporation has reduced its full year target for share repurchases in 2008 to $600 million to $650 million from its previous range of $700 million to $800.

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

Business Outlook

Based on the plans it has in place, the Corporation is targeting continued solid organic sales growth over the balance of the year, driven primarily by higher net selling prices and improved product mix.  Sales volume growth will likely be relatively weak due to the Corporation’s focus on revenue realization and areas of economic weakness.  The Corporation still expects to maintain higher levels of investment in strategic marketing and customer development.  Given the significant changes in foreign currency exchange rates over the last month, the Corporation now anticipates currency will have a negative effect on fourth quarter sales comparisons instead of a benefit.

Meanwhile, the price increases implemented during the third quarter, along with some benefit from recent commodity cost reductions, should help drive a sequential improvement in operating profit in the fourth quarter versus the third quarter, assuming no significant decline in consumer demand and no further material changes in input costs and key foreign currencies.  The Corporation believes it could take up to six months before the recent declines in commodity costs are fully realized in its results, while offsetting currency effects are reflected almost immediately.  The Corporation estimates that the effects of recent changes in currency exchange rates, including currency translation and transaction losses at KCM, will have an adverse impact on its fourth quarter results by more than 10 cents per share versus its previous plan.

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

Item 4. Controls and Procedures.

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2008.  There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2007, a wholly-owned subsidiary of the Corporation was served a summons in Pennsylvania state court by the Delaware County Regional Water Quality Authority ("Delcora").  Also in May 2007, Delcora initiated an administrative action against the Corporation.  Delcora is a public agency that operates a sewerage system and a wastewater treatment facility serving industrial and municipal customers, including Kimberly-Clark's Chester Mill.  Delcora also regulates the discharge of wastewater from the Chester Mill.  Delcora has alleged in the summons and the administrative action that the Corporation underreported the quantity of effluent discharged to Delcora from the Chester Mill for several years due to an inaccurate effluent metering device and owes additional amounts.  The Corporation’s action for declaratory judgment in the Federal District Court for the Eastern District of Pennsylvania was dismissed in December 2007 on grounds of abstention.  The Corporation appealed this dismissal to the Third Circuit Court of Appeals.  The Third Circuit directed the parties to mediation, which during the third quarter of 2008, resulted in a procedural agreement to appoint a neutral and qualified hearing officer.  As a result of this arrangement with Delcora, the Corporation has dismissed its appeal to the Third Circuit.  The Corporation continues to believe that Delcora's allegations lack merit and is vigorously defending against Delcora’s actions.  In management's opinion, this matter is not expected to have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity.

Item 2.  Stock Repurchases.

The Corporation regularly repurchases shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs.  All share repurchases by the Corporation were made through brokers in the open market.  During 2008, the Corporation anticipates purchasing about
$600 million to $650 million of its common stock.  The following table contains information for shares repurchased during the third quarter of 2008.  None of the shares in this table were repurchased directly from any officer or director of the Corporation.

				Maximum
				Number of
				Shares
				That May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the
Period	of Shares	Price Paid	Announced Plans or	Plans or
(2008)	Purchased(1)	Per Share	Programs	Programs

July 1 to 31	1,095,000	$57.67	15,662,411	34,337,589
August 1 to 31	547,000	60.98	16,209,411	33,790,589
September 1 to 30	523,000	64.09	16,732,411	33,267,589

Total	2,165,000

(1)
Share repurchases were made pursuant to a share repurchase program authorized by the Corporation’s Board of Directors on July 23, 2007, which allows for the repurchase of 50 million shares in an amount not to exceed $5 billion.

In addition, during July, August and September 2008, the Corporation purchased the following shares from current or former employees in connection with the exercise of employee stock options and other awards.

Month	Shares	Amount (in thousands)

July	2,853	$168,157
August	3,187	184,368
September	968	59,664

Item 6.  Exhibits.

(a)   Exhibits

(3)a
Amended and Restated Certificate of Incorporation, dated April 17, 2008, incorporated by reference to Exhibit No. (3)a of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(3)b	By-Laws, as amended September 14, 2006, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated September 18, 2006.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)s	Letter Agreement between Kimberly-Clark Corporation and Christian A. Brickman, dated July 29, 2008, filed herewith.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

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

November 7, 2008

EXHIBIT INDEX

Exhibit No.                                                Description

(3)a
Amended and Restated Certificate of Incorporation, dated April 17, 2008, incorporated by reference to Exhibit No. (3)a of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(3)b	By-Laws, as amended September 14, 2006, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated September 18, 2006.

(4)	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)s	Letter Agreement between Kimberly-Clark Corporation and Christian A. Brickman, dated July 29, 2008, filed herewith.

(31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.