Form 10-K
period 2008-12-31
KIMBERLY CLARK CORP
filed 2009-02-27
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐.    No  ☒.

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2008 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $24.9 billion.

As of February 16, 2009, there were 413,810,555 shares of the Corporation’s common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for the Corporation’s Annual Meeting of Stockholders to be held on April 30, 2009 is incorporated by reference into Part III hereof.

KIMBERLY-CLARK CORPORATION

PART I

ITEM 1.    BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. The Corporation is a global health and hygiene company focused on product innovation and building its personal care, consumer tissue, K-C Professional & Other and health care brands. The Corporation is principally engaged in the manufacturing and marketing of a wide range of health and hygiene products around the world. Most of these products are made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency. As used in Items 1, 1A, 2, 3, 6, 7, 7A, 8 and 9A of this Form 10-K, the term “Corporation” refers to Kimberly-Clark Corporation and its consolidated subsidiaries. In the remainder of this Form 10-K, the terms “Kimberly-Clark” or “Corporation” refer only to Kimberly-Clark Corporation. For financial information by business segment and geographic area, and information about principal products and markets of the Corporation, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Item 8, Note 18 to the Consolidated Financial Statements.

Recent Developments

On July 23, 2007, the Corporation entered into an accelerated share repurchase agreement (the “ASR Agreement”) through which it purchased approximately 29.6 million shares of its common stock from Bank of America, N.A. (“Bank of America”), at an initial purchase price of $67.48 per share, or an aggregate of $2 billion. On July 30, 2007, the Corporation issued $2.1 billion of long-term notes and used a portion of the net proceeds from the sale of these notes to repay a short-term revolving credit agreement, under which the Corporation borrowed $2 billion on July 27, 2007 to fund the settlement of the ASR Agreement. In March 2008, the Corporation and Bank of America settled the ASR Agreement. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Notes 6 and 10 to the Consolidated Financial Statements for a discussion of the ASR Agreement.

In July 2005, the Corporation authorized a multi-year plan to improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe. The strategic cost reductions were completed in 2008. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 4 to the Consolidated Financial Statements for a discussion of the strategic cost reduction plan.

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

The principal sources of revenue in each of our global business segments are described below. Revenue, profit and total assets of each reportable segment are shown in Item 8, Note 18 to the Consolidated Financial Statements.

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

Net sales to Wal-Mart Stores, Inc. were approximately 14 percent in 2008 and 2007, and approximately 13 percent in 2006.

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

Raw Materials

Cellulose fiber, in the form of kraft pulp or fiber recycled from recovered waste paper, is the primary raw material for the Corporation’s tissue products and is a component in disposable diapers, training pants, feminine pads and incontinence care products.

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

Most recovered paper, synthetics, pulp and recycled fiber are purchased from third parties. The Corporation considers the supply of these raw materials to be adequate to meet the needs of its businesses. See Item 1A, “Risk Factors.”

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

PART I

(Continued)

Research and Development

Research and development expenditures are directed toward new or improved personal care, tissue, wiping, and health care products and nonwoven materials. Consolidated research and development expense was $297 million in 2008, $277 million in 2007 and $301 million in 2006.

Foreign Market Risks

The Corporation operates and markets its products globally, and its business strategy includes targeted growth in the developing and emerging markets. See Item 1A, “Risk Factors” for a discussion of foreign market risks that may affect the Corporation’s financial results.

Environmental Matters

Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at the Corporation’s facilities are expected to be approximately $39 million in 2009 and $12 million in 2010. Of these amounts, approximately $15 million in 2009 and $2 million in 2010 are expected to be spent at facilities in the U.S. For facilities outside of the U.S., capital expenditures for environmental controls are expected to be approximately $24 million in 2009 and $10 million in 2010.

Total worldwide operating expenses for environmental compliance are expected to be approximately $180 million in 2009 and $171 million in 2010. Operating expenses for environmental compliance with respect to U.S. facilities are expected to be approximately $93 million in 2009 and $83 million in 2010. Operating expenses for environmental compliance with respect to facilities outside the U.S. are expected to be approximately $87 million in 2009 and $88 million in 2010. Operating expenses include pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs.

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

Employees

In its worldwide consolidated operations, the Corporation had nearly 53,000 employees as of December 31, 2008.

Item 10 of this Form 10-K identifies executive officers of the Corporation and is incorporated herein by reference.

Available Information

The Corporation makes available financial information, news releases and other information on the Corporation’s website at www.kimberly-clark.com. The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after the Corporation files such reports and amendments with, or

PART I

(Continued)

furnishes them to, the Securities and Exchange Commission. Stockholders may also contact Stockholder Services, P.O. Box 612606, Dallas, Texas 75261-2606 or call 972-281-1522 to obtain a hard copy of these reports without charge.

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

Global economic conditions could continue to adversely affect the Corporation’s business and financial results.

Unfavorable economic conditions, including the impact of recessions in the United States and throughout the world, may continue to negatively affect the Corporation’s business and financial results. These economic conditions could negatively impact (i) consumer demand for our products, including shifting consumer purchasing patterns to lower-cost options such as private label products, (ii) the mix of our products’ sales, (iii) our ability to collect accounts receivable on a timely basis from certain customers and (iv) the ability of certain suppliers to fill our orders for raw materials or other goods and services. A prolonged recession could result in decreased revenue, margins and earnings.

Significant increases in prices for raw materials, energy, transportation and other necessary supplies and services could adversely affect the Corporation’s financial results.

Increases in the cost of and availability of raw materials, including pulp and petroleum-based materials, the cost of energy, transportation and other necessary services, supplier constraints, an inability to maintain favorable supplier arrangements and relations or an inability to avoid disruptions in production output caused by events such as natural disasters, power outages, labor strikes, and the like could have an adverse effect on the Corporation’s financial results.

Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered waste paper, is used extensively in the Corporation’s tissue products and is subject to significant price fluctuations due to the cyclical nature of these fiber markets. Recycled fiber accounts for approximately 32 percent of the Corporation and its equity companies’ overall fiber requirements.

Increases in pulp prices could adversely affect the Corporation’s earnings if selling prices for its finished products are not adjusted or if these adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks. On a worldwide basis, the Corporation supplies approximately 8 percent of its virgin fiber needs from internal pulp manufacturing operations.

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

PART I

(Continued)

Although the Corporation believes that the supplies of raw materials needed to manufacture its products are adequate, global economic conditions, supplier capacity constraints and other factors could affect the availability of, or prices for, those raw materials.

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

The Corporation competes in intensely competitive markets against well-known, branded products and private label products both domestically and internationally. Inherent risks in the Corporation’s competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of consolidation within retailer and distribution channels, and competitive reaction. Some of the Corporation’s major competitors have undergone consolidation, which could result in increased competition and alter the dynamics of the industry. This consolidation may give competitors greater financial resources and greater market penetration and enable competitors to offer a wider variety of products and services at more competitive prices, which could adversely affect the Corporation’s financial results. It may be necessary for the Corporation to lower prices on its products and increase spending on advertising and promotions, each of which could adversely affect the Corporation’s financial results.

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

The Corporation’s products are sold in a highly competitive global marketplace, which is experiencing increased concentration and the growing presence of large-format retailers and discounters. With the

PART I

(Continued)

consolidation of retail trade, especially in developed markets such as the U.S. and Europe, the Corporation is increasingly dependent on key retailers, and some of these retailers, including large-format retailers, may have greater bargaining power than does the Corporation. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. The Corporation may also be negatively affected by changes in the policies of its retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products; additional requirements related to safety, environmental, social and other sustainability issues; and other conditions. If the Corporation loses a significant customer or if sales of its products to a significant customer materially decrease, the Corporation’s business, financial condition and results of operations may be materially adversely affected.

There is no guarantee that the Corporation’s efforts to reduce costs will be successful.

The Corporation continues to implement plans to improve its competitive position by accelerating cost reductions in its operations. In addition, the Corporation expects to obtain ongoing cost savings from its recently completed streamlining of manufacturing and administrative operations. The Corporation further anticipates cost savings to result from reducing material costs and manufacturing waste and realizing productivity gains and distribution efficiencies in each of its business segments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If the Corporation cannot successfully implement its cost savings plans, the Corporation may not realize all anticipated benefits. Any negative impact these plans have on the Corporation’s relationships with employees or customers or any failure to generate the anticipated efficiencies and savings could adversely affect the Corporation’s financial results.

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

The Corporation’s international operations are subject to foreign market risks, including foreign exchange risk and currency restrictions, which may adversely affect the Corporation’s financial results.

Because the Corporation and its equity companies have manufacturing facilities in 38 countries and their products are sold in more than 150 countries, the Corporation’s results may be substantially affected by foreign market risks. The Corporation is subject to the impact of economic and political instability in developing countries.

The Corporation faces increased risks in its international operations, including fluctuations in currency exchange rates, currency restrictions, adverse political and economic conditions, legal and regulatory constraints, tariffs and other trade barriers, difficulties in enforcing contractual and intellectual property rights, costs and difficulties in managing international operations and potentially adverse tax consequences. Each of these factors could adversely affect the Corporation’s financial results.

In addition, intense competition in European personal care and tissue markets, and the challenging economic, political and competitive environments in Latin America and developing and other countries in Eastern Europe and Asia may slow the Corporation’s sales growth and earnings potential. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Corporation’s success internationally also depends on its ability to acquire or to form successful business alliances, and there is no guarantee that the Corporation will be able to acquire or form these alliances. In addition, there can be no assurance that the Corporation’s products will be accepted in any particular market.

PART I

(Continued)

The Corporation is subject to the movement of various currencies against each other and versus the U.S. dollar. A portion of the exposures, arising from transactions and commitments denominated in non-local currencies, is systematically hedged through foreign currency forward and swap contracts.

Translation exposure for the Corporation with respect to foreign operations generally is not hedged. Weaker foreign currency exchange rates reduce the potential benefit of forecasted declines in dollar-based input costs for operations outside the U.S. There can be no assurance that the Corporation will be fully protected against substantial foreign currency fluctuations.

The current credit market disruptions and recession in the United States and certain foreign countries may adversely affect our business.

During 2008, unprecedented volatility in global commodity, currency and financial markets resulted in a high level of uncertainty in the business environment, which is expected to continue into 2009. The Corporation relies on access to the credit markets, specifically the commercial paper and public bond markets, to provide supplemental funding for its operations. Although the Corporation has not experienced a disruption in its ability to access the credit markets, there is no assurance that the credit markets will not deteriorate further. It is possible that the Corporation may have difficulty accessing the credit markets in the future, which may disrupt its businesses or further increase the Corporation’s cost of funding its operations. Additionally, the current uncertainty in global economic conditions resulting from the recent disruptions in credit markets and other factors, including recession in the United States and recessions in various foreign markets where the Corporation operates, may adversely affect our sales and results of operations. If the current situation deteriorates significantly, our business could be further negatively impacted, including reduced demand for our products, or supplier, customer or creditor disruptions, resulting from tighter credit markets and other economic factors.

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

Pending litigation, administrative actions and new legal requirements could have an adverse effect on the Corporation.

There is no guarantee that the Corporation will be successful in defending itself in legal and administrative actions or in asserting its rights under various laws, including intellectual property laws. In addition, the Corporation could incur substantial costs in defending itself or in asserting its rights in these actions or meeting new legal requirements. The costs and other effects of pending litigation and administrative actions against the

PART I

(Continued)

Corporation and new legal requirements cannot be determined with certainty. Although management believes that no such proceedings will have a material adverse effect on the Corporation, there can be no assurance that the outcome of such proceedings will be as expected. See Item 3, “Legal Proceedings”.

The Corporation obtains certain manufactured products and administrative services from third parties. If the third-party providers fail to satisfactorily perform, our operations could be adversely impacted.

As part of the Corporation’s Global Business Plan, a number of administrative functions have been transferred to third-party service providers. Those functions include certain information technology; finance and accounting; sourcing and supply management; and human resources services. Although moving these administrative functions to third-party service providers is expected to improve certain capabilities and lower the Corporation’s cost of operations, the Corporation could experience disruptions in the quality and timeliness of the services. Additionally, third parties manufacture some of the Corporation’s products. Disruptions or delays at the third-party manufacturers or service providers due to regional economic, business, environmental, or political events, or information technology system failures or military actions, or the failure of these manufacturers or service providers to otherwise satisfactorily perform, could adversely impact the Corporation’s operations, sales, payments to the Corporation’s vendors, employees, and others, and the Corporation’s ability to report financial and management information on a timely and accurate basis.

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

The principal facilities of the Corporation (including the Corporation’s equity companies) and the products or groups of products made at these facilities are as follows:

World Headquarters Location

Dallas, Texas

Operating Segments and Geographic Headquarters

Roswell, Georgia

Neenah, Wisconsin

Milsons Point, Australia

Hong Kong, China

Reigate, United Kingdom

Administrative Centers

Knoxville, Tennessee

Brighton, United Kingdom

Belen, Costa Rica

PART I

(Continued)

Worldwide Production and Service Facilities

United States

Alabama

Mobile—tissue products—(1) & (2)

Arizona

Tucson—health care products

Arkansas

Conway—feminine care and incontinence care products and nonwovens

Maumelle—wet wipes and nonwovens

California

Fullerton—tissue products—(1) & (2)

Connecticut

New Milford—tissue products—(1)

Georgia

LaGrange—nonwovens

Kentucky

Owensboro—tissue products—(2)

Mississippi

Corinth—nonwovens, wipers and towels

North Carolina

Hendersonville—nonwovens

Lexington—nonwovens

Oklahoma

Jenks—tissue products—(1)

Pennsylvania

Chester—tissue products—(1)

South Carolina

Beech Island—diapers, training pants, wet wipes and tissue products—(1)

Tennessee

Loudon—tissue products—(2)

(1)	Consumer Tissue

(2)	K-C Professional & Other

PART I

(Continued)

Texas

Del Rio—health care products

Paris—diapers and training, youth and swim pants

San Antonio—personal cleansing products and systems

Utah

Ogden—diapers and training pants

Washington

Everett—tissue products, wipers and pulp—(1) & (2)

Wisconsin

Marinette—tissue products and wipers—(1) & (2)

Neenah—feminine care, incontinence care products and nonwovens

Outside the United States

Argentina

Bernal—tissue products—(1) & (2)

Pilar—feminine care and incontinence care products

San Luis—diapers

Australia

Albury—nonwovens

Ingleburn—diapers

Millicent—pulp and tissue products—(1) & (2)

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

PART I

(Continued)

China

Beijing—feminine care and adult care products

Guangzhou—tissue products—(1) & (2)

Nanjing—feminine care products

Shanghai—tissue products—(1) & (2)

Colombia

Barbosa—wipers, tissue products, business and correspondence papers and notebooks—(2)

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

Dominican Republic

Santo Domingo—tissue products—(1)

Ecuador

Mapasingue—tissue products, diapers and feminine care products—(1) & (2)

El Salvador

Sitio del Niño—tissue products—(1) & (2)

France

Rouen—tissue products—(1)

Villey-Saint-Etienne—tissue products—(1) & (2)

Germany

Koblenz—tissue products—(2)

Reisholz—tissue products—(1)

Weinheim—health care products

Honduras

Villanueva—health care products

India

Pune—feminine care products, diapers and tissue products—(2) & (3)

Indonesia

Jakarta—feminine care and tissue products—(1) & (2)

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

Ecatepec—tissue products—(1), (2) & (3)

Magdalena—health care products

Morelia—tissue products—(1) & (3)

Nogales—health care products

Orizaba—tissue products—(1), (2) & (3)

Ramos Arizpe—tissue products and diapers—(1), (2) & (3)

Texmelucan—tissue products—(1), (2) & (3)

Tlaxcala—coform, diapers, nonwovens and wet wipes—(3)

Peru

Puente Piedra—tissue products—(1) & (2)

Santa Clara—diapers and feminine care and incontinence care products

Poland

Klucze—tissue products—(1)

Saudi Arabia

Al-Khobar—diapers, feminine care and tissue products—(1), (2) & (3)

Singapore

Tuas—diapers

South Africa

Cape Town—tissue and feminine care—(1) & (2)

Springs—tissue products and diapers—(1) & (2)

(1)	Consumer Tissue

(2)	K-C Professional & Other

(3)	Equity company production facility

PART I

(Continued)

Spain

Aranguren—tissue products—(2)

Arceniega—tissue products and personal cleansing products and systems—(2)

Calatayud—diapers

Salamanca—tissue products—(1)

Telde, Canary Islands—tissue products—(1)

Switzerland

Niederbipp—tissue products—(1)

Taiwan

Chung Li—tissue, feminine care products and diapers—(1) & (2)

Hsin-Ying—tissue products—(1) & (2)

Ta-Yuan—tissue products—(1) & (2)

Thailand

Hat Yai—health care products

Pathumthani—feminine care and tissue products—(1) & (2)

Samut Prakarn—tissue products—(1) & (2)

Trinidad & Tobago

San Juan—diapers

Turkey

Istanbul—diapers

United Kingdom

Barrow—tissue products—(1) & (2)

Barton-upon-Humber—diapers and nonwovens

Flint—wet wipes and tissue products—(2)

Northfleet—tissue products—(1)

Venezuela

Guaicaipuro—tissue products and diapers—(1) & (2)

Vietnam

Binh Duong—feminine care products

(1)	Consumer Tissue

(2)	K-C Professional & Other

PART I

(Continued)

ITEM 3.    LEGAL PROCEEDINGS

The Corporation is subject to federal, state and local environmental protection laws and regulations with respect to its business operations and is operating in compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. The Corporation has been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites. In management’s opinion, none of the Corporation’s compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

In May 2007, a wholly-owned subsidiary of the Corporation was served a summons in Pennsylvania state court by the Delaware County Regional Water Quality Authority (“Delcora”). Also in May 2007, Delcora initiated an administrative action against the Corporation. Delcora is a public agency that operates a sewerage system and a wastewater treatment facility serving industrial and municipal customers, including Kimberly-Clark’s Chester Mill. Delcora also regulates the discharge of wastewater from the Chester Mill. Delcora has alleged in the summons and the administrative action that the Corporation underreported the quantity of effluent discharged to Delcora from the Chester Mill for several years due to an inaccurate effluent metering device and owes additional amounts. The Corporation’s action for declaratory judgment in the Federal District Court for the Eastern District of Pennsylvania was dismissed in December 2007 on grounds of abstention. The Corporation appealed this dismissal to the Third Circuit Court of Appeals. The Third Circuit directed the parties to mediation, which during the third quarter of 2008 resulted in a procedural agreement to appoint a neutral and qualified hearing officer. As a result of this arrangement with Delcora, the Corporation has dismissed its appeal to the Third Circuit. The Corporation continues to believe that Delcora’s allegations lack merit and is vigorously defending against Delcora’s actions. In management’s opinion, this matter is not expected to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend and market price data included in Item 8, Note 20 to the Consolidated Financial Statements is incorporated in this Item 5 by reference.

Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October. The dividend reinvestment service of Computershare Investor Services is available to Kimberly-Clark stockholders of record. The service makes it possible for Kimberly-Clark stockholders of record to have their dividends automatically reinvested in common stock and to make additional cash investments.

Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.

As of February 16, 2009, the Corporation had 29,350 holders of record of its common stock.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.

The Corporation repurchases shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2008, the Corporation purchased $625 million worth of its common stock. The following table contains information for shares repurchased during the fourth quarter of 2008. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (2008)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to 31	1,134,600	$59.36	17,867,011	32,132,989
November 1 to 30	133,400	56.89	18,000,411	31,999,589
December 1 to 31	—	—	18,000,411	31,999,589

Total	1,268,000

(a)	All share repurchases between October 1, 2008 and December 31, 2008 were made pursuant to a share repurchase program authorized by the Corporation’s Board of Directors on July 23, 2007, which allows for the repurchase of 50 million shares in an amount not to exceed $5.0 billion.

In addition, during October, November and December 2008, the Corporation purchased the following shares from current or former employees in connection with the exercise of employee stock options and other awards.

Month	Shares	Amount
October	633	$36,186
November	—	—
December	2,941	163,355

PART II

(Continued)

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2008(a)	2007	2006		2005(c)	2004(d)
	(Millions of dollars, except per share amounts)
Net Sales	$19,415	$18,266	$16,747		$15,903	$15,083
Gross Profit	5,858	5,704	5,082		5,075	5,069
Operating Profit	2,547	2,616	2,102		2,311	2,506
Share of Net Income of Equity Companies	166	170	219	(b)	137	125
Income from:
Continuing operations	1,698	1,823	1,500		1,581	1,770
Discontinued operations	—	—	—		—	30
Cumulative effect of accounting change	—	—	—		(13)	—
Extraordinary loss	(8)	—	—		—	—
Net income	1,690	1,823	1,500		1,568	1,800
Per share basis:
Basic
Continuing operations	4.08	4.13	3.27		3.33	3.58
Discontinued operations	—	—	—		—	.06
Cumulative effect of accounting change	—	—	—		(.03)	—
Extraordinary loss	(.02)	—	—		—	—
Net income	4.06	4.13	3.27		3.30	3.64
Diluted
Continuing operations	4.06	4.09	3.25		3.31	3.55
Discontinued operations	—	—	—		—	.06
Cumulative effect of accounting change	—	—	—		(.03)	—
Extraordinary loss	(.02)	—	—		—	—
Net income	4.04	4.09	3.25		3.28	3.61
Cash Dividends Per Share
Declared	2.32	2.12	1.96		1.80	1.60
Paid	2.27	2.08	1.92		1.75	1.54
Total Assets	$18,089	$18,440	$17,067		$16,303	$17,018
Long-Term Debt	4,882	4,394	2,276		2,595	2,298
Stockholders’ Equity	3,878	5,224	6,097		5,558	6,630

(a)	The Corporation recorded an extraordinary charge of $12 million ($8 million after tax) related to the consolidation of its monetization financing entities. See Item 8, Note 2 to the Consolidated Financial Statements.

(b)	The Corporation’s share of net income includes a gain of approximately $46 million from the sale by Kimberly-Clark de Mexico, S.A.B. de C.V. of its pulp and paper business.

(c)	In accordance with the requirements of Financial Accounting Standards Board Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, the Corporation recorded a pretax asset retirement obligation of $24 million at December 31, 2005. The cumulative effect on income, net of related income tax effects, of recording the asset retirement obligation was $13 million, or $.03 per share.

(d)	Income statement data present the results of Neenah Paper’s fine and technical papers businesses as discontinued operations since those businesses were spun-off in 2004.

PART II

(Continued)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide investors with an understanding of the Corporation’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2008 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Variable Interest Entities

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	New Accounting Standards

•	Business Outlook

•	Forward-Looking Statements

Overview of Business

The Corporation is a global health and hygiene company with manufacturing facilities in 35 countries and its products are sold in more than 150 countries. The Corporation’s products are sold under such well-known brands as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. The Corporation has four reportable global business segments: Personal Care; Consumer Tissue; K-C Professional & Other; and Health Care. These global business segments are described in greater detail in Item 8, Note 18 to the Consolidated Financial Statements.

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

•

Product innovation—Past results and future prospects depend in large part on product innovation. The Corporation relies on its ability to develop and introduce new or improved products to drive sales and volume growth and to achieve and/or maintain category leadership. In order to introduce new or improved products, the technology to support those products must be acquired or developed. Research and development expenditures are directed towards new or improved personal care, tissue, industrial wipers, safety and health care products and nonwoven materials.

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

The Corporation increased promotional and strategic marketing spending in 2007 and 2008 to support new product introductions, further build brand equity and enable competitive pricing in order to protect the position of the Corporation’s products in the market. We expect competition to continue to be intense in 2009.

•

Market shares—Achieving leading market shares in our principal products has been an important part of our past performance. We hold number 1 or 2 share positions in more than 80 countries. Achieving and maintaining leading market shares is important because of ongoing consolidation of retailers and the trend of leading merchandisers seeking to stock only the top competitive brands.

•

Cost controls—To maintain or improve our competitive position, we must control our manufacturing, distribution and other costs. We have achieved cost savings from reducing material costs and manufacturing waste and realizing productivity gains and distribution efficiencies in our business segments. Our ability to control costs can be affected by changes in the price of pulp, oil and other commodities we consume in our manufacturing processes. Our strategic investments in information systems and partnering with third-party providers of administrative services should also allow further cost savings through streamlining administrative activities.

•

Foreign currency and commodity risks—As a multinational enterprise, we are exposed to changes in foreign currency exchange rates, and we are also exposed to changes in commodity prices. Our ability to effectively manage these risks can have a material impact on our results of operations.

•

Global economic environment—The Corporation’s business and financial results continue to be adversely affected by recessions in the United States and throughout the world and volatility in the global financial markets. Although it has become more challenging to predict our results in the near-term, we will continue to focus on executing our Global Business Plan strategies for the long-term health of our businesses.

Overview of 2008 Results

The Corporation continued to experience significant raw material cost inflation in 2008.

•	Net sales increased 6.3 percent because of higher net selling prices and sales volumes and favorable currency effects.

•	Operating profit declined 2.6 percent and net income and diluted earnings per share decreased 7.3 percent and 1.2 percent, respectively.

•

The benefits of top-line growth, along with cost savings of $171 million, were more than offset by inflation in key cost components totaling more than $725 million, an increase in strategic marketing spending of about $95 million and higher levels of selling and administrative expenses, mainly to support growth in developing and emerging markets.

•	Cash flow from operations was $2.5 billion, an increase of 3.6 percent.

Results of Operations and Related Information

This section contains a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2008 results of operations. This discussion and analysis compares 2008 results to 2007, and 2007 results to 2006.

PART II

(Continued)

Analysis of Consolidated Net Sales

By Business Segment

	Year Ended December 31
	2008	2007	2006
	(Millions of dollars)
Personal Care	$8,272	$7,563	$6,741
Consumer Tissue	6,748	6,475	5,982
K-C Professional & Other	3,174	3,039	2,813
Health Care	1,224	1,207	1,237
Corporate & Other	79	41	33
Intersegment sales	(82)	(59)	(59)

Consolidated	$19,415	$18,266	$16,747

By Geographic Area

	Year Ended December 31
	2008	2007	2006
	(Millions of dollars)
United States	$10,143	$9,876	$9,406
Canada	574	569	538
Intergeographic sales	(256)	(253)	(250)

Total North America	10,461	10,192	9,694
Europe	3,679	3,469	3,153
Asia, Latin America and other	5,942	5,252	4,481
Intergeographic sales	(667)	(647)	(581)

Consolidated	$19,415	$18,266	$16,747

Commentary:

2008 versus 2007

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume	Net Price	Currency	Mix/ Other
Consolidated	6.3	1	4	1	—
Personal Care	9.4	5	3	1	—
Consumer Tissue	4.2	(4)	6	1	1
K-C Professional & Other	4.4	(1)	4	1	—
Health Care	1.4	4	(1)	1	(3)

•

Personal care net sales in North America increased about 5 percent due to more than 3 percent higher net selling prices and more than 1 percent higher sales volumes. The higher net selling prices resulted from increases implemented throughout 2008, net of increased promotional activity primarily for Huggies diapers to match competitive actions. Sales volume growth was dampened by the effects of the economic downturn in the fourth quarter of 2008 as customers adjusted inventory levels, child care category sales slowed and some consumers traded down to lower-priced product offerings.

PART II

(Continued)

In Europe, personal care net sales were even with the prior year as favorable currency effects offset lower sales volumes and net selling prices. Sales volumes of Huggies diapers in the Corporation’s four core markets—the U.K., France, Italy and Spain—declined about 4 percent from the prior year.

In the developing and emerging markets, net sales increased almost 17 percent driven by a more than 10 percent increase in sales volumes. The growth in sales volumes was broad-based, with particular strength throughout Latin America and in South Korea, Russia, Turkey, and China. Increased net selling prices and favorable product mix added about 4 percent and 2 percent, respectively, to the net sales increase. Unfavorable currency effects in South Korea were offset by favorable effects in other countries, primarily in Brazil and Israel.

•

Consumer tissue net sales in North America were even with the prior year as increased net selling prices of more than 6 percent and improved product mix of nearly 1 percent were offset by a sales volume decline of about 7 percent. The higher net selling prices were primarily attributable to price increases for bathroom tissue and paper towels implemented during the first and third quarters in the U.S. List prices for facial tissue were raised late in the third quarter. Sales volumes were down mid-single digits in bathroom tissue and facial tissue and double-digits in paper towels, primarily as a result of the Corporation’s focus on improving revenue realization. A portion of the overall volume decline is also due to the Corporation’s decision in late 2007 to shed certain low-margin private label business.

In Europe, consumer tissue net sales increased almost 4 percent on nearly 3 percent higher net selling prices, a 1 percent improvement in product mix and more than 2 percent favorable currency effects, tempered by a decline in sales volumes of about 2 percent. The lower sales volumes were primarily due to reduced sales of Andrex and Scottex bathroom tissue and Kleenex facial tissue in response to higher net selling prices and a slowdown in category sales, particularly in the U.K.

Consumer tissue net sales in the developing and emerging markets increased nearly 13 percent. During 2008, the Corporation raised prices in most markets to recover higher raw materials costs and drove improvements in mix with more differentiated, value-added products, strategies that resulted in higher net selling prices of about 10 percent and better product mix of more than 2 percent. Sales volumes were even with last year. For the year, currency effects were neutral as favorable effects earlier in the year were offset by the dramatic changes in currency rates in the fourth quarter of 2008.

•

Economic weakness and rising unemployment levels in North America and Europe began to affect K-C Professional’s categories in the fourth quarter of 2008. For the year, net sales in North America increased nearly 3 percent as increased net selling prices of about 4 percent and improved product mix of over 1 percent were tempered by lower sales volumes. In Europe, net sales of KCP products advanced about 9 percent as increased net selling prices and higher sales volumes contributed nearly 3 percent and 2 percent, respectively, to the improvement. Currency effects were about 4 percent favorable versus the prior year.

•

The increased sales volumes for health care products were primarily due to mid-single digit growth outside North America and a similar advance for medical devices in North America. The price decline was mainly attributable to competitive conditions affecting surgical supplies in North America and Europe.

PART II

(Continued)

Commentary:

2007 versus 2006

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume	Net Price	Currency	Mix/ Other
Consolidated	9.1	4	1	3	1
Personal Care	12.2	8	—	3	1
Consumer Tissue	8.2	1	2	4	1
K-C Professional & Other	8.0	3	1	3	1
Health Care	(2.4)	(5)	—	1	1

•

In North America, net sales of personal care products increased nearly 8 percent primarily on the strength of increased sales volumes. Product innovations spurred volume growth, with a double-digit gain for Huggies baby wipes, high single-digit growth for Huggies diapers and mid single-digit increases for the Corporation’s child care and incontinence care brands. Child care sales volumes benefited from the late third quarter introduction of GoodNites Sleep Boxers and Sleep Shorts, a unique offering in the youth pants category. Meanwhile, sales volumes of Kotex feminine care products were below year-ago levels. Net selling prices increased about 1 percent.

Net sales of personal care products in Europe increased about 11 percent, principally due to favorable currency effects. Higher sales volumes of more than 2 percent were offset by lower net selling prices. The sales volume gains reflect higher sales of Huggies diapers and baby wipes across the region, including a more than 2 percent volume gain for Huggies diapers in the four core markets—United Kingdom, France, Italy and Spain. The lower net selling prices were due to meeting competitive promotional activity.

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

•

In North America, net sales of consumer tissue products rose more than 5 percent due to nearly 3 percent higher sales volumes and about 2 percent higher net selling prices. Sales volumes for bathroom tissue and paper towels increased 5 percent and 4 percent, respectively, on growth for Scott bathroom tissue and Viva paper towels reflecting product improvements for these brands. Net selling prices were impacted by promotional activity, late in the year, in support of product upgrades, including the Corporation’s improved Cottonelle bathroom tissue, as well as to support facial tissue in anticipation of a seasonal pick-up in sales volumes that had not yet occurred because of a weaker cold and flu season in the fourth quarter of 2007.

In Europe, net sales of consumer tissue products increased approximately 9 percent, principally due to favorable currency exchange rates. Improved product mix was negated by an overall sales volume decline of about 1 percent that resulted from the Corporation’s 2006 decision to shed low-margin business following the sale or closure of certain facilities in the region. Sales volume increases for Andrex bathroom tissue and Kleenex facial tissue were not sufficient to offset the withdrawal from the low-margin business. Net selling prices remained about the same as in the prior year.

In the developing and emerging markets, net sales increased more than 12 percent. About half of the increase was due to favorable currency effects. Improved product mix of nearly 3 percent was tempered

PART II

(Continued)

by lower sales volumes of slightly more than 1 percent. Net selling prices increased almost 5 percent as selling prices were raised during the year in most developing and emerging markets in response to higher raw material costs.

•

Sales volumes for K-C Professional products increased more than 3 percent with double-digit growth in Latin America and 4 percent higher sales volumes in North America led by advances for Kleenex, Scott and Cottonelle washroom brands and Kimtech and WypAll wiper brands. Higher net selling prices added about 1 percent to the increase in net sales and favorable currency effects contributed over 3 percent.

•

The decrease in sales volumes of health care products was mainly attributable to a higher level of sales of face masks in 2006 primarily due to avian flu preparedness and the impact of the Corporation’s decision in the second half of 2006 to exit the latex exam glove business. During 2007, the Corporation made progress in transitioning customers and users from latex to its higher-margin, clinically-preferred nitrile gloves. Sales of exam gloves improved sequentially in the fourth quarter of 2007 versus the third quarter 2007 levels. Nevertheless, the growth in sales of nitrile gloves did not compensate for the drop-off in sales of latex gloves, due in part to supply constraints earlier in 2007 and competitive market conditions. In other areas of the business, sales of medical devices, particularly Ballard respiratory catheters, generated high single-digit improvement.

Analysis of Consolidated Operating Profit

By Business Segment

	Year Ended December 31
	2008	2007	2006
	(Millions of dollars)
Personal Care	$1,649	$1,562	$1,303
Consumer Tissue	601	702	773
K-C Professional & Other	428	478	472
Health Care	143	195	211
Other income and (expense), net	(20)	18	(32)
Corporate & Other	(254)	(339)	(625)

Consolidated	$2,547	$2,616	$2,102

By Geographic Area

	Year Ended December 31
	2008	2007	2006
	(Millions of dollars)
United States	$1,730	$1,853	$1,856
Canada	144	157	143
Europe	210	258	211
Asia, Latin America and other	737	669	549
Other income and (expense), net	(20)	18	(32)
Corporate & Other	(254)	(339)	(625)

Consolidated	$2,547	$2,616	$2,102

Note:	Corporate & Other and Other income and (expense), net, include the following amounts of pre-tax charges for the strategic cost reductions. In 2007, Corporate & Other also includes the related implementation costs.

	2008	2007	2006
	(Millions of dollars)
Corporate & Other	$(72)	$(148)	$(476)
Other income and (expense), net	12	14	(8)

PART II

(Continued)

Commentary:

2008 versus 2007

	Percentage Change in Operating Profit Versus Prior Year
	Total Change	Change Due To
		Volume	Net Price	Raw Materials Cost	Energy and Distribution Expense	Currency	Other(a)
Consolidated	(2.6)	3	29	(20)	(8)	—	(7	)(b)
Personal Care	5.6	9	15	(14)	(3)	—	(1)
Consumer Tissue	(14.4)	(9)	60	(27)	(18)	(1)	(19)
K-C Professional & Other	(10.5)	(2)	23	(18)	(9)	2	(6)
Health Care	(26.7)	8	(8)	(10)	—	2	(19)

(a)	Includes higher marketing and general expenses net of the benefit of cost savings achieved.

(b)	Charges for strategic cost reductions were $47 million lower in 2008 than in 2007.

Consolidated operating profit decreased $69 million or 2.6 percent from the prior year. Charges for the strategic cost reductions of $60 million for 2008 were $47 million lower than in the prior year. Charges for the strategic cost reductions, discussed later in this MD&A and in Item 8, Note 4 to the Consolidated Financial Statements, are not included in the results of the business segments. The effect of higher net sales, primarily due to increased net selling prices, plus approximately $171 million in cost savings were more than offset by significant inflation in key manufacturing cost inputs of more than $725 million, higher manufacturing costs, primarily related to production downtime, of nearly $100 million, increased strategic marketing spending of about $95 million and higher levels of selling and administrative expenses, mainly to support growth in developing and emerging markets. Operating profit as a percent of net sales decreased to 13.1 percent from 14.3 percent last year.

•

Operating profit for the personal care segment increased 5.6 percent as higher net sales and cost savings more than offset raw materials and other cost inflation. In North America, operating profit increased due to the higher net selling prices and cost savings, tempered by materials and other cost inflation, and increased marketing expenses. In Europe, operating profit declined as cost savings were more than offset by the lower net selling prices and materials inflation. Operating profit in the developing and emerging markets increased because the higher net selling prices and sales volumes more than offset increased marketing and general expenses.

•

Consumer tissue segment operating profit decreased 14.4 percent. Increased net selling prices and cost savings were more than offset by cost inflation, the lower sales volumes and higher manufacturing costs, including the effect of planned production downtime. Operating profit in North America decreased due to the same factors that affected the overall segment. In Europe, operating profit declined as higher net selling prices and cost savings were more than offset by cost inflation. Operating profit in the developing and emerging markets was even with the prior year as higher net selling prices were offset by cost inflation, and increased marketing and general expenses to support growth in these regions.

•

Operating profit for K-C Professional & Other products decreased 10.5 percent because higher net selling prices were more than offset by cost inflation for both wastepaper and virgin fiber and other materials and increased manufacturing costs, including higher maintenance spending.

•

Operating profit for the health care segment decreased 26.7 percent. The benefit of higher sales volumes was more than offset by the lower net selling prices and higher manufacturing cost. In addition to cost inflation, the segment absorbed manufacturing-related costs as part of a plan to reduce inventory and also experienced higher costs related to changes in its manufacturing footprint.

PART II

(Continued)

Strategic Cost Reduction Plan

In July 2005, the Corporation authorized a multi-year plan to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe.

The strategic cost reductions commenced in the third quarter of 2005 and were completed by December 31, 2008. The strategic cost reductions resulted in cumulative charges of $880 million before tax or $610 million after tax.

Since the inception of the strategic cost reductions, a net workforce reduction of 5,800 has occurred. As of December 31, 2008, charges have been recorded related to the cost reduction initiatives for 23 facilities, including 3 facilities which have been closed and are being marketed for sale.

For the full year of 2008, year-over-year pretax savings of nearly $110 million were realized, bringing the cumulative annual total to approximately $335 million since the plan’s inception. Including projected year-over-year savings of about $50 million in 2009, total annual savings from the plan are now expected to reach $385 million.

See Item 8, Note 4 to the Consolidated Financial Statements for detail on costs incurred for the plan.

Other income and (expense), net

Other income and (expense), net for 2008 includes costs for a legal judgment and the refinancing of the dealer remarketable securities (see Item 8, Note 6 to the Consolidated Financial Statements) partially offset by favorable settlement of a value-added tax matter in Latin America. A gain of $16 million for the settlement of litigation related to prior years’ operations in Latin America is included in 2007. In addition, currency transaction losses included in this line item were about $5 million higher in 2008 than in 2007.

Commentary:

2007 versus 2006

	Percentage Change in Operating Profit Versus Prior Year
	Total Change	Change Due To
		Volume	Net Price	Raw Materials Cost	Energy and Distribution Expense	Currency	Other(a)
Consolidated	24.5	16	8	(16)	(4)	4	17 (b)
Personal Care	19.9	19	1	(8)	(2)	3	7
Consumer Tissue	(9.2)	6	16	(18)	(7)	2	(8)
K-C Professional & Other	1.3	8	6	(16)	(1)	2	2
Health Care	(7.6)	1	(2)	(6)	(4)	6	(3)

(a)	Includes the benefit of cost savings achieved, net of higher marketing and general expenses.

(b)	Charges for strategic cost reductions were $377 million lower in 2007 than in 2006.

PART II

(Continued)

Consolidated operating profit increased $514 million or 24.5 percent. Lower charges for the strategic cost reduction plan increased operating profit by $377 million. These charges are not included in the business segments. In addition, cost savings generated by the plan totaled approximately $105 million during 2007. Other factors affecting the comparison with 2006 were savings of nearly $160 million for the Corporation’s Focused On Reducing Costs Everywhere program, higher sales volumes and increased net selling prices. Partially offsetting these improvements were raw materials cost inflation of almost $350 million, increased strategic marketing expenses of about $50 million and higher general and administrative expenses. The increased general and administrative expenses were to a large extent in support of growth in the developing and emerging markets. Operating profit as a percent of net sales increased to 14.3 percent from 12.6 percent in 2006.

•

Operating profit for personal care products increased 19.9 percent. Cost savings and higher sales volumes more than offset raw materials cost inflation, the costs for product improvements and increased general and administrative expenses.

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

•

Operating profit for consumer tissue products decreased 9.2 percent as higher net selling prices and cost savings were more than offset by raw materials cost inflation, the costs for product improvements and higher manufacturing costs.

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

•

Operating profit for health care products decreased 7.6 percent as the benefits of cost savings and favorable currency effects were more than offset by raw materials cost inflation, primarily for nonwovens, and increased distribution and selling expenses.

Other income and (expense), net

Other income and (expense), net for 2007 includes a gain of $16 million for the previously mentioned settlement of litigation in Latin America. Currency transaction losses included in this line item were about $10 million lower in 2007 than in 2006. In addition, gains on dispositions of facilities in 2007, as part of the strategic cost reduction plan, were about $14 million compared with costs of $8 million in 2006.

Additional Income Statement Commentary

Synthetic Fuel Partnerships

As described in Item 8, Note 15 to the Consolidated Financial Statements, the Corporation had minority interests in two synthetic fuel partnerships. Pretax losses from participation in these partnerships were reported as

PART II

(Continued)

nonoperating expense in the Consolidated Income Statement. The partnerships were dissolved in 2008 at no cost to the Corporation. The Corporation’s income tax provision was reduced by $81 million in 2007, compared with $87 million in 2006 resulting from the income tax credits and tax benefits of these investments. Diluted earnings per share benefited by $.03 in 2007 compared with no benefit in 2008. The diluted earnings per share benefit in 2006 was $.04.

2008 versus 2007

•

Interest expense increased due to a higher average level of debt partially offset by lower average interest rates. See Item 8, Note 6 to the Consolidated Financial Statements for detail on debt activity.

•

The Corporation’s effective income tax rate was 27.0 percent for 2008 compared with 23.2 percent for 2007. The increase was primarily due to: (a) the benefits from the previously mentioned synthetic fuel credits utilized in 2007 that were not available in 2008; (b) favorable settlements in 2007 of tax issues related to prior years; and (c) the reversal of valuation allowances in 2007 on deferred tax assets at certain majority-owned subsidiaries in Latin America based on a sustained improvement in the subsidiaries’ operating results, partially offset by higher foreign tax credit benefits in 2008.

•

The Corporation’s share of net income of equity companies declined by $4 million primarily due to lower net income at Kimberly-Clark de Mexico, S.A.B. de C.V. (“KCM”). While KCM had higher net sales, its operating profit and net income were affected by currency transaction losses in the fourth quarter of 2008 on its more than $300 million of U.S. dollar-denominated liabilities as the Mexican peso weakened versus the U.S. dollar. The currency transaction losses reduced the Corporation’s share of KCM’s net income by approximately $23 million for 2008.

•

Minority owners’ share of subsidiaries’ net income increased $11 million versus the prior year. The increase was primarily due to higher returns payable on the redeemable preferred securities issued by the Corporation’s consolidated financing subsidiary.

•

As a result of the Corporation’s ongoing share repurchase program, including the Accelerated Share Repurchase (“ASR”) program, the average number of common shares outstanding declined, which benefited 2008 net income by about $.25 per share. This benefit was partially offset by the higher interest expense associated with the July 2007 debt issuances that funded the ASR program. See Item 8, Note 10 to the Consolidated Financial Statements for detail on the ASR program.

2007 versus 2006

•	Interest expense increased principally due to a higher average level of debt. See Item 8, Note 6 to the Consolidated Financial Statements for detail on debt issued in the third quarter of 2007.

•

The Corporation’s effective income tax rate was 23.2 percent for 2007 compared with 25.4 percent in 2006. The decrease for 2007 was primarily due to the previously mentioned favorable settlements of tax issues related to prior years and the reversal of valuation allowances on deferred tax assets partially offset by lower foreign tax credit benefits in 2007.

•

The Corporation’s share of net income from equity companies decreased $49 million primarily due to lower net income at KCM. Included in 2006 results was a gain of $46 million from the sale by KCM of its pulp and paper business. The remainder of the decline was due to lower operating profit at KCM as net sales growth did not overcome the effect of higher raw materials costs.

•	Minority owners’ share of subsidiaries’ net income increased $33 million primarily due to the minority owners’ share of the above-mentioned tax benefits at majority-owned subsidiaries.

PART II

(Continued)

•

As a result of the Corporation’s share repurchase program, including the ASR program, the average number of common shares outstanding declined, which benefited 2007 net income by $.14 per share. This benefit was mostly offset by the higher interest expense associated with the third quarter 2007 debt issuances that funded the ASR program.

Liquidity and Capital Resources

	Year Ended December 31
	2008	2007
	(Millions of dollars)
Cash provided by operations	$2,516	$2,429
Capital spending	906	989
Acquisitions of businesses, net of cash acquired	98	16
Ratio of total debt and redeemable preferred securities to capital(a)	62.0%	53.2%
Pretax interest coverage—times	7.3	8.2

(a)	Capital is total debt and redeemable preferred securities plus stockholders’ equity and minority owners’ interest in subsidiaries.

Cash Flow Commentary:

Cash provided by operations increased $87 million primarily due to lower tax payments in 2008 versus 2007.

Contractual Obligations:

The following table presents the Corporation’s total contractual obligations for which cash flows are fixed or determinable.

	Total	2009	2010	2011	2012	2013	2014+
	(Millions of dollars)
Contractual obligations
Long-term debt	$5,559	$677	$496	$16	$409	$505	$3,456
Interest payments on long-term debt	3,615	374	305	297	296	272	2,071
Returns on redeemable preferred securities	428	54	54	54	54	54	158
Operating leases	688	142	114	98	80	65	189
Unconditional purchase obligations	1,997	674	493	445	78	75	232
Open purchase orders	1,385	1,385	—	—	—	—	—

Total contractual obligations	$13,672	$3,306	$1,462	$910	$917	$971	$6,106

Obligations Commentary:

•	Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2008.

•

Returns on redeemable preferred securities reflect required return payments through the next seven-year anniversary date by instrument class. See Item 8, Note 7 to the Consolidated Financial Statements.

•	The unconditional purchase obligations are for the purchase of raw materials, primarily pulp and utilities. Although the Corporation is primarily liable for payments on the above operating leases and

PART II

(Continued)

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

The Corporation will fund its defined benefit pension plans to meet or exceed statutory requirements and currently expects to contribute $530 million to these plans in 2009. This amount is not included in the above table.

The above table does not include future payments that the Corporation will make for other postretirement benefit obligations. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, the Corporation anticipates making annual payments for these obligations within a range from approximately $85 million in 2009 to more than $90 million by 2018.

As of December 31, 2008, the Corporation has accrued income tax liabilities for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

Deferred taxes, minority owners’ interests and payments for pension plan benefits are also not included in the table.

A consolidated financing subsidiary has issued two classes of redeemable preferred securities. The holder of the securities can elect to have the subsidiary redeem the first class in December 2011 and the second class in December 2014 and each seven-year anniversary thereafter. Management currently anticipates that these securities will not be redeemed at the next redemption dates, and therefore they are not included in the above table. In the event that the holder of the securities does elect to have its preferred securities redeemed at the next respective redemption dates, the Corporation would be required to pay approximately $500 million in 2011 and approximately $500 million in 2014. See Item 8, Note 7 to the Consolidated Financial Statements for additional information regarding these securities.

Investing Commentary:

•	During 2008, the Corporation’s capital spending of $906 million was within the targeted range of $850 to $950 million.

•

During 2008, the Corporation acquired a personal care business in Trinidad and Tobago; the remaining 50 percent interest in its South African subsidiary, Kimberly-Clark of South Africa (Pty.) Limited; and the remaining 40 percent interest in its Chilean subsidiary, Kimberly-Clark Chile, S.A. The cost of these acquisitions totaled approximately $98 million. See Item 8, Note 5 to the Consolidated Financial Statements for additional detail.

Financing Commentary:

•

At December 31, 2008, total debt and redeemable preferred securities was $7.0 billion compared with $6.5 billion last year end. The increase was primarily due to the consolidation of the financing entities described in Item 8, Note 2 to the Consolidated Financial Statements. At December 31, 2008, the related loans are classified as debt payable within one year on the Consolidated Balance Sheet. The Corporation currently anticipates that these loans will be extended prior to their current maturity dates.

PART II

(Continued)

•

In August 2008, Standard & Poor’s (“S&P”) lowered the Corporation’s long-term credit rating from A+ to A but reaffirmed the short-term commercial paper A1 rating. S&P also removed both the long- and short-term ratings from negative outlook and both ratings are now classified as stable. In August 2008, Moody’s Investor Services reaffirmed the Corporation’s long- and short-term ratings of A2 and P1, respectively, with an outlook of stable.

•	In November 2008, the Corporation issued $500 million 7.5% Notes due November 1, 2018. The Corporation used the net proceeds to reduce borrowings under its commercial paper program.

•

In the fourth quarter of 2008, a wholly-owned subsidiary of the Corporation purchased $200 million of dealer remarketable securities that the Corporation had originally issued in the fourth quarter of 2006. The subsidiary issued commercial paper to fund the investment in these securities and intends to hold these securities until the next remarketing date in the fourth quarter of 2009. The investment in these securities by the subsidiary and the Corporation’s debt obligation for these securities are eliminated in consolidation. See Item 8, Note 6 to the Consolidated Financial Statements for additional detail on these securities.

•

At December 31, 2008, the Corporation had a $1.33 billion revolving credit facility that is scheduled to expire in September 2012. This facility contains a feature that would allow for increasing it to $1.77 billion. The Corporation maintains the revolving credit facility to manage liquidity needs in the event its access to the commercial paper markets is constrained for any reason. The Corporation did not experience any difficulty in issuing commercial paper in 2008 despite the current constrained credit environment in the United States. The Corporation did not borrow any amounts under the revolving credit facility in 2008.

•

During 2008, the Corporation repurchased about 10 million shares of its common stock at a cost of $625 million which was in line with its updated target of $600 million to $650 million. In light of the Corporation’s estimated contribution of $530 million in 2009 to its defined benefit pension plans, the Corporation does not expect to repurchase any of its common stock in 2009. See the discussion under Critical Accounting Policies later in this MD&A for additional detail regarding Pension Benefits.

•

In 2003, the Venezuelan government enacted currency restrictions, which have affected the ability of the Corporation’s Venezuelan subsidiary (“K-C Venezuela”) to obtain foreign currency at the official rate of exchange to pay for imported finished goods. These exchange restrictions have negatively impacted K-C Venezuela because it has had to meet its foreign currency needs from non-government sources at exchange rates substantially unfavorable to the official rate. During 2008, the Corporation recorded its share of pre-tax losses of more than $10 million or about $.02 per share due to currency transactions at other than official exchange rates. At December 31, 2008, K-C Venezuela had cash denominated in bolivars of $94 million. In 2008, K-C Venezuela represented approximately 2 percent of consolidated net sales and consolidated operating profit.

Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, pension plan contributions and other needs in the foreseeable future.

Variable Interest Entities

The Corporation has interests in the financing and real estate entities discussed in Item 8, Notes 2, 7 and 12 to the Consolidated Financial Statements, all of which are subject to the requirements of Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities—an Interpretation of ARB 51 (“FIN 46(R)”). The entities described in Item 8, Notes 2 and 7 are consolidated

PART II

(Continued)

pursuant to the requirements of FIN 46(R), as are certain of the real estate entities described in Note 12. The nonconsolidated real estate entities do not engage in any of the transactions subject to the disclosure requirements of FRR 67, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting policies used by management in the preparation of the Corporation’s Consolidated Financial Statements are those that are important both to the presentation of the Corporation’s financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to consumer and trade promotion and rebate accruals, pension and other postretirement benefits, retained insurable risks, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets, the qualitative and quantitative analyses of variability used to determine the primary beneficiary of variable interest entities, deferred income taxes and potential income tax assessments, and loss contingencies. The Corporation’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Promotion and Rebate Accruals

Among those factors affecting the accruals for promotions are estimates of the number of consumer coupons that will be redeemed and the type and number of activities within promotional programs between the Corporation and its trade customers. Rebate accruals are based on estimates of the quantity of products distributors have sold to specific customers. Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories. Estimates of trade promotion liabilities for promotional program costs incurred, but unpaid, are generally based on estimates of the quantity of customer sales, timing of promotional activities and forecasted costs for activities within the promotional programs. Settlement of these liabilities sometimes occurs in periods subsequent to the date of the promotion activity. Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, favorable end-of-aisle or in-store product displays and other activities conducted by the customers to promote the Corporation’s products. Promotion accruals as of December 31, 2008 and 2007 were $321 million and $348 million, respectively. Rebate accruals as of December 31, 2008 and 2007 were $261 million and $253 million, respectively.

Pension and Other Postretirement Benefits

Pension Benefits

The Corporation and its subsidiaries in North America and the United Kingdom have defined benefit pension plans (the “Principal Plans”) and/or defined contribution retirement plans covering substantially all regular employees. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for the qualified defined benefit plans in North America and the defined benefit plans in the United Kingdom is to contribute assets at least equal to regulatory minimum requirements. Funding for the remaining defined benefit plans outside the U.S. is based on legal requirements, tax considerations, investment opportunities, and customary business practices in such countries. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded.

PART II

(Continued)

Consolidated pension expense for defined benefit pension plans was $97 million in 2008 compared with $120 million for 2007. Pension expense included incremental costs of about $5 million and $8 million in 2008 and 2007, respectively, for special pension benefits related to the strategic cost reductions. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 8.23 percent in 2008 compared with 8.27 percent in 2007 and will be 8.17 percent in 2009. The expected long-term rate of return is evaluated on an annual basis. In setting this assumption, the Corporation considers a number of factors including projected future returns by asset class, current asset allocation and historical long-term market performance. As part of the factors related to historical market performance, the Corporation considered the range of compounded annual returns for 15 rolling 15-year and 20-year periods through 2008 relative to each plan’s current asset allocation.

The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 8.48 percent in 2008 compared with 8.50 percent in 2007 and will be 8.47 percent in 2009. The expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 70 percent with equity managers, with expected long-term rates of return ranging from 9 to 10 percent, and about 30 percent with fixed income managers, with an expected long-term rate of return ranging from 6 to 7 percent. Actual asset allocation is regularly reviewed and it is periodically rebalanced to the targeted allocation when considered appropriate. Long-term rate of return assumptions continue to be evaluated at least annually and are adjusted as necessary.

Pension expense is determined using the fair value of assets rather than a calculated value that averages gains and losses (“Calculated Value”) over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of assets and the actual return based on the fair value of assets. The variance between actual and expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a Calculated Value was used for plan assets. As of December 31, 2008, the Principal Plans had cumulative unrecognized investment losses and other actuarial losses of approximately $2.2 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under SFAS No. 87, Employers’ Accounting for Pensions.

The discount (or settlement) rates used to determine the present values of the Corporation’s future U.S. and Canadian pension obligations at December 31, 2008 were based on yield curves constructed from a portfolio of high quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rates for the U.S. and Canadian pension obligations. For the U.K. plans, discount rates were established using the yield on a U.K. bond index comprised of high quality corporate debt securities, with the yield adjusted for duration differences between the index and the pension obligations and for securities in the index recently downgraded below high quality. The weighted-average discount rate for the Principal Plans increased to 6.47 percent at December 31, 2008 from 6.20 percent at December 31, 2007.

Consolidated pension expense for defined benefit pension plans is estimated to approximate $295 million in 2009. The increase in estimated pension expense for 2009 from $97 million incurred in 2008 reflects substantially lower plan assets at December 31, 2008 and the effect of actuarial losses. The 2009 estimate is based on an expected weighted-average long-term rate of return on assets in the Principal Plans of 8.47 percent, a weighted-average discount rate for the Principal Plans of 6.47 percent and various other assumptions. Pension

PART II

(Continued)

expense beyond 2009 will depend on future investment performance, the Corporation’s contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

If the expected long-term rates of return on assets for the Principal Plans were lowered by 0.25 percent, our annual pension expense would increase by approximately $7 million in 2009. If the discount rate assumptions for these same plans were reduced by 0.25 percent, annual pension expense would increase by approximately $11 million and the December 31, 2008 pension liability would increase by about $133 million.

The fair value of the assets in the Corporation’s defined benefit plans was $3.1 billion and $4.7 billion at December 31, 2008 and December 31, 2007, respectively. The projected benefit obligations of the defined benefit plans exceeded the fair value of plan assets by approximately $1.9 billion and $0.8 billion at December 31, 2008 and December 31, 2007, respectively. On a consolidated basis, the Corporation contributed about $129 million to its pension plans in 2008 compared with $98 million in 2007. In addition, the Corporation made direct benefit payments of $14 million in 2008 compared to $15 million in 2007. The Corporation currently anticipates contributing about $530 million to its pension plans in 2009.

The methodology for determining the discount rate used for each country’s pension obligation is the same as the methodology used to determine the discount rate used for that country’s other postretirement obligation. The discount rates displayed for the two types of obligations for the Corporation’s consolidated operations may appear different due to the weighting used in the calculation of the two weighted-average discount rates.

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

The Corporation made benefit payments of $73 million in 2008 compared with $77 million in 2007. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above. If the discount rate assumptions for these plans were reduced by 0.25 percent, 2009 other postretirement benefit expense would increase by less than $1 million and the December 31, 2008 benefit liability would increase by about $16 million.

The health care cost trend rate is based on a combination of inputs including the Corporation’s recent claims history and insights from external advisers regarding recent developments in the health care marketplace, as well as projections of future trends in the marketplace. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 7.5 percent in 2009, 6.5 percent in 2010 and to gradually decline to 5.2 percent in 2012 and thereafter. See Item 8, Note 9 to the Consolidated Financial Statements for disclosure of the effect of a one percentage point change in the health care cost trend rate.

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

Goodwill and Other Intangible Assets

The carrying amount of goodwill is tested annually as of the beginning of the fourth quarter and whenever events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Impairment testing is conducted at the operating segment level of the Corporation’s businesses and is based on a discounted cash flow approach to determine the fair value of each operating segment. The determination of fair value requires significant management judgment including estimating future sales volumes, selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate. Sensitivities of these fair value estimates to changes in assumptions for sales volumes, selling prices and costs are also tested. If the carrying amount of an operating segment that contains goodwill exceeds fair value, a possible impairment would be indicated. If a possible impairment is indicated, the implied fair value of goodwill would be estimated by comparing the fair value of the net assets of the unit excluding goodwill to the total fair value of the unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. The Corporation’s annual goodwill impairment testing has been completed and it has been determined that its $2.7 billion of goodwill is not impaired.

The Corporation has no intangible assets with indefinite useful lives. At December 31, 2008, the Corporation has other intangible assets with a gross carrying amount of approximately $307 million and a net carrying amount of about $121 million. These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset is not recoverable based on estimated future undiscounted cash flows,

PART II

(Continued)

an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its fair value (based on discounted future cash flows). Judgment is used in assessing whether the carrying amount of intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.

Primary Beneficiary Determination of Variable Interest Entities (“VIE”)

The primary beneficiary of variable interest entities is required to be determined under FSP FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), using a qualitative analysis to identify the risks in the VIE that cause variability and then to determine the variability that the VIE is designed to create and pass along to its participants. The participant that absorbs the majority of the variability is the primary beneficiary and is required to consolidate the VIE in accordance with FIN 46(R). If the qualitative analysis is inconclusive, a quantitative analysis is required to estimate the probable future cash flows of the VIE using a computer simulation model and determining the variability of such cash flows and their present values; and the participant that is allocated the majority of the present value of the variability is the primary beneficiary. Both the qualitative analysis and the quantitative analysis require the exercise of significant management judgment.

Deferred Income Taxes and Potential Assessments

As of December 31, 2008, the Corporation had recorded deferred tax assets related to income tax loss carryforwards, income tax credit carryforwards and capital loss carryforwards totaling $725 million and had established valuation allowances against these deferred tax assets of $305 million, thereby resulting in a net deferred tax asset of $420 million. As of December 31, 2007, the net deferred tax asset was $414 million. These carryforwards are primarily in non-U.S. taxing jurisdictions and in certain states in the U.S. Foreign tax credits earned in the U.S. in current and prior years, which cannot be used currently, also give rise to net deferred tax assets. In determining the valuation allowances to establish against these deferred tax assets, the Corporation considers many factors, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, the Corporation concludes that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2008, in accordance with Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes, Special Areas, U.S. income taxes and foreign withholding taxes have not been provided on approximately $5.6 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination, as appropriate.

The Corporation accrues net liabilities for current income taxes for potential assessments, which at December 31, 2008 and December 31, 2007 were $332 million and $323 million, respectively. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the resolution of these positions, in accordance with the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, Accounting for Income Taxes. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. The Corporation’s U.S. federal income tax returns have been audited through 2005. IRS assessments

PART II

(Continued)

of additional taxes have been paid through 2001. Refund actions are pending with the IRS for the years 1999 through 2005. Management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on the Corporation’s business, financial condition, results of operations or liquidity.

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

Business Outlook

The unfavorable global economic environment continues to adversely affect the Corporation’s business and financial results, making it more challenging to predict results in the near-term. The Corporation believes that weakness in foreign currencies and higher pension expense, resulting from negative returns in global equity markets in 2008, will negatively affect the Corporation’s 2009 results. While commodity costs are anticipated to moderate as compared to 2008, expected weaker currency exchange rates would reduce the potential benefits of lower commodity costs. Based on anticipated economic and competitive conditions, the Corporation expects to generate sufficient improvement in other aspects of its business operations in 2009 to substantially offset the negative effects from the higher pension expense and currency transaction losses. In 2009, the Corporation intends to continue to focus on its marketing and innovation programs. The Corporation also intends to accelerate cost reductions in its operations to improve its competitive position and to continue to focus on its cash flow and financial condition.

Forward-Looking Statements

Certain matters discussed in this Form 10-K or related documents, a portion of which are incorporated herein by reference, concerning, among other things, the business outlook, including new product introductions, cost savings, anticipated benefits related to the strategic cost reduction plan, anticipated financial and operating results, strategies, contingencies and anticipated transactions of the Corporation, constitute forward-looking

PART II

(Continued)

statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management’s expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation’s results will be as estimated.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, the Corporation is exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation. All foreign currency derivative instruments are entered into with major financial institutions. The Corporation’s credit exposure under these arrangements is limited to agreements with a positive fair value at the reporting date. Credit risk with respect to the counterparties is actively monitored but is not considered significant since these transactions are executed with a diversified group of financial institutions.

Presented below is a description of the Corporation’s risks (foreign currency risk and interest rate risk) together with a sensitivity analysis, performed annually, of each of these risks based on selected changes in market rates and prices. These analyses reflect management’s view of changes which are reasonably possible to occur over a one-year period. Also included is a description of the Corporation’s commodity price risk.

Foreign Currency Risk

Foreign currency risk is managed by the systematic use of foreign currency forward and swap contracts for a portion of the Corporation’s exposure. The use of these instruments allows the management of transactional exposures to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure.

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

PART II

(Continued)

As of December 31, 2008, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have resulted in a net pretax loss of approximately $43 million. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2008 rates and the assumed rates. In the view of management, the above hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position, results of operations or cash flows.

The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments (“UTA”) within stockholders’ equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. The results of this sensitivity test are presented in the following paragraph.

As of December 31, 2008, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the Corporation’s foreign currency translation exposures would have reduced stockholders’ equity by approximately $462 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2008 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position because they would not affect the Corporation’s cash flow.

Interest Rate Risk

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2008, the debt portfolio was composed of approximately 20 percent variable-rate debt and 80 percent fixed-rate debt.

Two separate tests are performed to determine whether changes in interest rates would have a significant effect on the Corporation’s financial position or future results of operations. Both tests are based on consolidated debt levels at the time of the test. The first test estimates the effect of interest rate changes on fixed-rate debt. Interest rate changes would result in gains or losses in the market value of fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to fixed-rate debt outstanding at December 31, 2008, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $200 million. The second test estimates the potential effect on future pretax income that would result from increased interest rates applied to the Corporation’s current level of variable-rate debt. With respect to commercial paper and other variable-rate debt, a 10 percent increase in interest rates would not have a material effect on the future results of operations or cash flows.

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

PART II

(Continued)

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

PART II

(Continued)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
	2008	2007	2006
	(Millions of dollars, except per share amounts)
Net Sales	$19,415	$18,266	$16,747
Cost of products sold	13,557	12,562	11,665

Gross Profit	5,858	5,704	5,082
Marketing, research and general expenses	3,291	3,106	2,948
Other (income) and expense, net	20	(18)	32

Operating Profit	2,547	2,616	2,102
Nonoperating expense	—	(67)	(66)
Interest income	46	34	29
Interest expense	(304)	(265)	(220)

Income Before Income Taxes, Equity Interests and Extraordinary Loss	2,289	2,318	1,845
Provision for income taxes	(618)	(537)	(469)

Income Before Equity Interests and Extraordinary Loss	1,671	1,781	1,376
Share of net income of equity companies	166	170	219
Minority owners’ share of subsidiaries’ net income	(139)	(128)	(95)

Income Before Extraordinary Loss	1,698	1,823	1,500
Extraordinary loss, net of income taxes	(8)	—	—

Net Income	$1,690	$1,823	$1,500

Per Share Basis
Basic
Before extraordinary loss	$4.08	$4.13	$3.27
Extraordinary loss	(.02)	—	—

Net income	$4.06	$4.13	$3.27

Diluted
Before extraordinary loss	$4.06	$4.09	$3.25
Extraordinary loss	(.02)	—	—

Net income	$4.04	$4.09	$3.25

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31
	2008	2007
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$364	$473
Accounts receivable, net	2,492	2,561
Inventories	2,493	2,444
Deferred income taxes	131	217
Time deposits	141	271
Other current assets	192	131

Total Current Assets	5,813	6,097
Property, Plant and Equipment, net	7,667	8,094
Investments in Equity Companies	324	390
Goodwill	2,743	2,942
Long-Term Notes Receivable	603	—
Other Assets	939	917

	$18,089	$18,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,083	$1,098
Trade accounts payable	1,422	1,449
Other payables	252	319
Accrued expenses	1,652	1,783
Accrued income taxes	103	56
Dividends payable	240	224

Total Current Liabilities	4,752	4,929
Long-Term Debt	4,882	4,394
Noncurrent Employee Benefits	2,593	1,559
Long-Term Income Taxes Payable	189	288
Deferred Income Taxes	193	370
Other Liabilities	187	187
Minority Owners’ Interests in Subsidiaries	404	484
Redeemable Preferred Securities of Subsidiary	1,011	1,005
Stockholders’ Equity
Preferred stock—no par value—authorized 20.0 million shares, none issued	—	—
Common stock—$1.25 par value—authorized 1.2 billion shares; issued 478.6 million shares at December 31, 2008 and 2007	598	598
Additional paid-in capital	486	483
Common stock held in treasury, at cost—65.0 million and 57.7 million shares at December 31, 2008 and 2007	(4,285)	(3,814)
Accumulated other comprehensive income (loss)	(2,386)	(791)
Retained earnings	9,465	8,748

Total Stockholders’ Equity	3,878	5,224

	$18,089	$18,440

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Unearned Compensation on Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Amount		Shares	Amount
	(Dollars in millions, shares in thousands)
Balance at December 31, 2005	568,597	$711	$325	107,108	$(6,376)	$(13)	$12,581	$(1,669)
Net income	—	—	—	—	—	—	1,500	—	$1,500
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	440	440
Minimum pension liability	—	—	—	—	—	—	—	203	203
Other	—	—	—	—	—	—	—	(11)	(11)

Total comprehensive income									$2,132

Reclassifications upon adoption of SFAS 123(R)	—	—	56	625	(32)	13	—	—
Stock-based awards exercised or vested and other	—	—	(42)	(6,800)	374	—	(2)	—
Income tax benefits on stock-based compensation	—	—	22	—	—	—	—	—
Adjustment to initially apply
SFAS 158, net of tax	—	—	—	—	—	—	—	(395)
Shares repurchased	—	—	—	12,045	(754)	—	—	—
Recognition of stock-based compensation	—	—	67	—	—	—	—	—
Retirement of treasury stock	(90,000)	(113)	—	(90,000)	5,396	—	(5,284)	—
Dividends declared	—	—	—	—	—	—	(899)	—

Balance at December 31, 2006	478,597	598	428	22,978	(1,392)	—	7,896	(1,432)
Net income	—	—	—	—	—	—	1,823	—	$1,823
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	365	365
Employee postretirement benefits, net of tax	—	—	—	—	—	—	—	266	266
Other	—	—	—	—	—	—	—	10	10

Total comprehensive income									$2,464

Stock-based awards exercised or vested and other	—	—	(40)	(6,646)	389	—	(4)	—
Income tax benefits on stock-based compensation	—	—	32	—	—	—	—	—
Shares repurchased	—	—	—	41,344	(2,811)	—	—	—
Recognition of stock-based compensation	—	—	63	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(933)	—
Adoption of FIN 48	—	—	—	—	—	—	(34)	—

Balance at December 31, 2007	478,597	598	483	57,676	(3,814)	—	8,748	(791)
Net income	—	—	—	—	—	—	1,690	—	$1,690
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	—	(900)	(900)
Employee postretirement benefits, net of tax	—	—	—	—	—	—	—	(687)	(687)
Other	—	—	—	—	—	—	—	(8)	(8)

Total comprehensive income									$95

Stock-based awards exercised or vested and other	—	—	(59)	(2,870)	170	—	(7)	—
Income tax benefits on stock-based compensation	—	—	10	—	—	—	—	—
Shares repurchased	—	—	5	10,232	(641)	—	—	—
Recognition of stock-based compensation	—	—	47	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(966)	—

Balance at December 31, 2008	478,597	$598	$486	65,038	$(4,285)	$—	$9,465	$(2,386)

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
	2008	2007	2006
	(Millions of dollars)
Operating Activities
Net Income	$1,690	$1,823	$1,500
Extraordinary loss, net of income taxes	8	—	—
Depreciation and amortization	775	807	933
Stock-based compensation	47	63	67
Deferred income taxes	151	(103)	(208)
Net losses on asset dispositions	51	30	116
Equity companies’ earnings (in excess of) less than dividends paid	(34)	(40)	27
Minority owners’ share of subsidiaries’ net income	139	128	95
(Increase) decrease in operating working capital	(335)	(330)	5
Postretirement benefits	(38)	14	34
Other	62	37	11

Cash Provided by Operations	2,516	2,429	2,580

Investing Activities
Capital spending	(906)	(989)	(972)
Acquisitions of businesses, net of cash acquired	(98)	(16)	(100)
Investments in marketable securities	(9)	(13)	(21)
Proceeds from sales of investments	48	59	46
Net decrease (increase) in time deposits	76	(10)	(35)
Proceeds from dispositions of property	28	97	44
Other	14	(26)	2

Cash Used for Investing	(847)	(898)	(1,036)

Financing Activities
Cash dividends paid	(950)	(933)	(884)
Net (decrease) increase in short-term debt	(436)	43	(391)
Proceeds from issuance of long-term debt	551	2,128	262
Repayments of long-term debt	(274)	(339)	(104)
Cash paid on redeemable preferred securities of subsidiary	(47)	—	—
Proceeds from preferred securities of subsidiary	—	172	—
Proceeds from exercise of stock options	113	349	331
Acquisitions of common stock for the treasury	(653)	(2,813)	(762)
Other	(51)	(34)	(3)

Cash Used for Financing	(1,747)	(1,427)	(1,551)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(31)	8	4

(Decrease) Increase in Cash and Cash Equivalents	(109)	112	(3)
Cash and Cash Equivalents, beginning of year	473	361	364

Cash and Cash Equivalents, end of year	$364	$473	$361

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

Available-for-Sale Securities

Available-for-sale securities are exchange-traded equity funds and are carried at market value. At December 31, 2008, securities of $11 million that are not expected to be liquidated in the next 12 months were classified as other assets. Securities of $18 million at December 31, 2007, with maturity dates of one year or less were included in other current assets. There were no securities with maturities greater than one year at December 31, 2007. The securities are held by the Corporation’s consolidated foreign financing subsidiary described in Note 7. Unrealized holding gains or losses on these securities are recorded in other comprehensive income until realized. No significant gains or losses were recognized in income for any of the three years ended December 31, 2008.

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

Investments in Equity Companies

Investments in companies over which the Corporation has the ability to exercise significant influence and that, in general, are at least 20 percent-owned are stated at cost plus equity in undistributed net income. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging “other than temporary”, the Corporation would consider the length of time and extent to which the fair value of the equity company investment has been less than the carrying amount, the near-term and longer-term operating and financial prospects of the equity company, and its longer-term intent of retaining the investment in the equity company.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Sales revenue for the Corporation and its reportable business segments is recognized at the time of product shipment or delivery, depending on when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Sales are reported net of returns, consumer and trade promotions, rebates and freight allowed. Taxes imposed by governmental authorities on the Corporation’s revenue-producing activities with customers, such as sales taxes and value-added taxes, are excluded from net sales.

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

The income statements and balance sheets of operations in hyperinflationary economies are translated into U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on monetary assets and liabilities is reflected in income. The Corporation presently has no operations in hyperinflationary economies.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging

All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur. The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedged item, if any, is recognized in income. The gain or loss on derivatives designated as hedges of investments in foreign subsidiaries is recognized in other comprehensive income to offset the change in value of the net investments being hedged. Any ineffective portion of net investment hedges is immediately recognized in income. Certain foreign-currency derivative instruments not designated as hedging instruments have been entered into to manage a portion of the Corporation’s foreign currency transactional exposures. The gain or loss on these derivatives is included in income in the period that changes in their fair values occur.

New Accounting Standards

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). See Note 3 to the Consolidated Financial Statements.

Effective December 31, 2008, the Corporation adopted FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The objectives of the disclosure requirements of FIN 46(R)-8 are to provide financial statement users with an understanding of:

•

the significant judgments and assumptions made in determining whether to consolidate a variable interest entity and/or disclose information about the company’s involvement with a variable interest entity,

•	the nature of restrictions on a consolidated variable interest entity’s assets reported in the statement of financial position, including the carrying amounts of such assets,

•	the nature of, and changes in, the risks associated with the company’s involvement with a variable interest entity, and

•	how the company’s involvement with a variable interest entity affects the company’s financial position, financial performance, and cash flows.

These disclosures are contained in Notes 2, 7 and 12 to the Consolidated Financial Statements. The Corporation has no transactions subject to the accounting or disclosure requirements of FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure financial instruments (financial assets and liabilities) at fair value (the “Fair Value Option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the Fair Value Option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings. SFAS 159 was effective as of the beginning of the first fiscal year that began after November 15, 2007. The Corporation has not applied the Fair Value Option to any of its existing financial assets or liabilities.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquirer in a business combination to:

•

recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of the target entity,

•	fair value contingent consideration arrangements at the acquisition date,

•	expense transaction costs as incurred rather than included as part of the fair value of an acquirer’s interest,

•	fair value certain pre-acquisition contingencies, such as environmental or legal issues,

•	limit accrual of the costs for a restructuring plan to pre-acquisition date restructuring obligations, and

•	capitalize the value of acquired research and development as an indefinite-lived intangible asset, subject to impairment accounting, rather than being expensed at the acquisition date.

SFAS 141(R) is effective for business combinations for which the acquisition date occurs during fiscal years beginning on or after December 15, 2008. Adoption is prospective, and early adoption is not permitted. Adoption of SFAS 141(R) is not expected to have a material effect on the Corporation’s financial statements.

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

Except for the reclassification of minority owners’ interests into equity and the inclusion of all of the income of less than 100 percent owned consolidated subsidiaries in net income, adoption of SFAS 160 is not expected to have a material effect on the Corporation’s financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.

SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 only requires additional disclosures, it will not have a financial impact on the Corporation’s financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“FSP”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP specifies that certain share-based payment awards are participating securities, which must be included in the computation of basic and diluted earnings per share under the two-class method prescribed in SFAS No. 128, Earnings per Share. Under the two-class method, earnings per share is computed by allocating net income of an entity between common shareholders and participating securities.

The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The FSP requires that earnings per share presented for periods prior to adoption be recast. Adoption of the FSP is not expected to have a material effect on the Corporation’s financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP requires disclosure about the fair values of plan assets held in an employer’s defined benefit pension or other postretirement plan, including:

•	how investment allocation decisions are made,

•	major categories of plan assets,

•	inputs and valuation techniques used to measure fair value,

•	the effect of fair value measurements using significant unobservable inputs on year-to-year changes in plan assets, and

•	significant concentrations of risk within plan assets.

The FSP is effective for fiscal years ending after December 15, 2009. Since the FSP only requires additional disclosures, it will not have a financial impact on the Corporation’s financial statements.

Note 2.    Monetization Financing Entities

The Corporation has minority voting interests in two financing entities (the “Financing Entities”) used to monetize long-term notes (the “Notes”) received from the sale of certain nonstrategic timberlands and related assets to nonaffiliated buyers. The Notes have an aggregate face value of $617 million and are backed by irrevocable standby letters of credit issued by money center banks. The Notes and certain other assets were transferred to the Financing Entities in 1999 and 2000. A nonaffiliated financial institution (the “Third Party”) has made substantive capital investments in each of the Financing Entities and has majority voting control over them. The Third Party also made monetization loans aggregating $617 million to the Corporation, which were

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumed by the Financing Entities at the time they acquired the Notes. These monetization loans are secured by the Notes. The Corporation also contributed to the Financing Entities intercompany notes receivable aggregating $662 million and intercompany preferred stock of $50 million, which serve as secondary collateral for the monetization loans. The Corporation has provided no noncontractual financial or other support to the financing entities during their existence. Events of default would result in accelerating the repayment by the financing entities of the monetization loans. Events of default include (i) payment default by the financing entities on the monetization loans, (ii) payment default on the Notes by the issuer, (iii) events of default under the intercompany notes receivable and preferred stock contributed by Corporation as secondary collateral, including the Corporation’s credit rating of A being downgraded below BBB- or Baa3, and (iv) failure to maintain in place irrevocable standby letters of credit issued by banks which are rated AA- or above by Standard & Poor’s or Aa3 or above by Moody’s.

In 2003 upon adoption of FIN 46(R), Consolidation of Variable Interest Entities, (“FIN 46(R)”), the Corporation determined that the Third Party was the primary beneficiary of the Financing Entities as a result of the interest rate variability allocated to it in accordance with FIN 46(R).

On June 30, 2008, the maturity dates of the lending arrangements with the Third Party were extended. FSP 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R), (“FSP 46(R)”), which was issued in 2006, requires that certain interest rate variability no longer be considered in determining the primary beneficiary of variable interest entities. The exclusion of interest rate variability resulted in the Corporation absorbing the majority of the variability created in the financing entities arising from the credit default risk on the monetization loans and the standby letters of credit. As required by FIN 46(R) in connection with the extensions, the Corporation reconsidered the primary beneficiary determination and concluded, after excluding the interest rate variability as required by FSP 46(R), that it was now the primary beneficiary. Because the Corporation became the primary beneficiary of the Financing Entities on June 30, 2008, it began consolidating them. In accordance with FIN 46(R), the assets and liabilities of the Financing Entities were recorded at fair value as of June 30, 2008. Because the fair value of the monetization loans exceeded the fair value of the Notes, the Corporation recorded an extraordinary charge of $12 million ($8 million after tax) on its Consolidated Income Statement for the period ended June 30, 2008, as required by FIN 46(R). In accordance with FIN 46(R), prior period financial statements have not been adjusted to reflect the consolidation of the Financing Entities.

Notes totaling $603 million are included in long-term notes receivable and the monetization loans totaling $614 million are included in debt payable within one year on the Corporation’s Consolidated Balance Sheet. Interest income on the Notes of $14 million and interest expense of $15 million on the monetization loans have been reported on the Corporation’s 2008 Consolidated Income Statement. The Notes and monetization loans are being adjusted from their June 30, 2008 fair values to their face values through their respective maturity dates with the adjustment included in the above interest income and interest expense, respectively.

The Notes held by the Financing Entities have an aggregate fair value of $560 million and the monetization loans have an aggregate fair value of $610 million at December 31, 2008. These financial assets and liabilities are not traded in active markets. Accordingly, their fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: current LIBOR rate, fair value credit spread, stated spread, maturity date and interest payment dates. Because the Notes are backed by the irrevocable letters of credit the Corporation does not consider any unrealized losses on the Notes to be other than temporary at December 31, 2008.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Fair Value Information

Fair Value Measurements

Effective January 1, 2008, the Corporation adopted SFAS No. 157 for its financial assets and liabilities, as required. In February 2008, the FASB issued FASB Staff Position No. 157-2 which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels in the hierarchy used to measure fair value are:

Level 1—Unadjusted quoted prices in active markets accessible at the reporting date for identical assets and liabilities.

Level 2—Quoted prices for similar assets or liabilities in active markets. Quoted prices for identical or similar assets and liabilities in markets that are not considered active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3—Prices or valuations that require inputs that are significant to the valuation and are unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Set forth below are the financial assets and liabilities measured at fair value as of December 31, 2008, together with the inputs used to develop those fair value measurements. The Corporation has no financial assets or liabilities for which fair value was measured on a recurring basis using Level 3 inputs.

	December 31	Fair Value Measurements
		Level 1	Level 2
	(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$39	$—	$39
Available-for-sale securities	11	11	—
Derivatives	117	—	117

Total	$167	$11	$156

Liabilities
Derivatives	$51	$—	$51

The COLI policies are a source of funding primarily for the Corporation’s nonqualified employee benefits and are included in other assets. Available-for-sale securities are included in other assets. The derivative assets and liabilities are included in other current assets, other assets, accrued expenses and other liabilities, as appropriate.

Level 1 Fair Values—The fair values of available-for-sale securities are based on quoted market prices in active markets for identical assets.

Level 2 Fair Values—The fair value of the COLI policies is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and the interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Disclosures

As of December 31, 2008, the Consolidated Balance Sheet contains the following financial instruments, for which disclosure of fair value is required pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

	Carrying Amount	Estimated Fair Value	For Further Information See:
	(Millions of dollars)
Assets
Cash and cash equivalents(a)	$364	$364	—
Time deposits(b)	141	141	—
Long-term notes receivable	603	560	Note 2

Liabilities and Redeemable Preferred Securities of Subsidiary
Short-term debt(c)	406	406	Note 6
Monetization loans—current	614	610	Notes 2 & 6
Long-term debt(d)	4,945	5,250	Note 6
Redeemable preferred securities of subsidiary	1,011	1,015	Note 7

(a)	Cash equivalents are comprised of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of 90 days or less, all of which are recorded at cost, which approximates fair value.

(b)	Time deposits are comprised of deposits with original maturities of more than 90 days but less than one year, all of which are recorded at cost, which approximates fair value.

(c)	Short-term debt is comprised of U.S. commercial paper with original maturities up to 90 days and other similar short-term debt issued by non-U.S. subsidiaries, all of which is recorded at cost, which approximates fair value.

(d)	Includes the current portion ($63 million) of these debt instruments.

Note 4.    Strategic Cost Reduction Plan

In July 2005, the Corporation authorized a multi-year plan to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe.

The strategic cost reductions commenced in the third quarter of 2005 and were completed by December 31, 2008. The strategic cost reductions resulted in cumulative charges of $880 million before tax or $610 million after tax.

Since the inception of the strategic cost reductions, a net workforce reduction of 5,800 has occurred. As of December 31, 2008, charges have been recorded related to the cost reduction initiatives for 23 facilities, including 3 facilities which have been closed and are being marketed for sale.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pretax charges were incurred in connection with the strategic cost reductions:

	Year Ended December 31
	2008	2007	2006	2005	Total
	(Millions of dollars)
Noncash charges	$16	$60	$265	$180	$521
Charges for workforce reductions	14	9	162	36	221
Other cash charges	25	30	44	11	110
Charges for special pension and other benefits	5	8	13	2	28

Total pretax charges	$60	$107	$484	$229	$880

The following table summarizes the noncash charges:

	Year Ended December 31
	2008	2007	2006	2005	Total
	(Millions of dollars)
Incremental depreciation and amortization	$14	$66	$208	$80	$368
Asset impairments	—	—	3	67	70
Asset write-offs	13	9	52	33	107
Net (gain) loss on asset dispositions	(11)	(15)	2	—	(24)

Total noncash charges	$16	$60	$265	$180	$521

The following summarizes the cash charges recorded and reconciles such charges to accrued expenses at December 31:

	2008	2007	2006
	(Millions of dollars)
Accrued expenses—beginning of year	$54	$111	$28
Charges for workforce reductions	14	9	162
Other cash charges	25	30	44
Cash payments	(75)	(104)	(128)
Currency	(2)	8	5

Accrued expenses—end of year	$16	$54	$111

Termination benefits related to workforce reductions were accrued in accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits, as appropriate. Retention bonuses related to workforce reductions were accrued in accordance with SFAS 146. The majority of the termination benefits and retention bonuses were paid within 12 months of accrual. The termination benefits were provided under: a special-benefit arrangement for affected employees in the U.S.; standard benefit practices in the United Kingdom (“U.K.”); applicable union agreements; or local statutory requirements, as appropriate. Incremental depreciation and amortization expenses were based on changes in useful lives and estimated residual values of assets that continued to be used, but were removed from service before the end of their originally assumed service period. Asset impairment charges have been recorded in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to reduce the carrying amount of long-lived

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets that will be sold or disposed of to their estimated fair values. Charges for asset write-offs reduced the carrying amount of long-lived assets to their estimated salvage value in connection with the decision to dispose of such assets.

Costs of the initiatives have not been recorded at the business segment level, as the strategic cost reductions are corporate decisions. These charges are included in the following income statement captions:

	Year Ended December 31
	2008	2007	2006	2005	Total
	(Millions of dollars)
Cost of products sold	$43	$89	$342	$202	$676
Marketing, research and general expenses	29	32	134	27	222
Other (income) and expense, net	(12)	(14)	8	—	(18)

Pretax charges	60	107	484	229	880
Provision for income taxes	(24)	(46)	(138)	(61)	(269)
Minority owners’ share of subsidiaries’ net income	—	—	(1)	—	(1)

Total after-tax charges	$36	$61	$345	$168	$610

See Note 18 for additional information on the strategic cost reductions by business segment.

Actual pretax charges for the strategic cost reductions relate to activities in the following geographic areas for the years ended December 31:

	2008
	North America	Europe	Other	Total
	(Millions of dollars)
Incremental depreciation and amortization	$8	$6	$—	$14
Asset write-offs	10	3	—	13
Charges for workforce reductions and special pension and other benefits	11	8	—	19
Loss (gain) on asset disposal and other charges	19	6	(11)	14

Total charges	$48	$23	$(11)	$60

	2007
	North America	Europe	Other	Total
	(Millions of dollars)
Incremental depreciation and amortization	$40	$25	$1	$66
Asset write-offs	6	3	—	9
Charges (credits) for workforce reductions and special pension and other benefits	19	(8)	6	17
Loss (gain) on asset disposal and other charges	19	(4)	—	15

Total charges	$84	$16	$7	$107

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006
	North America	Europe	Other	Total
	(Millions of dollars)
Incremental depreciation and amortization	$124	$60	$24	$208
Asset impairments	—	3	—	3
Asset write-offs	29	21	2	52
Charges for workforce reductions and special pension and other benefits	57	107	11	175
Loss on asset disposal and other charges	30	15	1	46

Total charges	$240	$206	$38	$484

	2005
	North America	Europe	Other	Total
	(Millions of dollars)
Incremental depreciation and amortization	$52	$21	$7	$80
Asset impairments	—	67	—	67
Asset write-offs	5	17	11	33
Charges for workforce reductions and special pension and other benefits	18	7	13	38
Loss on asset disposal and other charges	10	1	—	11

Total charges	$85	$113	$31	$229

Note 5.    Acquisitions and Intangible Assets

Acquisitions

During the first quarter of 2008, the Corporation acquired a personal care business in Trinidad and Tobago. During the second quarter of 2008, the Corporation acquired the remaining 50 percent interest in its South African subsidiary, Kimberly-Clark of South Africa (Pty.) Limited. During third quarter 2008, the Corporation acquired the remaining 40 percent interest in its Chilean subsidiary, Kimberly-Clark Chile, S.A. The cost of these acquisitions totaled approximately $98 million. As of December 31, 2008, the preliminary allocation of the purchase price resulted in approximately $47 million being recorded in goodwill. The Corporation expects to complete the allocation of purchase price in 2009.

During the first quarter of 2007, the Corporation acquired the remaining 50 percent interest in its Indonesian subsidiary, P.T. Kimberly-Lever Indonesia for $16 million. The allocation of the purchase price to the fair value of assets and liabilities acquired was completed in 2007 and resulted in recognition of goodwill of $12 million.

These acquisitions are consistent with the Corporation’s strategy of investing for growth in rapidly growing countries, and are expected to better position the Corporation to leverage its scale and capabilities in customer development and product supply to drive growth and profitability across its businesses.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The changes in the carrying amount of goodwill by business segment are as follows:

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Total
	(Millions of dollars)
Balance at December 31, 2006	$652	$651	$309	$1,249	$2,861
Acquisitions	8	2	2	—	12
Currency and other	49	(3)	19	4	69

Balance at December 31, 2007	709	650	330	1,253	2,942
Acquisitions	35	8	4	—	47
Currency and other	(131)	(81)	(27)	(7)	(246)

Balance at December 31, 2008	$613	$577	$307	$1,246	$2,743

Other Intangible Assets

Intangible assets subject to amortization are included in other assets and consist of the following at December 31:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions of dollars)
Trademarks	$219	$126	$222	$122
Patents	52	41	54	39
Other	36	19	32	15

Total	$307	$186	$308	$176

Amortization expense for intangible assets was approximately $12 million in 2008, $14 million in 2007 and $39 million in 2006. Amortization expense is estimated to be approximately $10 million in 2009, $8 million in 2010, and $7 million in 2011, 2012 and 2013.

Note 6.    Debt

Long-term debt is comprised of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2008	2007
	(Millions of dollars)
Notes and debentures	5.84%	2010 – 2038	$4,514	$3,959
Dealer remarketable securities	—	–	—	200
Industrial development revenue bonds	1.50%	2015 – 2037	280	280
Bank loans and other financings in various currencies	5.01%	2009 – 2031	765	196

Total long-term debt			5,559	4,635
Less current portion			677	241

Long-term portion			$4,882	$4,394

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of total long-term debt at December 31, 2008 and 2007 was approximately $5.9 billion and $4.8 billion, respectively. Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

Scheduled maturities of long-term debt for the next five years are $677 million in 2009, $496 million in 2010, $16 million in 2011, $409 million in 2012 and $505 million in 2013.

During the fourth quarter of 2008, the Corporation issued $500 million 7.5% Notes due November 1, 2018. The Corporation used the net proceeds to reduce borrowings under its commercial paper program.

During the third quarter of 2007, the Corporation issued $450 million Floating Rate Notes due July 30, 2010; $950 million 6.125% Notes due August 1, 2017; and $700 million 6.625% Notes due August 1, 2037. The Corporation used the net proceeds from the issuance of these notes primarily to fund the accelerated share repurchase agreement (the “ASR Agreement”) discussed in Note 10. The balance of the net proceeds was used by the Corporation to repay a portion of the long-term debt that matured on August 1, 2007.

During the fourth quarter of 2006, the Corporation issued $200 million of dealer remarketable securities that have a final maturity in 2016 (the “securities”). Proceeds from the issuance of the securities in 2006 were used for general corporate purposes and for the reduction of existing short-term indebtedness. Under the terms of the securities, which pay interest at a rate of 4.17 percent plus a market-based credit spread, the remarketing dealer (the “dealer”) has the option to remarket the securities each year through final maturity. At the election of the dealer, the securities were remarketed to third party investors in 2007. The securities were classified as debt payable within one year because, by their terms, they must be remarketed each year to investors or be redeemed by the Corporation.

In the fourth quarter of 2008, the dealer exercised its option to remarket the securities for another year. Because of volatility in the credit markets and the unfavorable costs of having the securities remarketed to third party investors at that time, at the Corporation’s request, the dealer remarketed the securities to a wholly-owned subsidiary of the Corporation, which intends to hold them until the next remarketing date in the fourth quarter of 2009. The subsidiary issued commercial paper to fund the investment in these securities. The investment in these securities by the subsidiary and the Corporation’s debt obligation for these securities are eliminated in consolidation.

At December 31, 2008, the fair value of the dealer’s option to remarket the securities each year through 2016 is estimated to be $23 million. The Corporation would be obligated to pay the dealer the fair value of its option in the event the securities are not remarketed for any reason other than the dealer’s election not to remarket or the failure of the dealer to successfully remarket the securities if the conditions to a remarketing are satisfied. Management does not expect this contingency to materialize.

At December 31, 2008, the Corporation had a $1.33 billion revolving credit facility that is scheduled to expire in September 2012. This facility contains a feature that would allow for increasing it to $1.77 billion. The Corporation maintains the revolving credit facility to manage liquidity needs in the event its access to the commercial paper markets is constrained for any reason. The Corporation did not experience any difficulty in issuing commercial paper in 2008 despite the current constrained credit environment in the United States. The Corporation did not borrow any amounts under the revolving credit facility in 2008.

As a result of the consolidation of the Financing Entities discussed in Note 2 to the Consolidated Financial Statements, the Corporation recorded monetization loans, which at December 31, 2008 have a carrying amount of $614 million and an estimated fair value of $610 million. The loans mature during the third quarter of 2009, and bear interest at 3-month LIBOR plus 75 basis points, which is payable quarterly.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt payable within one year is as follows:

	December 31
	2008	2007
	(Millions of dollars)
Commercial paper	$218	$644
Other short-term debt	188	213

Total short-term debt	406	857
Current portion of long-term debt—monetization loans	614	—
Current portion of other long-term debt	63	241

Total	$1,083	$1,098

At December 31, 2008 and 2007, the weighted-average interest rate for commercial paper was 0.5 percent and 4.5 percent, respectively.

Note 7.    Redeemable Preferred Securities of Subsidiary

In February 2001, the Corporation and a non-affiliated third party entity (the “Third Party”) formed a Luxembourg-based financing subsidiary, which is a variable interest entity. Since its inception, the Corporation has been the primary beneficiary of the entity and has consolidated the subsidiary in the accompanying Consolidated Financial Statements.

In December 2007, the contractual arrangements among the Corporation, the Third Party and the subsidiary were restructured. In conjunction with the restructuring, the Third Party invested an additional $172 million in the subsidiary. Following the restructuring, the Third Party has investments in two classes of voting-preferred securities issued by the subsidiary (the “Preferred Securities”). The two classes of Preferred Securities, Class A-1 and Class A-2, have a par value of $500 million each for an aggregate of $1 billion. The Preferred Securities represent 98 percent of the voting power of the subsidiary. The Class A-1 and Class A-2 Preferred Securities accrue a fixed annual rate of return of 5.074 percent and 5.417 percent, respectively, which is paid on a quarterly basis. Prior to the restructuring, the annual rate of return on preferred securities of the subsidiary held by the Third Party accrued but was not currently payable. The Class A-1 Preferred Securities are redeemable by the subsidiary in December 2011 and on each seven-year anniversary thereafter, at par value plus any accrued but unpaid return. The Class A-2 Preferred Securities are redeemable in December 2014 and on each seven-year anniversary thereafter, at par value plus any accrued but unpaid return. The Corporation has made no noncontractual financial or other support to the subsidiary during its existence.

The subsidiary also has issued voting-preferred and common securities to the Corporation for total cash proceeds of $500 million. These securities are entitled to a combined two percent vote, and the common securities are entitled to all of the residual equity after satisfaction of the preferred interests.

Approximately 98 percent of the total cash contributed to the entity has been loaned to the Corporation. These long-term loans bear fixed annual interest rates. The funds remaining in the financing subsidiary are invested in equity-based exchange-traded funds. In December 2007, in connection with the restructuring, the Corporation performed a new primary beneficiary analysis of the variable interest entity pursuant to the requirements of FIN 46(R). Under the structure of the entity, all variability arising from the investments in the equity-based exchange-traded funds is absorbed by the Corporation. The Corporation’s credit default risk on its borrowings from the subsidiary is absorbed by the third party. Because the Corporation absorbs the majority of the variability created in the subsidiary, the Corporation is the primary beneficiary of the subsidiary and,

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordingly, consolidates the subsidiary in the accompanying Consolidated Financial Statements. The preferred and common securities of the subsidiary held by the Corporation and the intercompany loans have been eliminated in consolidation. The return on the Preferred Securities is included in minority owners’ share of subsidiaries’ net income in the Corporation’s Consolidated Income Statement. The increase in the balance of the redeemable preferred securities in 2007 is due to the additional Third Party investment mentioned above and the accrued 2007 return on the Third Party investment that was not paid in 2007. The Preferred Securities, which have a carrying amount of $1,011 million and an estimated fair value of $1,015 million at December 31, 2008, are shown as redeemable preferred securities of subsidiary on the Consolidated Balance Sheet.

The Redeemable Preferred Securities are not traded in active markets. Accordingly, their fair values were calculated using a pricing model that compares the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model uses the following inputs to calculate fair values: current benchmark rate, fair value spread, stated spread, maturity date and interest payment dates.

Neither the Third Party nor creditors of the subsidiary have recourse to the general credit of the Corporation. If the Corporation’s credit rating of A is downgraded below BBB- or Baa3, or if the Third Party elects to have its preferred securities redeemed on the specified redemption dates, then the loans to the Corporation would become payable to the financing subsidiary to the extent necessary to enable the financing subsidiary to pay the redemption value.

Note 8.    Stock-Based Compensation

The Corporation has a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan (the “Plans”), under which it can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2008, the number of shares of common stock available for grants under the Plans aggregated 17.6 million shares.

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

Restricted shares, time-based restricted share units and performance-based restricted share units granted to employees are valued at the closing market price of the Corporation’s common stock on the grant date and generally vest over three to five years. The number of performance-based share units that ultimately vest ranges from zero to 150 percent of the number granted, based on performance tied to return on invested capital (“ROIC”) and net sales during the three-year performance period. ROIC and net sales targets are set at the beginning of the performance period. Restricted share units granted to outside directors are valued at the closing market price of the Corporation’s common stock on the grant date and vest when they are granted. The restricted period begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service on the Corporation’s Board.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation costs of $47 million, $63 million and $67 million and related deferred income tax benefits of approximately $15 million, $20 million and $24 million were recognized for 2008, 2007 and 2006, respectively.

The fair value of stock option awards was determined using a Black-Scholes-Merton option-pricing model utilizing a range of assumptions related to dividend yield, volatility, risk-free interest rate, and employee exercise behavior. Dividend yield is based on historical experience and expected future dividend actions. Expected volatility is based on a blend of historical volatility and implied volatility from traded options on the Corporation’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Corporation estimates forfeitures based on historical data.

The weighted-average fair value of the options granted in 2008, 2007 and 2006 was estimated at $6.22, $11.21 and $10.10, respectively, per option on the date of grant based on the following assumptions:

	2008	2007	2006
Dividend yield	4.10%	3.20%	3.50%
Volatility	14.90%	15.19%	17.84%
Risk-free interest rate	3.19%	4.62%	5.04%
Expected life—years	6.4	6.4	6.0

As of December 31, 2008, the total remaining unrecognized compensation costs and amortization period are as follows:

	Millions of dollars	Weighted- Average Service Years
Nonvested stock options	$28	0.8
Restricted shares and time-based restricted share units	$22	1.1
Nonvested performance-based restricted share units	$7	1.0

SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”), requires the cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. Excess tax benefits aggregating $8 million, $22 million and $26 million were classified as Other cash inflows under Financing Activities for the years ended December 31, 2008, 2007 and 2006, respectively.

The Corporation elected, for all stock option awards granted on or after January 1, 2006, to recognize compensation cost on a straight-line basis over the requisite service period for the entire award as permitted by SFAS 123(R). For options granted prior to adoption of SFAS 123(R), which were unvested at December 31, 2005, compensation cost is recognized on an accelerated method as required by SFAS No. 123, Accounting for Stock-Based Compensation.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock-based compensation under the Plans as of December 31, 2008 and the activity during the year then ended is presented below:

Stock Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Millions of dollars)
Outstanding at January 1, 2008	27,079	$60.98
Granted	3,163	63.98
Exercised	(2,019)	54.85
Forfeited or expired	(1,309)	67.20

Outstanding at December 31, 2008	26,914	61.49	5.2	$23

Exercisable at December 31, 2008	19,783	60.02	4.1	$23

The following summarizes the effect of the exercises of stock options for each year presented:

	2008	2007	2006
	(Millions of dollars)
Cash received	$113	$349	$331
Income tax benefit received	11	30	22
Intrinsic value	18	86	86

	Restricted Shares		Time-Based Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	348	$50.30	1,192	$62.47	608	$64.05
Granted	—	—	181	61.99	891	63.74
Vested	(250)	44.54	(318)	57.48	(277)	61.70
Forfeited	(8)	58.89	(38)	62.39	(39)	63.82

Nonvested at December 31, 2008	90	64.21	1,017	63.90	1,183	64.37

The total fair value of restricted shares and restricted share units that became vested during 2008, 2007 and 2006 was $56 million, $30 million and $16 million, respectively.

Note 9.    Employee Postretirement Benefits

Pension Plans

Substantially all regular employees in North America and the U.K. are covered by defined benefit pension plans (the “Principal Plans”) and/or defined contribution retirement plans. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for the qualified defined benefit plans in North America and the defined benefit plans in the

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.K. is to contribute assets at least equal in amount to regulatory minimum requirements. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded. Funding for the remaining defined benefit plans outside the U.S. is based on legal requirements, tax considerations, investment opportunities, and customary business practices in these countries.

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

In the U.S., health care benefit costs are capped and indexed by 3 percent annually for certain employees retiring on or before April 1, 2004. The Corporation’s future cost for retiree health care benefits is limited to a defined fixed cost based on the years of service for certain employees retiring after April 1, 2004. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 7.5 percent in 2009, 6.5 percent in 2010 and to decline to 5.2 percent in 2012 and thereafter.

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2008	2007	2008	2007
	(Millions of dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,459	$5,688	$858	$867
Service cost	73	81	15	15
Interest cost	324	315	49	50
Actuarial (gain) loss	(144)	(339)	(58)	(16)
Currency and other	(391)	66	4	19
Benefit payments from plans	(339)	(337)	—	—
Direct benefit payments	(14)	(15)	(73)	(77)

Benefit obligation at end of year	4,968	5,459	795	858

Change in Plan Assets
Fair value of plan assets at beginning of year	4,706	4,605	—	—
Actual (loss) gain on plan assets	(1,090)	294	—	—
Employer contributions	129	98	—	—
Currency and other	(305)	46	—	—
Benefit payments	(339)	(337)	—	—

Fair value of plan assets at end of year	3,101	4,706	—	—

Funded Status	$(1,867)	$(753)	$(795)	$(858)

Amounts Recognized in the Balance Sheet
Noncurrent asset—Prepaid benefit cost	$3	$20	$—	$—
Current liability—Accrued benefit cost	(9)	(8)	(70)	(76)
Noncurrent liability—Accrued benefit cost	(1,861)	(765)	(725)	(782)

Net amount recognized	$(1,867)	$(753)	$(795)	$(858)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation uses December 31 as the measurement date for all of its postretirement plans.

Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2008	2007	2008	2007	2008	2007
	(Millions of dollars)
Projected benefit obligation (“PBO”)	$4,568	$5,025	$400	$434	$4,968	$5,459
ABO	4,308	4,738	348	380	4,656	5,118
Fair value of plan assets	2,817	4,359	284	347	3,101	4,706

Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2008	2007
	(Millions of dollars)
PBO	$4,877	$5,055
ABO	4,599	4,765
Fair value of plan assets	3,013	4,304

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2008	2007	2006	2008	2007	2006
	(Millions of dollars)
Service cost	$73	$81	$87	$15	$15	$16
Interest cost	324	315	298	49	50	48
Expected return on plan assets(a)	(370)	(372)	(337)	—	—	—
Amortization of prior service cost and transition amount	6	7	8	2	2	2
Recognized net actuarial loss	56	77	101	1	5	4
Other	8	12	10	(1)	—	3

Net periodic benefit cost	$97	$120	$167	$66	$72	$73

(a)	The expected return on plan assets is determined by multiplying the fair value of plan assets at the prior year-end (adjusted for estimated current year cash benefit payments and contributions) by the expected long-term rate of return.

Weighted-Average Assumptions used to determine Net Cost for years ended December 31

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.14%	5.64%	5.47%	6.24%	5.84%	5.68%
Expected long-term return on plan assets	8.23%	8.27%	8.28%	—	—	—
Rate of compensation increase	3.99%	3.90%	3.68%	—	—	—

Weighted-Average Assumptions used to determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.40%	6.14%	6.50%	6.24%
Rate of compensation increase	3.94%	3.99%	—	—

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Long-Term Rate of Return and Investment Strategies for the Principal Plans

The expected long-term rate of return is evaluated on an annual basis. In setting this assumption, the Corporation considers a number of factors including projected future returns by asset class, current asset allocation and historical long-term market performance. As part of the factors related to historical market performance, the Corporation considered the range of compounded annual returns for 15 rolling 15-year and 20-year periods through 2008 relative to each plan’s current asset allocation.

The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 8.48 percent in 2008 compared with 8.50 percent in 2007 and will be 8.47 percent in 2009. The expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 70 percent with equity managers, with expected long-term rates of return ranging from 9 to 10 percent, and about 30 percent with fixed income managers, with an expected long-term rate of return ranging from 6 to 7 percent. Actual asset allocation is regularly reviewed and it is periodically rebalanced to the targeted allocation when considered appropriate. Long-term rate of return assumptions continue to be evaluated at least annually and are adjusted as necessary.

Plan Assets

The Corporation’s pension plan asset allocations for its Principal Plans are as follows:

Asset Category	Target Allocation 2009	Percentage of Plan Assets at December 31
		2008	2007
Equity securities	71%	68%	69%
Debt securities	29	32	31

Total	100%	100%	100%

The plan assets did not include a significant amount of the Corporation’s common stock.

Cash Flows

The Corporation currently expects to contribute about $530 million to its pension plans in 2009.

Estimated Future Benefit Payments

Over the next ten years, the Corporation expects to make the following gross benefit payments and receive related Medicare Part D reimbursements:

	Pension Benefits	Other Benefits	Medicare Part D Reimbursements
	(Millions of dollars)
2009	$330	$85	$(4)
2010	332	85	(4)
2011	332	85	(4)
2012	337	83	(4)
2013	345	84	(4)
2014 – 2018	1,900	469	(24)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2008 data:

	One-Percentage-Point
	Increase	Decrease
	(Millions of dollars)
Effect on total of service and interest cost components	$3	$2
Effect on postretirement benefit obligation	30	28

Defined Contribution Retirement Plans

Contributions to defined contribution retirement plans are primarily based on the age and compensation of covered employees. The Corporation’s contributions, all of which were charged to expense, were $61 million, $56 million, and $55 million in 2008, 2007 and 2006, respectively.

Investment Plans

Voluntary contribution investment plans are provided to substantially all North American and most European employees. Under the plans, the Corporation matches a portion of employee contributions. Costs charged to expense under the plans were $33 million, $31 million and $30 million in 2008, 2007 and 2006, respectively.

Note 10.    Stockholders’ Equity

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

On March 10, 2008, Bank of America notified the Corporation of its election to exercise the option for early settlement of the ASR Agreement. As a result of this settlement, Bank of America paid the Corporation approximately $5 million, which reduced the overall cost to acquire the shares.

At December 31, 2008, unremitted net income of equity companies included in consolidated retained earnings was about $882 million.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss) are as follows:

	Year Ended December 31
	2008			2007			2006
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
	(Millions of dollars)
Unrealized translation	$(900)	$—	$(900)	$365	$—	$365	$440	$—	$440
Minimum pension liability	n/a	n/a	n/a	n/a	n/a	n/a	331	(128)	203
Unrecognized net actuarial loss and transition amount:
Pension benefits	(1,141)	429	(712)	325	(107)	218	n/a	n/a	n/a
Other postretirement benefits	61	(46)	15	20	20	40	n/a	n/a	n/a
Unrecognized prior service cost:
Pension benefits	12	(3)	9	11	(4)	7	n/a	n/a	n/a
Other postretirement benefits	2	(1)	1	2	(1)	1	n/a	n/a	n/a
Deferred (losses) gains on cash flow hedges	6	(8)	(2)	6	4	10	(16)	5	(11)
Unrealized holding gains (losses) on securities	(7)	1	(6)	—	—	—	—	—	—

Other comprehensive income (loss)	$(1,967)	$372	$(1,595)	$729	$(88)	$641	$755	$(123)	$632

Adoption of SFAS 158(a)	n/a	n/a	n/a	n/a	n/a	n/a	(618)	223	(395)

Change in accumulated other comprehensive income (loss)	$(1,967)	$372	$(1,595)	$729	$(88)	$641	$137	$100	$237

n/a – not applicable

(a)	Set forth below is detailed information concerning the adoption of SFAS 158:

	Year Ended December 31, 2006
	Pretax Amount	Tax Effect	Net Amount
	(Millions of dollars)
Reversal of minimum pension liability	$1,055	$(370)	$685
Unrecognized net actuarial loss and transition amount:
Pension benefits	(1,446)	508	(938)
Other postretirement benefits	(149)	56	(93)
Unrecognized prior service cost:
Pension benefits	(53)	19	(34)
Other postretirement benefits	(25)	10	(15)

Adoption of SFAS 158	$(618)	$223	$(395)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective December 31, 2006, the Corporation adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 required the Corporation to record a transition adjustment to recognize the funded status of postretirement defined benefit plans—measured as the difference between the fair value of plan assets and the benefit obligations—in its balance sheet after adjusting for derecognition of the Corporation’s minimum pension liability as of December 31, 2006.

The detailed statement of other comprehensive income (loss) for 2008 is presented below:

	Year Ended December 31, 2008
	Pretax Amount	Tax Effect	Net Amount
	(Millions of dollars)
Unrealized translation	$(900)	$—	$(900)

Defined benefit pension plans:
Unrecognized net actuarial loss and transition amount
Funded status recognition	(1,292)	478	(814)
Amortization included in net periodic benefit cost	56	(19)	37
Currency and other	95	(30)	65

	(1,141)	429	(712)

Unrecognized prior service cost
Funded status recognition	3	—	3
Amortization included in net periodic benefit cost	6	(3)	3
Currency and other	3	—	3

	12	(3)	9

	(1,129)	426	(703)

Other postretirement defined benefit plans:
Unrecognized net actuarial loss and transition amount
Funded status recognition	58	(26)	32
Amortization included in net periodic benefit cost	1	(1)	—
Currency and other	2	(19)	(17)

	61	(46)	15

Unrecognized prior service cost
Amortization included in net periodic benefit cost	2	(1)	1

	63	(47)	16

Cash flow hedges and other:
Recognition of effective portion of hedges	6	(7)	(1)
Amortization included in net income	1	1	2
Currency and other	(8)	(1)	(9)

	(1)	(7)	(8)

Other comprehensive income (loss)	$(1,967)	$372	$(1,595)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated balances of other comprehensive income (loss), net of applicable income taxes are as follows:

	December 31
	2008	2007
	(Millions of dollars)
Unrealized translation	$(893)	$7
Unrecognized net actuarial loss and transition amount	(1,470)	(773)
Unrecognized prior service cost	(31)	(41)
Deferred gains on cash flow hedges	14	16
Unrealized holding losses on securities	(6)	—

Accumulated other comprehensive income (loss)	$(2,386)	$(791)

Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in accumulated other comprehensive income. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in accumulated other comprehensive income rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from accumulated other comprehensive income and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation is primarily due to a strengthening of the U.S. dollar versus the Australian dollar, South Korean won, British pound and Brazilian real.

Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

Approximately $170 million and $8 million of unrecognized net actuarial loss and unrecognized prior service cost, respectively, is expected to be recognized as a component of net periodic benefit cost in 2009.

Note 11.    Risk Management

As a multinational enterprise, the Corporation is exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. The Corporation employs a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. The Corporation’s policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. The Corporation’s policies prohibit the use of any leveraged derivative instrument. Foreign currency derivative instruments, interest rate swaps and natural gas hedging contracts are entered into with major financial institutions. The Corporation’s credit exposure under these arrangements is limited to those agreements with a positive fair value at the reporting date. Credit risk with respect to the counterparties is actively monitored but is not considered significant since these transactions are executed with a diversified group of financial institutions.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a summary of the fair values of the Corporation’s derivative instruments classified by the risks they are used to manage as of December 31, 2008.

	Assets		Liabilities
	2008	2007	2008	2007
	(Millions of dollars)
Foreign currency exchange risk	$114	$21	$32	$23
Interest rate risk	3	16	—	—
Commodity price risk	—	—	19	1

Total	$117	$37	$51	$24

Foreign Currency Exchange Risk Management

Foreign currency exchange risk is managed by the systematic use of foreign currency forward and swap contracts for a portion of the Corporation’s exposures. The use of these instruments allows the management of transactional exposures to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure.

Foreign Currency Translation Risk Management

Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. There are no net investment hedges in place at December 31, 2008. The risk to any particular entity’s net assets is minimized to the extent that the entity is financed with local currency borrowing.

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

The Corporation uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months. These readily marketable swap contracts are recorded in the Corporation’s Consolidated Balance Sheet at fair value. On the date the derivative contract is entered into, the Corporation formally documents and designates the swap contract as a cash flow hedge, including how the effectiveness of the hedge will be measured. This process links the swap contract to specific forecasted transactions. Changes in their fair values are recorded in other comprehensive income, net of related income taxes, and recognized in income at the time the cost of the natural gas is recognized in income.

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Fair Value Hedges

The Corporation’s fair value hedges offset the effect of the hedged items in 2008, 2007 and 2006, resulting in no effect on income.

Cash Flow Hedges

The effective portion of the gain or loss on the derivative instruments designated as cash flow hedges is initially recorded in other comprehensive income and is subsequently recognized in income when the hedged exposure affects income. The Corporation’s cash flow hedges resulted in no significant ineffectiveness in 2008, 2007 and 2006 and consequently resulted in no significant effect on income. During the same period in which the hedged forecasted transactions affected earnings, the Corporation reclassified $2 million, $18 million and $14 million of after-tax losses in 2008, 2007 and 2006, respectively, from accumulated other comprehensive income to earnings. At December 31, 2008, the Corporation expects to reclassify $16 million of after-tax losses from accumulated other comprehensive income primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow derivatives in place at December 31, 2008 is December 2010.

Net Investment Hedges

In 2008 and 2007, the Corporation hedged a portion of its investment position in one of its equity affiliates. Under SFAS 133, changes in the fair value of the derivative instruments are recognized in other comprehensive income to offset the change in value of the net investment being hedged. The net investment hedges were closed out in December 2008 and 2007.

Note 12.    Real Estate Entities

The Corporation participates in the U.S. affordable housing and historic renovation real estate markets. Investments in these markets are encouraged by laws enacted by the U.S. Congress and related federal income tax rules and regulations. Accordingly, these investments generate income tax credits and tax losses that are used to reduce the Corporation’s income tax liabilities. The Corporation invested in these markets through

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) investments in wholly-owned or majority-owned entities, (ii) limited liability companies as a nonmanaging member and (iii) investments in various funds in which the Corporation is one of many noncontrolling investors. The entities borrow money from third parties generally on a nonrecourse basis and invest in and own various real estate projects.

Consolidated Variable Interest Entities

Certain of the real estate entities are variable interest entities, which under FIN 46(R) are required to be consolidated because the Corporation is the primary beneficiary of them. The assets of the variable interest entities are classified principally as property, plant and equipment and have a carrying amount aggregating $5 million at December 31, 2008. The assets serve as collateral for the obligations of these ventures. The carrying amount of these obligations aggregated $4 million, of which $1 million is included in debt payable within one year and $3 million is included in long-term debt. The fair value of these obligations is estimated at $3 million at December 31, 2008. The Corporation determined that it was the primary beneficiary of these variable interest entities based on quantitative analyses, which indicated that the Corporation had the majority of the cash flow variability in these entities.

Consolidated Voting Interest Entities

The Corporation also consolidates certain other real estate entities pursuant to SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. The assets of these entities are classified principally as property, plant and equipment and have a carrying amount aggregating $142 million at December 31, 2008. The assets serve as collateral for the obligations of these ventures. The carrying amount of these obligations aggregated $103 million of which $24 million is included in debt payable within one year and $79 million is included in long-term debt. The fair value of these obligations was $95 million at December 31, 2008.

Neither the creditors nor the other beneficial interest holders of these consolidated ventures have recourse to the general credit of the Corporation, except for $25 million of permanent financing debt, which is guaranteed by the Corporation. As of December 31, 2008, the Corporation has earned income tax credits totaling approximately $90 million on its consolidated real estate entities.

Nonconsolidated Variable Interest Entities

The Corporation has significant interests in other variable interest real estate entities. The Corporation determined that it was not the primary beneficiary of these entities based on both quantitative and qualitative analyses, as appropriate, which indicated that the Corporation did not have the majority of the cash flow variability in these entities. The Corporation has made noncontractual cash infusions to certain of the entities aggregating $7 million principally to protect tax credits from being recaptured. The Corporation accounts for its interests in its nonconsolidated real estate entities by the equity method of accounting or by the effective yield method, as appropriate, and has accounted for the related income tax credits and other tax benefits as a reduction in its income tax provision. As of December 31, 2008, the Corporation had net equity of $10 million in its nonconsolidated real estate entities. As of December 31, 2008, the Corporation has earned income tax credits totaling approximately $90 million on these nonconsolidated real estate entities. As of December 31, 2008, total permanent financing debt for the nonconsolidated entities was $259 million. A total of $22 million of the permanent financing debt is guaranteed by the Corporation and the remainder of this debt is secured solely by the properties and is nonrecourse to the Corporation. At December 31, 2008, the Corporation’s maximum loss exposure for its nonconsolidated real estate entities is estimated to be $51 million and is comprised of its net equity in these entities of $10 million, its permanent financing guarantees of $22 million, and income tax credit recapture risk of $19 million.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Corporation’s investments in all of its real estate entities were to be disposed of at their carrying amounts, a portion of the tax credits may be recaptured and may result in a charge to earnings. As of December 31, 2008, this recapture risk is estimated to be $46 million. The Corporation has no current intention of disposing of these investments during the recapture period, nor does it anticipate the need to do so in the foreseeable future in order to satisfy any anticipated liquidity need. Accordingly, the recapture risk is considered to be remote.

Note 13.    Leases and Commitments

Leases

The Corporation has entered into operating leases for certain warehouse facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2008 are as follows:

Millions
Year Ending December 31:
2009	$142
2010	114
2011	98
2012	80
2013	65
Thereafter	189

Future minimum obligations	$688

Certain operating leases contain residual value guarantees, which provide that if the Corporation does not purchase the leased property from the lessor at the end of the lease term, the Corporation is liable to the lessor for the shortfall, if any, between the proceeds from the sale of the property and an agreed value. At December 31, 2008, the maximum amount of the residual value guarantee was approximately $18 million. Management expects the proceeds from the sale of the properties under the operating leases will exceed the agreed values.

Operating lease obligations have been reduced by approximately $3 million for rental income from noncancelable sublease agreements.

Consolidated rental expense under operating leases was $316 million, $271 million and $228 million in 2008, 2007 and 2006, respectively.

Purchase Commitments

The Corporation has entered into long-term contracts for the purchase of pulp and utilities, principally electricity. Commitments under these contracts based on current prices are approximately $674 million in 2009, $493 million in 2010, $445 million in 2011, $78 million in 2012 and $75 million in 2013. Total commitments beyond the year 2013 are $232 million.

Although the Corporation is primarily liable for payments on the above-mentioned leases and purchase commitments, its exposure to losses, if any, under these arrangements is not material.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Contingencies and Legal Matters

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

Contingency

One of the Corporation’s North American tissue mills has an agreement to provide its local utility company a specified amount of electric power for each of the next eight years. In the event that the mill was shut down, the Corporation would be required to continue to operate the power generation facility on behalf of its owner, the local utility company. The net present value of the cost to fulfill this agreement as of December 31, 2008 is estimated to be approximately $117 million. Management considers the probability of closure of this mill to be remote.

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

In May 2007, a wholly-owned subsidiary of the Corporation was served a summons in Pennsylvania state court by the Delaware County Regional Water Quality Authority (“Delcora”). Also in May 2007, Delcora initiated an administrative action against the Corporation. Delcora is a public agency that operates a sewerage system and a wastewater treatment facility serving industrial and municipal customers, including Kimberly-Clark’s Chester Mill. Delcora also regulates the discharge of wastewater from the Chester Mill. Delcora has alleged in the summons and the administrative action that the Corporation underreported the quantity of effluent discharged to Delcora from the Chester Mill for several years due to an inaccurate effluent metering device and owes additional amounts. The Corporation’s action for declaratory judgment in the Federal District Court for the Eastern District of Pennsylvania was dismissed in December 2007 on grounds of abstention. The Corporation appealed this dismissal to the Third Circuit Court of Appeals. The Third Circuit directed the parties to mediation, which during the third quarter of 2008 resulted in a procedural agreement to appoint a neutral and qualified hearing officer. As a result of this arrangement with Delcora, the Corporation has dismissed its appeal to the Third Circuit. The Corporation continues to believe that Delcora’s allegations lack merit and is vigorously defending against Delcora’s actions. In management’s opinion, this matter is not expected to have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

Note 15.    Synthetic Fuel Partnerships

The Corporation had minority interests in two synthetic fuel partnerships. Although these partnerships were variable interest entities that were subject to the requirements of FIN 46(R), the Corporation was not the primary beneficiary, and the entities were not consolidated. Synthetic fuel produced by the partnerships was eligible for synthetic fuel tax credits through 2007; the partnerships were dissolved in 2008 at no cost to the Corporation. In

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, there were tax deductions for pretax losses generated by the partnerships that were reported as nonoperating expense in the Corporation’s Consolidated Income Statement. Both the credits and tax deductions reduced the Corporation’s income tax expense. The effects of these credits and deductions are shown in the following table:

	Year Ended December 31
	2007		2006
	(Millions of dollars)
Nonoperating expense		$(67)		$(66)
Tax credits	$60		$61
Tax benefit of nonoperating expense	21	81	26	87

Net synthetic fuel benefit		$14		$21

Per share basis—diluted		$.03		$.04

The effects of the credits are shown separately in the Corporation’s reconciliation of the U.S. statutory rate to its effective income tax rate in Note 16.

Note 16.    Income Taxes

An analysis of the provision for income taxes follows:

	Year Ended December 31
	2008	2007	2006
	(Millions of dollars)
Current income taxes:
United States	$150	$296	$348
State	16	50	33
Other countries	301	294	296

Total	467	640	677

Deferred income taxes:
United States	119	(73)	(145)
State	17	9	(10)
Other countries	15	(39)	(53)

Total	151	(103)	(208)

Total provision for income taxes	$618	$537	$469

Income before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2008	2007	2006
	(Millions of dollars)
United States	$1,261	$1,456	$1,360
Other countries	1,028	862	485

Total income before income taxes	$2,289	$2,318	$1,845

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets (liabilities) are composed of the following:

	December 31
	2008	2007
	(Millions of dollars)
Net current deferred income tax asset attributable to:
Accrued expenses	$126	$105
Pension, postretirement and other employee benefits	77	78
Inventory	(52)	(21)
Other	13	63
Valuation allowances	(33)	(8)

Net current deferred income tax asset	$131	$217

Net current deferred income tax liability attributable to:
Other payables	$1	$(9)
Other	(15)	(12)

Net current deferred income tax liability	$(14)	$(21)

Net noncurrent deferred income tax asset attributable to:
Income tax loss carryforwards	$244	$289
Foreign tax credits and loss carryforwards	383	—
State tax credits	97	99
Pension and other postretirement benefits	835	98
Accumulated depreciation	(656)	(24)
Installment sales	(189)	—
Other	(3)	38
Valuation allowances	(286)	(227)

Net noncurrent deferred income tax asset included in other assets	$425	$273

Net noncurrent deferred income tax liability attributable to:
Accumulated depreciation	$(255)	$(935)
Pension, postretirement and other employee benefits	73	535
Foreign tax credits and loss carryforwards	—	325
Installment sales	—	(186)
Other	(11)	(25)
Valuation allowances	—	(84)

Net noncurrent deferred income tax liability	$(193)	$(370)

Classification of the components of noncurrent deferred tax assets and liabilities is determined by the Corporation’s net tax position by taxing jurisdiction. At December 31, 2008, the Corporation’s net noncurrent deferred tax position had changed to a net asset of $232 million from a net liability of $97 million at December 31, 2007. The change was primarily due to the recognition of noncurrent deferred tax assets related to the increase in the U.S. noncurrent pension liability of approximately $1.1 billion, which was primarily caused by investment losses on the U.S. defined benefit pension plan assets in 2008.

Valuation allowances were unchanged in 2008 and decreased by $52 million in 2007. Valuation allowances at the end of 2008 primarily relate to excess foreign tax credits in the U.S. and income tax loss carryforwards of $811 million, which potentially are not useable primarily in jurisdictions outside the U.S. If not utilized against taxable income, $169 million of the loss carryforwards will expire from 2009 through 2028. The remaining $642 million has no expiration date.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the provision for income taxes:

	Year Ended December 31
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of dollars)
Income before income taxes	$2,289		$2,318		$1,845

Tax at U.S. statutory rate applied to income before income taxes	$801	35.0%	$811	35.0%	$646	35.0%
State income taxes, net of federal tax benefit	21.9		38	1.6	15.8
Statutory rates other than U.S. statutory rate	(56)	(2.4)	(46)	(2.0)	(20)	(1.1)
Net operating losses realized	(6)	(.3)	(63)	(2.7)	(8)	(.4)
Synthetic fuel credits	—	—	(60)	(2.6)	(61)	(3.3)
Recognition of additional prior year foreign tax credits	—	—	—	—	(36)	(1.9)
Other—net(a)	(142)	(6.2)	(143)	(6.2)	(67)	(3.7)

Provision for income taxes	$618	27.0%	$537	23.2%	$469	25.4%

(a)	Other – net is comprised of numerous items, none of which is greater than 1.4 percent of income from continuing operations.

At December 31, 2008, U.S. income taxes have not been provided on approximately $5.6 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Uncertainty in Income Taxes

The Corporation adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), effective January 1, 2007. As a result, the Corporation recorded an increase in income tax liabilities for uncertain tax benefits and a decrease in retained earnings of $34 million resulting from a cumulative effect adjustment. As required by FIN 48, the Corporation has classified the amounts recorded for uncertain tax positions in the Consolidated Balance Sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Prior year financial statements have not been restated. Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2008	2007
	(Millions of dollars)
Balance at January 1	$438	$491
Gross increases for tax positions of prior years	62	35
Gross decreases for tax positions of prior years	(96)	(23)
Gross increases for tax positions of the current year	68	40
Settlements	(15)	(117)
Lapse of statute of limitations	(6)	(1)
Currency	(13)	13

Balance at December 31	$438	$438

Approximately $356 million of the $438 million of unrecognized tax benefits as of December 31, 2008, and $320 million of the $438 million of unrecognized tax benefits as of December 31, 2007 would reduce the Corporation’s effective tax rate if recognized.

The Corporation recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008, 2007 and 2006, the Corporation recognized net benefits of $8 million and $11 million and a net cost of $5 million, respectively, in interest and penalties. Total accrued penalties and net accrued interest was approximately $34 million and $24 million at December 31, 2008 and 2007, respectively.

It is reasonably possible that a number of uncertainties could be settled within the next 12 months. The most significant uncertainties involve transfer pricing, which may be resolved by entering into a revised advance pricing agreement between the U.S. and the U.K., and uncertainties related to questions about certain financing structures. Various other uncertain tax positions related to federal taxes are also being discussed at the IRS Appeals level in the U.S. Other less significant uncertain tax positions also may be settled of which none are individually significant. Settlement of these matters is not expected to have a material effect on the Corporation’s financial condition, results of operations or liquidity.

As of December 31, 2008, the following tax years remain subject to examination for the major jurisdictions where the Corporation conducts business:

Jurisdiction	Years
United States	2006 to 2008

United Kingdom	2006 to 2008

Canada	2003 to 2008

Korea	2004 to 2008

Australia	2004 to 2008

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation’s U.S. federal income tax returns have been audited through 2005. However, the statute for potential adjustments for the years 2002 to 2003 remains open until June 30, 2009 and until December 31, 2009 for the years 2004 to 2005 pending refund actions with the IRS for these years.

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

Note 17.    Earnings Per Share

A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Average Common Shares Outstanding
	2008	2007	2006
	(Millions)
Basic	416.7	441.3	458.5
Dilutive effect of:
Stock options	.9	2.8	1.9
Restricted share awards	1.0	1.3	1.2
ASR program	—	.2	—

Diluted	418.6	445.6	461.6

Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares are summarized below:

Description	2008	2007	2006
Average number of share equivalents (millions)	15.6	2.8	8.6
Weighted-average exercise price	$66.31	$72.00	$66.48
Expiration date of options	2008 to 2018	2007 to 2017	2007 to 2015
Options outstanding at year-end (millions)	16.0	3.9	8.2

The number of common shares outstanding as of December 31, 2008, 2007 and 2006 was 413.6 million, 420.9 million and 455.6 million, respectively.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Business Segment and Geographic Data Information

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

The principal sources of revenue in each global business segment are described below:

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

Net sales to Wal-Mart Stores, Inc. were approximately 14 percent in 2008 and 2007, and approximately 13 percent in 2006, primarily in the personal care and consumer tissue businesses.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning consolidated operations by business segment and geographic area, as well as data for equity companies, is presented in the following tables:

Consolidated Operations by Business Segment

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Inter- segment Sales	Corporate & Other		Consolidated Total
	(Millions of dollars)
Net Sales
2008	$8,272	$6,748	$3,174	$1,224	$(82)	$79		$19,415
2007	7,563	6,475	3,039	1,207	(59)	41		18,266
2006	6,741	5,982	2,813	1,237	(59)	33		16,747

Operating Profit(a)
2008	1,649	601	428	143	—	(274	)(b)	2,547
2007	1,562	702	478	195	—	(321	)(b)	2,616
2006	1,303	773	472	211	—	(657	)(b)	2,102

Depreciation and Amortization
2008	239	319	136	52	—	29		775
2007	241	303	139	50	—	74		807
2006	266	274	126	40	—	227		933

Assets
2008	5,480	5,809	2,710	2,139	—	1,951	(c)	18,089
2007	5,776	6,276	2,877	2,238	—	1,273		18,440
2006	5,027	6,032	2,593	2,170	—	1,245		17,067

Capital Spending
2008	375	351	130	49	—	1		906
2007	388	407	132	55	—	7		989
2006	345	456	131	40	—	—		972

(a)	Segment operating profit excludes other income and (expense), net and income and expenses not associated with the business segments.

(b)	Corporate & Other includes expenses not associated with the business segments, including the following amounts of pretax charges for the strategic cost reductions and the related implementation costs in 2007 of $27 million.

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Total
	(Millions of dollars)
Corporate & Other
2008	$(34)	$(15)	$(5)	$(18)	$(72)
2007	(89)	(22)	(16)	(21)	(148)
2006	(245)	(139)	(41)	(51)	(476)

Additional information concerning these costs is contained in Note 4.

(c)	Corporate & Other reflects the consolidation of the Monetization Financing Entities, see Note 2.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales of Principal Products

	2008	2007	2006
	(Billions of dollars)
Consumer tissue products	$6.6	$6.4	$5.9
Diapers	4.6	4.2	3.6
Away-from-home professional products	3.0	2.9	2.6
All other	5.2	4.8	4.6

Consolidated	$19.4	$18.3	$16.7

Consolidated Operations by Geographic Area

	United States	Canada	Inter- geographic Items(a)	Total North America	Europe	Asia, Latin America & Other	Inter- geographic Items	Corporate & Other		Consolidated Total
	(Millions of dollars)
Net Sales
2008	$10,143	$574	$(256)	$10,461	$3,679	$5,942	$(667)	$—		$19,415
2007	9,876	569	(253)	10,192	3,469	5,252	(647)	—		18,266
2006	9,406	538	(250)	9,694	3,153	4,481	(581)	—		16,747

Operating Profit(b)
2008	1,730	144	—	1,874	210	737	—	(274	)(c)	2,547
2007	1,853	157	—	2,010	258	669	—	(321	)(c)	2,616
2006	1,856	143	—	1,999	211	549	—	(657	)(c)	2,102

Net Property
2008	4,266	29	—	4,295	1,406	1,966	—	—		7,667
2007	4,239	36	—	4,275	1,636	2,183	—	—		8,094
2006	4,133	34	—	4,167	1,591	1,927	—	—		7,685

(a)	Intergeographic net sales include $13 million, $29 million and $48 million by operations in Canada to the U.S. in 2008, 2007 and 2006, respectively.

(b)	Geographic operating profit excludes other income and (expense), net and income and expenses not associated with geographic areas.

(c)	Corporate & Other includes expenses not associated with geographic areas, including the following amounts of pretax charges for the strategic cost reductions and the related implementation costs in 2007 of $27 million.

	United States	Canada	Europe	Asia, Latin America & Other	Total
	(Millions of dollars)
Corporate & Other
2008	$(47)	$—	$(22)	$(3)	$(72)
2007	(108)	—	(32)	(8)	(148)
2006	(227)	(17)	(196)	(36)	(476)

Additional information concerning these costs is contained in Note 4.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Companies’ Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation’s Share of Net Income
	(Millions of dollars)
2008	$2,286	$812	$464	$349	$166
2007	2,108	768	506	357	170
2006	2,275	815	668	456	219	(a)

(a)	The Corporation’s share of net income includes a gain from the sale of Kimberly-Clark de Mexico, S.A.B. de C.V.’s pulp and paper business of approximately $46 million.

	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stockholders’ Equity
	(Millions of dollars)
2008	$815	$819	$705	$410	$519
2007	878	996	493	724	657
2006	880	905	667	466	652

Equity companies, primarily in Latin America, are principally engaged in operations in the Personal Care and Consumer Tissue businesses.

At December 31, 2008, the Corporation’s equity companies and ownership interest were as follows: Kimberly-Clark Lever Private Limited (India) (50%), Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries (47.9%), Olayan Kimberly-Clark Arabia (49%), Olayan Kimberly-Clark (Bahrain) WLL (49%) and Tecnosur S.A. (Colombia) (34.3%).

Kimberly-Clark de Mexico, S.A.B. de C.V. is partially owned by the public and its stock is publicly traded in Mexico. At December 31, 2008, the Corporation’s investment in this equity company was $252 million, and the estimated fair value of the investment was $1.7 billion based on the market price of publicly traded shares.

Note 19.    Supplemental Data (Millions of dollars)

	December 31
Supplemental Income Statement Data	2008	2007	2006
Advertising expense	$512	$468	$438
Research expense	297	277	301
Foreign currency transaction (gains) losses, net	18	13	23

Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, net	2008	2007
Accounts Receivable:
From customers	$2,203	$2,326
Other	347	308
Less allowance for doubtful accounts and sales discounts	(73)	(73)

Total	$2,477	$2,561

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31
	2008			2007
Summary of Inventories	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Inventories by Major Class:
At the lower of cost determined on the FIFO or weighted-average cost methods or market:
Raw materials	$150	$367	$517	$160	$316	$476
Work in process	246	133	379	231	126	357
Finished goods	758	832	1,590	812	752	1,564
Supplies and other	—	262	262	—	262	262

	1,154	1,594	2,748	1,203	1,456	2,659
Excess of FIFO or weighted-average cost over LIFO cost	$(255)	—	(255)	(215)	—	(215)

Total	$899	$1,594	$2,493	$988	$1,456	$2,444

	December 31
Summary of Property, Plant and Equipment, net	2008	2007
Property, Plant and Equipment
Land	$195	$222
Buildings	2,486	2,604
Machinery and equipment	12,509	12,872
Construction in progress	533	545

	15,723	16,243
Less accumulated depreciation	(8,056)	(8,149)

Total	$7,667	$8,094

	December 31
Summary of Accrued Expenses	2008	2007
Accrued advertising and promotion	$351	$384
Accrued salaries and wages	354	403
Accrued expenses—strategic cost reductions	16	54
Other	931	942

Total	$1,652	$1,783

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Decrease (Increase) in Operating Working Capital(a)	Year Ended December 31
	2008	2007	2006
Accounts receivable	$148	$(192)	$(231)
Inventories	(45)	(439)	(252)
Prepaid expenses	13	(35)	20
Trade accounts payable	(26)	244	150
Other payables	(60)	(91)	29
Accrued expenses	(142)	184	268
Accrued income taxes	(96)	(57)	(65)
Derivatives	(65)	9	(1)
Currency	(62)	47	87

Decrease (increase) in operating working capital	$(335)	$(330)	$5

	Year Ended December 31
Other Cash Flow Data	2008	2007	2006
Interest paid	$319	$239	$235
Income taxes paid	538	674	709

	Year Ended December 31
Interest Expense	2008	2007	2006
Gross interest cost	$318	$283	$235
Capitalized interest on major construction projects	(14)	(18)	(15)

Interest expense	$304	$265	$220

(a)	Excludes the effects of acquisitions and dispositions.

Note 20.    Unaudited Quarterly Data

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Millions of dollars, except per share amounts)
Net sales	$4,598	$4,998	$5,006	$4,813	$4,758	$4,621	$4,502	$4,385
Gross profit	1,455	1,463	1,484	1,456	1,462	1,444	1,446	1,352
Operating profit	623	610	650	664	668	683	649	616
Net income	419	413	417	441	456	453	462	452
Per share basis:
Basic	1.01	1.00	1.00	1.05	1.08	1.05	1.01	.99
Diluted	1.01	.99	.99	1.04	1.07	1.04	1.00	.98
Cash dividends declared per share	.58	.58	.58	.58	.53	.53	.53	.53

Market price per share:
High	66.37	66.66	65.88	69.69	71.16	70.78	72.79	70.28
Low	50.27	50.42	59.53	62.16	67.01	63.79	66.05	65.99
Close	52.74	64.84	59.78	64.55	69.34	70.26	66.89	68.49

PART II

(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2008, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, for its financial assets and liabilities. Also, as discussed in Note 16 to the consolidated financial statements, on January 1, 2007, the Corporation adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 26, 2009

PART II

(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2008.

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

The Corporation has assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective.

Deloitte & Touche LLP has issued its attestation report on the effectiveness of the Corporation’s internal control over financial reporting. That attestation report appears below.

/s/ Thomas J. Falk	/s/ Mark A. Buthman
Thomas J. Falk	Mark A. Buthman
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 26, 2009

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

PART II

(Continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Corporation as of and for the year ended December 31, 2008, and our report dated February 26, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph

PART II

(Continued)

regarding the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on January 1, 2008, and the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 26, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sections of the Corporation’s 2009 Proxy Statement for the Annual Meeting of Stockholders (the “2009 Proxy Statement”) are incorporated in this Item 10 by reference:

•	“Certain Information Regarding Directors and Nominees” under “Proposal 1. Election of Directors,” which identifies members of the Board of Directors of the Corporation and nominees.

•	“Section 16(a) Beneficial Ownership Reporting Compliance.”

•

“Corporate Governance Information—Other Corporate Governance Matters—Code of Conduct,” which describes the Corporation’s Code of Conduct and identifies how stockholders may obtain a copy of the Corporation’s Code of Conduct without charge.

•

“Corporate Governance Information—Stockholder Nominations for Directors,” which describes the procedures by which stockholders may nominate candidates for election to the Board of Directors, including a discussion of the requirements for the notice of nomination that were modified on November 12, 2008.

•	“Corporate Governance Information—Audit Committee,” which identifies members of the Audit Committee of the Board of Directors and an audit committee financial expert.

The names and ages of the executive officers of the Corporation as of February 27, 2009, together with certain biographical information, are as follows:

Robert E. Abernathy, 54, was elected Group President—North Atlantic Consumer Products in March 2008. He is responsible for the Corporation’s consumer business in North America and Europe and the related customer development and supply chain organizations. Mr. Abernathy joined the Corporation in 1982. His past responsibilities in the Corporation have included overseeing its businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa, as well as operations and major project management in North America. He was appointed Vice President—North American Diaper Operations in 1992; Managing Director of Kimberly-Clark Australia Pty. Limited in 1994; Group President of the Corporation’s Business-to-Business segment in 1998 and Group President—Developing and Emerging Markets in 2004. He is a director of The Lubrizol Corporation.

Joanne B. Bauer, 53, was elected President—Global Health Care in 2006. She is responsible for the Corporation’s global health care business, which includes a variety of medical supplies and devices. Ms. Bauer joined the Corporation in 1981. Her past responsibilities have included various marketing and management positions in the Adult Care and Health Care businesses. She was appointed Vice President of KimFibers, Ltd. in 1996; Vice President of Global Marketing for Health Care in 1998; and President of Health Care in 2001.

Robert W. Black, 49, was elected Group President—Developing and Emerging Markets in March 2008. He is responsible for the Corporation’s businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa. His past responsibilities have included overseeing the Corporation’s strategy, mergers and acquisitions, global competitiveness and innovation efforts. Prior to joining the Corporation in 2006 as Senior Vice President and Chief Strategy Officer, Mr. Black served as Chief Operating Officer of Sammons Enterprises, a multi-faceted conglomerate, from 2004 to 2005. From 1994 to 2004, Mr. Black held various senior leadership positions in marketing, strategy, corporate development and international management with Steelcase, Inc., a leading office furniture products and related services company. As President of Steelcase International from 2000 to 2004, he led operations in more than 130 countries.

PART III

(Continued)

Christian A. Brickman, 44, was elected Senior Vice President and Chief Strategy Officer in September 2008. He is responsible for leading the development and monitoring of the Corporation’s strategic plans and processes to enhance the Corporation’s enterprise growth initiatives. Prior to joining the Corporation in 2008, Mr. Brickman served as a Principal of McKinsey & Company, Inc., a management consulting firm, from 2003 to 2008, and as an Associate Principal from 2001 to 2003.

Mark A. Buthman, 48, was elected Senior Vice President and Chief Financial Officer in 2003. Mr. Buthman joined the Corporation in 1982. He has held various positions of increasing responsibility in the operations, finance and strategic planning areas of the Corporation. Mr. Buthman was appointed Vice President of Strategic Planning and Analysis in 1997 and Vice President of Finance in 2002.

Thomas J. Falk, 50, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President—Global Tissue, Pulp and Paper in 1998, where he was responsible for the Corporation’s global tissue businesses. Earlier in his career, Mr. Falk had responsibility for the Corporation’s North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined the Corporation in 1983 and has held other senior management positions in the Corporation. He has been a director of the Corporation since 1999. He also serves on the board of directors of Catalyst Inc., Centex Corporation and the University of Wisconsin Foundation, and serves as a governor of the Boys & Girls Clubs of America.

Lizanne C. Gottung, age 52, was elected Senior Vice President and Chief Human Resources Officer in 2002. She is responsible for leading the design and implementation of all human capital strategies to the Corporation, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and corporate health services. Ms. Gottung joined the Corporation in 1981. She has held a variety of human resources, manufacturing and operational roles of increasing responsibility with the Corporation, including Vice President of Human Resources from 2001 to 2002. She is a director of Louisiana Pacific Corporation.

Thomas J. Mielke, 50, was elected Senior Vice President—Law and Government Affairs and Chief Compliance Officer in 2007. His responsibilities include the Corporation’s legal affairs, internal audit and government relations activities. Mr. Mielke joined the Corporation in 1988. He held various positions within the legal function and was appointed Vice President and Chief Patent Counsel in 2000, and Vice President and Chief Counsel—North Atlantic Consumer Products in 2004.

Anthony J. Palmer, 49, was elected Senior Vice President and Chief Marketing Officer in 2006. He also assumed leadership of the Corporation’s innovation organization in March 2008. He is responsible for leading the growth of enterprise-wide strategic marketing capabilities and the development of high-return marketing programs to support the Corporation’s business initiatives. Prior to joining the Corporation in 2006, he served in a number of senior marketing and general management roles at the Kellogg Company, a producer of cereal and convenience foods, from 2001 to 2006, where he was most recently managing director of Kellogg’s U.K. business.

Jan B. Spencer, 53, was elected President—Global K-C Professional in 2006. He is responsible for the Corporation’s global professional business, which includes commercial tissue and wipers, and skin care, safety and Do-It-Yourself products. Mr. Spencer joined the Corporation in 1979. His past responsibilities have included various sales and management positions in Europe and the U.S. He was appointed Vice President Research, Development & Engineering in the Away From Home sector in 1996; Vice President, Wiper Business in 1998; Vice President, European Operations, Engineering, Supply Chain in the K-C Professional sector in 2000; President, KCP Europe in 2002; President, KCP North America in 2003; and President—K-C Professional North Atlantic in 2004.

PART III

(Continued)

ITEM 11.	EXECUTIVE COMPENSATION

The information in the sections of the 2009 Proxy Statement captioned “Executive Compensation,” “Compensation of Directors” under “Proposal 1. Election of Directors” and “Corporate Governance Information—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the sections of the 2009 Proxy Statement captioned “Security Ownership of Management” and “Equity Compensation Plan Information” under “Proposal 4. Reapproval of Performance Goals Under the 2001 Equity Participation Plan” is incorporated in this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the sections of the 2009 Proxy Statement captioned “Transactions with Related Persons” and “Corporate Governance Information—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the sections of the 2009 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Auditors” is incorporated in this Item 14 by reference.

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

3.	Exhibits.

Exhibit No. (3)a.	Amended and Restated Certificate of Incorporation, dated April 17, 2008, incorporated by reference to Exhibit No. (3)a of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Exhibit No. (3)b.	By-Laws, as amended November 12, 2008, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated November 14, 2008.

Exhibit No. (4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a.	Management Achievement Award Program, as amended and restated November 13, 2008, filed herewith.

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated November 13, 2008, incorporated by reference to Exhibit No. (10)b of the Corporation’s Current Report on Form 8-K dated November 14, 2008.

Exhibit No. (10)c.	Seventh Amended and Restated Deferred Compensation Plan for Directors, effective January 1, 2008, incorporated by reference to Exhibit No. (10)c of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Exhibit No. (10)d.	Executive Officer Achievement Award Program, as amended November 12, 2008, filed herewith.

Exhibit No. (10)e.	1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)f.	Deferred Compensation Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit No. (10)f of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

PART IV

(Continued)

Exhibit No. (10)g.	Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)h.	Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended, dated December 31, 2008, filed herewith.

Exhibit No. (10)i.	Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, dated December 31, 2008, filed herewith.

Exhibit No. (10)j.	Retirement Contribution Excess Benefit Program, as amended and restated, dated December 31, 2008, filed herewith.

Exhibit No. (10)k.	1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)l.	Outside Directors’ Compensation Plan, as amended, dated November 13, 2007, incorporated by reference to Exhibit No. (10)l of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit No. (10)m.	2001 Equity Participation Plan, as amended April 16, 2008, incorporated by reference to Exhibit No. (10)m of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Exhibit No. (10)n.	Form of Award Agreements under 2001 Equity Participation Plan, filed herewith.

Exhibit No. (10)o.	Summary of Outside Directors’ Compensation pursuant to the Outside Directors’ Compensation Plan, effective January 1, 2009, filed herewith.

Exhibit No. (10)p.	Severance Pay Plan, amended and restated as of January 1, 2009, incorporated by reference to Exhibit No. (10)p of the Corporation’s Current Report on Form 8-K dated November 14, 2008.

Exhibit No. (10)q.	Letter Agreement between Kimberly-Clark Corporation and Robert W. Black, incorporated by reference to Exhibit No. (10)q of the Corporation’s Current Report on Form 8-K dated April 10, 2006.

Exhibit No. (10)r.	Letter Agreement between Kimberly-Clark Corporation and Tony Palmer, incorporated by reference to Exhibit No. (10)r of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Exhibit No. (10)s.	Letter Agreement between Kimberly-Clark Corporation and Christian A. Brickman, incorporated by reference to Exhibit No. (10)s of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Exhibit No. (10)t.	Summary of Financial Counseling Program for Kimberly-Clark Corporation Executives, dated November 12, 2008, filed herewith.

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2008, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

PART IV

(Continued)

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 27, 2009	By:	/s/ MARK A. BUTHMAN
Mark A. Buthman
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS J. FALK Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 27, 2009

/s/ MARK A. BUTHMAN Mark A. Buthman	Senior Vice President and Chief Financial Officer (principal financial officer)	February 27, 2009

/s/ RANDY J. VEST Randy J. Vest	Vice President and Controller (principal accounting officer)	February 27, 2009

Directors

John R. Alm	James M. Jenness
Dennis R. Beresford	Ian C. Read
John F. Bergstrom	Linda Johnson Rice
Abelardo E. Bru	Marc J. Shapiro
Robert W. Decherd	G. Craig Sullivan
Mae C. Jemison

By:	/s/ THOMAS J. MIELKE	February 27, 2009
Thomas J. Mielke, Attorney-in-Fact

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Millions of dollars)

		Additions		Deductions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2008
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$51	$16	$(7)	$8	(b)	$52
Allowances for sales discounts	22	269	(1)	269	(c)	21
December 31, 2007
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$39	$15	$4	$7	(b)	$51
Allowances for sales discounts	20	252	1	251	(c)	22
December 31, 2006
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$36	$12	$3	$12	(b)	$39
Allowances for sales discounts	22	275	1	278	(c)	20

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2008
Deferred Taxes
Valuation Allowance	$319	$13	$—	$13	$319
December 31, 2007
Deferred Taxes
Valuation Allowance	$371	$(63)	$—	$(11)	$319
December 31, 2006
Deferred Taxes
Valuation Allowance	$474	$(105)	$—	$(2)	$371

(a)	Includes the net currency effects of translating valuation allowances at current rates under Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, of $13 million in 2008, $(12) million in 2007, and $(2) million in 2006.

EXHIBIT INDEX

Exhibit No. (3)a.	Amended and Restated Certificate of Incorporation, dated April 17, 2008, incorporated by reference to Exhibit No. (3)a of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Exhibit No. (3)b.	By-Laws, as amended November 12, 2008, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated November 14, 2008.

Exhibit No. (4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a.	Management Achievement Award Program, as amended and restated November 13, 2008, filed herewith.

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated November 13, 2008, incorporated by reference to Exhibit No. (10)b of the Corporation’s Current Report on Form 8-K dated November 14, 2008.

Exhibit No. (10)c.	Seventh Amended and Restated Deferred Compensation Plan for Directors, effective January 1, 2008, incorporated by reference to Exhibit No. (10)c of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Exhibit No. (10)d.	Executive Officer Achievement Award Program, as amended November 12, 2008, filed herewith.

Exhibit No. (10)e.	1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)f.	Deferred Compensation Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit No. (10)f of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No. (10)g.	Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No. (10)h.	Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended, dated December 31, 2008, filed herewith.

Exhibit No. (10)i.	Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, dated December 31, 2008, filed herewith.

Exhibit No. (10)j.	Retirement Contribution Excess Benefit Program, as amended and restated, dated December 31, 2008, filed herewith.

Exhibit No. (10)k.	1999 Restricted Stock Plan, as amended, incorporated by reference to Exhibit No. (10)k of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No. (10)l.	Outside Directors’ Compensation Plan, as amended, dated November 13, 2007, incorporated by reference to Exhibit No. (10)l of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit No. (10)m.	2001 Equity Participation Plan, as amended April 16, 2008, incorporated by reference to Exhibit No. (10)m of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Exhibit No. (10)n.	Form of Award Agreements under 2001 Equity Participation Plan, filed herewith.

Exhibit No. (10)o.	Summary of Outside Directors’ Compensation pursuant to the Outside Directors’ Compensation Plan, effective January 1, 2009, filed herewith.

Exhibit No. (10)p.	Severance Pay Plan, amended and restated as of January 1, 2009, incorporated by reference to Exhibit No. (10)p of the Corporation’s Current Report on Form 8-K dated November 14, 2008.

Exhibit No. (10)q.	Letter Agreement between Kimberly-Clark Corporation and Robert W. Black, incorporated by reference to Exhibit No. (10)q of the Corporation’s Current Report on Form 8-K dated April 10, 2006.

Exhibit No. (10)r.	Letter Agreement between Kimberly-Clark Corporation and Tony Palmer, incorporated by reference to Exhibit No. (10)r of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Exhibit No. (10)s.	Letter Agreement between Kimberly-Clark Corporation and Christian A. Brickman, incorporated by reference to Exhibit No. (10)s of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Exhibit No. (10)t.	Summary of Financial Counseling Program for Kimberly-Clark Corporation Executives, dated November 12, 2008, filed herewith.

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2008, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.