Form 10-Q
period 2009-03-31
KIMBERLY CLARK CORP
filed 2009-05-08
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐   No  ☐

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

Yes  ☐   No  ☒

As of April 30, 2009, there were 414,205,922 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended
	March 31
(Millions of dollars, except per share amounts)	2009	2008

Net Sales	$4,493	$4,813
Cost of products sold	3,039	3,357

Gross Profit	1,454	1,456
Marketing, research and general expenses	749	799
Other (income) and expense, net	77	(7)

Operating Profit	628	664
Interest income	8	8
Interest expense	(73)	(74)

Income Before Income Taxes and
Equity Interests	563	598
Provision for income taxes	(164)	(165)

Income Before Equity Interests	399	433
Share of net income of equity companies	32	43

Net Income	431	476
Net income attributable to noncontrolling interests	(24)	(35)

Net Income Attributable to Kimberly-Clark Corporation	$407	$441

Per Share Basis:

Net Income Attributable to Kimberly-Clark Corporation
Basic	$.98	$1.05

Diluted	$.98	$1.04

Cash Dividends Declared	$.60	$.58

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
(Millions of dollars)	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$592	$364
Accounts receivable, net	2,385	2,492
Inventories	2,187	2,493
Other current assets	341	464
Total Current Assets	5,505	5,813

Property	15,563	15,723
Less accumulated depreciation	8,081	8,056
Net Property	7,482	7,667

Investments in Equity Companies	350	324

Goodwill	2,712	2,743

Long-Term Notes Receivable	604	603

Other Assets	920	939
	$17,573	$18,089

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,314	$1,083
Accounts payable	1,427	1,603
Accrued expenses	1,520	1,723
Other current liabilities	519	343
Total Current Liabilities	4,780	4,752

Long-Term Debt	4,875	4,882
Noncurrent Employee Benefits	2,519	2,593
Long-Term Income Taxes Payable	145	189
Deferred Income Taxes	200	193
Other Liabilities	195	187
Redeemable Preferred and Common Securities of Subsidiaries	1,046	1,032

Stockholders’ Equity
Kimberly-Clark Corporation	3,575	3,878
Noncontrolling Interests	238	383
Total Stockholders’ Equity	3,813	4,261

	$17,573	$18,089

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Three Months
	Ended March 31
(Millions of dollars)	2009	2008

Operating Activities
Net income	$431	$476
Depreciation and amortization	177	200
Stock-based compensation	10	18
Decrease (increase) in operating working capital	156	(231)
Deferred income taxes	(46)	8
Net losses on asset dispositions	8	10
Equity companies’ earnings in excess of dividends paid	(32)	(43)
Postretirement benefits	(21)	(8)
Other	9	14

Cash Provided by Operations	692	444

Investing Activities
Capital spending	(211)	(221)
Acquisition of businesses, net of cash acquired	(11)	(17)
Proceeds from sales of investments	5	23
Proceeds from dispositions of property	3	-
Net decrease in time deposits	57	47
Other	(12)	(2)

Cash Used for Investing	(169)	(170)

Financing Activities
Cash dividends paid	(240)	(224)
Net increase in short-term debt	245	168
Proceeds from issuance of long-term debt	2	31
Repayments of long-term debt	(10)	(4)
Cash paid on redeemable preferred securities of subsidiary	(13)	(7)
Shares purchased from noncontrolling interests	(278)	-
Proceeds from exercise of stock options	16	54
Acquisitions of common stock for the treasury	-	(208)
Other	(17)	(29)

Cash Used for Financing	(295)	(219)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	(3)
Increase in Cash and Cash Equivalents	228	52
Cash and Cash Equivalents, beginning of year	364	473

Cash and Cash Equivalents, end of period	$592	$525

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2009	2008

Net Income	$431	$476

Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	(361)	291
Employee postretirement benefits	32	(6)
Other	(6)	(22)
Total Other Comprehensive Income, Net of Tax	(335)	263

Comprehensive Income	96	739

Comprehensive income attributable to noncontrolling interests	(9)	21

Comprehensive Income Attributable to Kimberly-Clark Corporation	$105	$718

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

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Standards

Effective January 1, 2009, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, and FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, as required.  These standards require the acquirer in a business combination to:

•
recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of the target entity,

•	expense transaction costs as incurred rather than include as part of the fair value of an acquirer’s interest,

•	fair value contingent consideration arrangements at the acquisition date,

•	fair value certain pre-acquisition contingencies,

•	limit accrual of the costs for a restructuring plan to pre-acquisition date restructuring obligations, and

•	capitalize the value of acquired research and development as an indefinite-lived intangible asset, subject to impairment accounting, rather than being expensed at the acquisition date.

Adoption of these standards did not have a material effect on the Corporation's financial statements.

Effective January 1, 2009, the Corporation adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), as required.  See Note 7 for additional detail.

Note 1.  (Continued)

Effective January 1, 2009, the Corporation adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, as required.  See Note 8.

Effective January 1, 2009, the Corporation adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, as required.  The FSP specifies that certain share-based payment awards that are entitled to nonforfeitable dividends or dividend equivalents are participating securities, which must be included in the computation of basic and diluted earnings per share under the two-class method prescribed in SFAS No. 128, Earnings per Share.  Under the two-class method, earnings per share is computed by allocating net income between common stockholders and participating securities.

In accordance with the FSP, the Corporation’s basic and diluted earnings per share amounts have been recast from amounts previously reported as follows:

	As Previously Reported		As Recast
	Basic	Diluted	Basic	Diluted

2008:
First Quarter	$1.05	$1.04	$1.05	$1.04
Second Quarter	1.00	0.99	0.99	0.99
Third Quarter	1.00	0.99	0.99	0.99
Fourth Quarter	1.01	1.01	1.01	1.01
Full Year	4.06	4.04	4.04	4.03

2007	4.13	4.09	4.11	4.08

2006	3.27	3.25	3.26	3.24

2005	3.30	3.28	3.30	3.28

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP requires disclosures about the fair value of financial instruments in quarterly financial statements as well as in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009.  Since the FSP only requires additional disclosures, it will not have a financial impact on the Corporation’s financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of the FSP is not expected to have a material effect on the Corporation’s financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides guidance for estimating fair values when there is no active market or where the price inputs being used represent distressed sales and identifying circumstances that indicate a transaction is not orderly.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of the FSP is not expected to have a material effect on the Corporation’s financial statements.

Note 2.  Fair Value Measurements

As required, the Corporation has adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The three levels in the hierarchy used to measure fair value are:

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

Set forth below are the assets and liabilities that are measured on a recurring basis at fair value as of March 31, 2009, together with the inputs used to develop those fair value measurements.  The Corporation has no assets or liabilities for which fair value was measured on a recurring basis using Level 3 inputs.

		Fair Value Measurements
(Millions of dollars)	March 31, 2009	Level 1	Level 2

Assets
Company-owned life insurance (“COLI”)	$ 37	$ -	$ 37
Available-for-sale securities	10	10	-
Derivatives	65	-	65

Total	$ 112	$ 10	$ 102

Liabilities
Derivatives	$ 72	$ -	$ 72

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

Note 2.  (Continued)

Level 2 Fair Values - The fair value of the COLI policies is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers.  The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively.  The fair value of hedging instruments used to manage foreign currency risk is based on quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

Note 3.  Strategic Cost Reduction Plan

In July 2005, the Corporation authorized a multi-year plan to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe.  The strategic cost reductions commenced in the third quarter of 2005 and were completed by December 31, 2008.  As of that date, $16 million of accrued expenses were recorded on the Corporation’s balance sheet.  During the first quarter of 2009, cash payments of $8 million and $1 million of foreign currency adjustments reduced the accrual to approximately $7 million at March 31, 2009.  Approximately $2 million will be paid in the second quarter of 2009 and the balance will be paid when the liabilities mature.

Note 4.  Inventories

The following schedule presents inventories by major class:

	March 31, 2009			December 31, 2008
Summary of Inventories	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total

At the lower of cost determined on the
FIFO or weighted-average cost methods
or market:
Raw materials	$133	$288	$421	$150	$367	$517
Work in process	199	124	323	246	133	379
Finished goods	615	771	1,386	758	832	1,590
Supplies and other	-	261	261	-	262	262
	947	1,444	2,391	1,154	1,594	2,748

Excess of FIFO or weighted-average
cost over LIFO cost	(204)	-	(204)	(255)	-	(255)

Total	$743	$1,444	$2,187	$899	$1,594	$2,493

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

Note 5.  Employee Postretirement Benefits

The table below presents the interim period disclosures required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits:

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended March 31
(Millions of dollars)	2009	2008	2009	2008

Service cost	$16	$20	$3	$3
Interest cost	77	82	13	13
Expected return on plan assets	(65)	(94)	-	-
Recognized net actuarial loss	43	14	-	1
Other	1	4	1	1
Net periodic benefit cost	$72	$26	$17	$18

During the first quarter of 2009 and 2008, the Corporation made cash contributions of approximately $90 million and $36 million, respectively, to its pension trusts.  The Corporation currently anticipates contributing about $530 million for the full year 2009 to its pension trusts.

Note 6.  Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS.  The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months
	Ended March 31
(Millions of shares)	2009	2008

Average shares outstanding	413.7	420.2
Participating securities	1.9	1.5
Basic	415.6	421.7
Dilutive effect of stock options	.1	1.7
Dilutive effect of restricted share and restricted
share unit awards	.2	.2
Diluted	415.9	423.6

Options outstanding during the three-month periods ended March 31, 2009 and 2008 to purchase 24.1 million and 7.8 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the periods.

The number of common shares outstanding as of March 31, 2009 and 2008 was 413.9 million and 419.1 million, respectively.

Note 7.  Stockholders’ Equity

Adoption of SFAS 160

SFAS 160 changes the classification of noncontrolling interests (formerly, minority owners’ interest in subsidiaries) in consolidated balance sheets and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  Under SFAS 160:

•
Noncontrolling interests are reported as an element of consolidated equity, thereby eliminating the prior practice of classifying minority owners’ interests within a mezzanine section of the balance sheet.

•
Reported net income includes the total income of all consolidated subsidiaries, with separate disclosure on the face of the income statement of the split of net income between the controlling and noncontrolling interests.

•
Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions.  If the controlling interest loses control and deconsolidates a subsidiary, full gain or loss on the transition is recognized.

Adoption of SFAS 160 is prospective; however, prior year amounts in the consolidated financial statements have been recast to conform to the following requirements of SFAS 160:

•
Noncontrolling interests, which are not redeemable at the option of the noncontrolling interests, were reclassified from the mezzanine to equity, separate from the parent’s stockholders’ equity, in the consolidated balance sheet.  Common securities, redeemable at the option of the noncontrolling interest, carried at redemption value of approximately $35 million are classified in a line item combined with redeemable preferred securities of subsidiary in the consolidated balance sheet.

•	Consolidated net income was recast to include net income attributable to both controlling and noncontrolling interests.

Note 7.  (Continued)

Set forth below is a reconciliation of comprehensive income and stockholders’ equity attributable to
Kimberly-Clark Corporation and noncontrolling interests.  Also reconciled is the redeemable preferred and common securities of subsidiaries, which is required to be classified outside of stockholders’ equity.

		Stockholders’ Equity Attributable to
	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2008		$3,878	$383	$1,032

Purchase of subsidiary shares
from noncontrolling interests		(170)	(108)	-

Comprehensive Income:
Net income	$431	407	10	14

Other Comprehensive income, net of tax:
Unrealized translation	(361)	(330)	(31)	-
Employee postretirement benefits	32	34	(2)	-
Other	(6)	(6)	-	-
Total Comprehensive Income	$96

Stock-based awards and other		10	(1)	13
Dividends declared		(248)	(13)	-
Return on redeemable preferred securities		-	-	(13)

Balance at March 31, 2009		$3,575	$238	$1,046

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

The net unrealized currency translation adjustments for the three months ended March 31, 2009 are primarily due to a strengthening of the U.S. dollar versus the euro, South Korean won, Swiss franc and the Colombian peso.

Note 7.  (Continued)

		Stockholders’ Equity Attributable to
	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2007		$5,224	$463	$1,026

Comprehensive Income:
Net income	$476	441	21	14

Other Comprehensive income, net of tax:
Unrealized translation	291	300	(9)	-
Employee postretirement benefits	(6)	(1)	(5)	-
Other	(22)	(22)	-	-
Total Comprehensive Income	$739

Stock-based awards and other		72	-	-
Shares repurchased		(202)	-	-
Dividends declared		(244)	(32)	-
Return on redeemable preferred securities		-	-	(7)

Balance at March 31, 2008		$5,568	$438	$1,033

SFAS 160 requires that the purchase of additional ownership in an already controlled subsidiary be treated as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income.  However, SFAS 160 also requires the presentation of the below schedule displaying the effect of a change in ownership interest between the Corporation and a noncontrolling interest.

	Three Months Ended March 31
(Millions of dollars)	2009	2008

Net Income attributable to Kimberly-Clark Corporation	$407	$441

Decrease in Kimberly-Clark Corporation’s additional paid-in capital for purchase of
remaining shares in its Andean subsidiary(a)	(133)	-

Change from net income attributable to Kimberly-Clark Corporation and transfers
to noncontrolling interests	$274	$441

(a)
During the first quarter of 2009, the Corporation acquired the remaining approximate 31 percent interest in its Andean region subsidiary, Colombiana Kimberly Colpapel S.A., for $289 million.  In accordance with SFAS 160, the acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income and additional paid-in capital classified in stockholders’ equity by approximately $278 million and increased investments in equity companies by approximately $11 million.

Note 8.  Risk Management

As a multinational enterprise, the Corporation is exposed to risks, such as changes in foreign currency exchange rates, interest rates and commodity prices.  The Corporation employs a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments.  The Corporation’s policies allow the use of derivatives for risk management purposes and prohibit their use for speculation.  The Corporation’s policies also prohibit the use of any leveraged derivative instrument.  Foreign currency derivative instruments, interest rate swaps and natural gas hedging contracts are entered into with major financial institutions.

Foreign Currency Exchange Risk Management

The Corporation has a centralized U.S. dollar functional currency international treasury operation (“In-House Bank”) that manages foreign currency exchange risks by netting exposures on a daily basis of recorded assets and liabilities of its non-U.S. dollar exposures and entering into derivative instruments with third parties whenever the net exposure in any single currency exceeds predetermined limits.  These derivative instruments are not designated as hedging instruments.  Changes in the fair value of these instruments are recorded in earnings when they occur.  The In-House Bank also records the gain or loss on the translation of its non-U.S. dollar denominated monetary assets and liabilities in earnings.  Consequently, the effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses.  The In-House Bank’s daily notional derivative positions with third parties averaged approximately $1.4 billion in the first quarter of 2009 and its average net exposure for the quarter was $1.0 billion.  The In-House Bank used eight counterparties for its foreign exchange forward contracts.

The Corporation enters into derivative instruments to hedge a portion of the foreign currency exposures of its non-U.S. operations principally for their forecasted purchases of pulp, which are priced in U.S. dollars.  The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges.  The Corporation also hedges a portion of the foreign currency exposures of its non-U.S. operations for imported intercompany finished goods priced in U.S. dollars and euros through the use of derivative instruments that are designated and qualify as cash flow hedges.  Gains and losses on these cash flow hedges, to the extent effective, are recorded in other comprehensive income net of related income taxes and released to earnings as the related finished goods inventory containing the pulp and imported intercompany finished goods are sold to unaffiliated customers.  As of March 31, 2009, the Corporation had approximately $548 million of outstanding forward contracts designated as cash flow hedges for the forecasted purchases of pulp and forecasted purchases of intercompany finished goods.

In addition, as of March 31, 2009, the Corporation had outstanding forward contracts designated as fair value hedges with third parties for U.S. dollar denominated intercompany debt of certain non-U.S. affiliates aggregating to $121 million.

The foreign currency exposure on intercompany loans of a long-term investment nature is hedged with derivative instruments with third parties.  These derivatives are not designated as hedging instruments.  At March 31, 2009, the notional amount of such derivative positions was $314 million.

Note 8.  (Continued)

Foreign Currency Translation Risk Management

Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies.  Translation exposure generally is not hedged.  However, consistent with prior years, a portion of the Corporation’s net investment in its Mexican affiliate has been hedged.  At March 31, 2009, the Corporation had in place net investment hedges of approximately $90 million for a portion of its investment in its Mexican affiliate.  There was no significant ineffectiveness on these hedges as of March 31, 2009.

Interest Rate Risk Management

Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments and interest rate swaps.  The objective is to maintain a cost-effective mix that management deems appropriate.  From time to time, the Corporation enters into interest rate swap contracts, which are derivative instruments, to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt.  These derivative instruments are designated and qualify as fair value hedges.  At March 31, 2009, the Corporation had no interest rate swap contracts in place.

From time to time, the Corporation uses derivatives to hedge the anticipated issuance of fixed-rate debt.  These exposures are hedged with forward-starting swaps or “treasury locks” (e.g., a 10-year “treasury lock” hedging the anticipated issuance of 10-year debt).  At March 31, 2009, the Corporation had several outstanding treasury locks with an aggregate notional value of $250 million.

Commodity Price Risk Management

The Corporation uses derivative instruments to offset a portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.  The fair values of these readily marketable swap contracts are recorded in the Corporation’s Consolidated Balance Sheet as an asset or liability, as appropriate.  On the date the derivative contract is entered into, the Corporation formally documents and designates the swap contract as a cash flow hedge, including designating how the effectiveness of the hedge will be measured.  This process links the swap contract to specific forecasted transactions.

As of March 31, 2009, the Corporation had outstanding commodity forward contracts to hedge forecasted purchases of approximately 50 percent of the Corporation’s estimated natural gas requirements for the balance of the current year and a lesser percentage for future periods.

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Fair Value Hedges

Derivative instruments that are designated and qualify as fair value hedges are used by the Corporation to manage interest rate risk and certain U.S. dollar denominated intercompany debt of non-U.S. affiliates.  The realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt.   The fair values of these instruments are recorded in the Corporation’s Consolidated Balance Sheet as an asset or liability, as appropriate, with the offset recorded in current earnings.  The offset to the change in fair values of the hedged debt instruments also is recorded in current earnings.  Changes in the fair value of derivative instruments that hedge the U.S. dollar denominated intercompany debt are recorded in current earnings as well as the change in fair value of the hedged intercompany debt.

Note 8.  (Continued)

The Corporation’s fair value hedges resulted in no significant ineffectiveness in the three-month period ended March 31, 2009.  For the three-month periods ended March 31, 2009 and 2008, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges (e.g., hedging a portion of the currency exposure on the forecasted U.S. dollar denominated purchases of pulp by the Corporation’s non-U.S. subsidiaries), the effective portion of the gain or loss on the derivative instrument is initially recorded in other comprehensive income and reclassified to income in the same period that the hedged exposure affects income.  Changes in the fair values of derivative instruments used to hedge the price of natural gas, to the extent effective, are recorded in other comprehensive income, net of related income taxes, and recognized in income at the time the cost of the natural gas is recognized in income.

The Corporation’s cash flow hedges resulted in no significant ineffectiveness in the three-month period ended March 31, 2009.  For the three-month periods ended March 31, 2009 and 2008, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring within the time frames specified in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  At March 31, 2009, the Corporation expected to reclassify $11 million of after-tax losses from accumulated other comprehensive income primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions.  The maximum maturity of cash flow hedges in place at March 31, 2009 is December 2011.

Credit-risk-related Contingent Features

Certain of the Corporation’s derivative agreements contain credit support provisions that require the Corporation to post collateral if certain value or ratings thresholds are exceeded.  As of March 31, 2009, the Corporation had posted no collateral under these agreements, which have a contract value of approximately $7 million.

Quantitative Information about the Corporation’s use of Derivative Instruments

The following tables display the location and fair values of derivative instruments presented in the Corporation’s Consolidated Balance Sheet and the location and amount of gains and losses reported in the Corporation’s Consolidated Income Statement and Statement of Other Comprehensive Income (“OCI”).

The Effect of Derivative Instruments on the Consolidated Income Statement for the Periods Ended March 31, 2009 and 2008 – (Millions of dollars)
Foreign exchange contracts	Income Statement Classification	Gain or (Loss) Recognized in Income
		2009	2008
Fair Value Hedges	Other income and (expense), net	$(15)	$1

Undesignated Hedging Instruments	Other income and (expense), net(a)	$(76)	$28

Note 8.  (Continued)

	Amount of Gain or (Loss) Recognized In OCI		Income Statement Classification of Gain or (Loss) Reclassified from OCI	Gain or (Loss) Reclassified from OCI into Income
	2009	2008		2009	2008
Cash Flow Hedges

Interest rate contracts	$7	$(9)	Interest Expense	$1	$1
Foreign exchange contracts	18	(22)	Cost of Sales	18	(11)
Commodity contract	(22)	3	Cost of Sales	(12)	(2)

Total	$3	$(28)		$7	$(12)

Net Investment Hedges
Foreign exchange contracts	$(8)	$(2)		$-	$-

(a)
The vast majority of the gains and (losses) on these instruments arise from derivatives entered into with third parties by the In-House Bank.  As previously noted, the In-House Bank also records gains and (losses) on the translation of its non-U.S. dollar denominated monetary assets and liabilities in earnings.  Consequently, the effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses.

Fair Values of Derivative Instruments
	Asset Derivatives
(Millions of dollars)	March 31, 2009		March 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:

Interest rate contracts	Other assets	$10	Other assets	$34
Foreign exchange contracts	Other current assets	25	Other current assets	4
Commodity contracts		-	Other current assets	3

Total		$35		$41

Undesignated Derivatives:

Foreign exchange contracts	Other current assets	$30	Other current assets	$18

Total asset derivatives		$65		$59

Fair Values of Derivative Instruments
	Liability Derivatives
(Millions of dollars)	March 31, 2009		March 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:

Interest rate contracts	Accrued expenses	$5	Other liabilities	$9
Foreign exchange contracts	Accrued expenses	13	Accrued expenses	27
Commodity contracts	Accrued expenses	26	Accrued expenses	2
Commodity contracts	Other liabilities	3		-

Total		$47		$38

Undesignated Derivatives:

Foreign exchange contracts	Accrued expenses	$25	Accrued expenses	$6

Total liability derivatives		$72		$44

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

Note 9. (Continued)

The following schedules present information concerning consolidated operations by business segment:

	Three Months
	Ended March 31
(Millions of dollars)	2009	2008

NET SALES:

Personal Care	$1,977	$2,046
Consumer Tissue	1,574	1,707
K-C Professional & Other	651	761
Health Care	298	298
Corporate & Other	13	22
Intersegment sales	(20)	(21)

Consolidated	$4,493	$4,813

	Three Months
	Ended March 31
(Millions of dollars)	2009	2008

OPERATING PROFIT (reconciled to income before income taxes):

Personal Care	$442	$428
Consumer Tissue	194	156
K-C Professional & Other	80	97
Health Care	48	46
Other income and (expense), net(a)(b)	(77)	7
Corporate & Other(b)	(59)	(70)

Consolidated Operating Profit	628	664

Interest income	8	8
Interest expense	(73)	(74)

Income Before Income Taxes	$563	$598

Notes:

(a) 2009 includes $76 million of currency transaction losses versus $12 million of currency transaction gains in 2008.

(b) For the period ended March 31, 2008, Other income and (expense), net includes $(1) million and Corporate & Other includes $(23) million of pretax amounts for the strategic cost reductions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects.  The following will be discussed and analyzed:

•	Overview of First Quarter 2009 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Standards

•	Environmental Matters

•	Business Outlook

Overview of First Quarter 2009 Results

•	Net sales decreased 6.6 percent.

•	Operating profit and net income attributable to Kimberly-Clark Corporation decreased 5.4 percent and 7.7 percent, respectively.

•	Cash provided by operations was $692 million, an increase of 55.9 percent over last year.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s first quarter of 2009 net sales, operating profit and other information relevant to an understanding of the results of operations.

First Quarter of 2009 Compared With First Quarter of 2008

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2009	2008

Personal Care	$1,977	$2,046
Consumer Tissue	1,574	1,707
K-C Professional & Other	651	761
Health Care	298	298
Corporate & Other	13	22
Intersegment sales	(20)	(21)

Consolidated	$4,493	$4,813

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net		Mix/
	Change	Growth	Price	Currency	Other

Consolidated	(6.6)	(3)	6	(10)	-

Personal Care	(3.4)	1	6	(11)	1
Consumer Tissue	(7.8)	(5)	6	(10)	1
K-C Professional & Other	(14.5)	(9)	5	(9)	(1)
Health Care	-	4	-	(4)	-

•
Personal care net sales in North America increased about 2 percent versus the year-ago quarter, as improvements in net selling prices and product mix of 5 percent and 1 percent, respectively, were partially offset by decreases in sales volumes and unfavorable currency effects of 2 percent each.  The higher net selling prices resulted from increases implemented during 2008 across all categories, net of increased competitive promotional activity, mainly for Huggies diapers.  Although product innovations contributed to solid volume gains for Depend and Poise adult care products, sales volumes for the Corporation’s child care and baby wipes brands were down high single digits, due in part to a slowdown in category sales.  Meanwhile, first quarter sales volumes of Huggies diapers and Kotex feminine care products declined slightly.

In Europe, personal care net sales fell approximately 22 percent in the quarter.  Unfavorable currency exchange rates accounted for almost 19 percentage points of the decrease.  Sales volumes were down about 3 percent compared with the prior year primarily as a result of lower sales of child care products, and net selling prices were down less than 1 percent.  Although sales volumes for Huggies diapers were little changed across the region, they were up in the growing Central European markets, but down in the Corporation’s four core markets of the U.K., France, Italy and Spain.

In developing and emerging markets, personal care net sales decreased about 5 percent, as continued growth in organic sales was more than offset by negative currency effects of 20 percent.  Sales volumes increased approximately 5 percent, while net selling prices improved nearly 9 percent and product mix was better by approximately 1 percent.  The growth in organic sales was broad-based, with particular strength in China, South Korea, Russia, Turkey, South Africa, Vietnam, Brazil and the Andean region in Latin America.

•
In North America, net sales of consumer tissue products increased about 1 percent in the first quarter, as an increase in net selling prices of more than 5 percent and improved product mix of about 2 percent were mostly offset by a 5 percent decline in sales volumes and negative currency effects of 1 percent.  The improvement in net selling prices reflects list price increases implemented across the bathroom tissue, paper towel and facial tissue categories during 2008, partially offset by an increase in competitive promotional activity.  The lower sales volumes reflect the Corporation’s focus on improving revenue realization, as well as slower category growth and consumer trade-down.  For the quarter, volume levels were down high-single digits across the Viva and Scott paper towel brands and mid-single digits for Kleenex facial tissue.  Overall bathroom tissue sales volumes were down low-single digits, as higher Scott Tissue volumes were more than offset by lower Cottonelle volumes.

In Europe, consumer tissue net sales dropped nearly 21 percent compared with the first quarter of 2008 on weaker foreign currency exchange rates of approximately 18 percent.  Sales volumes were down more than 6 percent, due mainly to lower sales of Andrex and Scottex bathroom tissue in response to higher prices and continued softness in category sales, particularly in the U.K.  Net selling prices improved 3 percent, primarily for bathroom tissue in most markets across the region, and product mix also was better by 1 percent.

Consumer tissue net sales in developing and emerging markets were lower by more than 11 percent, driven by unfavorable currency effects of approximately 19 percent and a 4 percent decline in sales volumes.  These factors more than offset a double-digit increase in net selling prices, as the Corporation raised prices in most markets over the past year to recover higher raw materials costs.

•
Net sales of K-C Professional (“KCP”) & other products decreased 14.5 percent compared with the first quarter of 2008.  Overall sales volumes fell more than 9 percent; changes in foreign currency rates also reduced sales by 9 percent and product mix was unfavorable by about 1 percent, partially offset by a 5 percent improvement in net selling prices.  Economic weakness and rising unemployment levels in North America and Europe had a significant effect on KCP’s categories in the first quarter.  In North America, net sales declined approximately 10 percent.  While net selling prices rose by 5 percent, sales volumes declined nearly 13 percent, and product mix and currency effects both were negative by about 1 percent.  In Europe, KCP’s sales went down 24 percent in the first quarter, as sales volumes were almost 10 percent lower, product mix was off 1 percent and weaker currencies depressed sales by about 17 percent.  These factors were partially offset by a 4 percent benefit from price increases implemented during 2008.  Across developing and emerging markets, net sales were down about 12 percent, primarily reflecting adverse currency effects of almost 19 percent, while sales volumes and net selling prices were higher by approximately 2 percent and 6 percent, respectively.

•
Net sales of health care products were unchanged in the first quarter, as growth in sales volumes of 4 percent was offset by unfavorable currency exchange rates.  The improvement in sales volumes was driven by mid-single digit growth in North America, with particular strength in sales of exam gloves, and double-digit growth in developing and emerging markets.  Sales volumes in Europe, however, were down mid-single digits.

By Geography
(Millions of dollars)

Net Sales	2009	2008

North America	$2,539	$2,551
Outside North America	2,105	2,432
Intergeographic sales	(151)	(170)

Consolidated	$4,493	$4,813

Commentary:

•	Net sales in North America were less than one percent lower compared with the prior year as higher net selling prices were offset by lower sales volumes.

•	Net sales outside North America decreased 13.4 percent as higher net selling prices were more than offset by unfavorable currency effects, particularly in Europe, South Korea, Australia and Brazil.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2009	2008

Personal Care	$442	$428
Consumer Tissue	194	156
K-C Professional & Other	80	97
Health Care	48	46
Other income and (expense), net(a)(b)	(77)	7
Corporate & Other(b)	(59)	(70)

Consolidated	$628	$664

Notes:

(a) 2009 includes $76 million of currency transaction losses versus $12 million of currency transaction gains in 2008.

(b) For the period ended March 31, 2008, Other income and (expense), net includes $(1) million and Corporate & Other includes $(23) million of pretax amounts for the strategic cost reductions.

Commentary:

Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
Total			Net	Input	Production
Change		Volume	Price	Costs(a)	Curtailment	Currency	Other

Consolidated	(5.4)	(6)	40	11	(14)	(23)	(13)

Personal Care	3.3	1	28	2	(7)	(10)	(11)
Consumer Tissue	24.4	(18)	71	23	(23)	(9)	(20)
K-C Professional & Other	(17.5)	(15)	38	21	(26)	(7)	(29)
Health Care	4.3	6	-	22	-	(5)	(19)

(a)  Includes raw materials cost deflation and energy and distribution variations.

Consolidated operating profit for the first quarter of 2009 was 5.4 percent lower than in the prior year.  Operating profit in 2008 included $24 million of charges for the strategic cost reduction plan that was completed at December 31, 2008.  See Note 3 to the Consolidated Financial Statements.  In addition to the effects of higher net selling prices and lower sales volumes, several other significant factors affected year-over-year operating profit comparisons.  Lower commodity costs and successful cost savings efforts benefited first quarter 2009 results.  Deflation in key cost inputs amounted to approximately $75 million overall versus 2008, including about $65 million in lower fiber costs, $20 million for raw materials other than fiber, primarily polymer resins and other oil-based materials and $10 million in distribution costs, partially offset by about $20 million of higher energy costs.  Cost savings in the quarter from the Corporation’s FORCE (Focused On Reducing Costs Everywhere) program and strategic cost reduction plan totaled $24 million and $21 million, respectively.  At the same time, production curtailments to control inventory levels reduced operating profit by approximately $90 million compared with the year-ago quarter.  The downtime helped the Corporation decrease inventories, which went down by more than $300 million during the quarter.  Pension expense rose by $46 million in the first quarter of 2009, as expected, with a majority of the increase reflected in cost of sales.

Meanwhile, currency losses reduced first quarter operating profit by approximately $150 million in 2009 versus 2008.  Translation losses arising from changes in currency exchange rates totaled more than $65 million, with a number of key currencies weakening by more than 20 percent versus the U.S. dollar.  In addition, other (income) and expense, net in the first quarter was a net expense of $77 million in 2009 compared with income of $7 million in 2008.  The change was driven by currency transaction losses totaling $76 million in the current year, whereas currency gains of $12 million were mainly responsible for the net benefit in the prior year.  Approximately two-thirds of the transaction losses incurred in 2009 related to conversion of local currency cash balances to U.S. dollars at the Corporation’s Venezuelan subsidiary (“K-C Venezuela”).  Currency exchange restrictions have been in place in Venezuela since 2003.  In order to pay for imported finished goods for which U.S. dollars were unavailable at the official rate and to comply with the currency exchange restrictions K-C Venezuela exchanged bolivars for U.S. dollars through a parallel exchange mechanism.  Actions are underway to deliver further improvement in business results at K-C Venezuela in order to mitigate the effects of the restrictions.

•
Personal care segment operating profit increased 3.3 percent as the benefits from higher net selling prices, cost savings and materials cost deflation were tempered by production curtailments and unfavorable currency effects.  In North America, operating profit increased primarily due to higher net selling prices, partially offset by production curtailments.  In Europe, operating results declined as lower sales volumes and production curtailments more than offset cost savings.  Operating profit in the developing and emerging markets increased because of higher net selling prices tempered by unfavorable currency effects and increased selling expenses.

•
Consumer tissue segment operating profit increased 24.4 percent.  Increased net selling prices, cost deflation and cost savings more than offset production curtailments and unfavorable currency effects.  In both North America and Europe, operating profit increased as higher net selling prices, cost deflation and cost savings more than offset production curtailments.  Results in Europe were also negatively impacted by unfavorable currency effects.  Operating profit in the developing and emerging markets increased principally because of higher net selling prices.

•
Operating profit for K-C Professional & Other products decreased 17.5 percent as higher net selling prices and cost deflation were more than offset by production curtailments, lower sales volumes and unfavorable currency effects.

•	Health care segment operating profit increased 4.3 percent as cost deflation, cost savings and higher sales volumes more than offset increased cost of products sold.

•	The variation in Other income (expense), net is due to the previously mentioned unfavorable effect of currency transaction losses.

By Geography
(Millions of dollars)

Operating Profit	2009	2008

North America	$505	$469
Outside North America	259	258
Other income and (expense), net (a)(b)	(77)	7
Corporate & Other(b)	(59)	(70)

Consolidated	$628	$664

Notes:

(a) 2009 includes $76 million of currency transaction losses versus $12 million of currency transaction gains in 2008.

(b) For the period ended March 31, 2008, Other income and (expense), net includes $(1) million and Corporate & Other includes $(23) million of pretax amounts for the strategic cost reductions.

Commentary:

•	Operating profit in North America increased 7.7 percent because higher net selling prices, cost deflation and cost savings more than offset production curtailment.

•	Operating profit outside North America was essentially even with last year as higher net selling prices were offset by production curtailments and unfavorable currency effects.

Additional Income Statement Commentary

•	Interest expense for the first quarter of 2009 was $1 million lower than the prior year primarily due to lower interest rates partially offset by a higher average level of debt.

•
The Corporation’s effective income tax rate was 29.1 percent in 2009 compared with 27.6 percent in 2008.  The increase in the effective tax rate in 2009 versus 2008 is primarily related to nondeductible currency transaction losses in Latin America in 2009.

•
The Corporation’s share of net income of equity companies in the first quarter decreased to $32 million from $43 million in 2008, mainly as a result of lower net income at Kimberly-Clark de Mexico, S.A.B. de C.V. (“KCM”).  Although KCM delivered high single-digit organic sales growth and improved its gross profit margin, net sales, operating profit and net income comparisons were adversely affected by currency translation and transaction losses, including losses on U.S. dollar-denominated liabilities.  Compared with the first quarter of 2008, the Mexican peso depreciated by an average of approximately 25 percent versus the U.S. dollar.  The Corporation’s share of currency effects at KCM totaled about $18 million for the quarter, equivalent to approximately 4 cents per share.  KCM has recently taken steps to hedge a significant portion of its U.S. dollar liability exposure.

•
Net income attributable to noncontrolling interests (formerly minority owners’ share of subsidiaries’ net income) was $24 million in the first quarter of 2009 compared with $35 million in the prior year.  The decrease was primarily due to noncontrolling interests’ share of the previously mentioned currency losses in Latin America, along with the acquisition of the remaining interest in the Corporation’s Andean subsidiary in late January 2009.

Liquidity and Capital Resources

•
Cash provided by operations in the first quarter totaled $692 million, an increase of 55.9 percent from $444 million in the prior year.  The improvement was driven by a significant reduction in the Corporation’s investment in working capital, particularly inventories, compared with the year-ago quarter, partially offset by lower cash earnings.  First quarter contributions to the Corporation’s defined benefit pension plans totaled $90 million in 2009 versus $36 million in 2008.

•	Capital spending for the quarter was $211 million compared with $221 million in the prior year and in line with the Corporation’s target for spending of $800 to $850 million for the full year of 2009.

•
During the first quarter of 2009, the Corporation purchased the remaining approximate 31 percent ownership in its Andean region subsidiary for $289 million bringing the Corporation’s ownership to 100 percent of the shares of Colombiana Kimberly Colpapel S.A.

•	Total debt and redeemable securities of subsidiaries was $7.2 billion at March 31, 2009 compared with $7.0 billion at the end of 2008.

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

Business Outlook

While declining commodity costs have begun to positively affect the Corporation’s gross margins, economic weakness is negatively impacting demand for its products.  In addition, currency effects are having a more negative effect than anticipated at the beginning of 2009.  The Corporation intends to further improve inventory levels which will result in production curtailment being higher than previously anticipated.  The Corporation believes it will generate incremental savings, particularly in product sourcing and supply chain costs, and is in the process of developing plans to drive greater efficiencies throughout its organization.  While there have been changes to certain of its original 2009 planning assumptions, the Corporation continues to expect that earnings per share in 2009 will be in a range of $4.00 to $4.20.

Information Concerning Forward-Looking Statements

Certain matters discussed in this report concerning, among other things, the business outlook, including currency effects, inventory levels, cost savings, anticipated costs and benefits related to product sourcing and supply chain initiatives and organization optimization efforts, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation’s results will be as estimated.  The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume levels.  In addition, many factors outside the control of the Corporation, including the prices of the Corporation’s raw materials, energy and distribution costs, potential competitive pressures on selling prices or advertising and promotion expenses for the Corporation’s products, and fluctuations in foreign currency exchange rates and foreign currency exchange restrictions, as well as general economic conditions in the markets in which the Corporation does business, could impact the realization of such estimates.

For a description of these and other factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 entitled “Risk Factors.”

Item 4. Controls and Procedures.

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2009.  There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Stock Repurchases.

The Corporation repurchases shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs.  The Corporation’s Board of Directors authorized a share repurchase program on July 23, 2007 that allows for the repurchase of 50 million shares in an amount not to exceed $5 billion.  No shares were repurchased during the first quarter of 2009.  As of March 31, 2009, the Corporation does not anticipate purchasing any shares of its common stock in 2009.

In addition, during January, February and March 2009, the Corporation purchased the following shares from current or former employees in connection with the exercise of employee stock options and other awards.

Month	Shares	Amount

January	7,995	$414,694
February	702	34,228
March	-	-

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2009 Annual Meeting of Stockholders of the Corporation was held on Thursday, April 30, 2009, at the Four Seasons Resort and Club, 4150 North MacArthur Boulevard, Irving, Texas.  Represented at the meeting in person or by proxy were 364,812,128 shares of common stock, or 88.12 percent of all shares of common stock outstanding.

Election of Directors

Following is a list of directors elected to one-year terms expiring at the 2010 Annual Meeting of Stockholders and the corresponding vote tabulation for the shares represented at the meeting.  There were no broker non-votes with respect to this matter.

Nominee	Votes For	Votes Against	Abstain

John R. Alm	349,873,950	13,986,528	960,375
Dennis R. Beresford	341,351,356	22,491,619	977,878
John F. Bergstrom	315,060,810	48,690,668	1,069,374
Abelardo E. Bru	348,589,210	15,273,597	958,045
Robert W. Decherd	334,531,150	29,242,447	1,047,255
Thomas J. Falk	345,965,236	17,892,011	963,605
Mae C. Jemison, M.D.	348,310,901	15,518,771	991,180
Ian C. Read	349,786,641	14,041,624	992,587
G. Craig Sullivan	348,451,890	15,394,636	974,327

The Corporation’s other directors are James M. Jenness, Linda Johnson Rice and Marc J. Shapiro.

Other Matters Voted on at Annual Meeting

The stockholders also voted on four proposals at the meeting.  The following table shows the vote tabulation for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Abstain	Broker-Votes

Ratification of Auditors	356,712,439	7,123,633	984,781	0

Approval of Amended and Restated Certificate of Incorporation Regarding Right of Holders of at Least Twenty-Five Percent of Shares to Call a Special Meeting of Stockholders	338,555,179	25,185,543	1,080,130	0

Reapproval of Performance Goals Under the 2001 Equity Participation Plan	332,153,635	28,961,481	3,704,136	1,600

Stockholder Proposal Regarding Cumulative Voting	117,379,023	196,613,947	4,156,208	46,671,674

Item 6.  Exhibits.

(a)   Exhibits.

Exhibit No. (3)a.  Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

Exhibit No. (3)b.  By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form
8-K dated May 1, 2009.

Exhibit No. (4).  Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)n.  Form of Award Agreements under the 2001 Equity Participation Plan, filed herewith.

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
Randy J. Vest
Vice President and Controller
(principal accounting officer)

May 8, 2009

EXHIBIT INDEX

Exhibit No.             Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)n.	Form of Award Agreements under the 2001 Equity Participation Plan, filed herewith.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.