Form 10-Q
period 2009-06-30
KIMBERLY CLARK CORP
filed 2009-08-07
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐   No  ☒

As of July 31, 2009, there were 414,492,692 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of dollars, except per share amounts)	2009	2008	2009	2008

Net Sales	$4,727	$5,006	$9,220	$9,819
Cost of products sold	3,154	3,522	6,193	6,879

Gross Profit	1,573	1,484	3,027	2,940
Marketing, research and general expenses	923	827	1,672	1,626
Other (income) and expense, net	41	7	118	-

Operating Profit	609	650	1,237	1,314
Interest income	6	8	14	16
Interest expense	(71)	(74)	(144)	(148)

Income Before Income Taxes, Equity Interests and Extraordinary Loss	544	584	1,107	1,182
Provision for income taxes	(158)	(174)	(322)	(339)

Income Before Equity Interests and Extraordinary Loss	386	410	785	843
Share of net income of equity companies	44	49	76	92
Extraordinary loss, net of income taxes	-	(8)	-	(8)

Net Income	430	451	861	927
Net income attributable to noncontrolling interests	(27)	(34)	(51)	(69)

Net Income Attributable to Kimberly-Clark Corporation	$403	$417	$810	$858

Per Share Basis:

Basic
Before extraordinary loss	$.97	$1.01	$1.95	$2.06
Extraordinary loss	-	(.02)	-	(.02)
Net Income Attributable to Kimberly-Clark Corporation	$.97	$.99	$1.95	$2.04

Diluted
Before extraordinary loss	$.97	$1.01	$1.95	$2.05
Extraordinary loss	-	(.02)	-	(.02)
Net Income Attributable to Kimberly-Clark Corporation	$.97	$.99	$1.95	$2.03

Cash Dividends Declared	$.60	$.58	$1.20	$1.16

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
(Millions of dollars)	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$591	$364
Accounts receivable, net	2,331	2,492
Inventories	2,058	2,493
Other current assets	484	464
Total Current Assets	5,464	5,813

Property	16,331	15,723
Less accumulated depreciation	8,523	8,056
Net Property	7,808	7,667

Investments in Equity Companies	369	324

Goodwill	2,981	2,743

Long-Term Notes Receivable	605	603

Other Assets	919	939
	$18,146	$18,089

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$373	$1,083
Accounts payable	1,512	1,603
Accrued expenses	2,000	1,723
Other current liabilities	421	343
Total Current Liabilities	4,306	4,752

Long-Term Debt	5,490	4,882
Noncurrent Employee Benefits	1,962	2,593
Long-Term Income Taxes Payable	151	189
Deferred Income Taxes	209	193
Other Liabilities	205	187
Redeemable Preferred and Common Securities of Subsidiaries	1,046	1,032

Stockholders’ Equity
Kimberly-Clark Corporation	4,496	3,878
Noncontrolling Interests	281	383
Total Stockholders’ Equity	4,777	4,261

	$18,146	$18,089

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Six Months
	Ended June 30
(Millions of dollars)	2009	2008

Operating Activities
Net income	$861	$927
Extraordinary loss, net of income taxes	-	8
Depreciation and amortization	367	400
Stock-based compensation	28	25
Decrease (increase) in operating working capital	886	(193)
Deferred income taxes	(63)	50
Net losses on asset dispositions	21	17
Equity companies’ earnings in excess of dividends paid	(51)	(53)
Postretirement benefits	(354)	(4)
Other	(6)	20

Cash Provided by Operations	1,689	1,197

Investing Activities
Capital spending	(396)	(434)
Acquisition of businesses, net of cash acquired	(165)	(76)
Proceeds from sales of investments	19	39
Proceeds from dispositions of property	2	1
Net (increase) decrease in time deposits	(40)	44
Investments in marketable securities	-	(9)
Other	(16)	(1)

Cash Used for Investing	(596)	(436)

Financing Activities
Cash dividends paid	(488)	(468)
Net (decrease) increase in short-term debt	(86)	213
Proceeds from issuance of long-term debt	2	34
Repayments of long-term debt	(32)	(35)
Cash paid on redeemable preferred securities of subsidiary	(26)	(20)
Shares purchased from noncontrolling interests	(278)	-
Proceeds from exercise of stock options	23	67
Acquisitions of common stock for the treasury	(6)	(437)
Other	2	(33)

Cash Used for Financing	(889)	(679)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	23	(9)
Increase in Cash and Cash Equivalents	227	73
Cash and Cash Equivalents, beginning of year	364	473

Cash and Cash Equivalents, end of period	$591	$546

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2009	2008	2009	2008

Net Income	$430	$451	$861	$927

Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	646	39	285	330
Employee postretirement benefits	145	6	177	-
Other	(9)	10	(15)	(12)
Total Other Comprehensive Income, Net of Tax	782	55	447	318

Comprehensive Income	1,212	506	1,308	1,245
Comprehensive income attributable to noncontrolling interests	62	19	53	40

Comprehensive Income Attributable to Kimberly-Clark Corporation	$1,150	$487	$1,255	$1,205

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Accounting Policies

Basis of Presentation

The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, management has evaluated events occurring subsequent to June 30, 2009 through August 7, 2009, the date of filing the Form 10-Q with the Securities and Exchange Commission, to determine if any such events should either be recognized or disclosed in these condensed Consolidated Financial Statements.

New Accounting Standards

Effective January 1, 2009, the Corporation adopted FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, as required.  The FSP specifies that certain share-based payment awards that are entitled to nonforfeitable dividends or dividend equivalents are participating securities, which must be included in the computation of basic and diluted earnings per share under the two-class method prescribed in SFAS No. 128, Earnings per Share.  Under the two-class method, earnings per share is computed by allocating net income between common stockholders and participating securities.

In accordance with the FSP, the Corporation’s basic and diluted earnings per share amounts have been recast from amounts previously reported as follows:

	As Previously Reported		As Recast
	Basic	Diluted	Basic	Diluted

2008:
First Quarter	$1.05	$1.04	$1.05	$1.04
Second Quarter	1.00	0.99	0.99	0.99
Six Months	2.05	2.04	2.04	2.03
Third Quarter	1.00	0.99	0.99	0.99
Fourth Quarter	1.01	1.01	1.01	1.01
Full Year	4.06	4.04	4.04	4.03

2007	4.13	4.09	4.11	4.08

2006	3.27	3.25	3.26	3.24

Note 1.  (Continued)

Effective June 30, 2009, the Corporation adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The required additional disclosures are included in Note 2.

Effective June 30, 2009, the Corporation adopted FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. Adoption of the FSP did not have a material effect on the Corporation’s financial statements.

Effective June 30, 2009, the Corporation adopted FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides guidance for estimating fair values when there is no active market or where the price inputs being used represent distressed sales and identifying circumstances that indicate a transaction is not orderly.  Adoption of the FSP did not have a material effect on the Corporation’s financial statements.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP requires disclosure about the fair values of plan assets held in an employer’s defined benefit pension or other postretirement plan, including:

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  Under current GAAP, a company must consolidate any entity in which it has a “controlling interest”, which can be based on a quantitative analysis.  SFAS 167 requires that a company must perform a qualitative analysis when determining whether it must consolidate a variable interest entity (“VIE”).  Under SFAS 167, if the company has an interest in a VIE that provides it with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that potentially could be significant to the VIE, the company must consolidate the VIE.  SFAS 167 requires ongoing reassessments to determine if a company must consolidate a VIE.  This differs from existing guidance, which requires a company to determine whether to consolidate a VIE only when specific events occur.  SFAS 167 is effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2009, and early adoption is prohibited.  The Corporation is currently evaluating SFAS 167 to determine if it must deconsolidate its monetization financing entities and its Luxembourg-based financing subsidiary.  Deconsolidation, if required, will not have a significant effect on earnings.  The Corporation is also assessing the effect of SFAS 167 on certain of its real estate entities.

Note 1.  (Continued)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS 162 (“SFAS 168”).  The Codification is effective for financial statements issued for interim or annual periods ending after September 15, 2009 and is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  As of the effective date of SFAS 168, all nongrandfathered non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Adoption of SFAS 168 will not have a financial impact on the Corporation’s financial statements.

Note 2.  Fair Value Measurements

The following information is presented in accordance with the requirements of SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The three levels in the hierarchy used to measure fair value are:

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

Set forth below are the assets and liabilities that are measured on a recurring basis at fair value as of June 30, 2009, together with the inputs used to develop those fair value measurements.  The Corporation has no assets or liabilities for which fair value was measured on a recurring basis using Level 3 inputs.

		Fair Value Measurements
(Millions of dollars)	June 30, 2009	Level 1	Level 2

Assets
Company-owned life insurance (“COLI”)	$ 40	$ -	$ 40
Available-for-sale securities	11	11	-
Derivatives	75	-	75

Total	$126	$11	$115

Liabilities
Derivatives	$150	$ -	$150

The COLI policies are a source of funding primarily for the Corporation’s nonqualified employee benefits and are included in other assets.  Available-for-sale securities are included in other assets.  The derivative assets and liabilities are included in other current assets, other assets, accrued expenses and other liabilities, as appropriate.

Note 2.  (Continued)

Level 1 Fair Values - The fair values of available-for-sale securities are based on quoted market prices in active markets for identical assets.  Unrealized losses on these securities aggregating $6 million have been recorded in other comprehensive income until realized.  The unrealized losses have not been recognized in earnings because the Corporation has both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of such securities.

Level 2 Fair Values - The fair value of the COLI policies is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers.  The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively.  The fair value of hedging instruments used to manage foreign currency risk is based on quotations of spot currency rates and forward points, which are converted into implied forward currency rates.  Additional information on the Corporation’s use of derivative instruments is contained in Note 8.

Fair Value Disclosures

As of June 30, 2009, the Consolidated Balance Sheet contains the following financial instruments, for which disclosure of fair value is required pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, as amended by FSP FAS 107-1 and APB 28-1.

	Carrying	Estimated
(Millions of dollars)	Amount	Fair Value
Assets
Cash and cash equivalents(a)	$591	$591
Time deposits(b)	166	166
Long-term notes receivable(c)	605	575

Liabilities and Redeemable Preferred and Common Securities of Subsidiaries

Short-term debt(d)	330	330
Long-term monetization loans(c)	616	611
Other long-term debt(e)	4,917	5,290
Redeemable preferred and common securities of subsidiaries(f)	1,046	1,115

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

(c)
Long-term notes receivable represent held-to-maturity securities, which arose from the sale of nonstrategic timberlands and related assets.  The notes, which are backed by irrevocable standby letters of credit issued by money center banks, are held by two consolidated financing entities. The financing entities have outstanding long-term monetization loans secured by the notes.  The maturity dates of the two loans were extended in June 2009.  This extension had no effect on the primary beneficiary determination.  The Corporation remains the primary beneficiary and continues to consolidate the financing entities.

Note 2.  (Continued)

The following summarizes the terms of the notes and the monetization loans as of June 30, 2009 (millions of dollars):

Description	Face Value	Carrying Amount	Maturity	Interest Rate(1)(2)
Note 1	$397	$391	09/30/2014	LIBOR minus 15 bps
Note 2	220	214	07/07/2011	LIBOR minus 12.5 bps
Loan 1	397	396	09/30/2010	LIBOR plus 127 bps
Loan 2	220	220	07/01/2010	LIBOR plus 110 bps

(1)  Payable quarterly
(2)  3-month LIBOR

The difference between the carrying amount of the notes and their fair value represents an unrealized loss position for which an other-than-temporary impairment has not been recognized in earnings because the Corporation does not have the intent to sell and has both the intent and ability to hold the notes for a period of time sufficient to allow for an anticipated recovery of fair value to the carrying amount of the notes.  Neither the notes nor the monetization loans are traded in active markets.  Accordingly, their fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade.  The model used the following inputs to calculate fair values: current LIBOR rate, fair value credit spread, stated spread, maturity date and interest payment dates.

(d)
Short-term debt is comprised of U.S. commercial paper with original maturities up to 90 days and other similar short-term debt issued by non-U.S. subsidiaries, all of which are recorded at cost, which approximates fair value.

(e)	Other long-term debt includes the current portion ($43 million) of these debt instruments.

(f)
The Redeemable Preferred Securities are not traded in active markets.  Accordingly, their fair values were calculated using a pricing model that compares the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade.  The model uses the following inputs to calculate fair values: current benchmark rate, fair value spread, stated spread, maturity date and interest payment dates.  The fair values of the Redeemable Common Securities were based on an independent third-party appraisal.

Note 3.  Organization Optimization Initiative

In June 2009, the Corporation announced actions to reduce its worldwide salaried workforce by approximately 1,600 positions by the end of 2009.  These actions are estimated to result in cumulative pretax charges of approximately $140 to $150 million by the end of 2009.  A pretax charge of $110 million ($78 million after-tax) was recorded in the quarter ended June 30, 2009.

Termination benefits related to the staff reductions were accrued in accordance with the requirements of SFAS No. 112, Employer’s Accounting for Postemployment Benefits and SFAS No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits (“SFAS 88”), as appropriate.  Substantially all the benefits under these programs will be paid by the end of 2009.

Note 3.  (Continued)

Costs of these actions are recorded at the business segment and corporate levels as follows:

(Millions of dollars)	Three Months Ended June 30 2009
Personal Care	$41
Consumer Tissue	42
K-C Professional & Other	14
Health Care	6
Corporate & Other	7
Total	$110

On a geographic area basis $76 million of the charges were recorded in North America and $34 million in Europe.

The charges are included in the following income statement captions:

Three Months
Ended June 30
(Millions of dollars)	2009
Cost of products sold	$27
Marketing, research and general expenses	83
Provision for income taxes	(32)
Net Charges	$78

At June 30, 2009, no severance payments had been made under this initiative.

Note 4.  Inventories

The following schedule presents inventories by major class:

	June 30, 2009			December 31, 2008
Summary of Inventories (Millions of dollars)	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total

At the lower of cost determined on the
FIFO or weighted-average cost methods
or market:
Raw materials	$122	$261	$383	$150	$367	$517
Work in process	183	119	302	246	133	379
Finished goods	549	737	1,286	758	832	1,590
Supplies and other	-	278	278	-	262	262
	854	1,395	2,249	1,154	1,594	2,748

Excess of FIFO or weighted-average
cost over LIFO cost	(191)	-	(191)	(255)	-	(255)

Total	$663	$1,395	$2,058	$899	$1,594	$2,493

Note 4.  (Continued)

The Corporation uses the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories.  Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

Note 5.  Employee Postretirement Benefits

The table below presents the interim period disclosures required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits:

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended June 30
(Millions of dollars)	2009	2008	2009	2008

Service cost	$17	$19	$3	$4
Interest cost	77	83	11	12
Expected return on plan assets	(67)	(95)	-	-
Recognized net actuarial loss (gain)	25	15	-	(1)
Curtailment	21	-	-	-
Other	-	3	1	1
Net periodic benefit cost	$73	$25	$15	$16

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Six Months Ended June 30
(Millions of dollars)	2009	2008	2009	2008

Service cost	$33	$39	$6	$7
Interest cost	154	165	24	25
Expected return on plan assets	(132)	(189)	-	-
Recognized net actuarial loss	68	29	-	-
Curtailment	21	-	-	-
Other	1	7	2	2
Net periodic benefit cost	$145	$51	$32	$34

During the first and second quarters of 2009, the Corporation made cash contributions of approximately $90 million and $405 million, respectively, to its pension trusts.  During the first and second quarters of 2008, the Corporation made cash contributions of approximately $36 million and $17 million, respectively, to its pension trusts.  The Corporation currently anticipates contributing about $530 million for the full year 2009 to its pension trusts.

Note 5.  (Continued)

In April 2009, the Corporation took action with respect to its U.S. defined benefit pension and supplemental benefit plans to provide that no future compensation and benefit service will be accrued under these plans, other than for certain employees subject to collective bargaining agreements, for plan years after December 31, 2009 (“DB Pension Freeze”).  In addition, the Corporation took action with respect to its Incentive Investment Plan (a 401(k) plan), Retirement Contribution Plan and Retirement Contribution Excess Benefit Program to discontinue all contributions to these plans for future plan years (other than for certain employees subject to collective bargaining agreements).  These changes will not affect benefits earned by participants prior to January 1, 2010.

Also in April, the Corporation announced that it intends to adopt, effective January 1, 2010, a new 401(k) profit sharing plan, and amend its supplemental plan, to provide for a matching contribution of 100 percent of a U.S. employee’s contributions to the plans, to a yearly maximum of four percent of eligible compensation, as well as a discretionary profit sharing contribution, in which contributions will be based on the Corporation’s profit performance.  Except for certain employees subject to collective bargaining agreements, U.S. participants’ investment balances in the Corporation’s existing 401(k) plan and Retirement Contribution Plan will be transferred to the new 401(k) plan.

The U.S. DB Pension Freeze resulted in a pension curtailment charge under SFAS 88 aggregating $21 million in the second quarter of 2009 due to the write-off of applicable unamortized prior service costs.  As a result of the curtailment, plan assets and projected benefit obligations were required to be remeasured as of the curtailment date.  The remeasurement decreased the projected benefit obligations by approximately $320 million.  In addition, pursuant to the requirements of SFAS No. 87, Employers’ Accounting for Pensions, the average remaining life expectancy of inactive participants rather than the average remaining service lives of active employees must be used in the amortization of actuarial gains and losses.  This change in amortization life reduced pension expense in second quarter 2009 by approximately $19 million.

Note 6.  Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS.  The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Average Common Shares Outstanding
	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of shares)	2009	2008	2009	2008

Average shares outstanding	414.1	417.7	413.9	418.9
Participating securities	1.5	1.8	1.7	1.7
Basic	415.6	419.5	415.6	420.6
Dilutive effect of stock options	.1	1.3	.1	1.4
Dilutive effect of restricted share and restricted share unit awards	.2	.2	.2	.2
Diluted	415.9	421.0	415.9	422.2

Options outstanding during the three- and six-month periods ended June 30, 2009 to purchase 26.3 million and 25.2 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the periods.

Note 6.  (Continued)

Options outstanding during the three- and six-month periods ended June 30, 2008 to purchase 10.1 million and 8.8 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the periods.

The number of common shares outstanding as of June 30, 2009 and 2008 was 414.3 million and 416.2 million, respectively.

Note 7.  Stockholders’ Equity

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

Set forth below is a reconciliation of comprehensive income and stockholders’ equity attributable to
Kimberly-Clark Corporation and noncontrolling interests for the six months ended June 30, 2009 and 2008.  Also reconciled for the same periods are the redeemable preferred and common securities of subsidiaries, which are required to be classified outside of stockholders’ equity.

Note 7.  (Continued)

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2008		$3,878	$383	$1,032

Purchase of subsidiary shares
from noncontrolling interests		(170)	(108)	-

Comprehensive Income:
Net income	$861	810	23	28

Other comprehensive income, net of tax:
Unrealized translation	285	299	(14)	-
Employee postretirement benefits	177	161	16	-
Other	(15)	(15)	-	-
Total Comprehensive Income	$1,308

Stock-based awards and other		30	-	12
Dividends declared		(497)	(18)	-
Return on redeemable preferred securities and noncontrollinginterests		-	(1)	(26)

Balance at June 30, 2009		$4,496	$281	$1,046

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

The net unrealized currency translation adjustments for the six months ended June 30, 2009 are primarily due to a weakening of the U.S. dollar versus the Australian dollar, Brazilian real and British pound.

Note 7.  (Continued)

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2007		$5,224	$463	$1,026

Purchase of subsidiary shares from noncontrolling interest		-	(30)	(2)

Comprehensive Income:
Net income	$927	858	41	28

Other comprehensive income, net of tax:
Unrealized translation	330	354	(23)	(1)
Employee postretirement benefits	-	5	(5)	-
Other	(12)	(12)	-	-
Total Comprehensive Income	$1,245

Stock-based awards and other		90	-	1
Shares repurchased		(430)	-	-
Dividends declared		(486)	(39)	-
Return on redeemable preferred securities and noncontrolling interests		-	(1)	(20)

Balance at June 30, 2008		$5,603	$406	$1,032

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

	Six Months Ended June 30
(Millions of dollars)	2009	2008

Net Income attributable to Kimberly-Clark Corporation	$810	$858

Decrease in Kimberly-Clark Corporation’s additional paid-in capital for purchase of
remaining shares in its Andean subsidiary(a)	(133)	-

Change from net income attributable to Kimberly-Clark Corporation and transfers
to noncontrolling interests	$677	$858

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

Note 8.  Risk Management

As a multinational enterprise, the Corporation is exposed to risks, such as changes in foreign currency exchange rates, interest rates, commodity prices and certain investments in its defined benefit pension plans.  A variety of practices is employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments.  On the date the derivative contract is entered into, the Corporation formally designates certain derivatives either as cash flow, fair value or net investment hedges (each discussed below), including how the effectiveness of these hedges will be assessed and measured.  This process links the derivatives to the transactions or financial balances they are hedging.  Changes in the fair value of derivatives not designated as hedging instruments are recorded to earnings when they occur.

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

Foreign Currency Exchange Risk Management

The Corporation has a centralized U.S. dollar functional currency international treasury operation (“In-House Bank”) that manages foreign currency exchange risks by netting exposures on a daily basis of recorded assets and liabilities of its non-U.S. dollar exposures and entering into derivative instruments with third parties whenever the net exposure in any single currency exceeds predetermined limits.  These derivative instruments are not designated as hedging instruments.  Changes in the fair value of these instruments are recorded in earnings when they occur.  The In-House Bank also records the gain or loss on the translation of its non-U.S. dollar denominated monetary assets and liabilities in earnings.  Consequently, the effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses.  The In-House Bank’s daily notional derivative positions with third parties averaged approximately $1.2 billion in the first six months of 2009 and its average net exposure for the period was $1.0 billion.  The In-House Bank used eight counterparties for its foreign exchange derivative contracts.

The Corporation enters into derivative instruments to hedge a portion of the foreign currency exposures of its non-U.S. operations principally for their forecasted purchases of pulp, which are priced in U.S. dollars.  The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges.  The Corporation also hedges a portion of the foreign currency exposures of its non-U.S. operations for imported intercompany finished goods priced in U.S. dollars and euros through the use of derivative instruments that are designated and qualify as cash flow hedges.  Gains and losses on these cash flow hedges, to the extent effective, are recorded in other comprehensive income net of related income taxes and released to earnings as the related finished goods inventory containing the pulp and imported intercompany finished goods are sold to unaffiliated customers.  As of June 30, 2009, the Corporation had approximately $518 million of outstanding derivative contracts designated as cash flow hedges for the forecasted purchases of pulp and forecasted purchases of intercompany finished goods.

The foreign currency exposure on intercompany loans of a long-term investment nature is hedged with derivative instruments with third parties.  These derivatives are not designated as hedging instruments.  At June 30, 2009, the notional amount of these derivative positions was $314 million.

Note 8.  (Continued)

Foreign Currency Translation Risk Management

Translation adjustments result from translating foreign entities’ financial statements into U.S. dollars from their functional currencies.  Translation exposure generally is not hedged.  However, consistent with prior years, a portion of the Corporation’s net investment in its Mexican affiliate has been hedged.  At June 30, 2009, the Corporation had in place net investment hedges of approximately $67 million for a portion of its investment in its Mexican affiliate.  There was no significant ineffectiveness on these hedges as of June 30, 2009.

Interest Rate Risk Management

Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments and interest rate swaps.  The objective is to maintain a cost-effective mix that management deems appropriate.  From time to time, the Corporation enters into interest rate swap contracts, which are derivative instruments, to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt.  These derivative instruments are designated and qualify as fair value hedges.  At June 30, 2009, the Corporation had no interest rate swap contracts in place.

From time to time, the Corporation uses derivatives to hedge the anticipated issuance of fixed-rate debt.  These exposures are hedged with forward-starting swaps or “treasury locks” (e.g., a 10-year “treasury lock” hedging the anticipated underlying U.S. Treasury interest rate related to issuance of 10-year debt).  At June 30, 2009, the Corporation had several outstanding forward-starting swaps with an aggregate notional value of $250 million.

Commodity Price Risk Management

The Corporation uses derivative instruments to offset a portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.

As of June 30, 2009, the Corporation had outstanding commodity forward contracts to hedge forecasted purchases of about 40 percent of the Corporation’s estimated natural gas requirements for the balance of the current year and a lesser percentage for future periods.

Management of Certain Equity Investments in the Corporation’s Defined Benefit Pension Plans

When deemed appropriate, certain of the Corporation’s defined benefit pension trusts execute hedging strategies to manage the price risk applicable to equity investments.  These strategies are designed to limit the downside exposure of equity investments by trading off upside potential above an acceptable level.  In June 2009, zero-cost equity collars were established to protect potential losses up to a certain level and to allow realization of potential gains up to a certain level on $1.0 billion of U.S. equity exposure in the Corporation’s U.S. pension trust from June 2 to December 30, 2009.

Note 8.  (Continued)

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Fair Value Hedges

Derivative instruments that are designated and qualify as fair value hedges are used by the Corporation to manage interest rate risk and certain U.S. dollar denominated intercompany debt of non-U.S. affiliates.  The realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt.   The fair values of these instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings.  The offset to the change in fair values of the hedged debt instruments also is recorded in current earnings.  Changes in the fair value of derivative instruments that hedge the U.S. dollar denominated intercompany debt are recorded in current earnings as well as the change in fair value of the hedged intercompany debt.

Fair value hedges resulted in no significant ineffectiveness in the three-month period ended June 30, 2009.  For the six-month periods ended June 30, 2009 and 2008, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

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

The Corporation’s cash flow hedges resulted in no significant ineffectiveness in the six-month period ended June 30, 2009.  For the six-month periods ended June 30, 2009 and 2008, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring within the time frames specified in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  At June 30, 2009, $24 million of after-tax losses are expected to be reclassified from accumulated other comprehensive income primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions.  The maximum maturity of cash flow hedges in place at June 30, 2009 is December 2011.

Credit-risk-related Contingent Features

Certain of the Corporation’s derivative agreements contain credit support provisions that require posting collateral if certain value or ratings thresholds are exceeded.  As of June 30, 2009, the Corporation had posted no collateral under these agreements, which have a contract value of approximately $30 million.

Quantitative Information about the Corporation’s Use of Derivative Instruments

The following tables display the location and fair values of derivative instruments presented in the Corporation’s Consolidated Balance Sheet and the location and amount of gains and losses reported in the Corporation’s Consolidated Income Statement and Statement of Other Comprehensive Income (“OCI”).

Note 8.  (Continued)

The Effect of Derivative Instruments on the Consolidated Income Statement for the Three Months Ended June 30, 2009 and 2008 – (Millions of dollars)
Foreign exchange contracts	Income Statement Classification	Gain or (Loss) Recognized in Income
		2009	2008
Fair Value Hedges	Other income and (expense), net	$1	$(4)

Undesignated Hedging Instruments	Other income and (expense), net(a)	$(3)	$(23)

	Amount of Gain or (Loss) Recognized In OCI		Income Statement Classification of Gain or (Loss) Reclassified from OCI	Gain or (Loss) Reclassified from OCI into Income
	2009	2008		2009	2008
Cash Flow Hedges

Interest rate contracts	$19	$12	Interest Expense	$1	$-
Foreign exchange contracts	(35)	(7)	Cost of products sold	2	(12)
Commodity contract	2	5	Cost of products sold	(11)	2

Total	$(14)	$10		$(8)	$(10)

Net Investment Hedges
Foreign exchange contracts	$(5)	$(3)		$-	$-

The Effect of Derivative Instruments on the Consolidated Income Statement for the Six Months Ended June 30, 2009 and 2008 – (Millions of dollars)
Foreign exchange contracts	Income Statement Classification	Gain or (Loss) Recognized in Income
		2009	2008
Fair Value Hedges	Other income and (expense), net	$(14)	$(3)

Undesignated Hedging Instruments	Other income and (expense), net(a)	$(79)	$5

Note 8.  (Continued)

	Amount of Gain or (Loss) Recognized In OCI		Income Statement Classification of Gain or (Loss) Reclassified from OCI	Gain or (Loss) Reclassified from OCI into Income
	2009	2008		2009	2008
Cash Flow Hedges

Interest rate contracts	$26	$3	Interest Expense	$1	$1
Foreign exchange contracts	(17)	(29)	Cost of products sold	21	(23)
Commodity contract	(20)	8	Cost of products sold	(23)	-

Total	$(11)	$(18)		$(1)	$(22)

Net Investment Hedges
Foreign exchange contracts	$(13)	$(5)		$-	$-

(a)
The majority of the gains and (losses) on these instruments arise from derivatives entered into with third parties by the In-House Bank.  As previously noted, the In-House Bank also records gains and (losses) on the translation of its non-U.S. dollar denominated monetary assets and liabilities in earnings.  Consequently, the effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses.

Fair Values of Derivative Instruments
	Asset Derivatives
(Millions of dollars)	June 30, 2009		June 30, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:

Interest rate contracts	Other assets	$30	Other assets	$18
Foreign exchange contracts	Other current assets	4	Other current assets	4
Commodity contracts	Other assets	1	Other current assets	5

Total		$35		$27

Undesignated Derivatives:

Foreign exchange contracts	Other current assets	$40	Other current assets	$13

Total asset derivatives		$75		$40

Note 8.  (Continued)

Fair Values of Derivative Instruments
	Liability Derivatives
(Millions of dollars)	June 30, 2009		June 30, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:

Foreign exchange contracts	Accrued expenses	$42	Accrued expenses	26
Commodity contracts	Accrued expenses	15	Accrued expenses	-
Commodity contracts	Other liabilities	1		-

Total		$58		$26

Undesignated Derivatives:

Foreign exchange contracts	Accrued expenses	$92	Accrued expenses	$6

Total liability derivatives		$150		$32

Note 9.  Description of Business Segments

The Corporation is organized into operating segments based on product groupings.  These operating segments have been aggregated into four reportable global business segments: Personal Care; Consumer Tissue; K-C Professional & Other; and Health Care.  The reportable segments were determined in accordance with how the Corporation’s executive managers develop and execute the Corporation’s global strategies to drive growth and profitability of the Corporation’s worldwide Personal Care, Consumer Tissue, K-C Professional & Other and Health Care operations.  These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses.  Segment management is evaluated on several factors, including operating profit.  Segment operating profit excludes other income and (expense), net; income and expense not associated with the business segments; and the costs of corporate decisions related to the Corporation’s strategic cost reductions to streamline its manufacturing and administrative operations that commenced in the third quarter of 2005 and were completed by December 31, 2008.

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

Note 9. (Continued)

•
The K-C Professional & Other segment manufactures and markets facial and bathroom tissue, paper towels, napkins, wipers and a range of safety products for the away-from-home marketplace.  Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, WypAll, Kimtech, KleenGuard, Kimcare and Jackson brand names.

•
The Health Care segment manufactures and markets disposable health care products such as surgical gowns, drapes, infection control products, sterilization wrap, face masks, exam gloves, respiratory products and other disposable medical products.  Products in this segment are sold under the Kimberly-Clark, Ballard and other brand names.

The following schedules present information concerning consolidated operations by business segment:

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2009	2008	2009	2008

NET SALES:

Personal Care	$2,122	$2,165	$4,099	$4,211
Consumer Tissue	1,555	1,690	3,129	3,397
K-C Professional & Other	736	840	1,387	1,601
Health Care	335	306	633	604
Corporate & Other	14	23	27	45
Intersegment sales	(35)	(18)	(55)	(39)

Consolidated	$4,727	$5,006	$9,220	$9,819

Note 9.  (Continued)

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions of dollars)	2009	2008	2009	2008

OPERATING PROFIT (reconciled to income before
income taxes):

Personal Care	$394	$437	$836	$865
Consumer Tissue	161	130	355	286
K-C Professional & Other	102	111	182	208
Health Care	62	30	110	76
Other income and (expense), net(a)(b)	(41)	(7)	(118)	-
Corporate & Other(b)	(69)	(51)	(128)	(121)

Total Operating Profit	609	650	1,237	1,314

Interest income	6	8	14	16
Interest expense	(71)	(74)	(144)	(148)

Income Before Income Taxes	$544	$584	$1,107	$1,182

Notes:

(a)	Other income and (expense), net includes the following amounts of currency transaction gains (losses).

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008

Other income and (expense), net	$(20)	$(6)	$(96)	$6

(b)	Corporate & Other and Other income and (expense), net include the following amounts of pre-tax charges for the strategic cost reductions.

	Three Months	Six Months
	Ended June 30	Ended June 30
	2008	2008
Corporate & Other	$(14)	$(37)

Other income and (expense), net	(1)	(2)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects.  The following will be discussed and analyzed:

•	Overview of Second Quarter 2009 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Standards

•	Environmental Matters

•	Business Outlook

Overview of Second Quarter 2009 Results

•	Net sales decreased 5.6 percent.

•	Operating profit and net income attributable to Kimberly-Clark Corporation decreased 6.3 percent and 3.4 percent, respectively.

•	Cash provided by operations was $997 million, an increase of 32.4 percent over last year.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s second quarter and first six months of 2009 net sales, operating profit and other information relevant to an understanding of the results of operations.

Second Quarter of 2009 Compared With Second Quarter of 2008

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2009	2008

Personal Care	$2,122	$2,165
Consumer Tissue	1,555	1,690
K-C Professional & Other	736	840
Health Care	335	306
Corporate & Other	14	23
Intersegment sales	(35)	(18)

Consolidated	$4,727	$5,006

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net		Mix/
	Change	Growth	Price	Currency	Other

Consolidated	(5.6)	(2)	5	(8)	(1)

Personal Care	(2.0)	-	6	(9)	1
Consumer Tissue	(8.0)	(3)	4	(9)	-
K-C Professional & Other	(12.4)	(10)	3	(7)	2
Health Care	9.5	14	(1)	(4)	-

•
Personal care net sales in North America decreased 4 percent versus the second quarter of 2008.  Although net selling prices advanced approximately 2 percent, sales volumes fell more than 4 percent and currency effects reduced sales by 1 percent.  The higher selling prices resulted from increases implemented during 2008 across all categories, net of increased competitive promotional activity, mainly for Huggies diapers.  Sales volumes for Huggies diapers fell about 7 percent compared to double-digit growth in the year-ago period, and volumes for the Corporation’s child care brands were down about 6 percent, reflecting continued category softness.  Volume performance in the baby and child care categories was in line with the Corporation’s expectations and second quarter market shares in both categories improved sequentially from first quarter levels.  In other areas of the business, sales volumes for Huggies baby wipes increased at a double-digit rate in the second quarter, while volumes for the Corporation’s feminine care and adult incontinence brands fell about 4 percent.

In Europe, personal care net sales declined approximately 14 percent in the quarter, as unfavorable currency exchange rates reduced net sales by nearly 20 percent.  Sales volumes rose about 10 percent, while net selling prices were down about 4 percent in a continued competitive promotional environment.  The volume gains reflect continued strength for Huggies diapers in Central Europe, along with improvement in the Corporation’s four core markets of the U.K., France, Italy and Spain.

In developing and emerging markets, personal care net sales increased 1 percent, as continued double-digit growth in organic sales was mostly offset by negative currency effects of 16 percent.  Net selling prices improved more than 14 percent and product mix was better by more than 1 percent in the second quarter.  In addition, overall sales volumes increased approximately 2 percent despite lower diaper volumes in Australia.  The growth in organic sales was broad-based, with particular strength in China, South Korea, Russia, Turkey, South Africa, Vietnam, Brazil and the Andean region in Latin America.

•
In North America, net sales of consumer tissue products were essentially even with the year-ago period, as an increase in net selling prices of nearly 5 percent and slightly higher product mix were offset by a 5 percent decline in sales volumes.  The improvement in net selling prices reflects list price increases implemented across the bathroom tissue, paper towel and facial tissue categories during 2008, partially offset by an increase in competitive promotional activity.  The lower sales volumes reflect the Corporation’s focus on improving revenue realization, as well as slower category growth and consumer trade-down.  For the quarter, volumes were down approximately 10 percent for Kleenex facial tissue and the Corporation’s paper towel brands, while overall bathroom tissue volumes fell about 2 percent.

In Europe, consumer tissue net sales decreased more than 19 percent compared with the second quarter of 2008, on weaker foreign currency exchange rates of almost 19 percent.  Sales volumes were nearly 1 percent higher, while net selling prices and product mix each fell almost 1 percent in the quarter.

Consumer tissue net sales in developing and emerging markets declined by 9 percent, primarily due to unfavorable currency effects of nearly 15 percent and a decline in sales volumes of almost 4 percent.  These factors were partially offset by higher net selling prices of more than 8 percent, reflecting the Corporation’s aggressive actions over the past year to recover inflationary cost increases and improve profitability.  Enhanced product mix also boosted sales by 1 percent in the quarter.

•
Net sales of K-C Professional (“KCP”) & Other products decreased 12.4 percent compared with the second quarter of 2008.  Overall sales volumes fell about 10 percent, net of an approximate 2 percent benefit from the acquisition of Jackson Products, Inc. in the second quarter of 2009.  Changes in foreign currency rates reduced sales by 7 percent, while higher net selling prices and improved product mix increased sales by about 3 percent and 2 percent, respectively.  Economic weakness and rising unemployment levels in North America and Europe had a significant effect on KCP’s categories in the second quarter.  In North America, net sales declined 9 percent.  While net selling prices and product mix each improved 1 percent, sales volumes declined 10 percent and currency effects were negative by about 1 percent.  In Europe, KCP’s net sales declined 25 percent in the second quarter, as sales volumes were nearly 11 percent lower, product mix was down about 2 percent and weaker currencies reduced sales by 16 percent, while net selling prices increased more than

 3 percent.  Across developing and emerging markets, net sales were down about 9 percent, including adverse currency effects of
13   percent.  Organic growth was driven by higher net selling prices of approximately 8 percent and improved product mix of about 4 percent, with an offsetting decline in sales volumes of 8 percent.

•
Net sales of health care products increased 9.5 percent in the second quarter.  Sales volumes climbed about 14 percent, while net selling prices were lower by 1 percent and unfavorable currency exchange rates reduced sales by 4 percent.  Volume growth was broad-based across most product categories, including continued double-digit growth in exam gloves.  The business continues to benefit from strong results in nitrile gloves, including the new Lavender offering introduced late last year.  In addition, nearly half of the total gain in health care volumes in the quarter was attributable to increased global demand for face masks as a result of the H1N1 flu virus.

By Geography
(Millions of dollars)

Net Sales	2009	2008

North America	$2,594	$2,645
Outside North America	2,311	2,517
Intergeographic sales	(178)	(156)

Consolidated	$4,727	$5,006

Commentary:

•	Net sales in North America declined 1.9 percent primarily due to lower sales volumes partially offset by higher net selling prices.

•	Net sales outside North America decreased 8.2 percent as higher net selling prices were more than offset by unfavorable currency effects, particularly in Europe, South Korea, Australia and Brazil.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit(a)	2009	2008

Personal Care	$394	$437
Consumer Tissue	161	130
K-C Professional & Other	102	111
Health Care	62	30
Other income and (expense), net(b)(c)	(41)	(7)
Corporate & Other(c)	(69)	(51)

Consolidated	$609	$650

Notes:

(a)
Organization optimization charges (as described in Note 3 to the Consolidated Financial Statements) are included in the business segments as follows (also shown is the percentage change in operating profit versus the prior year due to these charges):

	Amount	Percentage Variation
Personal Care	$41	(9.4)
Consumer Tissue	42	(32.3)
K-C Professional & Other	14	(12.6)
Health Care	6	(20.0)
Corporate & Other	7	(13.7)
Total	$110	(16.9)

(b)	2009 includes $20 million of currency transaction losses versus $6 million of currency transaction losses in 2008.

(c)	Other income and (expense), net includes $(1) million and Corporate & Other includes $(14) million of pretax amounts for the strategic cost reductions in 2008.

Commentary:

Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
Total			Net	Input	Production
Change		Volume	Price	Costs(a)	Curtailment	Currency	Other(b)

Consolidated	(6.3)	(7)	35	28	(7)	(19)	(36)

Personal Care	(9.8)	(3)	32	6	(3)	(19)	(23)
Consumer Tissue	23.8	(12)	52	81	(16)	(12)	(69)
K-C Professional & Other	(8.1)	(26)	23	30	(21)	(8)	(6)
Health Care	106.7	44	(8)	49	44	(8)	(14)

(a)    Includes raw materials cost deflation and energy and distribution variations.

(b)    Includes organization optimization charges as noted above.

Consolidated operating profit for the second quarter of 2009 was 6.3 percent lower than in the prior year.  In addition to the effects of higher net selling prices and lower sales volumes, there were a number of other significant factors affecting year-over-year operating profit comparisons.  Deflation in key cost inputs amounted to approximately $180 million overall versus 2008, including about $125 million in lower fiber costs, more than $40 million for raw materials other than fiber, primarily polymer resins and other oil-based materials, approximately $10 million in distribution costs, and $5 million of lower energy costs.  Cost savings in the quarter from the Corporation’s FORCE (Focused On Reducing Costs Everywhere) program and strategic cost reduction plan totaled $67 million and $16 million, respectively.  At the same time, production curtailments to control inventory levels reduced operating profit by approximately $45 million compared with the year-ago quarter.  The downtime helped the Corporation decrease inventories, which went down by more than $125 million during the quarter.  Second quarter results also included the approximate $110 million in severance costs, referred to above, to streamline the organization.  Pension expense rose by almost $50 million in the second quarter, as expected, with a majority of the increase reflected in cost of products sold.

Currency effects reduced second quarter operating profit by approximately $125 million in 2009 versus 2008.  Translation losses arising from changes in currency exchange rates totaled about $65 million, with a number of key currencies weakening by more than 15 percent versus the U.S. dollar.  In addition, cost of products sold in the second quarter of 2009 includes about $45 million of expense to recognize the U.S. dollar cost of importing finished product into Venezuela at the currency rate in place in the parallel market rather than the official rate.  Currency exchange restrictions have been in effect in Venezuela since 2003 and have become more restrictive in the last six to nine months.  In order to pay for imported finished goods for which U.S. dollars are unavailable at the official rate and to comply with the currency exchange restrictions, the Corporation’s Venezuelan subsidiary exchanges bolivars for U.S. dollars through the parallel exchange mechanism.  Conversion of cash balances in Venezuela at the parallel exchange rate that is not related to a specific U.S. dollar-denominated transaction continues to be reported in other (income) and expense, net.  Lastly, other (income) and expense, net in the second quarter was a net expense of $41 million in 2009 compared with $7 million in 2008.  The expense in 2009 included about $20 million in currency transaction losses, including parallel rate cash conversions in Venezuela, along with a $16 million non-cash charge related to one of the Corporation’s financing entities, whereas the expense in the prior year was driven by currency transaction losses.

•
Personal care segment operating profit decreased 9.8 percent as the benefits from higher net selling prices, cost savings and materials cost deflation were more than offset by charges for the organization optimization initiative, increased marketing and general expenses, and unfavorable currency effects.  In North America, operating profit was even with the prior year as higher net selling prices, cost savings and materials cost deflation were offset by lower sales volumes, organization optimization charges and production curtailments.  Operating profit in Europe decreased because cost savings and higher sales volumes were more than offset by lower net selling prices and charges for the organization optimization initiative.  In the developing and emerging markets, operating profit declined as higher net selling prices were offset by unfavorable currency effects, including the previously mentioned impact of finished product imports in Venezuela, and higher distribution and marketing costs.

•
Consumer tissue segment operating profit increased 23.8 percent on the strength of higher net selling prices, materials cost deflation and cost savings, partially offset by charges for the organization optimization initiative, production curtailments, lower sales volumes and unfavorable currency effects.  Increased operating profit in North America was driven by the same factors, except for currency effects, that drove the overall segment improvement.  In Europe, operating profit decreased as somewhat lower net selling prices, production curtailments, organization optimization charges and unfavorable currency effects more than offset cost savings and the benefits of materials cost deflation.  Operating profit in the developing and emerging markets increased primarily due to higher net selling prices.

•
Operating profit for K-C Professional & Other products decreased 8.1 percent as higher net selling prices and cost deflation were more than offset by production curtailments, lower sales volumes, charges for the organization optimization initiative and unfavorable currency effects.

•
Health care segment operating profit increased 106.7 percent because increased sales volumes, materials cost deflation and manufacturing production efficiencies more than offset organization optimization charges.

By Geography
(Millions of dollars)

Operating Profit	2009	2008

North America	$499	$458
Outside North America	220	250
Other income and (expense), net (a)(b)	(41)	(7)
Corporate & Other(b)	(69)	(51)

Consolidated	$609	$650

Notes:

(a)	2009 includes $20 million of currency transaction losses versus $6 million of currency transaction losses in 2008.

(b)	For the period ended June 30, 2008, Other income and (expense), net includes $(1) million and Corporate & Other includes $(14) million of pretax amounts for the strategic cost reductions.

Commentary:

•	Operating profit in North America increased 9.0 percent because higher net selling prices, cost deflation and cost savings more than offset lower sales volumes and organization optimization charges.

•
Operating profit outside North America decreased 12.0 percent as higher net selling prices were offset by production curtailments, organization optimization charges in Europe and unfavorable currency effects.

Additional Income Statement Commentary

•	Interest expense for the second quarter of 2009 was $3 million lower than the prior year primarily due to lower interest rates partially offset by a higher average level of debt.

•	The Corporation’s effective income tax rate was 29.0 percent in 2009 compared with 29.8 percent in 2008.

•
The Corporation’s share of net income of equity companies in the second quarter decreased to $44 million from $49 million in 2008, mainly as a result of lower net income at Kimberly-Clark de Mexico, S.A.B. de C.V. (“KCM”).  Although KCM delivered high single-digit organic sales growth and improved its gross profit margin, operating profit and net income comparisons were adversely affected by currency translation losses.  Compared with the second quarter of 2008, the Mexican peso depreciated on average by more than 20 percent versus the U.S. dollar.

•
Net income attributable to noncontrolling interests was $27 million in the second quarter of 2009 compared with $34 million in the prior year.  The decrease was primarily due to the acquisition of the remaining interest in the Corporation’s Andean affiliate in January 2009.

First Six Months of 2009 Compared With First Six Months of 2008

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2009	2008

Personal Care	$4,099	$4,211
Consumer Tissue	3,129	3,397
K-C Professional & Other	1,387	1,601
Health Care	633	604
Corporate & Other	27	45
Intersegment sales	(55)	(39)

Consolidated	$9,220	$9,819

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net		Mix/
	Change	Growth	Price	Currency	Other

Consolidated	(6.1)	(3)	5	(9)	1

Personal Care	(2.7)	1	6	(10)	-
Consumer Tissue	(7.9)	(4)	5	(10)	1
K-C Professional & Other	(13.4)	(9)	4	(8)	-
Health Care	4.8	9	-	(4)	-

•
Personal care net sales declined 2.7 percent as higher net selling prices, in North America and the developing and emerging markets, were more than offset by unfavorable currency effects, principally in Europe, South Korea, Australia, Brazil and Russia.

•
Consumer tissue net sales decreased 7.9 percent because unfavorable currency effects and lower sales volumes more than offset higher net selling prices.  The unfavorable currency effects primarily occurred in the same countries as personal care.

•	Net sales of K-C Professional & Other products decreased 13.4 percent as lower sales volumes and unfavorable currency effects, primarily in Europe, more than offset higher net selling prices.

•	Health care net sales increased 4.8 percent on the strength of higher sales volumes, tempered by unfavorable currency effects.

By Geography
(Millions of dollars)

Net Sales	2009	2008

North America	$5,133	$5,196
Outside North America	4,416	4,949
Intergeographic sales	(329)	(326)

Consolidated	$9,220	$9,819

Commentary:

•	Net sales in North America declined 1.2 percent due to lower sales volumes mostly offset by higher net selling prices.

•	Net sales outside North America decreased 10.8 percent as higher net selling prices were more than offset by unfavorable currency effects.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit(a)	2009	2008

Personal Care	$836	$865
Consumer Tissue	355	286
K-C Professional & Other	182	208
Health Care	110	76
Other income and (expense), net(b)(c)	(118)	-
Corporate & Other(c)	(128)	(121)

Consolidated	$1,237	$1,314

Notes:

(a)
Organization optimization charges (as described in Note 3 to the Consolidated Financial Statements) are included in the business segments as follows (also shown is the percentage change in operating profit versus the prior year due to these charges):

	Amount	Percentage Variation
Personal Care	$41	(4.7)
Consumer Tissue	42	(14.7)
K-C Professional & Other	14	(6.7)
Health Care	6	(7.9)
Corporate & Other	7	(5.8)
Total	$110	(8.4)

(b)	2009 includes $96 million of currency transaction losses versus $6 million of currency transaction gains in 2008.

(c)	Other income and (expense), net includes $(2) million and Corporate & Other includes $(37) million of pretax amounts for the strategic cost reductions in 2008.

Commentary:

Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
Total			Net	Input	Production
Change		Volume	Price	Costs(a)	Curtailment	Currency	Other(b)

Consolidated	(5.9)	(6)	38	19	(10)	(21)	(26)

Personal Care	(3.4)	(1)	30	4	(5)	(14)	(17)
Consumer Tissue	24.1	(15)	62	49	(20)	(10)	(42)
K-C Professional & Other	(12.5)	(21)	30	26	(24)	(8)	(16)
Health Care	44.7	21	(3)	33	20	(7)	(19)

(a)	Includes raw materials cost deflation and energy and distribution variations.

(b)	Includes organization optimization charges as noted above.

Consolidated operating profit decreased 5.9 percent compared with the prior year.  For the first six months of 2009, the benefits of increased net selling prices, cost savings of $128 million and materials cost deflation of approximately $255 million were more than offset by negative currency effects of $275 million, severance costs of $110 million, higher pension expense of $95 million, and higher operating costs, including production curtailments that reduced operating profit by $135 million.

•
Personal care segment operating profit declined 3.4 percent as higher net selling prices and cost savings were more than offset by production curtailments, the organization optimization charges and unfavorable currency effects.

•
Consumer tissue segment operating profit increased 24.1 percent because higher net selling prices, materials cost deflation and cost savings more than offset the organization optimization charges, production curtailments and unfavorable currency effects.

•
Operating profit for K-C Professional & Other products decreased 12.5 percent as lower sales volumes, production curtailments, the organization optimization charges and unfavorable currency effects more than offset materials cost deflation, cost savings and higher net selling prices.

•	Health care segment operating profit increased 44.7 percent due to higher sales volumes, materials cost deflation and manufacturing production efficiencies.

•
The charges included in other income and (expense), net for the first six months of 2009 are primarily related to currency transaction losses, with an approximate two-thirds of these transaction losses being related to conversion of local currency cash balances to U.S. dollars at the Corporation’s Venezuelan subsidiary.  Also included is the previously mentioned non-cash charge related to one of the Corporation’s financing entities.

By Geography
(Millions of dollars)

Operating Profit	2009	2008

North America	$1,004	$927
Outside North America	479	508
Other income and (expense), net(a)(b)	(118)	-
Corporate & Other(b)	(128)	(121)

Consolidated	$1,237	$1,314

Notes:

(a)	2009 includes $96 million of currency transaction losses versus $6 million of currency transaction gains in 2008.

(b)	For the period ended June 30, 2008, Other income and (expense), net includes $(2) million and Corporate & Other includes $(37) million of pretax amounts for the strategic cost reductions.

Commentary:

•	Operating profit in North America increased 8.3 percent primarily due to higher net selling prices, materials cost deflation and cost savings.

•	Operating profit outside North America decreased 5.7 percent because of unfavorable currency effects, production curtailments and organization optimization charges in Europe.

Additional Income Statement Commentary

•	Interest expense for the first six months of 2009 was $4 million lower than the prior year primarily due to lower interest rates partially offset by a higher average level of debt.

•	The Corporation’s effective tax rate was 29.1 percent in 2009 compared with 28.7 percent in 2008.

•
The Corporation’s share of net income of equity companies decreased to $76 million from $92 million in 2008.  The decrease was principally due to lower net income at KCM primarily as a result of currency translation losses.

•
Net income attributable to noncontrolling interests was $51 million in 2009 compared with $69 million in the prior year.  The decrease was primarily due to the acquisition of the remaining interest in the Corporation’s Andean affiliate in January 2009.

Liquidity and Capital Resources

•
Cash provided by operations for the first six months of 2009 was $1.7 billion, an increase of approximately 41 percent from $1.2 billion in the prior year.  The improvement was driven by a significant reduction in working capital, including inventories.  These benefits were partially offset by increased pension plan contributions.  Contributions to the Corporation’s defined benefit pension plans totaled approximately $495 million in 2009 versus $53 million in 2008.

•	Capital spending for the first six months was $396 million compared with $434 million last year and is essentially in line with the Corporation’s plan to spend $800 to $850 million this year.

•	At June 30, 2009, total debt and redeemable securities was $6.9 billion compared with $7.0 billion at the end of 2008.

•
During the second quarter of 2009, the Corporation acquired Jackson Products, Inc., a privately held safety products company, for approximately $155 million.  This acquisition is consistent with the Corporation’s global business plan strategy to accelerate growth of high-margin workplace products sold by its Kimberly-Clark Professional business.

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

Business Outlook

Despite an expectation that the external environment will remain challenging for the balance of the year, the Corporation has raised its estimate of full-year earnings per share to a range of $4.10 to $4.25 per share.  This is an increase from its previous estimate of $4.00 to $4.20 per share and includes an estimate of net costs of $.15 per share for its organization optimization initiative.  The updated earnings estimate reflects changes in certain key planning assumptions primarily related to net selling prices, cost savings and currency exchange rates.

Information Concerning Forward-Looking Statements

Certain matters discussed in this report concerning, among other things, the business outlook, including currency effects, inventory levels, cost savings, anticipated costs and benefits related to product sourcing and supply chain initiatives and organization optimization efforts, anticipated benefits from the strategic cost reduction plan, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation’s results will be as estimated.  The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume levels.  In addition, many factors outside the control of the Corporation, including the prices of the Corporation’s raw materials, energy and distribution costs, potential competitive pressures on selling prices or advertising and promotion expenses for the Corporation’s products, and fluctuations in foreign currency exchange rates and foreign currency exchange restrictions, as well as general economic conditions in the markets in which the Corporation does business, could impact the realization of such estimates.

For a description of these and other factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 entitled “Risk Factors.”

Item 4. Controls and Procedures.

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2009.  There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Stock Repurchases.

The Corporation repurchases shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs.  The Corporation’s Board of Directors authorized a share repurchase program on July 23, 2007 that allows for the repurchase of 50 million shares in an amount not to exceed $5 billion.  No shares were repurchased under this program during the second quarter of 2009.  As of June 30, 2009, the Corporation does not anticipate purchasing any shares of its common stock in 2009.

In addition, during April, May and June 2009, the Corporation purchased the following shares from current or former employees in connection with the exercise of employee stock options and other awards.

Month	Shares	Amount

April	101,357	$5,029,102
May	38	1,894
June	-	-

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

Exhibit No. (101).INS*  XBRL Instance Document

Exhibit No. (101).SCH*  XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL*  XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).LAB*  XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE*  XBRL Taxonomy Extension Presentation Linkbase Document

*  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Income Statement for the three and six months ended June 30, 2009 and 2008, (ii) Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Cash Flow Statement for the six months ended June 30, 2009 and 2008, (iv) Consolidated  Statement of Comprehensive Income for the three and six months ended June 30, 2009 and 2008, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Mark A. Buthman
Mark A. Buthman
Senior Vice President and
Chief Financial Officer
(principal financial officer)

By:	/s/ Randy J. Vest
Randy J. Vest
Vice President and Controller
(principal accounting officer)

August 7, 2009

EXHIBIT INDEX

Exhibit No.        Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS*	XBRL Instance Document

(101).SCH*	XBRL Taxonomy Extension Schema Document

(101).CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

(101).LAB*	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Income Statement for the three and six months ended June 30, 2009 and 2008, (ii) Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Cash Flow Statement for the six months ended June 30, 2009 and 2008, (iv) Consolidated  Statement of Comprehensive Income for the three and six months ended June 30, 2009 and 2008, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.