Form 10-Q
period 2009-09-30
KIMBERLY CLARK CORP
filed 2009-11-06
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐   No  ☒

As of October 30, 2009, there were 415,379,458 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions of dollars, except per share amounts)	2009	2008	2009	2008

Net Sales	$4,913	$4,998	$14,133	$14,817
Cost of products sold	3,186	3,535	9,379	10,414

Gross Profit	1,727	1,463	4,754	4,403
Marketing, research and general expenses	852	848	2,524	2,474
Other (income) and expense, net	4	5	122	5

Operating Profit	871	610	2,108	1,924
Interest income	7	15	21	31
Interest expense	(67)	(76)	(211)	(224)

Income Before Income Taxes, Equity Interests and Extraordinary Loss	811	549	1,918	1,731
Provision for income taxes	(240)	(154)	(562)	(493)

Income Before Equity Interests and Extraordinary Loss	571	395	1,356	1,238
Share of net income of equity companies	40	53	116	145
Extraordinary loss, net of income taxes, attributable to Kimberly-Clark Corporation	-	-	-	(8)

Net Income	611	448	1,472	1,375
Net income attributable to noncontrolling interests	(29)	(35)	(80)	(104)

Net Income Attributable to Kimberly-Clark Corporation	$582	$413	$1,392	$1,271

Per Share Basis:

Basic
Before extraordinary loss	$1.40	$.99	$3.35	$3.05
Extraordinary loss	-	-	-	(.02)
Net Income Attributable to Kimberly-Clark Corporation	$1.40	$.99	$3.35	$3.03

Diluted
Before extraordinary loss	$1.40	$.99	$3.35	$3.04
Extraordinary loss	-	-	-	(.02)
Net Income Attributable to Kimberly-Clark Corporation	$1.40	$.99	$3.35	$3.02

Cash Dividends Declared	$.60	$.58	$1.80	$1.74

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
(Millions of dollars)	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$750	$364
Accounts receivable, net	2,449	2,492
Inventories	2,014	2,493
Other current assets	571	464
Total Current Assets	5,784	5,813

Property	16,658	15,723
Less accumulated depreciation	8,732	8,056
Net Property	7,926	7,667

Investments in Equity Companies	368	324

Goodwill	3,073	2,743

Long-Term Notes Receivable	606	603

Other Assets	831	939
	$18,588	$18,089

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,210	$1,083
Accounts payable	1,668	1,603
Accrued expenses	1,974	1,723
Other current liabilities	460	343
Total Current Liabilities	5,312	4,752

Long-Term Debt	4,442	4,882
Noncurrent Employee Benefits	1,758	2,593
Long-Term Income Taxes Payable	122	189
Deferred Income Taxes	218	193
Other Liabilities	191	187
Redeemable Preferred and Common Securities of Subsidiaries	1,046	1,032

Stockholders’ Equity
Kimberly-Clark Corporation	5,191	3,878
Noncontrolling Interests	308	383
Total Stockholders’ Equity	5,499	4,261

	$18,588	$18,089

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Nine Months
	Ended September 30
(Millions of dollars)	2009	2008

Operating Activities
Net income	$1,472	$1,375
Extraordinary loss, net of income taxes	-	8
Depreciation and amortization	563	596
Stock-based compensation	63	38
Decrease (increase) in operating working capital	988	(180)
Deferred income taxes	(18)	16
Net losses on asset dispositions	33	35
Equity companies’ earnings in excess of dividends paid	(61)	(71)
Postretirement benefits	(535)	4
Other	(25)	17

Cash Provided by Operations	2,480	1,838

Investing Activities
Capital spending	(563)	(653)
Acquisition of businesses, net of cash acquired	(165)	(98)
Proceeds from sales of investments	31	41
Proceeds from dispositions of property	9	3
Net (increase) decrease in time deposits	(71)	76
Investments in marketable securities	-	(9)
Other	11	4

Cash Used for Investing	(748)	(636)

Financing Activities
Cash dividends paid	(737)	(709)
Net (decrease) increase in short-term debt	(303)	162
Proceeds from issuance of long-term debt	2	47
Repayments of long-term debt	(39)	(70)
Cash paid on redeemable preferred securities of subsidiary	(40)	(34)
Shares purchased from noncontrolling interests	(278)	-
Proceeds from exercise of stock options	40	104
Acquisitions of common stock for the treasury	(6)	(573)
Other	(8)	(49)

Cash Used for Financing	(1,369)	(1,122)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	23	(29)
Increase in Cash and Cash Equivalents	386	51
Cash and Cash Equivalents, beginning of year	364	473

Cash and Cash Equivalents, end of period	$750	$524

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2009	2008	2009	2008

Net Income	$611	$448	$1,472	$1,375

Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	313	(773)	598	(443)
Employee postretirement benefits	1	33	178	33
Other	(4)	3	(19)	(9)
Total Other Comprehensive Income, Net of Tax	310	(737)	757	(419)

Comprehensive Income	921	(289)	2,229	956
Comprehensive income attributable to noncontrolling interests	29	(1)	82	39

Comprehensive Income Attributable to Kimberly-Clark Corporation	$892	$(288)	$2,147	$917

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

Management has evaluated events occurring subsequent to September 30, 2009 through November 6, 2009, the date of filing the Form 10-Q with the Securities and Exchange Commission (“SEC”), to determine if any such events should either be recognized or disclosed in the condensed Consolidated Financial Statements.

New Accounting Standards

Effective January 1, 2009, the Corporation adopted new Financial Accounting Standards Board (“FASB”) guidance with respect to the classification of noncontrolling interests (formerly minority interests) in its Consolidated Financial Statements.  See Note 7 for additional detail.

Effective January 1, 2009, the Corporation adopted new accounting requirements whereby certain share-based payment awards entitled to nonforfeitable dividends or dividend equivalents are considered participating securities, and must be included in the computation of basic and diluted earnings per share under the two-class method.  Under the two-class method earnings per share are computed by allocating net income between common stockholders and participating securities.

The Corporation’s basic and diluted earnings per share amounts have been recast from amounts previously reported as follows:

	As Previously Reported		As Recast
	Basic	Diluted	Basic	Diluted

2008:
First Quarter	$1.05	$1.04	$1.05	$1.04
Second Quarter	1.00	0.99	0.99	0.99
Third Quarter	1.00	0.99	0.99	0.99
Nine Months	3.04	3.03	3.03	3.02
Fourth Quarter	1.01	1.01	1.01	1.01
Full Year	4.06	4.04	4.04	4.03

2007	4.13	4.09	4.11	4.08

2006	3.27	3.25	3.26	3.24

Note 1.  (Continued)

In June 2009, the Corporation adopted new FASB requirements to evaluate events or transactions that occur after the balance sheet date but before financial statements are issued.  Subsequent events that provide additional evidence about conditions that existed at the balance sheet date, including estimates inherent in the process of preparing financial statements, must be recognized in the financial statements.  Subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date but before financial statements are issued are not permitted to be recognized, but may require disclosure.

In June 2009, the FASB adopted a codification of accounting standards and the hierarchy of GAAP.  The codification became effective for financial statements issued for interim or annual periods ending after September 15, 2009 and is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  All nongrandfathered non-SEC accounting literature not included in the codification is superseded and deemed non-authoritative.  Adoption of the codification did not have a financial effect on the Corporation’s financial statements.

Effective June 30, 2009, as required, the Corporation:

•	expanded disclosures due to new FASB guidance about the fair value of financial instruments in its quarterly financial statements.

•
adopted new FASB guidance for determining other-than-temporary impairment of debt securities and improving the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements.  Adoption of this guidance did not have a material effect on the Corporation’s financial statements.

•
adopted new FASB guidance for estimating fair values of financial assets and liabilities in circumstances when there is no active market or where the price inputs being used represent distressed sales and identifying circumstances that indicate a transaction is not orderly.  Adoption of this guidance did not have a material effect on the Corporation’s financial statements.

In December 2008, the FASB issued new disclosure guidance about the fair values of plan assets held in an employer’s defined benefit pension or other postretirement plan.  This guidance includes disclosure of:

•	how investment allocation decisions are made,

•	the major categories of plan assets,

•	the inputs and valuation techniques used to measure fair value,

•	the effect of fair value measurements using significant unobservable inputs on year-to-year changes in plan assets, and

•	significant concentrations of risk within plan assets.

These disclosures are required for fiscal years ending after December 15, 2009.  Since the requirements consist only of additional disclosures, there will not be a financial effect on the Corporation’s financial statements.

In June 2009, the FASB revised the requirements for when a company must consolidate a variable interest entity (”VIE”) in which that company has an interest.  Under the new requirements, a company must perform a qualitative analysis when determining whether it must consolidate a VIE.  If the company has an interest in a VIE that provides it with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that potentially could be significant to the VIE, the company must consolidate the VIE.  A company will be required to perform ongoing reassessments to determine if it

Note 1.  (Continued)

must consolidate a VIE.  This differs from current guidance, which prescribes a quantitative analysis to determine whether to consolidate a VIE and requires this analysis be performed only when specific events occur.  The new requirement is effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2009, and early adoption is prohibited.  The Corporation is evaluating whether it must change its accounting for its monetization financing entities and its Luxembourg-based financing subsidiary.  These entities are currently consolidated in the Corporation’s financial statements.  Deconsolidation, if required, will not have a significant effect on the Corporation’s earnings and will have no effect on cash flow.  The Corporation is also assessing the effects of the new guidance on certain of its real estate entities, but does not expect any change in accounting to have a significant impact on its earnings.

Note 2.  Fair Value Measurements

The following fair value information is based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The three levels in the hierarchy used to measure fair value are:

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

Set forth below are the assets and liabilities that are measured on a recurring basis at fair value as of September 30, 2009, together with the inputs used to develop those fair value measurements.  The Corporation has no assets or liabilities for which fair value was measured on a recurring basis using Level 3 inputs.

		Fair Value Measurements
(Millions of dollars)	September 30, 2009	Level 1	Level 2

Assets
Company-owned life insurance (“COLI”)	$ 43	$ -	$ 43
Available-for-sale securities	13	13	-
Derivatives	58	-	58

Total	$ 114	$ 13	$ 101

Liabilities
Derivatives	$ 101	$ -	$ 101

Note 2.  (Continued)

The COLI policies are a source of funding primarily for the Corporation’s nonqualified employee benefits and are included in other assets.  Available-for-sale securities are included in other assets.  The derivative assets and liabilities are included in other current assets, other assets, accrued expenses and other liabilities, as appropriate.

Level 1 Fair Values - The fair values of available-for-sale securities are based on quoted market prices in active markets for identical assets.  Unrealized losses on these securities aggregating $5 million have been recorded in other comprehensive income until realized.  The unrealized losses have not been recognized in earnings because the Corporation has both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of such securities.

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

Fair Value Disclosures

As of September 30, 2009, the consolidated balance sheet contains the following financial instruments, for which disclosure of fair value is required.

	Carrying	Estimated
(Millions of dollars)	Amount	Fair Value
Assets
Cash and cash equivalents(a)	$750	$750
Time deposits(b)	210	210
Long-term notes receivable(c)	606	588

Liabilities and redeemable preferred and common securities of subsidiaries
Short-term debt(d)	119	119
Monetization loans - current(c)	617	616
Long-term debt(e)	4,916	5,461
Redeemable preferred and common securities of subsidiaries(f)	1,046	1,128

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

Note 2.  (Continued)

(c)
Long-term notes receivable represent held-to-maturity securities, which arose from the sale of nonstrategic timberlands and related assets.  The notes, which are backed by irrevocable standby letters of credit issued by money center banks, are held by two consolidated financing entities. The financing entities have outstanding long-term monetization loans secured by the notes.  The following summarizes the terms of the notes and the monetization loans as of September 30, 2009 (millions of dollars):

Description	Face Value	Carrying Amount	Maturity	Interest Rate(1)(2)
Note 1	$ 397	$ 391	09/30/2014	LIBOR minus 15 bps
Note 2	220	215	07/07/2011	LIBOR minus 12.5 bps
Loan 1	397	397	09/30/2010	LIBOR plus 127 bps
Loan 2	220	220	07/01/2010	LIBOR plus 110 bps

(1)  Payable quarterly
(2)  3-month LIBOR

The difference between the carrying amount of the notes and their fair value represents an unrealized loss position for which an other-than-temporary impairment has not been recognized in earnings because the Corporation does not have the intent to sell and has both the intent and ability to hold the notes for a period of time sufficient to allow for an anticipated recovery of fair value to the carrying amount of the notes.  Neither the notes nor the monetization loans are traded in active markets.  Accordingly, their fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade.  The model used the following inputs to calculate fair values: face value, current LIBOR rate, fair value credit spread, stated spread, maturity date and interest payment dates.

(d)	Short-term debt issued by non-U.S. subsidiaries has been recorded at cost, which approximates fair value.

(e)
Includes long-term debt instruments and the portion payable within the next twelve months ($474 million).  Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(f)
The redeemable preferred securities are not traded in active markets.  Accordingly, their fair values were calculated using a pricing model that compares the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade.  The model uses the following inputs to calculate fair values: face value, current benchmark rate, fair value spread, stated spread, maturity date and interest payment dates.  The fair values of the redeemable common securities were based on an independent third-party appraisal.

Note 3.  Organization Optimization Initiative

In June 2009, the Corporation announced actions to reduce its worldwide salaried workforce by approximately 1,600 positions by the end of 2009.  These actions are estimated to result in cumulative pretax charges of approximately $130 to $140 million by the end of 2009, down from the previous estimate of $140 to $150 million.  A pretax charge of $12 million ($9 million after-tax) was recorded in the quarter ended September 30, 2009.  Total pretax charges for the nine months ended September 30, 2009 are $122 million ($87 million after-tax).

Note 3.  (Continued)

Costs of these actions are recorded at the business segment and corporate levels as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
(Millions of dollars)	2009	2009

Personal Care	$3	$44
Consumer Tissue	5	47
K-C Professional & Other	2	16
Health Care	-	6
Corporate & Other	2	9

Total	$12	$122

On a geographic basis, charges were recorded in the following areas:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
(Millions of dollars)	2009	2009

North America	$5	$81
Europe	(3)	31
Other	10	10

Total	$12	$122

The charges are included in the following income statement captions:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
(Millions of dollars)	2009	2009

Cost of products sold	$14	$41
Marketing, research and general expenses	(2)	81
Provision for income taxes	(3)	(35)

Net Charges	$9	$87

Note 3.  (Continued)

The following reconciles the charges to accrued expenses:

(Millions of dollars)	September 30, 2009

Accrued expenses – beginning of year	$-
Charges	122
Cash payments	(82)
Currency	1
Accrued expenses – end of period	$41

Note 4.  Inventories

The following schedule presents inventories by major class:

	September 30, 2009			December 31, 2008
(Millions of dollars)	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total

At the lower of cost determined on the
FIFO or weighted-average cost methods
or market:
Raw materials	$119	$256	$375	$150	$367	$517
Work in process	166	114	280	246	133	379
Finished goods	560	711	1,271	758	832	1,590
Supplies and other	-	279	279	-	262	262
	845	1,360	2,205	1,154	1,594	2,748

Excess of FIFO or weighted-average
cost over LIFO cost	(191)	-	(191)	(255)	-	(255)

Total	$654	$1,360	$2,014	$899	$1,594	$2,493

The Corporation uses the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories.  Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

Note 5.  Employee Postretirement Benefits

The table below presents benefit cost information for defined benefit plans and other postretirement benefit plans:

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended September 30
(Millions of dollars)	2009	2008	2009	2008

Service cost	$19	$18	$3	$3
Interest cost	78	82	13	14
Expected return on plan assets	(69)	(93)	-	-
Recognized net actuarial loss	20	14	-	-
Other	3	2	1	-
Net periodic benefit cost	$51	$23	$17	$17

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Nine Months Ended September 30
(Millions of dollars)	2009	2008	2009	2008

Service cost	$52	$57	$9	$10
Interest cost	232	247	37	39
Expected return on plan assets	(201)	(282)	-	-
Recognized net actuarial loss	88	43	-	1
Curtailment	21	-	-	-
Other	4	9	3	1
Net periodic benefit cost	$196	$74	$49	$51

The Corporation made cash contributions to its pension trusts as follows:

(Millions of dollars)	2009	2008

First Quarter	$90	$36
Second Quarter	405	17
Third Quarter	223	14
Nine months ended September 30	$718	$67

The Corporation currently anticipates contributing about $730 million for the full year 2009 to its pension trusts.

In April 2009, the Corporation took action with respect to its U.S. defined benefit pension plan (other than for certain employees subject to collective bargaining agreements) and supplemental benefit plans, to provide that no future compensation and benefit service will be accrued under these plans for plan years after December 31, 2009 (“U.S. DB Pension Freeze”).  In addition, the Corporation took action with respect to its Incentive Investment Plan (a 401(k) plan) and Retirement Contribution Plan (other than for certain employees subject to collective bargaining agreements) and Retirement Contribution Excess Benefit Program to discontinue all contributions to these plans for future plan years.  These changes will not affect benefits earned by participants prior to January 1, 2010.

Note 5.  (Continued)

Also in April, the Corporation announced that it intends to adopt, effective January 1, 2010, a new 401(k) profit sharing plan, and amend its Retirement Contribution Excess Benefit Program, to provide for a matching contribution of 100 percent of a U.S. employee’s contributions to the plans, to a yearly maximum of four percent of eligible compensation, as well as a discretionary profit sharing contribution, in which contributions will be based on the Corporation’s profit performance.  Except for certain employees subject to collective bargaining agreements, U.S. participants’ investment balances in the Corporation’s existing 401(k) plan and Retirement Contribution Plan will be transferred to the new 401(k) plan.

The U.S. DB Pension Freeze resulted in a pension curtailment charge aggregating $21 million in the second quarter of 2009 due to the write-off of applicable unamortized prior service costs.  As a result of the curtailment, plan assets and projected benefit obligations were required to be remeasured as of the curtailment date.  The remeasurement decreased the projected benefit obligations by approximately $320 million.  In addition, the average remaining life expectancy of inactive participants rather than the average remaining service lives of active employees must be used in the amortization of actuarial gains and losses as a result of the freeze.

Note 6.  Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS.  The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Average Common Shares Outstanding
	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of shares)	2009	2008	2009	2008

Average shares outstanding	414.5	415.1	414.1	417.7
Participating securities	1.4	1.9	1.6	1.7
Basic	415.9	417.0	415.7	419.4
Dilutive effect of stock options	.6	.9	.2	1.3
Dilutive effect of restricted share and restricted share unit awards	.3	.2	.2	.2
Diluted	416.8	418.1	416.1	420.9

Options outstanding during the three- and nine-month periods ended September 30, 2009, to purchase 21.7 million and 22.1 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the periods.

Options outstanding during the three- and nine-month periods ended September 30, 2008, to purchase 16.5 million and 12.0 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the periods.

The number of common shares outstanding as of September 30, 2009 and 2008 was 414.7 million.

Note 7.  Stockholders’ Equity

Effective January 1, 2009, as required, the following changes were made with respect to the classification of noncontrolling interests (formerly minority owners’ interest in subsidiaries).  In addition, prior year amounts in the Consolidated Financial Statements have been recast to conform to the new requirements.

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

•	Consolidated net income was recast to include net income attributable to both the Corporation and noncontrolling interests.

Set forth below is a reconciliation of comprehensive income and stockholders’ equity attributable to Kimberly-Clark Corporation and noncontrolling interests for the nine-months ended September 30, 2009 and 2008.  Also reconciled for the same periods are the redeemable preferred and common securities of subsidiaries, which are required to be classified outside of stockholders’ equity.

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2008		$3,878	$383	$1,032

Comprehensive Income:
Net income	$1,472	1,392	38	42

Other comprehensive income, net of tax:
Unrealized translation	598	596	3	(1)
Employee postretirement benefits	178	178	-	-
Other	(19)	(19)	-	-
Total Comprehensive Income	$2,229

Stock-based awards		36	-	-
Shares repurchased		(6)	-	-
Recognition of stock-based compensation		63	-	-
Dividends declared		(746)	(22)	-
Additional investment in subsidiary and other		(181)	(93)	13
Return on redeemable preferred securities and noncontrolling interests		-	(1)	(40)

Balance at September 30, 2009		$5,191	$308	$1,046

The net unrealized currency translation adjustments for the nine-months ended September 30, 2009 are primarily due to a weakening of the U.S. dollar versus the Australian dollar, Brazilian real and British pound.

Note 7.  (Continued)

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2007		$5,224	$463	$1,026

Comprehensive Income:
Net income	$1,375	1,271	62	42

Other comprehensive income, net of tax:
Unrealized translation	(443)	(382)	(60)	(1)
Employee postretirement benefits	33	37	(4)	-
Other	(9)	(9)	-	-
Total Comprehensive Income	$956

Stock-based awards		100	-	-
Shares repurchased		(561)	-	-
Recognition of stock-based compensation		38	-	-
Dividends declared		(726)	(51)	(1)
Additional investment in subsidiary and other		3	(27)	(1)
Return on redeemable preferred securities and noncontrolling interests		-	(2)	(34)

Balance at September 30, 2008		$4,995	$381	$1,031

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

The purchase of additional ownership in an already controlled subsidiary is required to be treated as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income.  However, GAAP also requires the presentation of the following schedule displaying the effect of a change in ownership interest between the Corporation and a noncontrolling interest.

Note 7.  (Continued)

	Nine Months
	Ended September 30
(Millions of dollars)	2009	2008

Net Income attributable to Kimberly-Clark Corporation	$1,392	$1,271

Decrease in Kimberly-Clark Corporation’s additional paid-in capital for purchase of remaining shares in its Andean region subsidiary(a)	(133)	-

Change from net income attributable to Kimberly-Clark Corporation and transfers to noncontrolling interests	$1,259	$1,271

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

Note 8.  Objectives and Strategies for Using Derivatives

As a multinational enterprise, the Corporation is exposed to risks, such as changes in foreign currency exchange rates, interest rates, commodity prices and certain investments of its defined benefit pension plans.  A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments.  The Corporation’s policies allow the use of derivatives for risk management purposes and prohibit their use for speculation.  The Corporation’s policies also prohibit the use of any leveraged derivative instrument.  Foreign currency derivative instruments, interest rate swaps and commodity hedging contracts are entered into with major financial institutions.

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

Note 8.  (Continued)

Foreign Currency Exchange Risk Management

The Corporation has a centralized U.S. dollar functional currency international treasury operation (“In-House Bank”) that manages foreign currency exchange risks by netting, on a daily basis, exposures to recorded non-U.S. dollar assets and liabilities and entering into derivative instruments with third parties whenever the net exposure in any single currency exceeds predetermined limits.  These derivative instruments are not designated as hedging instruments.  Changes in the fair value of these instruments are recorded in earnings when they occur.  The In-House Bank also records the gain or loss on the translation of its non-U.S. dollar denominated monetary assets and liabilities in earnings.  Consequently, the effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses.  The In-House Bank’s daily notional derivative positions with third parties averaged approximately $1.3 billion in the first nine months of 2009 and its average net exposure for the period was $1.0 billion.  The In-House Bank used eight counterparties for its foreign exchange derivative contracts.

The Corporation enters into derivative instruments to hedge a portion of the foreign currency exposures of its non-U.S. operations principally for their forecasted purchases of pulp, which are priced in U.S. dollars.  The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges.  The Corporation also hedges a portion of the foreign currency exposures of its non-U.S. operations for imported intercompany finished goods priced in U.S. dollars and euros through the use of derivative instruments that are designated and qualify as cash flow hedges.  Gains and losses on these cash flow hedges, to the extent effective, are recorded in other comprehensive income net of related income taxes and released to earnings as the related finished goods inventory containing the pulp and imported intercompany finished goods are sold to unaffiliated customers.  As of September 30, 2009, approximately $463 million of outstanding derivative contracts were designated as cash flow hedges for the forecasted purchases of pulp and forecasted purchases of intercompany finished goods and work-in-process.

The foreign currency exposure on intercompany loans is hedged with derivative instruments with third parties.  At September 30, 2009, none of these derivatives were designated as hedging instruments; the notional amount of these derivative positions was $341 million.

Foreign Currency Translation Risk Management

Translation adjustments result from translating foreign entities’ financial statements into U.S. dollars from their functional currencies.  Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged.  However, consistent with prior years, a portion of the Corporation’s net investment in its Mexican affiliate has been hedged.  At September 30, 2009, the Corporation had in place net investment hedges of approximately $45 million for a portion of its investment in its Mexican affiliate.  There was no significant ineffectiveness on these hedges as of September 30, 2009.

Interest Rate Risk Management

Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments and interest rate swaps.  The objective is to maintain a cost-effective mix that management deems appropriate.  From time to time, interest rate swap contracts, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt.  These derivative instruments are designated and qualify as fair value hedges.  At September 30, 2009, the Corporation had interest rate swap contracts in place with an aggregate notional value of $300 million.

Note 8.  (Continued)

From time to time, derivatives are used to hedge the anticipated issuance of fixed-rate debt.  These derivative instruments are designated and qualify as cash flow hedges.  These exposures are hedged with forward-starting swaps or “treasury locks” (e.g., a 10-year “treasury lock” hedging the anticipated underlying U.S. Treasury interest rate related to issuance of 10-year debt).  At September 30, 2009, several outstanding forward-starting swaps with an aggregate notional value of $250 million were in place.

Commodity Price Risk Management

The Corporation uses derivative instruments to offset a portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.

As of September 30, 2009, outstanding commodity forward contracts were in place to hedge forecasted purchases of about 35 percent of the Corporation’s estimated natural gas requirements for the balance of the current year and a lesser percentage for future periods.

Management of Certain Equity Investments of the Corporation’s Defined Benefit Pension Plans

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

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Fair Value Hedges

Derivative instruments that are designated and qualify as fair value hedges are used to manage interest rate risk and certain U.S. dollar denominated intercompany debt of non-U.S. affiliates.  The realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt.  The fair values of these instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings.  The offset to the change in fair values of the hedged debt instruments also is recorded in current earnings.  Changes in the fair value of derivative instruments that hedge the U.S. dollar denominated intercompany debt are recorded in current earnings as well as the change in fair value of the hedged intercompany debt.

Fair value hedges resulted in no significant ineffectiveness in the nine-month period ended September 30, 2009.  For the nine-month periods ended September 30, 2009 and 2008, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Note 8.  (Continued)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges (e.g., hedging a portion of the currency exposure on the forecasted U.S. dollar denominated purchases of pulp by the Corporation’s non-U.S. subsidiaries), the effective portion of the gain or loss on the derivative instrument is initially recorded in other comprehensive income, net of related income taxes and reclassified to income in the same period that the hedged exposure affects income.  Changes in the fair values of derivative instruments used to hedge the price of natural gas, to the extent effective, are recorded in other comprehensive income, net of related income taxes, and recognized in income at the time the cost of the natural gas is recognized in income.

Cash flow hedges resulted in no significant ineffectiveness in the nine-month period ended September 30, 2009.  For the nine-month periods ended September 30, 2009 and 2008, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring.  At September 30, 2009, $21 million of after-tax losses are expected to be reclassified from accumulated other comprehensive income primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions.  The maximum maturity of cash flow hedges in place at September 30, 2009, is December 2011.

Quantitative Information about the Corporation’s Use of Derivative Instruments

The following tables display the location and fair values of derivative instruments presented in the Corporation’s Consolidated Balance Sheet and the location and amount of gains and losses reported in the Corporation’s Consolidated Income Statement and Statement of Other Comprehensive Income (“OCI”).

The Effect of Derivative Instruments on the Consolidated Income Statement for the Three Months Ended September 30, 2009 and 2008 – (Millions of dollars)
Foreign Exchange Contracts	Income Statement Classification	Gain or (Loss) Recognized in Income
		2009	2008
Fair Value Hedges	Other income and (expense), net	$(34)	$3

Undesignated Hedging Instruments	Other income and (expense), net(a)	$50	$(19)

Note 8.  (Continued)

	Amount of Gain or (Loss) Recognized In OCI		Income Statement Classification of Gain or (Loss) Reclassified from OCI	Gain or (Loss) Reclassified from OCI into Income
	2009	2008		2009	2008
Cash Flow Hedges

Interest rate contracts	$(7)	$(7)	Interest expense	$1	$2
Foreign exchange contracts	(16)	28	Cost of products sold	(10)	(2)
Commodity contracts	(4)	(21)	Cost of products sold	(11)	2

Total	$(27)	$-		$(20)	$2

Net Investment Hedges
Foreign exchange contracts	$-	$2		$-	$-

The Effect of Derivative Instruments on the Consolidated Income Statement for the Nine Months Ended September 30, 2009 and 2008 – (Millions of dollars)
Foreign Exchange Contracts	Income Statement Classification	Gain or (Loss) Recognized in Income
		2009	2008
Fair Value Hedges	Other income and (expense), net	$(48)	$-

Undesignated Hedging Instruments	Other income and (expense), net(a)	$(29)	$(14)

	Amount of Gain or (Loss) Recognized In OCI		Income Statement Classification of Gain or (Loss) Reclassified from OCI	Gain or (Loss) Reclassified from OCI into Income
	2009	2008		2009	2008
Cash Flow Hedges

Interest rate contracts	$19	$(4)	Interest expense	$2	$3
Foreign exchange contracts	(33)	(1)	Cost of products sold	11	(25)
Commodity contracts	(24)	(13)	Cost of products sold	(34)	2

Total	$(38)	$(18)		$(21)	$(20)

Net Investment Hedges
Foreign exchange contracts	$(13)	$(3)		$-	$-

(a)
The majority of the gains and (losses) on these instruments arise from derivatives entered into with third parties by the In-House Bank.  As previously noted, the In-House Bank also records gains and (losses) on the translation of its non-U.S. dollar denominated monetary assets and liabilities in earnings.  Consequently, the effect on earnings from the use of these undesignated derivatives is substantially neutralized by the recorded transactional gains and losses.

Note 8.  (Continued)

Fair Values of Derivative Instruments
	Asset Derivatives
(Millions of dollars)	September 30, 2009		September 30, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:

Interest rate contracts	Other current assets	$22	Other current assets	$-
Interest rate contracts	Other assets	6	Other assets	16
Foreign exchange contracts	Other current assets	3	Other current assets	19
Commodity contracts	Other assets	1	Other assets	-

Total		$32		$35

Undesignated Derivatives:

Foreign exchange contracts	Other current assets	$26	Other current assets	$12

Total asset derivatives		$58		$47

Fair Values of Derivative Instruments
	Liability Derivatives
(Millions of dollars)	September 30, 2009		September 30, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:

Interest rate contracts	Other liabilities	$-	Other liabilities	$4
Foreign exchange contracts	Accrued expenses	46	Accrued expenses	3
Commodity contracts	Accrued expenses	9	Accrued expenses	15

Total		$55		$22

Undesignated Derivatives:

Foreign exchange contracts	Accrued expenses	$46	Accrued expenses	$19

Total liability derivatives		$101		$41

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

The following schedules present information concerning consolidated operations by business segment:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2009	2008	2009	2008

NET SALES:

Personal Care	$2,132	$2,147	$6,231	$6,358
Consumer Tissue	1,625	1,711	4,754	5,108
K-C Professional & Other	805	843	2,192	2,444
Health Care	351	303	984	907
Corporate & Other	11	17	38	62
Intersegment sales	(11)	(23)	(66)	(62)

Consolidated	$4,913	$4,998	$14,133	$14,817

Note 9.  (Continued)

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2009	2008	2009	2008

OPERATING PROFIT (reconciled to income before
income taxes):

Personal Care	$467	$404	$1,303	$1,269
Consumer Tissue	232	133	587	419
K-C Professional & Other	163	119	345	327
Health Care	78	22	188	98
Other income and (expense), net(a)(b)	(4)	(5)	(122)	(5)
Corporate & Other(b)	(65)	(63)	(193)	(184)

Total Operating Profit	871	610	2,108	1,924

Interest income	7	15	21	31
Interest expense	(67)	(76)	(211)	(224)

Income Before Income Taxes	$811	$549	$1,918	$1,731

Notes:

(a)	Other income and (expense), net includes the following amounts of currency transaction gains (losses).

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008

Other income and (expense), net	$(13)	$(4)	$(109)	$2

(b)	Corporate & Other and Other income and (expense), net include the following amounts of pre-tax charges for the strategic cost reductions.

	Three Months	Nine Months
	Ended September 30	Ended September 30
	2008	2008
Corporate & Other	$(15)	$(52)

Other income and (expense), net	-	(2)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects.  The following will be discussed and analyzed:

•	Overview of Third Quarter 2009 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Standards

•	Environmental Matters

•	Business Outlook

Overview of Third Quarter 2009 Results

•	Net sales decreased 1.7 percent.

•	Operating profit and net income attributable to Kimberly-Clark Corporation increased 42.8 percent and 40.9 percent, respectively.

•	Cash provided by operations was $791 million, an increase of 23 percent over last year.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s third quarter and first nine months of 2009 net sales, operating profit and other information relevant to an understanding of the results of operations.

Third Quarter of 2009 Compared With Third Quarter of 2008

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2009	2008

Personal Care	$2,132	$2,147
Consumer Tissue	1,625	1,711
K-C Professional & Other	805	843
Health Care	351	303
Corporate & Other	11	17
Intersegment sales	(11)	(23)

Consolidated	$4,913	$4,998

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net		Mix/
	Change	Growth	Price	Currency	Other

Consolidated	(1.7)	-	3	(5)	-

Personal Care	(0.7)	1	5	(6)	(1)
Consumer Tissue	(5.0)	(2)	1	(5)	1
K-C Professional & Other	(4.5)	(4)	4	(4)	(1)
Health Care	15.8	18	(1)	(2)	1

•
Personal care net sales in North America decreased nearly 1 percent versus the third quarter of 2008.  Although net selling prices advanced approximately 2 percent, sales volumes fell 2 percent and currency effects reduced sales by 1 percent.  The higher selling prices resulted from increases implemented during 2008 in most product categories.  Sales volumes for Huggies diapers fell about 3 percent, and volumes for the company’s child care brands were down about 7 percent, reflecting continued category softness.  The Corporation’s third quarter market shares in both categories were even with year-ago levels.  In other areas of the business, sales volumes for Huggies baby wipes decreased about 5 percent compared to double-digit growth in the year-ago period, and volumes for Kotex feminine care products were also down about 5 percent.  Lastly, volumes for the Corporation’s adult incontinence brands rose 10 percent, including benefits from product innovation on the Depend brand launched earlier in the year.

In Europe, personal care net sales declined approximately 9 percent in the quarter, as unfavorable currency exchange rates reduced sales by more than 12 percent.  Sales volumes rose nearly 7 percent, while net selling prices were down about 2 percent and changes in product mix reduced sales by more than 1 percent.  The volume gains reflect continued strong performance for Huggies diapers in Central Europe, along with solid improvement in the Corporation’s four core markets of the United Kingdom, France, Italy and Spain.  In addition, sales volumes for Huggies baby wipes increased at a double-digit rate in the third quarter.

In developing and emerging markets, personal care net sales increased 2 percent, as continued double-digit growth in organic sales was mostly offset by negative currency effects of 11 percent.  Net selling prices improved about 10 percent and sales volumes rose 4 percent, while changes in product mix reduced sales by about 1 percent in the third quarter.  The growth in organic sales was broad-based, with particular strength in Argentina, Brazil, China, Russia, South Africa, South Korea, Turkey and the Andean region in Latin America.

•
In North America, net sales of consumer tissue products declined 2 percent compared to the year-ago period, as an increase in net selling prices of 2 percent was more than offset by a decline in sales volumes of 4 percent.  The improvement in net selling prices reflects list price increases implemented during 2008, partially offset by an increase in competitive promotional activity.  The lower sales volumes reflect the Corporation’s focus on improving revenue realization, as well as slower category growth and consumer trade-down.  For the quarter, volumes were down at a double-digit rate for paper towels and mid-single digits for Kleenex facial tissue, while volumes for bathroom tissue fell slightly.

In Europe, consumer tissue net sales decreased approximately 14 percent compared with the third quarter of 2008, including negative currency effects of more than 10 percent.  Net selling prices decreased more than 2 percent and sales volumes declined more than 1 percent in a continued competitive environment.

In developing and emerging markets, consumer tissue net sales declined about 3 percent, driven by unfavorable currency effects of more than 7 percent and slightly lower sales volumes.  These factors were partially offset by higher net selling prices of approximately 3 percent and improved product mix of more than 1 percent, reflecting the Corporation’s actions over the past year to recover inflationary cost increases and improve profitability.

•
Net sales of K-C Professional (“KCP”) & Other products decreased 4.5 percent compared with the third quarter of 2008.  Overall sales volumes declined 4 percent, net of an approximate 3 percent benefit from the acquisition of Jackson Products, Inc. (“Jackson”) that occurred in April 2009.  Changes in foreign currency exchange rates reduced sales by 4 percent, and product mix was unfavorable by 1 percent, while higher net selling prices increased net sales by nearly 4 percent.  Economic weakness and rising unemployment levels in North America and Europe continued to have a significant effect on KCP’s categories in the third quarter.  In North America, net sales declined about 1 percent.  Overall sales volumes declined 4 percent, net of an approximate 6 percent benefit from the Jackson acquisition.  In addition, changes in product mix and negative currency effects each reduced net sales by about 1 percent, while net selling prices rose approximately 5 percent in the quarter.  In Europe, KCP’s net sales declined 20 percent in the third quarter, including negative currency effects of 9 percent.  In addition, sales volumes were 12 percent lower and product mix was off 1 percent, while net selling prices increased 2 percent.  Across developing and emerging markets, sales rose approximately 7 percent despite an adverse currency effect of nearly 7 percent.  Higher sales volumes and improved product mix each benefited sales by about 5 percent, and increased net selling prices contributed 4 points of growth.

•
Net sales of health care products increased 15.8 percent in the third quarter.  Sales volumes climbed about 18 percent, and product mix was higher by 1 percent, while unfavorable currency exchange rates reduced sales by approximately 2 percent and net selling prices fell nearly 1 percent.  Sales volume growth was broad-based across several product categories, including continued double-digit growth in exam gloves.  The business continues to benefit from strong results in nitrile gloves, including the new Lavender offering introduced late last year.  In addition, approximately 40 percent of the total gain in health care volumes in the quarter was attributable to increased global demand for face masks as a result of the H1N1 flu virus.

By Geography
(Millions of dollars)

Net Sales	2009	2008

North America	$2,661	$2,665
Outside North America	2,407	2,502
Intergeographic sales	(155)	(169)

Consolidated	$4,913	$4,998

Commentary:

•	Net sales in North America were essentially flat primarily due to lower sales volumes partially offset by higher net selling prices.

•
Net sales outside North America decreased 3.8 percent as higher net selling prices were more than offset by unfavorable currency effects, particularly in Europe, South Korea, Russia, Brazil, Australia, and Argentina.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2009(a)	2008

Personal Care	$467	$404
Consumer Tissue	232	133
K-C Professional & Other	163	119
Health Care	78	22
Other income and (expense), net(b)	(4)	(5)
Corporate & Other(c)	(65)	(63)

Consolidated	$871	$610

Notes:

(a)	Organization optimization charges (as described in Note 3 to the Consolidated Financial Statements) are included in the business segments and Corporate & Other as follows:

Amount
Personal Care	$3
Consumer Tissue	5
K-C Professional & Other	2
Health Care	-
Corporate & Other	2
Total	$12

(b)	2009 includes $13 million of currency transaction losses versus $4 million in 2008.

(c)	Corporate & Other includes $15 million of pretax charges for the strategic cost reductions in 2008.

Commentary:

Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
Total			Net	Input	Production
Change		Volume	Price	Costs(a)	Curtailment	Currency	Other(b)

Consolidated	42.8	(1)	26	45	1	(13)	(15)

Personal Care	15.6	(1)	27	19	-	(14)	(15)
Consumer Tissue	74.4	(12)	17	92	(2)	(6)	(15)
K-C Professional & Other	37.0	(4)	26	45	(3)	(2)	(25)
Health Care	254.5	86	(8)	88	37	(8)	60

(a)  Includes raw materials cost deflation and energy and distribution variations.

(b)  Includes organization optimization charges and cost savings.

Consolidated operating profit for the third quarter of 2009 increased 42.8 percent from the prior year.  In addition to the effect of higher net selling prices, there were a number of other significant factors affecting year-over-year operating profit comparisons.  Deflation in key cost inputs amounted to more than $270 million overall versus 2008, including about $130 million in lower fiber costs, approximately $100 million for raw materials other than fiber, primarily polymer resins and other oil-based materials, about $25 million of lower energy costs, and more than $15 million in distribution costs.  Cost savings in the quarter from the Corporation’s FORCE (Focused On Reducing Costs Everywhere) program and strategic cost reduction plan totaled $47 million and $14 million, respectively.  Third quarter 2009 results also included approximately $12 million in severance and related costs to streamline the organization, which were more than offset by related savings of approximately $24 million.  Pension expense rose by about $25 million in the third quarter, as expected, with a majority of the increase reflected in cost of sales.

Currency effects reduced third quarter 2009 operating profit by approximately $75 million versus 2008.  Translation losses arising from changes in currency exchange rates totaled about $30 million.  In addition, cost of sales in the third quarter of 2009 included about $35 million of expense to recognize the U.S. dollar cost of importing finished product into Venezuela at the currency rate in place in the parallel market rather than the official rate.  The Corporation has successfully implemented other actions in that country to improve business results in order to mitigate the effects of the ongoing currency restrictions.  Lastly, currency transaction losses included in other (income) and expense, net in the third quarter amounted to $13 million in 2009 and $4 million in 2008.

•
Personal care segment operating profit increased 15.6 percent on the strength of higher net selling prices, materials cost deflation, cost savings, and decreased general expense, partially offset by unfavorable currency effects and increased marketing expenses.  In North America, operating profit increased due to materials cost deflation, cost savings, and higher net selling prices, partially offset by increased marketing costs and lower sales volumes.  In Europe, operating profit increased due to decreased marketing and general expenses and higher sales volumes, partially offset by lower net selling prices.  In the developing and emerging markets, operating profit decreased as higher net selling prices and lower general expenses were more than offset by unfavorable currency effects and increased marketing expenses.

•
Consumer tissue segment operating profit increased 74.4 percent due to materials cost deflation, increased net selling prices, cost savings, decreased general expense, and improvements in product mix, partially offset by increased marketing costs, lower sales volumes and unfavorable currency effects.  In North America, operating profit increased due to materials cost deflation, higher net selling prices and cost savings, partially offset by increased marketing expenses and lower sales volumes.  In Europe, operating profit increased because of materials cost deflation and cost savings, partially offset by lower net selling prices and lower sales volumes.  In the developing and emerging markets, operating profit increased because higher net selling prices, improved mix and materials cost deflation more than offset increased marketing expenses and unfavorable currency effects.

•
Operating profit for KCP & Other products increased 37 percent because materials cost deflation, increased net selling prices, and cost savings more than offset changes in product mix, lower sales volumes, production curtailments, increased general expenses and unfavorable currency effects.

•	Health care segment operating profit increased 254.5 percent because of cost deflation in key materials, higher volumes, manufacturing production efficiencies and cost savings.

By Geography
(Millions of dollars)

Operating Profit	2009	2008

North America	$660	$440
Outside North America	280	238
Other income and (expense), net (a)	(4)	(5)
Corporate & Other(b)	(65)	(63)

Consolidated	$871	$610

Notes:

(a)	2009 includes $13 million of currency transaction losses versus $4 million of currency transaction losses in 2008.

(b)	Corporate & Other includes $15 million of pretax charges for the strategic cost reductions in 2008.

Commentary:

•
Operating profit in North America increased 50 percent as materials cost deflation, higher net selling prices and cost savings were partially offset by lower sales volumes and increased marketing costs.

•	Operating profit outside North America increased 18 percent as higher net selling prices and materials cost deflation were partially offset by production curtailments and unfavorable currency effects.

Additional Income Statement Commentary

•	Interest expense for the third quarter of 2009 was $9 million lower than the prior year primarily due to a lower average level of debt.

•
The Corporation’s effective income tax rate was 29.6 percent in 2009 compared with 28.1 percent in 2008 due to increased earnings in higher tax jurisdictions.  The third quarter 2009 rate was in line with the Corporation’s expectation for a full year 2009 rate of 28 to 30 percent.

•
The Corporation’s share of net income of equity companies in the third quarter of 2009 decreased to $40 million from $53 million in 2008, mainly as a result of lower net income at Kimberly-Clark de Mexico, S.A.B. de C.V. (“KCM”).  Although KCM delivered solid organic sales growth and improved its gross profit margin, net income comparisons were adversely affected by a favorable income tax settlement in the year-ago period and currency translation losses in 2009.  Compared with the third quarter of 2008, the Mexican peso depreciated on average by more than 20 percent versus the U.S. dollar.

•
Net income attributable to noncontrolling interests was $29 million in the third quarter of 2009 compared with $35 million in the prior year.  The decrease was primarily due to the acquisition of the remaining interest in the Corporation’s Andean region subsidiary in January 2009.

First Nine Months of 2009 Compared With First Nine Months of 2008

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2009	2008

Personal Care	$6,231	$6,358
Consumer Tissue	4,754	5,108
K-C Professional & Other	2,192	2,444
Health Care	984	907
Corporate & Other	38	62
Intersegment sales	(66)	(62)

Consolidated	$14,133	$14,817

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net		Mix/
	Change	Growth	Price	Currency	Other

Consolidated	(4.6)	(2)	4	(8)	1

Personal Care	(2.0)	1	6	(9)	-
Consumer Tissue	(6.9)	(4)	4	(8)	1
K-C Professional & Other	(10.3)	(8)	4	(7)	1
Health Care	8.5	12	-	(3)	(1)

•
Personal care net sales declined 2 percent as higher net selling prices, in North America and the developing and emerging markets, were more than offset by unfavorable currency effects, principally in South Korea, Europe, Russia, Australia, and Brazil.

•
Consumer tissue net sales declined 6.9 percent as higher net selling prices were more than offset by unfavorable currency effects and lower sales volumes.  The unfavorable currency effects primarily occurred in the same countries as personal care.

•	Net sales for KCP & Other products declined 10.3 percent because higher net selling prices were more than offset by lower sales volumes and unfavorable currency effects.

•	Health care net sales increased 8.5 percent because of higher sales volumes, partially offset by unfavorable currency effects.

By Geography
(Millions of dollars)

Net Sales	2009	2008

North America	$7,794	$7,861
Outside North America	6,823	7,451
Intergeographic sales	(484)	(495)

Consolidated	$14,133	$14,817

Commentary:

•	Net sales in North America declined 0.9 percent due to lower sales volumes and unfavorable currency effects, partially offset by higher net selling prices.

•	Net sales outside North America decreased 8.4 percent as higher net selling prices were more than offset by unfavorable currency effects and lower sales volumes.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2009(a)	2008

Personal Care	$1,303	$1,269
Consumer Tissue	587	419
K-C Professional & Other	345	327
Health Care	188	98
Other income and (expense), net(b)(c)	(122)	(5)
Corporate & Other(c)	(193)	(184)

Consolidated	$2,108	$1,924

Notes:

(a)	Organization optimization charges (as described in Note 3 to the Consolidated Financial Statements) are included in the business segments and Corporate & Other as follows:

Amount
Personal Care	$44
Consumer Tissue	47
K-C Professional & Other	16
Health Care	6
Corporate & Other	9
Total	$122

(b)	2009 includes $109 million of currency transaction losses versus $2 million of currency transaction gains in 2008.

(c)	Other income and (expense), net includes $2 million and Corporate & Other includes $52 million of pretax charges for the strategic cost reductions in 2008.

Commentary:

Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
Total			Net	Input	Production
Change		Volume	Price	Costs(a)	Curtailment	Currency	Other(b)

Consolidated	9.6	(5)	34	27	(7)	(19)	(20)

Personal Care	2.7	(1)	29	9	(3)	(15)	(16)
Consumer Tissue	40.1	(14)	48	63	(14)	(9)	(34)
K-C Professional & Other	5.5	(15)	28	33	(16)	(6)	(19)
Health Care	91.8	36	(4)	45	24	(7)	(2)

(a)	Includes raw materials cost deflation and energy and distribution variations.

(b)	Includes organization optimization charges and cost savings.

Consolidated operating profit increased 9.6 percent compared to the prior year.  For the first nine months of 2009, the benefits of organic sales growth, cost savings, and materials cost deflation were partially offset by unfavorable currency effects, organization optimization charges, increased pension expense, manufacturing production inefficiencies and increased marketing expense.

•
Personal care segment operating profit increased 2.7 percent as higher net selling prices, materials cost deflation and cost savings more than offset unfavorable currency effects, increased marketing expenses, and organization optimization charges.

•
Consumer tissue segment operating profit increased 40.1 percent as materials cost deflation, higher net selling prices and cost savings were partially offset by lower volumes, production curtailment impacts, unfavorable currency effects, increased marketing expenses, and organization optimization charges.

•
Operating profit for KCP & Other products increased 5.5 percent as materials cost deflation, higher net selling prices, and cost savings were partially offset by production curtailment impacts, lower volumes, organization optimization charges and unfavorable currency effects.

•
Health care segment operating profit increased 91.8 percent as materials cost deflation, higher sales volumes, and manufacturing efficiencies were partially offset by unfavorable currency effects and slightly lower net selling prices.

•
Other income and (expense), net for the first nine months of 2009 is primarily related to currency transaction losses, with approximately two-thirds of these transaction losses being related to conversion of local currency cash balances to U.S. dollars at the Corporation’s Venezuelan subsidiary.

By Geography
(Millions of dollars)

Operating Profit	2009	2008

North America	$1,664	$1,367
Outside North America	759	746
Other income and (expense), net (a) (b)	(122)	(5)
Corporate & Other(b)	(193)	(184)

Consolidated	$2,108	$1,924

Notes:

(a)	2009 includes $109 million of currency transaction losses versus $2 million of currency transaction gains in 2008.

(b)	Other income and (expense), net includes $2 million and Corporate & Other includes $52 million of pretax charges for the strategic cost reductions in 2008.

Commentary:

•	Operating profit in North America increased 21.7 percent primarily due to higher net selling prices, materials cost deflation and cost savings.

•	Operating profit outside North America increased by 1.7 percent as higher net selling prices and materials cost deflation were partially offset by unfavorable currency effects.

Additional Income Statement Commentary

•	Interest expense for the first nine months of 2009 was $13 million lower than the prior year primarily due to lower interest rates.

•	The Corporation’s effective tax rate was 29.3 percent in 2009 compared with 28.5 percent in 2008.

•
The Corporation’s share of net income of equity companies decreased in 2009 to $116 million from $145 million in 2008.  The decrease was principally due to lower net income at KCM, primarily as a result of currency translation losses.

•
Net income attributable to noncontrolling interests was $80 million in 2009 compared with $104 million in the prior year.  The decrease was primarily due to the acquisition of the remaining interest in the Corporation’s Andean region subsidiary in January 2009.

Liquidity and Capital Resources

•
Cash provided by operations for the first nine months of 2009 was nearly $2.5 billion, an increase of approximately 35 percent from about $1.8 billion in the prior year.  The improvement was driven by higher cash earnings and reductions in working capital, primarily inventory reductions, partially offset by increased pension plan contributions.  Contributions to the Corporation’s defined benefit pension plans totaled approximately $718 million in the first nine months of 2009 versus $67 million in the prior year.

•	Capital spending for the first nine months was $563 million compared with $653 million last year. The Corporation continues to target full year spending of $800 to $850 million in 2009.

•	At September 30, 2009, total debt and redeemable securities was $6.7 billion compared with $7.0 billion at the end of 2008.

•
During the second quarter of 2009, the Corporation acquired Jackson Products, Inc., a privately held safety products company, for approximately $155 million.  This acquisition is consistent with the Corporation’s global business plan strategy to accelerate growth of high-margin workplace products sold by its KCP business.

•
In October 2009, the Corporation acquired Baylis Medical Company’s pain management business.  In addition, the Corporation announced its intention to acquire I-Flow Corporation, a leading health care company that develops and markets technically advanced, low-cost drug delivery systems and innovative products for post-surgical pain relief and surgical site care for approximately $276 million, net of acquired cash and cash equivalents.  The Corporation expects to close the I-Flow acquisition before December 31, 2009.

•
Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund operating needs, capital spending, payment of dividends and other needs in the foreseeable future.

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

Business Outlook

Despite an expectation that the external environment will remain challenging for the balance of the year, the Corporation has raised its estimate of full-year earnings per share to a range of $4.50 to $4.60 per share.  This is an increase from its previous estimate of $4.10 to $4.25 per share.  The updated earnings estimate reflects changes in certain key planning assumptions primarily related to increased cost savings, better organic sales growth and further recovery in currency exchange rates.

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

Item 4. Controls and Procedures.

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2009.  There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Stock Repurchases.

The Corporation repurchases shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs.  The Corporation’s Board of Directors authorized a share repurchase program on July 23, 2007 that allows for the repurchase of 50 million shares in an amount not to exceed $5 billion.  No shares were repurchased under this program during the third quarter of 2009.  As of September 30, 2009, the Corporation does not anticipate purchasing any shares of its common stock in 2009 under this program.

In addition, during July, August and September 2009, the Corporation purchased the following shares from current or former employees in connection with the exercise of employee stock options and other awards.

Month	Shares	Amount

July	13,362	$722,410
August	-	-
September	890	52,599

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

Exhibit No. (101).SCH*  XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL*  XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).LAB*  XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE*  XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Income Statement for the three and nine months ended September 30, 2009 and 2008, (ii) Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Cash Flow Statement for the nine months ended September 30, 2009 and 2008, (iv) Consolidated  Statement of Comprehensive Income for the three and nine months ended September 30, 2009 and 2008, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Mark A. Buthman
Mark A. Buthman
Senior Vice President and
Chief Financial Officer
(principal financial officer)

By:	/s/ Michael T. Azbell
Michael T. Azbell
Vice President and Controller
(principal accounting officer)

November 6, 2009

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Income Statement for the three and nine months ended September 30, 2009 and 2008, (ii) Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Cash Flow Statement for the nine months ended September 30, 2009 and 2008, (iv) Consolidated  Statement of Comprehensive Income for the three and nine months ended September 30, 2009 and 2008, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.