Form 10-Q/A
period 2009-09-30
KIMBERLY CLARK CORP
filed 2009-11-06
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment on Form 10-Q/A to Kimberly-Clark Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission on November 6, 2009 (the “Form 10-Q”), is to furnish the interactive data file formatted in XBRL (Extensible Business Reporting Language) on Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.  Exhibits.

(a)   Exhibits.

Exhibit No. (3)a.*  Amended and Restated Certificate of Incorporation, dated April 30, 2009.

Exhibit No. (3)b.*  By-Laws, as amended April 30, 2009.

Exhibit No. (4).  Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (31)a.*  Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Exhibit No. (31)b.*  Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit No. (32)a.*  Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit No. (32)b.*  Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit No. (101).INS**  XBRL Instance Document

Exhibit No. (101).SCH**  XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL**  XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).LAB**  XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE**  XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed or furnished with or incorporated by reference in Kimberly-Clark’s Form 10-Q filed on November 6, 2009.

**
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

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Michael T. Azbell
Michael T. Azbell
Vice President and Controller
(duly authorized officer and
principal accounting officer)

November 6, 2009

EXHIBIT INDEX

Exhibit No.            Description

(3)a.*	Amended and Restated Certificate of Incorporation, dated April 30, 2009.

(3)b.*	By-Laws, as amended April 30, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a.*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(31)b.*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

(32)a.*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(32)b.*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(101).INS**	XBRL Instance Document

(101).SCH**	XBRL Taxonomy Extension Schema Document

(101).CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

(101).LAB**	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed or furnished with or incorporated by reference in Kimberly-Clark’s Form 10-Q filed on November 6, 2009.

**
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