Form 10-K
period 2009-12-31
KIMBERLY CLARK CORP
filed 2010-02-24
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2009 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $21.7 billion.

As of February 12, 2010, there were 416,305,736 shares of the Corporation’s common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for the Corporation’s Annual Meeting of Stockholders to be held on April 29, 2010 is incorporated by reference into Part III hereof.

KIMBERLY-CLARK CORPORATION

PART I

ITEM 1.    BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. The Corporation is a global company focused on leading the world in essentials for a better life through product innovation and building its personal care, consumer tissue, K-C Professional & Other and health care brands. The Corporation is principally engaged in the manufacturing and marketing of a wide range of essential products to improve people’s lives around the world. Most of these products are made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency. As used in Items 1, 1A, 2, 3, 6, 7, 7A, 8 and 9A of this Form 10-K, the term “Corporation” refers to Kimberly-Clark Corporation and its consolidated subsidiaries. In the remainder of this Form 10-K, the terms “Kimberly-Clark” or “Corporation” refer only to Kimberly-Clark Corporation. For financial information by business segment and geographic area, and information about principal products and markets of the Corporation, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Item 8, Note 20 to the Consolidated Financial Statements.

Recent Developments

During the first quarter of 2009, the Corporation acquired the remaining approximate 31 percent interest in its Andean region subsidiary, Colombiana Kimberly Colpapel S.A. (“CKC”), for $289 million. During the second quarter of 2009, the Corporation acquired Jackson Products, Inc. (“Jackson”), a privately-held safety products company, for approximately $155 million, net of cash acquired. The acquisition of Jackson is consistent with the Corporation’s global business plan strategy to accelerate growth of high-margin workplace products sold by its Kimberly-Clark Professional business. During the fourth quarter of 2009, the Corporation acquired Baylis Medical Company’s pain management business (“Baylis”). The Corporation’s Health Care business has been the exclusive distributor of these pain management products in the U.S. since 2001. Also during the fourth quarter of 2009, the Corporation acquired I-Flow Corporation (“I-Flow”), a healthcare company that develops and markets drug delivery systems and products for post-surgical pain relief and surgical site care, for $262 million, net of cash acquired. The Baylis and I-Flow acquisitions are consistent with the Corporation’s global business plan strategy to invest in the higher-growth, higher-margin medical device market. See Item 8, Note 6 to the Consolidated Financial Statements for a discussion of the acquisitions.

In June 2009, the Corporation announced actions to reduce its worldwide salaried workforce by approximately 1,600 positions by the end of 2009. These actions resulted in cumulative pretax charges of approximately $128 million in 2009. See Item 8, Note 4 to the Consolidated Financial Statements for a discussion of the organization optimization initiative.

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

The principal sources of revenue in each of our global business segments are described below. Revenue, profit and total assets of each reportable segment are shown in Item 8, Note 20 to the Consolidated Financial Statements.

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

The Health Care segment manufactures and markets disposable health care products such as surgical drapes and gowns, infection control products, face masks, exam gloves, respiratory products, pain management products and other disposable medical products. Products in this segment are sold under the Kimberly-Clark, Ballard, ON-Q and other brand names.

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

Net sales to Wal-Mart Stores, Inc. were approximately 13 percent in 2009, and 14 percent in 2008 and 2007.

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

Research and Development

Research and development expenditures are directed toward new or improved personal care, tissue, wiping, safety, and health care products and nonwoven materials. Consolidated research and development expense was $301 million in 2009, $297 million in 2008 and $277 million in 2007.

Foreign Market Risks

The Corporation operates and markets its products globally, and its business strategy includes targeted growth in Asia, Latin America, the Middle East and Eastern Europe. See Item 1A, “Risk Factors” for a discussion of foreign market risks that may affect the Corporation’s financial results.

Environmental Matters

Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at the Corporation’s facilities are expected to be as follows:

	2010	2011
	(Millions of dollars)
Facilities in U.S.	$16	$7
Facilities outside U.S.	16	12

Total	$32	$19

Total worldwide operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs are expected to be as follows:

	2010	2011
	(Millions of dollars)
Facilities in U.S.	$74	$74
Facilities outside U.S.	94	96

Total	$168	$170

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

PART I

(Continued)

Employees

In its worldwide consolidated operations, the Corporation had approximately 56,000 employees as of December 31, 2009.

Available Information

The Corporation makes available financial information, news releases and other information on the Corporation’s website at www.kimberly-clark.com. The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after the Corporation files these reports and amendments with, or furnishes them to, the Securities and Exchange Commission. Stockholders may also contact Stockholder Services, P.O. Box 612606, Dallas, Texas 75261-2606 or call 972-281-1522 to obtain a hard copy of these reports without charge.

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

Increased pricing pressure, intense competition for sales of the Corporation’s products and the inability to innovate effectively could have an adverse effect on the Corporation’s financial results.

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

In addition, the Corporation incurs substantial development and marketing costs in introducing new and improved products and technologies. The introduction of a new consumer product (whether improved or newly developed) usually requires substantial expenditures for advertising and marketing to gain recognition in the marketplace. If a product gains consumer acceptance, it normally requires continued advertising and promotional support to maintain its relative market position. Some of the Corporation’s competitors are larger and have greater financial resources than the Corporation. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Corporation. The Corporation’s ability to develop new products is affected by whether it can successfully anticipate consumer needs and preferences, develop and fund technological innovations, and receive and maintain necessary patent and trademark protection.

There is no guarantee that the Corporation will be successful in developing new and improved products and technologies necessary to compete successfully in the industry or that the Corporation will be successful in advertising, marketing, timely launching and selling its products.

PART I

(Continued)

Changes in the policies of our retail trade customers and increasing dependence on key retailers in developed markets may adversely affect our business.

The Corporation’s products are sold in a highly competitive global marketplace, which is experiencing increased concentration and the growing presence of large-format retailers and discounters. With the consolidation of retail trade, especially in developed markets such as the U.S., Europe and Australia, the Corporation is increasingly dependent on key retailers, and some of these retailers, including large-format retailers, may have greater bargaining power than does the Corporation. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. The Corporation may also be negatively affected by changes in the policies of its retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products; additional requirements related to safety, environmental, social and other sustainability issues; and other conditions. If the Corporation loses a significant customer or if sales of its products to a significant customer materially decrease, the Corporation’s business, financial condition and results of operations may be materially adversely affected.

Significant increases in prices for raw materials, energy, transportation and other necessary supplies and services could adversely affect the Corporation’s financial results.

Increases in the cost of and availability of raw materials, including pulp and petroleum-based materials, the cost of energy, transportation and other necessary services, supplier constraints, an inability to maintain favorable supplier arrangements and relations or an inability to avoid disruptions in production output caused by events such as natural disasters, power outages, labor strikes, governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change concerns, and the like could have an adverse effect on the Corporation’s financial results.

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

A number of the Corporation’s products, such as diapers, training and youth pants, incontinence care products, disposable wipes and various health care products, contain certain materials that are principally derived from petroleum. These materials are subject to price fluctuations based on changes in petroleum prices, availability and other factors. The Corporation purchases these materials from a number of suppliers. Significant increases in prices for these materials could adversely affect the Corporation’s earnings if selling prices for its finished products are not adjusted or if adjustments significantly trail the increases in prices for these materials. Derivative instruments have not been used to manage these risks.

Although the Corporation believes that the supplies of raw materials needed to manufacture its products are adequate, global economic conditions, supplier capacity constraints and other factors (including actions taken to address climate change and related market responses) could affect the availability of, or prices for, those raw materials.

The Corporation’s manufacturing operations utilize electricity, natural gas and petroleum-based fuels. To ensure that it uses all forms of energy cost-effectively, the Corporation maintains ongoing energy efficiency

PART I

(Continued)

improvement programs at all of its manufacturing sites. The Corporation’s contracts with energy suppliers vary as to price, payment terms, quantities and duration. The Corporation’s energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions (including actions taken to address climate change and related market responses). There can be no assurance that the Corporation will be fully protected against substantial changes in the price or availability of energy sources. Derivative instruments are used to manage a portion of natural gas price risk in accordance with the Corporation’s risk management policy.

Global economic conditions, including recessions or slow economic growth, and continuing credit market disruptions in the United States and certain foreign countries, could continue to adversely affect the Corporation’s business and financial results.

Unfavorable economic conditions, including the impact of recessions, slow economic growth and credit market disruptions in the United States and certain foreign countries, may continue to negatively affect the Corporation’s business and financial results. These economic conditions could negatively impact:

•	consumer demand for our products, including shifting consumer purchasing patterns to lower-cost options such as private-label products,

•	demand by businesses for our products, including effects of increased unemployment and cost savings efforts of those customers,

•	the mix of our products’ sales,

•	our ability to collect accounts receivable on a timely basis from certain customers, and

•	the ability of certain suppliers to fill our orders for raw materials or other goods and services.

Ongoing volatility in global commodity, currency and financial markets resulted in uncertainty in the business environment in 2009, which is expected to continue into 2010. The Corporation relies on access to the credit markets, specifically the commercial paper and public bond markets, to provide supplemental funding for its operations. Although the Corporation has not experienced a disruption in its ability to access the credit markets, it is possible that the Corporation may have difficulty accessing the credit markets in the future, which may disrupt its businesses or further increase the Corporation’s cost of funding its operations.

Prolonged recessions, slow economic growth or credit market disruptions could result in decreased revenue, margins and earnings.

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

The Corporation faces increased risks in its international operations, including fluctuations in currency exchange rates, currency restrictions, adverse political and economic conditions, legal and regulatory constraints, tariffs and other trade barriers, risks of expropriation, difficulties in enforcing contractual and intellectual property rights, and potentially adverse tax consequences. Each of these factors could adversely affect the Corporation’s financial results. See Item 7, “Management’s Discussion and Analysis of Financial Condition and

PART I

(Continued)

Results of Operations” and Item 8, Note 19 to the Consolidated Financial Statements, for information about the effects of currency restrictions, currency devaluation and inflation in Venezuela on the Corporation’s financial results in 2009 and 2010.

In addition, intense competition in European personal care and tissue markets, and the challenging economic, political and competitive environments in Latin America, Eastern Europe and Asia may slow the Corporation’s sales growth and earnings potential. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Corporation’s success internationally also depends on its ability to acquire or form successful business alliances, and there is no guarantee that the Corporation will be able to acquire or form these alliances. In addition, there can be no assurance that the Corporation’s products will be accepted in any particular market.

The Corporation is subject to the movement of various currencies against each other and versus the U.S. dollar. A portion of the exposures, arising from transactions and commitments denominated in non-local currencies, is systematically managed through foreign currency forward and swap contracts.

Translation exposure for the Corporation with respect to foreign operations generally is not hedged. Weaker foreign currency exchange rates increase the potential impact of forecasted increases in dollar-based input costs for operations outside the U.S. There can be no assurance that the Corporation will be protected against substantial foreign currency fluctuations.

There is no guarantee that the Corporation’s ongoing efforts to reduce costs will be successful.

The Corporation continues to implement plans to improve its competitive position by achieving cost reductions in its operations. In addition, the Corporation expects ongoing cost savings from its organization optimization initiative and ongoing continuous improvement activities. The Corporation anticipates these continuing cost savings will result from previous reductions of its worldwide salaried workforce, reducing material costs and manufacturing waste and realizing productivity gains and distribution efficiencies in each of its business segments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If the Corporation cannot successfully implement its cost savings plans, the Corporation may not realize all anticipated benefits. Any negative impact these plans have on the Corporation’s relationships with employees or customers or any failure to generate the anticipated efficiencies and savings could adversely affect the Corporation’s financial results.

The Corporation’s sales may not occur as estimated.

There is no guarantee that the Corporation will be able to anticipate consumer preferences, estimate sales of new products, estimate changes in population characteristics and the acceptance of the Corporation’s products in new markets or anticipate changes in technology and competitive responses. As a result, the Corporation may not be able to achieve anticipated sales.

The Corporation may acquire new product lines or businesses and may have difficulties integrating future acquisitions or may not realize anticipated benefits of acquisitions.

The Corporation may pursue acquisitions of new product lines or businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired product lines or businesses, personnel turnover and the diversion of management’s attention from other business concerns. We may be unable to identify suitable additional acquisition candidates or may be unable to successfully integrate and manage product lines or businesses that we have acquired or may acquire in the future. In addition, we may be unable to achieve anticipated benefits or cost savings from acquisitions in the timeframe we anticipate, or at all.

PART I

(Continued)

The inability to integrate and manage acquired product lines or businesses in a timely and efficient manner, the inability to achieve anticipated cost savings or other anticipated benefits from these acquisitions in the timeframe we anticipate or the unanticipated required increases in trade, promotional or capital spending from these acquisitions could adversely affect our business, consolidated financial condition, results of operations or liquidity.

Moreover, future acquisitions could result in substantial additional indebtedness, exposure to contingent liabilities or the impairment of goodwill or other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

If we are unable to hire, develop or retain key employees or a skilled and diverse workforce, it could have an adverse effect on our business.

Our strategy includes a focus on hiring, developing and retaining our management team and a skilled and diverse international workforce. We compete to hire new employees and then seek to train them to develop their skills. Unplanned turnover or failure to develop an effective succession plan for our leadership positions, or to hire and retain a diverse, skilled workforce, could increase our operating costs and adversely affect our results of operations. There can be no assurance that we will be able to successfully recruit, develop and retain the key personnel that we need.

Pending litigation, administrative actions and new legal requirements could have an adverse effect on the Corporation.

There is no guarantee that the Corporation will be successful in defending itself in legal and administrative actions or in asserting its rights under various laws, including intellectual property laws. In addition, the Corporation could incur substantial costs in defending itself or in asserting its rights in these actions.

The Corporation’s sales and results of operations also may be adversely affected by new legal requirements, including proposed health care reform legislation and climate change and other environmental legislation and regulations. The costs and other effects of pending litigation and administrative actions against the Corporation and new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs to the Corporation, directly for its compliance or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs or reduced availability of raw materials.

Although management believes that none of these proceedings or requirements will have a material adverse effect on the Corporation, there can be no assurance that the outcome of these proceedings or effects of new legal requirements will be as expected. See Item 3, “Legal Proceedings”.

The Corporation obtains certain manufactured products and administrative services from third parties. If the third-party providers fail to satisfactorily perform, our operations could be adversely impacted.

Third parties manufacture some of the Corporation’s products and provide certain administrative services. Disruptions or delays at the third-party manufacturers or service providers due to regional economic, business, environmental, or political events, or information technology system failures or military actions, or the failure of these manufacturers or service providers to otherwise satisfactorily perform, could adversely impact the Corporation’s operations, sales, payments to the Corporation’s vendors, employees, and others, and the Corporation’s ability to report financial and management information on a timely and accurate basis. Administrative functions transferred to third-party service providers include certain information technology;

PART I

(Continued)

finance and accounting; sourcing and supply management; and human resources services. Although moving these administrative functions to third-party service providers has improved certain capabilities and lowered the Corporation’s cost of operations, the Corporation could experience disruptions in the quality and timeliness of the services.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Corporation owns or leases:

•	its principal executive offices, located in the Dallas, Texas metropolitan area;

•	five operating segment and geographic headquarters at two U.S. and three international locations; and

•	five administrative centers at three U.S. and two international locations.

The locations of the Corporation’s and its equity affiliates’ principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
United States (in 20 states)	27
Canada	1
Europe	20
Asia, Latin America and Other	64

Worldwide Total (in 38 countries)	112

Many of these facilities produce multiple products. The types of products produced by these facilities are as follows:

Products Produced:	Number of Facilities
Tissue, including consumer tissue and K-C Professional & Other products	66
Personal Care	50
Health Care	11

Management believes that the Corporation’s and its equity affiliates’ facilities are suitable for their purpose, adequate to support their businesses and well maintained. The extent of utilization of individual facilities varies, but they generally operate at or near capacity, except in certain instances such as when a new product or technology is being introduced.

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

PART I

(Continued)

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of the Corporation as of February 24, 2010, together with certain biographical information, are as follows:

Robert E. Abernathy, 55, was elected Group President—North Atlantic Consumer Products in 2008. He is responsible for the Corporation’s consumer business in North America and Europe and the related customer development and supply chain organizations. Mr. Abernathy joined the Corporation in 1982. His past responsibilities in the Corporation have included overseeing its businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa, as well as operations and major project management in North America. He was appointed Vice President—North American Diaper Operations in 1992; Managing Director of Kimberly-Clark Australia Pty. Limited in 1994; Group President of the Corporation’s Business-to-Business segment in 1998 and Group President—Developing and Emerging Markets in 2004. He is a director of The Lubrizol Corporation.

Joanne B. Bauer, 54, was elected President—Global Health Care in 2006. She is responsible for the Corporation’s global health care business, which includes a variety of medical supplies and devices. Ms. Bauer joined the Corporation in 1981. Her past responsibilities have included various marketing and management positions in the Adult Care and Health Care businesses. She was appointed Vice President of KimFibers, Ltd. in 1996; Vice President of Global Marketing for Health Care in 1998; and President of Health Care in 2001.

Robert W. Black, 50, was elected Group President—K-C International in 2008. He is responsible for the Corporation’s businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa. His past responsibilities have included overseeing the Corporation’s strategy, mergers and acquisitions, global

PART I

(Continued)

competitiveness and innovation efforts. Prior to joining the Corporation in 2006 as Senior Vice President and Chief Strategy Officer, Mr. Black served as Chief Operating Officer of Sammons Enterprises, a multi-faceted conglomerate, from 2004 to 2005. From 1994 to 2004, Mr. Black held various senior leadership positions in marketing, strategy, corporate development and international management with Steelcase, Inc., a leading office furniture products and related services company. As President of Steelcase International from 2000 to 2004, he led operations in more than 130 countries.

Christian A. Brickman, 45, was elected Senior Vice President and Chief Strategy Officer in 2008. He is responsible for leading the development and monitoring of the Corporation’s strategic plans and processes to enhance the Corporation’s enterprise growth initiatives. Prior to joining the Corporation in 2008, Mr. Brickman served as a Principal of McKinsey & Company, Inc., a management consulting firm, from 2003 to 2008, and as an Associate Principal from 2001 to 2003.

Mark A. Buthman, 49, was elected Senior Vice President and Chief Financial Officer in 2003. Mr. Buthman joined the Corporation in 1982. He has held various positions of increasing responsibility in the operations, finance and strategic planning areas of the Corporation. Mr. Buthman was appointed Vice President of Strategic Planning and Analysis in 1997 and Vice President of Finance in 2002.

Thomas J. Falk, 51, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President—Global Tissue, Pulp and Paper in 1998, where he was responsible for the Corporation’s global tissue businesses. Earlier in his career, Mr. Falk had responsibility for the Corporation’s North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined the Corporation in 1983 and has held other senior management positions in the Corporation. He has been a director of the Corporation since 1999. He also serves on the board of directors of Catalyst Inc. and the University of Wisconsin Foundation, and serves as a governor of the Boys & Girls Clubs of America.

Lizanne C. Gottung, 53, was elected Senior Vice President and Chief Human Resources Officer in 2002. She is responsible for leading the design and implementation of all human capital strategies for the Corporation, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and corporate health services. Ms. Gottung joined the Corporation in 1981. She has held a variety of human resources, manufacturing and operational roles of increasing responsibility with the Corporation, including Vice President of Human Resources from 2001 to 2002. She is a director of Louisiana Pacific Corporation.

Thomas J. Mielke, 51, was elected Senior Vice President—Law and Government Affairs and Chief Compliance Officer in 2007. His responsibilities include the Corporation’s legal affairs, internal audit and government relations activities. Mr. Mielke joined the Corporation in 1988. He held various positions within the legal function and was appointed Vice President and Chief Patent Counsel in 2000, and Vice President and Chief Counsel – North Atlantic Consumer Products in 2004.

Anthony J. Palmer, 50, was elected Senior Vice President and Chief Marketing Officer in 2006. He also assumed leadership of the Corporation’s innovation organization in March 2008. He is responsible for leading the growth of enterprise-wide strategic marketing capabilities and the development of high-return marketing programs to support the Corporation’s business initiatives. Prior to joining the Corporation in 2006, he served in a number of senior marketing and general management roles at the Kellogg Company, a producer of cereal and convenience foods, from 2002 to 2006, including as managing director of Kellogg’s U.K. business.

Jan B. Spencer, 54, was elected President—Global K-C Professional in 2006. He is responsible for the Corporation’s global professional business, which includes commercial tissue and wipers, and skin care, safety

PART I

(Continued)

and Do-It-Yourself products. Mr. Spencer joined the Corporation in 1979. His past responsibilities have included various sales and management positions in Europe and the U.S. He was appointed Vice President Research, Development & Engineering in the Away From Home sector in 1996; Vice President, Wiper Business in 1998; Vice President, European Operations, Engineering, Supply Chain in the K-C Professional sector in 2000; President, KCP Europe in 2002; President, KCP North America in 2003; and President—K-C Professional North Atlantic in 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend and market price data included in Item 8, Note 22 to the Consolidated Financial Statements are incorporated in this Item 5 by reference.

Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October. The dividend reinvestment service of Computershare Investor Services is available to Kimberly-Clark stockholders of record. This service makes it possible for Kimberly-Clark stockholders of record to have their dividends automatically reinvested in common stock and to make additional cash investments.

Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.

As of February 12, 2010, the Corporation had 28,633 holders of record of its common stock.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.

The Corporation repurchases shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. The Corporation’s Board of Directors authorized a share repurchase program on July 23, 2007 that allows for the repurchase of 50 million shares in an amount not to exceed $5 billion. No shares were repurchased under this program during the fourth quarter of 2009. At December 31, 2009, there were 32 million shares remaining under this share authorization.

During October, November and December 2009, the Corporation purchased the following shares from current or former employees in connection with the exercise of employee stock options and other awards.

Month	Shares	Amount
October	2,387	$145,989
November	2,706	172,291
December	—	—

PART II

(Continued)

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2009	2008(a)	2007	2006		2005(c)
	(Millions of dollars, except per share amounts)
Net Sales	$19,115	$19,415	$18,266	$16,747		$15,903
Gross Profit	6,420	5,858	5,704	5,082		5,075
Operating Profit	2,825	2,547	2,616	2,102		2,311
Share of net income of equity companies	164	166	170	219	(b)	137
Income before extraordinary loss and cumulative effect of accounting change	1,994	1,837	1,951	1,595		1,668
Extraordinary loss	—	(8)	—	—		—
Cumulative effect of accounting change	—	—	—	—		(13)
Net income(d)	1,994	1,829	1,951	1,595		1,655
Net income attributable to noncontrolling interests(d)	(110)	(139)	(128)	(95)		(87)
Net income attributable to Kimberly-Clark Corporation(d)	1,884	1,690	1,823	1,500		1,568
Per share basis:
Basic(e)
Income before extraordinary loss and cumulative effect of accounting change	4.53	4.06	4.11	3.26		3.33
Cumulative effect of accounting change	—	—	—	—		(.03)
Extraordinary loss	—	(.02)	—	—		—
Net income	4.53	4.04	4.11	3.26		3.30
Diluted(e)
Income before extraordinary loss and cumulative effect of accounting change	4.52	4.05	4.08	3.24		3.31
Cumulative effect of accounting change	—	—	—	—		(.03)
Extraordinary loss	—	(.02)	—	—		—
Net income	4.52	4.03	4.08	3.24		3.28
Cash Dividends Per Share
Declared	2.40	2.32	2.12	1.96		1.80
Paid	2.38	2.27	2.08	1.92		1.75
Total Assets	$19,209	$18,089	$18,440	$17,067		$16,303
Long-Term Debt	4,792	4,882	4,394	2,276		2,595
Total Stockholders’ Equity(d)	5,690	4,261	5,687	6,502		5,936

(a)	The Corporation recorded an extraordinary charge of $12 million ($8 million after tax) related to the consolidation of its monetization financing entities. See Item 8, Note 2 to the Consolidated Financial Statements.

(b)	The Corporation’s share of net income includes a gain of approximately $46 million from the sale by Kimberly-Clark de Mexico, S.A.B. de C.V. of its pulp and paper business.

(c)	The Corporation recorded a pretax asset retirement obligation of $24 million at December 31, 2005. The cumulative effect of accounting change on income, net of related income tax effects, of recording the asset retirement obligation was $13 million, or $.03 per share.

(d)	Effective January 1, 2009, the Corporation adopted new accounting requirements with respect to the classification of noncontrolling interests. Prior year results have been recast to conform to the current year presentation.

(e)	The Corporation’s basic and diluted earnings per share amounts for 2005 to 2008 have been recast to include certain share-based payment awards as participating securities under the two-class method, as required by accounting requirements.

PART II

(Continued)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide investors with an understanding of the Corporation’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2009 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Variable Interest Entities

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	New Accounting Standards

•	Business Outlook

•	Forward-Looking Statements

Overview of Business

The Corporation is a global company focused on leading the world in essentials for a better life, with manufacturing facilities in 35 countries and products sold in more than 150 countries. The Corporation’s products are sold under such well-known brands as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. The Corporation has four reportable global business segments: Personal Care; Consumer Tissue; K-C Professional & Other; and Health Care. These global business segments are described in greater detail in Item 8, Note 20 to the Consolidated Financial Statements.

In managing its global business, the Corporation’s management believes that developing new and improved products, responding effectively to competitive challenges, obtaining and maintaining leading market shares, controlling costs, managing currency and commodity risks, and responding effectively to current and developing global economic environments are important to the long-term success of the Corporation. The discussion and analysis of results of operations and other related information will refer to these factors.

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

The Corporation increased promotional and strategic marketing spending in 2008 and 2009 to support new product introductions, further build brand equity and enable competitive pricing in order to protect the position of the Corporation’s products in the market. We expect competition to continue to be intense in 2010.

•

Market shares—Achieving leading market shares in our principal products has been an important part of our past performance. We hold number 1 or 2 share positions in more than 80 countries. Achieving and maintaining leading market shares is important because of ongoing consolidation of retailers and the trend of leading merchandisers seeking to stock only the top competitive brands.

•

Cost controls—To maintain or improve our competitive position, we must control our manufacturing, distribution and other costs. We have achieved cost savings from reducing material costs and manufacturing waste, and realizing productivity gains and distribution efficiencies in our business segments. Our ability to control costs can be affected by changes in the price of pulp, oil and other commodities we consume in our manufacturing processes.

•

Foreign currency and commodity risks—As a multinational enterprise, we are exposed to changes in foreign currency exchange rates, and we are also exposed to changes in commodity prices. Our ability to effectively manage these risks can have a material impact on our results of operations.

•

Global economic environment—The Corporation’s business and financial results continue to be adversely affected by economic uncertainty in the United States and throughout the world and volatility in the global markets. Although it has become more challenging to predict our results in the near-term, we will continue to focus on executing our Global Business Plan strategies for the long-term health of our businesses.

Overview of 2009 Results

•	Net sales decreased 1.5 percent because of unfavorable currency effects and a decline in sales volumes, partially offset by higher net selling prices.

•

Operating profit increased 10.9 percent, and net income attributable to Kimberly-Clark and diluted earnings per share increased 11.5 percent and 12.2 percent, respectively. The benefits of higher net selling prices, cost savings and deflation in key cost components, were partially offset by unfavorable currency effects, organization optimization severance and related charges, increased pension expense, higher operating costs and increased strategic marketing spending.

•	Cash flow from operations was $3.5 billion, an increase of 38 percent.

Results of Operations and Related Information

This section contains a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2009 results of operations. This discussion and analysis compares 2009 results to 2008, and 2008 results to 2007.

PART II

(Continued)

Analysis of Consolidated Net Sales

By Business Segment

	Year Ended December 31
	2009	2008	2007
	(Millions of dollars)
Personal Care	$8,365	$8,272	$7,563
Consumer Tissue	6,409	6,748	6,475
K-C Professional & Other	3,007	3,174	3,039
Health Care	1,371	1,224	1,207
Corporate & Other	53	79	41
Intersegment sales	(90)	(82)	(59)

Consolidated	$19,115	$19,415	$18,266

By Geographic Area

	Year Ended December 31
	2009	2008	2007
	(Millions of dollars)
United States	$10,146	$10,143	$9,876
Canada	596	574	569
Intergeographic sales	(322)	(256)	(253)

Total North America	10,420	10,461	10,192
Europe	3,220	3,679	3,469
Asia, Latin America and other	6,124	5,942	5,252
Intergeographic sales	(649)	(667)	(647)

Consolidated	$19,115	$19,415	$18,266

Commentary:

2009 versus 2008

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume	Net Price	Currency	Mix/ Other
Consolidated	(1.5)	(1)	4	(5)	—
Personal Care	1.1	2	5	(6)	—
Consumer Tissue	(5.0)	(3)	3	(5)	—
K-C Professional & Other	(5.3)	(6)	4	(4)	1
Health Care	12.0	14	—	(2)	—

•

Personal care net sales in North America decreased about 1 percent due to a decline in sales volumes of 1 percent and unfavorable currency effects of 1 percent, partially offset by higher net selling prices of more than 1 percent. The higher net selling prices resulted from price increases implemented during 2008, net of 2009 increased promotional activity primarily for Huggies diapers to match competitive actions. The sales volume declines resulted from lower sales of training pants, due to category

PART II

(Continued)

weakness, and modestly lower volumes for Huggies diapers. These declines were partially offset by higher volumes for K-C’s adult incontinence brands, including benefits from innovation of Depend products.

In Europe, personal care net sales decreased about 10 percent as unfavorable currency effects of 12 percent and decreased net selling prices of 2 percent were partially offset by increased sales volumes of 4 percent. The volume increase was driven by growth of Huggies diapers in Central Europe and in the Corporation’s four core markets—the U.K., France, Italy and Spain.

In K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, net sales increased about 5 percent driven by a more than 11 percent increase in net selling prices and 4 percent increase in sales volumes, partially offset by a 10 percent unfavorable currency effect. The growth in net selling prices was broad-based, with particular strength throughout Latin America and in South Korea, Russia, and South Africa. Unfavorable currency effects were primarily in South Korea, Russia, Australia and Latin America.

•

Consumer tissue net sales in North America decreased 2 percent as an increase in net selling prices of 2 percent was offset by a sales volume decline of about 4 percent. The higher net selling prices were primarily attributable to price increases in all categories implemented during 2008, net of increased promotional activity to match competitive actions. Sales volumes were down low single-digits in facial tissue and double-digits in paper towels, primarily as a result of focusing on improving revenue realization and some consumer trade-down to lower-priced product offerings.

In Europe, consumer tissue net sales decreased almost 14 percent due to unfavorable currency effects of 11 percent, a decrease in sales volumes of 2 percent and a decrease of net selling prices of 1 percent. The lower sales volumes were primarily because of reduced sales of bathroom tissue due to some consumer trade-down to lower-priced product offerings.

In K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, consumer tissue net sales decreased 3 percent, as an increase in net selling prices of 7 percent and improvements in product mix of 1 percent were more than offset by unfavorable currency effects of 8 percent and lower sales volumes of 3 percent. The increase in net selling prices resulted from price increases implemented in most markets in 2008, net of current year increased promotional activity. Unfavorable currency effects were primarily attributable to South Korea, Russia, Australia and Latin America.

•

Economic weakness and high unemployment levels in North America and Europe continued to affect K-C Professional’s categories in 2009. In North America, sales decreased 4 percent, due to a decrease in sales volumes of 6 percent (which is net of an approximate 4 percent benefit from the acquisition of Jackson in April 2009), partially offset by higher net selling prices of about 3 percent. In Europe, sales of K-C Professional products decreased 16 percent, due to a decrease in sales volumes of 9 percent (which is net of an approximate 1 percent benefit from the Jackson acquisition) and unfavorable currency effects of 9 percent, partially offset by higher net selling prices of 3 percent.

•

The increased sales volumes for health care products were primarily due to broad-based growth across several categories including exam gloves and apparel and a 2 percent benefit from the acquisition of I-Flow in late November 2009. In addition, approximately 35 percent of the total gain in health care volume for the year was attributable to increased global demand for face masks, a result of the H1N1 influenza virus.

PART II

(Continued)

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

In K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, net sales increased almost 17 percent driven by a more than 10 percent increase in sales volumes. The growth in sales volumes was broad-based, with particular strength throughout Latin America and in South Korea, Russia, Turkey and China. Increased net selling prices and favorable product mix added about 4 percent and 2 percent, respectively, to the net sales increase. Unfavorable currency effects in South Korea were offset by favorable effects in other countries, primarily in Brazil and Israel.

•

Consumer tissue net sales in North America were even with the prior year as increased net selling prices of more than 6 percent and improved product mix of nearly 1 percent were offset by a sales volume decline of about 7 percent. The higher net selling prices were primarily attributable to price increases for bathroom tissue and paper towels implemented during the first and third quarters in the U.S. List prices for facial tissue were raised late in the third quarter. Sales volumes were down mid-single digits in bathroom tissue and facial tissue and double-digits in paper towels, primarily as a result of focusing on improving revenue realization. A portion of the overall volume decline is also due to the Corporation’s decision in late 2007 to shed certain low-margin private label business.

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

Consumer tissue net sales in K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa increased nearly 13 percent. During 2008, the Corporation raised prices in most markets to recover higher raw materials costs and drove improvements in mix with more differentiated, value-added products, strategies that resulted in higher net selling prices of about 10 percent and better product mix of more than 2 percent. Sales volumes were even with last year. For the year, currency effects were neutral as favorable effects earlier in the year were offset by the dramatic changes in currency rates in the fourth quarter of 2008.

PART II

(Continued)

•

Economic weakness and rising unemployment levels in North America and Europe began to affect K-C Professional’s categories in the fourth quarter of 2008. For the year, net sales in North America increased nearly 3 percent as increased net selling prices of about 4 percent and improved product mix of over 1 percent were tempered by lower sales volumes. In Europe, net sales of K-C Professional products advanced about 9 percent as increased net selling prices and higher sales volumes contributed nearly 3 percent and 2 percent, respectively, to the improvement. Currency effects were about 4 percent favorable versus the prior year.

•

The increased sales volumes for health care products were primarily due to mid-single digit growth outside North America and a similar advance for medical devices in North America. The price decline was mainly attributable to competitive conditions affecting surgical supplies in North America and Europe.

Analysis of Consolidated Operating Profit

By Business Segment

	Year Ended December 31
	2009	2008	2007
	(Millions of dollars)
Personal Care	$1,739	$1,649	$1,562
Consumer Tissue	736	601	702
K-C Professional & Other	464	428	478
Health Care	244	143	195
Other income and (expense), net	(97)	(20)	18
Corporate & Other	(261)	(254)	(339)

Consolidated	$2,825	$2,547	$2,616

By Geographic Area

	Year Ended December 31
	2009	2008	2007
	(Millions of dollars)
United States	$2,059	$1,730	$1,853
Canada	113	144	157
Europe	171	210	258
Asia, Latin America and other	840	737	669
Other income and (expense), net	(97)	(20)	18
Corporate & Other	(261)	(254)	(339)

Consolidated	$2,825	$2,547	$2,616

Note:	Corporate & Other and Other income and (expense), net, include the following amounts of pre-tax charges for the strategic cost reductions. In 2007, Corporate & Other also includes the related implementation costs.

	2008	2007
	(Millions of dollars)
Corporate & Other	$(72)	$(148)
Other income and (expense), net	12	14

PART II

(Continued)

Commentary:

2009 versus 2008

	Percentage Change in Operating Profit Versus Prior Year
	Total Change	Change Due To
		Volume	Net Price	Input Costs(a)	Production (Curtailment)/ Efficiencies	Currency	Other(b)
Consolidated	10.9	(2)	29	26	(5)	(14)	(23	)(c)
Personal Care	5.5	2	25	10	(2)	(13)	(17)
Consumer Tissue	22.5	(12)	31	54	(12)	(7)	(32)
K-C Professional & Other	8.4	(14)	33	32	(11)	(4)	(28)
Health Care	70.6	45	(3)	36	19	(4)	(22)

(a)	Includes raw materials deflation and energy and distribution variations.

(b)	Includes organization optimization severance and related charges and cost savings.

(c)	Strategic cost reduction charges of $60 million were included in 2008.

Consolidated operating profit increased $278 million or 10.9 percent from the prior year. The benefits of higher net selling prices, cost savings of about $240 million and deflation in key cost components totaling approximately $675 million, were partially offset by lower sales volumes, negative currency effects of about $355 million, severance and related costs of $128 million, increased pension expense of about $155 million, higher operating costs and increased strategic marketing spending. Operating profit as a percent of net sales increased to 14.8 percent from 13.1 percent last year. Charges in 2008 of $60 million for the strategic cost reductions, discussed later in this MD&A, are not included in the results of the business segments.

•

Operating profit for the personal care segment increased 5.5 percent as higher net selling prices, materials and other cost deflation, and cost savings, were partially offset by organization optimization severance charges, unfavorable currency effects, higher operating costs and increased marketing expense. In North America, operating profit increased due to higher net selling prices, materials and other cost deflation, and cost savings, tempered by organization optimization severance charges and increased marketing expenses. In Europe, operating profit declined as increased sales volumes were more than offset by lower net selling prices and organization optimization severance charges. Operating profit in K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa increased as higher net selling prices and the benefits of volume growth were only partially offset by unfavorable currency effects.

•

Consumer tissue segment operating profit increased 22.5 percent. Materials and other cost deflation, higher net selling prices and cost savings were partially offset by lower sales volumes, increased selling and marketing spending, organization optimization severance charges and negative impacts of production down-time which occurred earlier in the year, in part to drive inventory reductions. Operating profit in North America increased due to the same factors that affected the overall segment. In Europe, operating profit increased as materials and other cost deflation were only partially offset by unfavorable currency effects, lower net selling prices, and lower sales volumes. Operating profit in K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa increased as higher net selling prices and materials and other cost deflation were partially offset by increased marketing expenses, unfavorable currency effects and lower sales volumes.

•	Operating profit for K-C Professional & Other products increased 8.4 percent as higher net selling prices and materials and other cost deflation were partially offset by organization optimization

PART II

(Continued)

severance charges, lower sales volumes, negative impacts of production down-time, in part to drive reductions in inventory, increased general expense, partially as a result of the Jackson acquisition, and unfavorable currency effects.

•

Operating profit for the health care segment increased 70.6 percent. The benefit of higher sales volumes, materials cost deflation, manufacturing production efficiencies and cost savings were partially offset by higher selling expenses, as a result of the I-Flow acquisition, and lower net selling prices.

Organization Optimization Initiative

In June 2009, the Corporation announced actions to reduce its worldwide salaried workforce by approximately 1,600 positions by the end of 2009. These actions resulted in cumulative pretax charges of approximately $128 million in 2009. Related savings from this initiative were approximately $55 million in 2009. See Item 8, Note 4 to the Consolidated Financial Statements for detail on costs incurred for the initiative.

Other income and (expense), net

Other income and (expense), net for 2009 includes currency transaction losses of $110 million, an increase of $92 million over 2008, partially offset by additional favorable settlements of value-added tax matters in Latin America. Approximately $73 million of the currency transaction losses in 2009 related to operations in Venezuela.

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

Consolidated operating profit decreased $69 million or 2.6 percent from the prior year. Charges for the strategic cost reductions of $60 million for 2008 were $47 million lower than in the prior year. Charges for the strategic cost reductions are not included in the results of the business segments. The effect of higher net sales, primarily due to increased net selling prices, plus approximately $171 million in cost savings, were more than offset by significant inflation in key manufacturing cost inputs of more than $725 million, higher manufacturing costs, primarily related to production downtime, of nearly $100 million, increased strategic marketing spending of about $95 million and higher levels of selling and administrative expenses, mainly to support growth in K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa. Operating profit as a percent of net sales decreased to 13.1 percent from 14.3 percent last year.

PART II

(Continued)

•

Operating profit for the personal care segment increased 5.6 percent as higher net sales and cost savings more than offset raw materials and other cost inflation. In North America, operating profit increased due to the higher net selling prices and cost savings, tempered by materials and other cost inflation, and increased marketing expenses. In Europe, operating profit declined as cost savings were more than offset by the lower net selling prices and materials inflation. Operating profit in K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, increased because the higher net selling prices and sales volumes more than offset increased marketing and general expenses.

•

Consumer tissue segment operating profit decreased 14.4 percent. Increased net selling prices and cost savings were more than offset by cost inflation, the lower sales volumes and higher manufacturing costs, including the effect of planned production downtime. Operating profit in North America decreased due to the same factors that affected the overall segment. In Europe, operating profit declined as higher net selling prices and cost savings were more than offset by cost inflation. Operating profit in K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, was even with the prior year as higher net selling prices were offset by cost inflation, and increased marketing and general expenses to support growth in these regions.

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

Strategic Cost Reduction Plan

In July 2005, the Corporation authorized a multi-year plan to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe. The strategic cost reductions commenced in the third quarter of 2005 and were completed by December 31, 2008. The strategic cost reductions resulted in cumulative charges of $880 million before tax or $610 million after tax. Cumulative savings under the plan were $395 million, including $60 million in 2009 and $110 million in 2008.

Other income and (expense), net

Other income and (expense), net for 2008 includes costs for a legal judgment and the refinancing of dealer remarketable securities partially offset by favorable settlement of a value-added tax matter in Latin America. A gain of $16 million for the settlement of litigation related to prior years’ operations in Latin America is included in 2007. In addition, currency transaction losses included in this line item were about $5 million higher in 2008 than in 2007.

Additional Income Statement Commentary

2009 versus 2008

•	Interest expense decreased due to lower average interest rates and a lower average level of debt. See Item 8, Note 7 to the Consolidated Financial Statements for detail on debt activity.

•

The Corporation’s effective income tax rate was 29.0 percent for 2009 compared with 27.0 percent for 2008. The increase was primarily due to favorable audit activity in 2008 relating to prior years and currency impacts in Latin America and Asia-Pacific.

PART II

(Continued)

•

The Corporation’s share of net income of equity companies declined by $2 million primarily due to unfavorable currency effects affecting the Corporation’s investment in Kimberly-Clark de Mexico, S.A.B. de C.V. (“KCM”). Despite higher selling prices and sales volumes, KCM’s U.S. dollar results were negatively affected as the Mexican peso results for 2009 were translated into U.S. dollars using currency exchange rates that were 18 percent weaker versus the U.S. dollar in 2009 than in 2008. Also affecting the year-over-year comparisons were currency transaction losses in 2008 on its more than $300 million of U.S. dollar denominated liabilities that were refinanced into Mexican peso liabilities in 2009. The currency transaction losses reduced the Corporation’s share of KCM’s net income by approximately $23 million in 2008.

•

Net income attributable to noncontrolling interests decreased $29 million primarily due to the acquisition of the remaining interest in the Corporation’s Andean affiliate in January 2009. See Item 8, Note 6 to the Consolidated Financial Statements for additional detail.

•

The average number of common shares outstanding declined in 2009 as compared to 2008, primarily due to share repurchases throughout 2008 under the Corporation’s share repurchase program. No shares were repurchased under the program during 2009.

2008 versus 2007

•

Interest expense increased due to a higher average level of debt partially offset by lower average interest rates. See Item 8, Note 7 to the Consolidated Financial Statements for detail on debt activity.

•

The Corporation’s effective income tax rate was 27.0 percent for 2008 compared with 23.2 percent for 2007. The increase was primarily due to: (a) the benefits from the synthetic fuel credits utilized in 2007 that were not available in 2008; (b) favorable settlements in 2007 of tax issues related to prior years; and (c) the reversal of valuation allowances in 2007 on deferred tax assets at certain majority-owned subsidiaries in Latin America based on a sustained improvement in the subsidiaries’ operating results, partially offset by higher foreign tax credit benefits in 2008.

•

The Corporation’s share of net income of equity companies declined by $4 million primarily due to lower net income at KCM. While KCM had higher net sales, its operating profit and net income were affected by currency transaction losses in the fourth quarter of 2008 on its more than $300 million of U.S. dollar-denominated liabilities as the Mexican peso weakened versus the U.S. dollar. The currency transaction losses reduced the Corporation’s share of KCM’s net income by approximately $23 million for 2008.

•

Net income attributable to noncontrolling interests increased $11 million versus the prior year. The increase was primarily due to higher returns payable on the redeemable preferred securities issued by the Corporation’s consolidated financing subsidiary.

•

As a result of the Corporation’s ongoing share repurchase program, including an accelerated share repurchase program, the average number of common shares outstanding declined, which benefited 2008 net income by about $.25 per share. This benefit was partially offset by the higher interest expense associated with the July 2007 debt issuances that funded the program.

•

As described in Item 8, Note 16 to the Consolidated Financial Statements, the Corporation had minority interests in two synthetic fuel partnerships. Pretax losses from participation in these partnerships were reported as nonoperating expense in the Consolidated Income Statement. The partnerships were dissolved in 2008 at no cost to the Corporation. The Corporation’s income tax provision was reduced by $81 million in 2007, resulting from the income tax credits and tax benefits of these investments. Diluted earnings per share benefited by $.03 in 2007 compared with no benefit in 2008.

PART II

(Continued)

Liquidity and Capital Resources

	Year Ended December 31
	2009	2008
	(Millions of dollars)
Cash provided by operations	$3,481	$2,516
Capital spending	848	906
Acquisitions of businesses, net of cash acquired	458	98
Ratio of total debt and redeemable securities to capital(a)	53.1%	62.2%
Pretax interest coverage—times	8.8	7.3

(a)	Capital is total debt and redeemable securities of subsidiaries plus stockholders’ equity.

Cash Flow Commentary:

Cash provided by operations increased $965 million primarily due to higher cash earnings and reduced working capital, including reductions in inventories and benefits from payables, partially offset by increased pension plan contributions.

Contractual Obligations:

The following table presents the Corporation’s total contractual obligations for which cash flows are fixed or determinable.

	Total	2010	2011	2012	2013	2014	2015+
	(Millions of dollars)
Contractual Obligations
Long-term debt	$5,295	$503	$434	$411	$506	$104	$3,337
Interest payment on long-term debt	2,741	254	244	226	215	194	1,608
Returns on redeemable preferred securities	192	54	54	28	28	28	—
Operating leases	789	169	137	115	95	86	187
Unconditional purchase obligations	1,808	693	524	326	66	65	134
Open purchase orders	1,665	1,610	9	8	7	8	23

Total contractual obligations	$12,490	$3,283	$1,402	$1,114	$917	$485	$5,289

Obligations Commentary:

•	Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2009.

•	Returns on redeemable preferred securities reflect required return payments through the next redemption election date by instrument class. See Item 8, Note 8 to the Consolidated Financial Statements.

•

The unconditional purchase obligations are for the purchase of raw materials, primarily pulp, and utilities. Although the Corporation is primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, management believes exposure to losses, if any, under these arrangements is not material.

•	The open purchase orders displayed in the table represent amounts for goods and services the Corporation has negotiated for delivery.

PART II

(Continued)

The Corporation will fund its defined benefit pension plans to meet or exceed statutory requirements and currently expects to contribute about $240 million to these plans in 2010. This amount is not included in the table.

The table does not include future payments that the Corporation will make for other postretirement benefit obligations. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, the Corporation anticipates making annual payments for these obligations within a range from approximately $80 million in 2010 to more than $95 million by 2019.

Accrued income tax liabilities for uncertain tax positions have not been presented in the table due to uncertainty as to amounts and timing regarding future payments.

Deferred taxes, noncontrolling interests and payments for pension plan benefits are also not included in the table.

A consolidated financing subsidiary has issued two classes of redeemable preferred securities. The holder of the securities can elect to have the subsidiary redeem the first class in December 2011 and the second class in December 2014 and each seven-year anniversary thereafter. In the event that the holder of the securities does elect to have its preferred securities redeemed at the next respective redemption dates, the Corporation would be required to repay approximately $500 million in 2011 and approximately $500 million in 2014. These amounts have not been included in the table. See Item 8, Note 8 to the Consolidated Financial Statements for additional information regarding these securities.

Investing Commentary:

•	During 2009, the Corporation’s capital spending was $848 million.

•	During the first quarter of 2009, the Corporation acquired the remaining approximately 31 percent interest in its Andean region subsidiary, Colombiana Kimberly Colpapel S.A., for $289 million.

•

During the second quarter of 2009, the Corporation acquired Jackson, a privately-held safety products company, for approximately $155 million, net of cash acquired. The acquisition is consistent with the Corporation’s global business plan strategy to accelerate growth of high-margin workplace products sold by its K-C Professional business. During the fourth quarter of 2009, the Corporation acquired Baylis’ pain management business. The Corporation’s Health Care business has been the exclusive distributor of these pain management products in the U.S. since 2001. Also during the fourth quarter of 2009, the Corporation acquired I-Flow, a healthcare company that develops and markets drug delivery systems and products for post-surgical pain relief and surgical site care, for $262 million, net of cash acquired. The Baylis and I-Flow acquisitions are consistent with the Corporation’s global business plan strategy to invest in the higher-growth, higher-margin medical device market. See Item 8, Note 6 to the Consolidated Financial Statements for a discussion of these acquisitions.

Financing Commentary:

•	At December 31, 2009, total debt and redeemable securities was $6.5 billion compared with $7.0 billion last year end. The decrease was mostly due to debt repayments of $590 million in 2009.

•

During the fourth quarter of 2009, both Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s) reaffirmed the Corporation’s long- and short-term ratings of A and A1 at S&P and A2 and P1 at Moody’s, respectively, with an outlook of stable.

PART II

(Continued)

•

In 2006, the Corporation issued $200 million of dealer remarketable securities that have a final maturity in 2016. In 2009, the dealer exercised its option to remarket the securities for another year and in agreement with the Corporation, sold the securities to a wholly-owned subsidiary of the Corporation, which intends to hold them until the next remarketing date in December 2010. The investment in these securities by the subsidiary and the Corporation’s debt obligation for these securities are eliminated in consolidation. See Item 8, Note 7 to the Consolidated Financial Statements for additional detail on these securities.

•

At December 31, 2009, the Corporation had a $1.33 billion revolving credit facility that is scheduled to expire in September 2012. Under the arrangement, the revolving credit facility may be increased to $1.77 billion. The Corporation maintains the revolving credit facility to manage liquidity needs in the event its access to the commercial paper markets is constrained for any reason. The Corporation did not borrow any amounts under the revolving credit facility in 2009.

•

In 2003, the Venezuelan government enacted currency restrictions, which have affected the ability of the Corporation’s Venezuelan subsidiary (“K-C Venezuela”) to obtain foreign currency at the official rate of exchange to pay for imported finished goods. These exchange restrictions have negatively impacted K-C Venezuela because it has had to meet its foreign currency needs from non-government sources at the parallel exchange rates, which are substantially unfavorable to the official rate. During 2009, the Corporation recorded its share of pretax losses of more than $195 million or about $.47 per share due to currency transactions at parallel exchange rates. In 2009, K-C Venezuela represented approximately 3 percent of consolidated net sales and 1 percent of consolidated operating profit.

Because the cumulative inflation in Venezuela for the preceding three years was more than 100 percent, effective January 1, 2010, the Corporation determined that results for this operation would be accounted for as highly inflationary. On January 8, 2010, the Venezuelan government devalued its currency and established a multiple exchange rate structure. As a result of the devaluation, the Corporation anticipates recording a one-time after tax charge to remeasure the subsidiary’s local currency net monetary asset position into U.S. dollars. The Corporation is currently evaluating the rate at which the devaluation will be measured and 2010 results will be translated into U.S. dollars. The Corporation estimates the range of the one-time after-tax impact of the devaluation to be $60 million to $90 million, based on a rate of 4.3 to 6.0 bolivars per U.S. dollar. This charge will be recorded in the first quarter of 2010. At the stated range of rates, the Corporation estimates that the ongoing effect of the devaluation will not be material to the Corporation’s 2010 net income.

Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, pension plan contributions and other needs in the foreseeable future.

Variable Interest Entities

The Corporation has interests in the financing and real estate entities discussed in Item 8, Notes 2, 8 and 13 to the Consolidated Financial Statements. The entities described in Item 8, Notes 2 and 8 are consolidated, as are certain of the real estate entities described in Note 13. The nonconsolidated real estate entities do not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the

PART II

(Continued)

reporting period. The critical accounting policies used by management in the preparation of the Consolidated Financial Statements are those that are important both to the presentation of the Corporation’s financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to consumer and trade promotion and rebate accruals, pension and other postretirement benefits, retained insurable risks, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets, the qualitative and quantitative analyses of variability used to determine the primary beneficiary of variable interest entities, deferred income taxes and potential income tax assessments, and loss contingencies. These critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Promotion and Rebate Accruals

Among those factors affecting the accruals for promotions are estimates of the number of consumer coupons that will be redeemed and the type and number of activities within promotional programs between the Corporation and its trade customers. Rebate accruals are based on estimates of the quantity of products distributors have sold to specific customers. Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories. Estimates of trade promotion liabilities for promotional program costs incurred, but unpaid, are generally based on estimates of the quantity of customer sales, timing of promotional activities and forecasted costs for activities within the promotional programs. Settlement of these liabilities sometimes occurs in periods subsequent to the date of the promotion activity. Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, favorable end-of-aisle or in-store product displays and other activities conducted by the Corporation’s customers to promote the Corporation’s products. Promotion accruals as of December 31, 2009 and 2008 were $364 million and $321 million, respectively. Rebate accruals as of December 31, 2009 and 2008 were $365 million and $261 million, respectively.

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

Consolidated pension expense for defined benefit pension plans was $251 million in 2009 compared with $97 million for 2008. Pension expense included curtailment charges of about $21 million in 2009 related to the freeze of the Corporation’s U.S. defined benefit pension plans, and special pension benefits related to the strategic cost reductions of about $5 million in 2008. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 8.17 percent in 2009 compared with 8.23 percent in 2008 and will be 7.96 percent in 2010. The expected long-term rate of return is evaluated on an annual basis. In setting this assumption, the Corporation considers a number of factors including projected future

PART II

(Continued)

returns by asset class, current asset allocation and historical long-term market performance. As part of the factors related to historical market performance, the Corporation considered the range of compounded annual returns for 15 rolling 15-year and 20-year periods through 2009 relative to each plan’s current asset allocation.

The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 8.47 percent in 2009 compared with 8.48 percent in 2008 and will be 8.19 percent in 2010. The expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 65 percent with equity managers, with expected long-term rates of return ranging from 9 to 10 percent, and about 35 percent with fixed income managers, with an expected long-term rate of return ranging from 6 to 7 percent. Actual asset allocation is regularly reviewed and it is periodically rebalanced to the targeted allocation when considered appropriate. Long-term rate of return assumptions continue to be evaluated at least annually and are adjusted as necessary.

Pension expense is determined using the fair value of assets rather than a calculated value that averages gains and losses (“Calculated Value”) over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of assets and the actual return based on the fair value of assets. The variance between actual and expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a Calculated Value was used for plan assets. As of December 31, 2009, the Principal Plans had cumulative unrecognized investment losses and other actuarial losses of approximately $2.2 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” as required.

The discount (or settlement) rates used to determine the present values of the Corporation’s future U.S. and Canadian pension obligations at December 31, 2009 were based on yield curves constructed from a portfolio of high quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rates for the U.S. and Canadian pension obligations. For the U.K. plans, discount rates were established using the yield on a U.K. bond index comprised of high quality corporate debt securities, with the yield adjusted for duration differences between the index and the pension obligations and for securities in the index recently downgraded below high quality. The weighted-average discount rate for the Principal Plans decreased to 5.88 percent at December 31, 2009 from 6.47 percent at December 31, 2008.

Consolidated pension expense for defined benefit pension plans is estimated to approximate $160 million in 2010. The decrease in estimated pension expense for 2010 from $251 million incurred in 2009 reflects substantially higher plan assets at December 31, 2009. The 2010 estimate is based on an expected weighted-average long-term rate of return on assets in the Principal Plans of 8.19 percent, a weighted-average discount rate for the Principal Plans of 5.88 percent and various other assumptions. Pension expense beyond 2010 will depend on future investment performance, the Corporation’s contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

If the expected long-term rates of return on assets for the Principal Plans were lowered by 0.25 percent, our annual pension expense would increase by approximately $10 million in 2010. If the discount rate assumptions for these same plans were reduced by 0.25 percent, annual pension expense would increase by approximately $7 million and the December 31, 2009 pension liability would increase by about $157 million.

The fair value of the assets in the Corporation’s defined benefit plans was $4.2 billion and $3.1 billion at December 31, 2009 and December 31, 2008, respectively. The projected benefit obligations of the defined

PART II

(Continued)

benefit plans exceeded the fair value of plan assets by approximately $1.2 billion and $1.9 billion at December 31, 2009 and December 31, 2008, respectively. On a consolidated basis, the Corporation contributed about $845 million to its pension plans in 2009 compared with $129 million in 2008. In addition, the Corporation made direct benefit payments of $25 million in 2009 compared to $14 million in 2008. The Corporation currently anticipates contributing about $240 million to its pension plans in 2010.

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

Other Postretirement Benefits

Substantially all U.S. retirees and employees are covered by unfunded health care and life insurance benefit plans. Certain benefits are based on years of service and/or age at retirement. The plans are principally noncontributory for employees who were eligible to retire before 1993, contributory for most employees who retire after 1992, and the Corporation provides no subsidized benefits to most employees hired after 2003.

The Corporation made benefit payments of $71 million in 2009 compared with $73 million in 2008. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above. If the discount rate assumptions for these plans were reduced by 0.25 percent, 2010 other postretirement benefit expense would increase by less than $1 million and the December 31, 2009 benefit liability would increase by about $17 million.

The health care cost trend rate is based on a combination of inputs including the Corporation’s recent claims history and insights from external advisers regarding recent developments in the health care marketplace, as well as projections of future trends in the marketplace. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 7.1 percent in 2010, 7.1 percent in 2011 and to gradually decline to 5.0 percent in 2015 and thereafter. See Item 8, Note 10 to the Consolidated Financial Statements for disclosure of the effect of a one percentage point change in the health care cost trend rate.

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

Property and Depreciation

Estimating the useful lives of property, plant and equipment requires the exercise of management judgment, and actual lives may differ from these estimates. Changes to these initial useful life estimates are made when appropriate. Property, plant and equipment are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts of these long-lived assets may not be recoverable from future net pretax cash flows. Impairment testing requires significant management judgment including estimating the future success of product lines, future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of the asset (undiscounted and

PART II

(Continued)

without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. The determination of fair value is based on an expected present value technique in which multiple probability-weighted cash flow scenarios that reflect a range of possible outcomes and a risk-free rate of interest are used to estimate fair value.

The estimates and assumptions used in the impairment analysis are consistent with the business plans and estimates used to manage business operations and to make acquisition and divestiture decisions. The use of different assumptions would increase or decrease the estimated fair value of the asset and the impairment charge. Actual outcomes may differ from the estimates. For example, if the Corporation’s products fail to achieve volume and pricing estimates or if market conditions change or other significant estimates are not realized, then revenue and cost forecasts may not be achieved, and additional impairment charges may be recognized.

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

If a possible impairment is indicated, the implied fair value of goodwill would be estimated by comparing the fair value of the net assets of the unit excluding goodwill to the total fair value of the unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. The annual goodwill impairment testing has been completed and, as the fair value of each reporting unit was significantly in excess of the respective reporting unit’s carrying value, it has been determined that the Corporation’s $3.3 billion of goodwill is not impaired.

The Corporation has no significant intangible assets with indefinite useful lives. At December 31, 2009, the Corporation has other intangible assets with finite useful lives with a gross carrying amount of approximately $505 million and a net carrying amount of about $297 million. These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset is not recoverable based on estimated future undiscounted cash flows, an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its fair value (based on discounted future cash flows). Judgment is used in assessing whether the carrying amount of intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.

Primary Beneficiary Determination of Variable Interest Entities (“VIE”)

The primary beneficiary of variable interest entities is required to be determined using a qualitative analysis to identify the risks in the VIE that cause variability and then to determine the variability that the VIE is designed to create and pass along to its participants. The participant that absorbs the majority of the variability is the

PART II

(Continued)

primary beneficiary and is required to consolidate the VIE. If the qualitative analysis is inconclusive, a quantitative analysis is required to estimate the probable future cash flows of the VIE using a computer simulation model and determining the variability of such cash flows and their present values; the participant that is allocated the majority of the present value of the variability is the primary beneficiary. Both the qualitative analysis and the quantitative analysis require the exercise of significant management judgment.

Deferred Income Taxes and Potential Assessments

As of December 31, 2009, the Corporation had recorded deferred tax assets related to income tax loss carryforwards, income tax credit carryforwards and capital loss carryforwards totaling $816 million and had established valuation allowances against these deferred tax assets of $225 million, thereby resulting in a net deferred tax asset of $591 million. As of December 31, 2008, the net deferred tax asset was $420 million. These carryforwards are primarily in non-U.S. taxing jurisdictions and in certain states in the U.S. Foreign tax credits earned in the U.S. in current and prior years, which cannot be used currently, also give rise to net deferred tax assets. In determining the valuation allowances to establish against these deferred tax assets, many factors are considered, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2009, U.S. income taxes and foreign withholding taxes have not been provided on approximately $5.8 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination, as appropriate.

The Corporation accrues net liabilities for current income taxes for potential assessments, which at December 31, 2009 and December 31, 2008 were $391 million and $332 million, respectively. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. The Corporation’s U.S. federal income tax returns have been audited through 2005. IRS assessments of additional taxes have been paid through 2001. Refund actions are pending with the IRS for the years 1999 through 2005. Management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on the Corporation’s business, financial condition, results of operations or liquidity.

Loss Contingencies

The outcome of loss contingencies and legal proceedings and claims brought against the Corporation is subject to uncertainty. An estimated loss contingency is accrued by a charge to earnings if it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. Disclosure of the contingency is required if there is at least a reasonable possibility that a loss has been incurred. Determination of whether to accrue a loss requires evaluation of the probability of an unfavorable outcome and the ability to make a reasonable estimate. Changes in these estimates could affect the timing and amount of accrual of loss contingencies.

PART II

(Continued)

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

New Accounting Standards

See Item 8, Note 1 to the Consolidated Financial Statements for a description of new accounting standards and their anticipated effects on the Corporation’s consolidated financial statements.

Business Outlook

The Corporation is planning for a slow and modest economic recovery in 2010. The Corporation believes that expected benefits from sales growth, cost savings and benefits from stronger currency exchange rates will more than offset inflation in key cost inputs and planned increases in marketing spending. In 2010, the Corporation intends to continue to focus on its targeted growth initiatives, innovation programs and research and customer development capabilities, while reducing costs and maximizing cash flow. The Corporation has resumed share repurchases in 2010 and increased the amount of its regular quarterly dividend.

Forward-Looking Statements

Certain matters discussed in this Form 10-K or related documents, a portion of which are incorporated herein by reference, concerning, among other things, the business outlook, including economic conditions, sales levels, anticipated currency rates and exchange risk, anticipated impact of acquisitions, cost savings, changes in finished product selling prices, anticipated raw material and energy costs, anticipated benefits related to the organization optimization initiative, cash flow levels, dividend amounts, anticipated financial and operating results, strategies, contingencies and anticipated transactions of the Corporation, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management’s expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these events will occur or that the Corporation’s results will be as estimated.

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

The factors described under Item 1A, Risk Factors in this Form 10-K, or in our other Securities and Exchange Commission filings, among others, could cause the Corporation’s future results to differ from those expressed in any forward-looking statements made by, or on behalf of, the Corporation. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.

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

As of December 31, 2009, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have resulted in a net pretax loss of approximately $29 million. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2009 rates and the assumed rates. In the view of management, the above hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position, results of operations or cash flows. This analysis does not include the impacts of the changes in January 2010 of the Venezuelan bolivar described previously in Item 7.

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

As of December 31, 2009, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of the Corporation’s foreign currency translation exposures would have reduced

PART II

(Continued)

stockholders’ equity by approximately $622 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2009 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to the Corporation’s consolidated financial position because they would not affect the Corporation’s cash flow.

Interest Rate Risk

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2009, the debt portfolio was composed of approximately 23 percent variable-rate debt and 77 percent fixed-rate debt.

Two separate tests are performed to determine whether changes in interest rates would have a significant effect on the Corporation’s financial position or future results of operations. Both tests are based on consolidated debt levels at the time of the test. The first test estimates the effect of interest rate changes on fixed-rate debt. Interest rate changes would result in gains or losses in the market value of fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to fixed-rate debt outstanding at December 31, 2009, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $190 million. The second test estimates the potential effect on future pretax income that would result from increased interest rates applied to the Corporation’s current level of variable-rate debt. With respect to variable-rate debt, a 10 percent increase in interest rates would not have a material effect on the future results of operations or cash flows.

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

The Corporation’s energy, manufacturing and transportation costs are affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. As previously discussed under Item 1A, “Risk Factors,” there can be no assurance that the Corporation will be fully protected against substantial changes in the price or availability of energy sources. In addition, the Corporation is subject to price risk for utilities, primarily natural gas, which are used in its manufacturing operations. Derivative instruments are used to hedge a portion of natural gas price risk in accordance with the Corporation’s risk management policy.

PART II

(Continued)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
	2009	2008	2007
	(Millions of dollars, except per share amounts)
Net Sales	$19,115	$19,415	$18,266
Cost of products sold	12,695	13,557	12,562

Gross Profit	6,420	5,858	5,704
Marketing, research and general expenses	3,498	3,291	3,106
Other (income) and expense, net	97	20	(18)

Operating Profit	2,825	2,547	2,616
Nonoperating expense	—	—	(67)
Interest income	26	46	34
Interest expense	(275)	(304)	(265)

Income Before Income Taxes, Equity Interests and Extraordinary Loss	2,576	2,289	2,318
Provision for income taxes	(746)	(618)	(537)

Income Before Equity Interests and Extraordinary Loss	1,830	1,671	1,781
Share of net income of equity companies	164	166	170

Income Before Extraordinary Loss	1,994	1,837	1,951
Extraordinary loss, net of income taxes, attributable to Kimberly-Clark Corporation	—	(8)	—

Net Income	1,994	1,829	1,951
Net income attributable to noncontrolling interests	(110)	(139)	(128)

Net Income Attributable to Kimberly-Clark Corporation	$1,884	$1,690	$1,823

Per Share Basis
Basic
Before extraordinary loss	$4.53	$4.06	$4.11
Extraordinary loss	—	(.02)	—

Net Income Attributable to Kimberly-Clark Corporation	$4.53	$4.04	$4.11

Diluted
Before extraordinary loss	$4.52	$4.05	$4.08
Extraordinary loss	—	(.02)	—

Net Income Attributable to Kimberly-Clark Corporation	$4.52	$4.03	$4.08

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31
	2009	2008
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$798	$364
Accounts receivable, net	2,566	2,492
Inventories	2,033	2,493
Deferred income taxes	136	131
Time deposits	189	141
Other current assets	142	192

Total Current Assets	5,864	5,813
Property, Plant and Equipment, net	8,033	7,667
Investments in Equity Companies	355	324
Goodwill	3,275	2,743
Long-Term Notes Receivable	607	603
Other Assets	1,075	939

	$19,209	$18,089

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$610	$1,083
Trade accounts payable	1,920	1,603
Accrued expenses	2,064	1,723
Accrued income taxes	79	103
Dividends payable	250	240

Total Current Liabilities	4,923	4,752
Long-Term Debt	4,792	4,882
Noncurrent Employee Benefits	1,989	2,593
Long-Term Income Taxes Payable	168	189
Deferred Income Taxes	377	193
Other Liabilities	218	187
Redeemable Preferred and Common Securities of Subsidiaries	1,052	1,032
Stockholders’ Equity
Kimberly-Clark Corporation Stockholders’ Equity:
Preferred stock—no par value—authorized 20.0 million shares, none issued	—	—
Common stock—$1.25 par value—authorized 1.2 billion shares; issued 478.6 million shares at December 31, 2009 and 2008	598	598
Additional paid-in capital	399	486
Common stock held in treasury, at cost—61.6 million and 65.0 million shares at December 31, 2009 and 2008	(4,087)	(4,285)
Accumulated other comprehensive income (loss)	(1,833)	(2,386)
Retained earnings	10,329	9,465

Total Kimberly-Clark Corporation Stockholders’ Equity	5,406	3,878
Noncontrolling interests	284	383

Total Stockholders’ Equity	5,690	4,261

	$19,209	$18,089

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount		Shares	Amount
	(Dollars in millions, shares in thousands)
Balance at December 31, 2006	478,597	$598	$428	22,978	$(1,392)	$7,896	$(1,432)	$404
Net income in stockholders’ equity	—	—	—	—	—	1,823	—	85
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	365	12
Employee postretirement benefits, net of tax	—	—	—	—	—	—	266	—
Other	—	—	—	—	—	—	10	—
Stock-based awards exercised or vested	—	—	(40)	(6,646)	389	(4)	—	—
Income tax benefits on stock-based compensation	—	—	32	—	—	—	—	—
Shares repurchased	—	—	—	41,344	(2,811)	—	—	—
Recognition of stock-based compensation	—	—	63	—	—	—	—	—
Dividends declared	—	—	—	—	—	(933)	—	(30)
Additional investment in subsidiary and other	—	—	—	—	—	—	—	(8)
Adoption of uncertain tax positions accounting standard	—	—	—	—	—	(34)	—	— —

Balance at December 31, 2007	478,597	598	483	57,676	(3,814)	8,748	(791)	463
Net income in stockholders’ equity	—	—	—	—	—	1,690	—	82
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	(900)	(81)
Employee postretirement benefits, net of tax	—	—	—	—	—	—	(687)	(2)
Other	—	—	—	—	—	—	(8)	—
Stock-based awards exercised or vested	—	—	(59)	(2,870)	170	(7)	—	—
Income tax benefits on stock-based compensation	—	—	10	—	—	—	—	—
Shares repurchased	—	—	5	10,232	(641)	—	—	—
Recognition of stock-based compensation	—	—	47	—	—	—	—	—
Dividends declared	—	—	—	—	—	(966)	—	(51)
Additional investment in subsidiary and other	—	—	—	—	—	—	—	(28)

Balance at December 31, 2008	478,597	598	486	65,038	(4,285)	9,465	(2,386)	383
Net income in stockholders’ equity	—	—	—	—	—	1,884	—	54
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	619	6
Employee postretirement benefits, net of tax	—	—	—	—	—	—	(32)	(2)
Other	—	—	—	—	—	—	3	—
Stock-based awards exercised or vested	—	—	(47)	(3,519)	204	(7)	—	—
Income tax benefits on stock-based compensation	—	—	7	—	—	—	—	—
Shares repurchased	—	—	—	130	(7)	—	—	—
Recognition of stock-based compensation	—	—	86	—	—	—	—	—
Dividends declared	—	—	—	—	—	(996)	—	(45)
Additional investment in subsidiary and other	—	—	(133)	—	1	(17)	(37)	(112)

Balance at December 31, 2009	478,597	$598	$399	61,649	$(4,087)	$10,329	$(1,833)	$284

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
	2009	2008	2007
	(Millions of dollars)
Net Income	$1,994	$1,829	$1,951

Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	625	(982)	377
Employee postretirement benefits	(34)	(689)	266
Other	3	(8)	10

Total Other Comprehensive Income, Net of Tax	594	(1,679)	653

Comprehensive Income	2,588	150	2,604
Comprehensive income attributable to noncontrolling interests	(114)	(55)	(140)

Comprehensive Income Attributable to Kimberly-Clark Corporation	$2,474	$95	$2,464

See Notes to Consolidated Financial Statements.

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
	2009	2008	2007
	(Millions of dollars)
Operating Activities
Net Income	$1,994	$1,829	$1,951
Extraordinary loss, net of income taxes, attributable to Kimberly-Clark Corporation	—	8	—
Depreciation and amortization	783	775	807
Stock-based compensation	86	47	63
Deferred income taxes	141	151	(103)
Net losses on asset dispositions	36	51	30
Equity companies’ earnings in excess of dividends paid	(53)	(34)	(40)
Decrease (increase) in operating working capital	1,105	(335)	(330)
Postretirement benefits	(609)	(38)	14
Other	(2)	62	37

Cash Provided by Operations	3,481	2,516	2,429

Investing Activities
Capital spending	(848)	(906)	(989)
Acquisitions of businesses, net of cash acquired	(458)	(98)	(16)
Investments in marketable securities	—	(9)	(13)
Proceeds from sales of investments	40	48	59
Net (increase) decrease in time deposits	(47)	76	(10)
Proceeds from dispositions of property	25	28	97
Other	—	14	(26)

Cash Used for Investing	(1,288)	(847)	(898)

Financing Activities
Cash dividends paid	(986)	(950)	(933)
Net (decrease) increase in short-term debt	(312)	(436)	43
Proceeds from issuance of long-term debt	2	551	2,128
Repayments of long-term debt	(278)	(274)	(339)
Cash paid on redeemable preferred securities of subsidiary	(53)	(47)	—
Proceeds from preferred securities of subsidiary	—	—	172
Proceeds from exercise of stock options	165	113	349
Acquisitions of common stock for the treasury	(7)	(653)	(2,813)
Shares purchased from noncontrolling interests	(293)	—	—
Other	(26)	(51)	(34)

Cash Used for Financing	(1,788)	(1,747)	(1,427)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	29	(31)	8

Increase (Decrease) in Cash and Cash Equivalents	434	(109)	112
Cash and Cash Equivalents, beginning of year	364	473	361

Cash and Cash Equivalents, end of year	$798	$364	$473

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies

Basis of Presentation

The Consolidated Financial Statements present the accounts of Kimberly-Clark Corporation and all subsidiaries in which it has a controlling financial interest (the “Corporation”) as if they were a single economic entity in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, consumer and trade promotion and rebate accruals, pension and other post-employment benefits, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets and for determination of the primary beneficiary of variable interest entities, deferred tax assets and potential income tax assessments, and loss contingencies.

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

Available-for-Sale Securities

Available-for-sale securities are exchange-traded equity funds and are carried at market value. At December 31, 2009 and 2008, securities of $13 million and $11 million, respectively, that are not expected to be liquidated in the next 12 months were classified as other assets. In addition, at December 31, 2009, securities of $6 million expected to be sold within one year were included in other current assets. Unrealized holding gains or losses on these securities are recorded in other comprehensive income until realized. No significant gains or losses were recognized in income for any of the three years ended December 31, 2009.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is tested for impairment annually and whenever events and circumstances indicate that an impairment may have occurred. Impairment testing compares the carrying amount of the goodwill with its fair value. Fair value is estimated based on discounted cash flows. If the carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded. The Corporation has completed the required annual testing of goodwill for impairment and has determined that its goodwill is not impaired.

At December 31, 2009, the Corporation had intangible assets with indefinite useful lives of approximately $13 million, related to acquired in-process research and development (“IPR&D”). Acquired IPR&D is tested for impairment annually or more frequently if events or changes in circumstances indicate that the acquired IPR&D might be impaired, such as abandonment of the research and development efforts. If development of a marketable product results from the acquired IPR&D, the acquired IPR&D is amortized to income over the estimated life of the product.

Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Estimated useful lives range from 2-20 years for trademarks, 5-17 years for patents and developed technologies, and 5-16 years for other intangible assets. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset.

Investments in Equity Companies

Investments in companies over which the Corporation has the ability to exercise significant influence and that, in general, are at least 20 percent-owned, are stated at cost plus equity in undistributed net income. These investments are evaluated for impairment when warranted. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging “other than temporary,” the Corporation would consider the length of time and extent to which the fair value of the equity company investment has been less than the carrying amount, the near-term and longer-term operating and financial prospects of the equity company, and its longer-term intent of retaining the investment in the equity company.

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

Advertising Expense

Advertising costs are expensed in the year the related advertisement is first presented by the media. For interim reporting purposes, advertising expenses are charged to operations as a percentage of sales based on estimated sales and related advertising costs for the full year.

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

Foreign Currency Translation

The income statements of foreign operations, other than those in highly inflationary economies, are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders’ equity as unrealized translation adjustments.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income statements and balance sheets of operations in highly inflationary economies are translated into U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on monetary assets and liabilities is reflected in income. At December 31, 2009, the Corporation had no operations in highly inflationary economies. See Note 19 for information related to Venezuela subsequent to December 31, 2009.

Derivative Instruments and Hedging

All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur. The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedged item, if any, is recognized in income. The gain or loss on derivatives designated as hedges of investments in foreign subsidiaries is recognized in other comprehensive income to offset the change in value of the net investments being hedged. Any ineffective portion of net investment hedges is immediately recognized in income. Certain foreign-currency derivative instruments not designated as hedging instruments have been entered into to manage a portion of the Corporation’s foreign currency transactional exposures. The gain or loss on these derivatives is included in income in the period that changes in their fair values occur. See Note 12 for disclosures about derivative instruments and hedging activities.

New Accounting Standards

Effective January 1, 2009, the Corporation adopted new accounting requirements issued by the Financial Accounting Standards Board (“FASB”) for business combinations. Under these requirements, the acquirer in a business combination must:

•

recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of the target entity,

•	expense transaction costs as incurred rather than include them as part of the fair value of an acquirer’s interest,

•	fair value contingent consideration arrangements at the acquisition date,

•	limit accrual of the costs for a restructuring plan to pre-acquisition date restructuring obligations, and

•	capitalize the value of acquired IPR&D as an indefinite-lived intangible asset, subject to impairment accounting, rather than expense these values at the acquisition date.

Adoption of these requirements did not have a material effect on the Corporation’s consolidated financial statements.

Also, effective January 1, 2009, as required:

•

The Corporation adopted new FASB guidance with respect to the classification of noncontrolling interests (formerly minority interests) in its consolidated financial statements. See Note 11 for additional detail.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Corporation expanded disclosures about derivative instruments and hedging activities. See Note 12.

•

Certain share-based payment awards entitled to nonforfeitable dividends or dividend equivalents were determined to be participating securities, which are included in the computation of basic and diluted earnings per share under the two-class method. Under the two-class method, earnings per share are computed by allocating net income between shares of common stock and participating securities.

The Corporation’s basic and diluted earnings per share amounts have been recast from amounts previously reported as follows:

	As Previously Reported		As Recast
	Basic	Diluted	Basic	Diluted
2008:
First Quarter	$1.05	$1.04	$1.05	$1.04
Second Quarter	1.00	0.99	0.99	0.99
Third Quarter	1.00	0.99	0.99	0.99
Fourth Quarter	1.01	1.01	1.01	1.01

Full Year	4.06	4.04	4.04	4.03

2007	4.13	4.09	4.11	4.08

2006	3.27	3.25	3.26	3.24

2005	3.30	3.28	3.30	3.28

Effective June 30, 2009, as required, the Corporation:

•	Expanded disclosures about the fair value of financial instruments in its quarterly and annual financial statements.

•

Adopted new FASB guidance for determining other-than-temporary impairment of debt securities and improving the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the consolidated financial statements. Adoption of this guidance did not have a material effect on the Corporation’s consolidated financial statements.

•

Adopted new FASB guidance for estimating fair values of financial assets and liabilities in circumstances when there is no active market or where the price inputs being used represent distressed sales and identifying circumstances that indicate a transaction is not orderly. Adoption of this guidance did not have a material effect on the Corporation’s consolidated financial statements. See Note 3 for these fair value disclosures.

Effective December 31, 2009, the Corporation adopted new FASB disclosure guidance about the fair values of plan assets held in an employer’s defined benefit pension or other postretirement plan, as required. See Note 10. This guidance includes disclosure of:

•	how investment allocation decisions are made,

•	the major categories of plan assets,

•	the inputs and valuation techniques used to measure the fair value of plan assets,

•	the effect of fair value measurements using significant unobservable inputs on year-to-year changes in plan assets, and

•	significant concentrations of risk within plan assets.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the FASB revised the requirements for when a company must consolidate a variable interest entity (“VIE”) in which that company has an interest. Under the new requirement, a company must perform a qualitative analysis and consolidate a VIE if the company has an interest in a VIE that:

•	provides it with the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and

•	obligates it to absorb losses or the right to receive benefits of the VIE that potentially could be significant to the VIE.

A company will be required to perform ongoing reassessments which should be qualitative, to determine if it must consolidate a VIE. This differs from current guidance, which prescribes a quantitative analysis of the primary beneficiary and requires a company to reassess whether to consolidate a VIE only when specific events occur. The new requirement is effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2009, and early adoption is prohibited. Adoption of this requirement is not expected to have a material effect on the Corporation’s consolidated financial statements.

In June 2009, the FASB adopted a codification of accounting standards and the hierarchy of GAAP. The codification became effective for financial statements issued for interim or annual periods ending after September 15, 2009 and is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All nongrandfathered non-SEC accounting literature not included in the codification is superseded and deemed non-authoritative. Adoption of the codification did not have a financial effect on the Corporation’s consolidated financial statements.

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

Management has evaluated events occurring subsequent to December 31, 2009 through February 24, 2010, the date of filing the 2009 Annual Report on Form 10-K with the SEC, to determine if any such events should either be recognized or disclosed in the Consolidated Financial Statements. See Note 19 for additional disclosure.

Note 2.    Monetization Financing Entities

Prior to November 2009, the Corporation had minority voting interests in two financing entities (“Entity 1” and “Entity 2”, collectively the “Financing Entities”) used to monetize long-term notes (the “Notes”) received from the sale of certain nonstrategic timberlands and related assets to nonaffiliated buyers. The Notes have an aggregate face value of $617 million and are backed by irrevocable standby letters of credit issued by money center banks. The Notes and certain other assets were transferred to the Financing Entities in 1999 and 2000. A nonaffiliated financial institution (the “Third Party”) made substantive capital investments in each of the Financing Entities and had majority voting control over each of them. The Third Party also made monetization loans aggregating $617 million to the Corporation, which were assumed by the Financing Entities at the time they acquired the Notes. These monetization loans are secured by the Notes. The Corporation also contributed to the Financing Entities intercompany notes receivable aggregating $662 million and intercompany preferred stock of $50 million, which serve as secondary collateral for the monetization loans.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, the Third Party was determined to be the primary beneficiary of the Financing Entities as a result of the interest rate variability allocated to it. On June 30, 2008, the maturity dates of the lending arrangements with the Third Party were extended. In connection with the extensions, the primary beneficiary determination was reconsidered and, after excluding the interest rate variability as required by an accounting standard change, the Corporation became the primary beneficiary and began consolidating the Financing Entities. The assets and liabilities of the Financing Entities were recorded at fair value as of June 30, 2008. Because the fair value of the monetization loans exceeded the fair value of the Notes, the Corporation recorded an after-tax extraordinary charge of $8 million on its Consolidated Income Statement for the period ended June 30, 2008. Prior period financial statements have not been adjusted to reflect the consolidation of the Financing Entities. The maturity dates of the two loans were extended in June 2009. These extensions had no effect on the primary beneficiary determination.

In November 2009, the Corporation acquired the Third Party’s equity voting interest in Entity 2 and acquired the Third Party’s Entity 2 monetization loan rights for approximately $235 million. As a result, Entity 2 became a wholly-owned subsidiary of the Corporation. In addition, the maturity date of the Entity 1 monetization loan was extended. This extension had no effect on the primary beneficiary determination.

The following summarizes the terms of the Notes and the Entity 1 loan as of December 31, 2009 (millions of dollars):

Description	Face Value	Carrying Amount	Fair Value	Maturity	Interest Rate(1)(2)
Note 1	$397	$392	$375	09/30/2014	LIBOR minus 15 bps
Loan	397	397	398	01/31/2011	LIBOR plus 127 bps
Note 2	220	215	216	07/07/2011	LIBOR minus 12.5 bps

(1)	Payable quarterly

(2)	3-month LIBOR

The Notes and the loan are not traded in active markets. Accordingly, their fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, fair value credit spread, stated spread, maturity date and interest payment dates.

The difference between the carrying amount of the Notes and their fair value represents an unrealized loss position for which an other-than-temporary impairment has not been recognized in earnings because the Corporation does not have the intent to sell, and has both the intent and ability to hold, the Notes for a period of time sufficient to allow for an anticipated recovery of fair value to the carrying amount of the Notes.

Interest income on the Notes of $8 million and $14 million and interest expense on the monetization loans of $14 million and $15 million have been reported on the Corporation’s 2009 and 2008 Consolidated Income Statement, respectively.

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

Set forth below are the financial assets and liabilities measured at fair value as of December 31, 2009, together with the inputs used to develop those fair value measurements.

	December 31	Fair Value Measurements
		Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$43	$—	$43	$—
Available-for-sale securities	19	13	—	6
Derivatives	58	—	58	—

Total	$120	$13	$101	$6

Liabilities
Derivatives	$87	$—	$87	$—

The COLI policies are a source of funding primarily for the Corporation’s nonqualified employee benefits and are included in other assets. Available-for-sale securities are included in other current assets and other assets, as appropriate. The derivative assets and liabilities are included in other current assets, other assets, and accrued expenses, as appropriate.

Level 1 Fair Values—The fair values of certain available-for-sale securities are based on quoted market prices in active markets for identical assets. Unrealized losses on these securities aggregating $4 million have been recorded in other comprehensive income until realized. The unrealized losses have not been recognized in earnings because the Corporation has both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of such securities.

Level 2 Fair Values—The fair value of the COLI policies is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Additional information on the Corporation’s use of derivative instruments is contained in Note 12.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3 Fair Values—The fair value of certain available-for-sale securities acquired in the fourth quarter of 2009 is based on quoted market prices for the exchange-traded securities, adjusted to reflect the restrictions placed on the sale of these securities. There was no significant change in the fair value from the date of acquisition through December 31, 2009.

Fair Value Disclosures

As of December 31, 2009, the consolidated balance sheet contains the following financial instruments, for which disclosure of fair value is required.

	Carrying Amount	Estimated Fair Value	For Further Information See:
	(Millions of dollars)
Assets
Cash and cash equivalents(a)	$798	$798	—
Time deposits(b)	189	189	—
Long-term notes receivable	607	591	Note 2
Other notes receivable (included in other assets)	22	22	—

Liabilities and redeemable preferred and common securities of subsidiaries
Short-term debt(c)	107	107	Note 7
Monetization loan	397	398	Notes 2 and 7
Long-term debt(d)	4,898	5,357	Note 7
Redeemable preferred and common securities of subsidiaries	1,052	1,128	Note 8

(a)	Cash equivalents are comprised of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of 90 days or less, all of which are recorded at cost, which approximates fair value.

(b)	Time deposits are comprised of deposits with original maturities of more than 90 days but less than one year, all of which are recorded at cost, which approximates fair value.

(c)	Short-term debt issued by non-U.S. subsidiaries is recorded at cost, which approximates fair value.

(d)	Long-term debt excludes the monetization loan and includes the current portion ($503 million) of these debt instruments.

Note 4.    Organization Optimization Initiative

In June 2009, the Corporation announced actions to reduce its worldwide salaried workforce by approximately 1,600 positions by the end of 2009. These actions resulted in pretax charges of $128 million in 2009, of which $102 million has been paid and the majority of the balance recorded in accrued expenses is expected to be paid in the first quarter of 2010.

Costs of these actions are recorded at the business segment and corporate levels as follows:

Year Ended December 31, 2009
(Millions of dollars)
Personal Care	$47
Consumer Tissue	50
K-C Professional & Other	16
Health Care	6
Corporate & Other	9

Total	$128

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On a geographic area basis, $84 million of the charges were recorded in North America, $35 million in Europe, and $9 million in the Corporation’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa.

The net charges are included in the following income statement captions:

Year Ended December 31, 2009
(Millions of dollars)
Cost of products sold	$44
Marketing, research and general expenses	84

Total Charges	128
Provision for income taxes	(37)

Net Charges	$91

Note 5.    Strategic Cost Reduction Plan

In July 2005, the Corporation authorized a multi-year plan to further improve its competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe. The strategic cost reductions commenced in the third quarter of 2005 and were completed by December 31, 2008 resulting in cumulative charges of $880 million before tax or $610 million after tax.

Total pretax charges for the strategic cost reduction plan were $60 million and $107 million in the years ended December 31, 2008 and 2007, respectively.

Note 6.    Acquisitions and Intangible Assets

Acquisitions

During the first quarter of 2009, the Corporation acquired the remaining approximate 31 percent interest in its Andean region subsidiary, Colombiana Kimberly Colpapel S.A. (“CKC”), for $289 million. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income (“AOCI”) and additional paid-in capital by approximately $278 million and increased investments in equity companies by approximately $11 million.

During the second quarter of 2009, the Corporation acquired Jackson Products, Inc. (“Jackson”), a privately-held safety products company, for approximately $155 million, net of cash acquired. The acquisition is consistent with the Corporation’s global business plan strategy to accelerate growth of high-margin workplace products sold by its K-C Professional business. The excess of the purchase price over the fair values of assets and liabilities acquired resulted in recognition of goodwill of $95 million, none of which is deductible for income tax purposes. Jackson’s net sales since the acquisition date recognized by the Corporation were 3 percent of the K-C Professional and Other business segment net sales in 2009.

During the fourth quarter of 2009, the Corporation acquired Baylis Medical Company’s pain management business (“Baylis”). The Corporation’s Health Care business has been the exclusive distributor of these pain management products in the U.S. since 2001. The excess of the purchase price over the fair values of assets and liabilities acquired resulted in recognition of goodwill of $19 million, the majority of which is deductible for income tax purposes.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2009, the Corporation acquired I-Flow Corporation (“I-Flow”), a healthcare company that develops and markets drug delivery systems and products for post-surgical pain relief and surgical site care, for $262 million, net of cash acquired. The excess of the purchase price over the fair values of assets and liabilities acquired resulted in recognition of goodwill of $153 million, none of which is deductible for income tax purposes. I-Flow’s net sales since the acquisition date recognized by the Corporation were 1 percent of the Health Care business segment net sales in 2009.

The acquisition accounting for Jackson has been completed, and substantially completed for Baylis and I-Flow, with finalization expected in the first quarter of 2010.

The Baylis and I-Flow acquisitions are consistent with the Corporation’s global business plan strategy to invest in the higher-growth, higher-margin medical device market.

During the first quarter of 2008, the Corporation acquired a personal care business in Trinidad and Tobago. During the second quarter of 2008, the Corporation acquired the remaining 50 percent interest in its South African subsidiary, Kimberly-Clark of South Africa (Pty.) Limited. During third quarter 2008, the Corporation acquired the remaining 40 percent interest in its Chilean subsidiary, Kimberly-Clark Chile, S.A. The cost of these acquisitions totaled approximately $98 million. The allocation of the purchase price to the fair values of assets and liabilities acquired resulted in recognition of goodwill of $44 million, none of which is deductible for income tax purposes.

The CKC and 2008 acquisitions are consistent with the Corporation’s strategy of investing for growth in rapidly growing countries, and are expected to better position the Corporation to leverage its scale and capabilities in customer development and product supply to drive growth and profitability across its businesses.

Goodwill

The changes in the carrying amount of goodwill by business segment are as follows:

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Total
	(Millions of dollars)
Balance at December 31, 2007	$709	$650	$330	$1,253	$2,942
Acquisitions	35	8	4	—	47
Currency and other	(131)	(81)	(27)	(7)	(246)

Balance at December 31, 2008	613	577	307	1,246	2,743
Acquisitions	—	—	95	172	267
Currency and other	132	92	33	8	265

Balance at December 31, 2009	$745	$669	$435	$1,426	$3,275

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

Intangible assets subject to amortization are included in other assets and consist of the following at December 31:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions of dollars)
Trademarks	$266	$139	$219	$126
Patents and developed technologies	153	44	52	41
Other	86	25	36	19

Total	$505	$208	$307	$186

Amortization expense for intangible assets was approximately $18 million in 2009, $12 million in 2008 and $14 million in 2007. Amortization expense is estimated to be approximately $23 million in 2010, $22 million in 2011, $27 million in 2012, $36 million in 2013 and $37 million in 2014.

Note 7.    Debt

Long-term debt is comprised of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2009	2008
	(Millions of dollars)
Notes and debentures	5.56%	2010 – 2038	$4,483	$4,514
Industrial development revenue bonds	0.35%	2015 – 2037	280	280
Bank loans and other financings in various currencies	2.73%	2010 – 2031	532	765

Total long-term debt			5,295	5,559
Less current portion			503	677

Long-term portion			$4,792	$4,882

Fair value of total long-term debt at December 31, 2009 and 2008 was approximately $5.8 billion and $5.9 billion, respectively. Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

Scheduled maturities of long-term debt for the next five years are $503 million in 2010, $434 million in 2011, $411 million in 2012, $506 million in 2013 and $104 million in 2014.

During the fourth quarter of 2008, the Corporation issued $500 million 7.5% Notes due November 1, 2018. The Corporation used the net proceeds to reduce borrowings under its commercial paper program.

During the third quarter of 2007, the Corporation issued $450 million Floating Rate Notes due July 30, 2010; $950 million 6.125% Notes due August 1, 2017; and $700 million 6.625% Notes due August 1, 2037. The Corporation used the net proceeds from the issuance of these notes primarily to fund an accelerated share repurchase agreement and to repay a portion of long-term debt.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2006, the Corporation issued $200 million of dealer remarketable securities that have a final maturity in 2016. The remarketing provisions of these debt instruments require that each year the securities either be remarketed by the dealer or repaid by the Corporation. In the fourth quarter of 2009, the dealer exercised its option to remarket the securities for another year. Similar to the remarketing in 2008, the dealer remarketed the securities to a wholly-owned subsidiary of the Corporation, which intends to hold them until the next remarketing date in the fourth quarter of 2010. The investment in these securities by the subsidiary and the Corporation’s debt obligation for these securities are eliminated in consolidation.

At December 31, 2009, the fair value of the dealer’s option to remarket the securities each year through 2016 is estimated to be $12 million. The Corporation would be obligated to pay the dealer the fair value of its option in the event the securities are not remarketed for any reason other than the dealer’s election not to remarket or the failure of the dealer to successfully remarket the securities if the conditions to a remarketing are satisfied. Management does not expect this contingency to materialize.

At December 31, 2009, the Corporation had a $1.33 billion revolving credit facility that is scheduled to expire in September 2012. Under this arrangement, the revolving credit facility may be increased to $1.77 billion. The Corporation maintains the revolving credit facility to manage liquidity needs in the event its access to the commercial paper markets is constrained for any reason. The Corporation did not borrow any amounts under the revolving credit facility in 2009.

Debt payable within one year is as follows:

	December 31
	2009	2008
	(Millions of dollars)
Commercial paper	$—	$218
Other short-term debt	107	188

Total short-term debt	107	406
Current portion of long-term debt—monetization loans	—	614
Current portion of other long-term debt	503	63

Total	$610	$1,083

At December 31, 2008, the weighted-average interest rate for commercial paper was 0.5 percent.

Note 8.    Redeemable Preferred and Common Securities of Subsidiaries

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Approximately 98 percent of the total cash contributed to the subsidiary has been loaned to the Corporation. These long-term loans bear fixed annual interest rates. The funds remaining in the financing subsidiary are invested in equity-based exchange-traded funds. The preferred and common securities of the subsidiary held by the Corporation and the intercompany loans have been eliminated in the Consolidated Financial Statements. The return on the Preferred Securities is included in net income attributable to noncontrolling interests in the Consolidated Income Statement. The Preferred Securities, which have an estimated fair value of $1.087 billion at December 31, 2009, are included in Redeemable Preferred and Common Securities of Subsidiaries on the Consolidated Balance Sheet.

The Preferred Securities are not traded in active markets. Accordingly, their fair values were calculated using a floating rate pricing model that compares the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model uses the following inputs to calculate fair values: face value, current LIBOR rate, fair value spread, stated spread, maturity date and interest payment dates.

Neither the Third Party nor creditors of the subsidiary have recourse to the general credit of the Corporation. If the Corporation’s credit ratings of A at S&P or A2 at Moody’s are downgraded below BBB- at S&P or Baa3 at Moody’s, or if the Third Party elects to have its preferred securities redeemed on the specified redemption dates, then the loans to the Corporation would become payable to the financing subsidiary to the extent necessary to enable the financing subsidiary to pay the redemption value.

In addition, the Corporation’s subsidiary in Central America has outstanding redeemable common securities that are held by a noncontrolling interest. The fair value of the redeemable common securities of $41 million at December 31, 2009 was based on an independent appraisal, adjusted for current market conditions.

Note 9.    Stock-Based Compensation

The Corporation has a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan (the “Plans”), under which it can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2009, the number of shares of stock available for grants under the Plans aggregated 14.9 million shares.

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

Restricted shares, time-vested restricted share units and performance-based restricted share units granted to employees are valued at the closing market price of the Corporation’s common stock on the grant date and generally vest over three years. The number of performance-based restricted share units that ultimately vest

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ranges from zero to 200 percent of the number granted, based on performance tied to return on invested capital (“ROIC”) and net sales during the three-year performance period. ROIC and net sales targets are set at the beginning of the performance period. Restricted share units granted to outside directors are valued at the closing market price of the Corporation’s common stock on the grant date and vest when they are granted. The restricted period begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service on the Corporation’s Board.

At the time stock options are exercised or restricted shares and restricted share units become payable, common stock is issued from the Corporation’s accumulated treasury shares. Cash dividends are paid on restricted shares, and cash dividends or dividend equivalents are paid or credited in share equivalents on restricted share units, on the same date and at the same rate as dividends are paid on the Corporation’s common stock. These cash dividends and dividend equivalents, net of estimated forfeitures, are charged to retained earnings.

Stock-based compensation costs of $86 million, $47 million and $63 million and related deferred income tax benefits of approximately $28 million, $15 million and $20 million were recognized for 2009, 2008 and 2007, respectively.

The fair value of stock option awards was determined using a Black-Scholes-Merton option-pricing model utilizing a range of assumptions related to dividend yield, volatility, risk-free interest rate, and employee exercise behavior. Dividend yield is based on historical experience and expected future dividend actions. Expected volatility is based on a blend of historical volatility and implied volatility from traded options on the Corporation’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Estimated forfeitures are based on historical data.

The weighted-average fair value of the options granted in 2009, 2008 and 2007 was estimated at $4.32, $6.22 and $11.21, respectively, per option on the date of grant based on the following assumptions:

	2009	2008	2007
Dividend yield	5.60%	4.10%	3.20%
Volatility	19.81%	14.90%	15.19%
Risk-free interest rate	2.39%	3.19%	4.62%
Expected life—years	6.6	6.4	6.4

As of December 31, 2009, the total remaining unrecognized compensation costs and amortization period are as follows:

	Millions of dollars	Weighted- Average Service Years
Nonvested stock options	$16	0.8
Restricted shares and time-vested restricted share units	$18	0.9
Nonvested performance-based restricted share units	$38	1.0

Excess tax benefits, resulting from tax deductions in excess of the compensation cost recognized, aggregating $9 million, $8 million and $22 million were classified as Other cash inflows under Financing Activities for the years ended December 31, 2009, 2008, and 2007, respectively.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock-based compensation under the Plans as of December 31, 2009 and the activity during the year then ended is presented below:

Stock Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (Millions of dollars)
Outstanding at January 1, 2009	26,914	$61.49
Granted	3,091	49.63
Exercised	(3,047)	51.44
Forfeited or expired	(2,046)	61.30

Outstanding at December 31, 2009	24,912	61.26	5.2	$104

Exercisable at December 31, 2009	18,731	62.07	4.1	$63

The following summarizes the effect of the exercises of stock options for each year presented:

	2009	2008	2007
	(Millions of dollars)
Cash received	$165	$113	$349
Income tax benefit received	8	11	30
Intrinsic value	30	18	86

	Restricted Shares		Time-Based Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	90	$64.21	1,017	$63.90	1,183	$64.37
Granted	—	—	255	54.31	833	48.84
Vested	(89)	64.21	(321)	63.23	(109)	62.76
Forfeited	(1)	64.21	(26)	60.80	(236)	58.09

Nonvested at December 31, 2009	—	—	925	61.56	1,671	57.64

The total fair value of restricted shares and restricted share units that became vested during 2009, 2008 and 2007 was $25 million, $56 million and $30 million, respectively.

Note 10.    Employee Postretirement Benefits

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2009, the Corporation took action with respect to its U.S. defined benefit pension and supplemental defined benefit plans to provide that no future compensation and benefit service will be accrued under these plans, other than for certain employees subject to collective bargaining agreements, for plan years after December 31, 2009 (“U.S. DB Pension Freeze”).

The U.S. DB Pension Freeze resulted in a pension curtailment charge aggregating $21 million in 2009 due to the write-off of applicable unamortized prior service costs. As a result of the curtailment, plan assets and projected benefit obligations were required to be remeasured as of the curtailment date. The remeasurement decreased the projected benefit obligations by approximately $320 million. In addition, the average remaining life expectancy of inactive participants rather than the average remaining service lives of active employees must be used in the amortization of actuarial gains and losses as a result of the freeze.

Other Postretirement Benefit Plans

Substantially all U.S. retirees and employees are covered by unfunded health care and life insurance benefit plans. Certain benefits are based on years of service and/or age at retirement. The plans are principally noncontributory for employees who were eligible to retire before 1993 and contributory for most employees who retire after 1992, and the Corporation provides no subsidized benefits to most employees hired after 2003.

In the U.S., health care benefit costs are capped and indexed by 3 percent annually for certain employees retiring on or before April 1, 2004. The future cost for retiree health care benefits is limited to a defined fixed cost based on the years of service for certain employees retiring after April 1, 2004. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 7.1 percent in 2010 and 2011 and to decline to 5.0 percent in 2015 and thereafter.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2009	2008	2009	2008
	(Millions of dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$4,968	$5,459	$795	$858
Service cost	68	73	14	15
Interest cost	310	324	47	49
Actuarial loss (gain)	516	(144)	(12)	(58)
Currency and other	10	(391)	22	4
Benefit payments from plans	(356)	(339)	—	—
Direct benefit payments	(25)	(14)	(71)	(73)

Benefit obligation at end of year	5,491	4,968	795	795

Change in Plan Assets
Fair value of plan assets at beginning of year	3,101	4,706	—	—
Actual gain (loss) on plan assets	520	(1,090)	—	—
Employer contributions	845	129	—	—
Currency and other	134	(305)	—	—
Benefit payments	(356)	(339)	—	—

Fair value of plan assets at end of year	4,244	3,101	—	—

Funded Status	$(1,247)	$(1,867)	$(795)	$(795)

Amounts Recognized in the Balance Sheet
Noncurrent asset—Prepaid benefit cost	$16	$3	$—	$—
Current liability—Accrued benefit cost	(12)	(9)	(67)	(70)
Noncurrent liability—Accrued benefit cost	(1,251)	(1,861)	(728)	(725)

Net amount recognized	$(1,247)	$(1,867)	$(795)	$(795)

December 31 is used as the measurement date for all of the Corporation’s postretirement plans.

Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2009	2008	2009	2008	2009	2008
	(Millions of dollars)
Projected benefit obligation (“PBO”)	$5,047	$4,568	$444	$400	$5,491	$4,968
Accumulated benefit obligation (“ABO”)	4,941	4,308	383	348	5,324	4,656
Fair value of plan assets	3,895	2,817	349	284	4,244	3,101

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2009	2008
	(Millions of dollars)
PBO	$5,228	$4,877
ABO	5,108	4,599
Fair value of plan assets	3,981	3,013

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2009	2008	2007	2009	2008	2007
	(Millions of dollars)
Service cost	$68	$73	$81	$14	$15	$15
Interest cost	310	324	315	47	49	50
Expected return on plan assets(a)	(269)	(370)	(372)	—	—	—
Curtailments	21	—	—	—	—	—
Amortization of prior service cost and transition amount	3	6	7	2	2	2
Recognized net actuarial loss	111	56	77	—	1	5
Other	7	8	12	—	(1)	—

Net periodic benefit cost	$251	$97	$120	$63	$66	$72

(a)	The expected return on plan assets is determined by multiplying the fair value of plan assets at the remeasurement date, typically the prior year-end (adjusted for estimated current year cash benefit payments and contributions), by the expected long-term rate of return.

Weighted-Average Assumptions used to determine Net Cost for years ended December 31

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.40%	6.14%	5.64%	6.50%	6.24%	5.84%
Expected long-term return on plan assets	8.17%	8.23%	8.27%	—	—	—
Rate of compensation increase	3.94%	3.99%	3.90%	—	—	—

Weighted-Average Assumptions used to determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	5.85%	6.40%	5.79%	6.50%
Rate of compensation increase	4.09%	3.94%	—	—

Expected Long-Term Rate of Return and Investment Strategies for the Principal Plans

Strategic asset allocation decisions are made with the intent of maximizing return at an acceptable level of risk. Risk factors considered in setting the strategic asset allocation include, among other things, plan participants retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and the

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporate financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues, corporate debt instruments, and securitized instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate.

When deemed appropriate, certain of the Corporation’s defined benefit pension trusts execute hedging strategies to manage the price risk applicable to equity investments. These strategies are designed to limit the downside exposure of equity investments by trading off upside potential above an acceptable level. In 2009, zero-cost equity collars were established to protect against potential losses beyond a certain level and to allow realization of potential gains up to a certain level on $1.0 billion of U.S. equity exposure in the Corporation’s U.S. pension trust from June 2 to December 30, 2009. In January 2010, similar equity collars were established to protect against potential losses beyond a certain level and to allow realization of potential gains up to a certain level on $1.3 billion of U.S. equity exposure in the Corporation’s U.S. pension plan. The maturity dates of the equity collars vary, with the latest maturity date occurring in January 2011.

The expected long-term rate of return is evaluated on an annual basis. In setting this assumption, a number of factors are considered including projected future returns by asset class, current asset allocation and historical long-term market performance. As part of the factors related to historical market performance, the Corporation considered the range of compounded annual returns for 15 rolling 15-year and 20-year periods through 2009 relative to each plan’s current asset allocation.

The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 8.47 percent in 2009 compared with 8.48 percent in 2008 and will be 8.19 percent in 2010. The expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 65 percent with equity managers, with expected long-term rates of return ranging from 9 to 10 percent, and about 35 percent with fixed income managers, with an expected long-term rate of return ranging from 6 to 7 percent.

Plan Assets

The Corporation’s pension plan asset allocations for its Principal Plans are as follows:

Asset Category	Target Allocation 2010	Percentage of Plan Assets at December 31
		2009	2008

Equity securities	63%	63%	68%
Fixed income securities	37	37	32

Total	100%	100%	100%

The plan assets did not include a significant amount of the Corporation’s common stock.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below are the pension plan assets of the Principal Plans measured at fair value as of December 31, 2009, together with the inputs used to develop those fair value measurements.

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
	(Millions of dollars)
Available Cash	$202	$202	$—
Fixed Income
Assets held directly:
U.S. government and municipals	130	92	38
U.S. corporate debt	278	—	278
U.S. securitized fixed income	72	—	72
International bonds	92	18	74
Held through mutual and pooled funds:
U.S. government and municipals	74	—	74
U.S. corporate debt	231	—	231
International bonds	291	—	291
Multi-sector	52	1	51
Equity
Assets held directly:
U.S. equity	495	494	1
International equity	243	243	—
Held through mutual and pooled funds:
U.S. equity	829	2	827
Non-U.S. equity	742	1	741
Global equity	164	—	164

Total	$3,895	$1,053	$2,842

Inputs and valuation techniques used to measure the fair value of plan assets vary according to the type of security being valued. Substantially all of the equity securities held directly by the Principal Plans are actively traded and fair values are determined based on quoted market prices. Fair values of U.S. Treasury securities are determined based on trading activity in the marketplace.

Fair values of U.S. corporate debt, U.S. securitized fixed income and international bonds are typically determined by reference to the values of similar securities traded in the marketplace and current interest rate levels. Multiple pricing services are typically employed to assist in determining these valuations.

Fair values of equity securities and fixed income securities held through units of pooled funds are based on net asset value (NAV) of the units of the pooled fund determined by the fund manager. Pooled funds are similar in nature to retail mutual funds, but are more efficient for institutional investors than retail mutual funds. As pooled funds are only accessible by institutional investors, the NAV is not readily observable by noninstitutional investors.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2009 there were no significant concentrations of equity or debt securities in any single issuer or industry.

As of December 31, 2009, there was less than $1 million of assets in the Principal Plans with a level 3 fair value determination (significant unobservable inputs). In addition, during 2009, there were no significant transfers of assets in the Principal Plans to or from level 3 fair value determinations.

Cash Flows

The Corporation currently expects to contribute about $240 million to its pension plans in 2010.

Estimated Future Benefit Payments

Over the next ten years, the Corporation expects that the following gross benefit payments and related Medicare Part D reimbursements will occur:

	Pension Benefits	Other Benefits	Medicare Part D Reimbursements
	(Millions of dollars)
2010	$350	$80	$(4)
2011	352	81	(4)
2012	351	80	(5)
2013	357	81	(5)
2014	365	84	(5)
2015 – 2019	1,997	485	(27)

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2009 data:

	One-Percentage-Point
	Increase	Decrease
	(Millions of dollars)
Effect on total of service and interest cost components	$2	$2
Effect on postretirement benefit obligation	31	29

Defined Contribution Retirement and Investment Plans

In 2009, the Corporation took action with respect to its U.S. Incentive Investment Plan (a 401(k) plan), Retirement Contribution Plan and Retirement Contribution Excess Benefit Program to discontinue all contributions to these plans for future plan years (other than for certain employees subject to collective bargaining agreements). In addition, the Corporation adopted, effective January 1, 2010, a new 401(k) profit sharing plan, and amended its supplemental plan, to provide for a matching contribution of 100 percent of a U.S. employee’s contributions to the plans, to a yearly maximum of four percent of eligible compensation, as well as a discretionary profit sharing contribution, in which contributions will be based on the Corporation’s profit

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance. Except for certain employees subject to collective bargaining agreements, U.S. participants’ investment balances in the Corporation’s existing 401(k) plan and Retirement Contribution Plan were transferred to the new 401(k) plan on January 1, 2010.

Contributions to defined contribution retirement plans are primarily based on the compensation of covered employees. The Corporation’s contributions, all of which were charged to expense, were $61 million in both 2009 and 2008, and $56 million in 2007.

Voluntary contribution investment plans are provided to substantially all North American and most European employees. Under the plans, the Corporation matches a portion of employee contributions. Costs charged to expense under the plans were $31 million, $33 million and $31 million in 2009, 2008 and 2007, respectively.

Note 11.    Stockholders’ Equity

Effective January 1, 2009, as required, the following changes were made with respect to the classification of noncontrolling interests (formerly minority owners’ interest in subsidiaries). In addition, prior year amounts in the Consolidated Financial Statements have been recast to conform to the new requirements.

•

Noncontrolling interests, which are not redeemable at the option of the noncontrolling interests, were reclassified from the mezzanine to equity, separate from the parent’s stockholders’ equity, in the Consolidated Balance Sheet. Common securities, redeemable at the option of the noncontrolling interest and carried at redemption values of approximately $41 million and $35 million as of December 31, 2009 and 2008, respectively, are classified in a line item combined with redeemable preferred securities of subsidiary in the Consolidated Balance Sheet.

•	Consolidated net income was recast to include net income attributable to both the Corporation and noncontrolling interests.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below are reconciliations for each of the three years ending December 31, 2009 of the carrying amount of total stockholders’ equity from the beginning of the period to the end of the period and an allocation of this equity to the stockholders of the Corporation and Noncontrolling Interests. In addition, because a portion of net income is allocable to redeemable securities of subsidiaries, which is classified outside of stockholders’ equity, each of the reconciliations displays the amount of net income allocable to redeemable securities of subsidiaries.

	Comprehensive Income	Stockholders’ Equity Attributable to		Redeemable Securities of Subsidiaries
		The Corporation	Noncontrolling Interests
	(Millions of dollars)
Balance at December 31, 2006		$6,098	$404	$812
Comprehensive Income:
Net income	$1,951	1,823	85	43
Other comprehensive income, net of tax:
Unrealized translation	377	365	12	—
Employee postretirement benefits	266	266	—	—
Other	10	10	—	—

Total Comprehensive Income	$2,604

Stock-based awards		345	—	—
Income tax benefits on stock-based compensation		32	—	—
Shares repurchased		(2,811)	—	—
Recognition of stock-based compensation		63	—	—
Dividends declared		(933)	(30)	—
Additional investment in subsidiary and other		—	(5)	171
Return on noncontrolling interests		—	(3)	—
Adoption of uncertain tax positions accounting standard		(34)	—	—

Balance at December 31, 2007		$5,224	$463	$1,026
Comprehensive Income:
Net income	$1,829	1,690	82	57
Other comprehensive income, net of tax:
Unrealized translation	(982)	(900)	(81)	(1)
Employee postretirement benefits	(689)	(687)	(2)	—
Other	(8)	(8)	—	—

Total Comprehensive Income	$150

Stock-based awards		105	—	—
Income tax benefits on stock-based compensation		10	—	—
Shares repurchased		(636)	—	—
Recognition of stock-based compensation		47	—	—
Dividends declared		(966)	(51)	(1)
Additional investment in subsidiary and other		(1)	(25)	(2)
Return on redeemable preferred securities and noncontrolling interests		—	(3)	(47)

Balance at December 31, 2008		$3,878	$383	$1,032

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Comprehensive Income	Stockholders’ Equity Attributable to		Redeemable Securities of Subsidiaries
		The Corporation	Noncontrolling Interests
	(Millions of dollars)
Balance at December 31, 2008		$3,878	$383	$1,032
Comprehensive Income:
Net income	$1,994	1,884	54	56
Other comprehensive income, net of tax:
Unrealized translation	625	619	6	—
Employee postretirement benefits	(34)	(32)	(2)	—
Other	3	3	—	—

Total Comprehensive Income	$2,588

Stock-based awards		150	—	—
Income tax benefits on stock-based compensation		7	—	—
Shares repurchased		(7)	—	—
Recognition of stock-based compensation		86	—	—
Dividends declared		(996)	(45)	(1)
Additional investment in subsidiary and other		(186)	(111)	18
Return on redeemable preferred securities and noncontrolling interests		—	(1)	(53)

Balance at December 31, 2009		$5,406	$284	$1,052

GAAP requires that the purchase of additional ownership in an already controlled subsidiary be treated as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. GAAP also requires the presentation of the below schedule displaying the effect of a change in ownership interest between the Corporation and a noncontrolling interest.

Year Ended December 31 2009
(Millions of dollars)
Net Income attributable to Kimberly-Clark Corporation	$1,884
Decrease in Kimberly-Clark Corporation’s additional paid-in capital for purchase of remaining shares in its Andean subsidiary(a)	(133)

Change from net income attributable to Kimberly-Clark Corporation and transfers to noncontrolling interests	$1,751

(a)	During the first quarter of 2009, the Corporation acquired the remaining approximate 31 percent interest in its Andean region subsidiary, Colombiana Kimberly Colpapel S.A., for $289 million. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, AOCI and additional paid-in capital by approximately $278 million and increased investments in equity companies by approximately $11 million.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss) attributable to the Corporation are as follows:

	Year Ended December 31
	2009			2008			2007
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
	(Millions of dollars)
Unrealized translation	$619	$—	$619	$(900)	$—	$(900)	$365	$—	$365
Purchase of subsidiary shares from noncontrolling interest	(37)	—	(37)	—	—	—	—	—	—
Unrecognized net actuarial loss and transition amount:
Pension benefits	(36)	(14)	(50)	(1,141)	429	(712)	325	(107)	218
Other postretirement benefits	8	(4)	4	61	(46)	15	20	20	40
Unrecognized prior service cost:
Pension benefits	21	(8)	13	12	(3)	9	11	(4)	7
Other postretirement benefits	2	(1)	1	2	(1)	1	2	(1)	1
Deferred (losses) gains on cash flow hedges	9	(9)	—	6	(8)	(2)	6	4	10
Unrealized holding gains (losses) on securities	4	(1)	3	(7)	1	(6)	—	—	—

Change in accumulated other comprehensive income (loss)	$590	$(37)	$553	$(1,967)	$372	$(1,595)	$729	$(88)	$641

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The detailed statement of other comprehensive income (loss) for 2009 is presented below:

	Year Ended December 31, 2009
	Pretax Amount	Tax Effect	Net Amount
	(Millions of dollars)
Unrealized translation	$619	$—	$619

Defined benefit pension plans:
Unrecognized net actuarial loss and transition amount
Funded status recognition	(111)	19	(92)
Amortization included in net periodic benefit cost	111	(40)	71
Currency and other	(36)	7	(29)

	(36)	(14)	(50)

Unrecognized prior service cost
Funded status recognition	18	(6)	12
Amortization included in net periodic benefit cost	3	(1)	2
Currency and other	—	(1)	(1)

	21	(8)	13

	(15)	(22)	(37)

Other postretirement defined benefit plans:
Unrecognized net actuarial loss and transition amount
Funded status recognition	9	(5)	4
Currency and other	(1)	1	—

	8	(4)	4

Unrecognized prior service cost
Amortization included in net periodic benefit cost	2	(1)	1

	10	(5)	5

Cash flow hedges and other:
Recognition of effective portion of hedges	(29)	8	(21)
Amortization included in net income	45	(18)	27
Currency and other	(3)	—	(3)

	13	(10)	3

Other comprehensive income (loss)	$627	$(37)	$590

Accumulated balances of other comprehensive income (loss), attributable to the Corporation, net of applicable income taxes are as follows:

	December 31
	2009	2008
	(Millions of dollars)
Unrealized translation	$(311)	$(893)
Unrecognized net actuarial loss and transition amount	(1,516)	(1,470)
Unrecognized prior service cost	(17)	(31)
Deferred gains on cash flow hedges	14	14
Unrealized holding losses on securities	(3)	(6)

Accumulated other comprehensive income (loss)	$(1,833)	$(2,386)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in accumulated other comprehensive income. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in accumulated other comprehensive income rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from accumulated other comprehensive income and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation is primarily due to a weakening of the U.S. dollar versus the Australian dollar, Brazilian real and the British pound.

Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

Approximately $101 million and $5 million of unrecognized net actuarial loss and unrecognized prior service cost, respectively, is expected to be recognized as a component of net periodic benefit cost in 2010.

At December 31, 2009, unremitted net income of equity companies included in consolidated retained earnings was about $935 million.

Note 12.    Objectives and Strategies for Using Derivatives

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

Set forth below is a summary of the fair values of the Corporation’s derivative instruments classified by the risks they are used to manage as of December 31, 2009.

	Assets		Liabilities
	2009	2008	2009	2008
	(Millions of dollars)
Foreign currency exchange risk	$16	$114	$84	$32
Interest rate risk	41	3	—	—
Commodity price risk	1	—	3	19

Total	$58	$117	$87	$51

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Exchange Risk Management

The Corporation has a centralized U.S. dollar functional currency international treasury operation (“In-House Bank”) that manages foreign currency exchange risks by netting, on a daily basis, exposures to recorded non-U.S. dollar assets and liabilities and entering into derivative instruments with third parties whenever the net exposure in any single currency exceeds predetermined limits. These derivative instruments are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in earnings when they occur. The In-House Bank also records the gain or loss on the translation of its non-U.S. dollar denominated monetary assets and liabilities in earnings. Consequently, the effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses. The In-House Bank’s daily notional derivative positions with third parties averaged approximately $1.3 billion in 2009 and its average net exposure for the period was $1.1 billion. The In-House Bank used eight counterparties for its foreign exchange derivative contracts.

The Corporation enters into derivative instruments to hedge a portion of the net foreign currency exposures of its non-U.S. operations principally for their forecasted purchases of pulp, which are priced in U.S. dollars. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The Corporation also hedges a portion of the net foreign currency exposures of its non-U.S. operations for imported intercompany finished goods and work-in-process priced in U.S. dollars and euros through the use of derivative instruments that are designated and qualify as cash flow hedges.

Gains and losses on these cash flow hedges, to the extent effective, are recorded in other comprehensive income net of related income taxes and released to earnings as the related finished goods inventory containing the pulp and imported intercompany purchases are sold to unaffiliated customers. As of December 31, 2009, approximately $462 million notional value of outstanding derivative contracts was designated as cash flow hedges for the forecasted purchases of pulp and intercompany finished goods and work-in-process.

The foreign currency exposure on intercompany loans is hedged with derivative instruments with third parties. These derivatives are not designated as hedging instruments. At December 31, 2009, the notional amount of these derivative positions was $471 million.

Foreign Currency Translation Risk Management

Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. There were no net investment hedges in place at December 31, 2009. The risk to any particular entity’s net assets is minimized to the extent that the entity is financed with local currency borrowing.

Interest Rate Risk Management

Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments and interest rate swaps. The objective is to maintain a cost-effective mix that management deems appropriate. From time to time, interest rate swap contracts, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt. These derivative instruments are designated and qualify as fair value hedges. At December 31, 2009, interest rate swap contracts with an aggregate notional value of $300 million were in place.

From time to time, derivatives are used to hedge the anticipated issuance of fixed-rate debt. These exposures are hedged with forward-starting swaps or “treasury locks” (e.g., a 10-year “treasury lock” hedging the

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

anticipated underlying U.S. Treasury interest rate related to issuance of 10-year debt). At December 31, 2009, outstanding forward-starting swaps with an aggregate notional value of $250 million were in place.

Commodity Price Risk Management

The Corporation uses derivative instruments to hedge a portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.

As of December 31, 2009, outstanding commodity forward contracts were in place to hedge forecasted purchases of about 20 percent of the Corporation’s estimated natural gas requirements for 2010 and a lesser percentage for future periods.

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Fair Value Hedges

Derivative instruments that are designated and qualify as fair value hedges are used to manage interest rate risk and certain U.S. dollar denominated intercompany debt. The realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. The fair values of these instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the hedged debt instruments also is recorded in current earnings. Changes in the fair value of derivative instruments that hedge the U.S. dollar denominated intercompany debt are recorded in current earnings as well as the change in fair value of the hedged intercompany debt.

Fair value hedges resulted in no significant ineffectiveness in the year ended December 31, 2009. For the years ended December 31, 2009 and 2008, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges (e.g., hedging a portion of the currency exposure on the forecasted U.S. dollar denominated purchases of pulp by the Corporation’s non-U.S. subsidiaries), the effective portion of the gain or loss on the derivative instrument is initially recorded in other comprehensive income, net of related income taxes, and recognized in income in the same period that the hedged exposure affects income. Changes in the fair values of derivative instruments used to hedge the price of natural gas, to the extent effective, are recorded in other comprehensive income, net of related income taxes, and recognized in income at the time the cost of the natural gas is recognized in income.

Cash flow hedges resulted in no significant ineffectiveness in the year ended December 31, 2009. For the years ended December 31, 2009 and 2008, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At December 31, 2009, $6 million of after-tax losses are expected to be reclassified from accumulated other comprehensive income primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow hedges in place at December 31, 2009 is December 2011.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative Information about the Corporation’s Use of Derivative Instruments

The following tables display the location and fair values of derivative instruments presented in the Consolidated Balance Sheet and the location and amount of gains and losses reported in the Consolidated Income Statement and Statement of Other Comprehensive Income (“OCI”).

The Effect of Derivative Instruments on the Consolidated Income Statement for the Years Ended December 31, 2009 and 2008 – (Millions of dollars)
Foreign exchange contracts	Income Statement Classification	Gain or (Loss) Recognized in Income
		2009	2008
Fair Value Hedges	Other income and (expense), net	$(6)	$14

Undesignated Hedging Instruments	Other income and (expense), net(a)	$(95)	$65

	Amount of Gain or (Loss) Recognized in OCI		Income Statement Classification of Gain or (Loss) Reclassified from AOCI	Gain or (Loss) Reclassified from AOCI into Income
	2009	2008		2009	2008
Cash Flow Hedges
Interest rate contracts	$29	$(3)	Interest Expense	$3	$4
Foreign exchange contracts	(32)	38	Cost of products sold	(5)	3
Commodity contracts	(26)	(29)	Cost of products sold	(43)	(8)

Total	$(29)	$6		$(45)	$(1)

Net Investment Hedges
Foreign exchange contracts	$(18)	$1		$—	$—

(a)	The majority of the gains and (losses) on these instruments arise from derivatives entered into with third parties by the In-House Bank. As previously noted, the In-House Bank also records gains and (losses) on the translation of its non-U.S. dollar denominated monetary assets and liabilities in earnings. Consequently, the effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Derivative Instruments
	Asset Derivatives at December 31
	2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Millions of dollars)
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$32	Other current assets	$3
Interest rate contracts	Other assets	9	Other assets	—
Foreign exchange contracts	Other current assets	5	Other current assets	36
Commodity contracts	Other current assets	—	Other current assets	—

Total		$46		$39
Undesignated derivatives:
Foreign exchange contracts	Other current assets	$12	Other current assets	$78

Total asset derivatives		$58		$117

Fair Values of Derivative Instruments
	Liability Derivatives at December 31
	2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Millions of dollars)
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accrued expenses	$21	Accrued expenses	$9
Commodity contracts	Accrued expenses	3	Accrued expenses	18

Total		$24		$27
Undesignated derivatives:
Foreign exchange contracts and other	Accrued expenses	$63	Accrued expenses	$24

Total liability derivatives		$87		$51

Note 13.    Real Estate Entities

The Corporation participates in the U.S. affordable housing and historic renovation real estate markets. Investments in these markets are encouraged by laws enacted by the U.S. Congress and related federal income tax rules and regulations. Accordingly, these investments generate income tax credits and tax losses that are used to reduce the Corporation’s income tax liabilities. The Corporation invested in these markets through (i) investments in wholly-owned or majority-owned entities, (ii) limited liability companies as a nonmanaging member and (iii) investments in various funds in which the Corporation is one of many noncontrolling investors. The entities borrow money from third parties, generally on a nonrecourse basis and invest in and own various real estate projects.

The Corporation consolidates certain real estate entities because it has voting control. The assets of these entities are classified principally as property, plant and equipment and have a carrying amount aggregating

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$136 million at December 31, 2009, that serves as collateral for the obligations of these ventures. The obligations have a carrying amount aggregating $85 million, of which $32 million is included in debt payable within one year and $53 million is included in long-term debt. The fair value of these obligations is estimated at $82 million at December 31, 2009. Neither the creditors nor the other beneficial interest holders of these consolidated ventures have recourse to the general credit of the Corporation, except for $8 million of permanent financing debt, which is guaranteed by the Corporation.

The Corporation also consolidates certain other real estate entities because it is the primary beneficiary. The assets of these entities are classified principally as property, plant and equipment and have a carrying amount aggregating $8 million at December 31, 2009 that serves as collateral for the obligation of these ventures. The obligations have a carrying amount aggregating $6 million, of which $5 million is included in debt payable within one year and $1 million is included in long-term debt. The fair value of these obligations is estimated at $6 million at December 31, 2009. The Corporation determined it was the primary beneficiary of these variable interests based on quantitative and qualitative analyses, which indicated that the Corporation had the majority of the cash flow variability in these entities. As of December 31, 2009, the Corporation has earned income tax credits totaling approximately $92 million on its consolidated real estate entities.

The Corporation has significant interests in other variable interest real estate entities in which it is not the primary beneficiary based on both quantitative and qualitative analyses, as appropriate. The Corporation has made noncontractual cash infusions to certain of the entities aggregating $7 million principally to provide cash flow to support debt payments. The Corporation accounts for its interests in its nonconsolidated real estate entities by the equity method of accounting, and has accounted for the related income tax credits and other tax benefits as a reduction in its income tax provision. As of December 31, 2009, the Corporation had net equity of $6 million in its nonconsolidated real estate entities. As of December 31, 2009, the Corporation has earned income tax credits totaling approximately $88 million on these nonconsolidated real estate entities.

As of December 31, 2009, total permanent financing debt for the nonconsolidated entities was $95 million. A total of $29 million of the permanent financing debt is guaranteed by the Corporation and the remainder of this debt is secured solely by the properties and is nonrecourse to the Corporation. At December 31, 2009, the Corporation’s maximum loss exposure for its nonconsolidated real estate entities is estimated to be $41 million and is comprised of its net equity in these entities of $6 million, its permanent financing guarantees of $29 million, and income tax credit recapture risk of $6 million.

If the Corporation’s investments in all of its real estate entities were to be disposed of at their carrying amounts, a portion of the tax credits may be recaptured and may result in a charge to earnings. As of December 31, 2009, this recapture risk is estimated to be $23 million. The Corporation has no current intention of disposing of these investments during the recapture period, nor does it anticipate the need to do so in the foreseeable future in order to satisfy any anticipated liquidity need. Accordingly, the recapture risk is considered to be remote.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Leases and Commitments

Leases

The Corporation has entered into operating leases for certain warehouse facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2009 are as follows:

Millions
Year Ending December 31:
2010	$169
2011	137
2012	115
2013	95
2014	86
Thereafter	187

Future minimum obligations	$789

Certain operating leases contain residual value guarantees under which, if the leased property is not purchased from the lessor at the end of the lease term, the Corporation will be liable to the lessor for the shortfall, if any, between the proceeds from the sale of the property and an agreed value. At December 31, 2009, the maximum amount of the residual value guarantee was approximately $13 million. Management expects the proceeds from the sale of the properties under the operating leases will exceed the agreed values.

Consolidated rental expense under operating leases was $284 million, $316 million and $271 million in 2009, 2008 and 2007, respectively.

Purchase Commitments

The Corporation has entered into long-term contracts for the purchase of pulp and utilities, principally electricity. Commitments under these contracts based on current prices are approximately $693 million in 2010, $524 million in 2011, $326 million in 2012, $66 million in 2013 and $65 million in 2014. Total commitments beyond the year 2014 are $134 million.

Although the Corporation is primarily liable for payments on the above-mentioned leases and purchase commitments, its exposure to losses, if any, under these arrangements is not material.

Note 15.    Contingencies and Legal Matters

Contingency

One of the Corporation’s North American tissue mills has an agreement to provide its local utility company a specified amount of electric power for each of the next seven years. In the event that the mill were to be shut down, the Corporation would be required to continue to operate the power generation facility on behalf of its owner, the local utility company. The net present value of the cost to fulfill this agreement as of December 31, 2009 is estimated to be approximately $65 million.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 16.    Synthetic Fuel Partnerships

The Corporation had minority interests in two synthetic fuel partnerships. Although these partnerships were VIEs, the Corporation was not the primary beneficiary, and the entities were not consolidated. Synthetic fuel produced by the partnerships was eligible for synthetic fuel tax credits through 2007; the partnerships were dissolved in 2008 at no cost to the Corporation. In addition, there were tax deductions for pretax losses generated by the partnerships that were reported as nonoperating expense in the Consolidated Income Statement. Both the credits and tax deductions reduced the Corporation’s income tax expense. The effects of these credits and deductions are shown in the following table:

	Year Ended December 31, 2007
	(Millions of dollars)
Nonoperating expense		$(67)
Tax credits	$60
Tax benefit of nonoperating expense	21	81

Net synthetic fuel benefit		$14

Per share basis—diluted		$.03

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of the credits are shown separately in the reconciliation of the U.S. statutory rate to its effective income tax rate in Note 17.

Note 17.    Income Taxes

An analysis of the provision for income taxes follows:

	Year Ended December 31
	2009	2008	2007
	(Millions of dollars)
Current income taxes:
United States	$313	$150	$296
State	(5)	16	50
Other countries	297	301	294

Total	605	467	640

Deferred income taxes:
United States	99	119	(73)
State	(5)	17	9
Other countries	47	15	(39)

Total	141	151	(103)

Total provision for income taxes	$746	$618	$537

Income before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2009	2008	2007
	(Millions of dollars)
United States	$1,643	$1,261	$1,456
Other countries	933	1,028	862

Total income before income taxes	$2,576	$2,289	$2,318

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets (liabilities) are composed of the following:

	December 31
	2009	2008
	(Millions of dollars)
Net current deferred income tax asset attributable to:
Accrued expenses	$102	$126
Pension, postretirement and other employee benefits	86	77
Inventory	(45)	(52)
Other	8	13
Valuation allowances	(15)	(33)

Net current deferred income tax asset	$136	$131

Net current deferred income tax liability attributable to:
Other payables	$(16)	$1
Other	(15)	(15)

Net current deferred income tax liability included in accrued expenses	$(31)	$(14)

Net noncurrent deferred income tax asset attributable to:
Income tax loss carryforwards	$225	$244
Foreign tax credits and loss carryforwards	29	383
State tax credits	151	97
Pension and other postretirement benefits	228	835
Accumulated depreciation	(86)	(656)
Installment sales	(11)	(189)
Other	48	(3)
Valuation allowances	(211)	(286)

Net noncurrent deferred income tax asset included in other assets	$373	$425

Net noncurrent deferred income tax liability attributable to:
Accumulated depreciation	$(976)	$(255)
Pension, postretirement and other employee benefits	546	73
Foreign tax credits and loss carryforwards	462	—
Installment sales	(180)	—
Other	(211)	(11)
Valuation allowances	(18)	—

Net noncurrent deferred income tax liability	$(377)	$(193)

Classification of the components of noncurrent deferred tax assets and liabilities is determined by the Corporation’s net tax position by taxing jurisdiction and taxpaying entity. At December 31, 2009, the Corporation’s net noncurrent deferred tax position had changed to a net liability of $4 million from a net asset of $232 million at December 31, 2008. The change was primarily due to a decrease of noncurrent deferred tax assets related to the decrease in the U.S. noncurrent pension liability of approximately $800 million.

Valuation allowances decreased $75 million in 2009, primarily as a result of taxes provided on equity affiliates’ unremitted earnings, and were unchanged in 2008. Valuation allowances at the end of 2009 primarily relate to excess foreign tax credits in the U.S. and income tax loss carry-forwards of $1.0 billion. If these items are not utilized against taxable income, $184 million of the loss carryforwards will expire from 2010 through 2029. The remaining $831 million has no expiration date.

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

Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the provision for income taxes:

	Year Ended December 31
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of dollars)
Income before income taxes	$2,576		$2,289		$2,318

Tax at U.S. statutory rate applied to income before income taxes	$902	35.0%	$801	35.0%	$811	35.0%
State income taxes, net of federal tax benefit	(7)	(.3)	21.9		38	1.6
Statutory rates other than U.S. statutory rate	(63)	(2.4)	(56)	(2.4)	(46)	(2.0)
Net operating losses realized	—	—	(6)	(.3)	(63)	(2.7)
Synthetic fuel credits	—	—	—	—	(60)	(2.6)
Other—net(a)	(86)	(3.3)	(142)	(6.2)	(143)	(6.2)

Provision for income taxes	$746	29.0%	$618	27.0%	$537	23.2%

(a)	Other—net is comprised of numerous items, none of which is greater than 1.4 percent of income before income taxes.

At December 31, 2009, U.S. income taxes have not been provided on approximately $5.8 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Corporation or a U.S. affiliate, or if the Corporation were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

Accounting for Uncertainty in Income Taxes

Amounts recorded for uncertain tax positions have been classified in the Consolidated Balance Sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2009	2008	2007
	(Millions of dollars)
Balance at January 1	$438	$438	$491
Gross increases for tax positions of prior years	139	62	35
Gross decreases for tax positions of prior years	(77)	(96)	(23)
Gross increases for tax positions of the current year	113	68	40
Settlements	(39)	(15)	(117)
Lapse of statute of limitations	(10)	(6)	(1)
Currency	6	(13)	13

Balance at December 31	$570	$438	$438

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the $570 million, $438 million, and $438 million recorded as unrecognized tax benefits at December 31, 2009, 2008 and 2007, respectively, $488 million, $356 million and $320 million, respectively, would reduce the Corporation’s effective tax rate if recognized.

The Corporation recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. During the years ended December 31, 2009, 2008 and 2007, the Corporation recognized a net cost of $2 million and net benefits of $8 million and $11 million, respectively, in interest and penalties. Total accrued penalties and net accrued interest were approximately $18 million and $34 million at December 31, 2009 and 2008, respectively.

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

As of December 31, 2009, the following tax years remain subject to examination for the major jurisdictions where the Corporation conducts business:

Jurisdiction	Years

United States	2006 to 2009

United Kingdom	2008 to 2009

Canada	2005 to 2009

Korea	2004 to 2009

Australia	2005 to 2009

The Corporation’s U.S. federal income tax returns have been audited through 2005. However, the statute for potential adjustments for the years 2002 to 2003 and pending refund actions for the years 2004 to 2005 remain open with the IRS until June 30, 2010.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state effect of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states. The Corporation and its subsidiaries have various state income tax returns in the process of examination, administrative appeals or litigation.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Earnings Per Share

A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Average Common Shares Outstanding
	2009	2008	2007
	(Millions)
Average shares outstanding	414.6	416.7	441.3
Participating securities	1.5	1.8	1.9

Basic	416.1	418.5	443.2
Dilutive effect of stock options	.4	.9	2.8
Dilutive effect of restricted share and restricted share unit awards	.3	.2	.1
Dilutive effect of accelerated share repurchase program	—	—	.2

Diluted	416.8	419.6	446.3

Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares are summarized below:

Description	2009	2008	2007
Average number of share equivalents (millions)	21.8	15.6	2.8
Weighted-average exercise price	$64.12	$66.31	$72.00
Expiration date of options	2009 to 2019	2008 to 2018	2007 to 2017
Options outstanding at year-end (millions)	20.3	16.0	3.9

The number of common shares outstanding as of December 31, 2009, 2008 and 2007 was 416.9 million, 413.6 million and 420.9 million, respectively.

Note 19.    Subsequent Events

Because the cumulative inflation in Venezuela for the preceding three years was more than 100 percent based on the Consumer Price Index/National Consumer Price Index, effective January 1, 2010, the Corporation determined that results for this operation would be accounted for as highly inflationary. On January 8, 2010, the Venezuelan government devalued its currency and established a multiple exchange rate structure. As a result of the devaluation, the Corporation anticipates recording a one-time after tax charge to remeasure the subsidiary’s local currency net monetary asset position into U.S. dollars. The Corporation is currently evaluating the rate at which the devaluation will be measured and 2010 results will be translated into U.S. dollars. The Corporation estimates the range of the one-time after-tax impact of the devaluation to be $60 million to $90 million, based on a rate of 4.3 to 6.0 bolivars per U.S. dollar. This charge will be recorded in the first quarter of 2010. At the stated range of rates, the Corporation estimates that the ongoing effect of the devaluation will not be material to the Corporation’s 2010 net income.

Note 20.    Business Segment and Geographic Data Information

The Corporation is organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care; Consumer Tissue; K-C Professional & Other; and Health Care. The reportable segments were determined in accordance with how the Corporation’s executive managers develop and execute the Corporation’s global strategies to drive growth

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and profitability of the Corporation’s worldwide Personal Care, Consumer Tissue, K-C Professional & Other and Health Care operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other income and (expense), net; income and expense not associated with the business segments; and the costs of corporate decisions related to the strategic cost reductions described in Note 5. Corporate & Other Assets include the Corporation’s investments in equity affiliates, finance operations and real estate entities, and deferred tax assets. The accounting policies of the reportable segments are the same as those described in Note 1.

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

•

The Health Care segment manufactures and markets disposable health care products such as surgical drapes and gowns, infection control products, face masks, exam gloves, respiratory products, pain management products and other disposable medical products. Products in this segment are sold under the Kimberly-Clark, Ballard, ON-Q and other brand names.

Net sales to Wal-Mart Stores, Inc. were approximately 13 percent in 2009, and approximately 14 percent in 2008 and 2007, primarily in the personal care and consumer tissue businesses.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning consolidated operations by business segment and geographic area, as well as data for equity companies, is presented in the following tables:

Consolidated Operations by Business Segment

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Inter- segment Sales	Corporate & Other		Consolidated Total
	(Millions of dollars)
Net Sales
2009	$8,365	$6,409	$3,007	$1,371	$(90)	$53		$19,115
2008	8,272	6,748	3,174	1,224	(82)	79		19,415
2007	7,563	6,475	3,039	1,207	(59)	41		18,266

Operating Profit(a)
2009	1,739	736	464	244	—	(358)		2,825
2008	1,649	601	428	143	—	(274	)(b)	2,547
2007	1,562	702	478	195	—	(321	)(b)	2,616

Depreciation and Amortization
2009	255	314	148	50	—	16		783
2008	239	319	136	52	—	29		775
2007	241	303	139	50	—	74		807

Assets
2009	5,895	5,871	2,969	2,558	—	1,916		19,209
2008	5,480	5,809	2,710	2,139	—	1,951	(c)	18,089
2007	5,776	6,276	2,877	2,238	—	1,273		18,440

Capital Spending
2009	440	271	97	38	—	2		848
2008	375	351	130	49	—	1		906
2007	388	407	132	55	—	7		989

(a)	Segment operating profit excludes other income and (expense), net and income and expenses not associated with the business segments.

(b)	Corporate & Other includes expenses not associated with the business segments, including the following amounts of pretax charges for the strategic cost reductions and the related implementation costs in 2007 of $27 million.

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Total
	(Millions of dollars)
Corporate & Other
2008	$(34)	$(15)	$(5)	$(18)	$(72)
2007	(89)	(22)	(16)	(21)	(148)

(c)	Corporate & Other reflects the consolidation of the Monetization Financing Entities, see Note 2.

Sales of Principal Products

	2009	2008	2007
	(Billions of dollars)
Consumer tissue products	$6.3	$6.6	$6.4
Diapers	4.7	4.6	4.2
Away-from-home professional products	2.9	3.0	2.9
All other	5.2	5.2	4.8

Consolidated	$19.1	$19.4	$18.3

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Operations by Geographic Area

	United States	Canada	Inter- geographic Items(a)	Total North America	Europe	Asia, Latin America & Other	Inter- geographic Items	Corporate & Other		Consolidated Total
	(Millions of dollars)
Net Sales
2009	$10,146	$596	$(322)	$10,420	$3,220	$6,124	$(649)	$—		$19,115
2008	10,143	574	(256)	10,461	3,679	5,942	(667)	—		19,415
2007	9,876	569	(253)	10,192	3,469	5,252	(647)	—		18,266

Operating Profit(b)
2009	2,059	113	—	2,172	171	840	—	(358)		2,825
2008	1,730	144	—	1,874	210	737	—	(274	)(c)	2,547
2007	1,853	157	—	2,010	258	669	—	(321	)(c)	2,616

Net Property
2009	4,174	32	—	4,206	1,582	2,245	—	—		8,033
2008	4,266	29	—	4,295	1,406	1,966	—	—		7,667
2007	4,239	36	—	4,275	1,636	2,183	—	—		8,094

(a)	Intergeographic net sales include $82 million, $89 million and $98 million by operations in Canada to the U.S. in 2009, 2008 and 2007, respectively.

(b)	Geographic operating profit excludes other income and (expense), net and income and expenses not associated with geographic areas.

(c)	Corporate & Other includes expenses not associated with geographic areas, including the following amounts of pretax charges for the strategic cost reductions and the related implementation costs in 2007 of $27 million.

	United States	Europe	Asia, Latin America & Other	Total
	(Millions of dollars)
Corporate & Other
2008	$(47)	$(22)	$(3)	$(72)
2007	(108)	(32)	(8)	(148)

Equity Companies’ Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation’s Share of Net Income
	(Millions of dollars)
2009	$2,033	$740	$505	$341	$164
2008	2,286	812	464	349	166
2007	2,108	768	506	357	170

	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stockholders’ Equity
	(Millions of dollars)
2009	$1,108	$867	$772	$624	$579
2008	815	819	705	410	519
2007	878	996	493	724	657

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity companies, primarily in Latin America, are principally engaged in operations in the Personal Care and Consumer Tissue businesses.

At December 31, 2009, the Corporation’s equity companies and ownership interest were as follows: Kimberly-Clark Lever Private Limited (India) (50%), Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries (47.9%), Olayan Kimberly-Clark Arabia Company (49%), Olayan Kimberly-Clark (Bahrain) WLL (49%) and Tecnosur S.A. (50%).

Kimberly-Clark de Mexico, S.A.B. de C.V. is partially owned by the public and its stock is publicly traded in Mexico. At December 31, 2009, the Corporation’s investment in this equity company was $260 million, and the estimated fair value of the investment was $2.3 billion based on the market price of publicly traded shares.

Note 21.    Supplemental Data (Millions of dollars)

	December 31
Supplemental Income Statement Data	2009	2008	2007
Advertising expense	$559	$512	$468
Research expense	301	297	277
Foreign currency transaction losses, net	110	18	13

Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, net	2009	2008
Accounts Receivable:
From customers	$2,290	$2,203
Other	365	362
Less allowance for doubtful accounts and sales discounts	(89)	(73)

Total	$2,566	$2,492

	December 31
	2009			2008
Summary of Inventories	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Inventories by Major Class:
At the lower of cost determined on the FIFO or weighted-average cost methods or market:
Raw materials	$137	$282	$419	$150	$367	$517
Work in process	177	111	288	246	133	379
Finished goods	573	685	1,258	758	832	1,590
Supplies and other	—	277	277	—	262	262

	887	1,355	2,242	1,154	1,594	2,748
Excess of FIFO or weighted-average cost over LIFO cost	(209)	—	(209)	(255)	—	(255)

Total	$678	$1,355	$2,033	$899	$1,594	$2,493

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31
Summary of Property, Plant and Equipment, net	2009	2008
Property, Plant and Equipment
Land	$211	$195
Buildings	2,686	2,486
Machinery and equipment	13,480	12,509
Construction in progress	557	533

	16,934	15,723
Less accumulated depreciation	(8,901)	(8,056)

Total	$8,033	$7,667

	December 31
Summary of Accrued Expenses	2009	2008
Accrued advertising and promotion	$415	$351
Accrued salaries and wages	411	354
Accrued quantity discounts	345	170
Other	893	848

Total	$2,064	$1,723

Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Decrease (Increase) in Operating Working Capital(a)	Year Ended December 31
	2009	2008	2007
Accounts receivable	$(20)	$148	$(192)
Inventories	523	(45)	(439)
Prepaid expenses	(1)	13	(35)
Trade accounts payable	278	(43)	152
Accrued expenses	201	(185)	185
Accrued income taxes	(27)	(96)	(57)
Derivatives	116	(65)	9
Currency	35	(62)	47

Decrease (increase) in operating working capital	$1,105	$(335)	$(330)

(a)	Excludes the effects of acquisitions and dispositions.

	Year Ended December 31
Other Cash Flow Data	2009	2008	2007
Interest paid	$290	$319	$239
Income taxes paid	764	538	674

	Year Ended December 31
Interest Expense	2009	2008	2007
Gross interest cost	$288	$318	$283
Capitalized interest on major construction projects	(13)	(14)	(18)

Interest expense	$275	$304	$265

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22.    Unaudited Quarterly Data

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Millions of dollars, except per share amounts)
Net sales	$4,982	$4,913	$4,727	$4,493	$4,598	$4,998	$5,006	$4,813
Gross profit	1,666	1,727	1,573	1,454	1,455	1,463	1,484	1,456
Operating profit	717	871	609	628	623	610	650	664
Net income attributable to the Corporation	492	582	403	407	419	413	417	441
Per share basis:
Basic	1.18	1.40	.97	.98	1.01	.99	.99	1.05
Diluted	1.17	1.40	.97	.98	1.01	.99	.99	1.04
Cash dividends declared per share	.60	.60	.60	.60	.58	.58	.58	.58

Market price per share:
High	67.03	60.48	54.31	53.90	66.37	66.66	65.88	69.69
Low	57.67	51.71	45.19	43.05	50.27	50.42	59.53	62.16
Close	63.71	58.98	52.43	46.11	52.74	64.84	59.78	64.55

PART II

(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Corporation adopted new accounting standards for business combinations and noncontrolling interests in consolidated financial statements effective January 1, 2009. The Corporation also adopted a new accounting standard for fair value measurements effective January 1, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2010, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 24, 2010

PART II

(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2009.

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

The Corporation has assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2009, the Corporation’s internal control over financial reporting is effective.

Deloitte & Touche LLP has issued its attestation report on the effectiveness of the Corporation’s internal control over financial reporting. That attestation report appears below.

/s/ Thomas J. Falk	/s/ Mark A. Buthman
Thomas J. Falk	Mark A. Buthman
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 24, 2010

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

PART II

(Continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Corporation as of and for the year ended December 31, 2009, and our report dated February 24, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph

PART II

(Continued)

regarding the Corporation’s adoption of new accounting standards for business combinations and noncontrolling interests in consolidated financial statements effective January 1, 2009, and for fair value measurements effective January 1, 2008.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 24, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sections of the Corporation’s 2010 Proxy Statement for the Annual Meeting of Stockholders (the “2010 Proxy Statement”) are incorporated in this Item 10 by reference:

•	“Certain Information Regarding Nominees for Director” under “Proposal 1. Election of Directors,” which identifies nominees for the Board of Directors of the Corporation.

•	“Section 16(a) Beneficial Ownership Reporting Compliance.”

•	“Corporate Governance Information—Other Corporate Governance Matters – Code of Conduct,” which describes the Corporation’s Code of Conduct.

•	“Corporate Governance Information—Stockholder Nominations for Directors,” which describes the procedures by which stockholders may nominate candidates for election to the Board of Directors.

•	“Corporate Governance Information—Audit Committee,” which identifies members of the Audit Committee of the Board of Directors and an audit committee financial expert.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information regarding the executive officers of the Corporation is reported under the caption “Executive Officers of the Registrant” in Part I of this Report.

ITEM 11. EXECUTIVE	COMPENSATION

The information in the sections of the 2010 Proxy Statement captioned “Executive Compensation,” “Compensation of Directors” under “Proposal 1. Election of Directors” and “Corporate Governance Information—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.

PART III

(Continued)

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the section of the 2010 Proxy Statement captioned “Security Ownership of Management and Certain Beneficial Owners” is incorporated in this Item 12 by reference.

Equity Compensation Plan Information

The following table gives information about the Corporation’s common stock that may be issued upon the exercise of options, warrants, and rights under all of the Corporation’s equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in millions) (a)		Weighted average exercise price of outstanding options, warrants, and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) (c)
Equity compensation plans approved by stockholders(1)	24.8	(2)	$61.27		14.2	(3)
Equity compensation plans not approved by stockholders(4)	.1	(5)(6)	$56.88	(6)	.7

Total	24.9		$61.26		14.9

(1)	Includes the 1992 Equity Participation Plan, as amended (the “1992 Plan”), and the 2001 Equity Participation Plan (the “2001 Plan”).

(2)	Does not include 2.5 million restricted share units granted under the 2001 Plan. Upon vesting, a share of the Corporation’s common stock is issued for each restricted share unit.

(3)	Includes 13.3 million shares that may be granted as restricted stock or restricted share units under the 2001 Plan.

(4)	Includes the Outside Directors’ Compensation Plan and certain acquired equity compensation plans. See below for description of the Outside Directors’ Compensation Plan.

(5)	Does not include 0.1 million restricted share units granted under the Outside Directors’ Compensation Plan. Upon vesting, a share of the Corporation’s common stock is issued for each restricted share unit.

(6)	Includes less than 2,000 options at a weighted-average exercise price of $60.33 granted under equity compensation plans assumed by the Corporation in connection with acquisitions to honor existing obligations of acquired entities. The Corporation will not make any additional grants or awards under these plans, although the terms of one acquired deferred compensation plan provide for issuance of a de minimis number of shares of the Corporation’s common stock for reinvested dividends on deferred amounts.

Outside Directors’ Compensation Plan

In 2001, the Corporation’s Board of Directors approved the Outside Directors’ Compensation Plan. A maximum of 1,000,000 shares of the Corporation’s common stock is available for grant under this plan. The Board may grant awards in the form of stock options, stock appreciation rights, restricted stock, restricted share units, or any combination of cash, stock options, stock appreciation rights, restricted stock or restricted share units under this plan.

PART III

(Continued)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the sections of the 2010 Proxy Statement captioned “Transactions with Related Persons” and “Corporate Governance Information—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the sections of the 2010 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Auditors” is incorporated in this Item 14 by reference.

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

3.	Exhibits.

Exhibit No. (3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

Exhibit No. (3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

Exhibit No. (4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a.	Management Achievement Award Program, as amended and restated November 13, 2008, incorporated by reference to Exhibit No. (10)a of the Corporation’s Annual Report on Form 10-K for the year-ended December 31, 2008.*

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated as of December 31, 2009, filed herewith.*

Exhibit No. (10)c.	Seventh Amended and Restated Deferred Compensation Plan for Directors, effective January 1, 2008, incorporated by reference to Exhibit No. (10)c of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

Exhibit No. (10)d.	Executive Officer Achievement Award Program as amended November 12, 2008, incorporated by reference to Exhibit No. (10)d of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)e.	1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit No. (10)f.	Deferred Compensation Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit No. (10)f of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.*

PART IV

(Continued)

Exhibit No. (10)g.	Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit No. (10)h.	Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated effective April 17, 2009, filed herewith.*

Exhibit No. (10)i.	Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, effective April 17, 2009, filed herewith.*

Exhibit No. (10)j.	Retirement Contribution Excess Benefit Program, as amended and restated, dated December 31, 2008, incorporated by reference to Exhibit No. (10)j of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)k.	Kimberly-Clark Corporation Supplemental Retirement 401(k) and Profit Sharing Plan, as amended and restated, effective January 1, 2010, incorporated by reference to Exhibit No. (10)j of the Corporation’s Current Report on Form 8-K dated December 21, 2009.*

Exhibit No. (10)l.	Outside Directors’ Compensation Plan, as amended, dated November 13, 2007, incorporated by reference to Exhibit No. (10)l of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit No. (10)m.	2001 Equity Participation Plan, as amended effective November 17, 2009, filed herewith.*

Exhibit No. (10)n.	Form of Award Agreements under 2001 Equity Participation Plan, incorporated by reference to Exhibit No. (10)n of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

Exhibit No. (10)o.	Summary of Outside Directors’ Compensation pursuant to the Outside Directors’ Compensation Plan, effective January 1, 2009, incorporated by reference to Exhibit No. (10)o of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)p.	Severance Pay Plan, amended and restated, effective November 18, 2009, filed herewith.*

Exhibit No. (10)q.	Letter Agreement between Kimberly-Clark Corporation and Robert W. Black, incorporated by reference to Exhibit No. (10)q of the Corporation’s Current Report on Form 8-K dated April 10, 2006, as filed on April 13, 2006.*

Exhibit No. (10)r.	Letter Agreement between Kimberly-Clark Corporation and Tony Palmer, incorporated by reference to Exhibit No. (10)r of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

Exhibit No. (10)s.	Letter Agreement between Kimberly-Clark Corporation and Christian A. Brickman, incorporated by reference to Exhibit No. (10)s of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

Exhibit No. (10)t.	Summary of Financial Counseling Program for Kimberly-Clark Corporation Executives, dated November 12, 2008, incorporated by reference to Exhibit No. (10)t of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)u.	Amendments to the Supplemental Benefit Plan and the Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan and to the Retirement Contribution Excess Benefit Program, incorporated by reference to Exhibit No. (10)u of the Corporation’s Current Report on Form 8-K dated April 22, 2009.*

PART IV

(Continued)

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2009, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS**	XBRL Instance Document

Exhibit No. (101).SCH**	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Income Statement for the years ended December 31, 2009, 2008 and 2007, (ii) Consolidated Balance Sheet at December 31, 2009 and 2008, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007, (iv) Consolidated Statement of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007, (v) Consolidated Cash Flow Statement for the years ended December 31, 2009 and 2008, and (vi) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 24, 2010	By:	/s/ MARK A. BUTHMAN
Mark A. Buthman
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS J. FALK Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 24, 2010

/s/ MARK A. BUTHMAN Mark A. Buthman	Senior Vice President and Chief Financial Officer (principal financial officer)	February 24, 2010

/s/ MICHAEL T. AZBELL Michael T. Azbell	Vice President and Controller (principal accounting officer)	February 24, 2010

Directors

John R. Alm	James M. Jenness
Dennis R. Beresford	Ian C. Read
John F. Bergstrom	Linda Johnson Rice
Abelardo E. Bru	Marc J. Shapiro
Robert W. Decherd	G. Craig Sullivan
Mae C. Jemison

By:	/s/ THOMAS J. MIELKE	February 24, 2010
Thomas J. Mielke Attorney-in-Fact

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Millions of dollars)

Description	Balance at Beginning Of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2009
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$52	$22	$7	$13	(b)	$68
Allowances for sales discounts	21	272	1	273	(c)	21
December 31, 2008
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$51	$16	$(7)	$8	(b)	$52
Allowances for sales discounts	22	269	(1)	269	(c)	21
December 31, 2007
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$39	$15	$4	$7	(b)	$51
Allowances for sales discounts	20	252	1	251	(c)	22

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Charged to Other Accounts	Deductions(b)	Balance at End of Period
December 31, 2009
Deferred Taxes
Valuation Allowance	$319	$(84)	$—	$(9)	$244
December 31, 2008
Deferred Taxes
Valuation Allowance	$319	$13	$—	$13	$319
December 31, 2007
Deferred Taxes
Valuation Allowance	$371	$(63)	$—	$(11)	$319

(a)	Includes decreasing foreign tax credit valuation allowances related to taxes provided on equity affiliates’ unremitted earnings of $(54) million in 2009.

(b)	Includes the net currency effects of translating valuation allowances at current rates of exchange, totaling $(9) million in 2009, $13 million in 2008, and $(12) million in 2007.

EXHIBIT INDEX

Exhibit No. (3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

Exhibit No. (3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

Exhibit No. (4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a.	Management Achievement Award Program, as amended and restated November 13, 2008, incorporated by reference to Exhibit No. (10)a of the Corporation’s Annual Report on Form 10-K for the year-ended December 31, 2008.*

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated as of December 31, 2009, filed herewith.*

Exhibit No. (10)c.	Seventh Amended and Restated Deferred Compensation Plan for Directors, effective January 1, 2008, incorporated by reference to Exhibit No. (10)c of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

Exhibit No. (10)d.	Executive Officer Achievement Award Program as amended November 12, 2008, incorporated by reference to Exhibit No. (10)d of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)e.	1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit No. (10)f.	Deferred Compensation Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit No. (10)f of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.*

Exhibit No. (10)g.	Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit No. (10)h.	Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated effective April 17, 2009, filed herewith.*

Exhibit No. (10)i.	Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, effective April 17, 2009, filed herewith.*

Exhibit No. (10)j.	Retirement Contribution Excess Benefit Program, as amended and restated, dated December 31, 2008, incorporated by reference to Exhibit No. (10)j of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)k.	Kimberly-Clark Corporation Supplemental Retirement 401(k) and Profit Sharing Plan, as amended and restated, effective January 1, 2010, incorporated by reference to Exhibit No. (10)j of the Corporation’s Current Report on Form 8-K dated December 21, 2009.*

Exhibit No. (10)l.	Outside Directors’ Compensation Plan, as amended, dated November 13, 2007, incorporated by reference to Exhibit No. (10)l of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit No. (10)m.	2001 Equity Participation Plan, as amended effective November 17, 2009, filed herewith.*

Exhibit No. (10)n.	Form of Award Agreements under 2001 Equity Participation Plan, incorporated by reference to Exhibit No. (10)n of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

Exhibit No. (10)o.	Summary of Outside Directors’ Compensation pursuant to the Outside Directors’ Compensation Plan, effective January 1, 2009, incorporated by reference to Exhibit No. (10)o of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)p.	Severance Pay Plan, amended and restated, effective November 18, 2009, filed herewith.*

Exhibit No. (10)q.	Letter Agreement between Kimberly-Clark Corporation and Robert W. Black, incorporated by reference to Exhibit No. (10)q of the Corporation’s Current Report on Form 8-K dated April 10, 2006, as filed on April 13, 2006.*

Exhibit No. (10)r.	Letter Agreement between Kimberly-Clark Corporation and Tony Palmer, incorporated by reference to Exhibit No. (10)r of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

Exhibit No. (10)s.	Letter Agreement between Kimberly-Clark Corporation and Christian A. Brickman, incorporated by reference to Exhibit No. (10)s of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

Exhibit No. (10)t.	Summary of Financial Counseling Program for Kimberly-Clark Corporation Executives, dated November 12, 2008, incorporated by reference to Exhibit No. (10)t of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)u.	Amendments to the Supplemental Benefit Plan and the Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan and to the Retirement Contribution Excess Benefit Program, incorporated by reference to Exhibit No. (10)u of the Corporation’s Current Report on Form 8-K dated April 22, 2009.*

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2009, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS**	XBRL Instance Document

Exhibit No. (101).SCH**	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Income Statement for the years ended December 31, 2009, 2008 and 2007, (ii) Consolidated Balance Sheet at December 31, 2009 and 2008, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007, (iv) Consolidated Statement of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007, (v) Consolidated Cash Flow Statement for the years ended December 31, 2009 and 2008, and (vi) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.