Form 10-Q
period 2010-03-31
KIMBERLY CLARK CORP
filed 2010-05-07
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐   No  ☒

As of April 30, 2010, there were 413,971,851 shares of the Corporation’s common stock outstanding.

KIMBERLY-CLARK CORPORATION

PART I – FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

CONSOLIDATED INCOME STATEMENT	2
CONDENSED CONSOLIDATED BALANCE SHEET	3
CONDENSED CONSOLIDATED CASH FLOW STATEMENT	4
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4. Controls and Procedures	32

PART II – OTHER INFORMATION	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)
	Three Months Ended
	March 31
(Millions of dollars, except per share amounts)	2010	2009

Net Sales	$4,835	$4,493
Cost of products sold	3,188	3,039

Gross Profit	1,647	1,454
Marketing, research and general expenses	881	749
Other (income) and expense, net	101	77

Operating Profit	665	628
Interest income	5	8
Interest expense	(61)	(73)

Income Before Income Taxes and Equity Interests	609	563
Provision for income taxes	(241)	(164)

Income Before Equity Interests	368	399
Share of net income of equity companies	43	32

Net Income	411	431
Net income attributable to noncontrolling interests	(27)	(24)

Net Income Attributable to Kimberly-Clark Corporation	$384	$407

Per Share Basis:

Net Income Attributable to Kimberly-Clark Corporation
Basic	$.92	$.98

Diluted	.92	.98

Cash Dividends Declared	$.66	$.60

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
(Millions of dollars)	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$669	$798
Accounts receivable, net	2,557	2,566
Inventories	2,104	2,033
Other current assets	389	467
Total Current Assets	5,719	5,864

Property	16,942	16,934
Less accumulated depreciation	8,984	8,901
Net Property	7,958	8,033

Investments in Equity Companies	398	355

Goodwill	3,277	3,275

Long-Term Notes Receivable	608	607

Other Assets	1,037	1,075
	$18,997	$19,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Debt payable within one year	$1,001	$610
Accounts payable	1,995	1,920
Accrued expenses	1,839	2,064
Other current liabilities	421	329
Total Current Liabilities	5,256	4,923

Long-Term Debt	4,387	4,792
Noncurrent Employee Benefits	1,807	1,989
Long-Term Income Taxes Payable	201	168
Deferred Income Taxes	409	377
Other Liabilities	207	218
Redeemable Preferred and Common Securities of Subsidiaries	1,052	1,052

Stockholders’ Equity
Kimberly-Clark Corporation	5,396	5,406
Noncontrolling Interests	282	284
Total Stockholders’ Equity	5,678	5,690

	$18,997	$19,209

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Three Months
	Ended March 31
(Millions of dollars)	2010	2009

Operating Activities
Net income	$411	$431
Depreciation and amortization	193	177
Stock-based compensation	4	10
(Increase) decrease in operating working capital	(157)	156
Deferred income taxes	86	(46)
Net losses on asset dispositions	10	8
Equity companies’ earnings in excess of dividends paid	(41)	(32)
Postretirement benefits	(149)	(21)
Other	107	9

Cash Provided by Operations	464	692

Investing Activities
Capital spending	(184)	(211)
Acquisition of businesses, net of cash acquired	-	(11)
Proceeds from sales of investments	10	5
Proceeds from dispositions of property	-	3
Net decrease in time deposits	61	57
Other	(6)	(12)

Cash Used for Investing	(119)	(169)

Financing Activities
Cash dividends paid	(250)	(240)
Net (decrease) increase in short-term debt	(10)	245
Proceeds from issuance of long-term debt	-	2
Repayments of long-term debt	(4)	(10)
Cash paid on redeemable preferred securities of subsidiary	(13)	(13)
Shares purchased from noncontrolling interests	-	(278)
Proceeds from exercise of stock options	21	16
Acquisitions of common stock for the treasury	(141)	-
Other	(20)	(17)

Cash Used for Financing	(417)	(295)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(57)	-
Increase in Cash and Cash Equivalents	(129)	228
Cash and Cash Equivalents, beginning of year	798	364

Cash and Cash Equivalents, end of period	$669	$592

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2010	2009

Net Income	$411	$431

Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	(26)	(361)
Employee postretirement benefits	36	32
Other	2	(6)
Total Other Comprehensive Income, Net of Tax	12	(335)

Comprehensive Income	423	96
Comprehensive income attributable to noncontrolling interests	33	(9)

Comprehensive Income Attributable to Kimberly-Clark Corporation	$390	$105

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

For further information, refer to the Consolidated Financial Statements and footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards

Effective January 1, 2010, the Corporation adopted new accounting requirements issued by the Financial Accounting Standards Board (“FASB”) for determining when a company must consolidate a variable interest entity (“VIE”) in which the company has an interest.  Under the new requirements, a company must perform a qualitative analysis when determining whether it must consolidate a VIE.  If the company has an interest in a VIE that provides it with the power to direct the most significant activities of the VIE, and the obligation to absorb significant losses or the right to receive significant benefits of the VIE, the company must consolidate the VIE.  A company is required to perform ongoing reassessments to determine if it must consolidate a VIE.  This differs from previous guidance, which prescribed a quantitative analysis to determine whether to consolidate a VIE and required this analysis be reassessed only when specific events occur.

Adoption of the new accounting requirements had no impact on the Corporation’s Consolidated Financial Statements.  Under the new requirements, the Corporation determined that it must continue to consolidate a financing entity used to monetize long-term notes received from the sale of certain nonstrategic timberlands and its Luxembourg-based financing subsidiary.  Factors considered by the Corporation in making these determinations included the purpose of the entities, the types and significance of intercompany transactions, and the benefits obtained by the Corporation and the nonaffiliated parties that have invested in these entities.  The Corporation does not anticipate any changes to these entities that would result in the Corporation not continuing to consolidate them.  See Note 2 for the carrying values and fair values of the significant financial assets, liabilities and redeemable preferred securities of these consolidated VIEs.

The Corporation also has investments in real estate entities that generate income tax credits and tax losses that are used to reduce the Corporation’s income tax liabilities.  Under the new requirements, the Corporation determined that it must continue to consolidate certain of its real estate entities and must continue to not consolidate certain of its other real estate entities that are accounted for under the equity method.  Factors considered by the Corporation in making these determinations included the rights of the Corporation or nonaffiliated parties to manage the operations of the individual entities and the eventual sale of the real estate assets.

Note 1.  (Continued)

The assets of the consolidated real estate VIEs are classified principally as property in the Corporation’s condensed Consolidated Balance Sheet and have a carrying amount aggregating $39 million at March 31, 2010 that serves as collateral for the obligations of these ventures.  The obligations have a carrying amount aggregating $25 million, of which $6 million is included in debt payable within one year and $19 million is included in long-term debt.  The fair value of these obligations is estimated at $25 million at March 31, 2010.  Neither the creditors nor the other beneficial interest holders of these consolidated ventures have recourse to the general credit of the Corporation, except for $8 million of permanent financing debt, which is guaranteed by the Corporation.

As of March 31, 2010, the Corporation had net equity of $8 million in its nonconsolidated real estate VIEs.  As of March 31, 2010, total permanent financing debt for these nonconsolidated entities was $94 million.  A total of $29 million of the permanent financing debt is guaranteed by the Corporation, and the remainder of this debt is secured solely by the properties and is nonrecourse to the Corporation.

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

During the first quarter of 2010, there were no significant transfers between level 1, 2, or 3 fair value determinations.

Note 2.  (Continued)

Set forth below are the assets and liabilities that are measured on a recurring basis at fair value as of March 31, 2010, together with the inputs used to develop those fair value measurements.

		Fair Value Measurements
	March 31	Level 1	Level 2	Level 3
	(Millions of dollars)
Assets

Company-owned life insurance (“COLI”)	$44	$-	$44	$-
Available-for-sale securities	19	14	-	5
Derivatives	52	-	52	-

Total	$115	$14	$96	$5

Liabilities

Derivatives	$52	$-	$52	$-

The COLI policies are a source of funding primarily for the Corporation’s nonqualified employee benefits and are included in other assets.  Available-for-sale securities are included in other current assets and other assets, as appropriate.  The derivative assets and liabilities are included in other current assets, other assets, accrued expenses and other liabilities, as appropriate.

Level 1 Fair Values - The fair values of certain available-for-sale securities are based on quoted market prices in active markets for identical assets.  Unrealized losses on these securities aggregating $3 million are recorded in other comprehensive income until realized.  The unrealized losses have not been recognized in earnings because the Corporation has both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of such securities.

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

Level 3 Fair Values - The fair value of certain available-for-sale securities acquired in the fourth quarter of 2009 is based on quoted market prices for the exchange-traded securities, adjusted to reflect the restrictions placed on the sale of these securities.  There was no significant change in the fair value from the date of acquisition through March 31, 2010.

Fair Value Disclosures

The following table includes the fair value of the Corporation’s financial instruments as of March 31, 2010, for which fair value disclosure is required:

Note 2.  (Continued)

	Carrying	Estimated
(Millions of dollars)	Amount	Fair Value
Assets
Cash and cash equivalents(a)	$669	$669
Time deposits (included in other current assets)(b)	133	133
Long-term notes receivable(c)	608	593
Other note receivable (included in accounts receivable and other assets)	21	21

Liabilities and redeemable preferred and common securities of subsidiaries
Short-term debt(d)	100	100
Monetization loan(c)	397	398
Long-term debt(e)	4,891	5,365
Redeemable preferred and common securities of subsidiaries(f)	1,052	1,146

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

(c)
Long-term notes receivable represent held-to-maturity securities, which arose from the sale of nonstrategic timberlands and related assets.  The notes are backed by irrevocable standby letters of credit issued by money center banks.  A consolidated VIE has an outstanding long-term monetization loan secured by the related note held by this VIE (indicated by Note 1 and Loan 1 below).  The following summarizes the terms of the notes and the monetization loan as of March 31, 2010 (millions of dollars):

Description	Face Value	Carrying Amount	Maturity	Interest Rate(1)
Note 1	$ 397	$ 392	09/30/2014	LIBOR
Note 2	220	216	07/07/2011	LIBOR minus 12.5 bps
Loan 1	397	397	01/31/2011	LIBOR plus 127 bps

(1)  Payable quarterly, 3-month LIBOR

The difference between the carrying amount of the notes and their fair value represents an unrealized loss position for which an other-than-temporary impairment has not been recognized in earnings because the Corporation has both the intent and ability to hold the notes for a period of time sufficient to allow for an anticipated recovery of fair value to the carrying amount of the notes.  Neither the notes nor the monetization loan are traded in active markets.  Accordingly, their fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade.  The model used the following inputs to calculate fair values: face value, current LIBOR rate, fair value credit spread, stated spread, maturity date and interest payment dates.

Note 2.  (Continued)

(d)	Short-term debt issued by non-U.S. subsidiaries is recorded at cost, which approximates fair value.

(e)
Long-term debt includes long-term debt instruments and the portion payable within the next twelve months ($504 million).  Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(f)
The redeemable preferred securities are not traded in active markets.  Accordingly, their fair values were calculated using a pricing model that compares the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade.  The model used the following inputs to calculate fair values: face value, current benchmark rate, fair value spread, stated spread, maturity date and interest payment dates.  The fair value and the carrying amount of the redeemable common securities of $41 million were based on an independent third-party appraisal, adjusted for current market conditions.

Note 3.  Highly Inflationary Accounting for Venezuelan Operations

In 2003, the Venezuelan government enacted currency restrictions which have affected the ability of the Corporation’s Venezuelan subsidiary (“K-C Venezuela”) to obtain U.S. dollars at the official exchange rate to pay for significant imports of finished goods, raw materials and services to support its operations.  For transactions that do not qualify for settlement at the official exchange rate, a market exists for the acquisition and exchange of bolivar-and U.S. dollar-denominated bonds, effectively resulting in a parallel market exchange rate substantially unfavorable to the official exchange rate.

In instances during 2009 when the U.S. dollar-denominated imports did not receive government approval to be settled at the official exchange rate of 2.15 bolivars to the U.S. dollar, K-C Venezuela measured the transactions from U.S. dollars to bolivars at the parallel exchange rate.  In instances during 2009 when the U.S. dollar-denominated imports received government approval to be settled at the official exchange rate, K-C Venezuela measured the transactions from U.S. dollars to bolivars at the official exchange rate.  During 2009, K-C Venezuela used the official rate to translate its operating results from the bolivar functional currency into U.S. dollars, based on its dividend remittance history at that rate.

The cumulative inflation in Venezuela for the three years ended December 31, 2009 was more than 100 percent, based on the Consumer Price Index/National Consumer Price Index.  As a result, effective January 1, 2010, K-C Venezuela began accounting for its operations as highly inflationary, as required by U.S. GAAP.  Under highly inflationary accounting, K-C Venezuela’s functional currency became the U.S. dollar, and its income statement and balance sheet are measured into U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on bolivar-denominated monetary assets and liabilities is reflected in income.

On January 8, 2010, the Venezuelan government devalued its currency and established a dual official exchange rate structure of 2.6 bolivars to the U.S. dollar for essentials and 4.3 bolivars to the U.S. dollar for non-essentials.  If access to the official exchange rate were granted, the finished goods and raw materials imported by K-C Venezuela would qualify at the 4.3 bolivars to the U.S. dollar exchange rate.

Note 3.  (Continued)

The Corporation determined that under highly inflationary accounting, the parallel exchange rate is the appropriate exchange rate to measure K-C Venezuela’s bolivar-denominated transactions into U.S. dollars as this is the rate at which K-C Venezuela has substantially converted the bolivars it generated from its operations during first quarter 2010 into U.S. dollars to pay for significant imports of finished goods, raw materials and services to support its operations.

As a result of the adoption of highly inflationary accounting, the Corporation recorded an after tax charge of $96 million in first quarter 2010 to remeasure K-C Venezuela’s bolivar-denominated net monetary asset position into U.S. dollars at a parallel exchange rate of approximately 6 bolivars per U.S. dollar.  In the condensed Consolidated Cash Flow Statement, this non-cash charge was included in Other in Cash Provided by Operations.  This charge was recorded in the following Consolidated Income Statement line items:

Millions of dollars
Cost of products sold	$19

Other (income) and expense, net	79

Provision for income taxes	(2)

Net charge	$96

At March 31, 2010, K-C Venezuela had a bolivar-denominated net monetary asset position of 357 million bolivars.  For the full year 2009, K-C Venezuela represented approximately 3 percent of consolidated net sales, and 1 percent of consolidated operating profit and net income attributable to the Corporation.

Note 4.  Inventories

The following schedule presents inventories by major class:

	March 31, 2010			December 31, 2009
(Millions of dollars)	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total

At the lower of cost determined on the
FIFO or weighted-average cost methods
or market:
Raw materials	$139	$300	$439	$137	$282	$419
Work in process	172	96	268	177	111	288
Finished goods	661	681	1,342	573	685	1,258
Supplies and other	-	278	278	-	277	277
	972	1,355	2,327	887	1,355	2,242

Excess of FIFO or weighted-average
cost over LIFO cost	(223)	-	(223)	(209)	-	(209)

Total	$749	$1,355	$2,104	$678	$1,355	$2,033

The Corporation uses the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories.  Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

Note 5.  Employee Postretirement Benefits

The table below presents benefit cost information for defined benefit plans and other postretirement benefit plans:

	Defined		Other Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended March 31
(Millions of dollars)	2010	2009	2010	2009

Service cost	$14	$16	$4	$3
Interest cost	77	77	11	13
Expected return on plan assets	(84)	(65)	-	-
Recognized net actuarial loss	25	43	-	-
Other	3	1	1	1
Net periodic benefit cost	$35	$72	$16	$17

During the first quarter of 2010 and 2009, the Corporation made cash contributions of approximately $175 million and $90 million, respectively, to its pension trusts.  The Corporation currently anticipates contributing about $240 million for the full year 2010 to its pension trusts.

For the U.S. pension plan, the Corporation utilizes an equity collar strategy to reduce the volatility of returns on investments.  In January 2010, zero-cost equity collars were established on $1.3 billion of U.S. equity exposure.

Note 6.  Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS.  The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Average Common Shares Outstanding
	Three Months
	Ended March 31
(Millions of shares)	2010	2009

Average shares outstanding	416.2	413.7
Participating securities	1.4	1.9
Basic	417.6	415.6
Dilutive effect of stock options	.9	.1
Dilutive effect of restricted share and restricted share unit awards	.8	.2
Diluted	419.3	415.9

Note 6.  (Continued)

Options outstanding during the three month periods ended March 31, 2010 and 2009, to purchase 14.6 million and 24.1 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the periods.

The number of common shares outstanding as of March 31, 2010 and 2009 was 414.9 million and 413.9 million, respectively.

Note 7.  Stockholders’ Equity

Set forth below is a reconciliation of comprehensive income and stockholders’ equity attributable to Kimberly-Clark Corporation and noncontrolling interests for the three months ended March 31, 2010 and 2009.  Also reconciled for the same periods are the redeemable preferred and common securities of subsidiaries, which are required to be classified outside of stockholders’ equity.

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2009		$5,406	$284	$1,052

Comprehensive Income:
Net income	$411	384	13	14

Other comprehensive income, net of tax:
Unrealized translation	(26)	(33)	6	1
Employee postretirement benefits	36	37	(1)	-
Other	2	2	-	-
Total Comprehensive Income	$423

Stock-based awards exercised or vested		19	-	-
Income tax benefits on stock-based compensation		1	-	-
Shares repurchased		(150)	-	-
Recognition of stock-based compensation		4	-	-
Dividends declared		(275)	(20)	-
Other		1	-	(2)
Return on redeemable preferred securities and noncontrolling interests		-	-	(13)

Balance at March 31, 2010		$5,396	$282	$1,052

The net unrealized currency translation adjustments for the three months ended March 31, 2010 are primarily due to a weakening of the U.S. dollar versus the euro and the British pound.

Note 7.  (Continued)

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2008		$3,878	$383	$1,032

Comprehensive Income:
Net income	$431	407	10	14

Other Comprehensive income, net of tax:
Unrealized translation	(361)	(330)	(31)	-
Employee postretirement benefits	32	34	(2)	-
Other	(6)	(6)	-	-
Total Comprehensive Income	$96

Stock-based awards exercised or vested		14	-	-
Recognition of stock-based compensation		10	-	-
Dividends declared		(248)	(14)	-
Additional investment in subsidiary and other		(184)	(108)	13
Return on redeemable preferred securities		-	-	(13)

Balance at March 31, 2009		$3,575	$238	$1,046

Net unrealized currency gains or losses resulting from the translation of assets and liabilities of non-U.S. subsidiaries, except those in highly inflationary economies, are accumulated in a separate section of stockholders’ equity.  For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in stockholders’ equity rather than income.  Upon the sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from stockholders’ equity and reported as part of the gain or loss on the sale or liquidation.

Also included in stockholders’ equity are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

Note 7.  (Continued)

The purchase of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income.  The following schedule reflects the effect of a change in ownership interest between the Corporation and a noncontrolling interest.

Three Months
Ended March 31
2009
Net Income attributable to Kimberly-Clark Corporation	$407

Decrease in Kimberly-Clark Corporation’s additional paid-in capital for purchase of remaining shares in its Andean region subsidiary(a)	(133)

Change from net income attributable to Kimberly-Clark Corporation and transfers to noncontrolling interests	$274

(a)
During the first quarter of 2009, the Corporation acquired the remaining 31 percent interest in its Andean region subsidiary, Colombiana Kimberly Colpapel S.A., for $289 million.  The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income (“AOCI”) and additional paid-in capital classified in stockholders’ equity by $278 million and increased investments in equity companies by $11 million.

Note 8.  Objectives and Strategies for Using Derivatives

As a multinational enterprise, the Corporation is exposed to risks, such as changes in foreign currency exchange rates, interest rates, commodity prices and certain investments of its defined benefit pension plans.  A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments.  The Corporation’s policies allow the use of derivatives for risk management purposes and prohibit their use for speculation.  The Corporation’s policies also prohibit the use of any leveraged derivative instrument.  Foreign currency derivative instruments, interest rate swaps, equity collars and the majority of commodity hedging contracts are entered into with major financial institutions.

On the date the derivative contract is entered into, the Corporation formally designates certain derivatives as cash flow, fair value or net investment hedges (each discussed below), and establishes how the effectiveness of these hedges will be assessed and measured.  This process links the derivatives to the transactions or financial balances they are hedging.  Changes in the fair value of derivatives not designated as hedging instruments are recorded to earnings when they occur.

Note 8.  (Continued)

Set forth below is a summary of the fair values of the Corporation’s derivative instruments as of March 31, classified by the risks they are used to manage:

	Assets		Liabilities
(Millions of dollars)	2010	2009	2010	2009

Foreign currency exchange risk	$20	$55	$35	$38
Interest rate risk	32	10	6	5
Commodity price risk	-	-	11	29

Total	$52	$65	$52	$72

Foreign Currency Exchange Risk Management

The Corporation has a centralized U.S. dollar functional currency international treasury operation (“In-House Bank”) that manages foreign currency exchange risks by netting, on a daily basis, exposures to recorded non-U.S. dollar assets and liabilities and entering into derivative instruments with third parties whenever the net exposure in any single currency exceeds predetermined limits.  These derivative instruments are not designated as hedging instruments.  Changes in the fair value of these instruments are recorded in earnings when they occur.  The In-House Bank also records the gain or loss on the remeasurement of its non-U.S. dollar denominated monetary assets and liabilities in earnings.  Consequently, the effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses.  The In-House Bank’s daily notional derivative positions with third parties averaged approximately $1.2 billion in the first quarter of 2010 and its average net exposure for the quarter was $.9 billion.  The In-House Bank used eight counterparties for its foreign exchange derivative contracts.

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

Gains and losses on these cash flow hedges, to the extent effective, are recorded in other comprehensive income net of related income taxes and released to earnings as the related finished goods inventory containing the pulp and imported intercompany purchases are sold to unaffiliated customers.  As of March 31, 2010, approximately $450 million notional value of outstanding derivative contracts was designated as cash flow hedges for the forecasted purchases of pulp and intercompany finished goods and work-in-process.

The foreign currency exposure on intercompany balances, primarily loans, is hedged with derivative instruments with third parties.  At March 31, 2010, the notional amount of these derivative positions was $820 million, of which $220 million was designated as fair value hedges and the remainder was undesignated.

Note 8.  (Continued)

Foreign Currency Translation Risk Management

Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies.  Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged.  However, consistent with other years, a portion of the Corporation’s net investment in its Mexican affiliate has been hedged.  At March 31, 2010, the Corporation had in place net investment hedges of approximately $120 million for a portion of its investment in its Mexican affiliate.  Changes in the fair value of net investment hedges are recognized in other comprehensive income to offset the change in value of the net investment being hedged.  There was no significant ineffectiveness on these hedges as of March 31, 2010.

Interest Rate Risk Management

Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments and interest rate swaps.  The objective is to maintain a cost-effective mix that management deems appropriate.  From time to time, interest rate swap contracts, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt.  These derivative instruments are designated and qualify as fair value hedges.  At March 31, 2010, interest rate swap contracts with an aggregate notional value of $320 million were in place.

From time to time, derivatives are used to hedge the anticipated issuance of fixed-rate debt.  These exposures are hedged with forward-starting swaps or “treasury locks” (e.g., a 10-year “treasury lock” hedging the anticipated underlying U.S. Treasury interest rate related to issuance of 10-year debt).  These swaps are designated as cash flow hedges.  At March 31, 2010, outstanding forward-starting swaps with an aggregate notional value of $250 million were in place.

Commodity Price Risk Management

The Corporation uses derivative instruments to hedge a portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.

As of March 31, 2010, outstanding commodity forward contracts were in place to hedge forecasted purchases of about 15 percent of the Corporation’s estimated natural gas requirements for the balance of the current year and a lesser percentage for future periods.

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

Fair value hedges resulted in no significant ineffectiveness in the three month period ended March 31, 2010.  For the three month periods ended March 31, 2010 and 2009, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Note 8.  (Continued)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in other comprehensive income, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings.

Cash flow hedges resulted in no significant ineffectiveness in the three month period ended March 31, 2010.  For the three month period ending March 31, 2010 and 2009, no gains or losses were recognized in earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring.  At March 31, 2010, $1 million of after-tax losses are expected to be reclassified from accumulated other comprehensive income primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions.  The maximum maturity of cash flow hedges in place at March 31, 2010 is December 2011.

Quantitative Information about the Corporation’s Use of Derivative Instruments

The following tables display the location and fair values of derivative instruments presented in the Consolidated Balance Sheet and the location and amount of gains and losses reported in the Consolidated Income Statement and Statement of Other Comprehensive Income (“OCI”).

Effect of Derivative Instruments on the Consolidated Income Statement for the three months ended March 31, 2010 and 2009 (Millions of dollars)
Foreign exchange contracts	Income Statement Classification	Gain or (Loss) Recognized in Income
		2010	2009
Fair Value Hedges	Other income and (expense), net	$(8)	$(15)

Undesignated Hedging Instruments(a)	Other income and (expense), net	$(19)	$(76)

(a)
The majority of the gains and (losses) on these instruments arise from derivatives entered into with third parties to manage foreign currency exchange exposure on the remeasurement of non-U.S. dollar denominated monetary assets and liabilities.  Consequently, the effect on earnings from the use of these undesignated derivatives is substantially neutralized by the recorded transactional gains and losses.

Note 8.  (Continued)

(Millions of dollars)	Amount of Gain or (Loss) Recognized in OCI		Income Statement Classification of Gain or (Loss) Reclassified from AOCI	Gain or (Loss) Reclassified from AOCI into Income
	2010	2009		2010	2009
Cash Flow Hedges

Interest rate contracts	$(7)	$7	Interest expense	$1	$1
Foreign exchange contracts	5	18	Cost of products sold	(11)	18
Commodity contracts	(10)	(22)	Cost of products sold	(3)	(12)

Total	$(12)	$3		$(13)	$7

Net Investment Hedges

Foreign exchange contracts	$(4)	$(8)		$-	$-

Fair Values of Derivative Instruments
	Asset Derivatives at March 31
(Millions of dollars)	2010		2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:

Interest rate contracts	Other current assets	$24	Other current assets	$-

Interest rate contracts	Other assets	8	Other assets	10

Foreign exchange contracts	Other current assets	11	Other current assets	25

Total		$43		$35

Undesignated derivatives:

Foreign exchange contracts	Other current assets	$9	Other current assets	$30

Total asset derivatives		$52		$65

Note 8.  (Continued)

Fair Values of Derivative Instruments
	Liability Derivatives at March 31
(Millions of dollars)	2010		2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:

Interest rate contracts	Accrued expenses	$-	Accrued expenses	$5
Foreign exchange contracts	Accrued expenses	18	Accrued expenses	13
Commodity contracts	Accrued expenses	10	Accrued expenses	26
Commodity contracts	Other liabilities	1	Other liabilities	3

Total		$29		$47

Undesignated Derivatives:

Foreign exchange contracts and other	Accrued expenses	$23	Accrued expenses	$25

Total liability derivatives		$52		$72

Note 9.  Description of Business Segments

The Corporation is organized into operating segments based on product groupings.  These operating segments have been aggregated into four reportable global business segments:  Personal Care; Consumer Tissue; K-C Professional & Other; and Health Care.  The reportable segments were determined in accordance with how the Corporation’s executive managers develop and execute the Corporation’s global strategies to drive growth and profitability of the Corporation’s worldwide Personal Care, Consumer Tissue, K-C Professional & Other and Health Care operations.  These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses.  Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other income and (expense), net.  Corporate & Other Assets include the Corporation’s investments in equity affiliates, finance operations, real estate entities, and deferred tax assets.

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

Note 9.  (Continued)

The following schedules present information concerning consolidated operations by business segment:

	Three Months
	Ended March 31
(Millions of dollars)	2010	2009

NET SALES:

Personal Care	$2,137	$1,977
Consumer Tissue	1,606	1,574
K-C Professional & Other	730	651
Health Care	367	298
Corporate & Other	12	13
Intersegment sales	(17)	(20)

Consolidated	$4,835	$4,493

	Three Months
	Ended March 31
(Millions of dollars)	2010	2009

OPERATING PROFIT (reconciled to income before
income taxes):

Personal Care	$472	$442
Consumer Tissue	181	194
K-C Professional & Other	107	80
Health Care	57	48
Other income and (expense), net(a)	(101)	(77)
Corporate & Other(b)	(51)	(59)

Total Operating Profit	665	628

Interest income	5	8
Interest expense	(61)	(73)

Income Before Income Taxes	$609	$563

Note 9.  (Continued)

(a)
Other income and (expense), net included a $79 million charge for the adoption of highly inflationary accounting in Venezuela effective January 1, 2010.  See additional information in Note 3 to the Consolidated Financial Statements.  In addition, foreign currency transaction losses totaled $21 million in the first quarter of 2010 and $76 million in the prior year.

(b)
Included in Corporate & Other in 2010 is a $19 million charge related to the adoption of highly inflationary accounting in Venezuela.  See additional information in Note 3 to the Consolidated Financial Statements.  The charges related to the business segments are as follows:

Millions of Dollars
Personal Care	$11
Consumer Tissue	6
K-C Professional & Other	2

Total	$19

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects.  The following will be discussed and analyzed:

•	Overview of First Quarter 2010 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Standards

•	Environmental Matters

•	Business Outlook

Overview of First Quarter 2010 Results

•	Net sales increased 7.6 percent.

•	Operating profit increased 5.9 percent and net income attributable to Kimberly-Clark Corporation decreased 5.7 percent.

•	Cash provided by operations was $464 million, a decrease of 33 percent from last year.

•	An after tax charge of $96 million was recorded in first quarter 2010 related to the January 1, 2010 adoption of highly inflationary accounting in Venezuela.

•	The effective tax rate was 39.6 percent compared to 29.1 percent in the prior year.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s first quarter of 2010 net sales, operating profit and other information relevant to an understanding of the results of operations.

First Quarter of 2010 Compared With First Quarter of 2009

Analysis of Net Sales

By Business Segment
(Millions of dollars)

Net Sales	2010	2009

Personal Care	$2,137	$1,977
Consumer Tissue	1,606	1,574
K-C Professional & Other	730	651
Health Care	367	298
Corporate & Other	12	13
Intersegment sales	(17)	(20)

Consolidated	$4,835	$4,493

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net		Mix/
	Change	Growth	Price	Currency	Other

Consolidated	7.6	2	1	5	-

Personal Care	8.1	3	1	5	(1)
Consumer Tissue	2.0	(3)	-	5	-
K-C Professional & Other	12.1	4	2	5	1
Health Care	23.2	20	-	3	-

•
Personal care net sales in North America increased 4 percent versus the first quarter of 2009.  Sales volumes were up 2 percent, currency effects benefited sales by 1 percent, and changes in net selling prices, driven by the timing of promotional activity for Huggies diapers, added an additional percent of growth.  The growth in volumes was broad-based across most categories, including a double-digit increase in feminine care as a result of initial shipments of the new U by Kotex line extension that was launched toward the end of the first quarter.  In addition, sales volumes for Huggies baby wipes and the Corporation’s child care brands rose 5 percent and 4 percent, respectively, compared to soft year-ago results that included the impacts of a slowdown in category sales.  In other areas of the business, sales volumes for adult care rose 3 percent, including early benefits from recent innovation on both the Poise and Depend brands.  Finally, sales volumes for Huggies diapers were off about 5 percent in the first quarter, in part due to the previously mentioned timing of promotional activities.

In Europe, personal care net sales rose 6 percent in the quarter, including a currency exchange rate benefit of 9 percent.  Net selling prices declined nearly 2 percent and changes in product mix reduced sales by about 1 percent.  Overall sales volumes were down slightly in the first quarter, as a 4 percent decline in Huggies diapers was nearly offset by strong growth in Huggies baby wipes and the Corporation’s child care brands.

In K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, personal care net sales increased 15 percent, as changes in currency rates benefited sales by 9 percent and organic sales rose 6 percent.  Sales volumes were up 7 percent, while changes in product mix reduced sales by about 1 percent.  The growth in volumes was broad-based, with particular strength in China, Turkey, South Asia and Latin America.

•
In North America, sales of consumer tissue products decreased approximately 4 percent compared to the year-ago period.  Sales volumes were down nearly 6 percent and product mix was slightly unfavorable, while changes in net selling prices added more than 2 percent to sales, primarily due to sheet count reductions taken in the first quarter on Cottonelle bathroom tissue to improve net realized revenue.  Although bathroom tissue sales volumes were down about 3 percent in the quarter, overall net sales were up modestly as a result of the sheet count reductions.  Sales volumes for Kleenex facial tissue declined 3 percent in the quarter in conjunction with a mild cold and flu season.  Finally, paper towel volumes fell at a double-digit rate and continue to be impacted by consumer trade-down.

In Europe, consumer tissue net sales rose about 3 percent compared with the first quarter of 2009, including favorable currency effects of 8 percent.  Net selling prices decreased 3 percent, reflecting a continued competitive environment, and sales volumes were off about 2 percent in the quarter.

In K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, consumer tissue net sales increased 12 percent, as currency effects were favorable by 10 percent and organic sales rose 2 percent.  Sales volumes advanced approximately 2 percent in the first quarter, while a 1 percent benefit from changes in product mix was essentially offset by slightly lower net selling prices.

•
Net sales of K-C Professional (KCP) & other products increased 12.1 percent compared with the first quarter of 2009.  Favorable currency effects benefited sales by 5 percent and the acquisition of Jackson Products, Inc. (“Jackson”) added 3 percent of sales growth in the quarter.  In addition, net selling prices increased 2 percent and changes in product mix benefited sales by 1 percent, reflecting the Corporation’s continued focus on increasing net realized revenue.  Organic sales volumes advanced 1 percent.

In North America, KCP net sales increased 12 percent, including an approximate 6 percent benefit from Jackson.  Meanwhile, net selling prices rose 3 percent, organic sales volumes were up about 2 percent and changes in currency rates added 1 percent to sales.  In Europe, KCP’s sales rose 9 percent in the first quarter, including favorable currency effects of 9 percent and a benefit from Jackson of more than 1 percent.  Organic sales volumes were up about 1 percent, while net selling prices fell 2 percent.

In K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, KCP’s net sales increased 23 percent, including benefits from currency rates totaling 10 percent.  Sales volumes were up about 7 percent, with particular strength in South Asia and Latin America, and the combined impact of higher net selling prices and improved product mix increased sales by 6 percent.

•
Net sales of health care products increased 23.2 percent in the first quarter.  Growth was driven by a 12 percent benefit from the acquisition of I-Flow Corporation (“I-Flow”) and an 8 percent increase in organic sales volumes.  In addition, favorable currency exchange rates added 3 percent of sales growth in the quarter.  The organic volume growth was highlighted by double-digit gains in medical devices and in exam gloves.  In addition, increased global demand for face masks as a result of the H1N1 flu virus was responsible for nearly 4 percent of organic volume growth in the quarter.

By Geography
(Millions of dollars)

Net Sales	2010	2009

North America	$2,647	$2,539
Outside North America	2,364	2,105
Intergeographic sales	(176)	(151)

Consolidated	$4,835	$4,493

Commentary:

•	Net sales in North America increased 4 percent compared with the prior year due to higher net selling prices and increases in sales volumes.

•	Net sales outside North America increased 12 percent, particularly in Asia and Europe, due to higher volumes and favorable currency effects partially offset by lower net selling prices.

Analysis of Operating Profit

By Business Segment
(Millions of dollars)

Operating Profit	2010	2009

Personal Care	$472	$442
Consumer Tissue	181	194
K-C Professional & Other	107	80
Health Care	57	48
Other income and (expense), net(a)	(101)	(77)
Corporate & Other(b)	(51)	(59)

Consolidated	$665	$628

Notes:

(a)
Other income and (expense), net included a $79 million charge for the adoption of highly inflationary accounting in Venezuela effective January 1, 2010.  See additional information in Note 3 to the Consolidated Financial Statements.  In addition, foreign currency transaction losses totaled $21 million in the first quarter of 2010 and $76 million in the prior year.

(b)
Included in Corporate & Other in 2010 is a $19 million charge related to the adoption of highly inflationary accounting in Venezuela.  See additional information in Notes 3 and 9 to the Consolidated Financial Statements.

Commentary:

Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
Total			Net	Input
Change		Volume	Price	Costs(a)	Currency	Other(b)

Consolidated	5.9	5	6	(11)	11	(5)

Personal Care	6.8	2	3	(5)	2	5
Consumer Tissue	(6.7)	(6)	3	(12)	-	8
K-C Professional & Other	33.8	5	19	(23)	7	26
Health Care	18.8	64	-	(13)	5	(37)

(a)  Includes raw materials cost inflation and energy and distribution variations.

(b) Includes cost savings. Consolidated also includes the charge related to the adoption of highly inflationary accounting in Venezuela.

Consolidated operating profit for the first quarter of 2010 was up 5.9 percent from the prior year.  In addition to the effect of higher net sales, there were a number of other factors affecting year-over-year operating profit comparisons.  Cost savings in the quarter from the Corporation’s FORCE (Focused On Reducing Costs Everywhere) program totaled approximately $80 million.  The Corporation also realized benefits of about $35 million related to the 2009 organization optimization initiative that streamlined its salaried workforce.  Pension expense fell by nearly $40 million, as expected, with a majority of the decrease reflected in cost of sales.  Increased production volumes favorably impacted the year-over-year comparisons by approximately $35 million.  Meanwhile, inflation in key cost inputs amounted to about $70 million overall versus 2009, including $50 million in higher fiber costs, $25 million for raw materials other than fiber, and $10 million in distribution costs, partially offset by $15 million of lower energy costs.  Marketing, research and general expenses increased in the first quarter, including a $60 million increase in strategic marketing to support the Corporation’s product innovation activities and targeted growth initiatives, along with higher selling, research and administrative expenses, driven by increases to support future growth in K-C International and the I-Flow acquisition.

The Corporation recorded charges of $19 million in Cost of products sold, and $79 million in Other income and (expense), net related to the adoption of highly inflationary accounting in Venezuela effective January 1, 2010.  In addition, Other income and (expense), net included foreign currency transaction losses of $21 million in the first quarter of 2010 and $76 million in the prior year.

•
Personal care segment operating profit increased 6.8 percent as the benefits from cost savings, higher net selling prices, sales volume increases and production efficiencies were tempered by higher input costs and increased marketing, research and general expenses.  In North America, operating profit increased primarily due to cost savings, production efficiencies, higher net selling prices and favorable currency effects, partially offset by higher input costs and increases in marketing, research and general expense.  In Europe, operating profit increased due to cost savings partially offset by lower net selling prices.  Operating profit in the Corporation’s operations in Asia, Latin America, the Middle East, Eastern Europe and Africa decreased as the benefits from higher sales volumes were more than offset by increases in marketing, research and general expenses.

•
Consumer tissue segment operating profit decreased 6.7 percent as higher input costs, lower sales volumes and increased strategic marketing expense were tempered by cost savings and production efficiencies.  In North America, operating profit increased due to higher net selling prices and production efficiencies, partially offset by lower sales volumes and higher input costs.  In Europe, operating profit decreased as cost savings were more than offset by lower selling prices.  Operating profit in the Corporation’s operations in Asia, Latin America, the Middle East, Eastern Europe and Africa decreased due to higher selling and general expenses and unfavorable currency effects, partially offset by increased sales volumes.

•	Operating profit for K-C Professional & Other products increased 33.8 percent due to cost savings and higher net selling prices, partially offset by higher input costs.

•	Health care segment operating profit increased 18.8 percent due to increased sales volumes and cost savings, partially offset by increased selling and general expenses.

By Geography
(Millions of dollars)

Operating Profit	2010	2009

North America	$562	$505
Outside North America	255	259
Other income and (expense), net (a)	(101)	(77)
Corporate & Other(b)	(51)	(59)

Consolidated	$665	$628

Notes:

(a)
Other income and (expense), net included a $79 million charge for the adoption of highly inflationary accounting in Venezuela effective January 1, 2010.  See additional information in Note 3 to the Consolidated Financial Statements.  In addition, foreign currency transaction losses totaled $21 million in the first quarter of 2010 and $76 million in the prior year.

(b)
Included in Corporate & Other in 2010 is a $19 million charge related to the adoption of highly inflationary accounting in Venezuela.  See additional information in Note 3 to the Consolidated Financial Statements.

Commentary:

•
Operating profit in North America increased 11.3 percent because higher net selling prices, production efficiencies, and cost savings more than offset higher input costs and increased marketing, research and general expenses.

•	Operating profit outside North America was essentially even with last year as higher sales volumes and cost savings were offset by lower net selling prices and higher strategic marketing spending.

Additional Income Statement Commentary

•	Interest expense for the first quarter of 2010 was $12 million lower than the prior year primarily due to a lower average level of debt.

•
The Corporation’s effective tax rate for the first quarter of 2010 was 39.6 percent compared to 29.1 percent in the prior year.  The first quarter rate was above the Corporation’s full-year target range of 30 to 32 percent, driven by the nondeductible currency losses resulting from the adoption of highly inflationary accounting in Venezuela and changes in tax law related to U.S. health care reform legislation, including a $20 million charge related to the Medicare Part D subsidy, partially offset by a one-time event related to foreign tax credits.

•
The Corporation’s share of net income of equity companies in the first quarter increased to $43 million from $32 million in 2009, mainly as a result of higher net income at Kimberly-Clark de Mexico, S.A.B. de C.V. (KCM).  KCM delivered double-digit growth in net sales, operating profit and net income, as results were positively impacted by solid organic sales growth, improved gross margin and favorable currency effects.

Liquidity and Capital Resources

•
Cash provided by operations in the first quarter of 2010 totaled $464 million compared to $692 million in the prior year.  The decline was driven by increases in operating working capital and higher pension plan contributions, partially offset by higher cash earnings.  First quarter contributions to the Corporation’s defined benefit pension plans totaled about $175 million in 2010 versus $90 million in 2009.  The Corporation continues to target full-year 2010 pension contributions of approximately $240 million.

•	Capital spending for the quarter was $184 million compared with $211 million last year. The Corporation continues to target full year spending of $1.0 to $1.1 billion in 2010.

•
During the first quarter of 2010, the Corporation repurchased approximately 2.5 million shares of its common stock at a cost of about $150 million, in line with the Corporation’s target to repurchase $500 to $600 million worth of its shares in 2010.

•	At March 31, 2010, total debt and redeemable securities was $6.4 billion compared with $6.5 billion at the end of 2009.

•
In 2003, the Venezuelan government enacted currency restrictions, which have affected the ability of K-C Venezuela to obtain U.S. dollars at the official exchange rate to pay for significant imports of finished goods, raw materials and services to support its operations.  These exchange restrictions have negatively impacted K-C Venezuela because it has had to meet its foreign currency needs from non-government sources at the parallel exchange rates, which are substantially unfavorable to the official rate.  See Note 3 to the Consolidated Financial Statements for more details about the accounting for K-C Venezuela’s financial results and the previously discussed charge resulting from the January 1, 2010 adoption of highly inflationary accounting in Venezuela.

As of March 31, 2010, K-C Venezuela had a bolivar-denominated net monetary asset position of 357 million bolivars.  Management does not expect further changes in the parallel market exchange rate during the remainder of 2010 to have a material impact on the Corporation’s financial condition, results of operations or liquidity.

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

Business Outlook

The Corporation plans to continue to strengthen its brands, pursue targeted growth initiatives and invest for future growth.  The Corporation has launched a number of innovations already this year and intends to bring more to market as the year progresses.  The Corporation continues to expect that strategic marketing spending will rise at a faster pace than sales in 2010.  Given recent input cost changes and expectations for additional near-term increases, particularly with pulp, the Corporation is now experiencing significantly higher cost inflation in 2010 than previously estimated.  As a result, management is looking for ways to increase revenue realization and focusing on generating incremental cost savings and controlling discretionary spending to offset a substantial portion of these input cost increases.

Information Concerning Forward-Looking Statements

Certain matters contained in this report concerning the business outlook, including economic conditions, anticipated currency rates and exchange risk, anticipated impact of acquisitions, cost savings, changes in finished product selling prices, cash flow and uses of cash, capital spending, marketing spending, anticipated raw material and energy costs, anticipated financial and operating results, revenue realization strategies, contingencies and anticipated transactions of the Corporation constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting the Corporation.  There can be no assurance that these future events will occur as anticipated or that the Corporation’s results will be as estimated.  For a description of certain factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Risk Factors.”

Item 4. Controls and Procedures.

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2010.  There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Corporation repurchases shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs.  During 2010, the Corporation anticipates purchasing $500 million to $600 million of its common stock.  All share repurchases by the Corporation during the first quarter of 2010 were made through a broker in the open market.

The following table contains information for shares repurchased during the first quarter of 2010.  None of the shares in this table were repurchased directly from any officer or director of the Corporation.

				Maximum
				Number of
				Shares
				That May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the
Period	of Shares	Price Paid	Announced Plans or	Plans or
(2010)	Purchased(1)	Per Share	Programs	Programs

January 1 to 31	267,000	$59.83	18,267,411	31,732,589
February 1 to 28	1,017,000	59.69	19,284,411	30,715,589
March 1 to 31	1,197,000	61.16	20,481,411	29,518,589

Total	2,481,000

(1)
Share repurchases were made pursuant to a share repurchase program authorized by the Corporation’s Board of Directors on July 23, 2007 that allows for the repurchase of 50 million shares in an amount not to exceed $5 billion.

In addition, during January, February and March 2010, the Corporation purchased the following shares from current or former employees in connection with the exercise of employee stock options and other awards.

Month	Shares	Amount

January	6,713	$409,330
February	203	12,068
March	1,431	86,933

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

Exhibit No. (101).INS*  XBRL Instance Document

Exhibit No. (101).SCH*  XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL*  XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).LAB*  XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE*  XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Mark A. Buthman
Mark A. Buthman
Senior Vice President and
Chief Financial Officer
(principal financial officer)

By:	/s/ Michael T. Azbell
Michael T. Azbell
Vice President and Controller
(principal accounting officer)

May 7, 2010

EXHIBIT INDEX
Exhibit No.   Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS*	XBRL Instance Document

(101).SCH*	XBRL Taxonomy Extension Schema Document

(101).CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

(101).LAB*	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”