Form 10-Q/A
period 2010-03-31
KIMBERLY CLARK CORP
filed 2010-05-14
CIK 55785

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

EXPLANATORY NOTE

The sole purpose of this amendment on Form 10-Q/A to Kimberly-Clark Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the Securities and Exchange Commission on May 7, 2010 (the “Form 10-Q”), is to furnish a corrected interactive data file formatted in XBRL (Extensible Business Reporting Language) on Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  The corrected Exhibit 101 reflects changes to indicate the amounts in the consolidated income statement, condensed consolidated balance sheet, condensed consolidated cash flow statement and consolidated statement of comprehensive income are stated in millions.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.  Exhibits.

(a)   Exhibits.

Exhibit No. (3)a.*  Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

Exhibit No. (3)b.*  By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

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

Exhibit No. (101).INS**  XBRL Instance Document

Exhibit No. (101).SCH**  XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL**  XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).LAB**  XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE**  XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed or furnished with or incorporated by reference in Kimberly-Clark’s Form 10-Q filed on May 7, 2010.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Michael T. Azbell
Michael T. Azbell
Vice President and Controller
(principal accounting officer)

May 14, 2010

EXHIBIT INDEX

Exhibit No.                                      Description

(3)a.*	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(3)b.*	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a.*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b.*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS**	XBRL Instance Document

(101).SCH**	XBRL Taxonomy Extension Schema Document

(101).CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

(101).LAB**	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed or furnished with or incorporated by reference in Kimberly-Clark’s Form 10-Q filed on May 7, 2010.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”