Form 10-Q
period 2010-06-30
KIMBERLY CLARK CORP
filed 2010-08-09
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2010, there were 409,312,506 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of dollars, except per share amounts)	2010	2009	2010	2009
Net Sales	$4,857	$4,727	$9,692	$9,220
Cost of products sold	3,213	3,154	6,401	6,193

Gross Profit	1,644	1,573	3,291	3,027
Marketing, research and general expenses	929	923	1,810	1,672
Other (income) and expense, net	4	41	105	118

Operating Profit	711	609	1,376	1,237
Interest income	6	6	11	14
Interest expense	(60)	(71)	(121)	(144)

Income Before Income Taxes and Equity Interests	657	544	1,266	1,107
Provision for income taxes	(181)	(158)	(422)	(322)

Income Before Equity Interests	476	386	844	785
Share of net income of equity companies	47	44	90	76

Net Income	523	430	934	861
Net income attributable to noncontrolling interests	(25)	(27)	(52)	(51)

Net Income Attributable to Kimberly-Clark Corporation	$498	$403	$882	$810

Per Share Basis:
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.20	$.97	$2.12	$1.95

Diluted	1.20	.97	2.11	1.95

Cash Dividends Declared	$.66	$.60	$1.32	$1.20

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(Millions of dollars)	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$585	$798
Accounts receivable, net	2,390	2,566
Inventories	2,233	2,033
Other current assets	413	467

Total Current Assets	5,621	5,864
Property	16,871	16,934
Less accumulated depreciation	9,015	8,901

Net Property	7,856	8,033
Investments in Equity Companies	394	355
Goodwill	3,212	3,275
Long-Term Notes Receivable	609	607
Other Assets	1,021	1,075

	$18,713	$19,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1,157	$610
Accounts payable	2,055	1,920
Accrued expenses	1,903	2,064
Other current liabilities	341	329

Total Current Liabilities	5,456	4,923
Long-Term Debt	4,442	4,792
Noncurrent Employee Benefits	1,762	1,989
Long-Term Income Taxes Payable	190	168
Deferred Income Taxes	336	377
Other Liabilities	188	218
Redeemable Preferred and Common Securities of Subsidiaries	1,052	1,052
Stockholders’ Equity
Kimberly-Clark Corporation	5,015	5,406
Noncontrolling interests	272	284

Total Stockholders’ Equity	5,287	5,690

	$18,713	$19,209

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2010	2009
Operating Activities
Net income	$934	$861
Depreciation and amortization	402	367
Stock-based compensation	28	28
(Increase) decrease in operating working capital	(189)	886
Deferred income taxes	(9)	(63)
Net losses on asset dispositions	15	21
Equity companies’ earnings in excess of dividends paid	(54)	(51)
Postretirement benefits	(173)	(354)
Other	97	(6)

Cash Provided by Operations	1,051	1,689

Investing Activities
Capital spending	(363)	(396)
Acquisition of businesses, net of cash acquired	—	(165)
Proceeds from sales of investments	19	19
Proceeds from dispositions of property	3	2
Investments in time deposits	(95)	(139)
Maturities of time deposits	155	99
Other	(8)	(16)

Cash Used for Investing	(289)	(596)

Financing Activities
Cash dividends paid	(525)	(488)
Net increase (decrease) in short-term debt	128	(86)
Proceeds from issuance of long-term debt	4	2
Repayments of long-term debt	(16)	(32)
Cash paid on redeemable preferred securities of subsidiary	(27)	(26)
Shares purchased from noncontrolling interests	—	(278)
Proceeds from exercise of stock options	36	23
Acquisitions of common stock for the treasury	(486)	(6)
Other	(26)	2

Cash Used for Financing	(912)	(889)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(63)	23

(Decrease) increase in Cash and Cash Equivalents	(213)	227
Cash and Cash Equivalents, beginning of year	798	364

Cash and Cash Equivalents, end of period	$585	$591

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2010	2009	2010	2009
Net Income	$523	$430	$934	$861

Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	(325)	646	(351)	285
Employee postretirement benefits	17	145	53	177
Other	5	(9)	7	(15)

Total Other Comprehensive Income, Net of Tax	(303)	782	(291)	447

Comprehensive Income	220	1,212	643	1,308
Comprehensive income attributable to noncontrolling interests	10	62	43	53

Comprehensive Income Attributable to Kimberly-Clark Corporation	$210	$1,150	$600	$1,255

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

During the second quarter of 2010, there were no significant transfers among level 1, 2, or 3 fair value determinations.

Set forth below are the assets and liabilities that are measured on a recurring basis at fair value as of June 30, 2010, together with the inputs used to develop those fair value measurements.

	June 30, 2010	Fair Value Measurements
		Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$42	$—	$42	$—
Available-for-sale securities	17	12	—	5
Derivatives	68	—	68	—

Total	$127	$12	$110	$5

Liabilities
Derivatives	$50	$—	$50	$—

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

Level 1 Fair Values - The fair values of certain available-for-sale securities are based on quoted market prices in active markets for identical assets. Unrealized losses on these securities aggregating $5 million are recorded in other comprehensive income until realized. The unrealized losses have not been recognized in earnings because the Corporation has both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of such securities.

Level 2 Fair Values - The fair value of the COLI policies is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Additional information on the Corporation’s use of derivative instruments is contained in Note 9.

Level 3 Fair Values - The fair value of certain available-for-sale securities acquired in the fourth quarter of 2009 is based on quoted market prices for the exchange-traded securities, adjusted to reflect the restrictions placed on the sale of these securities. There was no significant change in the fair value from the date of acquisition through June 30, 2010.

Fair Value Disclosures

The following table includes the fair value of the Corporation’s financial instruments as of June 30, 2010, for which fair value disclosure is required:

(Millions of dollars)	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents(a)	$585	$585
Time deposits (included in other current assets)(b)	124	124
Long-term notes receivable(c)	609	586
Liabilities and redeemable preferred and common securities of subsidiaries
Short-term debt(d)	236	236
Monetization loan(c)	397	396
Long-term debt(e)	4,966	5,588
Redeemable preferred and common securities of subsidiaries(f)	1,052	1,146

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

Note 2. (Continued)

(c)

Long-term notes receivable represent held-to-maturity securities, which arose from the sale of nonstrategic timberlands and related assets. The notes are backed by irrevocable standby letters of credit issued by money center banks. A consolidated variable interest entity (“VIE”) has an outstanding long-term monetization loan secured by the related note held by this VIE (indicated by Note 1 and Loan 1 below). The following summarizes the terms of the notes and the monetization loan as of June 30, 2010 (millions of dollars):

Description	Face Value	Carrying Amount	Maturity	Interest Rate(1)
Note 1	$397	$392	09/30/2014	LIBOR
Note 2	220	217	07/07/2011	LIBOR minus 12.5 bps
Loan 1	397	397	01/31/2011	LIBOR plus 127 bps

(1)	Payable quarterly, 3-month LIBOR

The difference between the carrying amount of the notes and their fair value represents an unrealized loss position for which an other-than-temporary impairment has not been recognized in earnings because the Corporation has both the intent and ability to hold the notes for a period of time sufficient to allow for an anticipated recovery of fair value to the carrying amount of the notes. Neither the notes nor the monetization loan is traded in active markets. Accordingly, their fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, fair value credit spread, stated spread, maturity date and interest payment dates.

(d)

Short-term debt is comprised of U.S. commercial paper with original maturities up to 90 days and other similar short-term debt issued by non-U.S. subsidiaries, all of which are recorded at cost, which approximates fair value.

(e)

Long-term debt includes long-term debt instruments and the portion payable within the next twelve months ($524 million). Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

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

Note 3. Highly Inflationary Accounting for Venezuelan Operations

In 2003, the Venezuelan government enacted currency restrictions which have affected the ability of the Corporation’s Venezuelan subsidiary (“K-C Venezuela”) to obtain U.S. dollars at the official exchange rate to pay for significant imports of U.S. dollar-denominated finished goods, raw materials and services to support its operations. For transactions that did not qualify for settlement at the official exchange rate, an unregulated market existed for the acquisition and exchange of bolivar- and U.S. dollar-denominated bonds, effectively resulting in a parallel market exchange rate substantially unfavorable to the official exchange rate.

Note 3. (Continued)

In instances during 2009 when the U.S. dollar-denominated imports did not receive government approval to be settled at the official exchange rate of 2.15 bolivars to the U.S. dollar, K-C Venezuela measured the transactions from U.S. dollars to bolivars at the exchange rate in the parallel market that was used to pay for these imports. In instances during 2009 when the U.S. dollar-denominated imports received government approval to be settled at the official exchange rate, K-C Venezuela measured the transactions from U.S. dollars to bolivars at the official exchange rate. During 2009, K-C Venezuela used the official rate to translate its operating results from the bolivar functional currency into U.S. dollars, based on its dividend remittance history at that rate. For the full year 2009, K-C Venezuela represented approximately 3 percent of consolidated net sales, and 1 percent of consolidated operating profit and net income attributable to the Corporation.

The cumulative inflation in Venezuela for the three years ended December 31, 2009 was more than 100 percent, based on the Consumer Price Index/National Consumer Price Index. As a result, effective January 1, 2010, K-C Venezuela began accounting for its operations as highly inflationary, as required by GAAP. Under highly inflationary accounting, K-C Venezuela’s functional currency became the U.S. dollar, and its income statement and balance sheet are measured into U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on bolivar-denominated monetary assets and liabilities is reflected in earnings in other (income) and expense, net. As of June 30, 2010, K-C Venezuela had a bolivar-denominated net monetary asset position of $50 million.

For the first quarter 2010, the Corporation determined that, under highly inflationary accounting, the parallel exchange rate was the appropriate exchange rate to measure K-C Venezuela’s bolivar-denominated transactions into U.S. dollars as this was the rate at which K-C Venezuela had substantially converted the bolivars it generated from its operations during the first quarter of 2010 into U.S. dollars to pay for its imports.

As a result of the adoption of highly inflationary accounting, the Corporation recorded an after-tax charge of $96 million in first quarter 2010 to remeasure K-C Venezuela’s bolivar-denominated net monetary asset position into U.S. dollars at a parallel exchange rate of approximately 6 bolivars per U.S. dollar. In the Condensed Consolidated Cash Flow Statement, this non-cash charge was included in Other in Cash Provided by Operations. This charge was recorded in the following Consolidated Income Statement line items:

Millions of dollars
Cost of products sold	$19
Other (income) and expense, net	79
Provision for income taxes	(2)

Net charge	$96

On May 18, 2010, the Venezuelan government enacted reforms to its currency exchange regulations to close the parallel market. On June 9, 2010, the Central Bank of Venezuela began a regulated currency exchange system (the “central bank system”) that replaced the previous unregulated parallel market. Under the central bank system, entities domiciled in Venezuela (e.g., K-C Venezuela) are currently limited to convert bolivars into U.S. dollars at a volume of $50 thousand per day, up to a maximum of $350 thousand per month. This volume limitation is insufficient to convert K-C Venezuela’s bolivar-denominated cash into U.S. dollars to pay for the historical levels of U.S. dollar-denominated imports to support its operations.

Note 3. (Continued)

As a result of the currency exchange regulations imposed on May 18, 2010, the Corporation determined that the central bank system rate of 5.4 bolivars per U.S. dollar was the appropriate exchange rate to measure K-C Venezuela’s bolivar-denominated transactions into U.S. dollars during the period May 18, 2010 through June 30, 2010, as this was the rate at which K-C Venezuela was able to convert a limited amount of its bolivar-denominated cash into U.S. dollars under the central bank system. Consistent with the first quarter of 2010, for the period April 1, 2010 through May 17, 2010, the Corporation used the parallel exchange rate to measure its bolivar-denominated transactions into U.S. dollars.

At June 30, 2010, the Corporation’s net investment in K-C Venezuela was $140 million.

Note 4. Organization Optimization Initiative

In June 2009, the Corporation announced actions to reduce its worldwide salaried workforce by approximately 1,600 positions by the end of 2009. These actions resulted in cumulative pretax charges of $128 million in 2009, including a pretax charge of $110 million ($78 million after-tax) recorded in the quarter ended June 30, 2009. Accrued expenses related to these actions have been substantially paid.

Costs of these actions were recorded at the business segment and corporate levels as follows:

(Millions of dollars)	Three Months Ended June 30, 2009
Personal Care	$41
Consumer Tissue	42
K-C Professional & Other	14
Health Care	6
Corporate & Other	7

Total	$110

On a geographic area basis, $76 million of the charges were recorded in North America and $34 million were recorded in Europe.

The charges were included in the following income statement captions:

(Millions of dollars)	Three Months Ended June 30, 2009
Cost of products sold	$27
Marketing, research and general expenses	83
Provision for income taxes	(32)

Net charges	$78

Note 5. Inventories

The following schedule presents inventories by major class:

	June 30, 2010			December 31, 2009
Summary of Inventories (Millions of dollars)	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
At the lower of cost determined on the FIFO or weighted-average cost methods or market:
Raw materials	$151	$346	$497	$137	$282	$419
Work in process	187	102	289	177	111	288
Finished goods	726	692	1,418	573	685	1,258
Supplies and other	—	278	278	—	277	277

	1,064	1,418	2,482	887	1,355	2,242
Excess of FIFO or weighted-average cost over LIFO cost	(249)	—	(249)	(209)	—	(209)

Total	$815	$1,418	$2,233	$678	$1,355	$2,033

The Corporation uses the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

Note 6. Employee Postretirement Benefits

The table below presents benefit cost information for defined benefit plans and other postretirement benefit plans:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30
(Millions of dollars)	2010	2009	2010	2009
Service cost	$13	$17	$3	$3
Interest cost	77	77	10	11
Expected return on plan assets	(83)	(67)	—	—
Recognized net actuarial loss	24	25	—	—
Curtailment	—	21	—	—
Other	1	—	1	1

Net periodic benefit cost	$32	$73	$14	$15

Note 6. (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30
(Millions of dollars)	2010	2009	2010	2009
Service cost	$27	$33	$7	$6
Interest cost	154	154	21	24
Expected return on plan assets	(167)	(132)	—	—
Recognized net actuarial loss	49	68	—	—
Curtailment	—	21	—	—
Other	4	1	2	2

Net periodic benefit cost	$67	$145	$30	$32

During the first and second quarters of 2010, the Corporation made cash contributions of $176 million and $52 million, respectively, to its pension trusts. During the first and second quarters of 2009, the Corporation made cash contributions of $90 million and $405 million, respectively, to its pension trusts. The Corporation currently anticipates contributing about $240 million for the full year 2010 to its pension trusts.

For the U.S. pension plan, equity option strategies are used to reduce the volatility of returns on investments. Zero-cost equity collars are currently in place on the U.S. equity allocation which was about $1.3 billion as of June 30, 2010.

In April 2009, the Corporation took action with respect to its U.S. defined benefit pension plan (other than for certain employees subject to collective bargaining agreements) and supplemental benefit plans, to provide that no future compensation and benefit service will be accrued under these plans for plan years after December 31, 2009 (“U.S. DB Pension Freeze”). The U.S. DB Pension Freeze resulted in a pension curtailment charge aggregating $21 million in the second quarter of 2009 due to the write-off of applicable unamortized prior service costs. The Corporation also took action with respect to its Incentive Investment Plan (a 401(k) plan) and Retirement Contribution Plan (other than for certain employees subject to collective bargaining agreements) and Retirement Contribution Excess Benefit Program to discontinue all contributions to these plans for future plan years. These changes did not affect benefits earned by participants prior to January 1, 2010.

The Corporation adopted, effective January 1, 2010, a new 401(k) profit sharing plan, and amended its Retirement Contribution Excess Benefit Program, to provide for a matching contribution of 100 percent of a U.S. employee’s contributions to the plans, to a yearly maximum of four percent of eligible compensation, as well as a discretionary profit sharing contribution, in which contributions will be based on the Corporation’s profit performance. Except for certain employees subject to collective bargaining agreements, U.S. participants’ investment balances in the Corporation’s existing 401(k) plan and Retirement Contribution Plan were transferred to the new 401(k) plan.

Note 7. Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Average Common Shares Outstanding
	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2010	2009	2010	2009
Average shares outstanding	412.7	414.1	414.5	413.9
Participating securities	1.0	1.5	1.1	1.7

Basic	413.7	415.6	415.6	415.6
Dilutive effect of stock options	1.0	.1	.8	.1
Dilutive effect of restricted share and restricted share unit awards	.9	.2	.9	.2

Diluted	415.6	415.9	417.3	415.9

Options outstanding during the three- and six-month periods ended June 30, 2010 to purchase 11.4 million and 14.4 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the periods.

Options outstanding during the three- and six-month periods ended June 30, 2009 to purchase 26.3 million and 25.2 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares during the periods.

The number of common shares outstanding as of June 30, 2010 and 2009 was 409.7 million and 414.3 million, respectively.

Note 8. Stockholders’ Equity

Set forth below is a reconciliation of comprehensive income and stockholders’ equity attributable to Kimberly-Clark Corporation and noncontrolling interests for the six months ended June 30, 2010 and 2009. Also reconciled for the same periods are the redeemable preferred and common securities of subsidiaries, which are required to be classified outside of stockholders’ equity.

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2009		$5,406	$284	$1,052
Comprehensive Income:
Net income	$934	882	24	28
Other comprehensive income, net of tax:
Unrealized translation	(351)	(342)	(10)	1
Employee postretirement benefits	53	53	—	—
Other	7	7	—	—

Total Comprehensive Income	$643

Stock-based awards exercised or vested		31	—	—
Income tax benefits on stock-based compensation		1	—	—
Shares repurchased		(506)	—	—
Recognition of stock-based compensation		28	—	—
Dividends declared		(546)	(26)	(1)
Other		1	—	(1)
Return on redeemable preferred securities and noncontrolling interests		—	—	(27)

Balance at June 30, 2010		$5,015	$272	$1,052

The net unrealized currency translation adjustments for the six months ended June 30, 2010 are primarily due to a strengthening of the U.S. dollar versus the Australian dollar, euro and British pound.

In the six months ended June 30, 2010, the Corporation repurchased 8.2 million shares for a total cost of $500 million. The Corporation expects to repurchase $700 million to $800 million of its common stock in 2010.

Note 8. (Continued)

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2008		$3,878	$383	$1,032
Comprehensive Income:
Net income	$861	810	23	28
Other comprehensive income, net of tax:
Unrealized translation	285	299	(14)	—
Employee postretirement benefits	177	161	16	—
Other	(15)	(15)	—	—

Total Comprehensive Income	$1,308

Stock-based awards exercised or vested		20	—	—
Shares repurchased		(5)	—	—
Recognition of stock-based compensation		28	—	—
Dividends declared		(497)	(18)	—
Additional investment in subsidiary and other		(183)	(108)	12
Return on redeemable preferred securities and noncontrolling interests		—	(1)	(26)

Balance at June 30, 2009		$4,496	$281	$1,046

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

Note 8. (Continued)

The purchase of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. The following schedule reflects the effect of a change in ownership interest between the Corporation and a noncontrolling interest.

(Millions of dollars)	Six Months Ended June 30 2009
Net Income attributable to Kimberly-Clark Corporation	$810
Decrease in Kimberly-Clark Corporation’s additional paid-in capital for purchase of remaining shares in its Andean region subsidiary(a)	(133)

Change from net income attributable to Kimberly-Clark Corporation and transfers to noncontrolling interests	$677

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

Note 9. Objectives and Strategies for Using Derivatives

As a multinational enterprise, the Corporation is exposed to risks, such as changes in foreign currency exchange rates, interest rates, commodity prices and investments of its defined benefit pension plans. A number of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. The Corporation’s policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. The Corporation’s policies also prohibit the use of any leveraged derivative instrument. Foreign currency derivative instruments, interest rate swaps, equity collars and the majority of commodity hedging contracts are entered into with major financial institutions.

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

Set forth below is a summary of the fair values of the Corporation’s derivative instruments as of June 30, classified by the risks they are used to manage:

	Assets		Liabilities
(Millions of dollars)	2010	2009	2010	2009
Foreign currency exchange risk	$38	$44	$34	$134
Interest rate risk	29	30	11	—
Commodity price risk	1	1	5	16

Total	$68	$75	$50	$150

Note 9. (Continued)

Foreign Currency Exchange Risk Management

The Corporation has a centralized U.S. dollar functional currency international treasury operation (“In-House Bank”) that manages foreign currency exchange risks by netting, on a daily basis, exposures to recorded non-U.S. dollar assets and liabilities and entering into derivative instruments with third parties whenever the net exposure in any single currency exceeds predetermined limits. These derivative instruments are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in earnings when they occur. The In-House Bank also records the gain or loss on the remeasurement of its non-U.S. dollar-denominated monetary assets and liabilities in earnings. Consequently, the effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses. The In-House Bank’s daily notional derivative positions with third parties averaged $1.1 billion in the first six months of 2010 and its average net exposure for the period was $900 million. The In-House Bank used eight counterparties for its foreign exchange derivative contracts.

The Corporation enters into derivative instruments to hedge a portion of the net foreign currency exposures of its non-U.S. operations, principally for their forecasted purchases of pulp, which are priced in U.S. dollars. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The Corporation also hedges a portion of the net foreign currency exposures of its non-U.S. operations for imported intercompany finished goods and work-in-process priced predominately in U.S. dollars and euros through the use of derivative instruments that are designated and qualify as cash flow hedges.

Gains and losses on these cash flow hedges, to the extent effective, are recorded in other comprehensive income net of related income taxes and released to earnings as the related finished goods inventory containing the pulp and imported intercompany purchases are sold to unaffiliated customers. As of June 30, 2010, outstanding derivative contracts of $520 million notional value were designated as cash flow hedges for the forecasted purchases of pulp and intercompany finished goods and work-in-process.

The foreign currency exposure on intercompany balances managed outside the In-House Bank, primarily loans, is hedged with derivative instruments with third parties. At June 30, 2010, the notional amount of these predominately undesignated derivative instruments was $610 million.

Foreign Currency Translation Risk Management

Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of the Corporation’s net investment in its Mexican affiliate has been hedged. At June 30, 2010, the Corporation had in place net investment hedges of $90 million for a portion of its investment in its Mexican affiliate. Changes in the fair value of net investment hedges are recognized in other comprehensive income to offset the change in value of the net investment being hedged. There was no significant ineffectiveness on these hedges as of June 30, 2010.

Note 9. (Continued)

Interest Rate Risk Management

Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments and interest rate swaps. The objective is to maintain a cost-effective mix that management deems appropriate. From time to time, interest rate swap contracts, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt. These derivative instruments are designated and qualify as fair value hedges. At June 30, 2010, interest rate swap contracts with an aggregate notional value of $700 million were in place.

From time to time, derivatives are used to hedge the anticipated issuance of fixed-rate debt. These exposures are hedged with forward-starting swaps or “treasury locks” (e.g., a 10-year “treasury lock” hedging the anticipated underlying U.S. Treasury interest rate related to issuance of 10-year debt). These swaps are designated as cash flow hedges. At June 30, 2010, outstanding forward-starting swaps with an aggregate notional value of $400 million were in place.

Commodity Price Risk Management

The Corporation uses derivative instruments to hedge a portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.

As of June 30, 2010, outstanding commodity forward contracts were in place to hedge forecasted purchases of about 20 percent of the Corporation’s estimated natural gas requirements for the balance of the current year and a lesser percentage for future periods.

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Fair Value Hedges

Derivative instruments that are designated and qualify as fair value hedges are predominately used to manage interest rate risk. The fair values of these instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the hedged debt instruments also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt.

Fair value hedges resulted in no significant ineffectiveness in the three and six month periods ended June 30, 2010 and 2009. For the three and six month periods ended June 30, 2010 and 2009, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in other comprehensive income, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings.

Note 9. (Continued)

Cash flow hedges resulted in no significant ineffectiveness in the six-month periods ended June 30, 2010 and 2009. For the six-month periods ended June 30, 2010 and 2009, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2010, $23 million of after-tax gains are expected to be reclassified from AOCI primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow hedges in place at June 30, 2010 is July 2012.

Quantitative Information about the Corporation’s Use of Derivative Instruments

The following tables display the location and amount of gains and losses reported in the Consolidated Income Statement and Statement of Other Comprehensive Income (“OCI”) and the location and fair values of derivative instruments presented in the Consolidated Balance Sheet.

Effect of Derivative Instruments on the Consolidated Income Statement

for the Three Months Ended June 30, 2010 and 2009 – (millions of dollars)

Foreign Exchange Contracts	Income Statement Classification	Gain or (Loss) Recognized in Income
		2010	2009
Fair Value Hedges	Other income and (expense), net	$9	$1

Undesignated Hedging Instruments	Other income and (expense), net(a)	$(62)	$(3)

	Amount of Gain or (Loss) Recognized In AOCI		Income Statement Classification of Gain or (Loss) Reclassified from AOCI	Gain or (Loss) Reclassified from AOCI into Income
	2010	2009		2010	2009
Cash Flow Hedges
Interest rate contracts	$(23)	$19	Interest expense	$—	$1
Foreign exchange contracts	28	(35)	Cost of products sold	3	2
Commodity contracts	3	2	Cost of products sold	(3)	(11)

Total	$8	$(14)		$—	$(8)

Net Investment Hedges
Foreign exchange contracts	$2	$(5)		$—	$—

Effect of Derivative Instruments on the Consolidated Income Statement

for the Six Months Ended June 30, 2010 and 2009 – (millions of dollars)

Foreign Exchange Contracts	Income Statement Classification	Gain or (Loss) Recognized in Income
		2010	2009
Fair Value Hedges	Other income and (expense), net	$1	$(14)

Undesignated Hedging Instruments	Other income and (expense), net(a)	$(81)	$(79)

Note 9. (Continued)

	Amount of Gain or (Loss) Recognized In AOCI		Income Statement Classification of Gain or (Loss) Reclassified from AOCI	Gain or (Loss) Reclassified from AOCI into Income
	2010	2009		2010	2009
Cash Flow Hedges
Interest rate contracts	$(30)	$26	Interest expense	$1	$1
Foreign exchange contracts	33	(17)	Cost of products sold	(8)	21
Commodity contracts	(7)	(20)	Cost of products sold	(6)	(23)

Total	$(4)	$(11)		$(13)	$(1)

Net Investment Hedges
Foreign exchange contracts	$(2)	$(13)		$—	$—

(a)

Gains and (losses) on these instruments primarily relate to derivatives entered into with third parties to manage foreign currency exchange exposure on the remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Consequently, the effect on earnings from the use of these undesignated derivatives is substantially neutralized by the recorded transactional gains and losses.

Fair Values of Derivative Instruments

	Asset Derivatives at June 30
	2010		2009
(Millions of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$6	Other current assets	$—
Interest rate contracts	Other assets	23	Other assets	30
Foreign exchange contracts	Other current assets	27	Other current assets	4
Commodity contracts	Other current assets	1	Other assets	1

Total		$57		$35

Undesignated derivatives:
Foreign exchange contracts	Other current assets	$11	Other current assets	$40

Total asset derivatives		$68		$75

Note 9. (Continued)

Fair Values of Derivative Instruments

	Liability Derivatives at June 30
	2010		2009
(Millions of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other liabilities	$5	Other liabilities	$—
Foreign exchange contracts	Accrued expenses	5	Accrued expenses	42
Commodity contracts	Accrued expenses	5	Accrued expenses	15
Commodity contracts	Other liabilities	—	Other liabilities	1

Total		$15		$58

Undesignated derivatives:
Interest rate contracts	Accrued expenses	$6	Accrued expenses	$—
Foreign exchange contracts	Accrued expenses	27	Accrued expenses	92
Foreign exchange contracts	Other liabilities	2	Other liabilities	—

Total		$35		$92

Total liability derivatives		$50		$150

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

Note 10. (Continued)

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2010	2009	2010	2009
NET SALES:
Personal Care	$2,181	$2,122	$4,318	$4,099
Consumer Tissue	1,529	1,555	3,135	3,129
K-C Professional & Other	801	736	1,531	1,387
Health Care	344	335	711	633
Corporate & Other	13	14	25	27
Intersegment sales	(11)	(35)	(28)	(55)

Consolidated	$4,857	$4,727	$9,692	$9,220

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2010	2009	2010	2009
OPERATING PROFIT (reconciled to income before income taxes):
Personal Care	$443	$394	$915	$836
Consumer Tissue	151	161	332	355
K-C Professional & Other	133	102	240	182
Health Care	42	62	99	110
Other income and (expense), net(a)	(4)	(41)	(105)	(118)
Corporate & Other(b)	(54)	(69)	(105)	(128)

Total Operating Profit	711	609	1,376	1,237
Interest income	6	6	11	14
Interest expense	(60)	(71)	(121)	(144)

Income Before Income Taxes	$657	$544	$1,266	$1,107

Note 10. (Continued)

Notes:

(a)

For the six months ended June 30, 2010, other income and (expense), net includes a $79 million charge for the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. See additional information in Note 3 to the Condensed Consolidated Financial Statements. In addition, other income and (expense), net includes the following amounts of foreign currency transaction losses:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Other income and (expense), net	$(5)	$(20)	$(26)	$(96)

(b)

Included in Corporate & Other for the six months ended June 30, 2010, is a $19 million charge related to the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. See additional information in Note 3 to the Condensed Consolidated Financial Statements. The charges related to the business segments are as follows:

Millions of dollars
Personal Care	$11
Consumer Tissue	6
K-C Professional & Other	2

Total	$19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects. The following will be discussed and analyzed:

•	Overview of Second Quarter 2010 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Environmental Matters

•	Business Outlook

Overview of Second Quarter 2010 Results

•	Net sales increased 2.8 percent.

•	Operating profit and net income attributable to Kimberly-Clark Corporation increased 16.7 percent and 23.6 percent, respectively.

•	Cash provided by operations was $587 million, a decrease of 41 percent compared to last year.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s second quarter and first six months of 2010 net sales, operating profit and other information relevant to an understanding of the results of operations.

Second Quarter of 2010 Compared With Second Quarter of 2009

Analysis of Net Sales

By Business Segment

(Millions of dollars)

Net Sales	2010	2009

Personal Care	$2,181	$2,122
Consumer Tissue	1,529	1,555
K-C Professional & Other	801	736
Health Care	344	335
Corporate & Other	13	14
Intersegment sales	(11)	(35)

Consolidated	$4,857	$4,727

Commentary:

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Currency	Mix/ Other

Consolidated	2.8	1	2	—	—

Personal Care	2.8	2	1	(1)	1
Consumer Tissue	(1.7)	(5)	2	—	1
K-C Professional & Other	8.8	4	4	—	1
Health Care	2.7	5	(3)	1	—

•

Personal care net sales in North America increased 7 percent versus the second quarter of 2009. Sales volumes were up 3 percent and net selling prices rose 2 percent, driven by a lower level of promotional activity for Huggies diapers. In addition, changes in product mix and currency exchange rates each added 1 percent of growth. Feminine care sales volumes grew at a double-digit rate for the second consecutive quarter as a result of the U by Kotex line extension. Adult care volumes also increased double-digits, benefitting from recent innovations in the Poise and Depend brands and supporting marketing campaigns. In other areas of the business, sales volumes for the Corporation’s child care brands advanced 2 percent, while volumes for Huggies baby wipes decreased 2 percent and volumes for Huggies diapers were down slightly.

In Europe, personal care net sales fell 5 percent in the quarter, including a negative currency effect of 2 percent. Changes in net selling prices and product mix each reduced sales by 1 percent. In addition, overall sales volumes were down 1 percent compared to a double-digit increase in the year-ago period.

In the Corporation’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, personal care net sales increased 3 percent despite an unfavorable currency impact of 3 percent. Sales volumes were up 5 percent, with growth in a number of markets, including Australia, China and most of Latin America. On the other hand, volumes fell significantly in Venezuela in a difficult foreign currency exchange environment. Overall net selling prices rose 1 percent, as increases in Venezuela were mostly offset by modest declines elsewhere.

•

In North America, net sales of consumer tissue products decreased 5 percent compared to the year-ago period. Net selling prices improved 2 percent, primarily due to sheet count reductions on Cottonelle bathroom tissue, and changes in product mix benefited sales 2 percent. Sales volumes fell 9 percent in the quarter and were impacted by the sheet count reductions, consumer trade-down in paper towels and competitive promotional activity. By product category, bathroom tissue volumes decreased high-single digits, towel volumes declined at a double-digit rate and Kleenex facial tissue volumes were down slightly.

In Europe, consumer tissue net sales declined about 5 percent compared with the second quarter of 2009, including unfavorable currency effects of 2 percent. Sales volumes were off 2 percent in a continued difficult environment, while changes in product mix reduced sales 1 percent.

In the Corporation’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, consumer tissue net sales increased 6 percent, including a 1 percent benefit from currency effects. The growth in organic sales was due to higher net selling prices, while sales volumes and product mix were essentially even with the prior year.

•

Net sales of K-C Professional (KCP) & other products increased 8.8 percent compared with the second quarter of 2009. The acquisition of Jackson Products, Inc. (“Jackson”) added 4 percent of sales growth in the quarter. In addition, net selling prices increased more than 4 percent and product mix was slightly positive, reflecting the Corporation’s continued focus on increasing net realized revenue. Organic sales volumes were even with year-ago levels. In North America, KCP net sales increased 11 percent, including an approximate 7 percent benefit from Jackson. Net selling prices rose 4 percent and changes in currency rates added 1 percent of sales growth, while organic sales volumes were down about 1 percent. Washroom product volumes declined in a continued difficult economic environment, while high-margin wiper and safety product volumes grew at a solid rate. In Europe, KCP’s net sales rose 6 percent despite an unfavorable currency effect of 3 percent. Sales volumes increased about 10 percent compared to a double-digit decline in the year-ago period and favorable product mix benefited sales by 1 percent, while net selling prices were down 2 percent. In the Corporation’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, KCP’s net sales increased 19 percent, including a 1 percent benefit from currency effects. The combined impact of higher net selling prices and improved product mix increased sales by 13 percent, and sales volumes were up 5 percent, with particular strength in Asia.

•

Net sales of health care products increased 2.7 percent in the second quarter due to an 11 percent benefit from the acquisition of I-Flow Corporation (“I-Flow”) and a 1 percent increase from favorable currency exchange rates. However, organic sales volumes declined 6 percent and net selling prices fell 3 percent. The organic volume comparison was adversely affected by approximately 5 percent due to increased demand in 2009 for face masks as a result of the H1N1 flu virus. In addition, volumes in 2010 were impacted by unanticipated distributor and end-user inventory reductions. The Corporation believes that most of these reductions are now complete. Meanwhile, organic sales volumes for medical devices rose 9 percent in the quarter.

By Geography

(Millions of dollars)

Net Sales	2010	2009

North America	$2,667	$2,594
Outside North America	2,377	2,311
Intergeographic sales	(187)	(178)

Consolidated	$4,857	$4,727

Commentary:

•	Net sales in North America increased 2.8 percent primarily due to higher net selling prices, improvements in product mix and favorable currency effects.

•

Net sales outside North America increased 2.9 percent because higher sales volumes in a number of markets, including Australia, Korea, China and most of Latin America, and higher net selling prices, primarily in Venezuela, were partially offset by unfavorable currency effects.

Analysis of Operating Profit

By Business Segment

(Millions of dollars)

Operating Profit(a)	2010	2009

Personal Care	$443	$394
Consumer Tissue	151	161
K-C Professional & Other	133	102
Health Care	42	62
Other income and (expense), net(b)	(4)	(41)
Corporate & Other	(54)	(69)

Consolidated	$711	$609

Notes:

(a)	In 2009, organization optimization initiative charges (as described in Note 4 to the Condensed Consolidated Financial Statements) were included in the business segments as follows:

Millions of dollars
Personal Care	$41
Consumer Tissue	42
K-C Professional & Other	14
Health Care	6
Corporate & Other	7

Total	$110

(b)	2010 includes $5 million of currency transaction losses versus $20 million of currency transaction losses in 2009.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
	Total Change	Changes Due To
		Volume	Net Price	Input Costs(a)	Currency	Other(b)

Consolidated	16.7	(4)	14	(39)	(11)	57

Personal Care	12.4	—	7	(20)	(8)	33
Consumer Tissue	(6.2)	(17)	22	(62)	(21)	72
K-C Professional & Other	30.4	(8)	30	(37)	(14)	59
Health Care	(32.3)	20	(15)	(30)	2	(9)

(a)	Includes inflation for key cost inputs.
(b)	Includes cost savings and the impact of the 2009 organization optimization initiative charges.

Consolidated operating profit increased 16.7 percent compared to the prior year. The benefits of higher net sales, cost savings of approximately $105 million, lower pension expense of about $40 million, and a $35 million positive impact from increased manufacturing volumes as a result of production curtailment in the year-ago period, were partially offset by inflation in key cost inputs of about $235 million and a $40 million increase in strategic marketing investments. Current year comparisons were also favorably impacted by organization optimization initiative charges of $110 million in 2009, and a current quarter benefit of $35 million as a result of the initiative. Overall marketing, research and general expenses were similar to year-ago levels, as increases in 2010, in part related to I-Flow and strategic marketing, were essentially offset by the organization optimization initiative charges in 2009.

•

Personal care segment operating profit increased 12.4 percent as the benefits from cost savings, higher net selling prices and a positive impact from increased manufacturing volumes as a result of production curtailment in the year-ago period, were partially offset by input cost inflation, higher marketing spending and unfavorable currency effects. In addition, current period comparisons benefited from the charges related to the organization optimization initiative in 2009. In North America, operating profit increased from the prior year as cost savings, higher net selling prices, and the positive impact from increased manufacturing volumes as a result of production curtailment in the year-ago period, were partially offset by inflation in key input costs. Operating profit in Europe increased because cost savings and a lower level of marketing and general expense due to the organization optimization initiative charges in 2009 were partially offset by inflation in key input costs. In K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, operating profit was essentially even as higher sales volumes, a positive impact from increased manufacturing volumes as a result of production curtailment in the year-ago period, and higher net selling prices were offset by unfavorable currency effects and higher marketing costs.

•

Consumer tissue segment operating profit decreased 6.2 percent as higher net selling prices, cost savings, and a lower level of marketing, research and general expenses were more than offset by inflation in key input costs, unfavorable currency effects and lower sales volumes. In addition, current period comparisons benefited from the charges related to the organization optimization initiative in 2009. Operating profit in North America decreased as higher net selling prices and a lower level of marketing, research and general expenses were more than offset by inflation in key input costs and lower sales volumes. In Europe, operating profit increased as lower marketing, research and general expenses and cost savings were partially offset by inflation in key input costs. Operating profit in K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, decreased because higher net selling prices were more than offset by unfavorable currency effects and inflation in key input costs.

•	Operating profit for K-C Professional & Other products increased 30.4 percent due to higher net selling prices and cost savings, partially offset by inflation in key input costs.

•

Health care segment operating profit decreased 32.3 percent because increased sales volumes and cost savings were more than offset by higher selling and general expenses, inflation in key input costs and lower net selling prices.

By Geography

(Millions of dollars)

Operating Profit	2010	2009

North America	$499	$499
Outside North America	270	220
Other income and (expense), net(a)	(4)	(41)
Corporate & Other	(54)	(69)

Consolidated	$711	$609

Notes:

(a)	2010 includes $5 million of currency transaction losses versus $20 million of currency transaction losses in 2009.

Commentary:

•

Operating profit in North America was even with the prior year as higher net selling prices, cost savings, the positive impact from increased manufacturing volumes as a result of production curtailment in the year-ago period, and favorable product mix were essentially offset by inflation in key cost inputs and lower sales volumes. In addition, the current year comparisons benefited from charges in 2009 related to the organization optimization initiative.

•

Operating profit outside North America increased 22.7 percent as higher net selling prices, cost savings, the positive impact from increased manufacturing volumes as a result of production curtailment in the year-ago period, and higher sales volumes were partially offset by inflation in key cost inputs and unfavorable currency effects. In addition, the current year comparisons benefited from the organization optimization initiative charges in Europe in 2009.

Additional Income Statement Commentary

•	Interest expense for the second quarter of 2010 was $11 million lower than the prior year due to a lower average level of debt and lower interest rates.

•	The Corporation’s effective tax rate for the second quarter of 2010 was 27.5 percent compared to 29.0 percent in the prior year.

•

The Corporation’s share of net income of equity companies in the second quarter increased to $47 million from $44 million in 2009, mainly as a result of higher net income at Kimberly-Clark de Mexico, S.A.B. de C.V. (“KCM”). KCM achieved high single-digit growth in both organic sales and net income, and delivered improved gross margin.

First Six Months of 2010 Compared With First Six Months of 2009

Analysis of Net Sales

By Business Segment

(Millions of dollars)

Net Sales	2010	2009

Personal Care	$4,318	$4,099
Consumer Tissue	3,135	3,129
K-C Professional & Other	1,531	1,387
Health Care	711	633
Corporate & Other	25	27
Intersegment sales	(28)	(55)

Consolidated	$9,692	$9,220

Commentary:

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Currency	Mix/ Other

Consolidated	5.1	2	1	2	—

Personal Care	5.3	3	1	2	(1)
Consumer Tissue	0.2	(4)	1	2	1
K-C Professional & Other	10.4	4	3	2	1
Health Care	12.3	12	(1)	2	(1)

•	Personal care net sales increased 5.3 percent due to higher sales volumes, favorable currency effects, primarily in Australia, Korea, and Brazil, and higher net selling prices.

•

Consumer tissue net sales increased 0.2 percent because favorable currency effects, higher net selling prices and product mix were mostly offset by lower sales volumes. The favorable currency effects primarily occurred in the same countries as personal care.

•

Net sales of K-C Professional & Other products increased 10.4 percent due to higher sales volumes as a result of the Jackson acquisition, higher net selling prices, and favorable currency effects, primarily in Australia, Europe and Canada.

•

Health care net sales increased 12.3 percent due to higher sales volumes, primarily related to the I-Flow acquisition, and favorable currency effects, partially offset by lower net selling prices and unfavorable product mix.

By Geography

(Millions of dollars)

Net Sales	2010	2009

North America	$5,314	$5,133
Outside North America	4,741	4,416
Intergeographic sales	(363)	(329)

Consolidated	$9,692	$9,220

Commentary:

•	Net sales in North America increased 3.5 percent due to higher net selling prices, favorable currency effects, higher sales volumes and improvements in product mix.

•	Net sales outside North America increased 7.4 percent due to favorable currency effects, higher sales volumes, and higher net selling prices, primarily in most of Latin America, Australia and Korea.

Analysis of Operating Profit

By Business Segment

(Millions of dollars)

Operating Profit(a)	2010	2009

Personal Care	$915	$836
Consumer Tissue	332	355
K-C Professional & Other	240	182
Health Care	99	110
Other income and (expense), net(b)	(105)	(118)
Corporate & Other(c)	(105)	(128)

Consolidated	$1,376	$1,237

Notes:

(a)	Organization optimization initiative charges of $110 million are included in 2009 as described in Note 4 to the Condensed Consolidated Financial Statements.
(b)

Other income and (expense), net included a $79 million charge for the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. See additional information in Note 3 to the Condensed Consolidated Financial Statements. In addition, foreign currency transaction losses totaled $26 million in 2010 and $96 million in the prior year.

(c)	Included in Corporate & Other in 2010 is a $19 million charge related to the adoption of highly inflationary accounting in Venezuela.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
	Total Change	Changes Due To
		Volume	Net Price	Input Costs(a)	Currency	Other(b)

Consolidated	11.2	1	10	(25)	1	24

Personal Care	9.4	2	5	(12)	(3)	17
Consumer Tissue	(6.5)	(11)	12	(35)	(10)	38
K-C Professional & Other	31.9	(2)	25	(31)	(4)	44
Health Care	(10.0)	39	(8)	(22)	3	(22)

(a)	Includes inflation of key cost inputs.
(b)

Includes cost savings and the impact of the 2009 organization optimization initiative charges. Consolidated also includes the charge related to the adoption of highly inflationary accounting in Venezuela.

Consolidated operating profit increased 11.2 percent compared with the prior year. For the first six months of 2010, factors contributing to the increase in operating profit included organic sales growth, cost savings of $185 million, organization optimization initiative charges of $110 million in 2009, lower pension expense of $80 million, and increased manufacturing volumes as a result of production curtailment in the year-ago period improved comparisons by approximately $65 million. These positive factors were partially offset by inflation in key cost inputs of about $310 million and increased marketing, research and general expenses, including higher strategic marketing spending of about $100 million and increases related to the I-Flow acquisition and to support future growth in K-C International.

In addition, the Corporation recorded charges in 2010 of $19 million in cost of products sold, and $79 million in other income and (expense), net related to the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. In addition, other income and (expense), net included foreign currency transaction losses of $26 million in the first six months of 2010 and $96 million in the year-ago period.

•

Personal care segment operating profit increased 9.4 percent as cost savings, higher net selling prices, a positive impact from increased manufacturing volumes as a result of production curtailment in the year-ago period, and higher sales volumes were partially offset by inflation in key input costs, unfavorable currency effects, and increased marketing, research and general expense, including strategic marketing spending.

•

Consumer tissue segment operating profit declined 6.5 percent as cost savings, higher net selling prices, and the benefits from increased manufacturing volumes as a result of production curtailment in the year-ago period were more than offset by inflation in key input costs, lower sales volumes and unfavorable currency effects.

•	Operating profit for K-C Professional & Other products increased 31.9 percent due to higher net selling prices and cost savings, partially offset by inflation in key input costs.

•	Health care segment operating profit decreased 10.0 percent as higher sales volumes and cost savings were more than offset by increased selling and general expenses and inflation in key input costs.

By Geography

(Millions of dollars)

Operating Profit	2010	2009

North America	$1,061	$1,004
Outside North America	525	479
Other income and (expense), net (a)	(105)	(118)
Corporate & Other(b)	(105)	(128)

Consolidated	$1,376	$1,237

Notes:

(a)

Other income and (expense), net in 2010 includes a $79 million charge for the adoption of highly inflationary accounting in Venezuela. In addition, foreign currency transaction losses totaled $26 million in 2010 and $96 million in 2009.

(b)	Included in Corporate and Other is a $19 million charge related to the adoption of highly inflationary accounting in Venezuela.

Commentary:

•

Operating profit in North America increased 5.7 percent as cost savings, higher net selling prices, and the positive impact from increased manufacturing volumes as a result of production curtailment in the year-ago period, were partially offset by inflation in key cost inputs and increases in marketing, research and general expenses.

•

Operating profit outside North America increased 9.6 percent as cost savings, higher sales volumes, higher net selling prices, and the positive impact from increased manufacturing volumes as a result of production curtailment in the year-ago period, were partially offset by inflation in key cost inputs, unfavorable currency effects and increases in marketing, research and general expenses.

Additional Income Statement Commentary

•	Interest expense for the first six months of 2010 was $23 million lower than the prior year primarily due to a lower average level of debt and lower interest rates.

•

For the first six months, the Corporation’s effective tax rate was 33.3 percent in 2010 compared with 29.1 percent in 2009. The difference is driven primarily by the nondeductible currency losses resulting from the adoption of highly inflationary accounting in Venezuela and changes in tax law related to U.S. health care reform legislation, including a charge related to the Medicare Part D subsidy.

•

The Corporation’s share of net income of equity companies for the first six months of 2010 increased to $90 million from $76 million in 2009, principally due to higher net income at Kimberly-Clark de Mexico.

Liquidity and Capital Resources

•

Cash provided by operations for the first six months of 2010 was $1.1 billion, a decrease of approximately 38 percent from $1.7 billion in the prior year. The decrease is primarily related to a modest increase in working capital compared to a significant decline in the prior year. On the other hand, pension plan contributions to the Corporation’s defined benefit pension plans totaled approximately $228 million in 2010 versus $495 million in 2009.

•

Capital spending for the first six months was $363 million compared with $396 million last year. The Corporation currently anticipates full year capital spending to be at the low end, or potentially slightly below, its target range of $1.0 to $1.1 billion in 2010.

•	At June 30, 2010, total debt and redeemable securities was $6.7 billion compared with $6.5 billion at the end of 2009.

•

During the second quarter of 2010, the Corporation repurchased approximately 5.7 million shares of its common stock at a cost of about $350 million. Year-to-date, the Corporation has repurchased approximately 8.2 million shares for a total cost of $500 million. As previously announced, the Corporation expects to repurchase $700 million to $800 million of its common stock in 2010.

•

In 2003, the Venezuelan government enacted currency restrictions, which have affected the ability of K-C Venezuela to obtain U.S. dollars at the official exchange rate to pay for significant imports of finished goods, raw materials and services to support its operations. These exchange restrictions have negatively impacted K-C Venezuela because it has had to meet its foreign currency needs at rates which are substantially unfavorable to the official exchange rate. During the second quarter 2010, the Venezuelan government enacted reforms to its currency exchange regulations that include a volume limitation that is insufficient to convert K-C Venezuela’s bolivar-denominated cash into U.S. dollars to pay for the historical levels of U.S. dollar-denominated imports to support its operations.

For the full year 2009, K-C Venezuela represented approximately 3 percent of consolidated net sales, and 1 percent of consolidated operating profit and net income attributable to the Corporation. However, the currency exchange limitations have negatively impacted K-C Venezuela’s ability to import U.S. dollar-denominated finished goods and raw materials. While this has not had a material effect on the Corporation’s 2010 earnings, second quarter sales volumes of K-C Venezuela were significantly lower than 2009 levels, a trend which is expected to continue in the second half of the year.

At June 30, 2010, the Corporation’s net investment in K-C Venezuela was $140 million.

See Note 3 to the Consolidated Financial Statements for more details about the accounting for K-C Venezuela’s financial results and the previously discussed charge resulting from the January 1, 2010 adoption of highly inflationary accounting in Venezuela.

•

Management believes that the Corporation’s ability to generate cash from operations and its capacity to issue short-term and long-term debt are adequate to fund operations, capital spending, payment of dividends and other needs in the foreseeable future.

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

Business Outlook

The Corporation plans to continue to strengthen its brands, pursue targeted growth initiatives and invest for future growth. The Corporation has launched a number of innovations already this year and intends to bring more to market in the second half of the year. The Corporation continues to expect that strategic marketing spending will rise at a faster pace than sales in 2010, and is planning for higher input cost inflation than previously estimated, although it is expected that pulp prices will start to fall sequentially in the second half of the year. The Corporation also expects that sales volumes in the second half of the year will increase somewhat from second quarter levels. Management continues to focus on increasing revenue realization, generating incremental cost savings and controlling discretionary spending.

Information Concerning Forward-Looking Statements

Certain matters contained in this report concerning the business outlook, including anticipated raw material and energy costs, economic conditions, anticipated currency rates and exchange risk, anticipated impact of acquisitions, cost savings, distributor and end user purchases, product launches, cash flow and uses of cash, capital spending, marketing spending, anticipated financial and operating results, revenue realization strategies, contingencies and anticipated transactions of the Corporation constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these future events will occur as anticipated or that the Corporation’s results will be as estimated. For a description of certain factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Risk Factors.”

Item 4.	Controls and Procedures.

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2010. There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Corporation repurchases shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2010, the Corporation anticipates purchasing $700 million to $800 million of its common stock. All share repurchases by the Corporation during the first six months of 2010 were made through a broker in the open market.

The following table contains information for shares repurchased during the second quarter of 2010. None of the shares in this table were repurchased directly from any officer or director of the Corporation.

Period (2010)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 to 30	1,160,000	$61.52	21,641,411	28,358,589
May 1 to 31	2,155,000	61.56	23,796,411	26,203,589
June 1 to 30	2,356,000	61.88	26,152,411	23,847,589

Total	5,671,000

(1)

Share repurchases were made pursuant to a share repurchase program authorized by the Corporation’s Board of Directors on July 23, 2007 that allows for the repurchase of 50 million shares in an amount not to exceed $5 billion.

In addition, during April, the Corporation purchased 89,255 shares for a cost of $5,440,515 from current or former employees in connection with the exercise of employee stock options and other awards.

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

Exhibit No. (101).DEF* XBRL Taxonomy Extension Definition Linkbase Document

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
Michael T. Azbell
Vice President and Controller
(principal accounting officer)

August 9, 2010

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)n.	Form of Award Agreements under 2001 Equity Participation Plan, filed herewith.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS*	XBRL Instance Document

(101).SCH*	XBRL Taxonomy Extension Schema Document

(101).CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB*	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”