Form 10-Q
period 2010-09-30
KIMBERLY CLARK CORP
filed 2010-11-08
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2010, there were 407,793,089 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2010	2009	2010	2009
Net Sales	$4,979	$4,913	$14,671	$14,133
Cost of products sold	3,365	3,186	9,766	9,379

Gross Profit	1,614	1,727	4,905	4,754
Marketing, research and general expenses	909	852	2,719	2,524
Other (income) and expense, net	7	4	112	122

Operating Profit	698	871	2,074	2,108
Interest income	5	7	16	21
Interest expense	(59)	(67)	(180)	(211)

Income Before Income Taxes and Equity Interests	644	811	1,910	1,918
Provision for income taxes	(195)	(240)	(617)	(562)

Income Before Equity Interests	449	571	1,293	1,356
Share of net income of equity companies	40	40	130	116

Net Income	489	611	1,423	1,472
Net income attributable to noncontrolling interests	(20)	(29)	(72)	(80)

Net Income Attributable to Kimberly-Clark Corporation	$469	$582	$1,351	$1,392

Per Share Basis:
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.14	$1.40	$3.27	$3.35

Diluted	1.14	1.40	3.25	3.35

Cash Dividends Declared	$.66	$.60	$1.98	$1.80

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(Millions of dollars)	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$533	$798
Accounts receivable, net	2,413	2,566
Notes receivable	218	—
Inventories	2,402	2,033
Other current assets	526	467

Total Current Assets	6,092	5,864
Property	17,606	16,934
Less accumulated depreciation	9,418	8,901

Net Property	8,188	8,033
Investments in Equity Companies	402	355
Goodwill	3,348	3,275
Long-Term Notes Receivable	392	607
Other Assets	1,064	1,075

	$19,486	$19,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$731	$610
Accounts payable	2,123	1,920
Accrued expenses	1,975	2,064
Other current liabilities	330	329

Total Current Liabilities	5,159	4,923
Long-Term Debt	4,710	4,792
Noncurrent Employee Benefits	1,789	1,989
Long-Term Income Taxes Payable	213	168
Deferred Income Taxes	402	377
Other Liabilities	227	218
Redeemable Preferred and Common Securities of Subsidiaries	1,052	1,052
Stockholders’ Equity
Kimberly-Clark Corporation	5,660	5,406
Noncontrolling interests	274	284

Total Stockholders’ Equity	5,934	5,690

	$19,486	$19,209

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2010	2009
Operating Activities
Net income	$1,423	$1,472
Depreciation and amortization	607	563
Stock-based compensation	41	63
(Increase) decrease in operating working capital	(175)	988
Deferred income taxes	20	(18)
Net losses on asset dispositions	19	33
Equity companies’ earnings in excess of dividends paid	(63)	(61)
Postretirement benefits	(145)	(535)
Other	69	(25)

Cash Provided by Operations	1,796	2,480

Investing Activities
Capital spending	(611)	(563)
Acquisition of businesses, net of cash acquired	—	(165)
Proceeds from sales of investments	29	31
Proceeds from dispositions of property	4	9
Investments in time deposits	(114)	(193)
Maturities of time deposits	168	122
Other	12	11

Cash Used for Investing	(512)	(748)

Financing Activities
Cash dividends paid	(796)	(737)
Net increase (decrease) in short-term debt	146	(303)
Proceeds from issuance of long-term debt	281	2
Repayments of long-term debt	(470)	(39)
Cash paid on redeemable preferred securities of subsidiary	(40)	(40)
Shares purchased from noncontrolling interests	—	(278)
Proceeds from exercise of stock options	117	40
Acquisitions of common stock for the treasury	(695)	(6)
Other	(49)	(8)

Cash Used for Financing	(1,506)	(1,369)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(43)	23

(Decrease) increase in Cash and Cash Equivalents	(265)	386
Cash and Cash Equivalents, beginning of year	798	364

Cash and Cash Equivalents, end of period	$533	$750

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2010	2009	2010	2009
Net Income	$489	$611	$1,423	$1,472

Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	615	313	264	598
Employee postretirement benefits	(6)	1	47	178
Other	(44)	(4)	(37)	(19)

Total Other Comprehensive Income, Net of Tax	565	310	274	757

Comprehensive Income	1,054	921	1,697	2,229
Comprehensive income attributable to noncontrolling interests	36	29	79	82

Comprehensive Income Attributable to Kimberly-Clark Corporation	$1,018	$892	$1,618	$2,147

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

During the third quarter of 2010, there were no significant transfers among level 1, 2, or 3 fair value determinations.

Set forth below are the assets and liabilities that are measured on a recurring basis at fair value as of September 30, 2010, together with the inputs used to develop those fair value measurements.

	September 30,	Fair Value Measurements
	2010	Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$44	$—	$44	$—
Available-for-sale securities	19	14	—	5
Derivatives	86	—	86	—

Total	$149	$14	$130	$5

Liabilities
Derivatives	$75	$—	$75	$—

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

Level 1 Fair Values - The fair values of certain available-for-sale securities are based on quoted market prices in active markets for identical assets. Unrealized losses on these securities aggregating $4 million are recorded in other comprehensive income until realized. The unrealized losses have not been recognized in earnings because the Corporation has both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of such securities.

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

Level 3 Fair Values - The fair value of certain available-for-sale securities is based on quoted market prices for the exchange-traded securities, adjusted to reflect the restrictions placed on the sale of these securities. There was no significant change in the fair value from the date of acquisition through September 30, 2010.

Fair Value Disclosures

The following table includes the fair value of the Corporation’s financial instruments as of September 30, 2010, for which fair value disclosure is required:

(Millions of dollars)	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents(a)	$533	$533
Time deposits (included in other current assets)(b)	141	141
Notes receivable(c)	610	594
Liabilities and redeemable preferred and common securities of subsidiaries
Short-term debt(d)	254	254
Monetization loan(c)	397	397
Long-term debt(e)	4,790	5,604
Redeemable preferred and common securities of subsidiaries(f)	1,052	1,151

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

Note 2. (Continued)

(c)

Notes receivable represent held-to-maturity securities, which arose from the sale of nonstrategic timberlands and related assets. The notes are backed by irrevocable standby letters of credit issued by money center banks. A consolidated variable interest entity (“VIE”) has an outstanding long-term monetization loan secured by the related note held by this VIE (indicated by Note 1 and Loan 1 below). The following summarizes the terms of the notes and the monetization loan as of September 30, 2010 (millions of dollars):

Description	Face Value	Carrying Amount	Maturity	Interest Rate(1)
Note 1	$397	$392	09/30/2014	LIBOR
Note 2	220	218	07/07/2011	LIBOR minus 12.5 bps
Loan 1	397	397	01/31/2011	LIBOR plus 127 bps
(1)	Payable quarterly, 3-month LIBOR

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

(e)

Long-term debt includes long-term debt instruments and the portion payable within the next twelve months ($80 million). Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(f)

The redeemable preferred securities are not traded in active markets. Accordingly, their fair values were calculated using a pricing model that compares the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current benchmark rate, fair value spread, stated spread, maturity date and interest payment dates. Management determines fair value and carrying amount of the redeemable common securities of $41 million based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

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

The cumulative inflation in Venezuela for the three years ended December 31, 2009 was more than 100 percent, based on the Consumer Price Index/National Consumer Price Index. As a result, effective January 1, 2010, K-C Venezuela began accounting for its operations as highly inflationary, as required by GAAP. Under highly inflationary accounting, K-C Venezuela’s functional currency became the U.S. dollar, and its income statement and balance sheet are measured into U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on bolivar-denominated monetary assets and liabilities is reflected in earnings in other (income) and expense, net. As of September 30, 2010, K-C Venezuela had a bolivar-denominated net monetary asset position of $77 million.

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

Note 3. (Continued)

As a result of the currency exchange regulations imposed on May 18, 2010, the Corporation determined that the central bank system rate of 5.4 bolivars per U.S. dollar was the appropriate exchange rate to measure K-C Venezuela’s bolivar-denominated transactions into U.S. dollars during the period May 18, 2010 through September 30, 2010.

At September 30, 2010, the Corporation’s net investment in K-C Venezuela was $162 million.

Note 4. Organization Optimization Initiative

In June 2009, the Corporation announced actions to reduce its worldwide salaried workforce by approximately 1,600 positions by the end of 2009. These actions resulted in cumulative pretax charges of $128 million in 2009. Accrued expenses related to these actions have been substantially paid.

Costs of these actions were recorded at the business segment and corporate levels as follows:

(Millions of dollars)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Personal Care	$3	$44
Consumer Tissue	5	47
K-C Professional & Other	2	16
Health Care	—	6
Corporate & Other	2	9

Total	$12	$122

On a geographic basis, charges were recorded in the following areas:

(Millions of dollars)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
North America	$5	$81
Europe	(3)	31
Other	10	10

Total	$12	$122

Note 4. (Continued)

The charges were included in the following income statement captions:

(Millions of dollars)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Cost of products sold	$14	$41
Marketing, research and general expenses	(2)	81
Provision for income taxes	(3)	(35)

Net charges	$9	$87

Note 5. Inventories

The following schedule presents a summary of inventories by major class:

	September 30, 2010			December 31, 2009
(Millions of dollars)	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
At the lower of cost determined on the FIFO or weighted-average cost methods or market:
Raw materials	$145	$360	$505	$137	$282	$419
Work in process	193	140	333	177	111	288
Finished goods	728	807	1,535	573	685	1,258
Supplies and other	—	292	292	—	277	277

	1,066	1,599	2,665	887	1,355	2,242
Excess of FIFO or weighted-average cost over LIFO cost	(263)	—	(263)	(209)	—	(209)

Total	$803	$1,599	$2,402	$678	$1,355	$2,033

The Corporation uses the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

Note 6. Employee Postretirement Benefits

The table below presents benefit cost information for defined benefit plans and other postretirement benefit plans:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30
(Millions of dollars)	2010	2009	2010	2009
Service cost	$14	$19	$3	$3
Interest cost	77	78	11	13
Expected return on plan assets	(84)	(69)	—	—
Recognized net actuarial loss	25	20	—	—
Other	1	3	1	1

Net periodic benefit cost	$33	$51	$15	$17

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30
(Millions of dollars)	2010	2009	2010	2009
Service cost	$41	$52	$10	$9
Interest cost	231	232	32	37
Expected return on plan assets	(251)	(201)	—	—
Recognized net actuarial loss	74	88	—	—
Curtailment	—	21	—	—
Other	5	4	3	3

Net periodic benefit cost	$100	$196	$45	$49

The Corporation made cash contributions to its pension trusts as follows:

(Millions of dollars)	2010	2009
First Quarter	$176	$90
Second Quarter	52	405
Third Quarter	2	223

Nine months ended September 30	$230	$718

The Corporation currently anticipates contributing about $240 million for the full year 2010 to its pension trusts.

For the U.S. pension plan, equity option strategies are used to reduce the volatility of returns on investments. Zero-cost equity collars are currently in place on the U.S. equity allocation, which was about $1.3 billion as of September 30, 2010.

In April 2009, the Corporation took action with respect to its U.S. defined benefit pension plan (other than for certain employees subject to collective bargaining agreements) and supplemental benefit plans, to provide that no future compensation and benefit service will be accrued under these plans for plan years after December 31, 2009 (“U.S. DB Pension Freeze”). The U.S. DB Pension Freeze

Note 6. (Continued)

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

Note 7. Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Average Common Shares Outstanding
	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2010	2009	2010	2009
Average shares outstanding	409.0	414.5	412.6	414.1
Participating securities	.9	1.4	1.1	1.6

Basic	409.9	415.9	413.7	415.7
Dilutive effect of stock options	1.5	.6	1.1	.2
Dilutive effect of restricted share and restricted share unit awards	1.2	.3	1.1	.2

Diluted	412.6	416.8	415.9	416.1

Options outstanding during the three- and nine-month periods ended September 30, 2010 to purchase 6.1 million and 13.7 million shares of common stock, respectively, were not included in the computation of diluted EPS mainly because the exercise prices of the options were greater than the average market price of the common shares during the periods.

Options outstanding during the three- and nine-month periods ended September 30, 2009 to purchase 21.7 million and 22.1 million shares of common stock, respectively, were not included in the computation of diluted EPS mainly because the exercise prices of the options were greater than the average market price of the common shares during the periods.

The number of common shares outstanding as of September 30, 2010 and 2009 was 408.0 million and 414.7 million, respectively.

Note 8. Stockholders’ Equity

Set forth below is a reconciliation of comprehensive income and stockholders’ equity attributable to Kimberly-Clark Corporation and noncontrolling interests for the nine months ended September 30, 2010 and 2009. Also reconciled for the same periods are the redeemable preferred and common securities of subsidiaries, which are required to be classified outside of stockholders’ equity.

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2009		$5,406	$284	$1,052
Comprehensive Income:
Net income	$1,423	1,351	30	42
Other comprehensive income, net of tax:
Unrealized translation	264	257	6	1
Employee postretirement benefits	47	47	—	—
Other	(37)	(37)	—	—

Total Comprehensive Income	$1,697

Stock-based awards exercised or vested		115	—	—
Income tax benefits on stock-based compensation		1	—	—
Shares repurchased		(706)	—	—
Recognition of stock-based compensation		41	—	—
Dividends declared		(816)	(47)	(1)
Other		1	1	(2)
Return on redeemable preferred securities and noncontrolling interests		—	—	(40)

Balance at September 30, 2010		$5,660	$274	$1,052

The net unrealized currency translation adjustments for the nine months ended September 30, 2010 are primarily due to a weakening of the U.S. dollar versus the Australian dollar and Colombian peso.

In the nine months ended September 30, 2010, the Corporation repurchased 11.2 million shares for a total cost of $700 million. The Corporation expects to repurchase a total of $800 million of its common stock in 2010.

Note 8. (Continued)

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2008		$3,878	$383	$1,032
Comprehensive Income:
Net income	$1,472	1,392	38	42
Other comprehensive income, net of tax:
Unrealized translation	598	596	3	(1)
Employee postretirement benefits	178	178	—	—
Other	(19)	(19)	—	—

Total Comprehensive Income	$2,229

Stock-based awards exercised or vested		36	—	—
Income tax benefits on stock-based compensation		1	—	—
Shares repurchased		(6)	—	—
Recognition of stock-based compensation		63	—	—
Dividends declared		(746)	(22)	—
Additional investment in subsidiary and other		(182)	(93)	13
Return on redeemable preferred securities and noncontrolling interests		—	(1)	(40)

Balance at September 30, 2009		$5,191	$308	$1,046

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

(Millions of dollars)	Nine Months Ended September 30 2009
Net Income attributable to Kimberly-Clark Corporation	$1,392
Decrease in Kimberly-Clark Corporation’s additional paid-in capital for purchase of remaining shares in its Andean region subsidiary(a)	(133)

Change from net income attributable to Kimberly-Clark Corporation and transfers to noncontrolling interests	$1,259

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

Set forth below is a summary of the fair values of the Corporation’s derivative instruments as of September 30, classified by the risks they are used to manage:

	Assets		Liabilities
(Millions of dollars)	2010	2009	2010	2009
Foreign currency exchange risk	$61	$29	$42	$92
Interest rate risk	25	28	23	—
Commodity price risk	—	1	10	9

Total	$86	$58	$75	$101

Note 9. (Continued)

Foreign Currency Exchange Risk Management

The Corporation has a centralized U.S. dollar functional currency international treasury operation (“In-House Bank”) that manages foreign currency exchange risks by netting, on a daily basis, exposures to recorded non-U.S. dollar assets and liabilities and entering into derivative instruments with third parties whenever the net exposure in any single currency exceeds predetermined limits. These derivative instruments are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in earnings when they occur. The In-House Bank also records the gain or loss on the remeasurement of its non-U.S. dollar-denominated monetary assets and liabilities in earnings. Consequently, the effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses. The In-House Bank’s daily notional derivative positions with third parties averaged $1.0 billion in the first nine months of 2010 and its average net exposure for the period was $900 million. The In-House Bank used eight counterparties for its foreign exchange derivative contracts.

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

Gains and losses on these cash flow hedges, to the extent effective, are recorded in other comprehensive income net of related income taxes and released to earnings as the related finished goods inventory containing the pulp and imported intercompany purchases are sold to unaffiliated customers. As of September 30, 2010, outstanding derivative contracts of $620 million notional value were designated as cash flow hedges for the forecasted purchases of pulp and intercompany finished goods and work-in-process.

The foreign currency exposure on intercompany balances managed outside the In-House Bank, primarily loans, is hedged with derivative instruments with third parties. At September 30, 2010, the notional amount of these predominately undesignated derivative instruments was $580 million.

Foreign Currency Translation Risk Management

Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of the Corporation’s net investment in its Mexican affiliate has been hedged. At September 30, 2010, the Corporation had in place net investment hedges of $60 million for a portion of its investment in its Mexican affiliate. Changes in the fair value of net investment hedges are recognized in other comprehensive income to offset the change in value of the net investment being hedged. There was no significant ineffectiveness on these hedges as of September 30, 2010.

Note 9. (Continued)

Interest Rate Risk Management

Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments and interest rate swaps. The objective is to maintain a cost-effective mix that management deems appropriate. From time to time, interest rate swap contracts, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt. These derivative instruments are designated and qualify as fair value hedges. At September 30, 2010, interest rate swap contracts with an aggregate notional value of $700 million were in place.

From time to time, derivatives are used to hedge the anticipated issuance of fixed-rate debt. These exposures are hedged with forward-starting swaps or “treasury locks” (e.g., a 10-year “treasury lock” hedging the anticipated underlying U.S. Treasury interest rate related to issuance of 10-year debt). These swaps are designated as cash flow hedges. At September 30, 2010, outstanding forward-starting swaps with an aggregate notional value of $300 million were in place.

Commodity Price Risk Management

The Corporation uses derivative instruments to hedge a portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.

As of September 30, 2010, outstanding commodity forward contracts were in place to hedge forecasted purchases of about 25 percent of the Corporation’s estimated natural gas requirements for the balance of the current year and a lesser percentage for future periods.

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

Fair value hedges resulted in no significant ineffectiveness in the nine month periods ended September 30, 2010 and 2009. For the three and nine month periods ended September 30, 2010 and 2009, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in other comprehensive income, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings.

Note 9. (Continued)

Cash flow hedges resulted in no significant ineffectiveness in the nine month periods ended September 30, 2010 and 2009. For the three and nine month periods ended September 30, 2010 and 2009, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2010, $13 million of after-tax losses are expected to be reclassified from AOCI primarily to cost of products sold during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow hedges in place at September 30, 2010 is October 2012.

Quantitative Information about the Corporation’s Use of Derivative Instruments

The following tables display the location and amount of gains and losses reported in the Consolidated Income Statement and Statement of Other Comprehensive Income (“OCI”) and the location and fair values of derivative instruments presented in the Condensed Consolidated Balance Sheet.

Effect of Derivative Instruments on the Consolidated Income Statement

for the Three Months Ended September 30, 2010 and 2009 – (millions of dollars)

Foreign Exchange Contracts	Income Statement Classification	Gain or (Loss) Recognized in Income
		2010	2009
Fair Value Hedges	Other income and (expense), net	$—	$(34)

Undesignated Hedging Instruments	Other income and (expense), net(a)	$115	$50

	Amount of Gain or (Loss) Recognized In AOCI		Income Statement Classification of Gain or (Loss) Reclassified from AOCI	Gain or (Loss) Reclassified from AOCI into Income
	2010	2009		2010	2009
Cash Flow Hedges
Interest rate contracts	$(12)	$(7)	Interest expense	$1	$1
Foreign exchange contracts	(40)	(16)	Cost of products sold	6	(10)
Commodity contracts	(8)	(4)	Cost of products sold	(2)	(11)

Total	$(60)	$(27)		$5	$(20)

Net Investment Hedges
Foreign exchange contracts	$(2)	$—		$—	$—

Effect of Derivative Instruments on the Consolidated Income Statement

for the Nine Months Ended September 30, 2010 and 2009 – (millions of dollars)

Foreign Exchange Contracts	Income Statement Classification	Gain or (Loss) Recognized in Income
		2010	2009
Fair Value Hedges	Other income and (expense), net	$1	$(48)

Undesignated Hedging Instruments	Other income and (expense), net(a)	$34	$(29)

Note 9. (Continued)

	Amount of Gain or (Loss) Recognized In AOCI		Income Statement Classification of Gain or (Loss) Reclassified from AOCI	Gain or (Loss) Reclassified from AOCI into Income
	2010	2009		2010	2009
Cash Flow Hedges
Interest rate contracts	$(42)	$19	Interest expense	$2	$2
Foreign exchange contracts	(7)	(33)	Cost of products sold	(2)	11
Commodity contracts	(15)	(24)	Cost of products sold	(8)	(34)

Total	$(64)	$(38)		$(8)	$(21)

Net Investment Hedges
Foreign exchange contracts	$(4)	$(13)		$—	$—

(a)

Gains and (losses) on these instruments primarily relate to derivatives entered into with third parties to manage foreign currency exchange exposure on the remeasurement of non-functional currency denominated monetary assets and liabilities. Consequently, the effect on earnings from the use of these undesignated derivatives is substantially neutralized by the recorded transactional gains and losses.

Fair Values of Derivative Instruments

	Asset Derivatives at September 30
	2010		2009
(Millions of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Other current assets	$22
Interest rate contracts	Other assets	25	Other assets	6
Foreign exchange contracts	Other current assets	3	Other current assets	3
Commodity contracts	Other assets	—	Other assets	1

Total		$28		$32

Undesignated derivatives:
Foreign exchange contracts	Other current assets	$58	Other current assets	$26

Total asset derivatives		$86		$58

Note 9. (Continued)

Fair Values of Derivative Instruments

	Liability Derivatives at September 30
	2010		2009
(Millions of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other liabilities	$15	Other liabilities	$—
Foreign exchange contracts	Accrued expenses	25	Accrued expenses	46
Foreign exchange contracts	Other liabilities	7	Other liabilities	—
Commodity contracts	Accrued expenses	9	Accrued expenses	9
Commodity contracts	Other liabilities	1	Other liabilities	—

Total		$57		$55

Undesignated derivatives:
Interest rate contracts	Accrued expenses	$8	Accrued expenses	$—
Foreign exchange contracts	Accrued expenses	10	Accrued expenses	46

Total		$18		$46

Total liability derivatives		$75		$101

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

Note 10. (Continued)

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2010	2009	2010	2009
NET SALES:
Personal Care	$2,183	$2,132	$6,501	$6,231
Consumer Tissue	1,643	1,625	4,778	4,754
K-C Professional & Other	781	805	2,312	2,192
Health Care	367	351	1,078	984
Corporate & Other	11	11	36	38
Intersegment sales	(6)	(11)	(34)	(66)

Consolidated	$4,979	$4,913	$14,671	$14,133

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2010	2009	2010	2009
OPERATING PROFIT (reconciled to income before income taxes):
Personal Care	$428	$467	$1,343	$1,303
Consumer Tissue	156	232	488	587
K-C Professional & Other	116	163	356	345
Health Care	49	78	148	188
Other income and (expense), net(a)	(7)	(4)	(112)	(122)
Corporate & Other(b)	(44)	(65)	(149)	(193)

Total Operating Profit	698	871	2,074	2,108
Interest income	5	7	16	21
Interest expense	(59)	(67)	(180)	(211)

Income Before Income Taxes	$644	$811	$1,910	$1,918

Note 10. (Continued)

Notes:

(a)

For the nine months ended September 30, 2010, other income and (expense), net includes a $79 million charge for the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. See additional information in Note 3 to the Condensed Consolidated Financial Statements. In addition, other income and (expense), net includes the following amounts of foreign currency transaction losses:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Other income and (expense), net	$—	$(13)	$(26)	$(109)

(b)

Included in Corporate & Other for the nine months ended September 30, 2010, is a $19 million charge related to the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. See additional information in Note 3 to the Condensed Consolidated Financial Statements. The charges related to the business segments are as follows:

Millions of dollars
Personal Care	$11
Consumer Tissue	6
K-C Professional & Other	2

Total	$19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Corporation’s recent performance, its financial condition and its prospects. The following will be discussed and analyzed:

•	Overview of Third Quarter 2010 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Environmental Matters

•	Business Outlook

Overview of Third Quarter 2010 Results

•	Net sales increased 1.3 percent.

•	Operating profit and net income attributable to Kimberly-Clark Corporation decreased 19.9 percent and 19.4 percent, respectively.

•	Cash provided by operations was $745 million, a decrease of 5.8 percent compared to last year.

Results of Operations and Related Information

This section presents a discussion and analysis of the Corporation’s third quarter and first nine months of 2010 net sales, operating profit and other information relevant to an understanding of the results of operations.

Third Quarter of 2010 Compared With Third Quarter of 2009

Analysis of Net Sales

By Business Segment

(Millions of dollars)

Net Sales	2010	2009

Personal Care	$2,183	$2,132
Consumer Tissue	1,643	1,625
K-C Professional & Other	781	805
Health Care	367	351
Corporate & Other	11	11
Intersegment sales	(6)	(11)

Consolidated	$4,979	$4,913

Commentary:

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Currency	Mix/ Other
Consolidated	1.3	2	—	(1)	—

Personal Care	2.4	5	(1)	(1)	(1)
Consumer Tissue	1.1	—	2	(2)	1
K-C Professional & Other	(3.0)	(3)	1	(2)	1
Health Care	4.6	7	(2)	—	—

•

Personal care net sales in North America increased 4 percent versus the third quarter of 2009. Sales volumes increased more than 5 percent and changes in currency rates provided a slight increase to net sales. On the other hand, net selling prices fell about 1 percent, driven by a planned increase in promotional activity, and changes in product mix reduced net sales by approximately 1 percent. Feminine care sales volumes grew at a double-digit rate for the third consecutive quarter as a result of the U by Kotex line extension. Adult care volumes also increased double-digits, with benefits from recent innovation in the Poise and Depend brands and supporting marketing campaigns. Child care volumes increased 6 percent in conjunction with market share gains. Huggies diaper volumes were up 1 percent and baby wipe volumes were even with the prior year.

In Europe, personal care net sales fell 5 percent in the quarter, including a negative currency effect of 9 percent. Sales volumes were up 6 percent, with mid-single digit growth in Huggies diapers and strong performance in baby wipes and child care, while changes in net selling prices reduced net sales by 2 percent.

In K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, personal care net sales increased 4 percent. Sales volumes were up 6 percent, spurred by strong growth in China and most of Latin America, while volumes fell significantly in Venezuela in a difficult foreign currency exchange environment. Overall net selling prices decreased 1 percent, as modest declines in several markets were mostly offset by increases in Venezuela. Changes in currency rates reduced net sales by 1 percent.

•

In North America, net sales of consumer tissue products increased 2 percent compared to the year-ago period. Changes in product mix, including a shift to premium bathroom tissue products, benefited net sales by 2 percent, and sales volumes advanced 1 percent. On the other hand, net selling prices were off 1 percent, as increased promotional activity was mostly offset by the benefit from sheet count reductions taken earlier in the year. The increased volumes included a 4 percent increase in bathroom tissue, led by improved performance in Cottonelle, and benefits from the Kleenex Hand Towel innovation launched in the first quarter of 2010. Despite improved market shares, Kleenex facial tissue volumes were even with 2009, reflecting overall category weakness. Paper towel volumes fell at a double-digit rate and continue to be impacted by consumer trade-down.

In Europe, consumer tissue net sales declined 5 percent compared with the third quarter of 2009, including unfavorable currency effects of 8 percent. Net selling prices improved about 4 percent in response to inflation in input costs, while sales volumes and product mix were essentially even with the year-ago period.

In the Corporation’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, consumer tissue net sales increased 5 percent. Net selling prices increased 6 percent, with improvements in Asia and Latin America, and product mix benefited net sales by 1 percent. Sales volumes fell 2 percent due to declines in Venezuela.

•

Net sales of K-C Professional (“KCP”) & other products decreased 3.0 percent compared with the third quarter of 2009. Sales volumes fell 3 percent, reflecting the challenging economic environment, and changes in currency rates reduced net sales 2 percent. On the other hand, net selling prices and product mix each increased 1 percent, reflecting the Corporation’s continued focus on increasing net realized revenue. In North America, KCP’s net sales decreased 1 percent. Sales volumes were down 3 percent, while net selling prices rose more than 1 percent and currency rates were slightly favorable. Washroom product volumes declined as high unemployment and office vacancy levels continued to impact demand, while high-margin wiper and safety product volumes grew at a solid rate. In Europe, KCP’s net sales fell 12 percent, including a negative currency effect of 8 percent and a 4 percent decline in sales volumes. In the Corporation’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, KCP’s net sales increased 6 percent. Net selling prices rose 3 percent and sales volumes advanced 2 percent, with continued gains in Asia. Changes in product mix benefited net sales by 1 percent.

•

Net sales of health care products increased 4.6 percent in the third quarter. The acquisition of I-Flow Corporation (“I-Flow”) benefited net sales by 11 percent, while organic sales volumes declined 4 percent and net selling prices fell 2 percent. The organic volume comparison was adversely affected by approximately 6 percent due to increased demand in 2009 for face masks as a result of the H1N1 flu virus. In addition, overall supply volumes in North America this year were impacted by a modest slowdown in market demand. Meanwhile, organic sales volumes for medical devices rose 9 percent globally in the quarter and supply volumes in Europe advanced at a mid-single digit rate.

By Geography

(Millions of dollars)

Net Sales	2010	2009

North America	$2,741	$2,661
Outside North America	2,429	2,407
Intergeographic sales	(191)	(155)

Consolidated	$4,979	$4,913

Commentary:

•	Net sales in North America increased 3.0 percent primarily due to increases in sales volumes, improvements in product mix and favorable currency effects, partially offset by lower net selling prices.

•

Net sales outside North America increased 0.9 percent as higher sales volumes in a number of markets, including Korea, China and most of Latin America, and higher net selling prices, primarily in Venezuela, were partially offset by unfavorable currency effects.

Analysis of Operating Profit

By Business Segment

(Millions of dollars)

Operating Profit	2010	2009(a)

Personal Care	$428	$467
Consumer Tissue	156	232
K-C Professional & Other	116	163
Health Care	49	78
Other income and (expense), net(b)	(7)	(4)
Corporate & Other	(44)	(65)

Consolidated	$698	$871

Notes:

(a)	In 2009, organization optimization initiative charges (as described in Note 4 to the Condensed Consolidated Financial Statements) were included in the business segments as follows:

Millions of dollars
Personal Care	$3
Consumer Tissue	5
K-C Professional & Other	2
Health Care	—
Corporate & Other	2

Total	$12

(b)	Currency transaction losses in 2009 were $13 million versus none in 2010.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Changes Due To
	Total Change	Volume	Net Price	Input Costs(a)	Currency	Other(b)

Consolidated	(19.9)	5	1	(31)	—	5

Personal Care	(8.4)	6	(5)	(20)	(2)	13
Consumer Tissue	(32.8)	4	13	(50)	(1)	1
K-C Professional & Other	(28.8)	(10)	6	(27)	(2)	4
Health Care	(37.2)	26	(9)	(19)	1	(36)

(a)	Includes inflation in input costs.
(b)	Includes cost savings and the impact of the 2009 organization optimization initiative charges.

Consolidated operating profit decreased 19.9 percent compared to the prior year. The benefits of higher net sales, cost savings of $95 million, and lower pension expense of $20 million, were offset by inflation in input costs of about $265 million and a $10 million increase in both strategic marketing investments and research and development spending. In addition, lower production volumes as a result of production curtailment to manage inventory levels adversely affected third quarter operating profit comparisons by approximately $20 million. Current year comparisons were also favorably impacted by organization optimization initiative charges of $12 million in 2009, and a current quarter benefit of $10 million as a result of the initiative. Selling and general expenses were higher than year-ago levels, driven by the I-Flow acquisition and activity to support growth in K-C International.

•

Personal care segment operating profit decreased 8.4 percent as inflation in input costs, lower net selling prices, higher research and general expenses and unfavorable currency effects were partially offset by benefits from cost savings and higher sales volumes. In North America, operating profit decreased from the prior year as inflation in input costs, lower net selling prices, higher research and general expenses and unfavorable product mix were partially offset by cost savings and higher sales volumes. Operating profit in Europe decreased as inflation in input costs, lower sales volumes and increased general expenses were partially offset by cost savings. In K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa, operating profit decreased as lower net selling prices, increased research and general expenses, inflation in input costs and unfavorable currency effects were partially offset by cost savings and higher sales volumes.

•

Consumer tissue segment operating profit decreased 32.8 percent as the benefits from cost savings, higher net selling prices and slightly higher sales volumes were more than offset by inflation in input costs and the adverse effect of lower production volumes as a result of production curtailment to manage inventory levels. Operating profit in North America decreased as inflation in input costs, production curtailment, increases in strategic marketing spending and lower net selling prices were partially offset by cost savings and improvements in product mix. In Europe, operating profit increased as higher net selling prices, cost savings, lower marketing, research and general expenses, and higher sales volumes were partially offset by inflation in input costs. Operating profit in K-C’s international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa decreased because inflation in input costs and the adverse effect of production curtailment were partially offset by higher selling prices.

•

Operating profit for K-C Professional & other products decreased 28.8 percent due to inflation in input costs, lower sales volumes and higher general costs, partially offset by higher net selling prices and cost savings.

•

Health care segment operating profit decreased 37.2 percent because increased sales volumes and cost savings were more than offset by higher selling and general expenses, in part as a result of the I-Flow acquisition, inflation in input costs and lower net selling prices.

By Geography

(Millions of dollars)

Operating Profit	2010	2009

North America	$499	$660
Outside North America	250	280
Other income and (expense), net(a)	(7)	(4)
Corporate & Other	(44)	(65)

Consolidated	$698	$871

Notes:

(a)	Currency transaction losses in 2009 were $13 million versus none in 2010.

Commentary:

•

Operating profit in North America decreased 24.4 percent as inflation in input costs, increased marketing, research and general expenses, lower net selling prices and an adverse effect from lower manufacturing volumes as a result of production curtailment were partially offset by cost savings and higher sales volumes.

•

Operating profit outside North America decreased 10.7 percent as inflation in input costs and increased marketing, research and general expenses, were partially offset by cost savings, higher net selling prices and higher sales volumes.

Additional Income Statement Commentary

•	Interest expense for the third quarter of 2010 was $8 million lower than the prior year due to lower interest rates.

•	The Corporation’s effective tax rate for the third quarter of 2010 was 30.3 percent compared to 29.6 percent in the prior year.

•

The Corporation’s share of net income of equity companies in the third quarter of 2010 was $40 million, even with year-ago results. Higher earnings at Kimberly-Clark de Mexico, S.A.B. de C.V. (“Kimberly-Clark de Mexico”), mostly due to a mid-single digit increase in organic net sales, were essentially offset by modestly lower results at other equity affiliates.

•

Net income attributable to noncontrolling interests was $20 million in the third quarter of 2010 compared with $29 million in the prior year. The decrease was primarily due to lower earnings at majority-owned subsidiaries in Asia and the Middle East.

First Nine Months of 2010 Compared With First Nine Months of 2009

Analysis of Net Sales

By Business Segment

(Millions of dollars)

Net Sales	2010	2009

Personal Care	$6,501	$6,231
Consumer Tissue	4,778	4,754
K-C Professional & Other	2,312	2,192
Health Care	1,078	984
Corporate & Other	36	38
Intersegment sales	(34)	(66)

Consolidated	$14,671	$14,133

Commentary:

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Currency	Mix/ Other

Consolidated	3.8	2	1	1	—

Personal Care	4.3	3	—	1	—
Consumer Tissue	0.5	(3)	2	1	1
K-C Professional & Other	5.5	1	3	1	—
Health Care	9.6	10	(2)	1	1

•

Personal care net sales increased 4.3 percent due to higher sales volumes and favorable currency effects overall, primarily in Brazil, Korea and Australia, partly offset by unfavorable currency effects in Venezuela.

•

Consumer tissue net sales increased 0.5 percent because higher net selling prices, favorable currency effects, and improvements in product mix were mostly offset by lower sales volumes. The currency effects primarily occurred in the same countries as personal care.

•

Net sales of K-C Professional & other products increased 5.5 percent due to higher net selling prices, higher sales volumes as a result of the acquisition of Jackson Products, Inc., and favorable currency effects, primarily in Australia.

•	Health care net sales increased 9.6 percent due to higher sales volumes as a result of the I-Flow acquisition, and favorable currency effects, partially offset by lower net selling prices.

By Geography

(Millions of dollars)

Net Sales	2010	2009

North America	$8,055	$7,794
Outside North America	7,170	6,823
Intergeographic sales	(554)	(484)

Consolidated	$14,671	$14,133

Commentary:

•	Net sales in North America increased 3.3 percent due to higher sales volumes, higher net selling prices, favorable currency effects, and improvements in product mix.

•	Net sales outside North America increased 5.1 percent due to higher sales volumes, favorable currency effects as noted in the segment analysis above, and higher net selling prices.

Analysis of Operating Profit

By Business Segment

(Millions of dollars)

Operating Profit	2010	2009(a)

Personal Care	$1,343	$1,303
Consumer Tissue	488	587
K-C Professional & Other	356	345
Health Care	148	188
Other income and (expense), net(b)	(112)	(122)
Corporate & Other(c)	(149)	(193)

Consolidated	$2,074	$2,108

Notes:

(a)	Organization optimization initiative charges of $122 million are included in 2009 as described in Note 4 to the Condensed Consolidated Financial Statements.
(b)

Other income and (expense), net included a $79 million charge for the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. See additional information in Note 3 to the Condensed Consolidated Financial Statements. In addition, foreign currency transaction losses totaled $26 million in 2010 and $109 million in the prior year.

(c)	Included in Corporate & Other in 2010 is a $19 million charge related to the adoption of highly inflationary accounting in Venezuela.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
	Total Change	Changes Due To
		Volume	Net Price	Input Costs(a)	Currency	Other(b)

Consolidated	(1.6)	2	6	(27)	—	17

Personal Care	3.1	3	1	(15)	(2)	16
Consumer Tissue	(16.9)	(5)	12	(41)	(6)	23
K-C Professional & Other	3.2	(6)	16	(29)	(3)	25
Health Care	(21.3)	34	(9)	(21)	2	(27)

(a)	Includes inflation in input costs.
(b)

Includes cost savings and the impact of the 2009 organization optimization initiative charges. Consolidated also includes the charge related to the adoption of highly inflationary accounting in Venezuela.

Consolidated operating profit decreased 1.6 percent compared to the prior year. For the first nine months of 2010, factors contributing to the decrease in operating profit included inflation in input costs of about $575 million and increased marketing, research and general expenses, which included higher strategic marketing spending of about $110 million and increases related to the I-Flow acquisition and to support future growth in K-C International. These factors were partially offset by increases in sales volumes and higher net selling prices, cost savings of $280 million, organization optimization charges of $122 million in 2009 to streamline the organization and benefits of $80 million in 2010 from the streamlining initiative. In addition, lower pension expense of $95 million and increased manufacturing volumes as a result of production curtailment in the year-ago period benefited comparisons by approximately $45 million.

The Corporation recorded charges in 2010 of $19 million in cost of products sold, and $79 million in other income and (expense), net related to the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. Other income and (expense), net also included foreign currency transaction losses of $26 million in the first nine months of 2010 and $109 million in the year-ago period.

•

Personal care segment operating profit increased 3.1 percent as cost savings, higher sales volumes, a positive impact from increased manufacturing volumes as a result of production curtailment in the year-ago period, and higher net selling prices were partially offset by inflation in input costs, unfavorable currency effects, and increased marketing, research and general expenses, including strategic marketing spending.

•

Consumer tissue segment operating profit declined 16.9 percent as cost savings and higher net selling prices were more than offset by inflation in input costs, unfavorable currency effects, lower sales volumes, and increases in strategic marketing spending.

•

Operating profit for K-C Professional & Other products increased 3.2 percent due to higher net selling prices and cost savings, partially offset by inflation in input costs, lower sales volumes, increased general expenses, and unfavorable currency effects.

•	Health care segment operating profit decreased 21.3 percent as higher sales volumes and cost savings were more than offset by increased selling and general expenses and inflation in input costs.

By Geography

(Millions of dollars)

Operating Profit	2010	2009

North America	$1,560	$1,664
Outside North America	775	759
Other income and (expense), net(a)	(112)	(122)
Corporate & Other(b)	(149)	(193)

Consolidated	$2,074	$2,108

Notes:

(a)

Other income and (expense), net in 2010 includes a $79 million charge for the adoption of highly inflationary accounting in Venezuela. In addition, foreign currency transaction losses totaled $26 million in 2010 and $109 million in 2009.

(b)	Included in Corporate and Other is a $19 million charge related to the adoption of highly inflationary accounting in Venezuela.

Commentary:

•

Operating profit in North America decreased 6.3 percent as cost savings, higher net selling prices, and the positive impact from increased manufacturing volumes as a result of production curtailment in the year-ago period, were more than offset by inflation in input costs, increases in marketing, research and general expenses and lower sales volumes.

•

Operating profit outside North America increased 2.1 percent as cost savings, higher sales volumes, higher net selling prices, and the positive impact from increased manufacturing volumes as a result of production curtailment in the year-ago period, were partially offset by inflation in input costs, unfavorable currency effects and increases in marketing, research and general expenses.

Additional Income Statement Commentary

•	Interest expense for the first nine months of 2010 was $31 million lower than the prior year primarily due to a lower average level of debt and lower interest rates.

•

For the first nine months, the Corporation’s effective tax rate was 32.3 percent in 2010 compared with 29.3 percent in 2009. The difference includes the nondeductible currency losses resulting from the adoption of highly inflationary accounting in Venezuela and changes in tax law related to U.S. health care reform legislation, including a charge related to the Medicare Part D subsidy.

•

The Corporation’s share of net income of equity companies for the first nine months of 2010 increased to $130 million from $116 million in 2009, principally due to higher net income at Kimberly-Clark de Mexico.

Liquidity and Capital Resources

•

Cash provided by operations for the first nine months of 2010 was $1.8 billion, a decrease of approximately 28 percent from $2.5 billion in the prior year. The decrease is primarily related to an increase in working capital in 2010 compared to a significant decrease in the prior year. On the other hand, pension plan contributions to the Corporation’s defined benefit pension plans totaled approximately $230 million in 2010 versus $718 million in 2009.

•

Capital spending for the first nine months was $611 million compared with $563 million last year. The Corporation anticipates that full year 2010 capital spending will be between $900 million and $1.0 billion.

•	At September 30, 2010, total debt and redeemable securities was $6.5 billion, essentially even with December 31, 2009.

•

The Corporation’s short-term debt as of September 30, 2010 was $254 million (included in Debt payable within one year on the Condensed Consolidated Balance Sheet) and consisted mainly of commercial paper, as well as short-term bank financing by certain affiliates of the Corporation. The average month-end balance of short-term debt for the third quarter of 2010 was $423 million. These short-term borrowings provide supplemental funding for supporting the Corporation’s operations. The level of short-term debt during a quarter generally fluctuates depending upon the business’ operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.

•	During the third quarter of 2010, the Corporation issued $250 million 3.265% Notes due August 1, 2020, and used the net proceeds to repay floating rate notes that matured on July 30, 2010.

•

During the third quarter of 2010, the Corporation repurchased approximately 3.1 million shares of its common stock at a cost of about $200 million. Year-to-date, the Corporation has repurchased approximately 11.2 million shares for a total cost of $700 million. The Corporation expects to repurchase $800 million of its common stock in 2010.

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

For the full year 2009, K-C Venezuela represented approximately 3 percent of consolidated net sales, and 1 percent of consolidated operating profit and net income attributable to the Corporation. However, the currency exchange limitations have negatively impacted K-C Venezuela’s ability to import U.S. dollar-denominated finished goods and raw materials. While this has not had a material effect on the Corporation’s 2010 earnings, third quarter sales volumes of K-C Venezuela were significantly lower than 2009 levels, a trend which is expected to continue in the fourth quarter of the year. At September 30, 2010, the Corporation’s net investment in K-C Venezuela was $162 million.

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

Business Outlook

The Corporation plans to continue to strengthen its brands, pursue targeted growth initiatives and invest for future growth with higher levels of marketing and innovation spending. The Corporation continues to expect that strategic marketing spending will rise at a faster pace than sales in 2010. Management continues to closely monitor the overall economic environment, particularly market demand in North America. The Corporation continues to focus on reducing costs, generating incremental cost savings and controlling discretionary spending.

Information Concerning Forward-Looking Statements

Certain matters contained in this report concerning the business outlook, including economic conditions, anticipated raw material and energy costs, anticipated currency rates and exchange risk, anticipated impact of acquisitions, cost savings, distributor and end user purchases, cash flow and uses of cash, capital spending, discretionary spending levels, marketing and innovation spending, anticipated financial and operating results, revenue realization strategies, contingencies and anticipated transactions of the Corporation constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting the Corporation. There can be no assurance that these future events will occur as anticipated or that the Corporation’s results will be as estimated. For a description of certain factors that could cause the Corporation’s future results to differ materially from those expressed in any such forward-looking statements, see Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Risk Factors.”

Item 4.	Controls and Procedures.

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2010. There have been no significant changes during the quarter covered by this report in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Corporation repurchases shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2010, the Corporation anticipates purchasing $800 million of its common stock. All share repurchases by the Corporation during the first nine months of 2010 were made through a broker in the open market.

The following table contains information for shares repurchased during the third quarter of 2010. None of the shares in this table was repurchased directly from any officer or director of the Corporation.

Period (2010)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 to 31	659,000	$62.80	26,811,411	23,188,589
August 1 to 31	1,250,000	64.90	28,061,411	21,938,589
September 1 to 30	1,171,000	66.09	29,232,411	20,767,589

Total	3,080,000

(a)

Share repurchases were made pursuant to a share repurchase program authorized by the Corporation’s Board of Directors on July 23, 2007 that allows for the repurchase of 50 million shares in an amount not to exceed $5 billion.

In addition, during the third quarter of 2010, the Corporation purchased 3,657 shares for a cost of $226,366 and 3,104 shares for a cost of $199,636 in July and August, respectively, from current or former employees in connection with the exercise of employee stock options and other awards.

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

Exhibit No. (10)v. Letter Agreement between Kimberly-Clark Corporation and Elane Stock, filed herewith.

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
Michael T. Azbell
Vice President and Controller
(principal accounting officer)

November 8, 2010

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)v.	Letter Agreement between Kimberly-Clark Corporation and Elane Stock, filed herewith.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS*	XBRL Instance Document

(101).SCH*	XBRL Taxonomy Extension Schema Document

(101).CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB*	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”