Form 10-K
period 2010-12-31
KIMBERLY CLARK CORP
filed 2011-02-23
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2010 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $24.8 billion.

As of February 11, 2011, there were 404,377,352 shares of Kimberly-Clark common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for Kimberly-Clark’s Annual Meeting of Stockholders to be held on April 21, 2011 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

PART I

ITEM 1.    BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. We are a global company focused on leading the world in essentials for a better life through product innovation and building our personal care, consumer tissue, K-C Professional & Other and health care brands. We are principally engaged in the manufacturing and marketing of a wide range of essential products to improve people’s lives around the world. Most of these products are made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency. Unless the context indicates otherwise, the terms “Corporation,” “Kimberly-Clark,” “K-C,” “we,” “our” and “us” refer to Kimberly-Clark Corporation and its consolidated subsidiaries.

For financial information by business segment and geographic area, and information about our principal products and markets, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Item 8, Note 20 to the Consolidated Financial Statements.

Recent Developments

Effective January 1, 2010, our Venezuelan subsidiary (“K-C Venezuela”) began accounting for its operations as highly inflationary. As a result, we remeasured K-C Venezuela’s bolivar-denominated net monetary asset position using a parallel exchange rate of approximately 6 bolivars per U.S. dollar and recorded an after-tax charge of $96 million in the first quarter of 2010. For additional information, see MD&A and Item 8, Note 4 to the Consolidated Financial Statements.

On January 21, 2011, we initiated a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and K-C Professional businesses. The restructuring is expected to be completed by the end of 2012 and will involve the streamlining, sale or closure of 5 to 6 of our manufacturing facilities around the world. In conjunction with these actions, we will be exiting certain non-strategic products, primarily non-branded offerings, and transferring some production to lower-cost facilities in order to improve overall profitability and returns. For additional information, see MD&A and Item 8, Note 19 to the Consolidated Financial Statements.

During 2010, we repurchased approximately 12.8 million shares of our common stock at a cost of about $800 million. We expect to repurchase $1.5 billion of our common stock in 2011, subject to market conditions. For additional information see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and MD&A.

Description of Kimberly-Clark

We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments. Information on these four segments, as well as their principal sources of revenue, is included below.

•

Personal Care, which manufactures and markets disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, and related products. Products in this segment are primarily for household use and are sold under a variety of brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

•

Consumer Tissue, which manufactures and markets facial and bathroom tissue, paper towels, napkins and related products for household use. Products in this segment are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Hakle, Page and other brand names.

•

K-C Professional & Other, which manufactures and markets facial and bathroom tissue, paper towels, napkins, wipers and a range of safety products for the away-from-home marketplace. Products in this segment are sold under the Kimberly-Clark, Kleenex, Scott, WypAll, Kimtech, KleenGuard, Kimcare and Jackson brand names.

PART I

(Continued)

•

Health Care, which manufactures and markets health care products such as surgical drapes and gowns, infection control products, face masks, exam gloves, respiratory products, pain management products and other disposable medical products. Products in this segment are sold under the Kimberly-Clark, Ballard, ON-Q and other brand names.

These reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute our global strategies to drive growth and profitability of our worldwide Personal Care, Consumer Tissue, K-C Professional & Other and Health Care operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses.

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

Net sales to Wal-Mart Stores, Inc. were approximately 13 percent in both 2010 and 2009, and 14 percent in 2008.

Patents and Trademarks

We own various patents and trademarks registered domestically and in many foreign countries. We consider the patents and trademarks which we own and the trademarks under which we sell certain of our products to be material to our business. Consequently, we seek patent and trademark protection by all available means, including registration.

Raw Materials

Cellulose fiber, in the form of kraft pulp or fiber recycled from recovered waste paper, is the primary raw material for our tissue products and is a component of disposable diapers, training pants, feminine pads and incontinence care products.

Superabsorbent materials are important components of disposable diapers, training and youth pants and incontinence care products. Polypropylene and other synthetics and chemicals are the primary raw materials for manufacturing nonwoven fabrics, which are used in disposable diapers, training and youth pants, wet wipes, feminine pads, incontinence and health care products, and away-from-home wipers.

Most recovered paper, synthetics, pulp and recycled fiber are purchased from third parties. We consider the supply of these raw materials to be adequate to meet the needs of our businesses. See Item 1A, “Risk Factors.”

Competition

We have several major competitors in most of our markets, some of which are larger and more diversified than us. The principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price, and marketing and distribution capabilities. For additional discussion of the competitive environment in which we conduct our business, see Item 1A, “Risk Factors.”

PART I

(Continued)

Research and Development

Research and development expenditures are directed toward new or improved personal care, tissue, wiping, safety and health care products and nonwoven materials. Consolidated research and development expense was $317 million in 2010, $301 million in 2009 and $297 million in 2008.

Foreign Market Risks

We operate and market our products globally, and our business strategy includes targeted growth in Asia, Latin America, the Middle East and Eastern Europe. See Item 1A, “Risk Factors” for a discussion of foreign market risks that may affect our financial results.

Environmental Matters

Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at our facilities are expected to be as follows:

	2011	2012
	(Millions of dollars)
Facilities in U.S.	$14	$8
Facilities outside U.S.	30	14

Total	$44	$22

Total worldwide operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs are expected to be as follows:

	2011	2012
	(Millions of dollars)
Facilities in U.S.	$87	$88
Facilities outside U.S.	78	73

Total	$165	$161

Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. These expected amounts do not include potential remediation costs associated with our pulp and tissue restructuring plan (see “Recent Developments”) as the outcome related to the streamlining, sale or closure of the 5 to 6 facilities is not known. Current environmental spending estimates could be modified as a result of changes in our plans, changes in legal requirements, including any requirements related to global climate change, or other factors.

Employees

In our worldwide consolidated operations, we had approximately 57,000 employees as of December 31, 2010.

Available Information

We make financial information, news releases and other information available on our corporate website at www.kimberly-clark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on

PART I

(Continued)

Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after we file these reports and amendments with, or furnish them to, the Securities and Exchange Commission (“SEC”). Stockholders may also contact Stockholder Services, P.O. Box 612606, Dallas, Texas 75261-2606 or call 972-281-1522 to obtain a hard copy of these reports without charge.

ITEM 1A.    RISK FACTORS

Our business faces many risks and uncertainties that we cannot control. Any of the risks discussed below, as well as factors described in other places in this Form 10-K, or in our other filings with the SEC, could adversely affect our business, consolidated financial position, results of operations or cash flows. In addition, these items could cause our future results to differ from those in any of our forward-looking statements. These risks are not the only ones we face. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

Significant increases in prices for raw materials, energy, transportation and other necessary supplies and services, without corresponding increases in our selling prices, could adversely affect our financial results.

Increases in the cost of and availability of raw materials, including pulp and petroleum-based materials, the cost of energy, transportation and other necessary services, supplier constraints, an inability to maintain favorable supplier arrangements and relations or an inability to avoid disruptions in production output caused by events such as natural disasters, power outages, labor strikes, governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change concerns, and the like could have an adverse effect on our financial results.

Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered waste paper, is used extensively in our tissue products and is subject to significant price fluctuations due to the cyclical nature of these fiber markets. Cellulose fiber, in the form of fluff pulp, is a key component in our personal care products. Increases in pulp prices could adversely affect our earnings if selling prices for our finished products are not adjusted or if these adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.

A number of our products, such as diapers, training and youth pants, incontinence care products, disposable wipes and various health care products, contain certain materials that are principally derived from petroleum. These materials are subject to price fluctuations based on changes in petroleum prices, availability and other factors. We purchase these materials from a number of suppliers. Significant increases in prices for these materials could adversely affect our earnings if selling prices for our finished products are not adjusted or if adjustments significantly trail the increases in prices for these materials. Derivative instruments have not been used to manage these risks.

Although we believe that the supplies of raw materials needed to manufacture our products are adequate, global economic conditions, supplier capacity constraints, natural disasters and other factors (including actions taken to address climate change and related market responses) could affect the availability of, or prices for, those raw materials.

Our manufacturing operations utilize electricity, natural gas and petroleum-based fuels. To ensure that we use all forms of energy cost-effectively, we maintain ongoing energy efficiency improvement programs at all of our manufacturing sites. Our contracts with energy suppliers vary as to price, payment terms, quantities and duration. Our energy costs are also affected by various market factors including the availability of supplies of

PART I

(Continued)

particular forms of energy, energy prices and local and national regulatory decisions (including actions taken to address climate change and related market responses). There can be no assurance that we will be fully protected against substantial changes in the price or availability of energy sources. Derivative instruments are used to manage a portion of natural gas price risk in accordance with our risk management policy.

Increased pricing pressure, intense competition for sales of our products and the inability to innovate effectively could have an adverse effect on our financial results.

We compete in intensely competitive markets against well-known, branded products and low-cost or private label products both domestically and internationally. Inherent risks in our competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of consolidation within retailer and distribution channels, and competitive reaction. Our competitors for these markets include not only our traditional competitors but also private label manufacturers, low-cost manufacturers and rapidly-expanding international manufacturers. These competitors may have greater financial resources and greater market penetration, which enable them to offer a wider variety of products and services at more competitive prices. Alternatively, some of these competitors may have significantly lower product development and manufacturing costs, allowing them to offer products at a lower cost. The actions of these competitors could adversely affect our financial results. It may be necessary for us to lower prices on our products and increase spending on advertising and promotions, each of which could adversely affect our financial results.

Our ability to develop new products is affected by whether we can successfully anticipate consumer needs and preferences, develop and fund technological innovations, and receive and maintain necessary patent and trademark protection. In addition, we incur substantial development and marketing costs in introducing new and improved products and technologies. The introduction of a new consumer product (whether improved or newly developed) usually requires substantial expenditures for advertising and marketing to gain recognition in the marketplace. If a product gains consumer acceptance, it normally requires continued advertising and promotional support to maintain its relative market position. Some of our competitors are larger and have greater financial resources. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions.

There is no guarantee that we will be successful in developing new and improved products and technologies necessary to compete successfully in the industry or that we will be successful in advertising, marketing, timely launching and selling our products.

Global economic conditions, including recessions or slow economic growth, and continuing global credit market volatility, could continue to adversely affect our business and financial results.

Unfavorable global economic conditions, including the impact of recessions, slow economic growth, economic and pricing instability and credit market volatility, may continue to negatively affect our business and financial results. These economic conditions could negatively impact:

•	consumer demand for our products, including shifting consumer purchasing patterns to lower-cost options such as private-label products,

•	demand by businesses for our products, including effects of increased unemployment and cost savings efforts of those customers,

•	the mix of our products’ sales, and

•	our ability to collect accounts receivable on a timely basis from certain customers.

PART I

(Continued)

Ongoing volatility in global commodity, currency and financial markets has continued to result in uncertainty in the business environment. We rely on access to the credit markets, specifically the commercial paper and public bond markets, to provide supplemental funding for our operations. Although we have not experienced a disruption in our ability to access the credit markets, it is possible that we may have difficulty accessing the credit markets in the future, which may disrupt our businesses or further increase our cost of funding our operations.

Prolonged recessions, slow economic growth or credit market disruptions could result in decreased revenue, margins and earnings.

Changes in the policies of our retail trade customers and increasing dependence on key retailers in developed markets may adversely affect our business.

Our products are sold in a highly competitive global marketplace, which is experiencing increased concentration and the growing presence of large-format retailers and discounters. With the consolidation of retail trade, especially in developed markets such as the U.S., Europe and Australia, we are increasingly dependent on key retailers, and some of these retailers, including large-format retailers, may have greater bargaining power. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, additional requirements related to safety, environmental, social and other sustainability issues, and other conditions. If we lose a significant customer or if sales of our products to a significant customer materially decrease, our business, financial condition and results of operations may be materially adversely affected.

If we are unable to hire, develop or retain key employees or a skilled and diverse workforce, it could have an adverse effect on our business.

Our strategy includes a focus on hiring, developing and retaining our management team and a skilled and diverse international workforce. A skilled and diverse international workforce is a significant factor in developing product innovation, as well as providing key viewpoints representative of our international consumer base. We compete to hire new employees and then seek to train them to develop their skills. Unplanned turnover or failure to develop an effective succession plan for our leadership positions, or to hire and retain a diverse, skilled workforce, could increase our operating costs and adversely affect our results of operations. There can be no assurance that we will be able to successfully recruit, develop and retain the key personnel that we need.

Our international operations are subject to foreign market risks, including foreign exchange risk, currency restrictions and political instability, which may adversely affect our financial results.

Because we and our equity companies have manufacturing facilities in 39 countries, with products sold in more than 150 countries, our results may be substantially affected by foreign market risks. We are subject to the impact of economic and political instability in developing countries.

We are subject to the movement of various currencies against each other and versus the U.S. dollar. A portion of the exposures, arising from transactions and commitments denominated in non-local currencies, is systematically managed through foreign currency forward and swap contracts. We do not generally hedge our translation exposure with respect to foreign operations.

Weaker foreign currency exchange rates increase the potential impact of forecasted increases in dollar-based input costs for operations outside the U.S. There can be no assurance that we will be protected against substantial foreign currency fluctuations.

PART I

(Continued)

In addition, we face increased risks in our international operations, including currency restrictions, adverse political and economic conditions, legal and regulatory constraints, tariffs and other trade barriers, risks of expropriation, difficulties in enforcing contractual and intellectual property rights, and potentially adverse tax consequences. Each of these factors could adversely affect our financial results. See MD&A and Item 8, Note 4 to the Consolidated Financial Statements, for information about the effects of currency restrictions, currency devaluation and inflation in Venezuela on our financial results in 2010.

In addition, intense competition in European personal care and tissue markets, and the challenging economic, political and competitive environments in Latin America, Eastern Europe, Africa and Asia may slow our sales growth and earnings potential. Our success internationally also depends on our ability to acquire or form successful business alliances, and there is no guarantee that we will be able to acquire or form these alliances. In addition, there can be no assurance that our products will be accepted in any particular market.

There is no guarantee that our ongoing efforts to reduce costs will be successful.

We continue to implement plans to improve our competitive position by achieving cost reductions in our operations. In addition, we expect ongoing cost savings from our continuous improvement activities. We anticipate these continuing cost savings will result from reducing material costs and manufacturing waste and realizing productivity gains, distribution efficiencies and overhead reductions in each of our business segments. See MD&A. If we cannot successfully implement our cost savings plans, we may not realize all anticipated benefits. Any negative impact these plans have on our relationships with employees or customers or any failure to generate the anticipated efficiencies and savings could adversely affect our financial results.

Damage to the reputation of Kimberly-Clark or to one or more of our brands could adversely affect our business.

Developing and maintaining our reputation, as well as the reputation of our brands, is a critical factor in our relationship with consumers, customers, suppliers and others. Our inability to address adverse publicity or other issues, including concerns about product safety, quality, efficacy or similar matters, real or perceived, could negatively impact sentiments towards us and our products, and our business and financial results could suffer. Our business and results could also be negatively impacted by the effects of a significant product recall, product-related litigation, allegations of product tampering or contamination or the distribution and sale of counterfeit products.

Our sales may not occur as estimated.

There is no guarantee that we will be able to anticipate consumer preferences, estimate sales of new products, estimate changes in population characteristics and the acceptance of our products in new markets or anticipate changes in technology and competitive responses. As a result, we may not be able to achieve anticipated sales.

Pending litigation, administrative actions, tax matters, regulatory requirements and new legal requirements could have an adverse effect.

There is no guarantee that we will be successful in defending against legal and administrative actions or in asserting our rights under various laws, including intellectual property laws. In addition, we could incur substantial costs in defending against or in asserting our rights in these actions.

We are subject to income tax requirements in various jurisdictions in the United States and internationally. Increases in applicable tax rates, changes in applicable tax laws and actions by tax authorities in jurisdictions in which we operate could reduce our after-tax income and have an adverse effect on our results of operations.

PART I

(Continued)

Aspects of our business, including Health Care, are subject to many laws and governmental regulations, including regulations by the Food and Drug Administration and comparable foreign agencies, as well as potential litigation. Adverse regulatory action, including a recall, or product liability or other litigation may adversely affect our financial condition and business operations.

Our sales and results of operations also may be adversely affected by new legal requirements, including health care reform legislation and climate change and other environmental legislation and regulations. The costs and other effects of pending litigation and administrative actions against us and new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs to us, directly for our compliance or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs or reduced availability of raw materials.

Although we believe that none of these proceedings or requirements will have a material adverse effect on us, there can be no assurance that the outcome of these proceedings or effects of new legal requirements will be as expected. See Item 3, “Legal Proceedings”.

We may acquire or divest product lines or businesses, which could impact our results.

We may pursue acquisitions of new product lines or businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired product lines or businesses, estimation and assumption of liabilities and contingencies, personnel turnover and the diversion of management’s attention from other business concerns. We may be unable to identify suitable additional acquisition candidates or may be unable to successfully integrate and manage product lines or businesses that we have acquired or may acquire in the future. In addition, we may be unable to achieve anticipated benefits or cost savings from acquisitions in the timeframe we anticipate, or at all.

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

Moreover, acquisitions could result in substantial additional indebtedness, exposure to contingent liabilities such as litigation or the impairment of goodwill or other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

Alternatively, we may periodically divest product lines or businesses, which may adversely impact our results if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested products or businesses.

We obtain certain manufactured products and administrative services from third parties. If the third-party providers fail to satisfactorily perform, our operations could be adversely impacted.

Third parties manufacture some of our products and provide certain administrative services. Disruptions or delays at the third-party manufacturers or service providers due to regional economic, business, environmental, or political events, or information technology system failures or military actions, or the failure of these manufacturers or service providers to otherwise satisfactorily perform, could adversely impact our operations, sales, payments to our vendors, employees, and others, and our ability to report financial and management

PART I

(Continued)

information on a timely and accurate basis. Administrative functions transferred to third-party service providers include certain information technology, finance and accounting, sourcing and supply management, and human resources services. Although moving these administrative functions to third-party service providers has improved certain capabilities and lowered our cost of operations, we could experience disruptions in the quality and timeliness of the services.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own or lease:

•	our principal executive offices, located in the Dallas, Texas metropolitan area;

•	five operating segment and geographic headquarters at two U.S. and three international locations; and

•	four administrative centers at two U.S. and two international locations.

The locations of our and our equity affiliates’ principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
United States (in 20 states)	27
Canada	1
Europe	20
Asia, Latin America and Other	64

Worldwide Total (in 39 countries)	112

Many of these facilities produce multiple products. The types of products produced by these facilities are as follows:

Products Produced:	Number of Facilities
Tissue, including consumer tissue and K-C Professional & Other products	69
Personal Care	51
Health Care	15

Management believes that our and our equity affiliates’ facilities are suitable for their purpose, adequate to support their businesses and well maintained. On January 21, 2011, we initiated a pulp and tissue restructuring plan, which will involve the streamlining, sale or closure of 5 to 6 of our manufacturing facilities around the world. See “Recent Developments”.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to various lawsuits and claims pertaining to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.

PART I

(Continued)

We are subject to federal, state and local environmental protection laws and regulations with respect to our business operations and are operating in compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. We have been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites. None of our compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

In 2007, the Delaware County Regional Water Quality Authority (“Delcora”) initiated actions alleging that we underreported the quantity of effluent discharged to Delcora from our Chester Mill for several years due to an inaccurate effluent flow metering device and that, as a result, we owed Delcora $19.5 million. Delcora is a public agency that operates a sewerage system that serves our Chester Mill, as well as other industrial and municipal customers. Delcora also regulates the discharge of wastewater from the Chester Mill. We denied that we violated any environmental requirements and disputed Delcora’s calculation of amounts owed for past wastewater treatment services. In January 2011, the parties conducted a mediation that yielded a settlement agreement in which we will pay Delcora $250,000 as a monetary sanction and $3.75 million to settle the dispute over historic charges for wastewater treatment services. As a result of this settlement, the actions initiated by Delcora in 2007 will be dismissed with prejudice and other pending disputes between the parties were resolved.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of our executive officers as of February 23, 2011, together with certain biographical information, are as follows:

Robert E. Abernathy, 56, was elected Group President—North Atlantic Consumer Products in 2008. He is responsible for our consumer business in North America and Europe and the related customer development and supply chain organizations, as well as our Global Nonwovens business. Mr. Abernathy joined Kimberly-Clark in 1982. His past responsibilities at Kimberly-Clark have included overseeing its businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa, as well as operations and major project management in North America. He was appointed Vice President—North American Diaper Operations in 1992; Managing Director of Kimberly-Clark Australia Pty. Limited in 1994; Group President of our Business-to-Business segment in 1998 and Group President—Developing and Emerging Markets in 2004. He is a director of The Lubrizol Corporation.

Joanne B. Bauer, 55, was elected President—Global Health Care in 2006. She is responsible for our global health care business, which includes a variety of medical supplies and devices. Ms. Bauer joined Kimberly-Clark in 1981. Her past responsibilities have included various marketing and management positions in the Adult Care and Health Care businesses. She was appointed Vice President of KimFibers, Ltd. in 1996; Vice President of Global Marketing for Health Care in 1998; and President of Health Care in 2001.

Robert W. Black, 51, was elected Group President—K-C International in 2008. He is responsible for our businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa. Prior to joining Kimberly-Clark in 2006 as Senior Vice President and Chief Strategy Officer, Mr. Black served as Chief Operating Officer of Sammons Enterprises, a multi-faceted conglomerate, from 2004 to 2005. From 1994 to 2004, Mr. Black held various senior leadership positions in marketing, strategy, corporate development and international management with Steelcase, Inc., a leading office furniture products and related services company. As President of Steelcase International from 2000 to 2004, he led operations in more than 130 countries.

Christian A. Brickman, 46, was elected President—Global K-C Professional in September 2010. He is responsible for our global professional business, which includes commercial tissue and wipers, and skin care,

PART I

(Continued)

safety and Do-It-Yourself products. Mr. Brickman joined Kimberly-Clark in 2008 as Senior Vice President and Chief Strategy Officer. Prior to joining Kimberly-Clark, Mr. Brickman served as a Principal of McKinsey & Company, Inc., a management consulting firm, from 2003 to 2008, and as an Associate Principal from 2001 to 2003.

Mark A. Buthman, 50, was elected Senior Vice President and Chief Financial Officer in 2003. Mr. Buthman joined Kimberly-Clark in 1982. He has held various positions of increasing responsibility in operations, finance and strategic planning. Mr. Buthman was appointed Vice President of Strategic Planning and Analysis in 1997 and Vice President of Finance in 2002.

Thomas J. Falk, 52, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President—Global Tissue, Pulp and Paper in 1998, where he was responsible for Kimberly-Clark’s global tissue businesses. Earlier in his career, Mr. Falk had responsibility for Kimberly-Clark’s North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined Kimberly-Clark in 1983 and has held other senior management positions. He has been a director of Kimberly-Clark since 1999. He also serves on the board of directors of Lockheed Martin Corporation, Catalyst Inc. and the University of Wisconsin Foundation, and serves as a governor of the Boys & Girls Clubs of America.

Lizanne C. Gottung, 54, was elected Senior Vice President and Chief Human Resources Officer in 2002. She is responsible for leading the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and corporate health services. Ms. Gottung joined Kimberly-Clark in 1981. She has held a variety of human resources, manufacturing and operational roles of increasing responsibility, including Vice President of Human Resources from 2001 to 2002. She is a director of Louisiana-Pacific Corporation.

Thomas J. Mielke, 52, was elected Senior Vice President—Law and Government Affairs and Chief Compliance Officer in 2007. His responsibilities include our legal affairs, internal audit and government relations activities. Mr. Mielke joined Kimberly-Clark in 1988. He held various positions within the legal function and was appointed Vice President and Chief Patent Counsel in 2000, and Vice President and Chief Counsel—North Atlantic Consumer Products in 2004.

Anthony J. Palmer, 51, was elected Senior Vice President and Chief Marketing Officer in 2006. He also assumed leadership of our innovation organization in March 2008. He is responsible for leading the growth of enterprise-wide strategic marketing capabilities and the development of high-return marketing programs to support our business initiatives. Prior to joining Kimberly-Clark in 2006, he served in a number of senior marketing and general management roles at the Kellogg Company, a producer of cereal and convenience foods, from 2002 to 2006, including as managing director of Kellogg’s U.K. business.

Jan B. Spencer, 55, was elected Senior Vice President—Continuous Improvement, Sourcing and Sustainability in September 2010. He is responsible for leading the strategic direction of our continuous improvement, lean and global sourcing initiatives, as well as our sustainability efforts. Mr. Spencer joined Kimberly-Clark in 1979. His past responsibilities have included various sales and management positions in Europe and the U.S. He was appointed Vice President Research, Development & Engineering in the Away From Home sector in 1996; Vice President, Wiper Business in 1998; Vice President, European Operations, Engineering, Supply Chain in the K-C Professional sector in 2000; President, KCP Europe in 2002; President, KCP North America in 2003; President—K-C Professional North Atlantic in 2004; and President—Global K-C Professional in 2006.

PART I

(Continued)

Elane B. Stock, 46, was elected Senior Vice President and Chief Strategy Officer in September 2010. She is responsible for leading the development and monitoring of our strategic plans and processes to enhance our enterprise growth initiatives. Prior to joining Kimberly-Clark, Ms. Stock served as national vice president of strategy for the American Cancer Society from 2008 to 2010. From 2007 to 2008, she was a regional manager at Georgia Pacific (Koch Industries). Ms. Stock was a partner at McKinsey & Company, Inc. in Ireland from 2005 to 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend and market price data included in Item 8, Note 22 to the Consolidated Financial Statements are incorporated in this Item 5 by reference.

Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October. The dividend reinvestment service of Computershare Investor Services is available to our stockholders of record. This service makes it possible for our stockholders of record to have their dividends automatically reinvested in common stock and to make additional cash investments.

Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.

As of February 11, 2011, we had 27,955 holders of record of our common stock.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.

We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2010, we purchased $800 million of our common stock. All our share repurchases were made through a broker in the open market.

The following table contains information for shares repurchased during the fourth quarter of 2010. None of the shares in this table was repurchased directly from any of our officers or directors.

Period (2010)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to 31	492,000	$65.54	29,724,411	20,275,589
November 1 to 30	520,000	62.08	30,244,411	19,755,589
December 1 to 31	567,000	62.50	30,811,411	19,188,589

Total	1,579,000

(1)	All share repurchases between October 1, 2010 and December 31, 2010 were made pursuant to a share repurchase program authorized by the Corporation’s Board of Directors on July 23, 2007, which allows for the repurchase 50 million shares in an amount not to exceed $5.0 billion. In January 2011, the Board of Directors authorized an additional share repurchase program which provides for purchases up to 50 million shares, in an amount not to exceed $5.0 billion.

During October, November and December 2010, we withheld for taxes the following shares from current or former employees with respect to our stock-based compensation plans.

Month	Shares	Amount
October	20,565	$1,302,587
November	18,573	1,154,583
December	—	—

PART II

(Continued)

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	(In Millions, except per share amounts)
	2010	2009	2008	2007	2006
Net Sales	$19,746	$19,115	$19,415	$18,266	$16,747
Gross Profit	6,550	6,420	5,858	5,704	5,082
Operating Profit	2,773	2,825	2,547	2,616	2,102
Share of net income of equity companies	181	164	166	170	219	(a)
Net Income	1,943	1,994	1,829	1,951	1,595
Net income attributable to noncontrolling interests	(100)	(110)	(139)	(128)	(95)
Net Income Attributable to Kimberly-Clark Corporation	1,843	1,884	1,690	1,823	1,500
Per Share Basis:
Basic	4.47	4.53	4.04	4.11	3.26
Diluted	4.45	4.52	4.03	4.08	3.24
Cash Dividends Per Share
Declared	2.64	2.40	2.32	2.12	1.96
Paid	2.58	2.38	2.27	2.08	1.92
Total Assets	19,864	19,209	18,089	18,440	17,067
Long-Term Debt	5,120	4,792	4,882	4,394	2,276
Total Stockholders’ Equity	6,202	5,690	4,261	5,687	6,502

(a)	Kimberly-Clark’s share of net income includes a gain of approximately $46 million from the sale by Kimberly-Clark de Mexico, S.A.B. de C.V. of its pulp and paper business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This MD&A is intended to provide investors with an understanding of our past performance, financial condition and prospects. The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2010 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Variable Interest Entities

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	New Accounting Standards

•	Business Outlook

•	Forward-Looking Statements

PART II

(Continued)

Overview of Business

We are a global company focused on leading the world in essentials for a better life, with manufacturing facilities in 36 countries and products sold in more than 150 countries. Our products are sold under such well-known brands as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. We have four reportable global business segments: Personal Care, Consumer Tissue, K-C Professional & Other, and Health Care. These global business segments are described in greater detail in Item 8, Note 20 to the Consolidated Financial Statements.

In managing our global business, we believe that developing new and improved products, managing commodity and currency risks, responding effectively to competitive challenges, obtaining and maintaining leading market shares, controlling costs, and responding effectively to current and developing global economic environments are important to our long-term success. The discussion and analysis of results of operations and other related information will refer to these factors.

•

Product innovation—Past results and future prospects depend in large part on product innovation. We rely on our ability to develop and introduce new or improved products to drive sales and volume growth and to achieve and maintain category leadership. In order to introduce new or improved products, the technology to support those products must be acquired or developed. Innovation spending is directed towards new or improved personal care, tissue, industrial wipers, safety and health care products and nonwoven materials.

•

Commodity and foreign currency risks—We are exposed to changes in commodity prices, and as a multinational enterprise, we are also exposed to changes in foreign currency exchange rates. Our ability to effectively manage these risks can have a material effect on our results of operations.

•

Competitive environment—Past results and future prospects are significantly affected by the competitive environment in which we operate. We experience intense competition for sales of our principal products in our major markets, both domestically and internationally. Our products compete with widely-advertised, well-known, branded products, as well as private label products, which are typically sold at lower prices. We have several major competitors in most of our markets, some of which are larger and more diversified. The principal methods and elements of competition include brand recognition and loyalty, price, product innovation, quality and performance, and marketing and distribution capabilities.

We increased promotional and strategic marketing spending in 2009 and 2010 to support new or improved product introductions, further build brand equity and enable competitive pricing in order to protect the position of our products in the market. We expect competition to continue to be intense in 2011.

•

Market shares—Achieving leading market shares in our principal products in key categories has been an important part of our past performance. We hold the number 1 or 2 share positions in more than 80 countries. Achieving and maintaining leading market shares is important because of ongoing consolidation of retailers and the trend of leading merchandisers seeking to stock only the top competitive brands.

•

Cost controls—To maintain or improve our competitive position, we must control our manufacturing, distribution and other costs. We have achieved cost savings from reducing material costs and manufacturing waste, and realizing productivity gains, distribution efficiencies and overhead reductions in our business segments. Our ability to control costs can be affected by changes in the price of pulp, oil and other commodities we consume in our manufacturing processes.

•

Global economic environment—Our business and financial results continue to be adversely affected by global economic uncertainty and market volatility. Although it has become more challenging to predict

PART II

(Continued)

our results in the near-term, we will continue to focus on executing our Global Business Plan strategies for the long-term health of our businesses.

Overview of 2010 Results

•	Net sales increased 3.3 percent because of an increase in sales volumes, net selling prices and improvements in product mix.

•

Operating profit decreased 1.8 percent, and net income attributable to Kimberly-Clark and diluted earnings per share decreased 2.2 percent and 1.5 percent, respectively. The benefits of the net sales increase, cost savings, a decrease in pension expense, and the effect of the 2009 organization optimization severance and related charges, were more than offset by inflation in key input costs, increased marketing, research and general expenses, and the charge related to the adoption of highly inflationary accounting for Venezuela.

•	Cash flow from operations was $2.7 billion, a decrease of 21 percent.

Results of Operations and Related Information

This section contains a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2010 results of operations. This discussion and analysis compares 2010 results to 2009, and 2009 results to 2008.

Analysis of Consolidated Net Sales

By Business Segment

	Year Ended December 31
	2010	2009	2008
	(Millions of dollars)
Personal Care	$8,670	$8,365	$8,272
Consumer Tissue	6,497	6,409	6,748
K-C Professional & Other	3,110	3,007	3,174
Health Care	1,460	1,371	1,224
Corporate & Other	9	(37)	(3)

Consolidated	$19,746	$19,115	$19,415

By Geographic Area

	Year Ended December 31
	2010	2009	2008
	(Millions of dollars)
United States	$10,480	$10,146	$10,143
Canada	684	596	574
Intergeographic sales	(445)	(322)	(256)

Total North America	10,719	10,420	10,461
Europe	3,179	3,220	3,679
Asia, Latin America and other	6,561	6,124	5,942
Intergeographic sales	(713)	(649)	(667)

Consolidated	$19,746	$19,115	$19,415

PART II

(Continued)

Commentary:

2010 versus 2009

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume	Net Price	Currency	Mix/ Other
Consolidated	3.3	1	1	—	1
Personal Care	3.6	3	—	—	1
Consumer Tissue	1.4	(2)	2	—	1
K-C Professional & Other	3.4	1	2	—	—
Health Care	6.5	7	(2)	1	—

•

Personal care net sales in North America increased about 4 percent due to an increase in sales volumes and net selling prices of 3 percent and 1 percent, respectively. The sales volume increases resulted from higher sales of feminine care and adult incontinence products, including benefits from innovation in the U by Kotex, Poise and Depend brands and higher sales of training pants and baby wipes, partially offset by lower sales of Huggies diapers.

In Europe, personal care net sales decreased about 2 percent due to unfavorable currency effects of 2 percent and a decrease in net selling prices of 1 percent, partially offset by increases in sales volumes of 1 percent.

In K-C’s International operations in Asia, Latin America, the Middle East, Eastern Europe and Africa (“K-C International”), net sales increased about 6 percent driven by a 5 percent increase in sales volumes and a 1 percent favorable currency effect. The growth in sales volumes was broad-based, with particular strength in Asia and Latin America, excluding Venezuela.

•

Consumer tissue net sales in North America decreased 1 percent as an increase in net selling prices of 2 percent and improvements in product mix of 1 percent were more than offset by a sales volume decline of 4 percent. Sales volumes were down low single-digits in bath tissue and double-digits in paper towels, primarily as a result of continued consumer trade-down to lower-priced product offerings.

In Europe, consumer tissue net sales decreased 2 percent due to unfavorable currency effects of 2 percent and a decrease in sales volumes of 2 percent, partially offset by an increase in net selling prices of 2 percent.

In K-C International, consumer tissue net sales increased about 8 percent due to an increase in net selling prices of 4 percent, favorable currency effects of 2 percent and improvements in product mix of 1 percent. Increases in net selling prices were broad-based, with particular strength in Latin America and Russia.

•

K-C Professional’s net sales in North America increased 3 percent due to higher net selling prices of about 2 percent and favorable currency effects of 1 percent. Volume comparisons benefited from the Jackson Products, Inc. (“Jackson”) acquisition in 2009 and growth in the wiper and safety categories, while washroom product volumes declined in a continued challenging economic environment. In Europe, sales of K-C Professional products decreased 1 percent, as an increase in sales volumes of 3 percent was more than offset by unfavorable currency effects of 3 percent and lower net selling prices of 1 percent.

•

The increased sales volumes for health care products were primarily due to a 9 percent benefit from the acquisition of I-Flow Corporation (“I-Flow”) in late November 2009, as well as volume increases in

PART II

(Continued)

other medical devices, which were more than offset by declines in supplies, including the impact from increased face mask demand in 2009 related to the H1N1 influenza virus.

Commentary:

2009 versus 2008

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume	Net Price	Currency	Mix/ Other
Consolidated	(1.5)	(1)	4	(5)	—
Personal Care	1.1	2	5	(6)	—
Consumer Tissue	(5.0)	(3)	3	(5)	—
K-C Professional & Other	(5.3)	(6)	4	(4)	1
Health Care	12.0	14	—	(2)	—

•

Personal care net sales in North America decreased about 1 percent due to a decline in sales volumes of 1 percent and unfavorable currency effects of 1 percent, partially offset by higher net selling prices of more than 1 percent. The higher net selling prices resulted from price increases implemented during 2008, net of 2009 increased promotional activity primarily for Huggies diapers to match competitive actions. The sales volume declines resulted from lower sales of training pants, due to category weakness, and modestly lower volumes for Huggies diapers. These declines were partially offset by higher volumes for K-C’s adult incontinence brands, including benefits from innovation of Depend products.

In Europe, personal care net sales decreased about 10 percent as unfavorable currency effects of 12 percent and decreased net selling prices of 2 percent were partially offset by increased sales volumes of 4 percent. The volume increase was driven by growth of Huggies diapers in Central Europe and in our four core markets—the U.K., France, Italy and Spain.

In K-C International, net sales increased about 5 percent driven by a more than 11 percent increase in net selling prices and 4 percent increase in sales volumes, partially offset by a 10 percent unfavorable currency effect. The growth in net selling prices was broad-based, with particular strength throughout Latin America and in South Korea, Russia, and South Africa. Unfavorable currency effects were primarily in South Korea, Russia, Australia and Latin America.

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

In K-C International, consumer tissue net sales decreased 3 percent, as an increase in net selling prices of 7 percent and improvements in product mix of 1 percent were more than offset by unfavorable currency effects of 8 percent and lower sales volumes of 3 percent. The increase in net selling prices

PART II

(Continued)

resulted from price increases implemented in most markets in 2008, net of 2009 increased promotional activity. Unfavorable currency effects were primarily attributable to South Korea, Russia, Australia and Latin America.

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

Analysis of Consolidated Operating Profit

By Business Segment

	Year Ended December 31
	2010	2009	2008
	(Millions of dollars)
Personal Care	$1,764	$1,739	$1,649
Consumer Tissue	660	736	601
K-C Professional & Other	468	464	428
Health Care	174	244	143
Other (income) and expense, net	104	97	20
Corporate & Other	(189)	(261)	(254)

Consolidated	$2,773	$2,825	$2,547

By Geographic Area

	Year Ended December 31
	2010	2009	2008
	(Millions of dollars)
United States	$1,901	$2,059	$1,730
Canada	125	113	144
Europe	222	171	210
Asia, Latin America and other	818	840	737
Other (income) and expense, net	104	97	20
Corporate & Other	(189)	(261)	(254)

Consolidated	$2,773	$2,825	$2,547

In 2010, Other (income) and expense, net includes a $79 million charge and Corporate & Other includes a $19 million charge related to the adoption of highly inflationary accounting in Venezuela. See Item 8, Note 4 to

PART II

(Continued)

the Consolidated Financial Statements for additional information. In 2008, Corporate & Other includes $72 million in charges and Other (income) and expense, net includes $12 million in income related to strategic cost reductions. See Item 8, Note 6 to the Consolidated Financial Statements for additional information.

Commentary:

2010 versus 2009

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Cost(a)	Cost Savings	Currency	Other(b)
Consolidated	(1.8)	2	8	(28)	13	—	3
Personal Care	1.4	3	2	(16)	11	(3)	4
Consumer Tissue	(10.3)	(5)	21	(45)	13	(6)	12
K-C Professional & Other	0.9	(6)	14	(31)	10	(3)	17
Health Care	(28.7)	29	(9)	(19)	12	2	(44)

(a)	Includes inflation in raw materials, energy and distribution costs.

(b)	Includes the effect of the 2009 organization optimization initiative charges and related benefits. Consolidated also includes the effect of the charge related to the adoption of highly inflationary accounting in Venezuela in 2010.

•

Consolidated operating profit decreased $52 million or 1.8 percent compared to the prior year. The benefits of increases in net sales, cost savings of $370 million, and a decrease in pension expense of about $120 million, were more than offset by inflation in key cost inputs of about $790 million, and increased marketing, research and general expenses, which included higher strategic marketing spending of about $100 million, and increases related to I-Flow and to support future growth in K-C International. Comparisons were also impacted by the effect of the organization optimization initiative charges of $128 million in 2009 and related benefits in 2010, and a $98 million charge related to the adoption of highly inflationary accounting in Venezuela. Operating profit as a percent of net sales decreased to 14.0 percent from 14.8 percent last year.

•

Operating profit for the personal care segment increased 1.4 percent as higher sales volumes, higher net selling prices, and cost savings were mostly offset by inflation in key input costs, increased marketing, research and general expenses and unfavorable currency effects. In North America, operating profit increased due to cost savings, higher net selling prices, increased sales volumes, and favorable currency effects, partially offset by inflation in key cost inputs and increased marketing expenses. In Europe, operating profit increased due to cost savings partially offset by inflation in key cost inputs and decreases in net selling prices. Operating profit in K-C International decreased as higher sales volumes were more than offset by unfavorable currency effects, primarily in Venezuela, increases in marketing and general expenses and inflation in key input costs.

•

Consumer tissue segment operating profit decreased 10.3 percent. Increases in net selling prices, cost savings and lower general expenses were more than offset by inflation in key input costs, unfavorable currency effects, lower sales volumes and higher marketing expenses. Operating profit in North America decreased as increases in net selling prices and cost savings were more than offset by inflation in key input costs, lower sales volumes and higher marketing expenses. In Europe, operating profit increased as cost savings, higher net selling prices and lower general expenses were partially offset by inflation in key input costs. Operating profit in K-C International decreased as higher net selling prices and improvements in product mix were more than offset by inflation in key input costs, unfavorable currency effects, primarily in Venezuela, and increased marketing, research and general expenses.

PART II

(Continued)

•

Operating profit for K-C Professional & Other products increased 0.9 percent as higher net selling prices and cost savings were mostly offset by inflation in key input costs and unfavorable currency effects.

•

Operating profit for the health care segment decreased 28.7 percent. The benefit of higher sales volumes and cost savings were more than offset by higher selling and general expenses, including ongoing I-Flow litigation-related expenses, inflation in key cost inputs and lower net selling prices.

Organization Optimization Initiative

In June 2009, we announced actions to reduce our worldwide salaried workforce by approximately 1,600 positions. These actions resulted in cumulative pretax charges of approximately $128 million in 2009. Related savings from this initiative were approximately $80 million in 2010 and $55 million in 2009. See Item 8, Note 5 to the Consolidated Financial Statements for detail on costs incurred for the initiative.

Other (income) and expense, net

Other (income) and expense, net for 2010 includes a $79 million charge related to the adoption of highly inflationary accounting in Venezuela. In addition, Other (income) and expense, net includes currency transaction losses of $20 million in 2010 and $110 million in 2009. Included in 2009 was approximately $73 million of currency transaction losses related to operations in Venezuela.

Commentary:

2009 versus 2008

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Production (Curtailment)/ Efficiencies	Currency	Other(b)
Consolidated	10.9	(2)	29	26	(5)	(14)	(23	)(c)
Personal Care	5.5	2	25	10	(2)	(13)	(17)
Consumer Tissue	22.5	(12)	31	54	(12)	(7)	(32)
K-C Professional & Other	8.4	(14)	33	32	(11)	(4)	(28)
Health Care	70.6	45	(3)	36	19	(4)	(22)

(a)	Includes raw materials deflation and energy and distribution variations.

(b)	Includes organization optimization severance and related charges and cost savings.

(c)	Strategic cost reduction charges of $60 million were included in 2008.

•

Consolidated operating profit increased $278 million or 10.9 percent from the prior year. The benefits of higher net selling prices, cost savings of about $240 million and deflation in key cost components totaling approximately $675 million, were partially offset by lower sales volumes, negative currency effects of about $355 million, severance and related costs of $128 million, increased pension expense of about $155 million, higher operating costs and increased strategic marketing spending. Operating profit as a percent of net sales increased to 14.8 percent from 13.1 percent in 2008. Charges in 2008 of $60 million for strategic cost reductions, which were a part of a multi-year plan completed in 2008 to improve our competitive position, are not included in the results of the business segments.

PART II

(Continued)

•

Operating profit for the personal care segment increased 5.5 percent as higher net selling prices, materials and other cost deflation, and cost savings were partially offset by organization optimization severance charges, unfavorable currency effects, higher operating costs and increased marketing expense. In North America, operating profit increased due to higher net selling prices, materials and other cost deflation, and cost savings, tempered by organization optimization severance charges and increased marketing expenses. In Europe, operating profit declined as increased sales volumes were more than offset by lower net selling prices and organization optimization severance charges. Operating profit in K-C International increased as higher net selling prices and the benefits of volume growth were only partially offset by unfavorable currency effects.

•

Consumer tissue segment operating profit increased 22.5 percent. Materials and other cost deflation, higher net selling prices and cost savings were partially offset by lower sales volumes, increased selling and marketing spending, organization optimization severance charges and negative effects of production down-time which occurred earlier in 2009, in part to drive inventory reductions. Operating profit in North America increased due to the same factors that affected the overall segment. In Europe, operating profit increased as materials and other cost deflation were only partially offset by unfavorable currency effects, lower net selling prices, and lower sales volumes. Operating profit in K-C International increased as higher net selling prices and materials and other cost deflation were partially offset by increased marketing expenses, unfavorable currency effects and lower sales volumes.

•

Operating profit for K-C Professional & Other products increased 8.4 percent as higher net selling prices and materials and other cost deflation were partially offset by organization optimization severance charges, lower sales volumes, negative effects of production down-time, in part to drive reductions in inventory, increased general expense, partially as a result of the Jackson acquisition, and unfavorable currency effects.

•

Operating profit for the health care segment increased 70.6 percent. The benefit of higher sales volumes, materials cost deflation, manufacturing production efficiencies and cost savings were partially offset by higher selling expenses, as a result of the I-Flow acquisition, and lower net selling prices.

Other (income) and expense, net

Other (income) and expense, net for 2009 includes currency transaction losses of $110 million, an increase of $92 million over 2008, partially offset by additional favorable settlements of value-added tax matters in Latin America. Approximately $73 million of the currency transaction losses in 2009 related to operations in Venezuela.

Additional Income Statement Commentary

2010 versus 2009

•	Interest expense decreased due to a lower average level of debt and lower average interest rates. See Item 8, Note 8 to the Consolidated Financial Statements for detail on debt activity.

•

Our effective income tax rate was 30.9 percent for 2010 compared with 29.0 percent for 2009. The increase was primarily due to nondeductible currency losses resulting from the adoption of highly inflationary accounting in Venezuela and changes in U.S. tax legislation, including a charge related to the Medicare Part D subsidy.

•

Our share of net income of equity companies increased by $17 million primarily due to higher earnings at Kimberly-Clark de Mexico, S.A.B. de C.V. (“KCM”). KCM’s U.S. dollar earnings benefited from the Mexican peso strengthening against the U.S. dollar by about 7 percent on average for the year, increases

PART II

(Continued)

in sales volumes and net selling prices of 3 percent each, and cost savings. These benefits were partially offset by inflation in key input costs, primarily pulp.

•	The average number of common shares outstanding declined in 2010 as compared to 2009, due to share repurchases throughout 2010 under our share repurchase program.

2009 versus 2008

•	Interest expense decreased due to lower average interest rates and a lower average level of debt. See Item 8, Note 8 to the Consolidated Financial Statements for detail on debt activity.

•

Our effective income tax rate was 29.0 percent for 2009 compared with 27.0 percent for 2008. The increase was primarily due to favorable audit activity in 2008 relating to prior years and currency effects in Latin America and Asia-Pacific.

•

Our share of net income of equity companies declined by $2 million primarily due to unfavorable currency effects affecting our investment in KCM. Despite higher selling prices and sales volumes, KCM’s U.S. dollar results were negatively affected as the Mexican peso results for 2009 were translated into U.S. dollars using currency exchange rates that were 18 percent weaker versus the U.S. dollar in 2009 than in 2008. Also affecting the year-over-year comparisons were currency transaction losses in 2008 on its more than $300 million of U.S. dollar denominated liabilities that were refinanced into Mexican peso liabilities in 2009. The currency transaction losses reduced our share of KCM’s net income by approximately $23 million in 2008.

•

Net income attributable to noncontrolling interests decreased $29 million primarily due to the acquisition of the remaining interest in our Andean affiliate in January 2009. See Item 8, Note 7 to the Consolidated Financial Statements for additional detail.

•

The average number of common shares outstanding declined in 2009 as compared to 2008, primarily due to share repurchases throughout 2008 under our share repurchase program. No shares were repurchased under the program during 2009.

Liquidity and Capital Resources

	Year Ended December 31
	2010	2009
	(Millions of dollars)
Cash provided by operations	$2,744	$3,481
Capital spending	964	848
Acquisitions of businesses, net of cash acquired	—	458
Ratio of total debt and redeemable securities to capital(a)	51.2%	53.1%
Pretax interest coverage—times	9.6	8.8

(a)	Capital is total debt and redeemable securities of subsidiaries plus stockholders’ equity.

Cash Flow Commentary:

Cash provided by operations decreased $737 million primarily due to a lower level of working capital improvements as compared to the prior year, partially offset by decreased pension plan contributions.

PART II

(Continued)

Contractual Obligations:

The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2011	2012	2013	2014	2015	2016+
	(Millions of dollars)
Contractual Obligations
Long-term debt	$5,385	$265	$427	$550	$516	$355	$3,272
Interest payments on long-term debt	2,690	287	256	242	214	206	1,485
Redemption of preferred securities	501	501	—	—	—	—	—
Returns on redeemable preferred securities	138	54	28	28	28	—	—
Operating leases	795	194	143	118	103	84	153
Unconditional purchase obligations	1,203	616	320	90	68	44	65
Open purchase orders	1,951	1,894	15	11	8	8	15

Total contractual obligations	$12,663	$3,811	$1,189	$1,039	$937	$697	$4,990

Obligations Commentary:

•	Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2010.

•	Returns on redeemable preferred securities reflect required return payments through the next redemption election date by instrument class. See Item 8, Note 9 to the Consolidated Financial Statements.

•

The unconditional purchase obligations are for the purchase of raw materials, primarily pulp, and utilities. Although we are primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, we believe exposure to losses, if any, under these arrangements is not material.

•	The open purchase orders displayed in the table represent amounts for goods and services we have negotiated for delivery.

We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute approximately $400 million to $500 million to these plans in 2011. Pension contributions are not included in the table.

The table does not include future payments that we will make for other postretirement benefit obligations. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations of approximately $68 million in 2011 to more than $74 million by 2020.

Accrued income tax liabilities for uncertain tax positions have not been presented in the table due to uncertainty as to amounts and timing of future payments.

Deferred taxes, noncontrolling interests and payments for direct pension plan benefits are also not included in the table.

A consolidated financing subsidiary has issued two classes of redeemable preferred securities. The holder of the securities can elect to have the subsidiary redeem the first class in December 2011 and the second class in December 2014 and each seven-year anniversary thereafter. In December 2010, the holder of the securities

PART II

(Continued)

caused the subsidiary to elect to redeem the first class of preferred securities in December 2011. As a result, we will repay approximately $500 million in 2011, which is included in the above table. In the event the holder of the securities does elect to have the remaining class of preferred securities redeemed at the next respective redemption date, we would be required to repay approximately $500 million in 2014. This amount has not been included in the table. See Item 8, Note 9 to the Consolidated Financial Statements for additional information regarding these securities.

Investing Commentary:

•	During 2010, our capital spending was $964 million.

Financing Commentary:

•	At December 31, 2010 and 2009, total debt and redeemable securities was $6.5 billion.

•

We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2010, we repurchased $800 million of our common stock through a broker in the open market. In 2011, we plan to repurchase $1.5 billion of shares through open market purchases, subject to market conditions.

•

In 2006, we issued $200 million of dealer remarketable securities that have a final maturity in 2016. In 2010, the dealer exercised its option to remarket the securities for another year and sold the securities to third parties until the next remarketing date in December 2011. See Item 8, Note 8 to the Consolidated Financial Statements for additional detail on these securities.

•	During third quarter of 2010, we issued $250 million 3.625% notes due August 1, 2020. We used the net proceeds to repay floating rate notes that were due July 30, 2010.

•

At December 31, 2010, we had a $1.33 billion revolving credit facility that is scheduled to expire in September 2012. Under the arrangement, the revolving credit facility may be increased to $1.77 billion. We maintain the revolving credit facility to manage liquidity needs in the event our access to the commercial paper markets is constrained for any reason. We did not borrow any amounts under the revolving credit facility in 2010.

•

Our short-term debt as of December 31, 2010 was $79 million (included in Debt payable within one year on the Consolidated Balance Sheet) and consisted of short-term bank financing. The average month-end balance of short-term debt for the fourth quarter of 2010 was $320 million, and for the twelve months ended December 31, 2010 was $256 million. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the business operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.

•

On February 3, 2011, we issued $250 million of 3.875% notes due March 1, 2021 and $450 million of 5.30% notes due March 1, 2041. Proceeds from the offering will be used for general corporate purposes, including purchasing shares of company common stock pursuant to publicly announced share repurchase programs, funding of pension plans and redeeming outstanding commercial paper.

•	Subsequent to December 31, 2010, the maturity date of a $397 million monetization loan was extended from January 31, 2011 to January 31, 2014.

•

In 2003, the Venezuelan government enacted currency restrictions, which have affected the ability of K-C Venezuela to obtain U.S. dollars at the official exchange rate to pay for significant imports of finished goods, raw materials and services to support its operations. These exchange restrictions have

PART II

(Continued)

negatively affected K-C Venezuela because it has had to meet its foreign currency needs at rates which are substantially unfavorable to the official exchange rate. During the second quarter of 2010, the Venezuelan government enacted reforms to its currency exchange regulations that include a volume limitation that is insufficient to convert K-C Venezuela’s bolivar-denominated cash into U.S. dollars to pay for the historical levels of U.S. dollar-denominated imports to support its operations.

K-C Venezuela represented 1 percent and 3 percent of Consolidated Net Sales in 2010 and 2009, respectively. In 2009, K-C Venezuela represented 1 percent of Consolidated Operating Profit and Net Income Attributable to Kimberly-Clark. In 2010, Operating Profit and Net Income Attributable to K-C at our Venezuelan subsidiary were both negative as a result of the $98 million in pretax ($96 million after tax) adjustment recorded as a result of adopting highly inflationary accounting in the first quarter of 2010. While K-C Venezuela’s results of operations for the remainder of the year did not have a material impact on our 2010 consolidated results, they did negatively impact sales volume comparisons and we expect this trend to continue in 2011. At December 31, 2010, our net investment in K-C Venezuela was $175 million.

Management believes that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, pension plan contributions and other needs in the foreseeable future.

Variable Interest Entities

We have interests in the financing and real estate entities discussed in Item 8, Notes 2, 9 and 14 to the Consolidated Financial Statements. The entities described in Item 8, Notes 2 and 9 are consolidated, as are certain of the real estate entities described in Note 14. The nonconsolidated real estate entities do not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting policies we used in the preparation of the Consolidated Financial Statements are those that are important both to the presentation of our financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to consumer and trade promotion and rebate accruals, pension and other postretirement benefits, retained insurable risks, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets, the qualitative analyses used to determine the primary beneficiary of variable interest entities, deferred income taxes and potential income tax assessments, and loss contingencies. These critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Promotion and Rebate Accruals

Among those factors affecting the accruals for promotions are estimates of the number of consumer coupons that will be redeemed and the type and number of activities within promotional programs between us and our trade customers. Rebate accruals are based on estimates of the quantity of products distributors have sold to specific customers. Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific

PART II

(Continued)

product categories. Estimates of trade promotion liabilities for promotional program costs incurred, but unpaid, are generally based on estimates of the quantity of customer sales, timing of promotional activities and forecasted costs for activities within the promotional programs. Settlement of these liabilities sometimes occurs in periods subsequent to the date of the promotion activity. Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, favorable end-of-aisle or in-store product displays and other activities conducted by our customers to promote our products. Promotion accruals as of December 31, 2010 and 2009 were $352 million and $364 million, respectively. Rebate accruals as of December 31, 2010 and 2009 were $353 million and $365 million, respectively.

Pension and Other Postretirement Benefits

Pension Benefits

We have defined benefit pension plans in North America and the United Kingdom (the “Principal Plans”) and/or defined contribution retirement plans covering substantially all regular employees. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for the qualified defined benefit plans in North America and the defined benefit plans in the United Kingdom is to contribute assets at least equal to regulatory minimum requirements. Funding for the remaining defined benefit plans outside the U.S. is based on legal requirements, tax considerations, investment opportunities, and customary business practices in these countries. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded.

Consolidated pension expense for defined benefit pension plans was $133 million in 2010 compared with $251 million for 2009. Pension expense in 2009 included a curtailment charge of about $21 million related to the freeze of our U.S. defined benefit pension plans. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 7.96 percent in 2010 compared with 8.17 percent in 2009 and will be 7.14 percent in 2011. The expected long-term rate of return is evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class, current asset allocation and historical long-term market performance.

The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 8.19 percent in 2010 compared with 8.47 percent in 2009 and will be 7.35 percent in 2011. The expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 60 percent with equity managers, with expected long-term rates of return ranging from 9 to 10 percent, and about 40 percent with fixed income managers, with an expected long-term rate of return ranging from 5 to 6 percent. Actual asset allocation is regularly reviewed and it is periodically rebalanced to the targeted allocation when considered appropriate. Long-term rate of return assumptions continue to be evaluated at least annually and are adjusted as necessary.

Pension expense is determined using the fair value of assets rather than a calculated value that averages gains and losses (“Calculated Value”) over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of assets and the actual return based on the fair value of assets. The variance between actual and expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a Calculated Value was used for plan assets. As of December 31, 2010, the Principal Plans had cumulative unrecognized investment losses and other actuarial losses of approximately $2.2 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension

PART II

(Continued)

liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” as required.

The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2010 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the U.K. and Canadian plans, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. The weighted-average discount rate for the Principal Plans decreased to 5.58 percent at December 31, 2010 from 5.88 percent at December 31, 2009.

Consolidated pension expense for defined benefit pension plans is estimated to approximate $130 million in 2011 compared to $133 million incurred in 2010. The 2011 estimate is based on an expected weighted-average long-term rate of return on assets in the Principal Plans of 7.35 percent, a weighted-average discount rate for the Principal Plans of 5.58 percent and various other assumptions. Pension expense beyond 2011 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

If the expected long-term rates of return on assets for the Principal Plans were lowered by 0.25 percent, our annual pension expense would increase by approximately $11 million in 2011. If the discount rate assumptions for these same plans were reduced by 0.25 percent, annual pension expense would increase by approximately $7 million and the December 31, 2010 pension liability would increase by about $163 million.

The fair value of the assets in our defined benefit plans was $4.6 billion and $4.2 billion at December 31, 2010 and December 31, 2009, respectively. The projected benefit obligations of the defined benefit plans exceeded the fair value of plan assets by approximately $1.1 billion and $1.2 billion at December 31, 2010 and December 31, 2009, respectively. On a consolidated basis, we contributed about $245 million to our pension plans in 2010 compared with $845 million in 2009. In addition, we made direct benefit payments of $24 million in 2010 compared to $25 million in 2009. We currently anticipate contributing $400 million to $500 million to our pension plans in 2011.

The methodology for determining the discount rate used for each country’s pension obligation is the same as the methodology used to determine the discount rate used for that country’s other postretirement obligation. The discount rates displayed for the two types of obligations for our consolidated operations may appear different due to the weighting used in the calculation of the two weighted-average discount rates.

Other Postretirement Benefits

Substantially all U.S. retirees and employees are covered by unfunded health care and life insurance benefit plans. Certain benefits are based on years of service and/or age at retirement. The plans are principally noncontributory for employees who were eligible to retire before 1993, contributory for most employees who retire after 1992, and we provide no subsidized benefits to most employees hired after 2003.

We made benefit payments of $64 million in 2010 compared with $71 million in 2009. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above. If the discount rate assumptions for these plans were reduced by 0.25 percent, 2011 other postretirement benefit expense would increase by less than $1 million and the December 31, 2010 benefit liability would increase by about $17 million.

PART II

(Continued)

The health care cost trend rate is based on a combination of inputs including our recent claims history and insights from external advisers regarding recent developments in the health care marketplace, as well as projections of future trends in the marketplace. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 7.1 percent in 2011 and to gradually decline to 5.0 percent in 2015 and thereafter. See Item 8, Note 11 to the Consolidated Financial Statements for disclosure of the effect of a one percentage point change in the health care cost trend rate.

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

Property and Depreciation

Estimating the useful lives of property, plant and equipment requires the exercise of management judgment, and actual lives may differ from these estimates. Changes to these initial useful life estimates are made when appropriate. Property, plant and equipment are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts of these long-lived assets may not be recoverable from future net pretax cash flows. Impairment testing requires significant management judgment including estimating the future success of product lines, future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of the asset and eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. The determination of fair value is based on an expected present value technique in which multiple probability-weighted cash flow scenarios that reflect a range of possible outcomes are used to estimate fair value.

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

PART II

(Continued)

If a possible impairment is indicated, the implied fair value of goodwill would be estimated by comparing the fair value of the net assets of the unit excluding goodwill to the total fair value of the unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. The annual goodwill impairment testing has been completed and, as the fair value of each reporting unit was in excess of the respective reporting unit’s carrying value, it has been determined that our $3.4 billion of goodwill is not impaired.

We have no significant intangible assets with indefinite useful lives. At December 31, 2010, we have intangible assets with finite useful lives with a gross carrying amount of approximately $507 million and a net carrying amount of about $276 million. These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset is not recoverable based on estimated future undiscounted cash flows, an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its fair value (based on discounted future cash flows). Judgment is used in assessing whether the carrying amount of intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.

Primary Beneficiary Determination of Variable Interest Entities (“VIE”)

The primary beneficiary of a VIE is required to consolidate the VIE. The primary beneficiary of a VIE is an enterprise that has an interest in a VIE that provides the enterprise with the power to direct the most significant activities of the VIE, and the obligation to absorb significant losses or the right to receive significant benefits of the VIE. The primary beneficiary of a VIE is required to be determined using a qualitative analysis considering such factors as the VIE’s purpose and design, the involvement of each interest holder in the VIE, and the risks and benefits the VIE was designed to create and pass to interest holders. An enterprise is required to perform ongoing reassessments to determine if it must consolidate a VIE.

We exercise judgment in performing the ongoing qualitative primary beneficiary assessments for our interests in the VIEs described in Item 8, Notes 2, 9 and 14 to the Consolidated Financial Statements.

Deferred Income Taxes and Potential Assessments

As of December 31, 2010, we have recorded deferred tax assets related to income tax loss carryforwards, income tax credit carryforwards and capital loss carryforwards totaling $974 million and had established valuation allowances against these deferred tax assets of $240 million, thereby resulting in a net deferred tax asset of $734 million. As of December 31, 2009, the net deferred tax asset was $643 million. These carryforwards are primarily in non-U.S. taxing jurisdictions and in certain states in the U.S. foreign tax credits earned in the U.S. in current and prior years, which cannot be used currently, also give rise to net deferred tax assets. In determining the valuation allowances to establish against these deferred tax assets, many factors are considered, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2010, U.S. income taxes and foreign withholding taxes have not been provided on approximately $7.3 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they

PART II

(Continued)

were remitted as dividends, were lent to us or a U.S. affiliate, or if we were to sell our stock in the subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination, as appropriate.

We record our global tax provision based on the respective tax rules and regulations for the jurisdictions in which we operate. Where we believe that a tax position is supportable for income tax purposes, the item is included in our income tax returns. Where treatment of a position is uncertain, a liability is recorded based upon the expected most likely outcome taking into consideration the technical merits of the position based on specific tax regulations and facts of each matter. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. Our U.S. federal income tax returns have been audited through 2007. IRS assessments of additional taxes have been paid through 2001. We have various federal income tax return positions in administrative appeals or litigation for 1999 and 2002 to 2007. We currently believe that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on our business, financial condition, results of operations or liquidity.

Loss Contingencies

The outcome of loss contingencies and legal proceedings and claims brought against us is subject to uncertainty. An estimated loss contingency is accrued by a charge to earnings if it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. Disclosure of the contingency is required if there is at least a reasonable possibility that a loss has been incurred. Determination of whether to accrue a loss requires evaluation of the probability of an unfavorable outcome and the ability to make a reasonable estimate. Changes in these estimates could affect the timing and amount of accrual of loss contingencies.

Legal Matters

We have been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites, none of which, individually or in the aggregate, in our opinion, is likely to have a material adverse effect on our business, financial condition, results of operations or liquidity.

New Accounting Standards

See Item 8, Note 1 to the Consolidated Financial Statements for a description of new accounting standards and their anticipated effects on our Consolidated Financial Statements.

Business Outlook

Pulp & Tissue Restructuring

On January 21, 2011, we initiated a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and K-C Professional businesses. The restructuring is expected to be completed by the end of 2012 and will involve the streamlining, sale or closure of 5 to 6 of our manufacturing facilities around the world. In conjunction with these actions, we will be exiting certain non-strategic products, primarily non-branded offerings, and transferring some production to lower-cost facilities in order to improve overall profitability and returns. Facilities that will be impacted by the restructuring include our pulp and tissue facility in Everett, Washington and the two facilities in Australia that manufacture pulp and tissue.

PART II

(Continued)

The restructuring plan will commence in the first quarter of 2011 and is expected to be completed by December 31, 2012. The restructuring is expected to result in cumulative charges of approximately $400 million to $600 million before tax ($280 million to $420 million after tax) over that period. We anticipate that the charges will fall into the following categories and approximate dollar ranges: workforce reduction costs ($50 million to $100 million); incremental depreciation ($300 million to $400 million); and other associated costs ($50 million to $100 million). Cash costs related to the streamlining of operations, sale or closure, relocation of equipment, severance and other expenses are expected to account for approximately 25 percent to 50 percent of the charges. Noncash charges will consist primarily of incremental depreciation.

As a result of the restructuring, we expect that by 2013 annual net sales will be reduced by $250 million to $300 million and operating profit will increase by at least $75 million. Most of the restructuring will impact the consumer tissue business segment.

2011 Operating Results

We expect the economic environment to continue to be difficult in 2011. We intend to continue to focus on leveraging our strong brands, bringing innovations to market and pursuing targeted growth initiatives, while reducing costs and maximizing cash flow. We believe that the benefits of sales growth and cost savings will be partially offset by charges related to the restructuring plan described above, inflation in key cost inputs, planned increases in marketing spending, and increased interest expense. We expect to continue our program of share repurchases in 2011, and we have increased the amount of our regular quarterly dividend for 2011.

Forward-Looking Statements

Certain matters discussed in this Form 10-K or related documents, a portion of which are incorporated herein by reference, concerning, among other things, business outlook, including anticipated costs, scope, timing and effects of the pulp and tissue restructuring plan, raw material and energy costs, market demand and economic conditions, anticipated currency rates and exchange risk, anticipated effect of acquisitions, cost savings, changes in finished product selling prices, cash flow and uses of cash, capital spending, marketing, research and innovation spending, anticipated financial and operating results, contingencies and anticipated transactions, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon our expectations and beliefs concerning future events affecting us. There can be no assurance that these events will occur or that our results will be as estimated.

The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including the prices and availability of our raw materials, potential competitive pressures on selling prices or advertising and promotion expenses for our products, energy costs, and fluctuations in foreign currency exchange rates, as well as general economic conditions in the markets in which we do business, could affect the realization of such estimates.

The factors described under Item 1A, “Risk Factors” in this Form 10-K, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made by or on our behalf. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.

PART II

(Continued)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, we are exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation. All foreign currency derivative instruments are entered into with major financial institutions. Our credit exposure under these arrangements is limited to agreements with a positive fair value at the reporting date. Credit risk with respect to the counterparties is actively monitored but is not considered significant since these transactions are executed with a diversified group of financial institutions.

Presented below is a description of our risks (foreign currency risk and interest rate risk) together with a sensitivity analysis, performed annually, of each of these risks based on selected changes in market rates and prices. These analyses reflect management’s view of changes which are reasonably possible to occur over a one-year period. Also included is a description of our commodity price risk.

Foreign Currency Risk

Foreign currency risk is managed by the systematic use of foreign currency forward and swap contracts for a portion of our exposure. The use of these instruments allows the management of transactional exposures to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure.

Foreign currency contracts and transactional exposures are sensitive to changes in foreign currency exchange rates. An annual test is performed to quantify the effects that possible changes in foreign currency exchange rates would have on annual operating profit based on our foreign currency contracts and transactional exposures at the current year-end. The balance sheet effect is calculated by multiplying each affiliate’s net monetary asset or liability position by a 10 percent change in the foreign currency exchange rate versus the U.S. dollar. The results of these sensitivity tests are presented in the following paragraphs.

As of December 31, 2010, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have resulted in a net pretax loss of approximately $39 million. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2010 rates and the assumed rates. In the view of management, the above hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Our operations in Venezuela are reported using highly inflationary accounting and their functional currency is the U.S. dollar. Changes in the value of a Venezuelan bolivar versus the U.S. dollar applied to our bolivar-denominated net monetary asset position are recorded in income at the time of the change. At December 31, 2010, a 10 percent unfavorable change in the exchange rate would have resulted in a net pretax loss of approximately $10 million. There are no viable options for hedging this exposure.

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

PART II

(Continued)

As of December 31, 2010, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders’ equity by approximately $810 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2010 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.

Interest Rate Risk

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2010, the debt portfolio was composed of approximately 20 percent variable-rate debt and 80 percent fixed-rate debt.

Two separate tests are performed to determine whether changes in interest rates would have a significant effect on our financial position or future results of operations. Both tests are based on consolidated debt levels at the time of the test. The first test estimates the effect of interest rate changes on fixed-rate debt. Interest rate changes would result in gains or losses in the market value of fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to fixed-rate debt outstanding at December 31, 2010, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $182 million. The second test estimates the potential effect on future pretax income that would result from increased interest rates applied to our current level of variable-rate debt. With respect to variable-rate debt, a 10 percent increase in interest rates would not have a material effect on the future results of operations or cash flows.

Commodity Price Risk

We are subject to commodity price risk, the most significant of which relates to the price of pulp. Selling prices of tissue products are influenced, in part, by the market price for pulp, which is determined by industry supply and demand. On a worldwide basis, we currently supply less than 10 percent of our virgin fiber needs from internal pulp manufacturing operations. This supply will be outsourced as we exit our pulp manufacturing operations as part of our pulp and tissue restructuring (see Item 8, Note 19 for additional information). As previously discussed under Item 1A, “Risk Factors,” increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.

Our energy, manufacturing and transportation costs are affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. As previously discussed under Item 1A, “Risk Factors,” there can be no assurance we will be fully protected against substantial changes in the price or availability of energy sources. In addition, we are subject to price risk for utilities, primarily natural gas, which are used in our manufacturing operations. Derivative instruments are used to hedge a portion of natural gas price risk in accordance with our risk management policy.

PART II

(Continued)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
	2010	2009	2008
	(Millions of dollars, except per share amounts)
Net Sales	$19,746	$19,115	$19,415
Cost of products sold	13,196	12,695	13,557

Gross Profit	6,550	6,420	5,858
Marketing, research and general expenses	3,673	3,498	3,291
Other (income) and expense, net	104	97	20

Operating Profit	2,773	2,825	2,547
Interest income	20	26	46
Interest expense	(243)	(275)	(304)

Income Before Income Taxes, Equity Interests and Extraordinary Loss	2,550	2,576	2,289
Provision for income taxes	(788)	(746)	(618)

Income Before Equity Interests and Extraordinary Loss	1,762	1,830	1,671
Share of net income of equity companies	181	164	166

Income Before Extraordinary Loss	1,943	1,994	1,837
Extraordinary loss, net of income taxes, attributable to Kimberly-Clark Corporation	—	—	(8)

Net Income	1,943	1,994	1,829
Net income attributable to noncontrolling interests	(100)	(110)	(139)

Net Income Attributable to Kimberly-Clark Corporation	$1,843	$1,884	$1,690

Per Share Basis
Basic
Before extraordinary loss	$4.47	$4.53	$4.06
Extraordinary loss	—	—	(.02)

Net Income Attributable to Kimberly-Clark Corporation	$4.47	$4.53	$4.04

Diluted
Before extraordinary loss	$4.45	$4.52	$4.05
Extraordinary loss	—	—	(.02)

Net Income Attributable to Kimberly-Clark Corporation	$4.45	$4.52	$4.03

See Notes to Consolidated Financial Statements

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31
	2010	2009
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$876	$798
Accounts receivable, net	2,472	2,566
Note receivable	218	—
Inventories	2,373	2,033
Deferred income taxes	187	136
Other current assets	202	331

Total Current Assets	6,328	5,864
Property, Plant and Equipment, net	8,356	8,033
Investments in Equity Companies	374	355
Goodwill	3,403	3,275
Other Intangible Assets	287	310
Long-Term Notes Receivable	393	607
Other Assets	723	765

	$19,864	$19,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$344	$610
Redeemable preferred securities of subsidiary	506	—
Trade accounts payable	2,206	1,920
Accrued expenses	1,909	2,064
Accrued income taxes	104	79
Dividends payable	269	250

Total Current Liabilities	5,338	4,923
Long-Term Debt	5,120	4,792
Noncurrent Employee Benefits	1,810	1,989
Long-Term Income Taxes Payable	260	168
Deferred Income Taxes	369	377
Other Liabilities	224	218
Redeemable Preferred and Common Securities of Subsidiaries	541	1,052
Stockholders’ Equity
Kimberly-Clark Corporation Stockholders’ Equity:
Preferred stock—no par value—authorized 20.0 million shares, none issued	—	—
Common stock—$1.25 par value—authorized 1.2 billion shares; issued 478.6 million shares at December 31, 2010 and 2009	598	598
Additional paid-in capital	425	399
Common stock held in treasury, at cost—71.7 million and 61.6 million shares at December 31, 2010 and 2009	(4,726)	(4,087)
Accumulated other comprehensive income (loss)	(1,466)	(1,833)
Retained earnings	11,086	10,329

Total Kimberly-Clark Corporation Stockholders’ Equity	5,917	5,406
Noncontrolling interests	285	284

Total Stockholders’ Equity	6,202	5,690

	$19,864	$19,209

See Notes to Consolidated Financial Statements

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount		Shares	Amount
	(Dollars in millions, shares in thousands)
Balance at December 31, 2007	478,597	$598	$483	57,676	$(3,814)	$8,748	$(791)	$463
Net income in stockholders’ equity	—	—	—	—	—	1,690	—	82
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	(900)	(81)
Employee postretirement benefits, net of tax	—	—	—	—	—	—	(687)	(2)
Other	—	—	—	—	—	—	(8)	—
Stock-based awards exercised or vested	—	—	(59)	(2,870)	170	(7)	—	—
Income tax benefits on stock- based compensation	—	—	10	—	—	—	—	—
Shares repurchased	—	—	5	10,232	(641)	—	—	—
Recognition of stock-based compensation	—	—	47	—	—	—	—	—
Dividends declared	—	—	—	—	—	(966)	—	(51)
Additional investment in subsidiary and other	—	—	—	—	—	—	—	(28)

Balance at December 31, 2008	478,597	598	486	65,038	(4,285)	9,465	(2,386)	383
Net income in stockholders’ equity	—	—	—	—	—	1,884	—	54
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	619	6
Employee postretirement benefits, net of tax	—	—	—	—	—	—	(32)	(2)
Other	—	—	—	—	—	—	3	—
Stock-based awards exercised or vested	—	—	(47)	(3,519)	204	(7)	—	—
Income tax benefits on stock- based compensation	—	—	7	—	—	—	—	—
Shares repurchased	—	—	—	130	(7)	—	—	—
Recognition of stock-based compensation	—	—	86	—	—	—	—	—
Dividends declared	—	—	—	—	—	(996)	—	(45)
Additional investment in subsidiary and other	—	—	(133)	—	1	(17)	(37)	(112)

Balance at December 31, 2009	478,597	598	399	61,649	(4,087)	10,329	(1,833)	284
Net income in stockholders’ equity	—	—	—	—	—	1,843	—	44
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	326	7
Employee postretirement benefits, net of tax	—	—	—	—	—	—	57	(2)
Other	—	—	—	—	—	—	(16)	—
Stock-based awards exercised or vested	—	—	(37)	(2,862)	170	—	—	—
Income tax benefits on stock- based compensation	—	—	2	—	—	—	—	—
Shares repurchased	—	—	—	12,954	(809)	—	—	—
Recognition of stock-based compensation	—	—	52	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,085)	—	(47)
Other	—	—	9	—	—	(1)	—	(1)

Balance at December 31, 2010	478,597	$598	$425	71,741	$(4,726)	$11,086	$(1,466)	$285

See Notes to Consolidated Financial Statements

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
	2010	2009	2008
	(Millions of dollars)
Net Income	$1,943	$1,994	$1,829

Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	334	625	(982)
Employee postretirement benefits	55	(34)	(689)
Other	(16)	3	(8)

Total Other Comprehensive Income, Net of Tax	373	594	(1,679)

Comprehensive Income	2,316	2,588	150
Comprehensive income attributable to noncontrolling interests	(106)	(114)	(55)

Comprehensive Income Attributable to Kimberly-Clark Corporation	$2,210	$2,474	$95

See Notes to Consolidated Financial Statements

PART II

(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
	2010	2009	2008
	(Millions of dollars)
Operating Activities
Net Income	$1,943	$1,994	$1,829
Extraordinary loss, net of income taxes, attributable to Kimberly-Clark Corporation	—	—	8
Depreciation and amortization	813	783	775
Stock-based compensation	52	86	47
Deferred income taxes	(12)	141	151
Net losses on asset dispositions	26	36	51
Equity companies’ earnings in excess of dividends paid	(48)	(53)	(34)
Decrease (increase) in operating working capital	24	1,105	(335)
Postretirement benefits	(125)	(609)	(38)
Other	71	(2)	62

Cash Provided by Operations	2,744	3,481	2,516

Investing Activities
Capital spending	(964)	(848)	(906)
Acquisitions of businesses, net of cash acquired	—	(458)	(98)
Investments in marketable securities	1	—	(9)
Proceeds from sales of investments	47	40	48
Investments in time deposits	(131)	(270)	(238)
Maturities of time deposits	248	223	314
Proceeds from disposition of property	9	25	28
Other	9	—	14

Cash Used for Investing	(781)	(1,288)	(847)

Financing Activities
Cash dividends paid	(1,066)	(986)	(950)
Net decrease in short-term debt	(28)	(312)	(436)
Proceeds from issuance of long-term debt	515	2	551
Repayments of long-term debt	(506)	(278)	(274)
Cash paid on redeemable preferred securities of subsidiary	(54)	(53)	(47)
Proceeds from exercise of stock options	131	165	113
Acquisitions of common stock for the treasury	(803)	(7)	(653)
Shares purchased from noncontrolling interests	—	(293)	—
Other	(48)	(26)	(51)

Cash Used for Financing	(1,859)	(1,788)	(1,747)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(26)	29	(31)

Increase (Decrease) in Cash and Cash Equivalents	78	434	(109)
Cash and Cash Equivalents, beginning of year	798	364	473

Cash and Cash Equivalents, end of year	$876	$798	$364

See Notes to Consolidated Financial Statements

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies

Basis of Presentation

The Consolidated Financial Statements present the accounts of Kimberly-Clark Corporation and all subsidiaries in which it has a controlling financial interest as if they were a single economic entity in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and accounts are eliminated in consolidation. The terms “Corporation,” “Kimberly-Clark,” “we,” “our,” and “us” refer to Kimberly-Clark Corporation and all subsidiaries in which it has a controlling financial interest.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, consumer and trade promotion and rebate accruals, pension and other post-employment benefits, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the primary beneficiary of variable interest entities, deferred tax assets and potential income tax assessments, and loss contingencies.

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

Available-for-Sale Securities

Available-for-sale securities are primarily exchange-traded equity funds and are carried at market value. At December 31, 2010 and 2009, securities of $15 million and $13 million, respectively, that are not expected to be liquidated in the next 12 months, were classified as other assets. In addition, at December 31, 2009, securities of $6 million expected to be sold within one year were included in other current assets. These securities were sold in 2010 for an amount that approximated their carrying value. Unrealized holding gains or losses on these securities are recorded in other comprehensive income until realized. No significant gains or losses were recognized in income for any of the three years ended December 31, 2010.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. Impairment testing compares the reporting unit carrying amount of the goodwill with its fair value. Fair value is estimated based on discounted cash flows. When the reporting unit carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded. We have completed the required annual testing of goodwill for impairment for all reporting units and have determined that goodwill is not impaired.

At December 31, 2010 and 2009, we had intangible assets with indefinite useful lives of $11 million and $13 million, respectively, related to acquired in-process research and development (“IPR&D”). Acquired IPR&D is tested for impairment annually or more frequently if events or changes in circumstances indicate that the acquired IPR&D might be impaired, such as abandonment of the research and development efforts. If development of a marketable product results from the acquired IPR&D, the acquired IPR&D is amortized to income over the estimated life of the product.

Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Estimated useful lives range from 2 to 20 years for trademarks, 5 to 17 years for patents and developed technologies, and 5 to 15 years for other intangible assets. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset.

Investments in Equity Companies

Investments in companies over which we have the ability to exercise significant influence and that, in general, are at least 20 percent-owned by us, are stated at cost plus equity in undistributed net income. These

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments are evaluated for impairment when warranted. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging “other than temporary”, we would consider the length of time and extent to which the fair value of the equity company investment has been less than the carrying amount, the near-term and longer-term operating and financial prospects of the equity company, and our longer-term intent of retaining the investment in the equity company.

Revenue Recognition

Sales revenue is recognized at the time of product shipment or delivery, depending on when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Sales are reported net of returns, consumer and trade promotions, rebates and freight allowed. Taxes imposed by governmental authorities on our revenue-producing activities with customers, such as sales taxes and value-added taxes, are excluded from net sales.

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

Environmental Expenditures

Environmental expenditures related to current operations that qualify as property, plant and equipment or which substantially increase the economic value or extend the useful life of an asset are capitalized, and all other environmental expenditures are expensed as incurred. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or a commitment to a formal plan of action. At environmental sites in which more than one potentially responsible party has been identified, a liability is recorded for the estimated allocable share of costs related to our involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites in which we are the only responsible party, a liability for the total estimated costs of remediation is recorded. Liabilities for future expenditures for environmental remediation obligations are not discounted and do not reflect any anticipated recoveries from insurers.

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

The income statements and balance sheets of operations in highly inflationary economies are translated into U.S. dollars using both current and historical rates of exchange. The effect of exchange rates on monetary assets and liabilities is reflected in income. Effective January 1, 2010, we adopted highly inflationary accounting for our Venezuelan operations. See Note 4 for additional information.

Derivative Instruments and Hedging

All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur. The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedged item, if any, is recognized immediately in income. The gain or loss on derivatives designated as hedges of investments in foreign subsidiaries is recognized in other comprehensive income to offset the change in value of the net investments being hedged. Any ineffective portion of net investment hedges is immediately recognized in income. Certain foreign-currency derivative instruments not designated as hedging instruments have been entered into to manage a portion of our foreign currency transactional exposures. The gain or loss on these derivatives is included in income in the period that changes in their fair values occur. See Note 13 for disclosures about derivative instruments and hedging activities.

New Accounting Standards

Effective January 1, 2010, we adopted new accounting requirements issued by the Financial Accounting Standards Board (“FASB”) for determining when a company must consolidate a variable interest entity (“VIE”) in which the company has an interest. Under the new requirements, a company must perform a qualitative analysis when determining whether it must consolidate a VIE. If the company has an interest in a VIE that provides it with the power to direct the most significant activities of the VIE, and the obligation to absorb significant losses or the right to receive significant benefits of the VIE, the company must consolidate the VIE. A company is required to perform ongoing reassessments to determine if it must consolidate a VIE. This differs from previous guidance, which prescribed a quantitative analysis to determine whether to consolidate a VIE and required this analysis be reassessed only when specific events occur.

Adoption of the new accounting requirements had no impact on our Consolidated Financial Statements. Under the new requirements, we determined that we must continue to consolidate a financing entity used to monetize long-term notes received from the sale of certain nonstrategic timberlands and our Luxembourg-based financing subsidiary. Factors considered in making these determinations included the purpose of the entities, the types and significance of intercompany transactions, and the benefits obtained by us and the nonaffiliated parties that have invested in these entities. We do not anticipate any changes to these entities that would result in not continuing to consolidate them. See Notes 2 and 9 for additional details about these consolidated VIEs, including the carrying and fair values of the significant financial assets, liabilities and redeemable preferred securities of these consolidated VIEs.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also have investments in real estate entities that generate income tax credits and tax losses that are used to reduce our income tax liabilities. Under the new requirements, we determined that we must continue to consolidate certain real estate entities and must continue to not consolidate certain real estate entities that are accounted for under the equity method. Factors considered in making these determinations included our rights or the rights of the nonaffiliated parties to manage the operations of the individual entities and the eventual sale of the real estate assets. See Note 14 for additional details.

Note 2.    Monetization Financing Entities

Prior to November 2009, we had minority voting interests in two financing entities (“Entity 1” and “Entity 2”, collectively the “Financing Entities”) used to monetize long-term notes (the “Notes”) received from the sale of certain nonstrategic timberlands and related assets to nonaffiliated buyers. The Notes have an aggregate face value of $617 million and are backed by irrevocable standby letters of credit issued by money center banks. The Notes and certain other assets were transferred to the Financing Entities in 1999 and 2000. A nonaffiliated financial institution (the “Third Party”) made substantive capital investments in each of the Financing Entities and had majority voting control over each of them. The Third Party also made monetization loans aggregating $617 million to us, which were assumed by the Financing Entities at the time they acquired the Notes. These monetization loans are secured by the Notes. We also contributed to the Financing Entities intercompany notes receivable aggregating $662 million and intercompany preferred stock of $50 million, which serve as secondary collateral for the monetization loans.

In 2003, the Third Party was determined to be the primary beneficiary of the Financing Entities as a result of the interest rate variability allocated to it. On June 30, 2008, the maturity dates of the lending arrangements with the Third Party were extended. In connection with the extensions, the primary beneficiary determination was reconsidered and, after excluding the interest rate variability as required by an accounting standard change, we became the primary beneficiary and began consolidating the Financing Entities. The assets and liabilities of the Financing Entities were recorded at fair value as of June 30, 2008. Because the fair value of the monetization loans exceeded the fair value of the Notes, we recorded an after-tax extraordinary charge of $8 million on our Consolidated Income Statement for the period ended June 30, 2008.

In November 2009, we acquired the Third Party’s equity voting interest in Entity 2 and acquired the Third Party’s Entity 2 monetization loan rights for $235 million. As a result, Entity 2 became a wholly-owned subsidiary of Kimberly-Clark.

The following summarizes the terms of the Notes and the Entity 1 loan as of December 31, 2010 (millions of dollars):

Description	Face Value	Carrying Amount	Maturity	Interest Rate(1)
Note 1	$397	$393	09/30/2014	LIBOR
Loan(2)	397	397	01/31/2011	LIBOR plus 127 bps
Note 2	220	218	07/07/2011	LIBOR minus 12.5 bps

(1)	Payable quarterly, 3-month LIBOR

(2)	Subsequent to December 31, 2010, the maturity date of the $397 million loan was extended to January 31, 2014 and the related interest rate was decreased to LIBOR plus 75 bps. As a result of the maturity date extension, we have classified the loan in long-term debt on our December 31, 2010 Consolidated Balance Sheet.

Interest income on the Notes of $5 million, $8 million and $14 million and interest expense on the monetization loans of $6 million, $14 million and $15 million have been reported on our 2010, 2009 and 2008 Consolidated Income Statement, respectively.

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

During 2010 and 2009, there were no significant transfers among level 1, 2 or 3 fair value determinations.

Set forth below are the financial assets and liabilities measured at fair value as of December 31, 2010 and 2009, together with the inputs used to develop those fair value measurements.

	December 31, 2010	Fair Value Measurements
		Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$46	$—	$46	$—
Available-for-sale securities	15	15	—	—
Derivatives	70	—	70	—

Total	$131	$15	$116	$—

Liabilities
Derivatives	$48	$—	$48	$—

	December 31, 2009	Fair Value Measurements
		Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance	$43	$—	$43	$—
Available-for-sale securities	19	13	—	6
Derivatives	58	—	58	—

Total	$120	$13	$101	$6

Liabilities
Derivatives	$87	$—	$87	$—

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. Available-for-sale securities are included in other current assets and other assets, as appropriate. The derivative assets and liabilities are included in other current assets, other assets, accrued expenses and other liabilities, as appropriate.

Level 1 Fair Values—The fair values of available-for-sale securities are based on quoted market prices in active markets for identical assets. Unrealized losses on these securities aggregating $2 million and $4 million as of December 31, 2010 and 2009, respectively, have been recorded in other comprehensive income until realized. The unrealized losses have not been recognized in earnings because we have both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of such securities.

Level 2 Fair Values—The fair value of the COLI policies is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Additional information on our use of derivative instruments is contained in Note 13.

Level 3 Fair Values—The fair value of certain available-for-sale securities was estimated based on quoted market prices for the exchange-traded securities, adjusted to reflect the restrictions placed on the sale of these securities. These securities were sold in 2010 for an amount that approximated their carrying value.

Fair Value Disclosures

As of December 31, 2010 and 2009, the Consolidated Balance Sheet contains the following financial instruments, for which disclosure of fair value is required.

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	For Further Information See
	December 31, 2010		December 31, 2009
	(Millions of dollars)
Assets
Cash and cash equivalents(a)	$876	$876	$798	$798
Time deposits(b)	80	80	189	189
Notes receivable(c)	611	597	607	591	Note 2
Other notes receivable (included in other assets)	—	—	22	22

Liabilities and redeemable preferred and common securities of subsidiaries
Short-term debt(d)	79	79	107	107	Note 8
Monetization loan(c)	397	397	397	398	Notes 2 and 8
Long-term debt(e)	4,988	5,556	4,898	5,357	Note 8
Redeemable preferred and common securities of subsidiaries	1,047	1,127	1,052	1,128	Note 9

(a)	Cash equivalents are comprised of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of 90 days or less, all of which are recorded at cost, which approximates fair value.

(b)	Time deposits, included in Other current assets on the Consolidated Balance Sheet, are comprised of deposits with original maturities of more than 90 days but less than one year, all of which are recorded at cost, which approximates fair value.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)	The notes and the loan are not traded in active markets. Accordingly, their fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, fair value credit spread, stated spread, maturity date and interest payment dates.

The difference between the carrying amount of the notes and their fair value represents an unrealized loss position for which an other-than-temporary impairment has not been recognized in earnings because we do not have the intent to sell, and have both the intent and ability to hold, the notes for a period of time sufficient to allow for an anticipated recovery of fair value to the carrying amount of the notes.

(d)	Short-term debt issued by non-U.S. subsidiaries is recorded at cost, which approximates fair value.

(e)	Long-term debt excludes the monetization loan and includes the current portion ($265 million and $503 million as of December 31, 2010 and 2009, respectively) of these debt instruments.

Note 4.    Highly Inflationary Accounting for Venezuelan Operations

In 2003, the Venezuelan government enacted currency restrictions which have affected the ability of our Venezuelan subsidiary (“K-C Venezuela”) to obtain U.S. dollars at the official exchange rate to pay for significant imports of U.S. dollar-denominated finished goods, raw materials and services to support its operations. For transactions that did not qualify for settlement at the official exchange rate, an unregulated market existed for the acquisition and exchange of bolivar- and U.S. dollar-denominated bonds, effectively resulting in a parallel market exchange rate substantially unfavorable to the official exchange rate.

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

The cumulative inflation in Venezuela for the three years ended December 31, 2009 was more than 100 percent, based on the Consumer Price Index/National Consumer Price Index. As a result, effective January 1, 2010, K-C Venezuela began accounting for its operations as highly inflationary, as required by GAAP. Under highly inflationary accounting, K-C Venezuela’s functional currency became the U.S. dollar, and its income statement and balance sheet are measured into U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on bolivar-denominated monetary assets and liabilities is reflected in earnings in other (income) and expense, net. As of December 31, 2010, K-C Venezuela had a bolivar-denominated net monetary asset position of $99 million.

For the first quarter of 2010, we determined that, under highly inflationary accounting, the parallel exchange rate was the appropriate exchange rate to measure K-C Venezuela’s bolivar-denominated transactions into U.S. dollars as this was the rate at which K-C Venezuela had substantially converted the bolivars it generated from its operations during the first quarter of 2010 into U.S. dollars to pay for its imports.

As a result of the adoption of highly inflationary accounting, we recorded an after-tax charge of $96 million in first quarter 2010 to remeasure K-C Venezuela’s bolivar-denominated net monetary asset position into U.S. dollars at a parallel exchange rate of approximately 6 bolivars per U.S. dollar. In the Consolidated Cash Flow Statement, this non-cash charge was included in Other in Cash Provided by Operations.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This charge was recorded in the following Consolidated Income Statement line items:

Millions of dollars
Cost of products sold	$19
Other (income) and expense, net	79
Provision for income taxes	(2)

Net charge	$96

Consistent with the first quarter of 2010, for the period April 1, 2010 through May 17, 2010, we used the parallel exchange rate to measure our bolivar-denominated transactions into U.S. dollars. On May 18, 2010, the Venezuelan government enacted reforms to its currency exchange regulations to close the parallel market. On June 9, 2010, the Central Bank of Venezuela began a regulated currency exchange system (the “central bank system”) that replaced the previous unregulated parallel market. Under the central bank system, entities domiciled in Venezuela (e.g., K-C Venezuela) are currently limited to convert bolivars into U.S. dollars at a volume of $50 thousand per day, up to a maximum of $350 thousand per month and receive a rate of approximately 5.4 bolivars per U.S. dollar.

As a result of the currency exchange regulations imposed on May 18, 2010, we determined that the central bank system rate was the appropriate exchange rate to measure K-C Venezuela’s bolivar-denominated transactions into U.S. dollars during the period May 18, 2010 through December 31, 2010.

In this environment, we are limiting our imports of products and raw materials. Net sales of K-C Venezuela represented only 1 percent of Consolidated Net Sales in 2010, as compared to 3 percent in 2009. In 2009 K-C Venezuela represented 1 percent of Consolidated Operating Profit and Net Income Attributable to Kimberly-Clark. In 2010, Operating Profit and Net Income Attributable to Kimberly-Clark at our Venezuelan subsidiary were both negative due to the charge recorded as a result of adopting highly inflationary accounting in the first quarter of 2010.

At December 31, 2010, our net investment in K-C Venezuela was $175 million, valued at 5.4 bolivars per U.S. dollar.

Note 5.    Organization Optimization Initiative

In June 2009, we announced actions to reduce our worldwide salaried workforce by approximately 1,600 positions by the end of 2009. These actions resulted in cumulative pretax charges of $128 million in 2009.

Costs of these actions were recorded at the business segment and corporate levels as follows:

Year Ended December 31, 2009
(Millions of dollars)
Personal Care	$47
Consumer Tissue	50
K-C Professional & Other	16
Health Care	6
Corporate & Other	9

Total	$128

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On a geographic area basis, $84 million of the charges were recorded in North America, $35 million in Europe, and $9 million in our international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa.

The charges were included in the following income statement captions:

Year Ended December 31, 2009
(Millions of dollars)
Cost of products sold	$44
Marketing, research and general expenses	84

Total charges	128
Provision for income taxes	(37)

Net charges	$91

Note 6.    Strategic Cost Reduction Plan

In July 2005, we authorized a multi-year plan to further improve our competitive position by accelerating investments in targeted growth opportunities and strategic cost reductions aimed at streamlining manufacturing and administrative operations, primarily in North America and Europe. The strategic cost reductions commenced in the third quarter of 2005 and were completed by December 31, 2008 at a cumulative charge of $880 million before tax or $610 million after tax. Total pretax charges for the strategic cost reduction plan were $60 million for the year ended December 31, 2008.

Note 7.    Acquisitions and Intangible Assets

Acquisitions

During 2009, we acquired the remaining 31 percent interest in our Andean region subsidiary, Colombiana Kimberly Colpapel S.A. (“CKC”), for $289 million. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income (“AOCI”) and additional paid-in capital classified in stockholders’ equity by $278 million and increased investments in equity companies by $11 million.

During 2009, we acquired Jackson Products, Inc. (“Jackson”), a privately-held safety products company, for $155 million, net of cash acquired. The acquisition is consistent with our global business plan strategy to accelerate growth of high-margin workplace products sold by our K-C Professional business. The excess of the purchase price over the fair values of assets and liabilities acquired resulted in recognition of goodwill of $95 million, none of which is deductible for income tax purposes. Jackson’s net sales were 3 percent of the K-C Professional & Other business segment net sales in 2009.

During 2009, we acquired Baylis Medical Company’s pain management business (“Baylis”). Our Health Care business has been the exclusive distributor of these pain management products in the U.S. since 2001. The excess of the purchase price over the fair values of assets and liabilities acquired resulted in recognition of goodwill of $19 million, the majority of which is deductible for income tax purposes.

During 2009, we acquired I-Flow Corporation (“I-Flow”), a healthcare company that develops and markets drug delivery systems and products for post-surgical pain relief and surgical site care, for $262 million, net of

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash acquired. The excess of the purchase price over the fair values of assets and liabilities acquired resulted in recognition of goodwill of $153 million, none of which is deductible for income tax purposes. In 2009, I-Flow’s net sales were 1 percent of the Health Care business segment net sales.

The Baylis and I-Flow acquisitions are consistent with our global business plan strategy to invest in the higher-growth, higher-margin medical device market.

During 2008, we acquired a personal care business in Trinidad and Tobago, the remaining 50 percent interest in our South African subsidiary, Kimberly-Clark of South Africa (Pty.) Limited, and the remaining 40 percent interest in our Chilean subsidiary, Kimberly-Clark Chile, S.A. The cost of these acquisitions totaled $98 million. The allocation of the purchase price to the fair values of assets and liabilities acquired resulted in recognition of goodwill of $44 million, none of which is deductible for income tax purposes.

The CKC and 2008 acquisitions are consistent with our strategy of investing for growth in rapidly growing countries, and are expected to leverage our scale and capabilities in customer development and product supply to drive growth and profitability across our businesses.

Goodwill

The changes in the carrying amount of goodwill by business segment are as follows:

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Total
	(Millions of dollars)
Balance at December 31, 2008	$613	$577	$307	$1,246	$2,743
Acquisitions	—	—	95	172	267
Currency and other	132	92	33	8	265

Balance at December 31, 2009	745	669	435	1,426	3,275
Currency and other	58	45	16	9	128

Balance at December 31, 2010	$803	$714	$451	$1,435	$3,403

Other Intangible Assets

Intangible assets subject to amortization consist of the following at December 31:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions of dollars)
Trademarks	$257	$141	$266	$139
Patents and developed technologies	157	48	153	44
Other	93	42	86	25

Total	$507	$231	$505	$208

Amortization expense for intangible assets was $25 million in 2010, $18 million in 2009 and $12 million in 2008. Amortization expense is estimated to be $23 million in 2011, $28 million in 2012, $37 million in 2013, $38 million in 2014 and $31 million 2015.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Debt

Long-term debt is comprised of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2010	2009
			(Millions of dollars)
Notes and debentures	5.97%	2012 – 2037	$4,286	$4,483
Dealer remarketable securities	4.43%	2011 – 2016	200	—
Industrial development revenue bonds	0.35%	2015 – 2037	280	280
Bank loans and other financings in various currencies	2.61%	2011 – 2045	619	532

Total long-term debt			5,385	5,295
Less current portion			265	503

Long-term portion			$5,120	$4,792

Fair value of total long-term debt at December 31, 2010 and 2009 was $6.0 billion and $5.8 billion, respectively. Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

Scheduled maturities of long-term debt for the next five years are $265 million in 2011, $427 million in 2012, $550 million in 2013, $516 million in 2014 and $355 million in 2015.

During 2008, we issued $500 million 7.5% Notes due November 1, 2018. We used the net proceeds to reduce borrowings under our commercial paper program.

During the third quarter of 2010, we issued $250 million 3.625% Notes due August 1, 2020. We used the net proceeds to repay floating rate notes that were due July 30, 2010.

During 2006, we issued $200 million of dealer remarketable securities that have a final maturity in 2016. The remarketing provisions of these debt instruments require that each year the securities either be remarketed by the dealer or repaid. For the remarketing in 2009, the dealer remarketed the securities to our wholly-owned subsidiary, which held them until the remarketing date in 2010. The investment in these securities by the subsidiary and our debt obligation for these securities were eliminated in consolidation. In the fourth quarter of 2010, the dealer exercised its option to remarket the securities for another year, and remarketed the securities to third parties at a rate of 4.43%. The proceeds from the issuance in 2010 were used for general corporate purposes.

At December 31, 2010, the fair value of the dealer’s option to remarket the securities each year through 2016 is estimated to be $16.4 million. We would be obligated to pay the dealer the fair value of its option in the event the securities are not remarketed for any reason other than the dealer’s election not to remarket or the failure of the dealer to successfully remarket the securities if the conditions to a remarketing are satisfied. We do not expect this contingency to materialize.

On February 3, 2011, we issued $250 million of 3.875% notes due March 1, 2021 and $450 million of 5.30% notes due March 1, 2041. Proceeds from the offering will be used for general corporate purposes, including purchasing shares of company common stock pursuant to publicly announced share repurchase programs, funding of pension plans and redeeming outstanding commercial paper.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to December 31, 2010, the maturity date of a $397 million monetization loan (see Note 2 for further details) was extended to January 31, 2014. As a result of this extension, we have classified the loan as long-term debt on our December 31, 2010 Consolidated Balance Sheet.

At December 31, 2010, we had a $1.33 billion revolving credit facility that is scheduled to expire in September 2012. This facility contains a feature that would allow for increasing it to $1.77 billion. We maintain the revolving credit facility to manage liquidity needs in the event our access to the commercial paper markets is constrained for any reason. We did not borrow any amounts under the revolving credit facility in 2010.

Note 9.    Redeemable Preferred and Common Securities of Subsidiaries

In February 2001, we, together with a non-affiliated third party entity (the “Third Party”), formed a Luxembourg-based financing subsidiary. We are the primary beneficiary of the subsidiary and, accordingly, consolidate the subsidiary in our Consolidated Financial Statements.

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

In December 2010, the subsidiary elected to redeem the Class A-1 Preferred Securities in December 2011. As a result, the $506 million redemption value of the Class A-1 Preferred Securities is included in current liabilities as of December 31, 2010 on our Consolidated Balance Sheet.

The subsidiary also has issued voting-preferred and common securities to Kimberly-Clark for total cash proceeds of $500 million. These securities are entitled to a combined two percent vote, and the common securities are entitled to all of the residual equity after satisfaction of the preferred interests.

Approximately 98 percent of the total cash contributed to the entity has been loaned to Kimberly-Clark. These long-term loans bear fixed annual interest rates. The funds remaining in the financing subsidiary are invested in equity-based exchange-traded funds. The preferred and common securities of the subsidiary held by Kimberly-Clark and the intercompany loans have been eliminated in our Consolidated Financial Statements. The return on the Preferred Securities is included in net income attributable to noncontrolling interests in our Consolidated Income Statement. The Preferred Securities, which have an estimated fair value of $1.092 billion and $1.087 billion at December 31, 2010 and 2009, respectively, are included in total Current Liabilities and Redeemable Preferred and Common Securities of Subsidiaries on our Consolidated Balance Sheet.

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

Neither the Third Party nor creditors of the subsidiary have recourse to our general credit. If our credit ratings are downgraded below BBB- or Baa3, or if the Third Party elects to have its preferred securities redeemed

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the specified redemption dates, then the loans would become payable to the financing subsidiary to the extent necessary to enable the financing subsidiary to pay the redemption value. Our credit ratings are above this level as of February 23, 2011, and we do not anticipate they will be downgraded below this level in the near future.

In addition, our subsidiary in Central America has outstanding redeemable common securities that are held by a noncontrolling interest. The fair value of the redeemable common securities of $35 million and $41 million at December 31, 2010 and 2009, respectively, was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 10.    Stock-Based Compensation

We have a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan (the “Plans”), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2010, the number of shares of common stock available for grants under the Plans aggregated 10.8 million shares.

Stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant, and they have a term of 10 years. Stock options granted to employees in the U.S. are subject to graded vesting whereby options vest 30 percent at the end of each of the first two 12-month periods following the grant and 40 percent at the end of the third 12-month period. Options granted to certain non-U.S. employees cliff vest at the end of three or four years.

Restricted shares, time-vested restricted share units and performance-based restricted share units granted to employees are valued at the closing market price of our common stock on the grant date and vest generally over three years. The number of performance-based share units that ultimately vest ranges from zero to 200 percent of the number granted, based on performance tied to return on invested capital (“ROIC”) and net sales during the three-year performance period. ROIC and net sales targets are set at the beginning of the performance period. Restricted share units granted to outside directors are valued at the closing market price of our common stock on the grant date and vest when they are granted. The restricted period begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service on our Board.

At the time stock options are exercised or restricted shares and restricted share units become payable, common stock is issued from our accumulated treasury shares. Cash dividends or dividend equivalents are paid or credited on restricted share units, on the same date and at the same rate as dividends are paid on Kimberly-Clark’s common stock. These cash dividends and dividend equivalents, net of estimated forfeitures, are charged to retained earnings.

Stock-based compensation costs of $52 million, $86 million and $47 million and related deferred income tax benefits of $19 million, $28 million and $15 million were recognized for 2010, 2009 and 2008, respectively.

The fair value of stock option awards was determined using a Black-Scholes-Merton option-pricing model utilizing a range of assumptions related to dividend yield, volatility, risk-free interest rate, and employee exercise behavior. Dividend yield is based on historical experience and expected future dividend actions. Expected volatility is based on a blend of historical volatility and implied volatility from traded options on Kimberly-Clark’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We estimate forfeitures based on historical data.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of the options granted in 2010, 2009 and 2008 was estimated at $4.15, $4.32 and $6.22, respectively, per option on the date of grant based on the following assumptions:

	2010	2009	2008
Dividend yield	5.00%	5.60%	4.10%
Volatility	14.77%	19.81%	14.90%
Risk-free interest rate	2.74%	2.39%	3.19%
Expected life—years	6.4	6.6	6.4

As of December 31, 2010, the total remaining unrecognized compensation costs and amortization period are as follows:

	Millions of dollars	Weighted- Average Service Years
Nonvested stock options	$15	1.0
Restricted shares and time-vested restricted share units	$8	0.9
Nonvested performance-based restricted share units	$37	1.3

Excess tax benefits, resulting from tax deductions in excess of the compensation cost recognized, aggregating $6 million, $9 million and $8 million were classified as Other cash inflows under Financing Activities for the years ended December 31, 2010, 2009, and 2008, respectively.

A summary of stock-based compensation under the Plans as of December 31, 2010 and the activity during the year then ended is presented below:

Stock Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (Millions of dollars)
Outstanding at January 1, 2010	24,912	$61.26
Granted	3,825	61.02
Exercised	(2,359)	56.28
Forfeited or expired	(585)	63.86
Outstanding at December 31, 2010	25,793	61.62	5.1	$84

Exercisable at December 31, 2010	19,061	62.79	3.9	$51

The following summarizes the effect of the exercises of stock options for each year presented:

	2010	2009	2008
	(Millions of dollars)
Cash received	$131	$165	$113
Income tax benefit received	5	8	11
Intrinsic value	19	30	18

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	925	$61.56	1,671	$57.64
Granted	104	63.13	791	60.73
Vested	(377)	62.27	(156)	65.29
Forfeited	(25)	58.79	(136)	65.72

Nonvested at December 31, 2010	627	61.35	2,170	57.71

The total fair value of restricted shares and restricted share units that became vested during 2010, 2009 and 2008 was $31 million, $25 million and $56 million, respectively.

Note 11. Employee Postretirement Benefits

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

In 2009, we took action with respect to our U.S. defined benefit pension and supplemental benefit plans to provide that no future compensation and benefit service will be accrued under these plans, other than for certain employees subject to collective bargaining agreements, for plan years after December 31, 2009 (“U.S. DB Pension Freeze”).

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

Other Postretirement Benefit Plans

Substantially all U.S. retirees and employees are covered by unfunded health care and life insurance benefit plans. Certain benefits are based on years of service and/or age at retirement. The plans are principally noncontributory for employees who were eligible to retire before 1993 and contributory for most employees who retire after 1992, except that we provide no subsidized benefits to most employees hired after 2003.

In the U.S., health care benefit costs are capped and indexed by 3 percent annually for certain employees retiring on or before April 1, 2004. The future cost for retiree health care benefits is limited to a defined fixed cost based on the years of service for certain employees retiring after April 1, 2004. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 7.1 percent in 2011 and to decline to 5.0 percent in 2015 and thereafter.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2010	2009	2010	2009
	(Millions of dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,491	$4,968	$795	$795
Service cost	56	68	14	14
Interest cost	309	310	44	47
Actuarial loss (gain)	201	516	(10)	(12)
Currency and other	(19)	10	17	22
Benefit payments from plans	(356)	(356)	—	—
Direct benefit payments	(24)	(25)	(64)	(71)

Benefit obligation at end of year	5,658	5,491	796	795

Change in Plan Assets
Fair value of plan assets at beginning of year	4,244	3,101	—	—
Actual gain on plan assets	473	520	—	—
Employer contributions	245	845	—	—
Currency and other	(6)	134	—	—
Benefit payments	(356)	(356)	—	—

Fair value of plan assets at end of year	4,600	4,244	—	—

Funded Status	$(1,058)	$(1,247)	$(796)	$(795)

Amounts Recognized in the Balance Sheet
Noncurrent asset—Prepaid benefit cost	$21	$16	$—	$—
Current liability—Accrued benefit cost	(11)	(12)	(64)	(67)
Noncurrent liability—Accrued benefit cost	(1,068)	(1,251)	(732)	(728)

Net amount recognized	$(1,058)	$(1,247)	$(796)	$(795)

December 31 is used as the measurement date for all of our postretirement plans.

Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2010	2009	2010	2009	2010	2009
	(Millions of dollars)
Projected benefit obligation (“PBO”)	$5,149	$5,047	$509	$444	$5,658	$5,491
Accumulated benefit obligation (“ABO”)	5,041	4,941	434	383	5,475	5,324
Fair value of plan assets	4,192	3,895	408	349	4,600	4,244

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2010	2009
	(Millions of dollars)
PBO	$5,187	$5,228
ABO	5,076	5,108
Fair value of plan assets	4,135	3,981

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2010	2009	2008	2010	2009	2008
	(Millions of dollars)
Service cost	$56	$68	$73	$14	$14	$15
Interest cost	309	310	324	44	47	49
Expected return on plan assets(a)	(336)	(269)	(370)	—	—	—
Curtailments	—	21	—	—	—	—
Amortization of prior service cost and transition amount	2	3	6	3	2	2
Recognized net actuarial loss	99	111	56	1	—	1
Other	3	7	8	—	—	(1)

Net periodic benefit cost	$133	$251	$97	$62	$63	$66

(a)	The expected return on plan assets is determined by multiplying the fair value of plan assets at the remeasurement date, typically the prior year-end (adjusted for estimated current year cash benefit payments and contributions), by the expected long-term rate of return.

Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.85%	6.40%	6.14%	5.79%	6.50%	6.24%
Expected long-term return on plan assets	7.96%	8.17%	8.23%	—	—	—
Rate of compensation increase	4.09%	3.94%	3.99%	—	—	—

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.51%	5.85%	5.44%	5.79%
Rate of compensation increase	4.05%	4.09%	—	—

Expected Long-Term Rate of Return and Investment Strategies for the Principal Plans

Strategic asset allocation decisions are made with the intent of maximizing return at an acceptable level of risk. Risk factors considered in setting the strategic asset allocation include, among other things, plan participants’ retirement benefit security, the estimated payments of the associated liabilities, the plan funded

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

status, and Kimberly-Clark’s financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geography and market capitalization. Fixed income investments are diversified across multiple sectors including government issues, corporate debt instruments, mortgage backed securities and asset backed securities with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate.

The expected long-term rate of return is evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class, current asset allocation and historical long-term market performance.

The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 8.19 percent in 2010 compared with 8.47 percent in 2009 and will be 7.35 percent in 2011. The expected long-term rate of return on the assets in the Principal Plans is based on an asset allocation assumption of about 60 percent with equity managers, with expected long-term rates of return ranging from 9 to 10 percent, and about 40 percent with fixed income managers, with an expected long-term rate of return ranging from 5 to 6 percent.

Plan Assets

Pension plan asset allocations for our Principal Plans are as follows:

Asset Category	Target Allocation 2011	Percentage of Plan Assets at December 31
		2010	2009
Equity securities	60%	62%	63%
Fixed income securities	40	38	37

Total	100%	100%	100%

The plan assets did not include a significant amount of Kimberly-Clark common stock.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below are the pension plan assets of the Principal Plans measured at fair value as of December 31, 2010 and 2009, together with the inputs used to develop those fair value measurements.

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
	(Millions of dollars)
Cash and Cash Equivalents
Assets held directly	$34	$34	$—
Held through mutual and pooled funds	99	41	58
Fixed Income
Assets held directly:
U.S. government and municipals	174	123	51
U.S. corporate debt	334	—	334
U.S. securitized fixed income	18	—	18
Held through mutual and pooled funds:
U.S. government and municipals	52	—	52
U.S. corporate debt	199	—	199
International bonds	619	—	619
Multi-sector	57	1	56
Equity
Assets held directly:
U.S. equity	615	615	—
International equity	206	206	—
Held through mutual and pooled funds:
U.S. equity	990	3	987
Non-U.S. equity	634	1	633
Global equity	217	—	217
U.S. equity collars	(56)	—	(56)

Total Plan Assets	$4,192	$1,024	$3,168

For the U.S. pension plan, equity option strategies are used to reduce the volatility of returns on investments. Zero-cost equity collars are currently in place on the U.S. equity allocation which was about $1.5 billion as of December 31, 2010, and as of that date were in a liability position of $56 million.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
	(Millions of dollars)
Cash and Cash Equivalents
Assets held directly	$20	$20	$—
Held through mutual and pooled funds	182	12	170
Fixed Income
Assets held directly:
U.S. government and municipals	130	92	38
U.S. corporate debt	278	—	278
U.S. securitized fixed income	72	—	72
International bonds	92	18	74
Held through mutual and pooled funds:
U.S. government and municipals	74	—	74
U.S. corporate debt	231	—	231
International bonds	291	—	291
Multi-sector	52	1	51
Equity
Assets held directly:
U.S. equity	495	494	1
International equity	243	243	—
Held through mutual and pooled funds:
U.S. equity	829	2	827
Non-U.S. equity	742	1	741
Global equity	164	—	164

Total Plan Assets	$3,895	$883	$3,012

Inputs and valuation techniques used to measure the fair value of plan assets vary according to the type of security being valued. Substantially all of the equity securities held directly by the plans are actively traded and fair values are determined based on quoted market prices. Fair values of U.S. Treasury securities are determined based on trading activity in the marketplace.

Fair values of U.S. corporate debt, U.S. securitized fixed income and international bonds are typically determined by reference to the values of similar securities traded in the marketplace and current interest rate levels. Multiple pricing services are typically employed to assist in determining these valuations.

Fair values of equity securities and fixed income securities held through units of pooled funds are based on net asset value (NAV) of the units of the pooled fund determined by the fund manager. Pooled funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. As pooled funds are typically only accessible by institutional investors, the NAV is not readily observable by noninstitutional investors.

Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2010, there were no significant concentrations of equity or debt securities in any single issuer or industry.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010 and 2009, there were less than $1 million of assets in the Principal Plans with a level 3 fair value determination (significant unobservable inputs). In addition, during 2010 and 2009, there were no significant transfers of assets in the Principal Plans among level 1, 2 or 3 fair value determinations.

Cash Flows

We anticipate contributing between $400 million and $500 million to our pension plans in 2011.

Estimated Future Benefit Payments

Over the next ten years, we expect that the following gross benefit payments and related Medicare Part D reimbursements will occur:

	Pension Benefits	Other Benefits	Medicare Part D Reimbursements
	(Millions of dollars)
2011	$360	$68	$(4)
2012	362	67	(4)
2013	362	66	(5)
2014	367	67	(5)
2015	373	69	(5)
2016 – 2020	1,996	370	(26)

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2010 data:

	One-Percentage-Point
	Increase	Decrease
	(Millions of dollars)
Effect on total of service and interest cost components	$2	$2
Effect on postretirement benefit obligation	31	29

Defined Contribution Pension Plans

In 2009, we took action with respect to our U.S. Incentive Investment Plan (a 401(k) plan), Retirement Contribution Plan and Retirement Contribution Excess Benefit Program to discontinue all contributions to these plans for future plan years (other than for certain employees subject to collective bargaining agreements). Effective January 1, 2010, we adopted a new 401(k) profit sharing plan, and amended our supplemental plan, to provide for a matching contribution of a U.S. employee’s contributions to the plans, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. Except for certain employees subject to collective bargaining agreements, U.S. participants’ investment balances in our existing 401(k) plan and Retirement Contribution Plan were transferred to the new 401(k) plan. We also have defined contribution pension plans for certain of our employees outside the U.S.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs charged to expense for our defined contribution pension plans were as follows:

	2010	2009	2008
	(Millions of dollars)
U.S.	$75	$73	$73
Outside the U.S.	23	19	21

Total	$98	$92	$94

Note 12.    Stockholders’ Equity

Set forth below are reconciliations for each of the three years ending December 31, 2010 of the carrying amount of total stockholders’ equity from the beginning of the period to the end of the period. In addition, each of the reconciliations displays the amount of net income allocable to redeemable preferred securities of subsidiaries.

		Stockholders’ Equity Attributable to
	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
	(Millions of dollars)
Balance at December 31, 2007		$5,224	$463	$1,026
Comprehensive Income:
Net income	$1,829	1,690	82	57
Other comprehensive income, net of tax:
Unrealized translation	(982)	(900)	(81)	(1)
Employee postretirement benefits	(689)	(687)	(2)	—
Other	(8)	(8)	—	—

Total Comprehensive Income	$150

Stock-based awards		105	—	—
Income tax benefits on stock-based compensation		10	—	—
Shares repurchased		(636)	—	—
Recognition of stock-based compensation		47	—	—
Dividends declared		(966)	(51)	(1)
Additional investment in subsidiary and other		(1)	(25)	(2)
Return on redeemable preferred securities and noncontrolling interests		—	(3)	(47)

Balance at December 31, 2008		$3,878	$383	$1,032

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Stockholders’ Equity Attributable to
	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
	(Millions of dollars)
Balance at December 31, 2008		$3,878	$383	$1,032
Comprehensive Income:
Net income	$1,994	1,884	54	56
Other comprehensive income, net of tax:
Unrealized translation	625	619	6	—
Employee postretirement benefits	(34)	(32)	(2)	—
Other	3	3	—	—

Total Comprehensive Income	$2,588

Stock-based awards		150	—	—
Income tax benefits on stock-based compensation		7	—	—
Shares repurchased		(7)	—	—
Recognition of stock-based compensation		86	—	—
Dividends declared		(996)	(45)	(1)
Additional investment in subsidiary and other		(186)	(111)	18
Return on redeemable preferred securities and noncontrolling interests		—	(1)	(53)

Balance at December 31, 2009		$5,406	$284	$1,052
Comprehensive Income:
Net income	$1,943	1,843	44	56
Other comprehensive income, net of tax:
Unrealized translation	334	326	7	1
Employee postretirement benefits	55	57	(2)	—
Other	(16)	(16)	—	—

Total Comprehensive Income	$2,316

Stock-based awards		133	—	—
Income tax benefits on stock-based compensation		2	—	—
Shares repurchased		(809)	—	—
Recognition of stock-based compensation		52	—	—
Dividends declared		(1,085)	(47)	(1)
Other		8	(1)	(7)
Return on redeemable preferred securities		—	—	(54)

Balance at December 31, 2010		$5,917	$285	$1,047

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. During 2009, we acquired the remaining 31 percent interest in our Andean region subsidiary, Colombiana Kimberly Colpapel S.A., for $289 million. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, AOCI and additional paid-in capital classified in stockholders’ equity by $278 million and increased investments in equity companies by $11 million. The following schedule reflects the effect of the change in ownership interest for this transaction.

Year Ended December 31 2009
(Millions of dollars)
Net Income attributable to Kimberly-Clark	$1,884
Decrease in Kimberly-Clark Corporation’s additional paid-in capital	(133)

Change from net income attributable to Kimberly-Clark and transfers to noncontrolling interests	$1,751

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss) attributable to Kimberly-Clark are as follows:

	Year Ended December 31
	2010			2009			2008
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
	(Millions of dollars)
Unrealized translation	$332	$(6)	$326	$619	$—	$619	$(900)	$—	$(900)

Defined benefit pension plans:
Unrecognized net actuarial loss and transition amount
Funded status recognition	(58)	23	(35)	(111)	19	(92)	(1,292)	478	(814)
Amortization included in net periodic benefit cost	99	(34)	65	111	(40)	71	56	(19)	37
Currency and other	10	1	11	(36)	7	(29)	95	(30)	65

	51	(10)	41	(36)	(14)	(50)	(1,141)	429	(712)

Unrecognized prior service cost
Funded status recognition	(1)	—	(1)	18	(6)	12	3	—	3
Amortization included in net periodic benefit cost	2	(1)	1	3	(1)	2	6	(3)	3
Currency and other	(1)	1	—	—	(1)	(1)	3	—	3

	—	—	—	21	(8)	13	12	(3)	9

	51	(10)	41	(15)	(22)	(37)	(1,129)	426	(703)

Other postretirement benefit plans:
Unrecognized net actuarial loss and transition amount
Funded status recognition	10	8	18	9	(5)	4	58	(26)	32
Amortization included in net periodic benefit cost	1	(4)	(3)	—	—	—	1	(1)	—
Currency and other	(1)	1	—	(1)	1	—	2	(19)	(17)

	10	5	15	8	(4)	4	61	(46)	15

Unrecognized prior service cost
Amortization included in net periodic benefit cost	3	(1)	2	2	(1)	1	2	(1)	1
Currency and other	(1)	—	(1)	—	—	—	—	—	—

	2	(1)	1	2	(1)	1	2	(1)	1

	12	4	16	10	(5)	5	63	(47)	16

Cash flow hedges and other:
Recognition of effective portion of hedges	(37)	14	(23)	(29)	8	(21)	6	(7)	(1)
Amortization included in net income	17	(5)	12	45	(18)	27	1	1	2
Currency and other	(8)	3	(5)	(3)	—	(3)	(8)	(1)	(9)

	(28)	12	(16)	13	(10)	3	(1)	(7)	(8)

Other comprehensive income (loss)	$367	$—	$367	$627	$(37)	$590	$(1,967)	$372	$(1,595)

Purchase of subsidiary shares from noncontrolling interests	—	—	—	(37)	—	(37)	—	—	—

Change in accumulated other comprehensive income (loss)	$367	$—	$367	$590	$(37)	$553	$(1,967)	$372	$(1,595)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated balances of other comprehensive income (loss) attributable to Kimberly-Clark, net of applicable income taxes, are as follows:

	December 31
	2010	2009
	(Millions of dollars)
Unrealized translation	$15	$(311)
Unrecognized net actuarial loss and transition amount	(1,460)	(1,516)
Unrecognized prior service cost	(16)	(17)
Deferred (losses) gains on cash flow hedges	(3)	14
Unrealized holding losses on securities	(2)	(3)

Accumulated other comprehensive income (loss)	$(1,466)	$(1,833)

Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in accumulated other comprehensive income. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation is primarily due to weakening of the U.S. dollar versus the Australian dollar and the Swiss franc partially offset by the strengthening of the U.S. dollar versus the euro.

Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

Unrecognized net actuarial loss and unrecognized prior service cost of $94 million and $4 million, respectively, are expected to be recognized as a component of net periodic benefit cost in 2011.

At December 31, 2010, unremitted net income of equity companies included in consolidated retained earnings was $983 million.

Note 13.    Objectives and Strategies for Using Derivatives

As a multinational enterprise, we are exposed to risks, such as changes in foreign currency exchange rates, interest rates, commodity prices and the value of investments of our defined benefit pension plans. A number of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Our policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. Our policies also prohibit the use of any leveraged derivative instrument. Foreign currency derivative instruments, interest rate swaps and locks, equity collars and the majority of commodity hedging contracts are entered into with major financial institutions.

On the date the derivative contract is entered into, we formally designate certain derivatives as cash flow, fair value or net investment hedges, and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions or financial balances they are hedging. Changes in the fair value of derivatives not designated as hedging instruments are recorded to earnings when they occur.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a summary of the fair values of our derivative instruments classified by the risks they are used to manage as of December 31, 2010.

	Assets		Liabilities
	2010	2009	2010	2009
	(Millions of dollars)
Foreign currency exchange risk	$46	$16	$39	$84
Interest rate risk	24	41	2	—
Commodity price risk	—	1	7	3

Total	$70	$58	$48	$87

Foreign Currency Exchange Risk Management

We have a centralized U.S. dollar functional currency international treasury operation (“In-House Bank”) that manages foreign currency exchange risks by netting, on a daily basis, exposures to recorded non-U.S. dollar assets and liabilities and entering into derivative instruments with third parties whenever the net exposure in any single currency exceeds predetermined limits. These derivative instruments are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in earnings when they occur. The In-House Bank also records the gain or loss on the remeasurement of its non-U.S. dollar-denominated monetary assets and liabilities in earnings. Consequently, the effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses. The In-House Bank’s daily notional derivative positions with third parties averaged $1.1 billion during 2010 and its average net exposure for the year was $900 million. The In-House Bank used eight counterparties for its foreign exchange derivative contracts.

We enter into derivative instruments to hedge a portion of the net foreign currency exposures of our non-U.S. operations, principally for their forecasted purchases of pulp, which are priced in U.S. dollars. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. We also hedge a portion of the net foreign currency exposures of our non-U.S. operations for imported intercompany finished goods and work-in-process priced predominately in U.S. dollars and euros through the use of derivative instruments that are designated and qualify as cash flow hedges.

Gains and losses on these cash flow hedges, to the extent effective, are recorded in other comprehensive income net of related income taxes and released to earnings as the related finished goods inventory containing the pulp and imported intercompany purchases are sold to unaffiliated customers. As of December 31, 2010, outstanding derivative contracts of $700 million notional value were designated as cash flow hedges for the forecasted purchases of pulp and intercompany finished goods and work-in-process.

The foreign currency exposure on intercompany balances managed outside the In-House Bank, primarily loans, is hedged with derivative instruments with third parties. At December 31, 2010, the notional amount of these predominantly undesignated derivative instruments was $580 million.

Foreign Currency Translation Risk Management

Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. There were no net investment hedges in place at December 31, 2010. The risk to any particular entity’s net assets is minimized to the extent that the entity is financed with local currency borrowing.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Risk Management

Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments and interest rate swaps. The primary objective is to maintain a cost-effective mix. From time to time, interest rate swap contracts, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt. These derivative instruments are designated and qualify as fair value hedges or, to a lesser extent, cash flow hedges.

From time to time, derivatives are used to hedge the anticipated issuance of fixed-rate debt. These exposures are hedged with forward-starting swaps or “treasury locks” (e.g., a 10-year “treasury lock” hedging the anticipated underlying U.S. Treasury interest rate related to issuance of 10-year debt). These contracts are designated as cash flow hedges.

At December 31, 2010, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges and cash flow hedges were $700 million and $330 million, respectively.

Commodity Price Risk Management

We use derivative instruments to hedge a portion of our exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.

As of December 31, 2010, outstanding commodity forward contracts were in place to hedge forecasted purchases of about 20 percent of our estimated natural gas requirements in 2011 and a lesser percentage for future periods.

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Fair Value Hedges

Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk and foreign currency exchange risk. The fair values of these instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt.

Fair value hedges resulted in no significant ineffectiveness in the years ended December 31, 2010, 2009 and 2008. For the years ended December 31, 2010, 2009 and 2008, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in other comprehensive income, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings.

Cash flow hedges resulted in no significant ineffectiveness in the years ended December 31, 2010, 2009 and 2008. For the years ended December 31, 2010, 2009 and 2008, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At December 31, 2010, $10 million of after-tax losses are expected to be reclassified from AOCI primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow hedges in place at December 31, 2010 is October 2013.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative Information About our Use of Derivative Instruments

The following tables display the location and amount of pretax gains and losses reported in the Consolidated Income Statement and Consolidated Statement of Other Comprehensive Income (“OCI”) and the location and fair values of derivative instruments presented in the Consolidated Balance Sheet.

	Income Statement Classifications	Gain or (Loss) Recognized in Income
		2010	2009	2008
		(Millions of dollars)
Undesignated foreign exchange hedging instruments	Other (income) and expense, net(a)	$57	$(95)	$65

Fair Value Hedges
Foreign exchange contracts	Other (income) and expense, net	$1	$(6)	$14

Hedged foreign exchange monetary assets and liabilities	Other (income) and expense, net	$(1)	$6	$(14)

Interest rate swap contracts	Interest expense	$8	$9	$38

Hedged debt instruments	Interest expense	$(8)	$(9)	$(38)

	Gain or (Loss) Recognized In OCI			Income Statement Classification of Gain or (Loss) Reclassified from AOCI	Gain or (Loss) Reclassified from AOCI to Income
	2010	2009	2008		2010	2009	2008
	(Millions of dollars)				(Millions of dollars)
Cash Flow Hedges
Interest rate contracts	$(21)	$29	$(3)	Interest expense	$3	$3	$4
Foreign exchange contracts	—	(32)	38	Cost of products sold	(7)	(5)	3
Commodity contracts	(16)	(26)	(29)	Cost of products sold	(13)	(43)	(8)

Total	$(37)	$(29)	$6		$(17)	$(45)	$(1)

Net Investment Hedges
Foreign exchange contracts	$(6)	$(18)	$1		$—	$—	$—

(a)	Gains and (losses) on these instruments primarily relate to derivatives entered into with third parties to manage foreign currency exchange exposure on remeasurement of non-functional currency denominated monetary assets and liabilities. Consequently, the effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Derivative Instruments
		Asset Derivatives at December 31
	Balance Sheet Location	2010	2009
		(Millions of dollars)
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	$32
Interest rate contracts	Other assets	24	9
Foreign exchange contracts	Other current assets	4	5
Foreign exchange contracts	Other assets	1	—

Total		$29	$46
Undesignated derivatives:
Foreign exchange contracts	Other current assets	$41	$12

Total asset derivatives		$70	$58

		Liability Derivatives at December 31
	Balance Sheet Location	2010	2009
		(Millions of dollars)
Derivatives designated as hedging instruments:
Interest rate contracts	Other liabilities	$2	$—
Foreign exchange contracts	Accrued expenses	16	21
Foreign exchange contracts	Other liabilities	3	—
Commodity contracts	Accrued expenses	7	3

Total		$28	$24

Undesignated derivatives:
Foreign exchange contracts and other	Accrued expenses	$20	$63

Total liability derivatives		$48	$87

Note 14.    Real Estate Variable Interest Entities

We participate in the U.S. affordable housing and historic renovation real estate markets. Investments in these markets are encouraged by laws enacted by the U.S. Congress and related federal income tax rules and regulations. Accordingly, these investments generate income tax credits and tax losses that are used to reduce our income tax liabilities. We invested in these markets through (i) investments in wholly-owned or majority-owned entities, (ii) limited liability companies as a nonmanaging member and (iii) investments in various funds in which we are one of many noncontrolling investors. The entities borrow money from third parties generally on a nonrecourse basis and invest in and own various real estate projects.

We consolidate real estate entities in which we are the primary beneficiary. In most of these entities we also have voting control. We determined we are the primary beneficiary of these variable interests based on qualitative analysis. The assets of these entities are classified principally as property, plant and equipment and have a carrying amount aggregating $37 million at December 31, 2010 that serves as collateral for the obligations of these ventures. The obligations have a carrying amount aggregating $25 million, of which $23 million is included in debt payable within one year and $2 million is included in long-term debt. Neither the creditors nor the other beneficial interest holders of these consolidated ventures have recourse to the general credit of Kimberly-Clark, except for $8 million of permanent financing debt, which we guarantee. We have made insignificant noncontractual cash infusions to these entities.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have significant interests in other variable interest real estate entities in which we are not the primary beneficiary. We account for our interests in these nonconsolidated real estate entities by the equity method of accounting, and have accounted for the related income tax credits and other tax benefits as a reduction in our income tax provision. As of December 31, 2010, we had net equity of $6 million in our nonconsolidated real estate entities. We have made noncontractual cash infusions to certain of the entities aggregating $8 million principally to provide cash flow to support debt payments.

As of December 31, 2010, total permanent financing debt for the nonconsolidated entities was $94 million. A total of $28 million of the permanent financing debt is guaranteed by Kimberly-Clark and the remainder of this debt is secured solely by the properties. At December 31, 2010, our maximum loss exposure for our nonconsolidated real estate entities is estimated to be $36 million and is comprised of our net equity in these entities of $6 million, our permanent financing guarantees of $28 million, and income tax credit recapture risk of $2 million.

If our investments in all of our real estate entities were to be disposed of at their carrying amounts, a portion of the tax credits may be recaptured and may result in a charge to earnings. As of December 31, 2010, this recapture risk is estimated to be $12 million. We have no current intention of disposing of these investments during the recapture period, nor do we anticipate the need to do so in the foreseeable future in order to satisfy any anticipated liquidity need. Accordingly, the recapture risk is considered to be remote.

Note 15.    Leases and Commitments

Leases

We have entered into operating leases for certain warehouse facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year as of December 31, 2010 are as follows:

Millions of dollars
Year Ending December 31:
2011	$194
2012	143
2013	118
2014	103
2015	84
Thereafter	153

Future minimum obligations	$795

Certain operating leases contain residual value guarantees under which, if the leased property is not purchased from the lessor at the end of the lease term, we will be liable to the lessor for the shortfall, if any, between the proceeds from the sale of the property and an agreed value. At December 31, 2010, the maximum amount of the residual value guarantee was $15 million. We expect the proceeds from the sale of the properties under the operating leases will exceed the agreed values.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated rental expense under operating leases was $296 million, $284 million and $316 million in 2010, 2009 and 2008, respectively.

Purchase Commitments

We have entered into long-term contracts for the purchase of pulp and utilities, principally electricity. Commitments under these contracts based on current prices are $616 million in 2011, $320 million in 2012, $90 million in 2013, $68 million in 2014 and $44 million in 2015. Total commitments beyond the year 2015 are $65 million.

Although we are primarily liable for payments on the above-mentioned leases and purchase commitments, our exposure to losses, if any, under these arrangements is not material.

Note 16.    Legal Matters

We are subject to various lawsuits and claims pertaining to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.

Litigation

The following is a brief description of certain legal and administrative proceedings to which we are a party or to which our properties are subject. None of the legal and administrative proceedings described below, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

Environmental Matters

We have been named as a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites, none of which, individually or in the aggregate, is likely to have a material adverse effect on our business, financial condition, results of operations or liquidity.

In 2007, the Delaware County Regional Water Quality Authority (“Delcora”) initiated actions alleging that we underreported the quantity of effluent discharged to Delcora from our Chester Mill for several years due to an inaccurate effluent flow metering device and that, as a result, we owed Delcora $19.5 million. Delcora is a public agency that operates a sewerage system that serves our Chester Mill, as well as other industrial and municipal customers. Delcora also regulates the discharge of wastewater from the Chester Mill. We denied that we violated any environmental requirements and disputed Delcora’s calculation of amounts owed for past wastewater treatment services. In January 2011, the parties conducted a mediation that yielded a settlement agreement in which we will pay Delcora $250,000 as a monetary sanction and $3.75 million to settle the dispute over historic charges for wastewater treatment services. As a result of this settlement, the actions initiated by Delcora in 2007 will be dismissed with prejudice and other pending disputes between the parties were resolved.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Income Taxes

An analysis of the provision for income taxes follows:

	Year Ended December 31
	2010	2009	2008
	(Millions of dollars)
Current income taxes:
United States	$368	$313	$150
State	95	(5)	16
Other countries	337	297	301

Total	800	605	467

Deferred income taxes:
United States	(15)	99	119
State	(24)	(5)	17
Other countries	27	47	15

Total	(12)	141	151

Total provision for income taxes	$788	$746	$618

Income before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2010	2009	2008
	(Millions of dollars)
United States	$1,609	$1,643	$1,261
Other countries	941	933	1,028

Total income before income taxes	$2,550	$2,576	$2,289

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets (liabilities) are composed of the following:

	December 31
	2010	2009
	(Millions of dollars)
Net current deferred income tax asset attributable to:
Accrued expenses	$103	$102
Pension, postretirement and other employee benefits	82	86
Loss carryforwards	72	—
Installment sales	(72)	—
Inventory	(21)	(45)
Other	46	8
Valuation allowances	(23)	(15)

Net current deferred income tax asset	$187	$136

Net current deferred income tax liability included in accrued expenses	$(28)	$(31)

Net noncurrent deferred income tax asset attributable to:
Tax credits and loss carryforwards	$447	$405
Pension and other postretirement benefits	153	228
Property, plant and equipment, net	(97)	(86)
Other	42	37
Valuation allowances	(233)	(211)

Net noncurrent deferred income tax asset included in other assets	$312	$373

Net noncurrent deferred income tax liability attributable to:
Property, plant and equipment, net	$(1,081)	$(976)
Pension, postretirement and other employee benefits	550	546
Tax credits and loss carryforwards	447	462
Installment sales	(112)	(180)
Provision for unremitted earnings	(88)	(70)
Intangible assets	(43)	(63)
Other	(13)	(78)
Valuation allowances	(29)	(18)

Net noncurrent deferred income tax liability	$(369)	$(377)

Valuation allowances increased $43 million in 2010 and decreased $75 million in 2009. Valuation allowances at the end of 2010 primarily relate to tax credits and income tax loss carryforwards of $1.2 billion. If these items are not utilized against taxable income, $210 million of the loss carryforwards will expire from 2011 through 2030. The remaining $981 million has no expiration date.

Realization of income tax loss carryforwards is dependent on generating sufficient taxable income prior to expiration of these carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets, net of applicable valuation allowances, will be realized. The amount of the deferred tax assets considered realizable could be reduced or increased due to changes in the tax environment or if estimates of future taxable income change during the carryforward period.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective provision for income taxes:

	Year Ended December 31
	2010	2009	2008
Tax at U.S. statutory rate applied to income before income taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	(0.3)	0.9
Statutory rates other than U.S. statutory rate	(3.0)	(2.4)	(2.4)
Other – net(a)	(2.9)	(3.3)	(6.5)

Effective income tax rate	30.9%	29.0%	27.0%

(a)	Other—net is comprised of numerous items, none of which is greater than 1.75 percent of income before income taxes.

At December 31, 2010, U.S. income taxes have not been provided on $7.3 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to Kimberly-Clark or a U.S. affiliate, or if Kimberly-Clark were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

Accounting for Uncertainty in Income Taxes

Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2010	2009	2008
	(Millions of dollars)
Balance at January 1	$570	$438	$438
Gross increases for tax positions of prior years	67	139	62
Gross decreases for tax positions of prior years	(89)	(77)	(96)
Gross increases for tax positions of the current year	54	113	68
Settlements	(36)	(39)	(15)
Lapse of statute of limitations	—	(10)	(6)
Currency	2	6	(13)

Balance at December 31	$568	$570	$438

Of the amounts recorded as unrecognized tax benefits at December 31, 2010, 2009 and 2008, $474 million, $488 million and $356 million, respectively, would reduce our effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2010, 2009 and 2008, we recognized a net cost of $8 million, a net cost of $2 million and a net benefit of $8 million, respectively, in interest and penalties. Total accrued penalties and net accrued interest was $15 million and $18 million at December 31, 2010 and 2009, respectively.

It is reasonably possible that a number of uncertainties could be resolved within the next 12 months. The most significant uncertainties involve transfer pricing and certain financing structures. Various other uncertain tax positions also may be resolved. It is reasonably possible the aggregate resolution of the uncertainties could be up to $100 million, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years

United States	2008 to 2010

United Kingdom	2008 to 2010

Canada	2005 to 2010

Korea	2005 to 2010

Australia	2006 to 2010

Our U.S. federal income tax returns have been audited through 2007. We have various federal income tax return positions in administrative appeals or litigation for 1999 and 2002 to 2007.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state effect of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states. We have various state income tax return positions in the process of examination, administrative appeals or litigation.

Note 18.    Earnings Per Share

A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Average Common Shares Outstanding
	2010	2009	2008
	(Millions)
Average shares outstanding	411.3	414.6	416.7
Participating securities	1.1	1.5	1.8

Basic	412.4	416.1	418.5
Dilutive effect of stock options	1.1	.4	.9
Dilutive effect of restricted share and restricted share unit awards	.9	.3	.2

Diluted	414.4	416.8	419.6

Options outstanding that were not included in the computation of diluted EPS mainly because their exercise price was greater than the average market price of the common shares are summarized below:

Description	2010	2009	2008
Average number of share equivalents (millions)	13.9	21.8	15.6
Weighted-average exercise price	$66.00	$64.12	$66.31
Expiration date of options	2010 to 2020	2009 to 2019	2008 to 2018
Options outstanding at year-end (millions)	14.7	20.3	16.0

The number of common shares outstanding as of December 31, 2010, 2009 and 2008 was 406.9 million, 416.9 million and 413.6 million, respectively.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Subsequent Events

On January 21, 2011, we initiated a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and K-C Professional businesses. The restructuring is expected to be completed by the end of 2012 and will involve the streamlining, sale or closure of 5 to 6 of our manufacturing facilities around the world. In conjunction with these actions, we will be exiting certain non-strategic products, primarily non-branded offerings, and transferring some production to lower-cost facilities in order to improve overall profitability and returns. Facilities that will be impacted by the restructuring include our pulp and tissue facility in Everett, Washington and the two facilities in Australia that manufacture pulp and tissue.

The restructuring plan will commence in the first quarter of 2011 and is expected to be completed by December 31, 2012. The restructuring is expected to result in cumulative charges of approximately $400 million to $600 million before tax ($280 million to $420 million after tax) over that period. We anticipate that the charges will fall into the following categories and approximate dollar ranges: workforce reduction costs ($50 million to $100 million); incremental depreciation ($300 million to $400 million); and other associated costs ($50 million to $100 million). Cash costs related to the streamlining of operations, sale or closure, relocation of equipment, severance and other expenses are expected to account for approximately 25 percent to 50 percent of the charges. Noncash charges will consist primarily of incremental depreciation.

As a result of the restructuring, we expect that by 2013 annual net sales will be reduced by $250 million to $300 million and operating profit will increase by at least $75 million. Most of the restructuring will impact the consumer tissue business segment.

Note 20.    Business Segment and Geographic Data Information

We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care, Consumer Tissue, K-C Professional & Other, and Health Care. The reportable segments were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net; income and expense not associated with the business segments; and the costs of corporate decisions related to the strategic cost reductions described in Note 6. Corporate & Other Assets include our investments in equity affiliates, finance operations and real estate entities, and deferred tax assets. The accounting policies of the reportable segments are the same as those described in Note 1.

The principal sources of revenue in each global business segment are described below:

•

The Personal Care segment manufactures and markets disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, and related products. Products in this segment are primarily for household use and are sold under a variety of brand names, including Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

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

•

The Health Care segment manufactures and markets health care products such as surgical drapes and gowns, infection control products, face masks, exam gloves, respiratory products, pain management products and other disposable medical products. Products in this segment are sold under the Kimberly-Clark, Ballard, ON-Q and other brand names.

Net sales to Wal-Mart Stores, Inc. were approximately 13 percent in both 2010 and 2009, and 14 percent in 2008.

Information concerning consolidated operations by business segment and geographic area, as well as data for equity companies, is presented in the following tables:

Consolidated Operations by Business Segment

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Corporate & Other		Consolidated Total
	(Millions of dollars)
Net Sales
2010	$8,670	$6,497	$3,110	$1,460	$9		$19,746
2009	8,365	6,409	3,007	1,371	(37)		19,115
2008	8,272	6,748	3,174	1,224	(3)		19,415
Operating Profit(a)
2010	1,764	660	468	174	(293	)(b)	2,773
2009	1,739	736	464	244	(358)		2,825
2008	1,649	601	428	143	(274	)(c)	2,547
Depreciation and Amortization
2010	277	329	142	56	9		813
2009	255	314	148	50	16		783
2008	239	319	136	52	29		775
Assets
2010	6,316	6,106	2,962	2,410	2,070		19,864
2009	5,895	5,871	2,969	2,558	1,916		19,209
2008	5,480	5,809	2,710	2,139	1,951		18,089
Capital Spending
2010	436	331	156	40	1		964
2009	440	271	97	38	2		848
2008	375	351	130	49	1		906

(a)	Segment operating profit excludes other (income) and expense, net and income and expenses not associated with the business segments.

(b)	Included in Corporate & Other for the year ended December 31, 2010, is a $19 million charge related to the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. See additional information in Note 4. The charges related to the business segments are as follows:

Millions of dollars
Personal Care	$11
Consumer Tissue	6
K-C Professional & Other	2

Total	$19

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)	Corporate & Other includes expenses not associated with the business segments, including the following amounts of pretax charges in 2008 for the strategic cost reductions.

Millions of dollars
Personal Care	$34
Consumer Tissue	15
K-C Professional & Other	5
Health Care	18

Total	$72

Sales of Principal Products

	2010	2009	2008
	(Billions of dollars)
Consumer tissue products	$6.4	$6.3	$6.6
Diapers	4.7	4.7	4.6
Away-from-home professional products	3.0	2.9	3.0
All other	5.6	5.2	5.2

Consolidated	$19.7	$19.1	$19.4

Consolidated Operations by Geographic Area

	United States	Canada	Inter- geographic Items(a)	Total North America	Europe	Asia, Latin America & Other	Inter- geographic Items	Corporate & Other		Consolidated Total
	(Millions of dollars)
Net Sales
2010	$10,480	$684	$(445)	$10,719	$3,179	$6,561	$(713)	$—		$19,746
2009	10,146	596	(322)	10,420	3,220	6,124	(649)	—		19,115
2008	10,143	574	(256)	10,461	3,679	5,942	(667)	—		19,415

Operating Profit(b)
2010	1,901	125	—	2,026	222	818	—	(293)		2,773
2009	2,059	113	—	2,172	171	840	—	(358)		2,825
2008	1,730	144	—	1,874	210	737	—	(274	)(c)	2,547

Net Property
2010	4,290	30	—	4,320	1,552	2,484	—	—		8,356
2009	4,174	32	—	4,206	1,582	2,245	—	—		8,033
2008	4,266	29	—	4,295	1,406	1,966	—	—		7,667

(a)	Intergeographic net sales include $95 million, $82 million and $89 million by operations in Canada to the U.S. in 2010, 2009 and 2008, respectively.

(b)	Geographic operating profit excludes Other (income) and expense, net and income and expenses not associated with geographic areas.

(c)	Corporate & Other includes expenses not associated with geographic areas, including the following amounts of pretax charges in 2008 for the strategic cost reductions.

Millions of dollars
United States	$47
Europe	22
Asia, Latin America & Other	3

Total	$72

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Companies’ Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation’s Share of Net Income
	(Millions of dollars)
2010	$2,310	$815	$555	$378	$181
2009	2,033	740	505	341	164
2008	2,286	812	464	349	166

	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stockholders’ Equity
	(Millions of dollars)
2010	$1,198	$919	$520	$982	$615
2009	1,108	867	772	624	579
2008	815	819	705	410	519

Equity companies are principally engaged in operations in the Personal Care and Consumer Tissue businesses, and amounts above primarily reflect operations in Latin America.

At December 31, 2010, our equity companies and ownership interest were as follows: Kimberly-Clark Lever Private Limited (India) (50%), Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries (47.9%), Olayan Kimberly-Clark Arabia (49%), Olayan Kimberly-Clark (Bahrain) WLL (49%) and Tecnosur S.A. (Colombia) (50%).

Kimberly-Clark de Mexico, S.A.B. de C.V. is partially owned by the public and its stock is publicly traded in Mexico. At December 31, 2010, our investment in this equity company was $269 million, and the estimated fair value of the investment was $3.1 billion based on the market price of publicly traded shares.

Note 21.    Supplemental Data (Millions of dollars)

	December 31
Supplemental Income Statement Data	2010	2009	2008
Advertising expense	$698	$559	$512
Research expense	317	301	297
Foreign currency transaction losses, net	20	110	18

Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, net	2010	2009
Accounts Receivable:
From customers	$2,231	$2,290
Other	321	365
Less allowance for doubtful accounts and sales discounts	(80)	(89)

Total	$2,472	$2,566

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31
	2010			2009
Summary of Inventories	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Inventories by Major Class:
At the lower of cost determined on the FIFO or weighted-average cost methods or market:
Raw materials	$154	$350	$504	$137	$282	$419
Work in process	195	144	339	177	111	288
Finished goods	715	763	1,478	573	685	1,258
Supplies and other	—	298	298	—	277	277

	1,064	1,555	2,619	887	1,355	2,242
Excess of FIFO or weighted-average cost over LIFO cost	(246)	—	(246)	(209)	—	(209)

Total	$818	$1,555	$2,373	$678	$1,355	$2,033

	December 31
Summary of Property, Plant and Equipment, net	2010	2009
Property, Plant and Equipment
Land	$220	$211
Buildings	2,833	2,686
Machinery and equipment	14,271	13,480
Construction in progress	553	557

	17,877	16,934
Less accumulated depreciation	(9,521)	(8,901)

Total	$8,356	$8,033

	December 31
Summary of Accrued Expenses	2010	2009
Accrued advertising and promotion	$403	$415
Accrued salaries and wages	350	411
Accrued quantity discounts	353	345
Other	803	893

Total	$1,909	$2,064

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Decrease (Increase) in Operating Working Capital(a)	Year Ended December 31
	2010	2009	2008
Accounts receivable	$45	$(20)	$148
Inventories	(341)	523	(45)
Prepaid expenses	10	(1)	13
Trade accounts payable	263	278	(43)
Accrued expenses	(122)	201	(185)
Accrued income taxes	180	(27)	(96)
Derivatives	(61)	116	(65)
Currency	50	35	(62)

Decrease (increase) in operating working capital	$24	$1,105	$(335)

(a)	Excludes the effects of acquisitions and dispositions.

	Year Ended December 31
Other Cash Flow Data	2010	2009	2008
Interest paid	$248	$290	$319
Income taxes paid	582	764	538

	Year Ended December 31
Interest Expense	2010	2009	2008
Gross interest cost	$255	$288	$318
Capitalized interest on major construction projects	(12)	(13)	(14)

Interest expense	$243	$275	$304

Note 22.    Unaudited Quarterly Data

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Millions of dollars, except per share amounts)
Net sales	$5,075	$4,979	$4,857	$4,835	$4,982	$4,913	$4,727	$4,493
Gross profit	1,645	1,614	1,644	1,647	1,666	1,727	1,573	1,454
Operating profit	699	698	711	665	717	871	609	628
Net income attributable to the Corporation	492	469	498	384	492	582	403	407
Per share basis:
Basic	1.20	1.14	1.20	.92	1.18	1.40	.97	.98
Diluted	1.20	1.14	1.20	.92	1.17	1.40	.97	.98
Cash dividends declared per share	.66	.66	.66	.66	.60	.60	.60	.60

Market price per share:
High	67.23	67.24	63.49	64.62	67.03	60.48	54.31	53.90
Low	61.06	59.62	59.57	58.25	57.67	51.71	45.19	43.05
Close	63.04	65.05	60.63	62.88	63.71	58.98	52.43	46.11

PART II

(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Corporation adopted new accounting standards for variable interest entities effective January 1, 2010. The Corporation also adopted new accounting standards for business combinations and noncontrolling interests in consolidated financial statements effective January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2011, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 23, 2011

PART II

(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Internal Control Over Financial Reporting

Management’s Report on the Financial Statements

Our management is responsible for all aspects of the business, including the preparation of the consolidated financial statements in this annual report. The consolidated financial statements have been prepared using generally accepted accounting principles considered appropriate in the circumstances to present fairly our consolidated financial position, results of operations and cash flows on a consistent basis. Management also has prepared the other information in this annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

As can be expected in a complex and dynamic business environment, some financial statement amounts are based on estimates and judgments. Even though estimates and judgments are used, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this annual report. These measures include an effective control-oriented environment in which the internal audit function plays an important role and an Audit Committee of the Board of Directors that oversees the financial reporting process. The consolidated financial statements have been audited by the independent registered public accounting firm, Deloitte & Touche LLP. During its audits, Deloitte & Touche LLP was given unrestricted access to all financial records, including minutes of all meetings of stockholders and our Board of Directors and all committees of our Board. Management believes that all representations made to the independent registered public accountants during their audits were valid and appropriate.

Audit Committee Oversight and Our Code of Conduct

The Audit Committee of our Board of Directors, which is composed solely of independent directors, assists our Board in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing and financial reporting practices; the audits of our consolidated financial statements; and internal control over financial reporting. The Audit Committee reviews with the auditors any relationships that may affect their objectivity and independence. The Audit Committee also reviews with management, the internal auditors and the independent registered public accounting firm the quality and adequacy of our internal control over financial reporting, including compliance matters related to our code of conduct, and the results of internal and external audits. The Audit Committee has reviewed and recommended that the audited consolidated financial statements included in this report be included in the Form 10-K for filing with the Securities and Exchange Commission.

PART II

(Continued)

Our code of conduct, among other things, contains policies for conducting business affairs in a lawful and ethical manner everywhere we do business, for avoiding potential conflicts of interest and for preserving confidentiality of information and business ideas. Internal controls have been implemented to provide reasonable assurance that the code of conduct is followed.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, including safeguarding of assets against unauthorized acquisition, use or disposition. This system is designed to provide reasonable assurance to management and our Board of Directors regarding preparation of reliable published financial statements and safeguarding of our assets. This system is supported with written policies and procedures, contains self-monitoring mechanisms and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and, therefore, can provide only reasonable assurance as to the reliability of financial statement preparation and such asset safeguarding.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

Deloitte & Touche LLP has issued its attestation report on the effectiveness of our internal control over financial reporting. That attestation report appears below.

/s/ Thomas J. Falk	/s/ Mark A. Buthman
Thomas J. Falk	Mark A. Buthman
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 23, 2011

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above in “Management’s Report on Internal Control Over Financial Reporting” that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

(Continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kimberly-Clark Corporation:

We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2010, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Corporation as of and for the year ended December 31, 2010, and our report dated February 23, 2011, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph

PART II

(Continued)

regarding the Corporation’s adoption of new accounting standards for variable interest entities effective January 1, 2010, and for business combinations and noncontrolling interests in consolidated financial statements effective January 1, 2009.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 23, 2011

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sections of our 2011 Proxy Statement for the Annual Meeting of Stockholders (the “2011 Proxy Statement”) are incorporated in this Item 10 by reference:

•	“Certain Information Regarding Nominees for Director” under “Proposal 1. Election of Directors,” which identifies our directors and nominees for our Board of Directors.

•	“Section 16(a) Beneficial Ownership Reporting Compliance.”

•	“Corporate Governance Information—Other Corporate Governance Matters – Code of Conduct,” which describes our Code of Conduct.

•	“Corporate Governance Information—Stockholder Nominations for Directors,” which describes the procedures by which stockholders may nominate candidates for election to our Board of Directors.

•	“Corporate Governance Information—Audit Committee,” which identifies members of the Audit Committee of our Board of Directors and audit committee financial experts.

Information regarding our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this Report.

ITEM 11.    EXECUTIVE COMPENSATION

The information in the sections of the 2011 Proxy Statement captioned “Executive Compensation,” “Compensation of Directors” under “Proposal 1. Election of Directors” and “Corporate Governance Information—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the sections of the 2011 Proxy Statement captioned “Equity Compensation Plan Information” under “Proposal 4. Approval of the 2011 Equity Participation Plan” and “Security Ownership of Management and Certain Beneficial Owners” is incorporated in this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the sections of the 2011 Proxy Statement captioned “Transactions with Related Persons” and “Corporate Governance Information—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the sections of the 2011 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Auditors” is incorporated in this Item 14 by reference.

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

3.	Exhibits.

Exhibit No. (3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

Exhibit No. (3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

Exhibit No. (4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a.	Management Achievement Award Program, as amended and restated November 13, 2008, incorporated by reference to Exhibit No. (10)a of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated as of December 31, 2009, incorporated by reference to Exhibit No. (10)b of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit No. (10)c.	Seventh Amended and Restated Deferred Compensation Plan for Directors, effective January 1, 2008, incorporated by reference to Exhibit No. (10)c of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

Exhibit No. (10)d.	Executive Officer Achievement Award Program as amended November 12, 2008, incorporated by reference to Exhibit No. (10)d of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)e.	1992 Equity Participation Plan, as amended, incorporated by reference to Exhibit No. (10)e of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.*

PART IV

(Continued)

Exhibit No. (10)f.	Deferred Compensation Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit No. (10)f of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.*

Exhibit No. (10)g.	Outside Directors’ Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit No. (10)h.	Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated effective April 17, 2009, incorporated by reference to Exhibit No. (10)h of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit No. (10)i.	Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, effective April 17, 2009, incorporated by reference to Exhibit No. (10)i of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit No. (10)j.	Kimberly-Clark Corporation Supplemental Retirement 401(k) and Profit Sharing Plan, as amended and restated, effective January 1, 2010, incorporated by reference to Exhibit No. (10)j of the Corporation’s Current Report on Form 8-K dated December 21, 2009.*

Exhibit No. (10)l.	Outside Directors’ Compensation Plan, as amended, dated November 13, 2007, incorporated by reference to Exhibit No. (10)l of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit No. (10)m.	2001 Equity Participation Plan, as amended effective November 17, 2009, incorporated by reference to Exhibit No. (10)m of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit No. (10)n.	Form of Award Agreements under 2001 Equity Participation Plan, incorporated by reference to Exhibit No. (10)n of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.*

Exhibit No. (10)o.	Summary of Outside Directors’ Compensation pursuant to the Outside Directors’ Compensation Plan, effective January 1, 2009, incorporated by reference to Exhibit No. (10)o of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)p.	Severance Pay Plan, amended and restated, effective November 18, 2009, incorporated by reference to Exhibit No. (10)p of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit No. (10)q.	Letter Agreement between Kimberly-Clark Corporation and Robert W. Black, incorporated by reference to Exhibit No. (10)q of the Corporation’s Current Report on Form 8-K dated April 10, 2006, as filed on April 13, 2006.*

Exhibit No. (10)r.	Letter Agreement between Kimberly-Clark Corporation and Tony Palmer, incorporated by reference to Exhibit No. (10)r of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

Exhibit No. (10)s.	Letter Agreement between Kimberly-Clark Corporation and Christian A. Brickman, incorporated by reference to Exhibit No. (10)s of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

PART IV

(Continued)

Exhibit No. (10)t.	Summary of Financial Counseling Program for Kimberly-Clark Corporation Executives, dated November 12, 2008, incorporated by reference to Exhibit No. (10)t of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)v.	Letter Agreement between Kimberly-Clark Corporation and Elane Stock, incorporated by reference to Exhibit No. (10)v of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.*

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2010, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS**	XBRL Instance Document

Exhibit No. (101).SCH**	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 23, 2011	By:	/s/ MARK A. BUTHMAN
Mark A. Buthman
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS J. FALK Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 23, 2011

/s/ MARK A. BUTHMAN Mark A. Buthman	Senior Vice President and Chief Financial Officer (principal financial officer)	February 23, 2011

/s/ MICHAEL T. AZBELL Michael T. Azbell	Vice President and Controller (principal accounting officer)	February 23, 2011

Directors

John R. Alm	James M. Jenness
Dennis R. Beresford	Nancy J. Karch
John F. Bergstrom	Ian C. Read
Abelardo E. Bru	Linda Johnson Rice
Robert W. Decherd	Marc J. Shapiro
Mae C. Jemison	G. Craig Sullivan

By:	/s/ THOMAS J. MIELKE	February 23, 2011
Thomas J. Mielke Attorney-in-Fact

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Millions of dollars)

Description	Balance at Beginning Of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2010
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$68	$7	$—	$13	(b)	$62
Allowances for sales discounts	21	266	—	269	(c)	18
December 31, 2009
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$52	$22	$7	$13	(b)	$68
Allowances for sales discounts	21	272	1	273	(c)	21
December 31, 2008
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$51	$16	$(7)	$8	(b)	$52
Allowances for sales discounts	22	269	(1)	269	(c)	21

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Millions of dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Charged to Other Accounts	Deductions(b)	Balance at End of Period
December 31, 2010
Deferred Taxes
Valuation Allowance	$244	$35	$—	$(8)	$287
December 31, 2009
Deferred Taxes
Valuation Allowance	$319	$(84)	$—	$(9)	$244
December 31, 2008
Deferred Taxes
Valuation Allowance	$319	$13	$—	$13	$319

(a)	Includes decreasing foreign tax credit valuation allowances related to taxes provided on equity affiliates’ unremitted earnings of $(54) million in 2009.

(b)	Includes the net currency effects of translating valuation allowances at current rates of exchange, totaling $(8) million in 2010, $(9) million in 2009 and $13 million in 2008.