Form 10-Q
period 2011-03-31
KIMBERLY CLARK CORP
filed 2011-05-09
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, there were 392,878,022 shares of Kimberly-Clark common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2011	2010
Net Sales	$5,029	$4,835
Cost of products sold	3,566	3,188

Gross Profit	1,463	1,647
Marketing, research and general expenses	921	881
Other (income) and expense, net	(2)	101

Operating Profit	544	665
Interest income	4	5
Interest expense	(64)	(61)

Income Before Income Taxes and Equity Interests	484	609
Provision for income taxes	(152)	(241)

Income Before Equity Interests	332	368
Share of net income of equity companies	40	43

Net Income	372	411
Net income attributable to noncontrolling interests	(22)	(27)

Net Income Attributable to Kimberly-Clark Corporation	$350	$384

Per Share Basis:
Net Income Attributable to Kimberly-Clark Corporation
Basic	$.87	$.92

Diluted	.86	.92

Cash Dividends Declared	$.70	$.66

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(Millions of dollars)	March 31 2011	December 31 2010
ASSETS
Current Assets
Cash and cash equivalents	$585	$876
Accounts receivable, net	2,696	2,472
Notes receivable	219	218
Inventories	2,400	2,373
Other current assets	400	389

Total Current Assets	6,300	6,328
Property	18,235	17,877
Less accumulated depreciation	9,822	9,521

Net Property	8,413	8,356
Investments in Equity Companies	413	374
Goodwill	3,426	3,403
Long-Term Notes Receivable	393	393
Other Assets	1,047	1,010

	$19,992	$19,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$719	$344
Redeemable preferred securities of subsidiary	505	506
Trade accounts payable	2,195	2,206
Accrued expenses	1,887	1,909
Other current liabilities	486	373

Total Current Liabilities	5,792	5,338
Long-Term Debt	5,406	5,120
Noncurrent Employee Benefits	1,562	1,810
Long-Term Income Taxes Payable	277	260
Deferred Income Taxes	431	369
Other Liabilities	262	224
Redeemable Preferred and Common Securities of Subsidiaries	541	541
Stockholders’ Equity
Kimberly-Clark Corporation	5,434	5,917
Noncontrolling interests	287	285

Total Stockholders’ Equity	5,721	6,202

	$19,992	$19,864

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2011	2010
Operating Activities
Net income	$372	$411
Depreciation and amortization	243	193
Stock-based compensation	12	4
Increase in operating working capital	(151)	(157)
Deferred income taxes	45	86
Net losses on asset dispositions	6	10
Equity companies’ earnings in excess of dividends paid	(39)	(41)
Postretirement benefits	(234)	(149)
Other	(4)	107

Cash Provided by Operations	250	464

Investing Activities
Capital spending	(234)	(184)
Proceeds from sales of investments	5	10
Investments in time deposits	(43)	(44)
Maturities of time deposits	53	105
Other	1	(6)

Cash Used for Investing	(218)	(119)

Financing Activities
Cash dividends paid	(269)	(250)
Net decrease in short-term debt	(20)	(10)
Proceeds from issuance of long-term debt	700	—
Repayments of long-term debt	(7)	(4)
Cash paid on redeemable preferred securities of subsidiary	(14)	(13)
Proceeds from exercise of stock options	81	21
Acquisitions of common stock for the treasury	(812)	(141)
Other	9	(20)

Cash Used for Financing	(332)	(417)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	9	(57)

Decrease in Cash and Cash Equivalents	(291)	(129)
Cash and Cash Equivalents, beginning of year	876	798

Cash and Cash Equivalents, end of period	$585	$669

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2011	2010
Net Income	$372	$411

Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	222	(26)
Employee postretirement benefits	1	36
Other	(20)	2

Total Other Comprehensive Income, Net of Tax	203	12

Comprehensive Income	575	423
Comprehensive income attributable to noncontrolling interests	27	33

Comprehensive Income Attributable to Kimberly-Clark Corporation	$548	$390

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

For further information, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The terms “Corporation,” “Kimberly-Clark,” “K-C,” “we,” “our” and “us” refer to Kimberly-Clark Corporation and its consolidated subsidiaries.

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

During the three months ended March 31, 2011 and 2010, there were no significant transfers among level 1, 2, or 3 fair value determinations.

Set forth below are the assets and liabilities that are measured on a recurring basis at fair value and the inputs used to develop those fair value measurements.

	March 31	Fair Value Measurements
	2011	Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$47	$—	$47	$—
Available-for-sale securities	16	16	—	—
Derivatives	69	—	69	—

Total	$132	$16	$116	$—

Liabilities
Derivatives	$60	$—	$60	$—

Note 2. (Continued)

	December 31	Fair Value Measurements
	2010	Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$46	$—	$46	$—
Available-for-sale securities	15	15	—	—
Derivatives	70	—	70	—

Total	$131	$15	$116	$—

Liabilities
Derivatives	$48	$—	$48	$—

The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. Available-for-sale securities are included in other assets. The derivative assets and liabilities are included in other current assets, other assets, accrued expenses and other liabilities, as appropriate.

Level 1 Fair Values - The fair values of certain available-for-sale securities are based on quoted market prices in active markets for identical assets. Unrealized losses on these securities aggregating $2 million at March 31, 2011 and December 31, 2010 are recorded in other comprehensive income until realized. The unrealized losses have not been recognized in earnings because we have both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of such securities.

Level 2 Fair Values - The fair value of the COLI policies is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Additional information on our use of derivative instruments is contained in Note 9.

Fair Value Disclosures

The following table includes the fair value of our financial instruments:

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	March 31, 2011		December 31, 2010
	(Millions of dollars)
Assets
Cash and cash equivalents(a)	$585	$585	$876	$876
Time deposits(b)	72	72	80	80
Notes receivable(c)	612	601	611	597
Liabilities and redeemable preferred and common securities of subsidiaries
Short-term debt(d)	60	60	79	79
Monetization loan(c)	397	395	397	397
Long-term debt(e)	5,668	6,238	4,988	5,556
Redeemable preferred and common securities of subsidiaries(f)	1,046	1,115	1,047	1,127

(a)

Cash equivalents are comprised of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of 90 days or less, all of which are recorded at cost, which approximates fair value.

(b)

Time deposits, included in Other current assets on the Condensed Consolidated Balance Sheet, are comprised of deposits with original maturities of more than 90 days but less than one year, all of which are recorded at cost, which approximates fair value.

(c)

Notes receivable represent held-to-maturity securities, which arose from the sale of nonstrategic timberlands and related assets. The notes are backed by irrevocable standby letters of credit issued by money center banks. A consolidated variable interest entity (“VIE”) has an outstanding long-term monetization loan secured by the related note held by this VIE (indicated by Note 1 and Loan below). The following summarizes the terms of the notes and the monetization loan as of March 31, 2011 (millions of dollars):

Description	Face Value	Carrying Amount	Maturity	Interest Rate(1)
Note 1	$397	$393	09/30/2014	LIBOR
Loan	397	397	01/31/2014	LIBOR plus 75 bps
Note 2	220	219	07/07/2011	LIBOR minus 12.5 bps
(1)	Payable quarterly, 3-month LIBOR

Note 2. (Continued)

The difference between the carrying amount of the notes and their fair value represents an unrealized loss position for which an other-than-temporary impairment has not been recognized in earnings because we have both the intent and ability to hold the notes for a period of time sufficient to allow for an anticipated recovery of fair value to the carrying amount of the notes. Neither the notes nor the monetization loan is traded in active markets. Accordingly, their fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, fair value credit spread, stated spread, maturity date and interest payment dates.

(d)	Short-term debt issued by non-U.S. subsidiaries is recorded at cost, which approximates fair value.
(e)

Long-term debt, excludes the monetization loan and includes the portion payable within the next twelve months ($659 million at March 31, 2011 and $265 million at December 31, 2010). Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(f)

The redeemable preferred securities are not traded in active markets. Accordingly, their fair values were calculated using a pricing model that compares the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current benchmark rate, fair value spread, stated spread, maturity date and interest payment dates. Management determined the fair value and carrying amount of the redeemable common securities were $35 million at March 31, 2011 and December 31, 2010 based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 3. Pulp and Tissue Restructuring

On January 21, 2011, we initiated a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and K-C Professional businesses. The restructuring involves the streamlining, sale or closure of 5 to 6 of our manufacturing facilities around the world. In conjunction with these actions, we will exit certain non-strategic products, primarily non-branded offerings, and transfer some production to lower-cost facilities in order to improve overall profitability and returns. Facilities that will be impacted by the restructuring include our pulp and tissue facility in Everett, Washington and the two facilities in Australia that manufacture pulp and tissue.

The restructuring plan commenced in the first quarter of 2011 and is expected to be completed by December 31, 2012. The restructuring is expected to result in cumulative charges of approximately $400 million to $600 million before tax ($280 million to $420 million after tax) over that period. We anticipate that the charges will fall into the following categories and approximate dollar ranges: workforce reduction costs ($50 million to $100 million); incremental depreciation ($300 million to $400 million); and other associated costs ($50 million to $100 million). Cash costs related to the streamlining of operations, sale or closure, relocation of equipment, severance and other expenses are expected to account for approximately 25 percent to 50 percent of the charges. Noncash charges will consist primarily of incremental depreciation.

As a result of the restructuring, we expect that by 2013 annual net sales will be reduced by $250 million to $300 million and operating profit will increase by at least $75 million. Most of the restructuring will impact the consumer tissue business segment.

Note 3. (Continued)

For the three months ended March 31, 2011, restructuring charges related to incremental depreciation of $40 million and workforce reductions of $42 million were recorded in Cost of products sold, and a benefit of $25 million was recorded in Provision for income taxes.

See Note 10 for additional information on the pulp and tissue restructuring charges by segment.

	Three Months Ended March 31, 2011
	North America	Australia	Other	Total
	(Millions of dollars)

Incremental depreciation	$18	$19	$3	$40
Charges for workforce reductions	—	40	2	42

Total charges	$18	$59	$5	$82

The following summarizes the cash charges recorded and reconciles these charges to accrued expenses:

Millions of dollars
Accrued expenses – January 1, 2011	$—
Charges for workforce reductions	42
Cash payments	(1)
Currency and other	15

Accrued expenses – March 31, 2011	$56

Note 4. Highly Inflationary Accounting for Venezuelan Operations

The cumulative inflation in Venezuela for the three years ended December 31, 2009 was more than 100 percent, based on the Consumer Price Index/National Consumer Price Index. As a result, effective January 1, 2010, our Venezuelan subsidiary (“K-C Venezuela”) began accounting for its operations as highly inflationary, as required by GAAP. Under highly inflationary accounting, K-C Venezuela’s functional currency became the U.S. dollar, and its income statement and balance sheet are measured into U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on bolivar-denominated monetary assets and liabilities is reflected in earnings in other (income) and expense, net.

Note 4. (Continued)

As a result of the adoption of highly inflationary accounting, we recorded an after-tax charge of $96 million in first quarter 2010 to remeasure K-C Venezuela’s bolivar-denominated net monetary asset position into U.S. dollars at an exchange rate of approximately 6 bolivars per U.S. dollar. In the Condensed Consolidated Cash Flow Statement, this non-cash charge was included in Other in Cash Provided by Operations. This charge was recorded in the following Consolidated Income Statement line items:

Millions of dollars
Cost of products sold	$19
Other (income) and expense, net	79
Provision for income taxes	(2)

Net charge	$96

For the first quarter 2010, we determined that, under highly inflationary accounting, the unregulated parallel market exchange rate was the appropriate exchange rate to measure K-C Venezuela’s bolivar-denominated transactions into U.S. dollars as this was the rate at which K-C Venezuela had substantially converted the bolivars it generated from its operations into U.S. dollars to pay for its significant imports of U.S. dollar-denominated finished goods, raw materials and services to support its operations.

On May 18, 2010, the Venezuelan government enacted reforms to its currency exchange regulations to close the parallel market. On June 9, 2010, the Central Bank of Venezuela began a regulated currency exchange system (the “central bank system”) that replaced the previous unregulated parallel market. As a result of the currency exchange regulations imposed on May 18, 2010, we determined that the central bank system rate of 5.4 bolivars per U.S. dollar was the appropriate exchange rate to measure K-C Venezuela’s bolivar-denominated transactions into U.S. dollars during the period May 18, 2010 through March 31, 2011.

In this environment, we are managing our U.S. dollar payables exposure in Venezuela, principally related to imports of finished products and raw materials. For the full year 2010 and first quarter 2011, K-C Venezuela represented 1 percent of Consolidated Net Sales. At March 31, 2011, K-C Venezuela had a bolivar-denominated net monetary asset position of $100 million and our net investment in K-C Venezuela was $180 million, both valued at 5.4 bolivars per U.S. dollar.

Note 5. Inventories

The following schedule presents a summary of inventories by major class:

	March 31, 2011			December 31, 2010
(Millions of dollars)	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
At the lower of cost determined on the FIFO or weighted-average cost methods or market:
Raw materials	$154	$359	$513	$154	$350	$504
Work in process	193	135	328	195	144	339
Finished goods	694	799	1,493	715	763	1,478
Supplies and other	—	310	310	—	298	298

	1,041	1,603	2,644	1,064	1,555	2,619
Excess of FIFO or weighted-average cost over LIFO cost	(244)	—	(244)	(246)	—	(246)

Total	$797	$1,603	$2,400	$818	$1,555	$2,373

We use the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

Note 6. Employee Postretirement Benefits

The table below presents benefit cost information for defined benefit plans and other postretirement benefit plans:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31
(Millions of dollars)	2011	2010	2011	2010
Service cost	$14	$14	$4	$4
Interest cost	76	77	11	11
Expected return on plan assets	(86)	(84)	—	—
Recognized net actuarial loss	24	25	—	—
Other	—	3	1	1

Net periodic benefit cost	$28	$35	$16	$16

During the first quarter of 2011 and 2010, we made cash contributions of approximately $265 million and $175 million, respectively, to our pension trusts. We currently anticipate contributing between $400 million and $500 million for the full year 2011 to our pension trusts.

For the U.S. pension plan, equity option strategies are used to reduce the volatility of returns on investments. Zero-cost equity collars are currently in place on the U.S. equity allocation, which was about $1 billion as of March 31, 2011.

Note 7. Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Average Common Shares Outstanding
	Three Months Ended March 31
(Millions of shares)	2011	2010
Average shares outstanding	402.5	416.2
Participating securities	.9	1.4

Basic	403.4	417.6
Dilutive effect of stock options	1.4	.9
Dilutive effect of restricted share and restricted share unit awards	1.1	.8

Diluted	405.9	419.3

Options outstanding during the three-month periods ended March 31, 2011 and 2010 to purchase 4.7 million and 14.6 million shares of common stock, respectively, were not included in the computation of diluted EPS mainly because the exercise prices of the options were greater than the average market price of the common shares during the periods.

The number of common shares outstanding as of March 31, 2011 and 2010 was 395.2 million and 414.9 million, respectively.

Note 8. Stockholders’ Equity

Set forth below are reconciliations for the three months ended March 31, 2011 and 2010 of the carrying amount of total stockholders’ equity from the beginning of the period to the end of the period. In addition, each of the reconciliations displays the amount of net income allocable to redeemable preferred securities of subsidiaries.

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2010		$5,917	$285	$1,047
Comprehensive Income:
Net income	$372	350	8	14
Other comprehensive income, net of tax:
Unrealized translation	222	217	5	—
Employee postretirement benefits	1	1	—	—
Other	(20)	(20)	—	—

Total Comprehensive Income	$575

Stock-based awards exercised or vested		85	—	—
Income tax benefits on stock-based compensation		3	—	—
Shares repurchased		(850)	—	—
Recognition of stock-based compensation		12	—	—
Dividends declared		(281)	(12)	—
Other		—	1	(1)
Return on redeemable preferred securities and noncontrolling interests		—	—	(14)

Balance at March 31, 2011		$5,434	$287	$1,046

The net unrealized currency translation adjustments for the three months ended March 31, 2011 are primarily due to a weakening of the U.S. dollar versus the euro, British pound and Australian dollar.

In the three months ended March 31, 2011, we repurchased 13.1 million shares for a total cost of $850 million. We expect to repurchase a total of $1.5 billion of our common stock in 2011.

On November 17, 2010, the Board of Directors authorized the retirement of 50 million shares of treasury stock, which became authorized but unissued shares on March 11, 2011.

Note 8. (Continued)

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2009		$5,406	$284	$1,052
Comprehensive Income:
Net income	$411	384	13	14
Other comprehensive income, net of tax:
Unrealized translation	(26)	(33)	6	1
Employee postretirement benefits	36	37	(1)	—
Other	2	2	—	—

Total Comprehensive Income	$423

Stock-based awards exercised or vested		19	—	—
Income tax benefits on stock-based compensation		1	—	—
Shares repurchased		(150)	—	—
Recognition of stock-based compensation		4	—	—
Dividends declared		(275)	(20)
Other		1	—	(2)
Return on redeemable preferred securities and noncontrolling interests		—	—	(13)

Balance at March 31, 2010		$5,396	$282	$1,052

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

Note 9. Objectives and Strategies for Using Derivatives

As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, commodity prices and the value of investments of our defined benefit pension plans. We employ a number of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Our policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. Our policies also prohibit the use of any leveraged derivative instrument. Consistent with our policies, foreign currency derivative instruments, interest rate swaps and locks, equity collars and the majority of commodity hedging contracts are entered into with major financial institutions.

On the date a derivative contract is entered into, we formally designate certain derivatives as cash flow, fair value or net investment hedges and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions or financial balances they are hedging. Changes in the fair value of derivatives not designated as hedging instruments are recorded to earnings as they occur.

Set forth below is a summary of the fair values of our derivative instruments classified by the risks they are used to manage:

	March 31 2011		December 31 2010
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities
Interest rate risk	$23	$2	$24	$2
Foreign currency exchange risk	46	53	46	39
Commodity price risk	—	5	—	7

Total	$69	$60	$70	$48

Foreign Currency Exchange Risk Management

We have a centralized U.S. dollar functional currency international treasury operation (“In-House Bank”) that manages foreign currency exchange risks by netting, on a daily basis, our exposures to recorded non-U.S. dollar assets and liabilities and entering into derivative instruments with third parties whenever our net exposure in any single currency exceeds predetermined limits. These derivative instruments are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in earnings when they occur. The In-House Bank also records the gain or loss on the remeasurement of its non-U.S. dollar-denominated monetary assets and liabilities in earnings. Consequently, the net effect on earnings from the use of these non-designated derivatives is substantially neutralized by transactional gains and losses recorded on the underlying liabilities. The In-House Bank’s daily notional derivative positions with third parties averaged $1.3 billion in the first three months of 2011 and its average net exposure for the period was $1.1 billion. The In-House Bank used eight counterparties for its foreign exchange derivative contracts.

We enter into derivative instruments to hedge a portion of the net foreign currency exposures of our non-U.S. operations, principally for their forecasted purchases of pulp, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominately in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. As of March 31, 2011, outstanding derivative contracts of $815 million notional value were designated as cash flow hedges for the forecasted purchases of pulp and intercompany finished goods and work-in-process.

Note 9. (Continued)

The foreign currency exposure on intercompany balances managed outside the In-House Bank, primarily loans, is hedged with derivative instruments with third parties. At March 31, 2011, the notional amount of these predominantly undesignated derivative instruments was $525 million.

Foreign Currency Translation Risk Management

Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At March 31, 2011, we had in place net investment hedges of $135 million for a portion of our investment in our Mexican affiliate. Changes in the fair value of net investment hedges are recognized in other comprehensive income to offset the change in value of the net investment being hedged. There was no significant ineffectiveness related to net investment hedges as of March 31, 2011 and 2010.

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

From time to time, we hedge the anticipated issuance of fixed-rate debt, using forward-starting swaps or “treasury locks” (e.g., a 10-year “treasury lock” hedging the anticipated underlying U.S. Treasury interest rate related to issuance of 10-year debt at a future date). These contracts are designated as cash flow hedges.

At March 31, 2011, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges and cash flow hedges were $975 million and $330 million, respectively.

Commodity Price Risk Management

We use derivative instruments to hedge a portion of our exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.

As of March 31, 2011, outstanding commodity forward contracts were in place to hedge forecasted purchases of about 20 percent of our estimated natural gas requirements for the balance of the current year and a lesser percentage for future periods.

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

Fair value hedges resulted in no significant ineffectiveness in the three month periods ended March 31, 2011 and 2010. For the three month periods ended March 31, 2011 and 2010, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Note 9. (Continued)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in other comprehensive income, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings.

Cash flow hedges resulted in no significant ineffectiveness in the three month periods ended March 31, 2011 and 2010. For the three month periods ended March 31, 2011 and 2010, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2011, $25 million of after-tax losses are expected to be reclassified from AOCI primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow hedges in place at March 31, 2011 is October 2013.

Quantitative Information about our Use of Derivative Instruments

The following tables display the location and amount of pretax gains and losses reported in the Consolidated Income Statement and Consolidated Statement of Other Comprehensive Income (“OCI”) and the location and fair values of derivative instruments presented in the Condensed Consolidated Balance Sheet.

For the three-months ended March 31:

	Income Statement Classifications	(Gain) or Loss Recognized in Income
		2011	2010
		(Millions of dollars)
Undesignated foreign exchange hedging instruments	Other (income) and expense, net(a)	$(40)	$19

Fair Value Hedges
Interest rate swap contracts	Interest expense	$(5)	$1

Hedged debt instruments	Interest expense	$5	$(1)

Foreign exchange contracts	Other (income) and expense, net	$—	$8

Hedged foreign exchange monetary assets and liabilities	Other (income) and expense, net	$—	$(8)

	Amount of (Gain) or Loss Recognized In AOCI		Income Statement Classification of (Gain) or Loss Reclassified from AOCI	(Gain) or Loss Reclassified from AOCI into Income
	2011	2010		2011	2010
Cash Flow Hedges
Interest rate contracts	$(1)	$7	Interest expense	$(1)	$(1)
Foreign exchange contracts	34	(5)	Cost of products sold	6	11
Foreign exchange contracts	5	—	Other (income) and expense, net	6	—
Commodity contracts	—	10	Cost of products sold	2	3

Total	$38	$12		$13	$13

Net Investment Hedges
Foreign exchange contracts	$1	$4		$—	$—

Note 9. (Continued)

(a)

(Gains) and losses on these instruments primarily relate to derivatives entered into with third parties to manage foreign currency exchange exposure on the remeasurement of non-functional currency denominated monetary assets and liabilities. Consequently, the effect on earnings from the use of these undesignated derivatives is substantially neutralized by transactional gains and losses recorded on the underlying assets and liabilities.

Fair Values of Derivative Instruments

	Balance Sheet Location	March 31 2011	December 31 2010
		(Millions of dollars)
Assets
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$12	$—
Interest rate contracts	Other assets	11	24
Foreign exchange contracts	Other current assets	1	4
Foreign exchange contracts	Other assets	—	1

Total		$24	$29
Undesignated derivatives:
Foreign exchange contracts	Other current assets	$45	$41

Total asset derivatives		$69	$70

Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Other liabilities	$2	$2
Foreign exchange contracts	Accrued expenses	35	16
Foreign exchange contracts	Other liabilities	7	3
Commodity contracts	Accrued expenses	5	7

Total		$49	$28
Undesignated derivatives:
Foreign exchange contracts and other	Accrued expenses	$11	$20

Total liability derivatives		$60	$48

Note 10. Description of Business Segments

We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care, Consumer Tissue, K-C Professional & Other, and Health Care. The reportable segments were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with the business segments, including the charges related to the pulp and tissue restructuring described in Note 3.

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

Note 10. (Continued)

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended March 31
	2011	2010
	(Millions of dollars)
NET SALES:
Personal Care	$2,187	$2,137
Consumer Tissue	1,674	1,606
K-C Professional & Other	768	730
Health Care	388	367
Corporate & Other	12	(5)

Consolidated	$5,029	$4,835

OPERATING PROFIT (reconciled to Income Before Income Taxes):
Personal Care	$389	$472
Consumer Tissue	150	181
K-C Professional & Other	104	107
Health Care	50	57
Other (income) and expense, net(a)	(2)	101
Corporate & Other(b)	(151)	(51)

Total Operating Profit	544	665
Interest income	4	5
Interest expense	(64)	(61)

Income Before Income Taxes	$484	$609

Note 10. (Continued)

Notes:

(a)

For the three months ended March 31, 2010, Other (income) and expense, net included a $79 million charge for the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. See additional information in Note 4 to the Consolidated Financial Statements.

(b)

For the three months ended March 31, 2011, pulp and tissue restructuring charges of $82 million and a non-deductible business tax charge of $32 million related to a law change in Colombia are included in Corporate & Other. Pulp and tissue restructuring charges of $75 million and $7 million relate to the Consumer Tissue and K-C Professional & Other segments, respectively.

Included in Corporate & Other for the three months ended March 31, 2010, is a $19 million charge related to the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. The charges related to the business segments are as follows:

Millions of dollars
Personal Care	$11
Consumer Tissue	6
K-C Professional & Other	2

Total	$19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects. The following will be discussed and analyzed:

•	Overview of First Quarter 2011 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook

Overview of First Quarter 2011 Results

•	Net sales increased 4.0 percent.

•	Operating profit decreased 18.2 percent and net income attributable to Kimberly-Clark Corporation decreased 8.9 percent.

•	The effective tax rate in 2011 was 31.4 percent compared to 39.6 percent in the prior year.

•	Net income in 2011 negatively impacted by pulp and tissue restructuring charges of $82 million and a non-deductible business tax charge of $35 million related to a law change in Colombia.

•	Cash provided by operations was $250 million as compared to $464 million in the prior year.

Results of Operations and Related Information

This section presents a discussion and analysis of our first quarter of 2011 net sales, operating profit and other information relevant to an understanding of the results of operations.

First Quarter of 2011 Compared With First Quarter of 2010

Analysis of Net Sales

By Business Segment

(Millions of dollars)

Net Sales	2011	2010

Personal Care	$2,187	$2,137
Consumer Tissue	1,674	1,606
K-C Professional & Other	768	730
Health Care	388	367
Corporate & Other	12	(5)

Consolidated	$5,029	$4,835

Commentary:

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Mix/ Other	Currency
Consolidated	4.0	2	1	(1)	2

Personal Care	2.3	2	(1)	(1)	2
Consumer Tissue	4.2	—	2	1	1
K-C Professional & Other	5.2	3	2	(2)	2
Health Care	5.7	6	(1)	—	1

•

Personal care net sales in North America decreased 2 percent. Although sales volumes increased 2 percent, net selling prices declined 3 percent, driven by increased promotion activity for Huggies diapers. In addition, changes in product mix reduced net sales by 1 percent. Feminine care volumes grew at a double-digit rate for the fifth consecutive quarter behind continued market share growth from the U by Kotex line extension. In addition, volumes increased high-single digits in adult care and mid-single digits in baby wipes. Finally, although infant and child care volumes fell low-single digits, reflecting continued soft category demand, our market shares were even with year-ago levels in infant care and up in child care.

In Europe, personal care net sales increased 1 percent. Sales volumes rose 3 percent, driven by growth in baby wipes and child care, while changes in product mix and currency rates each reduced net sales by 1 percent.

Personal care net sales increased 8 percent in our international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa (K-C International), including an approximate 5 percent benefit from currency rates. Sales volumes were up 2 percent, including gains in China, South Korea, Vietnam, Brazil and several other markets in Latin America, while volumes fell significantly in Venezuela in a continued difficult foreign currency exchange environment. Net selling prices rose 2 percent compared to the year-ago period, driven by increases in Latin America.

•

Consumer tissue net sales in North America were even with the prior year levels. Changes in product mix benefited net sales by approximately 1 percent. On the other hand, net selling prices were down 2 percent, driven by higher promotion support for bathroom tissue compared to a relatively low level of activity in the prior year. Bathroom tissue volumes rose low-single digits and mix improved due to higher sales of premium-priced products. Kleenex facial tissue volumes increased low-single digits and market shares improved, while the Kleenex Hand Towel innovation also contributed to volume growth in the quarter. Meanwhile, paper towel and non-branded volumes fell mid-single digits.

In Europe, consumer tissue net sales increased 3 percent. Net selling prices improved 2 percent in response to input cost inflation, and changes in product mix benefited net sales by 1 percent. Sales volumes were even with year-ago levels and changes in currency rates reduced net sales slightly.

In K-C International, consumer tissue net sales increased 14 percent including a 5 percent benefit from changes in currency rates. Net selling prices increased 8 percent, driven by improvements in Latin America and Asia, and changes in product mix benefited net sales by 2 percent. Sales volumes were lower by 1 percent.

•

In North America, KCP net sales increased 2 percent. Sales volumes rose about 3 percent and net selling prices increased 2 percent, while changes in product mix reduced net sales by 2 percent. High-margin safety product volumes increased double-digits in the first quarter, and wiper volumes advanced low-single digits. On the other hand, washroom product volumes fell low-single digits, as high unemployment and office vacancy levels continued to impact demand.

KCP net sales in Europe increased 2 percent, driven by volume growth of 3 percent. Changes in net selling prices and product mix had no overall impact on net sales in the quarter, while weaker currency rates reduced net sales by 1 percent. KCP net sales increased 16 percent in K-C International, including a 6 point benefit from changes in currency rates. Sales volumes were up 6 percent, with gains in Asia and Latin America. In addition, net selling prices rose 4 percent.

•

Net sales of health care products increased 6 percent over the prior year. Sales volumes rose 6 percent and changes in currency rates increased net sales by 1 percent, while net selling prices were down 1 percent. Medical device volumes increased high-single digits, driven by strong results for I-Flow and airway management products. In addition, medical supply volumes rose mid-single digits, boosted by double-digit gains in exam gloves and apparel offerings and a modest improvement in North American market demand. On the other hand, the overall volume comparison was adversely affected by approximately 3 percent due to increased demand in 2010 for face masks as a result of the H1N1 flu virus.

By Geography

(Millions of dollars)

Net Sales	2011	2010

North America	$2,637	$2,647
Outside North America	2,568	2,364
Intergeographic sales	(176)	(176)

Consolidated	$5,029	$4,835

Commentary:

•	Net sales in North America were essentially even with the prior year as higher sales volumes and favorable currency effects were mostly offset by lower net selling prices and unfavorable product mix.

•

Net sales outside North America increased 8.6 percent due to favorable currency effects, higher net selling prices, higher sales volumes in a number of markets, including Korea, China and most of Latin America, and improvement in product mix.

Analysis of Operating Profit

By Business Segment

(Millions of dollars)

Operating Profit	2011	2010

Personal Care	$389	$472
Consumer Tissue	150	181
K-C Professional & Other	104	107
Health Care	50	57
Corporate & Other(a)(b)	(151)	(51)
Other (income) and expense, net(b)	(2)	101

Consolidated	$544	$665

(a)

For the three months ended March 31, 2011, Corporate & Other includes pulp and tissue restructuring charges of $82 million and a non-deductible business tax charge of $32 million related to a law change in Colombia.

(b)

For the three months ended March 31, 2010, Corporate & Other includes a $19 million charge and Other (income) and expense, net includes a $79 million charge related to the adoption of highly inflationary accounting in Venezuela.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Cost Savings	Currency	Other(b)

Consolidated	(18.2)	4	4	(29)	9	7	(13)
Personal Care	(17.6)	3	(3)	(18)	2	3	(5)
Consumer Tissue	(17.1)	—	14	(41)	17	1	(8)
K-C Professional & Other	(2.8)	6	14	(21)	14	6	(22)
Health Care	(12.3)	15	(4)	(18)	5	2	(12)

(a)	Includes inflation in raw materials, energy and distribution costs.
(b)

Consolidated includes the impact of the 2011 charges related to the pulp and tissue restructuring and a non-deductible business tax charge related to a law change in Colombia, and the charge in 2010 related to the adoption of highly inflationary accounting in Venezuela.

Consolidated operating profit decreased 18.2 percent compared to the prior year. The benefits of higher net sales and cost savings of $60 million were more than offset by inflation in input costs of about $195 million and a $25 million impact of production curtailment to manage inventory levels. In addition, the current year includes pulp and tissue restructuring charges of $82 million and a non-deductible business tax charge of $32 million related to a law change in Colombia, and the prior year includes a $98 million charge related to the adoption of highly inflationary accounting in Venezuela.

•

Personal care segment operating profit decreased 17.6 percent due to inflation in input costs, lower net selling prices and unfavorable product mix, partially offset by favorable currency impacts, higher sales volumes and cost savings. In North America, operating profit decreased as inflation in input costs, lower net selling prices and unfavorable product mix were partially offset by lower marketing and general expenses, higher sales volumes and cost savings. Operating profit in Europe increased slightly as cost savings, decreased marketing expenses and higher sales volumes were mostly offset by inflation in input costs. In K-C International, operating profit decreased as higher selling prices, higher sales volumes, favorable currency effects and lower marketing, research and general expenses were more than offset by inflation in input costs.

•

Consumer tissue segment operating profit decreased 17.1 percent due to inflation in input costs and the adverse effect of lower production volumes as a result of production curtailment to manage inventory levels, partially offset by cost savings, higher net selling prices, lower marketing and general expenses and improvements in product mix. Operating profit in North America decreased as inflation in input costs, lower net selling prices and production curtailment were partially offset by cost savings and lower marketing, research and general expenses. In Europe, operating profit decreased as higher net selling prices, cost savings and lower marketing and general expenses were offset by inflation in input costs. Operating profit in K-C International increased due to higher selling prices, cost savings and improvements in product mix, partially offset by inflation in input costs.

•

Operating profit for K-C Professional & Other products decreased 2.8 percent due to inflation in input costs, higher marketing, research and general expenses and unfavorable product mix, partially offset by higher net selling prices, cost savings, favorable currency effects and higher sales volumes.

•

Health care segment operating profit decreased 12.3 percent as higher sales volumes, cost savings and favorable currency effects were more than offset by inflation in input costs, higher general expenses, mostly for ongoing I-Flow litigation-related expenses, and lower net selling prices.

By Geography

(Millions of dollars)

Operating Profit	2011	2010

North America	$467	$562
Outside North America	226	255
Corporate & Other(a)(b)	(151)	(51)
Other (income) and expense, net(b)	(2)	101

Consolidated	$544	$665

(a)

For the three months ended March 31, 2011, Corporate & Other includes pulp and tissue restructuring charges of $82 million and a non-deductible business tax charge of $32 million related to a law change in Colombia.

(b)

For the three months ended March 31, 2010, Corporate & Other includes a $19 million charge and Other (income) and expense, net includes a $79 million charge related to the adoption of highly inflationary accounting in Venezuela.

Commentary:

•

Operating profit in North America decreased 16.9 percent as inflation in input costs, lower net selling prices, production curtailment and unfavorable product mix were partially offset by cost savings, higher sales volumes and lower marketing, research and general expenses.

•

Operating profit outside North America decreased 11.4 percent as inflation in input costs and production curtailment were partially offset by higher net selling prices, cost savings, favorable currency effects, improvements in product mix and higher sales volumes.

Pulp and Tissue Restructuring:

On January 21, 2011, we initiated a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. The restructuring involves the streamlining, sale or closure of 5 to 6 of our manufacturing facilities around the world. In conjunction with these actions, we will exit certain non-strategic products, primarily non-branded offerings, and transfer some production to lower-cost facilities in order to improve overall profitability and returns. Facilities that will be impacted by the restructuring include our pulp and tissue facility in Everett, Washington and the two facilities in Australia that manufacture pulp and tissue.

The restructuring plan commenced in the first quarter of 2011 and is expected to be completed by December 31, 2012. The restructuring is expected to result in cumulative charges of approximately $400 million to $600 million before tax ($280 million to $420 million after tax) over that period. Cash costs related to the streamlining of operations, sale or closure, relocation of equipment, severance and other expenses are expected to account for approximately 25 percent to 50 percent of the charges. Noncash charges will consist primarily of incremental depreciation.

As a result of the restructuring, we expect that by 2013 annual net sales will be reduced by $250 million to $300 million and operating profit will increase by at least $75 million. Most of the restructuring will impact the consumer tissue business segment.

First quarter 2011 charges of $82 million were recorded in Cost of products sold and a related benefit of $25 million recorded in Provision for income taxes. Approximately $40 million of the charges were noncash; of the $42 million of the charge related to workforce reductions, only $1 million was paid during the quarter. On a segment basis, $75 million and $7 million of the charges related to the consumer tissue and KCP segments, respectively. On a geographic area basis, $18 million of the charges were recorded in North America, $59 million in Australia, and $5 million elsewhere.

See additional information on the pulp and tissue restructuring in Note 3 to the Consolidated Financial Statements.

Additional Income Statement Commentary

•	Interest expense for the first quarter of 2011 was $3 million higher than the prior year due to higher debt levels.

•

Our effective tax rate for the first quarter of 2011 was 31.4 percent compared to 39.6 percent in the prior year. The rate in 2010 was driven by the non-deductible losses resulting from the adoption of highly inflationary accounting in Venezuela and changes in tax law related to U.S. health care reform legislation. The rate in 2011 was impacted by a non-deductible business tax law change in Colombia, partially offset by favorable audit resolutions.

•

Our share of net income of equity companies in the first quarter of 2011 was $40 million compared to $43 million in the prior year. Current year results were reduced by $3 million as a result of a non-deductible business tax charge at our equity affiliate in Colombia. Kimberly-Clark de Mexico, S.A.B. de C.V. results increased slightly, mostly due to a high-single digit increase in organic net sales, partially offset by inflation in input costs.

Liquidity and Capital Resources

•

Cash provided by operations for the first three months of 2011 was $250 million, a decrease of approximately 46 percent from $464 million in the prior year. The decrease was primarily related to lower cash earnings and increased pension plan contributions in 2011. Contributions to our defined benefit pension plans for the first three months totaled approximately $265 million in 2011 versus $175 million in 2010.

•	Capital spending for the first three months was $234 million compared with $184 million last year. We anticipate that full year 2011 capital spending will be between $950 million and $1,050 million.

•	At March 31, 2011, total debt and redeemable securities was $7.2 billion, as compared to $6.5 billion at December 31, 2010.

•

On February 3, 2011, we issued $250 million of 3.875% notes due March 1, 2021 and $450 million of 5.30% notes due March 1, 2041. Proceeds from the offering were used for general corporate purposes, including purchasing shares of our common stock pursuant to publicly announced share repurchase programs.

•	During the first quarter of 2011, the maturity date of a $397 million monetization loan was extended from January 31, 2011 to January 31, 2014.

•

Our short-term debt as of March 31, 2011 was $60 million (included in Debt payable within one year on the Condensed Consolidated Balance Sheet) and consisted of short-term bank financing by certain affiliates. The average month-end balance of short-term debt for the first quarter of 2011 was $166 million. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt during a quarter generally fluctuates depending upon the business operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.

•	During the first quarter of 2011, we repurchased 13.1 million shares of our common stock at a cost of $850 million. We expect to repurchase $1.5 billion of our common stock in 2011.

•

We believe that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund operations, capital spending, payment of dividends and other needs in the foreseeable future.

•

During the second quarter of 2010, the Venezuelan government enacted reforms to its currency exchange regulations that limited U.S. dollar availability to pay for the historical levels of U.S. dollar-denominated imports to support K-C Venezuela’s operations. In this environment, we are managing our U.S. dollar payables exposure in Venezuela, principally related to imports of finished products and raw materials. For the full year 2010 and first quarter 2011, K-C Venezuela represented 1 percent of Consolidated Net Sales. At March 31, 2011, K-C Venezuela had a bolivar-denominated net monetary asset position of $100 million and our net investment in K-C Venezuela was $180 million, both valued at 5.4 bolivars per U.S. dollar.

See Note 4 to the Consolidated Financial Statements for more details about the accounting for K-C Venezuela’s financial results and the previously discussed charge resulting from the January 1, 2010 adoption of highly inflationary accounting in Venezuela.

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

Business Outlook

We continue to focus on innovation and targeted growth initiatives, and plan to launch a number of product innovations to further improve our brands. We expect to continue our program of share repurchases in 2011. We are also taking action to respond to continued increases in input costs including raising selling prices in a number of our businesses, implementing additional cost savings programs, and reducing overhead spending.

Information Concerning Forward-Looking Statements

Certain matters contained in this report concerning the business outlook, including raw material, energy and other input costs, anticipated costs, scope, timing and effects of the pulp and tissue restructuring, revenue realization, cost savings and reductions, changes in finished product selling prices, market demand and economic conditions, anticipated currency rates and exchange risk, cash flow and uses of cash, capital spending, marketing, research and innovation spending, anticipated financial and operating results, litigation and other contingencies and anticipated transactions of Kimberly-Clark constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting Kimberly-Clark. There can be no assurance that these future events will occur as anticipated or that our results will be as estimated. For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 entitled “Risk Factors.”

Item 4.	Controls and Procedures.

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011. There were no changes during the quarter covered by this report that could materially affect, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2011, we anticipate purchasing $1.5 billion of our common stock. All our share repurchases during the first three months of 2011 were made through a broker in the open market.

The following table contains information for shares repurchased during the first quarter of 2011. None of the shares in this table was repurchased directly from any of our officers or directors.

Period (2011)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)

January 1 to 31	1,660,000	$64.30	32,471,411	67,528,589
February 1 to 28	5,450,000	65.03	37,921,411	62,078,589
March 1 to 31	6,002,000	64.75	43,923,411	56,076,589

Total	13,112,000

(a)

Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on July 23, 2007 that allows for the repurchase of 50 million shares in an amount not to exceed $5 billion (the “2007 Program”).

(b)

Includes shares available under the 2007 Program, as well as shares available under a share repurchase program authorized by our Board of Directors on January 21, 2011 that allows for the repurchase of 50 million shares in an amount not to exceed $5 billion (the “2011 Program”).

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

May 9, 2011

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