Form 10-Q
period 2011-06-30
KIMBERLY CLARK CORP
filed 2011-08-05
CIK 55785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Act).     Yes  ☐    No  ☒

As of July 29, 2011, there were 391,802,755 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2011	2010	2011	2010
Net Sales	$5,259	$4,857	$10,288	$9,692
Cost of products sold	3,702	3,213	7,268	6,401

Gross Profit	1,557	1,644	3,020	3,291
Marketing, research and general expenses	940	929	1,861	1,810
Other (income) and expense, net	(8)	4	(10)	105

Operating Profit	625	711	1,169	1,376
Interest income	4	6	8	11
Interest expense	(71)	(60)	(135)	(121)

Income Before Income Taxes and Equity Interests	558	657	1,042	1,266
Provision for income taxes	(173)	(181)	(325)	(422)

Income Before Equity Interests	385	476	717	844
Share of net income of equity companies	47	47	87	90

Net Income	432	523	804	934
Net income attributable to noncontrolling interests	(24)	(25)	(46)	(52)

Net Income Attributable to Kimberly-Clark Corporation	$408	$498	$758	$882

Per Share Basis:
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.04	$1.20	$1.90	$2.12

Diluted	1.03	1.20	1.89	2.11

Cash Dividends Declared	$.70	$.66	$1.40	$1.32

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(Millions of dollars)	June 30 2011	December 31 2010
ASSETS
Current Assets
Cash and cash equivalents	$908	$876
Accounts receivable, net	2,537	2,472
Notes receivable	220	218
Inventories	2,521	2,373
Other current assets	536	389

Total Current Assets	6,722	6,328
Property	18,585	17,877
Less accumulated depreciation	10,171	9,521

Net Property	8,414	8,356
Investments in Equity Companies	420	374
Goodwill	3,486	3,403
Long-Term Notes Receivable	393	393
Other Assets	1,045	1,010

	$20,480	$19,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$1,008	$344
Redeemable preferred securities of subsidiary	505	506
Trade accounts payable	2,358	2,206
Accrued expenses	1,984	1,909
Other current liabilities	333	373

Total Current Liabilities	6,188	5,338
Long-Term Debt	5,424	5,120
Noncurrent Employee Benefits	1,437	1,810
Long-Term Income Taxes Payable	264	260
Deferred Income Taxes	526	369
Other Liabilities	243	224
Redeemable Preferred and Common Securities of Subsidiaries	541	541
Stockholders’ Equity
Kimberly-Clark Corporation	5,556	5,917
Noncontrolling interests	301	285

Total Stockholders’ Equity	5,857	6,202

	$20,480	$19,864

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2011	2010
Operating Activities
Net income	$804	$934
Depreciation and amortization	530	402
Stock-based compensation	31	28
Increase in operating working capital	(62)	(189)
Deferred income taxes	136	(9)
Net losses on asset dispositions	10	15
Equity companies’ earnings in excess of dividends paid	(49)	(54)
Postretirement benefits	(361)	(173)
Other	(18)	97

Cash Provided by Operations	1,021	1,051

Investing Activities
Capital spending	(435)	(363)
Proceeds from sales of investments	9	19
Proceeds from dispositions of property	—	3
Investments in time deposits	(78)	(95)
Maturities of time deposits	71	155
Other	1	(8)

Cash Used for Investing	(432)	(289)

Financing Activities
Cash dividends paid	(549)	(525)
Net increase in short-term debt	287	128
Proceeds from issuance of long-term debt	700	4
Repayments of long-term debt	(13)	(16)
Cash paid on redeemable preferred securities of subsidiary	(27)	(27)
Proceeds from exercise of stock options	202	36
Acquisitions of common stock for the treasury	(1,206)	(486)
Other	13	(26)

Cash Used for Financing	(593)	(912)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	36	(63)

Increase (decrease) in Cash and Cash Equivalents	32	(213)
Cash and Cash Equivalents, beginning of year	876	798

Cash and Cash Equivalents, end of period	$908	$585

See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2011	2010	2011	2010
Net Income	$432	$523	$804	$934

Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	218	(325)	440	(351)
Employee postretirement benefits	(1)	17	—	53
Other	(8)	5	(28)	7

Total Other Comprehensive Income, Net of Tax	209	(303)	412	(291)

Comprehensive Income	641	220	1,216	643
Comprehensive income attributable to noncontrolling interests	29	10	56	43

Comprehensive Income Attributable to Kimberly-Clark Corporation	$612	$210	$1,160	$600

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

During the three months ended June 30, 2011 and 2010, there were no significant transfers among level 1, 2, or 3 fair value determinations.

Set forth below are the assets and liabilities that are measured on a recurring basis at fair value and the inputs used to develop those fair value measurements.

	June 30 2011	Fair Value Measurements
		Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$47	$—	$47	$—
Available-for-sale securities	16	16	—	—
Derivatives	100	—	100	—

Total	$163	$16	$147	$—

Liabilities
Derivatives	$64	$—	$64	$—

	December 31 2010	Fair Value Measurements
		Level 1	Level 2	Level 3
		(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$46	$—	$46	$—
Available-for-sale securities	15	15	—	—
Derivatives	70	—	70	—

Total	$131	$15	$116	$—

Liabilities
Derivatives	$48	$—	$48	$—

The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. Available-for-sale securities are included in other assets. The derivative assets and liabilities are included in other current assets, other assets, accrued expenses and other liabilities, as appropriate.

Level 1 Fair Values - The fair values of certain available-for-sale securities are based on quoted market prices in active markets for identical assets. Unrealized losses on these securities aggregating $2 million at June 30, 2011 and December 31, 2010 are recorded in other comprehensive income until realized. The unrealized losses have not been recognized in earnings because we have both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of such securities.

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

Fair Value Disclosures

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	June 30, 2011		December 31, 2010
	(Millions of dollars)
Assets
Cash and cash equivalents(a)	$908	$908	$876	$876
Time deposits(b)	93	93	80	80
Notes receivable(c)	613	602	611	597
Liabilities and redeemable preferred and common securities of subsidiaries
Short-term debt(d)	367	367	79	79
Monetization loan(c)	397	394	397	397
Long-term debt(e)	5,668	6,308	4,988	5,556
Redeemable preferred and common securities of subsidiaries(f)	1,046	1,117	1,047	1,127

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

(c)

Notes receivable represent held-to-maturity securities, which arose from the sale of nonstrategic timberlands and related assets. The notes are backed by irrevocable standby letters of credit issued by money center banks. A consolidated variable interest entity (“VIE”) has an outstanding long-term monetization loan secured by the related note held by this VIE (indicated by Note 1 and Loan below). The following summarizes the terms of the notes and the monetization loan as of June 30, 2011 (millions of dollars):

Description	Face Value	Carrying Amount	Maturity	Interest Rate(1)
Note 1	$397	$393	09/30/2014	LIBOR
Loan	397	397	01/31/2014	LIBOR plus 75 bps
Note 2(2)	220	220	07/07/2011	LIBOR minus 12.5 bps

(1)	Payable quarterly, 3-month LIBOR.
(2)	On the July 7, 2011 maturity date, we collected $220 million in cash.

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

(e)

Long-term debt excludes the monetization loan and includes the portion payable within the next twelve months ($641 million at June 30, 2011 and $265 million at December 31, 2010). Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(f)

The redeemable preferred securities are not traded in active markets. Accordingly, their fair values were calculated using a pricing model that compares the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current benchmark rate, fair value spread, stated spread, maturity date and interest payment dates. We determined the fair value and carrying amount of the redeemable common securities were $35 million at June 30, 2011 and December 31, 2010 based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 3. Pulp and Tissue Restructuring

On January 21, 2011, we initiated a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and K-C Professional businesses. The restructuring involves the streamlining, sale or closure of 5 to 6 of our manufacturing facilities around the world. In conjunction with these actions, we have begun to exit certain non-strategic products, primarily non-branded offerings, and transfer some production to lower-cost facilities in order to improve overall profitability and returns. Facilities impacted by the restructuring include our pulp and tissue facility in Everett, Washington and the two facilities in Australia that manufacture pulp and tissue.

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

The following charges were incurred in connection with the restructuring:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(Millions of dollars)
Incremental depreciation	$76	$116
Charges for workforce reductions	1	43
Asset write-offs	8	8

Cost of products sold	$85	$167
Charges for workforce reductions included in Marketing, research and general expenses	5	5
Provision for income taxes	(31)	(56)

Net Charges	$59	$116

See Note 10 for additional information on the pulp and tissue restructuring charges by segment.

Pretax charges for the pulp and tissue restructuring relate to activities in the following geographic areas:

	Three Months Ended June 30, 2011
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$52	$21	$3	$76
Charges for workforce reductions	—	6	—	6
Asset write-offs	6	2	—	8

Total charges	$58	$29	$3	$90

	Six Months Ended June 30, 2011
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$70	$40	$6	$116
Charges for workforce reductions	—	46	2	48
Asset write-offs	6	2	—	8

Total charges	$76	$88	$8	$172

The following summarizes the cash charges recorded and reconciles these charges to accrued expenses:

Millions of dollars
Accrued expenses – January 1, 2011	$—
Charges for workforce reductions	48
Cash payments	(18)
Currency and other	17

Accrued expenses – June 30, 2011	$47

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

On May 18, 2010, the Venezuelan government enacted reforms to its currency exchange regulations to close the parallel market. On June 9, 2010, the Central Bank of Venezuela began a regulated currency exchange system (the “central bank system”) that replaced the previous unregulated parallel market. As a result of the currency exchange regulations imposed on May 18, 2010, we determined that the central bank system rate of 5.4 bolivars per U.S. dollar was the appropriate exchange rate to measure K-C Venezuela’s bolivar-denominated transactions into U.S. dollars during the period May 18, 2010 through June 30, 2011.

In June 2011, K-C Venezuela was notified by the Venezuelan government that its 2008 dividend remittance request was approved to be repatriated at an exchange rate of 4.3 bolivars per U.S. dollar. This dividend represents less than 5 percent of K-C Venezuela’s bolivar-denominated net assets, which totaled approximately $115 million at June 30, 2011. We believe that these bolivar-denominated net assets, primarily cash, should continue to be measured at the central bank system rate of 5.4 bolivars per U.S. dollar given the uncertainty of accessing more significant future dividend remittances or other mechanisms of repatriating the cash at the rate of 4.3 bolivars per U.S. dollar.

For the full year 2010 and for the six months ended June 30, 2011, K-C Venezuela represented 1 percent of Consolidated Net Sales. At June 30, 2011, our net investment in K-C Venezuela was approximately $205 million, valued at 5.4 bolivars per U.S. dollar.

Note 5. Inventories

The following schedule presents a summary of inventories by major class:

	June 30, 2011			December 31, 2010
(Millions of dollars)	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
At the lower of cost determined on the FIFO or weighted-average cost methods or market:
Raw materials	$176	$369	$545	$154	$350	$504
Work in process	215	140	355	195	144	339
Finished goods	759	825	1,584	715	763	1,478
Supplies and other	—	313	313	—	298	298

	1,150	1,647	2,797	1,064	1,555	2,619
Excess of FIFO or weighted-average cost over LIFO cost	(276)	—	(276)	(246)	—	(246)

Total	$874	$1,647	$2,521	$818	$1,555	$2,373

We use the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

Note 6. Employee Postretirement Benefits

The table below presents benefit cost information for defined benefit plans and other postretirement benefit plans:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30
(Millions of dollars)	2011	2010	2011	2010
Service cost	$14	$13	$3	$3
Interest cost	78	77	11	10
Expected return on plan assets	(87)	(83)	—	—
Recognized net actuarial loss	23	24	—	—
Other	2	1	1	1
Net periodic benefit cost	$30	$32	$15	$14

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30
(Millions of dollars)	2011	2010	2011	2010
Service cost	$28	$27	$7	$7
Interest cost	154	154	22	21
Expected return on plan assets	(173)	(167)	—	—
Recognized net actuarial loss	47	49	—	—
Other	2	4	2	2
Net periodic benefit cost	$58	$67	$31	$30

During the first and second quarters of 2011, we made cash contributions of $265 million and $150 million, respectively, to our pension trusts. During the first and second quarters of 2010, we made cash contributions of $176 million and $52 million, respectively, to our pension trusts. We currently anticipate contributing between $420 million and $500 million for the full year 2011 to our pension trusts.

Various derivative instruments are utilized in the management of K-C’s defined benefit plan assets. These derivative instruments are used to manage risk or achieve a target asset allocation. For the U.S. pension plan, equity volatility is managed by entering into exchange-traded puts and over-the-counter calls to create equity collars with a zero net premium at initiation. The equity collar strategy is designed to reduce potential equity losses and limit gains, resulting in lower equity volatility for the plan. As of June 30, 2011, equity collars are in place on approximately 50 percent of the plan’s $1.8 billion equity allocation. In addition to the equity collars, as of June 30, 2011, long-dated Treasury futures contracts to maintain a target asset allocation are in place with a notional value of about $420 million.

Note 7. Earnings Per Share

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Average Common Shares Outstanding
	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2011	2010	2011	2010
Average shares outstanding	393.1	412.7	397.5	414.5
Participating securities	.2	1.0	.6	1.1

Basic	393.3	413.7	398.1	415.6
Dilutive effect of stock options	1.6	1.0	1.5	.8
Dilutive effect of restricted share and restricted share unit awards	1.1	.9	1.1	.9

Diluted	396.0	415.6	400.7	417.3

Options outstanding during the three and six month periods ended June 30, 2011 to purchase 4.3 million and 4.5 million shares of common stock, respectively, were not included in the computation of diluted EPS mainly because the exercise prices of the options were greater than the average market price of the common shares during the periods.

Options outstanding during the three and six month periods ended June 30, 2010 to purchase 11.4 million and 14.4 million shares of common stock, respectively, were not included in the computation of diluted EPS mainly because the exercise prices of the options were greater than the average market price of the common shares during the periods.

The number of common shares outstanding as of June 30, 2011 and 2010 was 392.2 million and 409.7 million, respectively.

Note 8. Stockholders’ Equity

Set forth below are reconciliations for the six months ended June 30, 2011 and 2010 of the carrying amount of total stockholders’ equity from the beginning of the period to the end of the period. In addition, each of the reconciliations displays the amount of net income allocable to redeemable preferred securities of subsidiaries.

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2010		$5,917	$285	$1,047
Comprehensive Income:
Net income	$804	758	18	28
Other comprehensive income, net of tax:
Unrealized translation	440	430	10	—
Other	(28)	(28)	—	—

Total Comprehensive Income	$1,216

Stock-based awards exercised or vested		202	—	—
Income tax benefits on stock-based compensation		6	—	—
Shares repurchased		(1,205)	—	—
Recognition of stock-based compensation		31	—	—
Dividends declared		(555)	(12)	—
Other		—	—	(2)
Return on redeemable preferred securities and noncontrolling interests		—	—	(27)

Balance at June 30, 2011		$5,556	$301	$1,046

The net unrealized currency translation adjustments for the six months ended June 30, 2011 are primarily due to a weakening of the U.S. dollar versus the Australian dollar and the Euro.

In the six months ended June 30, 2011, we repurchased 18.4 million shares for a total cost of $1.2 billion. We expect to repurchase a total of $1.5 billion of our common stock in 2011.

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

Set forth below is a summary of the fair values of our derivative instruments classified by the risks they are used to manage:

	June 30 2011		December 31 2010
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities
Interest rate risk	$25	$6	$24	$2
Foreign currency exchange risk	75	54	46	39
Commodity price risk	—	4	—	7

Total	$100	$64	$70	$48

Foreign Currency Exchange Risk Management

We have a centralized U.S. dollar functional currency international treasury operation (“In-House Bank”) that manages foreign currency exchange risks by netting, on a daily basis, our exposures to recorded non-U.S. dollar assets and liabilities and entering into derivative instruments with third parties whenever our net exposure in any single currency exceeds predetermined limits. These derivative instruments are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in earnings when they occur. The In-House Bank also records the gain or loss on the remeasurement of its non-U.S. dollar-denominated monetary assets and liabilities in earnings. Consequently, the net effect on earnings from the use of these non-designated derivatives is substantially neutralized by transactional gains and losses recorded on the underlying liabilities. The In-House Bank’s daily notional derivative positions with third parties averaged $1.3 billion in the first six months of 2011 and its average net exposure for the period was $1.2 billion. The In-House Bank used eight counterparties for its foreign exchange derivative contracts.

We enter into derivative instruments to hedge a portion of the net foreign currency exposures of our non-U.S. operations, principally for their forecasted purchases of pulp, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominately in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. As of June 30, 2011, outstanding derivative contracts of $875 million notional value were designated as cash flow hedges for the forecasted purchases of pulp and intercompany finished goods and work-in-process.

The foreign currency exposure on intercompany balances managed outside the In-House Bank, primarily loans, is hedged with derivative instruments with third parties. At June 30, 2011, the notional amount of these predominantly undesignated derivative instruments was $600 million.

Foreign Currency Translation Risk Management

Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At June 30, 2011, we had in place net investment hedges of $100 million for a portion of our investment in our Mexican affiliate. Changes in the fair value of net investment hedges are recognized in other comprehensive income to offset the change in value of the net investment being hedged. There was no significant ineffectiveness related to net investment hedges as of June 30, 2011 and 2010.

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

At June 30, 2011, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges and cash flow hedges were $1 billion and $480 million, respectively.

Commodity Price Risk Management

We use derivative instruments to hedge a portion of our exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.

As of June 30, 2011, outstanding commodity forward contracts were in place to hedge forecasted purchases of about 25 percent of our estimated natural gas requirements for the next twelve months and a lesser percentage for future periods.

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

Fair value hedges resulted in no significant ineffectiveness in the six month periods ended June 30, 2011 and 2010. For the three and six month periods ended June 30, 2011 and 2010, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in other comprehensive income, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings.

Cash flow hedges resulted in no significant ineffectiveness in the six month periods ended June 30, 2011 and 2010. For the six month periods ended June 30, 2011 and 2010, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2011, $25 million of after-tax losses are expected to be reclassified from Accumulated Other Comprehensive Income (“AOCI”) primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow hedges in place at June 30, 2011 is October 2013.

Quantitative Information about Our Use of Derivative Instruments

The following tables display the classification and amount of pretax gains and losses reported in the Consolidated Income Statement and Consolidated Statement of Other Comprehensive Income (“OCI”) and the classification and fair values of derivative instruments presented in the Condensed Consolidated Balance Sheet.

For the three months ended June 30 (Millions of dollars):

	Income Statement Classifications	(Gain) or Loss Recognized in Income
		2011	2010
Undesignated foreign exchange hedging instruments	Other (income) and expense, net(a)	$(59)	$62

Fair Value Hedges
Interest rate swap contracts	Interest expense	$—	$(15)

Hedged debt instruments	Interest expense	$—	$15

Foreign exchange contracts	Other (income) and expense, net	$—	$(9)

Hedged foreign exchange monetary assets and liabilities	Other (income) and expense, net	$—	$9

	Amount of (Gain) or Loss Recognized In AOCI		Income Statement Classification of Gain or Loss Reclassified from AOCI	(Gain) or Loss Reclassified from AOCI into Income
	2011	2010		2011	2010
Cash Flow Hedges
Interest rate contracts	$9	$23	Interest expense	$(1)	$—
Foreign exchange contracts	11	(28)	Cost of products sold	15	(3)
Foreign exchange contracts	—	—	Other (income) and expense, net	(1)	—
Commodity contracts	1	(3)	Cost of products sold	3	3

Total	$21	$(8)		$16	$—

Net Investment Hedges
Foreign exchange contracts	$2	$(2)		$—	$—

For the six months ended June 30 (Millions of dollars):

	Income Statement Classifications	(Gain) or Loss Recognized in Income
		2011	2010
Undesignated foreign exchange hedging instruments	Other (income) and expense, net(a)	$(99)	$81

Fair Value Hedges
Interest rate swap contracts	Interest expense	$(5)	$(14)

Hedged debt instruments	Interest expense	$5	$14

Foreign exchange contracts	Other (income) and expense, net	$—	$(1)

Hedged foreign exchange monetary assets and liabilities	Other (income) and expense, net	$—	$1

	Amount of (Gain) or Loss Recognized In AOCI		Income Statement Classification of Gain or Loss Reclassified from AOCI	(Gain) or Loss Reclassified from AOCI into Income
	2011	2010		2011	2010
Cash Flow Hedges
Interest rate contracts	$8	$30	Interest expense	$(2)	$(1)
Foreign exchange contracts	45	(33)	Cost of products sold	21	8
Foreign exchange contracts	5	—	Other (income) and expense, net	5	—
Commodity contracts	1	7	Cost of products sold	5	6

Total	$59	$4		$29	$13

Net Investment Hedges
Foreign exchange contracts	$3	$2		$—	$—

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

Fair Values of Derivative Instruments

	Balance Sheet Location	June 30 2011	December 31 2010
		(Millions of dollars)
Assets
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$7	$—
Interest rate contracts	Other assets	18	24
Foreign exchange contracts	Other current assets	2	4
Foreign exchange contracts	Other assets	—	1

Total		$27	$29
Undesignated derivatives:
Foreign exchange contracts	Other current assets	$73	$41

Total asset derivatives		$100	$70

Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Other liabilities	$6	$2
Foreign exchange contracts	Accrued expenses	40	16
Foreign exchange contracts	Other liabilities	6	3
Commodity contracts	Accrued expenses	4	7

Total		$56	$28
Undesignated derivatives:
Foreign exchange contracts and other	Accrued expenses	$8	$20

Total liability derivatives		$64	$48

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

•

The Health Care segment manufactures and markets health care products such as surgical drapes and gowns, infection control products, face masks, exam gloves, respiratory products, pain management products primarily sold through I-Flow, and other disposable medical products. Products in this segment are sold under the Kimberly-Clark, Ballard, ON-Q and other brand names.

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2011	2010	2011	2010
NET SALES:
Personal Care	$2,341	$2,181	$4,528	$4,318
Consumer Tissue	1,669	1,529	3,343	3,135
K-C Professional & Other	846	801	1,614	1,531
Health Care	391	344	779	711
Corporate & Other	12	2	24	(3)

Consolidated	$5,259	$4,857	$10,288	$9,692

OPERATING PROFIT (reconciled to income before income taxes):
Personal Care	$400	$443	$789	$915
Consumer Tissue	173	151	323	332
K-C Professional & Other	129	133	233	240
Health Care	53	42	103	99
Other (income) and expense, net(a)	(8)	4	(10)	105
Corporate & Other(b)	(138)	(54)	(289)	(105)

Total Operating Profit	625	711	1,169	1,376
Interest income	4	6	8	11
Interest expense	(71)	(60)	(135)	(121)

Income Before Income Taxes and Equity Interests	$558	$657	$1,042	$1,266

(a)

For the six months ended June 30, 2010, Other (income) and expense, net included a $79 million charge for the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. See additional information in Note 4.

(b)

For the three months ended June 30, 2011, pulp and tissue restructuring charges of $90 million are included in Corporate & Other. See additional information in Note 3. For the six months ended June 30, 2011, pulp and tissue restructuring charges of $172 million and a non-deductible business tax charge of $32 million related to a law change in Colombia are included in Corporate & Other. The restructuring charges related to the business segments are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Consumer Tissue	$77	$152
K-C Professional & Other	13	20

	$90	$172

Also included in Corporate & Other for the six months ended June 30, 2010, is a $19 million charge related to the adoption of highly inflationary accounting in Venezuela. The charges related to the business segments are as follows:

Millions of dollars
Personal Care	$11
Consumer Tissue	6
K-C Professional & Other	2

Total	$19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects. The following will be discussed and analyzed:

•	Overview of Second Quarter 2011 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook

Overview of Second Quarter 2011 Results

•	Net sales increased 8.3 percent due to higher sales volumes, increases in net selling prices and the impact of foreign currency rates.

•	The effective tax rate was 31.0 percent compared to 27.5 percent in the prior year.

•	Operating profit and net income attributable to Kimberly-Clark Corporation decreased 12.1 percent and 18.1 percent, respectively.

•	Results were negatively impacted by $90 million in pre-tax charges, $59 million after tax, for the pulp and tissue restructuring.

•	Cash provided by operations was $771 million, an increase of 31 percent compared to last year.

Results of Operations and Related Information

This section presents a discussion and analysis of our second quarter and first six months of 2011 net sales, operating profit and other information relevant to an understanding of the results of operations.

Second Quarter of 2011 Compared With Second Quarter of 2010

Analysis of Net Sales

By Business Segment

(Millions of dollars)

Net Sales	2011	2010

Personal Care	$2,341	$2,181
Consumer Tissue	1,669	1,529
K-C Professional & Other	846	801
Health Care	391	344
Corporate & Other	12	2

Consolidated	$5,259	$4,857

Commentary:

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Mix/ Other	Currency

Consolidated	8.3	2	1	—	5

Personal Care	7.3	2	1	(1)	5
Consumer Tissue	9.2	1	2	—	6
K-C Professional & Other	5.6	(1)	2	—	5
Health Care	13.7	10	1	—	3

•

Personal care net sales in North America decreased 2 percent in the quarter compared to the prior year. Changes in net selling prices and product mix each reduced net sales by 1 percent. Overall sales volumes were even with the year-ago period. Volumes increased high-single digits in adult care and baby wipes, with market share growth in both categories. Feminine care volumes were up slightly in the quarter. Infant care and child care volumes fell mid-single digits, reflecting continued soft category demand, lower infant care shipments in Canada and slightly lower market shares compared to strong year-ago levels.

In Europe, personal care net sales increased 9 percent in the quarter, including an 11 percent benefit from changes in currency rates. Sales volumes fell 1 percent, as lower diaper volumes were mostly offset by growth in other product areas, including baby wipes and child care. The combined impact of changes in net selling prices and product mix reduced net sales by 1 percent.

In our international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa (“K-C International”), personal care net sales increased 19 percent, including a 9 percent benefit from changes in currency rates. Sales volumes were up 7 percent, including double-digit growth in China, South Korea, Brazil, Turkey and South Africa. Volumes fell significantly in Venezuela in a continued difficult foreign currency exchange environment. Overall net selling prices rose 3 percent compared to the year-ago period, driven by increases in Latin America.

•

In North America, net sales of consumer tissue products increased 5 percent compared to the year-ago period. Sales volumes improved 7 percent, while changes in net selling prices and product mix each reduced net sales by 1 percent. Bathroom tissue volumes rose at a double-digit rate, as comparisons benefited from product innovations, improved market shares and a soft year-ago performance, which was impacted by sheet count reductions and competitive promotional activity. Kleenex facial tissue volumes were up high-single digits and market share increased 2 percentage points, as the brand continues to benefit from product innovation and supporting marketing programs. Paper towel volumes fell low-single digits.

In Europe, consumer tissue net sales increased 11 percent compared with the second quarter of 2010. Changes in currency rates benefited net sales by 12 percent. Net selling prices improved 1 percent in response to input cost inflation, and changes in product mix benefited net sales by 1 percent. Sales volumes declined 3 percent.

In K-C International, consumer tissue net sales increased 14 percent, including a 10 percent benefit from changes in currency rates. Net selling prices increased 7 percent, driven by improvements in Latin America and Asia, and changes in product mix benefited net sales by 1 percent. Sales volumes decreased 4 percent, including a 1 percent negative impact from exiting certain non-strategic products in conjunction with the pulp and tissue restructuring.

•

Net sales of K-C Professional (“KCP”) & other products in North America increased 1 percent. Net selling prices rose 3 percent, while sales volumes and product mix were each off 1 percent. High-margin wiper volumes advanced mid-single digits in the second quarter. On the other hand, washroom product volumes were even with year-ago levels, as high unemployment and office vacancy levels continued to impact demand, and safety product volumes were down compared to double-digit growth last year. Net sales in Europe increased 7 percent, driven by stronger currency rates that benefited comparisons by 11 percent. Sales volumes were down 4 percent compared to double-digit growth in the year-ago period that included strong customer demand in advance of selling price increases later in the year. Net sales increased 17 percent in K-C International, including a 10 percent benefit from changes in currency rates. Sales volumes were up 4 percent, with gains in Latin America and South Asia. In addition, net selling prices rose 2 percent and changes in product mix improved net sales by 1 percent.

•

Net sales of health care products increased 14 percent in the second quarter. Sales volumes rose 10 percent, changes in currency rates increased net sales 3 percent and net selling prices increased 1 percent. Medical supply volumes rose double-digits, led by gains in exam gloves and apparel offerings. The overall volume comparisons reflect improved North American market demand, along with distributor and end-user inventory reductions that occurred in the year-ago period. In other areas of the business, medical device volumes increased high-single digits in North America, including double-digit growth for I-Flow products.

By Geography

(Millions of dollars)

Net Sales	2011	2010

North America	$2,704	$2,667
Outside North America	2,748	2,377
Intergeographic sales	(193)	(187)

Consolidated	$5,259	$4,857

Commentary:

•	Net sales in North America increased 1.4 percent primarily due to higher sales volumes and favorable currency effects, offset by unfavorable product mix and lower net selling prices.

•

Net sales outside North America increased 15.6 percent due to favorable currency effects, higher net selling prices, higher sales volumes, primarily personal care, in a number of markets including Korea, China, Russia and most of Latin America, and improvement in product mix.

Analysis of Operating Profit

By Business Segment

(Millions of dollars)

Operating Profit	2011	2010

Personal Care	$400	$443
Consumer Tissue	173	151
K-C Professional & Other	129	133
Health Care	53	42
Corporate & Other(a)	(138)	(54)
Other (income) and expense, net	(8)	4

Consolidated	$625	$711

(a)	Corporate & Other in 2011 includes pulp and tissue restructuring charges of $90 million.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Cost Savings	Currency	Other(b)

Consolidated	(12.1)	6	8	(25)	7	7	(15)
Personal Care	(9.7)	4	4	(21)	3	4	(4)
Consumer Tissue	14.6	8	17	(30)	16	4	—
K-C Professional & Other	(3.0)	1	12	(20)	4	6	(6)
Health Care	26.2	26	4	(38)	15	5	14

(a)	Includes inflation in raw materials, energy and distribution costs.
(b)	Consolidated includes the impact of the 2011 charges related to the pulp and tissue restructuring.

Consolidated operating profit decreased 12.1 percent compared to the prior year. The benefits of higher net sales, cost savings of $45 million, and favorable currency effects were offset by inflation in input costs of $180 million, including $110 million for raw materials other than fiber, primarily polymer resin and other oil-based materials, $45 million in higher fiber costs, $15 million for energy and $10 million in distribution costs. Current year results were also impacted by $90 million of charges related to the pulp and tissue restructuring. Marketing, research and general expenses in the second quarter of 2011 increased slightly compared to 2010, but fell as a percent of net sales, reflecting our focus on reducing overhead spending, along with significant year-ago marketing spending.

•

Personal care segment operating profit decreased 9.7 percent as the benefits from cost savings, higher sales volumes, favorable currency effects and higher net selling prices were more than offset by input cost inflation. In North America, operating profit decreased from the prior year as inflation in input costs, unfavorable product mix and lower net selling prices were partially offset by a lower level of marketing expenses, as well as cost savings. Operating profit in Europe decreased as cost savings and lower marketing, research and general expenses were more than offset by inflation in input costs. In K-C International, operating profit decreased as higher net selling prices, higher sales volumes and favorable currency effects were offset by inflation in input costs and higher general expenses.

•

Consumer tissue segment operating profit increased 14.6 percent as higher net selling prices, cost savings, higher sales volumes, and favorable currency effects were partially offset by inflation in input costs. Operating profit in North America increased as higher sales volumes and cost savings were partially offset by inflation in input costs and lower net selling prices. In Europe, operating profit decreased slightly as lower marketing, research and general expenses and cost savings were more than offset by inflation in input costs. Operating profit in K-C International increased due to higher net selling prices, partially offset by inflation in input costs and the negative effects of production down-time, in part to drive inventory reductions.

•

Operating profit for KCP products decreased 3.0 percent due to input cost inflation and higher marketing, research and general expenses, partially offset by higher net selling prices, favorable currency effects and cost savings.

•	Health care segment operating profit increased 26.2 percent as increased sales volumes and cost savings were partially offset by inflation in input costs.

By Geography

(Millions of dollars)

Operating Profit	2011	2010

North America	$487	$499
Outside North America	268	270
Corporate & Other(a)	(138)	(54)
Other (income) and expense, net	(8)	4

Consolidated	$625	$711

(a)	Corporate & Other in 2011 includes pulp and tissue restructuring charges of $90 million.

Commentary:

•

Operating profit in North America decreased 2.4 percent as cost savings, higher sales volumes and lower marketing, research and general expenses were more than offset by inflation in input costs, unfavorable product mix and lower net selling prices.

•

Operating profit outside North America decreased 0.7 percent from the prior year as inflation in input costs and the negative effects of production down-time, in part to drive inventory reductions, were partially offset by higher net selling prices, favorable currency effects, cost savings, favorable product mix and higher sales volumes.

Additional Income Statement Commentary

•	Interest expense for the second quarter of 2011 was $11 million higher than the prior year due to a higher level of debt.

•

Our effective tax rate for the second quarter of 2011 was 31.0 percent compared to 27.5 percent in the prior year. The increase in the rate was primarily due to the recognition of capital loss benefits in the prior year.

•

Our share of net income of equity companies in the second quarter was even with the prior year. Kimberly-Clark de Mexico, S.A.B. de C.V. results were essentially even with the prior year as benefits from a mid-single digit percent increase in net sales were offset by input cost inflation.

First Six Months of 2011 Compared With First Six Months of 2010

Analysis of Net Sales

By Business Segment

(Millions of dollars)

Net Sales	2011	2010

Personal Care	$4,528	$4,318
Consumer Tissue	3,343	3,135
K-C Professional & Other	1,614	1,531
Health Care	779	711
Corporate & Other	24	(3)

Consolidated	$10,288	$9,692

Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total	Volume	Net	Mix/
	Change	Growth	Price	Other	Currency

Consolidated	6.1	2	1	—	3

Personal Care	4.9	2	—	—	3
Consumer Tissue	6.6	1	2	1	3
K-C Professional & Other	5.4	1	2	(1)	3
Health Care	9.6	8	—	—	2

•	Personal care net sales increased 4.9 percent due to favorable currency effects, primarily in Australia, Brazil, Europe and Korea, and higher sales volumes.

•

Consumer tissue net sales increased 6.6 percent due to favorable currency effects, higher net selling prices, favorable product mix and higher sales volumes. The favorable currency effects primarily occurred in the same countries as personal care.

•	Net sales of KCP products increased 5.4 percent due to favorable currency effects, higher net selling prices, and higher sales volumes, partially offset by unfavorable product mix.

•	Health care net sales increased 9.6 percent due to higher sales volumes and favorable currency effects.

By Geography

(Millions of dollars)

Net Sales	2011	2010

North America	$5,340	$5,314
Outside North America	5,316	4,741
Intergeographic sales	(368)	(363)

Consolidated	$10,288	$9,692

Commentary:

•	Net sales in North America increased 0.5 percent due to higher sales volumes and favorable currency effects offset by lower net selling prices and unfavorable product mix.

•

Net sales outside North America increased 12.1 percent due to favorable currency effects, primarily in Australia, Brazil, Europe and Korea, higher net selling prices, higher sales volumes, and favorable product mix.

Analysis of Operating Profit

By Business Segment

(Millions of dollars)

Operating Profit	2011	2010

Personal Care	$789	$915
Consumer Tissue	323	332
K-C Professional & Other	233	240
Health Care	103	99
Corporate & Other(a)(b)	(289)	(105)
Other (income) and expense, net(b)	(10)	105

Consolidated	$1,169	$1,376

(a)	Corporate & Other in 2011 includes pulp and tissue restructuring charges of $172 million and a non-deductible business tax charge of $32 million related to a law change in Colombia.
(b)	In 2010, Corporate & Other includes a $19 million charge, and Other (income) and expense, net includes a $79 million charge related to the adoption of highly inflationary accounting in Venezuela.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Cost Savings	Currency	Other(b)

Consolidated	(15.0)	5	6	(27)	8	7	(14)
Personal Care	(13.8)	3	—	(20)	2	4	(3)
Consumer Tissue	(2.7)	4	15	(36)	16	3	(5)
K-C Professional & Other	(2.9)	3	13	(20)	8	6	(13)
Health Care	4.0	20	(1)	(26)	9	3	(1)

(a)	Includes inflation in raw materials, energy and distribution costs.
(b)

Consolidated includes the impact of the 2011 pulp and tissue restructuring charges and a non-deductible business tax charge related to a law change in Colombia, and the charge in 2010 related to the adoption of highly inflationary accounting in Venezuela.

Consolidated operating profit decreased 15 percent compared with the prior year as cost savings, higher net selling prices, higher sales volumes and favorable currency effects were more than offset by inflation in input costs and higher marketing, research and general expenses. Comparisons with the prior year were also impacted by $172 million of charges in 2011 related to the pulp and tissue restructuring and a $32 million business tax charge related to a law change in Colombia, and a $98 million charge recorded in first quarter of 2010 related to the adoption of highly inflationary accounting in Venezuela.

•

Personal care segment operating profit decreased 13.8 percent as inflation in input costs and unfavorable product mix more than offset higher sales volumes, cost savings, favorable currency effects and a lower level of marketing spending.

•

Consumer tissue segment operating profit declined 2.7 percent as inflation in input costs more than offset higher net selling prices, cost savings, higher sales volumes, favorable currency effects and a lower level of marketing and general expenses.

•

Operating profit for KCP products decreased 2.9 percent as inflation in input costs and higher marketing, research and general expenses offset higher net selling prices, cost savings, higher sales volumes and favorable currency effects.

•	Health care segment operating profit increased 4.0 percent due to higher sales volumes and cost savings, partially offset by inflation in input costs and increased selling and general expenses.

By Geography

(Millions of dollars)

Operating Profit	2011	2010

North America	$953	$1,061
Outside North America	495	525
Corporate & Other(a)(b)	(289)	(105)
Other (income) and expense, net(b)	(10)	105

Consolidated	$1,169	$1,376

(a)	Corporate & Other in 2011 includes pulp and tissue restructuring charges of $172 million and a non-deductible business tax charge of $32 million related to a law change in Colombia.
(b)	In 2010, Corporate & Other includes a $19 million charge and Other (income) and expense, net includes a $79 million charge related to the adoption of highly inflationary accounting in Venezuela.

Commentary:

•

Operating profit in North America decreased 10.2 percent as inflation in input costs, lower net selling prices and unfavorable product mix were partially offset by higher sales volumes, favorable currency effects, lower marketing and general expenses and cost savings.

•

Operating profit outside North America decreased 5.7 percent due to inflation in input costs and the negative effects of production down-time, in part to drive inventory reductions, partially offset by higher net selling prices, favorable currency effects, higher sales volumes, favorable product mix and cost savings.

Pulp and Tissue Restructuring:

On January 21, 2011, we initiated a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. The restructuring involves the streamlining, sale or closure of 5 to 6 of our manufacturing facilities around the world. In conjunction with these actions, we have begun to exit certain non-strategic products, primarily non-branded offerings, and transfer some production to lower-cost facilities in order to improve overall profitability and returns. Facilities impacted by the restructuring include our pulp and tissue facility in Everett, Washington and the two facilities in Australia that manufacture pulp and tissue.

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

Second quarter 2011 charges of $85 million and $5 million were recorded in Cost of products sold and Marketing, research and general expenses, respectively, and a related benefit of $31 million was recorded in Provision for income taxes. On a segment basis, $77 million and $13 million of the charges related to the consumer tissue and KCP segments, respectively. On a geographic area basis, $58 million of the charges were recorded in North America, $29 million in Australia, and $3 million elsewhere.

Of the $172 million charges recorded in the first six months of 2011, $124 million was non-cash. Of the $48 million in cash charges, $18 million has been paid.

See additional information on the pulp and tissue restructuring in Note 3 to the Condensed Consolidated Financial Statements.

Additional Income Statement Commentary

•	Interest expense for the first six months of 2011 was $14 million higher than the prior year because of higher debt levels, partially offset by lower interest rates.

•

Our effective tax rate for the first six months of 2011 was 31.2 percent compared to 33.3 percent in the prior year. The reduction in the tax rate was driven by nondeductible currency losses resulting from the adoption of highly inflationary accounting in Venezuela and changes in tax law related to U.S. health care reform legislation, both in 2010, partially offset by a nondeductible charge in 2011 related to a business tax law change in Colombia.

Liquidity and Capital Resources

•

Cash provided by operations for the first six months of 2011 was $1,021 million, a decrease of 3 percent from $1,051 million in the prior year. Tax payments declined during the period, while defined benefit pension plan contributions were higher than year-ago levels. Contributions to our defined benefit pension plans totaled $415 million in 2011 versus $228 million in 2010.

•	On July 7, 2011, we collected notes receivable in the amount of $220 million.

•	Capital spending for the first six months was $435 million compared with $363 million last year. We anticipate that full year 2011 capital spending will be between $950 million and $1,050 million.

•	At June 30, 2011, total debt and redeemable securities was $7.5 billion compared with $6.5 billion at December 31, 2010.

•

Our short-term debt as of June 30, 2011 was $367 million (included in Debt payable within one year on the Condensed Consolidated Balance Sheet) and consisted mainly of commercial paper, as well as short-term bank financing by certain affiliates. The average month-end balance of short-term debt for the second quarter of 2011 was $450 million. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt during a quarter generally fluctuates depending upon the business operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.

•

During the second quarter of 2011, we repurchased approximately 5.3 million shares of our common stock at a cost of about $350 million. Year-to-date, we have repurchased approximately 18.4 million shares for a total cost of $1.2 billion. As previously announced, we expect to repurchase $1.5 billion of our common stock in 2011.

•

We believe that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund operations, capital spending, payment of dividends and other needs in the foreseeable future.

•

During the second quarter of 2010, the Venezuelan government enacted reforms to its currency exchange regulations that limited U.S. dollar availability to pay for the historical levels of U.S. dollar-denominated imports to support K-C Venezuela’s operations. In this environment, we are managing our U.S. dollar payables exposure in Venezuela, principally related to imports of finished products and raw materials. For the full year 2010 and first six months of 2011, K-C Venezuela represented 1 percent of Consolidated Net Sales. At June 30, 2011, K-C Venezuela had a bolivar-denominated net monetary asset position of $115 million and our net investment in K-C Venezuela was $205 million, both valued at 5.4 bolivars per U.S. dollar.

See Note 4 to the Condensed Consolidated Financial Statements for more details about the accounting for K-C Venezuela’s financial results and the previously discussed charge resulting from the January 1, 2010 adoption of highly inflationary accounting in Venezuela.

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

Business Outlook

We will continue to focus on targeted growth initiatives and plan to launch a number of product innovations to further improve our brands. While the commodity cost environment has worsened over the last three months, we plan to offset the incremental inflationary commodity costs through incremental cost savings and overhead reductions. We also expect that currency exchange rates will impact results favorably in the second half of 2011. We expect to complete our plan to repurchase $1.5 billion of shares in 2011.

Information Concerning Forward-Looking Statements

Certain matters contained in this report concerning the business outlook, including commodity, raw material, energy and other input costs, growth initiatives, product innovations, cost savings and overhead reductions, anticipated currency rates and exchange risk, anticipated costs, scope, timing and effects of the pulp and tissue restructuring, revenue realization, cost savings and reductions, changes in finished product selling prices, market demand and economic conditions, cash flow and uses of cash, capital spending, marketing, research and innovation spending, anticipated financial and operating results, litigation and other contingencies and anticipated transactions of Kimberly-Clark, including share repurchases, constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting Kimberly-Clark. There can be no assurance that these future events will occur as anticipated or that our results will be as estimated. For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 entitled “Risk Factors.”

Item 4.	Controls and Procedures.

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2011, we anticipate purchasing $1.5 billion of our common stock. All our share repurchases during the second quarter of 2011 were made through a broker in the open market.

The following table contains information for shares repurchased during the second quarter of 2011. None of the shares in this table was repurchased directly from any of our officers or directors.

Period (2011)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)

April 1 to 30	3,023,000	$65.49	46,946,411	53,053,589
May 1 to 31	1,511,000	67.41	48,457,411	51,542,589
June 1 to 30	759,000	65.97	49,216,411	50,783,589

Total	5,293,000

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

Exhibit No. (10)l. Kimberly-Clark Corporation 2011 Outside Directors’ Compensation Plan (formerly, the Outside Directors’ Compensation Plan), as amended and restated effective April 21, 2011, incorporated by reference to Exhibit No. 10.1 of the Corporation’s Current report on Form 8-K dated April 26, 2011.

Exhibit No. (10)m. Kimberly-Clark Corporation 2011 Equity Participation Plan (formerly, the 2001 Equity Participation Plan), as amended and restated effective April 21, 2011, incorporated by reference to Exhibit No. 10.2 of the Corporation’s Current report on Form 8-K dated April 26, 2011.

Exhibit No. (10)n. Form of Award Agreements under 2011 Equity Participation Plan, filed herewith.

Exhibit No. (10)p. Severance Pay Plan, as amended and restated effective June 1, 2011, filed herewith.

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
Michael T. Azbell
Vice President and Controller
(principal accounting officer)

August 5, 2011

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)l.	Kimberly-Clark Corporation 2011 Outside Directors’ Compensation Plan (formerly, the Outside Directors’ Compensation Plan), as amended and restated effective April 21, 2011, incorporated by reference to Exhibit No. 10.1 of the Corporation’s Current report on Form 8-K dated April 26, 2011.

(10)m.	Kimberly-Clark Corporation 2011 Equity Participation Plan (formerly, the 2001 Equity Participation Plan), as amended and restated effective April 21, 2011, incorporated by reference to Exhibit No. 10.2 of the Corporation’s Current report on Form 8-K dated April 26, 2011.

(10)n.	Form of Award Agreements under 2011 Equity Participation Plan, filed herewith.

(10)p.	Severance Pay Plan, as amended and restated effective June 1, 2011, filed herewith.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS*	XBRL Instance Document

(101).SCH*	XBRL Taxonomy Extension Schema Document

(101).CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB*	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”