Form 10-Q
period 2011-09-30
KIMBERLY CLARK CORP
filed 2011-11-04
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
As of October 31, 2011, there were 394,097,360 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2011	2010	2011	2010

Net Sales	$5,382	$4,979	$15,670	$14,671
Cost of products sold	3,794	3,365	11,062	9,766
Gross Profit	1,588	1,614	4,608	4,905
Marketing, research and general expenses	943	909	2,804	2,719
Other (income) and expense, net	(17)	7	(27)	112
Operating Profit	662	698	1,831	2,074
Interest income	5	5	13	16
Interest expense	(70)	(59)	(205)	(180)
Income Before Income Taxes and Equity Interests	597	644	1,639	1,910
Provision for income taxes	(174)	(195)	(499)	(617)
Income Before Equity Interests	423	449	1,140	1,293
Share of net income of equity companies	35	40	122	130
Net Income	458	489	1,262	1,423
Net income attributable to noncontrolling interests	(26)	(20)	(72)	(72)
Net Income Attributable to Kimberly-Clark Corporation	$432	$469	$1,190	$1,351

Per Share Basis:
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.10	$1.14	$3.00	$3.27
Diluted	1.09	1.14	2.98	3.25
Cash Dividends Declared	$.70	$.66	$2.10	$1.98
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Millions of dollars)	September 30 2011	December 31 2010

ASSETS
Current Assets
Cash and cash equivalents	$1,232	$876
Accounts receivable, net	2,434	2,472
Note receivable	—	218
Inventories	2,421	2,373
Other current assets	452	389
Total Current Assets	6,539	6,328
Property	18,193	17,877
Less accumulated depreciation	10,146	9,521
Net Property	8,047	8,356
Investments in Equity Companies	372	374
Goodwill	3,321	3,403
Long-Term Notes Receivable	394	393
Other Assets	957	1,010
	$19,630	$19,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$758	$344
Redeemable preferred securities of subsidiary	506	506
Trade accounts payable	2,262	2,206
Accrued expenses	1,978	1,909
Other current liabilities	312	373
Total Current Liabilities	5,816	5,338
Long-Term Debt	5,422	5,120
Noncurrent Employee Benefits	1,394	1,810
Long-Term Income Taxes Payable	254	260
Deferred Income Taxes	493	369
Other Liabilities	247	224
Redeemable Preferred and Common Securities of Subsidiaries	541	541
Stockholders’ Equity
Kimberly-Clark Corporation	5,179	5,917
Noncontrolling interests	284	285
Total Stockholders’ Equity	5,463	6,202
	$19,630	$19,864
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2011	2010

Operating Activities
Net income	$1,262	$1,423
Depreciation and amortization	821	607
Stock-based compensation	37	41
Increase in operating working capital	(155)	(175)
Deferred income taxes	200	20
Net losses on asset dispositions	1	19
Equity companies’ earnings in excess of dividends paid	(46)	(63)
Postretirement benefits	(331)	(145)
Other	(18)	69
Cash Provided by Operations	1,771	1,796
Investing Activities
Capital spending	(656)	(611)
Proceeds from maturity of note receivable	220	—
Proceeds from sales of investments	21	29
Proceeds from dispositions of property	23	4
Investments in time deposits	(122)	(114)
Maturities of time deposits	115	168
Other	4	12
Cash Used for Investing	(395)	(512)
Financing Activities
Cash dividends paid	(824)	(796)
Net increase in short-term debt	14	146
Proceeds from issuance of long-term debt	799	281
Repayments of long-term debt	(20)	(470)
Cash paid on redeemable preferred securities of subsidiary	(40)	(40)
Proceeds from exercise of stock options	294	117
Acquisitions of common stock for the treasury	(1,246)	(695)
Other	(8)	(49)
Cash Used for Financing	(1,031)	(1,506)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	11	(43)
Increase (decrease) in Cash and Cash Equivalents	356	(265)
Cash and Cash Equivalents, beginning of year	876	798
Cash and Cash Equivalents, end of period	$1,232	$533
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2011	2010	2011	2010

Net Income	$458	$489	$1,262	$1,423
Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	(664)	615	(224)	264
Employee postretirement benefits	45	(6)	45	47
Other	(8)	(44)	(36)	(37)
Total Other Comprehensive Income, Net of Tax	(627)	565	(215)	274
Comprehensive Income	(169)	1,054	1,047	1,697
Comprehensive income attributable to noncontrolling interests	2	36	58	79
Comprehensive Income Attributable to Kimberly-Clark Corporation	$(171)	$1,018	$989	$1,618
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
During the three months ended September 30, 2011 and 2010, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Set forth below are the assets and liabilities that are measured on a recurring basis at fair value and the inputs used to develop those fair value measurements.

	September 30 2011	Fair Value Measurements
		Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$43	$—	$43	$—
Available-for-sale securities	14	14	—	—
Derivatives	68	—	68	—
Total	$125	$14	$111	$—
Liabilities
Derivatives	$163	$—	$163	$—

	December 31 2010	Fair Value Measurements
		Level 1	Level 2	Level 3
		(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$46	$—	$46	$—
Available-for-sale securities	15	15	—	—
Derivatives	70	—	70	—
Total	$131	$15	$116	$—
Liabilities
Derivatives	$48	$—	$48	$—
The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. Available-for-sale securities are included in other assets. The derivative assets and liabilities are included in other current assets, other assets, accrued expenses and other liabilities, as appropriate.
Level 1 Fair Values - The fair values of certain available-for-sale securities are based on quoted market prices in active markets for identical assets. Unrealized losses on these securities aggregating $4 million at September 30, 2011 and $2 million at December 31, 2010 are recorded in Accumulated Other Comprehensive Income ("AOCI") until realized. The unrealized losses have not been recognized in earnings because we have both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of these securities.
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
Fair Value Disclosures
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	September 30, 2011		December 31, 2010
	(Millions of dollars)
Assets
Cash and cash equivalents(a)	$1,232	$1,232	$876	$876
Time deposits(b)	85	85	80	80
Notes receivable(c)	394	371	611	597
Liabilities and redeemable preferred and common securities of subsidiaries
Short-term debt(d)	88	88	79	79
Monetization loan(c)	397	385	397	397
Long-term debt(e)	5,695	6,666	4,988	5,556
Redeemable preferred and common securities of subsidiaries(f)	1,047	1,117	1,047	1,127

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

(c)
Notes receivable represent held-to-maturity securities, which arose from the sale of nonstrategic timberlands and related assets. The notes are backed by irrevocable standby letters of credit issued by money center banks. We collected in cash the $220 million face value of the note receivable that matured on July 7, 2011. The remaining note receivable, with a face value of $397 million, matures in September 2014. At September 30, 2011 a consolidated variable interest entity (“VIE”) has an outstanding long-term monetization loan secured by the remaining note held by this VIE. As of September 30, 2011, the difference between the carrying amount of the remaining note and its fair value represents an unrealized loss position for which an other-than-temporary impairment has not been recognized in earnings because we have both the intent and ability to hold the note for a period of time sufficient to allow for an anticipated recovery of fair value to the carrying amount of the note. Neither the note nor the monetization loan is traded in active markets. Accordingly, their fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, fair value credit spread, stated spread, maturity date and interest payment dates.

(d)	Short-term debt is recorded at cost, which approximates fair value.

(e)
Long-term debt excludes the monetization loan and includes the portion payable within the next twelve months ($670 million at September 30, 2011 and $265 million at December 31, 2010). Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(f)
The redeemable preferred securities are not traded in active markets. Accordingly, their fair values were calculated using a pricing model that compares the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current benchmark rate, fair value spread, stated spread, maturity date and interest payment dates. We determined the fair value and carrying amount of the redeemable common securities were $35 million at September 30, 2011 and December 31, 2010 based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

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

The following charges were incurred in connection with the restructuring:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(Millions of dollars)
Incremental depreciation	$76	$192
Charges for workforce reductions	11	54
Asset write-offs	5	13
Other exit costs	3	3
Cost of products sold	95	262
Charges for workforce reductions included in Marketing, research and general expenses	—	5
Provision for income taxes	(29)	(85)
Net charges	$66	$182
See Note 10 for additional information on the pulp and tissue restructuring charges by segment.
Pretax charges for the pulp and tissue restructuring relate to activities in the following geographic areas:

	Three Months Ended September 30, 2011
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$53	$19	$4	$76
Charges for workforce reductions	10	—	1	11
Asset write-offs	2	3	—	5
Other exit costs	1	2	—	3
Total charges	$66	$24	$5	$95

	Nine Months Ended September 30, 2011
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$123	$59	$10	$192
Charges for workforce reductions	10	46	3	59
Asset write-offs	8	5	—	13
Other exit costs	1	2	—	3
Total charges	$142	$112	$13	$267
The following summarizes the cash charges recorded and reconciles these charges to accrued expenses:

Millions of dollars
Accrued expenses - January 1, 2011	$—
Charges for workforce reductions and other exit costs	62
Cash payments	(34)
Currency and other	15
Accrued expenses - September 30, 2011	$43

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
On May 18, 2010, the Venezuelan government enacted reforms to its currency exchange regulations to close the parallel market. On June 9, 2010, the Central Bank of Venezuela began a regulated currency exchange system (the “central bank system”) that replaced the previous unregulated parallel market. As a result of the currency exchange regulations imposed on May 18, 2010, we determined that the central bank system rate of 5.4 bolivars per U.S. dollar was the appropriate exchange rate to measure K‑C Venezuela’s bolivar-denominated transactions into U.S. dollars during the period May 18, 2010 through September 30, 2011.
In July 2011, K-C Venezuela paid a dividend related to its 2008 dividend remittance request that was approved in June 2011 by the Venezuelan government at an exchange rate of 4.3 bolivars per U.S. dollar. This dividend represented less than 5 percent of K-C Venezuela’s bolivar-denominated net assets, which totaled approximately $130 million at September 30, 2011. We believe that these bolivar-denominated net assets, primarily cash, should continue to be measured at the central bank system rate of 5.4 bolivars per U.S. dollar given the uncertainty of accessing more significant future dividend remittances or other mechanisms of repatriating the cash at the rate of 4.3 bolivars per U.S. dollar.
For the full year 2010 and for the nine months ended September 30, 2011, K-C Venezuela represented 1 percent of Consolidated Net Sales. At September 30, 2011, our net investment in K-C Venezuela was approximately $220 million, valued at 5.4 bolivars per U.S. dollar.

Note 5. Inventories
The following schedule presents a summary of inventories by major class:

	September 30, 2011			December 31, 2010
(Millions of dollars)	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total

At the lower of cost, determined on the FIFO or weighted-average cost methods, or market:
Raw materials	$175	$335	$510	$154	$350	$504
Work in process	242	142	384	195	144	339
Finished goods	769	769	1,538	715	763	1,478
Supplies and other	—	302	302	—	298	298
	1,186	1,548	2,734	1,064	1,555	2,619
Excess of FIFO or weighted-average cost over LIFO cost	(313)	—	(313)	(246)	—	(246)
Total	$873	$1,548	$2,421	$818	$1,555	$2,373
We use the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.
Note 6. Employee Postretirement Benefits
The table below presents benefit cost information for defined benefit plans and other postretirement benefit plans:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30
(Millions of dollars)	2011	2010	2011	2010

Service cost	$14	$14	$3	$3
Interest cost	77	77	10	11
Expected return on plan assets	(87)	(84)	—	—
Recognized net actuarial loss	23	25	—	—
Other	4	1	—	1
Net periodic benefit cost	$31	$33	$13	$15

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30
(Millions of dollars)	2011	2010	2011	2010

Service cost	$42	$41	$10	$10
Interest cost	231	231	32	32
Expected return on plan assets	(260)	(251)	—	—
Recognized net actuarial loss	70	74	—	—
Other	6	5	2	3
Net periodic benefit cost	$89	$100	$44	$45

We made cash contributions to our pension trusts as follows:

	Nine Months Ended September 30
	2011	2010
	(Millions of dollars)
First Quarter	$265	$176
Second Quarter	150	52
Third Quarter	1	2
Total	$416	$230

We plan to accelerate additional pension contributions into 2011. As a result, we plan to contribute an aggregate of $680 to $760 million in 2011 (increased from our prior estimate of $420 to $500 million).
Various derivative instruments are utilized in the management of K-C’s defined benefit plan assets. These derivative instruments are used to manage risk or achieve a target asset allocation. For the U.S. pension plan, equity volatility is managed by entering into exchange-traded puts and over-the-counter calls to create equity collars with a zero net premium at initiation. The equity collar strategy is designed to reduce potential equity losses and limit gains, resulting in lower equity volatility for the plan. As of September 30, 2011, equity collars are in place on approximately 45 percent of the plan’s $1.3 billion equity allocation. In addition to the equity collars, as of September 30, 2011, long-dated Treasury futures contracts to maintain a target asset allocation are in place with a notional value of about $580 million.
Note 7. Earnings Per Share
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Average Common Shares Outstanding
	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2011	2010	2011	2010

Average shares outstanding	392.1	409.0	395.7	412.6
Participating securities	.1	.9	.4	1.1
Basic	392.2	409.9	396.1	413.7
Dilutive effect of stock options	1.6	1.5	1.5	1.1
Dilutive effect of restricted share and restricted share unit awards	1.4	1.2	1.2	1.1
Diluted	395.2	412.6	398.8	415.9
Options outstanding during the three and nine month periods ended September 30, 2011 to purchase 3.2 million and 4.8 million shares of common stock, respectively, were not included in the computation of diluted EPS mainly because the exercise prices of the options were greater than the average market price of the common shares during the periods.
Options outstanding during the three and nine month periods ended September 30, 2010 to purchase 6.1 million and 13.7 million shares of common stock, respectively, were not included in the computation of diluted EPS mainly because the exercise prices of the options were greater than the average market price of the common shares during the periods.
The number of common shares outstanding as of September 30, 2011 and 2010 was 393.3 million and 408.0 million, respectively.

Note 8. Stockholders’ Equity
Set forth below are reconciliations for the nine months ended September 30, 2011 and 2010 of the carrying amount of total stockholders’ equity from the beginning of the period to the end of the period. In addition, each of the reconciliations displays the amount of net income allocable to redeemable preferred securities of subsidiaries.

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries

Balance at December 31, 2010		$5,917	$285	$1,047
Comprehensive Income:
Net income	$1,262	1,190	30	42
Other comprehensive income, net of tax:
Unrealized translation	(224)	(209)	(15)	—
Employee postretirement benefits	45	44	1	—
Other	(36)	(36)	—	—
Total Comprehensive Income	$1,047
Stock-based awards exercised or vested		306	—	—
Income tax benefits on stock-based compensation		7	—	—
Shares repurchased		(1,246)	—	—
Recognition of stock-based compensation		37	—	—
Dividends declared		(830)	(17)	(1)
Other		(1)	1	(1)
Return on redeemable preferred securities and noncontrolling interests		—	(1)	(40)
Balance at September 30, 2011		$5,179	$284	$1,047
The net unrealized currency translation adjustments for the nine months ended September 30, 2011 are primarily due to a strengthening of the U.S. dollar against most foreign currencies, partially offset by a weakening of the U.S. dollar against the Euro.
In the nine months ended September 30, 2011, we repurchased 19 million shares for a total cost of $1.24 billion. We do not expect to repurchase any additional shares in the fourth quarter of 2011.

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
On the date a derivative contract is entered into, we formally designate certain derivatives as cash flow, fair value or net investment hedges and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions or financial balances they are hedging. Changes in the fair value of derivatives not designated as hedging instruments are recorded in earnings as they occur.

Set forth below is a summary of the fair values of our derivative instruments classified by the risks they are used to manage:

	September 30 2011		December 31 2010
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities

Interest rate risk	$13	$63	$24	$2
Foreign currency exchange risk	55	93	46	39
Commodity price risk	—	7	—	7
Total	$68	$163	$70	$48
Foreign Currency Exchange Risk Management
We have a centralized U.S. dollar functional currency international treasury operation (“In-House Bank”) that manages foreign currency exchange risks by netting, on a daily basis, our exposures to recorded non-U.S. dollar assets and liabilities and entering into derivative instruments with third parties whenever our net exposure in any single currency exceeds predetermined limits. These derivative instruments are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in earnings when they occur. The In-House Bank also records the gain or loss on the remeasurement of its non-U.S. dollar-denominated monetary assets and liabilities in earnings. Consequently, the net effect on earnings from the use of these non-designated derivatives is substantially neutralized by transactional gains and losses recorded on the underlying liabilities. The In-House Bank’s daily notional derivative positions with third parties averaged $1.4 billion in the first nine months of 2011 and its average net exposure for the period was $1.2 billion. The In-House Bank used nine counterparties for its foreign exchange derivative contracts.
We enter into derivative instruments to hedge a portion of the net foreign currency exposures of our non-U.S. operations, principally for their forecasted purchases of pulp, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominately in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. As of September 30, 2011, outstanding derivative contracts of $865 million notional value were designated as cash flow hedges for the forecasted purchases of pulp and intercompany finished goods and work-in-process.
The foreign currency exposure on non-functional currency denominated monetary assets and liabilities managed outside the In-House Bank, primarily intercompany loans, is hedged with derivative instruments with third parties. At September 30, 2011, the notional amount of these predominantly undesignated derivative instruments was $550 million.

Foreign Currency Translation Risk Management
Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At September 30, 2011, we had in place net investment hedges of $67 million for a portion of our investment in our Mexican affiliate. Changes in the fair value of net investment hedges are recognized in other comprehensive income to offset the change in value of the net investment being hedged. There was no significant ineffectiveness related to net investment hedges as of September 30, 2011 and 2010.
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
At September 30, 2011, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges and cash flow hedges were $700 million and $580 million, respectively.

Commodity Price Risk Management
We use derivative instruments to hedge a portion of our exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.
As of September 30, 2011, outstanding commodity forward contracts were in place to hedge forecasted purchases of about 25 percent of our estimated natural gas requirements for the next twelve months and a lesser percentage for future periods.
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
Fair value hedges resulted in no significant ineffectiveness in the nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings.
Cash flow hedges resulted in no significant ineffectiveness in the nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2011, $2 million of after-tax gains are expected to be reclassified from AOCI primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow hedges in place at September 30, 2011 is October 2013.
Quantitative Information about Our Use of Derivative Instruments
The following tables display the classification and amount of pretax gains and losses reported in the Consolidated Income Statement and Consolidated Statement of Other Comprehensive Income (“OCI”) and the classification and fair values of derivative instruments presented in the Condensed Consolidated Balance Sheet.
For the three months ended September 30 (Millions of dollars):

	Income Statement Classifications	(Gain) or Loss Recognized in Income
		2011	2010
Undesignated foreign exchange hedging instruments	Other (income) and expense, net(a)	$92	$(115)

Fair Value Hedges
Interest rate swap contracts	Interest expense	$8	$(2)
Hedged debt instruments	Interest expense	$(8)	$2

	Amount of (Gain) or Loss Recognized In AOCI		Income Statement Classification of Gain or Loss Reclassified from AOCI	(Gain) or Loss Reclassified from AOCI into Income
	2011	2010		2011	2010
Cash Flow Hedges
Interest rate contracts	$61	$12	Interest expense	$—	$(1)
Foreign exchange contracts	(34)	40	Cost of products sold	15	(6)
Foreign exchange contracts	(8)	—	Other (income) and expense, net	(8)	—
Commodity contracts	5	8	Cost of products sold	1	2
Total	$24	$60		$8	$(5)
Net Investment Hedges
Foreign exchange contracts	$(7)	$2		$—	$—

For the nine months ended September 30 (Millions of dollars):

	Income Statement Classifications	(Gain) or Loss Recognized in Income
		2011	2010
Undesignated foreign exchange hedging instruments	Other (income) and expense, net(a)	$(7)	$(34)

Fair Value Hedges
Interest rate swap contracts	Interest expense	$3	$(16)
Hedged debt instruments	Interest expense	$(3)	$16
Foreign exchange contracts	Other (income) and expense, net	$—	$(1)

	Amount of (Gain) or Loss Recognized In AOCI		Income Statement Classification of Gain or Loss Reclassified from AOCI	(Gain) or Loss Reclassified from AOCI into Income
	2011	2010		2011	2010
Cash Flow Hedges
Interest rate contracts	$69	$42	Interest expense	$(2)	$(2)
Foreign exchange contracts	11	7	Cost of products sold	36	2
Foreign exchange contracts	(3)	—	Other (income) and expense, net	(3)	—
Commodity contracts	6	15	Cost of products sold	6	8
Total	$83	$64		$37	$8
Net Investment Hedges
Foreign exchange contracts	$(4)	$4		$—	$—

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

Fair Values of Derivative Instruments

	Balance Sheet Location	September 30 2011	December 31 2010
		(Millions of dollars)
Assets
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$2	$—
Interest rate contracts	Other assets	11	24
Foreign exchange contracts	Other current assets	19	4
Foreign exchange contracts	Other assets	4	1
Total		36	29
Undesignated derivatives:
Foreign exchange contracts	Other current assets	32	41
Total asset derivatives		$68	$70

Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses	$37	$—
Interest rate contracts	Other liabilities	26	2
Foreign exchange contracts	Accrued expenses	5	16
Foreign exchange contracts	Other liabilities	—	3
Commodity contracts	Accrued expenses	6	7
Commodity contracts	Other liabilities	1	—
Total		75	28
Undesignated derivatives:
Foreign exchange contracts and other	Accrued expenses	88	20
Total liability derivatives		$163	$48

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

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2011	2010	2011	2010

NET SALES:
Personal Care	$2,390	$2,183	$6,918	$6,501
Consumer Tissue	1,711	1,643	5,054	4,778
K-C Professional & Other	863	781	2,477	2,312
Health Care	407	367	1,186	1,078
Corporate & Other	11	5	35	2
Consolidated	$5,382	$4,979	$15,670	$14,671

OPERATING PROFIT (reconciled to income before income taxes):
Personal Care	$396	$428	$1,185	$1,343
Consumer Tissue	206	156	529	488
K-C Professional & Other	127	116	360	356
Health Care	56	49	159	148
Other (income) and expense, net(a)	(17)	7	(27)	112
Corporate & Other(b)	(140)	(44)	(429)	(149)
Total Operating Profit	662	698	1,831	2,074
Interest income	5	5	13	16
Interest expense	(70)	(59)	(205)	(180)
Income Before Income Taxes and Equity Interests	$597	$644	$1,639	$1,910

(a)
For the nine months ended September 30, 2010, Other (income) and expense, net included a $79 million charge for the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. See additional information in Note 4.

(b)
For the three months ended September 30, 2011, pulp and tissue restructuring charges of $95 million are included in Corporate & Other. See additional information in Note 3. For the nine months ended September 30, 2011, pulp and tissue restructuring charges of $267 million and a non-deductible business tax charge of $32 million related to a law change in Colombia are included in Corporate & Other. The restructuring charges related to the business segments are as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Consumer Tissue	$81	$233
K-C Professional & Other	14	34
Total	$95	$267

Also included in Corporate & Other for the nine months ended September 30, 2010, is a $19 million charge related to the adoption of highly inflationary accounting in Venezuela. The charges related to the business segments are as follows:

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
Introduction
This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Third Quarter 2011 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook
Overview of Third Quarter 2011 Results

•	Net sales increased 8.1 percent primarily due to the positive impact of foreign currency rates and increases in net selling prices.

•	Operating profit and net income attributable to Kimberly-Clark Corporation decreased 5.2 percent and 7.9 percent, respectively.

•	Results were negatively impacted by $95 million in pre-tax charges, $66 million after tax, for the pulp and tissue restructuring.

•	Cash provided by operations was $750 million, an increase of 1 percent compared to last year.
Results of Operations and Related Information
This section presents a discussion and analysis of our third quarter and first nine months of 2011 net sales, operating profit and other information relevant to an understanding of the results of operations.

Third Quarter of 2011 Compared With Third Quarter of 2010
Analysis of Net Sales
By Business Segment
(Millions of dollars)

Net Sales	2011	2010

Personal Care	$2,390	$2,183
Consumer Tissue	1,711	1,643
K-C Professional & Other	863	781
Health Care	407	367
Corporate & Other	11	5

Consolidated	$5,382	$4,979
Commentary:

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Mix/ Other	Currency

Consolidated	8.1	—	3	1	4
Personal Care	9.5	3	3	(1)	4
Consumer Tissue	4.1	(6)	4	1	5
K-C Professional & Other	10.5	3	2	—	5
Health Care	10.9	9	(1)	—	3

•
Personal care net sales in North America decreased 1 percent. Changes in net selling prices and product mix each reduced sales by 1 percent, while favorable currency rates added 1 percent to sales. Overall sales volumes were even with the year-ago period. Volumes increased double-digits in adult care and baby wipes, with market share gains in both categories. New Poise Hourglass Shape pads were introduced in the third quarter and contributed to the volume growth in adult care. Feminine care volumes increased high-single digits, with continued momentum in the U by Kotex brand. Although new Huggies Little Movers Slip-On diapers had solid initial sales, infant care volumes declined low-single digits, and child care volumes fell at a double-digit rate. Category declines, competitive promotional activity, reductions in customer inventory levels in diapers and some consumer trade-down in child care accounted for the volume decline.

In Europe, personal care net sales increased 8 percent, including an 11 percent benefit from changes in currency rates. Sales volumes fell 1 percent, as lower diaper volumes were mostly offset by growth in other product areas, including baby wipes and child care. In addition, changes in net selling prices and product mix each reduced sales 1 percent.
In our international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa (“K-C International”), personal care net sales increased 21 percent, including a 7 percent benefit from changes in currency rates. Sales volumes were up 6 percent, including double-digit growth in China, South Korea and Vietnam. In addition, volumes rose high-single digits in Latin America, with broad-based improvements throughout the region. Overall net selling prices rose 9 percent compared to the year-ago period, driven by increases in Latin America.

•
In North America, net sales of consumer tissue products decreased 1 percent compared to the year-ago period. Net selling prices rose 6 percent, while sales volumes fell 7 percent due to lower sales of bathroom tissue and facial tissue. The declines reflect the near-term impact of sheet count reductions, along with the company's focus on revenue realization and strong year-ago promotion support. By product category, bathroom tissue volumes fell double-digits and Kleenex facial tissue volumes were off high single-digits. In other product areas, paper towel volumes rose at a double-digit rate and benefited from improved distribution levels and promotion activity.

In Europe, consumer tissue net sales increased 8 percent, including a favorable currency benefit of 11 percent. Sales volumes and net selling prices each declined 2 percent as market conditions worsened somewhat over the last three months.
In K-C International, consumer tissue net sales increased 11 percent, including an 8 percent benefit from changes in currency rates. Net selling prices increased 6 percent, driven by improvements in Latin America, and changes in product mix benefited sales by 3 percent. Sales volumes declined 7 percent, including a 2 percent negative impact from exiting certain non-strategic products in conjunction with the pulp and tissue restructuring.

•
Net sales of K-C Professional (“KCP”) & other products in North America increased 4 percent. Net selling prices rose 2 percent, while changes in product mix and currency rates each benefited sales by 1 percent. Sales volumes were even with year-ago levels. Although safety product volumes advanced mid-single digits, washroom product volumes were even with year-ago levels, as high unemployment and office vacancy levels continued to impact demand, and wiper volumes declined low-single digits. Net sales in Europe increased 20 percent, driven by stronger currency rates that benefited sales by 13 percent. In addition, sales volumes advanced 6 percent compared to a relatively soft year-ago performance. Net sales increased 19 percent in K-C International, including a 9 percent benefit from favorable currency rates. Sales volumes were up 7 percent, with particular strength in Latin America and South Asia, and net selling prices rose 3 percent.

•
Net sales of health care products increased 11 percent in the third quarter. Sales volumes rose 9 percent and changes in currency rates increased sales 3 percent, while net selling prices were off 1 percent. Medical supply volumes rose double-digits, led by growth in exam gloves and surgical products, reflecting improved North American market demand. In other areas of the business, global medical device volumes increased high-single digits, including strong growth in Europe and Asia.

By Geography
(Millions of dollars)

Net Sales	2011	2010

North America	$2,740	$2,741
Outside North America	2,838	2,429
Intergeographic sales	(196)	(191)

Consolidated	$5,382	$4,979
Commentary:

•
Net sales in North America were essentially even with the prior year, primarily due to higher net selling prices and favorable currency effects, offset by lower sales volumes, primarily in infant care and child care.

•
Net sales outside North America increased 16.8 percent due to favorable currency effects, higher net selling prices, higher sales volumes, primarily in personal care, in a number of markets including most of Latin America, South Korea, China, and Vietnam, and improvement in product mix.

Analysis of Operating Profit
By Business Segment
(Millions of dollars)

Operating Profit	2011	2010

Personal Care	$396	$428
Consumer Tissue	206	156
K-C Professional & Other	127	116
Health Care	56	49
Corporate & Other(a)	(140)	(44)
Other (income) and expense, net	(17)	7

Consolidated	$662	$698

(a)	Corporate & Other in 2011 includes pulp and tissue restructuring charges of $95 million.
Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Cost Savings	Currency	Other(b)

Consolidated	(5.2)	—	22	(21)	13	5	(24)
Personal Care	(7.5)	2	17	(18)	8	2	(18)
Consumer Tissue	32.1	(16)	46	(14)	19	4	(7)
K-C Professional & Other	9.5	3	14	(27)	20	9	(10)
Health Care	14.3	28	(7)	(39)	13	3	16

(a)	Includes inflation in raw materials, energy and distribution costs.

(b)	Consolidated includes the impact of the 2011 charges related to the pulp and tissue restructuring.
Consolidated operating profit decreased compared to the prior year. The benefits of higher net sales, cost savings of $90 million, and favorable currency effects were more than offset by inflation in input costs of $150 million, including $110 million for raw materials other than fiber, primarily polymer resin and other oil-based materials, $20 million for energy, $15 million in distribution costs, and $5 million in higher fiber costs. Current year results were also impacted by $95 million of charges related to the pulp and tissue restructuring. Lower production volumes in 2011, to manage inventory levels, adversely affected operating profit comparisons by $30 million. Marketing, research and general expenses in the third quarter of 2011 increased slightly compared to 2010, but fell as a percent of net sales, reflecting our focus on reducing overhead spending, along with significant year-ago marketing spending.

•
Personal care segment operating profit decreased as the benefits from sales growth and cost savings were more than offset by input cost inflation, the negative impact of lower production volumes and increases in marketing, research and general expenses. In North America, operating profit decreased as inflation in input costs, unfavorable product mix, lower net selling prices and the negative impact of lower production volumes were partially offset by a lower level of marketing, research and general expenses. Operating profit in Europe decreased slightly due to inflation in input costs mostly offset by cost savings. In K-C International, operating profit increased as higher net selling prices, cost savings, higher sales volumes and favorable currency effects were partially offset by inflation in input costs, the negative effects of lower production volumes and higher marketing, research and general expenses.

•
Consumer tissue segment operating profit increased as sales growth, cost savings, and lower marketing, research and general expenses were partially offset by inflation in input costs and the negative impact of lower production volumes. Operating profit in North America increased as higher net selling prices, lower marketing, research and general expenses and cost savings were partially offset by lower sales volumes. In Europe, operating profit decreased as cost savings were more than offset by inflation in input costs, lower net selling prices and the negative effects of lower production volumes. Operating profit in K-C International increased as higher net selling prices and cost savings were partially offset by inflation in input costs and the negative effects of lower production volumes.

•	Operating profit for KCP products increased due to sales growth and cost savings, partially offset by input cost inflation and higher marketing, research and general expenses.

•	Health care segment operating profit increased as sales growth, cost savings and the positive impact from higher production volumes were partially offset by inflation in input costs.
By Geography
(Millions of dollars)

Operating Profit	2011	2010

North America	$492	$499
Outside North America	293	250
Corporate & Other(a)	(140)	(44)
Other (income) and expense, net	(17)	7

Consolidated	$662	$698

(a)	Corporate & Other in 2011 includes pulp and tissue restructuring charges of $95 million.
Commentary:

•
Operating profit in North America decreased 1.4 percent as higher net selling prices, cost savings and lower marketing, research and general expenses were more than offset by inflation in input costs, unfavorable product mix and lower sales volumes.

•
Operating profit outside North America increased 17.2 percent as higher net selling prices, cost savings and favorable currency effects were partially offset by inflation in input costs, the negative effects of lower production volumes and higher marketing, research and general expenses.

Additional Income Statement Commentary

•	Interest expense for the third quarter of 2011 was $11 million higher than the prior year due to a higher level of debt.

•	Our effective tax rate for the third quarter of 2011 was 29.1 percent compared to 30.3 percent in the prior year.

•
Our share of net income of equity companies in the third quarter was $5 million lower than the prior year. Kimberly-Clark de Mexico, S.A.B. de C.V. 's ("KCM") sales increased double-digits, but earnings comparisons were negatively impacted by input cost inflation. In addition, foreign currency transaction losses as a result of the weakening of the Mexican peso reduced KCM's earnings in the quarter.

First Nine Months of 2011 Compared With First Nine Months of 2010
Analysis of Net Sales
By Business Segment
(Millions of dollars)

Net Sales	2011	2010

Personal Care	$6,918	$6,501
Consumer Tissue	5,054	4,778
K-C Professional & Other	2,477	2,312
Health Care	1,186	1,078
Corporate & Other	35	2

Consolidated	$15,670	$14,671
Commentary:

	Percent Change in Net Sales Versus Prior Year
		Changes Due To
	Total Change	Volume Growth	Net Price	Mix/ Other	Currency

Consolidated	6.8	1	2	—	4
Personal Care	6.4	2	1	(1)	4
Consumer Tissue	5.8	(2)	3	1	4
K-C Professional & Other	7.1	2	2	(1)	4
Health Care	10.0	8	—	—	2

•	Personal care net sales increased due to favorable currency effects, primarily in Australia, Brazil, Europe and South Korea, higher net selling prices and higher sales volumes.

•
Consumer tissue net sales increased due to favorable currency effects, higher net selling prices and favorable product mix, partially offset by lower sales volumes. The favorable currency effects primarily occurred in the same countries as personal care.

•	Net sales of KCP products increased due to favorable currency effects, higher net selling prices and higher sales volumes.

•	Health care net sales increased due to higher sales volumes and favorable currency effects.
By Geography
(Millions of dollars)

Net Sales	2011	2010

North America	$8,080	$8,055
Outside North America	8,154	7,170
Intergeographic sales	(564)	(554)

Consolidated	$15,670	$14,671

Commentary:

•	Net sales in North America increased 0.3 percent due to higher sales volumes and favorable currency effects mostly offset by lower net selling prices.

•
Net sales outside North America increased 13.7 percent due to favorable currency effects, primarily in Europe, Australia, Brazil and South Korea, higher net selling prices, higher sales volumes and favorable product mix.

Analysis of Operating Profit
By Business Segment
(Millions of dollars)

Operating Profit	2011	2010

Personal Care	$1,185	$1,343
Consumer Tissue	529	488
K-C Professional & Other	360	356
Health Care	159	148
Corporate & Other(a)(b)	(429)	(149)
Other (income) and expense, net(b)	(27)	112

Consolidated	$1,831	$2,074

(a)	Corporate & Other in 2011 includes pulp and tissue restructuring charges of $267 million and a non-deductible business tax charge of $32 million related to a law change in Colombia.

(b)	In 2010, Corporate & Other includes a $19 million charge, and Other (income) and expense, net includes a $79 million charge related to the adoption of highly inflationary accounting in Venezuela.
Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Cost Savings	Currency	Other(b)

Consolidated	(11.7)	4	12	(25)	9	7	(19)
Personal Care	(11.8)	3	6	(19)	4	3	(9)
Consumer Tissue	8.4	(3)	25	(29)	17	3	(5)
K-C Professional & Other	1.1	3	14	(23)	12	7	(12)
Health Care	7.4	22	(3)	(30)	10	3	5

(a)	Includes inflation in raw materials, energy and distribution costs.

(b)
Consolidated includes the impact of the 2011 pulp and tissue restructuring charges and a non-deductible business tax charge related to a law change in Colombia, and the charge in 2010 related to the adoption of highly inflationary accounting in Venezuela.

Consolidated operating profit decreased as sales growth and cost savings were more than offset by inflation in input costs and the negative effects of lower production volumes. Comparisons with the prior year were also impacted in 2011 by $267 million of charges related to the pulp and tissue restructuring and a $32 million business tax charge related to a law change in Colombia, and a $98 million charge recorded in first quarter of 2010 related to the adoption of highly inflationary accounting in Venezuela.

•
Personal care segment operating profit decreased due to inflation in input costs, the negative impact of lower production volumes and unfavorable product mix, partially offset by higher net selling prices, cost savings, favorable currency effects, higher sales volumes and a lower level of marketing, research and general expenses.

•	Consumer tissue segment operating profit increased due to higher net selling prices, cost savings, a lower level of marketing,

research and general expenses and favorable currency effects, partially offset by inflation in input costs and the negative impact of lower production volumes.

•
Operating profit for KCP products increased as higher net selling prices, cost savings, favorable currency effects and higher sales volumes offset inflation in input costs and higher marketing, research and general expenses.

•	Health care segment operating profit increased due to higher sales volumes and cost savings, partially offset by inflation in input costs and increased marketing, research and general expenses.
By Geography
(Millions of dollars)

Operating Profit	2011	2010

North America	$1,445	$1,560
Outside North America	788	775
Corporate & Other(a)(b)	(429)	(149)
Other (income) and expense, net(b)	(27)	112

Consolidated	$1,831	$2,074

(a)	Corporate & Other in 2011 includes pulp and tissue restructuring charges of $267 million and a non-deductible business tax charge of $32 million related to a law change in Colombia.

(b)	In 2010, Corporate & Other includes a $19 million charge and Other (income) and expense, net includes a $79 million charge related to the adoption of highly inflationary accounting in Venezuela.
Commentary:

•
Operating profit in North America decreased 7.4 percent as inflation in input costs and unfavorable product mix were partially offset by cost savings, lower marketing, research and general expenses, higher sales volumes and favorable currency effects.

•
Operating profit outside North America increased 1.7 percent as higher net selling prices, favorable currency effects, cost savings, higher sales volumes and favorable product mix were partially offset by inflation in input costs and the negative effects of lower production volumes.

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
Third quarter 2011 charges of $95 million were recorded in Cost of products sold and a related benefit of $29 million was recorded in Provision for income taxes. On a segment basis, $81 million and $14 million of the charges related to the consumer tissue and KCP segments, respectively. On a geographic area basis, $66 million of the charges were recorded in North America, $24 million in Australia, and $5 million elsewhere.
Of the $267 million charges recorded in the first nine months of 2011, $205 million were non-cash. Of the $62 million in cash charges, $34 million have been paid.
See additional information on the pulp and tissue restructuring in Note 3 to the Condensed Consolidated Financial Statements.
Additional Income Statement Commentary

•	Interest expense for the first nine months of 2011 was $25 million higher than the prior year because of higher debt levels, partially offset by lower interest rates.

•
Our effective tax rate for the first nine months of 2011 was 30.4 percent compared to 32.3 percent in the prior year.  The reduction in the tax rate was driven by nondeductible currency losses resulting from the adoption of highly inflationary accounting in Venezuela and changes in tax law related to U.S. health care reform legislation, both in 2010, partially offset by a nondeductible charge in 2011 related to a business tax law change in Colombia.

Liquidity and Capital Resources

•
Cash provided by operations for the first nine months of 2011 was $1,771 million, compared to $1,796 million in the prior year. Tax payments declined in 2011 compared to 2010, while contributions to our defined benefit pension plans totaled $416 million in 2011 versus $230 million in 2010.

•
During the third quarter of 2011, we repurchased approximately 600,000 shares of our common stock at a cost of approximately $40 million. Year-to-date, we have repurchased approximately 19 million shares at a total cost of $1.24 billion. We plan to accelerate additional pension contributions into 2011 and reduce our 2011 share repurchase target by a similar amount. As a result, we plan to contribute an aggregate of $680 to $760 million (increased from our prior estimate of $420 to $500 million), and share repurchases are expected to total approximately $1.24 billion (previous target $1.5 billion).

•	Capital spending for the first nine months was $656 million compared with $611 million last year. We anticipate that full year 2011 capital spending will be between $950 million and $1,050 million.

•	Total debt and redeemable securities was $7.2 billion at September 30, 2011 compared with $6.5 billion at December 31, 2010.

•
Our short-term debt as of September 30, 2011 was $88 million (included in Debt payable within one year on the Condensed Consolidated Balance Sheet) and consisted of short-term bank financing by certain affiliates. The average month-end balance of short-term debt for the third quarter of 2011 was $150 million. These short-term borrowings provide supplemental funding for supporting our operations.  The level of short-term debt during a quarter generally fluctuates depending upon the business operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.

•
At December 31, 2010, we had a $1.33 billion unused revolving credit facility that was scheduled to expire in September 2012.  In October 2011, we renegotiated this facility, resulting in (1) a 5 year facility of $1.5 billion scheduled to expire in October 2016, (2) an additional $500 million facility scheduled to expire in October 2012, and (3) an option to increase either (but not both) the $1.5 billion facility or the $500 million facility by an additional $500 million.  Each facility remained unused at October 31, 2011.

•	On July 7, 2011, we collected $220 million in cash related to a note receivable on its maturity date. See Note 2 of the Condensed Consolidated Financial Statements.

•
We believe that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund operations, capital spending, payment of dividends and other needs in the foreseeable future. Further, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations in the foreseeable future.

•
During the second quarter of 2010, the Venezuelan government enacted reforms to its currency exchange regulations that limited U.S. dollar availability to pay for the historical levels of U.S. dollar-denominated imports to support K-C Venezuela’s operations. In this environment, we are managing our U.S. dollar payables exposure in Venezuela, principally related to imports of finished products and raw materials. For the full year 2010 and first nine months of 2011, K-C Venezuela represented 1 percent of Consolidated Net Sales. At September 30, 2011, K-C Venezuela had a bolivar-denominated net monetary asset position of $130 million and our net investment in K-C Venezuela was $220 million, both valued at 5.4 bolivars per U.S. dollar.

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
Business Outlook
We will continue to focus on revenue realization and our targeted growth initiatives, as well as delivering cost savings, controlling overhead spending and generating cash flow.  As the commodity cost environment has improved over the last three months, and the U.S. dollar has recently strengthened, we are anticipating less commodity cost inflation and less benefit from foreign currency exchange rates in 2011 than previously expected.  In addition, we plan to accelerate additional pension contributions into 2011 and reduce our 2011 share repurchase target by a similar amount.  As a result, we plan to contribute an aggregate of $680 to $760 million (increased from our prior estimate of $420 to $500 million) to our pensions in 2011, and to repurchase an aggregate of approximately $1.24 billion (a decrease from our prior plan of $1.5 billion) of our shares in 2011.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including revenue realization, cost savings and reductions, cash flow and uses of cash, raw material, energy and other input costs, anticipated currency rates and exchange risk, sales volumes, market demand and economic conditions, changes in finished product selling prices, the anticipated costs, scope, timing and effects of the pulp and tissue restructuring, anticipated financial and operating results, contingencies and anticipated transactions of Kimberly-Clark, including pension contributions and share repurchases, constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark. There can be no assurance that these future events will occur as anticipated or that our results will be as estimated. For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 entitled “Risk Factors.”

Item 4.	Controls and Procedures.
As of September 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	– OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2011, we anticipate purchasing $1.24 billion of our common stock. All our share repurchases during the third quarter of 2011 were made through a broker in the open market.
The following table contains information for shares repurchased during the third quarter of 2011. None of the shares in this table was repurchased directly from any of our officers or directors.

Period (2011)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
July 1 to 31	598,000	$66.91	49,814,411	50,185,589
August 1 to 31	—	—	49,814,411	50,185,589
September 1 to 30	—	$—	49,814,411	50,185,589
Total	598,000

(a)
Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on July 27, 2003 that allows for the repurchase of 50 million shares in an amount not to exceed $5 billion (the “2007 Program”).

(b)
Includes shares available under the 2007 Program, as well as shares available under a share repurchase program authorized by our Board of Directors on January 21, 2011 that allows for the repurchase of 50 million shares in an amount not to exceed $5 billion (the "2011 Program").

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
Exhibit No. (101).INS XBRL Instance Document
Exhibit No. (101).SCH XBRL Taxonomy Extension Schema Document
Exhibit No. (101).CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).DEF XBRL Taxonomy Extension Definition Linkbase Document
Exhibit No. (101).LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Mark A. Buthman
Mark A. Buthman
Senior Vice President and
Chief Financial Officer
(principal financial officer)

By:	/s/ Michael T. Azbell
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
November 4, 2011

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS	XBRL Instance Document

(101).SCH	XBRL Taxonomy Extension Schema Document

(101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document