Form 10-Q/A
period 2011-09-30
KIMBERLY CLARK CORP
filed 2011-11-07
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A to Kimberly-Clark Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 4, 2011 (the “Form 10-Q”), is to change, on the certifications filed as Exhibits (32)a and (32)b, the date reference contained in section (1) of the certifications from August 5, 2011 to November 4, 2011.

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