Form 10-K
period 2011-12-31
KIMBERLY CLARK CORP
filed 2012-02-29
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-225
____________________________________
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
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2011 (based on the closing stock price on the New York Stock Exchange) on such date was approximately $26.1 billion.
As of February 22, 2012, there were 393,683,636 shares of Kimberly-Clark common stock outstanding.
Documents Incorporated By Reference
Certain information contained in the definitive Proxy Statement for Kimberly-Clark’s Annual Meeting of Stockholders to be held on May 3, 2012 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

PART I

ITEM 1.    BUSINESS

Kimberly-Clark Corporation was incorporated in Delaware in 1928. We are a global company focused on leading the world in essentials for a better life through product innovation and building our personal care, consumer tissue, K-C Professional & Other and health care brands. We are principally engaged in the manufacturing and marketing of a wide range of products mostly made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency. Unless the context indicates otherwise, the terms “Corporation,” “Kimberly‑Clark,” “K-C,” “we,” “our” and “us” refer to Kimberly-Clark Corporation and its consolidated subsidiaries.

For financial information by business segment and geographic area, including revenue, profit and total assets of each reportable segment, and information about our principal products and markets, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Item 8, Note 18 to the Consolidated Financial Statements.

Recent Developments

On January 21, 2011, we adopted a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and K‑C Professional businesses. In addition, on January 24, 2012, we announced our decision to streamline an additional manufacturing facility in North America to further enhance the profitability of our consumer tissue business.  Both restructuring actions are expected to be substantially completed by December 31, 2012. For additional information, see MD&A and Item 8, Note 2 to the Consolidated Financial Statements.

Description of Kimberly-Clark

We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments. Information on these four segments, as well as their principal sources of revenue, is included below.

•
Personal Care brands offer parents a trusted partner in caring for their families and deliver confidence, protection and discretion to adults through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, and other related products. Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

•
Consumer Tissue offers a wide variety of innovative solutions and trusted brands that touch and improve people's lives every day.  Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Hakle, Page and other brand names.

•
K-C Professional & Other helps transform workplaces for employees and patrons, making them healthier, safer, and more productive, through a range of solutions and supporting products such as apparel, wipers, soaps, sanitizers, tissues, and towels.  Key brands in this segment include Kleenex, Scott, WypAll, Kimtech, and Jackson Safety.

•
Health Care provides the essentials that help restore patients to better health and improve the quality of patients' lives. Through a portfolio of innovative medical device and infection prevention products, Health Care offers clinicians a range of solutions in pain management, respiratory and digestive health and medical supplies for the operating room. This business is a global leader in education to prevent healthcare-associated infections. Products are sold primarily under the Kimberly-Clark and ON-Q brand names.

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

Products for household use are sold directly to supermarkets, mass merchandisers, drugstores, warehouse clubs, variety and department stores and other retail outlets, and through other distributors and the Internet. Products for away-from-home use are sold through distributors and directly to manufacturing, lodging, office building, food service, health care establishments and high volume public facilities.

PART I
(Continued)

Net sales to Wal-Mart Stores, Inc. were approximately 12 percent in 2011, and 13 percent in both 2010 and 2009.

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

Most raw materials are purchased from third parties, and we consider the supply to be adequate to meet the needs of our businesses. See Item 1A, “Risk Factors.”

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

Research and Development

Research and development expenditures are directed toward new or improved personal care, tissue, wiping, safety and health care products and nonwoven materials. Consolidated research and development expense was $316 million in 2011, $317 million in 2010 and $301 million in 2009.

Foreign Market Risks

We operate and market our products globally, and our business strategy includes targeted growth in Asia, Latin America, Eastern Europe, the Middle East and Africa, with a particular emphasis in China, Russia and Latin America. See Item 1A, “Risk Factors” for a discussion of foreign market risks that may affect our financial results.

Environmental Matters

Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at our facilities are expected to be as follows:

	2012	2013
	(Millions of dollars)
Facilities in U.S.	$6	$22
Facilities outside U.S.	23	19
Total	$29	$41

PART I
(Continued)

Total worldwide operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs are expected to be as follows:

	2012	2013
	(Millions of dollars)
Facilities in U.S.	$58	$78
Facilities outside U.S.	68	67
Total	$126	$145

Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. These expected amounts include potential remediation costs associated with our pulp and tissue restructuring (see Item 8, Note 2 to the Consolidated Financial Statements). Current environmental spending estimates could be modified as a result of changes in our plans, changes in legal requirements, including any requirements related to global climate change, or other factors.

Employees

In our worldwide consolidated operations, we had approximately 57,000 employees as of December 31, 2011.

Available Information

We make financial information, news releases and other information available on our corporate website at www.kimberly‑clark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after we file these reports and amendments with, or furnish them to, the Securities and Exchange Commission (“SEC”). Stockholders may also contact Stockholder Services, P.O. Box 612606, Dallas, Texas 75261-2606 or call 972-281-1522 to obtain a hard copy of these reports without charge.

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

Increases in the cost and availability of raw materials, including pulp and petroleum-based materials, the cost of energy, transportation and other necessary services, supplier constraints, an inability to maintain favorable supplier arrangements and relations or an inability to avoid disruptions in production output could have an adverse effect on our financial results.

Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered waste paper, is used extensively in our tissue products and is subject to significant price fluctuations. Cellulose fiber, in the form of fluff pulp, is a key component in our personal care products. In recent years, pulp prices have experienced significant volatility, and this volatility is expected to continue. Increases in pulp prices or limits in the availability of recycled fiber could adversely affect our earnings if selling prices for our finished products are not adjusted or if these adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.

A number of our products, such as diapers, training and youth pants, feminine pads, incontinence care products, disposable wipes and various health care products, contain certain materials that are principally derived from petroleum. These materials are subject to price fluctuations based on changes in petroleum prices, availability and other factors, with these prices experiencing significant volatility in recent years. We purchase these materials from a number of suppliers. Significant increases in prices for these materials could adversely affect our earnings if selling prices for our finished products do not adjust, if these adjustments significantly trail the increases in prices for these materials, or if we do not utilize substitutes with lower prices for these materials.

PART I
(Continued)

Derivative instruments have not been used to manage these risks.

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

We compete in highly competitive markets against well-known, branded products and low-cost or private label products both domestically and internationally. Inherent risks in our competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of consolidation within retailer and distribution channels, and competitive actions. Our competitors for these markets include not only our traditional competitors but also private label manufacturers, low-cost manufacturers and rapidly-expanding international manufacturers. Some of these competitors may have increased access to financial resources and increased market penetration, which enable them to offer a wider variety of products and services at more competitive prices. Alternatively, some of these competitors may have significantly lower product development and manufacturing costs, allowing them to offer products at a lower cost. The actions of these competitors could adversely affect our financial results. It may be necessary for us to lower prices on our products and increase spending on advertising and promotions, each of which could adversely affect our financial results.

In addition, we compete in highly competitive regional markets, such as in European personal care and tissue markets, as well as in other areas such as Latin America, Eastern Europe, Africa and Asia. Intense competition in these areas may slow our sales growth and earnings potential, as well as adversely impact our margins.

Our ability to develop new products is affected by whether we can successfully anticipate consumer needs and preferences, develop and fund technological innovations, and receive and maintain necessary patent and trademark protection. In addition, we incur substantial development and marketing costs in introducing new and improved products and technologies. The introduction of a new consumer product (whether improved or newly developed) usually requires substantial expenditures for advertising and marketing to gain recognition in the marketplace. If a product gains consumer acceptance, it normally requires continued advertising and promotional support to maintain its relative market position. Some of our competitors are larger and have greater financial resources. These competitors may spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions.

We may not be successful in developing new and improved products and technologies necessary to compete successfully in the industry, and we may not be successful in advertising, marketing, timely launching and selling our products.

Global and regional economic conditions, including recessions or slow economic growth, and continuing global and regional credit market volatility, could continue to adversely affect our business and financial results.

The global economy continues to be volatile, with particular regions such as Europe facing uncertain or slow economic growth. These unfavorable economic conditions could negatively impact:

•
consumer demand for our products, including shifting consumer purchasing patterns to lower-cost options such as private-label products, as well as declining birth rates in countries due to slow economic growth or other factors,

•	demand by businesses for our products, including the effects of increased unemployment and cost savings efforts of customers,

•	the social and political environment,

•	the product mix of our sales, and

•	our ability to collect accounts receivable on a timely basis from certain customers.

PART I
(Continued)

Ongoing volatility in global and regional commodity, currency and financial markets, including in Europe, has continued to result in uncertainty in the business environment.  We rely on access to credit markets, specifically the commercial paper and public bond markets, to provide supplemental funding for our operations.  Although we have not experienced a disruption in our ability to access credit markets, it is possible that we may have difficulty accessing credit markets in the future, which may disrupt our businesses or further increase our cost of funding our operations.

Prolonged global or regional recessions, slow economic growth or credit market disruptions could result in decreased revenue, margins and earnings.

Changes in the policies of our retail trade customers, increasing dependence on key retailers in developed markets, and the emergence of new sales channels may adversely affect our business.

Our products are sold in a highly competitive global marketplace, which continues to experience increased concentration and the growing presence of large-format retailers and discounters. With the consolidation of retail trade, especially in developed markets such as the U.S., Europe and Australia, we are increasingly dependent on key retailers, and some of these retailers, including large-format retailers, may have greater bargaining power. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, additional requirements related to safety, environmental, social and other sustainability issues, and other conditions. If we lose a significant customer or if sales of our products to a significant customer materially decrease, our business, financial condition and results of operations may be adversely affected. In addition, the emergence of new sales channels may affect customer preferences and market dynamics and could adversely impact our financial results. These new channels include sales of consumer and other products via e-commerce, as well as the growth of large-format retailers and discounters that exclusively sell private-label products.

Pending litigation, administrative actions, tax matters, regulatory requirements and new legal requirements could have an adverse effect.

As a global company, during the course of our business we are subject to various legal and administrative actions in which we assert our rights under various laws, including intellectual property laws. We may not be successful in defending against these actions or in asserting these rights. In addition, we could incur substantial costs in defending against, or in asserting our rights in, these actions.

We are subject to income tax requirements in various jurisdictions in the United States and internationally. Many of these jurisdictions face budgetary shortfalls or have volatile enforcement activity. Increases in applicable tax rates, changes in applicable tax laws and interpretations of these tax laws and actions by tax authorities in jurisdictions in which we operate could reduce our after-tax income and have an adverse effect on our results of operations.

Aspects of our business, including Health Care, are subject to many laws and governmental regulations, including regulations by the Food and Drug Administration and comparable foreign agencies, as well as potential litigation. Adverse regulatory action, including a recall, or product liability or other litigation may adversely affect our financial condition and business operations.

Our sales and results of operations also may be adversely affected by new legal requirements, including healthcare reform legislation and climate change and other environmental legislation and regulations. The costs and other effects of pending litigation and administrative actions against us and new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs to us, directly for our compliance or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs or reduced availability of raw materials.

Although we believe that none of these proceedings or requirements will have a material adverse effect on us, the outcome of these proceedings or effects of new legal requirements may not be as expected. See Item 3, “Legal Proceedings.”

If we are unable to hire, develop or retain key employees or a skilled and diverse workforce, it could have an adverse effect on our business.

Our strategy includes a focus on hiring, developing and retaining our management team and a skilled and diverse international workforce. A skilled and diverse international workforce is a significant factor in developing product innovation, as well as providing key viewpoints representative of our international consumer base. We compete to hire new employees and then seek to train them to develop their skills. We may not be able to successfully recruit, develop and retain the key personnel that we need.

PART I
(Continued)

Unplanned turnover or failure to develop an effective succession plan for our leadership positions, or to hire and retain a diverse, skilled workforce, could increase our operating costs and adversely affect our results of operations.

 There is no guarantee that our ongoing efforts to reduce costs will be successful.

We continue to implement plans to improve our competitive position by achieving cost reductions in our operations. In addition, we expect ongoing cost savings from our continuous improvement activities. We anticipate these cost savings will result from reducing material costs and manufacturing waste and realizing productivity gains, distribution efficiencies and overhead reductions in each of our business segments. See our discussion of our cost savings activities in MD&A. If we cannot successfully implement our cost savings plans, however, we may not realize all anticipated benefits. Any negative impact these plans have on our relationships with employees or customers or any failure to generate the anticipated efficiencies and savings could adversely affect our financial results.

Our international operations are subject to foreign market risks, including foreign exchange risk, currency restrictions and political, social and economic instability, which may adversely affect our financial results.

Because we and our equity companies have manufacturing facilities in 39 countries, with products sold in more than 175 countries, our results may be substantially affected by foreign market risks. We are subject to the impact of economic, social and political instability in developing countries.

We are exposed to the movement of various currencies against each other and versus the U.S. dollar. A portion of the exposures, arising from transactions and commitments denominated in non-local currencies, is systematically managed through foreign currency forward and swap contracts. We do not generally hedge our translation exposure with respect to foreign operations.

Weaker foreign currency exchange rates increase the potential impact of forecasted increases in dollar-based input costs for operations outside the U.S. There can be no assurance that we will be protected against substantial foreign currency fluctuations.

In addition, we face increased risks in our international operations, including currency exchange restrictions and other limits on our ability to repatriate earnings from outside the U.S., adverse political and economic conditions, legal and regulatory constraints, tariffs and other trade barriers, risks of expropriation, difficulties in enforcing contractual and intellectual property rights, and developing and maintaining successful business alliances, and potentially adverse tax consequences. Each of these factors could adversely affect our financial results. See MD&A and Item 8, Note 3 to the Consolidated Financial Statements, for information about the effects of currency restrictions and related exposures in Venezuela.

Damage to the reputation of Kimberly-Clark or to one or more of our brands could adversely affect our business.

Developing and maintaining our reputation, as well as the reputation of our brands, is a critical factor in our relationship with consumers, customers, suppliers and others. Our inability to address adverse publicity or other issues, including concerns about product safety, quality, efficacy or similar matters, real or perceived, could negatively impact sentiments towards us and our products and brands, and our business and financial results could suffer. Our business and results could also be negatively impacted by the effects of a significant product recall, product-related litigation, allegations of product tampering or contamination or the distribution and sale of counterfeit products.

We may acquire or divest product lines or businesses, which could impact our results.

We may pursue acquisitions of product lines or businesses from third parties. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired product lines or businesses, estimation and assumption of liabilities and contingencies, personnel turnover and the diversion of management’s attention from other business concerns. We may be unable to identify suitable additional acquisition candidates or may be unable to successfully integrate and manage product lines or businesses that we have acquired or may acquire in the future. In addition, we may be unable to achieve anticipated benefits or cost savings from acquisitions in the timeframe we anticipate, or at all.

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

PART I
(Continued)

Moreover, acquisitions could result in substantial additional indebtedness, exposure to contingent liabilities such as litigation or the impairment of goodwill or other intangible assets, or transactions costs, all of which could adversely affect our financial condition, results of operations and liquidity.

Alternatively, we may periodically divest product lines or businesses, which may adversely impact our results if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested products or businesses. In addition, businesses under consideration for divestiture may be adversely impacted, which could negatively affect our financial results.

Disruption in our supply chain or the failure of third-party providers to satisfactorily perform could adversely impact our operations.
We operate on a global scale and therefore our ability to manufacture, distribute and sell products is critical to our operations. These activities are subject to inherent risks such as natural disasters, power outages, fires or explosions, labor strikes, terrorism, pandemics, import restrictions, regional economic, business, environmental, or political events, governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change or other concerns regarding the sustainability of our business, which could impair our ability to manufacture or sell our products. This interruption, if not mitigated in advance or otherwise effectively managed, could adversely impact our business, financial condition and results of operations, as well as require additional resources to address.

In addition, third parties manufacture some of our products and provide certain administrative services. Disruptions or delays at these third-party manufacturers or service providers due to the reasons above or the failure of these manufacturers or service providers to otherwise satisfactorily perform, could adversely impact our operations, sales, payments to our vendors, employees, and others, and our ability to report financial and management information on a timely and accurate basis.

If our information technology systems suffer interruptions or failures, our business operations could be disrupted.
Our information technology systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of our business. This role includes ordering and managing materials from suppliers, managing our inventory, converting materials to finished products, facilitating order entry and fulfillment, processing transactions, summarizing and reporting our results, facilitating internal and external communications, administering human resources functions, and providing other processes necessary to manage our business. The failure of these information technology systems to perform as we anticipate could disrupt our business and negatively impact our results. In addition, these information technology systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses, or cyber-based attacks. While we have contingency plans in place to prevent or mitigate the impact of these events, if they were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations, which may adversely affect our business and financial results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own or lease:

•	our principal executive offices, located in the Dallas, Texas metropolitan area;

•	five operating segment and geographic headquarters at two U.S. and three international locations; and

•	five administrative centers at two U.S. and three international locations.

PART I
(Continued)

The locations of our and our equity affiliates’ principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
United States (in 19 states)	25
Canada	1
Europe	18
Asia, Latin America and Other	62
Worldwide Total (in 39 countries)	106

Many of these facilities produce multiple products. The types of products produced by these facilities are as follows:

Products Produced:	Number of Facilities
Tissue, including consumer tissue and K-C Professional & Other products	63
Personal Care	51
Health Care	14

We believe that our and our equity affiliates’ facilities are suitable for their purpose, adequate to support their businesses and well maintained. We have announced our intention to close a tissue facility located in Everett, Washington in 2012.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, patents and trademarks, advertising, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.

We are subject to federal, state and local environmental protection laws and regulations with respect to our business operations and are operating in compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. We have been named a potentially responsible party under the provisions of the U.S. federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of waste disposal sites. None of our compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of our executive officers as of February 29, 2012, together with certain biographical information, are as follows:

Robert E. Abernathy, 57, was elected Group President—North Atlantic Consumer Products in 2008. He is responsible for our consumer business in North America and Europe and the related customer development and supply chain organizations, as well as our Global Nonwovens business. Mr. Abernathy joined Kimberly-Clark in 1982. His past responsibilities at Kimberly‑Clark have included overseeing its businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa, as well as operations and major project management in North America. He was appointed Vice President—North American Diaper Operations in 1992; Managing Director of Kimberly-Clark Australia Pty. Limited in 1994; Group President of our Business-to-Business segment in 1998 and Group President—Developing and Emerging Markets in 2004. He is a director of RadioShack Corporation.

Joanne B. Bauer, 56, was elected President—Global Health Care in 2006. She is responsible for our global health care business, which includes a variety of medical supplies and devices. Ms. Bauer joined Kimberly-Clark in 1981. Her past responsibilities have included various marketing and management positions in the Adult Care and Health Care businesses. She was appointed Vice President of KimFibers, Ltd. in 1996; Vice President of Global Marketing for Health Care in 1998; and President of Health Care in 2001.

PART I
(Continued)

Robert W. Black, 52, was elected Group President—K-C International in 2008. He is responsible for our businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa. Prior to joining Kimberly-Clark in 2006 as Senior Vice President and Chief Strategy Officer, Mr. Black served as Chief Operating Officer of Sammons Enterprises, a multi-faceted conglomerate, from 2004 to 2005. From 1994 to 2004, Mr. Black held various senior leadership positions in marketing, strategy, corporate development and international management with Steelcase, Inc., a leading office furniture products and related services company. As President of Steelcase International from 2000 to 2004, he led operations in more than 130 countries.

Christian A. Brickman, 47, was elected President—Global K-C Professional in September 2010. He is responsible for our global professional business, which includes commercial tissue and wipers, and skin care, safety and Do-It-Yourself products. Mr. Brickman joined Kimberly-Clark in 2008 as Senior Vice President and Chief Strategy Officer. Prior to joining Kimberly-Clark, Mr. Brickman served as a Principal of McKinsey & Company, Inc., a management consulting firm, from 2003 to 2008, and as an Associate Principal from 2001 to 2003.

Mark A. Buthman, 51, was elected Senior Vice President and Chief Financial Officer in 2003. Mr. Buthman joined Kimberly‑Clark in 1982. He has held various positions of increasing responsibility in operations, finance and strategic planning. Mr. Buthman was appointed Vice President of Strategic Planning and Analysis in 1997 and Vice President of Finance in 2002. He is a director of West Pharmaceutical Services, Inc.

Thomas J. Falk, 53, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President—Global Tissue, Pulp and Paper in 1998, where he was responsible for Kimberly-Clark’s global tissue businesses. Earlier in his career, Mr. Falk had responsibility for Kimberly-Clark’s North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined Kimberly-Clark in 1983 and has held other senior management positions. He has been a director of Kimberly-Clark since 1999. He also serves on the board of directors of Lockheed Martin Corporation, Catalyst Inc. and the University of Wisconsin Foundation, and serves as a governor of the Boys & Girls Clubs of America.

Lizanne C. Gottung, 55, was elected Senior Vice President and Chief Human Resources Officer in 2002. She is responsible for leading the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and corporate health services. Ms. Gottung joined Kimberly-Clark in 1981. She has held a variety of human resources, manufacturing and operational roles of increasing responsibility, including Vice President of Human Resources from 2001 to 2002. She is a director of Louisiana-Pacific Corporation.

Thomas J. Mielke, 53, was elected Senior Vice President—Law and Government Affairs and Chief Compliance Officer in 2007. His responsibilities include our legal affairs, internal audit and government relations activities. Mr. Mielke joined Kimberly‑Clark in 1988. He held various positions within the legal function and was appointed Vice President and Chief Patent Counsel in 2000, and Vice President and Chief Counsel—North Atlantic Consumer Products in 2004.

Anthony J. Palmer, 52, was elected Senior Vice President and Chief Marketing Officer in 2006. He also assumed leadership of our innovation organization in March 2008. He is responsible for leading the growth of enterprise-wide strategic marketing capabilities and the development of marketing programs to support our business initiatives. Prior to joining Kimberly-Clark in 2006, he served in a number of senior marketing and general management roles at the Kellogg Company, a producer of cereal and convenience foods, from 2002 to 2006, including as managing director of Kellogg’s U.K. business. He is a director of The Hershey Company.

Jan B. Spencer, 56, was elected Senior Vice President—Continuous Improvement, Sourcing and Sustainability in September 2010. He is responsible for leading the strategic direction of our continuous improvement, lean and global sourcing initiatives, as well as our sustainability efforts. Mr. Spencer joined Kimberly-Clark in 1979. His past responsibilities have included various sales and management positions in Europe and the U.S. He was appointed Vice President Research, Development & Engineering in the Away From Home sector in 1996; Vice President, Wiper Business in 1998; Vice President, European Operations, Engineering, Supply Chain in the K-C Professional sector in 2000; President, KCP Europe in 2002; President, KCP North America in 2003; President—K-C Professional North Atlantic in 2004; and President—Global K-C Professional in 2006.

Elane B. Stock, 47, was elected Senior Vice President and Chief Strategy Officer in September 2010. She is responsible for leading the development and monitoring of our strategic plans and processes to enhance our enterprise growth initiatives. Prior to joining Kimberly-Clark, Ms. Stock served as national vice president of strategy for the American Cancer Society from 2008 to 2010. From 2007 to 2008, she was a regional manager at Georgia Pacific (Koch Industries). Ms. Stock was a partner at McKinsey & Company, Inc. in Ireland from 2005 to 2007.

PART I
(Continued)

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend and market price data included in Item 8, Note 20 to the Consolidated Financial Statements are incorporated in this Item 5 by reference.

Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.

Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.

As of February 22, 2012, we had 27,204 holders of record of our common stock.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.

We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. Our Board of Directors authorized share repurchase programs on July 23, 2007 and on January 21, 2011, each of which allows for the repurchase of 50 million shares in an amount not to exceed $5 billion. During 2011, purchases of our common stock totaled $1.24 billion, all of which were repurchased under the 2007 program and made through a broker in the open market. We did not repurchase any shares during the fourth quarter of 2011. At December 31, 2011, there were .2 million shares and 50 million shares of repurchase authority remaining under the 2007 program and the 2011 program, respectively.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	(In Millions, except per share amounts)
	2011	2010	2009	2008	2007
Net Sales	$20,846	$19,746	$19,115	$19,415	$18,266
Gross Profit	6,152	6,550	6,420	5,858	5,704
Operating Profit	2,442	2,773	2,825	2,547	2,616
Share of net income of equity companies	161	181	164	166	170
Net Income	1,684	1,943	1,994	1,829	1,951
Net income attributable to noncontrolling interests	(93)	(100)	(110)	(139)	(128)
Net Income Attributable to Kimberly-Clark Corporation	1,591	1,843	1,884	1,690	1,823
Per Share Basis:
Basic	4.02	4.47	4.53	4.04	4.11
Diluted	3.99	4.45	4.52	4.03	4.08
Cash Dividends Per Share
Declared	2.80	2.64	2.40	2.32	2.12
Paid	2.76	2.58	2.38	2.27	2.08
Total Assets	19,373	19,864	19,209	18,089	18,440
Long-Term Debt	5,426	5,120	4,792	4,882	4,394
Total Stockholders’ Equity	5,529	6,202	5,690	4,261	5,687

PART II
(Continued)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This MD&A is intended to provide investors with an understanding of our past performance, current financial condition and future prospects. The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2011 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Variable Interest Entities

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	New Accounting Standards

•	Business Outlook

•	Forward-Looking Statements

Overview of Business

We are a global company focused on leading the world in essentials for a better life, with manufacturing facilities in 36 countries and products sold in more than 175 countries. Our products are sold under well-known brands such as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. We have four reportable global business segments: Personal Care, Consumer Tissue, K‑C Professional ("KCP") & Other and Health Care. These global business segments are described in greater detail in Item 8, Note 18 to the Consolidated Financial Statements.

In operating our global business, we seek to:
•manage our portfolio to balance growth, profitability and cash flow,
•invest in our brands, innovation and growth initiatives,
•deliver sustainable cost reductions, and
•provide disciplined capital management to improve return on invested capital and return cash to shareholders.

Key strategies for our segments include:

•	We plan to grow our strong positions in Personal Care by leveraging our brands and providing innovations.

•	For Consumer Tissue, we seek to bring differentiated, value-added innovations to grow and strengthen our brands while focusing on net realized revenue, improving mix and reducing costs.

•	We plan to continue to shift our mix to faster-growing, higher margin segments within KCP and Health Care, including safety and wiping in KCP and medical devices in Health Care.

We plan to drive growth throughout K-C International ("KCI"), which includes our businesses in Asia, Latin America, the Middle East, Eastern Europe and Africa, with a particular emphasis in China, Russia and Latin America. Our goals for KCI include seeking targeted expansion and growth, taking advantage of attractive market opportunities and deploying our strong brands and innovation capabilities.

PART II
(Continued)

Highlights for 2011 include the following:

•
We launched a number of new or improved products, including Huggies Little Movers Slip-On Diapers, Poise Hourglass Shape Pads, Kleenex Cool Touch Facial Tissue, U by Kotex Tweens and improved Cottenelle bathroom tissue. These innovations are the latest examples of our ability to translate consumer insights into solutions that generate growth.

•
Our innovations and supporting marketing programs helped improve our brands' market positions. In the U.S., we improved or maintained market share in the majority of our consumer categories. We also increased our market share in a number of businesses in KCI.

•
We executed our growth strategies in KCI. Net sales grew at a double-digit rate in 2011, including high single-digit growth before taking into account the impact of changes in foreign currency exchange rates. KCI accounted for about 36 percent of company sales in 2011, up 3 points from the previous year.

•
We took steps to offset significant cost inflation. We achieved higher overall net selling prices of 2 percent, we delivered approximately $265 million in ongoing cost savings, and we tightly controlled overhead spending. These actions helped offset cost inflation of $580 million.

•
As described in "Pulp and Tissues Restructuring" below, in January of 2011, we initiated a pulp and tissue restructuring to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. In January of 2012, we decided to streamline an additional facility in North America to further enhance the profitability of the consumer tissue business. Both restructuring actions are expected to be substantially completed by the end of 2012.

•
We repurchased $1.24 billion of Kimberly-Clark common stock in 2011, and expect to repurchase $900 million to $1.1 billion of our common stock in 2012, subject to market conditions. In addition, we raised our dividend in 2011 by 6 percent, the 39th consecutive annual increase in our dividend. Altogether, share repurchases and dividends in 2011 amounted to $2.3 billion.

We are subject to risks and uncertainties, which can affect our business operations and financial results. See Item 1A, “Risk Factors” in this Form 10-K for additional information.

Overview of 2011 Results

•	Net sales increased 5.6 percent due to favorable currency effects, increases in net selling prices and increases in volume.

•	Operating profit decreased 11.9 percent and net income attributable to Kimberly-Clark Corporation and diluted earnings per share decreased 13.7 percent and 10.3 percent, respectively.

•	Results were negatively impacted by $415 million in pretax charges, $289 million after tax, for the pulp and tissue restructuring actions.

•	Cash provided by operations was $2.3 billion, a decrease of 16.6 percent compared to last year, driven primarily by higher defined benefit pension plan contributions in 2011.

PART II
(Continued)

Results of Operations and Related Information

This section contains a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2011 results of operations. This discussion and analysis compares 2011 results to 2010, and 2010 results to 2009.

Analysis of Consolidated Net Sales

By Business Segment

	Year Ended December 31
	2011	2010	2009
	(Millions of dollars)
Personal Care	$9,128	$8,670	$8,365
Consumer Tissue	6,770	6,497	6,409
K-C Professional & Other	3,294	3,110	3,007
Health Care	1,606	1,460	1,371
Corporate & Other	48	9	(37)
Consolidated	$20,846	$19,746	$19,115

By Geographic Area

	Year Ended December 31
	2011	2010	2009
	(Millions of dollars)
United States	$10,463	$10,480	$10,146
Canada	726	684	596
Intergeographic sales	(443)	(445)	(322)
Total North America	10,746	10,719	10,420
Europe	3,401	3,179	3,220
Asia, Latin America and other	7,467	6,561	6,124
Intergeographic sales	(768)	(713)	(649)
Consolidated	$20,846	$19,746	$19,115

Commentary:

2011 versus 2010

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume	Net Price	Mix/ Other	Currency
Consolidated	5.6	1	2	—	3
Personal Care	5.3	2	1	(1)	3
Consumer Tissue	4.2	(2)	3	—	3
K-C Professional & Other	5.9	2	2	(1)	3
Health Care	10.0	8	—	—	2

•
Personal care net sales in North America decreased about 2 percent due to lower net selling prices and unfavorable product mix of 2 percent and 1 percent, respectively, partially offset by favorable currency effects. Volumes were essentially flat as improvements in baby wipes, adult incontinence products and feminine care, including benefits from product innovation in the Poise, Depend and U by Kotex brands, were mostly offset by lower sales of Huggies diapers and Pull-Ups training pants.

PART II
(Continued)

In Europe, personal care net sales increased about 4 percent due to favorable currency effects of 5 percent and increases in sales volumes of 2 percent, partially offset by lower net selling prices of 2 percent.

In KCI, personal care net sales increased about 14 percent, driven by increases in sales volumes of 5 percent, higher net selling prices of 5 percent, primarily in Latin America, and favorable currency effects of 5 percent. The growth in sales volumes was broad-based, with particular strength in South Korea, China and Latin America, excluding Venezuela.

•
Consumer tissue net sales in North America increased 2 percent due to higher net selling prices of 2 percent, partially offset by a sales volume decline of about 1 percent. Sales volumes were up high single-digits in paper towels but were more than offset by low single-digits decreases in both bath and facial tissue.

In Europe, consumer tissue net sales increased 5 percent due to favorable currency effects of 6 percent, partially offset by a 1 percent decrease in sales volumes.

In KCI, consumer tissue net sales increased 8 percent due to higher net selling prices of 7 percent, primarily in Latin America, favorable currency effects of 5 percent and improvements in product mix of 2 percent, partially offset by a decrease in sales volumes of 6 percent. Sales volumes were negatively impacted by revenue realization strategies and lost sales from a divestiture of a non-core business in Latin America and exiting non-strategic products in conjunction with the pulp and tissue restructuring actions.

•
KCP's net sales in North America increased 3 percent due to higher net selling prices of 2 percent and an increase in sales volumes of 1 percent driven by the safety and wiper categories, while washroom product volumes declined in a continued challenging economic environment. In Europe, sales of KCP products increased 7 percent due to favorable currency effects of 6 percent and increased sales volumes of about 2 percent. Net sales in KCI of KCP products increased 14 percent due to favorable currency effects of 6 percent, higher sales volumes of 5 percent and higher net selling prices of 3 percent.

•	Higher sales volumes for health care products were driven by increases in exam gloves and medical devices.

Commentary:

2010 versus 2009

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Mix/ Other	Currency
Consolidated	3.3	1	1	—	1
Personal Care	3.6	3	—	—	1
Consumer Tissue	1.4	(2)	2	—	1
K-C Professional & Other	3.4	1	2	—	—
Health Care	6.5	7	(2)	1	—

•
Personal care net sales in North America increased about 4 percent due to an increase in sales volumes and net selling prices of 3 percent and 1 percent, respectively. The sales volume increases resulted from higher sales of Pull-Ups training pants and baby wipes, feminine care and adult incontinence products, including benefits from innovation in the U by Kotex, Poise and Depend brands, partially offset by lower sales of Huggies diapers.

In Europe, personal care net sales decreased about 2 percent due to unfavorable currency effects of 2 percent and a decrease in net selling prices of 1 percent, partially offset by increases in sales volumes of 1 percent.

In KCI, net sales increased about 6 percent driven by a 5 percent increase in sales volumes and a 1 percent favorable currency effect. The growth in sales volumes was broad-based, with particular strength in Asia and Latin America, excluding Venezuela.

•	Consumer tissue net sales in North America decreased 1 percent as an increase in net selling prices of 2 percent and

PART II
(Continued)

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

In KCI, consumer tissue net sales increased about 8 percent due to an increase in net selling prices of 4 percent, favorable currency effects of 2 percent and improvements in product mix of 1 percent. Increases in net selling prices were broad-based, with particular strength in Latin America and Russia.

•
KCP's net sales in North America increased 3 percent due to higher net selling prices of about 2 percent and favorable currency effects of 1 percent. Volume comparisons benefited from the Jackson Products, Inc. acquisition in 2009 and growth in the wiper and safety categories, while washroom product volumes declined in a continued challenging economic environment. In Europe, sales of KCP products decreased 1 percent, as an increase in sales volumes of 3 percent was more than offset by unfavorable currency effects of 3 percent and lower net selling prices of 1 percent.

•
The increased sales volumes for health care products were primarily due to a 9 percent benefit from the acquisition of I-Flow Corporation ("I-Flow") in late November 2009, as well as volume increases in other medical devices, which were more than offset by declines in supplies, including the impact from increased face mask demand in 2009 related to the H1N1 influenza virus.

Analysis of Consolidated Operating Profit

By Business Segment

	Year Ended December 31
	2011	2010	2009
	(Millions of dollars)
Personal Care	$1,526	$1,764	$1,739
Consumer Tissue	775	660	736
K-C Professional & Other	487	468	464
Health Care	219	174	244
Other (income) and expense, net	(51)	104	97
Corporate & Other	(616)	(189)	(261)
Consolidated	$2,442	$2,773	$2,825

By Geographic Area

	Year Ended December 31
	2011	2010	2009
	(Millions of dollars)
United States	$1,754	$1,901	$2,059
Canada	161	125	113
Europe	170	222	171
Asia, Latin America and other	922	818	840
Other (income) and expense, net	(51)	104	97
Corporate & Other	(616)	(189)	(261)
Consolidated	$2,442	$2,773	$2,825

In 2011, pulp and tissue restructuring charges of $413 million and a non-deductible business tax charge of $32 million related to a law change in Colombia are included in Corporate & Other. In 2010, Other (income) and expense, net includes a $79 million charge and Corporate & Other includes a $19 million charge related to the adoption of highly inflationary accounting in Venezuela. See Item 8, Notes 2 and 3 to the Consolidated Financial Statements for additional information.

PART II
(Continued)

Commentary:

2011 versus 2010

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Cost Savings	Currency	Other(b)
Consolidated	(11.9)	3	13	(21)	10	5	(22)
Personal Care	(13.5)	3	6	(18)	5	2	(11)
Consumer Tissue	17.4	(4)	28	(19)	16	2	(6)
K-C Professional & Other	4.1	4	12	(18)	13	5	(12)
Health Care	25.9	24	2	(33)	11	3	19

(a)	Includes inflation in raw materials, energy and distribution costs.

(b)
Consolidated includes the effect of the 2011 pulp and tissue restructuring charges and a non-deductible business tax charge related to a law change in Colombia, as well as the impact of the 2010 charge related to the adoption of highly inflationary accounting in Venezuela.

•
Consolidated operating profit decreased $331 million compared to the prior year.  The benefits of increases in net sales and cost savings of $265 million were more than offset by charges of $415 million related to the pulp and tissue restructuring, inflation in key cost inputs of $580 million and the negative effect of lower production volumes.  Comparisons were also impacted by the effect of a $98 million charge related to the adoption of highly inflationary accounting in Venezuela in 2010.

•
Operating profit for the personal care segment decreased due to inflation in key cost inputs and the negative effect of lower production volumes, partially offset by increases in net sales and cost savings. In North America, operating profit decreased due to inflation in key cost inputs, lower net sales and the negative effects of lower production volumes, partially offset by lower marketing, research and general expenses. In Europe, operating profit decreased due to inflation in key cost inputs, partially offset by cost savings, higher net sales and lower marketing, research and general expenses. Operating profit in KCI increased due to higher net sales, cost savings and favorable currency effects, partially offset by inflation in key cost inputs and increases in marketing, research and general expenses.

•
Consumer tissue segment operating profit increased due to increases in net sales, cost savings and lower marketing, research and general expenses, partially offset by inflation in key cost inputs and the negative effect of lower production volumes. Operating profit in North America increased as higher net sales, cost savings and lower marketing, research and general expenses were partially offset by inflation in key cost inputs. In Europe, operating profit decreased as favorable currency effects, cost savings and lower general expenses were more than offset by inflation in key cost inputs. Operating profit in KCI increased as higher net sales and favorable currency effects were partially offset by the negative effect of production volumes and inflation in key cost inputs.

•
Operating profit for KCP & Other increased due to higher net sales, cost savings and favorable currency effects, partially offset by inflation in key cost inputs and increased marketing, research and general expenses.

•
Operating profit for the health care segment increased as higher net sales, cost savings and lower marketing, research and general expenses, primarily due to a lower level of litigation expenses, were partially offset by inflation in key cost inputs.

Pulp and Tissue Restructuring
On January 21, 2011, we initiated a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. The restructuring involves the streamlining, sale or closure of six of our manufacturing facilities around the world. In conjunction with these actions, we have begun to exit certain non-strategic products, primarily non-branded offerings, and transfer some production to lower-cost facilities in order to improve overall profitability and returns. Facilities impacted by the restructuring include a facility in Everett, Washington, two facilities in Australia and two facilities in Spain. In addition, in January of 2012, we decided to streamline an additional facility in North America to further enhance the profitability of the consumer tissue business.

PART II
(Continued)

Both restructuring actions are expected to be substantially completed by the end of 2012. The restructuring actions are expected to result in cumulative charges of approximately $550 million to $600 million before tax ($385 million to $420 million after tax) over 2011 and 2012. Cash costs related to the streamlining of operations, sale or closure, relocation of equipment, severance and other expenses are expected to account for approximately 30 percent to 40 percent of the charges. Noncash charges will consist primarily of incremental depreciation.
As a result of the restructuring activities, versus the 2010 baseline, we expect that by 2013 annual net sales will decrease by $250 million to $300 million, and operating profit will increase by at least $75 million in 2013 and $100 million in 2014. Most of the restructuring will impact the consumer tissue business segment. In 2011, we recognized benefits of $20 million from the restructuring actions.
During 2011, $415 million of charges were recognized for the restructuring actions, including $407 million recorded in Cost of products sold, $6 million recorded in Marketing, research and general expenses, and $2 million recorded in Other (income) and expense, net. A related benefit of $126 million was recorded in Provision for income taxes. On a segment basis, $357 million and $56 million of the charges related to the consumer tissue and K-C Professional & Other, respectively. On a geographic basis, $204 million of the charges were recorded in North America, $133 million in Australia, and $78 million elsewhere.
Of the $415 million charges recorded in 2011, $329 million were non-cash. Of the $86 million in cash charges, $51 million have been paid in 2011.
For additional information on the pulp and tissue restructuring, see Item 8, Note 2 to the Consolidated Financial Statements.

Other (income) and expense, net

Other (income) and expense, net for 2011 includes gains from the divestiture of a small non-core business in Latin America and the sale of a venture investment in a health care start-up company, as well as currency transaction gains of $27 million. Other (income) and expense, net for 2010 includes a $79 million charge related to the adoption of highly inflationary accounting in Venezuela and currency transaction losses of $20 million.

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

•
Consolidated operating profit decreased $52 million or 1.8 percent compared to the prior year.  The benefits of increases in net sales, cost savings of $370 million, and a decrease in pension expense of about $120 million, were more than offset by inflation in key cost inputs of about $790 million, and increased marketing, research and general expenses, which included higher strategic marketing spending of about $100 million, and increases related to I-Flow and to support future growth in KCI.  Comparisons were also impacted by the effect of the organization optimization initiative charges of $128 million in 2009 and related benefits in 2010, and a $98 million charge related to the adoption of highly inflationary accounting in Venezuela.  Operating profit as a percent of net sales decreased to 14.0 percent from 14.8 percent in 2009.

PART II
(Continued)

•
Operating profit for the personal care segment increased 1.4 percent as higher sales volumes, higher net selling prices, and cost savings were mostly offset by inflation in key cost inputs, increased marketing, research and general expenses and unfavorable currency effects. In North America, operating profit increased due to cost savings, higher net selling prices, increased sales volumes, and favorable currency effects, partially offset by inflation in key cost inputs and increased marketing expenses. In Europe, operating profit increased due to cost savings partially offset by inflation in key cost inputs and decreases in net selling prices. Operating profit in KCI decreased as higher sales volumes were more than offset by unfavorable currency effects, primarily in Venezuela, increases in marketing and general expenses and inflation in key cost inputs.

•
Consumer tissue segment operating profit decreased 10.3 percent. Increases in net selling prices, cost savings and lower general expenses were more than offset by inflation in key cost inputs, unfavorable currency effects, lower sales volumes and higher marketing expenses. Operating profit in North America decreased as increases in net selling prices and cost savings were more than offset by inflation in key cost inputs, lower sales volumes and higher marketing expenses. In Europe, operating profit increased as cost savings, higher net selling prices and lower general expenses were partially offset by inflation in key cost inputs. Operating profit in KCI decreased as higher net selling prices and improvements in product mix were more than offset by inflation in key cost inputs, unfavorable currency effects, primarily in Venezuela, and increased marketing, research and general expenses.

•	Operating profit for KCP & Other products increased 0.9 percent as higher net selling prices and cost savings were mostly offset by inflation in key cost inputs and unfavorable currency effects.

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

Other (income) and expense, net
Other (income) and expense, net for 2010 includes a $79 million charge related to the adoption of highly inflationary accounting in Venezuela. In addition, Other (income) and expense, net includes currency transaction losses of $20 million in 2010 and $110 million in 2009. Included in 2009 were approximately $73 million of currency transaction losses related to operations in Venezuela.

Additional Income Statement Commentary

2011 versus 2010

•	Interest expense increased in 2011 over 2010 due to a higher average level of debt. See Item 8, Note 8 to the Consolidated Financial Statements for detail on debt activity.

•	Our effective income tax rate was 30.2 percent for 2011 compared with 30.9 percent for 2010. The decrease was primarily due to the timing of tax initiatives.

•
Our share of net income of equity companies decreased by $20 million primarily due to lower earnings at Kimberly‑Clark de Mexico, S.A.B. de C.V. ("KCM"). KCM's net sales grew 4 percent due to a 2 percent benefit from the peso strengthening against the U.S. dollar, increased sales volumes of 1 percent, and a 1 percent impact from the combination of higher net selling prices and improvements in product mix. However, benefits from the increase in net sales were more than offset by inflation in key cost inputs, the negative effect of lower production volumes and increases in marketing expense.

•	The average number of common shares outstanding declined in 2011 as compared to 2010 due to share repurchases.

PART II
(Continued)

2010 versus 2009

•	Interest expense decreased in 2010 as compared to 2009 due to a lower average level of debt and lower average interest rates.

•
Our effective income tax rate was 30.9 percent for 2010 compared with 29.0 percent for 2009. The increase was primarily due to nondeductible currency losses resulting from the adoption of highly inflationary accounting in Venezuela and changes in U.S. tax legislation, including a charge related to the Medicare Part D subsidy.

•
Our share of net income of equity companies increased by $17 million primarily due to higher earnings at KCM, whose U.S. dollar earnings benefited from the Mexican peso strengthening against the U.S. dollar by about 7 percent on average for the year, increases in sales volumes and net selling prices of 3 percent each, and cost savings. These benefits were partially offset by inflation in key cost inputs, primarily pulp.

•	The average number of common shares outstanding declined in 2010 as compared to 2009 due to share repurchases throughout 2010 under our share repurchase program.

Liquidity and Capital Resources

Cash Provided by Operations Commentary:

Cash provided by operations was $2.3 billion in 2011 compared to $2.7 billion in 2010. The decrease was driven primarily by higher defined benefit pension plan contributions in 2011 ($679 million in 2011 compared to $245 million in 2010).

Obligations Commentary:

 The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2012	2013	2014	2015	2016	2017+
	(Millions of dollars)
Long-term debt	$6,045	$619	$592	$524	$344	$51	$3,915
Interest payments on long-term debt	3,406	311	280	249	236	221	2,109
Returns on redeemable preferred securities	81	27	27	27	—	—	—
Operating leases	682	167	136	114	83	54	128
Unconditional purchase obligations	1,001	709	154	44	17	18	59
Open purchase orders	2,122	2,117	4	1	—	—	—
Total contractual obligations	$13,337	$3,950	$1,193	$959	$680	$344	$6,211

•	Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2011.

•	Returns on redeemable preferred securities reflect required return payments through the next potential redemption date.

•
The unconditional purchase obligations are for the purchase of raw materials, primarily pulp, and utilities. Although we are primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, we believe exposure to losses, if any, under these arrangements is not material.

•	The open purchase orders displayed in the table represent amounts for goods and services we have negotiated for delivery.

PART II
(Continued)

The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:

•	We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute approximately $50 million to $100 million to these plans in 2012.

•
Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations of $60 million in 2012 to more than $64 million by 2021.

•	Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.

•	In the event the holder of the redeemable preferred securities elects to redeem them at the next redemption election date, we would be required to repay approximately $500 million in December 2014.

Investing Commentary:

•	During 2011, our capital spending was $968 million. We expect capital spending to be $1.0 to $1.1 billion in 2012.

•	On July 7, 2011, we collected $220 million in cash related to a note receivable on its maturity date. See Item 8, Note 6 to the Consolidated Financial Statements for additional information.

Financing Commentary:

•	At December 31, 2011 and 2010, total debt and redeemable securities was $6.7 billion and $6.5 billion, respectively.

•
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2011, we repurchased $1.24 billion of our common stock through a broker in the open market. In 2012, we plan to repurchase $900 million to $1.1 billion of shares through open market purchases, subject to market conditions.

•
In February 2011, we issued $250 million of 3.875% notes due March 1, 2021 and $450 million of 5.3% notes due March 1, 2041. Proceeds from the offering were used for general corporate purposes, including repurchasing shares of Kimberly-Clark common stock pursuant to publicly announced share repurchase programs.

•
On February 9, 2012, we issued $300 million of 2.4% notes due March 1, 2022.  Proceeds from the offering were used for general corporate purposes, including to repay a portion of our $400 million aggregate principal amount of 5.625% notes that were due February 15, 2012.

•
In December 2011, we paid approximately $500 million to redeem a portion of the preferred securities of a consolidated financing subsidiary. See Item 8, Note 9 to the Consolidated Financial Statements for additional information.

•
In October 2011, we renegotiated our $1.33 billion unused revolving credit facility, resulting in (1) a five year facility of $1.5 billion scheduled to expire in October 2016, (2) an additional $500 million facility scheduled to expire in October 2012, and (3) an option to increase either (but not both) the $1.5 billion facility or the $500 million facility by an additional $500 million. This facility supports our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason. We did not borrow any amounts under the revolving credit facility in 2011.

•
Our short-term debt as of December 31, 2011 was $87 million (included in Debt payable within one year on the Consolidated Balance Sheet) and consisted of short-term debt issued by non-U.S. subsidiaries. The average month-end balance of short-term debt for the fourth quarter of 2011 was $91 million, and for the twelve months ended December 31, 2011 was $214 million. These short-term borrowings, which included this short-term debt as well as commercial paper that we issued from time to time, provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.

•
During the second quarter of 2010, the Venezuelan government enacted reforms to its currency exchange regulations that limited U.S. dollar availability to pay for the historical levels of U.S. dollar-denominated imports to support operations of our Venezuelan subsidiary ("K-C Venezuela"). At December 31, 2011, our net investment in K‑C Venezuela was approximately $250 million, valued at 5.4 bolivars per U.S. dollar. See Item 8, Note 3 to the Consolidated Financial Statements for additional information.

PART II
(Continued)

Management believes that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, pension plan contributions and other needs for the foreseeable future. Further, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

Variable Interest Entities

We have interests in the financing entities discussed in Item 8, Notes 6 and 9 to the Consolidated Financial Statements.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting policies we used in the preparation of the Consolidated Financial Statements are those that are important both to the presentation of our financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to accruals for sales incentives and trade promotion allowances, pension and other postretirement benefits, future cash flows associated with impairment testing for goodwill and long-lived assets, the qualitative analyses used to determine the primary beneficiary of variable interest entities, and deferred income taxes and potential income tax assessments. These critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Sales Incentives and Trade Promotion Allowances

Among those factors affecting the accruals for promotions are estimates of the number of consumer coupons that will be redeemed and the type and number of activities within promotional programs between us and our trade customers. Rebate accruals are based on estimates of the quantity of products distributors have sold to specific customers. Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories. Estimates of trade promotion liabilities for promotional program costs incurred, but unpaid, are generally based on estimates of the quantity of customer sales, timing of promotional activities and forecasted costs for activities within the promotional programs. Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, favorable end-of-aisle or in-store product displays and other activities conducted by our customers to promote our products. Promotion accruals as of December 31, 2011 and 2010 were $339 million and $352 million, respectively. Rebate accruals as of December 31, 2011 and 2010 were $300 million and $353 million, respectively.

Employee Postretirement Benefits

Pension Plans

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

Consolidated pension expense for defined benefit pension plans was $119 million in 2011 compared with $133 million for 2010. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 7.14 percent in 2011 compared with 7.96 percent in 2010 and will be 6.49 percent in 2012. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 7.35 percent in 2011 compared with 8.19 percent in 2010 and will be 6.68 percent in 2012. The expected long-term rates of return are evaluated on an annual basis. In setting these assumptions, we consider a number of factors including projected future returns by asset class and historical long-term market performance relative to the current asset allocation. Actual asset allocations are regularly reviewed and they are periodically rebalanced to the targeted allocations when considered appropriate.

PART II
(Continued)

Pension expense is determined using the fair value of assets rather than a calculated value that averages gains and losses (“Calculated Value”) over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of assets and the actual return based on the fair value of assets. The variance between actual and expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a Calculated Value was used for plan assets. As of December 31, 2011, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $2.4 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” as required.

The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2011 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the U.K. and Canadian plans, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. The weighted-average discount rate for the Principal Plans decreased to 4.9 percent at December 31, 2011 from 5.58 percent at December 31, 2010.

Consolidated pension expense for defined benefit pension plans is estimated to approximate $105 to $115 million in 2012 compared to $119 million incurred in 2011. The 2012 estimate is based on an expected weighted-average long-term rate of return on assets in the Principal Plans of 6.68 percent, a weighted-average discount rate for the Principal Plans of 4.9 percent and various other assumptions. Pension expense beyond 2012 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.

If the expected long-term rates of return on assets for the Principal Plans were lowered by 0.25 percent, our annual pension expense would increase by approximately $12 million in 2012. If the discount rate assumptions for these same plans were reduced by 0.25 percent, annual pension expense would increase by approximately $5 million and the December 31, 2011 pension liability would increase by about $170 million.

The fair value of the assets in our defined benefit plans was $5.2 billion and $4.6 billion at December 31, 2011 and December 31, 2010, respectively. The projected benefit obligations of the defined benefit plans exceeded the fair value of plan assets by approximately $0.7 billion and $1.1 billion at December 31, 2011 and December 31, 2010, respectively. On a consolidated basis, we contributed $679 million to our pension plans in 2011 compared with $245 million in 2010. In addition, we made direct benefit payments of $14 million in 2011 compared to $24 million in 2010. We currently anticipate contributing $50 million to $100 million to our pension plans in 2012.

The methodology for determining the discount rate used for each country’s pension obligation is the same as the methodology used to determine the discount rate used for that country’s other postretirement benefit obligation. The discount rates displayed for the two types of obligations for our consolidated operations may appear different due to the weighting used in the calculation of the two weighted-average discount rates.

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

We made benefit payments of $74 million in 2011 compared with $64 million in 2010. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above. If the discount rate assumptions for these plans were reduced by 0.25 percent, 2012 other postretirement benefit expense would increase by less than $1 million and the December 31, 2011 benefit liability would increase by about $17 million.

The health care cost trend rate is based on a combination of inputs including our recent claims history and insights from external advisers regarding recent developments in the health care marketplace, as well as projections of future trends in the marketplace. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 7.1 percent in 2012 and to gradually decline to 5.1 percent in 2018 and thereafter. See Item 8, Note 11 to the Consolidated Financial Statements for disclosure of the effect of a one percentage point change in the health care cost trend rate.

PART II
(Continued)

Goodwill and Other Intangible Assets

The carrying amount of goodwill is tested annually as of the beginning of the fourth quarter and whenever events or circumstances indicate that impairment may have occurred. Impairment testing is conducted at the operating segment level of our businesses and is based on a discounted cash flow approach to determine the fair value of each reporting unit level. The determination of fair value requires significant management judgment including estimating future sales volumes, selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate. Sensitivities of these fair value estimates to changes in assumptions for sales volumes, selling prices and costs are also tested. If the carrying amount of an operating segment that contains goodwill exceeds fair value, a possible impairment would be indicated.

If a possible impairment is indicated, the implied fair value of goodwill would be estimated by comparing the fair value of the net assets of the unit excluding goodwill to the total fair value of the unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. The annual goodwill impairment testing has been completed and, as the fair value of each reporting unit was in excess of the respective reporting unit’s carrying value, it has been determined that our $3.3 billion of goodwill is not impaired.

We have no significant intangible assets with indefinite useful lives. At December 31, 2011, we have intangible assets with finite useful lives with a gross carrying amount of approximately $505 million and a net carrying amount of about $254 million. These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset is not recoverable based on estimated future undiscounted cash flows, an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its fair value (based on discounted future cash flows). Judgment is used in assessing whether the carrying amount of intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.

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

We exercise judgment in performing the ongoing qualitative primary beneficiary assessments for our interests in the VIEs described in Item 8, Notes 6 and 9 to the Consolidated Financial Statements.

Deferred Income Taxes and Potential Assessments

As of December 31, 2011, we have recorded deferred tax assets related to income tax loss carryforwards, income tax credit carryforwards and capital loss carryforwards totaling $794 million and had established valuation allowances against these deferred tax assets of $191 million, thereby resulting in a net deferred tax asset of $603 million. As of December 31, 2010, the net deferred tax asset was $734 million. These carryforwards are primarily in non-U.S. taxing jurisdictions and in certain states in the U.S. Foreign tax credits earned in the U.S. in current and prior years, which cannot be used currently, also give rise to net deferred tax assets. In determining the valuation allowances to establish against these deferred tax assets, many factors are considered, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2011, U.S. income taxes and foreign withholding taxes have not been provided on approximately $8.4 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities, or if we were to sell our stock in the subsidiaries. It is not practicable to determine the amount of unrecognized

PART II
(Continued)

deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination, as appropriate.

We record our global tax provision based on the respective tax rules and regulations for the jurisdictions in which we operate. Where we believe that a tax position is supportable for income tax purposes, the item is included in our income tax returns. Where treatment of a position is uncertain, a liability is recorded based upon the expected most likely outcome taking into consideration the technical merits of the position based on specific tax regulations and facts of each matter. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. Our U.S. federal income tax returns have been audited through 2007. IRS assessments of additional taxes have been paid through 2003. We have various federal income tax return positions in administrative appeals or litigation for 1999 to 2007. We currently believe that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on our business, financial condition, results of operations or liquidity.

Legal Matters

We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, patents and trademarks, advertising, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.

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

 Business Outlook

Pulp and Tissue Restructuring

On January 21, 2011, we adopted a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. In addition, on January 24, 2012, we announced our decision to streamline our manufacturing facility in Chester, Pennsylvania to further enhance the profitability of our consumer tissue business.  Estimated charges related to this additional restructuring action are expected to range from $30 million to $50 million before taxes.

Both restructuring actions are expected to be substantially completed by December 31, 2012.  The restructuring actions are expected to result in cumulative charges in 2011 and 2012 of approximately $550 to $600 million before tax ($385 to $420 million after tax).  Cash costs are expected to account for approximately 30 to 40 percent of the total charges.  As a result of these restructuring actions, versus the 2010 baseline, we expect that by 2013 annual net sales will be reduced by $250 to $300 million, and operating profit is expected to increase by at least $75 million in 2013 and at least $100 million in 2014.

2012 Operating Results

We expect economic conditions to remain challenging in the near term, particularly in developed markets. We plan to continue focusing on innovation and targeted growth initiatives, supporting both with strategic marketing spending. We expect that commodity cost inflation will moderate in 2012, but results will likely be negatively impacted by foreign currency exchange rates weakening against the U.S. dollar. We plan to increase our investments in research and development and selling to support further growth and improve capabilities. We will continue to manage our company with financial discipline, and expect to deliver

PART II
(Continued)

cost savings to offset increases in cost. We plan to return cash to stockholders through our continued program of share repurchases, and have increased the amount of our regular quarterly dividend by 6 percent for 2012.

Forward-Looking Statements

Certain matters discussed in this Form 10-K or related documents, a portion of which are incorporated herein by reference, concerning, among other things, business outlook, including anticipated costs, scope, timing and effects of the pulp and tissue restructuring actions, cost savings, marketing, research and innovation spending, cash flow and uses of cash, capital spending, anticipated financial and operating results, share repurchases and dividends, raw material and energy costs and volatility, anticipated currency rates and exchange risk, the costs and effects of legal and regulatory compliance, market demand and economic conditions, changes in finished product selling prices, anticipated effect of acquisitions, contingencies and anticipated transactions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon our expectations and beliefs concerning future events affecting us. There can be no assurance that these events will occur or that our results will be as estimated. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including the prices and availability of our raw materials, potential competitive pressures on selling prices or advertising and promotion expenses for our products, energy costs, retail trade customer actions, and fluctuations in foreign currency exchange rates, as well as general economic and political conditions globally and in the markets in which we do business, could affect the realization of such estimates.

The factors described under Item 1A, “Risk Factors” in this Form 10-K, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made by us or on our behalf. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.

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

PART II
(Continued)

As of December 31, 2011, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have resulted in a net pretax loss of approximately $50 million. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2011 rates and the assumed rates. In the view of management, the above hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Our operations in Venezuela are reported using highly inflationary accounting and their functional currency is the U.S. dollar. Changes in the value of a Venezuelan bolivar versus the U.S. dollar applied to our bolivar-denominated net monetary asset position are recorded in income at the time of the change. At December 31, 2011, a 10 percent unfavorable change in the exchange rate would have resulted in a net pretax loss of approximately $13 million. There are no viable options for hedging this exposure.

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

As of December 31, 2011, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders’ equity by approximately $850 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2011 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.

Interest Rate Risk

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2011, the debt portfolio was composed of approximately 19 percent variable-rate debt and 81 percent fixed-rate debt.

Two separate tests are performed to determine whether changes in interest rates would have a significant effect on our financial position or future results of operations. Both tests are based on consolidated debt levels at the time of the test. The first test estimates the effect of interest rate changes on fixed-rate debt. Interest rate changes would result in gains or losses in the market value of fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to fixed-rate debt outstanding at December 31, 2011, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $194 million. The second test estimates the potential effect on future pretax income that would result from increased interest rates applied to our current level of variable-rate debt. With respect to variable-rate debt, a 10 percent increase in interest rates would not have a material effect on the future results of operations or cash flows.

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

PART II
(Continued)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
 CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
	2011	2010	2009
	(Millions of dollars, except per share amounts)
Net Sales	$20,846	$19,746	$19,115
Cost of products sold	14,694	13,196	12,695
Gross Profit	6,152	6,550	6,420
Marketing, research and general expenses	3,761	3,673	3,498
Other (income) and expense, net	(51)	104	97
Operating Profit	2,442	2,773	2,825
Interest income	18	20	26
Interest expense	(277)	(243)	(275)
Income Before Income Taxes and Equity Interests	2,183	2,550	2,576
Provision for income taxes	(660)	(788)	(746)
Income Before Equity Interests	1,523	1,762	1,830
Share of net income of equity companies	161	181	164
Net Income	1,684	1,943	1,994
Net income attributable to noncontrolling interests	(93)	(100)	(110)
Net Income Attributable to Kimberly-Clark Corporation	$1,591	$1,843	$1,884

Per Share Basis
Basic	$4.02	$4.47	$4.53
Diluted	$3.99	$4.45	$4.52

See Notes to Consolidated Financial Statements

PART II
(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
	2011	2010	2009
	(Millions of dollars)
Net Income	$1,684	$1,943	$1,994
Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	(249)	334	625
Employee postretirement benefits	(134)	55	(34)
Other	(30)	(16)	3
Total Other Comprehensive Income, Net of Tax	(413)	373	594
Comprehensive Income	1,271	2,316	2,588
Comprehensive income attributable to noncontrolling interests	(80)	(106)	(114)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$1,191	$2,210	$2,474

See Notes to Consolidated Financial Statements

PART II
(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31
	2011	2010
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$764	$876
Accounts receivable, net	2,602	2,472
Note receivable	—	218
Inventories	2,356	2,373
Other current assets	561	389
Total Current Assets	6,283	6,328
Property, Plant and Equipment, net	8,049	8,356
Investments in Equity Companies	338	374
Goodwill	3,340	3,403
Other Intangible Assets	265	287
Long-Term Note Receivable	394	393
Other Assets	704	723
	$19,373	$19,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$706	$344
Redeemable preferred securities of subsidiary	—	506
Trade accounts payable	2,388	2,206
Accrued expenses	2,026	2,013
Dividends payable	277	269
Total Current Liabilities	5,397	5,338
Long-Term Debt	5,426	5,120
Noncurrent Employee Benefits	1,460	1,810

Other Liabilities	1,014	853
Redeemable Preferred and Common Securities of Subsidiaries	547	541
Stockholders’ Equity
Kimberly-Clark Corporation Stockholders’ Equity:
Preferred stock—no par value-authorized 20.0 million shares, none issued	—	—
Common stock—$1.25 par value—authorized 1.2 billion shares; issued 428.6 and 478.6 million shares at December 31, 2011 and 2010	536	598
Additional paid-in capital	440	425
Common stock held in treasury, at cost—32.9 million and 71.7 million shares at December 31, 2011 and 2010	(2,105)	(4,726)
Accumulated other comprehensive income (loss)	(1,866)	(1,466)
Retained earnings	8,244	11,086
Total Kimberly-Clark Corporation Stockholders’ Equity	5,249	5,917
Noncontrolling interests	280	285
Total Stockholders’ Equity	5,529	6,202
	$19,373	$19,864

See Notes to Consolidated Financial Statements

PART II
(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount		Shares	Amount
	(Dollars in millions, shares in thousands)
Balance at December 31, 2008	478,597	$598	$486	65,038	$(4,285)	$9,465	$(2,386)	$383
Net income in stockholders’ equity	—	—	—	—	—	1,884	—	54
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	619	6
Employee postretirement benefits, net of tax	—	—	—	—	—	—	(32)	(2)
Other	—	—	—	—	—	—	3	—
Stock-based awards exercised or vested	—	—	(47)	(3,519)	204	(7)	—	—
Income tax benefits on stock- based compensation	—	—	7	—	—	—	—	—
Shares repurchased	—	—	—	130	(7)	—	—	—
Recognition of stock-based compensation	—	—	86	—	—	—	—	—
Dividends declared	—	—	—	—	—	(996)	—	(45)
Additional investment in subsidiary and other	—	—	(133)	—	1	(17)	(37)	(112)
Balance at December 31, 2009	478,597	598	399	61,649	(4,087)	10,329	(1,833)	284
Net income in stockholders’ equity	—	—	—	—	—	1,843	—	44
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	326	7
Employee postretirement benefits, net of tax	—	—	—	—	—	—	57	(2)
Other	—	—	—	—	—	—	(16)	—
Stock-based awards exercised or vested	—	—	(37)	(2,862)	170	—	—	—
Income tax benefits on stock- based compensation	—	—	2	—	—	—	—	—
Shares repurchased	—	—	—	12,954	(809)	—	—	—
Recognition of stock-based compensation	—	—	52	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,085)	—	(47)
Other	—	—	9	—	—	(1)	—	(1)
Balance at December 31, 2010	478,597	598	425	71,741	(4,726)	11,086	(1,466)	285
Net income in stockholders’ equity	—	—	—	—	—	1,591	—	39
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	(236)	(13)
Employee postretirement benefits, net of tax	—	—	—	—	—	—	(133)	(1)
Other	—	—	—	—	—	—	(31)	1
Stock-based awards exercised or vested	—	—	(47)	(7,924)	490	—	—	—
Income tax benefits on stock- based compensation	—	—	10	—	—	—	—	—
Shares repurchased	—	—	—	19,120	(1,247)	—	—	—
Shares retired	(50,000)	(62)	—	(50,000)	3,378	(3,316)	—	—
Recognition of stock-based compensation	—	—	48	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,107)	—	(29)
Other	—	—	4	—	—	(10)	—	(2)
Balance at December 31, 2011	428,597	$536	$440	32,937	$(2,105)	$8,244	$(1,866)	$280

See Notes to Consolidated Financial Statements

PART II
(Continued)

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
	2011	2010	2009
	(Millions of dollars)
Operating Activities
Net Income	$1,684	$1,943	$1,994
Depreciation and amortization	1,091	813	783
Asset Impairments	58	—	—
Stock-based compensation	48	52	86
Deferred income taxes	274	(12)	141
Net (gains) losses on asset dispositions	(6)	26	36
Equity companies’ earnings in excess of dividends paid	(23)	(48)	(53)
(Increase) decrease in operating working capital	(262)	24	1,105
Postretirement benefits	(574)	(125)	(609)
Other	(2)	71	(2)
Cash Provided by Operations	2,288	2,744	3,481
Investing Activities
Capital spending	(968)	(964)	(848)
Proceeds from maturity of note receivable	220	—	—
Acquisitions of businesses, net of cash acquired	—	—	(458)
Proceeds from sales of investments	28	47	40
Investments in time deposits	(158)	(131)	(270)
Maturities of time deposits	141	248	223
Proceeds from disposition of property	51	9	25
Other	5	10	—
Cash Used for Investing	(681)	(781)	(1,288)
Financing Activities
Cash dividends paid	(1,099)	(1,066)	(986)
Net increase (decrease) in short-term debt	13	(28)	(312)
Proceeds from issuance of long-term debt	839	515	2
Repayments of long-term debt	(107)	(506)	(278)
Redemption of redeemable preferred securities of subsidiary	(500)	—	—
Cash paid on redeemable preferred securities of subsidiary	(57)	(54)	(53)
Proceeds from exercise of stock options	435	131	165
Acquisitions of common stock for the treasury	(1,246)	(803)	(7)
Shares purchased from noncontrolling interests	—	—	(293)
Other	(19)	(48)	(26)
Cash Used for Financing	(1,741)	(1,859)	(1,788)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	22	(26)	29
(Decrease) increase in Cash and Cash Equivalents	(112)	78	434
Cash and Cash Equivalents, beginning of year	876	798	364
Cash and Cash Equivalents, end of year	$764	$876	$798

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, consumer and trade promotion and rebate accruals, pension and other postretirement benefits, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the primary beneficiary of variable interest entities, deferred tax assets and potential income tax assessments and loss contingencies.

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

Property and Depreciation

For financial reporting purposes, property, plant and equipment are stated at cost and are depreciated principally on the straight-line method. Buildings are depreciated over their estimated useful lives, primarily 40 years. Machinery and equipment are depreciated over their estimated useful lives, primarily ranging from 16 to 20 years. Purchases of computer software, including external costs and certain internal costs (including payroll and payroll-related costs of employees) directly associated with developing significant computer software applications for internal use, are capitalized. Computer software costs are amortized on the straight-line method over the estimated useful life of the software, which generally does not exceed five years.

Estimated useful lives are periodically reviewed and, when warranted, changes are made to them. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use and eventual disposition of an asset group, which are identifiable and largely independent of the cash flows of other asset groups, are less than the carrying amount of the asset group. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is measured using discounted cash flows or independent appraisals, as appropriate. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the Consolidated Balance Sheet and any gain or loss on the transaction is included in income.

The cost of major maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is charged to operations as incurred. Start-up costs for new or expanded facilities are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. Impairment testing compares the reporting unit carrying amount of the goodwill with its fair value. Fair value is estimated based on discounted cash flows. If the reporting unit carrying amount of goodwill exceeds its fair value, an impairment

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge would be recorded. We have completed the required annual testing of goodwill for impairment for all reporting units and have determined that goodwill is not impaired.

Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Estimated useful lives range from 2 to 20 years for trademarks, 5 to 17 years for patents and developed technologies, and 5 to 16 years for other intangible assets. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset.

Investments in Equity Companies

Investments in companies over which we have the ability to exercise significant influence and that, in general, are at least 20 percent-owned by us, are stated at cost plus equity in undistributed net income. These investments are evaluated for impairment when warranted. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging “other than temporary,” we would consider the length of time and extent to which the fair value of the equity company investment has been less than the carrying amount, the near-term and longer-term operating and financial prospects of the equity company, and our longer-term intent of retaining the investment in the equity company.

Variable Interest Entities

We perform ongoing qualitative assessments to determine whether to consolidate our variable interest entities ("VIEs"). As a result of these assessments, we have continued to consolidate a financing entity used to monetize long-term notes received from the sale of certain nonstrategic timberlands and our Luxembourg-based financing subsidiary. Factors considered in making these determinations included the purpose of the entities, the types and significance of intercompany transactions, and the benefits obtained by us and the nonaffiliated parties that have invested in these entities. We do not anticipate any changes to these entities that would result in our not continuing to consolidate them. See Notes 6 and 9 for additional details about these consolidated VIEs.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The income statements and balance sheets of operations in highly inflationary economies are translated into U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on monetary assets and liabilities is reflected in income. Effective January 1, 2010, we adopted highly inflationary accounting for our Venezuelan operations. See Note 3 for additional information.

Derivative Instruments and Hedging

All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur. The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur, and is reclassified to income in the same period that the hedged item affects income. The gain or loss on derivatives designated as hedges of investments in foreign subsidiaries is recognized in other comprehensive income to offset the change in value of the net investments being hedged. Any ineffective portion of cash flow hedges and net investment hedges is immediately recognized in income. Certain foreign-currency derivative instruments not designated as hedging instruments have been entered into to manage a portion of our foreign currency transactional exposures. The gain or loss on these derivatives is included in income in the period that changes in their fair values occur. See Note 15 for disclosures about derivative instruments and hedging activities.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued Accounting Standards Update ("ASU") No. 2011-04 and IFRS 13, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, respectively, to provide largely identical guidance about fair value measurement and disclosure requirements. The ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP. Most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. We are required to adopt ASU No. 2011-04 on January 1, 2012. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, amending Topic 220, Comprehensive Income. The new standard increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one continuous or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. We are required to adopt ASU No. 2011-05 retrospectively on January 1, 2012. This update is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, amending Topic 350, Intangibles - Goodwill and Other. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. We are required to adopt ASU No. 2011-08 on January 1, 2012. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Pulp and Tissue Restructuring
On January 21, 2011, we initiated a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and K‑C Professional ("KCP") businesses. The restructuring involves the streamlining, sale or closure of six of our manufacturing facilities around the world. In conjunction with these actions, we have begun to exit certain non-strategic products, primarily non-branded offerings, and transfer some production to lower-cost facilities in order to improve overall profitability and returns. Facilities impacted by the restructuring include a facility in Everett, Washington, two facilities in Australia and two facilities in Spain.

In addition, on January 24, 2012, we announced our decision to streamline an additional manufacturing facility in North America to further enhance the profitability of our consumer tissue business. Estimated charges related to this additional restructuring action are expected to range from $30 million to $50 million before tax.

Both restructuring actions are expected to be substantially completed by December 31, 2012.  The restructuring actions are expected to result in cumulative charges in 2011 and 2012 of approximately $550 million to $600 million before tax ($385 million to $420 million after tax).  Cash costs related to the streamlining of operations, sale or closure, relocation of equipment, severance and other expenses are expected to account for approximately 30 to 40 percent of the total charges.
The following charges were incurred in connection with the restructuring:

Year Ended December 31, 2011
(Millions of dollars)
Incremental depreciation	$252
Charges for workforce reductions	71
Asset impairments	58
Asset write-offs	19
Other exit costs	7
Cost of products sold	407
Charges for workforce reductions included in Marketing, research and general expenses	6
Other exit costs included in Other (income) and expense, net	2
Provision for income taxes	(126)
Net charges	$289
See Note 18 for additional information on the pulp and tissue restructuring charges by segment.
Pretax charges for the pulp and tissue restructuring relate to activities in the following geographic areas:

	Year Ended December 31, 2011
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$165	$73	$14	$252
Charges for workforce reductions	27	47	3	77
Asset impairments	—	—	58	58
Asset write-offs	10	9	—	19
Other exit costs	2	4	3	9
Total charges	$204	$133	$78	$415

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the cash charges recorded and reconciles these charges to accrued expenses:

Year Ended December 31, 2011
(Millions of dollars)
Accrued expenses - January 1, 2011	$—
Charges for workforce reductions and other exit costs	86
Cash payments	(51)
Currency and other	2
Accrued expenses - December 31, 2011	$37

Note 3.    Highly Inflationary Accounting for Venezuelan Operations
The cumulative inflation in Venezuela for the three years ended December 31, 2009 was more than 100 percent, based on the Consumer Price Index/National Consumer Price Index. As a result, effective January 1, 2010, our Venezuelan subsidiary (“K‑C Venezuela”) began accounting for its operations as highly inflationary. Under highly inflationary accounting, K-C Venezuela’s functional currency became the U.S. dollar, and its income statement and balance sheet are measured into U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on bolivar-denominated monetary assets and liabilities is reflected in earnings in Other (income) and expense, net.
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

Year Ended December 31, 2010
(Millions of dollars)
Cost of products sold	$19
Other (income) and expense, net	79
Provision for income taxes	(2)
Net charge	$96
Prior to May 2010, we determined that, under highly inflationary accounting, the unregulated parallel market exchange rate was the appropriate exchange rate to measure K-C Venezuela’s bolivar-denominated transactions into U.S. dollars as this was the rate at which K-C Venezuela had substantially converted the bolivars it generated from its operations into U.S. dollars to pay for its significant imports of U.S. dollar-denominated finished goods, raw materials and services to support its operations.
In May 2010, the Venezuelan government enacted reforms to its currency exchange regulations to close the parallel market and replace it with a regulated currency exchange system (the “central bank system”). As a result of these currency exchange regulations, we determined that the central bank system rate of 5.4 bolivars per U.S. dollar was the appropriate exchange rate to measure K‑C Venezuela’s bolivar-denominated transactions into U.S. dollars during the period May 2010 through December 31, 2011.
At December 31, 2011, K-C Venezuela had a bolivar-denominated net monetary asset position of $130 million and our net investment in K-C Venezuela was $250 million, both valued at 5.4 bolivars per U.S. dollar. Net sales of K-C Venezuela represented only 1 percent of Consolidated Net Sales for the years ended December 31, 2011 and 2010, as compared to 3 percent  in 2009. In 2011 and 2009, K-C Venezuela represented 4 percent and 1 percent, respectively, of Consolidated Operating Profit. In 2010, Operating Profit at our Venezuelan subsidiary was negative due to the charge recorded as a result of adopting highly inflationary accounting.

Note 4.    Organization Optimization Initiative

In June 2009, we announced actions to reduce our worldwide salaried workforce by approximately 1,600 positions by the end of 2009. These actions resulted in pretax charges of $128 million in 2009 ($91 million after tax).

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The charges were included in the following income statement captions:

Year Ended December 31, 2009
(Millions of dollars)
Cost of products sold	$44
Marketing, research and general expenses	84
Provision for income taxes	(37)
Net charges	$91

Note 5.    Fair Value Information

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

During 2011 and 2010, there were no significant transfers among level 1, 2 or 3 fair value determinations.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below are the financial assets and liabilities measured at fair value as of December 31, 2011 and 2010, together with the inputs used to develop those fair value measurements.

	December 31, 2011	Fair Value Measurements
		Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$45	$—	$45	$—
Available-for-sale securities	15	15	—	—
Derivatives	61	—	61	—
Total	$121	$15	$106	$—
Liabilities
Derivatives	$120	$—	$120	$—

	December 31, 2010	Fair Value Measurements
		Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$46	$—	$46	$—
Available-for-sale securities	15	15	—	—
Derivatives	70	—	70	—
Total	$131	$15	$116	$—
Liabilities
Derivatives	$48	$—	$48	$—

The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. Available-for-sale securities are included in other assets. See Note 15 for information on the classification of derivatives in the Consolidated Balance Sheet.

Level 1 Fair Values—The fair values of available-for-sale securities are based on quoted market prices in active markets for identical assets. Unrealized losses on these securities were not significant as of December 31, 2011 and 2010 and have been recorded in other comprehensive income until realized. The unrealized losses have not been recognized in earnings because we have both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of such securities.

Level 2 Fair Values—The fair value of the COLI policies is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Additional information on our use of derivative instruments is contained in Note 15.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Disclosures

As of December 31, 2011 and 2010, the Consolidated Balance Sheet contains the following financial instruments for which disclosure of fair value is required.

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	December 31, 2011		December 31, 2010
	(Millions of dollars)
Assets
Cash and cash equivalents(a)	$764	$764	$876	$876
Time deposits(b)	95	95	80	80
Notes receivable(c)	394	373	611	597
Liabilities and redeemable securities of subsidiaries
Short-term debt(d)	87	87	79	79
Monetization loan(c)	397	386	397	397
Long-term debt(e)	5,648	6,671	4,988	5,556
Redeemable preferred securities of subsidiary(c)	506	568	1,012	1,092
Redeemable common securities of subsidiary(f)	41	41	35	35

(a)
Cash equivalents are comprised of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.

(b)
Time deposits, included in Other current assets on the Consolidated Balance Sheet, are comprised of deposits with original maturities of more than 90 days but less than one year. Time deposits are recorded at cost, which approximates fair value.

(c)
The note, monetization loan and redeemable preferred securities of subsidiary are not traded in active markets. Accordingly, their fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest payment dates. The difference between the carrying amount of the note and its fair value represents an unrealized loss position for which an other-than-temporary impairment has not been recognized in earnings because we have both the intent and ability to hold the note for a period of time sufficient to allow for an anticipated recovery of fair value to the carrying amount of the note.

(d)	Short-term debt is recorded at cost, which approximates fair value.

(e)
Long-term debt excludes the monetization loan and includes the current portion ($619 million and $265 million as of December 31, 2011 and 2010, respectively) of these debt instruments. Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(f)	The fair value of the redeemable common securities of subsidiary was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 6.    Monetization Financing Entity

At December 31, 2011, we have a minority voting interest in a financing entity used to monetize a note receivable received from the sale of nonstrategic timberlands and related assets to a nonaffiliated buyer. We are the primary beneficiary of the entity and, accordingly, consolidate the entity in our Consolidated Financial Statements. The note receivable has a face value of $397 million and is backed by an irrevocable standby letter of credit issued by a money center bank. The note receivable matures on September 30, 2014 and earns interest at LIBOR. The note receivable and other assets were transferred to the financing entity in 1999.  A nonaffiliated financial institution (the “Third Party”) made a substantive capital investment in the financing entity and has majority voting control over it.  The Third Party also made a monetization loan of $397 million to us, which was assumed by the financing entity at the time the note receivable was transferred to the financing entity.  The monetization loan is secured by the note receivable and intercompany financial instruments, which serve as secondary collateral for the monetization loan.  The monetization loan has a maturity date of January 31, 2014, and has an interest rate of LIBOR plus 75 bps.

In addition, we collected in cash the $220 million face value of a note receivable that matured on July 7, 2011.  This note receivable was related to another financing entity that was similar to that described above, but for which we acquired the voting equity interest of the Third Party and its monetization loan rights in November 2009.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Acquisitions and Intangible Assets

Acquisitions

During 2009, we acquired the remaining 31 percent interest in our Andean region subsidiary, Colombiana Kimberly Colpapel S.A. for $289 million. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income ("AOCI") and additional paid-in capital classified in stockholders’ equity by $278 million and increased investments in equity companies by $11 million.

During 2009, we acquired Jackson Products, Inc. (“Jackson”), a privately-held safety products company, for $155 million, net of cash acquired. The excess of the purchase price over the fair values of assets and liabilities acquired resulted in recognition of goodwill of $95 million, none of which is deductible for income tax purposes. Jackson’s net sales were 3 percent of the KCP & Other business segment net sales in 2009.

During 2009, we acquired Baylis Medical Company’s pain management business. Our Health Care business has been the exclusive distributor of these pain management products in the U.S. since 2001. The excess of the purchase price over the fair values of assets and liabilities acquired resulted in recognition of goodwill of $19 million, the majority of which is deductible for income tax purposes.

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

Goodwill

The changes in the carrying amount of goodwill by business segment are as follows:

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Total
	(Millions of dollars)
Balance at December 31, 2009	$745	$669	$435	$1,426	$3,275
Currency and other	58	45	16	9	128
Balance at December 31, 2010	803	714	451	1,435	3,403
Currency and other	(34)	(20)	(8)	(1)	(63)
Balance at December 31, 2011	$769	$694	$443	$1,434	$3,340

Other Intangible Assets

At December 31, 2011 and 2010, we had intangible assets with indefinite useful lives of $11 million related to acquired in-process research and development. Intangible assets subject to amortization consist of the following at December 31:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions of dollars)
Trademarks	$252	$147	$257	$141
Patents and developed technologies	157	53	157	48
Other	96	51	93	42
Total	$505	$251	$507	$231

Amortization expense for intangible assets was $24 million in 2011, $25 million in 2010 and $18 million in 2009. Amortization expense is estimated to be $29 million in 2012, $39 million in 2013, $40 million in 2014, $32 million in 2015 and $25 million 2016.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Debt

Long-term debt is comprised of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2011	2010
			(Millions of dollars)
Notes and debentures	5.76%	2012 - 2046	$4,984	$4,286
Dealer remarketable securities	4.03%	2012 - 2016	200	200
Industrial development revenue bonds	0.13%	2015 - 2037	280	280
Bank loans and other financings in various currencies	2.70%	2012 - 2045	581	619
Total long-term debt			6,045	5,385
Less current portion			619	265
Long-term portion			$5,426	$5,120

Scheduled maturities of long-term debt for the next five years are $619 million in 2012, $592 million in 2013, $524 million in 2014, $344 million in 2015 and $51 million in 2016.

During 2010, we issued $250 million 3.625% notes due August 1, 2020. We used the net proceeds to repay floating rate notes that were due July 30, 2010.

In February 2011, we issued $250 million of 3.875% notes due March 1, 2021 and $450 million of 5.3% notes due March 1, 2041. Proceeds from the offering were used for general corporate purposes, including purchasing shares of company common stock pursuant to publicly announced share repurchase programs.

On February 9, 2012, we issued $300 million of 2.4% notes due March 1, 2022.  Proceeds from the offering were used for general corporate purposes, including to repay a portion of our $400 million aggregate principal amount of 5.625% notes that were due February 15, 2012.

In 2006, we issued $200 million of dealer remarketable securities that have a final maturity in 2016. The remarketing provisions of these debt instruments require that each year the securities either be remarketed by the dealer or repaid. In both 2010 and 2011, the dealer exercised its option to remarket the securities for another year, and remarketed the securities to third parties. At December 31, 2011, the fair value of the dealer’s option to remarket the securities each year through 2016 is estimated to be $22.9 million. We would be obligated to pay the dealer the fair value of its option in the event the securities are not remarketed for any reason other than the dealer’s election not to remarket or the failure of the dealer to successfully remarket the securities if the conditions to a remarketing are satisfied. We do not expect this contingency to materialize.

In October 2011, we renegotiated our $1.33 billion unused revolving credit facility, resulting in (1) a five year facility of $1.5 billion scheduled to expire in October 2016, (2) an additional $500 million facility scheduled to expire in October 2012, and (3) an option to increase either (but not both) the $1.5 billion facility or the $500 million facility by an additional $500 million. This facility supports our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason. We did not borrow any amounts under the revolving credit facility in 2011.

Note 9.    Redeemable Preferred and Common Securities of Subsidiaries

In February 2001, we, together with a non-affiliated third party entity (the “Third Party”), formed a Luxembourg-based financing subsidiary. We are the primary beneficiary of the subsidiary and, accordingly, consolidate the subsidiary in our Consolidated Financial Statements.

Prior to December 2011, the Third Party had investments in two classes of voting-preferred securities issued by the subsidiary (the “Preferred Securities”). The two classes of Preferred Securities, Class A-1 and Class A-2, had a par value of $500 million each for an aggregate of $1 billion. The Class A-1 and Class A-2 Preferred Securities accrue a fixed annual rate of return of 5.074 percent and 5.417 percent, respectively, which is paid on a quarterly basis. In December 2011, the subsidiary redeemed the Class A-1 Preferred Securities. The Class A-2 Preferred Securities are redeemable in December 2014 and on each 7-year anniversary

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

thereafter, at par value plus any accrued but unpaid return. At December 31, 2011, the Preferred Securities represent 96 percent of the voting power of the subsidiary.

The subsidiary also has issued voting-preferred and common securities to Kimberly-Clark for total cash proceeds of $500 million. These securities are entitled to a combined four percent vote, and the common securities are entitled to all of the residual equity after satisfaction of the preferred interests.

Approximately 98 percent of the total cash contributed to the entity has been loaned to Kimberly-Clark. These long-term loans bear fixed annual interest rates. The funds remaining in the financing subsidiary are primarily invested in equity-based exchange-traded funds. The preferred and common securities of the subsidiary held by Kimberly-Clark and the intercompany loans have been eliminated in our consolidated financial statements. The return on the Preferred Securities is included in net income attributable to noncontrolling interests in our Consolidated Income Statement. The Preferred Securities are included in Total Current Liabilities and Redeemable Preferred and Common Securities of Subsidiaries on our Consolidated Balance Sheet, as appropriate.

Neither the Third Party nor creditors of the subsidiary have recourse to our general credit. If our credit ratings are downgraded below BBB- or Baa3, or if the Third Party elects to have its preferred securities redeemed on the specified redemption date, then the loans would become payable to the financing subsidiary to the extent necessary to enable the financing subsidiary to pay the redemption value. Our credit ratings are above this level as of February 29, 2012, and we do not anticipate they will be downgraded below this level in the near future.

In addition, our subsidiary in Central America has outstanding redeemable common securities that are held by a noncontrolling interest.

Note 10.    Stock-Based Compensation

We have a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan (the “Plans”), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2011, the number of shares of common stock available for grants under the Plans aggregated 25.8 million shares.

Stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant, and they have a term of 10 years. Stock options granted to employees in the U.S. and certain non-U.S. employees are subject to graded vesting whereby options vest 30 percent at the end of each of the first two 12-month periods following the grant and 40 percent at the end of the third 12-month period. Options granted to certain non-U.S. employees cliff vest at the end of three or four years.

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

Stock-based compensation costs of $48 million, $52 million and $86 million and related deferred income tax benefits of $15 million, $19 million and $28 million were recognized for 2011, 2010 and 2009, respectively.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of options granted was estimated at $2.98, $4.15 and $4.32, in 2011, 2010 and 2009, respectively, per option on the date of grant based on the following assumptions:

	Year Ended December 31
	2011	2010	2009

Dividend yield	5.00%	5.00%	5.60%
Volatility	12.54%	14.77%	19.81%
Risk-free interest rate	2.26%	2.74%	2.39%
Expected life—years	6.3	6.4	6.6

Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2011	Weighted- Average Service Years

	(Millions of Dollars)
Nonvested stock options	$10	0.9
Restricted shares and time-vested restricted share units	$7	1.1
Nonvested performance-based restricted share units	$41	1.5

Excess tax benefits, resulting from tax deductions in excess of the compensation cost recognized, aggregating $15 million, $6 million and $9 million were classified as Other cash inflows under Financing Activities for the years ended December 31, 2011, 2010, and 2009, respectively.

A summary of stock-based compensation under the Plans is presented below:

Stock Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (Millions of dollars)

Outstanding at January 1, 2011	25,793	$61.62
Granted	2,118	64.81
Exercised	(7,496)	59.16
Forfeited or expired	(3,331)	67.66
Outstanding at December 31, 2011	17,084	61.92	5.8	$199
Exercisable at December 31, 2011	11,577	62.68	4.6	$126

The following summarizes the effect of the exercises of stock options:

	Year Ended December 31
	2011	2010	2009
	(Millions of dollars)
Cash received	$435	$131	$165
Income tax benefit received	13	5	8
Intrinsic value	69	19	30

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2011	627	$61.35	2,170	$57.71
Granted	130	65.60	1,040	64.93
Vested	(460)	62.75	(108)	62.68
Forfeited	(21)	60.56	(704)	62.98
Nonvested at December 31, 2011	276	61.07	2,398	59.08

The total fair value of restricted shares and restricted share units that were distributed to participants during 2011, 2010 and 2009 was $28 million, $31 million and $25 million, respectively.

Note 11.    Employee Postretirement Benefits

Pension Plans

Substantially all regular employees in North America and the United Kingdom are covered by defined benefit pension plans (the “Principal Plans”) and/or defined contribution retirement plans. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for the Principal Plans is to contribute assets at least equal in amount to regulatory minimum requirements. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded. Funding for the remaining defined benefit plans outside the U.S. is based on legal requirements, tax considerations, investment opportunities, and customary business practices in these countries.

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

In the U.S., health care benefit costs are capped and indexed by 3 percent annually for certain employees retiring on or before April 1, 2004. The future cost for retiree health care benefits is limited to a defined fixed cost based on the years of service for certain employees retiring after April 1, 2004. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 7.1 percent in 2012 and to decline to 5.1 percent in 2018 and thereafter.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2011	2010	2011	2010
	(Millions of dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,658	$5,491	$796	$795
Service cost	57	56	14	14
Interest cost	307	309	41	44
Actuarial loss (gain)	374	201	33	(10)
Currency and other	(103)	(19)	(22)	17
Benefit payments from plans	(359)	(356)	—	—
Direct benefit payments	(14)	(24)	(74)	(64)
Benefit obligation at end of year	5,920	5,658	788	796
Change in Plan Assets
Fair value of plan assets at beginning of year	4,600	4,244	—	—
Actual gain on plan assets	309	473	—	—
Employer contributions	679	245	—	—
Currency and other	(15)	(6)	—	—
Benefit payments	(359)	(356)	—	—
Fair value of plan assets at end of year	5,214	4,600	—	—
Funded Status	$(706)	$(1,058)	$(788)	$(796)
Amounts Recognized in the Balance Sheet
Noncurrent asset—Prepaid benefit cost	$20	$21	$—	$—
Current liability—Accrued benefit cost	(13)	(11)	(59)	(64)
Noncurrent liability—Accrued benefit cost	(713)	(1,068)	(729)	(732)
Net amount recognized	$(706)	$(1,058)	$(788)	$(796)

Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2011	2010	2011	2010	2011	2010
	(Millions of dollars)
Projected benefit obligation (“PBO”)	$5,421	$5,149	$499	$509	$5,920	$5,658
Accumulated benefit obligation (“ABO”)	5,395	5,041	419	434	5,814	5,475
Fair value of plan assets	4,840	4,192	374	408	5,214	4,600

The PBO and fair value of plan assets for the Principal Plans include $4,021 million and $3,478 million, respectively, related to the U.S. qualified and nonqualified pension plans as of December 31, 2011. The PBO and fair value of plan assets for the Principal Plans include $3,744 million and $2,984 million, respectively, related to the U.S. qualified and nonqualified pension plans as of December 31, 2010.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2011	2010
	(Millions of dollars)
PBO	$5,708	$5,187
ABO	5,664	5,076
Fair value of plan assets	5,016	4,135

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2011	2010	2009	2011	2010	2009
	(Millions of dollars)
Service cost	$57	$56	$68	$14	$14	$14
Interest cost	307	309	310	41	44	47
Expected return on plan assets(a)	(345)	(336)	(269)	—	—	—
Amortization of prior service cost and transition amount	3	2	3	1	3	2
Recognized net actuarial loss	94	99	111	—	1	—
Other	3	3	28	—	—	—
Net periodic benefit cost	$119	$133	$251	$56	$62	$63

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the remeasurement date, typically the prior year-end (adjusted for estimated current year cash benefit payments and contributions), by the expected long-term rate of return.

Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009

Discount rate	5.51%	5.85%	6.40%	5.44%	5.79%	6.50%
Expected long-term return on plan assets	7.14%	7.96%	8.17%	—	—	—
Rate of compensation increase	4.05%	4.09%	3.94%	—	—	—

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Discount rate	4.87%	5.51%	4.70%	5.44%
Rate of compensation increase	2.91%	4.05%	—	—

Expected Long-Term Rate of Return and Investment Strategies for the Principal Plans

Strategic asset allocation decisions are made considering several risk factors, including plan participants’ retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark’s financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geography and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected long-term rate of return is evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class and historical long-term market performance relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 7.35 percent in 2011 compared with 8.19 percent in 2010 and will be 6.68 percent in 2012.

Plan Assets

Pension plan asset allocations for our Principal Plans are as follows:

Asset Category	Target Allocation 2012	Percentage of Plan Assets at December 31
		2011	2010

Equity securities	40%	42%	62%
Fixed income securities	60	58	38
Total	100%	100%	100%

Set forth below are the pension plan assets of the Principal Plans measured at fair value, together with the inputs used to develop those fair value measurements.

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
	(Millions of dollars)
Cash and Cash Equivalents
Held directly	$24	$24	$—
Held through mutual and pooled funds	180	50	130
Fixed Income
Held directly:
U.S. government and municipals	187	93	94
U.S. corporate debt	993	—	993
U.S. securitized fixed income	13	—	13
Held through mutual and pooled funds:
U.S. government and municipals	472	—	472
U.S. corporate debt	185	—	185
International bonds	765	—	765
Multi-sector	2	2	—
Equity
Held directly:
International equity	189	189	—
Held through mutual and pooled funds:
U.S. equity	680	3	677
Non-U.S. equity	869	1	868
Global equity	252	—	252
U.S. equity collars	29	—	29
Total Plan Assets	$4,840	$362	$4,478

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
	(Millions of dollars)
Cash and Cash Equivalents
Held directly	$34	$34	$—
Held through mutual and pooled funds	99	41	58
Fixed Income
Held directly:
U.S. government and municipals	174	123	51
U.S. corporate debt	334	—	334
U.S. securitized fixed income	18	—	18
Held through mutual and pooled funds:
U.S. government and municipals	52	—	52
U.S. corporate debt	199	—	199
International bonds	619	—	619
Multi-sector	57	1	56
Equity
Held directly:
U.S. equity	615	615	—
International equity	206	206	—
Held through mutual and pooled funds:
U.S. equity	878	3	875
Non-U.S. equity	746	1	745
Global equity	217	—	217
U.S. equity collars	(56)	—	(56)
Total Plan Assets	$4,192	$1,024	$3,168

During 2011 and 2010, the plan assets did not include a significant amount of Kimberly-Clark common stock.
Various derivative instruments are utilized in the management of K-C’s defined benefit plan assets. These derivative instruments are used to manage risk or achieve a target asset allocation. For the U.S. pension plan, equity volatility is managed by entering into exchange-traded puts and over-the-counter calls to create equity collars with a zero net premium at initiation. The equity collar strategy is designed to reduce potential equity losses while limiting gains, resulting in lower equity volatility for the plan. As of December 31, 2011, equity collars are in place on approximately 33 percent of the U.S. plan’s $1.4 billion equity allocation.

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

Fair values of equity securities and fixed income securities held through units of pooled funds are based on net asset value (NAV) of the units of the pooled fund determined by the fund manager. Pooled funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. As pooled funds are typically only accessible by institutional investors, the NAV is not readily observable by non-institutional investors.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2011, there were no significant concentrations of equity or debt securities in any single issuer or industry.

As of December 31, 2011 and 2010, there were less than $1 million of assets in the Principal Plans with a level 3 fair value determination (significant unobservable inputs). In addition, during 2011 and 2010, there were no significant transfers of assets in the Principal Plans among level 1, 2 or 3 fair value determinations.

Cash Flows

We expect to contribute between $50 million and $100 million to our pension plans in 2012.

Estimated Future Benefit Payments

Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
	(Millions of dollars)
2012	$362	$60
2013	356	59
2014	356	60
2015	361	61
2016	365	62
2017-2021	1,957	320

Health Care Cost Trends

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2011 data:

	One-Percentage-Point
	Increase	Decrease
	(Millions of dollars)
Effect on total of service and interest cost components	$2	$2
Effect on postretirement benefit obligation	23	23

Defined Contribution Pension Plans

In 2009, we took action with respect to our U.S. Incentive Investment Plan (a 401(k) plan), Retirement Contribution Plan and Retirement Contribution Excess Benefit Program to discontinue all contributions and future accruals, as applicable, with respect to these plans for future plan years (other than for certain employees subject to collective bargaining agreements). Effective January 1, 2010, we adopted a new 401(k) profit sharing plan, and amended our supplemental plan, to provide for a matching contribution of a U.S. employee’s contributions and accruals, as applicable to the plans, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. Except for certain employees subject to collective bargaining agreements, U.S. participants’ investment balances in our existing 401(k) plan and Retirement Contribution Plan were transferred to the new 401(k) plan. We also have defined contribution pension plans for certain employees outside the U.S.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs charged to expense for our defined contribution pension plans were as follows:

	2011	2010	2009
	(Millions of dollars)
U.S.	$77	$75	$73
Outside the U.S.	36	23	19
Total	$113	$98	$92

Note 12.    Stockholders’ Equity

Set forth below are reconciliations of the carrying amount of total stockholders’ equity and the amount of net income allocable to redeemable preferred securities of subsidiaries.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Stockholders’ Equity Attributable to
	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
	(Millions of dollars)
Balance at December 31, 2008		$3,878	$383	$1,032
Comprehensive Income:
Net income	$1,994	1,884	54	56
Other comprehensive income, net of tax:
Unrealized translation	625	619	6	—
Employee postretirement benefits	(34)	(32)	(2)	—
Other	3	3	—	—
Total Comprehensive Income	$2,588
Stock-based awards		150	—	—
Income tax benefits on stock-based compensation		7	—	—
Shares repurchased		(7)	—	—
Recognition of stock-based compensation		86	—	—
Dividends declared		(996)	(45)	(1)
Additional investment in subsidiary and other		(186)	(111)	18
Return on redeemable preferred securities and noncontrolling interests		—	(1)	(53)
Balance at December 31, 2009		5,406	284	1,052
Comprehensive Income:
Net income	$1,943	1,843	44	56
Other comprehensive income, net of tax:
Unrealized translation	334	326	7	1
Employee postretirement benefits	55	57	(2)	—
Other	(16)	(16)	—	—
Total Comprehensive Income	$2,316
Stock-based awards		133	—	—
Income tax benefits on stock-based compensation		2	—	—
Shares repurchased		(809)	—	—
Recognition of stock-based compensation		52	—	—
Dividends declared		(1,085)	(47)	(1)
Other		8	(1)	(7)
Return on redeemable preferred securities		—	—	(54)
Balance at December 31, 2010		5,917	285	1,047
Comprehensive Income:
Net income	$1,684	1,591	39	54
Other comprehensive income, net of tax:
Unrealized translation	(249)	(236)	(13)	—
Employee postretirement benefits	(134)	(133)	(1)	—
Other	(30)	(31)	1	—
Total Comprehensive Income	$1,271
Stock-based awards		443	—	—
Income tax benefits on stock-based compensation		10	—	—
Shares repurchased		(1,247)	—	—
Recognition of stock-based compensation		48	—	—
Dividends declared		(1,107)	(29)	(1)
Other		(6)	(1)	4
Redemption of redeemable preferred securities		—	—	(500)
Return on redeemable preferred securities and noncontrolling interests		—	(1)	(57)
Balance at December 31, 2011		$5,249	$280	$547

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

Year Ended December 31, 2009
(Millions of dollars)
Net Income attributable to Kimberly-Clark	$1,884
Decrease in Kimberly-Clark Corporation’s additional paid-in capital	(133)
Change from net income attributable to Kimberly-Clark and transfers to noncontrolling interests	$1,751

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss) attributable to Kimberly-Clark are as follows:

	Year Ended December 31
	2011			2010			2009
	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
	(Millions of dollars)
Unrealized translation	$(243)	$7	$(236)	$332	$(6)	$326	$619	$—	$619
Defined benefit pension plans:
Unrecognized net actuarial loss and transition amount
Funded status recognition	(396)	144	(252)	(58)	23	(35)	(111)	19	(92)
Amortization included in net periodic benefit cost	94	(33)	61	99	(34)	65	111	(40)	71
Currency and other	(2)	5	3	10	1	11	(36)	7	(29)
	(304)	116	(188)	51	(10)	41	(36)	(14)	(50)
Unrecognized prior service cost
Funded status recognition	74	(17)	57	(1)	—	(1)	18	(6)	12
Amortization included in net periodic benefit cost	3	(1)	2	2	(1)	1	3	(1)	2
Currency and other	(4)	1	(3)	(1)	1	—	—	(1)	(1)
	73	(17)	56	—	—	—	21	(8)	13
	(231)	99	(132)	51	(10)	41	(15)	(22)	(37)
Other postretirement benefit plans:
Unrecognized net actuarial loss and transition amount
Funded status recognition	(31)	10	(21)	10	8	18	9	(5)	4
Amortization included in net periodic benefit cost	—	—	—	1	(4)	(3)	—	—	—
Currency and other	—	—	—	(1)	1	—	(1)	1	—
	(31)	10	(21)	10	5	15	8	(4)	4
Unrecognized prior service cost
Funded status recognition	31	(11)	20	—	—	—	—	—	—
Amortization included in net periodic benefit cost	1	(1)	—	3	(1)	2	2	(1)	1
Currency and other	—	—	—	(1)	—	(1)	—	—	—
	32	(12)	20	2	(1)	1	2	(1)	1
	1	(2)	(1)	12	4	16	10	(5)	5
Cash flow hedges and other:
Recognition of effective portion of hedges	(81)	34	(47)	(37)	14	(23)	(29)	8	(21)
Amortization included in net income	39	(12)	27	17	(5)	12	45	(18)	27
Currency and other	(13)	2	(11)	(8)	3	(5)	(3)	—	(3)
	(55)	24	(31)	(28)	12	(16)	13	(10)	3
Other comprehensive income (loss)	$(528)	$128	$(400)	$367	$—	$367	$627	$(37)	$590
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	(37)	—	(37)
Change in accumulated other comprehensive income (loss)	$(528)	$128	$(400)	$367	$—	$367	$590	$(37)	$553

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated balances of other comprehensive income (loss) attributable to Kimberly-Clark, net of applicable income taxes, are as follows:

	December 31
	2011	2010
	(Millions of dollars)
Unrealized translation	$(221)	$15
Unrecognized net actuarial loss and transition amount	(1,669)	(1,460)
Unrecognized prior service credit (cost)	60	(16)
Deferred losses on cash flow hedges	(34)	(3)
Unrealized holding losses on securities	(2)	(2)
Accumulated other comprehensive income (loss)	$(1,866)	$(1,466)

Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation is primarily due to a strengthening of the U.S. dollar versus most foreign currencies, partially offset by a weakening of the U.S. dollar against the Australian dollar.

Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

Unrecognized net actuarial loss and unrecognized prior service credit of $109 million and $6 million, respectively, are expected to be recognized as a component of net periodic benefit cost in 2012.

At December 31, 2011, unremitted net income of equity companies included in consolidated retained earnings was $1.0 billion.

Note 13.    Leases and Commitments

We have entered into operating leases for certain warehouse facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year are as follows:

Year Ending December 31
(Millions of dollars)
2012	$167
2013	136
2014	114
2015	83
2016	54
Thereafter	128
Future minimum obligations	$682

Consolidated rental expense under operating leases was $278 million, $296 million and $284 million in 2011, 2010 and 2009, respectively.

We have entered into long-term contracts for the purchase of pulp and utilities, principally electricity. Commitments under these contracts based on current prices are $709 million in 2012, $154 million in 2013, $44 million in 2014, $17 million in 2015 and $18 million in 2016. Total commitments beyond the year 2016 are $59 million.

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

Note 15.    Objectives and Strategies for Using Derivatives

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

Set forth below is a summary of the fair values of our derivative instruments classified by the risks they are used to manage as of December 31, 2011.

	Assets		Liabilities
	2011	2010	2011	2010
	(Millions of dollars)
Foreign currency exchange risk	$45	$46	$33	$39
Interest rate risk	16	24	75	2
Commodity price risk	—	—	12	7
Total	$61	$70	$120	$48

Foreign Currency Exchange Risk Management
We have a centralized U.S. dollar functional currency international treasury operation (“In-House Bank”) that manages foreign currency exchange risks by netting, on a daily basis, our exposures to recorded non-U.S. dollar assets and liabilities and entering into derivative instruments with third parties whenever our net exposure in any single currency exceeds predetermined limits. These derivative instruments are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in earnings when they occur. The In-House Bank also records the gain or loss on the remeasurement of its non-U.S. dollar-denominated monetary assets and liabilities in earnings. Consequently, the net effect on earnings from the use of these non-designated derivatives is substantially neutralized by transactional gains and losses recorded on the underlying assets and liabilities. The In-House Bank’s daily notional derivative positions with third parties averaged $1.4 billion during 2011 and its average net exposure for the year was $1.2 billion. The In-House Bank used nine counterparties for its foreign exchange derivative contracts.

We enter into derivative instruments to hedge a portion of the net foreign currency exposures of our non-U.S. operations, principally for their forecasted purchases of pulp, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominately in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. As of December 31, 2011, outstanding derivative contracts of $850 million notional

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value were designated as cash flow hedges related to the forecasted purchases of pulp and intercompany finished goods and work-in-process.

The foreign currency exposure on non-functional currency denominated monetary assets and liabilities managed outside the In-House Bank, primarily intercompany loans and accounts payable, is hedged with derivative instruments with third parties. At December 31, 2011, the notional amount of these predominantly undesignated derivative instruments was $700 million.

Foreign Currency Translation Risk Management
Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. The risk to any particular entity's net assets is minimized to the extent that the entity is financed with local currency borrowing. There were no net investment hedges in place at December 31, 2011.

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

At December 31, 2011, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges and cash flow hedges were $700 million and $580 million, respectively.

Commodity Price Risk Management
We use derivative instruments to hedge a portion of our exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.

As of December 31, 2011, outstanding commodity forward contracts were in place to hedge forecasted purchases of about 30 percent of our estimated natural gas requirements in 2012 and a lesser percentage for future periods.

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income

Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt.

Fair value hedges resulted in no significant ineffectiveness in the years ended December 31, 2011, 2010 and 2009. For the years ended December 31, 2011, 2010 and 2009, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings.

Cash flow hedges resulted in no significant ineffectiveness in the years ended December 31, 2011, 2010 and 2009. For the years ended December 31, 2011, 2010 and 2009, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At December 31, 2011, $10 million of after-tax gains are expected to be reclassified from AOCI primarily to cost of sales during the next twelve months,

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow hedges in place at December 31, 2011 is January 2014.

Quantitative Information About our Use of Derivative Instruments
The following tables display the location and amount of pretax gains and losses reported in the Consolidated Income Statement and Consolidated Statement of Other Comprehensive Income (“OCI”) and the location and fair values of derivative instruments presented in the Consolidated Balance Sheet.

	Income Statement Classifications	(Gain) or Loss Recognized in Income
		2011	2010	2009
		(Millions of dollars)
Undesignated foreign exchange hedging instruments	Other (income) and expense, net(a)	$(3)	$(57)	$95
Fair Value Hedges
Foreign exchange contracts	Other (income) and expense, net	$—	$(1)	$6
Hedged foreign exchange monetary assets and liabilities	Other (income) and expense, net	$—	$1	$(6)
Interest rate swap contracts	Interest expense	$(14)	$(8)	$(9)
Hedged debt instruments	Interest expense	$14	$8	$9

	Amount of (Gain) or Loss Recognized In AOCI			Income Statement Classification of (Gain) or Loss Reclassified from AOCI	(Gain) or Loss Reclassified from AOCI to Income
	2011	2010	2009		2011	2010	2009
	(Millions of dollars)				(Millions of dollars)
Cash Flow Hedges
Interest rate contracts	$81	$21	$(29)	Interest expense	$(3)	$(3)	$(3)
Foreign exchange contracts	(7)	—	32	Cost of products sold	40	7	5
Foreign exchange contracts	(8)	—	—	Other (income) and expense, net	(8)	—	—
Commodity contracts	15	16	26	Cost of products sold	10	13	43
Total	$81	$37	$29		$39	$17	$45
Net Investment Hedges
Foreign exchange contracts	$(6)	$6	$18		$—	$—	$—

(a)
(Gains) and losses on these instruments primarily relate to derivatives entered into with third parties to manage foreign currency exchange exposure on remeasurement of non-functional currency denominated monetary assets and liabilities. Consequently, the effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses recorded on the underlying assets and liabilities.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Derivative Instruments
	Balance Sheet Location	2011	2010
Assets		(Millions of dollars)
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$3	$—
Interest rate contracts	Other assets	11	24
Foreign exchange contracts	Other current assets	25	4
Foreign exchange contracts	Other assets	9	1
Total		48	29
Undesignated derivatives:
Foreign exchange contracts and other	Other current assets	13	41
Total asset derivatives		$61	$70
Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses	$44	$—
Interest rate contracts	Other liabilities	31	2
Foreign exchange contracts	Accrued expenses	6	16
Foreign exchange contracts	Other liabilities	—	3
Commodity contracts	Accrued expenses	11	7
Commodity contracts	Other liabilities	1	—
Total		93	28
Undesignated derivatives:
Foreign exchange contracts and other	Accrued expenses	27	20
Total liability derivatives		$120	$48

Note 16.    Income Taxes

An analysis of the provision for income taxes follows:

	Year Ended December 31
	2011	2010	2009
	(Millions of dollars)
Current income taxes:
United States	$43	$368	$313
State	32	95	(5)
Other countries	311	337	297
Total	386	800	605
Deferred income taxes:
United States	254	(15)	99
State	29	(24)	(5)
Other countries	(9)	27	47
Total	274	(12)	141
Total provision for income taxes	$660	$788	$746

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2011	2010	2009
	(Millions of dollars)
United States	$1,317	$1,609	$1,643
Other countries	866	941	933
Total income before income taxes	$2,183	$2,550	$2,576

Deferred income tax assets (liabilities) are composed of the following:

	December 31
	2011	2010
	(Millions of dollars)
Net current deferred income tax asset attributable to:
Accrued expenses	$109	$103
Pension, postretirement and other employee benefits	87	82
Other	(9)	2
Net current deferred income tax asset included in other current assets	$187	$187
Net current deferred income tax liability included in accrued expenses	$(26)	$(28)
Net noncurrent deferred income tax asset attributable to:
Tax credits and loss carryforwards	$414	$447
Pension and other postretirement benefits	69	153
Other	10	(55)
Valuation allowances	(195)	(233)
Net noncurrent deferred income tax asset included in other assets	$298	$312
Net noncurrent deferred income tax liability attributable to:
Property, plant and equipment, net	$(1,176)	$(1,081)
Pension, postretirement and other employee benefits	514	550
Tax credits and loss carryforwards	343	447
Installment sales	(118)	(112)
Other	(46)	(173)
Net noncurrent deferred income tax liability included in other liabilities	$(483)	$(369)

Valuation allowances decreased $58 million in 2011 and increased $43 million in 2010, of which $36 million and $25 million impacted 2011 and 2010 earnings, respectively. Total valuation allowances were$229 million and $287 million at December 31, 2011 and 2010, respectively. Valuation allowances at the end of 2011 primarily relate to tax credits and income tax loss carryforwards of $1.2 billion. If these items are not utilized against taxable income, $532 million of the loss carryforwards will expire from 2012 through 2031. The remaining $656 million has no expiration date.

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective provision for income taxes:

	Year Ended December 31
	2011	2010	2009

Tax at U.S. statutory rate applied to income before income taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	1.8	(0.3)
Statutory rates other than U.S. statutory rate	(2.3)	(3.0)	(2.4)
Other - net(a)	(4.3)	(2.9)	(3.3)
Effective income tax rate	30.2%	30.9%	29.0%

(a)	Other-net is comprised of numerous items, none of which is greater than 1.75 percent of income before income taxes.

At December 31, 2011, U.S. income taxes and foreign withholding taxes have not been provided on $8.4 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities, or if we were to sell our stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation. We do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations in the foreseeable future.

Accounting for Uncertainty in Income Taxes

Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2011	2010	2009
	(Millions of dollars)
Balance at January 1	$568	$570	$438
Gross increases for tax positions of prior years	17	67	139
Gross decreases for tax positions of prior years	(60)	(89)	(77)
Gross increases for tax positions of the current year	55	54	113
Settlements	(15)	(36)	(39)
Lapse of statute of limitations	(4)	—	(10)
Currency	(3)	2	6
Balance at December 31	$558	$568	$570

Of the amounts recorded as unrecognized tax benefits at December 31, 2011, 2010 and 2009, $383 million, $474 million and $488 million would reduce our effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2011, 2010 and 2009, we recognized a net cost of $9 million, $8 million and $2 million, respectively, in interest and penalties. Total accrued penalties and net accrued interest was $25 million and $15 million at December 31, 2011 and 2010, respectively.

It is reasonably possible that a number of uncertainties could be resolved within the next 12 months. The most significant uncertainties involve certain financing structures and tax credits. Various other uncertain tax positions also may be resolved. It is reasonably possible the aggregate resolution of the uncertainties could be up to $200 million, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years

United States	2008 to 2011
United Kingdom	2009 to 2011
Canada	2007 to 2011
South Korea	2006 to 2011
Australia	2008 to 2011

Our U.S. federal income tax returns have been audited through 2007. We have various federal income tax return positions in administrative appeals or litigation for 1999 to 2007.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state effect of any changes to filed federal positions remains subject to examination by various states for a period of up to two years after formal notification to the states. We have various state income tax return positions in the process of examination, administrative appeals or litigation.

Note 17.    Earnings Per Share

A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Average Common Shares Outstanding
	2011	2010	2009
	(Millions)
Average shares outstanding	395.4	411.3	414.6
Participating securities	0.3	1.1	1.5
Basic	395.7	412.4	416.1
Dilutive effect of stock options	1.6	1.1	0.4
Dilutive effect of restricted share and restricted share unit awards	1.3	0.9	0.3
Diluted	398.6	414.4	416.8

Options outstanding that were not included in the computation of diluted EPS mainly because their exercise price was greater than the average market price of the common shares are summarized below:

	2011	2010	2009

Average number of share equivalents (millions)	3.6	13.9	21.8
Weighted-average exercise price	$71.49	$66.00	$64.12
Expiration date of options	2011 to 2021	2010 to 2020	2009 to 2019
Options outstanding at year-end (millions)	3.0	14.7	20.3

The number of common shares outstanding as of December 31, 2011, 2010 and 2009 was 395.7 million, 406.9 million and 416.9 million, respectively.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Business Segment and Geographic Data Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care, Consumer Tissue, KCP & Other, and Health Care. The reportable segments were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with the business segments, including the charges related to the pulp and tissue restructuring described in Note 2.

The principal sources of revenue in each global business segment are described below:

•
Personal Care brands offer parents a trusted partner in caring for their families and deliver confidence, protection and discretion to adults, through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, and other related products. Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Lightdays, Depend, Poise and other brand names.

•
Consumer Tissue offers a wide variety of innovative solutions and trusted brands that touch and improve people's lives every day.  Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Hakle, Page and other brand names.

•
K-C Professional & Other helps transform workplaces for employees and patrons, making them healthier, safer, and more productive, through a range of solutions and supporting products such as apparel, wipers, soaps, sanitizers, tissues, and towels.  Key brands in this segment include: Kleenex, Scott, WypAll, Kimtech, and Jackson Safety.

•
Health Care provides the essentials that help restore patients to better health and improve the quality of patients' lives. Through a portfolio of innovative medical device and infection prevention products, Health Care offers clinicians a range of solutions in pain management, respiratory and digestive health and medical supplies for the operating room. This business is a global leader in education to prevent healthcare-associated infections. Products are sold primarily under the Kimberly-Clark and ON-Q brand names.

Net sales to Wal-Mart Stores, Inc. were approximately 12 percent in 2011, and 13 percent in both 2010 and 2009.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning consolidated operations by business segment and geographic area, as well as data for equity companies, is presented in the following tables:

Consolidated Operations by Business Segment

	Personal Care	Consumer Tissue	K-C Professional & Other	Health Care	Corporate & Other		Consolidated Total
	(Millions of dollars)
Net Sales
2011	$9,128	$6,770	$3,294	$1,606	$48		$20,846
2010	8,670	6,497	3,110	1,460	9		19,746
2009	8,365	6,409	3,007	1,371	(37)		19,115
Operating Profit (a)
2011	1,526	775	487	219	(565)	(b)	2,442
2010	1,764	660	468	174	(293)	(c)	2,773
2009	1,739	736	464	244	(358)		2,825
Depreciation and Amortization
2011	296	541	187	55	12		1,091
2010	277	329	142	56	9		813
2009	255	314	148	50	16		783
Assets
2011	6,582	5,685	2,783	2,529	1,794		19,373
2010	6,316	6,106	2,962	2,410	2,070		19,864
2009	5,895	5,871	2,969	2,558	1,916		19,209
Capital Spending
2011	543	255	114	53	3		968
2010	436	331	156	40	1		964
2009	440	271	97	38	2		848

(a)	Segment operating profit excludes other (income) and expense, net and income and expenses not associated with the business segments.

(b)
Pulp and tissue restructuring charges of $415 million and a non-deductible business tax charge of $32 million related to a law change in Colombia are included in Corporate & Other in 2011. See additional information related to the pulp and tissue restructuring in Note 2. The restructuring charges related to the business segments are as follows:

Year Ended December 31, 2011
(Millions of dollars)
Consumer Tissue	$357
K-C Professional & Other	56
Other (income) and expense, net	2
Total	$415

(c)
Included in Corporate & Other in 2010 is a $98 million charge related to the adoption of highly inflationary accounting in Venezuela effective January 1, 2010. See additional information in Note 3. The charges related to the business segments are as follows:

Year Ended December 31, 2010
(Millions of dollars)
Personal Care	$11
Consumer Tissue	6
K-C Professional & Other	2
Other (income) and expense, net	79
Total	$98

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales of Principal Products

	2011	2010	2009
	(Billions of dollars)
Consumer tissue products	$6.7	$6.4	$6.3
Diapers	4.9	4.7	4.7
Away-from-home professional products	3.3	3.0	2.9
All other	5.9	5.6	5.2
Consolidated	$20.8	$19.7	$19.1

Consolidated Operations by Geographic Area

	United States	Canada	Inter- geographic Items(a)	Total North America	Europe	Asia, Latin America & Other	Inter- geographic Items	Corporate & Other	Consolidated Total
	(Millions of dollars)
Net Sales
2011	$10,463	$726	$(443)	$10,746	$3,401	$7,467	$(768)	$—	$20,846
2010	10,480	684	(445)	10,719	3,179	6,561	(713)	—	19,746
2009	10,146	596	(322)	10,420	3,220	6,124	(649)	—	19,115
Operating Profit(b)
2011	1,754	161	—	1,915	170	922	—	(565)	2,442
2010	1,901	125	—	2,026	222	818	—	(293)	2,773
2009	2,059	113	—	2,172	171	840	—	(358)	2,825
Net Property
2011	4,124	28	—	4,152	1,439	2,458	—	—	8,049
2010	4,290	30	—	4,320	1,552	2,484	—	—	8,356
2009	4,174	32	—	4,206	1,582	2,245	—	—	8,033

(a)	Intergeographic net sales include $89 million, $95 million and $82 million by operations in Canada to the U.S. in 2011, 2010 and 2009, respectively.

(b)	Geographic operating profit excludes Other (income) and expense, net and income and expenses not associated with geographic areas.

Equity Companies’ Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation’s Share of Net Income
	(Millions of dollars)
2011	$2,446	$796	$514	$335	$161
2010	2,310	815	555	378	181
2009	2,033	740	505	341	164
	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stockholders’ Equity
	(Millions of dollars)
2011	$1,000	$906	$491	$872	$543
2010	1,198	919	520	982	615
2009	1,108	867	772	624	579

Equity companies are principally engaged in operations in the Personal Care and Consumer Tissue businesses, and amounts above primarily reflect operations in Latin America.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, our equity companies and ownership interest were as follows: Kimberly-Clark Lever Private Limited (India) (50%), Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries (47.9%), Olayan Kimberly-Clark Arabia (49%), Olayan Kimberly-Clark (Bahrain) WLL (49%) and Tecnosur S.A. (Colombia) (50%).

Kimberly-Clark de Mexico, S.A.B. de C.V. is partially owned by the public and its stock is publicly traded in Mexico. At December 31, 2011, our investment in this equity company was $239 million, and the estimated fair value of the investment was $2.7 billion based on the market price of publicly traded shares.

Note 19.    Supplemental Data

Supplemental Income Statement Data

	Year Ended December 31
	2011	2010	2009
	(Millions of dollars)
Advertising expense	$686	$698	$559
Research expense	316	317	301
Foreign currency transaction (gains) losses, net	(27)	20	110

Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, net	2011	2010
	(Millions of dollars)
Accounts Receivable:
From customers	$2,352	$2,231
Other	328	321
Less allowance for doubtful accounts and sales discounts	(78)	(80)
Total	$2,602	$2,472

	December 31
	2011			2010
Summary of Inventories	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
	(Millions of dollars)
Inventories by Major Class:
At the lower of cost determined on the FIFO or weighted-average cost methods or market:
Raw materials	$163	$334	$497	$154	$350	$504
Work in process	245	126	371	195	144	339
Finished goods	708	760	1,468	715	763	1,478
Supplies and other	—	300	300	—	298	298
	1,116	1,520	2,636	1,064	1,555	2,619
Excess of FIFO or weighted-average cost over LIFO cost	(280)	—	(280)	(246)	—	(246)
Total	$836	$1,520	$2,356	$818	$1,555	$2,373

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31
Summary of Property, Plant and Equipment, net	2011	2010
	(Millions of dollars)
Property, Plant and Equipment
Land	$193	$220
Buildings	2,858	2,833
Machinery and equipment	14,676	14,271
Construction in progress	513	553
	18,240	17,877
Less accumulated depreciation	(10,191)	(9,521)
Total	$8,049	$8,356

	December 31
Summary of Accrued Expenses	2011	2010
	(Millions of dollars)
Accrued advertising and promotion	$377	$403
Accrued salaries and wages	380	350
Accrued quantity discounts	344	353
Accrued taxes - income and other	266	259
Other	659	648
Total	$2,026	$2,013

Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of (Increase) Decrease in Operating Working Capital(a)	Year Ended December 31
	2011	2010	2009
	(Millions of dollars)
Accounts receivable	$(169)	$45	$(20)
Inventories	9	(341)	523
Prepaid expenses	(19)	10	(1)
Trade accounts payable	161	263	278
Accrued expenses	(91)	(122)	201
Accrued income taxes	(107)	180	(27)
Derivatives	33	(61)	116
Currency	(79)	50	35
(Increase) decrease in operating working capital	$(262)	$24	$1,105

(a)	Excludes the effects of acquisitions and dispositions.

	Year Ended December 31
Other Cash Flow Data	2011	2010	2009
	(Millions of dollars)
Interest paid	$273	$248	$290
Income taxes paid	463	582	764

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31
Interest Expense	2011	2010	2009
	(Millions of dollars)
Gross interest cost	$285	$255	$288
Capitalized interest on major construction projects	(8)	(12)	(13)
Interest expense	$277	$243	$275

Note 20.    Unaudited Quarterly Data

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Millions of dollars, except per share amounts)
Net sales	$5,176	$5,382	$5,259	$5,029	$5,075	$4,979	$4,857	$4,835
Gross profit	1,544	1,588	1,557	1,463	1,645	1,614	1,644	1,647
Operating profit	611	662	625	544	699	698	711	665
Net income attributable to the Corporation	401	432	408	350	492	469	498	384
Per share basis:
Basic	1.02	1.10	1.04	.87	1.20	1.14	1.20	.92
Diluted	1.01	1.09	1.03	.86	1.20	1.14	1.20	.92
Cash dividends declared per share	.70	.70	.70	.70	.66	.66	.66	.66
Market price per share:
High	74.06	71.78	68.49	66.66	67.23	67.24	63.49	64.62
Low	68.27	61.00	63.40	62.33	61.06	59.62	59.57	58.25
Close	73.56	71.01	66.56	65.27	63.04	65.05	60.63	62.88

PART II
(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kimberly-Clark Corporation:

We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012, expressed an unqualified opinion on the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 29, 2012

PART II
(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Some financial statement amounts are based on estimates and judgments, and measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this annual report. These measures include an effective control-oriented environment in which the internal audit function plays an important role and an Audit Committee of the Board of Directors that oversees the financial reporting process. The consolidated financial statements have been audited by the independent registered public accounting firm, Deloitte & Touche LLP. During its audits, Deloitte & Touche LLP was given unrestricted access to all financial records, including minutes of all meetings of stockholders and our Board of Directors and all committees of our Board. Management believes that all representations made to the independent registered public accountants during their audits were valid and appropriate.

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

PART II
(Continued)

asset safeguarding.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

Deloitte & Touche LLP has issued its attestation report on the effectiveness of our internal control over financial reporting. That attestation report appears below.

/s/ Thomas J. Falk	/s/ Mark A. Buthman
Thomas J. Falk	Mark A. Buthman
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 29, 2012

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

We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

A Corporation's internal control over financial reporting is a process designed by, or under the supervision of, the Corporation's principal executive and principal financial officers, or persons performing similar functions, and effected by the Corporation's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the financial statements.

PART II
(Continued)

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Corporation as of and for the year ended December 31, 2011, and our report dated February 29, 2012, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 29, 2012

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sections of our 2012 Proxy Statement for the Annual Meeting of Stockholders (the “2012 Proxy Statement”) are incorporated in this Item 10 by reference:

•	“Certain Information Regarding Nominees for Director” under “Proposal 1. Election of Directors,” which identifies our directors and nominees for our Board of Directors.

•	“Section 16(a) Beneficial Ownership Reporting Compliance.”

•	“Corporate Governance Information—Other Corporate Governance Matters–Code of Conduct,” which describes our Code of Conduct.

•	“Corporate Governance Information—Stockholder Nominations for Directors,” which describes the procedures by which stockholders may nominate candidates for election to our Board of Directors.

•	“Corporate Governance Information—Audit Committee,” which identifies members of the Audit Committee of our Board of Directors and an audit committee financial expert.

Information regarding our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this Report.

ITEM 11.    EXECUTIVE COMPENSATION

The information in the sections of the 2012 Proxy Statement captioned “Executive Compensation,” “Compensation of Directors” under “Proposal 1. Election of Directors” and “Corporate Governance Information—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the section of the 2012 Proxy Statement captioned “Security Ownership of Management and Certain Beneficial Owners” is incorporated in this Item 12 by reference.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in millions) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) (c)
Equity compensation plans approved by stockholders(1)	20.0(2)	$61.92	25.8

(1)
Includes (a) the stockholder-approved 2011 Equity Participation Plan (the “2011 Plan”), which effective April 21, 2011 amended and restated the stockholder-approved 2001 Equity Participation Plan and (b) the stockholder-approved 2011 Outside Directors' Compensation Plan (the “2011 Outside Directors' Plan”), which effective April 21, 2011 amended and restated the Outside Directors' Compensation Plan.

(2)
Includes 2.7 million restricted share units granted under the 2011 Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of Kimberly-Clark common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price. Also includes 0.2 million restricted share units granted under the 2011 Outside Directors' Plan. Upon retirement from or any other termination of service from the Board, a share of Kimberly-Clark common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.

PART III
(Continued)

Outside Directors' Compensation Plan

In 2011, our Board of Directors and our stockholders approved the 2011 Outside Directors' Compensation Plan, which amended and restated our Outside Directors' Compensation Plan. A maximum of 1,000,000 shares of our common stock is available for grant under this plan. The Board may grant awards in the form of stock options, stock appreciation rights, restricted stock, restricted share units or any combination of cash, stock options, stock appreciation rights, restricted stock or restricted share units under this plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the sections of the 2012 Proxy Statement captioned “Transactions with Related Persons” and “Corporate Governance Information—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the sections of the 2012 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Auditors” is incorporated in this Item 14 by reference.

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

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated as of December 31, 2011, incorporated by reference to Exhibit No. (10)b of the Corporation’s Current Report on Form 8-K dated November 21, 2011.*

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
2011 Outside Directors’ Compensation Plan, as amended and restated, effective April 21, 2011, incorporated by reference to Exhibit No. 10.1 of the Corporation’s Current Report on Form 8-K dated April 26, 2011.*

Exhibit No. (10)m.	2011 Equity Participation Plan, as amended and restated, effective April 21, 2011, incorporated by reference to Exhibit No. 10.2 of the Corporation’s Current Report on Form 8-K dated April 26, 2011.*

Exhibit No. (10)n.	Form of Award Agreements under 2011 Equity Participation Plan, incorporated by reference to Exhibit No. (10)n of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

Exhibit No. (10)o.
Summary of Outside Directors’ Compensation pursuant to the Outside Directors’ Compensation Plan, effective January 1, 2009, incorporated by reference to Exhibit No. (10)o of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)p.
Severance Pay Plan, amended and restated, effective June 1, 2011, incorporated by reference to Exhibit No. (10)p of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

Exhibit No. (10)q.
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

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2011, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

PART IV
(Continued)

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS	XBRL Instance Document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 29, 2012	By:	/s/ MARK A. BUTHMAN
Mark A. Buthman
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS J. FALK	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 29, 2012
Thomas J. Falk

/s/ MARK A. BUTHMAN	Senior Vice President and Chief Financial Officer (principal financial officer)	February 29, 2012
Mark A. Buthman

/s/ MICHAEL T. AZBELL	Vice President and Controller (principal accounting officer)	February 29, 2012
Michael T. Azbell

Directors

John R. Alm	James M. Jenness
John F. Bergstrom	Nancy J. Karch
Abelardo E. Bru	Ian C. Read
Robert W. Decherd	Linda Johnson Rice
Fabian T. Garcia	Marc J. Shapiro
Mae C. Jemison	G. Craig Sullivan

By:	/s/ THOMAS J. MIELKE	February 29, 2012
Thomas J. Mielke Attorney-in-Fact

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2011
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$62	$5	$(5)	$5	(b)	$57
Allowances for sales discounts	18	275	—	272	(c)	21
December 31, 2010
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$68	$7	$—	$13	(b)	$62
Allowances for sales discounts	21	266	—	269	(c)	18
December 31, 2009
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$52	$22	$7	$13	(b)	$68
Allowances for sales discounts	21	272	1	273	(c)	21

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Charged to Other Accounts	Deductions(b)	Balance at End of Period
December 31, 2011
Deferred Taxes
Valuation Allowance	$287	$(51)	$—	$7	$229
December 31, 2010
Deferred Taxes
Valuation Allowance	$244	$35	$—	$(8)	$287
December 31, 2009
Deferred Taxes
Valuation Allowance	$319	$(84)	$—	$(9)	$244

(a)	Includes decreasing foreign tax credit valuation allowances related to taxes provided on equity affiliates’ unremitted earnings of $(54) million in 2009.

(b)	Includes the net currency effects of translating valuation allowances at current rates of exchange, totaling $7 million in 2011, $(8) million in 2010, and $(9) million in 2009.