Form 10-Q
period 2012-03-31
KIMBERLY CLARK CORP
filed 2012-05-04
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 27, 2012, there were 392,121,472 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2012	2011

Net Sales	$5,241	$5,029
Cost of products sold	3,537	3,566
Gross Profit	1,704	1,463
Marketing, research and general expenses	996	921
Other (income) and expense, net	8	(2)
Operating Profit	700	544
Interest income	4	4
Interest expense	(71)	(64)
Income Before Income Taxes and Equity Interests	633	484
Provision for income taxes	(185)	(152)
Income Before Equity Interests	448	332
Share of net income of equity companies	39	40
Net Income	487	372
Net income attributable to noncontrolling interests	(19)	(22)
Net Income Attributable to Kimberly-Clark Corporation	$468	$350

Per Share Basis:
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.19	$0.87
Diluted	$1.18	$0.86
Cash Dividends Declared	$0.74	$0.70
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2012	2011

Net Income	$487	$372
Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	261	222
Employee postretirement benefits	16	1
Other	(12)	(20)
Total Other Comprehensive Income, Net of Tax	265	203
Comprehensive Income	752	575
Comprehensive income attributable to noncontrolling interests	(24)	(27)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$728	$548
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Millions of dollars)	March 31 2012	December 31 2011

ASSETS
Current Assets
Cash and cash equivalents	$785	$764
Accounts receivable, net	2,672	2,602
Inventories	2,354	2,356
Other current assets	506	561
Total Current Assets	6,317	6,283

Property	18,511	18,240
Less accumulated depreciation	10,393	10,191
Net Property	8,118	8,049
Investments in Equity Companies	395	338
Goodwill	3,373	3,340
Other Intangible Assets	260	265
Long-Term Notes Receivable	394	394
Other Assets	700	704
	$19,557	$19,373
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$691	$706
Trade accounts payable	2,382	2,388
Accrued expenses	1,885	2,026
Other current liabilities	291	277
Total Current Liabilities	5,249	5,397
Long-Term Debt	5,707	5,426
Noncurrent Employee Benefits	1,423	1,460
Other Liabilities	993	1,014
Redeemable Preferred and Common Securities of Subsidiaries	547	547
Stockholders’ Equity
Kimberly-Clark Corporation	5,353	5,249
Noncontrolling interests	285	280
Total Stockholders’ Equity	5,638	5,529
	$19,557	$19,373
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2012	2011

Operating Activities
Net income	$487	$372
Depreciation and amortization	218	243
Stock-based compensation	13	12
Increase in operating working capital	(215)	(151)
Deferred income taxes	115	45
Net losses on asset dispositions	11	6
Equity companies’ earnings in excess of dividends paid	(37)	(39)
Postretirement benefits	(3)	(234)
Other	(4)	(4)
Cash Provided by Operations	585	250
Investing Activities
Capital spending	(259)	(234)
Proceeds from sales of investments	—	5
Investments in time deposits	(35)	(43)
Maturities of time deposits	43	53
Other	—	1
Cash Used for Investing	(251)	(218)
Financing Activities
Cash dividends paid	(277)	(269)
Net increase (decrease) in short-term debt	386	(20)
Proceeds from issuance of long-term debt	309	700
Repayments of long-term debt	(417)	(7)
Cash paid on redeemable preferred securities of subsidiary	(7)	(14)
Proceeds from exercise of stock options	115	81
Acquisitions of common stock for the treasury	(438)	(812)
Other	(6)	9
Cash Used for Financing	(335)	(332)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	22	9
Increase (decrease) in Cash and Cash Equivalents	21	(291)
Cash and Cash Equivalents, beginning of year	764	876
Cash and Cash Equivalents, end of period	$785	$585
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.
For further information, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form  10-K for the year ended December 31, 2011. The terms “Corporation,” “Kimberly-Clark,” “K-C,” “we,” “our” and “us” refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Highly Inflationary Accounting for Venezuelan Operations
Our Venezuelan subsidiary (“K-C Venezuela”) accounts for its operations as highly inflationary, as required by GAAP.  Under highly inflationary accounting, K-C Venezuela's functional currency became the U.S. dollar, and its income statement and balance sheet are measured into U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on bolivar-denominated monetary assets and liabilities is reflected in earnings in Other (income) and expense, net.  We determined that the Central Bank of Venezuela regulated currency exchange system rate of 5.4 bolivars per U.S. dollar was the appropriate exchange rate to measure K-C Venezuela's bolivar-denominated transactions into U.S. dollars during 2011 and through March 31, 2012.
New Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued Accounting Standards Update ("ASU") No. 2011-04 and IFRS 13, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, respectively, to provide largely identical guidance about fair value measurement and disclosure requirements. The ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under GAAP. We adopted this ASU effective January 1, 2012. The adoption of this update did not have a material impact on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, amending Topic 220, Comprehensive Income. The new standard increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one continuous or two consecutive financial statements. The ASU eliminates the option in GAAP to present other comprehensive income in the statement of changes in equity. In December 2011, the FASB issued ASU No. 2011-12, which deferred the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income, which was originally proposed in ASU No. 2011-05. We adopted these ASUs effective January 1, 2012. These updates did not have a material impact on our consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, amending Topic 350, Intangibles - Goodwill and Other. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before being required to apply the two-step goodwill impairment test. We adopted this ASU effective January 1, 2012. The adoption of this update did not have a material impact on our consolidated financial statements.

Note 2. Fair Value Information
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
During the three months ended March 31, 2012 and for full year 2011, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Set forth below are the assets and liabilities that are measured on a recurring basis at fair value and the inputs used to develop those fair value measurements.

	March 31 2012	Fair Value Measurements
		Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$48	$—	$48	$—
Available-for-sale securities	17	17	—	—
Derivatives	40	—	40	—
Total	$105	$17	$88	$—
Liabilities
Derivatives	$52	$—	$52	$—

	December 31 2011	Fair Value Measurements
		Level 1	Level 2	Level 3
		(Millions of dollars)
Assets
COLI	$45	$—	$45	$—
Available-for-sale securities	15	15	—	—
Derivatives	61	—	61	—
Total	$121	$15	$106	$—
Liabilities
Derivatives	$120	$—	$120	$—
The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. Available-for-sale securities are included in other assets. See Note 8 for information on the classification of derivatives in the Condensed Consolidated Balance Sheet.
Level 1 Fair Values - The fair values of certain available-for-sale securities are based on quoted market prices in active markets for identical assets. Unrealized losses on these securities were not significant at March 31, 2012 and December 31, 2011 and have been recorded in other comprehensive income until realized. The unrealized losses have not been recognized in earnings because we have both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of these securities.
Level 2 Fair Values - The fair value of the COLI policies is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Additional information on our use of derivative instruments is contained in Note 8.

Fair Value Disclosures
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		March 31, 2012		December 31, 2011
		(Millions of dollars)
Assets
Cash and cash equivalents(a)	1	$785	$785	$764	$764
Time deposits(b)	1	88	88	95	95
Notes receivable(c)	3	394	380	394	373
Liabilities and redeemable preferred and common securities of subsidiaries
Short-term debt(d)	2	473	473	87	87
Monetization loan(c)	3	397	391	397	386
Long-term debt(e)	2	5,528	6,477	5,648	6,671
Redeemable preferred securities of subsidiary(c)	3	506	562	506	568
Redeemable common securities of subsidiary(f)	3	41	41	41	41

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

(d)	Short-term debt is comprised of U.S. commercial paper and other similar short-term debt issued by non-U.S. subsidiaries, all of which are recorded at cost, which approximates fair value.

(e)
Long-term debt excludes the monetization loan and includes the current portion ($218 million and $619 million at March 31, 2012 and December 31, 2011, respectively) of these debt instruments. Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(f)	The fair value of the redeemable common securities of subsidiary was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 3. Pulp and Tissue Restructuring Actions
On January 21, 2011, we initiated a pulp and tissue restructuring plan (the "Restructuring") in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and K-C Professional ("KCP") businesses. The Restructuring involves the streamlining, sale or closure of six of our manufacturing facilities around the world. In conjunction with these actions, we have begun to exit certain non-strategic products, primarily non-branded offerings, and transfer some production to lower-cost facilities in order to improve overall profitability and returns.
In addition, on January 24, 2012, we announced our decision to streamline an additional manufacturing facility in North America ("Additional Streamlining") to further enhance the profitability of our consumer tissue business. Estimated charges related to this additional restructuring action are expected to range from $30 million to $50 million before tax.
Both restructuring actions are anticipated to be substantially completed by the end of 2012. The restructuring actions are expected to result in cumulative pre-tax charges of approximately $550 million to $600 million ($385 million to $420 million after tax) over 2011 and 2012. Cash costs related to the streamlining of operations, sale or closure, relocation of equipment, severance and other expenses are expected to account for approximately 30 percent to 40 percent of the charges. Noncash charges will consist primarily of incremental depreciation.
Through March 31, 2012, cumulative pre-tax charges for the restructuring actions were $450 million ($313 million after tax), including cumulative pre-tax cash charges of $101 million.  On a geographic basis, these cumulative pre-tax charges were incurred as follows: North America - $237 million; Australia - $135 million and Other - $78 million.  On a business segment basis, these cumulative pre-tax charges were incurred as follows: Consumer Tissue - $389 million; K-C Professional & Other - $59 million and Other (income) and expense, net - $2 million.
The following charges were incurred in connection with the restructuring actions:

	Three Months Ended March 31
	2012			2011
	The Restructuring	Additional Streamlining	Total	The Restructuring
	(Millions of dollars)
Incremental depreciation	$6	$6	$12	$40
Charges for workforce reductions	1	3	4	42
Asset write-offs	8	—	8	—
Other exit costs	11	—	11	—
Cost of products sold	26	9	35	82
Provision for income taxes	(8)	(3)	(11)	(25)
Net charges	$18	$6	$24	$57
See Note 9 for additional information on the pulp and tissue restructuring charges by segment.
Pre-tax charges for the restructuring actions relate to activities in the following geographic areas:

	Three Months Ended March 31, 2012
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$12	$—	$—	$12
Charges for workforce reductions	4	—	—	4
Asset write-offs	8	—	—	8
Other exit costs	9	2	—	11
Total charges	$33	$2	$—	$35

	Three Months Ended March 31, 2011
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$18	$19	$3	$40
Charges for workforce reductions	—	40	2	42
Total charges	$18	$59	$5	$82

The following summarizes the cash charges recorded and reconciles these charges to accrued expenses for the restructuring actions:

(Millions of dollars)
Accrued expenses - December 31, 2011	$37
Charges for workforce reductions and other exit costs	15
Cash payments	(31)
Accrued expenses - March 31, 2012	$21

Note 4. Inventories
The following schedule presents a summary of inventories by major class:

	March 31, 2012			December 31, 2011
(Millions of dollars)	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total

At the lower of cost, determined on the FIFO or weighted-average cost methods, or market:
Raw materials	$159	$343	$502	$163	$334	$497
Work in process	212	125	337	245	126	371
Finished goods	662	787	1,449	708	760	1,468
Supplies and other	—	305	305	—	300	300
	1,033	1,560	2,593	1,116	1,520	2,636
Excess of FIFO or weighted-average cost over LIFO cost	(239)	—	(239)	(280)	—	(280)
Total	$794	$1,560	$2,354	$836	$1,520	$2,356
We use the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

Note 5. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31
(Millions of dollars)	2012	2011	2012	2011

Service cost	$12	$14	$4	$4
Interest cost	70	76	9	11
Expected return on plan assets	(83)	(86)	—	—
Recognized net actuarial loss	27	24	—	—
Other	11	—	—	1
Net periodic benefit cost	$37	$28	$13	$16
During the first quarter of 2012 and 2011, we made cash contributions of $45 million and $265 million, respectively, to our pension trusts. We currently anticipate contributing between $50 million and $100 million for the full year 2012 to our pension trusts.
Various derivative instruments are utilized in the management of our defined benefit plan assets. These derivative instruments are used to manage risk or achieve a target asset allocation. For the U.S. pension plan, equity volatility is managed by entering into exchange-traded puts and over-the-counter calls to create equity collars with a zero net premium at initiation. The equity collar strategy is designed to reduce potential equity losses while limiting gains, resulting in lower equity volatility for the plan. As of March 31, 2012, equity collars are in place on approximately 17 percent of the U.S. plan’s $1.5 billion equity allocation.

Note 6. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended March 31
(Millions of shares)	2012	2011

Average shares outstanding	393.7	402.5
Participating securities	0.1	0.9
Basic	393.8	403.4
Dilutive effect of stock options	1.9	1.4
Dilutive effect of restricted share and restricted share unit awards	1.4	1.1
Diluted	397.1	405.9
There were no outstanding options excluded from the computation of diluted EPS for the three months ended March 31, 2012. Options outstanding during the three months ended March 31, 2011 to purchase 4.7 million shares of common stock were not included in the computation of diluted EPS mainly because the exercise prices of the options were greater than the average market price of the common shares during the periods.
The number of common shares outstanding as of March 31, 2012 and 2011 was 391.4 million and 395.2 million, respectively.

Note 7. Stockholders’ Equity
Set forth below are reconciliations for the three months ended March 31, 2012 and 2011 of the carrying amount of total stockholders’ equity from the beginning of the period to the end of the period. In addition, each of the reconciliations displays the amount of net income allocable to redeemable securities of subsidiaries.

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries

Balance at December 31, 2011		$5,249	$280	$547
Comprehensive Income:
Net income	$487	468	11	8
Other comprehensive income, net of tax:
Unrealized translation	261	254	7	—
Employee postretirement benefits	16	17	(1)	—
Other	(12)	(11)	(1)	—
Total Comprehensive Income	$752
Stock-based awards exercised or vested		114	—	—
Income tax benefits on stock-based compensation		7	—	—
Shares repurchased		(469)	—	—
Recognition of stock-based compensation		13	—	—
Dividends declared		(291)	(13)	—
Other		2	2	(1)
Return on redeemable securities of subsidiaries		—	—	(7)
Balance at March 31, 2012		$5,353	$285	$547

The change in net unrealized currency translation adjustments for the three months ended March 31, 2012 was due to a weakening of the U.S. dollar against most foreign currencies.
In the three months ended March 31, 2012, we repurchased 6.3 million shares for a total cost of $460 million.

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries

Balance at December 31, 2010		$5,917	$285	$1,047
Comprehensive Income:
Net income	$372	350	8	14
Other comprehensive income, net of tax:
Unrealized translation	222	217	5	—
Employee postretirement benefits	1	1	—	—
Other	(20)	(20)	—	—
Total Comprehensive Income	$575
Stock-based awards		85	—	—
Income tax benefits on stock-based compensation		3	—	—
Shares repurchased		(850)	—	—
Recognition of stock-based compensation		12	—	—
Dividends declared		(281)	(12)	—
Other		—	1	(1)
Return on redeemable securities of subsidiaries		—	—	(14)
Balance at March 31, 2011		$5,434	$287	$1,046
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in Accumulated Other Comprehensive Income ("AOCI"). For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation.
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

Set forth below is a summary of the fair values of our derivative instruments classified by the risks they are used to manage:

	Assets		Liabilities
	March 31 2012	December 31 2011	March 31 2012	December 31 2011
	(Millions of dollars)
Foreign currency exchange risk	$32	$45	$10	$33
Interest rate risk	8	16	25	75
Commodity price risk	—	—	17	12
Total	$40	$61	$52	$120
The derivative assets are presented in the Condensed Consolidated Balance Sheet in Other current assets and Other assets, as appropriate. The derivative liabilities are presented in the Condensed Consolidated Balance Sheet in Accrued expenses and Other liabilities, as appropriate.
Foreign Currency Exchange Risk Management
We have a centralized U.S. dollar functional currency international treasury operation (“In-House Bank”) that manages foreign currency exchange risks by netting, on a daily basis, our exposures to recorded non-U.S. dollar assets and liabilities and entering into derivative instruments with third parties whenever our net exposure in any single currency exceeds predetermined limits. These derivative instruments are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in earnings when they occur. The In-House Bank also records the gain or loss on the remeasurement of its non-U.S. dollar-denominated monetary assets and liabilities in earnings. Consequently, the net effect on earnings from the use of these non-designated derivatives is substantially neutralized by transactional gains and losses recorded on the underlying assets and liabilities. The In-House Bank’s daily notional derivative positions with third parties averaged $1.4 billion in the first three months of 2012 and its average net exposure for the same period was $1.3 billion. The In-House Bank used nine counterparties for its foreign exchange derivative contracts.
We enter into derivative instruments to hedge a portion of the net foreign currency exposures of our non-U.S. operations, principally for their forecasted purchases of pulp, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominately in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. As of March 31, 2012, outstanding derivative contracts of $840 million notional value were designated as cash flow hedges for the forecasted purchases of pulp and intercompany finished goods and work-in-process.
The foreign currency exposure on non-functional currency denominated monetary assets and liabilities managed outside the In-House Bank, primarily intercompany loans and accounts payable, is hedged with derivative instruments with third parties. At March 31, 2012, the notional amount of these predominantly undesignated derivative instruments was $590 million.
Foreign Currency Translation Risk Management
Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At March 31, 2012, we had in place net investment hedges of $136 million for a portion of our investment in our Mexican affiliate. Changes in the fair value of net investment hedges are recognized in other comprehensive income to offset the change in value of the net investment being hedged. There was no significant ineffectiveness related to net investment hedges as of March 31, 2012 and 2011.
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

At March 31, 2012, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges and cash flow hedges were $300 million and $280 million, respectively.
Commodity Price Risk Management
We use derivative instruments to hedge a portion of our exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.
As of March 31, 2012, outstanding commodity forward contracts were in place to hedge forecasted purchases of about 30 percent of our estimated natural gas requirements for the next twelve months and a lesser percentage for future periods.
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
Fair value hedges resulted in no significant ineffectiveness in the three months ended March 31, 2012 and 2011. For the three month periods ended March 31, 2012 and 2011, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings.
Cash flow hedges resulted in no significant ineffectiveness in the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012 and 2011, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2012, an insignificant amount of after-tax losses are expected to be reclassified from AOCI primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow hedges in place at March 31, 2012 is April 2014.
Quantitative Information about Our Use of Derivative Instruments
The following tables display the location and amount of pre-tax gains and losses reported in the Consolidated Income Statement and Consolidated Statement of Other Comprehensive Income.
For the three months ended March 31 (Millions of dollars):

	Income Statement Classifications	(Gain) or Loss Recognized in Income
		2012	2011
Undesignated foreign exchange hedging instruments	Other (income) and expense, net(a)	$(42)	$(40)

Fair Value Hedges
Interest rate swap contracts	Interest expense	$6	$(5)
Hedged debt instruments	Interest expense	$(6)	$5

	Amount of (Gain) or Loss Recognized In AOCI		Income Statement Classification of (Gain) or Loss Reclassified from AOCI	(Gain) or Loss Reclassified from AOCI into Income
	2012	2011		2012	2011
Cash Flow Hedges
Interest rate contracts	$(3)	$(1)	Interest expense	$—	$(1)
Foreign exchange contracts	13	34	Cost of products sold	(3)	6
Foreign exchange contracts	2	5	Other (income) and expense, net	2	6
Commodity contracts	8	—	Cost of products sold	4	2
Total	$20	$38		$3	$13
Net Investment Hedges
Foreign exchange contracts	$(1)	$1		$—	$—

(a)
(Gains) and losses on these instruments primarily relate to derivatives entered into with third parties to manage foreign currency exchange exposure on the remeasurement of non-functional currency denominated monetary assets and liabilities. Consequently, the effect on earnings from the use of these undesignated derivatives is substantially neutralized by the recorded transactional gains and losses on the underlying assets and liabilities.

Note 9. Description of Business Segments
We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care, Consumer Tissue, K-C Professional & Other, and Health Care. The reportable segments were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with the business segments, including the charges related to the pulp and tissue restructuring actions described in Note 3.
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

•
Health Care provides the essentials that help restore patients to better health and improve the quality of patients' lives. Through a portfolio of innovative medical device and infection prevention products, Health Care offers clinicians a range of solutions in pain management, respiratory and digestive health and medical supplies for the operating room. This business is a global leader in education to prevent healthcare-associated infections. Products are sold primarily under the Kimberly‑Clark and ON‑Q brand names.

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
NET SALES:
Personal Care	$2,367	$2,187
Consumer Tissue	1,659	1,674
K-C Professional & Other	797	768
Health Care	405	388
Corporate & Other	13	12
Consolidated	$5,241	$5,029

OPERATING PROFIT (reconciled to Income Before Income Taxes and Equity Interests):
Personal Care	$399	$389
Consumer Tissue	217	150
K-C Professional & Other	125	104
Health Care	53	50
Other (income) and expense, net	8	(2)
Corporate & Other(a)	(86)	(151)
Total Operating Profit	700	544
Interest income	4	4
Interest expense	(71)	(64)
Income Before Income Taxes and Equity Interests	$633	$484

(a)
For the three months ended March 31, 2012 and 2011, Corporate & Other includes pulp and tissue restructuring charges of $35 million and $82 million, respectively. The three months ended March 31, 2011 also includes a non-deductible business tax charge of $32 million related to a law change in Colombia. See additional information in Note 3 for the pulp and tissue restructuring actions. The restructuring charges related to the business segments are as follows:

	Three Months Ended March 31
	2012	2011
	(Millions of dollars)
Consumer Tissue	$32	$75
K-C Professional & Other	3	7
Total	$35	$82

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of First Quarter 2012 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook
Overview of First Quarter 2012 Results

•	Net sales increased 4.2 percent primarily due to increases in net selling prices and sales volumes.

•	Operating profit and net income attributable to Kimberly-Clark Corporation increased 28.7 percent and 33.7 percent, respectively.

•
Net income in 2012 includes $24 million in after tax charges ($35 million pre-tax) for pulp and tissue restructuring actions. The prior year results include $57 million in after tax charges ($82 million pre-tax) for the restructuring actions as well as a non-deductible business tax charge of $35 million related to a law change in Colombia.

•	Cash provided by operations was $585 million compared to $250 million in the prior year.
Results of Operations and Related Information
This section presents a discussion and analysis of our first quarter of 2012 net sales, operating profit and other information relevant to an understanding of the results of operations.

First Quarter of 2012 Compared With First Quarter of 2011
Analysis of Net Sales
By Business Segment

Net Sales	2012	2011
	(Millions of dollars)
Personal Care	$2,367	$2,187
Consumer Tissue	1,659	1,674
K-C Professional & Other	797	768
Health Care	405	388
Corporate & Other	13	12

Consolidated	$5,241	$5,029
By Geography

Net Sales	2012	2011
	(Millions of dollars)
North America	$2,678	$2,637
Outside North America	2,758	2,568
Intergeographic sales	(195)	(176)

Consolidated	$5,241	$5,029
Commentary:

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Mix/ Other	Currency

Consolidated	4.2	1	3	1	(1)
Personal Care	8.2	6	3	—	(1)
Consumer Tissue	(0.9)	(5)	4	1	(1)
K-C Professional & Other	3.8	2	2	1	(1)
Health Care	4.4	4	1	(1)	—

•
Personal care net sales in North America increased 1 percent. Net selling prices rose approximately 2 percent, driven by improved revenue realization for Huggies diapers, and product mix was favorable by 1 percent, while sales volumes decreased about 1 percent. Infant care and child care volumes were down mid- and high-single digits, respectively, primarily reflecting category declines and consumer trade-down in child care. Volumes rose high-single digits in adult care, including benefits from market share growth, sales of new Poise Hourglass Shape Pads and introductory shipments of new Depend Real Fit and Silhouette briefs. Feminine care volumes were up low-single digits.

In Europe, personal care net sales increased 4 percent, despite an unfavorable currency impact of about 3 percent. Sales volumes rose 11 percent, with growth in child care, Huggies diapers and baby wipes and non-branded offerings. Net selling prices fell approximately 5 percent, primarily due to increased promotional activity in the diaper category.
Personal care net sales increased about 17 percent in our international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa ("K-C International"), which included an approximate 2 percent decline from changes in currency rates. Sales volumes were up 12 percent, with double-digit growth in each major region of K-C International. Sales volume performance was strong in a number of markets, including Australia, Brazil, China, Israel, Russia, South Africa, South Korea, Venezuela and Vietnam. Net selling prices improved about 6 percent compared to the year-ago period, driven by increases in Latin America.

•
Consumer tissue net sales in North America were even with the prior year, despite a 4 percent negative impact from lost sales in conjunction with pulp and tissue restructuring actions. Net selling prices rose 6 percent, while organic sales volumes (i.e., sales volume impacts other than the lost sales from restructuring actions) decreased 2 percent. Bathroom tissue net sales increased at a solid rate, as higher selling prices more than offset a low-single digit decline in sales volumes. Kleenex facial tissue net sales were even with year-ago, as higher selling prices and improved product mix were offset by lower volumes, which were impacted by a weak cold and flu season and sheet count reductions. Paper towel net sales and volumes rose at a double-digit rate and benefited from improved distribution levels.

In Europe, consumer tissue net sales decreased 5 percent, including an unfavorable currency impact of 2 percent. Sales volumes fell 2 percent and changes in product mix reduced sales by 1 percent, reflecting challenging economic conditions.
In K-C International, consumer tissue net sales increased about 1 percent. Net selling prices improved 4 percent and product mix advanced 3 percent, reflecting our strategies to improve net realized revenue and profitability. On the other hand, organic sales volumes fell 3 percent, lost sales in conjunction with pulp and tissue restructuring actions reduced sales volumes about 2 percent and currency rates were unfavorable by approximately 2 percent.

•
Net sales of K-C Professional ("KCP") & other products in North America increased 4 percent. Increased sales volumes, higher net selling prices and changes in product mix each improved sales by approximately 1 percent. The volume gain was driven by increased washroom product volumes, reflecting some improvement in market demand and benefits from innovation and selling initiatives.

In Europe, KCP net sales decreased 4 percent. Lost sales in conjunction with pulp and tissue restructuring actions reduced sales volumes 5 percent and changes in currency rates decreased net sales by 2 percent. On the other hand, higher organic sales volumes, improved selling prices and favorable product mix each contributed 1 percent of sales growth.
KCP net sales in K-C International increased 9 percent. Sales volumes were up 7 percent, with particular strength in Latin America, and net selling prices rose 3 percent, while currency rates reduced net sales 1 percent.

•
Net sales of health care products increased 4 percent over the prior year. Sales volumes rose about 4 percent and net selling prices increased approximately 1 percent. Medical supply volumes rose at a mid-single digit rate, led by growth in exam gloves and surgical products. Medical device volumes increased low-single digits, with solid growth in airway management products.

Analysis of Operating Profit
By Business Segment

Operating Profit	2012	2011
	(Millions of dollars)
Personal Care	$399	$389
Consumer Tissue	217	150
K-C Professional & Other	125	104
Health Care	53	50
Corporate & Other(a)	(86)	(151)
Other (income) and expense, net	8	(2)

Consolidated	$700	$544

By Geography

Operating Profit	2012	2011
	(Millions of dollars)
North America	$479	$467
Outside North America	315	226
Corporate & Other(a)	(86)	(151)
Other (income) and expense, net	8	(2)

Consolidated	$700	$544

(a)
For the three months ended March 31, 2012 and 2011, Corporate & Other includes pulp and tissue restructuring charges of $35 million and $82 million, respectively. The three months ended March 31, 2011 also included a non-deductible business tax charge of $32 million related to a law change in Colombia.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Cost Savings	Currency	Other(b)

Consolidated	28.7	4	28	(2)	11	(1)	(11)
Personal Care	2.6	9	17	(9)	7	—	(21)
Consumer Tissue	44.7	(14)	46	17	17	(1)	(20)
K-C Professional & Other	20.2	4	14	2	14	(2)	(12)
Health Care	6.0	7	5	(1)	(17)	2	10

(a)	Includes inflation in raw materials, energy and distribution costs.

(b)
Consolidated includes the impact of the charges in 2012 and 2011 related to the pulp and tissue restructuring actions and a non-deductible business tax charge in 2011 related to a law change in Colombia.

Consolidated operating profit increased compared to the prior year. The benefits of higher net sales and cost savings of $60 million were partially offset by net inflation in key cost inputs of approximately $10 million, higher marketing, research and general expenses, including a $45 million increase in strategic marketing, primarily to support product innovations and targeted growth initiatives, and administrative and research spending increases, in part to build further capabilities and support future growth. In addition, the current year results include $35 million of pre-tax charges for the pulp and tissue restructuring actions, while the prior year period includes $82 million of pre-tax charges for the restructuring actions and a $32 million non-deductible charge due to a legislative change in the assessment of a business tax in Colombia.

•
Personal care segment operating profit increased due to higher net sales and cost savings, partially offset by input cost inflation and increased marketing, research and general expenses. In North America, operating profit decreased due to lower sales volumes, higher marketing, research and general expenses and the negative impact of lower production volumes, partially offset by higher net selling prices and cost savings. Operating profit in Europe increased slightly due to cost savings, higher sales volumes and the impact of higher production volumes, mostly offset by lower net selling prices and higher marketing, research and general expenses. In K-C International, operating profit increased as higher net selling prices, higher sales volumes and cost savings were partially offset by higher input costs and marketing, research and general expenses.

•
Consumer tissue segment operating profit increased as selling price increases, input cost deflation and cost savings were partially offset by decreased sales volumes and higher marketing, research and general expenses. Operating profit in North America increased as higher net selling prices, input cost deflation and cost savings were partially offset by lower sales volumes and higher marketing, research and general expenses. In Europe, operating profit increased as cost savings and cost input deflation were partially offset by higher marketing, research and general expenses and unfavorable product mix. Operating profit in K-C International increased as higher net selling prices, cost savings and favorable product mix were partially offset by higher marketing, research and general expenses and lower sales volumes.

•	Operating profit for the KCP & Other segment increased as sales growth and cost savings were partially offset by higher marketing, research and general expenses.

•	Health care segment operating profit increased driven by sales growth and lower marketing, research and general expenses.
Pulp and Tissue Restructuring Actions:
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
Both restructuring actions are anticipated to be substantially completed by the end of 2012. The restructuring actions are expected to result in cumulative pre-tax charges of approximately $550 million to $600 million ($385 million to $420 million after tax) over 2011 and 2012. Cash costs related to the streamlining of operations, sale or closure, relocation of equipment, severance and other expenses are expected to account for approximately 30 percent to 40 percent of the charges. Noncash charges will consist primarily of incremental depreciation.
As a result of the restructuring activities, versus the 2010 baseline, we expect that by 2013 annual net sales will decrease by $250 million to $300 million, and operating profit will increase by at least $75 million in 2013 and at least $100 million in 2014. Through the first quarter of 2012, we have recognized cumulative operating profit benefits of $25 million from the restructuring actions. Most of the restructuring will impact the consumer tissue business segment.
See additional information on the pulp and tissue restructuring actions in Note 3 to the Condensed Consolidated Financial Statements.
Additional Income Statement Commentary

•	Interest expense for the first quarter of 2012 was $7 million higher than the prior year primarily due to a higher level of debt.

•
Our effective tax rate for the first quarter of 2012 was 29.2 percent compared to 31.4 percent in the prior year. The rate in 2011 was impacted by a non-deductible business tax law change in Colombia, partially offset by favorable audit resolutions.  The rate in 2012 was impacted by favorable resolutions of matters with tax authorities.

•
Our share of net income of equity companies in the first quarter of 2012 was $1 million lower than the prior year. The year- ago results included a $3 million charge as a result of a non-deductible business tax at one of our equity affiliates in Colombia. At Kimberly-Clark de Mexico, S.A.B. de C.V., despite increased sales volumes, net sales were even with the year-ago period and earnings were down, as a result of a decline in the value of the Mexican peso.

Liquidity and Capital Resources

•
Cash provided by operations for the first three months of 2012 was $585 million compared to $250 million in the prior year. The increase was driven by lower defined benefit plan contributions and higher cash earnings. Contributions to our defined benefit pension plans totaled $45 million for the three months ended March 31, 2012 versus $265 million for the three months ended March 31, 2011. We expect to contribute $50 million to $100 million to our pension trusts in 2012.

•
During the first quarter of 2012, we repurchased approximately 6.3 million shares of our common stock at a cost of approximately $460 million. In 2012, we plan to repurchase $900 million to $1.1 billion of shares through open market purchases, subject to market conditions.

•	Capital spending for the first three months was $259 million compared with $234 million last year. We anticipate that full year 2012 capital spending will be between $1.0 and $1.1 billion.

•	At March 31, 2012, total debt and redeemable securities was $6.9 billion compared with $6.7 billion at December 31, 2011.

•
Our short-term debt as of March 31, 2012 was $473 million (included in Debt payable within one year on the Condensed Consolidated Balance Sheet) and consisted of U.S. commercial paper with original maturities up to 90 days and other similar short-term debt issued by non-U.S. subsidiaries. The average month-end balance of short-term debt for the first quarter of

2012 was $462 million. These short-term borrowings, which included commercial paper that we issue from time to time, provide supplemental funding for supporting our operations. The level of short-term debt during a quarter generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.

•
On February 9, 2012, we issued $300 million of 2.4% notes due March 1, 2022. Proceeds from the offering were used for general corporate purposes, including to repay a portion of our $400 million aggregate principal amount of 5.625% notes that were due February 15, 2012.

•
We have an unused revolving credit facility comprised of (1) a 5 year facility of $1.5 billion scheduled to expire in October 2016, (2) an additional $500 million facility scheduled to expire in October 2012, and (3) an option to increase either (but not both) the $1.5 billion facility or the $500 million facility by an additional $500 million.  This facility supports our commercial paper program and would provide liquidity in the event our access to the commercial paper market is unavailable for any reason.

•
The Venezuelan government has currency exchange regulations that limit U.S. dollar availability to pay for the historical levels of U.S. dollar-denominated imports to support operations of our Venezuelan subsidiary (“K-C Venezuela”).  At March 31, 2012, K-C Venezuela had a bolivar-denominated net monetary asset position of $155 million and our net investment in K-C Venezuela was $271 million, both valued at 5.4 bolivars per U.S. dollar. Net sales of K-C Venezuela represented 1 percent of Consolidated Net Sales for full-year 2011. The Venezuelan government has enacted price controls effective April 1, 2012 that will reduce the net selling prices of certain of K-C Venezuela's products.  We do not expect the enacted price controls to have a material impact on our consolidated financial results.

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

Business Outlook
During 2012, we expect economic conditions will remain positive in emerging markets overall.  In the U.S., with the economic environment improving modestly, we do not expect a significant increase in market demand in the near term.  In Europe, we expect economic conditions to remain challenging.  In this global environment, we will seek to continue to increase strategic marketing faster than net sales and pursue our targeted growth initiatives.  We expect commodity cost inflation to be relatively benign overall in 2012, but we believe results will likely be negatively impacted by foreign currency exchange rates weakening against the U.S. dollar.  We will continue to manage our company with financial discipline, and expect to deliver cost savings to offset cost increases.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated costs, scope, timing and effects of restructuring actions, the impact of foreign government actions, cash flow, cash sources and uses of cash, economic conditions and market demand, cost inflation and input costs, anticipated currency rates and exchange risk, cost savings and reductions, anticipated financial and operating results, contingencies and anticipated transactions of Kimberly-Clark, including share repurchases and pension contributions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark. There can be no assurance that these future events will occur as anticipated or that our results will be as estimated. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including the prices and availability of our raw materials, potential competitive pressures on selling prices or advertising and promotion expenses for our products, energy costs, retail trade customer actions, and fluctuations in foreign currency exchange rates, as well as general economic and political conditions globally and in the markets in which we do business, could affect the realization of these estimates.
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 entitled “Risk Factors.”

Item 4.	Controls and Procedures
As of March 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	– OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the first quarter of 2012 were made through a broker in the open market.
The following table contains information for shares repurchased during the first quarter of 2012. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2012)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
January 1 to January 31	2,056,896	$72.70	1,871,307	48,128,693
February 1 to February 29	2,058,104	71.53	3,929,411	46,070,589
March 1 to March 31	2,232,000	72.87	6,161,411	43,838,589
Total	6,347,000

(a)
Share repurchases were made pursuant to share repurchase programs authorized by our Board of Directors on July 23, 2007 (the "2007 Program") and January 21, 2011 (the "2011 Program"), respectively. Each program allows for the repurchase of 50 million shares in an amount not to exceed $5 billion. Purchases in January 2012 of 185,589 shares exhausted the authority under the 2007 Program and, as a result, that program has expired. All remaining purchases in the first quarter of 2012 were made pursuant to the 2011 Program.

(b)	Includes shares available under the 2011 Program only.

Item 6.	Exhibits

(a)	Exhibits
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
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
May 4, 2012

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)n.	Form of Award Agreements under 2011 Equity Participation Plan, filed herewith.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS	XBRL Instance Document

(101).SCH	XBRL Taxonomy Extension Schema Document

(101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document