Form 10-Q
period 2012-06-30
KIMBERLY CLARK CORP
filed 2012-08-03
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 27, 2012, there were 394,891,086 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2012	2011	2012	2011

Net Sales	$5,269	$5,259	$10,510	$10,288
Cost of products sold	3,514	3,702	7,051	7,268
Gross Profit	1,755	1,557	3,459	3,020
Marketing, research and general expenses	1,019	940	2,015	1,861
Other (income) and expense, net	(18)	(8)	(10)	(10)
Operating Profit	754	625	1,454	1,169
Interest income	5	4	9	8
Interest expense	(71)	(71)	(142)	(135)
Income Before Income Taxes and Equity Interests	688	558	1,321	1,042
Provision for income taxes	(213)	(173)	(398)	(325)
Income Before Equity Interests	475	385	923	717
Share of net income of equity companies	43	47	82	87
Net Income	518	432	1,005	804
Net income attributable to noncontrolling interests	(20)	(24)	(39)	(46)
Net Income Attributable to Kimberly-Clark Corporation	$498	$408	$966	$758

Per Share Basis:
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.27	$1.04	$2.45	$1.90
Diluted	$1.26	$1.03	$2.43	$1.89
Cash Dividends Declared	$0.74	$0.70	$1.48	$1.40
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2012	2011	2012	2011

Net Income	$518	$432	$1,005	$804
Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	(269)	218	(8)	440
Employee postretirement benefits	(8)	(1)	8	—
Other	12	(8)	—	(28)
Total Other Comprehensive Income, Net of Tax	(265)	209	—	412
Comprehensive Income	253	641	1,005	1,216
Comprehensive income attributable to noncontrolling interests	(19)	(29)	(43)	(56)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$234	$612	$962	$1,160
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)	June 30 2012	December 31 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$994	$764
Accounts receivable, net	2,681	2,602
Inventories	2,368	2,356
Other current assets	549	561
Total Current Assets	6,592	6,283

Property	17,786	18,240
Less accumulated depreciation	9,809	10,191
Net Property	7,977	8,049
Investments in Equity Companies	390	338
Goodwill	3,313	3,340
Other Intangible Assets	250	265
Long-Term Notes Receivable	394	394
Other Assets	680	704
	$19,596	$19,373
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$572	$706
Trade accounts payable	2,371	2,388
Accrued expenses	1,898	2,026
Other current liabilities	292	277
Total Current Liabilities	5,133	5,397
Long-Term Debt	5,695	5,426
Noncurrent Employee Benefits	1,465	1,460
Other Liabilities	1,032	1,014
Redeemable Preferred and Common Securities of Subsidiaries	547	547
Stockholders’ Equity
Kimberly-Clark Corporation	5,437	5,249
Noncontrolling interests	287	280
Total Stockholders’ Equity	5,724	5,529
	$19,596	$19,373
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2012	2011

Operating Activities
Net income	$1,005	$804
Depreciation and amortization	432	530
Stock-based compensation	43	31
Increase in operating working capital	(309)	(62)
Deferred income taxes	174	136
Net losses on asset dispositions	17	10
Equity companies’ earnings in excess of dividends paid	(45)	(49)
Postretirement benefits	22	(361)
Other	(14)	(18)
Cash Provided by Operations	1,325	1,021
Investing Activities
Capital spending	(486)	(435)
Proceeds from sales of investments	7	9
Investments in time deposits	(37)	(78)
Maturities of time deposits	43	71
Other	1	1
Cash Used for Investing	(472)	(432)
Financing Activities
Cash dividends paid	(567)	(549)
Net increase in short-term debt	268	287
Proceeds from issuance of long-term debt	309	700
Repayments of long-term debt	(421)	(13)
Cash paid on redeemable preferred securities of subsidiary	(14)	(27)
Proceeds from exercise of stock options	424	202
Acquisitions of common stock for the treasury	(651)	(1,206)
Other	14	13
Cash Used for Financing	(638)	(593)
Effect of exchange rate changes on Cash and Cash Equivalents	15	36
Increase in Cash and Cash Equivalents	230	32
Cash and Cash Equivalents, beginning of year	764	876
Cash and Cash Equivalents, end of period	$994	$908
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.
For further information, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form  10-K for the year ended December 31, 2011. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Highly Inflationary Accounting for Venezuelan Operations
Our Venezuelan subsidiary ("K-C Venezuela") accounts for its operations as highly inflationary, as required by GAAP.  Under highly inflationary accounting, K-C Venezuela's functional currency became the U.S. dollar, and its income statement and balance sheet are measured into U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on bolivar-denominated monetary assets and liabilities is reflected in earnings in Other (income) and expense, net.  We determined that the Central Bank of Venezuela regulated currency exchange system rate of 5.4 bolivars per U.S. dollar was the appropriate exchange rate to measure K-C Venezuela's bolivar-denominated transactions into U.S. dollars during 2011 and through June 30, 2012.

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
During the six months ended June 30, 2012 and for full year 2011, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Set forth below are the assets and liabilities that are measured on a recurring basis at fair value and the inputs used to develop those fair value measurements.

	June 30 2012	Fair Value Measurements
		Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance (“COLI”)	$47	$—	$47	$—
Available-for-sale securities	16	16	—	—
Derivatives	56	—	56	—
Total	$119	$16	$103	$—
Liabilities
Derivatives	$74	$—	$74	$—

	December 31 2011	Fair Value Measurements
		Level 1	Level 2	Level 3
		(Millions of dollars)
Assets
COLI	$45	$—	$45	$—
Available-for-sale securities	15	15	—	—
Derivatives	61	—	61	—
Total	$121	$15	$106	$—
Liabilities
Derivatives	$120	$—	$120	$—
The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. Available-for-sale securities are included in other assets. See Note 8 for information on the classification of derivatives in the Condensed Consolidated Balance Sheet.
Level 1 Fair Values - The fair values of certain available-for-sale securities are based on quoted market prices in active markets for identical assets. Unrealized losses on these securities were not significant at June 30, 2012 and December 31, 2011 and have been recorded in other comprehensive income until realized. The unrealized losses have not been recognized in earnings because we have both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of these securities.
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
Fair Value Disclosures
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2012		December 31, 2011
		(Millions of dollars)
Assets
Cash and cash equivalents(a)	1	$994	$994	$764	$764
Time deposits(b)	1	88	88	95	95
Note receivable(c)	3	394	382	394	373
Liabilities and redeemable preferred and common securities of subsidiaries
Short-term debt(d)	2	354	354	87	87
Monetization loan(c)	3	397	391	397	386
Long-term debt(e)	2	5,516	6,616	5,648	6,671
Redeemable preferred securities of subsidiary(c)	3	506	557	506	568
Redeemable common securities of subsidiary(f)	3	41	41	41	41

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

(e)
Long-term debt excludes the monetization loan and includes the current portion ($218 million and $619 million at June 30, 2012 and December 31, 2011, respectively) of these debt instruments. Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(f)	The fair value of the redeemable common securities of subsidiary was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 3. Pulp and Tissue Restructuring Actions
On January 21, 2011, we initiated a pulp and tissue restructuring plan ("The Restructuring") in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and K-C Professional ("KCP") businesses. The Restructuring involves the streamlining, sale or closure of six of our manufacturing facilities around the world. In conjunction with these actions, we are exiting certain non-strategic products, primarily non-branded offerings, and transferring some production to lower-cost facilities in order to improve overall profitability and returns.
In addition, on January 24, 2012, we announced our decision to streamline an additional manufacturing facility in North America ("Additional Streamlining") to further enhance the profitability of our consumer tissue business.
Both restructuring actions are anticipated to be substantially completed by the end of 2012. The restructuring actions are expected to result in cumulative pre-tax charges of approximately $550 million to $600 million ($385 million to $420 million after tax) over 2011 and 2012. Cash costs related to the streamlining of operations, sale or closure, relocation of equipment, severance and other expenses are expected to account for approximately 30 to 40 percent of the charges. Noncash charges will consist primarily of incremental depreciation.
Through June 30, 2012, cumulative pre-tax charges for the restructuring actions were $469 million ($329 million after tax), including cumulative pre-tax cash charges of $110 million.  On a geographic basis, these cumulative pre-tax charges were incurred as follows: North America - $252 million; Australia - $138 million and Other - $79 million.  On a business segment basis, these cumulative pre-tax charges were incurred as follows: Consumer Tissue - $406 million; K-C Professional & Other - $61 million and Other (income) and expense, net - $2 million.
The following charges were incurred in connection with the restructuring actions:

	Three Months Ended June 30
	2012			2011
	The Restructuring	Additional Streamlining	Total	The Restructuring
	(Millions of dollars)
Incremental depreciation	$1	$6	$7	$76
Charges for workforce reductions	(1)	—	(1)	1
Asset write-offs	3	—	3	8
Other exit costs	9	—	9	—
Cost of products sold	12	6	18	85
Charges for workforce reductions included in Marketing, research and general expenses	1	—	1	5
Provision for income taxes	—	(3)	(3)	(31)
Net charges	$13	$3	$16	$59

	Six Months Ended June 30
	2012			2011
	The Restructuring	Additional Streamlining	Total	The Restructuring
	(Millions of dollars)
Incremental depreciation	$7	$12	$19	$116
Charges for workforce reductions	—	3	3	43
Asset write-offs	11	—	11	8
Other exit costs	20	—	20	—
Cost of products sold	38	15	53	167
Charges for workforce reductions included in Marketing, research and general expenses	1	—	1	5
Provision for income taxes	(8)	(6)	(14)	(56)
Net charges	$31	$9	$40	$116
See Note 9 for additional information on the pulp and tissue restructuring charges by segment.
Pre-tax charges for the restructuring actions relate to activities in the following geographic areas:

	Three Months Ended June 30, 2012
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$6	$1	$—	$7
Asset write-offs	3	—	—	3
Other exit costs	6	2	1	9
Total charges	$15	$3	$1	$19

	Six Months Ended June 30, 2012
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$18	$1	$—	$19
Charges for workforce reductions	4	—	—	4
Asset write-offs	11	—	—	11
Other exit costs	15	4	1	20
Total charges	$48	$5	$1	$54

	Three Months Ended June 30, 2011
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$52	$21	$3	$76
Charges for workforce reductions	—	6	—	6
Asset write-offs	6	2	—	8
Total charges	$58	$29	$3	$90

	Six Months Ended June 30, 2011
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$70	$40	$6	$116
Charges for workforce reductions	—	46	2	48
Asset write-offs	6	2	—	8
Total charges	$76	$88	$8	$172
The following summarizes the cash charges recorded and reconciles these charges to accrued expenses for the restructuring actions at June 30:

(Millions of dollars)	2012	2011

Accrued expenses - beginning of year	$37	$—
Charges for workforce reductions and other exit costs	24	48
Cash payments	(53)	(18)
Currency and other	—	17
Accrued expenses - June 30	$8	$47

Note 4. Inventories
The following schedule presents a summary of inventories by major class:

	June 30, 2012			December 31, 2011
(Millions of dollars)	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total

At the lower of cost, determined on the FIFO or weighted-average cost methods, or market:
Raw materials	$169	$366	$535	$163	$334	$497
Work in process	206	121	327	245	126	371
Finished goods	676	767	1,443	708	760	1,468
Supplies and other	—	310	310	—	300	300
	1,051	1,564	2,615	1,116	1,520	2,636
Excess of FIFO or weighted-average cost over LIFO cost	(247)	—	(247)	(280)	—	(280)
Total	$804	$1,564	$2,368	$836	$1,520	$2,356
We use the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

Note 5. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30
(Millions of dollars)	2012	2011	2012	2011

Service cost	$12	$14	$4	$3
Interest cost	70	78	10	11
Expected return on plan assets	(82)	(87)	—	—
Recognized net actuarial loss	28	23	—	—
Other	6	2	(1)	1
Net periodic benefit cost	$34	$30	$13	$15

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30
(Millions of dollars)	2012	2011	2012	2011

Service cost	$24	$28	$8	$7
Interest cost	140	154	19	22
Expected return on plan assets	(165)	(173)	—	—
Recognized net actuarial loss	55	47	—	—
Other	17	2	(1)	2
Net periodic benefit cost	$71	$58	$26	$31
For the six months ended June 30, 2012 and 2011, we made cash contributions of $45 million and $415 million, respectively, to our pension trusts. We currently anticipate contributing between $50 and $100 million for the full year 2012 to our pension trusts.

Note 6. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2012	2011	2012	2011

Average shares outstanding	393.6	393.1	393.7	397.5
Participating securities	—	0.2	—	0.6
Basic	393.6	393.3	393.7	398.1
Dilutive effect of stock options	1.8	1.6	1.9	1.5
Dilutive effect of restricted share and restricted share unit awards	1.1	1.1	1.2	1.1
Diluted	396.5	396.0	396.8	400.7
Outstanding options during the three and six month periods ended June 30, 2012 of 0.9 million and 0.4 million, respectively, and during the three and six month periods ended June 30, 2011 of 4.3 million and 4.5 million, respectively, were not included in the computation of diluted EPS mainly because the exercise prices of the options were greater than the average market price of the common shares during the periods.
The number of common shares outstanding as of June 30, 2012 and 2011 was 394.6 million and 392.2 million, respectively.

Note 7. Stockholders’ Equity
Set forth below are reconciliations for the six months ended June 30, 2012 and 2011 of the carrying amount of total stockholders’ equity from the beginning of the period to the end of the period. In addition, each of the reconciliations displays the amount of net income allocable to redeemable securities of subsidiaries.

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries

Balance at December 31, 2011		$5,249	$280	$547
Comprehensive Income:
Net income	$1,005	966	23	16
Other comprehensive income, net of tax:
Unrealized translation	(8)	(11)	3	—
Employee postretirement benefits	8	7	1	—
Total Comprehensive Income	$1,005
Stock-based awards		423	—	—
Income tax benefits on stock-based compensation		27	—	—
Shares repurchased		(686)	—	—
Recognition of stock-based compensation		43	—	—
Dividends declared		(583)	(20)	—
Other		2	—	(2)
Return on redeemable securities of subsidiaries		—	—	(14)
Balance at June 30, 2012		$5,437	$287	$547
In the six months ended June 30, 2012, we repurchased 8.9 million shares at a total cost of $660 million.

		Stockholders’ Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries

Balance at December 31, 2010		$5,917	$285	$1,047
Comprehensive Income:
Net income	$804	758	18	28
Other comprehensive income, net of tax:
Unrealized translation	440	430	10	—
Other	(28)	(28)	—	—
Total Comprehensive Income	$1,216
Stock-based awards		202	—	—
Income tax benefits on stock-based compensation		6	—	—
Shares repurchased		(1,205)	—	—
Recognition of stock-based compensation		31	—	—
Dividends declared		(555)	(12)	—
Other		—	—	(2)
Return on redeemable securities of subsidiaries		—	—	(27)
Balance at June 30, 2011		$5,556	$301	$1,046

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

Note 8. Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, commodity prices and the value of investments of our defined benefit pension plans. We employ a number of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Our policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. Our policies also prohibit the use of any leveraged derivative instrument. Consistent with our policies, foreign currency derivative instruments, interest rate swaps and locks and the majority of commodity hedging contracts are entered into with major financial institutions.
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
Set forth below is a summary of the fair values of our derivative instruments classified by the risks they are used to manage:

	Assets		Liabilities
	June 30 2012	December 31 2011	June 30 2012	December 31 2011
	(Millions of dollars)
Foreign currency exchange risk	$46	$45	$23	$33
Interest rate risk	9	16	41	75
Commodity price risk	1	—	10	12
Total	$56	$61	$74	$120
The derivative assets are presented in the Condensed Consolidated Balance Sheet in Other current assets and Other assets, as appropriate. The derivative liabilities are presented in the Condensed Consolidated Balance Sheet in Accrued expenses and Other liabilities, as appropriate.
Foreign Currency Exchange Risk Management
We have a centralized U.S. dollar functional currency international treasury operation ("In-House Bank") that manages foreign currency exchange risks by netting, on a daily basis, our exposures to recorded non-U.S. dollar assets and liabilities and entering into derivative instruments with third parties whenever our net exposure in any single currency exceeds predetermined limits. These derivative instruments are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in earnings when they occur. The In-House Bank also records the gain or loss on the remeasurement of its non-U.S. dollar-denominated monetary assets and liabilities in earnings. Consequently, the net effect on earnings from the use of these non-designated derivatives is substantially neutralized by transactional gains and losses recorded on the underlying assets and liabilities. The In-House Bank’s daily notional derivative positions with third parties averaged $1.4 billion in the first six months of 2012 and its average net exposure for the same period was $1.3 billion. The In-House Bank used ten counterparties for its foreign exchange derivative contracts.
We enter into derivative instruments to hedge a portion of the net foreign currency exposures of our non-U.S. operations, principally for their forecasted purchases of pulp, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominately in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. As of June 30, 2012, outstanding derivative contracts of $830 million notional value were designated as cash flow hedges for the forecasted purchases of pulp and intercompany finished goods and work-in-process.
The foreign currency exposure on non-functional currency denominated monetary assets and liabilities managed outside the In-House Bank, primarily intercompany loans and accounts payable, is hedged with derivative instruments with third parties. At June 30, 2012, the notional amount of these predominantly undesignated derivative instruments was $585 million.
Foreign Currency Translation Risk Management
Translation adjustments result from translating foreign entities’ financial statements to U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At June 30, 2012, we had in place net investment hedges of $98 million for a portion of our investment in our Mexican affiliate. Changes in the fair value of net investment hedges are recognized in other comprehensive income to offset the change in value of the net investment being hedged. There was no significant ineffectiveness related to net investment hedges as of June 30, 2012 and 2011.
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
From time to time, we hedge the anticipated issuance of fixed-rate debt, using forward-starting swaps or "treasury locks" (e.g., a 10-year "treasury lock" hedging the anticipated underlying U.S. Treasury interest rate related to issuance of 10-year debt at a future date). These contracts are designated as cash flow hedges.
At June 30, 2012, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges and cash flow hedges were $300 million and $280 million, respectively.
Commodity Price Risk Management
We use derivative instruments to hedge a portion of our exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.
As of June 30, 2012, outstanding commodity forward contracts were in place to hedge forecasted purchases of about 30 percent of our estimated natural gas requirements for the next twelve months and a lesser percentage for future periods.
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
Fair value hedges resulted in no significant ineffectiveness in the six months ended June 30, 2012 and 2011. For the six months ended June 30, 2012 and 2011, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings.
Cash flow hedges resulted in no significant ineffectiveness in the six months ended June 30, 2012 and 2011. For the six months ended June 30, 2012 and 2011, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2012, $13 million of after-tax gains are expected to be reclassified from AOCI primarily to cost of sales during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow hedges in place at June 30, 2012 is July 2014.
Quantitative Information about Our Use of Derivative Instruments
The following tables display the location and amount of pre-tax gains and losses reported in the Consolidated Income Statement and Consolidated Statement of Other Comprehensive Income.
For the three months ended June 30 (Millions of dollars):

	Income Statement Classifications	(Gain) or Loss Recognized in Income
		2012	2011
Undesignated foreign exchange hedging instruments	Other (income) and expense, net(a)	$41	$(59)

Fair Value Hedges
Interest rate swap contracts	Interest expense	$(1)	$—
Hedged debt instruments	Interest expense	$1	$—

	Amount of (Gain) or Loss Recognized In AOCI		Income Statement Classification of (Gain) or Loss Reclassified from AOCI	(Gain) or Loss Reclassified from AOCI into Income
	2012	2011		2012	2011
Cash Flow Hedges
Interest rate contracts	$16	$9	Interest expense	$1	$(1)
Foreign exchange contracts	(28)	11	Cost of products sold	(1)	15
Foreign exchange contracts	(5)	—	Other (income) and expense, net	(5)	(1)
Commodity contracts	(1)	1	Cost of products sold	6	3
Total	$(18)	$21		$1	$16
Net Investment Hedges
Foreign exchange contracts	$(2)	$2		$—	$—

For the six months ended June 30 (Millions of dollars):

	Income Statement Classifications	(Gain) or Loss Recognized in Income
		2012	2011
Undesignated foreign exchange hedging instruments	Other (income) and expense, net(a)	$(1)	$(99)

Fair Value Hedges
Interest rate swap contracts	Interest expense	$5	$(5)
Hedged debt instruments	Interest expense	$(5)	$5

	Amount of (Gain) or Loss Recognized In AOCI		Income Statement Classification of (Gain) or Loss Reclassified from AOCI	(Gain) or Loss Reclassified from AOCI into Income
	2012	2011		2012	2011
Cash Flow Hedges
Interest rate contracts	$13	$8	Interest expense	$1	$(2)
Foreign exchange contracts	(15)	45	Cost of products sold	(4)	21
Foreign exchange contracts	(3)	5	Other (income) and expense, net	(3)	5
Commodity contracts	7	1	Cost of products sold	10	5
Total	$2	$59		$4	$29
Net Investment Hedges
Foreign exchange contracts	$(3)	$3		$—	$—

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

•
Health Care provides the essentials that help restore patients to better health and improve the quality of patients' lives. Health Care offers a portfolio of innovative medical devices focused on pain management, respiratory and digestive health, and surgical and infection prevention products for the operating room. This business is a global leader in education to prevent healthcare-associated infections. Products are sold primarily under the Kimberly‑Clark and ON‑Q brand names.

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
NET SALES:
Personal Care	$2,415	$2,341	$4,782	$4,528
Consumer Tissue	1,588	1,669	3,247	3,343
K-C Professional & Other	839	846	1,636	1,614
Health Care	411	391	816	779
Corporate & Other	16	12	29	24
Consolidated	$5,269	$5,259	$10,510	$10,288

OPERATING PROFIT (reconciled to Income Before Income Taxes and Equity Interests):
Personal Care	$406	$400	$805	$789
Consumer Tissue	219	173	436	323
K-C Professional & Other	138	129	263	233
Health Care	56	53	109	103
Other (income) and expense, net	(18)	(8)	(10)	(10)
Corporate & Other(a)	(83)	(138)	(169)	(289)
Total Operating Profit	754	625	1,454	1,169
Interest income	5	4	9	8
Interest expense	(71)	(71)	(142)	(135)
Income Before Income Taxes and Equity Interests	$688	$558	$1,321	$1,042

(a)	Corporate & Other includes pulp and tissue restructuring charges as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of dollars)
Consumer Tissue	$17	$77	$49	$152
K-C Professional & Other	2	13	5	20
Total	$19	$90	$54	$172

See additional information in Note 3 for the pulp and tissue restructuring actions. The six months ended June 30, 2011 also includes a non-deductible business tax charge of $32 million related to a law change in Colombia.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Second Quarter 2012 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook
Overview of Second Quarter 2012 Results

•	Net sales increased 0.2 percent primarily due to increases in net selling prices and sales volumes mostly offset by unfavorable currency effects.

•	Operating profit and net income attributable to Kimberly-Clark Corporation increased 20.6 percent and 22.1 percent, respectively.

•	Net income includes $16 million in after tax charges ($19 million pre-tax) in 2012 and $59 million in after tax charges ($90 million pre-tax) in 2011 for the pulp and tissue restructuring actions.

•	Cash provided by operations was $740 million compared to $771 million in the prior year.

Results of Operations and Related Information
This section presents a discussion and analysis of our second quarter of 2012 net sales, operating profit and other information relevant to an understanding of the results of operations.
Second Quarter of 2012 Compared With Second Quarter of 2011
Analysis of Net Sales
By Business Segment

Net Sales	2012	2011
	(Millions of dollars)
Personal Care	$2,415	$2,341
Consumer Tissue	1,588	1,669
K-C Professional & Other	839	846
Health Care	411	391
Corporate & Other	16	12

Consolidated	$5,269	$5,259
By Geography

Net Sales	2012	2011
	(Millions of dollars)
North America	$2,718	$2,704
Outside North America	2,757	2,748
Intergeographic sales	(206)	(193)

Consolidated	$5,269	$5,259
Commentary:

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Mix/ Other	Currency

Consolidated	0.2	1	2	—	(3)
Personal Care	3.2	4	3	—	(4)
Consumer Tissue	(4.9)	(4)	3	(1)	(3)
K-C Professional & Other	(0.8)	1	1	—	(3)
Health Care	5.1	6	—	—	(1)

•
Personal care net sales in North America increased 2 percent. Net selling prices rose 4 percent, driven by improved revenue realization for Huggies diapers and baby wipes, while sales volumes decreased 1 percent. Child care and infant care volumes were down mid- and high-single digits, respectively, primarily reflecting category declines and modest consumer trade-down in infant care. Baby wipes volumes fell mid-single digits compared to strong year-ago performance. Adult care volumes rose high-single digits, including benefits from new Depend Real Fit and Silhouette briefs and new Poise Hourglass Shape Pads. Feminine care volumes were up high-single digits, with benefits from new U by Kotex products launched early in the second quarter.

In Europe, personal care net sales increased 1 percent, despite unfavorable currency effects of 9 percent. Sales volumes rose 12 percent, with growth in child care, Huggies baby wipes and non-branded offerings. Overall net selling prices fell 2 percent and product mix decreased net sales by 1 percent.

Personal care net sales increased 5 percent in K-C International, despite a 7 percent decrease from unfavorable currency effects. Sales volumes were up 8 percent, with high-single digit growth in each major region (Asia, Latin America, and the Middle East/Eastern Europe/Africa). Volume performance was strong in a number of markets, including Brazil, China, Russia, South Africa, Venezuela and Vietnam. Overall net selling prices improved 4 percent compared to the year-ago period, driven by increases in Latin America.

•
Consumer tissue net sales in North America were down 4 percent compared to the prior year, including a 5 percent decrease from lost sales in conjunction with pulp and tissue restructuring actions. Net selling prices rose 5 percent, while organic sales volumes (i.e., sales volume impacts other than the lost sales from restructuring actions) decreased 4 percent. Paper towel net sales were up double digits primarily due to higher volumes and Kleenex facial tissue net sales were up mid-single digits, driven by higher net selling prices. Bathroom tissue net sales fell low-single digits, as lower volumes were partially offset by higher net selling prices. The volume comparison was impacted by sheet count reductions, strong year-ago shipments and competitive promotional activity.

In Europe, consumer tissue net sales decreased 8 percent, including unfavorable currency effects of 7 percent. Changes in product mix reduced net sales 2 percent and net selling prices declined 1 percent, as economic conditions remain difficult. Sales volumes were up 2 percent.
Consumer tissue net sales decreased 3 percent in K-C International. Currency rates were unfavorable by 6 percent and lost sales in conjunction with pulp and tissue restructuring actions reduced sales volumes by 1 percent. On the other hand, net selling prices increased 3 percent and product mix increased net sales by 2 percent, reflecting strategies to improve net realized revenue and profitability.

•
Net sales of K-C Professional ("KCP") & other products in North America rose 1 percent. Increased sales volumes and changes in product mix each improved net sales by 1 percent, while net selling prices were down 1 percent. The volume increase was mostly attributable to higher washroom product volumes, reflecting modest improvement in market demand and benefits from innovation and selling initiatives.

In Europe, KCP net sales decreased 9 percent. Currency rates were unfavorable by 8 percent and lost sales in conjunction with pulp and tissue restructuring actions reduced sales volumes by 4 percent. On the other hand, net selling prices increased 2 percent and organic sales volumes improved 1 percent.
KCP net sales increased 2 percent in K-C International, despite a 6 percent decrease from changes in currency rates. Sales volumes were up 5 percent, driven by double-digit growth in Latin America. In addition, overall net selling prices rose 3 percent and product mix improved slightly.

•
Net sales of health care products increased 5 percent as sales volumes rose 6 percent while unfavorable currency effects reduced net sales by 1 percent. Surgical and infection prevention (medical supply) volumes rose at a mid-single digit rate, with solid gains in exam gloves and surgical products. Medical device volumes increased double digits, led by strong growth in digestive health and airway management products.

Analysis of Operating Profit
By Business Segment

Operating Profit	2012	2011
	(Millions of dollars)
Personal Care	$406	$400
Consumer Tissue	219	173
K-C Professional & Other	138	129
Health Care	56	53
Corporate & Other(a)	(83)	(138)
Other (income) and expense, net	(18)	(8)

Consolidated	$754	$625

By Geography

Operating Profit	2012	2011
	(Millions of dollars)
North America	$498	$487
Outside North America	321	268
Corporate & Other(a)	(83)	(138)
Other (income) and expense, net	(18)	(8)

Consolidated	$754	$625

(a)	For the three months ended June 30, 2012 and 2011, Corporate & Other includes pulp and tissue restructuring charges of $19 million and $90 million, respectively.
Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)

Consolidated	20.6	1	21	5	11	(3)	(14)
Personal Care	1.5	4	19	(1)	12	(3)	(29)
Consumer Tissue	26.6	(13)	29	15	11	(2)	(13)
K-C Professional & Other	7.0	3	5	10	2	(5)	(8)
Health Care	5.7	16	1	(4)	(1)	—	(6)

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)	Consolidated includes the impact of the charges in 2012 and 2011 related to the pulp and tissue restructuring actions.
Consolidated operating profit increased compared to the prior year due to higher net selling prices, $85 million in cost savings, and $30 million in deflation in key input costs from lower fiber costs of $55 million that were partially offset by increases of $15 million for raw materials other than fiber and $10 million of higher distribution costs. On the other hand, lower production volumes in 2012 to manage inventory levels and unfavorable currency translation effects adversely affected operating profit comparisons by $20 million each. In addition, overall marketing, research and general expenses increased versus the year-ago period. The higher spending included a $35 million increase in strategic marketing, primarily to support product innovations and targeted growth initiatives. Administrative and research spending increased, in part to build further capabilities and support future growth.
In addition, the current year results include $19 million of pre-tax charges for the pulp and tissue restructuring actions, while the prior year period includes $90 million of pre-tax charges for the restructuring actions.

•
Personal care segment operating profit in North America decreased due to lower sales volumes, higher marketing, research and general expenses and the negative impact of lower production volumes, partially offset by higher net selling prices, cost savings and lower input costs. Operating profit in Europe increased due to cost savings, higher sales volumes and the positive impact of higher production volumes, mostly offset by lower net selling prices and higher marketing, research and general expenses. In K-C International, operating profit increased as higher net selling prices, higher sales volumes and cost savings were partially offset by higher marketing, research and general expenses, unfavorable currency rates and increased input costs.

•
Consumer tissue segment operating profit in North America increased as higher net selling prices, input cost deflation and cost savings were partially offset by lower sales volumes. In Europe, operating profit increased as cost savings and input cost deflation were partially offset by higher marketing, research and general expenses and unfavorable product mix. Operating profit in K-C International increased as higher net selling prices and favorable product mix were partially offset by higher marketing, research and general expenses and unfavorable currency rates.

•
Operating profit for the KCP & other segment increased as sales growth, cost savings and lower input costs were partially offset by higher marketing, research and general expenses and unfavorable currency rates.

•	Health care segment operating profit increased as a result of higher sales volumes, partially offset by higher input costs.

Additional Income Statement Commentary

•	Other (income) and expense, net benefited in year-over-year comparison by $10 million, primarily due to the resolution of a legal matter in 2012.

•
Our share of net income of equity companies in the second quarter of 2012 was $4 million lower than the prior year. At Kimberly-Clark de Mexico, S.A.B. de C.V., although sales volumes increased double-digits, U.S. dollar earnings were down somewhat driven by a decline in the value of the Mexican peso and a higher effective tax rate.

First Six Months of 2012 Compared With First Six Months of 2011
Analysis of Net Sales
By Business Segment

Net Sales	2012	2011
	(Millions of dollars)
Personal Care	$4,782	$4,528
Consumer Tissue	3,247	3,343
K-C Professional & Other	1,636	1,614
Health Care	816	779
Corporate & Other	29	24

Consolidated	$10,510	$10,288

By Geography

Net Sales	2012	2011
	(Millions of dollars)
North America	$5,397	$5,340
Outside North America	5,515	5,316
Intergeographic sales	(402)	(368)

Consolidated	$10,510	$10,288
Commentary:

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Mix/ Other	Currency

Consolidated	2.2	1	3	—	(2)
Personal Care	5.6	5	3	—	(2)
Consumer Tissue	(2.9)	(5)	4	—	(2)
K-C Professional & Other	1.4	1	1	1	(2)
Health Care	4.7	5	—	1	(1)

Analysis of Operating Profit
By Business Segment

Operating Profit	2012	2011
	(Millions of dollars)
Personal Care	$805	$789
Consumer Tissue	436	323
K-C Professional & Other	263	233
Health Care	109	103
Corporate & Other(a)	(169)	(289)
Other (income) and expense, net	(10)	(10)

Consolidated	$1,454	$1,169
By Geography

Operating Profit	2012	2011
	(Millions of dollars)
North America	$977	$953
Outside North America	636	495
Corporate & Other(a)	(169)	(289)
Other (income) and expense, net	(10)	(10)

Consolidated	$1,454	$1,169

(a)
For the six months ended June 30, 2012 and 2011, Corporate & Other includes pulp and tissue restructuring charges of $54 million and $172 million, respectively. The six months ended June 30, 2011 also included a non-deductible business tax charge of $32 million related to a law change in Colombia.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)

Consolidated	24.4	2	24	2	11	(2)	(13)
Personal Care	2.0	7	18	(5)	10	(1)	(27)
Consumer Tissue	35.0	(13)	37	16	14	(2)	(17)
K-C Professional & Other	12.9	4	9	6	7	(4)	(9)
Health Care	5.8	11	3	(3)	(9)	1	3

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)	Consolidated includes the impact of the charges in 2012 and 2011 related to pulp and tissue restructuring actions and a 2011 non-deductible business tax charge related to a law change in Colombia.
Consolidated operating profit increased compared to the prior year. The benefits of higher net selling prices, cost savings, increased sales volumes and deflation in key input costs were partially offset by increased marketing, research and general expenses, including $80 million in higher strategic marketing spending and unfavorable currency translation effects. In addition, current year results include $54 million of pre-tax charges for the pulp and tissue restructuring actions, while the prior year includes $172 million of pre-tax charges related to the pulp and tissue restructuring and a $32 million business tax charge related to a law change in Colombia.

•
Personal care segment operating profit increased due to higher net selling prices, cost savings and increased sales volumes, partially offset by increased marketing, research and general expenses, inflation in key input costs and unfavorable currency effects.

•
Consumer tissue segment operating profit increased due to higher net selling prices, deflation in key input costs and cost savings, partially offset by lower sales volumes, increased marketing, research and general expenses, the negative effects of lower production volumes and unfavorable currency effects.

•
Operating profit for KCP products increased due to higher net selling prices, cost savings, deflation in key input costs and higher sales volumes, partially offset by increased marketing, research and general expenses and unfavorable currency effects.

•	Health care segment operating profit increased due to higher sales volumes, favorable mix, and higher net selling prices, partially offset by inflation in key input costs.
Pulp and Tissue Restructuring Actions:
On January 21, 2011, we initiated a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. The restructuring involves the streamlining, sale or closure of six of our manufacturing facilities around the world. In conjunction with these actions, we are exiting certain non-strategic products, primarily non-branded offerings, and transferring some production to lower-cost facilities in order to improve overall profitability and returns.
In addition, on January 24, 2012, we announced our decision to streamline an additional manufacturing facility in North America to further enhance the profitability of our consumer tissue business.
Both restructuring actions are anticipated to be substantially completed by the end of 2012. The restructuring actions are expected to result in cumulative pre-tax charges of approximately $550 to $600 million ($385 to $420 million after tax) over 2011 and 2012. Cash costs related to the streamlining of operations, sale or closure, relocation of equipment, severance and other expenses are expected to account for approximately 30 percent to 40 percent of the charges. Noncash charges will consist primarily of incremental depreciation.
As a result of the restructuring activities, versus the 2010 baseline, we expect that by 2013 annual net sales will decrease by $250 to $300 million, and operating profit will increase by at least $75 million in 2013 and at least $100 million in 2014. Through the second quarter of 2012, we have recognized cumulative operating profit benefits of $35 million from the restructuring actions. Most of the restructuring will impact the consumer tissue business segment.
See additional information on the pulp and tissue restructuring actions in Note 3 to the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources

•
Cash provided by operations for the first six months of 2012 was $1.3 billion compared to $1.0 billion in the prior year. The increase was driven by lower defined benefit plan contributions and higher cash earnings, offset partially by increases in working capital. Contributions to our defined benefit pension plans totaled $45 million for the six months ended June 30, 2012 versus $415 million for the six months ended June 30, 2011. We currently anticipate contributing between $50 to $100 million to our pension trusts in 2012.

•
During the first six months of 2012, we repurchased 8.9 million shares of our common stock at a cost of $660 million. In 2012, we plan to repurchase $1.3 billion of shares through open market purchases, subject to market conditions (increased from our prior share repurchase estimate of $900 million to $1.1 billion).

•	Capital spending for the first six months was $486 million compared with $435 million last year. We anticipate that full year 2012 capital spending will be between $1.0 and $1.1 billion.

•	At June 30, 2012, total debt and redeemable securities was $6.8 billion compared with $6.7 billion at December 31, 2011.

•
Our short-term debt as of June 30, 2012 was $354 million (included in Debt payable within one year on the Condensed Consolidated Balance Sheet) and consisted of U.S. commercial paper with original maturities up to 90 days and other similar short-term debt issued by non-U.S. subsidiaries. The average month-end balance of short-term debt for the second quarter of 2012 was $438 million. These short-term borrowings, which included commercial paper that we issue from time to time, provide supplemental funding for supporting our operations. The level of short-term debt during a quarter generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.

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

•
The Venezuelan government has currency exchange regulations that limit U.S. dollar availability to pay for the historical levels of U.S. dollar-denominated imports to support operations of our Venezuelan subsidiary (“K-C Venezuela”).  At June 30, 2012, K-C Venezuela had a bolivar-denominated net monetary asset position of $156 million and our net investment in K-C Venezuela was $293 million, both valued at 5.4 bolivars per U.S. dollar. Net sales of K-C Venezuela represented 1 percent of Consolidated Net Sales for full-year 2011. The Venezuelan government enacted price controls effective April 1, 2012 that reduced the net selling prices of certain of K-C Venezuela's products.  The enacted price controls are not expected to have a material impact on our consolidated financial results.

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
We are subject to federal, state and local environmental protection laws and regulations with respect to our business operations and are operating in compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. We have been named a potentially responsible party under the provisions of the U.S. federal Comprehensive Environmental Response, Compensation, and Liability Act, or analogous state statutes, at a number of waste disposal sites. None of our compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.
Business Outlook
During the second half of 2012, we expect economic conditions to continue to be volatile.  In this global environment, we will seek to continue to increase strategic marketing faster than net sales, pursue targeted growth initiatives, deliver cost savings and generate cash flow.  As the commodity cost environment has improved over the first half of 2012, and several currencies have recently weakened against the U.S. dollar, we are anticipating lower commodity costs and higher unfavorable currency impacts than previously estimated.  We will continue to manage our company with financial discipline.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated costs, scope, timing and effects of restructuring actions, the impact of foreign government actions, cash flow, cash sources and uses of cash, economic conditions and market demand, cost savings and reductions, cost inflation and input costs, anticipated currency rates and exchange risk, anticipated financial and operating results, contingencies and anticipated transactions of Kimberly-Clark, including share repurchases and pension contributions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, potential competitive pressures on selling prices for our products, energy costs and retail trade customer actions, as well as general economic and political conditions globally and in the markets in which we do business, could affect the realization of these estimates.
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 entitled “Risk Factors.”

Item 4.	Controls and Procedures
As of June 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	– OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the second quarter of 2012 were made through a broker in the open market.
The following table contains information for shares repurchased during the second quarter of 2012. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2012)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	843,000	$75.67	7,004,411	42,995,589
May 1 to May 31	880,000	79.13	7,884,411	42,115,589
June 1 to June 30	820,000	81.20	8,704,411	41,295,589
Total	2,543,000

(a)
Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on January 21, 2011. This program allows for the repurchase of 50 million shares in an amount not to exceed $5 billion.

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
Exhibit No. (10)n. Form of Award Agreements under 2011 Equity Participation Plan, filed herewith.
Exhibit No. (10)q. Agreement between Kimberly-Clark Worldwide, Inc. and Robert W. Black, incorporated by reference to Exhibit No. (10)q of the Corporation's Current Report on Form 8-K dated May 2, 2012.
Exhibit No. (10)w. Consulting Agreement between Kimberly-Clark Corporation and Jan B.C. Spencer, filed herewith.
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
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
August 3, 2012

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation’s Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)n.	Form of Award Agreements under 2011 Equity Participation Plan, filed herewith.

(10)q.	Agreement between Kimberly-Clark Worldwide, Inc. and Robert W. Black, incorporated by reference to Exhibit No. (10)q of the Corporation's Current Report on Form 8-K dated May 2, 2012.

(10)w.	Consulting Agreement between Kimberly-Clark Corporation and Jan B.C. Spencer, filed herewith.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS	XBRL Instance Document

(101).SCH	XBRL Taxonomy Extension Schema Document

(101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document