Form 10-Q
period 2012-09-30
KIMBERLY CLARK CORP
filed 2012-11-05
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 1-225

KIMBERLY-CLARK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	39-0394230
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
P. O. Box 619100
Dallas, Texas
75261-9100
(Address of principal executive offices)
(Zip code)
(972) 281-1200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 29, 2012, there were 391,285,578 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2012	2011	2012	2011

Net Sales	$5,246	$5,382	$15,756	$15,670
Cost of products sold	3,480	3,794	10,531	11,062
Gross Profit	1,766	1,588	5,225	4,608
Marketing, research and general expenses	988	943	3,003	2,804
Other (income) and expense, net	(5)	(17)	(15)	(27)
Operating Profit	783	662	2,237	1,831
Interest income	4	5	13	13
Interest expense	(70)	(70)	(212)	(205)
Income Before Income Taxes and Equity Interests	717	597	2,038	1,639
Provision for income taxes	(223)	(174)	(621)	(499)
Income Before Equity Interests	494	423	1,417	1,140
Share of net income of equity companies	43	35	125	122
Net Income	537	458	1,542	1,262
Net income attributable to noncontrolling interests	(20)	(26)	(59)	(72)
Net Income Attributable to Kimberly-Clark Corporation	$517	$432	$1,483	$1,190

Per Share Basis:
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.31	$1.10	$3.77	$3.00
Diluted	$1.30	$1.09	$3.73	$2.98
Cash Dividends Declared	$0.74	$0.70	$2.22	$2.10
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2012	2011	2012	2011

Net Income	$537	$458	$1,542	$1,262
Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	141	(664)	133	(224)
Employee postretirement benefits	(54)	45	(46)	45
Other	(10)	(8)	(10)	(36)
Total Other Comprehensive Income, Net of Tax	77	(627)	77	(215)
Comprehensive Income	614	(169)	1,619	1,047
Comprehensive income attributable to noncontrolling interests	(27)	(2)	(70)	(58)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$587	$(171)	$1,549	$989
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)	September 30 2012	December 31 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,249	$764
Accounts receivable, net	2,734	2,602
Inventories	2,373	2,356
Other current assets	570	561
Total Current Assets	6,926	6,283

Property, Plant and Equipment	18,081	18,240
Less accumulated depreciation	9,982	10,191
Property, Plant and Equipment, net	8,099	8,049
Investments in Equity Companies	398	338
Goodwill	3,331	3,340
Other Intangible Assets	247	265
Long-Term Notes Receivable	395	394
Other Assets	641	704
	$20,037	$19,373
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,274	$706
Trade accounts payable	2,343	2,388
Accrued expenses	2,117	2,026
Other current liabilities	291	277
Total Current Liabilities	6,025	5,397
Long-Term Debt	5,130	5,426
Noncurrent Employee Benefits	1,410	1,460
Other Liabilities	1,086	1,014
Redeemable Preferred and Common Securities of Subsidiaries	547	547
Stockholders' Equity
Kimberly-Clark Corporation	5,535	5,249
Noncontrolling interests	304	280
Total Stockholders' Equity	5,839	5,529
	$20,037	$19,373
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2012	2011

Operating Activities
Net income	$1,542	$1,262
Depreciation and amortization	642	821
Stock-based compensation	57	37
Increase in operating working capital	(335)	(155)
Deferred income taxes	320	200
Net losses on asset dispositions	15	1
Equity companies' earnings in excess of dividends paid	(53)	(46)
Postretirement benefits	(11)	(331)
Other	(8)	(18)
Cash Provided by Operations	2,169	1,771
Investing Activities
Capital spending	(763)	(656)
Proceeds from maturity of note receivable	—	220
Proceeds from sales of investments	14	21
Proceeds from dispositions of property	6	23
Investments in time deposits	(61)	(122)
Maturities of time deposits	78	115
Other	(3)	4
Cash Used for Investing	(729)	(395)
Financing Activities
Cash dividends paid	(859)	(824)
Net increase in short-term debt	464	14
Proceeds from issuance of long-term debt	315	799
Repayments of long-term debt	(471)	(20)
Cash paid on redeemable preferred securities of subsidiary	(21)	(40)
Proceeds from exercise of stock options	523	294
Acquisitions of common stock for the treasury	(962)	(1,246)
Other	25	(8)
Cash Used for Financing	(986)	(1,031)
Effect of exchange rate changes on Cash and Cash Equivalents	31	11
Increase in Cash and Cash Equivalents	485	356
Cash and Cash Equivalents, beginning of year	764	876
Cash and Cash Equivalents, end of period	$1,249	$1,232
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
Highly Inflationary Accounting for Venezuelan Operations
Our Venezuelan subsidiary ("K-C Venezuela") accounts for its operations as highly inflationary, as required by GAAP.  Under highly inflationary accounting, K-C Venezuela's functional currency became the U.S. dollar, and its income statement and balance sheet are measured into U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on bolivar-denominated monetary assets and liabilities is reflected in earnings in Other (income) and expense, net.  We determined that the Central Bank of Venezuela regulated currency exchange system rate of 5.4 bolivars per U.S. dollar was the appropriate exchange rate to measure K-C Venezuela's bolivar-denominated transactions into U.S. dollars during 2011 and through September 30, 2012.

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
During the nine months ended September 30, 2012 and for full year 2011, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Set forth below are the assets and liabilities that are measured on a recurring basis at fair value and the inputs used to develop those fair value measurements.

	September 30 2012	Fair Value Measurements
		Level 1	Level 2	Level 3
	(Millions of dollars)
Assets
Company-owned life insurance ("COLI")	$49	$—	$49	$—
Available-for-sale securities	17	17	—	—
Derivatives	67	—	67	—
Total	$133	$17	$116	$—
Liabilities
Derivatives	$68	$—	$68	$—

	December 31 2011	Fair Value Measurements
		Level 1	Level 2	Level 3
		(Millions of dollars)
Assets
COLI	$45	$—	$45	$—
Available-for-sale securities	15	15	—	—
Derivatives	61	—	61	—
Total	$121	$15	$106	$—
Liabilities
Derivatives	$120	$—	$120	$—
The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. Available-for-sale securities are included in other assets. See Note 8 for information on the classification of derivatives in the Condensed Consolidated Balance Sheet.
Level 1 Fair Values - The fair values of certain available-for-sale securities are based on quoted market prices in active markets for identical assets. Unrealized losses on these securities were not significant at September 30, 2012 and December 31, 2011 and have been recorded in other comprehensive income until realized. The unrealized losses have not been recognized in earnings because we have both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of these securities.
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

Fair Value Disclosures
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		September 30, 2012		December 31, 2011
		(Millions of dollars)
Assets
Cash and cash equivalents(a)	1	$1,249	$1,249	$764	$764
Time deposits(b)	1	81	81	95	95
Note receivable(c)	3	395	386	394	373
Liabilities and redeemable preferred and common securities of subsidiaries
Short-term debt(d)	2	553	553	87	87
Monetization loan(c)	3	397	398	397	386
Long-term debt(e)	2	5,454	6,596	5,648	6,671
Redeemable preferred securities of subsidiary(c)	3	506	553	506	568
Redeemable common securities of subsidiary(f)	3	41	41	41	41

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

(e)
Long-term debt excludes the monetization loan and includes the current portion ($721 million and $619 million at September 30, 2012 and December 31, 2011, respectively) of these debt instruments. Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(f)	The fair value of the redeemable common securities of subsidiary was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 3. Pulp and Tissue Restructuring Actions
On January 21, 2011, we initiated a pulp and tissue restructuring plan ("The Restructuring") in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and K-C Professional ("KCP") businesses. The Restructuring involves the streamlining, sale or closure of six of our manufacturing facilities around the world. In conjunction with these actions, we exited certain non-strategic products, primarily non-branded offerings, and transferred some production to lower-cost facilities in order to improve overall profitability and returns.
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

Cash costs related to the streamlining of operations, sale or closure, relocation of equipment, severance and other expenses are expected to account for approximately 30 to 40 percent of the charges. Noncash charges consist primarily of incremental depreciation.
Through September 30, 2012, cumulative pre-tax charges for the restructuring actions were $500 million ($345 million after tax), including cumulative pre-tax cash charges of $135 million.  On a geographic basis, these cumulative pre-tax charges were incurred as follows: North America - $262 million; Australia - $160 million and Other - $78 million.  On a business segment basis, these cumulative pre-tax charges were incurred as follows: Consumer Tissue - $437 million; K-C Professional & other - $61 million and Other (income) and expense, net - $2 million.
The following charges were incurred in connection with the restructuring actions:

	Three Months Ended September 30
	2012			2011
	The Restructuring	Additional Streamlining	Total	The Restructuring
	(Millions of dollars)
Incremental depreciation	$—	$6	$6	$76
Charges for workforce reductions	—	—	—	11
Asset write-offs	—	—	—	5
Other exit costs	22	2	24	3
Cost of products sold	22	8	30	95
Charges for workforce reductions included in Marketing, research and general expenses	1	—	1	—
Provision for income taxes	(12)	(3)	(15)	(29)
Net charges	$11	$5	$16	$66

	Nine Months Ended September 30
	2012			2011
	The Restructuring	Additional Streamlining	Total	The Restructuring
	(Millions of dollars)
Incremental depreciation	$7	$18	$25	$192
Charges for workforce reductions	—	3	3	54
Asset write-offs	11	—	11	13
Other exit costs	42	2	44	3
Cost of products sold	60	23	83	262
Charges for workforce reductions included in Marketing, research and general expenses	2	—	2	5
Provision for income taxes	(20)	(9)	(29)	(85)
Net charges	$42	$14	$56	$182
See Note 10 for additional information on the pulp and tissue restructuring charges by segment.
Pre-tax charges for the restructuring actions relate to activities in the following geographic areas:

	Three Months Ended September 30, 2012
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$6	$—	$—	$6
Charges for workforce reductions	1	—	—	1
Other exit costs	3	22	(1)	24
Total charges	$10	$22	$(1)	$31

	Nine Months Ended September 30, 2012
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$24	$1	$—	$25
Charges for workforce reductions	5	—	—	5
Asset write-offs	11	—	—	11
Other exit costs	18	26	—	44
Total charges	$58	$27	$—	$85

	Three Months Ended September 30, 2011
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$53	$19	$4	$76
Charges for workforce reductions	10	—	1	11
Asset write-offs	2	3	—	5
Other exit costs	1	2	—	3
Total charges	$66	$24	$5	$95

	Nine Months Ended September 30, 2011
	North America	Australia	Other	Total
	(Millions of dollars)
Incremental depreciation	$123	$59	$10	$192
Charges for workforce reductions	10	46	3	59
Asset write-offs	8	5	—	13
Other exit costs	1	2	—	3
Total charges	$142	$112	$13	$267
The following summarizes the cash charges recorded and reconciles these charges to accrued expenses for the restructuring actions at September 30:

(Millions of dollars)	2012	2011

Accrued expenses - beginning of year	$37	$—
Charges for workforce reductions and other exit costs	49	62
Cash payments	(65)	(34)
Currency and other	2	15
Accrued expenses - September 30	$23	$43

Note 4. Inventories
The following schedule presents a summary of inventories by major class:

	September 30, 2012			December 31, 2011
(Millions of dollars)	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total

At the lower of cost, determined on the FIFO or weighted-average cost methods, or market:
Raw materials	$153	$334	$487	$163	$334	$497
Work in process	204	140	344	245	126	371
Finished goods	667	803	1,470	708	760	1,468
Supplies and other	—	321	321	—	300	300
	1,024	1,598	2,622	1,116	1,520	2,636
Excess of FIFO or weighted-average cost over LIFO cost	(249)	—	(249)	(280)	—	(280)
Total	$775	$1,598	$2,373	$836	$1,520	$2,356
We use the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

Note 5. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30
(Millions of dollars)	2012	2011	2012	2011

Service cost	$10	$14	$3	$3
Interest cost	69	77	9	10
Expected return on plan assets	(82)	(87)	—	—
Recognized net actuarial loss	27	23	—	—
Other	3	4	1	—
Net periodic benefit cost	$27	$31	$13	$13

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30
(Millions of dollars)	2012	2011	2012	2011

Service cost	$34	$42	$11	$10
Interest cost	209	231	28	32
Expected return on plan assets	(247)	(260)	—	—
Recognized net actuarial loss	82	70	—	—
Other	20	6	—	2
Net periodic benefit cost	$98	$89	$39	$44
For the nine months ended September 30, 2012 and 2011, we made cash contributions of $95 million and $416 million, respectively, to our pension trusts. We currently anticipate contributing approximately $100 million for the full year 2012 to our pension trusts.

Note 6. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2012	2011	2012	2011

Average shares outstanding	393.9	392.1	393.8	395.7
Participating securities	—	0.1	—	0.4
Basic	393.9	392.2	393.8	396.1
Dilutive effect of stock options	1.7	1.6	1.9	1.5
Dilutive effect of restricted share and restricted share unit awards	1.1	1.4	1.4	1.2
Diluted	396.7	395.2	397.1	398.8
There were no significant outstanding options excluded from the computation of diluted EPS during the three and nine month periods ended September 30, 2012. Outstanding options during the three and nine month periods ended September 30, 2011 of 3.2 million and 4.8 million, respectively, were not included in the computation of diluted EPS mainly because the exercise prices of the options were greater than the average market price of the common shares during the periods.
The number of common shares outstanding as of September 30, 2012 and 2011 was 392.3 million and 393.3 million, respectively.

Note 7. Stockholders' Equity
Set forth below are reconciliations for the nine months ended September 30, 2012 and 2011 of the carrying amount of total stockholders' equity from the beginning of the period to the end of the period. In addition, each of the reconciliations displays the amount of net income allocable to redeemable securities of subsidiaries.

		Stockholders' Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries

Balance at December 31, 2011		$5,249	$280	$547
Comprehensive Income:
Net income	$1,542	1,483	36	23
Other comprehensive income, net of tax:
Unrealized translation	133	124	9	—
Employee postretirement benefits	(46)	(48)	2	—
Other	(10)	(10)	—	—
Total Comprehensive Income	$1,619
Stock-based awards		516	—	—
Income tax benefits on stock-based compensation		39	—	—
Shares repurchased		(1,006)	—	—
Recognition of stock-based compensation		57	—	—
Dividends declared		(874)	(20)	—
Other		5	(2)	(2)
Return on redeemable securities of subsidiaries and noncontrolling interests		—	(1)	(21)
Balance at September 30, 2012		$5,535	$304	$547
The change in net unrealized currency translation adjustments for the nine months ended September 30, 2012 was due to a weakening of the U.S. dollar against most foreign currencies.

In the nine months ended September 30, 2012, we repurchased 12.7 million shares at a total cost of $980 million.

		Stockholders' Equity Attributable to
(Millions of dollars)	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries

Balance at December 31, 2010		$5,917	$285	$1,047
Comprehensive Income:
Net income	$1,262	1,190	30	42
Other comprehensive income, net of tax:
Unrealized translation	(224)	(209)	(15)	—
Employee postretirement benefits	45	44	1	—
Other	(36)	(36)	—	—
Total Comprehensive Income	$1,047
Stock-based awards		306	—	—
Income tax benefits on stock-based compensation		7	—	—
Shares repurchased		(1,246)	—	—
Recognition of stock-based compensation		37	—	—
Dividends declared		(830)	(17)	(1)
Other		(1)	1	(1)
Return on redeemable securities of subsidiaries and noncontrolling interests		—	(1)	(40)
Balance at September 30, 2011		$5,179	$284	$1,047
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

Set forth below is a summary of the fair values of our derivative instruments classified by the risks they are used to manage:

	Assets		Liabilities
	September 30 2012	December 31 2011	September 30 2012	December 31 2011
	(Millions of dollars)
Foreign currency exchange risk	$59	$45	$18	$33
Interest rate risk	6	16	44	75
Commodity price risk	2	—	6	12
Total	$67	$61	$68	$120
The derivative assets are presented in the Condensed Consolidated Balance Sheet in Other current assets and Other assets, as appropriate. The derivative liabilities are presented in the Condensed Consolidated Balance Sheet in Accrued expenses and Other liabilities, as appropriate.
Foreign Currency Exchange Risk Management
We have a centralized U.S. dollar functional currency international treasury operation ("In-House Bank") that manages foreign currency exchange risks by netting, on a daily basis, our exposures to recorded non-U.S. dollar assets and liabilities and entering into derivative instruments with third parties whenever our net exposure in any single currency exceeds predetermined limits. These derivative instruments are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in earnings when they occur. The In-House Bank also records the gain or loss on the remeasurement of its non-U.S. dollar-denominated monetary assets and liabilities in earnings. Consequently, the net effect on earnings from the use of these non-designated derivatives is substantially neutralized by transactional gains and losses recorded on the underlying assets and liabilities. The In-House Bank's daily notional derivative positions with third parties averaged $1.4 billion in the first nine months of 2012 and its average net exposure for the same period was $1.3 billion. The In-House Bank used ten counterparties for its foreign exchange derivative contracts.
We enter into derivative instruments to hedge a portion of the net foreign currency exposures of our non-U.S. operations, principally for their forecasted purchases of pulp, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominately in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. As of September 30, 2012, outstanding derivative contracts of $920 million notional value were designated as cash flow hedges for the forecasted purchases of pulp and intercompany finished goods and work-in-process.
The foreign currency exposure on non-functional currency denominated monetary assets and liabilities managed outside the In-House Bank, primarily intercompany loans and accounts payable, is hedged with derivative instruments with third parties. At September 30, 2012, the notional amount of these predominantly undesignated derivative instruments was $580 million.
Foreign Currency Translation Risk Management
Translation adjustments result from translating foreign entities' financial statements to U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At September 30, 2012, we had in place net investment hedges of $67 million for a portion of our investment in our Mexican affiliate. Changes in the fair value of net investment hedges are recognized in other comprehensive income to offset the change in value of the net investment being hedged. There was no significant ineffectiveness related to net investment hedges as of September 30, 2012 and 2011.
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
At September 30, 2012, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges and cash flow hedges were $300 million and $280 million, respectively.

Commodity Price Risk Management
We use derivative instruments to hedge a portion of our exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as cash flow hedges of specific quantities of natural gas expected to be purchased in future months.
As of September 30, 2012, outstanding commodity forward contracts were in place to hedge forecasted purchases of about 25 percent of our estimated natural gas requirements for the next twelve months and a lesser percentage for future periods.
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
Fair value hedges resulted in no significant ineffectiveness in the nine months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings.
Cash flow hedges resulted in no significant ineffectiveness in the nine months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2012, $8 million of after-tax gains are expected to be reclassified from AOCI primarily to cost of products sold during the next twelve months, consistent with the timing of the underlying hedged transactions. The maximum maturity of cash flow hedges in place at September 30, 2012 is October 2014.
Quantitative Information about Our Use of Derivative Instruments
The following tables display the location and amount of pre-tax gains and losses reported in the Consolidated Income Statement and Consolidated Statement of Other Comprehensive Income.
For the three months ended September 30 (Millions of dollars):

	Income Statement Classifications	(Gain) or Loss Recognized in Income
		2012	2011
Undesignated foreign exchange hedging instruments	Other (income) and expense, net(a)	$(30)	$92

Fair Value Hedges
Interest rate swap contracts	Interest expense	$3	$8
Hedged debt instruments	Interest expense	$(3)	$(8)

	Amount of (Gain) or Loss Recognized In AOCI		Income Statement Classification of (Gain) or Loss Reclassified from AOCI	(Gain) or Loss Reclassified from AOCI into Income
	2012	2011		2012	2011
Cash Flow Hedges
Interest rate contracts	$3	$61	Interest expense	$—	$—
Foreign exchange contracts	8	(34)	Cost of products sold	(8)	15
Foreign exchange contracts	—	(8)	Other (income) and expense, net	—	(8)
Commodity contracts	(1)	5	Cost of products sold	4	1
Total	$10	$24		$(4)	$8
Net Investment Hedges
Foreign exchange contracts	$1	$(7)		$—	$—
For the nine months ended September 30 (Millions of dollars):

	Income Statement Classifications	(Gain) or Loss Recognized in Income
		2012	2011
Undesignated foreign exchange hedging instruments	Other (income) and expense, net(a)	$(31)	$(7)

Fair Value Hedges
Interest rate swap contracts	Interest expense	$8	$3
Hedged debt instruments	Interest expense	$(8)	$(3)

	Amount of (Gain) or Loss Recognized In AOCI		Income Statement Classification of (Gain) or Loss Reclassified from AOCI	(Gain) or Loss Reclassified from AOCI into Income
	2012	2011		2012	2011
Cash Flow Hedges
Interest rate contracts	$16	$69	Interest expense	$1	$(2)
Foreign exchange contracts	(7)	11	Cost of products sold	(12)	36
Foreign exchange contracts	(3)	(3)	Other (income) and expense, net	(3)	(3)
Commodity contracts	6	6	Cost of products sold	14	6
Total	$12	$83		$—	$37
Net Investment Hedges
Foreign exchange contracts	$(2)	$(4)		$—	$—

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

Note 9. Subsequent Events
European Strategic Changes
On October 23, 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We will be exiting the diaper category in that region, with the exception of the Italian market, and divesting or exiting some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes will primarily affect our consumer businesses, with a modest impact on K-C Professional.
Restructuring actions related to the strategic changes will involve the sale or closure of five of our European manufacturing facilities and a streamlining of our administrative organization. In total, these actions will result in reducing our European workforce by approximately 1,300 to 1,500 positions.
The restructuring actions will commence in the fourth quarter of 2012 and are expected to be completed by December 2014. The restructuring is expected to result in cumulative charges of approximately $250 to $350 million after tax ($300 to $400 million pre-tax) over that period. We anticipate that the pre-tax charges will fall into the following categories and approximate dollar ranges: workforce reduction costs ($140 to $175 million); asset impairment charges ($120 to $150 million); incremental depreciation ($30 to $40 million) and other associated costs ($10 to $35 million). Cash costs related to severance and other expenses are expected to account for approximately 50 to 60 percent of the charges. Noncash charges will consist primarily of asset impairment charges and incremental depreciation.
U.S. Pension Plan Lump Sum Offering
In order to reduce the size and potential future volatility of our U.S. defined benefit pension plan obligation, we have offered approximately 10,000 former employees who have deferred vested pension plan benefits a one-time option to receive a lump sum distribution of their benefits by the end of 2012. The vested benefit obligation associated with these former employees is approximately $570 million, equivalent to about 15 percent of our benefit obligation for the U.S. qualified plan.
Eligible participants have until November 21, 2012 to make their election. If the percentage of eligible participants that choose the lump sum option exceeds approximately 45 percent, we will recognize a one-time, non-cash settlement charge in the fourth quarter. The lump sum payments will be funded from existing pension plan assets and will occur by the end of 2012.

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
The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
NET SALES:
Personal Care	$2,414	$2,390	$7,196	$6,918
Consumer Tissue	1,605	1,711	4,852	5,054
K-C Professional & Other	822	863	2,458	2,477
Health Care	396	407	1,212	1,186
Corporate & Other	9	11	38	35
Consolidated	$5,246	$5,382	$15,756	$15,670

OPERATING PROFIT (reconciled to Income Before Income Taxes and Equity Interests):
Personal Care	$436	$396	$1,241	$1,185
Consumer Tissue	216	206	652	529
K-C Professional & Other	144	127	407	360
Health Care	59	56	168	159
Corporate & Other(a)	(77)	(140)	(246)	(429)
Other (income) and expense, net	(5)	(17)	(15)	(27)
Total Operating Profit	783	662	2,237	1,831
Interest income	4	5	13	13
Interest expense	(70)	(70)	(212)	(205)
Income Before Income Taxes and Equity Interests	$717	$597	$2,038	$1,639

(a)	Corporate & Other includes pulp and tissue restructuring charges as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of dollars)
Consumer Tissue	$31	$81	$80	$233
K-C Professional & Other	—	14	5	34
Total	$31	$95	$85	$267

See additional information in Note 3 for the pulp and tissue restructuring actions. The nine months ended September 30, 2011 also includes a non-deductible business tax charge of $32 million related to a law change in Colombia.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Third Quarter 2012 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook
Overview of Third Quarter 2012 Results

•	Net sales decreased 2.5 percent primarily due to unfavorable currency effects partially offset by increases in net selling prices and sales volumes.

•	Operating profit and net income attributable to Kimberly-Clark Corporation increased 18.3 percent and 19.7 percent, respectively.

•	Net income includes $16 million in after tax charges ($31 million pre-tax) in 2012 and $66 million in after tax charges ($95 million pre-tax) in 2011 for the pulp and tissue restructuring actions.

•
Cash provided by operations was $844 million compared to $750 million in the prior year. The improvement was driven by higher cash earnings and a smaller increase in working capital than in the year-ago quarter, partially offset by higher defined benefit pension plan contributions.

Results of Operations and Related Information
This section presents a discussion and analysis of our third quarter of 2012 net sales, operating profit and other information relevant to an understanding of the results of operations.
Third Quarter of 2012 Compared With Third Quarter of 2011
Analysis of Net Sales
By Business Segment

Net Sales	2012	2011
	(Millions of dollars)
Personal Care	$2,414	$2,390
Consumer Tissue	1,605	1,711
K-C Professional & Other	822	863
Health Care	396	407
Corporate & Other	9	11

Consolidated	$5,246	$5,382
By Geography

Net Sales	2012	2011
	(Millions of dollars)
North America	$2,688	$2,740
Outside North America	2,763	2,838
Intergeographic sales	(205)	(196)

Consolidated	$5,246	$5,382
Commentary:

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Mix/ Other	Currency

Consolidated	(2.5)	1	1	—	(5)
Personal Care	1.0	4	2	—	(5)
Consumer Tissue	(6.2)	(1)	—	—	(5)
K-C Professional & Other	(4.8)	—	—	(1)	(4)
Health Care	(2.7)	(1)	—	—	(2)

•
Personal care net sales in North America were even with year-ago levels. Net selling prices rose 2 percent, driven by improved revenue realization for Huggies diapers, while overall sales volumes decreased 2 percent. Infant care volumes were down high-single digits, primarily reflecting category declines and modest consumer trade-down. Feminine care volumes were down mid-single digits compared to strong a year-ago performance. Child care volumes increased at a low double-digit rate, as the comparison to the prior year benefited from soft training pant volumes last year, along with higher shipments of Good Nites youth pants and Huggies Little Swimmers swim pants in 2012. Lastly, adult care volumes increased low-single digits, including benefits from the introduction of the Poise feminine wellness line-up.

In our international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa ("K-C International"), personal care net sales increased 2 percent despite a 9 percent decrease from unfavorable changes in currency rates. Sales volumes were up 9 percent, with high-single digit to low-double digit growth in each major region. Volume performance was strong in a number of markets, including Brazil, China, Russia, South Africa, South Korea and Venezuela. Overall net selling prices improved 2 percent compared to the year-ago period, driven by increases in Latin America.

In Europe, personal care net sales decreased 2 percent, including an unfavorable currency impact of 11 percent. Sales volumes rose 9 percent, mostly due to growth in non-branded offerings and Huggies baby wipes.

•
Consumer tissue net sales in North America were down 5 percent compared to the prior year, including a 5 percent decrease from lost sales in conjunction with pulp and tissue restructuring actions. Organic sales volumes (i.e., sales volume impacts other than lost sales from restructuring actions) increased 3 percent, as gains in bathroom tissue were partially offset by lower volumes in paper towels. Overall changes in product mix decreased sales 2 percent and net selling prices were down 1 percent.

Consumer tissue net sales decreased 4 percent in K-C International. Currency rates were unfavorable by 8 percent and lost sales in conjunction with pulp and tissue restructuring actions reduced sales volumes by 1 percent. Net selling prices increased 3 percent and both organic sales volumes and product mix increased net sales by 1 percent.
In Europe, consumer tissue net sales decreased 13 percent, including an unfavorable currency impact of 10 percent. Net selling prices decreased 2 percent and changes in product mix reduced net sales 1 percent, as economic conditions remain difficult.

•
Net sales of K-C Professional ("KCP") & other products in North America decreased 2 percent as net selling prices and sales volumes were each down 1 percent. Although washroom product volumes increased, these gains were more than offset by lower volumes in other areas, including safety products and wipers.

KCP net sales decreased 1 percent in K-C International, including an 8 percent decrease from unfavorable changes in currency rates. Sales volumes increased 4 percent, driven by double-digit growth in Latin America. In addition, overall net selling prices rose 2 percent and product mix improved 1 percent.
In Europe, KCP net sales decreased 17 percent. Currency rates were unfavorable by 10 percent and lost sales in conjunction with pulp and tissue restructuring actions reduced sales volumes by 4 percent. Organic sales volumes decreased 2 percent, primarily due to challenging market conditions in Southern Europe. Overall net selling prices decreased 1 percent.

•
Net sales of health care products decreased 3 percent as unfavorable currency effects reduced net sales by 2 percent and sales volumes decreased 1 percent. Surgical and infection prevention (medical supply) volumes were down slightly compared to double-digit growth in the year-ago period. Medical device volumes decreased 1 percent.

Analysis of Operating Profit
By Business Segment

Operating Profit	2012	2011
	(Millions of dollars)
Personal Care	$436	$396
Consumer Tissue	216	206
K-C Professional & Other	144	127
Health Care	59	56
Corporate & Other(a)	(77)	(140)
Other (income) and expense, net	(5)	(17)

Consolidated	$783	$662

By Geography

Operating Profit	2012	2011
	(Millions of dollars)
North America	$522	$492
Outside North America	333	293
Corporate & Other(a)	(77)	(140)
Other (income) and expense, net	(5)	(17)

Consolidated	$783	$662

(a)	For the three months ended September 30, 2012 and 2011, Corporate & Other includes pulp and tissue restructuring charges of $31 million and $95 million, respectively.
Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)

Consolidated	18.3	7	6	8	13	(4)	(12)
Personal Care	10.1	7	10	1	16	(3)	(21)
Consumer Tissue	4.9	3	2	10	6	(3)	(13)
K-C Professional & Other	13.4	8	(1)	8	12	(6)	(8)
Health Care	5.4	—	(3)	28	(8)	1	(13)

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)	Consolidated includes the impact of the charges in 2012 and 2011 related to the pulp and tissue restructuring actions.
Consolidated operating profit increased compared to the prior year due to benefits from organic sales growth and $85 million in cost savings. In addition, input costs were $55 million lower overall versus 2011, with $45 million of lower fiber costs and a $25 million decrease for other raw materials, partially offset by $15 million of higher distribution costs. On the other hand, overall marketing, research and general expenses increased versus the year-ago period. The higher spending included a $25 million increase in strategic marketing, primarily to support product innovations and targeted growth initiatives. Administrative and research spending also increased, in part, to build further capabilities and support future growth, particularly in K-C International. In addition, foreign currency translation effects reduced operating profit by $25 million as a result of the weakening of several currencies relative to the U.S. dollar. The current year results include $31 million of pre-tax charges for the pulp and tissue restructuring actions, while the prior year period includes $95 million of pre-tax charges for the restructuring actions.

•
Personal care segment operating profit in North America increased due to higher net selling prices, lower input costs, and cost savings, partially offset by higher marketing and general expenses and lower sales volumes. In K-C International, operating profit increased as higher sales volumes and net selling prices and cost savings were mostly offset by higher marketing, research and general expenses, unfavorable currency rates and inflation in input costs. Operating profit in Europe increased due to cost savings and the positive impact of higher production volumes.

•
Consumer tissue segment operating profit in North America decreased as lower net selling prices and higher marketing, research and general expenses were partially offset by cost savings and lower input costs. Operating profit in K‑C International increased as higher net selling prices, increased volume, favorable product mix and cost savings were partially offset by higher marketing and research expenses and unfavorable currency rates. In Europe, operating profit decreased as lower net selling prices, unfavorable mix and higher marketing and general expenses were partially offset by cost savings and input cost deflation.

•
Operating profit for the KCP & other segment increased as organic volume growth, cost savings, and lower input costs were partially offset by higher marketing, research and general expenses and unfavorable currency rates.

•	Health care segment operating profit increased as a result of lower input costs, partially offset by higher research and general expenses and lower net selling prices.

Additional Income Statement Commentary

•	Other (income) and expense, net decreased in the year-over-year comparison by $12 million. The change was driven by a gain on the sale of a small business in Latin America in 2011.

•	Our effective tax rate for the third quarter of 2012 increased to 31.1 percent from 29.1 percent in the prior year in part due to lower investment tax credits in the current period.

•
Our share of net income of equity companies in the third quarter of 2012 was $8 million higher than the prior year. At Kimberly-Clark de Mexico, S.A.B. de C.V., results benefited from higher net selling prices and volumes as well as increased operating profit margins.

First Nine Months of 2012 Compared With First Nine Months of 2011
Analysis of Net Sales
By Business Segment

Net Sales	2012	2011
	(Millions of dollars)
Personal Care	$7,196	$6,918
Consumer Tissue	4,852	5,054
K-C Professional & Other	2,458	2,477
Health Care	1,212	1,186
Corporate & Other	38	35

Consolidated	$15,756	$15,670

By Geography

Net Sales	2012	2011
	(Millions of dollars)
North America	$8,085	$8,080
Outside North America	8,278	8,154
Intergeographic sales	(607)	(564)

Consolidated	$15,756	$15,670
Commentary:

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Mix/ Other	Currency

Consolidated	0.5	1	2	1	(3)
Personal Care	4.0	5	3	(1)	(3)
Consumer Tissue	(4.0)	(3)	2	—	(3)
K-C Professional & Other	(0.8)	1	1	—	(3)
Health Care	2.2	3	—	—	(1)

Analysis of Operating Profit
By Business Segment

Operating Profit	2012	2011
	(Millions of dollars)
Personal Care	$1,241	$1,185
Consumer Tissue	652	529
K-C Professional & Other	407	360
Health Care	168	159
Corporate & Other(a)	(246)	(429)
Other (income) and expense, net	(15)	(27)

Consolidated	$2,237	$1,831
By Geography

Operating Profit	2012	2011
	(Millions of dollars)
North America	$1,500	$1,445
Outside North America	968	788
Corporate & Other(a)	(246)	(429)
Other (income) and expense, net	(15)	(27)

Consolidated	$2,237	$1,831

(a)
For the nine months ended September 30, 2012 and 2011, Corporate & Other includes pulp and tissue restructuring charges of $85 million and $267 million, respectively. The nine months ended September 30, 2011 also included a non-deductible business tax charge of $32 million related to a law change in Colombia.

Commentary:

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)

Consolidated	22.2	4	18	4	12	(3)	(13)
Personal Care	4.7	7	15	(3)	12	(2)	(24)
Consumer Tissue	23.3	(7)	23	14	11	(2)	(16)
K-C Professional & Other	13.1	5	5	7	9	(4)	(9)
Health Care	5.7	7	1	8	(8)	1	(3)

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)	Consolidated includes the impact of the charges in 2012 and 2011 related to pulp and tissue restructuring actions and a 2011 non-deductible business tax charge related to a law change in Colombia.
Consolidated operating profit increased compared to the prior year. The benefits of higher net selling prices, cost savings, increased sales volumes and deflation in input costs were partially offset by increased marketing, research and general expenses (including $105 million in higher strategic marketing spending), and unfavorable currency translation effects. In addition, current year results include $85 million of pre-tax charges for the pulp and tissue restructuring actions, while the prior year includes $267 million of pre-tax charges related to the pulp and tissue restructuring actions and a $32 million business tax charge related to a law change in Colombia.

•
Personal care segment operating profit increased due to higher net selling prices, cost savings, and increased sales volumes, partially offset by increased marketing, research and general expenses, input cost inflation and unfavorable currency effects.

•
Consumer tissue segment operating profit increased due to higher net selling prices, input cost deflation and cost savings, partially offset by lower sales volumes, increased marketing, research and general expenses, the negative effects of lower production volumes and unfavorable currency effects.

•
Operating profit for KCP products increased due to higher net selling prices, improved mix, cost savings, input cost deflation and higher sales volumes, partially offset by increased marketing, research and general expenses and unfavorable currency effects.

•	Health care segment operating profit increased due to higher sales volumes and input cost deflation.
Pulp and Tissue Restructuring Actions
On January 21, 2011, we initiated a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. The restructuring involves the streamlining, sale or closure of six of our manufacturing facilities around the world. In conjunction with these actions, we exited certain non-strategic products, primarily non-branded offerings, and transferred some production to lower-cost facilities in order to improve overall profitability and returns.
In addition, on January 24, 2012, we announced our decision to streamline an additional manufacturing facility in North America to further enhance the profitability of our consumer tissue business.
Both restructuring actions are anticipated to be substantially completed by the end of 2012. The restructuring actions are expected to result in cumulative pre-tax charges of approximately $550 to $600 million ($385 to $420 million after tax) over 2011 and 2012. Cash costs related to the streamlining of operations, sale or closure, relocation of equipment, severance and other expenses are expected to account for approximately 30 to 40 percent of the charges. Noncash charges consist primarily of incremental depreciation.
As a result of the restructuring activities, versus a 2010 baseline, we expect that by 2013 annual net sales will decrease by $250 to $300 million, and operating profit will increase by at least $75 million in 2013 and at least $100 million in 2014. Through the third quarter of 2012, we have recognized cumulative operating profit benefits of $50 million from the restructuring actions. Most of the restructuring will impact the consumer tissue business segment.
See additional information on the pulp and tissue restructuring actions in Note 3 to the Condensed Consolidated Financial Statements.
European Strategic Changes
On October 23, 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We will be exiting the diaper category in that region, with the exception of the Italian market, and divesting or exiting some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes will primarily affect our consumer businesses, with a modest impact on K-C Professional. The businesses that will be exited or divested generate annual net sales of approximately $500 million and negligible operating profit.
Restructuring actions related to the strategic changes will involve the sale or closure of five of our European manufacturing facilities and a streamlining of our administrative organization. In total, these actions will result in reducing our European workforce by approximately 1,300 to 1,500 positions.
The restructuring actions will commence in the fourth quarter of 2012 and are expected to be completed by December 31, 2014. The restructuring is expected to result in cumulative charges of approximately $250 to $350 million after tax ($300 to $400 million pre-tax) over that period. We anticipate that the pre-tax charges will fall into the following categories and approximate dollar ranges: workforce reduction costs ($140 to $175 million); asset impairment charges ($120 to $150 million); incremental depreciation ($30 to $40 million) and other associated costs ($10 to $35 million). Cash costs related to severance and other expenses are expected to account for approximately 50 to 60 percent of the charges. Noncash charges will consist primarily of asset impairment charges and incremental depreciation.
U.S. Pension Plan Lump Sum Offering
In order to reduce the size and potential future volatility of our U.S. defined benefit pension plan obligation, we have offered approximately 10,000 former employees who have deferred vested pension plan benefits a one-time option to receive a lump sum distribution of their benefits by the end of 2012. The vested benefit obligation associated with these former employees is approximately $570 million, equivalent to about 15 percent of our benefit obligation for the U.S. qualified plan.

Eligible participants have until November 21, 2012 to make their election. If the percentage of eligible participants that choose the lump sum option exceeds approximately 45 percent, we will recognize a one-time, non-cash settlement charge in the fourth quarter. The lump sum payments will be funded from existing pension plan assets and will occur by the end of 2012.
Liquidity and Capital Resources

•
Cash provided by operations for the first nine months of 2012 was $2.2 billion compared to $1.8 billion in the prior year. The increase was driven by lower defined benefit plan contributions and higher cash earnings, offset partially by increases in working capital. Contributions to our defined benefit pension plans totaled $95 million for the nine months ended September 30, 2012 versus $416 million for the nine months ended September 30, 2011. We currently anticipate contributing approximately $100 million to our pension trusts in 2012.

•
During the first nine months of 2012, we repurchased 12.7 million shares of our common stock at a cost of $980 million. In 2012, we plan to repurchase $1.3 billion of shares through open market purchases, subject to market conditions.

•	Capital spending for the first nine months was $763 million compared with $656 million last year. We anticipate that full year 2012 capital spending will be between $1.0 and $1.1 billion.

•	At September 30, 2012, total debt and redeemable securities was $7.0 billion compared with $6.7 billion at December 31, 2011.

•
Our short-term debt as of September 30, 2012 was $553 million (included in Debt payable within one year on the Condensed Consolidated Balance Sheet) and consisted of U.S. commercial paper with original maturities up to 90 days and other similar short-term debt issued by non-U.S. subsidiaries. The average month-end balance of short-term debt for the third quarter of 2012 was $579 million. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt during a quarter generally fluctuates depending upon the amount of operating cash flows, timing of repatriation and payments for items such as dividends and income taxes.

•
We maintain a $1.5 billion revolving credit facility, scheduled to expire in October 2016, as well as the option to increase this facility by an additional $500 million.  This facility, currently unused, supports our commercial paper program and would provide liquidity in the event our access to the commercial paper market is unavailable for any reason.   We had an additional $500 million facility that expired pursuant to its terms in October 2012.

•
The Venezuelan government has currency exchange regulations that limit U.S. dollar availability to pay for the historical levels of U.S. dollar-denominated imports to support operations of our Venezuelan subsidiary ("K-C Venezuela").  At September 30, 2012, K-C Venezuela had a bolivar-denominated net monetary asset position of $185 million and our net investment in K-C Venezuela was $322 million, both valued at 5.4 bolivars per U.S. dollar. Net sales of K-C Venezuela represented 1 percent of Consolidated Net Sales for full-year 2011. The Venezuelan government enacted price controls effective April 1, 2012 that reduced the net selling prices of certain K-C Venezuela's products.  The enacted price controls are not expected to have a material impact on our consolidated financial results.

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

Business Outlook
We plan to continue to pursue targeted growth initiatives and increase strategic marketing faster than net sales.  We expect commodity costs overall in 2012 will be lower than the prior year, but believe results will likely be negatively impacted by weaker foreign currency exchange rates relative to the U.S. dollar.  We will continue to manage our company with financial discipline and we expect to continue to deliver cost savings in order to improve profitability.
Fourth quarter 2012 operating results will be impacted by restructuring charges related to the strategic changes in our Western and Central European consumer and professional businesses. In addition, fourth quarter results could be impacted by a non-cash settlement charge related to the lump sum offering for our U.S. pension plan participants depending on the level of participants choosing the lump sum option. Additional information on both these items is included elsewhere in MD&A and Note 9 to the Condensed Consolidated Financial Statements.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated costs, scope, timing and financial and other effects of the pulp and tissue restructuring actions and the Western and Central Europe strategic changes, cash flow and uses of cash, growth initiatives, marketing and other spending, raw material, energy and other input costs, anticipated currency rates and exchange risks, cost savings and reductions, contingencies and anticipated transactions of Kimberly‑Clark, including share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly‑Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including fluctuations in foreign currency exchange rates, the prices and availability of raw materials, potential competitive pressures on selling prices for our products, energy costs and retail trade customer actions, as well as general economic and political conditions globally and in the markets in which we do business, could affect the realization of these estimates.
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2011 entitled "Risk Factors."

Item 4.	Controls and Procedures
As of September 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the third quarter of 2012 were made through a broker in the open market.
The following table contains information for shares repurchased during the third quarter of 2012. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2012)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to 31	843,000	$85.18	9,547,411	40,452,589
August 1 to 31	1,622,000	83.84	11,169,411	38,830,589
September 1 to 30	1,337,000	83.90	12,506,411	37,493,589
Total	3,802,000

(a)
Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on January 21, 2011. This program allows for the repurchase of 50 million shares in an amount not to exceed $5 billion.

Item 6.	Exhibits

(a)	Exhibits
Exhibit No. (3)a. Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K dated May 1, 2009.
Exhibit No. (3)b. By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K dated May 1, 2009.
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
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
November 5, 2012

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS	XBRL Instance Document

(101).SCH	XBRL Taxonomy Extension Schema Document

(101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document