Form 10-K
period 2012-12-31
KIMBERLY CLARK CORP
filed 2013-02-22
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

OR

☐	Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the transition period from                  to

KIMBERLY-CLARK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	1-225	39-0394230
(State or other jurisdiction of incorporation)	(Commission file number)	(I.R.S. Employer Identification No.)

P. O. Box 619100, Dallas, Texas		75261-9100
(Address of principal executive offices)		(Zip code)
Registrant's telephone number, including area code: (972) 281-1200
Securities registered pursuant to Section 12(b) of the Act:

Common Stock—$1.25 Par Value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2012 (based on the closing stock price on the New York Stock Exchange on such date) was approximately $33.1 billion.
As of February 15, 2013, there were 387,621,860 shares of Kimberly‑Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's Annual Meeting of Stockholders to be held on May 2, 2013 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2012 Annual Report

PART I

ITEM 1.    BUSINESS
Kimberly‑Clark Corporation was incorporated in Delaware in 1928. We are a global company focused on leading the world in essentials for a better life through product innovation and building our personal care, consumer tissue, K‑C professional and health care brands. We are principally engaged in the manufacturing and marketing of a wide range of products mostly made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency. Unless the context indicates otherwise, the terms "Corporation," "Kimberly‑Clark," "K‑C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
For financial information by business segment and geographic area, including revenue, profit and total assets of each reportable segment, and information about our principal products and markets, see Item 7,"Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and Item 8, Note 17 to the Consolidated Financial Statements.
Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
Recent Developments
In 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We will exit the diaper category in that region, with the exception of the Italian market, and divest or exit some lower-margin businesses, mostly in consumer tissue, in certain markets. Restructuring actions related to the strategic changes will involve the sale or closure of five of our European manufacturing facilities and streamlining of our administrative organization. The restructuring actions commenced in the fourth quarter of 2012 and are expected to be completed by December 31, 2014. For additional information, see MD&A and Item 8, Note 2 to the Consolidated Financial Statements.
Description of Kimberly‑Clark
We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments. Information on these four segments, as well as their principal sources of revenue, is included below.

•
Personal Care brands offer parents a trusted partner in caring for their families and deliver confidence, protection and discretion to adults through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, and other related products. Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Depend, Plenitud, Poise and other brand names.

•
Consumer Tissue offers a wide variety of innovative solutions and trusted brands that touch and improve people's lives every day.  Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Hakle, Page and other brand names.

•
K‑C Professional helps transform workplaces for employees and patrons, making them healthier, safer and more productive, through a range of solutions and supporting products such as apparel, wipers, soaps, sanitizers, tissues and towels.  Key brands in this segment include Kleenex, Scott, WypAll, Kimtech and Jackson Safety.

•
Health Care provides essentials that help restore patients to better health and improve the quality of patients' lives. This segment offers surgical and infection prevention products for the operating room, and a portfolio of innovative medical devices focused on pain management, respiratory and digestive health. This business is a global leader in education to prevent healthcare-associated infections. Products are sold primarily under the Kimberly‑Clark and ON‑Q brand names.

These reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute our global strategies to drive growth and profitability of our worldwide personal care, consumer tissue, K‑C Professional and Health Care operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management and capacity and capital investments for each of these businesses.

1	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Products for household use are sold directly to supermarkets, mass merchandisers, drugstores, warehouse clubs, variety and department stores and other retail outlets, as well as through other distributors and e-commerce. Products for away-from-home use are sold through distributors and directly to manufacturing, lodging, office building, food service, health care establishments and high volume public facilities.
Net sales to Wal-Mart Stores, Inc. were approximately 12 percent in 2012 and 2011, and 13 percent in 2010.
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
Most raw materials are purchased from third parties, and we consider the supply to be adequate to meet the needs of our businesses. See Item 1A, "Risk Factors."
Competition
We have several major competitors in most of our markets, some of which are larger and more diversified than us. The principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price, and marketing and distribution capabilities. For additional discussion of the competitive environment in which we conduct our business, see Item 1A, "Risk Factors."
Research and Development
Research and development expenditures are directed toward new or improved personal care, tissue, wiping, safety and health care products and nonwoven materials. Consolidated research and development expense was $356 in 2012, $316 in 2011 and $317 in 2010.
Foreign Market Risks
We operate and market our products globally, and our business strategy includes targeted growth in Asia, Latin America, Eastern Europe, the Middle East and Africa, with a particular emphasis in China, Russia and Latin America. See Item 1A, "Risk Factors" for a discussion of foreign market risks that may affect our financial results.

2	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Environmental Matters
Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at our facilities are expected to be as follows:

	2013	2014
Facilities in U.S.	$4	$17
Facilities outside U.S.	17	15
Total	$21	$32
Total worldwide operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs are expected to be as follows:

	2013	2014
Facilities in U.S.	$77	$95
Facilities outside U.S.	87	90
Total	$164	$185
Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. These expected amounts do not include potential remediation costs associated with our Western and Central European strategic changes (see "Recent Developments") as the outcome related to the impacted facilities is not known. Current environmental spending estimates could be modified as a result of changes in our plans, changes in legal requirements, including any requirements related to global climate change, or other factors.
Employees
In our worldwide consolidated operations, we had approximately 58,000 employees as of December 31, 2012.
Available Information
We make financial information, news releases and other information available on our corporate website at www.kimberly‑clark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after we file these reports and amendments with, or furnish them to, the Securities and Exchange Commission ("SEC"). The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. Stockholders may also contact Stockholder Services, P.O. Box 612606, Dallas, Texas 75261-2606 or call 972-281-1522 to obtain a hard copy of these reports without charge.

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

3	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

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
A number of our products, such as diapers, training and youth pants, feminine pads, incontinence care products, disposable wipes and various health care products, contain certain materials that are principally derived from petroleum. These materials are subject to price fluctuations based on changes in petroleum prices, availability and other factors, with these prices experiencing significant volatility in recent years. We purchase these materials from a number of suppliers. Significant increases in prices for these materials could adversely affect our earnings if selling prices for our finished products do not adjust, if these adjustments significantly trail the increases in prices for these materials, or if we do not utilize substitutes with lower prices for these materials. Generally derivative instruments have not been used to manage these risks.
Our manufacturing operations utilize electricity, natural gas and petroleum-based fuels. To ensure that we use all forms of energy efficiently and cost-effectively, we maintain ongoing energy efficiency improvement programs at all of our manufacturing sites. Our contracts with energy suppliers vary as to price, payment terms, quantities and duration. Our energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions (including actions taken to address climate change and related market responses). There can be no assurance that we will be fully protected against substantial changes in the price or availability of energy sources. Derivative instruments are used to manage a portion of natural gas price risk in accordance with our risk management policy.
Increased pricing pressure, intense competition for sales of our products and the inability to innovate effectively could have an adverse effect on our financial results.
We compete in highly competitive markets against well-known, branded products and low-cost or private label products both domestically and internationally. Inherent risks in our competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of consolidation within retailer and distribution channels, and competitive actions. Our competitors for these markets include not only our traditional competitors but also private label manufacturers, low-cost manufacturers and rapidly-expanding international manufacturers. Some of these competitors may have better access to financial resources and greater market penetration, which enable them to offer a wider variety of products and services at more competitive prices. Alternatively, some of these competitors may have significantly lower product development and manufacturing costs, allowing them to offer products at a lower price. The actions of these competitors could adversely affect our financial results. It may be necessary for us to lower prices on our products and increase spending on advertising and promotions, each of which could adversely affect our financial results.
In addition, we compete in highly competitive regional markets, such as Latin America, Europe, Africa and Asia. Intense competition in these areas may slow our sales growth and earnings potential, as well as adversely impact our margins.
Our ability to develop new products is affected by whether we can successfully anticipate consumer needs and preferences, develop and fund technological innovations, and receive and maintain necessary patent and trademark protection. In addition, we incur substantial development and marketing costs in introducing new and improved products and technologies. The introduction of a new consumer product (whether improved or newly developed) usually requires substantial expenditures for advertising and marketing to gain recognition in the marketplace. If a product gains consumer acceptance, it normally requires continued advertising and promotional support to maintain its relative market position. Some of our competitors may spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions.
We may not be successful in developing new or improved products and technologies necessary to compete successfully in the industry, and we may not be successful in advertising, marketing, timely launching and selling our products.
Global and regional economic conditions, including recessions or slow economic growth, and continuing global and regional credit market volatility, could continue to adversely affect our business and financial results.
The global economy continues to be volatile, with particular regions facing uncertain or slow economic growth. These unfavorable economic conditions could negatively impact:

•	consumer demand for our products, including shifting consumer purchasing patterns to lower cost options such as

4	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

private-label products, as well as declining birth rates in countries due to slow economic growth or other factors,

•	demand by businesses for our products, including the effects of increased unemployment and cost savings efforts of customers,

•	the social and political environment,

•	the product mix of our sales, and

•	our ability to collect accounts receivable on a timely basis from certain customers.
Ongoing volatility in global and regional commodity, currency and financial markets has continued to result in uncertainty in the business environment.  We rely on access to credit markets, specifically the commercial paper and public bond markets, to provide supplemental funding for our operations.  Although we have not experienced a disruption in our ability to access credit markets, it is possible that we may have difficulty accessing credit markets in the future, which may disrupt our businesses or further increase our cost of funding our operations.
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
Because we and our equity companies have manufacturing facilities in 40 countries, with products sold in more than 175 countries, our results may be substantially affected by foreign market risks. We are subject to the impact of economic, social and political instability in developing countries.
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

5	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

In addition, we face increased risks in our international operations, including currency exchange restrictions and other limits on our ability to repatriate earnings from outside the U.S., adverse political and economic conditions, legal and regulatory constraints, tariffs and other trade barriers, risks of expropriation, difficulties in enforcing contractual and intellectual property rights, and developing and maintaining successful business alliances, and potentially adverse tax consequences. Each of these factors could adversely affect our financial results. See MD&A and Item 8, Note 19 for information about the effects of currency restrictions and related exposures in Venezuela.
Pending litigation, administrative actions, tax matters, regulatory requirements and new legal requirements could have an adverse effect on our financial results.
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
We are subject to income tax requirements in various jurisdictions in the U.S. and internationally. Many of these jurisdictions face budgetary shortfalls or have unpredictable enforcement activity. Increases in applicable tax rates, implementation of new taxes, changes in applicable tax laws and interpretations of these tax laws and actions by tax authorities in jurisdictions in which we operate could reduce our after-tax income and have an adverse effect on our results of operations.
Aspects of our business, including Health Care and personal care, are subject to many laws and governmental regulations, including regulations by the Food and Drug Administration and comparable foreign agencies, as well as potential litigation. Adverse regulatory action, including a recall, regulatory or other governmental investigation, or product liability or other litigation may adversely affect our financial condition and business operations.
Our sales and results of operations may also be adversely impacted by new legal requirements, including healthcare reform legislation, financial reform legislation and regulations, export control and foreign sanctions legislation, and climate change and other environmental legislation and regulations. The costs and other effects of pending litigation and administrative actions against us and new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs to us, directly for our compliance or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs or reduced availability of raw materials.
Although we believe that none of these proceedings or requirements will have a material adverse effect on us, the outcome of these proceedings or effects of new legal requirements may not be as expected. See Item 3, "Legal Proceedings."
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

6	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

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
We may pursue acquisitions of product lines or businesses from third parties. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired product lines or businesses, estimation and assumption of liabilities and contingencies, personnel turnover and the diversion of management's attention from other business concerns. We may be unable to identify suitable additional acquisition candidates or may be unable to successfully integrate and manage product lines or businesses that we have acquired or may acquire in the future. In addition, we may be unable to achieve anticipated benefits or cost savings from acquisitions in the timeframe we anticipate, or at all.
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
Moreover, acquisitions could result in substantial additional indebtedness, exposure to contingent liabilities such as litigation or the impairment of goodwill or other intangible assets, or transactional costs, all of which could adversely affect our financial condition, results of operations and liquidity.
Alternatively, we may periodically divest product lines or businesses, such as in connection with the strategic changes we are making in our Western and Central European consumer and professional businesses. These divestitures may adversely impact our results if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested products or businesses, or otherwise achieve the anticipated benefits or cost savings from the divestitures. In addition, businesses under consideration for or otherwise subject to divestiture may be adversely impacted prior to the divestiture, which could negatively affect our financial results. Furthermore, the divestitures could adversely affect our ongoing business operations, including by enhancing our competitors' positions or reducing consumer confidence in our ongoing brands and products.
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

7	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2012 we own or lease:

•	our principal executive offices located in the Dallas, Texas metropolitan area;

•	four operating segment and geographic headquarters at two U.S. and two international locations; and

•	five administrative centers at two U.S. and three international locations.

The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
United States (in 18 states)	24
Canada	1
Europe	18
Asia, Latin America and other	66
Worldwide Total (in 40 countries)	109
Many of these facilities produce multiple products. The types of products produced by these facilities are as follows:

Products Produced:	Number of Facilities
Tissue, including consumer tissue and K‑C Professional products	64
Personal Care	50
Health Care	15
We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained. Restructuring actions related to the Western and Central European strategic changes will involve the sale or closure of five of our European manufacturing facilities. See "Recent Developments."

ITEM 3.    LEGAL PROCEEDINGS
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.
We are subject to federal, state and local environmental protection laws and regulations with respect to our business operations and are operating in compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. We have been named a potentially responsible party under the provisions of the U.S. federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of sites where hazardous substances are present. None of our compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

8	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 22, 2013, together with certain biographical information, are as follows:
Robert E. Abernathy, 58, was elected Group President - Europe, Global Nonwovens, and Continuous Improvement & Sustainability in November 2012. He is responsible for our European consumer businesses and the strategic changes we are making in that region, leading the development of new business strategies for Global Nonwovens, driving continuous improvement processes throughout our businesses and functions and leveraging our efforts in sustainability. Mr. Abernathy joined Kimberly‑Clark in 1982. His past responsibilities at Kimberly‑Clark have included overseeing its businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa, as well as operations and major project management in North America. He was appointed Vice President - North American Diaper Operations in 1992; Managing Director of Kimberly-Clark Australia Pty. Limited in 1994; Group President of our Business-to-Business segment in 1998; Group President - Developing and Emerging Markets in 2004; and Group President - North Atlantic Consumer Products in 2008. He is a director of RadioShack Corporation.
Joanne B. Bauer, 57, was elected President - Global Health Care in 2006. She is responsible for our global health care business, which includes a variety of surgical and infection prevention products and medical devices. Ms. Bauer joined Kimberly-Clark in 1981. Her past responsibilities have included various marketing and management positions in the Adult Care and Health Care businesses. She was appointed Vice President of KimFibers, Ltd. in 1996; Vice President of Global Marketing for Health Care in 1998; and President of Health Care in 2001. She is a director of AdvaMed, the Advanced Medical Technology Association, and MedShare.
Christian A. Brickman, 48, was elected Group President - K‑C International in May 2012. He is responsible for our businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa. Mr. Brickman joined Kimberly‑Clark in 2008 as Senior Vice President and Chief Strategy Officer and served as President - Global K‑C Professional from 2010 to 2012. Prior to joining Kimberly‑Clark, Mr. Brickman served as a Principal of McKinsey & Company, Inc., a management consulting firm, from 2003 to 2008, and as an Associate Principal from 2001 to 2003. He is a director of Sally Beauty Holdings, Inc.
Mark A. Buthman, 52, was elected Senior Vice President and Chief Financial Officer in 2003. Mr. Buthman joined Kimberly‑Clark in 1982. He has held various positions of increasing responsibility in operations, finance and strategic planning. Mr. Buthman was appointed Vice President of Strategic Planning and Analysis in 1997 and Vice President of Finance in 2002. He is a director of West Pharmaceutical Services, Inc. and Pavillon, International.
Thomas J. Falk, 54, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President - Global Tissue, Pulp and Paper in 1998, where he was responsible for Kimberly‑Clark's global tissue businesses. Earlier in his career, Mr. Falk had responsibility for Kimberly‑Clark's North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined Kimberly‑Clark in 1983 and has held other senior management positions. He has been a director of Kimberly-Clark since 1999. He also serves on the board of directors of Lockheed Martin Corporation, Catalyst Inc., the Global Consumer Goods Forum, and the University of Wisconsin Foundation, and serves as a governor of the Boys & Girls Clubs of America.
Lizanne C. Gottung, 56, was elected Senior Vice President and Chief Human Resources Officer in 2002. She is responsible for leading the design and implementation of all human capital strategies for Kimberly‑Clark, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and corporate health services. Ms. Gottung joined Kimberly‑Clark in 1981. She has held a variety of human resources, manufacturing and operational roles of increasing responsibility, including Vice President of Human Resources from 2001 to 2002. She is a director of Louisiana-Pacific Corporation.
Michael D. Hsu, 48, was elected Group President - North America Consumer Products in November 2012. He is responsible for our consumer business in North America. Prior to joining Kimberly‑Clark, Mr. Hsu served as  Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., a North American grocery manufacturing and processing conglomerate, from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010 to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company, a manufacturer and marketer of food products.

9	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Nancy S. Loewe, 45, was elected Senior Vice President, Treasurer and Chief Strategy Officer in November 2012. She is responsible for leading the development and monitoring of our strategic plans and processes to enhance our enterprise growth initiatives. Ms. Loewe joined Kimberly‑Clark in 2011 as Vice President and Treasurer. Prior to joining Kimberly-Clark, Ms. Loewe served as Executive Vice President, Chief Financial Officer at Frito-Lay North America, which manufactures, markets and sells corn chips, potato chips and other snack foods, from 2009 to 2011. Prior to that, Ms. Loewe served as Vice President, Strategic Transactions for GE Consumer & Industrial, a division of General Electric Company, a diversified technology and financial services company.
Thomas J. Mielke, 54, was elected Senior Vice President - General Counsel and Chief Compliance Officer in May 2012. From 2007 to 2012, his title was Senior Vice President - Law and Government Affairs and Chief Compliance Officer. His responsibilities include our legal affairs, internal audit and government relations activities. Mr. Mielke joined Kimberly‑Clark in 1988. He held various positions within the legal function and was appointed Vice President and Chief Patent Counsel in 2000, and Vice President and Chief Counsel - North Atlantic Consumer Products in 2004.
Anthony J. Palmer, 53, was elected President - Global Brands and Innovation in May 2012. Previously, he served as Senior Vice President and Chief Marketing Officer from 2006 to 2012. He leads the global development of the company's three consumer categories through marketing, innovations, category and customer development, shopper marketing and lean cost transformation. In addition, he leads the company's global marketing, innovation, corporate research and development and corporate communications functions. Prior to joining Kimberly‑Clark in 2006, he served in a number of senior marketing and general management roles at the Kellogg Company, a producer of cereal and convenience foods, from 2002 to 2006, including as managing director of Kellogg's U.K. business. He is a director of The Hershey Company.
Elane B. Stock, 48, was elected President - Global K‑C Professional in May 2012. She is responsible for our global professional business, which includes commercial tissue and wipers, and skin care, safety and Do-It-Yourself products. She previously served as Senior Vice President and Chief Strategy Officer from 2010 to 2012. Prior to joining Kimberly-Clark, Ms. Stock served as national vice president of strategy for the American Cancer Society from 2008 to 2010. From 2007 to 2008, she was a regional manager at Georgia Pacific (Koch Industries). Ms. Stock was a partner at McKinsey & Company, Inc. in Ireland from 2005 to 2007.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

10	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The dividend and market price data included in Item 7, MD&A "Unaudited Quarterly Data," are incorporated in this Item 5 by reference.
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.
As of February 15, 2013, we had 26,286 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. Our Board of Directors authorized share repurchase programs on July 23, 2007 and on January 21, 2011, each of which allows for the repurchase of 50 million shares in an amount not to exceed $5 billion. During 2012, purchases of our common stock totaled $1.3 billion, of which $1,286 were repurchased under the 2011 program, and $14 were purchased under and completed the 2007 program. All of these shares were purchased through a broker in the open market. At December 31, 2012, there were 33.7 million shares of repurchase authority remaining under the 2011 program.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
	2012(a)	2011(b)	2010(c)	2009(d)	2008(e)
Net Sales	$21,063	$20,846	$19,746	$19,115	$19,415
Gross Profit	6,749	6,152	6,550	6,420	5,858
Operating Profit	2,686	2,442	2,773	2,825	2,547
Share of Net Income of Equity Companies	176	161	181	164	166
Net Income	1,828	1,684	1,943	1,994	1,829
Net Income Attributable to Noncontrolling Interests	(78)	(93)	(100)	(110)	(139)
Net Income Attributable to Kimberly‑Clark Corporation	1,750	1,591	1,843	1,884	1,690
Per Share Basis:
Basic	4.45	4.02	4.47	4.53	4.04
Diluted	4.42	3.99	4.45	4.52	4.03
Cash Dividends Per Share:
Declared	2.96	2.80	2.64	2.40	2.32
Paid	2.92	2.76	2.58	2.38	2.27
Total Assets	19,873	19,373	19,864	19,209	18,089
Long-Term Debt	5,070	5,426	5,120	4,792	4,882
Total Stockholders' Equity	5,287	5,529	6,202	5,690	4,261

(a)
Results include pre-tax charges of $299, $242 after tax, related to the strategic changes in Western and Central Europe. Additionally, results were negatively impacted by $135 in pre-tax charges, $86 after tax, for the pulp and tissue restructuring actions. See Item 8, Notes 2 and 3 of the Consolidated Financial Statements for details.

(b)
Results include a non-deductible business tax charge related to a law change in Colombia of $32, as well as the effect of the 2011 pulp and tissue restructuring pre-tax charges of $415, $289 after tax. See Item 8, Notes 3 and 17 of the Consolidated Financial Statements for details.

(c)
Results include the impact of the 2010 pre-tax charge of $98, $96 after tax, related to the adoption of highly inflationary accounting in Venezuela. See Item 8, Note 1 of the Consolidated Financial Statements for details.

(d)	Results include the impact of a $128 pre-tax charge, $91 after tax, related to the organization optimization plan, an initiative to reduce our worldwide salaried workforce.

(e)	Results include the impact of a $60 pre-tax charge, $36 after tax, related to the strategic cost reductions plan aimed at streamlining manufacturing and administrative operations.

11	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and prospects. The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2012 Results

•	Results of Operations and Related Information

•	Unaudited Quarterly Data

•	Liquidity and Capital Resources

•	Variable Interest Entities

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	New Accounting Standards

•	Business Outlook

•	Information Concerning Forward-Looking Statements

Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.

Overview of Business

We are a global company focused on leading the world in essentials for a better life, with manufacturing facilities in 37 countries and products sold in more than 175 countries. Our products are sold under well-known brands such as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. We have four reportable global business segments: Personal Care, Consumer Tissue, K‑C Professional ("KCP") and Health Care. These global business segments are described in greater detail in Item 8, Note 17 to the Consolidated Financial Statements.

In operating our global business, we seek to:

•	manage our portfolio to balance growth, margin and cash flow,

•	invest in our brands, innovation and growth initiatives,

•	deliver sustainable cost reductions, and

•	provide disciplined capital management to improve return on invested capital and return cash to shareholders.

Key strategies for our segments include:

•	We plan to grow our strong positions in personal care by leveraging our brands and providing innovations.

•	For consumer tissue, we seek to bring differentiated, value-added innovations to grow and strengthen our brands while focusing on net realized revenue, improving mix and reducing costs.

•	We plan to continue to shift our mix to faster-growing, higher-margin segments within KCP and Health Care, including safety and wiping in KCP and medical devices in Health Care.

We plan to drive growth throughout K‑C International ("KCI"), which includes our businesses in Asia, Latin America, the Middle East, Eastern Europe and Africa, with a particular emphasis in China, Russia and Latin America. Our goals for KCI include seeking targeted expansion and growth, taking advantage of attractive market opportunities and deploying our strong brands and innovation capabilities.

12	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Highlights for 2012 include the following:

•
We executed our growth strategies in KCI with a focus on markets in China, Russia and Latin America. Net sales in KCI grew mid-single digits in 2012, including a 10 percent increase before taking into account the impact of changes in foreign currency exchange rates. KCI accounted for 37 percent of company net sales in 2012, up from 36 percent in the previous year.

•
In North America, we launched a number of new or improved products, including super-premium Depend briefs, New U by Kotex tampons and pads and a number of new products in KCP. In KCI, we launched diaper pants, premium feminine care products and adult care offerings in several markets. These innovations are examples of our translation of consumer insights into solutions that generate growth. Our innovations and supporting marketing programs helped improve our brands' market positions. In the U.S., we improved or maintained market share in 6 of 8 of our consumer categories. We also increased our market share in a number of businesses in KCI.

•
We continued to support innovations and growth initiatives with increased spending in strategic marketing of $115 in 2012 over the previous year, and increased research and development spending at a double digit rate. To help fund those investments, we are generating cost savings through several initiatives, including leveraging our global procurement organization and deploying lean principles throughout our company. Full-year cost savings from our ongoing program in 2012 were $295.

•
In 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We will exit the diaper category in that region, with the exception of the Italian market, and divest or exit some lower-margin businesses, mostly in consumer tissue, in certain markets. Restructuring actions related to the strategic changes will involve the sale or closure of five of our European manufacturing facilities and streamlining our administrative organization. The restructuring actions commenced in the fourth quarter of 2012 and are expected to be completed by December 31, 2014. See additional information in Item 8, Note 2 to the Consolidated Financial Statements.

•
In 2011, we initiated a pulp and tissue restructuring to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. In 2012, we decided to streamline an additional facility in North America to further enhance the profitability of the consumer tissue business. These restructuring actions were substantially completed as of December 31, 2012, including the pending sale of a manufacturing facility that is expected to close in the first half of 2013. See additional information in Item 8, Note 3 to the Consolidated Financial Statements.

•
We continued to focus on generating cash flow and allocating capital to shareholders. In 2012, we generated $3.3 billion in cash provided by operations, up 44 percent from the prior year. We repurchased $1.3 billion of Kimberly‑Clark common stock in 2012, and expect to repurchase $1.0 billion to $1.2 billion of our common stock in 2013, subject to market conditions. In addition, we raised our dividend in 2012 by 6 percent, the 40th consecutive annual increase in our dividend. Altogether, share repurchases and dividends in 2012 amounted to $2.5 billion.

We are subject to risks and uncertainties, which can affect our business operations and financial results. See Item 1A, "Risk Factors" in this Form 10-K for additional information.

Overview of 2012 Results

•	Net sales increased 1 percent due to increases in net selling prices and volumes, partially offset by unfavorable currency effects.

•	Operating profit and net income attributable to Kimberly‑Clark Corporation each increased 10 percent and diluted earnings per share increased 11 percent.

•
Results in 2012 include pre-tax charges of $299, $242 after tax, related to the strategic changes in Western and Central Europe. Additionally, comparisons are impacted by $135 in pre-tax charges, $86 after tax, for the pulp and tissue restructuring actions in 2012 versus $415 in pre-tax charges, $289 after tax, in 2011.

13	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

•
Cash provided by operations was $3.3 billion compared to $2.3 billion last year, with the increase primarily due to higher earnings, improved working capital and lower defined benefit pension contributions ($110 in 2012 versus $679 in 2011).

Results of Operations and Related Information
This section presents a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2012 results of operations. This discussion and analysis compares 2012 results to 2011, and 2011 results to 2010.
Analysis of Net Sales
By Business Segment

	Year Ended December 31
	2012	2011	2010
Personal Care	$9,576	$9,128	$8,670
Consumer Tissue	6,527	6,770	6,497
K-C Professional	3,283	3,294	3,110
Health Care	1,622	1,606	1,460
Corporate & Other	55	48	9
Consolidated	$21,063	$20,846	$19,746
By Geographic Area

	Year Ended December 31
	2012	2011	2010
United States	$10,512	$10,463	$10,480
Canada	718	726	684
Intergeographic sales	(453)	(443)	(445)
Total North America	10,777	10,746	10,719
Europe	3,247	3,401	3,179
Asia, Latin America and other	7,851	7,467	6,561
Intergeographic sales	(812)	(768)	(713)
Consolidated	$21,063	$20,846	$19,746
Commentary:
2012 versus 2011

	Percent Change in Net Sales Versus Prior Year
	Total	Changes Due To
		Volume Growth	Net Price	Mix/ Other	Currency
Consolidated	1.0	1	2	1	(3)
Personal Care	4.9	5	3	—	(3)
Consumer Tissue	(3.6)	(3)	2	(1)	(2)
K-C Professional	(0.3)	1	1	—	(2)
Health Care	1.0	2	—	—	(1)

14	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

•
Personal care net sales in North America increased 2 percent. Net selling prices rose 3 percent, driven by improved revenue realization for Huggies diapers and baby wipes. Overall volumes were down 1 percent as infant care volumes decreased mid-single digits, primarily reflecting category declines. This decrease was mostly offset by improvements in adult care volumes of mid-single digits and feminine care of low-single digits, primarily due to innovations in Depend and U by Kotex brands.

In KCI, personal care net sales increased 8 percent despite a 5 percent decrease from unfavorable changes in currency rates. Sales volumes were up 9 percent, with high-single digit to low-double digit growth in each major region. Volume performance was strong in a number of markets, including Brazil, China, Russia, South Africa, South Korea, Vietnam and Venezuela. Overall net selling prices improved 3 percent compared to the year-ago period, driven by increases in Latin America.
In Europe, personal care net sales increased 2 percent, despite an unfavorable currency impact of 6 percent. Sales volumes rose 10 percent, mostly due to growth in non-branded offerings, Huggies baby wipes and child care offerings.

•
Consumer tissue net sales in North America were down 3 percent compared to the prior year, including a 5 percent decrease from lost sales in conjunction with pulp and tissue restructuring actions. Organic sales volumes (i.e., sales volume impacts other than lost sales from restructuring actions) were essentially flat with 2011, as gains in paper towels were offset by lower volumes in facial tissue. Overall net selling prices increased 3 percent and changes in product mix reduced net sales 1 percent.

Consumer tissue net sales decreased 1 percent in KCI. Currency rates were unfavorable by 4 percent and lost sales in conjunction with pulp and tissue restructuring actions reduced sales volumes by 1 percent. Net selling prices increased 3 percent and changes in product mix increased net sales by 1 percent. These benefits were partially offset by decreases in organic sales volumes of 1 percent.
In Europe, consumer tissue net sales decreased 8 percent, including an unfavorable currency impact of 5 percent. Changes in product mix, net selling prices and volumes each decreased net sales by 1 percent.

•
Net sales of KCP products in North America were essentially even with the prior year. Although washroom product volumes increased, these gains were offset by lower volumes in other areas, including safety products and wipers.

KCP net sales increased 5 percent in KCI, despite a 4 percent decrease from unfavorable changes in currency rates. Sales volumes increased 6 percent, driven by double-digit growth in Latin America, and net selling prices rose 3 percent.
In Europe, KCP net sales decreased 9 percent. Currency rates were unfavorable by 6 percent and lost sales in conjunction with pulp and tissue restructuring actions reduced sales volumes by 4 percent. Organic sales volumes were essentially flat with 2011 and net selling prices increased 1 percent.

•
Net sales of health care products increased 1 percent as sales volumes increased 2 percent and unfavorable currency effects reduced net sales by 1 percent. Medical device volumes increased 3 percent and surgical and infection prevention volumes increased 2 percent.

Commentary:
2011 versus 2010

	Percent Change in Net Sales Versus Prior Year
	Total Change	Changes Due To
		Volume Growth	Net Price	Mix/ Other	Currency
Consolidated	5.6	1	2	—	3
Personal Care	5.3	2	1	(1)	3
Consumer Tissue	4.2	(2)	3	—	3
K-C Professional	5.9	2	2	(1)	3
Health Care	10.0	8	—	—	2

•
Personal care net sales in North America decreased about 2 percent due to lower net selling prices and unfavorable product mix of 2 percent and 1 percent, respectively, partially offset by favorable currency effects. Volumes were essentially flat as

15	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

improvements in Huggies baby wipes, adult incontinence products and feminine care, including benefits from product innovation in the Poise, Depend and U by Kotex brands, were mostly offset by lower sales of Huggies diapers and Pull-Ups training pants.
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

•	Higher sales volumes for health care products were driven by increases in exam gloves and medical devices.
Analysis of Operating Profit
By Business Segment

	Year Ended December 31
	2012	2011	2010
Personal Care	$1,660	$1,526	$1,764
Consumer Tissue	887	775	660
K-C Professional	545	487	468
Health Care	229	219	174
Other (income) and expense, net	(6)	(51)	104
Corporate & Other	(641)	(616)	(189)
Consolidated	$2,686	$2,442	$2,773

16	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

By Geographic Area

	Year Ended December 31
	2012	2011	2010
United States	$1,915	$1,754	$1,901
Canada	138	161	125
Europe	227	170	222
Asia, Latin America and other	1,041	922	818
Other (income) and expense, net	(6)	(51)	104
Corporate & Other	(641)	(616)	(189)
Consolidated	$2,686	$2,442	$2,773
Charges related to European strategic changes of $299 in 2012 and pulp and tissue restructuring charges of $134 and $413 in 2012 and 2011, respectively, are included in Corporate & Other. Additionally, a non-deductible business tax charge of $32 related to a law change in Colombia is included in Corporate & Other in 2011. See Item 8, Notes 2 and 3 to the Consolidated Financial Statements for additional information. In 2010, Other (income) and expense, net includes a $79 charge and Corporate & Other includes a $19 charge related to the adoption of highly inflationary accounting in Venezuela.
Commentary:
2012 versus 2011

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)
Consolidated	10.0	5	17	4	12	(2)	(26)
Personal Care	8.8	8	16	(2)	13	(2)	(24)
Consumer Tissue	14.5	(5)	19	8	9	(2)	(15)
K-C Professional	11.9	5	6	7	10	(3)	(13)
Health Care	4.6	6	(1)	12	(7)	1	(6)

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)
Consolidated includes the impact of the charges in 2012 related to the European strategic changes, in 2012 and 2011 related to pulp and tissue restructuring actions and a 2011 non-deductible business tax charge related to a law change in Colombia.

Consolidated operating profit increased $244 compared to the prior year. Operating profit benefited from increases in net sales, cost savings of $295 and deflation in input costs of $90. These benefits were partially offset by increased marketing, research and general expenses, including $115 in higher strategic marketing spending. Administrative and research spending also increased, in part to build further capabilities and support future growth. Foreign currency translation effects reduced operating profit by $55 as a result of the weakening of several currencies relative to the U.S. dollar. A lower level of income in other (income) expense, net adversely impacted the operating profit comparison by $45.

•
Operating profit for the personal care segment increased due to higher net sales and cost savings, partially offset by inflation in input costs, increases in marketing, research and general expenses and manufacturing costs and unfavorable currency effects. In North America, operating profit increased as higher net sales, cost savings and deflation in input costs were partially offset by increased marketing, research and general expenses. Operating profit in KCI increased due to higher net sales and cost savings, partially offset by increases in marketing, research and general expenses and manufacturing costs, inflation in input costs and unfavorable currency effects. In Europe, operating profit increased primarily due to cost savings.

•
Consumer tissue segment operating profit increased due to higher net selling prices, cost savings and deflation in input costs, partially offset by increased marketing, research and general expenses and lower sales volumes. Operating profit in North America increased due to deflation in input costs, cost savings and higher net selling prices, partially offset

17	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

by the impact of lower sales volumes and increases in marketing, research and general expenses. Operating profit in KCI increased as higher net selling prices and cost savings were partially offset by increased marketing, research and general expenses and unfavorable currency effects. In Europe, operating profit decreased due to higher marketing, research and general expenses, lower net sales and the negative impact of lower production volumes, partially offset by cost savings and deflation in input costs.

•
Operating profit for KCP increased due to higher sales volumes and net selling prices, cost savings and deflation in input costs, partially offset by increased marketing, research and general expenses, unfavorable currency effects and increased manufacturing costs.

•
Operating profit for the health care segment increased as higher net sales, deflation in input costs and lower marketing, research and general expenses were partially offset by increased manufacturing costs.

European Strategic Changes
On October 23, 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We will be exiting the diaper category in that region, with the exception of the Italian market, and divesting or exiting some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes will primarily affect our consumer businesses, with a modest impact on KCP. The businesses that will be exited or divested generate annual net sales of approximately $500 and negligible operating profit.
Restructuring actions related to the strategic changes will involve the sale or closure of five of our European manufacturing facilities and a streamlining of our administrative organization. In total, these actions will result in reducing our European workforce by approximately 1,300 to 1,500 positions.
The restructuring actions commenced in the fourth quarter of 2012 and are expected to be completed by December 31, 2014. The restructuring is expected to result in cumulative charges of approximately $250 to $350 after tax ($300 to $400 pre-tax) over that period. Cash costs related to severance and other expenses are expected to account for approximately 50 to 60 percent of the charges. Noncash charges will consist primarily of asset impairment charges and incremental depreciation.
During 2012, $299 of pre-tax charges were recognized for the strategic changes, including $250 recorded in Cost of products sold and $49 recorded in Marketing, research and general expenses. A related benefit of $57 was recorded in Provision for income taxes. On a segment basis, $66, $213 and $20 of the charges were related to consumer tissue, personal care and KCP, respectively. Non-cash charges totaled $165 in 2012, and $4 of the $134 cash charges recorded in 2012 have been paid as of December 31, 2012.
For additional information on the European strategic changes, see Item 8, Note 2 to the Consolidated Financial Statements.
Pulp and Tissue Restructuring Actions
In 2011, we initiated a pulp and tissue restructuring plan in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. The restructuring involved the streamlining, sale or closure of six of our manufacturing facilities around the world. In conjunction with these actions, we have exited certain non-strategic products, primarily non-branded offerings, and transferred some production to lower-cost facilities in order to improve overall profitability and returns. In 2012, we announced our decision to streamline an additional manufacturing facility in North America to further enhance the profitability of our consumer tissue business. Both restructuring actions were substantially complete as of December 31, 2012, including the pending sale of one facility expected to close in the first half of 2013.
As a result of the restructuring activities, versus the 2010 baseline, we expect that by 2013 annual net sales will decrease by $250 to $300, and operating profit will increase by at least $75 in 2013 and at least $100 in 2014. Through December 31, 2012, we have recognized cumulative operating profit benefits of $60 from the restructuring actions.
During 2012, $135 of charges were recognized for the restructuring actions, including $128 recorded in Cost of products sold, $6 recorded in Marketing, research and general expenses, and $1 recorded in Other (income) and expense, net. A related benefit of $49 was recorded in Provision for income taxes. On a segment basis, $125 and $9 of the charges were related to consumer tissue

18	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

and KCP, respectively. On a geographic basis, $97 of the charges were recorded in North America, $35 in Australia, and $3 elsewhere.
Non-cash charges of $44 were recorded in 2012. Cash payments of $91 were made in 2012.
For additional information on the pulp and tissue restructuring actions, see Item 8, Note 3 to the Consolidated Financial Statements.
Other (income) and expense, net
Other (income) and expense, net for 2012 includes $19 in asset impairment charges, as well as currency transaction gains of $14. In 2011, other (income) and expense, net includes gains from the divestiture of a small non-core business in Latin America and the sale of a venture investment in a health care start-up company, as well as currency transaction gains of $27.
Commentary:
2011 versus 2010

	Percentage Change in Operating Profit Versus Prior Year
		Change Due To
	Total Change	Volume	Net Price	Input Costs(a)	Cost Savings	Currency	Other(b)
Consolidated	(11.9)	3	13	(21)	10	5	(22)
Personal Care	(13.5)	3	6	(18)	5	2	(11)
Consumer Tissue	17.4	(4)	28	(19)	16	2	(6)
K-C Professional	4.1	4	12	(18)	13	5	(12)
Health Care	25.9	24	2	(33)	11	3	19

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)
Consolidated includes the effect of the 2011 pulp and tissue restructuring charges and a non-deductible business tax charge related to a law change in Colombia, as well as the impact of the 2010 charge related to the adoption of highly inflationary accounting in Venezuela.

Consolidated operating profit decreased $331 compared to the prior year.  The benefits of increases in net sales and cost savings of $265 were more than offset by charges of $415 related to the pulp and tissue restructuring, inflation in key cost inputs of $580 and the negative effect of lower production volumes.  Comparisons were also impacted by the effect of a $98 charge related to the adoption of highly inflationary accounting in Venezuela in 2010.

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

•
Operating profit for KCP increased due to higher net sales, cost savings and favorable currency effects, partially offset by inflation in key cost inputs and increased marketing, research and general expenses.

•
Operating profit for the health care segment increased as higher net sales, cost savings and lower marketing, research and general expenses, primarily due to a lower level of litigation expenses, were partially offset by inflation in key cost inputs.

19	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Other (income) and expense, net
Other (income) and expense, net for 2011 includes gains from the divestiture of a small non-core business in Latin America and the sale of a venture investment in a health care start-up company, as well as currency transaction gains of $27. Other (income) and expense, net for 2010 includes a $79 charge related to the adoption of highly inflationary accounting in Venezuela and currency transaction losses of $20.
Additional Income Statement Commentary
2012 versus 2011

•
Our effective income tax rate in 2012 was 31.7 percent compared to 30.2 percent in 2011. The increase was primarily due to the tax impact related to the charges for the European strategic changes, partially offset by favorable audit resolutions.

•
Our share of net income of equity companies increased by $15 primarily due to higher earnings at Kimberly‑Clark de Mexico, S.A.B. de C.V. ("KCM"). KCM's net sales grew 3 percent due to increased sales volumes of 6 percent, higher net selling prices of 3 percent and a slight improvement in product mix, partially offset by unfavorable currency effects of 7 percent. Results were also impacted by higher marketing, research and general expenses, cost savings and deflation in input costs.

•
Net income attributable to noncontrolling interests decreased $15 primarily due to the redemption in 2011 of certain redeemable preferred securities. See Item 8, Note 8 for information on these securities and their redemption.

2011 versus 2010

•	Interest expense increased in 2011 over 2010 due to a higher average level of debt.

•	Our effective income tax rate was 30.2 percent for 2011 compared with 30.9 percent for 2010. The decrease was primarily due to the timing of tax initiatives.

•
Our share of net income of equity companies decreased by $20 primarily due to lower earnings at KCM. KCM's net sales grew 4 percent due to a 2 percent benefit from the peso strengthening against the U.S. dollar, increased sales volumes of 1 percent, and a 1 percent impact from the combination of higher net selling prices and improvements in product mix. However, benefits from the increase in net sales were more than offset by inflation in key cost inputs, the negative effect of lower production volumes and increases in marketing expense.

•	The average number of common shares outstanding declined in 2011 as compared to 2010 due to share repurchases.

20	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Unaudited Quarterly Data

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$5,307	$5,246	$5,269	$5,241	$5,176	$5,382	$5,259	$5,029
Gross profit	1,524	1,766	1,755	1,704	1,544	1,588	1,557	1,463
Operating profit	449	783	754	700	611	662	625	544
Net income attributable to the Corporation	267	517	498	468	401	432	408	350
Per share basis:
Basic	0.68	1.31	1.27	1.19	1.02	1.10	1.04	0.87
Diluted	0.68	1.30	1.26	1.18	1.01	1.09	1.03	0.86
Cash dividends declared per share	0.74	0.74	0.74	0.74	0.70	0.70	0.70	0.70
Market price per share:
High	87.80	88.25	83.77	74.39	74.06	71.78	68.49	66.66
Low	82.15	81.29	73.33	70.50	68.27	61.00	63.40	62.33
Close	84.43	85.78	83.77	73.89	73.56	71.01	66.56	65.27

Results include charges related to the strategic changes in Western and Central Europe in 2012 and charges related to the pulp and tissue restructuring actions in 2012 and 2011. See Item 8, Notes 2 and 3 for more information. Additionally, 2011 includes a non-deductible business tax charge related to a law change in Colombia.

Liquidity and Capital Resources
Cash Provided by Operations Commentary:
Cash provided by operations was $3.3 billion in 2012 compared to $2.3 billion in 2011, with the increase primarily due to higher earnings, improved working capital and lower defined benefit pension contributions ($110 in 2012 versus $679 in 2011).
Obligations Commentary:
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2013	2014	2015	2016	2017	2018+
Long-term debt	$5,826	$756	$523	$343	$46	$957	$3,201
Interest payments on long-term debt	2,914	282	245	237	226	201	1,723
Returns on redeemable preferred securities	54	27	27	—	—	—	—
Operating leases	701	174	141	109	89	64	124
Unconditional purchase obligations	2,101	1,008	178	137	139	149	490
Open purchase orders	1,817	1,712	84	5	10	5	1
Total contractual obligations	$13,413	$3,959	$1,198	$831	$510	$1,376	$5,539

•	Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2012.

•	Returns on redeemable preferred securities reflect required return payments through the next potential redemption date.

•
The unconditional purchase obligations are for the purchase of raw materials, primarily pulp, and utilities. Although we are primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, we believe exposure to losses, if any, under these arrangements is not material.

21	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

•	The open purchase orders displayed in the table represent amounts for goods and services we have negotiated for delivery.
The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:

•	We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute approximately $100 to $300 to these plans in 2013.

•
Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations of $58 in 2013 to more than $60 by 2022.

•	Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.

•	In the event the holder of the redeemable preferred securities elects to redeem them at the next redemption election date, we would be required to repay approximately $500 in December 2014.
Investing Commentary:

•	During 2012, our capital spending was $1.1 billion. We expect capital spending to be $1.0 billion to $1.1 billion in 2013.
Financing Commentary:

•	At December 31, 2012 and 2011, total debt and redeemable securities was $6.7 billion.

•
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2012, we repurchased $1.3 billion of our common stock through a broker in the open market. In 2013, we plan to repurchase $1.0 billion to $1.2 billion of shares through open market purchases, subject to market conditions.

•
On February 9, 2012, we issued $300 of 2.4% notes due March 1, 2022.  Proceeds from the offering were used for general corporate purposes, including to repay a portion of our $400 aggregate principal amount of 5.625% notes that were due February 15, 2012.

•
We maintain a $1.5 billion revolving credit facility, scheduled to expire in October 2016, as well as the option to increase this facility by an additional $500. This facility, currently unused, supports our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason. We had an additional $500 facility that expired pursuant to its terms in October 2012.

•
Our short-term debt as of December 31, 2012 was $359 (included in Debt payable within one year on the Consolidated Balance Sheet) and consisted of U.S. commercial paper with original maturities up to 90 days and other similar short-term debt issued by non-U.S. subsidiaries. The average month-end balance of short-term debt for the fourth quarter of 2012 was $526, and for the twelve months ended December 31, 2012 was $501. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.

•
During the second quarter of 2010, the Venezuelan government enacted reforms to its currency exchange regulations that limited U.S. dollar availability to pay for the historical levels of U.S. dollar-denominated imports to support operations of our Venezuelan subsidiary ("K‑C Venezuela"). On February 13, 2013, the Venezuelan government announced a devaluation of the Central Bank of Venezuela regulated currency exchange system rate to 6.3 bolivars per U.S. dollar and the elimination of the SITME rate. At December 31, 2012, K‑C Venezuela had a bolivar-denominated net monetary asset position of $211 and our net investment in K-C Venezuela was approximately $351, both valued at 5.4 bolivars per U.S. dollar. As a result of the devaluation, we expect to record an after tax charge of $25 to $35 in the first quarter of 2013 related to the remeasurement of the local currency-denominated balance sheet to the new exchange rate.

Net sales of K‑C Venezuela represented 2 percent of Consolidated Net Sales for the year ended December 31, 2012, and 1 percent of Consolidated Net Sales in 2011 and 2010. In 2012 and 2011, K‑C Venezuela represented 4 percent

22	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

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
Variable Interest Entities
We have interests in the financing entities discussed in Item 8, Notes 5 and 8 to the Consolidated Financial Statements.
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting policies we used in the preparation of the Consolidated Financial Statements are those that are important both to the presentation of our financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to accruals for sales incentives and trade promotion allowances, pension and other postretirement benefits, future cash flows associated with impairment testing for goodwill and long-lived assets and deferred income taxes and potential income tax assessments. These critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.
Sales Incentives and Trade Promotion Allowances
Among those factors affecting the accruals for promotions are estimates of the number of consumer coupons that will be redeemed and the type and number of activities within promotional programs between us and our trade customers. Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories. Estimates of trade promotion liabilities for promotional program costs incurred, but unpaid, are generally based on estimates of the quantity of customer sales, timing of promotional activities and forecasted costs for activities within the promotional programs. Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, favorable end-of-aisle or in-store product displays and other activities conducted by our customers to promote our products. Promotion accruals as of December 31, 2012 and 2011 were $319 and $339, respectively. Rebate accruals are based on estimates of the quantity of products expected to be sold to specific customers, and were $340 and $344 at December 31, 2012 and 2011, respectively.
Employee Postretirement Benefits
Pension Plans
We have defined benefit pension plans in North America and the United Kingdom (the "Principal Plans") and/or defined contribution retirement plans covering substantially all regular employees. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for the qualified defined benefit plans in North America and the defined benefit plans in the United Kingdom is to contribute assets at least equal to regulatory minimum requirements. Funding for the remaining defined benefit plans outside the U.S. is based on legal requirements, tax considerations, investment opportunities, and customary business practices in these countries. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded.
Consolidated pension expense for defined benefit pension plans was $122 in 2012 compared with $119 for 2011. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 6.49 percent in 2012 compared with 7.14 percent in 2011 and will be 6.26 percent in 2013. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 6.68 percent in 2012 compared with 7.35 percent in 2011 and will be 6.43 percent in 2013. The expected long-term rates of return are evaluated on an annual basis. In setting these assumptions, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. Actual asset allocations are regularly reviewed and they are periodically rebalanced to the targeted allocations when considered appropriate.

23	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Pension expense is determined using the fair value of assets rather than a calculated value that averages gains and losses ("Calculated Value") over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of assets and the actual return based on the fair value of assets. The variance between actual and expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a Calculated Value was used for plan assets. As of December 31, 2012, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $2.9 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the "corridor" as required.
The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2012 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the U.K. and Canadian plans, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. The weighted-average discount rate for the Principal Plans decreased to 4.12 percent at December 31, 2012 from 4.90 percent at December 31, 2011.
Consolidated pension expense for defined benefit pension plans is estimated to approximate $65 to $75 in 2013 compared to $122 incurred in 2012. The 2013 estimate includes an approximate $30 benefit from a plan curtailment related to the restructuring associated with the European strategic changes, and is based on an expected weighted-average long-term rate of return on assets in the Principal Plans of 6.43 percent, a weighted-average discount rate for the Principal Plans of 4.12 percent and various other assumptions. Pension expense beyond 2013 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
If the expected long-term rates of return on assets for the Principal Plans were lowered by 0.25 percent, our annual pension expense would increase by approximately $12 in 2013. If the discount rate assumptions for these same plans were reduced by 0.25 percent, annual pension expense would increase by approximately $3 and the December 31, 2012 pension liability would increase by about $197.
The fair value of the assets in our defined benefit plans was $5.4 billion and $5.2 billion at December 31, 2012 and December 31, 2011, respectively. The projected benefit obligations of the defined benefit plans exceeded the fair value of plan assets by approximately $1.2 billion and $0.7 billion at December 31, 2012 and December 31, 2011, respectively. On a consolidated basis, we contributed $110 to our pension plans in 2012 compared with $679 in 2011. In addition, we made direct benefit payments of $14 in both 2012 and 2011. We currently anticipate contributing $100 to $300 to our pension plans in 2013.
The methodology for determining the discount rate used for each country's pension obligation is the same as the methodology used to determine the discount rate used for that country's other postretirement benefit obligation. The discount rates displayed for the two types of obligations for our consolidated operations may appear different due to the unique benefit payments of the plans.
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
We made benefit payments of $55 in 2012 compared with $74 in 2011. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above. If the discount rate assumptions for these plans were reduced by 0.25 percent, there would be no impact to 2013 other postretirement benefit expense and the December 31, 2012 benefit liability would increase by about $20.
The health care cost trend rate is based on a combination of inputs including our recent claims history and insights from external advisers regarding recent developments in the health care marketplace, as well as projections of future trends in the marketplace. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 7.1 percent in 2013 and to gradually decline to 5.1 percent in 2018 and thereafter. See Item 8, Note 10 to the Consolidated Financial Statements for disclosure of the effect of a one percentage point change in the health care cost trend rate.

24	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Goodwill and Other Intangible Assets
The carrying amount of goodwill is tested annually as of the beginning of the fourth quarter and whenever events or circumstances indicate that impairment may have occurred. Impairment testing is conducted at the reporting unit level of our businesses and is based on a discounted cash flow approach to determine the fair value. The determination of fair value requires significant management judgment including estimating future sales volumes, selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate. Sensitivities of these fair value estimates to changes in assumptions for sales volumes, selling prices and costs are also tested. If the carrying amount of a reporting unit that contains goodwill exceeds fair value, a possible impairment would be indicated.
If a possible impairment is indicated, the implied fair value of goodwill would be estimated by comparing the fair value of the net assets of the unit excluding goodwill to the total fair value of the unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. The annual goodwill impairment testing has been completed and, as the fair value of each reporting unit was in excess of the respective reporting unit's carrying value, it has been determined that our $3.3 billion of goodwill is not impaired.
We have no significant intangible assets with indefinite useful lives. At December 31, 2012, we have intangible assets with finite useful lives with a gross carrying amount of $516 and a net carrying amount of $235. These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset is not recoverable based on estimated future undiscounted cash flows, an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its fair value (based on discounted future cash flows). Judgment is used in assessing whether the carrying amount of intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.
Deferred Income Taxes and Potential Assessments
As of December 31, 2012, we have recorded deferred tax assets related to income tax loss carryforwards, income tax credit carryforwards and capital loss carryforwards totaling $716 and had established valuation allowances against these deferred tax assets of $189, thereby resulting in a net deferred tax asset of $527. As of December 31, 2011, the net deferred tax asset was $603. These carryforwards are primarily in non-U.S. taxing jurisdictions and in certain states in the U.S. Foreign tax credits earned in the U.S. in current and prior years, which cannot be used currently, also give rise to net deferred tax assets. In determining the valuation allowances to establish against these deferred tax assets, many factors are considered, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.
As of December 31, 2012, U.S. income taxes and foreign withholding taxes have not been provided on approximately $9.5 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities, or if we were to sell our stock in the subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination, as appropriate.
We record our global tax provision based on the respective tax rules and regulations for the jurisdictions in which we operate. Where we believe that a tax position is supportable for income tax purposes, the item is included in our income tax returns. Where treatment of a position is uncertain, a liability is recorded based upon the expected most likely outcome taking into consideration the technical merits of the position based on specific tax regulations and facts of each matter. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. Our U.S. federal income tax returns have been audited through 2009. IRS assessments of additional taxes have been paid through 2003. We have various federal income tax return positions in administrative appeals or litigation for 1999 to 2009. We currently believe that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on our business, financial condition, results of operations or liquidity.

25	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.
We are subject to federal, state and local environmental protection laws and regulations with respect to our business operations and are operating in compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. We have been named a potentially responsible party under the provisions of the federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of sites where hazardous substances are present. None of our compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.
New Accounting Standards
See Item 8, Note 1 to the Consolidated Financial Statements for a description of new accounting standards and their anticipated effects on our Consolidated Financial Statements.
Business Outlook
European Strategic Changes
On October 23, 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We will be exiting the diaper category in that region, with the exception of the Italian market, and divesting or exiting some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes will primarily affect our consumer businesses, with a modest impact on KCP. The businesses that will be exited or divested generate annual net sales of approximately $500 and negligible operating profit.
Restructuring actions related to the strategic changes will involve the sale or closure of five of our European manufacturing facilities and a streamlining of our administrative organization. In total, these actions will result in reducing our European workforce by approximately 1,300 to 1,500 positions.
The restructuring actions commenced in the fourth quarter of 2012 and are expected to be completed by December 31, 2014. The restructuring is expected to result in cumulative charges of approximately $250 to $350 after tax ($300 to $400 pre-tax) over that period. Cash costs related to severance and other expenses are expected to account for approximately 50 to 60 percent of the charges. Noncash charges will consist primarily of asset impairment charges and incremental depreciation.
K‑C Venezuela
On February 13, 2013, the Venezuelan government announced a devaluation of the Central Bank of Venezuela regulated currency exchange system rate to 6.3 bolivars per U.S. dollar and the elimination of the SITME rate. As a result of the devaluation, we expect to record an after tax charge of $25 to $35 in the first quarter of 2013 related to the remeasurement of the local currency-denominated balance sheet to the new exchange rate.
2013 Operating Results
In 2013, we plan to continue to pursue targeted growth initiatives, launch product innovations and support our brands with increased strategic marketing spending. We expect to achieve cost savings, which should help us overcome moderate commodity cost inflation. We will continue to manage our company with financial discipline, including a focus on cash generation and shareholder-friendly capital allocation. We plan to continue our program of share repurchases, and have increased the amount of our regular quarterly dividend by 9 percent for 2013.
Information Concerning Forward-Looking Statements
Certain matters discussed in this Form 10-K or related documents, a portion of which are incorporated herein by reference, concerning, among other things, the business outlook, including the anticipated costs, scope, timing and effects of the Western

26	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

and Central European strategic changes and the pulp and tissue restructuring actions, the impact of foreign government actions, cost inflation and input costs, cost savings and reductions, plans for growth, liquidity, cash flow, cash sources and uses of cash, anticipated currency rates and exchange risk, anticipated financial and operating results, contingencies and anticipated transactions of Kimberly-Clark, including share repurchases, capital spending and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark. There can be no assurance that these future events will occur as anticipated or that our results will be as estimated. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
The factors described under Item 1A, "Risk Factors" in this Form 10-K, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made by us or on our behalf. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.

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
Presented below is a description of our risks (foreign currency risk and interest rate risk) together with a sensitivity analysis, performed annually, of each of these risks based on selected changes in market rates and prices. These analyses reflect management's view of changes which are reasonably possible to occur over a one-year period. Also included is a description of our commodity price risk.
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
Foreign currency contracts and transactional exposures are sensitive to changes in foreign currency exchange rates. An annual test is performed to quantify the effects that possible changes in foreign currency exchange rates would have on annual operating profit based on our foreign currency contracts and transactional exposures at the current year-end. The balance sheet effect is calculated by multiplying each affiliate's net monetary asset or liability position by a 10 percent change in the foreign currency exchange rate versus the U.S. dollar. The results of these sensitivity tests are presented in the following paragraphs.
As of December 31, 2012, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have resulted in a net pre-tax loss of approximately $60. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2012 rates and the assumed rates. In the view of management, the above hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.
Our operations in Venezuela are reported using highly inflationary accounting and their functional currency is the U.S. dollar. Changes in the value of a Venezuelan bolivar versus the U.S. dollar applied to our bolivar-denominated net monetary asset position

27	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

are recorded in income at the time of the change. At December 31, 2012, a 10 percent unfavorable change in the exchange rate would have resulted in a net pre-tax loss of approximately $20. There are no viable options for hedging this exposure.
The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. The results of this sensitivity test are presented in the following paragraph.
As of December 31, 2012, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $900. These hypothetical adjustments in UTA are based on the difference between the December 31, 2012 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2012, the debt portfolio was composed of approximately 16 percent variable-rate debt and 84 percent fixed-rate debt.
Two separate tests are performed to determine whether changes in interest rates would have a significant effect on our financial position or future results of operations. Both tests are based on consolidated debt levels at the time of the test. The first test estimates the effect of interest rate changes on fixed-rate debt. Interest rate changes would result in gains or losses in the market value of fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to fixed-rate debt outstanding at December 31, 2012, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $169. The second test estimates the potential effect on future pre-tax income that would result from increased interest rates applied to our current level of variable-rate debt. With respect to variable-rate debt, a 10 percent increase in interest rates would not have a material effect on the future results of operations or cash flows.
Commodity Price Risk
We are subject to commodity price risk, the most significant of which relates to the price of pulp. Selling prices of tissue products are influenced, in part, by the market price for pulp, which is determined by industry supply and demand. As previously discussed under Item 1A, "Risk Factors," increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.
Our energy, manufacturing and transportation costs are affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. As previously discussed under Item 1A, "Risk Factors," there can be no assurance we will be fully protected against substantial changes in the price or availability of energy sources. In addition, we are subject to price risk for utilities and manufacturing inputs, which are used in our manufacturing operations. Derivative instruments are used in accordance with our risk management policy to hedge a limited portion of the price risk.

28	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
	2012	2011	2010
	(Millions of dollars, except per share amounts)
Net Sales	$21,063	$20,846	$19,746
Cost of products sold	14,314	14,694	13,196
Gross Profit	6,749	6,152	6,550
Marketing, research and general expenses	4,069	3,761	3,673
Other (income) and expense, net	(6)	(51)	104
Operating Profit	2,686	2,442	2,773
Interest income	18	18	20
Interest expense	(284)	(277)	(243)
Income Before Income Taxes and Equity Interests	2,420	2,183	2,550
Provision for income taxes	(768)	(660)	(788)
Income Before Equity Interests	1,652	1,523	1,762
Share of net income of equity companies	176	161	181
Net Income	1,828	1,684	1,943
Net income attributable to noncontrolling interests	(78)	(93)	(100)
Net Income Attributable to Kimberly-Clark Corporation	$1,750	$1,591	$1,843

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$4.45	$4.02	$4.47
Diluted	$4.42	$3.99	$4.45

See Notes to Consolidated Financial Statements.

29	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
	2012	2011	2010
	(Millions of dollars)
Net Income	$1,828	$1,684	$1,943
Other Comprehensive Income, Net of Tax:
Unrealized currency translation adjustments	215	(249)	334
Employee postretirement benefits	(377)	(134)	55
Other	(16)	(30)	(16)
Total Other Comprehensive Income, Net of Tax	(178)	(413)	373
Comprehensive Income	1,650	1,271	2,316
Comprehensive income attributable to noncontrolling interests	(93)	(80)	(106)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$1,557	$1,191	$2,210

See Notes to Consolidated Financial Statements.

30	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31
	2012	2011
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$1,106	$764
Accounts receivable, net	2,642	2,602
Inventories	2,348	2,356
Other current assets	493	561
Total Current Assets	6,589	6,283
Property, Plant and Equipment, Net	8,095	8,049
Investments in Equity Companies	355	338
Goodwill	3,337	3,340
Other Intangible Assets	246	265
Long-Term Note Receivable	395	394
Other Assets	856	704
	$19,873	$19,373
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,115	$706
Trade accounts payable	2,443	2,388
Accrued expenses	2,244	2,026
Dividends payable	289	277
Total Current Liabilities	6,091	5,397
Long-Term Debt	5,070	5,426
Noncurrent Employee Benefits	1,992	1,460
Other Liabilities	884	1,014
Redeemable Preferred and Common Securities of Subsidiaries	549	547
Stockholders' Equity
Kimberly-Clark Corporation Stockholders' Equity
Preferred stock—no par value—authorized 20.0 million shares, none issued	—	—
Common stock—$1.25 par value—authorized 1.2 billion shares; issued 428.6 million shares at December 31, 2012 and 2011	536	536
Additional paid-in capital	481	440
Common stock held in treasury, at cost—39.3 million and 32.9 million shares at December 31, 2012 and 2011	(2,796)	(2,105)
Retained earnings	8,823	8,244
Accumulated other comprehensive income (loss)	(2,059)	(1,866)
Total Kimberly-Clark Corporation Stockholders' Equity	4,985	5,249
Noncontrolling interests	302	280
Total Stockholders' Equity	5,287	5,529
	$19,873	$19,373
See Notes to Consolidated Financial Statements.

31	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount		Shares	Amount
	(Millions of dollars, shares in thousands)
Balance at December 31, 2009	478,597	$598	$399	61,649	$(4,087)	$10,329	$(1,833)	$284
Net income in stockholders' equity	—	—	—	—	—	1,843	—	44
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	326	7
Employee postretirement benefits, net of tax	—	—	—	—	—	—	57	(2)
Other	—	—	—	—	—	—	(16)	—
Stock-based awards exercised or vested	—	—	(37)	(2,862)	170	—	—	—
Income tax benefits on stock-based compensation	—	—	2	—	—	—	—	—
Shares repurchased	—	—	—	12,954	(809)	—	—	—
Recognition of stock-based compensation	—	—	52	—	—	—	—	—
Dividends declared ($2.64 per share)	—	—	—	—	—	(1,085)	—	(47)
Other	—	—	9	—	—	(1)	—	(1)
Balance at December 31, 2010	478,597	598	425	71,741	(4,726)	11,086	(1,466)	285
Net income in stockholders' equity	—	—	—	—	—	1,591	—	39
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	(236)	(13)
Employee postretirement benefits, net of tax	—	—	—	—	—	—	(133)	(1)
Other	—	—	—	—	—	—	(31)	1
Stock-based awards exercised or vested	—	—	(47)	(7,924)	490	—	—	—
Income tax benefits on stock-based compensation	—	—	10	—	—	—	—	—
Shares repurchased	—	—	—	19,120	(1,247)	—	—	—
Shares retired	(50,000)	(62)	—	(50,000)	3,378	(3,316)	—	—
Recognition of stock-based compensation	—	—	48	—	—	—	—	—
Dividends declared ($2.80 per share)	—	—	—	—	—	(1,107)	—	(29)
Other	—	—	4	—	—	(10)	—	(2)
Balance at December 31, 2011	428,597	536	440	32,937	(2,105)	8,244	(1,866)	280
Net income in stockholders' equity	—	—	—	—	—	1,750	—	47
Other comprehensive income:
Unrealized translation	—	—	—	—	—	—	195	20
Employee postretirement benefits, net of tax	—	—	—	—	—	—	(372)	(5)
Other	—	—	—	—	—	—	(16)	—
Stock-based awards exercised or vested	—	—	(78)	(10,492)	643	—	—	—
Income tax benefits on stock-based compensation	—	—	43	—	—	—	—	—
Shares repurchased	—	—	—	16,877	(1,333)	—	—	—
Recognition of stock-based compensation	—	—	67	—	—	—	—	—
Dividends declared ($2.96 per share)	—	—	—	—	—	(1,163)	—	(38)
Other	—	—	9	—	(1)	(8)	—	(2)
Balance at December 31, 2012	428,597	$536	$481	39,322	$(2,796)	$8,823	$(2,059)	$302
See Notes to Consolidated Financial Statements.

32	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
	2012	2011	2010
	(Millions of dollars)
Operating Activities
Net income	$1,828	$1,684	$1,943
Depreciation and amortization	857	1,091	813
Asset impairments	171	58	—
Stock-based compensation	67	48	52
Deferred income taxes	224	274	(12)
Net losses (gains) on asset dispositions	35	(6)	26
Equity companies' earnings in excess of dividends paid	(27)	(23)	(48)
Decrease (increase) in operating working capital	119	(262)	24
Postretirement benefits	7	(574)	(125)
Other	7	(2)	71
Cash Provided by Operations	3,288	2,288	2,744
Investing Activities
Capital spending	(1,093)	(968)	(964)
Proceeds from maturity of note receivable	—	220	—
Proceeds from sales of investments	23	28	47
Investments in time deposits	(212)	(158)	(131)
Maturities of time deposits	95	141	248
Proceeds from disposition of property	9	51	9
Other	(6)	5	10
Cash Used for Investing	(1,184)	(681)	(781)
Financing Activities
Cash dividends paid	(1,151)	(1,099)	(1,066)
Net increase (decrease) in short-term debt	271	13	(28)
Proceeds from issuance of long-term debt	315	839	515
Repayments of long-term debt	(492)	(107)	(506)
Redemption of redeemable preferred securities of subsidiary	—	(500)	—
Cash paid on redeemable preferred securities of subsidiary	(28)	(57)	(54)
Proceeds from exercise of stock options	565	435	131
Acquisition of common stock for the treasury	(1,284)	(1,246)	(803)
Other	2	(19)	(48)
Cash Used for Financing	(1,802)	(1,741)	(1,859)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	40	22	(26)
Increase (Decrease) in Cash and Cash Equivalents	342	(112)	78
Cash and Cash Equivalents - Beginning of Year	764	876	798
Cash and Cash Equivalents - End of Year	$1,106	$764	$876

See Notes to Consolidated Financial Statements.

33	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies
Basis of Presentation
The Consolidated Financial Statements present the accounts of Kimberly-Clark Corporation and all subsidiaries in which it has a controlling financial interest as if they were a single economic entity in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions and accounts are eliminated in consolidation. The terms "Corporation," "Kimberly-Clark," "we," "our," and "us" refer to Kimberly-Clark Corporation and all subsidiaries in which it has a controlling financial interest. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, consumer and trade promotion and rebate accruals, pension and other postretirement benefits, future cash flows associated with impairment testing for goodwill and long-lived assets, deferred tax assets and potential income tax assessments and loss contingencies.
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
Property and Depreciation
For financial reporting purposes, property, plant and equipment are stated at cost and are depreciated on the straight-line method. Buildings are depreciated over their estimated useful lives, primarily 40 years. Machinery and equipment are depreciated over their estimated useful lives, primarily ranging from 16 to 20 years. Purchases of computer software, including external costs and certain internal costs (including payroll and payroll-related costs of employees) directly associated with developing significant computer software applications for internal use, are capitalized. Computer software costs are amortized on the straight-line method over the estimated useful life of the software, which generally does not exceed five years.
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

34	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

based on discounted cash flows. If the reporting unit carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded. We have completed the required annual testing of goodwill for impairment for all reporting units and have determined that goodwill is not impaired.
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Estimated useful lives range from 2 to 30 years for trademarks, 5 to 17 years for patents and developed technologies, and 5 to 16 years for other intangible assets. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset.
Investments in Equity Companies
Investments in companies which the Corporation does not control but over which we have the ability to exercise significant influence and that, in general, are at least 20 percent-owned by us, are stated at cost plus equity in undistributed net income. These investments are evaluated for impairment when warranted. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," we would consider the length of time and extent to which the fair value of the equity company investment has been less than the carrying amount, the near-term and longer-term operating and financial prospects of the equity company, and our longer-term intent of retaining the investment in the equity company.
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

35	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

The income statements and balance sheets of operations in highly inflationary economies are translated into U.S. dollars using both current and historical rates of exchange. Effective January 1, 2010, our Venezuelan subsidiary ("K‑C Venezuela") accounts for its operations as highly inflationary, as required by GAAP.  Under highly inflationary accounting, K‑C Venezuela's functional currency became the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on bolivar-denominated monetary assets and liabilities is reflected in earnings in Other (income) and expense, net. See Note 19, Subsequent Event for additional information.
Derivative Instruments and Hedging
All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur. The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur, and is reclassified to income in the same period that the hedged item affects income. The gain or loss on derivatives designated as hedges of investments in foreign subsidiaries is recognized in other comprehensive income to offset the change in value of the net investments being hedged. Any ineffective portion of cash flow hedges and net investment hedges is immediately recognized in income. Certain foreign-currency derivative instruments not designated as hedging instruments have been entered into to manage a portion of our foreign currency transactional exposures. The gain or loss on these derivatives is included in income in the period that changes in their fair values occur. Our policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. Our policies also prohibit the use of any leveraged derivative instrument. Consistent with our policies, foreign currency derivative instruments, interest rate swaps and locks, and the majority of commodity hedging contracts are entered into with major financial institutions. At inception we formally designate certain derivatives as cash flow, fair value or net investment hedges and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions or financial balances they are hedging. Changes in the fair value of derivatives not designated as hedging instruments are recorded in earnings as they occur. See Note 14 for disclosures about derivative instruments and hedging activities.
New Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued Accounting Standards Update ("ASU") No. 2011-04 and IFRS 13, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, respectively, to provide largely identical guidance about fair value measurement and disclosure requirements. The ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under GAAP. Most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. We adopted ASU No. 2011-04 on January 1, 2012. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, amending Topic 220, Comprehensive Income. The new standard increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one continuous or two consecutive financial statements. The ASU eliminates the option in GAAP to present other comprehensive income in the statement of changes in equity. We adopted ASU No. 2011-05 retrospectively on January 1, 2012. This update did not have a material impact on our Consolidated Financial Statements.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, amending Topic 350, Intangibles - Goodwill and Other. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. We adopted ASU No. 2011-08 on January 1, 2012. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures

36	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

that provide additional detail about those amounts. This ASU is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company will comply with the disclosure requirements of this ASU for the quarter ending March 31, 2013.

Note 2.    European Strategic Changes
In October 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We will be exiting the diaper category in that region, with the exception of the Italian market, and divesting or exiting some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes will primarily affect our consumer businesses, with a modest impact on K‑C Professional ("KCP").
Restructuring actions related to the strategic changes will involve the sale or closure of five of our European manufacturing facilities and a streamlining of our administrative organization. In total, these actions will result in reducing our European workforce by approximately 1,300 to 1,500 positions.
The following charges were incurred in connection with the European strategic changes:

Year Ended December 31, 2012
Asset impairments	$147
Charges for workforce reductions	77
Asset write-offs	10
Incremental depreciation	8
Other exit costs	8
Cost of products sold	250
Charges, primarily for workforce reductions, included in Marketing, research and general expenses	49
Provision for income taxes	(57)
Net charges	$242
The measurement of the charge for asset impairments was based on the excess of the carrying value of the impacted asset groups over their fair values.  These fair values were measured using discounted cash flows, expected over the limited time the assets would remain in use, and as a result, the assets were essentially written off. The use of the discounted cash flows represents a level 3 measure under the fair value hierarchy.
See Note 17 for additional information on the charges related to the European strategic changes by segment.
The following summarizes the cash charges recorded and reconciles these charges to accrued expenses:

2012
Accrued expenses - January 1	$—
Charges for workforce reductions and other exit costs	134
Cash payments	(4)
Currency and other	3
Accrued expenses - December 31	$133

Note 3.    Pulp and Tissue Restructuring Actions
In January 2011, we initiated a pulp and tissue restructuring plan ("The Restructuring") in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and

37	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

KCP businesses. The Restructuring involved the streamlining, sale or closure of six of our manufacturing facilities around the world. In conjunction with these actions, we exited certain non-strategic products, primarily non-branded offerings, and transferred some production to lower-cost facilities in order to improve overall profitability and returns. In addition, in January 2012, we announced our decision to streamline an additional manufacturing facility in North America ("Additional Streamlining") to further enhance the profitability of our consumer tissue business. Both restructuring actions were substantially complete at December 31, 2012, including the pending sale of one facility that is expected to close in the first half of 2013.
The following charges were incurred in connection with the restructuring actions:

	Twelve Months Ended December 31
	2012			2011
	The Restructuring	Additional Streamlining	Total	The Restructuring
Incremental depreciation	$8	$22	$30	$252
Charges for workforce reductions	—	2	2	71
Asset impairments	—	—	—	58
Asset write-offs	11	3	14	19
Other exit costs	79	3	82	7
Cost of products sold	98	30	128	407
Charges for workforce reductions and other included in Marketing, research and general expenses	6	—	6	6
Other exit costs included in Other (income) and expense, net	1	—	1	2
Provision for income taxes	(37)	(12)	(49)	(126)
Net charges	$68	$18	$86	$289
Pre-tax charges for the pulp and tissue restructuring actions relate to activities in the following geographic areas:

	Year Ended December 31, 2012
	North America	Australia	Other	Total
Incremental depreciation	$29	$1	$—	$30
Charges for workforce reductions	3	2	1	6
Asset write-offs	14	—	—	14
Other exit costs	51	32	2	85
Total charges	$97	$35	$3	$135

	Year Ended December 31, 2011
	North America	Australia	Other	Total
Incremental depreciation	$165	$73	$14	$252
Charges for workforce reductions	27	47	3	77
Asset impairments	—	—	58	58
Asset write-offs	10	9	—	19
Other exit costs	2	4	3	9
Total charges	$204	$133	$78	$415
See Note 17 for additional information on the pulp and tissue restructuring charges by segment.

38	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

The following summarizes the cash charges recorded and reconciles these charges to accrued expenses:

	2012	2011
Accrued expenses - January 1	$37	$—
Charges for workforce reductions and other exit costs	91	86
Cash payments	(91)	(51)
Currency and other	1	2
Accrued expenses - December 31	$38	$37

Note 4.    Fair Value Information
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
During 2012 and 2011, there were no significant transfers among level 1, 2 or 3 fair value determinations.
Set forth below are the assets and liabilities that are measured on a recurring basis at fair value as of December 31, 2012 and 2011, and the inputs used to develop those fair value measurements.

	December 31 2012	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance ("COLI")	$49	$—	$49	$—
Available-for-sale securities	17	17	—	—
Derivatives	61	—	61	—
Total	$127	$17	$110	$—
Liabilities
Derivatives	$63	$—	$63	$—

39	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

	December 31 2011	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
COLI	$45	$—	$45	$—
Available-for-sale securities	15	15	—	—
Derivatives	61	—	61	—
Total	$121	$15	$106	$—
Liabilities
Derivatives	$120	$—	$120	$—
The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. Available-for-sale securities are included in other assets. See Note 14 for information on the classification of derivatives in the Consolidated Balance Sheet.
Level 1 Fair Values—The fair values of certain available-for-sale securities are based on quoted market prices in active markets for identical assets. Unrealized losses on these securities were not significant at December 31, 2012 and 2011 and have been recorded in other comprehensive income until realized. The unrealized losses have not been recognized in earnings because we have both the intent and ability to hold the securities for a period of time sufficient to allow for an anticipated recovery of fair value to the cost of these securities.
Level 2 Fair Values—The fair value of the COLI policies is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Additional information on our use of derivative instruments is contained in Note 14.

40	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Fair Value Disclosures
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2012		December 31, 2011
Assets
Cash and cash equivalents(a)	1	$1,106	$1,106	$764	$764
Time deposits(b)	1	224	224	95	95
Note receivable(c)	3	395	392	394	373
Liabilities and redeemable securities of subsidiaries
Short-term debt(d)	2	359	359	87	87
Monetization loan(c)	3	397	400	397	386
Long-term debt(e)	2	5,429	6,527	5,648	6,671
Redeemable preferred securities of subsidiary(c)	3	506	543	506	568
Redeemable common securities of subsidiary(f)	3	43	43	41	41

(a)
Cash equivalents are comprised of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.

(b)
Time deposits are comprised of deposits with original maturities of more than 90 days but less than one year and instruments with original maturities of greater than one year, included in Other current assets or Other assets in the Consolidated Balance Sheet, as appropriate. Time deposits are recorded at cost, which approximates fair value.

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

(e)
Long-term debt excludes the monetization loan and includes the current portion ($756 and $619 at December 31, 2012 and 2011, respectively) of these debt instruments. Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(f)	The fair value of the redeemable common securities of subsidiary was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 5.    Monetization Financing Entity
At December 31, 2012, we have a minority voting interest in a financing entity used to monetize a note receivable received from the sale of nonstrategic timberlands and related assets to a nonaffiliated buyer. We are the primary beneficiary of the entity and, accordingly, consolidate the entity in our Consolidated Financial Statements. The note receivable has a face value of $397 and is backed by an irrevocable standby letter of credit issued by a money center bank. The note receivable matures on September 30, 2014 and earns interest at LIBOR plus 75 bps. The note receivable and other assets were transferred to the financing entity in 1999.  A nonaffiliated financial institution (the "Third Party") made a substantive capital investment in the financing entity and has majority voting control over it.  The Third Party also made a monetization loan of $397 to us, which was assumed by the financing entity at the time the note receivable was transferred to the financing entity.  The monetization loan is secured by the note receivable and intercompany financial instruments, which serve as secondary collateral for the monetization loan.  The monetization loan has a maturity date of January 31, 2014, and has an interest rate of LIBOR plus 150 bps.
In addition, on July 7, 2011, we collected the face value of a note receivable of $220 in cash.  This note receivable was related to another financing entity that was similar to that described above, but for which we acquired the voting equity interest of the Third Party and its monetization loan rights in November 2009.

41	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Note 6.    Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows:

	Personal Care	Consumer Tissue	K-C Professional	Health Care	Total
Balance at December 31, 2010	$803	$714	$451	$1,435	$3,403
Currency and other	(34)	(20)	(8)	(1)	(63)
Balance at December 31, 2011	769	694	443	1,434	3,340
Currency and other	(5)	1	(1)	2	(3)
Balance at December 31, 2012	$764	$695	$442	$1,436	$3,337
At December 31, 2012 and 2011, we had intangible assets with indefinite useful lives of $11 related to acquired in-process research and development. Intangible assets subject to amortization consist of the following at December 31:

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$253	$156	$252	$147
Patents and developed technologies	158	64	157	53
Other	105	61	96	51
Total	$516	$281	$505	$251
Amortization expense for intangible assets was $29 in 2012, $24 in 2011 and $25 in 2010. Amortization expense is estimated to be $39 in 2013, $40 in 2014, $32 in 2015, $25 in 2016 and $20 in 2017.

Note 7.    Debt
Long-term debt is comprised of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2012	2011
Notes and debentures	5.53%	2013 - 2046	$4,857	$4,984
Dealer remarketable securities	4.22%	2013 - 2016	200	200
Industrial development revenue bonds	0.24%	2015 - 2034	261	280
Bank loans and other financings in various currencies	2.57%	2013 - 2047	508	581
Total long-term debt			5,826	6,045
Less current portion			756	619
Long-term portion			$5,070	$5,426
Scheduled maturities of long-term debt for the next five years are $756 in 2013, $523 in 2014, $343 in 2015, $46 in 2016 and $957 in 2017.
During 2010, we issued $250 of 3.625% notes due August 1, 2020. We used the net proceeds to repay floating rate notes that were due July 30, 2010.
In February 2011, we issued $250 of 3.875% notes due March 1, 2021 and $450 of 5.3% notes due March 1, 2041. Proceeds from the offering were used for general corporate purposes, including purchasing shares of company common stock pursuant to publicly announced share repurchase programs.

42	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

In February 2012, we issued $300 of 2.4% notes due March 1, 2022.  Proceeds from the offering were used for general corporate purposes, including to repay a portion of our $400 aggregate principal amount of 5.625% notes that were due February 15, 2012.
In 2006, we issued $200 of dealer remarketable securities that have a final maturity in 2016. The remarketing provisions of these debt instruments require that each year the securities either be remarketed by the dealer or repaid. In both 2011 and 2012, the dealer exercised its option to remarket the securities for another year, and remarketed the securities to third parties. At December 31, 2012, the fair value of the dealer's option to remarket the securities each year through 2016 is estimated to be $21. We would be obligated to pay the dealer the fair value of its option in the event the securities are not remarketed for any reason other than the dealer's election not to remarket or the failure of the dealer to successfully remarket the securities if the conditions to a remarketing are satisfied. We do not expect this contingency to materialize.
We maintain a $1.5 billion revolving credit facility, scheduled to expire in October 2016, as well as the option to increase this facility by an additional $500.  This facility, currently unused, supports our commercial paper program and would provide liquidity in the event our access to the commercial paper market is unavailable for any reason. We had an additional $500 facility that expired pursuant to its terms in October 2012.

Note 8.    Redeemable Preferred and Common Securities of Subsidiaries
In February 2001, we, together with a non-affiliated third party entity (the "Third Party"), formed a Luxembourg-based financing subsidiary. We are the primary beneficiary of the subsidiary and, accordingly, consolidate the subsidiary in our Consolidated Financial Statements.
Prior to December 2011, the Third Party had investments in two classes of voting-preferred securities issued by the subsidiary (the "Preferred Securities"). The two classes of Preferred Securities, Class A-1 and Class A-2, had a par value of $500 each for an aggregate of $1 billion. The Class A-1 and Class A-2 Preferred Securities accrue a fixed annual rate of return of 5.074 percent and 5.417 percent, respectively, which is paid on a quarterly basis. In December 2011, the subsidiary redeemed the Class A-1 Preferred Securities. The Class A-2 Preferred Securities are redeemable in December 2014 and on each 7-year anniversary thereafter, at par value plus any accrued but unpaid return. At December 31, 2012, the Preferred Securities represent 96 percent of the voting power of the subsidiary.
The subsidiary also has issued voting-preferred and common securities to Kimberly-Clark for total cash proceeds of $500. These securities are entitled to a combined four percent vote, and the common securities are entitled to all of the residual equity after satisfaction of the preferred interests.
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
Neither the Third Party nor creditors of the subsidiary have recourse to our general credit. If our credit ratings are downgraded below BBB- or Baa3, or if the Third Party elects to have its preferred securities redeemed on the specified redemption date, then the loans would become payable to the financing subsidiary to the extent necessary to enable the financing subsidiary to pay the redemption value. Our credit ratings are above this level as of February 22, 2013, and we do not anticipate they will be downgraded below this level in the near future.
In addition, our subsidiary in Central America has outstanding redeemable common securities that are held by a noncontrolling interest.

Note 9.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2012, the number of shares of common stock available for grants under the Plans aggregated 23.2 million shares.

43	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

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
Restricted shares, time-vested restricted share units and performance-based restricted share units granted to employees are valued at the closing market price of our common stock on the grant date and vest generally at the end of three years. The number of performance-based share units that ultimately vest ranges from zero to 200 percent of the number granted, based on performance tied to return on invested capital ("ROIC") and net sales during the three-year performance period. ROIC and net sales targets are set at the beginning of the performance period. Restricted share units granted to outside directors are valued at the closing market price of our common stock on the grant date and vest when they are granted. The restricted period begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service on our Board.
At the time stock options are exercised or restricted shares and restricted share units become payable, common stock is issued from our accumulated treasury shares. Dividend equivalents are credited on restricted share units, on the same date and at the same rate as dividends are paid on Kimberly-Clark's common stock. These dividend equivalents, net of estimated forfeitures, are charged to retained earnings.
Stock-based compensation costs of $67, $48 and $52 and related deferred income tax benefits of $20, $15 and $19 were recognized for 2012, 2011 and 2010, respectively.
The fair value of stock option awards was determined using a Black-Scholes-Merton option-pricing model utilizing a range of assumptions related to dividend yield, volatility, risk-free interest rate, and employee exercise behavior. Dividend yield is based on historical experience and expected future dividend actions. Expected volatility is based on a blend of historical volatility and implied volatility from traded options on Kimberly-Clark's common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We estimate forfeitures based on historical data.
The weighted-average fair value of options granted was estimated at $3.25, $2.98 and $4.15, in 2012, 2011 and 2010, respectively, per option on the date of grant based on the following assumptions:

	Year Ended December 31
	2012	2011	2010
Dividend yield	4.50%	5.00%	5.00%
Volatility	12.86%	12.54%	14.77%
Risk-free interest rate	1.08%	2.26%	2.74%
Expected life—years	5.8	6.3	6.4
Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2012	Weighted- Average Service Years
Nonvested stock options	$6	0.9
Restricted shares and time-vested restricted share units	14	1.7
Nonvested performance-based restricted share units	43	1.3
Excess tax benefits, resulting from tax deductions in excess of the compensation cost recognized, aggregating $50, $15 and $6 were classified as Other cash inflows under Financing Activities for the years ended December 31, 2012, 2011 and 2010, respectively.

44	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

A summary of stock-based compensation under the Plans is presented below:

Stock Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	17,084	$61.92
Granted	1,780	78.54
Exercised	(9,189)	61.55
Forfeited or expired	(407)	64.41
Outstanding at December 31, 2012	9,268	65.38	6.3	$177
Exercisable at December 31, 2012	5,057	62.14	4.5	$113
The following summarizes the effect of the exercises of stock options:

	Year Ended December 31
	2012	2011	2010
Cash received	$565	$435	$131
Income tax benefit received	49	13	5
Intrinsic value	161	69	19

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	276	$61.07	2,398	$59.08
Granted	270	77.89	1,127	66.57
Vested	(198)	60.23	(1,143)	49.53
Forfeited	(24)	65.62	(195)	65.02
Nonvested at December 31, 2012	324	75.24	2,187	67.41
The total fair value of restricted shares and restricted share units that were distributed to participants during 2012, 2011 and 2010 was $101, $28 and $31, respectively.

Note 10.    Employee Postretirement Benefits
Pension Plans
Substantially all regular employees in North America and the United Kingdom are covered by defined benefit pension plans (the "Principal Plans") and/or defined contribution retirement plans. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for the Principal Plans is to contribute assets at least equal in amount to regulatory minimum requirements. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded. Funding for the remaining defined benefit plans outside the U.S. is based on legal requirements, tax considerations, investment opportunities and customary business practices in these countries.
Other Postretirement Benefit Plans
Substantially all U.S. retirees and employees are covered by unfunded health care and life insurance benefit plans. Certain benefits are based on years of service and/or age at retirement. The plans are principally noncontributory for employees who were eligible

45	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

to retire before 1993 and contributory for most employees who retire after 1992, except that we provide no subsidized benefits to most employees hired after 2003.
In the U.S., health care benefit costs are capped and indexed by 3 percent annually for certain employees retiring on or before April 1, 2004. The future cost for retiree health care benefits is limited to a defined fixed cost based on the years of service for certain employees retiring after April 1, 2004. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 7.1 percent in 2013 and to decline to 5.1 percent in 2018 and thereafter.
Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,920	$5,658	$788	$796
Service cost	45	57	15	14
Interest cost	279	307	36	41
Actuarial loss (gain)	854	374	37	33
Currency and other	79	(103)	3	(22)
Benefit payments from plans	(478)	(359)	—	—
Direct benefit payments	(14)	(14)	(55)	(74)
Settlements	(95)	—	—	—
Benefit obligation at end of year	6,590	5,920	824	788
Change in Plan Assets
Fair value of plan assets at beginning of year	5,214	4,600	—	—
Actual return on plan assets	556	309	—	—
Employer contributions	110	679	—	—
Currency and other	60	(15)	—	—
Benefit payments	(478)	(359)	—	—
Settlements	(87)	—	—	—
Fair value of plan assets at end of year	5,375	5,214	—	—
Funded Status	$(1,215)	$(706)	$(824)	$(788)
Amounts Recognized in the Balance Sheet
Noncurrent asset—prepaid benefit cost	$8	$20	$—	$—
Current liability—accrued benefit cost	(12)	(13)	(56)	(59)
Noncurrent liability—accrued benefit cost	(1,211)	(713)	(768)	(729)
Net amount recognized	$(1,215)	$(706)	$(824)	$(788)
During 2012, we offered a lump-sum distribution to certain participants in our U.S. plan. Included in pension benefit payments from plans in 2012 is $116 related to participants electing the lump-sum option, which was not sufficient to trigger a settlement charge for our U.S. plan.

46	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2012	2011	2012	2011	2012	2011
Projected benefit obligation ("PBO")	$6,071	$5,421	$519	$499	$6,590	$5,920
Accumulated benefit obligation ("ABO")	6,049	5,395	420	419	6,469	5,814
Fair value of plan assets	5,063	4,840	312	374	5,375	5,214
The PBO and fair value of plan assets for the Principal Plans include $4,375 and $3,553, respectively, related to the U.S. qualified and nonqualified pension plans as of December 31, 2012. The PBO and fair value of plan assets for the Principal Plans include $4,021 and $3,478, respectively, related to the U.S. qualified and nonqualified pension plans as of December 31, 2011.

Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2012	2011
PBO	$6,558	$5,708
ABO	6,440	5,664
Fair value of plan assets	5,335	5,016
Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2012	2011	2010	2012	2011	2010
Service cost	$45	$57	$56	$15	$14	$14
Interest cost	279	307	309	36	41	44
Expected return on plan assets(a)	(329)	(345)	(336)	—	—	—
Amortization of prior service cost and transition amount and other	(4)	6	5	(1)	1	3
Recognized net actuarial loss	111	94	99	1	—	1
Settlements	20	—	—	—	—	—
Net periodic benefit cost	$122	$119	$133	$51	$56	$62

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the remeasurement date, typically the prior year-end (adjusted for estimated current year cash benefit payments and contributions), by the expected long-term rate of return.

Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010

Discount rate	4.87%	5.51%	5.85%	4.70%	5.44%	5.79%
Expected long-term return on plan assets	6.49%	7.14%	7.96%	—	—	—
Rate of compensation increase	2.91%	4.05%	4.09%	—	—	—

47	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	4.04%	4.87%	3.97%	4.70%
Rate of compensation increase	2.73%	2.91%	—	—
Expected Long-Term Rate of Return and Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate.
The expected long-term rate of return is evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 6.68 percent in 2012 compared with 7.35 percent in 2011 and will be 6.43 percent in 2013.
Plan Assets
Pension plan asset allocations for our Principal Plans are as follows:

Asset Category	Target Allocation 2013	Percentage of Plan Assets at December 31
		2012	2011
Equity securities	40%	40%	42%
Fixed income securities	60	60	58
Total	100%	100%	100%

48	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy:

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and Cash Equivalents
Held directly	$23	$23	$—
Held through mutual and pooled funds	143	—	143
Fixed Income
Held directly:
U.S. government and municipals	132	31	101
U.S. corporate debt	1,112	—	1,112
U.S. securitized fixed income	3	—	3
Held through mutual and pooled funds:
U.S. government and municipals	490	—	490
U.S. corporate debt	199	—	199
International bonds	920	—	920
Multi-sector	2	2	—
Equity
Held directly:
International equity	143	143	—
Held through mutual and pooled funds:
U.S. equity	678	3	675
Non-U.S. equity	925	1	924
Global equity	293	—	293
Total Plan Assets	$5,063	$203	$4,860

49	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and Cash Equivalents
Held directly	$24	$24	$—
Held through mutual and pooled funds	180	50	130
Fixed Income
Held directly:
U.S. government and municipals	187	93	94
U.S. corporate debt	993	—	993
U.S. securitized fixed income	13	—	13
Held through mutual and pooled funds:
U.S. government and municipals	472	—	472
U.S. corporate debt	185	—	185
International bonds	765	—	765
Multi-sector	2	2	—
Equity
Held directly:
International equity	189	189	—
Held through mutual and pooled funds:
U.S. equity	680	3	677
Non-U.S. equity	869	1	868
Global equity	252	—	252
U.S. equity collars	29	—	29
Total Plan Assets	$4,840	$362	$4,478
During 2012 and 2011, the plan assets did not include a significant amount of Kimberly-Clark common stock.
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
Fair values of equity securities and fixed income securities held through units of pooled funds are based on net asset value (NAV) of the units of the pooled fund determined by the fund manager. Pooled funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. As pooled funds are typically only accessible by institutional investors, the NAV may not be readily observable by non-institutional investors.
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2012, there were no significant concentrations of equity or debt securities in any single issuer or industry.

50	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

As of December 31, 2012 and 2011, assets in the Principal Plans with a level 3 fair value determination (significant unobservable inputs) were less than $1. In addition, during 2012 and 2011, there were no significant transfers of assets in the Principal Plans among level 1, 2 or 3 fair value determinations.
Cash Flows
We expect to contribute between $100 to $300 to our defined benefit pension plans in 2013.
Estimated Future Benefit Payments
Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2013	$352	$58
2014	354	57
2015	357	56
2016	357	57
2017	365	58
2018-2022	1,915	300
Health Care Cost Trends
Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2012 data:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	16	(16)
Defined Contribution Pension Plans
Effective January 1, 2010, we adopted a new 401(k) profit sharing plan, and amended our supplemental plan, to provide for a matching contribution of a U.S. employee's contributions and accruals, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. We also have defined contribution pension plans for certain employees outside the U.S.
Costs charged to expense for our defined contribution pension plans were as follows:

	2012	2011	2010
U.S.	$82	$77	$75
Outside the U.S.	26	36	23
Total	$108	$113	$98

51	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Note 11.    Stockholders' Equity
Set forth below are reconciliations of the carrying amount of total stockholders' equity and the amount of net income allocable to redeemable securities of subsidiaries.

		Stockholders' Equity Attributable to
	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2009		$5,406	$284	$1,052
Comprehensive income:
Net income	$1,943	1,843	44	56
Other comprehensive income, net of tax:
Unrealized translation	334	326	7	1
Employee postretirement benefits	55	57	(2)	—
Other	(16)	(16)	—	—
Total comprehensive income	$2,316
Stock-based awards		133	—	—
Income tax benefits on stock-based compensation		2	—	—
Shares repurchased		(809)	—	—
Recognition of stock-based compensation		52	—	—
Dividends declared		(1,085)	(47)	(1)
Other		8	(1)	(7)
Return on redeemable preferred securities		—	—	(54)
Balance at December 31, 2010		5,917	285	1,047
Comprehensive income:
Net income	$1,684	1,591	39	54
Other comprehensive income, net of tax:
Unrealized translation	(249)	(236)	(13)	—
Employee postretirement benefits	(134)	(133)	(1)	—
Other	(30)	(31)	1	—
Total comprehensive income	$1,271
Stock-based awards		443	—	—
Income tax benefits on stock-based compensation		10	—	—
Shares repurchased		(1,247)	—	—
Recognition of stock-based compensation		48	—	—
Dividends declared		(1,107)	(29)	(1)
Other		(6)	—	4
Redemption of redeemable preferred securities		—	—	(500)
Return on redeemable preferred securities and noncontrolling interests		—	(2)	(57)
Balance at December 31, 2011		5,249	280	547
Comprehensive income:
Net income	$1,828	1,750	47	31
Other comprehensive income, net of tax:
Unrealized translation	215	195	20	—
Employee postretirement benefits	(377)	(372)	(5)	—
Other	(16)	(16)	—	—
Total comprehensive income	$1,650
Stock-based awards		565	—	—
Income tax benefits on stock-based compensation		43	—	—
Shares repurchased		(1,333)	—	—
Recognition of stock-based compensation		67	—	—
Dividends declared		(1,163)	(38)	(1)
Return on redeemable preferred securities and noncontrolling interests		—	(2)	(28)
Balance at December 31, 2012		$4,985	$302	$549

52	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income (loss) attributable to Kimberly-Clark are as follows:

	Year Ended December 31
	2012			2011			2010
	Pre-tax Amount	Tax Effect	Net Amount	Pre-tax Amount	Tax Effect	Net Amount	Pre-tax Amount	Tax Effect	Net Amount
Unrealized translation	$204	$(9)	$195	$(243)	$7	$(236)	$332	$(6)	$326
Defined benefit pension plans:
Unrecognized net actuarial loss and transition amount
Funded status recognition	(588)	193	(395)	(396)	144	(252)	(58)	23	(35)
Amortization included in net periodic benefit cost	90	(34)	56	94	(33)	61	99	(34)	65
Currency and other	(20)	7	(13)	(2)	5	3	10	1	11
	(518)	166	(352)	(304)	116	(188)	51	(10)	41
Unrecognized prior service cost/credit
Funded status recognition	—	—	—	74	(17)	57	(1)	—	(1)
Amortization included in net periodic benefit cost	—	1	1	3	(1)	2	2	(1)	1
Currency and other	3	(2)	1	(4)	1	(3)	(1)	1	—
	3	(1)	2	73	(17)	56	—	—	—
	(515)	165	(350)	(231)	99	(132)	51	(10)	41
Other postretirement benefit plans:
Unrecognized net actuarial loss and transition amount
Funded status recognition	(31)	11	(20)	(31)	10	(21)	10	8	18
Amortization included in net periodic benefit cost	(1)	—	(1)	—	—	—	1	(4)	(3)
Currency and other	—	—	—	—	—	—	(1)	1	—
	(32)	11	(21)	(31)	10	(21)	10	5	15
Unrecognized prior service cost/credit
Funded status recognition	—	—	—	31	(11)	20	—	—	—
Amortization included in net periodic benefit cost	(2)	1	(1)	1	(1)	—	3	(1)	2
Currency and other	—	—	—	—	—	—	(1)	—	(1)
	(2)	1	(1)	32	(12)	20	2	(1)	1
	(34)	12	(22)	1	(2)	(1)	12	4	16
Cash flow hedges and other:
Recognition of effective portion of hedges	(20)	7	(13)	(81)	34	(47)	(37)	14	(23)
Amortization included in net income	—	(3)	(3)	39	(12)	27	17	(5)	12
Currency and other	(1)	1	—	(13)	2	(11)	(8)	3	(5)
	(21)	5	(16)	(55)	24	(31)	(28)	12	(16)
Change in accumulated other comprehensive income (loss)	$(366)	$173	$(193)	$(528)	$128	$(400)	$367	$—	$367

53	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Accumulated balances of other comprehensive income (loss) attributable to Kimberly-Clark, net of applicable income taxes, are as follows:

	December 31
	2012	2011
Unrealized translation	$(26)	$(221)
Unrecognized net actuarial loss and transition amount	(2,042)	(1,669)
Unrecognized prior service credit	61	60
Deferred losses on cash flow hedges and other	(52)	(36)
Accumulated other comprehensive income (loss) ("AOCI")	$(2,059)	$(1,866)
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation is primarily due to the weakening of the U.S. dollar versus most foreign currencies, partially offset by a strengthening of the U.S. dollar against the Brazilian real. Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.
Unrecognized net actuarial loss and unrecognized prior service credit of $123 and $36, respectively, are expected to be recognized as a component of net periodic benefit cost in 2013.
At December 31, 2012, unremitted net income of equity companies included in consolidated retained earnings was $1.0 billion.

Note 12.    Leases and Commitments
We have entered into operating leases for certain warehouse facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year are as follows:

Year Ending December 31
2013	$174
2014	141
2015	109
2016	89
2017	64
Thereafter	124
Future minimum obligations	$701
Consolidated rental expense under operating leases was $283, $278 and $296 in 2012, 2011 and 2010, respectively.
We have entered into long-term contracts for the purchase of pulp and utilities, principally electricity. Commitments under these contracts based on current prices are $1,008 in 2013, $178 in 2014, $137 in 2015, $139 in 2016 and $149 in 2017. Total commitments beyond the year 2017 are $490.
Although we are primarily liable for payments on the above-mentioned leases and purchase commitments, our exposure to losses, if any, under these arrangements is not material.

54	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Note 13.    Legal Matters
We are subject to various lawsuits and claims pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, employee and other matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.
We have been named as a potentially responsible party under the provisions of the U.S. federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of sites where hazardous substances are present, none of which, individually or in the aggregate, is likely to have a material adverse effect on our business, financial condition, results of operations or liquidity.

Note 14.    Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments. We enter into derivative instruments to hedge a portion of forecasted cash flows denominated in foreign currencies for non-U.S. operations' purchases of pulp, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominantly in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The foreign currency exposure on certain non-functional currency denominated monetary assets and liabilities, primarily intercompany loans and accounts payable, is hedged with primarily undesignated derivative instruments. Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. Interest rate swap contracts may be used to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt and are designated and qualify as fair value hedges or, to a lesser extent, cash flow hedges. From time to time, we also hedge the anticipated issuance of fixed-rate debt, using forward-starting swaps or treasury locks, and these contracts are designated as cash flow hedges. We use derivative instruments, such as forward swap contracts, to hedge a limited portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months. Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged.
Set forth below is a summary of the total designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	2012	2011	2012	2011
Foreign currency exchange contracts	$52	$45	$17	$33
Interest rate contracts	7	16	43	75
Commodity price contracts	2	—	3	12
Total	$61	$61	$63	$120
The derivative assets are included in the Consolidated Balance Sheet in Other current assets and Other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in Accrued expenses and Other liabilities, as appropriate.

55	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At December 31, 2012, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $300. Fair value hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2012. For each of the three years ended December 31, 2012, gains or losses recognized in Other (income) and expense for foreign exchange contracts, and Interest expense for interest rates swaps were not significant. For each of the three years ended December 31, 2012, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of December 31, 2012, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in 2013 and future periods. As of December 31, 2012, outstanding foreign exchange derivative contracts of $900 notional value were designated as cash flow hedges. At December 31, 2012, the aggregate notional values of outstanding interest rate contracts designated as cash flow hedges were $280. Cash flow hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2012. For each of the three years ended December 31, 2012, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At December 31, 2012, $3 of after-tax gains are expected to be reclassified from AOCI primarily to cost of products sold during the next twelve months, consistent with the timing of the recognition of underlying hedged transactions. The maximum maturity of cash flow hedges in place at December 31, 2012 is December 2014.
Undesignated foreign exchange hedging instrument gains or losses are immediately recognized in Other (income) and expense, net. Gains of $67, $3 and $57 were recorded in the years ending December 31, 2012, 2011 and 2010, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the recorded transactional gains and losses recorded on the underlying assets and liabilities. At December 31, 2012, the notional amount of these undesignated derivative instruments was $3 billion.
The following tables display the location and amount of pre-tax gains and losses on cash flow and net investment hedges reported in the Consolidated Income Statement and Consolidated Statement of Other Comprehensive Income ("OCI"). There were no net investment hedges in place at December 31, 2012.

	Amount of (Gain) or Loss Recognized In AOCI			Income Statement Classification of (Gain) or Loss Reclassified from AOCI	(Gain) or Loss Reclassified from AOCI to Income
	2012	2011	2010		2012	2011	2010
Cash Flow Hedges
Interest rate contracts	$14	$81	$21	Interest expense	$2	$(3)	$(3)
Foreign exchange contracts	1	(7)	—	Cost of products sold	(19)	40	7
Foreign exchange contracts	—	(8)	—	Other (income) and expense, net	—	(8)	—
Commodity contracts	5	15	16	Cost of products sold	17	10	13
Total	$20	$81	$37		$—	$39	$17
Net Investment Hedges
Foreign exchange contracts	$(1)	$(6)	$6		$—	$—	$—

56	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Note 15.    Income Taxes
An analysis of the provision for income taxes follows:

	Year Ended December 31
	2012	2011	2010
Current income taxes:
United States	$182	$43	$368
State	30	32	95
Other countries	332	311	337
Total	544	386	800
Deferred income taxes:
United States	204	254	(15)
State	34	29	(24)
Other countries	(14)	(9)	27
Total	224	274	(12)
Total provision for income taxes	$768	$660	$788
Income before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2012	2011	2010
United States	$1,415	$1,317	$1,609
Other countries	1,005	866	941
Total income before income taxes	$2,420	$2,183	$2,550

57	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Deferred income tax assets and liabilities are composed of the following:

	December 31
	2012	2011
Deferred tax assets:
Pension and other postretirement benefits	$972	$756
Tax credits and loss carryforwards	729	812
Property, plant and equipment, net	110	128
Other	492	562
	2,303	2,258
Valuation allowance	(215)	(229)
Total deferred assets	2,088	2,029

Deferred tax liabilities:
Pension and other postretirement benefits	269	206
Property, plant and equipment, net	1,228	1,305
Installment sales	120	119
Unremitted earnings	108	58
Other	385	365
Total deferred tax liabilities	2,110	2,053
Net deferred tax liabilities	$22	$24
Valuation allowances decreased $14 and $58 in 2012 and 2011, respectively, of which $3 and $36 impacted 2012 and 2011 earnings, respectively. Valuation allowances at the end of 2012 primarily relate to tax credits and income tax loss carryforwards of $1.1 billion. If these items are not utilized against taxable income, $491 of the loss carryforwards will expire from 2013 through 2032. The remaining $638 have no expiration date.
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
Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2012	2011	2010
U.S. statutory rate applied to income before income taxes	35.0%	35.0%	35.0%
Rate of State income taxes, net of federal tax benefit	1.7	1.8	1.8
Statutory rates other than U.S. statutory rate	(2.8)	(2.3)	(3.0)
Other - net(a)	(2.2)	(4.3)	(2.9)
Effective income tax rate	31.7%	30.2%	30.9%

(a)	Other - net is comprised of numerous items, none of which is greater than 1.75 percent of income before income taxes.
At December 31, 2012, U.S. income taxes and foreign withholding taxes have not been provided on $9.5 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities, or if we were to sell our stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation. We do not expect restrictions or taxes on

58	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations in the foreseeable future.
Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2012	2011	2010
Balance at January 1	$558	$568	$570
Gross increases for tax positions of prior years	30	17	67
Gross decreases for tax positions of prior years	(104)	(60)	(89)
Gross increases for tax positions of the current year	52	55	54
Settlements	(100)	(15)	(36)
Lapse of statute of limitations	(3)	(4)	—
Currency	2	(3)	2
Balance at December 31	$435	$558	$568
Of the amounts recorded as unrecognized tax benefits at December 31, 2012, $276 would reduce our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2012, 2011 and 2010, the net cost in interest and penalties was not significant. Total accrued penalties and net accrued interest was $47 and $25 at December 31, 2012 and 2011, respectively.
It is reasonably possible that a number of uncertainties could be resolved within the next 12 months. The most significant uncertainties involve tax credits. Various other uncertain tax positions also may be resolved. It is reasonably possible the aggregate resolution of the uncertainties could be up to $200, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.
As of December 31, 2012, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2010 to 2012
United Kingdom	2011 to 2012
Canada	2008 to 2012
South Korea	2007 to 2012
Australia	2008 to 2012
Our U.S. federal income tax returns have been audited through 2009. We have various federal income tax return positions in administrative appeals or litigation for 1999 to 2009.
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

59	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Note 16.    Earnings Per Share
A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Average Common Shares Outstanding
	2012	2011	2010
	(Millions)
Average shares outstanding	393.0	395.4	411.3
Participating securities	—	0.3	1.1
Basic	393.0	395.7	412.4
Dilutive effect of stock options	1.8	1.6	1.1
Dilutive effect of restricted share unit awards	1.3	1.3	0.9
Diluted	396.1	398.6	414.4
Options outstanding that were not included in the computation of diluted EPS mainly because their exercise price was greater than the average market price of the common shares are summarized below:

	2012	2011	2010
Average number of share equivalents (millions)	1.1	3.6	13.9
Weighted-average exercise price	$78.54	$71.49	$66.00
Options outstanding at year-end (millions)	1.7	3.0	14.7
The number of common shares outstanding as of December 31, 2012, 2011 and 2010 was 389.3 million, 395.7 million and 406.9 million, respectively.

Note 17.    Business Segment and Geographic Data Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care, Consumer Tissue, KCP and Health Care. The reportable segments were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with the business segments, including the charges related to the European strategic changes and the pulp and tissue restructuring actions described in Notes 2 and 3.
The principal sources of revenue in each global business segment are described below:

•
Personal Care brands offer parents a trusted partner in caring for their families and deliver confidence, protection and discretion to adults through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, and other related products. Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, Kotex, Depend, Plenitud, Poise and other brand names.

•
Consumer Tissue offers a wide variety of innovative solutions and trusted brands that touch and improve people's lives every day.  Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Hakle, Page and other brand names.

•
K‑C Professional helps transform workplaces for employees and patrons, making them healthier, safer and more productive, through a range of solutions and supporting products such as apparel, wipers, soaps, sanitizers, tissues and towels.  Key brands in this segment include Kleenex, Scott, WypAll, Kimtech and Jackson Safety.

60	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

•
Health Care provides essentials that help restore patients to better health and improve the quality of patients' lives. This segment offers surgical and infection prevention products for the operating room, and a portfolio of innovative medical devices focused on pain management, respiratory and digestive health. This business is a global leader in education to prevent healthcare-associated infections. Products are sold primarily under the Kimberly‑Clark and ON‑Q brand names.

Net sales to Wal-Mart Stores, Inc. were approximately 12 percent in 2012 and 2011, and 13 percent in 2010.
Information concerning consolidated operations by business segment and geographic area, as well as data for equity companies, is presented in the following tables:
Consolidated Operations by Business Segment

	Personal Care	Consumer Tissue	K-C Professional	Health Care	Corporate & Other		Consolidated Total
Net Sales
2012	$9,576	$6,527	$3,283	$1,622	$55		$21,063
2011	9,128	6,770	3,294	1,606	48		20,846
2010	8,670	6,497	3,110	1,460	9		19,746
Operating Profit (a)
2012	1,660	887	545	229	(635)	(b)	2,686
2011	1,526	775	487	219	(565)	(b)	2,442
2010	1,764	660	468	174	(293)	(c)	2,773
Depreciation and Amortization
2012	315	331	141	59	11		857
2011	296	541	187	55	12		1,091
2010	277	329	142	56	9		813
Assets
2012	7,014	5,531	2,739	2,531	2,058		19,873
2011	6,582	5,685	2,783	2,529	1,794		19,373
2010	6,316	6,106	2,962	2,410	2,070		19,864
Capital Spending
2012	551	352	116	42	32		1,093
2011	543	255	114	53	3		968
2010	436	331	156	40	1		964

(a)	Segment operating profit excludes other (income) and expense, net and income and expenses not associated with the business segments.

(b)	Corporate & Other includes 2012 and 2011 charges as follows:

	Year Ended December 31
	2012			2011
	Charges for European Strategic Changes	Pulp and Tissue Restructuring Actions	Total	Pulp and Tissue Restructuring Actions
Personal Care	$213	$—	$213	$—
Consumer Tissue	66	125	191	357
K-C Professional	20	9	29	56
Other (income) and expense, net	—	1	1	2
Total	$299	$135	$434	$415

See additional information in Notes 2 and 3 regarding the European strategic changes and the pulp and tissue restructuring actions. The year ended December 31, 2011 also includes a non-deductible business tax charge of $32 related to a law change in Colombia.

61	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

(c)	Included in Corporate & Other in 2010 is a charge related to the adoption of highly inflationary accounting in Venezuela effective January 1, 2010 as follows.

Year Ended December 31, 2010
Personal Care	$11
Consumer Tissue	6
K-C Professional	2
Other (income) and expense, net	79
Total	$98

Sales of Principal Products

	2012	2011	2010
	(Billions of dollars)
Consumer tissue products	$6.5	$6.7	$6.4
Diapers	5.1	4.9	4.7
Away-from-home professional products	3.3	3.3	3.0
All other	6.2	5.9	5.6
Consolidated	$21.1	$20.8	$19.7
Consolidated Operations by Geographic Area

	United States	Canada	Inter- geographic Items(a)	Total North America	Europe	Asia, Latin America & Other	Inter- geographic Items	Corporate & Other	Consolidated Total
Net Sales
2012	$10,512	$718	$(453)	$10,777	$3,247	$7,851	$(812)	$—	$21,063
2011	10,463	726	(443)	10,746	3,401	7,467	(768)	—	20,846
2010	10,480	684	(445)	10,719	3,179	6,561	(713)	—	19,746
Operating Profit(b)
2012	1,915	138	—	2,053	227	1,041	—	(635)	2,686
2011	1,754	161	—	1,915	170	922	—	(565)	2,442
2010	1,901	125	—	2,026	222	818	—	(293)	2,773
Net Property
2012	4,040	31	—	4,071	1,321	2,703	—	—	8,095
2011	4,124	28	—	4,152	1,439	2,458	—	—	8,049
2010	4,290	30	—	4,320	1,552	2,484	—	—	8,356

(a)	Intergeographic net sales include $81, $89 and $95 by operations in Canada to the U.S. in 2012, 2011 and 2010, respectively.

(b)	Geographic operating profit excludes Other (income) and expense, net and income and expenses not associated with geographic areas.

62	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation's Share of Net Income
2012	$2,514	$864	$567	$368	$176
2011	2,446	796	514	335	161
2010	2,310	815	555	378	181
	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stockholders' Equity
2012	$1,054	$1,068	$712	$837	$573
2011	1,000	906	491	872	543
2010	1,198	919	520	982	615
Equity companies are principally engaged in operations in the personal care and consumer tissue businesses, and amounts above primarily reflect operations in Latin America.
At December 31, 2012, our equity companies and ownership interest were as follows: Kimberly-Clark Lever Private Limited (India) (50%), Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries (47.9%), Olayan Kimberly-Clark Arabia (49%), Olayan Kimberly-Clark (Bahrain) WLL (49%) and Tecnosur S.A. (Colombia) (50%).
Kimberly-Clark de Mexico, S.A.B. de C.V. is partially owned by the public and its stock is publicly traded in Mexico. At December 31, 2012, our investment in this equity company was $252, and the estimated fair value of the investment was $3.8 billion based on the market price of publicly traded shares.

Note 18.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2012	2011	2010
Advertising expense	$810	$686	$698
Research expense	356	316	317
Foreign currency transaction (gains) losses, net	(14)	(27)	20
Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, Net	2012	2011
Accounts Receivable:
From customers	$2,346	$2,352
Other	376	328
Less allowance for doubtful accounts and sales discounts	(80)	(78)
Total	$2,642	$2,602

63	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

	December 31
	2012			2011
Summary of Inventories	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Inventories by Major Class:
At the lower of cost determined on the FIFO or weighted-average cost methods or market:
Raw materials	$148	$346	$494	$163	$334	$497
Work in process	194	135	329	245	126	371
Finished goods	656	786	1,442	708	760	1,468
Supplies and other	—	314	314	—	300	300
	998	1,581	2,579	1,116	1,520	2,636
Excess of FIFO or weighted-average cost over LIFO cost	(231)	—	(231)	(280)	—	(280)
Total	$767	$1,581	$2,348	$836	$1,520	$2,356

	December 31
Summary of Property, Plant and Equipment, Net	2012	2011
Property, Plant and Equipment:
Land	$199	$193
Buildings	2,732	2,858
Machinery and equipment	13,993	14,676
Construction in progress	732	513
	17,656	18,240
Less accumulated depreciation	(9,561)	(10,191)
Total	$8,095	$8,049

	December 31
Summary of Accrued Expenses	2012	2011
Accrued advertising and promotion	$372	$377
Accrued salaries and wages	456	380
Accrued rebates	340	344
Accrued taxes - income and other	336	266
Other	740	659
Total	$2,244	$2,026

64	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Decrease (Increase) in Operating Working Capital	Year Ended December 31
	2012	2011	2010
Accounts receivable	$(38)	$(169)	$45
Inventories	9	9	(341)
Prepaid expenses	1	(19)	10
Trade accounts payable	45	161	263
Accrued expenses	133	(91)	(122)
Accrued income taxes	13	(107)	180
Derivatives	(86)	33	(61)
Currency	42	(79)	50
Decrease (increase) in operating working capital	$119	$(262)	$24

	Year Ended December 31
Other Cash Flow Data	2012	2011	2010
Interest paid	$299	$273	$248
Income taxes paid	451	463	582

	Year Ended December 31
Interest Expense	2012	2011	2010
Gross interest cost	$293	$285	$255
Capitalized interest on major construction projects	(9)	(8)	(12)
Interest expense	$284	$277	$243

Note 19.    Subsequent Event
On February 13, 2013, the Venezuelan government announced a devaluation of the Central Bank of Venezuela ("Central Bank") regulated currency exchange system rate to 6.3 bolivars per U.S. dollar and the elimination of the SITME rate. We had used the Central Bank SITME rate of 5.4 bolivars per U.S. dollar to measure K‑C Venezuela's bolivar-denominated transactions into U.S. dollars during most of 2010, and all of 2011 and 2012. We recorded a $98 charge, $96 net of tax, in January 2010 related to the adoption of highly inflationary accounting in Venezuela.
At December 31, 2012, K‑C Venezuela had a bolivar-denominated net monetary asset position of $211 and our net investment in K-C Venezuela was approximately $351, both valued at 5.4 bolivars per U.S. dollar. As a result of the devaluation, we expect to record an after tax charge of $25 to $35 in the first quarter of 2013 related to the remeasurement of the local currency-denominated balance sheet to the new exchange rate.
Net sales of K‑C Venezuela represented 2 percent of Consolidated Net Sales for the year ended December 31, 2012, and 1 percent of Consolidated Net Sales in 2011 and 2010. In 2012 and 2011, K‑C Venezuela represented 4 percent of Consolidated Operating Profit. In 2010, Operating Profit at our Venezuelan subsidiary was negative due to the charge recorded as a result of adopting highly inflationary accounting.

65	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kimberly-Clark Corporation:
We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013, expressed an unqualified opinion on the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 22, 2013

66	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012.
Internal Control Over Financial Reporting
Management's Report on the Financial Statements
Our management is responsible for all aspects of the business, including the preparation of the Consolidated Financial Statements in this annual report. The Consolidated Financial Statements have been prepared using generally accepted accounting principles considered appropriate in the circumstances to present fairly our consolidated financial position, results of operations and cash flows on a consistent basis. Management also has prepared the other information in this annual report and is responsible for its accuracy and consistency with the Consolidated Financial Statements.
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
Management's Report on Internal Control Over Financial Reporting
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

67	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective.
Deloitte & Touche LLP has issued its attestation report on the effectiveness of our internal control over financial reporting. That attestation report appears below.

/s/ Thomas J. Falk	/s/ Mark A. Buthman
Thomas J. Falk	Mark A. Buthman
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 22, 2013
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above in "Management's Report on Internal Control Over Financial Reporting" that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Kimberly-Clark Corporation:
We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.

68	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Corporation as of and for the year ended December 31, 2012, and our report dated February 22, 2013, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 22, 2013

ITEM 9B.    OTHER INFORMATION
None.

69	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2013 Proxy Statement for the Annual Meeting of Stockholders (the "2013 Proxy Statement") are incorporated in this Item 10 by reference:

•	"Certain Information Regarding Nominees for Director" under "Proposal 1. Election of Directors," which identifies our directors and nominees for our Board of Directors.

•	"Section 16(a) Beneficial Ownership Reporting Compliance."

•	"Corporate Governance Information—Other Corporate Governance Matters–Code of Conduct," which describes our Code of Conduct.

•	"Corporate Governance Information—Stockholder Nominations for Directors," which describes the procedures by which stockholders may nominate candidates for election to our Board of Directors.

•	"Corporate Governance Information—Audit Committee," which identifies members of the Audit Committee of our Board of Directors and an audit committee financial expert.
Information regarding our executive officers is reported under the caption "Executive Officers of the Registrant" in Part I of this Report.

ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of the 2013 Proxy Statement captioned "Executive Compensation," "Compensation of Directors" under "Proposal 1. Election of Directors" and "Corporate Governance Information—Compensation Committee Interlocks and Insider Participation" is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the section of the 2013 Proxy Statement captioned "Security Ownership of Management and Certain Beneficial Owners" is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in millions) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) (c)
Equity compensation plans approved by stockholders(1)	12.1 (2)	$65.38	23.2

(1)
Includes (a) the stockholder-approved 2011 Equity Participation Plan (the "2011 Plan"), which effective April 21, 2011 amended and restated the stockholder-approved 2001 Equity Participation Plan and (b) the stockholder-approved 2011 Outside Directors' Compensation Plan (the "2011 Outside Directors' Plan"), which effective April 21, 2011 amended and restated the Outside Directors' Compensation Plan.

(2)
Includes 2.6 million restricted share units granted under the 2011 Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of Kimberly-Clark common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price. Also includes 0.2 million restricted share units granted under the 2011 Outside Directors' Plan. Upon retirement from or any other termination of service from the Board, a share of Kimberly-Clark common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.

70	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

2011 Outside Directors' Compensation Plan
In 2011, our Board of Directors and our stockholders approved the 2011 Outside Directors' Compensation Plan, which amended and restated our Outside Directors' Compensation Plan. A maximum of 1 million shares of our common stock is available for grant under this plan. The Board may grant awards in the form of stock options, stock appreciation rights, restricted stock, restricted share units or any combination of cash, stock options, stock appreciation rights, restricted stock or restricted share units under this plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of the 2013 Proxy Statement captioned "Transactions with Related Persons" and "Corporate Governance Information—Director Independence" is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the sections of the 2013 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditors" is incorporated in this Item 14 by reference.

71	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements.
The financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial statement schedules.
The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in Item 8:
•Report of Independent Registered Public Accounting Firm
Schedule for Kimberly-Clark Corporation and Subsidiaries:
•Schedule II Valuation and Qualifying Accounts
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

Exhibit No. (10)a.
Management Achievement Award Program, as amended and restated November 13, 2008, incorporated by reference to Exhibit No. (10)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated as of December 31, 2011, incorporated by reference to Exhibit No. (10)b of the Corporation's Current Report on Form 8-K dated November 21, 2011.*

Exhibit No. (10)c.
Seventh Amended and Restated Deferred Compensation Plan for Directors, effective January 1, 2008, incorporated by reference to Exhibit No. (10)c of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

Exhibit No. (10)d.
Executive Officer Achievement Award Program as amended November 12, 2008, incorporated by reference to Exhibit No. (10)d of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)f.
Deferred Compensation Plan, as amended and restated, dated December 31, 2005, incorporated by reference to Exhibit No. (10)f of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.*

Exhibit No. (10)g.	Outside Directors' Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.*

72	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Exhibit No. (10)h.
Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated effective April 17, 2009, incorporated by reference to Exhibit No. (10)h of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit No. (10)i.
Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, effective April 17, 2009, incorporated by reference to Exhibit No. (10)i of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit No. (10)j.
Kimberly-Clark Corporation Supplemental Retirement 401(k) and Profit Sharing Plan, as amended and restated, effective January 1, 2010, incorporated by reference to Exhibit No. (10)j of the Corporation's Current Report on Form 8-K dated December 21, 2009.*

Exhibit No. (10)l.
2011 Outside Directors' Compensation Plan, as amended and restated, effective April 21, 2011, incorporated by reference to Exhibit No. 10.l of the Corporation's Current Report on Form 8-K dated April 26, 2011.*

Exhibit No. (10)m.	2011 Equity Participation Plan, as amended and restated, effective April 21, 2011, incorporated by reference to Exhibit No. 10.2 of the Corporation's Current Report on Form 8-K dated April 26, 2011.*

Exhibit No. (10)n.	Form of Award Agreements under 2011 Equity Participation Plan, incorporated by reference to Exhibit No. (10)n of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.*

Exhibit No. (10)o.	Summary of Outside Directors' Compensation pursuant to the 2011 Outside Directors' Compensation Plan, effective January 1, 2013, filed herewith.*

Exhibit No. (10)p.
Severance Pay Plan, amended and restated, effective June 1, 2011, incorporated by reference to Exhibit No. (10)p of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

Exhibit No. (10)q.	Agreement between Kimberly-Clark Worldwide, Inc. and Robert W. Black, incorporated by reference to Exhibit No. (10)q of the Corporation's Current Report on Form 8-K dated May 2, 2012.*

Exhibit No. (10)r.
Letter Agreement between Kimberly-Clark Corporation and Tony Palmer, incorporated by reference to Exhibit No. (10)r of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

Exhibit No. (10)s.
Letter Agreement between Kimberly-Clark Corporation and Christian A. Brickman, incorporated by reference to Exhibit No. (10)s of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

Exhibit No. (10)t.
Summary of Financial Counseling Program for Kimberly-Clark Corporation Executives, dated November 12, 2008, incorporated by reference to Exhibit No. (10)t of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)u.	Letter Agreement between Kimberly-Clark Corporation and Michael Hsu, filed herewith.*

73	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

Exhibit No. (10)v.
Letter Agreement between Kimberly-Clark Corporation and Elane Stock, incorporated by reference to Exhibit No. (10)v of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.*

Exhibit (10)w.
Consulting Agreement between Kimberly-Clark Corporation and Jan B.C. Spencer, incorporated by reference to Exhibit (10)w of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.*

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2012, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS	XBRL Instance Document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

74	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 22, 2013	By:	/s/ Mark A. Buthman
Mark A. Buthman
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 22, 2013
Thomas J. Falk

/s/ Mark A. Buthman	Senior Vice President and Chief Financial Officer (principal financial officer)	February 22, 2013
Mark A. Buthman

/s/ Michael T. Azbell	Vice President and Controller (principal accounting officer)	February 22, 2013
Michael T. Azbell

Directors

John R. Alm	James M. Jenness
John F. Bergstrom	Nancy J. Karch
Abelardo E. Bru	Ian C. Read
Robert W. Decherd	Linda Johnson Rice
Fabian T. Garcia	Marc J. Shapiro
Mae C. Jemison

By:	/s/ Thomas J. Mielke	February 22, 2013
Thomas J. Mielke Attorney-in-Fact

75	KIMBERLY-CLARK CORPORATION - 2012 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2012
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$57	$9	$—	$6	(b)	$60
Allowances for sales discounts	21	280	—	281	(c)	20
December 31, 2011
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$62	$5	$(5)	$5	(b)	$57
Allowances for sales discounts	18	275	—	272	(c)	21
December 31, 2010
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$68	$7	$—	$13	(b)	$62
Allowances for sales discounts	21	266	—	269	(c)	18

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2012
Deferred Taxes
Valuation Allowance	$229	$(18)	$—	$(4)	$215
December 31, 2011
Deferred Taxes
Valuation Allowance	$287	$(51)	$—	$7	$229
December 31, 2010
Deferred Taxes
Valuation Allowance	$244	$35	$—	$(8)	$287

(a)	Represents the net currency effects of translating valuation allowances at current rates of exchange.

76	KIMBERLY-CLARK CORPORATION - 2012 Annual Report