Form 10-Q
period 2013-05-02
KIMBERLY CLARK CORP
filed 2013-05-02
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 25, 2013, there were 384,604,275 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2013	2012
Net Sales	$5,318	$5,241
Cost of products sold	3,496	3,537
Gross Profit	1,822	1,704
Marketing, research and general expenses	1,027	996
Other (income) and expense, net	12	8
Operating Profit	783	700
Interest income	5	4
Interest expense	(67)	(71)
Income Before Income Taxes and Equity Interests	721	633
Provision for income taxes	(223)	(185)
Income Before Equity Interests	498	448
Share of net income of equity companies	53	39
Net Income	551	487
Net income attributable to noncontrolling interests	(20)	(19)
Net Income Attributable to Kimberly-Clark Corporation	$531	$468

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.37	$1.19
Diluted	$1.36	$1.18
Cash Dividends Declared	$0.81	$0.74
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2013	2012
Net income	$551	$487
Other Comprehensive Income, Net of Tax
Unrealized currency translation adjustments	(168)	261
Employee postretirement benefits	53	16
Other	17	(12)
Total Other Comprehensive Income, Net of Tax	(98)	265
Comprehensive Income	453	752
Comprehensive income attributable to noncontrolling interests	(12)	(24)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$441	$728
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(Millions of dollars)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,109	$1,106
Accounts receivable, net	2,717	2,642
Inventories	2,364	2,348
Other current assets	524	493
Total Current Assets	6,714	6,589
Property, Plant and Equipment, Net	7,979	8,095
Investments in Equity Companies	428	355
Goodwill	3,328	3,337
Other Intangible Assets	234	246
Long-Term Note Receivable	395	395
Other Assets	668	856
TOTAL ASSETS	$19,746	$19,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,908	$1,115
Trade accounts payable	2,470	2,443
Accrued expenses	2,160	2,244
Dividends payable	313	289
Total Current Liabilities	6,851	6,091
Long-Term Debt	4,571	5,070
Noncurrent Employee Benefits	1,868	1,992
Other Liabilities	922	884
Redeemable Preferred and Common Securities of Subsidiaries	549	549
Stockholders' Equity
Kimberly-Clark Corporation	4,700	4,985
Noncontrolling interests	285	302
Total Stockholders' Equity	4,985	5,287
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,746	$19,873
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2013	2012
Operating Activities
Net income	$551	$487
Depreciation and amortization	221	218
Stock-based compensation	30	13
Deferred income taxes	14	115
Net (gains) losses on asset dispositions	(13)	11
Equity companies' earnings in excess of dividends paid	(53)	(37)
Increase in operating working capital	(121)	(215)
Postretirement benefits	(55)	(3)
Other	33	(4)
Cash Provided by Operations	607	585
Investing Activities
Capital spending	(274)	(259)
Proceeds from dispositions of property	74	1
Investments in time deposits	—	(35)
Maturities of time deposits	20	43
Other	1	(1)
Cash Used for Investing	(179)	(251)
Financing Activities
Cash dividends paid	(289)	(277)
Change in short-term borrowings	335	386
Debt proceeds	59	309
Debt repayment	(38)	(417)
Cash paid on redeemable preferred securities of subsidiary	(7)	(7)
Proceeds from exercise of stock options	50	115
Acquisitions of common stock for the treasury	(486)	(438)
Other	(10)	(6)
Cash Used for Financing	(386)	(335)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(39)	22
Increase in Cash and Cash Equivalents	3	21
Cash and Cash Equivalents - Beginning of Year	1,106	764
Cash and Cash Equivalents - End of Period	$1,109	$785
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Accounting Policies
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form  10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
For further information, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form  10-K for the year ended December 31, 2012. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Highly Inflationary Accounting for Venezuelan Operations
We account for our operations in Venezuela using highly inflationary accounting. On February 13, 2013, the Venezuelan government announced a devaluation of the Central Bank of Venezuela ("Central Bank") regulated currency exchange system rate to 6.3 bolivars per U.S. dollar and the elimination of the SITME rate. As a result of the devaluation, we recorded a $26 after tax charge ($36 pre-tax) related to the remeasurement of the local currency-denominated balance sheet to the new exchange rate in the quarter ended March 31, 2013. Prior to devaluation, we used the Central Bank SITME rate of 5.4 bolivars per U.S. dollar to measure K-C Venezuela's bolivar-denominated transactions into U.S. dollars. The $36 pre-tax charge is reflected in the Consolidated Income Statement in Other (income) and expense, net. In the Consolidated Cash Flow Statement, this non-cash charge is included in Other in Cash Provided by Operations.
At March 31, 2013, K-C Venezuela had a bolivar-denominated net monetary asset position of $219 and our net investment in K-C Venezuela was $350, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented less than 2 percent of Consolidated Net Sales for the three months ended March 31, 2013 and 2012.
New Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), an amendment to FASB Accounting Standards Codification Topic 220, Comprehensive Income. This update requires disclosure of amounts reclassified out of AOCI by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. We adopted ASU No. 2013-02 on January 1, 2013. We have complied with the disclosure requirements of this ASU as presented in Note 7 to the Consolidated Financial Statements.

Note 2. European Strategic Changes
In October 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We are exiting the diaper category in that region, with the exception of the Italian market, and divesting or exiting some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes primarily affect our consumer businesses, with a modest impact on K-C Professional ("KCP").
Restructuring actions related to the strategic changes involve the sale or closure of five of our European manufacturing facilities and a streamlining of our administrative organization. In total, these actions will result in reducing our European workforce by approximately 1,300 to 1,500 positions.

The following charges were incurred in connection with the European strategic changes:

Three Months Ended March 31, 2013
Charges for workforce reductions	$26
Asset write-offs	6
Incremental depreciation	9
Benefit from pension curtailment	(26)
Other exit costs	5
Cost of products sold	20
Charges for workforce reductions and other included in Marketing, research and general expenses	11
Provision for income taxes	(10)
Net charges	$21
See Note 9 for additional information on the charges by segment.
Through March 31, 2013, cumulative pre-tax charges for the strategic changes were $330 ($263 after tax), including cumulative pre-tax cash charges of $175.
The following summarizes the cash charges recorded and reconciles these charges to accrued expenses:

2013
Accrued expenses - January 1	$133
Charges for workforce reductions and other exit costs	41
Cash payments	(13)
Currency and other	(7)
Accrued expenses - March 31	$154

Note 3. Pulp and Tissue Restructuring Actions
In 2011 and 2012, we executed pulp and tissue restructuring actions in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. These actions involved the streamlining, sale or closure of six of our manufacturing facilities around the world. In conjunction with these actions, we exited certain non-strategic products, primarily non-branded offerings, and transferred some production to lower-cost facilities in order to improve overall profitability and returns. The actions were substantially complete at December 31, 2012, including the pending sale of one facility that is expected to close in the second quarter of 2013.
The following pre-tax charges were incurred in connection with the pulp and tissue restructuring actions:

	Three Months Ended March 31, 2012
	North America	Australia	Total
Incremental depreciation	$12	$—	$12
Charges for workforce reductions	4	—	4
Asset write-offs	8	—	8
Other exit costs	9	2	11
Cost of products sold	$33	$2	$35
The impact of the pulp and tissue restructuring actions to Provision for income taxes for the three months ended March 31, 2012 was a benefit of $11.
See Note 9 for additional information on the charges by segment.

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
During the three months ended March 31, 2013 and for full year 2012, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Set forth below are the assets and liabilities that are measured on a recurring basis at fair value and the inputs used to develop those fair value measurements.

	March 31, 2013	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance ("COLI")	$51	$—	$51	$—
Available-for-sale securities	19	19	—	—
Derivatives	41	—	41	—
Total	$111	$19	$92	$—
Liabilities
Derivatives	$88	$—	$88	$—

	December 31, 2012	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
COLI	$49	$—	$49	$—
Available-for-sale securities	17	17	—	—
Derivatives	61	—	61	—
Total	$127	$17	$110	$—
Liabilities
Derivatives	$63	$—	$63	$—
The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. Available-for-sale securities are included in other assets. See Note 8 for information on the classification of derivatives in the Consolidated Balance Sheet.
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

Fair Value Disclosures
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		March 31, 2013		December 31, 2012
Assets
Cash and cash equivalents(a)	1	$1,109	$1,109	$1,106	$1,106
Time deposits(b)	1	200	200	224	224
Note receivable(c)	3	395	396	395	392
Liabilities and redeemable securities of subsidiaries
Short-term debt(d)	2	692	692	359	359
Monetization loan(c)	3	397	399	397	400
Long-term debt(e)	2	5,390	6,358	5,429	6,527
Redeemable preferred securities of subsidiary(c)	3	506	542	506	543
Redeemable common securities of subsidiary(f)	3	43	43	43	43

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

(e)
Long-term debt includes the current portion of these debt instruments and excludes the monetization loan. Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(f)	The fair value of the redeemable common securities of subsidiary was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 5. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Pension Benefits		Other Benefits
	Three Months Ended March 31
	2013	2012	2013	2012
Service cost	$14	$12	$4	$4
Interest cost	64	70	8	9
Expected return on plan assets	(81)	(83)	—	—
Recognized net actuarial loss	34	27	—	—
Curtailment (see Note 2)	(26)	—	—	—
Other	(3)	11	—	—
Net periodic benefit cost	$2	$37	$12	$13
For the three months ended March 31, 2013 and 2012, we made cash contributions of $55 and $45, respectively, to our pension trusts. We expect to contribute between $150 and $250 to our defined benefit pension plans for the full year 2013.

Note 6. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended March 31
(Millions of shares)	2013	2012
Average shares outstanding	387.3	393.7
Participating securities	—	0.1
Basic	387.3	393.8
Dilutive effect of stock options	1.7	1.9
Dilutive effect of restricted share and restricted share unit awards	1.5	1.4
Diluted	390.5	397.1
The number of common shares outstanding as of March 31, 2013 and 2012 was 384.7 million and 391.4 million, respectively.

Note 7. Stockholders' Equity
Set forth below is a reconciliation for the three months ended March 31, 2013 of the carrying amount of total stockholders' equity from the beginning of the period to the end of the period. In addition, the reconciliation displays the amount of net income allocable to redeemable securities of subsidiaries.

		Stockholders' Equity Attributable to
	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2012		$4,985	$302	$549
Comprehensive Income
Net Income	$551	531	12	8
Other comprehensive income, net of tax
Unrealized translation	(168)	(160)	(8)	—
Employee postretirement benefits	53	53	—	—
Other	17	17	—	—
Total Comprehensive Income	$453
Stock-based awards exercised or vested		53	—	—
Recognition of stock-based compensation		30	—	—
Income tax benefits on stock-based compensation		8	—	—
Shares repurchased		(505)	—	—
Dividends declared		(313)	(20)	—
Other		1	(1)	(1)
Return of redeemable securities of subsidiaries		—	—	(7)
Balance at March 31, 2013		$4,700	$285	$549
The change in net unrealized currency translation for the three months ended March 31, 2013 was due to a strengthening of the U.S. dollar against most foreign currencies.
In the three months ended March 31, 2013, we repurchased 5.5 million shares at a total cost of $500.
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation is recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation.
Also included in unrealized translation are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans	Cash Flow Hedges and Other
Balance as of December 31, 2011	$(221)	$(1,578)		$(31)	$(36)
Other comprehensive income/(loss) before reclassifications	254	(7)		—	(14)
(Income)/loss reclassified from AOCI	—	24	(a)	—	3
Net current period other comprehensive income/(loss)	254	17		—	(11)
Balance as of March 31, 2012	$33	$(1,561)		$(31)	$(47)

Balance as of December 31, 2012	$(26)	$(1,928)		$(53)	$(52)
Other comprehensive income/(loss) before reclassifications	(160)	49		—	19
(Income)/loss reclassified from AOCI	—	4	(a)	—	(2)
Net current period other comprehensive income/(loss)	(160)	53		—	17
Balance as of March 31, 2013	$(186)	$(1,875)		$(53)	$(35)

(a)	Included in computation of net periodic pension and postretirement benefits costs (see Note 5).

Note 8. Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments. We enter into derivative instruments to hedge a portion of forecasted cash flows denominated in foreign currencies for non-U.S. operations' purchases of pulp, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominantly in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The foreign currency exposure on certain non-functional currency denominated monetary assets and liabilities, primarily intercompany loans and accounts payable, is hedged with primarily undesignated derivative instruments. Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. Interest rate swap contracts may be used to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt and are designated and qualify as fair value hedges or, to a lesser extent, cash flow hedges. From time to time, we also hedge the anticipated issuance of fixed-rate debt, using forward-starting swaps or treasury locks, and these contracts are designated as cash flow hedges. We use derivative instruments, such as forward swap contracts, to hedge a limited portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months. Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At March 31, 2013, we had in place net investment hedges of $150 for a portion of our investment in our Mexican affiliate.
Set forth below is a summary of the total designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Foreign currency exchange contracts	$35	$52	$48	$17
Interest rate contracts	3	7	39	43
Commodity price contracts	3	2	1	3
Total	$41	$61	$88	$63
The derivative assets are included in the Consolidated Balance Sheet in Other current assets and Other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in Accrued expenses and Other liabilities, as appropriate.
Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At March 31, 2013, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $300. Fair value hedges resulted in no significant ineffectiveness in the three months ended March 31, 2013 and 2012. For the three month periods ended March 31, 2013 and 2012, gains or losses recognized in Interest expense for interest rate swaps were not significant. For the three month periods ended March 31, 2013 and 2012, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of March 31, 2013, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2013 and future periods. As of March 31, 2013, outstanding foreign exchange derivative contracts of $900 notional value were designated as cash flow hedges. At March 31, 2013, the aggregate notional values of outstanding interest rate contracts designated as cash flow hedges were $450. Cash flow hedges resulted in no significant ineffectiveness for the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2013, $10 of after-tax gains are expected to be reclassified from AOCI primarily to Cost of products sold during the next twelve months, consistent with the timing of the recognition of underlying hedged transactions. The maximum maturity of cash flow hedges in place at March 31, 2013 is August 2015.
Undesignated foreign exchange hedging instrument gains or losses are immediately recognized in Other (income) and expense, net. Losses of $56 and gains of $42 were recorded in the three month periods ended March 31, 2013 and 2012, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At March 31, 2013, the notional amount of these undesignated derivative instruments was $3 billion.

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

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended March 31
	2013	2012	Change
NET SALES
Personal Care	$2,397	$2,367	+1.3%
Consumer Tissue	1,718	1,659	+3.6%
K-C Professional	793	797	-0.5%
Health Care	397	405	-2.0%
Corporate & Other	13	13	N.M.
TOTAL NET SALES	$5,318	$5,241	+1.5%

OPERATING PROFIT
Personal Care	$441	$399	+10.5%
Consumer Tissue	260	217	+19.8%
K-C Professional	143	125	+14.4%
Health Care	44	53	-17.0%
Corporate & Other(a)	(93)	(86)	N.M.
Other (income) and expense, net	12	8	+50.0%
TOTAL OPERATING PROFIT	$783	$700	+11.9%
N.M. - not meaningful

(a)	Corporate & Other includes the following charges:

	March 31, 2013	March 31, 2012
	European Strategic Changes	Pulp & Tissue Restructuring Actions
Personal Care	$18	$—
Consumer Tissue	8	32
K-C Professional	5	3
Total	$31	$35

See additional information in Notes 2 and 3 related to the European strategic changes and the pulp and tissue restructuring actions, respectively. On a business segment basis, the cumulative pre-tax charges for the European strategic changes were incurred as follows: Personal Care - $231, Consumer Tissue - $74 and K-C Professional - $25.

Note 10. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2013			December 31, 2012
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
At the lower of cost, determined on the FIFO or weighted-average cost methods, or market
Raw materials	$149	$338	$487	$148	$346	$494
Work in process	201	124	325	194	135	329
Finished goods	668	799	1,467	656	786	1,442
Supplies and other	—	318	318	—	314	314
	1,018	1,579	2,597	998	1,581	2,579
Excess of FIFO or weighted-average cost over LIFO cost	(233)	—	(233)	(231)	—	(231)
Total	$785	$1,579	$2,364	$767	$1,581	$2,348
We use the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.
The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2013	December 31, 2012
Land	$198	$199
Buildings	2,750	2,732
Machinery and equipment	14,039	13,993
Construction in progress	637	732
	17,624	17,656
Less accumulated depreciation	(9,645)	(9,561)
Total	$7,979	$8,095

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of First Quarter 2013 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook

Overview of First Quarter 2013 Results

•	Net sales increased 1 percent primarily due to increases in sales volumes and net selling prices partially offset by unfavorable currency effects.

•	Operating profit and net income attributable to Kimberly-Clark Corporation increased 12 percent and 13 percent, respectively.

•
Net income in 2013 includes $21 in charges for European strategic changes and a $26 charge related to the balance sheet remeasurement from the devaluation of the Venezuelan bolivar. The prior year results include $24 in charges for pulp and tissue restructuring actions.

Results of Operations and Related Information
This section presents a discussion and analysis of our first quarter of 2013 net sales, operating profit and other information relevant to an understanding of the results of operations.
First Quarter of 2013 Compared With First Quarter of 2012

By Business Segment

	Three Months Ended March 31
	2013	2012	Change
NET SALES
Personal Care	$2,397	$2,367	+1.3%
Consumer Tissue	1,718	1,659	+3.6%
K-C Professional	793	797	-0.5%
Health Care	397	405	-2.0%
Corporate & Other	13	13	N.M.
TOTAL NET SALES	$5,318	$5,241	+1.5%

OPERATING PROFIT
Personal Care	$441	$399	+10.5%
Consumer Tissue	260	217	+19.8%
K-C Professional	143	125	+14.4%
Health Care	44	53	-17.0%
Corporate & Other(a)	(93)	(86)	N.M.
Other (income) and expense, net	12	8	+50.0%
TOTAL OPERATING PROFIT	$783	$700	+11.9%

By Geography

	Three Months Ended March 31
	2013	2012	Change
NET SALES
North America	$2,700	$2,678	+0.8%
Outside North America	2,807	2,758	+1.8%
Intergeographic sales	(189)	(195)	N.M.
TOTAL NET SALES	$5,318	$5,241	+1.5%

OPERATING PROFIT
North America	$553	$479	+15.4%
Outside North America	335	315	+6.3%
Corporate & Other(a)	(93)	(86)	+8.1%
Other (income) and expense, net	12	8	+50.0%
TOTAL OPERATING PROFIT	$783	$700	+11.9%

(a)
For the three months ended March 31, 2013, Corporate & Other includes charges related to the European strategic changes of $31. For the three months ended March 31, 2012, Corporate & Other includes charges related to the pulp and tissue restructuring actions of $35.

Percentage Change Versus Prior Year

NET SALES		Changes Due To
	Total	Organic Volume	Restructuring Impact(a)	Net Price	Mix/Other(b)	Currency
Consolidated	1.5	2	(1)	1	—	(1)
Personal Care	1.3	3	(2)	1	—	(1)
Consumer Tissue	3.6	4	(1)	1	—	—
K-C Professional	(0.5)	(1)	—	—	1	(1)
Health Care	(2.0)	(2)	—	—	1	(1)

(a)	Lost sales related to the European strategic changes and pulp and tissue restructuring actions.

(b)	Mix/Other includes rounding.

OPERATING PROFIT		Changes Due To
	Total	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)
Consolidated	11.9	3	7	(5)	12	(1)	(4)
Personal Care	10.5	2	6	(2)	10	(2)	(3)
Consumer Tissue	19.8	9	10	(12)	7	—	6
K-C Professional	14.4	—	2	(2)	12	(1)	3
Health Care	(17.0)	(4)	(1)	6	11	(1)	(28)

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)
Consolidated includes the impact of the charges in 2013 related to the European strategic changes and devaluation of the Venezuelan bolivar, and in 2012 related to the pulp and tissue restructuring actions.

Results Commentary
Consolidated
Net sales of $5.3 billion increased 1 percent overall with organic sales volumes up 2 percent and net selling prices up 1 percent. Foreign currency exchange rates were unfavorable by 1 percent and lost sales in conjunction with the restructurings associated with the European strategic changes and the pulp and tissue actions reduced net sales by 1 percent.
Operating profit was $783 in the first quarter of 2013, up 12 percent from $700 in 2012. The increase in operating profit included benefits from net sales growth and $85 in cost savings from our FORCE (Focused On Reducing Costs Everywhere) program. Current year operating profit was also impacted by $31 of restructuring costs for the European strategic changes, compared to prior year costs of $35 for the pulp and tissue restructuring actions. Input costs were $35 higher overall versus 2012, with $15 of higher fiber costs, a $10 increase for other raw materials and $10 of higher distribution costs. Overall, Marketing, research and general expenses increased versus the year-ago period, driven by higher administrative costs.
Other (income) and expense, net was $12 of expense in the first quarter of 2013 and $8 of expense in the prior year. Current period results were negatively impacted by the balance sheet remeasurement charge of $36 due to the February 2013 devaluation of the Venezuelan bolivar, partially offset by gains on the sales of some non-core assets.
The first quarter effective tax rate was 30.9 percent in 2013 and 29.2 percent in 2012. The rate in 2012 was impacted by favorable resolutions of matters with tax authorities.

Kimberly-Clark's share of net income of equity companies in the first quarter of 2013 was $53 compared to $39 in 2012. At Kimberly-Clark de Mexico, S.A.B. de C.V., results benefited from sales growth, increased operating profit margin and a stronger Mexican peso versus the U.S. dollar.

Personal Care Segment
Organic sales volumes rose 3 percent and net selling prices improved 1 percent. Lost sales as a result of European strategic changes reduced net sales by 2 percent and currency rates were unfavorable by 1 percent. First quarter operating profit of $441 increased 11 percent. The comparison benefited from net sales growth, cost savings and higher production volumes, partially offset by input cost inflation, increased Marketing, research and general expenses and unfavorable currency rates.

Net sales in North America were even with the prior year, as higher net selling prices of 1 percent were offset by slightly lower sales volumes. Child care and adult care volumes rose high-single digits and mid-single digits, respectively, with market share gains and benefits from innovation. Huggies baby wipes volumes advanced low-single digits, while Huggies diaper volumes were down low-single digits. Feminine care volumes were down mid-single digits, with declines on Kotex Natural Balance products partially offset by gains on the U by Kotex brand.

Net sales increased 4 percent in K-C International ("KCI"). Sales volumes were up 4 percent compared to 12 percent growth in the year-ago period. Net selling prices rose 2 percent, primarily in Latin America, and product mix advanced 1 percent, while currency rates were unfavorable by approximately 2 percent. Volumes improved in China, Russia, South Korea, Vietnam and throughout most of Latin America, partially offset by declines elsewhere, primarily in Australia and Venezuela.

Net sales in Europe decreased 10 percent, including a 24 point negative impact from lost sales in conjunction with European strategic changes. Organic sales volumes rose 14 percent, driven by growth in non-branded offerings, Huggies baby wipes and child care products, and currency rates were favorable by 1 percent. Overall net selling prices were down approximately 2 percent.

Consumer Tissue Segment
Organic sales volumes improved 4 percent and net selling prices were up 1 percent. Lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced net sales by 1 percent. First quarter operating profit of $260 increased 20 percent. The improvement included benefits from net sales growth, cost savings, and lower Marketing, research and general expenses, partially offset by input cost inflation.

Net sales in North America were up 5 percent, including a 1 point negative impact from lost sales in conjunction with pulp and tissue restructuring actions. Organic sales volumes increased 6 percent, while changes in product mix reduced net sales 1 percent. Kleenex facial tissue volumes improved at a low double-digit rate, reflecting a strong cold and flu season and market share gains. Paper towel volumes advanced high-single digits, including benefits from improved distribution levels and support behind the Viva brand. Bathroom tissue volumes were up mid-single digits, driven by growth on Cottonelle that included benefits from incremental promotion support and continued market share momentum.
Consumer tissue net sales increased 2 percent in KCI. Net selling prices increased approximately 5 percent, reflecting strategies to improve net realized revenue and profitability. Currency rates were unfavorable 2 percent and sales volumes were down 1 percent.
Consumer tissue net sales in Europe increased 3 percent. Organic sales volumes rose 4 percent, driven by gains in bathroom tissue compared to a soft year-ago performance. Changes in product mix and currency exchange rates each benefited net sales by 1 percent. Net selling prices were down 2 percent in a continued difficult environment and lost sales from European strategic changes reduced net sales by 1 percent.

K-C Professional ("KCP") Segment
Sales volumes were down 1 percent and currency exchange rates were unfavorable 1 percent, while the combined impact of higher net selling prices and changes in product mix improved net sales by 1 percent. First quarter operating profit of $143 increased 14 percent, driven by cost savings.
Net sales in North America fell 1 percent, mostly due to lower volumes. Safety product volumes were down, including the impact of exiting certain lower-margin offerings, mostly offset by a low-single digit increase in washroom products.
Net sales increased 1 percent in KCI. Net selling prices rose 2 percent and sales volumes were up 1 percent, while currency rates were unfavorable by 2 percent.
Net sales in Europe decreased 2 percent. Organic sales volumes were down 2 percent, primarily due to declines in Southern Europe where economic conditions remain difficult, and lost sales in conjunction with pulp and tissue restructuring actions reduced sales volumes an additional 1 percent. The combined impact of changes in net selling prices and currency rates improved net sales by 1 percent.
Health Care Segment
Sales volumes were down 2 percent and currency rates were unfavorable 1 percent, while changes in product mix improved net sales 1 percent. First quarter operating profit of $44 decreased 17 percent. The decline was driven by higher manufacturing costs and increased Marketing, research and general expenses, partially offset by cost savings.
Surgical and infection prevention volumes were down low-single digits, as declines in exam gloves and surgical products were mostly offset by increased sales of face masks. Medical device volumes were even with year-ago levels.

European Strategic Changes
In October 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We are exiting the diaper category in that region, with the exception of the Italian market, and divesting or exiting some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes primarily affect our consumer businesses, with a modest impact on KCP. The impacted businesses generated annual net sales of approximately $500 and negligible operating profit.
Restructuring actions related to the strategic changes involve the sale or closure of five of our European manufacturing facilities and a streamlining of our administrative organization. In total, these actions will result in reducing our European workforce by approximately 1,300 to 1,500 positions.
The restructuring actions commenced in the fourth quarter of 2012 and are expected to be completed by December 31, 2014. The restructuring is expected to result in cumulative charges of approximately $300 to $350 after tax ($350 to $400 pre-tax) over that period. Cash costs related to severance and other expenses are expected to account for approximately 50 to 60 percent of the charges. Noncash charges will consist primarily of asset impairment charges and incremental depreciation.
During the three months ended March 31, 2013, $31 of pre-tax charges were recognized for the strategic changes, including $20 recorded in Cost of products sold and $11 recorded in Marketing, research and general expenses. A related benefit of $10 was recorded in Provision for income taxes. On a segment basis, $18, $8, and $5 of the charges were related to personal care, consumer tissue and KCP, respectively.
Cash payments of $13 related to the restructuring were made during the three months ended March 31, 2013.
For additional information on the European strategic changes, see Note 2 to the Consolidated Financial Statements.

Pulp and Tissue Restructuring Actions
In 2011 and 2012, we executed pulp and tissue restructuring actions in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. These actions involved the streamlining, sale or closure of six of our manufacturing facilities around the world. In conjunction with these actions, we exited certain non-strategic products, primarily non-branded offerings, and transferred some production to lower-cost facilities in order to improve overall profitability and returns. The actions were substantially complete at December 31, 2012, including the pending sale of one facility that is expected to close in the second quarter of 2013.
As a result of the restructuring activities, versus the 2010 baseline, we expect that by 2013 annual net sales will decrease by $250 to $300, and operating profit will increase by at least $75 in 2013 and at least $100 in 2014. Through March 31, 2013, we have recognized cumulative operating profit benefits of $65 from the restructuring actions.

During the three months ended March 31, 2012, charges of $35 were recorded in Cost of products sold for the restructuring actions. A related benefit of $11 was recorded in Provision for income taxes. On a segment basis, $32 and $3 of the charges were related to consumer tissue and KCP, respectively. On a geographic basis, $33 and $2 of the charges were recorded in North America and Australia, respectively.
For additional information on the pulp and tissue restructuring actions, see Note 3 to the Consolidated Financial Statements.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $607 compared to $585 in the prior year. The improvement was driven by earnings growth and a smaller increase in working capital versus last year, partially offset by higher tax payments.
Investing
During the first three months of 2013, our capital spending was $274 compared to $259 in the prior year. We anticipate that full year 2013 capital spending will be $1.0 billion to $1.1 billion.
Financing
At March 31, 2013, total debt and redeemable securities was $7.0 billion compared to $6.7 billion at December 31, 2012.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first three months of 2013, we repurchased 5.5 million shares of our common stock at a cost of $500 through a broker in the open market. In 2013, we plan to repurchase $1.0 billion to $1.2 billion of shares through open market purchases, subject to market conditions.
We maintain a $1.5 billion revolving credit facility, scheduled to expire in October 2016, as well as the option to increase this facility by an additional $500. This facility, currently unused, supports our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.

Our short-term debt as of March 31, 2013 was $692 (included in Debt payable within one year on the Consolidated Balance Sheet) and consisted of U.S. commercial paper with original maturities up to 90 days and other similar short-term debt issued by non-U.S. subsidiaries. The average month-end balance of short-term debt for the first quarter of 2013 was $695. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
We account for our operations in Venezuela using highly inflationary accounting. On February 13, 2013, the Venezuelan government announced a devaluation of the Central Bank of Venezuela ("Central Bank") regulated currency exchange system rate to 6.3 bolivars per U.S. dollar and the elimination of the SITME rate. As a result of the devaluation, we recorded a $26 after tax charge ($36 pre-tax) related to the remeasurement of the local currency-denominated balance sheet to the new exchange rate in the quarter ended March 31, 2013. Prior to devaluation, we used the Central Bank SITME rate of 5.4 bolivars per U.S. dollar to measure K-C Venezuela's bolivar-denominated transactions into U.S. dollars. The $36 pre-tax charge is reflected in the Consolidated Income Statement in Other (income) and expense, net. In the Consolidated Cash Flow Statement, this non-cash charge is included in Other in Cash Provided by Operations.

At March 31, 2013, K-C Venezuela had a bolivar-denominated net monetary asset position of $219 and our net investment in K-C Venezuela was approximately $350, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented less than 2 percent of Consolidated Net Sales for the three months ended March 31, 2013 and 2012.
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

Business Outlook
In 2013, we plan to continue to pursue targeted growth initiatives, with a particular emphasis on KCI, launch product innovations and support our brands and innovative product launches with increased strategic marketing spending. We expect to achieve cost savings, which should help us overcome moderate commodity cost inflation. We will continue to manage our company with financial discipline, including a focus on cash generation and shareholder-friendly capital allocation. We plan to continue our program of share repurchases, and have increased the amount of our regular quarterly dividend by 9 percent for 2013.

Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated costs, scope, timing and financial and other effects of the pulp and tissue restructuring actions and the Western and Central Europe strategic changes, cash flow and uses of cash, growth initiatives, marketing and other spending, raw material, energy and other input costs, anticipated currency rates and exchange risks, cost savings and reductions, contingencies and anticipated transactions of Kimberly-Clark, including share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 entitled "Risk Factors."

Item 4.	Controls and Procedures
As of March 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the first quarter of 2013 were made through a broker in the open market.
The following table contains information for shares repurchased during the first quarter of 2013. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2013)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	1,272,000	$86.48	17,535,411	32,464,589
February 1 to February 28	2,072,000	91.66	19,607,411	30,392,589
March 1 to March 31	2,111,000	94.72	21,718,411	28,281,589
Total	5,455,000

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
May 2, 2013

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