Form 10-Q
period 2013-06-30
KIMBERLY CLARK CORP
filed 2013-08-02
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 26, 2013, there were 383,041,123 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2013	2012	2013	2012
Net Sales	$5,267	$5,269	$10,585	$10,510
Cost of products sold	3,467	3,514	6,963	7,051
Gross Profit	1,800	1,755	3,622	3,459
Marketing, research and general expenses	1,012	1,019	2,039	2,015
Other (income) and expense, net	(8)	(18)	4	(10)
Operating Profit	796	754	1,579	1,454
Interest income	5	5	10	9
Interest expense	(71)	(71)	(138)	(142)
Income Before Income Taxes and Equity Interests	730	688	1,451	1,321
Provision for income taxes	(238)	(213)	(461)	(398)
Income Before Equity Interests	492	475	990	923
Share of net income of equity companies	55	43	108	82
Net Income	547	518	1,098	1,005
Net income attributable to noncontrolling interests	(21)	(20)	(41)	(39)
Net Income Attributable to Kimberly-Clark Corporation	$526	$498	$1,057	$966

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.37	$1.27	$2.74	$2.45
Diluted	$1.36	$1.26	$2.72	$2.43
Cash Dividends Declared	$0.81	$0.74	$1.62	$1.48
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2013	2012	2013	2012
Net Income	$547	$518	$1,098	$1,005
Other Comprehensive Income, Net of Tax
Unrealized currency translation adjustments	(423)	(269)	(591)	(8)
Employee postretirement benefits	36	(8)	89	8
Other	11	12	28	—
Total Other Comprehensive Income, Net of Tax	(376)	(265)	(474)	—
Comprehensive Income	171	253	624	1,005
Comprehensive income attributable to noncontrolling interests	(15)	(19)	(27)	(43)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$156	$234	$597	$962
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(Millions of dollars)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,160	$1,106
Accounts receivable, net	2,490	2,642
Inventories	2,327	2,348
Other current assets	754	493
Total Current Assets	6,731	6,589
Property, Plant and Equipment, Net	7,834	8,095
Investments in Equity Companies	429	355
Goodwill	3,200	3,337
Other Intangible Assets	224	246
Long-Term Note Receivable	395	395
Other Assets	701	856
TOTAL ASSETS	$19,514	$19,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,302	$1,115
Trade accounts payable	2,469	2,443
Accrued expenses	2,087	2,244
Dividends payable	312	289
Total Current Liabilities	6,170	6,091
Long-Term Debt	5,387	5,070
Noncurrent Employee Benefits	1,730	1,992
Other Liabilities	1,018	884
Redeemable Preferred and Common Securities of Subsidiaries	549	549
Stockholders' Equity
Kimberly-Clark Corporation	4,373	4,985
Noncontrolling interests	287	302
Total Stockholders' Equity	4,660	5,287
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,514	$19,873
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2013	2012
Operating Activities
Net income	$1,098	$1,005
Depreciation and amortization	433	432
Stock-based compensation	52	43
Deferred income taxes	70	174
Net (gains) losses on asset dispositions	5	17
Equity companies' earnings in excess of dividends paid	(66)	(45)
(Increase) decrease in operating working capital	(288)	(309)
Postretirement benefits	(148)	22
Other	27	(14)
Cash Provided by Operations	1,183	1,325
Investing Activities
Capital spending	(494)	(486)
Proceeds from dispositions of property	86	6
Proceeds from sales of investments	10	7
Investments in time deposits	—	(37)
Maturities of time deposits	20	43
Other	(13)	(5)
Cash Used for Investing	(391)	(472)
Financing Activities
Cash dividends paid	(602)	(567)
Change in short-term borrowings	(267)	268
Debt proceeds	886	309
Debt repayment	(40)	(421)
Cash paid on redeemable preferred securities of subsidiary	(14)	(14)
Proceeds from exercise of stock options	146	424
Acquisitions of common stock for the treasury	(794)	(651)
Other	8	14
Cash Used for Financing	(677)	(638)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(61)	15
Increase (Decrease) in Cash and Cash Equivalents	54	230
Cash and Cash Equivalents - Beginning of Period	1,106	764
Cash and Cash Equivalents - End of Period	$1,160	$994
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
Highly Inflationary Accounting for Venezuelan Operations
We account for our operations in Venezuela using highly inflationary accounting. On February 13, 2013, the Venezuelan government announced a devaluation of the Central Bank of Venezuela ("Central Bank") regulated currency exchange system rate to 6.3 bolivars per U.S. dollar and the elimination of the SITME rate. As a result of the devaluation, we recorded a $26 after tax charge ($36 pre-tax) related to the remeasurement of the local currency-denominated balance sheet to the new exchange rate in the quarter ended March 31, 2013. Prior to devaluation, we used the Central Bank SITME rate of 5.4 bolivars per U.S. dollar to measure K-C Venezuela's bolivar-denominated transactions into U.S. dollars. The $36 pre-tax charge is reflected in the Consolidated Income Statement in other (income) and expense, net for the six months ended June 30, 2013. In the Consolidated Cash Flow Statement, this non-cash charge is included in other in cash provided by operations.
At June 30, 2013, K-C Venezuela had a bolivar-denominated net monetary asset position of $244 and our net investment in K-C Venezuela was $375, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented less than 2 percent of consolidated net sales for the three and six month periods ended June 30, 2013 and 2012.

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

The following charges were incurred in connection with the European strategic changes:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Charges for workforce reductions	$1	$27
Asset write-offs	6	12
Incremental depreciation	6	15
Benefit from pension curtailment	(3)	(29)
Other exit costs	8	13
Cost of products sold	18	38
Charges for workforce reductions and other included in marketing, research and general expenses	4	15
Provision for income taxes	(1)	(11)
Net charges	$21	$42
See Note 9 for additional information on the charges by segment.
Through June 30, 2013, cumulative pre-tax charges for the strategic changes were $352 ($284 after tax), including cumulative pre-tax cash charges of $189. Cumulative pre-tax charges by segment were as follows: Personal Care - $242, Consumer Tissue - $81 and K-C Professional - $29.
The following summarizes the cash charges recorded and reconciles these charges to accrued expenses:

2013
Accrued expenses - January 1	$133
Charges for workforce reductions and other exit costs	55
Cash payments	(90)
Currency and other	(10)
Accrued expenses - June 30	$88

Note 3. Pulp and Tissue Restructuring Actions
In 2011 and 2012, we executed pulp and tissue restructuring actions in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. These actions involved the streamlining, sale or closure of six of our manufacturing facilities around the world. In conjunction with these actions, we exited certain non-strategic products, primarily non-branded offerings, and transferred some production to lower-cost facilities in order to improve overall profitability and returns. The actions were substantially complete at December 31, 2012.
During the three months ended June 30, 2012, charges of $18 and $1 were recorded in cost of products sold and marketing, research and general expenses, respectively, for the restructuring actions. A related benefit of $3 was recorded in provision for income taxes. On a geographic basis, $15, $3 and $1 of the charges were recorded in the United States, Australia and other countries, respectively.
During the six months ended June 30, 2012, charges of $53 and $1 were recorded in cost of products sold and marketing, research and general expenses, respectively, for the restructuring actions. A related benefit of $14 was recorded in provision for income taxes. On a geographic basis, $48, $5 and $1 of the charges were recorded in the United States, Australia and other countries, respectively.
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
During the six months ended June 30, 2013 and for the full year 2012, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Set forth below are the assets and liabilities that are measured on a recurring basis at fair value and the inputs used to develop those fair value measurements.

	June 30, 2013	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance (“COLI”)	$51	$—	$51	$—
Available-for-sale securities	19	19	—	—
Derivatives	55	—	55	—
Total	$125	$19	$106	$—
Liabilities
Derivatives	$93	$—	$93	$—

	December 31, 2012	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
COLI	$49	$—	$49	$—
Available-for-sale securities	17	17	—	—
Derivatives	61	—	61	—
Total	$127	$17	$110	$—
Liabilities
Derivatives	$63	$—	$63	$—
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

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2013		December 31, 2012
Assets
Cash and cash equivalents(a)	1	$1,160	$1,160	$1,106	$1,106
Time deposits(b)	1	198	198	224	224
Note receivable(c)	3	395	397	395	392
Liabilities and redeemable securities of subsidiaries
Short-term debt(d)	2	86	86	359	359
Monetization loan(c)	3	397	399	397	400
Long-term debt(e)	2	6,206	6,908	5,429	6,527
Redeemable preferred securities of subsidiary(c)	3	506	537	506	543
Redeemable common securities of subsidiary(f)	3	43	43	43	43

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

(f)	The fair value of the redeemable common securities of subsidiary was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 5. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Pension Benefits		Other Benefits
	Three Months Ended June 30
	2013	2012	2013	2012
Service cost	$13	$12	$4	$4
Interest cost	64	70	8	10
Expected return on plan assets	(83)	(82)	—	—
Recognized net actuarial loss	29	28	—	—
Curtailment (see Note 2)	(3)	—	—	—
Other	—	6	—	(1)
Net periodic benefit cost	$20	$34	$12	$13

	Pension Benefits		Other Benefits
	Six Months Ended June 30
	2013	2012	2013	2012
Service cost	$27	$24	$8	$8
Interest cost	128	140	16	19
Expected return on plan assets	(164)	(165)	—	—
Recognized net actuarial loss	63	55	—	—
Curtailment (see Note 2)	(29)	—	—	—
Other	(3)	17	—	(1)
Net periodic benefit cost	$22	$71	$24	$26
For the six months ended June 30, 2013 and 2012, we made cash contributions of $165 and $45, respectively, to our pension trusts. We expect to contribute approximately $200 to our defined benefit pension plans for the full year 2013.

Note 6. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2013	2012	2013	2012
Basic	384.7	393.6	386.0	393.7
Dilutive effect of stock options	1.6	1.8	1.7	1.9
Dilutive effect of restricted share and restricted share unit awards	1.5	1.1	1.5	1.2
Diluted	387.8	396.5	389.2	396.8
Outstanding options during the three and six month periods ended June 30, 2013 of 0.9 million and 0.5 million respectively, and during the three and six month periods ended June 30, 2012 of 0.9 million and 0.4 million, respectively, were not included in the computation of diluted EPS mainly because the exercise prices of the options were greater than the average market price of the common shares during the periods.
The number of common shares outstanding as of June 30, 2013 and 2012 was 383.4 million and 394.6 million, respectively.

Note 7. Stockholders' Equity
Set forth below is a reconciliation for the six months ended June 30, 2013 of the carrying amount of total stockholders' equity from the beginning of the period to the end of the period. In addition, the reconciliation displays the amount of net income allocable to redeemable securities of subsidiaries.

		Stockholders' Equity Attributable to
	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2012		$4,985	$302	$549
Comprehensive Income
Net Income	$1,098	1,057	25	16
Other comprehensive income, net of tax
Unrealized translation	(591)	(576)	(15)	—
Employee postretirement benefits	89	88	1	—
Other	28	28	—	—
Total Comprehensive Income	$624
Stock-based awards exercised or vested		145	—	—
Recognition of stock-based compensation		52	—	—
Income tax benefits on stock-based compensation		27	—	—
Shares repurchased		(812)	—	—
Dividends declared		(625)	(24)	—
Other		4	(2)	(2)
Return of redeemable securities of subsidiaries		—	—	(14)
Balance at June 30, 2013		$4,373	$287	$549
The change in net unrealized currency translation for the six months ended June 30, 2013 was due to a strengthening of the U.S. dollar against most foreign currencies.
In the six months ended June 30, 2013, we repurchased 8.5 million shares at a total cost of $800.
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

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2011	$(221)	$(1,578)		$(31)		$(36)
Other comprehensive income/(loss) before reclassifications	(11)	(29)		(6)		(4)
(Income)/loss reclassified from AOCI	—	43	(a)	(1)	(a)	4
Net current period other comprehensive income/(loss)	(11)	14		(7)		—
Balance as of June 30, 2012	$(232)	$(1,564)		$(38)		$(36)

Balance as of December 31, 2012	$(26)	$(1,928)		$(53)		$(52)
Other comprehensive income/(loss) before reclassifications	(576)	74		1		34
(Income)/loss reclassified from AOCI	—	16	(a)	(3)	(a)	(6)
Net current period other comprehensive income/(loss)	(576)	90		(2)		28
Balance as of June 30, 2013	$(602)	$(1,838)		$(55)		$(24)

(a)	Included in computation of net periodic pension and postretirement benefits costs (see Note 5).

Note 8. Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments. We enter into derivative instruments to hedge a portion of forecasted cash flows denominated in foreign currencies for non-U.S. operations' purchases of pulp, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominantly in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The foreign currency exposure on certain non-functional currency denominated monetary assets and liabilities, primarily intercompany loans and accounts payable, is hedged with primarily undesignated derivative instruments. Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. Interest rate swap contracts may be used to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt and are designated and qualify as fair value hedges. From time to time, we also hedge the anticipated issuance of fixed-rate debt, using forward-starting swaps or treasury locks, and these contracts are designated as cash flow hedges. We use derivative instruments, such as forward swap contracts, to hedge a limited portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months. Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At June 30, 2013, we had in place net investment hedges of $110 for a portion of our investment in our Mexican affiliate.
Set forth below is a summary of the total designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Foreign currency exchange contracts	$35	$52	$91	$17
Interest rate contracts	19	7	1	43
Commodity price contracts	1	2	1	3
Total	$55	$61	$93	$63
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

The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At June 30, 2013, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $550. Fair value hedges resulted in no significant ineffectiveness in the six months ended June 30, 2013 and 2012. For the six month periods ended June 30, 2013 and 2012, gains or losses recognized in interest expense for interest rate swaps were not significant. For the six month periods ended June 30, 2013 and 2012, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of June 30, 2013, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2013 and future periods. As of June 30, 2013, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $950 and $200, respectively. Cash flow hedges resulted in no significant ineffectiveness for the six months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2013, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at June 30, 2013 is August 2015.
Undesignated foreign exchange hedging instrument gains or losses are immediately recognized in other (income) and expense, net. Losses of $86 and $41 were recorded in the three month periods ended June 30, 2013 and 2012, respectively. Losses of $142 and an immaterial gain were recorded in the six month periods ended June 30, 2013 and 2012, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At June 30, 2013, the notional amount of these undesignated derivative instruments was $3 billion.

Note 9. Description of Business Segments
We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care, Consumer Tissue, KCP and Health Care. The reportable segments were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with the business segments, including the charges related to the European strategic changes and the pulp and tissue restructuring actions described in Notes 2 and 3, respectively.
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

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change
NET SALES
Personal Care	$2,390	$2,415	-1.0%	$4,787	$4,782	+0.1%
Consumer Tissue	1,625	1,588	+2.3%	3,343	3,247	+3.0%
K-C Professional	841	839	+0.2%	1,634	1,636	-0.1%
Health Care	401	411	-2.4%	798	816	-2.2%
Corporate & Other	10	16	N.M.	23	29	N.M.
TOTAL NET SALES	$5,267	$5,269	—	$10,585	$10,510	+0.7%

OPERATING PROFIT
Personal Care	$432	$406	+6.4%	$873	$805	+8.4%
Consumer Tissue	220	219	+0.5%	480	436	+10.1%
K-C Professional	161	138	+16.7%	304	263	+15.6%
Health Care	54	56	-3.6%	98	109	-10.1%
Corporate & Other(a)	(79)	(83)	N.M.	(172)	(169)	N.M.
Other (income) and expense, net	(8)	(18)	-55.6%	4	(10)	N.M.
TOTAL OPERATING PROFIT	$796	$754	+5.6%	$1,579	$1,454	+8.6%
N.M. - not meaningful

(a)	Corporate & Other includes the following charges:

	European Strategic Changes		Pulp & Tissue Restructuring Actions
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Personal Care	$11	$29	$—	$—
Consumer Tissue	7	15	17	49
K-C Professional	4	9	2	5
Total	$22	$53	$19	$54

Note 10. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2013			December 31, 2012
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
At the lower of cost, determined on the FIFO or weighted-average cost methods, or market
Raw materials	$147	$327	$474	$148	$346	$494
Work in process	210	113	323	194	135	329
Finished goods	690	762	1,452	656	786	1,442
Supplies and other	—	314	314	—	314	314
	1,047	1,516	2,563	998	1,581	2,579
Excess of FIFO or weighted-average cost over LIFO cost	(236)	—	(236)	(231)	—	(231)
Total	$811	$1,516	$2,327	$767	$1,581	$2,348
We use the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2013	December 31, 2012
Land	$195	$199
Buildings	2,751	2,732
Machinery and equipment	14,001	13,993
Construction in progress	533	732
	17,480	17,656
Less accumulated depreciation	(9,646)	(9,561)
Total	$7,834	$8,095

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Second Quarter 2013 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook

Overview of Second Quarter 2013 Results

•	Net sales were even with the year-ago period as increases in net selling prices were offset by unfavorable currency effects.

•	Both operating profit and net income attributable to Kimberly-Clark Corporation increased 6 percent.

•	Net income includes $21 in charges for European strategic changes. The prior year results include $16 in charges for pulp and tissue restructuring actions.

Results of Operations and Related Information
This section presents a discussion and analysis of our second quarter of 2013 net sales, operating profit and other information relevant to an understanding of the results of operations.

Results By Business Segment

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change
NET SALES
Personal Care	$2,390	$2,415	-1.0%	$4,787	$4,782	+0.1%
Consumer Tissue	1,625	1,588	+2.3%	3,343	3,247	+3.0%
K-C Professional	841	839	+0.2%	1,634	1,636	-0.1%
Health Care	401	411	-2.4%	798	816	-2.2%
Corporate & Other	10	16	N.M.	23	29	N.M.
TOTAL NET SALES	$5,267	$5,269	—	$10,585	$10,510	+0.7%

OPERATING PROFIT
Personal Care	$432	$406	+6.4%	$873	$805	+8.4%
Consumer Tissue	220	219	+0.5%	480	436	+10.1%
K-C Professional	161	138	+16.7%	304	263	+15.6%
Health Care	54	56	-3.6%	98	109	-10.1%
Corporate & Other(a)	(79)	(83)	N.M.	(172)	(169)	N.M.
Other (income) and expense, net	(8)	(18)	-55.6%	4	(10)	N.M.
TOTAL OPERATING PROFIT	$796	$754	+5.6%	$1,579	$1,454	+8.6%

Results By Geography

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change
NET SALES
North America	$2,677	$2,718	-1.5%	$5,377	$5,397	-0.4%
Outside North America	2,775	2,757	+0.7%	5,582	5,515	+1.2%
Intergeographic sales	(185)	(206)	N.M.	(374)	(402)	N.M.
TOTAL NET SALES	$5,267	$5,269	—	$10,585	$10,510	+0.7%

OPERATING PROFIT
North America	$535	$498	+7.4%	$1,088	$977	+11.4%
Outside North America	332	321	+3.4%	667	636	+4.9%
Corporate & Other(a)	(79)	(83)	N.M.	(172)	(169)	N.M.
Other (income) and expense, net	(8)	(18)	-55.6%	4	(10)	N.M.
TOTAL OPERATING PROFIT	$796	$754	+5.6%	$1,579	$1,454	+8.6%

(a)
For the three and six months ended June 30, 2013, Corporate & Other includes charges related to the European strategic changes of $22 and $53, respectively. For the three and six months ended June 30, 2012, Corporate & Other includes charges related to the pulp and tissue restructuring actions of $19 and $54, respectively.

Percentage Change 2013 Versus 2012

NET SALES		Changes Due To
Second Quarter	Total	Organic Volume	Restructuring Impact(a)	Net Price	Mix/Other(b)	Currency
Consolidated	—	2	(2)	1	—	(1)
Personal Care	(1.0)	3	(3)	—	—	(1)
Consumer Tissue	2.3	3	(1)	1	—	(1)
K-C Professional	0.2	—	(1)	2	—	(1)
Health Care	(2.4)	(1)	—	—	—	(1)

Year-to-Date
Consolidated	0.7	2	(1)	1	—	(1)
Personal Care	0.1	3	(2)	1	(1)	(1)
Consumer Tissue	3.0	3	(1)	1	1	(1)
K-C Professional	(0.1)	—	(1)	1	1	(1)
Health Care	(2.2)	(2)	—	—	1	(1)

(a)	Lost sales related to the European strategic changes and pulp and tissue restructuring actions.

(b)	Mix/Other includes rounding.

OPERATING PROFIT		Changes Due To
Second Quarter	Total	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)
Consolidated	5.6	3	6	(4)	11	(2)	(8)
Personal Care	6.4	3	3	(2)	13	(2)	(9)
Consumer Tissue	0.5	5	9	(12)	3	(1)	(4)
K-C Professional	16.7	(1)	10	(3)	14	(3)	—
Health Care	(3.6)	1	1	21	5	(2)	(30)

Year-to-Date
Consolidated	8.6	3	6	(4)	11	(2)	(5)
Personal Care	8.4	2	4	(2)	12	(2)	(6)
Consumer Tissue	10.1	7	10	(12)	5	(1)	1
K-C Professional	15.6	—	6	(3)	13	(2)	2
Health Care	(10.1)	(1)	—	14	7	(1)	(29)

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)
Other includes the impact of changes in marketing, research and general expenses and manufacturing costs not separately listed in the table. In addition, consolidated includes the impact of the charges in 2013 related to the European strategic changes, and in 2012 related to the pulp and tissue restructuring actions. Year-to-date also includes the impact of the February 2013 devaluation of the Venezuelan bolivar.

Commentary - Second Quarter of 2013 Compared to Second Quarter of 2012
Consolidated
Net sales of $5.3 billion in the second quarter of 2013 were even with the year-ago period with increased organic sales volumes of 2 percent and higher net selling prices of 1 percent. Lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced net sales by 2 percent and foreign currency exchange rates were unfavorable by 1 percent.
Operating profit was $796 in the second quarter of 2013, up 6 percent from $754 in 2012. The increase in operating profit included $80 in cost savings from the company's FORCE (Focused On Reducing Costs Everywhere) program. Input costs were $30 higher overall versus 2012, with $15 of higher fiber costs, a $10 increase in energy and $5 of higher distribution costs. Foreign currency translation effects, as a result of the weakening of several currencies relative to the U.S. dollar, reduced operating profit by $15. Currency transaction effects also negatively impacted the operating profit comparison. Current year operating profit includes $22 of restructuring costs for the European strategic changes, and prior year operating profit includes costs of $19 for the pulp and tissue restructuring actions.
Other (income) and expense, net was $8 of income in 2013 and $18 of income in 2012. The change was driven by the resolution of a legal matter in the prior year.
The second quarter effective tax rate was 32.6 percent in 2013 compared to 31.0 percent in 2012. The lower rate in 2012 was driven primarily by favorable activities with tax authorities.
Kimberly-Clark's share of net income of equity companies in the second quarter of 2013 was $55 compared to $43 in 2012. At Kimberly-Clark de Mexico, S.A.B. de C.V., results benefited from sales growth, increased operating profit margin and a stronger Mexican peso versus the U.S. dollar.

Personal Care Segment
Net sales of $2.4 billion decreased 1 percent. Lost sales as a result of European strategic changes reduced net sales by 3 percent and currency rates were unfavorable by 1 percent, while organic sales volumes rose 3 percent. Second quarter operating profit of $432 increased 6 percent. The comparison benefited from organic volume growth and cost savings, partially offset by input cost inflation and unfavorable currency rates.
Net sales in North America were down 3 percent, as volumes and product mix each decreased more than 1 percent. Feminine care volumes fell high-single digits compared to strong growth in the year-ago period. Child care volumes decreased mid-single digits, including lower shipments for Huggies Little Swimmers swim pants. Volumes for non-branded personal care offerings were also below year-ago levels. Adult care volumes increased mid-single digits, with benefits from product innovation and market share gains on the Depend brand. Huggies baby wipe volumes increased low-single digits, while Huggies diaper volumes were similar to the prior year.

Net sales increased 5 percent in K-C International ("KCI"), despite a 3 percent negative impact from changes in currency rates. Sales volumes were up 6 percent and net selling prices and product mix each added 1 percent of growth. Volumes increased significantly in China, Russia, Vietnam and throughout most of Latin America, including Brazil, but declined in Venezuela.
Net sales in Europe decreased 29 percent, including a 36 percent negative impact from lost sales in conjunction with European strategic changes and a 1 percent decrease from currency rates. Organic sales volumes rose 8 percent, driven by growth in non-branded offerings, Huggies baby wipes and child care products.

Consumer Tissue Segment
Net sales of $1.6 billion increased 2 percent. Organic sales volumes improved 3 percent and net selling prices were up 1 percent. Lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced sales volumes by 1 percent and currency rates were unfavorable by 1 percent. Second quarter operating profit of $220 was essentially even with the prior year. The comparison benefited from net sales growth and higher production volumes in 2013, offset by input cost inflation and other manufacturing cost increases.
Net sales in North America were up 3 percent. Sales volumes increased 2 percent, driven by growth in Cottonelle bathroom tissue. Net selling prices increased 2 percent, including benefits from sheet count reductions accompanying product innovation launched late in the quarter on Kleenex facial tissue and Cottonelle bathroom tissue.
Net sales increased 8 percent in KCI, despite a 3 percent negative impact from changes in currency rates. Sales volumes increased 7 percent and net selling prices and product mix each improved 2 percent. The growth in volume, price and mix was driven by increases in Latin America, including Venezuela, and the Middle East/Eastern Europe/Africa region.
Net sales in Europe decreased 8 percent. Lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced sales volumes by 4 percent and currency rates were unfavorable by 2 percent. Organic sales volumes decreased 2 percent, driven by declines in bathroom tissue.
K-C Professional ("KCP") Segment
Net sales of $0.8 billion were even with the year-ago level. Net selling prices increased 2 percent. Lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced sales volumes by 1 percent and currency rates were unfavorable by 1 percent. Second quarter operating profit of $161 increased 17 percent, driven by higher net selling prices and cost savings.
Net sales in North America fell 1 percent. Sales volumes decreased 3 percent, mostly due to lower sales of washroom products and the exit of certain lower-margin safety product offerings. Higher net selling prices and changes in product mix combined to add 2 percent of growth.
Net sales increased 5 percent in KCI, despite a 3 percent decrease from unfavorable currency rates. Sales volumes rose 5 percent and net selling prices improved 3 percent. The growth in sales volumes and net selling prices included a double-digit increase in Latin America.
Net sales in Europe decreased 3 percent. Lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced net sales by 3 percent and currency rates were unfavorable by 1 percent. Organic sales volumes decreased 1 percent, including declines in Southern Europe where economic conditions remain difficult. Changes in net selling prices and product mix each added 1 percent of growth.
Health Care Segment
Net sales of $0.4 billion decreased 2 percent. Sales volumes decreased 1 percent and currency rates were unfavorable 1 percent. Second quarter operating profit of $54 decreased 4 percent. The decline was driven by increased marketing, research and general expenses and higher manufacturing costs, mostly offset by input cost deflation.
Surgical and infection prevention volumes were down low-single digits, primarily due to declines in exam gloves. Medical device volumes were up slightly compared to double-digit growth in the year-ago period.

Commentary - First Six Months of 2013 Compared to First Six Months of 2012
For the first six months of 2013, net sales of $10.6 billion increased 1 percent with higher organic sales volumes of 2 percent and increased net selling prices of 1 percent. Changes in foreign currency rates decreased net sales by 1 percent and lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced net sales by 1 percent.

Year-to-date operating profit of $1,579 increased 9 percent compared to $1,454 in 2012. The increase in operating profit included benefits from net sales growth and FORCE cost savings of $165. In addition, higher production volumes positively affected the operating profit comparison by $25. Input costs were $65 higher overall in 2013 versus 2012. Marketing, research and general expenses also increased versus the year-ago period, driven by higher administrative costs. Foreign currency translation effects reduced operating profit by $25. Currency transaction effects also negatively impacted the operating profit comparison. Current year operating profit includes $53 of restructuring costs for the European strategic changes, compared to prior year costs of $54 for the pulp and tissue restructuring actions.
Other (income) and expense, net was $4 of expense in the first half of 2013 and $10 of income in the prior year. The year-on-year comparison was negatively impacted by the balance sheet remeasurement charge of $36 due to the February 2013 devaluation of the Venezuelan bolivar, partially offset by gains on the sales of some non-core assets in the current year. The favorable resolution of a legal matter in the prior year also impacted the comparison.
Through six months, diluted net income per share was $2.72 in 2013 and $2.43 in 2012. The increase in earnings per share was primarily due to higher operating profit, increased equity income and a lower share count, partially offset by a higher effective tax rate.

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
During the three months ended June 30, 2013, $22 of pre-tax charges were recognized for the strategic changes, including $18 recorded in cost of products sold and $4 recorded in marketing, research and general expenses. A related benefit of $1 was recorded in provision for income taxes. On a segment basis, $11, $7, and $4 of the charges were related to personal care, consumer tissue and KCP, respectively.
During the six months ended June 30, 2013, $53 of pre-tax charges were recognized for the strategic changes, including $38 recorded in cost of products sold and $15 recorded in marketing, research and general expenses. A related benefit of $11 was recorded in provision for income taxes. On a segment basis, $29, $15, and $9 of the charges were related to personal care, consumer tissue and KCP, respectively. Cash payments of $90 related to the restructuring were made during the six months ended June 30, 2013.
For additional information on the European strategic changes, see Note 2 to the Consolidated Financial Statements.

Pulp and Tissue Restructuring Actions
In 2011 and 2012, we executed pulp and tissue restructuring actions in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. These actions involved the streamlining, sale or closure of six of our manufacturing facilities around the world. In conjunction with these actions, we exited certain non-strategic products, primarily non-branded offerings, and transferred some production to lower-cost facilities in order to improve overall profitability and returns. The actions were substantially complete at December 31, 2012.
As a result of the restructuring activities, versus the 2010 baseline, we expect that by 2013 annual net sales will decrease by $250 to $300, and operating profit will increase by at least $75 in 2013 and at least $100 in 2014. Through June 30, 2013, we have recognized cumulative operating profit benefits of $65 from the restructuring actions.

During the three months ended June 30, 2012, charges of $18 and $1 were recorded in cost of products sold and marketing, research and general expenses, respectively, for the restructuring actions. A related benefit of $3 was recorded in provision for income taxes. On a segment basis, $17 and $2 of the charges were related to consumer tissue and KCP, respectively. On a geographic basis, $15, $3 and $1 of the charges were recorded in the United States, Australia and other countries, respectively.
During the six months ended June 30, 2012, charges of $53 and $1 were recorded in cost of products sold and marketing, research and general expenses, respectively, for the restructuring actions. A related benefit of $14 was recorded in provision for income taxes. On a segment basis, $49 and $5 of the charges were related to consumer tissue and KCP, respectively. On a geographic basis, $48, $5 and $1 of the charges were recorded in the United States, Australia and other countries, respectively.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $1.2 billion compared to $1.3 billion in the prior year. The decrease was driven by higher tax payments and pension contributions versus last year.
Investing
During the first six months of 2013, our capital spending was $494 compared to $486 in the prior year. We anticipate that full year 2013 capital spending will be $1.0 billion to $1.1 billion.
Financing
At June 30, 2013, total debt and redeemable securities was $7.2 billion compared to $6.7 billion at December 31, 2012.
On May 23, 2013, we issued $250 aggregate principal amount of floating rate notes due May 15, 2016, $350 aggregate principal amount of 2.4% notes due June 1, 2023, and $250 aggregate principal amount of 3.7% notes due June 1, 2043. Proceeds from the offering will be used to repay our $500 aggregate principal amount of 5.0% notes due August 15, 2013, to fund investment in our business and for general corporate purposes.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first six months of 2013, we repurchased 8.5 million shares of our common stock at a cost of $800 through a broker in the open market. In 2013, we plan to repurchase $1.2 billion of shares through open market purchases, subject to market conditions.
We maintain a $1.5 billion revolving credit facility, scheduled to expire in October 2016, as well as the option to increase this facility by an additional $500. This facility, currently unused, supports our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.

Our short-term debt as of June 30, 2013 was $86 (included in debt payable within one year on the Consolidated Balance Sheet) and consisted of U.S. commercial paper with original maturities up to 90 days and other similar short-term debt issued by non-U.S. subsidiaries. The average month-end balance of short-term debt for the second quarter of 2013 was $421. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
We account for our operations in Venezuela using highly inflationary accounting. On February 13, 2013, the Venezuelan government announced a devaluation of the Central Bank of Venezuela ("Central Bank") regulated currency exchange system rate to 6.3 bolivars per U.S. dollar and the elimination of the SITME rate. As a result of the devaluation, we recorded a $26 after tax charge ($36 pre-tax) related to the remeasurement of the local currency-denominated balance sheet to the new exchange rate in the quarter ended March 31, 2013. Prior to devaluation, we used the Central Bank SITME rate of 5.4 bolivars per U.S. dollar to measure K-C Venezuela's bolivar-denominated transactions into U.S. dollars. The $36 pre-tax charge is reflected in the Consolidated Income Statement in other (income) and expense, net for the six months ended June 30, 2013. In the Consolidated Cash Flow Statement, this non-cash charge is included in other in cash provided by operations.

At June 30, 2013, K-C Venezuela had a bolivar-denominated net monetary asset position of $244 and our net investment in K-C Venezuela was $375, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented less than 2 percent of Consolidated Net Sales for the three and six month periods ended June 30, 2013 and 2012.
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

Business Outlook
We plan to continue to execute our Global Business Plan strategies for our long-term success.  In 2013, we expect to remain focused on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation.  We continue to expect full-year growth in organic volume, price and mix in the 3 to 5 percent target range, led by KCI.  We expect to achieve increased cost savings, which we expect will help offset anticipated unfavorable currency rates and moderate commodity cost inflation.  We plan to support our product innovations and targeted growth initiatives with effective marketing campaigns. Although the macro environment has recently become more volatile, we remain optimistic about our opportunities and we continue to focus on executing our initiatives well.

Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated costs, scope, timing and financial and other effects of the pulp and tissue restructuring actions and the Western and Central Europe strategic changes, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, cost savings and reductions, net sales, anticipated currency rates and exchange risks, raw material, energy and other input costs, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
As of June 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
In January 2013, our subsidiary in Thailand was notified by the Thailand Department of Industrial Works that it was being reviewed for its alleged use of a non-certified waste disposal company.  Our Thai subsidiary has since replaced the disposal company, and this matter was resolved on June 25, 2013 with the Department of Industrial Works with a one-time payment of approximately $0.2 paid by our Thai subsidiary in July 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the second quarter of 2013 were made through a broker in the open market.
The following table contains information for shares repurchased during the second quarter of 2013. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2013)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	651,000	$101.39	22,369,411	27,630,589
May 1 to May 31	845,000	102.77	23,214,411	26,785,589
June 1 to June 30	1,518,000	96.91	24,732,411	25,267,589
Total	3,014,000

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
August 2, 2013

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