Form 10-Q
period 2013-09-30
KIMBERLY CLARK CORP
filed 2013-11-01
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 25, 2013, there were 381,638,993 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2013	2012	2013	2012
Net Sales	$5,262	$5,246	$15,847	$15,756
Cost of products sold	3,457	3,480	10,420	10,531
Gross Profit	1,805	1,766	5,427	5,225
Marketing, research and general expenses	990	988	3,029	3,003
Other (income) and expense, net	8	(5)	12	(15)
Operating Profit	807	783	2,386	2,237
Interest income	6	4	16	13
Interest expense	(73)	(70)	(211)	(212)
Income Before Income Taxes and Equity Interests	740	717	2,191	2,038
Provision for income taxes	(224)	(223)	(685)	(621)
Income Before Equity Interests	516	494	1,506	1,417
Share of net income of equity companies	49	43	157	125
Net Income	565	537	1,663	1,542
Net income attributable to noncontrolling interests	(19)	(20)	(60)	(59)
Net Income Attributable to Kimberly-Clark Corporation	$546	$517	$1,603	$1,483

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.43	$1.31	$4.16	$3.77
Diluted	$1.42	$1.30	$4.13	$3.73
Cash Dividends Declared	$0.81	$0.74	$2.43	$2.22
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2013	2012	2013	2012
Net Income	$565	$537	$1,663	$1,542
Other Comprehensive Income, Net of Tax
Unrealized currency translation adjustments	204	141	(387)	133
Employee postretirement benefits	(5)	(54)	84	(46)
Other	(19)	(10)	9	(10)
Total Other Comprehensive Income, Net of Tax	180	77	(294)	77
Comprehensive Income	745	614	1,369	1,619
Comprehensive income attributable to noncontrolling interests	(32)	(27)	(59)	(70)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$713	$587	$1,310	$1,549
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(Millions of dollars)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,179	$1,106
Accounts receivable, net	2,502	2,642
Note receivable	396	—
Inventories	2,245	2,348
Other current assets	572	493
Total Current Assets	6,894	6,589
Property, Plant and Equipment, Net	7,871	8,095
Investments in Equity Companies	429	355
Goodwill	3,223	3,337
Other Intangible Assets	257	246
Long-Term Note Receivable	—	395
Other Assets	690	856
TOTAL ASSETS	$19,364	$19,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,087	$1,115
Trade accounts payable	2,360	2,443
Accrued expenses	2,023	2,244
Dividends payable	310	289
Total Current Liabilities	5,780	6,091
Long-Term Debt	5,388	5,070
Noncurrent Employee Benefits	1,725	1,992
Other Liabilities	946	884
Redeemable Preferred and Common Securities of Subsidiaries	549	549
Stockholders' Equity
Kimberly-Clark Corporation	4,667	4,985
Noncontrolling interests	309	302
Total Stockholders' Equity	4,976	5,287
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,364	$19,873
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2013	2012
Operating Activities
Net income	$1,663	$1,542
Depreciation and amortization	641	642
Asset impairments	42	—
Stock-based compensation	73	57
Deferred income taxes	128	320
Net (gains) losses on asset dispositions	—	15
Equity companies' earnings in excess of dividends paid	(75)	(53)
(Increase) decrease in operating working capital	(259)	(335)
Postretirement benefits	(135)	(11)
Other	17	(8)
Cash Provided by Operations	2,095	2,169
Investing Activities
Capital spending	(697)	(763)
Acquisitions of businesses	(32)	(5)
Proceeds from dispositions of property	113	6
Proceeds from sales of investments	16	14
Investments in time deposits	(46)	(61)
Maturities of time deposits	66	78
Other	(10)	2
Cash Used for Investing	(590)	(729)
Financing Activities
Cash dividends paid	(913)	(859)
Change in short-term borrowings	22	464
Debt proceeds	889	315
Debt repayments	(542)	(471)
Cash paid on redeemable preferred securities of subsidiary	(21)	(21)
Proceeds from exercise of stock options	164	523
Acquisitions of common stock for the treasury	(959)	(962)
Other	7	25
Cash Used for Financing	(1,353)	(986)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(79)	31
Increase (Decrease) in Cash and Cash Equivalents	73	485
Cash and Cash Equivalents - Beginning of Year	1,106	764
Cash and Cash Equivalents - End of Period	$1,179	$1,249
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
Annual Goodwill Impairment Test
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. During the third quarter of 2013, we changed the measurement date of our annual goodwill impairment test from the beginning of the fourth quarter to the beginning of the third quarter. This change did not result in the delay, acceleration or avoidance of an impairment charge. We believe this timing is preferable as it better aligns the goodwill impairment test with our strategic business planning process, which is a key component of the goodwill impairment test. The change was applied prospectively, as retrospective application would have been impractical because we are unable to objectively select assumptions that would have been used in previous periods without the benefit of hindsight. We have completed the required annual testing of goodwill for impairment for all reporting units and have determined that goodwill is not impaired.
Highly Inflationary Accounting for Venezuelan Operations
We account for our operations in Venezuela using highly inflationary accounting. On February 13, 2013, the Venezuelan government announced a devaluation of the Central Bank of Venezuela ("Central Bank") regulated currency exchange system rate to 6.3 bolivars per U.S. dollar and the elimination of the SITME rate. As a result of the devaluation, we recorded a $26 after tax charge ($36 pre-tax) related to the remeasurement of the local currency-denominated balance sheet to the new exchange rate in the quarter ended March 31, 2013. Prior to devaluation, we used the Central Bank SITME rate of 5.4 bolivars per U.S. dollar to measure K-C Venezuela's bolivar-denominated transactions into U.S. dollars. The $36 pre-tax charge is reflected in the Consolidated Income Statement in other (income) and expense, net for the nine months ended September 30, 2013. In the Consolidated Cash Flow Statement, this non-cash charge is included in other in cash provided by operations.
At September 30, 2013, K-C Venezuela had a bolivar-denominated net monetary asset position of $285 and our net investment in K-C Venezuela was $414, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented approximately 2 percent of consolidated net sales for the three and nine month periods ended September 30, 2013 and 2012.

Note 2. European Strategic Changes
In October 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We have exited the diaper category in that region, with the exception of the Italian market, and divested or exited some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes primarily affect our consumer businesses, with a modest impact on K-C Professional ("KCP"). The restructuring actions commenced in the fourth quarter of 2012 and are expected to be completed by December 31, 2014. Restructuring actions related to the strategic changes involve the sale or closure of five of our European manufacturing facilities and streamlining our administrative organization.

The following charges were incurred in connection with the European strategic changes:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Asset impairments	$22	$22
Charges for workforce reductions	(23)	4
Asset write-offs	1	13
Incremental depreciation	3	18
Benefit from pension curtailment	(1)	(30)
Other exit costs	4	17
Cost of products sold	6	44
Charges for workforce reductions and other included in marketing, research and general expenses and other (income) and expense, net	8	23
Provision for income taxes	(4)	(15)
Net charges	$10	$52
See Note 9 for the charges by segment.
Through September 30, 2013, cumulative pre-tax charges for the strategic changes were $366 ($294 after tax), including cumulative pre-tax cash charges of $187. Cumulative pre-tax charges by segment were as follows: Personal Care - $243, Consumer Tissue - $88 and K-C Professional - $32.
The following summarizes the cash charges recorded and reconciles these charges to accrued expenses:

2013
Accrued expenses - January 1	$133
Charges for workforce reductions and other costs	53
Cash payments	(132)
Currency and other	(9)
Accrued expenses - September 30	$45

Note 3. Pulp and Tissue Restructuring Actions
In 2011 and 2012, we executed pulp and tissue restructuring actions in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. These actions involved the streamlining, sale or closure of seven of our manufacturing facilities around the world. In conjunction with these actions, we exited certain non-strategic products, primarily non-branded offerings, and transferred some production to lower-cost facilities in order to improve overall profitability and returns. The actions were substantially complete at December 31, 2012.
During the three months ended September 30, 2012, charges of $30 and $1 were recorded in cost of products sold and marketing, research and general expenses, respectively, for the restructuring actions. A related benefit of $15 was recorded in provision for income taxes. On a geographic basis, charges of $10 and $22 and a credit of $1 were recorded in the United States, Australia and other countries, respectively.
During the nine months ended September 30, 2012, charges of $83 and $2 were recorded in cost of products sold and marketing, research and general expenses, respectively, for the restructuring actions. A related benefit of $29 was recorded in provision for income taxes. On a geographic basis, $58 and $27 of the charges were recorded in the United States and Australia, respectively.
See Note 9 for the charges by segment.

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
During the nine months ended September 30, 2013 and for the full year 2012, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Set forth below are the assets and liabilities that are measured on a recurring basis at fair value and the inputs used to develop those fair value measurements.

	September 30, 2013	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance (“COLI”)	$53	$—	$53	$—
Available-for-sale securities	20	20	—	—
Derivatives	69	—	69	—
Total	$142	$20	$122	$—
Liabilities
Derivatives	$57	$—	$57	$—

	December 31, 2012	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
COLI	$49	$—	$49	$—
Available-for-sale securities	17	17	—	—
Derivatives	61	—	61	—
Total	$127	$17	$110	$—
Liabilities
Derivatives	$63	$—	$63	$—
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

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		September 30, 2013		December 31, 2012
Assets
Cash and cash equivalents(a)	1	$1,179	$1,179	$1,106	$1,106
Time deposits(b)	1	202	202	224	224
Note receivable(c)	3	396	397	395	392
Liabilities and redeemable securities of subsidiaries
Short-term debt(d)	2	374	374	359	359
Monetization loan(c)	3	397	398	397	400
Long-term debt(e)	2	5,704	6,361	5,429	6,527
Redeemable preferred securities of subsidiary(c)	3	506	532	506	543
Redeemable common securities of subsidiary(f)	3	43	43	43	43

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

(f)	The fair value of the redeemable common securities of subsidiary was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 5. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Pension Benefits		Other Benefits
	Three Months Ended September 30
	2013	2012	2013	2012
Service cost	$13	$10	$4	$3
Interest cost	63	69	9	9
Expected return on plan assets	(82)	(82)	—	—
Recognized net actuarial loss	28	27	2	—
Curtailment (see Note 2)	(1)	—	—	—
Other	2	3	—	1
Net periodic benefit cost	$23	$27	$15	$13

	Pension Benefits		Other Benefits
	Nine Months Ended September 30
	2013	2012	2013	2012
Service cost	$40	$34	$12	$11
Interest cost	191	209	25	28
Expected return on plan assets	(246)	(247)	—	—
Recognized net actuarial loss	91	82	2	—
Curtailment (see Note 2)	(30)	—	—	—
Other	(1)	20	—	—
Net periodic benefit cost	$45	$98	$39	$39
For the nine months ended September 30, 2013 and 2012, we made cash contributions of $175 and $95, respectively, to our pension trusts. We expect to contribute approximately $200 to our defined benefit pension plans for the full year 2013.

Note 6. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2013	2012	2013	2012
Basic	382.8	393.9	384.9	393.8
Dilutive effect of stock options	1.4	1.7	1.6	1.9
Dilutive effect of restricted share and restricted share unit awards	1.6	1.1	1.5	1.4
Diluted	385.8	396.7	388.0	397.1
Outstanding options during the three and nine month periods ended September 30, 2013 of 1.8 million and 0.9 million, respectively, were not included in the computation of diluted EPS mainly because the exercise prices of the options were greater than the average market price of the common shares during the periods. There were no significant outstanding options excluded from the computation of diluted EPS during the three and nine month periods ended September 30, 2012.
The number of common shares outstanding as of September 30, 2013 and 2012 was 382.1 million and 392.3 million, respectively.

Note 7. Stockholders' Equity
Set forth below is a reconciliation for the nine months ended September 30, 2013 of the carrying amount of total stockholders' equity from the beginning of the period to the end of the period. In addition, the reconciliation displays the amount of net income allocable to redeemable securities of subsidiaries.

		Stockholders' Equity Attributable to
	Comprehensive Income	The Corporation	Noncontrolling Interests	Redeemable Securities of Subsidiaries
Balance at December 31, 2012		$4,985	$302	$549
Comprehensive Income
Net Income	$1,663	1,603	37	23
Other comprehensive income, net of tax
Unrealized translation	(387)	(386)	(1)	—
Employee postretirement benefits	84	84	—	—
Other	9	9	—	—
Total Comprehensive Income	$1,369
Stock-based awards exercised or vested		163	—	—
Recognition of stock-based compensation		73	—	—
Income tax benefits on stock-based compensation		30	—	—
Shares repurchased		(963)	—	—
Dividends declared		(934)	(27)	—
Other		3	(1)	(2)
Return of redeemable securities of subsidiaries		—	(1)	(21)
Balance at September 30, 2013		$4,667	$309	$549
In the nine months ended September 30, 2013, we repurchased 10.0 million shares at a total cost of $950.
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
The change in net unrealized currency translation for the nine months ended September 30, 2013 was primarily due to a strengthening of the U.S. dollar against the Australian dollar, as well as most other foreign currencies.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2011	$(221)	$(1,578)		$(31)		$(36)
Other comprehensive income/(loss) before reclassifications	124	(101)		(9)		(10)
(Income)/loss reclassified from AOCI	—	62	(a)	—	(a)	—
Net current period other comprehensive income/(loss)	124	(39)		(9)		(10)
Balance as of September 30, 2012	$(97)	$(1,617)		$(40)		$(46)

Balance as of December 31, 2012	$(26)	$(1,928)		$(53)		$(52)
Other comprehensive income/(loss) before reclassifications	(386)	57		1		17
(Income)/loss reclassified from AOCI	—	28	(a)	(2)	(a)	(8)
Net current period other comprehensive income/(loss)	(386)	85		(1)		9
Balance as of September 30, 2013	$(412)	$(1,843)		$(54)		$(43)

(a)	Included in computation of net periodic pension and postretirement benefits costs (see Note 5).

Note 8. Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments. We enter into derivative instruments to hedge a portion of forecasted cash flows denominated in foreign currencies for non-U.S. operations' purchases of pulp, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominantly in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The foreign currency exposure on certain non-functional currency denominated monetary assets and liabilities, primarily intercompany loans and accounts payable, is hedged with primarily undesignated derivative instruments. Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. Interest rate swap contracts may be used to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt and are designated and qualify as fair value hedges. From time to time, we also hedge the anticipated issuance of fixed-rate debt, using forward-starting swaps or treasury locks, and these contracts are designated as cash flow hedges. We use derivative instruments, such as forward swap contracts, to hedge a limited portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months. Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At September 30, 2013, we had in place net investment hedges of $73 for a portion of our investment in our Mexican affiliate.
Set forth below is a summary of the total designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Foreign currency exchange contracts	$52	$52	$55	$17
Interest rate contracts	16	7	1	43
Commodity price contracts	1	2	1	3
Total	$69	$61	$57	$63
The derivative assets are included in the Consolidated Balance Sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in accrued expenses and other liabilities, as appropriate.

Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At September 30, 2013, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $250. Fair value hedges resulted in no significant ineffectiveness in the nine months ended September 30, 2013 and 2012. For the nine month periods ended September 30, 2013 and 2012, gains or losses recognized in interest expense for interest rate swaps were not significant. For the nine month periods ended September 30, 2013 and 2012, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of September 30, 2013, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2013 and future periods. As of September 30, 2013, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $1 billion and $200, respectively. Cash flow hedges resulted in no significant ineffectiveness for the nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2013, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at September 30, 2013 is October 2015.
Undesignated foreign exchange hedging instrument gains or losses are immediately recognized in other (income) and expense, net. Gains of $77 and $30 were recorded in the three month periods ended September 30, 2013 and 2012, respectively. Losses of $65 and gains of $31 were recorded in the nine month periods ended September 30, 2013 and 2012, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At September 30, 2013, the notional amount of these undesignated derivative instruments was $2.6 billion.

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

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change
NET SALES
Personal Care	$2,383	$2,414	-1.3%	$7,170	$7,196	-0.4%
Consumer Tissue	1,626	1,605	+1.3%	4,969	4,852	+2.4%
K-C Professional	843	822	+2.6%	2,477	2,458	+0.8%
Health Care	403	396	+1.8%	1,201	1,212	-0.9%
Corporate & Other	7	9	N.M.	30	38	N.M.
TOTAL NET SALES	$5,262	$5,246	+0.3%	$15,847	$15,756	+0.6%

OPERATING PROFIT
Personal Care	$427	$436	-2.1%	$1,300	$1,241	+4.8%
Consumer Tissue	233	216	+7.9%	713	652	+9.4%
K-C Professional	155	144	+7.6%	459	407	+12.8%
Health Care	70	59	+18.6%	168	168	—
Corporate & Other(a)	(70)	(77)	N.M.	(242)	(246)	N.M.
Other (income) and expense, net	8	(5)	N.M.	12	(15)	N.M.
TOTAL OPERATING PROFIT	$807	$783	+3.1%	$2,386	$2,237	+6.7%
N.M. - Not meaningful

(a)	Corporate & Other includes the following charges:

	European Strategic Changes		Pulp & Tissue Restructuring Actions
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Personal Care	$1	$30	$—	$—
Consumer Tissue	7	22	31	80
K-C Professional	3	12	—	5
Total	$11	$64	$31	$85

Note 10. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2013			December 31, 2012
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
At the lower of cost, determined on the FIFO or weighted-average cost methods, or market
Raw materials	$141	$329	$470	$148	$346	$494
Work in process	207	102	309	194	135	329
Finished goods	634	743	1,377	656	786	1,442
Supplies and other	—	329	329	—	314	314
	982	1,503	2,485	998	1,581	2,579
Excess of FIFO or weighted-average cost over LIFO cost	(240)	—	(240)	(231)	—	(231)
Total	$742	$1,503	$2,245	$767	$1,581	$2,348
We use the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2013	December 31, 2012
Land	$197	$199
Buildings	2,780	2,732
Machinery and equipment	14,176	13,993
Construction in progress	402	732
	17,555	17,656
Less accumulated depreciation	(9,684)	(9,561)
Total	$7,871	$8,095

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Third Quarter 2013 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook

Overview of Third Quarter 2013 Results

•	Net sales were even with the year-ago period as increases in sales volumes and net selling prices were essentially offset by unfavorable currency effects.

•	Operating profit and net income attributable to Kimberly-Clark Corporation increased 3 percent and 6 percent, respectively.

•	Diluted earnings per share increased to $1.42 versus $1.30 in the prior year.

Results of Operations and Related Information
This section presents a discussion and analysis of our third quarter of 2013 net sales, operating profit and other information relevant to an understanding of the results of operations.

Results By Business Segment

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change
NET SALES
Personal Care	$2,383	$2,414	-1.3%	$7,170	$7,196	-0.4%
Consumer Tissue	1,626	1,605	+1.3%	4,969	4,852	+2.4%
K-C Professional	843	822	+2.6%	2,477	2,458	+0.8%
Health Care	403	396	+1.8%	1,201	1,212	-0.9%
Corporate & Other	7	9	N.M.	30	38	N.M.
TOTAL NET SALES	$5,262	$5,246	+0.3%	$15,847	$15,756	+0.6%

OPERATING PROFIT
Personal Care	$427	$436	-2.1%	$1,300	$1,241	+4.8%
Consumer Tissue	233	216	+7.9%	713	652	+9.4%
K-C Professional	155	144	+7.6%	459	407	+12.8%
Health Care	70	59	+18.6%	168	168	—
Corporate & Other(a)	(70)	(77)	N.M.	(242)	(246)	N.M.
Other (income) and expense, net	8	(5)	N.M.	12	(15)	N.M.
TOTAL OPERATING PROFIT	$807	$783	+3.1%	$2,386	$2,237	+6.7%
N.M. - Not meaningful

Results By Geography

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change
NET SALES
North America	$2,727	$2,688	+1.5%	$8,104	$8,085	+0.2%
Outside North America	2,719	2,763	-1.6%	8,301	8,278	+0.3%
Intergeographic sales	(184)	(205)	N.M.	(558)	(607)	N.M.
TOTAL NET SALES	$5,262	$5,246	+0.3%	$15,847	$15,756	+0.6%

OPERATING PROFIT
North America	$530	$522	+1.5%	$1,618	$1,500	+7.9%
Outside North America	355	333	+6.6%	1,022	968	+5.6%
Corporate & Other(a)	(70)	(77)	N.M.	(242)	(246)	N.M.
Other (income) and expense, net	8	(5)	N.M.	12	(15)	N.M.
TOTAL OPERATING PROFIT	$807	$783	+3.1%	$2,386	$2,237	+6.7%

(a)
For the three and nine months ended September 30, 2013, Corporate & Other includes charges related to the European strategic changes of $11 and $64, respectively. For the three and nine months ended September 30, 2012, Corporate & Other includes charges related to the pulp and tissue restructuring actions of $31 and $85, respectively.

Percentage Change 2013 Versus 2012

NET SALES		Changes Due To
Third Quarter	Total	Organic Volume	Restructuring Impact(a)	Net Price	Mix/Other(b)	Currency
Consolidated	0.3	3	(2)	1	—	(2)
Personal Care	(1.3)	5	(4)	—	1	(3)
Consumer Tissue	1.3	1	(2)	3	1	(2)
K-C Professional	2.6	2	(1)	2	2	(2)
Health Care	1.8	3	—	—	1	(2)

Year-to-Date
Consolidated	0.6	3	(2)	1	1	(2)
Personal Care	(0.4)	4	(3)	1	—	(2)
Consumer Tissue	2.4	2	(1)	2	—	(1)
K-C Professional	0.8	—	—	1	1	(1)
Health Care	(0.9)	—	—	—	—	(1)

(a)	Lost sales related to the European strategic changes and pulp and tissue restructuring actions.

(b)	Mix/Other includes rounding.

OPERATING PROFIT		Changes Due To
Third Quarter	Total	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)
Consolidated	3.1	2	9	(7)	9	(3)	(7)
Personal Care	(2.1)	4	2	(6)	12	(3)	(11)
Consumer Tissue	7.9	(4)	21	(13)	2	(2)	4
K-C Professional	7.6	1	12	(2)	8	(2)	(9)
Health Care	18.6	13	—	5	5	(4)	—

Year-to-Date
Consolidated	6.7	3	7	(5)	11	(2)	(7)
Personal Care	4.8	3	4	(4)	12	(2)	(8)
Consumer Tissue	9.4	4	13	(12)	4	(1)	1
K-C Professional	12.8	—	8	(3)	11	(2)	(1)
Health Care	—	4	—	11	7	(2)	(20)

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)
Other includes the impact of changes in marketing, research and general expenses and manufacturing costs not separately listed in the table. In addition, consolidated includes the impact of the charges in 2013 related to the European strategic changes, and in 2012 related to the pulp and tissue restructuring actions. Year-to-date consolidated also includes the impact of the February 2013 devaluation of the Venezuelan bolivar.

Commentary - Third Quarter of 2013 Compared to Third Quarter of 2012
Consolidated
Net sales of $5.3 billion in the third quarter of 2013 were even with the year-ago period with increased organic sales volumes of 3 percent, higher net selling prices of 1 percent and improved product mix of 1 percent. Changes in foreign currency exchange rates, and lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions, each reduced net sales by more than 2 percent.
Operating profit was $807 in the third quarter of 2013, up 3 percent from $783 in 2012. The increase in operating profit included benefits from organic volume growth and $70 in cost savings from the company's FORCE (Focused On Reducing Costs Everywhere) program. Input costs increased $55 overall versus 2012, with $30 of higher costs for raw materials other than fiber, $15 of increased fiber costs and $10 of higher distribution costs. Foreign currency translation effects, as a result of the weakening of several currencies relative to the U.S. dollar, reduced operating profit by $25. Currency transaction effects also negatively impacted the operating profit comparison. Results include charges in 2013 of $14 for European strategic changes and in 2012 of $31 for pulp and tissue restructuring actions.
The third quarter effective tax rate was 30.3 percent in 2013 compared to 31.1 percent in 2012.
Kimberly-Clark's share of net income of equity companies in the third quarter was $49 in 2013 and $43 in 2012. At Kimberly-Clark de Mexico, S.A.B. de C.V., results benefited from sales growth, increased operating profit margin and a stronger Mexican peso versus the U.S. dollar.
Diluted earnings per share for the third quarter were $1.42 in 2013 and $1.30 in 2012. The increase was primarily due to higher sales volumes and net selling prices, cost savings, a lower effective tax rate and a lower share count, partially offset by input cost inflation and unfavorable foreign currency rates.
Personal Care Segment
Net sales of $2.4 billion decreased 1 percent. Lost sales as a result of European strategic changes reduced net sales by 4 percent and currency rates were unfavorable by 3 percent. Organic sales volumes rose 5 percent and the combined impact of changes in net selling prices and product mix added 1 percent of net sales growth. Third quarter operating profit of $427 decreased 2 percent. The comparison was negatively impacted by input cost inflation, unfavorable currency rates and higher marketing, research and general expenses, mostly offset by benefits from organic volume growth and cost savings.
Net sales in North America were even with the year-ago period. Volumes increased 2 percent, while product mix was down 1 percent and net selling prices fell 1 percent, primarily due to increased promotion activity in the diaper category. Feminine care volumes were up high-single digits, driven by growth on the U by Kotex brand. Adult care volumes increased mid-single digits, including benefits from product innovation on the Depend and Poise brands. Huggies diaper volumes were up mid-single digits, with benefits from improved Huggies Snug & Dry diapers. Child care volumes decreased high-single digits and were impacted by the timing of promotions, category softness and competitive activity.
Net sales in K-C International ("KCI") increased 3 percent despite a 6 percent negative impact from changes in currency rates. Sales volumes were up 7 percent and the combined impact of higher net selling prices and improved product mix added 3 percent of growth. Volumes increased in Australia, China, Russia, South Africa, Vietnam and throughout most of Latin America, including Brazil, but declined in South Korea and Venezuela.
Net sales in Europe decreased 40 percent, including a 48 percent negative impact from lost sales in conjunction with European strategic changes. Organic sales volumes rose 7 percent, including growth in Huggies baby wipes and child care products, and currency rates were favorable by 1 percent.
Consumer Tissue Segment
Net sales of $1.6 billion increased 1 percent. Net selling prices rose 3 percent and higher organic sales volumes and favorable product mix each added 1 percent of growth. Changes in currency rates, and lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions, each reduced net sales by 2 percent. Third quarter operating profit of $233 increased 8 percent. The comparison benefited from net sales growth, cost savings and lower marketing, research and general expenses, partially offset by input cost inflation and unfavorable currency rates.
Net sales in North America were up 4 percent. Net selling prices increased 4 percent, driven by sheet count reductions accompanying product innovation launched earlier in the year on Kleenex facial tissue and Cottonelle and Scott Extra Soft bathroom tissue. Product mix improved 2 percent, while sales volumes fell 2 percent and were negatively impacted by the sheet count reductions, partially offset by higher shipments of paper towels.
Net sales in KCI increased 4 percent despite a 7 percent negative impact from changes in currency rates. Sales volumes increased 7 percent and net selling prices improved 3 percent. The growth in volume and price was driven by increases in Latin America, primarily in Brazil and Venezuela.
Net sales in Europe decreased 9 percent. Lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced sales volumes by 11 percent. Higher organic sales volumes and favorable currency rates each added 1 percent of growth.
K-C Professional ("KCP") Segment
Net sales of $0.8 billion increased 3 percent. Net selling prices improved 2 percent, organic sales volumes increased 2 percent and product mix was favorable by 1 percent. Currency rates were unfavorable by 2 percent and lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced sales volumes by approximately 1 percent. Third quarter operating profit of $155 increased 8 percent. The comparison benefited from net sales growth and cost savings, partially offset by higher manufacturing-related costs and unfavorable currency rates.
Net sales in North America increased 3 percent, with volumes, net selling prices and product mix each up 1 percent. The volume improvement was driven by increases in wiper products, partially offset by the exit of certain lower-margin safety product offerings.
Net sales in KCI increased 4 percent despite a 7 percent decrease from unfavorable currency rates. Net selling prices rose 5 percent and sales volumes and product mix each improved 3 percent. The growth was driven by broad-based increases in Latin America.
Net sales in Europe were even with year-ago levels. Lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced sales volumes 4 percent, while currency rates were favorable by 2 percent. Product mix improved 2 percent and net selling prices increased 1 percent. Organic sales volumes were down 1 percent, including declines in Southern Europe where economic conditions remain difficult.
Health Care Segment
Net sales of $0.4 billion increased 2 percent. Sales volumes rose 3 percent and product mix improved slightly, while currency rates were unfavorable by 2 percent. Third quarter operating profit of $70 increased 19 percent, driven by net sales growth, reduced marketing, research and general expenses and cost savings.

Medical device volumes were up high-single digits, with strong growth in pain management products and solid increases in airway management and digestive health offerings. Surgical and infection prevention volumes were up slightly, as higher sales of surgical products and face masks were mostly offset by declines in exam gloves.

Commentary - First Nine Months of 2013 Compared to First Nine Months of 2012
For the first nine months of 2013, net sales of $15.8 billion increased 1 percent with higher organic sales volumes of 3 percent and increased net selling prices of 1 percent. Changes in foreign currency rates, and lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions, each reduced net sales by approximately 2 percent.
Year-to-date operating profit of $2,386 in 2013 increased 7 percent compared to $2,237 in 2012. Operating profit comparisons benefited from net sales growth and FORCE cost savings of $235. Input costs were $120 higher overall versus 2012 and foreign currency translation effects reduced operating profit by $45. Currency transaction effects also negatively impacted the operating profit comparison. Results include charges in 2013 of $67 for European strategic changes and in 2012 of $85 for pulp and tissue restructuring actions.
Other (income) and expense, net was $12 of expense in the first nine months of 2013 and $15 of income in the prior year. The year-on-year comparison was negatively impacted by the balance sheet remeasurement charge of $36 due to the February 2013 devaluation of the Venezuelan bolivar, partially offset by gains on the sales of some non-core assets in the current year. The favorable resolution of a legal matter in the prior year also impacted the comparison.
The year-to-date effective tax rate was 31.3 percent in 2013 compared to 30.5 percent in 2012.
Through nine months, diluted earnings per share were $4.13 in 2013 and $3.73 in 2012. The increase was primarily due to higher operating profit, along with increased equity income and a lower share count.

European Strategic Changes
In October 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We have exited the diaper category in that region, with the exception of the Italian market, and divested or exited some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes primarily affect our consumer businesses, with a modest impact on KCP. The impacted businesses generated annual net sales of approximately $0.5 billion and negligible operating profit.
Restructuring actions related to the strategic changes involve the sale or closure of five of our European manufacturing facilities and a streamlining of our administrative organization. The restructuring actions commenced in the fourth quarter of 2012 and are expected to be completed by December 31, 2014. The restructuring is expected to result in cumulative charges at the high end of the range of $350 to $400 pre-tax ($300 to $350 after tax) over that period. Cash costs related to severance and other expenses are expected to be toward the low end of the range of 50 to 60 percent of the charges. Noncash charges will consist primarily of asset impairment charges and incremental depreciation.
During the three months ended September 30, 2013, $14 of pre-tax charges were recognized for the strategic changes, including $6, $5, and $3 recorded in cost of products sold, marketing, research and general expenses, and other (income) and expense, net, respectively. A related benefit of $4 was recorded in provision for income taxes. On a segment basis, $1, $7, and $3 of the charges were related to personal care, consumer tissue and KCP, respectively.
During the nine months ended September 30, 2013, $67 of pre-tax charges were recognized for the strategic changes, including $44, $20, and $3 recorded in cost of products sold, marketing, research and general expenses, and other (income) and expense, net, respectively. A related benefit of $15 was recorded in provision for income taxes. On a segment basis, $30, $22, and $12 of the charges were related to personal care, consumer tissue and KCP, respectively. Cash payments of $132 related to the restructuring were made during the nine months ended September 30, 2013.
For additional information on the European strategic changes, see Note 2 to the Consolidated Financial Statements.

Pulp and Tissue Restructuring Actions
In 2011 and 2012, we executed pulp and tissue restructuring actions in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. These actions involved the streamlining, sale or closure of seven of our manufacturing facilities around the world. In conjunction with these actions, we exited certain non-strategic products, primarily non-branded offerings, and transferred some production to lower-cost facilities in order to improve overall profitability and returns. The actions were substantially complete at December 31, 2012.
As a result of the restructuring activities, versus the 2010 baseline, we expect that by 2013 annual net sales will decrease by $250 to $300, and operating profit will increase by at least $75 in 2013 and at least $100 in 2014. Through September 30, 2013, we have recognized cumulative operating profit benefits of $70 from the restructuring actions.
During the three months ended September 30, 2012, charges of $30 and $1 were recorded in cost of products sold and marketing, research and general expenses, respectively, for the restructuring actions. A related benefit of $15 was recorded in provision for income taxes. On a segment basis, all $31 of the charges were related to consumer tissue. On a geographic basis, charges of $10 and $22 and a credit of $1 were recorded in the United States, Australia and other countries, respectively.
During the nine months ended September 30, 2012, charges of $83 and $2 were recorded in cost of products sold and marketing, research and general expenses, respectively, for the restructuring actions. A related benefit of $29 was recorded in provision for income taxes. On a segment basis, $80 and $5 of the charges were related to consumer tissue and KCP, respectively. On a geographic basis, $58 and $27 of the charges were recorded in the United States and Australia, respectively.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2.1 billion compared to $2.2 billion in the prior year. Despite higher earnings and improvements in our cash conversion cycle, cash from operations decreased as a result of higher tax payments, pension contributions and cash payments for restructuring versus last year.
Investing
During the first nine months of 2013, our capital spending was $697 compared to $763 in the prior year. We anticipate that full year 2013 capital spending will be toward the low end of the previously communicated range of $1.0 billion to $1.1 billion.
Financing
At September 30, 2013, total debt and redeemable securities was $7.0 billion compared to $6.7 billion at December 31, 2012.
On May 23, 2013, we issued $250 aggregate principal amount of floating rate notes due May 15, 2016, $350 aggregate principal amount of 2.4% notes due June 1, 2023, and $250 aggregate principal amount of 3.7% notes due June 1, 2043. Proceeds from the offering were used to repay our $500 aggregate principal amount of 5.0% notes due August 15, 2013, to fund investment in our business and for general corporate purposes.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first nine months of 2013, we repurchased 10.0 million shares of our common stock at a cost of $950 through a broker in the open market. In 2013, we plan to repurchase $1.2 billion of shares through open market purchases, subject to market conditions.
We maintain a $1.5 billion revolving credit facility, scheduled to expire in October 2016, as well as the option to increase this facility by an additional $500. This facility, currently unused, supports our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.

Our short-term debt as of September 30, 2013 was $374 (included in debt payable within one year on the Consolidated Balance Sheet) and consisted of U.S. commercial paper with original maturities up to 90 days and other similar short-term debt issued by non-U.S. subsidiaries. The average month-end balance of short-term debt for the third quarter of 2013 was $472. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
We account for our operations in Venezuela using highly inflationary accounting. On February 13, 2013, the Venezuelan government announced a devaluation of the Central Bank of Venezuela ("Central Bank") regulated currency exchange system rate to 6.3 bolivars per U.S. dollar and the elimination of the SITME rate. As a result of the devaluation, we recorded a $26 after tax charge ($36 pre-tax) related to the remeasurement of the local currency-denominated balance sheet to the new exchange rate in the quarter ended March 31, 2013. Prior to devaluation, we used the Central Bank SITME rate of 5.4 bolivars per U.S. dollar to measure K-C Venezuela's bolivar-denominated transactions into U.S. dollars. The $36 pre-tax charge is reflected in the Consolidated Income Statement in other (income) and expense, net for the nine months ended September 30, 2013. In the Consolidated Cash Flow Statement, this non-cash charge is included in other in cash provided by operations. At September 30, 2013, K-C Venezuela had a bolivar-denominated net monetary asset position of $285 and our net investment in K-C Venezuela was $414, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented approximately 2 percent of Consolidated Net Sales for the three and nine month periods ended September 30, 2013 and 2012.
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

Business Outlook
We plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation.  In 2013, we continue to expect full-year growth in organic volume, price and mix in the 3 to 5 percent target range, led by KCI.  We expect to achieve cost savings to help offset anticipated unfavorable currency rates and moderate commodity cost inflation.  We plan to support our product innovations and targeted growth initiatives with effective marketing campaigns.

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
As of September 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the third quarter of 2013 were made through a broker in the open market.
The following table contains information for shares repurchased during the third quarter of 2013. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2013)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	525,000	$98.38	25,257,411	24,742,589
August 1 to August 31	537,000	96.32	25,794,411	24,205,589
September 1 to September 30	491,000	94.79	26,285,411	23,714,589
Total	1,553,000

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
Exhibit No. (10)p. Severance Pay Plan, amended and restated, effective January 1, 2013, filed herewith.
Exhibit No. (18). Preferability letter regarding change in accounting principle related to goodwill.
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
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
November 1, 2013

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)p.	Severance Pay Plan, amended and restated, effective January 1, 2013, filed herewith.

(18).	Preferability letter regarding change in accounting principle related to goodwill.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS	XBRL Instance Document

(101).SCH	XBRL Taxonomy Extension Schema Document

(101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document