Form 10-K
period 2013-12-31
KIMBERLY CLARK CORP
filed 2014-02-14
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
OR

☐	Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the transition period from                  to

KIMBERLY-CLARK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	1-225	39-0394230
(State or other jurisdiction of incorporation)	(Commission file number)	(I.R.S. Employer Identification No.)

P.O. Box 619100, Dallas, Texas		75261-9100
(Address of principal executive offices)		(Zip code)
Registrant's telephone number, including area code: (972) 281-1200
Securities registered pursuant to Section 12(b) of the Act:

Common Stock—$1.25 Par Value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2013 (based on the most recent closing stock price on the New York Stock Exchange as of such date) was approximately $37.2 billion.
As of February 7, 2014, there were 379,402,894 shares of Kimberly-Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's Annual Meeting of Stockholders to be held on May 1, 2014 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2013 Annual Report

PART I

ITEM 1.    BUSINESS
Kimberly-Clark Corporation was incorporated in Delaware in 1928. We are a global company focused on leading the world in essentials for a better life through product innovation and building our personal care, consumer tissue, K-C Professional and health care brands. We are principally engaged in the manufacturing and marketing of a wide range of products mostly made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency. Unless the context indicates otherwise, the terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
For financial information by business segment and geographic area, including revenue, profit and total assets of each reportable segment, and information about our principal products and markets, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and Item 8, Note 17 to the Consolidated Financial Statements.
Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
Recent Developments
In November 2013, we announced that our Board of Directors authorized management to pursue a potential tax-free spin-off of our health care business, consisting primarily of the Health Care segment described below. A spin-off would create a stand-alone, publicly traded health care company with approximately $1.6 billion in annual net sales, focused on the sale of surgical and infection prevention products for the operating room and other medical supplies, and medical devices focused on pain management, respiratory and digestive health. We expect that the spin-off would be in the form of a tax-free distribution of 100 percent of the new company’s common stock to Kimberly-Clark shareholders.
Although our current target is to complete the spin-off by the end of the third quarter of 2014, there are no assurances as to when the proposed spin-off will be completed, if at all, or if the spin-off will be completed based on the expected plans.
Description of Kimberly-Clark
We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments. Information on these four segments, as well as their principal sources of revenue, is included below.

•
Personal Care brands offer parents a trusted partner in caring for their families and deliver confidence, protection and discretion to adults through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, and other related products. Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, DryNites, Kotex, U by Kotex, Intimus, Depend, Plenitud, Poise and other brand names.

•
Consumer Tissue offers a wide variety of innovative solutions and trusted brands that touch and improve people's lives every day.  Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Neve and other brand names.

•
K-C Professional ("KCP") helps transform workplaces for employees and patrons, making them healthier, safer and more productive, through a range of solutions and supporting products such as apparel, wipers, soaps, sanitizers, tissue and towels.  Key brands in this segment include Kleenex, Scott, WypAll, Kimtech and Jackson Safety.

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

These reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute our global strategies to drive growth and profitability of our worldwide personal care, consumer tissue, KCP and health care operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management and capacity and capital investments for each of these businesses.

1	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

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
Net sales to Wal-Mart Stores, Inc. were approximately 12 percent in 2013, 2012 and 2011.
Patents and Trademarks
We own various patents and trademarks registered domestically and in many foreign countries. We consider the patents and trademarks that we own and the trademarks under which we sell certain of our products to be material to our business. Consequently, we seek patent and trademark protection by all available means, including registration.
Raw Materials
Cellulose fiber, in the form of kraft pulp or fiber recycled from recovered waste paper, is the primary raw material for our tissue products and is a component of disposable diapers, training and youth pants, feminine pads and incontinence care products.
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
Research and Development
Research and development expenditures are directed toward new or improved personal care, tissue, wiping, safety and health care products and nonwoven materials. Consolidated research and development expense was $360 in 2013, $356 in 2012 and $316 in 2011.
Foreign Market Risks
We operate and market our products globally, and our business strategy includes targeted growth in Asia, Latin America, Eastern Europe, the Middle East and Africa, with a particular emphasis in China, Russia and Latin America. See Item 1A, "Risk Factors" for a discussion of foreign market risks that may affect our financial results.
Environmental Matters
Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at our facilities, including our health care facilities, are expected to be as follows:

	2014	2015
Facilities in U.S.	$9	$1
Facilities outside U.S.	38	18
Total	$47	$19

2	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Total worldwide operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs, including for our health care facilities, are expected to be as follows:

	2014	2015
Facilities in U.S.	$85	$63
Facilities outside U.S.	85	90
Total	$170	$153
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
Employees
In our worldwide consolidated operations, we had approximately 57,000 employees as of December 31, 2013, including approximately 16,000 health care employees.
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

3	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

the increases in prices for these materials, or if we do not utilize substitutes with lower prices for these materials. Generally, derivative instruments have not been used to manage these risks.
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
Increased pricing pressure, intense competition for sales of our products and the inability to innovate or market our products effectively could have an adverse effect on our financial results.
We compete in highly competitive markets against well-known, branded products and low-cost or private label products both domestically and internationally. Inherent risks in our competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of consolidation within retailer and distribution channels, and competitive actions. Our competitors for these markets include not only our traditional competitors but also private label manufacturers, low-cost manufacturers and rapidly-expanding international manufacturers. Some of these competitors may have better access to financial resources and greater market penetration, which enable them to offer a wider variety of products and services at more competitive prices. Alternatively, some of these competitors may have significantly lower product development and manufacturing costs, particularly with respect to private label products, allowing them to offer products at a lower price. The actions of these competitors could adversely affect our financial results. It may be necessary for us to lower prices on our products and increase spending on advertising and promotions, each of which could adversely affect our financial results.
In addition, we compete in highly competitive regional markets, such as Latin America, Europe, Middle East, Africa and Asia. Intense competition in these areas may slow our sales growth and earnings potential, as well as adversely impact our margins.
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
The global economy continues to be volatile, with particular regions facing uncertain or slow economic growth. These unfavorable economic conditions could negatively impact:

•
consumer demand for our products, including shifting consumer purchasing patterns to lower cost options such as private-label products, as well as declining birth rates in certain countries due to slow economic growth or other factors,

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

4	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

supplemental funding for our operations.  Although we have not experienced a disruption in our ability to access credit markets, it is possible that we may have difficulty accessing credit markets in the future, which may disrupt our businesses or further increase the cost of funding our operations.
Prolonged global or regional recessions, slow economic growth or credit market disruptions could result in decreased revenue, margins and earnings.
Our international operations are subject to foreign market risks, including foreign exchange risk, currency restrictions and political, social and economic instability, which may adversely affect our financial results.
Because we and our equity companies have manufacturing facilities in 38 countries, with products sold in more than 175 countries, our results may be substantially affected by foreign market risks. We are subject to the impact of economic, social and political instability in developing countries.
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
In addition, we face increased risks in our international operations, including currency exchange restrictions and other limits on our ability to repatriate earnings from outside the U.S., adverse political and economic conditions, legal and regulatory constraints, tariffs and other trade barriers, risks of expropriation, difficulties in enforcing contractual and intellectual property rights, and developing and maintaining successful business alliances, and potentially adverse tax consequences. Each of these factors could adversely affect our financial results. See MD&A and Item 8, Note 1 for information about the effects of currency restrictions and related exposures in Venezuela.
If our information technology systems suffer interruptions, failures or breaches, our business operations could be disrupted and we could face financial and reputational damage.
Our information technology systems, some of which are dependent on services provided by third parties, serve an important role in the efficient and effective operation and administration of our business. This role includes:

•	ordering and managing materials from suppliers,

•	managing our inventory,

•	converting materials to finished products,

•	facilitating order entry and fulfillment,

•	processing transactions,

•	summarizing and reporting our results,

•	facilitating internal and external communications,

•	administering human resources functions,

•	collecting and storing customer, vendor, employee and investor information and personal data,

•	hosting, processing and sharing confidential and proprietary research, business plans, and financial information,

•	complying with regulatory, tax and other legal requirements,

•	providing data security, and

•	providing other processes necessary to manage our business.
These information technology systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses or cyber-based attacks. Any failure of our information technology systems to perform as we anticipate could disrupt our business. While we have contingency plans in place to prevent or mitigate the impact of these events, if they were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations, which may adversely affect our business and financial results.
Increased cyber-security threats and computer crime also pose a potential risk to the security of our information technology systems, including those of third party service providers with whom we have contracted, as well as the confidentiality, integrity and availability of the data stored on those systems. Any breach in our technology information security systems could result in the

5	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

disclosure or misuse of confidential or proprietary information, including sensitive customer, vendor, employee or investor information maintained in the ordinary course of our business. Any such event could cause damage to our reputation, loss of valuable information or loss of revenue and could result in large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events.
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
Pending and potential future litigation, administrative actions, tax matters, regulatory requirements and new legal requirements could have an adverse effect on our financial results.
As a global company, during the course of our business we are subject to various legal and administrative actions in which we assert our rights under various laws, including intellectual property and data privacy laws. We may not be successful in defending against these actions or in asserting these rights. In addition, we could incur substantial costs in defending against, or in asserting our rights in, these actions.
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
Our sales and results of operations may also be adversely impacted by new legal requirements, including healthcare reform legislation, excise or other taxes, financial reform legislation and regulations, export control and foreign sanctions legislation, and climate change and other environmental legislation and regulations. The costs and other effects of pending litigation and administrative actions against us and new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs to us, directly for our compliance or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs or reduced availability of raw materials.
Although we believe that none of these proceedings or requirements will have a material adverse effect on us, the outcome of these proceedings or effects of new legal requirements may not be as expected. See Item 3, "Legal Proceedings."

6	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

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
We operate on a global scale and therefore our ability to manufacture, distribute and sell products is critical to our operations. These activities are subject to inherent risks such as natural disasters, power outages, fires or explosions, labor strikes, terrorism, pandemics, import restrictions, regional economic, business, environmental or political events, governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change or other concerns regarding the sustainability of our business, which could impair our ability to manufacture or sell our products. This interruption, if not mitigated in advance or otherwise effectively managed, could adversely impact our business, financial condition and results of operations, as well as require additional resources to address.
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
Moreover, acquisitions could result in substantial additional indebtedness, exposure to contingent liabilities such as litigation or earn-out obligations, the potential impairment of goodwill or other intangible assets, or transactional costs, all of which could adversely affect our financial condition, results of operations and/or liquidity.
Alternatively, we may periodically divest product lines or businesses. These divestitures may adversely impact our results if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested products or businesses, or otherwise achieve the anticipated benefits or cost savings from the divestitures. In addition, businesses under consideration for or otherwise subject to divestiture may be adversely impacted prior to the divestiture, which could negatively affect our financial results. Furthermore, the divestitures could adversely affect our ongoing business operations, including by enhancing our competitors' positions or reducing consumer confidence in our ongoing brands and products.

7	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

The proposed spin-off of our health care business may not be completed in accordance with the expected plans or anticipated timeline, if at all.
In November 2013, we announced our intention to pursue a potential tax-free spin-off of our health care business. Execution of the proposed spin-off will require, among other things, (i) obtaining final approval from our Board of Directors, (ii) filing a registration statement on Form 10 with the SEC, (iii) obtaining an opinion of counsel that the transaction will qualify for tax-free treatment under IRS regulations and (iv) obtaining an opinion from a nationally-recognized investment banking firm or other authority confirming the viability and solvency of the new health care company after the distribution. Unforeseen circumstances could delay, prevent or otherwise adversely affect the proposed spin-off, including possible issues or delays in obtaining the required regulatory approvals or clearances, disruptions in capital and financial markets or other potential barriers. Therefore, we cannot assure that we will be able to complete the spin-off under the expected plans or anticipated timeline, if at all.
The proposed spin-off of our health care business will require significant expenditures and attention of management and may adversely affect our business, results of operations or financial condition and, if completed, may not achieve the intended results.
We anticipate incurring significant expenses in connection with the proposed spin-off. In addition, completion of the proposed spin-off will require significant amounts of our management’s time and effort which could divert management’s attention from operating and growing our businesses and could adversely affect our business, results of operations or financial condition. If the proposed spin-off is completed, our operational and financial profile will change upon the separation of the health care business from our other businesses. As a result, our diversification of revenue sources will diminish, and our results of operations, cash flows, working capital and financing requirements may be negatively impacted. Additionally, after the spin-off, we may not be able to achieve our historical levels of synergies or cost savings, which could result in higher cost allocation to our remaining segments.
The proposed spin-off of our health care business could result in substantial tax liability to us and our shareholders.
Historically, the IRS has provided companies seeking to perform a tax-free spin-off transaction with an advance ruling that the proposed spin-off transaction would qualify for tax-free treatment. However, last year the IRS announced that it would no longer provide such advance rulings. Prior to completing the spin-off of our health care business, we expect to receive an opinion of counsel that neither we nor our shareholders will recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off. However, this opinion will not be binding on the IRS. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion of counsel. Moreover, the opinion of counsel is based on certain statements and representations made by us, which, if incomplete or inaccurate in any material respect, could invalidate the opinion of counsel.
If the spin-off and certain related transactions were determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off were taxable, each holder of our common stock who receives shares of the new health care company would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2013 we own or lease:

•	our principal executive offices located in the Dallas, Texas metropolitan area;

•	four operating segment and geographic headquarters at two U.S. and two international locations; and

•	five administrative centers at two U.S. and three international locations.

8	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
United States (in 17 states)	21
Canada	1
Europe	13
Asia, Latin America and other	71
Worldwide Total (in 38 countries)	106
Many of these facilities produce multiple products. The types of products produced by these facilities are as follows:

Products Produced:	Number of Facilities
Tissue, including consumer tissue and KCP products	60
Personal Care	49
Health Care	17
We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained. Health care facilities expected to be included in the spin-off are located in the United States, Asia and Latin America and total 14 facilities.

ITEM 3.    LEGAL PROCEEDINGS
We are subject to various legal proceedings, claims and governmental inquiries, inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, pricing, business practices, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.
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

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 14, 2014, together with certain biographical information, are as follows:
Robert E. Abernathy, 59, was elected Executive Vice President in November 2013. He is responsible for overseeing activities related to the potential spin-off of our health care business and will become the chief executive officer of the new health care company if the spin-off is ultimately completed. Mr. Abernathy joined Kimberly-Clark in 1982. His past responsibilities at Kimberly-Clark have included leading our European restructuring, driving continuous improvement processes throughout our businesses and functions and overseeing our businesses in Asia, Latin America, Europe, the Middle East and Africa, as well as operations and major project management in North America. He was appointed Vice President - North American Diaper Operations

9	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

in 1992; Managing Director of Kimberly-Clark Australia Pty. Limited in 1994; Group President of our Business-to-Business segment in 1998; Group President - Developing and Emerging Markets in 2004; Group President - North Atlantic Consumer Products in 2008; and Group President - Europe, Global Nonwovens, and Continuous Improvement & Sustainability in 2012. He is a director of RadioShack Corporation.
Joanne B. Bauer, 58, was elected President - Global Health Care in 2006. She is responsible for our global health care business, which includes a variety of surgical and infection prevention products and medical devices. Ms. Bauer joined Kimberly-Clark in 1981. Her past responsibilities have included various marketing and management positions in the adult care and health care businesses. She was appointed Vice President of KimFibers, Ltd. in 1996; Vice President of Global Marketing for Health Care in 1998; and President of Health Care in 2001. She is a director of Omnicell, Inc., AdvaMed, the Advanced Medical Technology Association, Aurora Health Care, and MedShare.
Christian A. Brickman, 49, was elected Group President - K-C International in 2012. He is responsible for our businesses in Asia, Latin America, Europe, the Middle East and Africa. Mr. Brickman joined Kimberly-Clark in 2008 as Senior Vice President and Chief Strategy Officer and served as President - Global K-C Professional from 2010 to 2012. Prior to joining Kimberly-Clark, Mr. Brickman served as a Principal of McKinsey & Company, Inc., a management consulting firm, from 2003 to 2008, and as an Associate Principal from 2001 to 2003. He is a director of Sally Beauty Holdings, Inc.
Mark A. Buthman, 53, was elected Senior Vice President and Chief Financial Officer in 2003. Mr. Buthman joined Kimberly-Clark in 1982. He has held various positions of increasing responsibility in operations, finance and strategic planning. Mr. Buthman was appointed Vice President of Strategic Planning and Analysis in 1997 and Vice President of Finance in 2002. He is a director of West Pharmaceutical Services, Inc. and Pavillon, International.
Thomas J. Falk, 55, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President - Global Tissue, Pulp and Paper in 1998, where he was responsible for Kimberly-Clark's global tissue businesses. Earlier in his career, Mr. Falk had responsibility for Kimberly-Clark's North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined Kimberly-Clark in 1983 and has held other senior management positions. He has been a director of Kimberly-Clark since 1999. He also serves on the board of directors of Lockheed Martin Corporation, Catalyst Inc., the Global Consumer Goods Forum, and the University of Wisconsin Foundation, and serves as a governor of the Boys & Girls Clubs of America.
Lizanne C. Gottung, 57, was elected Senior Vice President and Chief Human Resources Officer in 2002. She is responsible for leading the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and corporate health services. Ms. Gottung joined Kimberly-Clark in 1981. She has held a variety of human resources, manufacturing and operational roles of increasing responsibility, including Vice President of Human Resources from 2001 to 2002. She is a director of Louisiana-Pacific Corporation.
Michael D. Hsu, 49, was elected Group President - K-C North America in May 2013. From 2012 to May 2013, his title was Group President - North America Consumer Products. He is responsible for our consumer business in North America. Prior to joining Kimberly-Clark, Mr. Hsu served as  Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., a North American grocery manufacturing and processing conglomerate, from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010 to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company, a manufacturer and marketer of food products.
Nancy S. Loewe, 46, was elected Senior Vice President and Chief Strategy Officer in May 2013. She is responsible for leading the development and monitoring of our strategic plans and processes to enhance our enterprise growth initiatives. Ms. Loewe joined Kimberly-Clark in 2011 as Vice President and Treasurer, and from 2012 to May 2013, her title was Senior Vice President, Treasurer and Chief Strategy Officer. Prior to joining Kimberly-Clark, Ms. Loewe served as Executive Vice President, Chief Financial Officer at Frito-Lay North America, which manufactures, markets and sells corn chips, potato chips and other snack foods, from 2009 to 2011. Prior to that, Ms. Loewe served as Vice President, Strategic Transactions for GE Consumer & Industrial, a division of General Electric Company, a diversified technology and financial services company.
Thomas J. Mielke, 55, was elected Senior Vice President - General Counsel in November 2013. From 2007 to 2012, his title was Senior Vice President - Law and Government Affairs and Chief Compliance Officer, and from 2012 to 2013, his title was Senior

10	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Vice President - General Counsel and Chief Compliance Officer. His responsibilities include our legal affairs, internal audit and government relations activities. Mr. Mielke joined Kimberly-Clark in 1988. He held various positions within the legal function and was appointed Vice President and Chief Patent Counsel in 2000, and Vice President and Chief Counsel - North Atlantic Consumer Products in 2004.
Anthony J. Palmer, 54, was elected President - Global Brands and Innovation in 2012. Previously, he served as Senior Vice President and Chief Marketing Officer from 2006 to 2012. He leads the global development of the company's consumer categories through marketing, innovations, category and customer development, shopper marketing and lean cost transformation. In addition, he leads the company's global marketing, innovation, corporate research and development and corporate communications functions. Prior to joining Kimberly-Clark in 2006, he served in a number of senior marketing and general management roles at the Kellogg Company, a producer of cereal and convenience foods, from 2002 to 2006, including as managing director of Kellogg's U.K. business. He is a director of The Hershey Company.
Elane B. Stock, 49, was elected Group President - K-C Professional in November 2013. She is responsible for our global professional business, which includes commercial tissue and wipers, and skin care, safety and Do-It-Yourself products, as well as leading the development of new business strategies for global nonwovens, driving continuous improvement processes throughout our businesses and functions and leveraging our efforts in sustainability. From 2012 to 2013, her title was President - Global K-C Professional. She previously served as Senior Vice President and Chief Strategy Officer from 2010 to 2012. Prior to joining Kimberly-Clark, Ms. Stock served as National Vice President of Strategy for the American Cancer Society from 2008 to 2010. From 2007 to 2008, she was a regional manager at Georgia Pacific (Koch Industries). Ms. Stock was a partner at McKinsey & Company, Inc. in Ireland from 2005 to 2007.

11	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The dividend and market price data included in Item 7, MD&A "Unaudited Quarterly Data," are incorporated in this Item 5 by reference.
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.
As of February 7, 2014, we had 25,337 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2013, we repurchased 12.4 million shares of our common stock at a cost of $1.2 billion through a broker in the open market.
The following table contains information for shares repurchased during the fourth quarter of 2013. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2013)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	872,000	$97.76	27,157,411	22,842,589
November 1 to November 30	679,000	108.42	27,836,411	22,163,589
December 1 to December 31	869,000	104.83	28,705,411	21,294,589
Total	2,420,000

(a)
Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on January 21, 2011. This program allows for the repurchase of 50 million shares in an amount not to exceed $5 billion.

12	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
	2013(a)	2012(b)	2011(c)	2010(d)	2009(e)
Net Sales	$21,152	$21,063	$20,846	$19,746	$19,115
Gross Profit	7,240	6,749	6,152	6,550	6,420
Operating Profit	3,208	2,686	2,442	2,773	2,825
Share of Net Income of Equity Companies	205	176	161	181	164
Net Income	2,221	1,828	1,684	1,943	1,994
Net Income Attributable to Noncontrolling Interests	(79)	(78)	(93)	(100)	(110)
Net Income Attributable to Kimberly-Clark Corporation	2,142	1,750	1,591	1,843	1,884
Per Share Basis
Basic	5.58	4.45	4.02	4.47	4.53
Diluted	5.53	4.42	3.99	4.45	4.52
Cash Dividends Per Share
Declared	3.24	2.96	2.80	2.64	2.40
Paid	3.17	2.92	2.76	2.58	2.38
Total Assets	18,919	19,873	19,373	19,864	19,209
Long-Term Debt	5,386	5,070	5,426	5,120	4,792
Total Stockholders' Equity	5,140	5,287	5,529	6,202	5,690

(a)
Results include pre-tax charges of $81, $66 after tax, related to the European strategic changes. Additionally, results were negatively impacted by a $36 pre-tax charge, $26 after tax, related to the devaluation of the Venezuelan bolivar. See Item 8, Notes 1 and 3 of the Consolidated Financial Statements for details.

(b)
Results include pre-tax charges of $299, $242 after tax, related to the European strategic changes. Additionally, results were negatively impacted by $135 in pre-tax charges, $86 after tax, for the pulp and tissue restructuring actions. See Item 8, Notes 3 and 4 of the Consolidated Financial Statements for details.

(c)
Results include a non-deductible business tax charge related to a law change in Colombia of $32, as well as the effect of pulp and tissue restructuring pre-tax charges of $415, $289 after tax. See Item 8, Note 4 of the Consolidated Financial Statements for details.

(d)	Results include the impact of a pre-tax charge of $98, $96 after tax, related to the adoption of highly inflationary accounting in Venezuela.

(e)	Results include the impact of a $128 pre-tax charge, $91 after tax, related to the organization optimization plan, an initiative to reduce our worldwide salaried workforce.

13	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and prospects. The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2013 Results

•	Results of Operations and Related Information

•	Unaudited Quarterly Data

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	Business Outlook

•	Information Concerning Forward-Looking Statements
Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
Overview of Business
We are a global company focused on leading the world in essentials for a better life, with manufacturing facilities in 35 countries and products sold in more than 175 countries. Our products are sold under well-known brands such as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. We have four reportable global business segments: Personal Care, Consumer Tissue, K-C Professional ("KCP") and Health Care. These global business segments are described in greater detail in Item 8, Note 17 to the Consolidated Financial Statements.
In operating our global business, we seek to:

•	manage our portfolio to balance growth, margin and cash flow,

•	invest in our brands, innovation and growth initiatives,

•	deliver sustainable cost reductions, and

•	provide disciplined capital management to improve return on invested capital and return cash to shareholders.
Key strategies for our segments include:

•	We plan to grow our strong positions in personal care by leveraging our brands and providing innovations.

•	For consumer tissue, we seek to bring differentiated, value-added innovations to grow and strengthen our brands while focusing on net realized revenue, improving mix and reducing costs.

•	We plan to continue to shift our mix to faster-growing, higher-margin wiping and safety segments within KCP.
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
In November 2013, we announced that our Board of Directors authorized management to pursue a potential tax-free spin-off of our health care business. A spin-off would create a stand-alone, publicly traded health care company with approximately $1.6 billion in annual net sales, focused on the sale of surgical and infection prevention products for the operating room and other medical supplies, and medical devices focused on pain management, respiratory and digestive health. We expect that the spin-off would be in the form of a tax-free distribution of 100 percent of the new company’s common stock to Kimberly-Clark shareholders.

14	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Although our current target is to complete the spin-off by the end of the third quarter of 2014, there are no assurances as to when the proposed spin-off will be completed, if at all, or if the spin-off will be completed based on the expected plans.
Highlights for 2013 include the following:

•
We executed our growth strategies in KCI with a focus on markets in China, Russia and Latin America. Net sales in KCI grew mid-single digits in 2013, including a 9 percent increase before taking into account the impact of changes in foreign currency exchange rates. KCI accounted for 39 percent of company net sales in 2013, up from 37 percent in the previous year.

•
In North America, we launched a number of new or improved products that helped drive volume growth on our Depend, Poise, U By Kotex and Cottonelle brands. In KCI, we launched innovations across our line-up, including a number of new Huggies diapers and diaper-pants, premium feminine care products and adult care offerings. These innovations were important contributors to KCI’s volume growth.

•
To help fund our investments in innovations and growth initiatives and to improve our profit margins, we are generating cost savings through several initiatives, including leveraging our global procurement organization and deploying lean principles. Full-year cost savings from our ongoing program in 2013 were $310.

•
In 2013, we continued our strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We have exited the diaper category in that region, with the exception of the Italian market, and divested or exited some lower-margin businesses, mostly in consumer tissue, in certain markets. Restructuring actions related to the strategic changes involve the sale or closure of five of our European manufacturing facilities and a streamlining of our administrative organization. The restructuring actions commenced in the fourth quarter of 2012 and are expected to be completed by December 31, 2014.

•
We continued to focus on generating cash flow and allocating capital to shareholders. In 2013, cash provided by operations was $3.0 billion. We repurchased $1.2 billion of Kimberly-Clark common stock in 2013. In addition, we raised our dividend in 2013 by 9.5 percent, the 41st consecutive annual increase in our dividend. Altogether, share repurchases and dividends in 2013 amounted to $2.4 billion.

We are subject to risks and uncertainties, which can affect our business operations and financial results. See Item 1A, "Risk Factors" in this Form 10-K for additional information.
Overview of 2013 Results

•
Net sales were essentially even with the prior year as increases in sales volumes and net selling prices were mostly offset by unfavorable currency effects and lost sales from European strategic changes and pulp and tissue restructuring actions.

•	Operating profit and net income attributable to Kimberly-Clark Corporation increased 19 percent and 22 percent, respectively.

•	Diluted earnings per share increased 25 percent, from $4.42 in 2012 to $5.53 in 2013.

•
Net income in 2013 included $66 in after-tax charges for European strategic changes and a $26 after-tax charge due to the devaluation of the Venezuelan bolivar. The prior year results included $242 and $86 in after-tax charges for the European strategic changes and pulp and tissue restructuring actions, respectively.

Results of Operations and Related Information
This section presents a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2013 results of operations. This discussion and analysis compares 2013 results to 2012, and 2012 results to 2011.

15	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Results By Business Segment

	Year Ended December 31
	2013	2012	Change 2013 vs. 2012	2011	Change 2012 vs. 2011
NET SALES
Personal Care	$9,536	$9,576	-0.4%	$9,128	+4.9%
Consumer Tissue	6,637	6,527	+1.7%	6,770	-3.6%
K-C Professional	3,323	3,283	+1.2%	3,294	-0.3%
Health Care	1,618	1,622	-0.2%	1,606	+1.0%
Corporate & Other	38	55	N.M.	48	N.M.
TOTAL NET SALES	$21,152	$21,063	+0.4%	$20,846	+1.0%

OPERATING PROFIT
Personal Care	$1,698	$1,660	+2.3%	$1,526	+8.8%
Consumer Tissue	988	887	+11.4%	775	+14.5%
K-C Professional	608	545	+11.6%	487	+11.9%
Health Care	230	229	+0.4%	219	+4.6%
Corporate & Other(a)	(312)	(641)	N.M.	(616)	N.M.
Other (income) and expense, net(b)	4	(6)	N.M.	(51)	-88.2%
TOTAL OPERATING PROFIT	$3,208	$2,686	+19.4%	$2,442	+10.0%
Results By Geography

	Year Ended December 31
	2013	2012	Change 2013 vs. 2012	2011	Change 2012 vs. 2011
NET SALES
North America	$10,795	$10,777	+0.2%	$10,746	+0.3%
Europe	2,988	3,247	-8.0%	3,401	-4.5%
Asia, Latin America and other	8,118	7,851	+3.4%	7,467	+5.1%
Intergeographic sales	(749)	(812)	-7.8%	(768)	+5.7%
TOTAL NET SALES	$21,152	$21,063	+0.4%	$20,846	+1.0%

OPERATING PROFIT
North America	$2,149	$2,053	+4.7%	$1,915	+7.2%
Europe	245	227	+7.9%	170	+33.5%
Asia, Latin America and other	1,130	1,041	+8.5%	922	+12.9%
Corporate & Other(a)	(312)	(641)	N.M.	(616)	N.M.
Other (income) and expense, net(b)	4	(6)	N.M.	(51)	-88.2%
TOTAL OPERATING PROFIT	$3,208	$2,686	+19.4%	$2,442	+10.0%

(a)
Charges related to European strategic changes of $76 and $299 in 2013 and 2012, respectively, and pulp and tissue restructuring of $134 and $413 in 2012 and 2011, respectively, are included in Corporate & Other. See Item 8, Notes 3 and 4 to the Consolidated Financial Statements for additional information. Additionally, a non-deductible business tax charge of $32 related to a law change in Colombia is included in Corporate & Other in 2011.

(b)
Other (income) and expense, net for 2013 includes a balance sheet remeasurement charge of $36 due to the February 2013 devaluation of the Venezuelan bolivar, partially offset by gains on the sales of certain non-core assets. The results for 2012 include currency transaction gains of $14 and the impact of the favorable resolution of a legal matter, partially offset by $19 in asset impairment charges. The results for 2011 include gains from the divestiture of a small non-core business in Latin America and the sale of a venture investment in a health care start-up company, as well as currency transaction gains of $27.

16	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Percentage Change

NET SALES	Total	Change Due To
		Organic Volume	Restructuring Impact(a)	Net Price	Mix/ Other(b)	Currency
2013 versus 2012
Consolidated	0.4	3	(2)	1	—	(2)
Personal Care	(0.4)	4	(3)	—	1	(2)
Consumer Tissue	1.7	2	(1)	2	—	(1)
K-C Professional	1.2	1	(1)	1	1	(1)
Health Care	(0.2)	1	—	—	—	(1)

2012 versus 2011
Consolidated	1.0	2	(1)	2	1	(3)
Personal Care	4.9	5	—	3	—	(3)
Consumer Tissue	(3.6)	—	(3)	2	(1)	(2)
K-C Professional	(0.3)	2	(1)	1	—	(2)
Health Care	1.0	2	—	—	—	(1)

(a)	Lost sales related to the European strategic changes and pulp and tissue restructuring actions.

(b)	Mix/Other includes rounding.

OPERATING PROFIT		Change Due To
	Total	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)
2013 versus 2012
Consolidated	19.4	4	7	(8)	12	(3)	7
Personal Care	2.3	4	2	(6)	12	(2)	(8)
Consumer Tissue	11.4	2	14	(12)	5	(1)	3
K-C Professional	11.6	1	8	(3)	10	(3)	(1)
Health Care	0.4	5	(1)	8	3	(2)	(13)

2012 versus 2011
Consolidated	10.0	5	17	4	12	(2)	(26)
Personal Care	8.8	8	16	(2)	13	(2)	(24)
Consumer Tissue	14.5	(5)	19	8	9	(2)	(15)
K-C Professional	11.9	5	6	7	10	(3)	(13)
Health Care	4.6	6	(1)	12	(7)	1	(6)
(a)    Includes inflation/deflation in raw materials, energy and distribution costs.

(b)
Other includes the impact of changes in marketing, research and general expenses and manufacturing costs not separately listed in the table. In addition, consolidated includes the impact of the charges in 2013 and 2012 related to the European strategic changes and in 2013 related to the devaluation of the Venezuelan bolivar. Consolidated also includes the impact of charges in 2012 and 2011 related to the pulp and tissue restructuring actions and in 2011 a non-deductible business tax charge due to a law change in Colombia.

Commentary - 2013 Compared to 2012
Consolidated
Net sales of $21.2 billion in 2013 were essentially even with the prior year with increased organic sales volumes of 3 percent and higher net selling prices of 1 percent. Changes in foreign currency rates, and lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions, each reduced net sales by 2 percent.
Operating profit of $3,208 in 2013 increased 19 percent from $2,686 in 2012. The increase in operating profit included benefits from organic volume growth and higher net selling prices, as well as FORCE (Focused On Reducing Costs Everywhere) cost

17	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

savings of $310. Comparisons were positively impacted by lower restructuring costs, as 2012 included $299 and $135 of charges for the European strategic changes and pulp and tissue restructuring actions, respectively, and 2013 included $81 of charges for the European strategic changes. Operating profit in 2013 was negatively impacted by inflation in input costs of $205 versus 2012 and unfavorable foreign currency translation effects of $70 as a result of the weakening of several currencies, including the Australian dollar and Brazilian real, relative to the U.S. dollar. Currency transaction effects also negatively impacted the operating profit comparison.
The effective tax rate was 31.5 percent in 2013 compared to 31.7 percent in 2012.
Kimberly-Clark's share of net income of equity companies was $205 in 2013 and $176 in 2012. At Kimberly-Clark de Mexico, S.A.B. de C.V. ("KCM"), results benefited from net sales growth, increased operating profit margin and a stronger Mexican peso versus the U.S. dollar.
Diluted earnings per share were $5.53 in 2013 and $4.42 in 2012. The increase was primarily due to higher operating profit, along with increased equity income and a lower share count.
Personal Care Segment
Net sales of $9.5 billion were essentially even with the prior year with increased organic sales volumes of 4 percent and improved product mix of 1 percent. Lost sales in conjunction with European strategic changes reduced net sales by 3 percent and currency rates were unfavorable by 2 percent. Operating profit of $1,698 increased 2 percent due to cost savings and organic sales volume increases, partially offset by inflation in input costs, manufacturing cost increases, higher marketing, research and general expenses and unfavorable currency effects.
Net sales in North America decreased 1 percent due to lower net selling prices and the impact of unfavorable product mix, which reduced net sales by a combined 1 percent. Sales volumes increased 1 percent and were partially offset by unfavorable currency effects. Adult care volumes increased mid-single digits, including benefits from product innovation on the Depend and Poise brands. Huggies diaper and baby wipe volumes each increased low-single digits. Child care volumes decreased low-single digits and were impacted by category softness, competitive activity and lower shipments for Huggies Little Swimmers swim pants. Feminine care volumes were also down low-single digits.
In KCI, net sales increased 4 percent with sales volumes up 7 percent and higher net selling prices and improved product mix of 1 percent each. Currency rates were unfavorable by more than 4 percent. Volumes increased significantly in China, Russia, Vietnam and throughout most of Latin America, including Brazil, but declined in South Korea and Venezuela. For diapers, the total increase in sales volumes, net selling prices and product mix was more than 35 percent in China and approximately 20 percent in Russia and Brazil.
Net sales in Europe decreased 31 percent, including a 40 percent negative impact from lost sales in conjunction with European strategic changes. Organic sales volumes rose 8 percent, including growth in Huggies baby wipes and child care products, and currency rates were favorable by 1 percent.
Consumer Tissue Segment
Net sales of $6.6 billion increased 2 percent, as higher organic sales volumes and net selling prices each increased 2 percent. These increases were partially offset by the impact of lost sales in conjunction with the European strategic changes and pulp and tissue restructuring actions and unfavorable foreign currency exchange rates, which each decreased net sales by 1 percent. Operating profit of $988 increased 11 percent due to higher net sales, cost savings, the positive impact from higher production volumes, and lower marketing, research and general expenses, partially offset by input cost inflation, other manufacturing cost increases and unfavorable currency effects.
Net sales in North America increased 3 percent compared to 2012, including a 2 percent increase in net selling prices and a 1 percent improvement in product mix. The increase in net selling prices was driven by sheet count reductions accompanying product innovation in 2013 on Kleenex facial tissue and Cottonelle and Scott Extra Soft bathroom tissue. Sales volumes were up slightly compared to 2012, as gains in bath tissue and paper towels were mostly offset by lower volumes in facial tissue.
Net sales increased 5 percent in KCI, with higher sales volumes of 5 percent and increased net selling prices of 4 percent. Unfavorable foreign currency exchange rates decreased net sales by 4 percent. The growth in volume and price was driven by increases in Latin America.
In Europe, net sales decreased 5 percent, including the impact from lost sales in conjunction with the European strategic changes and pulp and tissue restructuring actions of 7 percent and decreased net selling prices of 1 percent. These decrease were partially offset by increased organic sales volumes of 2 percent and favorable currency effects of 1 percent.

18	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

KCP Segment
Net sales of $3.3 billion increased 1 percent compared to 2012 with organic sales volumes, net selling prices and improved product mix each increasing net sales by 1 percent. These increases were partially offset by total lost sales in conjunction with the European strategic changes and pulp and tissue restructuring actions of 1 percent and unfavorable foreign currency exchange rates of 1 percent. Operating profit of $608 increased 12 percent due to sales growth and cost savings, partially offset by input cost inflation, increased marketing, research and general expenses and unfavorable currency effects.
Net sales in North America were up slightly compared to 2012. Higher volumes in washroom and wiper products were mostly offset by the impact from the exit of certain lower-margin safety product offerings.
Net sales increased 4 percent in KCI, despite a 5 percent decrease from unfavorable changes in currency rates. Sales volumes increased 4 percent, driven by growth in Latin America, and net selling prices also rose 4 percent. Improved product mix increased net sales by 1 percent.
In Europe, net sales decreased 1 percent. Lost sales in conjunction with the European strategic changes and pulp and tissue restructuring actions reduced sales volumes by 2 percent and organic sales volumes decreased 1 percent. These decreases were partially offset by the impact of favorable currency rates and improved product mix of 1 percent each.
Health Care Segment
Net sales of $1.6 billion were even with the prior year, as increased sales volumes of 1 percent were offset by unfavorable currency effects of 1 percent. Medical device volumes increased 5 percent, partially offset by lower surgical and infection prevention volumes. Operating profit was $230 in 2013 and $229 in 2012. Benefits from higher sales volumes and deflation in input costs were mostly offset by higher manufacturing costs, increased marketing, research and general expenses and unfavorable currency rates.
Commentary - 2012 Compared to 2011
Consolidated
Net sales of $21.1 billion in 2012 increased 1 percent compared to 2011 due to higher organic sales volumes and net selling prices of 2 percent each and improved product mix of 1 percent. Foreign currency exchange rates were unfavorable by 3 percent and lost sales in conjunction with pulp and tissue restructuring actions reduced net sales by 1 percent. Operating profit increased $244 compared to 2011. Operating profit benefited from increases in net sales, cost savings of $295 and deflation in input costs of $90. These benefits were partially offset by increased marketing, research and general expenses, including $115 in higher strategic marketing spending. Administrative and research spending also increased, in part to build further capabilities and support future growth. Foreign currency translation effects reduced operating profit by $55 as a result of the weakening of several currencies relative to the U.S. dollar. Comparisons were also impacted by the 2012 charges related to the European strategic changes, and 2012 and 2011 charges for the pulp and tissue restructuring actions. In addition, 2011 included a charge for a non-deductible business tax in Colombia.
The effective income tax rate in 2012 was 31.7 percent compared to 30.2 percent in 2011. The increase was primarily due to the tax impact related to the charges for the European strategic changes, partially offset by favorable audit resolutions.
Kimberly-Clark's share of net income of equity companies increased by $15 primarily due to higher earnings at KCM. KCM's net sales grew 3 percent due to increased sales volumes of 6 percent, higher net selling prices of 3 percent and a slight improvement in product mix, partially offset by unfavorable currency effects of 7 percent. Results were also impacted by higher marketing, research and general expenses, cost savings and deflation in input costs.
Net income attributable to noncontrolling interests decreased $15 primarily due to the redemption in 2011 of certain redeemable preferred securities. See Item 8, Note 8 for information on these securities and their redemption.
Personal Care Segment
Net sales of $9.6 billion increased 5 percent due to increased organic sales volumes of 5 percent and an increase in net selling prices of 3 percent. Foreign currency exchange rates were unfavorable by 3 percent. Operating profit of $1.7 billion increased 9 percent due to higher net sales and cost savings, partially offset by inflation in input costs, increases in marketing, research and general expenses and manufacturing costs and unfavorable currency effects.
Net sales in North America increased 2 percent. Net selling prices rose 3 percent, driven by improved revenue realization for Huggies diapers and baby wipes. Overall volumes were down 1 percent as infant care volumes decreased mid-single digits, primarily reflecting category declines. This decrease was mostly offset by volume improvements in adult care of mid-single digits and feminine care of low-single digits, primarily due to innovations in Depend and U by Kotex brands.

19	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

In KCI, net sales increased 8 percent despite a 5 percent decrease from unfavorable changes in currency rates. Sales volumes were up 9 percent, with high single-digit to low double-digit growth in each major region. Volume performance increased in a number of markets, including Brazil, China, Russia, South Africa, South Korea, Vietnam and Venezuela. Overall net selling prices improved 3 percent compared to the year-ago period, driven by increases in Latin America.
In Europe, net sales increased 2 percent, despite an unfavorable currency impact of 6 percent. Sales volumes rose 10 percent, mostly due to growth in non-branded offerings, Huggies baby wipes and child care offerings.
Consumer Tissue Segment
Net sales of $6.5 billion decreased 4 percent due to a 3 percent negative impact of lost sales in conjunction with pulp and tissue restructuring actions, unfavorable foreign currency exchange rates of 2 percent and unfavorable sales mix of 1 percent. Net selling prices increased 2 percent. Operating profit of $887 increased 14 percent due to higher net selling prices, cost savings and deflation in input costs, partially offset by increased marketing, research and general expenses and lower sales volumes.
Net sales in North America were down 3 percent compared to 2011, including a 5 percent decrease from lost sales in conjunction with pulp and tissue restructuring actions. Organic sales volumes were essentially flat with 2011, as gains in paper towels were offset by lower volumes in facial tissue. Overall net selling prices increased 3 percent and changes in product mix reduced net sales 1 percent.
Net sales decreased 1 percent in KCI. Currency rates were unfavorable by 4 percent and lost sales in conjunction with pulp and tissue restructuring actions reduced sales by 1 percent. Net selling prices increased 3 percent and changes in product mix increased net sales by 1 percent. These benefits were partially offset by decreases in organic sales volumes of 1 percent.
In Europe, net sales decreased 8 percent, including an unfavorable currency impact of 5 percent. Changes in product mix, net selling prices and organic sales volumes each decreased net sales by 1 percent.
KCP Segment
Net sales of $3.3 billion were essentially even with 2011 as increased organic sales volumes of 2 percent and higher net selling prices of 1 percent, were mostly offset by unfavorable foreign currency exchange rates of 2 percent. Lost sales in conjunction with pulp and tissue restructuring actions reduced sales by 1 percent. Operating profit of $545 increased 12 percent due to higher sales volumes and net selling prices, cost savings and deflation in input costs, partially offset by increased marketing, research and general expenses, unfavorable currency effects and increased manufacturing costs.
Net sales in North America were essentially even with 2011. Although washroom product volumes increased, these gains were offset by lower volumes in other areas, including safety products and wipers.
Net sales increased 5 percent in KCI, despite a 4 percent decrease from unfavorable changes in currency rates. Sales volumes increased 6 percent, driven by double-digit growth in Latin America, and net selling prices rose 3 percent.
In Europe, net sales decreased 9 percent. Currency rates were unfavorable by 6 percent and lost sales in conjunction with pulp and tissue restructuring actions reduced sales by 4 percent. Organic sales volumes were essentially flat with 2011, and net selling prices increased 1 percent.
Health Care Segment
Net sales of $1.6 billion increased 1 percent as sales volumes increased 2 percent, partially offset by the impact of unfavorable currency effects of 1 percent. Medical device volumes increased 3 percent and surgical and infection prevention volumes increased 2 percent. Operating profit of $229 increased 5 percent as higher net sales, deflation in input costs and lower marketing, research and general expenses were partially offset by increased manufacturing costs.
European Strategic Changes
In 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We have exited the diaper category in that region, with the exception of the Italian market, and divested or exited some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes primarily affect our consumer businesses, with a modest impact on KCP. The impacted businesses generated annual net sales of approximately $0.5 billion and negligible operating profit. As a result of the restructuring activities, annual net sales in 2013 were decreased by $350.
Restructuring actions related to the strategic changes involve the sale or closure of five of our European manufacturing facilities and streamlining our administrative organization.

20	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

The restructuring actions commenced in 2012 and are expected to be completed by December 31, 2014. The restructuring is expected to result in cumulative charges toward the high end of the range of $350 to $400 pre-tax ($300 to $350 after-tax) over that period. Cash costs related to severance and other expenses are expected to be toward the low end of the range of 50 to 60 percent of the charges. Noncash charges consist primarily of asset impairment charges and incremental depreciation.
During 2013, $81 of pre-tax charges were recognized for the strategic changes, including $54 recorded in cost of products sold, $22 recorded in marketing, research and general expenses and $5 recorded in other (income) and expense, net. A related benefit of $15 was recorded in provision for income taxes. On a segment basis, $36, $27 and $13 of the charges were related to personal care, consumer tissue, and KCP, respectively. Cash payments of $156 related to the restructuring were made during 2013.
During 2012, $299 of pre-tax charges were recognized for the strategic changes, including $250 recorded in cost of products sold and $49 recorded in marketing, research and general expenses. A related benefit of $57 was recorded in provision for income taxes. On a segment basis, $213, $66 and $20 of the charges were related to personal care, consumer tissue and KCP, respectively. Non-cash charges totaled $165 in 2012.
For additional information on the European strategic changes, see Item 8, Note 3 to the Consolidated Financial Statements.
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
As a result of the restructuring activities, versus the 2010 baseline, annual net sales in 2013 were decreased by $280 and operating profit was increased by $70. The annual improvement in operating profit, versus the 2010 baseline, is expected to increase to at least $100 in 2014.
During 2012, charges of $128, $6 and $1 were recorded in cost of products sold, marketing, research and general expenses and other (income) and expense, net, respectively, for the restructuring actions. A related benefit of $49 was recorded in provision for income taxes. On a segment basis, $125 and $9 of the charges were related to consumer tissue and KCP, respectively. On a geographic basis, $97, $35 and $3 of the charges were recorded in the United States, Australia and elsewhere, respectively.
During 2011, charges of $407, $6 and $2 were recorded in cost of products sold, marketing, research and general expenses and other (income) and expense, net, respectively, for the restructuring actions. A related benefit of $126 was recorded in provision for income taxes. On a segment basis, $357 and $56 of the charges were related to consumer tissue and KCP, respectively. On a geographic basis, $204, $133 and $78 of the charges were recorded in the United States, Australia and elsewhere, respectively.

21	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Unaudited Quarterly Data

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$5,305	$5,262	$5,267	$5,318	$5,307	$5,246	$5,269	$5,241
Gross profit	1,813	1,805	1,800	1,822	1,524	1,766	1,755	1,704
Operating profit	822	807	796	783	449	783	754	700
Net income attributable to the Corporation	539	546	526	531	267	517	498	468
Per share basis
Basic	1.41	1.43	1.37	1.37	0.68	1.31	1.27	1.19
Diluted	1.40	1.42	1.36	1.36	0.68	1.30	1.26	1.18
Cash dividends declared per share	0.81	0.81	0.81	0.81	0.74	0.74	0.74	0.74
Market price per share
High	111.68	100.81	106.54	97.99	87.80	88.25	83.77	74.39
Low	93.12	91.44	93.76	83.92	82.15	81.29	73.33	70.50
Close	104.46	94.22	97.14	97.98	84.43	85.78	83.77	73.89
Results include charges related to the European strategic changes in 2013 and 2012, a charge related to the devaluation of the Venezuelan bolivar in 2013 and charges related to the pulp and tissue restructuring actions in 2012. See Item 8, Notes 1, 3 and 4 for more information.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $3.0 billion in 2013 compared to $3.3 billion in 2012. Despite higher earnings and improvements in our working capital cash conversion cycle, cash from operations decreased as a result of higher tax payments, pension contributions and cash payments for restructuring actions.
Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2014	2015	2016	2017	2018	2019+
Long-term debt	$5,698	$312	$353	$302	$962	$902	$2,867
Interest payments on long-term debt	2,994	275	260	249	222	173	1,815
Redemption of preferred securities	526	500	—	—	—	—	26
Returns on redeemable preferred securities	37	28	2	2	2	2	1
Operating leases	764	189	155	124	113	76	107
Unconditional purchase obligations	1,613	481	259	189	173	177	334
Open purchase orders	1,354	1,254	80	14	1	5	—
Total contractual obligations	$12,986	$3,039	$1,109	$880	$1,473	$1,335	$5,150

•	Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2013.

•
Two consolidated financing subsidiaries have issued redeemable preferred securities. In December 2013, the holder of the securities of one of the subsidiaries caused the subsidiary to elect to redeem the $500 face value of the securities in December 2014. As a result, we will repay the $500 face value plus accrued return in 2014. Returns on the redeemable preferred securities reflect required return payments through the December 2014 redemption date for the $500 face

22	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

value and through the potential redemption date in 2019 for the $26 face value of securities issued by the other subsidiary. See Item 8, Note 8 to the Consolidated Financial Statements for additional information regarding the securities.

•
The unconditional purchase obligations are for the purchase of raw materials, primarily pulp, and utilities. Although we are primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, we believe exposure to losses, if any, under these arrangements is not material.

•	The open purchase orders displayed in the table represent amounts for goods and services we have negotiated for delivery.
The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:

•	We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute approximately $100 to $200 to these plans in 2014.

•
Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations of $57 in 2014 to more than $65 by 2023.

•	Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.
Investing
During 2013, our capital spending was $1.0 billion compared to $1.1 billion in the prior year. We expect capital spending to be $1.0 billion to $1.2 billion in 2014. In 2013, proceeds from the disposition of property were $129 primarily due to the sale of certain non-core assets.
Financing
At December 31, 2013 and 2012, total debt and redeemable securities was $6.3 billion and $6.7 billion, respectively. In December 2013, a financial institution assumed our monetization loan of $397 and acquired ownership rights to most of the related note receivable. See Item 8, Note 8 to the Consolidated Financial Statements for additional information regarding the securities.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2013, we repurchased 12.4 million shares of our common stock at a cost of $1.2 billion through a broker in the open market. In 2014, we plan to repurchase $1.3 billion to $1.5 billion of shares through open market purchases, subject to market conditions.
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
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $63 as of December 31, 2013 (included in debt payable within one year on the Consolidated Balance Sheet). The average month-end balance of short-term debt for the fourth quarter of 2013 was $302, and for the twelve months ended December 31, 2013 was $472. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
We account for our operations in Venezuela using highly inflationary accounting. On February 13, 2013, the Venezuelan government announced a devaluation of the Central Bank of Venezuela ("Central Bank") regulated currency exchange system rate to 6.3 bolivars per U.S. dollar and the elimination of the SITME rate. As a result of the devaluation, we recorded a $26 after-tax charge ($36 pre-tax) related to the remeasurement of the local currency-denominated balance sheet to the new exchange rate in 2013. Prior to this

23	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

devaluation, we used the Central Bank SITME rate of 5.4 bolivars per U.S. dollar to measure K-C Venezuela's bolivar-denominated transactions into U.S. dollars. The $36 pre-tax charge is reflected in the Consolidated Income Statement in other (income) and expense, net for the year ended December 31, 2013. In the Consolidated Cash Flow Statement, this non-cash charge is included in other in cash provided by operations.
At December 31, 2013, K-C Venezuela had a bolivar-denominated net monetary asset position of $309 and our net investment in K-C Venezuela was $445, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented approximately 2 percent of consolidated net sales for the years ended December 31, 2013 and 2012 and approximately 1 percent of consolidated net sales for the year ended December 31, 2011.
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
Variable Interest Entities
We have interests in the financing entities discussed in Item 8, Note 8 to the Consolidated Financial Statements.
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
Sales Incentives and Trade Promotion Allowances
Among those factors affecting the accruals for promotions are estimates of the number of consumer coupons that will be redeemed and the type and number of activities within promotional programs between us and our trade customers. Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories. Estimates of trade promotion liabilities for promotional program costs incurred, but unpaid, are generally based on estimates of the quantity of customer sales, timing of promotional activities and forecasted costs for activities within the promotional programs. Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, favorable end-of-aisle or in-store product displays and other activities conducted by our customers to promote our products. Promotion accruals as of December 31, 2013 and 2012 were $311 and $319, respectively. Rebate accruals are based on estimates of the quantity of products expected to be sold to specific customers, and were $358 and $340 at December 31, 2013 and 2012, respectively.
Employee Postretirement Benefits
Pension Plans
We have defined benefit pension plans in North America and the United Kingdom (the "Principal Plans") and/or defined contribution retirement plans covering substantially all regular employees. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for our qualified defined benefit plans is to contribute assets at least equal to regulatory minimum requirements. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded.
Consolidated pension expense for defined benefit pension plans was $69 in 2013 compared with $122 in 2012. Expense in 2013 included a benefit of $31 from a plan curtailment related to restructuring associated with the European strategic changes. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense was 6.26 percent in 2013 compared with 6.49 percent in 2012 and will be 5.98 percent in 2014. The weighted-average expected long-term rate of return

24	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

on pension fund assets used to calculate pension expense for the Principal Plans was 6.43 percent in 2013 compared with 6.68 percent in 2012 and will be 6.16 percent in 2014. The expected long-term rates of return are evaluated on an annual basis. In setting these assumptions, we consider a number of factors including projected future returns by asset class relative to the target asset allocation. Actual asset allocations are regularly reviewed and they are periodically rebalanced to the targeted allocations when considered appropriate.
Pension expense is determined using the fair value of assets rather than a calculated value that averages gains and losses ("Calculated Value") over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of assets and the actual return based on the fair value of assets. The variance between actual and expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a Calculated Value was used for plan assets. As of December 31, 2013, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $2.5 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the "corridor" as required.
The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2013 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the U.K. and Canadian plans, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. The weighted-average discount rate for the Principal Plans increased to 4.76 percent at December 31, 2013 from 4.12 percent at December 31, 2012. These rates are used as an input in calculating pension expense for 2014 and 2013, respectively.
Consolidated pension expense for defined benefit pension plans is estimated to approximate $110 in 2014. This estimate includes a charge of approximately $15 from an expected plan settlement related to the European strategic changes. Pension expense beyond 2014 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
If the expected long-term rates of return on assets for the Principal Plans were lowered by 0.25 percent, our annual pension expense would increase by approximately $13 in 2014. If the discount rate assumptions for these same plans were reduced by 0.25 percent, annual pension expense would increase by approximately $3 and the December 31, 2013 pension liability would increase by about $177.
The fair value of the assets in our defined benefit plans was $5.6 billion and $5.4 billion at December 31, 2013 and December 31, 2012, respectively. The projected benefit obligations of the defined benefit plans exceeded the fair value of plan assets by approximately $0.6 billion and $1.2 billion at December 31, 2013 and December 31, 2012, respectively. On a consolidated basis, we contributed $220 to our pension plans in 2013 compared with $110 in 2012. In addition, we made direct benefit payments of $13 in 2013 and $14 in 2012. We currently anticipate contributing $100 to $200 to our pension plans in 2014.
Other Postretirement Benefit Plans
Substantially all U.S. retirees and employees have access to our unfunded healthcare and life insurance benefit plans. We made benefit payments of $52 in 2013 compared with $55 in 2012. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above. If the discount rate assumptions for these plans were reduced by 0.25 percent, there would be no impact to 2014 other postretirement benefit expense and the December 31, 2013 benefit liability would increase by about $18.
The methodology for determining the discount rate used for each country's other postretirement benefit obligation is the same as the methodology used to determine the discount rate used for that country's pension obligation. The discount rates displayed for the two types of obligations for our consolidated operations may appear different due to the unique benefit payments of the plans.
The healthcare cost trend rate is based on a combination of inputs including our recent claims history and insights from external advisers regarding recent developments in the healthcare marketplace, as well as projections of future trends in the marketplace. The annual increase in the consolidated weighted-average healthcare cost trend rate is expected to be 6.2 percent in 2014 and to gradually decline to 5.0 percent in 2022 and thereafter. See Item 8, Note 10 to the Consolidated Financial Statements for disclosure of the effect of a one percentage point change in the healthcare cost trend rate.

25	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Goodwill and Other Intangible Assets
The carrying amount of goodwill is tested annually for impairment and whenever events or circumstances indicate that impairment may have occurred. During the third quarter of 2013, we changed our annual goodwill impairment testing date from the beginning of the fourth quarter to the beginning of the third quarter, which did not result in the delay, acceleration or avoidance of an impairment charge. We believe this timing is preferable as it better aligns the goodwill impairment test with our strategic business planning process, which is a key component of the goodwill impairment test. The change was applied prospectively, as retrospective application would have been impractical because we are unable to objectively select assumptions that would have been used in previous periods without the benefit of hindsight.
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
If a possible impairment is indicated, the implied fair value of goodwill would be estimated by comparing the fair value of the net assets of the unit excluding goodwill to the total fair value of the unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. The annual goodwill impairment testing has been completed and, as the fair value of each reporting unit was in excess of the respective reporting unit's carrying value, it has been determined that our $3.2 billion of goodwill is not impaired.
We have no significant intangible assets with indefinite useful lives. At December 31, 2013, we have intangible assets with finite useful lives with a gross carrying amount of $546 and a net carrying amount of $236. These assets are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset is not recoverable based on estimated future undiscounted cash flows, an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its fair value (based on discounted future cash flows). Judgment is used in assessing whether the carrying amount of intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.
Deferred Income Taxes and Potential Assessments
As of December 31, 2013, we have recorded deferred tax assets related to income tax loss carryforwards, income tax credit carryforwards and capital loss carryforwards totaling $604 and had established valuation allowances against these deferred tax assets of $173, thereby resulting in a net deferred tax asset of $431. As of December 31, 2012, the net deferred tax asset was $527. These carryforwards are primarily in non-U.S. taxing jurisdictions and in certain states in the U.S. Foreign tax credits earned in the U.S. in current and prior years, which cannot be used currently, also give rise to net deferred tax assets. In determining the valuation allowances to establish against these deferred tax assets, many factors are considered, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.
As of December 31, 2013, U.S. income taxes and foreign withholding taxes have not been provided on approximately $9.8 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities or if we were to sell our stock in the subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination, as appropriate.
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

26	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

changing interpretations of laws, rulings by tax authorities or the expiration of the statute of limitations. Our U.S. federal income tax returns have been audited through 2009. IRS assessments of additional taxes have been paid through 2003. We have various federal income tax return positions in administrative appeals or litigation for 1999 to 2009. We currently believe that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on our business, financial condition, results of operations or liquidity.
Legal Matters
We are subject to various legal proceedings, claims and governmental inquiries, inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, pricing, business practices, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.
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
Business Outlook
2014 Operating Results
We plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2014, we expect GAAP earnings per share in a range of $5.95 to $6.17. Growth in organic volume, net selling prices and product mix is expected to be in the combined 3 to 5 percent target range, led by KCI. We expect net sales to be negatively impacted by lost sales from the European strategic changes and pulp and tissue restructuring actions of 1 percent and unfavorable foreign currency exchange rates of 2 to 3 percent. We plan to achieve cost savings of at least $300 to help offset anticipated unfavorable foreign currency translation operating profit impacts of 3 to 4 percent and commodity cost inflation of $150 to $250. We anticipate that advertising and research and development spending will increase faster than sales to support targeted growth initiatives and innovation activities. We expect the effective tax rate to be between 31.0 and 32.5 percent. We anticipate capital spending to be in a $1.0 to $1.2 billion range and share repurchases to total $1.3 to $1.5 billion, subject to market conditions. We expect to contribute $100 to $200 to our defined benefit pension plans and to increase our quarterly dividend 2 to 4 percent effective April 2014, subject to approval by the Board of Directors. The 2014 assumptions include a full year of the health care business and do not include spin-off transaction or related costs.
Potential Spin-off of Health Care Business
In November 2013, we announced that our Board of Directors authorized management to pursue a potential tax-free spin-off of our health care business. A spin-off would create a stand-alone, publicly traded health care company with approximately $1.6 billion in annual net sales, focused on the sale of surgical and infection prevention products for the operating room and other medical supplies, and medical devices focused on pain management, respiratory and digestive health. We expect that the spin-off would be in the form of a tax-free distribution of 100 percent of the new company’s common stock to Kimberly-Clark shareholders.
Although our current target is to complete the spin-off by the end of the third quarter of 2014, there are no assurances as to when the proposed spin-off will be completed, if at all, or if the spin-off will be completed based on the expected plans.

27	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated costs, scope, timing and financial and other effects of the European strategic changes and the pulp and tissue restructuring actions, the proposed spin-off of our health care business, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, cost savings and reductions, net sales, anticipated currency rates and exchange risks, raw material, energy and other input costs, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
As of December 31, 2013, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have resulted in a net pre-tax loss of approximately $25, excluding the effect of an unfavorable change in the Venezuelan bolivar discussed below. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2013 rates and the assumed rates. In the view of management, the above hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

28	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Our operations in Venezuela are reported using highly inflationary accounting and their functional currency is the U.S. dollar. Changes in the value of a Venezuelan bolivar versus the U.S. dollar applied to our bolivar-denominated net monetary asset position are recorded in income at the time of the change. At December 31, 2013, a 10 percent unfavorable change in the exchange rate would have resulted in a net pre-tax loss of approximately $30. There are no viable options for hedging this exposure.
The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. As of December 31, 2013, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $900. These hypothetical adjustments in UTA are based on the difference between the December 31, 2013 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2013, the debt portfolio was composed of approximately 15 percent variable-rate debt and 85 percent fixed-rate debt.
Two separate tests are performed to determine whether changes in interest rates would have a significant effect on our financial position or future results of operations. Both tests are based on consolidated debt levels at the time of the test. The first test estimates the effect of interest rate changes on fixed-rate debt. Interest rate changes would result in gains or losses in the market value of fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to fixed-rate debt outstanding at December 31, 2013, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $195. The second test estimates the potential effect on future pre-tax income that would result from increased interest rates applied to our current level of variable-rate debt. With respect to variable-rate debt, a 10 percent increase in interest rates would not have a material effect on the future results of operations or cash flows.
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

29	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
(Millions of dollars, except per share amounts)	2013	2012	2011
Net Sales	$21,152	$21,063	$20,846
Cost of products sold	13,912	14,314	14,694
Gross Profit	7,240	6,749	6,152
Marketing, research and general expenses	4,028	4,069	3,761
Other (income) and expense, net	4	(6)	(51)
Operating Profit	3,208	2,686	2,442
Interest income	20	18	18
Interest expense	(283)	(284)	(277)
Income Before Income Taxes and Equity Interests	2,945	2,420	2,183
Provision for income taxes	(929)	(768)	(660)
Income Before Equity Interests	2,016	1,652	1,523
Share of net income of equity companies	205	176	161
Net Income	2,221	1,828	1,684
Net income attributable to noncontrolling interests	(79)	(78)	(93)
Net Income Attributable to Kimberly-Clark Corporation	$2,142	$1,750	$1,591

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$5.58	$4.45	$4.02
Diluted	$5.53	$4.42	$3.99
Cash Dividends Declared	$3.24	$2.96	$2.80

See Notes to Consolidated Financial Statements.

30	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
(Millions of dollars)	2013	2012	2011
Net Income	$2,221	$1,828	$1,684
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(494)	215	(249)
Employee postretirement benefits	302	(377)	(134)
Other	17	(16)	(30)
Total Other Comprehensive Income (Loss), Net of Tax	(175)	(178)	(413)
Comprehensive Income	2,046	1,650	1,271
Comprehensive income attributable to noncontrolling interests	(87)	(93)	(80)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$1,959	$1,557	$1,191

See Notes to Consolidated Financial Statements.

31	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31
(Millions of dollars)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$1,054	$1,106
Accounts receivable, net	2,545	2,642
Inventories	2,233	2,348
Other current assets	718	493
Total Current Assets	6,550	6,589
Property, Plant and Equipment, Net	7,948	8,095
Investments in Equity Companies	382	355
Goodwill	3,181	3,337
Other Intangible Assets	243	246
Long-Term Note Receivable	—	395
Other Assets	615	856
TOTAL ASSETS	$18,919	$19,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$375	$1,115
Redeemable preferred securities of subsidiary	506	—
Trade accounts payable	2,598	2,443
Accrued expenses	2,060	2,244
Dividends payable	309	289
Total Current Liabilities	5,848	6,091
Long-Term Debt	5,386	5,070
Noncurrent Employee Benefits	1,312	1,992
Deferred Income Taxes	817	488
Other Liabilities	344	396
Redeemable Preferred and Common Securities of Subsidiaries	72	549
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock—no par value—authorized 20.0 million shares, none issued	—	—
Common stock—$1.25 par value—authorized 1.2 billion shares; issued 428.6 million shares at December 31, 2013 and 2012	536	536
Additional paid-in capital	594	481
Common stock held in treasury, at cost—47.8 million and 39.3 million shares at December 31, 2013 and 2012	(3,746)	(2,796)
Retained earnings	9,714	8,823
Accumulated other comprehensive income (loss)	(2,242)	(2,059)
Total Kimberly-Clark Corporation Stockholders' Equity	4,856	4,985
Noncontrolling Interests	284	302
Total Stockholders' Equity	5,140	5,287
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,919	$19,873

See Notes to Consolidated Financial Statements.

32	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Milions of dollars, shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount		Shares	Amount

Balance at December 31, 2010	478,597	$598	$425	71,741	$(4,726)	$11,086	$(1,466)	$285
Net income in stockholders' equity	—	—	—	—	—	1,591	—	39
Other comprehensive income, net of tax
Unrealized translation	—	—	—	—	—	—	(236)	(13)
Employee postretirement benefits	—	—	—	—	—	—	(133)	(1)
Other	—	—	—	—	—	—	(31)	1
Stock-based awards exercised or vested	—	—	(47)	(7,924)	490	—	—	—
Income tax benefits on stock-based compensation	—	—	10	—	—	—	—	—
Shares repurchased	—	—	—	19,120	(1,247)	—	—	—
Shares retired	(50,000)	(62)	—	(50,000)	3,378	(3,316)	—	—
Recognition of stock-based compensation	—	—	48	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,107)	—	(29)
Other	—	—	4	—	—	(10)	—	(2)
Balance at December 31, 2011	428,597	536	440	32,937	(2,105)	8,244	(1,866)	280
Net income in stockholders' equity	—	—	—	—	—	1,750	—	47
Other comprehensive income, net of tax
Unrealized translation	—	—	—	—	—	—	195	20
Employee postretirement benefits	—	—	—	—	—	—	(372)	(5)
Other	—	—	—	—	—	—	(16)	—
Stock-based awards exercised or vested	—	—	(78)	(10,492)	643	—	—	—
Income tax benefits on stock-based compensation	—	—	43	—	—	—	—	—
Shares repurchased	—	—	—	16,877	(1,333)	—	—	—
Recognition of stock-based compensation	—	—	67	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,163)	—	(38)
Other	—	—	9	—	(1)	(8)	—	(2)
Balance at December 31, 2012	428,597	536	481	39,322	(2,796)	8,823	(2,059)	302
Net income in stockholders' equity	—	—	—	—	—	2,142	—	48
Other comprehensive income, net of tax
Unrealized translation	—	—	—	—	—	—	(499)	5
Employee postretirement benefits	—	—	—	—	—	—	298	4
Other	—	—	—	—	—	—	18	(1)
Stock-based awards exercised or vested	—	—	(33)	(4,108)	264	—	—	—
Income tax benefits on stock-based compensation	—	—	46	—	—	—	—	—
Shares repurchased	—	—	—	12,584	(1,214)	—	—	—
Recognition of stock-based compensation	—	—	92	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,244)	—	(39)
Other	—	—	8	—	—	(7)	—	(35)
Balance at December 31, 2013	428,597	$536	$594	47,798	$(3,746)	$9,714	$(2,242)	$284

See Notes to Consolidated Financial Statements.

33	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
(Millions of dollars)	2013	2012	2011
Operating Activities
Net income	$2,221	$1,828	$1,684
Depreciation and amortization	863	857	1,091
Asset impairments	45	171	58
Stock-based compensation	92	67	48
Deferred income taxes	151	224	274
Net (gains) losses on asset dispositions	11	35	(6)
Equity companies' earnings in excess of dividends paid	(36)	(27)	(23)
(Increase) decrease in operating working capital	(158)	119	(262)
Postretirement benefits	(158)	7	(574)
Other	9	7	(2)
Cash Provided by Operations	3,040	3,288	2,288
Investing Activities
Capital spending	(953)	(1,093)	(968)
Acquisitions of businesses	(32)	(5)	—
Proceeds from dispositions of property	129	9	51
Proceeds from sales of investments	26	23	28
Investments in time deposits	(93)	(212)	(158)
Maturities of time deposits	94	95	141
Proceeds from maturity of note receivable	—	—	220
Other	(15)	(1)	5
Cash Used for Investing	(844)	(1,184)	(681)
Financing Activities
Cash dividends paid	(1,223)	(1,151)	(1,099)
Change in short-term borrowings	(287)	271	13
Debt proceeds	890	315	839
Debt repayments	(544)	(492)	(107)
Redemption of redeemable preferred securities of subsidiary	—	—	(500)
Cash paid on redeemable preferred securities of subsidiary	(27)	(28)	(57)
Proceeds from exercise of stock options	232	565	435
Acquisitions of common stock for the treasury	(1,216)	(1,284)	(1,246)
Other	(10)	2	(19)
Cash Used for Financing	(2,185)	(1,802)	(1,741)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(63)	40	22
Increase (Decrease) in Cash and Cash Equivalents	(52)	342	(112)
Cash and Cash Equivalents - Beginning of Year	1,106	764	876
Cash and Cash Equivalents - End of Year	$1,054	$1,106	$764

See Notes to Consolidated Financial Statements.

34	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

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
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, consumer and trade promotion and rebate accruals, pension and other postretirement benefits, future cash flows associated with impairment testing for goodwill and long-lived assets, and deferred tax assets and potential income tax assessments.
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
Property and Depreciation
Property, plant and equipment are stated at cost and are depreciated on the straight-line method. Buildings are depreciated over their estimated useful lives, primarily 40 years. Machinery and equipment are depreciated over their estimated useful lives, primarily ranging from 16 to 20 years. Purchases of computer software, including external costs and certain internal costs (including payroll and payroll-related costs of employees) directly associated with developing significant computer software applications for internal use, are capitalized. Computer software costs are amortized on the straight-line method over the estimated useful life of the software, which generally does not exceed 5 years.
Estimated useful lives are periodically reviewed and, when warranted, changes are made to them. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use and eventual disposition of an asset group, which are identifiable and largely independent of the cash flows of other asset groups, are less than the carrying amount of the asset group. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent appraisals, as appropriate. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the Consolidated Balance Sheet and any gain or loss on the transaction is included in income.
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. During the third quarter of 2013, we changed the measurement date for our annual goodwill impairment test from the beginning of the fourth quarter to the beginning of the third quarter. This change did not result in the delay, acceleration or avoidance of an impairment charge. We believe this timing is preferable as it better aligns the goodwill impairment test with our strategic business planning process, which is a key component of the goodwill impairment test. The change was applied prospectively, as

35	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

retrospective application would have been impractical because we are unable to objectively select assumptions that would have been used in previous periods without the benefit of hindsight.
Impairment testing compares the reporting unit carrying amount of goodwill with its fair value. Fair value is estimated based on discounted cash flows. If the reporting unit carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded. We have completed the required annual testing of goodwill for impairment for all reporting units and have determined that goodwill is not impaired.
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
Investments in Equity Companies
Investments in companies which we do not control but over which we have the ability to exercise significant influence and that, in general, are at least 20 percent-owned by us, are stated at cost plus equity in undistributed net income. These investments are evaluated for impairment when warranted. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," we would consider the length of time and extent to which the fair value of the equity company investment has been less than the carrying amount, the near-term and longer-term operating and financial prospects of the equity company, and our longer-term intent of retaining the investment in the equity company.
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
Advertising Expense
Advertising costs are expensed in the year the related advertisement or campaign is first presented by the media. For interim reporting purposes, advertising expenses are charged to operations as a percentage of sales based on estimated sales and related advertising expense for the full year.
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

36	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

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
The income statements and balance sheets of operations in highly inflationary economies are translated into U.S. dollars using both current and historical rates of exchange. We account for our operations in Venezuela using highly inflationary accounting. On February 13, 2013, the Venezuelan government announced a devaluation of the Central Bank of Venezuela ("Central Bank") regulated currency exchange system rate to 6.3 bolivars per U.S. dollar and the elimination of the SITME rate. As a result of the devaluation, we recorded a $26 after tax charge ($36 pre-tax) related to the remeasurement of the local currency-denominated balance sheet to the new exchange rate in 2013. Prior to this devaluation, we used the Central Bank SITME rate of 5.4 bolivars per U.S. dollar to measure K-C Venezuela's bolivar-denominated transactions into U.S. dollars. The $36 pre-tax charge is reflected in the Consolidated Income Statement in other (income) and expense, net for the year ended December 31, 2013. In the Consolidated Cash Flow Statement, this non-cash charge is included in other in cash provided by operations.
At December 31, 2013, K-C Venezuela had a bolivar-denominated net monetary asset position of $309 and our net investment in K-C Venezuela was $445, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented approximately 2 percent of consolidated net sales for the years ended December 31, 2013 and 2012 and approximately 1 percent of consolidated net sales for the year ended December 31, 2011.
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
New Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), an amendment to FASB Accounting Standards Codification Topic 220, Comprehensive Income. This update requires disclosure of amounts reclassified out of AOCI by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. We adopted ASU No. 2013-02 on January 1, 2013.

37	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Note 2.    Proposed Spin-Off of Health Care Business
In November 2013, we announced that our Board of Directors authorized management to pursue a potential tax-free spin-off of our health care business. A spin-off would create a stand-alone, publicly traded health care company with approximately $1.6 billion in annual net sales, focused on the sale of surgical and infection prevention products for the operating room and other medical supplies, and medical devices focused on pain management, respiratory and digestive health.
Although our current target is to complete the spin-off by the end of the third quarter of 2014, there are no assurances as to when the proposed spin-off will be completed, if at all, or if the spin-off will be completed based on the expected plans.

Note 3.    European Strategic Changes
In 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We have exited the diaper category in that region, with the exception of the Italian market, and divested or exited some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes primarily affect our consumer businesses, with a modest impact on K-C Professional ("KCP"). The restructuring actions commenced in 2012 and are expected to be completed by December 31, 2014.
Restructuring actions related to the strategic changes involve the sale or closure of five of our European manufacturing facilities and streamlining our administrative organization. The following charges were incurred in connection with the European strategic changes:

	Year Ended December 31
	2013	2012
Asset impairments	$22	$147
Charges for workforce reductions	10	77
Asset write-offs	13	10
Incremental depreciation	18	8
Benefit from pension curtailment	(31)	—
Other exit costs	22	8
Cost of products sold	54	250
Charges for workforce reductions and other exit costs included in marketing, research and general expenses and other (income) and expense, net	27	49
Provision for income taxes	(15)	(57)
Net charges	$66	$242
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
See Note 17 for charges related to the European strategic changes by segment.
The following summarizes the cash charges recorded and reconciles these charges to accrued expenses:

	2013	2012
Accrued expenses - January 1	$133	$—
Charges for workforce reductions and other exit costs	69	134
Cash payments	(156)	(4)
Currency and other	(9)	3
Accrued expenses - December 31	$37	$133

38	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Note 4.    Pulp and Tissue Restructuring Actions
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
During 2012, charges of $128, $6 and $1 were recorded in cost of products sold, marketing, research and general expenses and other (income) and expense, net, respectively, for the restructuring actions. A related benefit of $49 was recorded in provision for income taxes. On a geographic basis, charges of $97, $35 and $3 were recorded in the United States, Australia and elsewhere, respectively.
During 2011, charges of $407, $6 and $2 were recorded in cost of products sold, marketing, research and general expenses and other (income) and expense, net, respectively, for the restructuring actions. A related benefit of $126 was recorded in provision for income taxes. On a geographic basis, charges of $204, $133 and $78 were recorded in the United States, Australia and elsewhere, respectively.
See Note 17 for charges by segment.

Note 5.    Fair Value Information
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
During 2013 and 2012, there were no significant transfers among level 1, 2 or 3 fair value determinations.

39	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Set forth below are the assets and liabilities that are measured on a recurring basis at fair value and the inputs used to develop those fair value measurements.

	December 31, 2013	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance ("COLI")	$55	$—	$55	$—
Available-for-sale securities	22	22	—	—
Derivatives	62	—	62	—
Total	$139	$22	$117	$—
Liabilities
Derivatives	$49	$—	$49	$—

	December 31, 2012	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
COLI	$49	$—	$49	$—
Available-for-sale securities	17	17	—	—
Derivatives	61	—	61	—
Total	$127	$17	$110	$—
Liabilities
Derivatives	$63	$—	$63	$—
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

40	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2013		December 31, 2012
Assets
Cash and cash equivalents(a)	1	$1,054	$1,054	$1,106	$1,106
Time deposits(b)	1	222	222	224	224
Note receivable(c)	3	16	16	395	392
Liabilities and redeemable securities of subsidiaries
Short-term debt(d)	2	63	63	359	359
Monetization loan(c)	3	—	—	397	400
Long-term debt(e)	2	5,698	6,271	5,429	6,527
Redeemable preferred securities of subsidiaries(c)	3	532	552	506	543
Redeemable common securities of subsidiary(f)	3	46	46	43	43

(a)
Cash equivalents are composed of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.

(b)
Time deposits are comprised of deposits with original maturities of more than 90 days but less than one year and instruments with original maturities of greater than one year, included in other current assets or other assets in the Consolidated Balance Sheet, as appropriate. Time deposits are recorded at cost, which approximates fair value.

(c)
The note, monetization loan and redeemable preferred securities of subsidiaries are not traded in active markets. Accordingly, their fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. See Note 8 for additional information.

(d)	Short-term debt is comprised of U.S. commercial paper and/or other similar short-term debt issued by non-U.S. subsidiaries, all of which are recorded at cost, which approximates fair value.

(e)
Long-term debt includes the current portion of these debt instruments and excludes the monetization loan. Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(f)	The fair value of the redeemable common securities of subsidiary was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 6.    Acquisitions and Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows:

	Personal Care	Consumer Tissue	K-C Professional	Health Care	Total
Balance at December 31, 2011	$769	$694	$443	$1,434	$3,340
Currency and other	(5)	1	(1)	2	(3)
Balance at December 31, 2012	764	695	442	1,436	3,337
Acquisitions	6	—	—	3	9
Currency and other	(86)	(54)	(18)	(7)	(165)
Balance at December 31, 2013	$684	$641	$424	$1,432	$3,181

41	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

At December 31, 2013 and 2012, we had intangible assets with indefinite useful lives of $7 and $11, respectively, related to acquired in-process research and development. Intangible assets subject to amortization consist of the following at December 31:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$252	$163	$253	$156
Patents and developed technologies	201	85	158	64
Other	93	62	105	61
Total	$546	$310	$516	$281
Amortization expense for intangible assets was $39 in 2013, $29 in 2012 and $24 in 2011. Amortization expense is estimated to be $42 in 2014, $34 in 2015, $28 in 2016, $23 in 2017 and $19 in 2018.

Note 7.    Debt
Long-term debt is comprised of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2013	2012
Notes and debentures	5.2%	2014 - 2043	$5,163	$4,857
Dealer remarketable securities	4.2%	2014 - 2016	200	200
Industrial development revenue bonds	0.2%	2015 - 2034	261	261
Bank loans and other financings in various currencies	5.6%	2014 - 2025	74	508
Total long-term debt			5,698	5,826
Less current portion			312	756
Long-term portion			$5,386	$5,070
Scheduled maturities of long-term debt for the next five years are $312 in 2014, $353 in 2015, $302 in 2016, $962 in 2017 and $902 in 2018.
In May 2013, we issued $250 aggregate principal amount of floating rate notes due May 15, 2016, $350 aggregate principal amount of 2.4% notes due June 1, 2023, and $250 aggregate principal amount of 3.7% notes due June 1, 2043. Proceeds from the offering were used to repay our $500 aggregate principal amount of 5.0% notes due August 15, 2013, to fund investment in our business and for general corporate purposes.
In 2012, we issued $300 aggregate principal amount of 2.4% notes due March 1, 2022.  Proceeds from the offering were used for general corporate purposes, including to repay a portion of our $400 aggregate principal amount of 5.625% notes that were due February 15, 2012.
In 2011, we issued $250 aggregate principal amount of 3.875% notes due March 1, 2021 and $450 aggregate principal amount of 5.3% notes due March 1, 2041. Proceeds from the offering were used for general corporate purposes, including purchasing shares of company common stock pursuant to publicly announced share repurchase programs.
In 2006, we issued $200 of dealer remarketable securities that have a final maturity in 2016. The remarketing provisions of these debt instruments require that each year the securities either be remarketed by the dealer or repaid. In both 2012 and 2013, the dealer exercised its option to remarket the securities for another year, and remarketed the securities to third parties.
We maintain a $1.5 billion revolving credit facility, scheduled to expire in October 2016, as well as the option to increase this facility by an additional $500.  This facility, currently unused, supports our commercial paper program and would provide liquidity in the event our access to the commercial paper market is unavailable for any reason.

42	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Note 8.    Redeemable Preferred and Common Securities of Subsidiaries
Monetization Financing Entity
Prior to December 2013, we had a minority voting interest in a financing entity used to monetize a note receivable received from the sale of nonstrategic timberlands and related assets to a nonaffiliated buyer. We were the primary beneficiary of the entity and, accordingly, consolidated the entity in our Consolidated Financial Statements. The note receivable has a face value of $397 and is backed by an irrevocable standby letter of credit issued by a money center bank. The note receivable matures on September 30, 2014 and earns interest at LIBOR plus 75 bps. The note receivable and other assets were transferred to the financing entity in 1999. A nonaffiliated financial institution made a substantive capital investment in the financing entity and had majority voting control over it. The nonaffiliated financial institution also made a monetization loan of $397 to us, which was assumed by the financing entity at the time the note receivable was transferred to the financing entity. The monetization loan was secured by the note receivable and intercompany financial instruments, which served as secondary collateral for the monetization loan. The monetization loan had a maturity date of January 31, 2014, and had an interest rate of LIBOR plus 150 bps.
In December 2013, the financing entity was restructured and its assets were divided. The restructuring resulted in the financial institution acquiring ownership rights to most of the note receivable and assuming the monetization loan of $397. In addition, as part of the restructuring, the financial institution acquired $26 face value of redeemable preferred securities issued by one of our subsidiaries, recorded at their transfer-date fair value. Under the restructuring, we became the owners of any assets that were previously part of the financing entity that are not owned by the financial institution. Net cash payments to restructure the financing entity and divide its assets totaled $24 in 2013, which was included in other in cash used for financing in the Consolidated Cash Flow Statement.
In addition, on July 7, 2011, we collected the face value of a note receivable of $220 in cash held by another financing entity in which we acquired the voting equity interest of the nonaffiliated financial institution and its monetization loan rights in November 2009.
Luxembourg-Based Financing Subsidiary
In February 2001, we, together with a non-affiliated third party entity (the "Third Party"), formed a Luxembourg-based financing subsidiary. We are the primary beneficiary of the subsidiary and, accordingly, consolidate the subsidiary in our Consolidated Financial Statements.
Prior to December 2011, the Third Party had investments in two classes of voting-preferred securities issued by the subsidiary (the "Preferred Securities"). The two classes of Preferred Securities, Class A-1 and Class A-2, had a par value of $500 each for an aggregate of $1 billion. The Class A-1 and Class A-2 Preferred Securities accrue a fixed annual rate of return of 5.074 percent and 5.417 percent, respectively, which is paid on a quarterly basis. In December 2011, the subsidiary redeemed the Class A-1 Preferred Securities. The Class A-2 Preferred Securities are redeemable in December 2014. At December 31, 2013, the Preferred Securities represent 96 percent of the voting power of the subsidiary.
In December 2013, the subsidiary elected to redeem the Class A-2 Preferred Securities in December 2014. As a result, the $500 redemption value of the Class A-2 Preferred Securities is included in current liabilities as of December 31, 2013 in our Consolidated Balance Sheet. The subsidiary also has issued voting-preferred and common securities to Kimberly-Clark for total cash proceeds of $500. These securities are entitled to a combined four percent vote, and the common securities are entitled to all of the residual equity after satisfaction of the preferred interests.
Approximately 98 percent of the total cash contributed to the entity has been loaned to Kimberly-Clark. These long-term loans bear fixed annual interest rates. The funds remaining in the financing subsidiary are primarily invested in equity-based exchange-traded funds. The preferred and common securities of the subsidiary held by Kimberly-Clark and the intercompany loans have been eliminated in our Consolidated Financial Statements. The return on the Preferred Securities was $27, $27 and $52 in 2013, 2012 and 2011, respectively, which is included in net income attributable to noncontrolling interests in our Consolidated Income Statement.
Neither the Third Party nor creditors of the subsidiary have recourse to our general credit. If our credit ratings are downgraded below BBB- or Baa3, then the loans become payable to the financing subsidiary to the extent necessary to enable the financing subsidiary to pay the redemption value. Our credit ratings are above this level as of February 14, 2014, and we do not anticipate they will be downgraded below this level prior to the redemption in December 2014.

43	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Common Securities of Subsidiary
In addition, our subsidiary in Central America has outstanding redeemable common securities that are held by a noncontrolling interest.

Note 9.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2013, the number of shares of common stock available for grants under the Plans aggregated 21.3 million shares.
Stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant, and they have a term of 10 years. Stock options are subject to graded vesting whereby options vest 30 percent at the end of each of the first two 12-month periods following the grant and 40 percent at the end of the third 12-month period.
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
At the time stock options are exercised or restricted shares and restricted share units become payable, common stock is issued from our accumulated treasury shares. Dividend equivalents are credited on restricted share units on the same date and at the same rate as dividends are paid on Kimberly-Clark's common stock. These dividend equivalents, net of estimated forfeitures, are charged to retained earnings.
Stock-based compensation costs of $92, $67 and $48 and related deferred income tax benefits of $35, $20 and $15 were recognized for 2013, 2012 and 2011, respectively.
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
The weighted-average fair value of options granted was estimated at $7.15, $3.25 and $2.98, in 2013, 2012 and 2011, respectively, per option on the date of grant based on the following assumptions:

	Year Ended December 31
	2013	2012	2011
Dividend yield	3.70%	4.50%	5.00%
Volatility	15.40%	12.86%	12.54%
Risk-free interest rate	0.87%	1.08%	2.26%
Expected life—years	5.1	5.8	6.3

44	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2013	Weighted- Average Service Years
Nonvested stock options	$8	1.0
Restricted shares and time-vested restricted share units	9	1.3
Nonvested performance-based restricted share units	58	1.4
Excess tax benefits, resulting from tax deductions in excess of the compensation cost recognized, aggregating $50, $50 and $15 were classified as other cash inflows under Financing Activities in the Consolidated Cash Flow Statement for the years ended December 31, 2013, 2012 and 2011, respectively.
A summary of stock-based compensation under the Plans is presented below:

Stock Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	9,268	$65.38
Granted	1,851	103.29
Exercised	(3,661)	63.13
Forfeited or expired	(235)	79.80
Outstanding at December 31, 2013	7,223	75.77	6.6	$207
Exercisable at December 31, 2013	3,727	63.75	4.7	$152
The following summarizes the effect of the exercises of stock options:

	Year Ended December 31
	2013	2012	2011
Cash received	$232	$565	$435
Income tax benefit received	44	49	13
Intrinsic value	138	161	69

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	324	$75.24	2,187	$67.41
Granted	75	89.29	713	100.42
Vested	(117)	70.39	(294)	62.72
Forfeited	(25)	76.52	(523)	64.75
Nonvested at December 31, 2013	257	81.38	2,083	79.98
The total fair value of restricted shares and restricted share units that were distributed to participants during 2013, 2012 and 2011 was $45, $101 and $28, respectively.

45	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Note 10.    Employee Postretirement Benefits
Pension Plans
Substantially all regular employees in North America and the United Kingdom are covered by defined benefit pension plans (the "Principal Plans") and/or defined contribution retirement plans. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for our qualified defined benefit pension plans is to contribute assets at least equal in amount to regulatory minimum requirements. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded.
Other Postretirement Benefit Plans
Substantially all U.S. retirees and employees have access to our unfunded healthcare and life insurance benefit plans. The annual increase in the consolidated weighted-average healthcare cost trend rate is expected to be 6.2 percent in 2014 and to decline to 5.0 percent in 2022 and thereafter. Assumed healthcare cost trend rates affect the amounts reported for postretirement healthcare benefit plans. A one-percentage-point change in assumed healthcare trend rates would not have a significant effect.
Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$6,590	$5,920	$824	$788
Service cost	53	45	17	15
Interest cost	257	279	32	36
Actuarial loss (gain)	(422)	854	(60)	37
Currency and other	47	79	—	3
Benefit payments from plans	(343)	(478)	—	—
Direct benefit payments	(13)	(14)	(52)	(55)
Curtailment and settlements	(5)	(95)	—	—
Benefit obligation at end of year	6,164	6,590	761	824
Change in Plan Assets
Fair value of plan assets at beginning of year	5,375	5,214	—	—
Actual return on plan assets	268	556	—	—
Employer contributions	220	110	—	—
Currency and other	47	60	—	—
Benefit payments	(343)	(478)	—	—
Settlements	—	(87)	—	—
Fair value of plan assets at end of year	5,567	5,375	—	—
Funded Status	$(597)	$(1,215)	$(761)	$(824)
Amounts Recognized in the Balance Sheet
Noncurrent asset—prepaid benefit cost	$9	$8	$—	$—
Current liability—accrued benefit cost	(12)	(12)	(56)	(56)
Noncurrent liability—accrued benefit cost	(594)	(1,211)	(705)	(768)
Net amount recognized	$(597)	$(1,215)	$(761)	$(824)
During 2012, we offered a lump-sum distribution to certain participants in our U.S. plan. Included in pension benefit payments from plans in 2012 is $116 related to participants electing the lump-sum option, which was not sufficient to trigger a settlement charge for our U.S. plan.

46	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2013	2012	2013	2012	2013	2012
Projected benefit obligation (“PBO”)	$5,640	$6,071	$524	$519	$6,164	$6,590
Accumulated benefit obligation (“ABO”)	5,555	6,049	439	420	5,994	6,469
Fair value of plan assets	5,205	5,063	362	312	5,567	5,375
The PBO and fair value of plan assets for the Principal Plans include $3,866 and $3,565, respectively, related to the U.S. qualified and nonqualified pension plans as of December 31, 2013. The PBO and fair value of plan assets for the Principal Plans include $4,375 and $3,553, respectively, related to the U.S. qualified and nonqualified pension plans as of December 31, 2012.

Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2013	2012
PBO	$5,722	$6,558
ABO	5,622	6,440
Fair value of plan assets	5,163	5,335
Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2013	2012	2011	2013	2012	2011
Service cost	$53	$45	$57	$17	$15	$14
Interest cost	257	279	307	32	36	41
Expected return on plan assets(a)	(331)	(329)	(345)	—	—	—
Recognized net actuarial loss	120	111	94	3	1	—
Curtailment and settlements	(31)	20	—	—	—	—
Other	1	(4)	6	(2)	(1)	1
Net periodic benefit cost	$69	$122	$119	$50	$51	$56

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the remeasurement date, typically the prior year-end, and adjusted for estimated current year cash benefit payments and contributions, by the expected long-term rate of return.

Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011

Discount rate	4.04%	4.87%	5.51%	3.97%	4.70%	5.44%
Expected long-term return on plan assets	6.26%	6.49%	7.14%	—	—	—
Rate of compensation increase	2.73%	2.91%	4.05%	—	—	—

47	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	4.66%	4.04%	4.97%	3.97%
Rate of compensation increase	2.67%	2.73%	—	—
Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate. Our 2014 target plan asset allocation for the Principal Plans is 70 percent fixed income securities and 30 percent equity securities.
The expected long-term rate of return is evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 6.43 percent in 2013 compared with 6.68 percent in 2012 and will be 6.16 percent in 2014.
Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy:

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$33	$33	$—	$—
Held through mutual and pooled funds	173	34	139	—
Fixed Income
Held directly
U.S. government and municipals	211	71	140	—
U.S. corporate debt	1,654	—	1,654	—
U.S. securitized fixed income	8	—	8	—
Held through mutual and pooled funds
U.S. corporate debt	186	—	186	—
International bonds	1,089	—	1,089	—
Multi-sector	2	2	—	—
Equity
Held directly
U.S. equity	1	1	—	—
Held through mutual and pooled funds
U.S. equity	4	4	—	—
Non-U.S. equity	123	1	122	—
Global equity	1,691	—	1,691	—
Insurance Contract	30	—	—	30
Total Plan Assets	$5,205	$146	$5,029	$30

48	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$23	$23	$—	$—
Held through mutual and pooled funds	143	—	143	—
Fixed Income
Held directly
U.S. government and municipals	132	31	101	—
U.S. corporate debt	1,112	—	1,112	—
U.S. securitized fixed income	3	—	3	—
Held through mutual and pooled funds
U.S. government and municipals	490	—	490	—
U.S. corporate debt	199	—	199	—
International bonds	920	—	920	—
Multi-sector	2	2	—	—
Equity
Held directly
International equity	143	143	—	—
Held through mutual and pooled funds
U.S. equity	678	3	675	—
Non-U.S. equity	925	1	924	—
Global equity	293	—	293	—
Total Plan Assets	$5,063	$203	$4,860	$—
During 2013 and 2012, the plan assets did not include a significant amount of Kimberly-Clark common stock.
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
Fair values of equity securities and fixed income securities held through units of pooled funds are based on net asset value (NAV) of the units of the pooled fund determined by the fund manager. Pooled funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. The fair value of pooled funds is determined by the value of the underlying assets held by the fund and the units outstanding. The value of the pooled fund is not directly observable, but is based on observable inputs.
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2013, there were no significant concentrations of equity or debt securities in any single issuer or industry.
The insurance contract was purchased in December 2013, and fair value was determined based on an evaluation of various factors, including purchase price. No other level 3 transfers (in or out) were made in 2013 and 2012.

49	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Cash Flows
We expect to contribute $100 to $200 to our defined benefit pension plans in 2014.
Estimated Future Benefit Payments
Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2014	$369	$57
2015	374	59
2016	374	60
2017	382	61
2018	386	63
2019-2023	2,005	326
Defined Contribution Pension Plans
Our 401(k) profit sharing plan and supplemental plan provide for a matching contribution of a U.S. employee's contributions and accruals, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. We also have defined contribution pension plans for certain employees outside the U.S.
Costs charged to expense for our defined contribution pension plans were as follows:

	2013	2012	2011
U.S.	$90	$82	$77
Outside the U.S.	27	26	36
Total	$117	$108	$113

Note 11.    Accumulated Other Comprehensive Income
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2011	$(221)	$(1,578)		$(31)		$(36)
Other comprehensive income (loss) before reclassifications	195	(407)		(20)		(13)
(Income) loss reclassified from AOCI	—	57	(a)	(2)	(a)	(3)
Net current period other comprehensive income (loss)	195	(350)		(22)		(16)
Balance as of December 31, 2012	(26)	(1,928)		(53)		(52)
Other comprehensive income (loss) before reclassifications	(499)	218		36		24
(Income) loss reclassified from AOCI	—	42	(a)	2	(a)	(6)
Net current period other comprehensive income (loss)	(499)	260		38		18
Balance as of December 31, 2013	$(525)	$(1,668)		$(15)		$(34)

(a)	Included in computation of net periodic pension and postretirement benefits costs (see Note 10)
Included in the defined benefit pension plans and other postretirement benefit plans balances as of December 31, 2013 is $1,717 and $35 of unrecognized net actuarial loss and unrecognized prior service cost/credit, respectively, of which $98 and $3, respectively, are expected to be recognized as a component of net periodic benefit cost in 2014.

50	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, including the tax effect, are as follows:

	Year Ended December 31
	2013	2012	2011
Unrealized translation	$(495)	$204	$(243)
Tax effect	(4)	(9)	7
	(499)	195	(236)

Defined benefit pension plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	356	(588)	(396)
Amortization included in net periodic benefit cost	120	90	94
Currency and other	(8)	(20)	(2)
	468	(518)	(304)
Unrecognized prior service cost/credit
Funded status recognition	—	—	74
Amortization included in net periodic benefit cost	(31)	—	3
Currency and other	(1)	3	(4)
	(32)	3	73
Tax effect	(176)	165	99
	260	(350)	(132)
Other postretirement benefit plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	62	(31)	(31)
Amortization included in net periodic benefit cost	3	(1)	—
	65	(32)	(31)
Unrecognized prior service cost/credit
Funded status recognition	(3)	—	31
Amortization included in net periodic benefit cost	—	(2)	1
	(3)	(2)	32
Tax effect	(24)	12	(2)
	38	(22)	(1)
Cash flow hedges and other
Recognition of effective portion of hedges	37	(20)	(81)
Amortization included in net income	(10)	—	39
Currency and other	4	(1)	(13)
	31	(21)	(55)
Tax effect	(13)	5	24
	18	(16)	(31)

Change in AOCI	$(183)	$(193)	$(400)

Amounts are reclassified from AOCI into cost of products sold, marketing, research and general expenses, interest expense or other (income) and expense, net, as applicable, in the Consolidated Income Statement.
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially

51	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation in 2013 is primarily due to the strengthening of the U.S. dollar versus the Australian dollar and Brazilian real, as well as most other foreign currencies. Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

Note 12.    Leases and Commitments
We have entered into operating leases for certain warehouse facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year are as follows:

Year Ending December 31
2014	$189
2015	155
2016	124
2017	113
2018	76
Thereafter	107
Future minimum obligations	$764
Consolidated rental expense under operating leases was $333, $283 and $278 in 2013, 2012 and 2011, respectively.
We have entered into long-term contracts for the purchase of pulp and utilities, principally electricity. Commitments under these contracts based on current prices are $481 in 2014, $259 in 2015, $189 in 2016, $173 in 2017 and $177 in 2018. Total commitments beyond the year 2018 are $334.
Although we are primarily liable for payments on the above-mentioned leases and purchase commitments, our exposure to losses, if any, under these arrangements is not material.

Note 13.    Legal Matters
We are subject to various legal proceedings, claims and governmental inquiries, inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, pricing, business practices, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.
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

Note 14.    Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments. We enter into derivative instruments to hedge a portion of forecasted cash flows denominated in foreign currencies for non-U.S. operations' purchases of raw materials, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominantly in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The foreign currency exposure on

52	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

certain non-functional currency denominated monetary assets and liabilities, primarily intercompany loans and accounts payable, is hedged with primarily undesignated derivative instruments. Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. Interest rate swap contracts may be used to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt and are designated and qualify as fair value hedges. From time to time, we also hedge the anticipated issuance of fixed-rate debt, using forward-starting swaps, and these contracts are designated as cash flow hedges. We use derivative instruments, such as forward swap contracts, to hedge a limited portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months. Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged.
Set forth below is a summary of the total designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	2013	2012	2013	2012
Foreign currency exchange contracts	$34	$52	$49	$17
Interest rate contracts	22	7	—	43
Commodity price contracts	6	2	—	3
Total	$62	$61	$49	$63
The derivative assets are included in the Consolidated Balance Sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in accrued expenses and other liabilities, as appropriate.
Effect of Derivative Instruments on Results of Operations and Other Comprehensive Income
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At December 31, 2013, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $250. Fair value hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2013. For each of the three years ended December 31, 2013, gains or losses recognized in interest expense for interest rates swaps were not significant. For each of the three years ended December 31, 2013, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of December 31, 2013, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in 2014 and future periods. As of December 31, 2013, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $1 billion and $200, respectively. Cash flow hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2013. For each of the three years ended December 31, 2013, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At December 31, 2013, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at December 31, 2013 is January 2016.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. Losses of $75 and gains of $67 and $3 were recorded in the years ending December 31, 2013, 2012 and 2011, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At December 31, 2013, the notional amount of these undesignated derivative instruments was $2.4 billion.

53	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Note 15.    Income Taxes
An analysis of the provision for income taxes follows:

	Year Ended December 31
	2013	2012	2011
Current income taxes
United States	$350	$182	$43
State	110	30	32
Other countries	318	332	311
Total	778	544	386
Deferred income taxes
United States	85	204	254
State	14	34	29
Other countries	52	(14)	(9)
Total	151	224	274
Total provision for income taxes	$929	$768	$660
Income before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2013	2012	2011
United States	$1,764	$1,415	$1,317
Other countries	1,181	1,005	866
Total income before income taxes	$2,945	$2,420	$2,183

54	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Deferred income tax assets and liabilities are composed of the following:

	December 31
	2013	2012
Deferred tax assets
Pension and other postretirement benefits	$728	$972
Tax credits and loss carryforwards	604	729
Property, plant and equipment, net	104	110
Other	516	492
	1,952	2,303
Valuation allowance	(197)	(215)
Total deferred assets	1,755	2,088

Deferred tax liabilities
Pension and other postretirement benefits	259	269
Property, plant and equipment, net	1,244	1,228
Installment sales	6	120
Investments in subsidiaries	205	108
Other	390	385
Total deferred tax liabilities	2,104	2,110
Net deferred tax assets (liabilities)	$(349)	$(22)
Valuation allowances at the end of 2013 primarily relate to tax credits and income tax loss carryforwards of $1.0 billion. If these items are not utilized against taxable income, $368 of the loss carryforwards will expire from 2014 through 2031. The remaining $654 have no expiration date.
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
Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2013	2012	2011
U.S. statutory rate applied to income before income taxes	35.0%	35.0%	35.0%
Rate of state income taxes, net of federal tax benefit	2.7	1.7	1.8
Statutory rates other than U.S. statutory rate	(2.9)	(2.8)	(2.3)
Other - net(a)	(3.3)	(2.2)	(4.3)
Effective income tax rate	31.5%	31.7%	30.2%

(a)	Other - net is comprised of numerous items, none of which is greater than 1.75 percent of income before income taxes.
At December 31, 2013, U.S. income taxes and foreign withholding taxes have not been provided on $9.8 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities, or if we were to sell our stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation. We do not expect restrictions or taxes on

55	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations in the foreseeable future.
Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2013	2012	2011
Balance at January 1	$435	$558	$568
Gross increases for tax positions of prior years	73	30	17
Gross decreases for tax positions of prior years	(31)	(104)	(60)
Gross increases for tax positions of the current year	37	52	55
Settlements	(35)	(100)	(15)
Other	(6)	(1)	(7)
Balance at December 31	$473	$435	$558
Of the amounts recorded as unrecognized tax benefits at December 31, 2013, $309 would reduce our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2013, 2012 and 2011, the net cost in interest and penalties was not significant. Total accrued penalties and net accrued interest was $42 and $47 at December 31, 2013 and 2012, respectively.
It is reasonably possible that a number of uncertainties could be resolved within the next 12 months, the most significant of which involves tax credits. It is reasonably possible the aggregate resolution of the uncertainties could be up to $180, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.
As of December 31, 2013, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2010 to 2013
United Kingdom	2012 to 2013
Canada	2010 to 2013
Korea	2008 to 2013
Australia	2009 to 2013
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

56	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Note 16.    Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

(Millions of shares)	2013	2012	2011
Average shares outstanding	384.0	393.0	395.4
Participating securities	—	—	0.3
Basic	384.0	393.0	395.7
Dilutive effect of stock options and restricted share unit awards	3.3	3.1	2.9
Diluted	387.3	396.1	398.6
Options outstanding that were not included in the computation of diluted EPS mainly because their exercise price was greater than the average market price of the common shares are summarized below:

	2013	2012	2011
Average number of share equivalents (millions)	1.1	1.1	3.6
Weighted-average exercise price	$103.29	$78.54	$71.49
Options outstanding at year-end (millions)	1.8	1.7	3.0
The number of common shares outstanding as of December 31, 2013, 2012 and 2011 was 380.8 million, 389.3 million and 395.7 million, respectively.

Note 17.    Business Segment Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care, Consumer Tissue, KCP and Health Care. The reportable segments were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with the business segments, including the charges related to the European strategic changes and the pulp and tissue restructuring actions described in Notes 3 and 4, respectively.
The principal sources of revenue in each global business segment are described below:

•
Personal Care brands offer parents a trusted partner in caring for their families and deliver confidence, protection and discretion to adults through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, and other related products. Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, DryNites, Kotex, U by Kotex, Intimus, Depend, Plenitud, Poise and other brand names.

•
Consumer Tissue offers a wide variety of innovative solutions and trusted brands that touch and improve people's lives every day.  Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Neve and other brand names.

•
K-C Professional helps transform workplaces for employees and patrons, making them healthier, safer and more productive, through a range of solutions and supporting products such as apparel, wipers, soaps, sanitizers, tissue and towels.  Key brands in this segment include Kleenex, Scott, WypAll, Kimtech and Jackson Safety.

•
Health Care provides essentials that help restore patients to better health and improve the quality of patients' lives. This segment offers surgical and infection prevention products for the operating room, and a portfolio of innovative medical devices focused on pain management, respiratory and digestive health. This business is a global leader in education to prevent healthcare-associated infections. Products are sold primarily under the Kimberly-Clark and ON-Q brand names. As described

57	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

in Note 2, our Board of Directors has authorized management to pursue a potential tax-free spin-off of our health care business, with a current target to complete the spin-off by the end of the third quarter of 2014.
Net sales to Wal-Mart Stores, Inc. were approximately 12 percent in 2013, 2012 and 2011.
Information concerning consolidated operations by business segment is presented in the following tables:
Consolidated Operations by Business Segment

	Personal Care	Consumer Tissue	K-C Professional	Health Care	Corporate & Other		Consolidated Total
Net Sales(a)
2013	$9,536	$6,637	$3,323	$1,618	$38		$21,152
2012	9,576	6,527	3,283	1,622	55		21,063
2011	9,128	6,770	3,294	1,606	48		20,846
Operating Profit(b)
2013	1,698	988	608	230	(316)	(c)	3,208
2012	1,660	887	545	229	(635)	(c)	2,686
2011	1,526	775	487	219	(565)	(c)	2,442
Depreciation and Amortization
2013	332	318	138	71	4		863
2012	315	331	141	59	11		857
2011	296	541	187	55	12		1,091
Assets
2013	6,623	5,483	2,431	2,370	2,012		18,919
2012	7,014	5,531	2,739	2,531	2,058		19,873
2011	6,582	5,685	2,783	2,529	1,794		19,373
Capital Spending
2013	461	328	118	44	2		953
2012	551	352	116	42	32		1,093
2011	543	255	114	53	3		968

(a)	Net sales in the United States to third parties totaled $9,783, $9,720 and $9,715 in 2013, 2012 and 2011, respectively.

(b)	Segment operating profit excludes other (income) and expense, net and income and expenses not associated with the business segments.

(c)	Corporate & Other includes the following charges:

	Year Ended December 31
	2013	2012			2011
	European Strategic Changes	European Strategic Changes	Pulp and Tissue Restructuring Actions	Total	Pulp and Tissue Restructuring Actions
Personal Care	$36	$213	$—	$213	$—
Consumer Tissue	27	66	125	191	357
K-C Professional	13	20	9	29	56
Other (income) and expense, net	5	—	1	1	2
Total	$81	$299	$135	$434	$415
In addition, Corporate and Other for the year ended December 31, 2013 includes a pre-tax charge of $36 related to the devaluation of the Venezuelan bolivar and for the year ended December 31, 2011 includes a non-deductible business tax charge of $32 related to a law change in Colombia.

58	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Sales of Principal Products

(Billions of dollars)	2013	2012	2011
Consumer tissue products	$6.6	$6.5	$6.7
Baby and child care products	7.0	7.1	6.8
Away-from-home professional products	3.3	3.3	3.3
All other	4.3	4.2	4.0
Consolidated	$21.2	$21.1	$20.8

Note 18.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2013	2012	2011
Advertising expense	$777	$810	$686
Research expense	360	356	316
Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation's Share of Net Income
2013	$2,638	$950	$642	$426	$205
2012	2,514	864	567	368	176
2011	2,446	796	514	335	161
	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stockholders' Equity
2013	$1,197	$1,124	$847	$845	$629
2012	1,054	1,068	712	837	573
2011	1,000	906	491	872	543
Equity companies are principally engaged in operations in the personal care and consumer tissue businesses, and amounts above primarily reflect operations in Latin America.
At December 31, 2013, our equity companies and ownership interest were as follows: Kimberly-Clark Lever Private Limited (India) (50%), Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries (47.9%), Olayan Kimberly-Clark Arabia (49%), Olayan Kimberly-Clark (Bahrain) WLL (49%) and Tecnosur S.A. (Colombia) (50%).
Kimberly-Clark de Mexico, S.A.B. de C.V. is partially owned by the public and its stock is publicly traded in Mexico. At December 31, 2013, our investment in this equity company was $269, and the estimated fair value of the investment was $4.3 billion based on the market price of publicly traded shares.
At December 31, 2013, unremitted net income of equity companies included in consolidated retained earnings was $1.1 billion.

59	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, Net	2013	2012
From customers	$2,345	$2,346
Other	271	376
Less allowance for doubtful accounts and sales discounts	(71)	(80)
Total	$2,545	$2,642

	December 31
	2013			2012
Summary of Inventories by Major Class	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
At the lower of cost, determined on the FIFO or weighted-average cost methods, or market
Raw materials	$143	$319	$462	$148	$346	$494
Work in process	189	97	286	194	135	329
Finished goods	648	753	1,401	656	786	1,442
Supplies and other	—	326	326	—	314	314
	980	1,495	2,475	998	1,581	2,579
Excess of FIFO or weighted-average cost over LIFO cost	(242)	—	(242)	(231)	—	(231)
Total	$738	$1,495	$2,233	$767	$1,581	$2,348

	December 31
Summary of Property, Plant and Equipment, Net	2013	2012
Land	$196	$199
Buildings	2,776	2,732
Machinery and equipment	14,193	13,993
Construction in progress	515	732
	17,680	17,656
Less accumulated depreciation	(9,732)	(9,561)
Total	$7,948	$8,095
Property, plant and equipment, net in the United States as of December 31, 2013 and 2012 was $3,917, and $4,040 respectively.

	December 31
Summary of Accrued Expenses	2013	2012
Accrued advertising and promotion	$355	$372
Accrued salaries and wages	471	456
Accrued rebates	358	340
Accrued taxes - income and other	336	336
Other	540	740
Total	$2,060	$2,244

60	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Decrease (Increase) in Operating Working Capital	Year Ended December 31
	2013	2012	2011
Accounts receivable	$4	$(38)	$(169)
Inventories	100	9	9
Prepaid expenses	7	1	(19)
Trade accounts payable	128	45	161
Accrued expenses	(177)	133	(91)
Accrued income taxes	(90)	13	(107)
Derivatives	5	(86)	33
Currency	(135)	42	(79)
Total	$(158)	$119	$(262)

	Year Ended December 31
Other Cash Flow Data	2013	2012	2011
Interest paid	$307	$299	$273
Income taxes paid	776	451	463

61	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kimberly-Clark Corporation:

We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2014 expressed an unqualified opinion on the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 14, 2014

62	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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

63	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective.
Deloitte & Touche LLP has issued its attestation report on the effectiveness of our internal control over financial reporting. That attestation report appears below.

/s/ Thomas J. Falk	/s/ Mark A. Buthman
Thomas J. Falk	Mark A. Buthman
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 14, 2014
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

We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

64	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Corporation as of and for the year ended December 31, 2013, and our report dated February 14, 2014, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 14, 2014

ITEM 9B.    OTHER INFORMATION
None.

65	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2014 Proxy Statement for the Annual Meeting of Stockholders (the "2014 Proxy Statement") are incorporated in this Item 10 by reference:

•	"The Nominees" under "Proposal 1. Election of Directors," which identifies our directors and nominees for our Board of Directors.

•	"Other Information—Section 16(a) Beneficial Ownership Reporting Compliance."

•	"Corporate Governance—Other Corporate Governance Policies and Practices–Code of Conduct," which describes our Code of Conduct.

•	"Other Information—Stockholder Nominations for Board of Directors," which describes the procedures by which stockholders may nominate candidates for election to our Board of Directors.

•	"Corporate Governance—Board Committees–Audit Committee," which identifies members of the Audit Committee of our Board of Directors and an audit committee financial expert.
Information regarding our executive officers is reported under the caption "Executive Officers of the Registrant" in Part I of this Report.

ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of the 2014 Proxy Statement captioned "Compensation Discussion and Analysis," "Compensation Tables," "Director Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation" is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the section of the 2014 Proxy Statement captioned "Other Information—Security Ownership Information" is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in millions) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) (c)
Equity compensation plans approved by stockholders(1)	9.9 (2)	$75.77	21.3

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

(2)
Includes 2.4 million restricted share units granted under the 2011 Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of Kimberly-Clark common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price. Also includes 0.2 million restricted share units granted under the 2011 Outside Directors' Plan. Upon retirement from or any other termination of service from the Board, a share of Kimberly-Clark common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.

66	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of the 2014 Proxy Statement captioned "Other Information—Transactions with Related Persons" and "Corporate Governance—Director Independence" is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the sections of the 2014 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditors" is incorporated in this Item 14 by reference.

67	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements.
The financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial statement schedules.
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

Exhibit No. (10)g.	Outside Directors' Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.*

68	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

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

Exhibit No. (10)m.	2011 Equity Participation Plan, as amended and restated, effective April 21, 2011, incorporated by reference to Exhibit No. 10.2 of the Corporation's Current Report on Form 8-K dated April 26, 2011.*

Exhibit No. (10)n.	Form of Award Agreements under 2011 Equity Participation Plan, incorporated by reference to Exhibit No. (10)n of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

Exhibit No. (10)o.
Summary of Outside Directors' Compensation pursuant to the 2011 Outside Directors' Compensation Plan, effective January 1, 2013, incorporated by reference to Exhibit No. (10)o of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.

Exhibit No. (10)p.
Severance Pay Plan, amended and restated, effective January 1, 2013, incorporated by reference to Exhibit No. (10)p of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.*

Exhibit No. (10)t.
Summary of Financial Counseling Program for Kimberly-Clark Corporation Executives, dated November 12, 2008, incorporated by reference to Exhibit No. (10)t of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)u.
Letter Agreement between Kimberly-Clark Corporation and Michael Hsu, incorporated by reference to Exhibit No. (10)u of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.

Exhibit No. (10)w.
Consulting Agreement between Kimberly-Clark Corporation and Jan B.C. Spencer, incorporated by reference to Exhibit No. (10)w of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.*

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2013, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

69	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS	XBRL Instance Document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

70	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 14, 2014	By:	/s/ Mark A. Buthman
Mark A. Buthman
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 14, 2014
Thomas J. Falk

/s/ Mark A. Buthman	Senior Vice President and Chief Financial Officer (principal financial officer)	February 14, 2014
Mark A. Buthman

/s/ Michael T. Azbell	Vice President and Controller (principal accounting officer)	February 14, 2014
Michael T. Azbell

Directors

John R. Alm	James M. Jenness
John F. Bergstrom	Nancy J. Karch
Abelardo E. Bru	Ian C. Read
Robert W. Decherd	Linda Johnson Rice
Fabian T. Garcia	Marc J. Shapiro
Mae C. Jemison

By:	/s/ Thomas J. Mielke	February 14, 2014
Thomas J. Mielke Attorney-in-Fact

71	KIMBERLY-CLARK CORPORATION - 2013 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2013
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$60	$—	$(4)	$5	(b)	$51
Allowances for sales discounts	20	275	(1)	274	(c)	20
December 31, 2012
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$57	$9	$—	$6	(b)	$60
Allowances for sales discounts	21	280	—	281	(c)	20
December 31, 2011
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$62	$5	$(5)	$5	(b)	$57
Allowances for sales discounts	18	275	—	272	(c)	21

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2013
Deferred taxes
Valuation allowance	$215	$(11)	$—	$7	$197
December 31, 2012
Deferred taxes
Valuation allowance	$229	$(18)	$—	$(4)	$215
December 31, 2011
Deferred taxes
Valuation allowance	$287	$(51)	$—	$7	$229

(a)	Represents the net currency effects of translating valuation allowances at current rates of exchange.

72	KIMBERLY-CLARK CORPORATION - 2013 Annual Report