Form 10-Q
period 2014-03-31
KIMBERLY CLARK CORP
filed 2014-04-21
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 14, 2014, there were 376,791,476 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2014	2013
Net Sales	$5,278	$5,318
Cost of products sold	3,453	3,496
Gross Profit	1,825	1,822
Marketing, research and general expenses	971	1,027
Other (income) and expense, net	57	12
Operating Profit	797	783
Interest income	3	5
Interest expense	(71)	(67)
Income Before Income Taxes and Equity Interests	729	721
Provision for income taxes	(226)	(223)
Income Before Equity Interests	503	498
Share of net income of equity companies	43	53
Net Income	546	551
Net income attributable to noncontrolling interests	(8)	(20)
Net Income Attributable to Kimberly-Clark Corporation	$538	$531

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.42	$1.37
Diluted	$1.41	$1.36
Cash Dividends Declared	$0.84	$0.81
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2014	2013
Net Income	$546	$551
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(7)	(168)
Employee postretirement benefits	14	53
Other	(4)	17
Total Other Comprehensive Income (Loss), Net of Tax	3	(98)
Comprehensive Income	549	453
Comprehensive income attributable to noncontrolling interests	(3)	(12)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$546	$441
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2014 Data is Unaudited)

(Millions of dollars)	March 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$1,165	$1,054
Accounts receivable, net	2,618	2,545
Inventories	2,285	2,233
Other current assets	580	718
Total Current Assets	6,648	6,550
Property, Plant and Equipment, Net	7,841	7,948
Investments in Equity Companies	419	382
Goodwill	3,210	3,181
Other Intangible Assets	232	243
Other Assets	652	615
TOTAL ASSETS	$19,002	$18,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$927	$375
Redeemable preferred securities of subsidiary	506	506
Trade accounts payable	2,553	2,598
Accrued expenses	1,955	2,060
Dividends payable	318	309
Total Current Liabilities	6,259	5,848
Long-Term Debt	5,385	5,386
Noncurrent Employee Benefits	1,133	1,312
Deferred Income Taxes	894	817
Other Liabilities	334	344
Redeemable Preferred and Common Securities of Subsidiaries	72	72
Stockholders' Equity
Kimberly-Clark Corporation	4,668	4,856
Noncontrolling Interests	257	284
Total Stockholders' Equity	4,925	5,140
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,002	$18,919
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2014	2013
Operating Activities
Net income	$546	$551
Depreciation and amortization	218	221
Stock-based compensation	9	30
Deferred income taxes	51	14
Net (gains) losses on asset dispositions	7	(13)
Equity companies' earnings in excess of dividends paid	(43)	(53)
(Increase) decrease in operating working capital	(210)	(121)
Postretirement benefits	(156)	(55)
Other	15	33
Cash Provided by Operations	437	607
Investing Activities
Capital spending	(258)	(274)
Proceeds from dispositions of property	5	74
Investments in time deposits	(38)	—
Maturities of time deposits	157	20
Other	—	1
Cash Used for Investing	(134)	(179)
Financing Activities
Cash dividends paid	(309)	(289)
Change in short-term borrowings	654	335
Debt proceeds	1	59
Debt repayments	(101)	(38)
Cash paid on redeemable preferred securities of subsidiaries	(7)	(7)
Proceeds from exercise of stock options	37	50
Acquisitions of common stock for the treasury	(441)	(486)
Other	(14)	(10)
Cash Used for Financing	(180)	(386)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12)	(39)
Increase (Decrease) in Cash and Cash Equivalents	111	3
Cash and Cash Equivalents - Beginning of Year	1,054	1,106
Cash and Cash Equivalents - End of Period	$1,165	$1,109
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
For further information, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form  10-K for the year ended December 31, 2013. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Highly Inflationary Accounting for Venezuelan Operations
We account for our operations in Venezuela using highly inflationary accounting. On February 13, 2013, the Venezuelan government announced a devaluation of the Central Bank of Venezuela ("Central Bank") regulated currency exchange system rate to 6.3 bolivars per U.S. dollar and the elimination of the SITME rate. As a result of the devaluation, we recorded a $26 after-tax charge ($36 pre-tax) related to the remeasurement of the local currency-denominated balance sheet to the new exchange rate in the quarter ended March 31, 2013. Prior to this devaluation, we used the Central Bank SITME rate of 5.4 bolivars per U.S. dollar to measure K-C Venezuela's bolivar-denominated transactions into U.S. dollars. The $36 pre-tax charge is reflected in the Consolidated Income Statement in other (income) and expense, net for the three months ended March 31, 2013. In the Consolidated Cash Flow Statement, this non-cash charge is included in other in cash provided by operations.
During March 2013, the Venezuelan government announced a complementary currency exchange system, SICAD. Participation in SICAD is controlled by the Venezuelan government. SICAD is intended to function as an auction system, allowing entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In February 2014, the president of Venezuela announced that another exchange system (referred to as SICAD 2) would be initiated. Initial exchanges under SICAD 2 began on March 24, 2014, and the volume of U.S. dollars available in this process is still unclear.
We measure results in Venezuela at the rate in which we transact our business. Since March 2013, exchange transactions have taken place through letters of credit which resulted in an effective exchange rate of 6.3 bolivars per U.S. dollar and through approved transactions using the regulated currency exchange system, which were also at a 6.3 exchange rate. To date, we have not gained access to U.S. dollars in Venezuela through either SICAD or SICAD 2 auctions. Whether we will be able to access either SICAD system in the foreseeable future and what volume of currency exchange will transact through these alternative mechanisms is unclear. Accordingly, we continued to measure K-C Venezuela operations at the rate of 6.3 bolivars per U.S. dollar through March 31, 2014.
We continue to monitor the availability and transaction volume of currency exchange through the various alternatives that exist in Venezuela.
At March 31, 2014, K-C Venezuela had a bolivar-denominated net monetary asset position (primarily cash) of $357, and our net investment in K-C Venezuela was $499, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented less than 3 percent and 2 percent of consolidated net sales for the three months ended March 31, 2014 and 2013, respectively.

Note 2. Potential Spin-Off of Health Care Business
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
We continue to analyze the potential spin-off and expect to seek approval from the Board of Directors to file a Form 10 registration statement with the SEC in early May. We expect that the spin-off will be completed at the end of the third quarter or potentially in the fourth quarter of 2014, assuming Board approval and subject to market, regulatory and other conditions. However, there are no assurances as to when the potential spin-off will be completed, if at all, or if the spin-off will be completed based on the expected plans. During the three months ended March 31, 2014, $7 was recorded in marketing, research and general expenses for transaction and related costs associated with the potential spin-off.

Note 3. European Strategic Changes
In 2012, we initiated strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We have exited the diaper category in that region, with the exception of the Italian market, and divested or exited some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes primarily affect our consumer businesses, with a modest impact on K-C Professional ("KCP"). The restructuring actions commenced in 2012 and are expected to be completed by December 31, 2014.
Restructuring actions related to the strategic changes involved the sale or closure of five of our European manufacturing facilities and the streamlining of our administrative organization.
The following charges were incurred in connection with the European strategic changes:

	Three Months Ended March 31
	2014	2013
Charges for workforce reductions	$—	$26
Asset write-offs	—	6
Incremental depreciation	—	9
Benefit from pension curtailment	—	(26)
Other exit costs	6	5
Cost of products sold	6	20
Charges for workforce reductions and other exit costs included in marketing, research and general expenses	4	11
Provision for income taxes	(5)	(10)
Net charges	$5	$21
See Note 9 for charges related to the European strategic changes by segment.
Through March 31, 2014, cumulative pre-tax charges for the strategic changes were $390 ($313 after tax), including cumulative pre-tax cash charges of $213.
The following summarizes the cash charges recorded and reconciles these charges to accrued expenses:

	2014	2013
Accrued expenses - January 1	$37	$133
Charges for workforce reductions and other exit costs	10	41
Cash payments	(17)	(13)
Currency and other	(1)	(7)
Accrued expenses - March 31	$29	$154

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

During the three months ended March 31, 2014 and for the full year 2013, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Set forth below are the assets and liabilities that are measured on a recurring basis at fair value and the inputs used to develop those fair value measurements.

	March 31, 2014	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance (“COLI”)	$56	$—	$56	$—
Available-for-sale securities	22	22	—	—
Derivatives	55	—	55	—
Total	$133	$22	$111	$—
Liabilities
Derivatives	$40	$—	$40	$—

	December 31, 2013	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
COLI	$55	$—	$55	$—
Available-for-sale securities	22	22	—	—
Derivatives	62	—	62	—
Total	$139	$22	$117	$—
Liabilities
Derivatives	$49	$—	$49	$—
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

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		March 31, 2014		December 31, 2013
Assets
Cash and cash equivalents(a)	1	$1,165	$1,165	$1,054	$1,054
Time deposits(b)	1	102	102	222	222
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	715	715	63	63
Long-term debt(d)	2	5,597	6,278	5,698	6,271
Redeemable preferred securities of subsidiaries(e)	3	532	547	532	552
Redeemable common securities of subsidiary(f)	3	46	46	46	46

(a)
Cash equivalents are composed of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.

(b)
Time deposits are composed of deposits with original maturities of more than 90 days but less than one year and instruments with original maturities of greater than one year, included in other current assets or other assets in the Consolidated Balance Sheet, as appropriate. Time deposits are recorded at cost, which approximates fair value.

(c)	Short-term debt is composed of U.S. commercial paper and/or other similar short-term debt issued by non-U.S. subsidiaries, all of which are recorded at cost, which approximates fair value.

(d)
Long-term debt includes the current portion of these debt instruments. Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

(e)
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

(f)	The fair value of the redeemable common securities of subsidiary was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 5. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Pension Benefits		Other Benefits
	Three Months Ended March 31
	2014	2013	2014	2013
Service cost	$11	$14	$4	$4
Interest cost	68	64	9	8
Expected return on plan assets	(82)	(81)	—	—
Recognized net actuarial loss	24	34	—	—
Curtailment (see Note 3)	—	(26)	—	—
Other	5	(3)	—	—
Net periodic benefit cost	$26	$2	$13	$12
For the three months ended March 31, 2014 and 2013, we made cash contributions of $180 and $55, respectively, to our pension trusts. We expect to contribute approximately $200 to our defined benefit pension plans for the full year 2014.

Note 6. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Three Months Ended March 31
(Millions of shares)	2014	2013
Basic	379.0	387.3
Dilutive effect of stock options	1.3	1.7
Dilutive effect of restricted share and restricted share unit awards	1.8	1.5
Diluted	382.1	390.5
There were no significant outstanding stock-based awards excluded from the computation of diluted EPS during the three month periods ended March 31, 2014 and 2013.
The number of common shares outstanding as of March 31, 2014 and 2013 was 377.2 million and 384.7 million, respectively.

Note 7. Stockholders' Equity
Set forth below is a reconciliation for the three months ended March 31, 2014 of the carrying amount of total stockholders' equity from the beginning of the period to the end of the period.

	Stockholders' Equity Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2013	$4,856	$284
Net Income	538	—
Other comprehensive income, net of tax
Unrealized translation	(2)	(4)
Employee postretirement benefits	14	—
Other	(4)	—
Stock-based awards exercised or vested	38	—
Recognition of stock-based compensation	9	—
Income tax benefits on stock-based compensation	12	—
Shares repurchased	(473)	—
Dividends declared	(318)	(24)
Other	(2)	1
Balance at March 31, 2014	$4,668	$257
During the three months ended March 31, 2014, we repurchased 4.3 million shares at a total cost of $464.
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
The change in net unrealized currency translation for the three months ended March 31, 2014 was primarily due to the strengthening of the Australian dollar and Brazilian real against the U.S. dollar, offset by the weakening of the Russian ruble, Canadian dollar and Argentine peso.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans	Cash Flow Hedges and Other
Balance as of December 31, 2012	$(26)	$(1,928)		$(53)	$(52)
Other comprehensive income (loss) before reclassifications	(160)	49		—	19
(Income) loss reclassified from AOCI	—	4	(a)	—	(2)
Net current period other comprehensive income (loss)	(160)	53		—	17
Balance as of March 31, 2013	$(186)	$(1,875)		$(53)	$(35)

Balance as of December 31, 2013	$(525)	$(1,668)		$(15)	$(34)
Other comprehensive income (loss) before reclassifications	(2)	(2)		—	(4)
(Income) loss reclassified from AOCI	—	16	(a)	—	—
Net current period other comprehensive income (loss)	(2)	14		—	(4)
Balance as of March 31, 2014	$(527)	$(1,654)		$(15)	$(38)

(a)	Included in computation of net periodic pension costs (see Note 5).

Note 8. Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments. We enter into derivative instruments to hedge a portion of forecasted cash flows denominated in foreign currencies for non-U.S. operations' purchases of raw materials, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominantly in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The foreign currency exposure on certain non-functional currency denominated monetary assets and liabilities, primarily intercompany loans and accounts payable, is hedged with primarily undesignated derivative instruments. Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. Interest rate swap contracts may be used to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt and are designated and qualify as fair value hedges. From time to time, we also hedge the anticipated issuance of fixed-rate debt, using forward-starting swaps, and these contracts are designated as cash flow hedges. We use derivative instruments, such as forward swap contracts, to hedge a limited portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months. Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At March 31, 2014, we had in place net investment hedges of $150 for a portion of our investment in our Mexican affiliate.
Set forth below is a summary of the total designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Foreign currency exchange contracts	$36	$34	$39	$49
Interest rate contracts	13	22	1	—
Commodity price contracts	6	6	—	—
Total	$55	$62	$40	$49
The derivative assets are included in the Consolidated Balance Sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At March 31, 2014, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $250. Fair value hedges resulted in no significant ineffectiveness in the three months ended March 31, 2014 and 2013. For the three month periods ended March 31, 2014 and 2013, gains or losses recognized in interest expense for interest rate swaps were not significant. For the three month periods ended March 31, 2014 and 2013, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of March 31, 2014, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2014 and future periods. As of March 31, 2014, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $1 billion and $200, respectively. Cash flow hedges resulted in no significant ineffectiveness for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2014, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at March 31, 2014 is December 2016.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. Gains of $14 and losses of $56 were recorded in the three month periods ended March 31, 2014 and 2013, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At March 31, 2014, the notional amount of these undesignated derivative instruments was $2.3 billion.

Note 9. Description of Business Segments
We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care, Consumer Tissue, KCP and Health Care. The reportable segments were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with the business segments.
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

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended March 31
	2014	2013	Change
NET SALES
Personal Care	$2,382	$2,397	-0.6%
Consumer Tissue	1,689	1,718	-1.7%
K-C Professional	800	793	+0.9%
Health Care	397	397	—
Corporate & Other	10	13	N.M.
TOTAL NET SALES	$5,278	$5,318	-0.8%

OPERATING PROFIT
Personal Care	$457	$441	+3.6%
Consumer Tissue	257	260	-1.2%
K-C Professional	136	143	-4.9%
Health Care	72	44	+63.6%
Corporate & Other(a)	(68)	(93)	N.M.
Other (income) and expense, net	57	12	N.M.
TOTAL OPERATING PROFIT	$797	$783	+1.8%
N.M. - Not Meaningful

(a)	Corporate & Other includes the following charges:

	European Strategic Changes
	Three Months Ended March 31
	2014	2013
Personal Care	$5	$18
Consumer Tissue	3	8
K-C Professional	2	5
Total	$10	$31
In addition, Corporate & Other for the three months ended March 31, 2014 includes $7 for transaction and related costs associated with the potential spin-off of the health care business.

Note 10. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2014			December 31, 2013
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
At the lower of cost, determined on the FIFO or weighted-average cost methods, or market
Raw materials	$147	$331	$478	$143	$319	$462
Work in process	190	101	291	189	97	286
Finished goods	669	770	1,439	648	753	1,401
Supplies and other	—	328	328	—	326	326
	1,006	1,530	2,536	980	1,495	2,475
Excess of FIFO or weighted-average cost over LIFO cost	(251)	—	(251)	(242)	—	(242)
Total	$755	$1,530	$2,285	$738	$1,495	$2,233
We use the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2014	December 31, 2013
Land	$192	$196
Buildings	2,753	2,776
Machinery and equipment	14,296	14,193
Construction in progress	474	515
	17,715	17,680
Less accumulated depreciation	(9,874)	(9,732)
Total	$7,841	$7,948

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of First Quarter 2014 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook

Overview of First Quarter 2014 Results

•
Net sales decreased 1 percent compared to the year-ago period as increases in sales volumes and net selling prices were offset by unfavorable currency effects and lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions.

•	Operating profit and net income attributable to Kimberly-Clark Corporation increased 2 percent and 1 percent, respectively.

•	Diluted earnings per share increased to $1.41 versus $1.36 in the prior year.

Results of Operations and Related Information
This section presents a discussion and analysis of our first quarter 2014 net sales, operating profit and other information relevant to an understanding of the results of operations.

Results By Business Segment

	Three Months Ended March 31
	2014	2013	Change
NET SALES
Personal Care	$2,382	$2,397	-0.6%
Consumer Tissue	1,689	1,718	-1.7%
K-C Professional	800	793	+0.9%
Health Care	397	397	—
Corporate & Other	10	13	N.M.
TOTAL NET SALES	$5,278	$5,318	-0.8%

OPERATING PROFIT
Personal Care	$457	$441	+3.6%
Consumer Tissue	257	260	-1.2%
K-C Professional	136	143	-4.9%
Health Care	72	44	+63.6%
Corporate & Other(a)	(68)	(93)	N.M.
Other (income) and expense, net(b)	57	12	N.M.
TOTAL OPERATING PROFIT	$797	$783	+1.8%
N.M. - Not Meaningful

Results By Geography

	Three Months Ended March 31
	2014	2013	Change
NET SALES
North America	$2,680	$2,700	-0.7%
Europe	726	811	-10.5%
Asia, Latin America and other	2,084	2,031	+2.6%
Intergeographic sales	(212)	(224)	N.M.
TOTAL NET SALES	$5,278	$5,318	-0.8%

OPERATING PROFIT
North America	$547	$553	-1.1%
Europe	62	60	+3.3%
Asia, Latin America and other	313	275	+13.8%
Corporate & Other(a)	(68)	(93)	N.M.
Other (income) and expense, net(b)	57	12	N.M.
TOTAL OPERATING PROFIT	$797	$783	+1.8%

(a)
For the three months ended March 31, 2014 and 2013, Corporate & Other includes charges related to the European strategic changes of $10 and $31, respectively, and for the three months ended March 31, 2014, includes $7 for transaction and related costs associated with the potential spin-off of our health care business.

(b)
For the three months ended March 31, 2014, other (income) and expense, net includes a $39 charge related to a regulatory dispute in the Middle East and for the three months ended March 31, 2013, includes a $36 charge related to the devaluation of the Venezuelan bolivar.

Percentage Change 2014 Versus 2013

NET SALES		Changes Due To
	Total	Organic Volume	Restructuring Impact(a)	Net Price	Mix/Other(b)	Currency
Consolidated	(0.8)	3	(2)	1	—	(3)
Personal Care	(0.6)	6	(3)	1	—	(5)
Consumer Tissue	(1.7)	—	(2)	2	—	(2)
K-C Professional	0.9	2	—	2	—	(3)
Health Care	—	4	—	(2)	(1)	(1)

(a)	Lower sales related to the European strategic changes and the 2011 and 2012 pulp and tissue restructuring actions.

(b)	Mix/Other includes rounding.

OPERATING PROFIT		Changes Due To
	Total	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)
Consolidated	1.8	6	8	(8)	9	(4)	(9)
Personal Care	3.6	8	6	(9)	12	(4)	(9)
Consumer Tissue	(1.2)	(2)	10	(8)	3	(1)	(3)
K-C Professional	(4.9)	4	11	(8)	4	(6)	(10)
Health Care	63.6	19	(19)	11	6	(3)	50

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)
Other includes the impact of changes in marketing, research and general expenses and manufacturing costs not separately listed in the table. In addition, consolidated includes the impact of the charges in 2014 and 2013 related to the European strategic changes. Consolidated also includes the impact of a regulatory dispute in the Middle East in 2014 and the devaluation of the Venezuelan bolivar in 2013.

Commentary - First Quarter of 2014 Compared to First Quarter of 2013
Consolidated
Net sales of $5.3 billion in the first quarter of 2014 were down 1 percent compared to the year-ago period, with unfavorable foreign currency exchange rates of 3 percent and lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions of 2 percent. Organic sales volumes increased 3 percent, and net selling prices rose 1 percent.
Operating profit was $797 in the first quarter of 2014 versus $783 in 2013. Results in 2014 include a $39 charge related to a regulatory dispute in the Middle East, $10 of restructuring costs for European strategic changes and $7 of transaction and related costs for the Corporation’s potential spin-off of its health care business. Results in 2013 include a $36 charge for the remeasurement of the local currency-denominated balance sheet due to the February 2013 devaluation of the Venezuelan bolivar and $31 of restructuring costs for European strategic changes.
The year-over-year operating profit comparison benefited from organic sales volume growth, higher net selling prices, $70 in cost savings from the company's FORCE (Focused On Reducing Costs Everywhere) program and $10 of savings from pulp and tissue restructuring actions. Total selling, general and administrative expenses were below prior-year levels, driven by lower administrative costs. Input costs increased $65 overall, with $35 of increased costs for raw materials other than fiber, $20 of higher fiber costs and $10 of higher distribution and energy costs. Foreign currency translation effects, as a result of the weakening of several currencies relative to the U.S. dollar, reduced operating profit by $30. Currency transaction effects also negatively impacted the operating profit comparison.
Other (income) and expense, net was $57 of expense in the first quarter of 2014 compared to $12 of expense in the prior year. Current period results were driven by foreign currency transaction losses and a non-deductible charge of $39 related to an adverse court ruling regarding the treatment of capital contributions in prior years to a majority-owned affiliate in the Middle East. Kimberly-Clark is appealing the ruling. The year-ago results included the $36 charge related to the devaluation of the Venezuelan bolivar, partially offset by gains on the sales of certain non-core assets.
The first quarter effective tax rate was 31.0 percent in 2014 compared to 30.9 percent in 2013.
Kimberly-Clark's share of net income of equity companies in the first quarter was $43 in 2014 and $53 in 2013 as a result of lower net sales and unfavorable currency exchange rates, partially offset by lower input costs and cost savings.
Personal Care Segment
First quarter net sales of $2.4 billion decreased 1 percent. Currency rates were unfavorable by 5 percent and lower sales as a result of European strategic changes reduced sales by 3 percent. Organic sales volumes increased 6 percent and net selling prices rose 1 percent. First quarter operating profit of $457 increased 4 percent. The comparison benefited from organic sales volume growth, higher net selling prices and cost savings, partially offset by unfavorable currency rates, input cost inflation and higher manufacturing-related costs.
Net sales in North America were even with the year-ago period. Volumes were up 2 percent, while changes in net selling prices and currency rates each reduced net sales by 1 percent. Adult care volumes increased mid-single digits, including benefits from product innovation on the Depend brand. Huggies baby wipes and diaper volumes were up mid- and low-single digits, respectively, while child care volumes fell mid-single digits compared to a strong year-ago performance.
Net sales in K-C International increased 3 percent despite a 9 point negative impact from changes in currency rates. Sales volumes were up 10 percent and net selling prices improved 3 percent. Volumes increased in China, Russia, Vietnam and throughout most of Latin America, including Brazil and Venezuela. The higher net selling prices were driven by increases in Latin America and Eastern Europe/The Middle East/Africa in response to unfavorable currency rates and cost inflation.
Net sales in Europe decreased 36 percent, including a 39 point negative impact from lower sales in conjunction with European strategic changes. Organic sales volumes were even with year-ago levels, as growth in baby wipes and child care was offset by declines in other products. Currency rates were favorable by 2 percent.
Consumer Tissue Segment
First quarter net sales of $1.7 billion decreased 2 percent. Lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced sales by 2 percent and currency rates were unfavorable by 2 percent. Net selling prices rose 2 percent and product mix was up slightly. First quarter operating profit of $257 decreased 1 percent. The comparison was negatively impacted by input cost inflation and other manufacturing cost increases, mostly offset by benefits from higher net selling prices and cost savings.

Net sales in North America were down 1 percent. Sales volumes fell 4 percent as comparisons were impacted by a soft cold and flu season that affected Kleenex facial tissue sales, along with strong year-ago shipments for Cottonelle bathroom tissue. Net selling prices improved 2 percent, with benefits from sheet count reductions accompanying product innovations launched in 2013, and product mix advanced 1 percent.
Net sales in K-C International increased 2 percent despite an 8 point negative impact from changes in currency rates. Sales volumes rose 6 percent, net selling prices improved 2 percent and product mix was favorable by 1 percent. The growth in sales volumes and net selling prices was driven by increases in Latin America, primarily in Brazil and Venezuela.
Net sales in Europe decreased 9 percent, including a 12 point negative impact from lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions. Currency rates were favorable by 3 percent, while net selling prices were down 1 percent.
K-C Professional ("KCP") Segment
First quarter net sales of $0.8 billion increased 1 percent. Organic sales volumes and net selling prices each improved 2 percent, while changes in currency rates reduced net sales by 3 percent. First quarter operating profit of $136 decreased 5 percent. The comparison was negatively impacted by input cost inflation, unfavorable currency rates and higher marketing, research and general spending, partially offset by benefits from organic sales volume growth, higher net selling prices and cost savings.
Net sales in North America decreased 3 percent. Changes in volumes, product mix and currency rates each reduced net sales by 1 percent. Although safety product volumes increased mid-single digits, washroom product volumes fell mid-single digits.
Net sales in K-C International increased 7 percent despite a 9 point drag from unfavorable currency rates. Net selling prices rose 8 percent, volumes improved 7 percent and product mix advanced 1 percent. The organic volume growth and higher net selling prices were driven by broad-based increases in Latin America, along with solid performance in Asia.
Net sales in Europe were up 2 percent. Currency rates were favorable by 3 percent, organic sales volumes increased 2 percent and product mix was favorable by 1 percent. Net selling prices were off 2 percent and lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced net sales by 1 percent.
Health Care Segment
First quarter net sales of $0.4 billion were even with the year-ago period. Sales volumes rose 4 percent, while net selling prices decreased 2 percent and changes in currency rates and product mix each reduced net sales by 1 percent. First quarter operating profit of $72 increased 64 percent, driven by lower marketing, research and general spending, input cost deflation and cost savings.
Medical device volumes were up double-digits, with strong growth in pain management products and a solid increase in digestive health offerings. Surgical and infection prevention volumes were down low-single digits, as declines in exam gloves were mostly offset by increases in other surgical product categories.

European Strategic Changes
In October 2012, we initiated strategic changes to our Western and Central European businesses, including the exit of the diaper category, with the exception of the Italian market, divestiture or exit of some lower-margin businesses in certain markets, primarily in the consumer tissue segment, and streamlining of our manufacturing footprint and administrative organization. The impacted businesses previously generated annual net sales of approximately $0.5 billion and negligible operating profit. Total related restructuring costs will be incurred through 2014. As a result of the restructuring activities, net sales for the three months ended March 31, 2014 were decreased by $90 compared to the three months ended March 31, 2013.
We continue to expect that total after tax charges will be between $300 and $350, while pre-tax charges are expected to be slightly higher than the previously communicated range of $350 to $400. Cash costs are projected to be 50 to 55 percent of total charges. Noncash charges consist primarily of asset impairment charges and incremental depreciation.
During the three months ended March 31, 2014, $10 of pre-tax charges were recognized for the strategic changes, including $6 recorded in cost of products sold and $4 recorded in marketing, research and general expenses. A related benefit of $5 was recorded in provision for income taxes. On a segment basis, $5, $3 and $2 of the charges were related to personal care, consumer tissue, and KCP, respectively. Cash payments of $17 related to the restructuring were made during the three months ended March 31, 2014.
During the three months ended March 31, 2013, $31 of pre-tax charges were recognized for the strategic changes, including $20 recorded in cost of products sold and $11 recorded in marketing, research and general expenses. A related benefit of $10 was recorded in provision for income taxes. On a segment basis, $18, $8 and $5 of the charges were related to personal care, consumer tissue and KCP, respectively.
For additional information on the European strategic changes, see Note 3 to the Consolidated Financial Statements.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $437 compared to $607 in the prior year. The decrease was driven by higher pension contributions and increased working capital. First quarter pension contributions were $180 in 2014 and $55 in 2013.
Investing
During the first three months of 2014, our capital spending was $258 compared to $274 in the prior year. We anticipate that full year 2014 capital spending will be $1.0 to $1.2 billion.
Financing
At March 31, 2014, total debt and redeemable securities was $6.9 billion compared to $6.3 billion at December 31, 2013.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first three months of 2014, we repurchased 4.3 million shares of our common stock at a cost of $464 through a broker in the open market. In 2014, we plan to repurchase $1.3 to $1.5 billion of shares through open market purchases, subject to market conditions.
We maintain a $1.5 billion revolving credit facility, scheduled to expire in October 2016, as well as the option to increase this facility by an additional $500. This facility, currently unused, supports our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $715 as of March 31, 2014 (included in debt payable within one year on the Consolidated Balance Sheet). The average month-end balance of short-term debt for the first quarter of 2014 was $785. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
We account for our operations in Venezuela using highly inflationary accounting. On February 13, 2013, the Venezuelan government announced a devaluation of the Central Bank of Venezuela ("Central Bank") regulated currency exchange system rate to 6.3 bolivars per U.S. dollar and the elimination of the SITME rate. As a result of the devaluation, we recorded a $26 after-tax charge ($36 pre-tax) related to the remeasurement of the local currency-denominated balance sheet to the new exchange rate in the quarter ended March 31, 2013. Prior to this devaluation, we used the Central Bank SITME rate of 5.4 bolivars per U.S. dollar to measure K-C Venezuela's bolivar-denominated transactions into U.S. dollars. The $36 pre-tax charge is reflected in the Consolidated Income Statement in other (income) and expense, net for the three months ended March 31, 2013. In the Consolidated Cash Flow Statement, this non-cash charge is included in other in cash provided by operations.
During March 2013, the Venezuelan government announced a complementary currency exchange system, SICAD. Participation in SICAD is controlled by the Venezuelan government. SICAD is intended to function as an auction system, allowing entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In February 2014, the president of Venezuela announced that another exchange system (referred to as SICAD 2) would be initiated. Initial exchanges under SICAD 2 began on March 24, 2014, and the volume of U.S. dollars available in this process is still unclear.
We measure results in Venezuela at the rate in which we transact our business. Since March 2013, exchange transactions have taken place through letters of credit which resulted in an effective exchange rate of 6.3 bolivars per U.S. dollar and through approved transactions using the regulated currency exchange system, which were also at a 6.3 exchange rate. To date, we have not gained access to U.S. dollars in Venezuela through either SICAD or SICAD 2 auctions. Whether we will be able to access either SICAD system in the foreseeable future and what volume of currency exchange will transact through these alternative mechanisms is unclear. Accordingly, we continued to measure K-C Venezuela operations at the rate of 6.3 bolivars per U.S. dollar through March 31, 2014.
We continue to monitor the availability and transaction volume of currency exchange through the various alternatives that exist in Venezuela.

At March 31, 2014, K-C Venezuela had a bolivar-denominated net monetary asset position (primarily cash) of $357, and our net investment in K-C Venezuela was $499, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented less than 3 percent and 2 percent of consolidated net sales for the three months ended March 31, 2014 and 2013, respectively.
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
Business Outlook
In 2014, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. Growth in organic volume, net selling prices and product mix is expected to be in the combined 3 to 5 percent target range, led by KCI. We expect net sales to be negatively impacted by unfavorable foreign currency exchange rates of 2 to 3 percent and lower sales from the European strategic changes and pulp and tissue restructuring actions of 1 percent. We plan to achieve cost savings of at least $300 and expect unfavorable foreign currency exchange rates and commodity cost inflation effects of $150 to $250. We anticipate that advertising and research and development spending will increase faster than net sales to support targeted growth initiatives and innovation activities. We expect the effective tax rate to be between 31.5 and 33.1 percent.
In 2014, we anticipate capital spending to be in a $1.0 to $1.2 billion range and share repurchases to total $1.3 to $1.5 billion, subject to market conditions, and expect to contribute approximately $200 to our defined benefit pension plans.
The 2014 assumptions include a full-year estimate for the operations of the health care segment and only include transaction and related costs associated with the potential spin-off of our health care business through March 31, 2014.
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
We continue to analyze the potential spin-off and expect to seek approval from the Board of Directors to file a Form 10 registration statement with the SEC in early May. We expect that the spin-off will be completed at the end of the third quarter or potentially in the fourth quarter of 2014, assuming Board approval and subject to market, regulatory and other conditions.

Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated costs, scope, timing and financial and other effects of the European strategic changes, the potential spin-off of our health care business, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, cost savings and reductions, net sales, anticipated currency rates and exchange risks, raw material, energy and other input costs, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 entitled "Risk Factors." Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.

Item 4.	Controls and Procedures
As of March 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the first quarter of 2014 were made through a broker in the open market.
The following table contains information for shares repurchased during the first quarter of 2014. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2014)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	1,525,000	$105.78	30,230,411	19,769,589
February 1 to February 28	1,325,000	108.49	31,555,411	18,444,589
March 1 to March 31	1,442,000	110.00	32,997,411	17,002,589
Total	4,292,000

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
Exhibit No. (10)p. Severance Pay Plan, amended and restated, effective June 25, 2013, filed herewith.
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
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
April 21, 2014

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)p.	Severance Pay Plan, amended and restated, effective June 25, 2013, filed herewith.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS	XBRL Instance Document

(101).SCH	XBRL Taxonomy Extension Schema Document

(101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document