Form 10-Q
period 2014-06-30
KIMBERLY CLARK CORP
filed 2014-07-22
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 15, 2014, there were 373,922,073 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2014	2013	2014	2013
Net Sales	$5,343	$5,267	$10,621	$10,585
Cost of products sold	3,534	3,467	6,987	6,963
Gross Profit	1,809	1,800	3,634	3,622
Marketing, research and general expenses	1,032	1,012	2,003	2,039
Other (income) and expense, net	(13)	(8)	44	4
Operating Profit	790	796	1,587	1,579
Interest income	5	5	8	10
Interest expense	(72)	(71)	(143)	(138)
Income Before Income Taxes and Equity Interests	723	730	1,452	1,451
Provision for income taxes	(233)	(238)	(459)	(461)
Income Before Equity Interests	490	492	993	990
Share of net income of equity companies	40	55	83	108
Net Income	530	547	1,076	1,098
Net income attributable to noncontrolling interests	(21)	(21)	(29)	(41)
Net Income Attributable to Kimberly-Clark Corporation	$509	$526	$1,047	$1,057

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.35	$1.37	$2.77	$2.74
Diluted	$1.35	$1.36	$2.75	$2.72
Cash Dividends Declared	$0.84	$0.81	$1.68	$1.62
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2014	2013	2014	2013
Net Income	$530	$547	$1,076	$1,098
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	170	(423)	163	(591)
Employee postretirement benefits	12	36	26	89
Other	(7)	11	(11)	28
Total Other Comprehensive Income (Loss), Net of Tax	175	(376)	178	(474)
Comprehensive Income	705	171	1,254	624
Comprehensive income attributable to noncontrolling interests	(34)	(15)	(37)	(27)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$671	$156	$1,217	$597
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2014 Data is Unaudited)

(Millions of dollars)	June 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$1,369	$1,054
Accounts receivable, net	2,595	2,545
Inventories	2,358	2,233
Other current assets	750	718
Total Current Assets	7,072	6,550
Property, Plant and Equipment, Net	7,847	7,948
Investments in Equity Companies	349	382
Goodwill	3,234	3,181
Other Intangible Assets	228	243
Other Assets	647	615
TOTAL ASSETS	$19,377	$18,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$591	$375
Redeemable preferred securities of subsidiary	506	506
Trade accounts payable	2,660	2,598
Accrued expenses	1,978	2,060
Dividends payable	315	309
Total Current Liabilities	6,050	5,848
Long-Term Debt	5,964	5,386
Noncurrent Employee Benefits	1,118	1,312
Deferred Income Taxes	926	817
Other Liabilities	351	344
Redeemable Preferred and Common Securities of Subsidiaries	72	72
Stockholders' Equity
Kimberly-Clark Corporation	4,614	4,856
Noncontrolling Interests	282	284
Total Stockholders' Equity	4,896	5,140
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,377	$18,919
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2014	2013
Operating Activities
Net income	$1,076	$1,098
Depreciation and amortization	435	433
Asset impairments	42	—
Stock-based compensation	36	52
Deferred income taxes	63	70
Net (gains) losses on asset dispositions	(5)	5
Equity companies' earnings in excess of dividends paid	(36)	(66)
(Increase) decrease in operating working capital	(215)	(288)
Postretirement benefits	(135)	(148)
Other	18	27
Cash Provided by Operations	1,279	1,183
Investing Activities
Capital spending	(439)	(494)
Proceeds from dispositions of property	9	86
Proceeds from sales of investments	93	10
Investments in time deposits	(113)	—
Maturities of time deposits	182	20
Other	(13)	(13)
Cash Used for Investing	(281)	(391)
Financing Activities
Cash dividends paid	(627)	(602)
Change in short-term borrowings	279	(267)
Debt proceeds	616	886
Debt repayments	(106)	(40)
Cash paid on redeemable preferred securities of subsidiaries	(14)	(14)
Proceeds from exercise of stock options	81	146
Acquisitions of common stock for the treasury	(917)	(794)
Other	7	8
Cash Used for Financing	(681)	(677)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(61)
Increase (Decrease) in Cash and Cash Equivalents	315	54
Cash and Cash Equivalents - Beginning of Year	1,054	1,106
Cash and Cash Equivalents - End of Period	$1,369	$1,160
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
We measure results in Venezuela at the rate in which we transact our business. Since March 2013, exchange transactions have taken place through letters of credit which resulted in an effective exchange rate of 6.3 bolivars per U.S. dollar and through approved transactions using the regulated currency exchange system, which were also at a 6.3 exchange rate. To date, we have not gained access to U.S. dollars in Venezuela through either SICAD or SICAD 2 auctions. Whether we will be able to access either SICAD system in the foreseeable future and what volume of currency exchange will transact through these alternative mechanisms is unclear. Accordingly, we continued to measure K-C Venezuela operations at the rate of 6.3 bolivars per U.S. dollar through June 30, 2014.
We continue to monitor the availability and transaction volume of currency exchange through the various alternatives that exist in Venezuela, including recent comments by the country's Vice President of the Council of Economics Ministers of a possible movement to a single exchange rate in the future.
At June 30, 2014, K-C Venezuela had a bolivar-denominated net monetary asset position (primarily cash) of $394, and our net investment in K-C Venezuela was $534, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented less than 3 percent of consolidated net sales in 2014 and 2013.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2016.  Early adoption is not permitted. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

Note 2. Potential Spin-Off of Health Care Business and Related Costs
In November 2013, we announced that our Board of Directors authorized management to pursue a potential tax-free spin-off of our health care business. A spin-off would create a stand-alone, publicly traded health care company with approximately $1.7 billion in annual net sales, focused on the sale of surgical and infection prevention products for the operating room and other medical supplies, and medical devices focused on pain management, respiratory and digestive health.
A Form 10 registration statement was filed with the SEC in May 2014, and an amendment to the Form 10 was filed in June 2014. We continue to analyze the potential spin-off and expect that the spin-off will be completed at the end of October 2014, assuming Board approval and subject to market, regulatory and other conditions. However, there are no assurances as to when the potential spin-off will be completed, if at all, or if the spin-off will be completed based on the expected plans.
In June 2014, we decided to exit one of our health care glove manufacturing facilities in Thailand and outsource the related production in order to improve our ongoing cost and competitive position.  The plan is expected to result in charges of approximately $70 ($50 after tax).  Charges recognized in cost of sales during the quarter ended June 30, 2014 were $49, consisting of an asset impairment charge of $42 and a charge of $7 related to workforce reductions. In addition, during the three and six months ended June 30, 2014, $19 and $26 were recorded, respectively, in marketing, research and general expenses for transaction and related costs associated with the potential spin-off of our health care business.  Total charges during the three and six months ended June 30, 2014 for these matters were $68 and $75 ($49 and $53 after tax), respectively.

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
The following charges were incurred in connection with the European strategic changes:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Charges for workforce reductions	$(2)	$1	$(2)	$27
Asset write-offs	—	6	—	12
Incremental depreciation	—	6	—	15
Benefit from pension curtailment	—	(3)	—	(29)
Other exit costs	4	8	10	13
Cost of products sold	2	18	8	38
Charges for workforce reductions and other exit costs included in marketing, research and general expenses	—	4	4	15
Provision for income taxes	2	(1)	(3)	(11)
Net charges	$4	$21	$9	$42
See Note 9 for charges related to the European strategic changes by segment.
Through June 30, 2014, cumulative pre-tax charges for the strategic changes were $392 ($317 after tax), including cumulative pre-tax cash charges of $215.

The following summarizes the cash charges recorded and reconciles these charges to accrued expenses:

	2014	2013
Accrued expenses - January 1	$37	$133
Charges for workforce reductions and other exit costs	12	55
Cash payments	(25)	(90)
Currency and other	(1)	(10)
Accrued expenses - June 30	$23	$88

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
During the six months ended June 30, 2014 and for the full year 2013, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Set forth below are the assets and liabilities that are measured on a recurring basis at fair value and the inputs used to develop those fair value measurements.

	June 30, 2014	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance (“COLI”)	$58	$—	$58	$—
Available-for-sale securities	23	23	—	—
Derivatives	57	—	57	—
Total	$138	$23	$115	$—
Liabilities
Derivatives	$24	$—	$24	$—

	December 31, 2013	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
COLI	$55	$—	$55	$—
Available-for-sale securities	22	22	—	—
Derivatives	62	—	62	—
Total	$139	$22	$117	$—
Liabilities
Derivatives	$49	$—	$49	$—
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
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2014		December 31, 2013
Assets
Cash and cash equivalents(a)	1	$1,369	$1,369	$1,054	$1,054
Time deposits(b)	1	160	160	222	222
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	342	342	63	63
Long-term debt(d)	2	6,213	6,939	5,698	6,271
Redeemable preferred securities of subsidiaries(e)	3	532	541	532	552
Redeemable common securities of subsidiary(f)	3	46	46	46	46

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

(f)	The fair value of the redeemable common securities of subsidiary was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 5. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Pension Benefits		Other Benefits
	Three Months Ended June 30
	2014	2013	2014	2013
Service cost	$13	$13	$2	$4
Interest cost	71	64	9	8
Expected return on plan assets	(84)	(83)	—	—
Recognized net actuarial loss	26	29	—	—
Curtailment (see Note 3)	—	(3)	—	—
Net periodic benefit cost	$26	$20	$11	$12

	Pension Benefits		Other Benefits
	Six Months Ended June 30
	2014	2013	2014	2013
Service cost	$24	$27	$6	$8
Interest cost	139	128	18	16
Expected return on plan assets	(166)	(164)	—	—
Recognized net actuarial loss	50	63	—	—
Curtailment (see Note 3)	—	(29)	—	—
Other	5	(3)	—	—
Net periodic benefit cost	$52	$22	$24	$24
For the six months ended June 30, 2014 and 2013, we made cash contributions of $180 and $165, respectively, to our pension trusts. We expect to contribute approximately $200 to our defined benefit pension plans for the full year 2014.

Note 6. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2014	2013	2014	2013
Basic	375.8	384.7	377.4	386.0
Dilutive effect of stock options	1.2	1.6	1.3	1.7
Dilutive effect of restricted share and restricted share unit awards	1.4	1.5	1.6	1.5
Diluted	378.4	387.8	380.3	389.2
There were no significant outstanding stock-based awards excluded from the computation of diluted EPS during the three and six month periods ended June 30, 2014 and 2013.
The number of common shares outstanding as of June 30, 2014 and 2013 was 374.0 million and 383.4 million, respectively.

Note 7. Stockholders' Equity
Set forth below is a reconciliation for the six months ended June 30, 2014 of the carrying amount of total stockholders' equity from the beginning of the period to the end of the period.

	Stockholders' Equity Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2013	$4,856	$284
Net Income	1,047	13
Other comprehensive income, net of tax
Unrealized translation	155	9
Employee postretirement benefits	26	—
Other	(11)	—
Stock-based awards exercised or vested	81	—
Recognition of stock-based compensation	36	—
Income tax benefits on stock-based compensation	27	—
Shares repurchased	(971)	—
Dividends declared	(633)	(25)
Other	1	1
Balance at June 30, 2014	$4,614	$282

During the six months ended June 30, 2014, we repurchased 8.6 million shares at a total cost of $940.
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
The change in net unrealized currency translation for the six months ended June 30, 2014 was primarily due to the strengthening of the Australian dollar, Brazilian real, Great Britain pound and the Korean won against the U.S. dollar, partially offset by the weakening of the Argentine peso.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2012	$(26)	$(1,928)		$(53)		$(52)
Other comprehensive income (loss) before reclassifications	(576)	74		1		34
(Income) loss reclassified from AOCI	—	16	(a)	(3)	(a)	(6)
Net current period other comprehensive income (loss)	(576)	90		(2)		28
Balance as of June 30, 2013	$(602)	$(1,838)		$(55)		$(24)

Balance as of December 31, 2013	$(525)	$(1,668)		$(15)		$(34)
Other comprehensive income (loss) before reclassifications	155	(27)		20		(15)
(Income) loss reclassified from AOCI	—	33	(a)	—	(a)	4
Net current period other comprehensive income (loss)	155	6		20		(11)
Balance as of June 30, 2014	$(370)	$(1,662)		$5		$(45)

(a)	Included in computation of net periodic pension and postretirement benefits costs (see Note 5).

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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At June 30, 2014, we had in place net investment hedges of $112 for a portion of our investment in our Mexican affiliate.
Set forth below is a summary of the total designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Foreign currency exchange contracts	$45	$34	$24	$49
Interest rate contracts	9	22	—	—
Commodity price contracts	3	6	—	—
Total	$57	$62	$24	$49
The derivative assets are included in the Consolidated Balance Sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At June 30, 2014, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $250. Fair value hedges resulted in no significant ineffectiveness in the six months ended June 30, 2014 and 2013. For the three and six month periods ended June 30, 2014 and 2013, gains or losses recognized in interest expense for interest rate swaps were not significant. For the six month periods ended June 30, 2014 and 2013, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of June 30, 2014, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2014 and future periods. As of June 30, 2014, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $945 and $200, respectively. Cash flow hedges resulted in no significant ineffectiveness for the six months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2014, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at June 30, 2014 is December 2016.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. Gains of $39 and losses of $86 were recorded in the three month periods ended June 30, 2014 and 2013, respectively. Gains of $53 and losses of $142 were recorded in the six month periods ended June 30, 2014 and 2013, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At June 30, 2014, the notional amount of these undesignated derivative instruments was $2.6 billion.

Note 9. Description of Business Segments
We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care, Consumer Tissue, KCP and Health Care. The reportable segments were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with the business segments. Costs associated with the potential spin-off of the health care business and related matters are included in Corporate & Other.

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

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change
NET SALES
Personal Care	$2,442	$2,390	+2.2%	$4,824	$4,787	+0.8%
Consumer Tissue	1,638	1,625	+0.8%	3,327	3,343	-0.5%
K-C Professional	858	841	+2.0%	1,658	1,634	+1.5%
Health Care	397	401	-1.0%	794	798	-0.5%
Corporate & Other	8	10	N.M.	18	23	N.M.
TOTAL NET SALES	$5,343	$5,267	+1.4%	$10,621	$10,585	+0.3%

OPERATING PROFIT
Personal Care	$453	$432	+4.9%	$910	$873	+4.2%
Consumer Tissue	240	220	+9.1%	497	480	+3.5%
K-C Professional	154	161	-4.3%	290	304	-4.6%
Health Care	63	54	+16.7%	135	98	+37.8%
Corporate & Other(a)	(133)	(79)	N.M.	(201)	(172)	N.M.
Other (income) and expense, net	(13)	(8)	+62.5%	44	4	N.M.
TOTAL OPERATING PROFIT	$790	$796	-0.8%	$1,587	$1,579	+0.5%
N.M. - Not Meaningful

(a)	Corporate & Other includes the following charges:

	European Strategic Changes
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Personal Care	$(2)	$11	$3	$29
Consumer Tissue	5	7	8	15
K-C Professional	(1)	4	1	9
Total	$2	$22	$12	$53
In addition, Corporate & Other for the three and six months ended June 30, 2014 includes $68 and $75, respectively, for charges associated with the potential spin-off of the health care business and related matters (see Note 2).

Note 10. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2014			December 31, 2013
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
At the lower of cost, determined on the FIFO or weighted-average cost methods, or market
Raw materials	$152	$346	$498	$143	$319	$462
Work in process	178	119	297	189	97	286
Finished goods	690	779	1,469	648	753	1,401
Supplies and other	—	336	336	—	326	326
	1,020	1,580	2,600	980	1,495	2,475
Excess of FIFO or weighted-average cost over LIFO cost	(242)	—	(242)	(242)	—	(242)
Total	$778	$1,580	$2,358	$738	$1,495	$2,233
We use the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.
The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2014	December 31, 2013
Land	$194	$196
Buildings	2,786	2,776
Machinery and equipment	14,331	14,193
Construction in progress	478	515
	17,789	17,680
Less accumulated depreciation	(9,942)	(9,732)
Total	$7,847	$7,948

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Second Quarter 2014 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook

Overview of Second Quarter 2014 Results

•
Net sales increased more than 1 percent compared to the year-ago period as increases in sales volumes and net selling prices were partially offset by unfavorable currency effects and lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions.

•	Charges associated with the potential spin-off of the health care business and related matters were $68 ($49 after tax). See Note 2 to the Consolidated Financial Statements for additional information.

•	Operating profit and net income attributable to Kimberly-Clark Corporation decreased 1 percent and 3 percent, respectively.

•	Diluted earnings per share was $1.35 versus $1.36 in the prior year.

Results of Operations and Related Information
This section presents a discussion and analysis of our second quarter 2014 net sales, operating profit and other information relevant to an understanding of the results of operations.

Results By Business Segment

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change
NET SALES
Personal Care	$2,442	$2,390	+2.2%	$4,824	$4,787	+0.8%
Consumer Tissue	1,638	1,625	+0.8%	3,327	3,343	-0.5%
K-C Professional	858	841	+2.0%	1,658	1,634	+1.5%
Health Care	397	401	-1.0%	794	798	-0.5%
Corporate & Other	8	10	N.M.	18	23	N.M.
TOTAL NET SALES	$5,343	$5,267	+1.4%	$10,621	$10,585	+0.3%

OPERATING PROFIT
Personal Care	$453	$432	+4.9%	$910	$873	+4.2%
Consumer Tissue	240	220	+9.1%	497	480	+3.5%
K-C Professional	154	161	-4.3%	290	304	-4.6%
Health Care	63	54	+16.7%	135	98	+37.8%
Corporate & Other(a)	(133)	(79)	N.M.	(201)	(172)	N.M.
Other (income) and expense, net(b)	(13)	(8)	+62.5%	44	4	N.M.
TOTAL OPERATING PROFIT	$790	$796	-0.8%	$1,587	$1,579	+0.5%
N.M. - Not Meaningful

Results By Geography

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change
NET SALES
North America	$2,708	$2,677	+1.2%	$5,388	$5,377	+0.2%
Europe	732	746	-1.9%	1,458	1,557	-6.4%
Asia, Latin America and other	2,124	2,061	+3.1%	4,208	4,092	+2.8%
Intergeographic sales	(221)	(217)	N.M.	(433)	(441)	N.M.
TOTAL NET SALES	$5,343	$5,267	+1.4%	$10,621	$10,585	+0.3%

OPERATING PROFIT
North America	$517	$535	-3.4%	$1,064	$1,088	-2.2%
Europe	87	62	+40.3%	149	122	+22.1%
Asia, Latin America and other	306	270	+13.3%	619	545	+13.6%
Corporate & Other(a)	(133)	(79)	N.M.	(201)	(172)	N.M.
Other (income) and expense, net(b)	(13)	(8)	+62.5%	44	4	N.M.
TOTAL OPERATING PROFIT	$790	$796	-0.8%	$1,587	$1,579	+0.5%

(a)
Corporate & Other includes charges related to the European strategic changes of $2 and $22 for the three months ended June 30, 2014 and 2013, respectively, and $12 and $53 for the six months ended June 30, 2014 and 2013, respectively. In addition, Corporate & Other includes $68 and $75 for charges related to the potential spin-off of our health care business for the three and six months ended June 30, 2014, respectively.

(b)
For the six months ended June 30, 2014, other (income) and expense, net includes a $39 charge related to a regulatory dispute in the Middle East and for the six months ended June 30, 2013, includes a $36 charge related to the devaluation of the Venezuelan bolivar.

Percentage Change 2014 Versus 2013

NET SALES		Changes Due To
Second Quarter	Total	Organic Volume	Restructuring Impact(a)	Net Price	Mix/Other(b)	Currency
Consolidated	1.4	3	(1)	2	(1)	(2)
Personal Care	2.2	5	(1)	3	(1)	(4)
Consumer Tissue	0.8	1	(2)	3	(1)	—
K-C Professional	2.0	3	—	—	—	(1)
Health Care	(1.0)	—	—	—	(1)	—

Year-to-Date
Consolidated	0.3	3	(2)	2	—	(3)
Personal Care	0.8	5	(2)	2	—	(4)
Consumer Tissue	(0.5)	—	(2)	2	1	(1)
K-C Professional	1.5	2	—	1	—	(2)
Health Care	(0.5)	2	—	(1)	(1)	(1)

(a)	Lower sales related to the European strategic changes and the 2011 and 2012 pulp and tissue restructuring actions.

(b)	Mix/Other includes rounding.

OPERATING PROFIT		Changes Due To
Second Quarter	Total	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)
Consolidated	(0.8)	5	13	(8)	9	(2)	(18)
Personal Care	4.9	8	15	(9)	10	(3)	(16)
Consumer Tissue	9.1	(1)	19	(6)	9	—	(12)
K-C Professional	(4.3)	4	—	(6)	4	(2)	(4)
Health Care	16.7	(5)	(2)	(1)	8	(3)	20

Year-to-Date
Consolidated	0.5	5	11	(8)	9	(3)	(13)
Personal Care	4.2	8	11	(9)	11	(3)	(14)
Consumer Tissue	3.5	(1)	14	(7)	6	—	(8)
K-C Professional	(4.6)	4	5	(7)	4	(4)	(7)
Health Care	37.8	5	(9)	4	7	(3)	34

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)
Other includes the impact of changes in marketing, research and general expenses and manufacturing costs not separately listed in the table. In addition, consolidated includes the impact of the charges in 2014 and 2013 related to the European strategic changes and in 2014 related to the potential spin-off of the health care business. Consolidated year-to-date also includes the impact of charges related to a regulatory dispute in the Middle East in the first quarter of 2014 and the devaluation of the Venezuelan bolivar in the first quarter of 2013.

Commentary - Second Quarter of 2014 Compared to Second Quarter of 2013
Consolidated
Net sales of $5.3 billion in the second quarter of 2014 were up more than 1 percent compared to the year-ago period. Organic sales volumes increased 3 percent, and net selling prices rose 2 percent. Foreign currency exchange rates were unfavorable by 2 percent, and lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced net sales by 1 percent.
Operating profit was $790 in the second quarter of 2014 versus $796 in 2013. Results in 2014 include $68 of transaction and related charges for the potential spin-off of our health care business and $2 of restructuring costs for European strategic changes. Results in 2013 include $22 of restructuring costs for European strategic changes.
The year-over-year operating profit comparison benefited from organic sales volume growth, $75 in cost savings from our FORCE (Focused On Reducing Costs Everywhere) program and $10 of savings from pulp and tissue restructuring actions. Total marketing, research and general expenses were up slightly versus prior-year levels, including a $15 increase in advertising spending. Input costs increased $60 overall, with $45 of increased costs for raw materials other than fiber and $15 of higher fiber costs. Foreign currency translation effects, as a result of the weakening of several currencies relative to the U.S. dollar, reduced operating profit by $20, and currency transaction effects also negatively impacted the operating profit comparison.
The second quarter effective tax rate was 32.2 percent in 2014 compared to 32.6 percent in 2013.
Kimberly-Clark's share of net income of equity companies in the second quarter was $40 in 2014 and $55 in 2013. At Kimberly-Clark de Mexico, S.A.B., results were negatively impacted by lower net sales and input cost increases, partially offset by cost savings.
Personal Care Segment
Second quarter net sales of $2.4 billion increased 2 percent. Organic sales volumes increased 5 percent, and net selling prices rose 3 percent. Currency rates were unfavorable by 4 percent, lower sales as a result of European strategic changes reduced net sales by 1 percent, and product mix was off slightly. Second quarter operating profit of $453 increased 5 percent. The comparison benefited from organic sales volume growth, higher net selling prices and cost savings, partially offset by unfavorable currency rates, input cost inflation and higher marketing, research and general spending.
Net sales in North America increased 1 percent. Volumes were up 2 percent and net selling prices improved 1 percent, while changes in product mix and currency rates each reduced net sales by 1 percent. Huggies baby wipes volumes rose double-digits, with benefits from product innovation. Adult care volumes increased high-single digits, including benefits from market share gains and innovation on the Depend and Poise brands. Feminine care volumes were up mid-single digits, with continued growth on U by Kotex. Child care volumes fell mid-single digits and were impacted by category softness, while Huggies diaper volumes were off low-single digits.
Net sales in K-C International increased 5 percent despite an 8 point negative impact from changes in currency rates. Sales volumes were up 7 percent, net selling prices improved 5 percent, and product mix was up slightly. Volumes increased in Brazil, China, Russia, South Africa, South Korea and Venezuela. The higher net selling prices were driven by increases in Latin America in response to weaker currency rates and cost inflation.
Net sales in Europe decreased 17 percent, including a 23 point negative impact from lower sales in conjunction with European strategic changes. Organic sales volumes increased 2 percent, driven by growth in baby wipes and child care, while overall net selling prices were down 2 percent. Currency rates were favorable by 5 percent.
Consumer Tissue Segment
Second quarter net sales of $1.6 billion increased 1 percent. Net selling prices rose 3 percent and organic sales volumes improved 1 percent. Lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced net sales by 2 percent, and product mix was unfavorable by 1 percent. Second quarter operating profit of $240 increased 9 percent. The comparison benefited from organic sales volume growth, higher net selling prices and cost savings, partially offset by input cost inflation and higher marketing, research and general spending.
Net sales in North America were up 3 percent. The combined impact of changes in net selling prices and product mix added more than 1 point to net sales. Volumes also increased more than 1 percent, driven by double-digit growth in paper towels as a result of the launch of Viva Vantage.
Net sales in K-C International decreased 1 percent, including a 4 point negative impact from changes in currency rates. Net selling prices increased 5 percent, while volumes were off 1 percent. The higher net selling prices were driven by increases in Latin America in response to unfavorable currency rates and cost inflation.
Net sales in Europe decreased 1 percent, including a 9 point negative impact from lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions. Currency rates were favorable by 7 percent and organic volumes increased 3 percent, while product mix was off 1 point.
K-C Professional ("KCP") Segment
Second quarter net sales of $0.9 billion increased 2 percent. Organic sales volumes rose 3 percent, while changes in currency rates reduced net sales by 1 percent. Second quarter operating profit of $154 decreased 4 percent. The comparison was negatively impacted by input cost inflation and unfavorable currency rates, partially offset by benefits from organic sales volume growth and cost savings.
Net sales in North America decreased 2 percent. Net selling prices fell 2 percent and currency rates were slightly unfavorable, while volumes improved 1 percent. Volumes increased in safety products and other categories, mostly offset by a low single-digit decline in washroom products.
Net sales in K-C International increased 7 percent despite a 6 point drag from unfavorable currency rates. Volumes rose 8 percent, net selling prices improved 4 percent, and product mix advanced 1 percent. The organic volume growth and higher net selling prices were driven by increases in Latin America, along with solid performance in Asia.
Net sales in Europe were up 5 percent. Currency rates were favorable by 5 percent and organic sales volumes increased 1 percent, while lower sales in conjunction with European strategic changes reduced net sales by 1 percent.
Health Care Segment
Second quarter net sales of $0.4 billion decreased 1 percent, as currency exchange rates and product mix were both slightly unfavorable. Surgical and infection prevention and medical device volumes were both similar to year-ago levels. Second quarter operating profit of $63 increased 17 percent, driven by lower marketing, research and general spending and cost savings.

Commentary - First Six Months of 2014 Compared to First Six Months of 2013
For the first six months of 2014, net sales of $10.6 billion were even with the year-ago period. Organic sales volumes increased 3 percent, and net selling prices rose 2 percent. Foreign currency exchange rates were unfavorable by 3 percent, and lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced net sales by 2 percent.

Year-to-date operating profit was $1,587 in 2014 versus $1,579 in 2013. Operating profit comparisons benefited from organic sales volume growth, higher net selling prices and FORCE cost savings of $145. Total marketing, research and general expenses were down versus prior-year levels, driven by lower administrative costs. Input costs were $125 higher overall versus 2013. Foreign currency translation effects reduced operating profit by $45 and currency transaction effects also negatively impacted the operating profit comparison. Results include charges related to the European strategic changes of $12 in 2014 and $53 in the prior year, as well as charges related to the potential spin-off of our health care business of $75 in 2014.
Other (income) and expense, net was $44 of expense in the first six months of 2014 and $4 of expense in the prior year. 2014 results were driven by foreign currency transaction losses and a non-deductible charge of $39 related to an adverse court ruling regarding the treatment of capital contributions in prior years to a majority-owned affiliate in the Middle East. We are appealing the ruling. The year-ago results included the $36 charge related to the devaluation of the Venezuelan bolivar, partially offset by gains on the sales of certain non-core assets.
The year-to-date effective tax rate was 31.6 percent in 2014 compared to 31.8 percent in 2013.
European Strategic Changes
In October 2012, we initiated strategic changes to our Western and Central European businesses, including the exit of the diaper category, with the exception of the Italian market, divestiture or exit of some lower-margin businesses in certain markets, primarily in the consumer tissue segment, and streamlining of our manufacturing footprint and administrative organization. The impacted businesses previously generated annual net sales of approximately $0.5 billion and negligible operating profit. Total related restructuring costs will be incurred through 2014. As a result of the restructuring activities, net sales for the six months ended June 30, 2014 were decreased by $140 compared to the six months ended June 30, 2013.
We continue to expect that total after-tax charges will be between $300 and $350 and that pre-tax charges will be slightly higher than $400. Cash costs are projected to be 50 to 55 percent of total charges. Noncash charges consist primarily of asset impairment charges and incremental depreciation.
During the six months ended June 30, 2014, $12 of pre-tax charges were recognized for the strategic changes, and we made cash payments of $25. During the six months ended June 30, 2013, $53 of pre-tax charges were recognized for the strategic changes, including $38 recorded in cost of products sold and $15 recorded in marketing, research and general expenses. A related benefit of $11 was recorded in provision for income taxes.
For additional information on the European strategic changes, see Note 3 to the Consolidated Financial Statements.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $1.3 billion for the first six months of 2014, compared to $1.2 billion in the prior year. The increase was primarily driven by lower payments in 2014 for income taxes and restructuring actions.
Investing
During the first six months of 2014, our capital spending was $439 compared to $494 in the prior year. We anticipate that full year 2014 capital spending will be $1.0 to $1.2 billion.
Financing
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first six months of 2014, we repurchased 8.6 million shares of our common stock at a cost of $940 through a broker in the open market. In 2014, we plan to repurchase $1.3 to $1.5 billion of shares through open market purchases, subject to market conditions.
At June 30, 2014, total debt and redeemable securities was $7.1 billion compared to $6.3 billion at December 31, 2013.
On May 22, 2014, we issued $300 aggregate principal amount of floating rate notes due May 19, 2016 and $300 aggregate principal amount of 1.9% notes due May 22, 2019. Proceeds from the offering were used for general corporate purposes and repurchases of common stock.
In June 2014, we entered into a $2.0 billion revolving credit facility which expires in 2019. This facility, currently unused, replaced a similar facility for $1.5 billion, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.

Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $342 as of June 30, 2014 (included in debt payable within one year on the Consolidated Balance Sheet). The average month-end balance of short-term debt for the second quarter of 2014 was $565. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
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
We measure results in Venezuela at the rate in which we transact our business. Since March 2013, exchange transactions have taken place through letters of credit which resulted in an effective exchange rate of 6.3 bolivars per U.S. dollar and through approved transactions using the regulated currency exchange system, which were also at a 6.3 exchange rate. To date, we have not gained access to U.S. dollars in Venezuela through either SICAD or SICAD 2 auctions. Whether we will be able to access either SICAD system in the foreseeable future and what volume of currency exchange will transact through these alternative mechanisms is unclear. Accordingly, we continued to measure K-C Venezuela operations at the rate of 6.3 bolivars per U.S. dollar through June 30, 2014.
We continue to monitor the availability and transaction volume of currency exchange through the various alternatives that exist in Venezuela, including recent comments by the country's Vice President of the Council of Economics Ministers of a possible movement to a single exchange rate in the future.
At June 30, 2014, K-C Venezuela had a bolivar-denominated net monetary asset position (primarily cash) of $394, and our net investment in K-C Venezuela was $534, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented less than 3 percent of consolidated net sales in 2014 and 2013.
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

Business Outlook
In 2014, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. Growth in organic volume, net selling prices and product mix is expected to be in the combined 3 to 5 percent target range, led by KCI. We expect net sales to be negatively impacted by unfavorable foreign currency exchange rates of 2 to 3 percent and lower sales from the European strategic changes and pulp and tissue restructuring actions of 1 percent. We plan to achieve cost savings of at least $300, expect unfavorable foreign currency exchange rate effects and anticipate commodity cost inflation toward the high end of the previously communicated range of $150 to $250. We anticipate that advertising and research and development spending will increase faster than net sales to support targeted growth initiatives and innovation activities. We expect net income from equity companies to be down year-on-year.
In 2014, we anticipate capital spending to be in a $1.0 to $1.2 billion range and share repurchases to total $1.3 to $1.5 billion, subject to market conditions, and expect to contribute approximately $200 to our defined benefit pension plans.
Potential Spin-off of Health Care Business
In November 2013, we announced that our Board of Directors authorized management to pursue a potential tax-free spin-off of our health care business. A spin-off would create a stand-alone, publicly traded health care company with approximately $1.7 billion in annual net sales, focused on the sale of surgical and infection prevention products for the operating room and other medical supplies, and medical devices focused on pain management, respiratory and digestive health. We expect that the spin-off would be in the form of a tax-free distribution of 100 percent of the new company’s common stock to Kimberly-Clark shareholders.
A Form 10 registration statement was filed with the SEC in May 2014, and an amendment to the Form 10 was filed in June 2014. We continue to analyze the potential spin-off and expect that the spin-off will be completed at the end of October 2014, assuming Board approval and subject to market, regulatory and other conditions.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated costs, scope, timing and financial and other effects of the European strategic changes, the potential spin-off of our health care business and related matters, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, cost savings and reductions, net sales, anticipated currency rates and exchange risks, raw material, energy and other input costs, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
As of June 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the second quarter of 2014 were made through a broker in the open market.
The following table contains information for shares repurchased during the second quarter of 2014. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2014)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	1,436,400	$110.48	34,433,811	15,566,189
May 1 to May 31	1,433,000	110.69	35,866,811	14,133,189
June 1 to June 30	1,426,000	111.39	37,292,811	12,707,189
Total	4,295,400

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
July 22, 2014

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