Form 10-Q
period 2014-09-30
KIMBERLY CLARK CORP
filed 2014-10-21
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 14, 2014, there were 372,455,181 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2014	2013	2014	2013
Net Sales	$5,442	$5,262	$16,063	$15,847
Cost of products sold	3,541	3,457	10,528	10,420
Gross Profit	1,901	1,805	5,535	5,427
Marketing, research and general expenses	1,011	990	3,014	3,029
Other (income) and expense, net	(17)	8	27	12
Operating Profit	907	807	2,494	2,386
Interest income	5	6	13	16
Interest expense	(71)	(73)	(214)	(211)
Income Before Income Taxes and Equity Interests	841	740	2,293	2,191
Provision for income taxes	(290)	(224)	(749)	(685)
Income Before Equity Interests	551	516	1,544	1,506
Share of net income of equity companies	31	49	114	157
Net Income	582	565	1,658	1,663
Net income attributable to noncontrolling interests	(20)	(19)	(49)	(60)
Net Income Attributable to Kimberly-Clark Corporation	$562	$546	$1,609	$1,603

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.51	$1.43	$4.28	$4.16
Diluted	$1.50	$1.42	$4.25	$4.13
Cash Dividends Declared	$0.84	$0.81	$2.52	$2.43
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2014	2013	2014	2013
Net Income	$582	$565	$1,658	$1,663
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(529)	204	(366)	(387)
Employee postretirement benefits	46	(5)	72	84
Other	30	(19)	19	9
Total Other Comprehensive Income (Loss), Net of Tax	(453)	180	(275)	(294)
Comprehensive Income	129	745	1,383	1,369
Comprehensive income attributable to noncontrolling interests	(8)	(32)	(45)	(59)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$121	$713	$1,338	$1,310
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2014 Data is Unaudited)

(Millions of dollars)	September 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$1,431	$1,054
Accounts receivable, net	2,542	2,545
Inventories	2,281	2,233
Other current assets	667	718
Total Current Assets	6,921	6,550
Property, Plant and Equipment, Net	7,692	7,948
Investments in Equity Companies	335	382
Goodwill	3,129	3,181
Other Intangible Assets	215	243
Other Assets	584	615
TOTAL ASSETS	$18,876	$18,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$773	$375
Redeemable preferred securities of subsidiary	506	506
Trade accounts payable	2,597	2,598
Accrued expenses	2,071	2,060
Dividends payable	313	309
Total Current Liabilities	6,260	5,848
Long-Term Debt	5,633	5,386
Noncurrent Employee Benefits	1,090	1,312
Deferred Income Taxes	902	817
Other Liabilities	371	344
Redeemable Preferred and Common Securities of Subsidiaries	72	72
Stockholders' Equity
Kimberly-Clark Corporation	4,265	4,856
Noncontrolling Interests	283	284
Total Stockholders' Equity	4,548	5,140
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,876	$18,919
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2014	2013
Operating Activities
Net income	$1,658	$1,663
Depreciation and amortization	655	641
Asset impairments	42	42
Stock-based compensation	51	73
Deferred income taxes	57	128
Net (gains) losses on asset dispositions	(11)	—
Equity companies' earnings in excess of dividends paid	(27)	(75)
(Increase) decrease in operating working capital	(63)	(259)
Postretirement benefits	(119)	(135)
Other	12	17
Cash Provided by Operations	2,255	2,095
Investing Activities
Capital spending	(730)	(697)
Acquisitions of businesses	—	(32)
Proceeds from dispositions of property	36	113
Proceeds from sales of investments	96	16
Investments in time deposits	(123)	(46)
Maturities of time deposits	191	66
Other	5	(10)
Cash Used for Investing	(525)	(590)
Financing Activities
Cash dividends paid	(942)	(913)
Change in short-term borrowings	153	22
Debt proceeds	621	889
Debt repayments	(109)	(542)
Cash paid on redeemable preferred securities of subsidiaries	(22)	(21)
Proceeds from exercise of stock options	98	164
Acquisitions of common stock for the treasury	(1,122)	(959)
Other	—	7
Cash Used for Financing	(1,323)	(1,353)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(30)	(79)
Increase (Decrease) in Cash and Cash Equivalents	377	73
Cash and Cash Equivalents - Beginning of Year	1,054	1,106
Cash and Cash Equivalents - End of Period	$1,431	$1,179
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
Annual Goodwill Impairment Test
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. For 2014, we have completed the required annual testing of goodwill for impairment for all reporting units using the beginning of the third quarter as the measurement date and have determined that goodwill is not impaired. The fair value for all reporting units was in excess of the book value.
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
During March 2013, the Venezuelan government announced a complementary currency exchange system, SICAD. Participation in SICAD is controlled by the Venezuelan government. SICAD is intended to function as an auction system, allowing entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In February 2014, the president of Venezuela announced that another exchange system (referred to as SICAD 2) would be initiated. Initial exchanges under SICAD 2 began on March 24, 2014.
We measure results in Venezuela at the rate in which we transact our business. Since March 2013, exchange transactions have taken place through letters of credit which resulted in an effective exchange rate of 6.3 bolivars per U.S. dollar and through approved transactions using the regulated currency exchange system, which were also at a 6.3 exchange rate. To date, we have not gained access to U.S. dollars in Venezuela through either SICAD or SICAD 2 auctions. Whether we will be able to access either SICAD system in the foreseeable future and what volume of currency exchange will transact through these alternative mechanisms is unclear. Accordingly, we continued to measure K-C Venezuela operations at the rate of 6.3 bolivars per U.S. dollar through September 30, 2014.
Through September 30, 2014 we continued to manufacture products in Venezuela as well as import finished goods under approved letters of credit. However, recent government approvals to import raw materials under letters of credit are not at a level sufficient to sustain all of our manufacturing capabilities in country. Unless we are able to obtain further approvals to import raw materials through approved letters of credit or through the official government exchange system, we may be forced to curtail some or all of our local manufacturing until such approvals to import additional raw materials are forthcoming. We continue to seek approval for additional imports, as well as monitor the financial policies and practices of the Venezuelan government to assess the impact on our US GAAP accounting and reporting for our operations in that country.
At September 30, 2014, K-C Venezuela had a bolivar-denominated net monetary asset position (primarily cash) of $435, and our net investment in K-C Venezuela was $572, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented less than 3 percent of consolidated net sales in 2014 and approximately 2 percent in 2013.

New Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2016.  Early adoption is not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

Note 2. Spin-Off of Health Care Business and Related Costs
In November 2013, we announced that our Board of Directors authorized management to pursue a potential tax-free spin-off of our health care business. The spin-off will create a stand-alone, publicly traded health care company with approximately $1.7 billion in annual net sales, focused on the sale of surgical and infection prevention products for the operating room and other medical supplies, and medical devices focused on pain management, respiratory and digestive health.
A Form 10 registration statement was filed in May 2014 with the Securities and Exchange Commission (the "SEC") to register our health care business as an independent stand-alone public company named Halyard Health, Inc. (“Halyard”). In September 2014, our Board of Directors authorized its executive committee (“Executive Committee”) to approve the final terms and conditions of the distribution.  On October 6, 2014, the Executive Committee approved the distribution of all of the issued and outstanding shares of Halyard common stock on the basis of one share of Halyard common stock for every eight shares of Kimberly-Clark common stock held as of the close of business on October 23, 2014, the record date for the distribution. The Form 10 registration statement, as amended, was deemed effective by the SEC on October 17, 2014. We expect that the spin-off will be completed at the end of the day on October 31, 2014, subject to market, regulatory and other conditions.
Halyard will fund a cash distribution to us equal to the estimated amount of all of Halyard's available cash on the distribution date in excess of the minimum amount to be retained by Halyard. Such minimum amount will be equal to $40 plus the estimated net amount of certain intercompany assets and liabilities on the distribution date that are to be retained by us plus approximately $1 associated with certain retention bonus obligations to be transferred to Halyard. The amount of funds resulting from the intercompany settlements will be determined on or about the date of the distribution, although the exact amount will depend on the amount of the cash distribution and the intercompany transactions.  We expect to use the proceeds of this cash distribution to make open-market repurchases of our shares of common stock.
After the spin-off, the divested health care business will be presented as discontinued operations, which will exclude overhead costs previously allocated to health care that will remain part of Kimberly-Clark after the spin-off, on our Consolidated Income Statement for all periods presented. The health care business' balance sheet, other comprehensive income and cash flows will be included within our Consolidated Balance Sheet, Consolidated Statement of Stockholders' Equity, Consolidated Statement of Comprehensive Income and Consolidated Cash Flow Statement through October 31, 2014.
In June 2014, we decided to exit one of our health care glove manufacturing facilities in Thailand and outsource the related production in order to improve our ongoing cost and competitive position.  The plan is expected to result in charges of approximately $70 ($50 after tax).  Charges recognized in cost of products sold during the three and nine months ended September 30, 2014 were $5 and $54, consisting primarily of an asset impairment charge of $42. In addition, during the three and nine months ended September 30, 2014, $30 and $56 were recorded, respectively, in marketing, research and general expenses, and $5 was recorded in cost of products sold, for transaction and related costs associated with the potential spin-off of our health care business.  Total charges during the three and nine months ended September 30, 2014 for these matters were $40 and $115 ($41 and $94 after tax), respectively.

Note 3. 2014 Organization Restructuring
In October 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. The restructuring is intended to improve our underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth.
The restructuring is expected to be completed by the end of 2016, with total costs anticipated to be $130 to $160 after tax ($190 to $230 pre-tax). Cash costs are projected to be approximately 80 percent of the total charges. Workforce reductions are expected to be in the range of 1,100 to 1,300 and primarily impact salaried employees. We expect that $85 to $105 of the after-tax charges ($125 to $150 pre-tax) will occur in the fourth quarter of 2014. The restructuring is expected to impact all of our business segments and our organizations in all major geographies.

Note 4. European Strategic Changes
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
Total charges related to the European strategic changes during the three months ended September 30, 2014 and 2013 were $1 and $14 ($3 and $10 after tax), respectively. Total charges related to these actions during the nine months ended September 30, 2014 and 2013 were $13 and $67 ($12 and $52 after tax), respectively.
Through September 30, 2014, cumulative pre-tax charges for the strategic changes were $393 ($320 after tax), including cumulative pre-tax cash charges of $215.
The following summarizes the cash charges recorded and reconciles these charges to accrued expenses:

	2014	2013
Accrued expenses - January 1	$37	$133
Charges for workforce reductions and other exit costs	12	53
Cash payments	(32)	(132)
Currency and other	(2)	(9)
Accrued expenses - September 30	$15	$45

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
During the nine months ended September 30, 2014 and for the full year 2013, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Set forth below are the assets and liabilities that are measured on a recurring basis at fair value and the inputs used to develop those fair value measurements.

	September 30, 2014	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance (“COLI”)	$57	$—	$57	$—
Available-for-sale securities	24	24	—	—
Derivatives	44	—	44	—
Total	$125	$24	$101	$—
Liabilities
Derivatives	$105	$—	$105	$—

	December 31, 2013	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
COLI	$55	$—	$55	$—
Available-for-sale securities	22	22	—	—
Derivatives	62	—	62	—
Total	$139	$22	$117	$—
Liabilities
Derivatives	$49	$—	$49	$—
The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. Available-for-sale securities are included in other assets. See Note 9 for information on the classification of derivatives in the Consolidated Balance Sheet.
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
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		September 30, 2014		December 31, 2013
Assets
Cash and cash equivalents(a)	1	$1,431	$1,431	$1,054	$1,054
Time deposits(b)	1	154	154	222	222
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	213	213	63	63
Long-term debt(d)	2	6,193	6,856	5,698	6,271
Redeemable preferred securities of subsidiaries(e)	3	532	535	532	552
Redeemable common securities of subsidiary(f)	3	46	46	46	46

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

(f)	The fair value of the redeemable common securities of subsidiary was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 6. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Pension Benefits		Other Benefits
	Three Months Ended September 30
	2014	2013	2014	2013
Service cost	$12	$13	$3	$4
Interest cost	70	63	9	9
Expected return on plan assets	(83)	(82)	—	—
Recognized net actuarial loss	25	28	—	2
Curtailment	—	(1)	—	—
Other	1	2	—	—
Net periodic benefit cost	$25	$23	$12	$15

	Pension Benefits		Other Benefits
	Nine Months Ended September 30
	2014	2013	2014	2013
Service cost	$36	$40	$9	$12
Interest cost	209	191	27	25
Expected return on plan assets	(249)	(246)	—	—
Recognized net actuarial loss	75	91	—	2
Curtailment	—	(30)	—	—
Other	6	(1)	—	—
Net periodic benefit cost	$77	$45	$36	$39
For the nine months ended September 30, 2014 and 2013, we made cash contributions of $180 and $175, respectively, to our pension trusts. We expect to contribute approximately $200 to our defined benefit pension plans for the full year 2014.

Note 7. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2014	2013	2014	2013
Basic	373.3	382.8	376.0	384.9
Dilutive effect of stock options	1.1	1.4	1.2	1.6
Dilutive effect of restricted share and restricted share unit awards	1.5	1.6	1.6	1.5
Diluted	375.9	385.8	378.8	388.0
There were no significant outstanding stock-based awards excluded from the computation of diluted EPS during the three and nine month periods ended September 30, 2014 and 2013.
The number of common shares outstanding as of September 30, 2014 and 2013 was 372.5 million and 382.1 million, respectively.

Note 8. Stockholders' Equity
Set forth below is a reconciliation for the nine months ended September 30, 2014 of the carrying amount of total stockholders' equity from the beginning of the period to the end of the period.

	Stockholders' Equity Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2013	$4,856	$284
Net Income	1,609	25
Other comprehensive income, net of tax
Unrealized translation	(362)	(3)
Employee postretirement benefits	72	—
Other	19	—
Stock-based awards exercised or vested	99	—
Recognition of stock-based compensation	51	—
Income tax benefits on stock-based compensation	30	—
Shares repurchased	(1,162)	—
Dividends declared	(946)	(26)
Other	(1)	3
Balance at September 30, 2014	$4,265	$283
During the nine months ended September 30, 2014, we repurchased 10.3 million shares at a total cost of $1.1 billion.
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
The change in net unrealized currency translation for the nine months ended September 30, 2014 was primarily due to the strengthening of the U.S. dollar against the Euro, Russian ruble and Australian dollar, as well as most other currencies.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2012	$(26)	$(1,928)		$(53)		$(52)
Other comprehensive income (loss) before reclassifications	(386)	57		1		17
(Income) loss reclassified from AOCI	—	28	(a)	(2)	(a)	(8)
Net current period other comprehensive income (loss)	(386)	85		(1)		9
Balance as of September 30, 2013	$(412)	$(1,843)		$(54)		$(43)

Balance as of December 31, 2013	$(525)	$(1,668)		$(15)		$(34)
Other comprehensive income (loss) before reclassifications	(362)	(2)		24		17
(Income) loss reclassified from AOCI	—	49	(a)	1	(a)	2
Net current period other comprehensive income (loss)	(362)	47		25		19
Balance as of September 30, 2014	$(887)	$(1,621)		$10		$(15)

(a)	Included in computation of net periodic pension and postretirement benefits costs (see Note 6).

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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At September 30, 2014, we had in place net investment hedges of $74 for a portion of our investment in our Mexican affiliate.
Set forth below is a summary of the total designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Foreign currency exchange contracts	$38	$34	$104	$49
Interest rate contracts	4	22	1	—
Commodity price contracts	2	6	—	—
Total	$44	$62	$105	$49
The derivative assets are included in the Consolidated Balance Sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At September 30, 2014, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $250. Fair value hedges resulted in no significant ineffectiveness in the nine months ended September 30, 2014 and 2013. For the three and nine month periods ended September 30, 2014 and 2013, gains or losses recognized in interest expense for interest rate swaps were not significant. For the nine month periods ended September 30, 2014 and 2013, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of September 30, 2014, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2014 and future periods. As of September 30, 2014, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $900 and $200, respectively. Cash flow hedges resulted in no significant ineffectiveness for the nine months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2014, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at September 30, 2014 is July 2017.

Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. Losses of $130 and gains of $77 were recorded in the three month periods ended September 30, 2014 and 2013, respectively. Losses of $77 and $65 were recorded in the nine month periods ended September 30, 2014 and 2013, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At September 30, 2014, the notional amount of these undesignated derivative instruments was $2.4 billion.

Note 10. Description of Business Segments
We are organized into operating segments based on product groupings. These operating segments have been aggregated into four reportable global business segments: Personal Care, Consumer Tissue, KCP and Health Care. The reportable segments were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with the business segments. Costs associated with the spin-off of the health care business and related matters are included in Corporate & Other.
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

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change
NET SALES
Personal Care	$2,475	$2,383	+3.9%	$7,299	$7,170	+1.8%
Consumer Tissue	1,697	1,626	+4.4%	5,024	4,969	+1.1%
K-C Professional	873	843	+3.6%	2,531	2,477	+2.2%
Health Care	392	403	-2.7%	1,186	1,201	-1.2%
Corporate & Other	5	7	N.M.	23	30	N.M.
TOTAL NET SALES	$5,442	$5,262	+3.4%	$16,063	$15,847	+1.4%

OPERATING PROFIT
Personal Care	$483	$427	+13.1%	$1,393	$1,300	+7.2%
Consumer Tissue	285	233	+22.3%	782	713	+9.7%
K-C Professional	165	155	+6.5%	455	459	-0.9%
Health Care	52	70	-25.7%	187	168	+11.3%
Corporate & Other(a)	(95)	(70)	N.M.	(296)	(242)	N.M.
Other (income) and expense, net	(17)	8	N.M.	27	12	+125.0%
TOTAL OPERATING PROFIT	$907	$807	+12.4%	$2,494	$2,386	+4.5%
N.M. - Not Meaningful

(a)	Corporate & Other includes charges related to the health care spin-off and European strategic changes. See Notes 2 and 4.

Note 11. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2014			December 31, 2013
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
At the lower of cost, determined on the FIFO or weighted-average cost methods, or market
Raw materials	$146	$334	$480	$143	$319	$462
Work in process	176	110	286	189	97	286
Finished goods	692	737	1,429	648	753	1,401
Supplies and other	—	327	327	—	326	326
	1,014	1,508	2,522	980	1,495	2,475
Excess of FIFO or weighted-average cost over LIFO cost	(241)	—	(241)	(242)	—	(242)
Total	$773	$1,508	$2,281	$738	$1,495	$2,233
We use the LIFO method of valuing inventory for financial reporting purposes for most U.S. inventories. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2014	December 31, 2013
Land	$186	$196
Buildings	2,706	2,776
Machinery and equipment	14,124	14,193
Construction in progress	540	515
	17,556	17,680
Less accumulated depreciation	(9,864)	(9,732)
Total	$7,692	$7,948

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Third Quarter 2014 Results

•	Status of the Health Care Business Spin-off

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook

Overview of Third Quarter 2014 Results

•	Net sales increased more than 3 percent compared to the year-ago period due to increases in sales volumes and net selling prices.

•	Charges associated with the spin-off of the health care business and related matters were $41 after tax. See Note 2 to the Consolidated Financial Statements for additional information.

•	Operating profit and net income attributable to Kimberly-Clark Corporation increased 12 percent and 3 percent, respectively.

•	Diluted earnings per share were $1.50 versus $1.42 in the prior year.

Status of the Health Care Business Spin-off
In November 2013, we announced that our Board of Directors authorized management to pursue a potential tax-free spin-off of our health care business. The spin-off will create a stand-alone, publicly traded health care company with approximately $1.7 billion in annual net sales, focused on the sale of surgical and infection prevention products for the operating room and other medical supplies, and medical devices focused on pain management, respiratory and digestive health.
A Form 10 registration statement was filed in May 2014 with the Securities and Exchange Commission (the "SEC") to register our health care business as an independent stand-alone public company named Halyard Health, Inc. (“Halyard”). In September 2014, our Board of Directors authorized its executive committee (“Executive Committee”) to approve the final terms and conditions of the distribution.  On October 6, 2014, the Executive Committee approved the distribution of all of the issued and outstanding shares of Halyard common stock on the basis of one share of Halyard common stock for every eight shares of Kimberly-Clark common stock held as of the close of business on October 23, 2014, the record date for the distribution. The Form 10 registration statement, as amended, was deemed effective by the SEC on October 17, 2014. We expect that the spin-off will be completed at the end of the day on October 31, 2014, subject to market, regulatory and other conditions.
Halyard will fund a cash distribution to us equal to the estimated amount of all of Halyard's available cash on the distribution date in excess of the minimum amount to be retained by Halyard. Such minimum amount will be equal to $40 plus the estimated net amount of certain intercompany assets and liabilities on the distribution date that are to be retained by us plus approximately $1 associated with certain retention bonus obligations to be transferred to Halyard. The amount of funds resulting from the intercompany settlements will be determined on or about the date of the distribution, although the exact amount will depend on the amount of the cash distribution and the intercompany transactions.  We expect to use the proceeds of this cash distribution to make open-market repurchases of our shares of common stock.
After the spin-off, the divested health care business will be presented as discontinued operations, which will exclude overhead costs previously allocated to health care that will remain part of Kimberly-Clark after the spin-off, on our Consolidated Income Statement for all periods presented. The health care business' balance sheet, other comprehensive income and cash flows will be included within our Consolidated Balance Sheet, Consolidated Statement of Stockholders' Equity, Consolidated Statement of Comprehensive Income and Consolidated Cash Flow Statement through October 31, 2014.

Results of Operations and Related Information
This section presents a discussion and analysis of our third quarter 2014 net sales, operating profit and other information relevant to an understanding of the results of operations.

Results By Business Segment

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change
NET SALES
Personal Care	$2,475	$2,383	+3.9%	$7,299	$7,170	+1.8%
Consumer Tissue	1,697	1,626	+4.4%	5,024	4,969	+1.1%
K-C Professional	873	843	+3.6%	2,531	2,477	+2.2%
Health Care	392	403	-2.7%	1,186	1,201	-1.2%
Corporate & Other	5	7	N.M.	23	30	N.M.
TOTAL NET SALES	$5,442	$5,262	+3.4%	$16,063	$15,847	+1.4%

OPERATING PROFIT
Personal Care	$483	$427	+13.1%	$1,393	$1,300	+7.2%
Consumer Tissue	285	233	+22.3%	782	713	+9.7%
K-C Professional	165	155	+6.5%	455	459	-0.9%
Health Care	52	70	-25.7%	187	168	+11.3%
Corporate & Other(a)	(95)	(70)	N.M.	(296)	(242)	N.M.
Other (income) and expense, net(b)	(17)	8	N.M.	27	12	+125.0%
TOTAL OPERATING PROFIT	$907	$807	+12.4%	$2,494	$2,386	+4.5%
N.M. - Not Meaningful
Results By Geography

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change
NET SALES
North America	$2,717	$2,727	-0.4%	$8,105	$8,104	—
Europe	713	693	+2.9%	2,171	2,250	-3.5%
Asia, Latin America and other	2,230	2,054	+8.6%	6,438	6,146	+4.8%
Intergeographic sales	(218)	(212)	N.M.	(651)	(653)	N.M.
TOTAL NET SALES	$5,442	$5,262	+3.4%	$16,063	$15,847	+1.4%

OPERATING PROFIT
North America	$592	$530	+11.7%	$1,656	$1,618	+2.3%
Europe	62	63	-1.6%	211	185	+14.1%
Asia, Latin America and other	331	292	+13.4%	950	837	+13.5%
Corporate & Other(a)	(95)	(70)	N.M.	(296)	(242)	N.M.
Other (income) and expense, net(b)	(17)	8	N.M.	27	12	+125.0%
TOTAL OPERATING PROFIT	$907	$807	+12.4%	$2,494	$2,386	+4.5%

(a)
Corporate & Other includes charges related to the European strategic changes of $1 and $11 for the three months ended September 30, 2014 and 2013, respectively, and $13 and $64 for the nine months ended September 30, 2014 and 2013, respectively. In addition, Corporate & Other includes $40 and $115 for charges related to the spin-off of our health care business for the three and nine months ended September 30, 2014, respectively.

(b)
For the nine months ended September 30, 2014, other (income) and expense, net includes a $39 charge related to a regulatory dispute in the Middle East and for the nine months ended September 30, 2013, includes a $36 charge related to the devaluation of the Venezuelan bolivar.

Percentage Change 2014 Versus 2013

NET SALES		Changes Due To
Third Quarter	Total	Organic Volume	Restructuring Impact(a)	Net Price	Mix/Other(b)	Currency
Consolidated	3.4	2	—	2	(1)	—
Personal Care	3.9	2	—	3	—	(1)
Consumer Tissue	4.4	3	—	1	(1)	1
K-C Professional	3.6	3	—	—	—	1
Health Care	(2.7)	—	—	(3)	—	—

Year-to-Date
Consolidated	1.4	3	(1)	2	(1)	(2)
Personal Care	1.8	4	(1)	2	—	(3)
Consumer Tissue	1.1	1	(2)	2	—	—
K-C Professional	2.2	2	—	1	—	(1)
Health Care	(1.2)	1	—	(2)	—	—

(a)	Lower sales related to the European strategic changes and the 2011 and 2012 pulp and tissue restructuring actions.

(b)	Mix/Other includes rounding.

OPERATING PROFIT		Changes Due To
Third Quarter	Total	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)
Consolidated	12.4	5	11	(7)	12	—	(9)
Personal Care	13.1	4	18	(8)	10	—	(11)
Consumer Tissue	22.3	8	9	(3)	18	2	(12)
K-C Professional	6.5	5	1	(10)	6	—	4
Health Care	(25.7)	(3)	(15)	(4)	6	—	(10)

Year-to-Date
Consolidated	4.5	5	11	(8)	10	(2)	(11)
Personal Care	7.2	7	13	(8)	11	(2)	(14)
Consumer Tissue	9.7	2	13	(5)	10	—	(10)
K-C Professional	(0.9)	4	4	(8)	5	(3)	(3)
Health Care	11.3	2	(12)	1	7	(1)	14

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)
Other includes the impact of changes in marketing, research and general expenses and manufacturing costs not separately listed in the table. In addition, consolidated includes the impact of the charges in 2014 and 2013 related to the European strategic changes and in 2014 related to the spin-off of the health care business. Consolidated year-to-date also includes the impact of charges related to a regulatory dispute in the Middle East in the first quarter of 2014 and the devaluation of the Venezuelan bolivar in the first quarter of 2013.

Commentary - Third Quarter of 2014 Compared to Third Quarter of 2013
Consolidated
Net sales of $5.4 billion in the third quarter of 2014 were up more than 3 percent compared to the year-ago period. Organic sales volumes and net selling prices each increased 2 percent. Lower sales in conjunction with European strategic changes and changes in foreign currency exchange rates each reduced net sales slightly.
Operating profit was $907 in the third quarter of 2014 versus $807 in 2013. Results in 2014 include $40 of transaction and related charges for the spin-off of the health care business. Results in 2013 include $14 of restructuring costs for European strategic changes, versus $1 in 2014.

The year-over-year operating profit comparison benefited from organic sales volume growth, higher net selling prices and $100 in cost savings from the company's FORCE (Focused On Reducing Costs Everywhere) program. Total marketing, research and general expenses were down slightly versus prior-year levels, despite a $10 increase in advertising spending. Input costs increased $55 overall, with $35 of increased costs for raw materials other than fiber, $10 of higher fiber costs and $10 of increased distribution costs. Foreign currency translation effects had minimal overall impact on operating profit, while currency transaction effects negatively impacted the operating profit comparison, primarily in Eastern Europe and Latin America. Other (income) and expense, net was income of $17 in the third quarter of 2014, including a gain on the sale of certain non-core assets, compared to $8 of expense in the year-ago period.
The third quarter effective tax rate was 34.5 percent in 2014 compared to 30.3 percent in 2013. The increase in the effective tax rate was driven by various tax matters, most notably costs in preparation for the spin-off of the health care business.
Kimberly-Clark's share of net income of equity companies in the third quarter was $31 in 2014 and $49 in 2013. At Kimberly-Clark de Mexico, S.A.B., results were negatively impacted by lower net sales and input cost increases, partially offset by cost savings.
Personal Care Segment
Third quarter net sales of $2.5 billion increased 4 percent. Net selling prices rose 3 percent and organic sales volumes increased 2 percent. Currency rates were unfavorable by 1 percent and lower sales as a result of European strategic changes reduced net sales slightly. Third quarter operating profit of $483 increased 13 percent. The comparison benefited from organic sales volume growth, higher net selling prices and cost savings, partially offset by input cost inflation and unfavorable effects from changes in currency rates.
Net sales in North America decreased 1 percent. Volumes were down more than 1 percent while net selling prices were up about 1 percent. Adult care volumes increased double-digits, including benefits from innovation and promotion shipments, and Huggies baby wipes volumes rose mid-single digits. Child care volumes were similar to year-ago levels, as benefits from the launch of new GoodNites youth pants were offset by lower Pull-Ups training pants volumes. Huggies diaper volumes were off low-double digits compared to mid-single digit growth in the year-ago period and were impacted by market share declines and competitive promotional activity.
Net sales in K-C International increased 9 percent despite a 3 point negative impact from changes in currency rates. Volumes and net selling prices each improved 6 percent. The volume increase was driven by gains in Brazil, China, Russia/Eastern Europe, South Africa, South Korea and Vietnam. The higher net selling prices were driven by increases in Latin America and Eastern Europe in response to weaker currency rates and cost inflation.
Net sales in Europe decreased 5 percent, including a 6 point negative impact from lower sales in conjunction with European strategic changes. Organic sales volumes and net selling prices were each down 2 percent, while currency rates were favorable by 5 percent.
Consumer Tissue Segment
Third quarter net sales of $1.7 billion increased 4 percent. Organic sales volumes increased 3 percent and net selling prices rose 1 percent, while product mix was off 1 percent. Currency rates were favorable by 1 percent. Third quarter operating profit of $285 increased 22 percent. The comparison benefited from organic sales volume growth, higher net selling prices and cost savings, partially offset by input cost inflation.
Net sales in North America were up 3 percent. Volumes increased approximately 7 percent, while changes in product mix reduced net sales 2 percent and net selling prices were off 1 percent. The volume growth included benefits from market share gains, promotion activity and the launch of Viva Vantage paper towels earlier this year.
Net sales in K-C International increased 6 percent, including a 1 point benefit from changes in currency rates. Net selling prices increased 7 percent, while volumes and product mix were each off 1 percent. The higher net selling prices were driven by increases in Latin America in response to unfavorable currency rates and cost inflation.
Net sales in Europe increased 5 percent. Currency rates were favorable by 5 percent, while lower sales in conjunction with European strategic changes reduced net sales 1 percent. Organic sales volumes rose 2 percent, driven by increases on bathroom tissue, while net selling prices were off 1 percent.

K-C Professional ("KCP") Segment
Third quarter net sales of $0.9 billion increased 4 percent. Organic sales volumes rose 3 percent and changes in currency rates increased net sales 1 percent. Third quarter operating profit of $165 increased 6 percent. The comparison benefited from organic sales volume growth, cost savings and lower manufacturing-related costs, partially offset by input cost inflation.
Net sales in North America decreased 3 percent, driven by lower net selling prices. Overall organic sales volumes were even with year-ago levels, as increases in safety products and wipers were offset by declines in washroom and other product categories.
Net sales in K-C International increased 14 percent. Organic sales volumes rose 7 percent, net selling prices improved 6 percent and product mix advanced 1 percent. The growth was driven by increases in Latin America, along with solid performance in Asia.
Net sales in Europe were up 6 percent, including a 4 point benefit from currency rates. Volumes increased 3 percent, while net selling prices were off 1 percent.
Health Care Segment
Third quarter net sales of $0.4 billion decreased 3 percent, primarily due to lower net selling prices. Surgical and infection prevention and medical device volumes were both similar to year-ago levels. Third quarter operating profit of $52 decreased 26 percent, driven by lower net sales, unfavorable effects from changes in currency rates and cost inflation.

Commentary - First Nine Months of 2014 Compared to First Nine Months of 2013
For the first nine months of 2014, net sales of $16.1 billion increased 1 percent compared to the year-ago period. Organic sales volumes increased 3 percent, and net selling prices rose 2 percent, partially offset by slightly unfavorable product mix. Foreign currency exchange rates were unfavorable by 2 percent and lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced net sales by 1 percent.
Year-to-date operating profit was $2,494 in 2014 versus $2,386 in 2013. Operating profit comparisons benefited from organic sales volume growth, higher net selling prices, FORCE cost savings of $245 and $25 of savings from pulp and tissue restructuring actions. Total marketing, research and general expenses were down versus prior-year levels, driven primarily by lower administrative costs. Input costs were $180 higher overall versus 2013. Foreign currency translation effects reduced operating profit by $45 and currency transaction effects also negatively impacted the operating profit comparison. Results in 2014 include transaction and related costs for the spin-off of our health care business and restructuring costs for European strategic changes. Results in 2013 include restructuring costs for European strategic changes.
Other (income) and expense, net was $27 of expense in the first nine months of 2014 and $12 of expense in the prior year. 2014 results were driven by foreign currency transaction losses and a non-deductible charge of $39 related to an adverse court ruling regarding the treatment of capital contributions in prior years to a majority-owned affiliate in the Middle East, partially offset by gains on the sales of certain non-core assets. The year-ago results included the $36 charge related to the devaluation of the Venezuelan bolivar, partially offset by gains on the sales of certain non-core assets.
Through nine months, diluted net income per share was $4.25 in 2014 and $4.13 in 2013. The increase was primarily due to higher operating profit and a lower share count, partially offset by lower equity income. The year-to-date effective tax rate was 32.7 percent in 2014 compared to 31.3 percent in 2013.
European Strategic Changes
In October 2012, we initiated strategic changes to our Western and Central European businesses, including the exit of the diaper category, with the exception of the Italian market, divestiture or exit of some lower-margin businesses in certain markets, primarily in the consumer tissue segment, and streamlining of our manufacturing footprint and administrative organization. The impacted businesses previously generated annual net sales of approximately $0.5 billion and negligible operating profit. Total related restructuring costs will be incurred through 2014. As a result of the restructuring activities, net sales for the nine months ended September 30, 2014 were decreased by $150 compared to the nine months ended September 30, 2013.
We continue to expect that total after-tax charges will be between $300 and $350 and that pre-tax charges will be slightly higher than $400. Cash costs are projected to be 50 to 55 percent of total charges. Noncash charges consist primarily of asset impairment charges and incremental depreciation.
During the nine months ended September 30, 2014, $13 of pre-tax charges were recognized for the strategic changes, and we made cash payments of $32. During the nine months ended September 30, 2013, $67 of pre-tax charges were recognized for the strategic changes, including $44 recorded in cost of products sold and $20 recorded in marketing, research and general expenses and $3 in other (income) expense, net. A related benefit of $15 was recorded in provision for income taxes.
For additional information on the European strategic changes, see Note 4 to the Consolidated Financial Statements.
2014 Organization Restructuring
In October 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. The restructuring is intended to improve our underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth.
The restructuring is expected to be completed by the end of 2016, with total costs anticipated to be $130 to $160 after tax ($190 to $230 pre-tax). Cash costs are projected to be approximately 80 percent of the total charges. Workforce reductions are expected to be in the range of 1,100 to 1,300 and primarily impact salaried employees. Cumulative pre-tax savings from the restructuring are expected to be $120 to $140 by the end of 2017. We expect that $85 to $105 of the after-tax charges ($125 to $150 pre-tax) will occur in the fourth quarter of 2014, while savings from the restructuring are not anticipated to be significant until 2015. The restructuring is expected to impact all of our business segments and our organizations in all major geographies.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2.3 billion for the first nine months of 2014, compared to $2.1 billion in the prior year. The increase was primarily driven by lower payments in 2014 for income taxes and restructuring actions.
Investing
During the first nine months of 2014, our capital spending was $730 compared to $697 in the prior year. We anticipate that full year 2014 capital spending will be toward the low end of our target range of $1.0 to $1.2 billion.
Financing
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first nine months of 2014, we repurchased 10.3 million shares of our common stock at a cost of $1.1 billion through a broker in the open market. In 2014, we plan to repurchase approximately $2.0 billion of shares, subject to market conditions, including the repurchases expected to be made using the distribution associated with the spin-off of our health care business.
At September 30, 2014, total debt and redeemable securities was $7.0 billion compared to $6.3 billion at December 31, 2013.
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
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $213 as of September 30, 2014 (included in debt payable within one year on the Consolidated Balance Sheet). The average month-end balance of short-term debt for the third quarter of 2014 was $358. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
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
During March 2013, the Venezuelan government announced a complementary currency exchange system, SICAD. Participation in SICAD is controlled by the Venezuelan government. SICAD is intended to function as an auction system, allowing entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In February 2014, the president of Venezuela announced that another exchange system (referred to as SICAD 2) would be initiated. Initial exchanges under SICAD 2 began on March 24, 2014.
We measure results in Venezuela at the rate in which we transact our business. Since March 2013, exchange transactions have taken place through letters of credit which resulted in an effective exchange rate of 6.3 bolivars per U.S. dollar and through approved transactions using the regulated currency exchange system, which were also at a 6.3 exchange rate. To date, we have not gained access to U.S. dollars in Venezuela through either SICAD or SICAD 2 auctions. Whether we will be able to access either SICAD system in the foreseeable future and what volume of currency exchange will transact through these alternative mechanisms is unclear. Accordingly, we continued to measure K-C Venezuela operations at the rate of 6.3 bolivars per U.S. dollar through September 30, 2014.
Through September 30, 2014 we continued to manufacture products in Venezuela as well as import finished goods under approved letters of credit. However, recent government approvals to import raw materials under letters of credit are not at a level sufficient to sustain all of our manufacturing capabilities in country. Unless we are able to obtain further approvals to import raw materials through approved letters of credit or through the official government exchange system, we may be forced to curtail some or all of our local manufacturing until such approvals to import additional raw materials are forthcoming. We continue to seek approval for additional imports, as well as monitor the financial policies and practices of the Venezuelan government to assess the impact on our US GAAP accounting and reporting for our operations in that country.
At September 30, 2014, K-C Venezuela had a bolivar-denominated net monetary asset position (primarily cash) of $435, and our net investment in K-C Venezuela was $572, both valued at 6.3 bolivars per U.S. dollar. Net sales of K-C Venezuela represented less than 3 percent of consolidated net sales in 2014 and approximately 2 percent in 2013.
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

Business Outlook
In 2014, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. Growth in organic volume, net selling prices and product mix is expected to be in the combined 3 to 5 percent target range, led by K-C International. We expect net sales to be negatively impacted by unfavorable foreign currency exchange rates of 2 to 3 percent and lower sales from the European strategic changes and pulp and tissue restructuring actions of 1 percent. We plan to achieve cost savings of at least $300, expect unfavorable foreign currency exchange rate effects and anticipate commodity cost inflation toward the high end of the previously communicated range of $150 to $250. We anticipate that advertising and research and development spending will increase faster than net sales to support targeted growth initiatives and innovation activities. We expect net income from equity companies to be down year-on-year. Our fourth quarter results will be impacted by the spin-off of the health care business and the 2014 organization restructuring (see additional information elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations and the footnotes to the Consolidated Financial Statements).
In 2014, we anticipate capital spending will be toward the low end of our target range of $1.0 to $1.2 billion range and share repurchases to total $2.0 billion, subject to market conditions, including the repurchases expected to be made from the distribution associated with the spin-off of our health care business, and expect to contribute approximately $200 to our defined benefit pension plans.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated costs, scope, timing and financial and other effects of the European strategic changes and 2014 organization restructuring, the spin-off of our health care business and related matters, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, cost savings and reductions, net sales, anticipated currency rates and exchange risks, raw material, energy and other input costs, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
As of September 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the third quarter of 2014 were made through a broker in the open market.
The following table contains information for shares repurchased during the third quarter of 2014. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2014)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	590,000	$110.90	37,882,811	12,117,189
August 1 to August 31	580,000	107.61	38,462,811	11,537,189
September 1 to September 30	587,000	107.20	39,049,811	10,950,189
Total	1,757,000

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
Exhibit No. (10)b. Executive Severance Plan, as amended and restated as of December 31, 2014, incorporated by reference to Exhibit No. (10)b of the Corporation's Current Report on Form 8-K filed September 23, 2014.
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
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
October 21, 2014

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)b.	Executive Severance Plan, as amended and restated as of December 31, 2014, incorporated by reference to Exhibit No. (10)b of the Corporation's Current Report on Form 8-K filed September 23, 2014.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS	XBRL Instance Document

(101).SCH	XBRL Taxonomy Extension Schema Document

(101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document