Form 10-K
period 2014-12-31
KIMBERLY CLARK CORP
filed 2015-02-18
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2014 (based on the most recent closing stock price on the New York Stock Exchange as of such date) was approximately $41.6 billion.
As of February 11, 2015, there were 365,468,649 shares of Kimberly-Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's Annual Meeting of Stockholders to be held on April 30, 2015 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2014 Annual Report

PART I

ITEM 1.    BUSINESS
Kimberly-Clark Corporation was incorporated in Delaware in 1928. We are a global company focused on leading the world in essentials for a better life through product innovation and building our personal care, consumer tissue and K-C Professional brands. We are principally engaged in the manufacturing and marketing of a wide range of products mostly made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency. Unless the context indicates otherwise, the terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
For financial information by business segment and geographic area, including revenue, profit and total assets of each reportable segment, and information about our principal products and markets, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and Item 8, Note 18 to the Consolidated Financial Statements.
Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted. Kimberly-Clark’s prior period Consolidated Income Statements and related disclosures have been recast to present the results of the spun-off health care business (see further discussion below) as discontinued operations. Segment results have also been recast to present net sales and operating profit by segment on a continuing operations basis.
Recent Developments
Spin-off of Health Care Business
On October 31, 2014 (the "Distribution Date"), we completed the spin-off of our health care business, creating a stand-alone, publicly traded health care company, Halyard Health, Inc. ("Halyard"), with approximately $1.7 billion in annual net sales. On the Distribution Date, each of our shareholders of record as of the close of business on October 23, 2014 (the "Record Date") received one share of Halyard common stock for every 8 shares of our common stock held as of the Record Date. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. Halyard's common stock trades on the New York Stock Exchange under the symbol “HYH.” After the distribution, we do not beneficially own any shares of Halyard common stock.
The spun-off health care business is presented as discontinued operations in the Consolidated Income Statement for all periods presented. The health care business' balance sheet, other comprehensive income and cash flows are included within our Consolidated Balance Sheet, Consolidated Statement of Stockholders' Equity, Consolidated Statement of Comprehensive Income and Consolidated Cash Flow Statement through October 31, 2014. See additional information related to the impact of the spin-off in Item 8, Note 2 to the Consolidated Financial Statements.
2014 Organization Restructuring
In October 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. The restructuring is intended to improve our underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The restructuring is expected to be completed by the end of 2016, with total costs anticipated to be $130 to $160 after tax ($190 to $230 pre-tax). Cash costs are projected to be approximately 80 percent of the total charges. Workforce reductions are expected to be in the range of 1,100 to 1,300 and primarily impact salaried employees. The restructuring is expected to impact all of our business segments and our organizations in all major geographies. See additional information in MD&A and Item 8, Note 3 to the Consolidated Financial Statements.
Remeasurement of Venezuela Balance Sheet
We remeasured our local currency-denominated balance sheet in Venezuela as of December 31, 2014 at the year end floating SICAD II exchange rate of 50 bolivars per U.S. dollar, resulting in a non-deductible charge of $462 in the Consolidated Income Statement for the year ended December 31, 2014. Prior to December 31, 2014, we measured results in Venezuela at the official exchange rate of 6.3 bolivars per U.S. dollar. See additional information in MD&A and Item 8, Note 1 to the Consolidated Financial Statements.

1	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Description of Kimberly-Clark
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments. Information on these three segments, as well as their principal sources of revenue, is included below.

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

These reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute our global strategies to drive growth and profitability of our worldwide personal care, consumer tissue and KCP operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management and capacity and capital investments for each of these businesses.
Products for household use are sold directly to supermarkets, mass merchandisers, drugstores, warehouse clubs, variety and department stores and other retail outlets, as well as through other distributors and e-commerce. Products for away-from-home use are sold through distributors and directly to manufacturing, lodging, office building, food service, and high volume public facilities.
Net sales to Wal-Mart Stores, Inc. were approximately 13% in 2014, 2013 and 2012.
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
Polypropylene and other synthetics and chemicals are the primary raw materials for manufacturing nonwoven fabrics, which are used in disposable diapers, training and youth pants, wet wipes, feminine pads, incontinence products, and away-from-home wipers. Superabsorbent materials are important components of disposable diapers, training and youth pants and incontinence care products.
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
Research and Development
Research and development expenditures are directed toward new or improved personal care, tissue, wiping, safety and nonwoven materials. Consolidated research and development expense was $368 in 2014, $333 in 2013 and $335 in 2012.

2	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Foreign Market Risks
We operate and market our products globally, and our business strategy includes targeted growth in Asia, Latin America, Eastern Europe, the Middle East and Africa, with a particular emphasis in China, Eastern Europe and Latin America. See Item 1A, "Risk Factors" for a discussion of foreign market risks that may affect our financial results.
Environmental Matters
Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at our facilities are expected to be as follows:

	2015	2016
Facilities in U.S.	$9	$2
Facilities outside U.S.	41	10
Total	$50	$12
Total worldwide operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs are expected to be as follows:

	2015	2016
Facilities in U.S.	$67	$70
Facilities outside U.S.	58	62
Total	$125	$132
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
Employees
In our worldwide consolidated operations, we had approximately 43,000 employees as of December 31, 2014.
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
Intense competition for sales of our products, changes in consumer purchasing patterns and the inability to innovate or market our products effectively could have an adverse effect on our financial results.
We operate in highly competitive domestic and international markets against well-known, branded products and low-cost or private label products. Inherent risks in our competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of consolidation within retailer and distribution channels, and competitors' actions. Our competitors for these markets include global, regional and local manufacturers, including private label manufacturers. Some of these competitors may have

3	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

better access to financial resources and greater market penetration, which enable them to offer a wider variety of products and services at more competitive prices. Alternatively, some of these competitors may have significantly lower product development and manufacturing costs, particularly with respect to private label products, allowing them to offer products at a lower price. The actions of these competitors could adversely affect our financial results. It may be necessary for us to lower prices on our products and increase spending on advertising and promotions, which could adversely affect our financial results.
We may be unable to anticipate or adequately respond to changes in consumer demand for our products. Demand for our products may change based on many factors, including shifting consumer purchasing patterns to lower cost options such as private-label products and mid to lower-tier value products, low birth rates in certain countries due to slow economic growth or other factors, negative consumer response to pricing actions or changes in consumer trends or habits. If we experience lower sales due to changes in consumer demand for our products, our earnings could decrease.
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
Our strategy includes growing our operations outside the U.S., especially in developing markets such as China, Latin America and Eastern Europe. More than half of our net sales are generated from markets outside the U.S. We and our equity companies have manufacturing facilities in 38 countries, with products sold in more than 175 countries. Our results may be substantially affected by a number of foreign market risks:

•
Exposure to the movement of various currencies against each other and the U.S. dollar. A portion of the exposures, arising from transactions and commitments denominated in non-local currencies, is systematically managed through foreign currency forward and swap contracts. We do not generally hedge our translation exposure with respect to foreign operations.

•
Increases in dollar-based input costs for operations outside the U.S. due to weaker foreign exchange rates versus the U.S. dollar. There can be no assurance that we will be protected against substantial foreign currency fluctuations.

•	Increases in currency exchange restrictions. These restrictions could limit our ability to repatriate earnings from outside the U.S.

•
Adverse political conditions. Risks related to political instability, expropriation, new or revised legal or regulatory constraints, difficulties in enforcing contractual and intellectual property rights, and potentially adverse tax consequences would adversely affect our financial results.

The inability to effectively manage foreign market risk could adversely affect our business, consolidated financial condition, results of operations or liquidity. See Recent Developments, MD&A and Item 8, Note 1 for information about the effects of currency restrictions and related exposures in Venezuela.
Increasing dependence on key retailers in developed markets and the emergence of new sales channels may adversely affect our business.
Our products are sold in a highly competitive global marketplace, which continues to experience increased concentration and the growing presence of large-format retailers and discounters. With the consolidation of retail trade, especially in developed markets such as the U.S., Europe and Australia, we are increasingly dependent on key retailers, and some of these retailers, including large-format retailers, may have significant bargaining power. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. We may also be negatively affected by changes in the policies of our retail trade customers,

4	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

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
Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered waste paper, is used extensively in our tissue products and is subject to significant price fluctuations. Cellulose fiber, in the form of fluff pulp, is a key component in our personal care products. In recent years, pulp prices have experienced significant volatility, and this volatility is expected to continue. Increases in pulp prices or limits in the availability of recycled fiber could adversely affect our earnings if selling prices for our finished products are not adjusted or if these adjustments significantly trail the increases in pulp prices. We have not used derivative instruments to manage these risks.
A number of our products, such as diapers, training and youth pants, feminine pads, incontinence care products and disposable wipes, contain certain materials that are principally derived from petroleum. These materials are subject to price fluctuations based on changes in petroleum prices, availability and other factors, with these prices experiencing significant volatility in recent years. We purchase these materials from a number of suppliers. Significant increases in prices for these materials could adversely affect our earnings if selling prices for our finished products are not adjusted, if these adjustments significantly trail the increases in prices for these materials, or if we do not utilize lower priced substitutes for these materials. Generally, we have not used derivative instruments to manage these risks.
Our manufacturing operations utilize electricity, natural gas and petroleum-based fuels. To ensure we use all forms of energy efficiently and cost-effectively, we maintain energy efficiency improvement programs at our manufacturing sites. Our contracts with energy suppliers vary as to price, payment terms, quantities and duration. Our energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions (including actions taken to address climate change and related market responses). There can be no assurance that we will be fully protected against substantial changes in the price or availability of energy sources. We use derivative instruments to manage a portion of natural gas price risk in accordance with our risk management policy.
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
We continue to implement plans to improve our competitive position by achieving cost reductions in our operations, including implementing restructuring programs in functions or areas of our business where we believe such opportunities exist. In addition, we expect ongoing cost savings from our continuous improvement activities. We anticipate these cost savings will result from

5	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

reducing material costs and manufacturing waste and realizing productivity gains, distribution efficiencies and overhead reductions in each of our business segments and in our corporate functions. If we cannot successfully implement our cost saving and restructuring plans, we may not realize all anticipated benefits. Any negative impact these plans have on our relationships with employees or customers or any failure to generate the anticipated efficiencies and savings could adversely affect our financial results.
In October 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. The successful implementation of this program presents significant organizational challenges, including successfully managing the relationship with Halyard, and we may not be able to realize all of the expected benefits of the program. Any failure to implement our restructuring plan in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition.
New or revised future legal or regulatory requirements, potential litigation or administrative actions, or tax matters could have an adverse effect on our financial results.
As a global company, we are subject to many laws and governmental regulations, including regulations by the U.S. Food and Drug Administration and comparable foreign agencies, as well as potential litigation or administrative actions. Additionally, our sales and results of operations may be adversely impacted by new or revised legal requirements, including excise or other taxes, financial reform legislation and regulations, export control and foreign sanctions legislation, and climate change and other environmental legislation and regulations. The costs and other effects of pending litigation and administrative actions against us and new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs to us, directly for our compliance or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs or reduced availability of raw materials. Adverse regulatory action, including a recall, regulatory or other governmental investigation, or product liability or other litigation may adversely affect our financial condition and business operations.
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
Although we believe that none of these proceedings or requirements will have a material adverse effect on us, the outcome of these proceedings or effects of new legal or income tax requirements may not be as expected.
Damage to the reputation of Kimberly-Clark or to one or more of our brands could adversely affect our business.
Developing and maintaining our reputation, as well as the reputation of our brands, is a critical factor in our relationship with consumers, customers, suppliers and others. Our inability to address adverse publicity or other issues, including concerns about product safety, quality, efficacy or similar matters, or breaches of consumer, customer, supplier, employee or other confidential information, real or perceived, could negatively impact sentiment towards us and our products and brands, and our business and financial results could suffer. Our business and results could also be negatively impacted by the effects of a significant product recall, product-related litigation, allegations of product tampering or contamination, the distribution and sale of counterfeit products, or a failure or breach of our information technology systems.
If our information technology systems suffer interruptions, failures or breaches, our business operations could be disrupted and we could face financial and reputational damage.
Our information technology systems, some of which are dependent on services provided by third parties, serve an important role in the efficient and effective operation and administration of our business. These systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses or cyber-based attacks. While we have contingency plans in place to prevent or mitigate the impact of these events, if they were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations, which may adversely affect our business and financial results.
Increased cyber-security threats and computer crime also pose a potential risk to the security of our information technology systems, including those of third party service providers with whom we have contracted, as well as the confidentiality, integrity and availability of the data stored on those systems. Any breach in our information technology security systems could result in the disclosure or misuse of confidential or proprietary information, including sensitive customer, vendor, employee or investor

6	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

information maintained in the ordinary course of our business. Any such event could cause damage to our reputation, loss of valuable information or loss of revenue and could result in large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events.
We may divest or acquire product lines or businesses, which could impact our results.
We periodically divest product lines or businesses, including the current year spin-off of our health care business. These divestitures may adversely impact our results if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested products or businesses, mitigate corporate overhead costs allocated to those businesses, or otherwise achieve the anticipated benefits or cost savings from the divestitures. Furthermore, the divestitures could adversely affect our ongoing business operations, including by enhancing our competitors' positions or reducing consumer confidence in our ongoing brands and products.
We may pursue acquisitions of product lines or businesses from third parties. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired product lines or businesses, estimation and assumption of liabilities and contingencies, personnel turnover and the diversion of management's attention from other business concerns. We may be unable to successfully integrate and manage product lines or businesses that we may acquire in the future, or be unable to achieve anticipated benefits or cost savings from acquisitions in the timeframe we anticipate, or at all.
The inability to effectively and efficiently manage divestitures and acquisitions with the results we expect or in the timeframe we anticipate could adversely affect our business, consolidated financial condition, results of operations or liquidity.
The spin-off of our health care business could result in substantial tax liability to us and our shareholders.
Historically, the IRS provided companies seeking to perform a spin-off transaction with an advance ruling that the proposed spin-off transaction would qualify for tax-free treatment. However, the IRS no longer provides such advance rulings. Prior to completing the spin-off of our health care business, we obtained an opinion of counsel that neither we nor our U.S. shareholders will recognize taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off. The opinion of counsel is based on certain statements and representations made by us, which, if incomplete or inaccurate in any material respect, could invalidate the opinion of counsel. In addition, this opinion is not binding on the IRS. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion of counsel.
If the spin-off and certain related transactions were determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off were deemed taxable, each U.S. holder of our common stock who received shares of Halyard would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2014 we own or lease:

•	our principal executive offices located in the Dallas, Texas metropolitan area;

•	four operating segment and geographic headquarters at two U.S. and two international locations; and

•	four administrative centers at one U.S. and three international locations.

7	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
United States (in 15 states)	17
Europe	12
Asia, Latin America and other	63
Worldwide Total (in 38 countries)	92
Many of these facilities produce multiple products. Consumer tissue and KCP products are produced in 56 facilities and personal care products are produced in 48 facilities. We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained.

ITEM 3.    LEGAL PROCEEDINGS
See Item 8, Note 14 to the Consolidated Financial Statements for information on legal proceedings, which is incorporated in this Item 3 by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 18, 2015, together with certain biographical information, are as follows:
Mark A. Buthman, 54, was elected Senior Vice President and Chief Financial Officer in 2003. Mr. Buthman joined Kimberly-Clark in 1982. He has held various positions of increasing responsibility in operations, finance and strategic planning. Mr. Buthman was appointed Vice President of Strategic Planning and Analysis in 1997 and Vice President of Finance in 2002. He is a director of West Pharmaceutical Services, Inc. and Pavillon, International.
Thomas J. Falk, 56, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President - Global Tissue, Pulp and Paper in 1998, where he was responsible for Kimberly-Clark's global tissue businesses. Earlier in his career, Mr. Falk had responsibility for Kimberly-Clark's North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined Kimberly-Clark in 1983 and has held other senior management positions. He has been a director of Kimberly-Clark since 1999. He also serves on the board of directors of Lockheed Martin Corporation, Catalyst Inc., the Global Consumer Goods Forum, and the University of Wisconsin Foundation, and serves as a governor of the Boys & Girls Clubs of America.
Lizanne C. Gottung, 58, was elected Senior Vice President and Chief Human Resources Officer in 2002. She is responsible for leading the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and corporate health services. Ms. Gottung joined Kimberly-Clark in 1981. She has held a variety of human resources, manufacturing and operational roles of increasing responsibility, including Vice President of Human Resources from 2001 to 2002. She is a director of Louisiana-Pacific Corporation.
Michael D. Hsu, 50, was elected Group President - K-C North America in May 2013. From 2012 to May 2013, his title was Group President - North America Consumer Products. He is responsible for our consumer business in North America, as well as leading the development of new business strategies for global nonwovens. Prior to joining Kimberly-Clark, Mr. Hsu served as Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., a North American grocery manufacturing and processing conglomerate, from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010

8	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company, a manufacturer and marketer of food products.
Thomas J. Mielke, 56, was elected Senior Vice President - General Counsel in November 2013. From 2007 to 2012, his title was Senior Vice President - Law and Government Affairs and Chief Compliance Officer, and from 2012 to 2013, his title was Senior Vice President - General Counsel and Chief Compliance Officer. His responsibilities include our legal affairs, internal audit and government relations activities. Mr. Mielke joined Kimberly-Clark in 1988. He held various positions within the legal function and was appointed Vice President and Chief Patent Counsel in 2000, and Vice President and Chief Counsel - North Atlantic Consumer Products in 2004.
Anthony J. Palmer, 55, was elected President - Global Brands and Innovation in 2012. Previously, he served as Senior Vice President and Chief Marketing Officer from 2006 to 2012. He leads the global development of the company's consumer categories through marketing, innovations, category and customer development, shopper marketing and lean cost transformation. In addition, he leads the company's global marketing, innovation, corporate research and development and corporate communications functions. Prior to joining Kimberly-Clark in 2006, he served in a number of senior marketing and general management roles at the Kellogg Company, a producer of cereal and convenience foods, from 2002 to 2006, including as managing director of Kellogg's U.K. business. He is a director of The Hershey Company.
Elane B. Stock, 50, was elected Group President - K-C International in April 2014. She is responsible for our businesses in Asia, Latin America, Europe, the Middle East and Africa. She previously served as Group President - K-C Professional from 2013 to 2014. From 2012 to 2013, her title was President - Global K-C Professional. She also served as Senior Vice President and Chief Strategy Officer from 2010 to 2012. Prior to joining Kimberly-Clark, Ms. Stock served as National Vice President of Strategy for the American Cancer Society from 2008 to 2010. From 2007 to 2008, she was a regional manager at Georgia-Pacific Corporation (Koch Industries). Ms. Stock was a partner at McKinsey & Company, Inc. in Ireland from 2005 to 2007. She is a director of Yum! Brands, Inc.
Kimberly K. Underhill, 50, was appointed President of K-C Professional in April 2014. From 2011 to 2014, she served as President, Consumer Europe. She is responsible for our global professional business, which includes commercial tissue and wipers, and skin care, safety and Do-It-Yourself products. She joined Kimberly-Clark in 1988 and has held a number of positions with increasing responsibility within research and engineering, operations and marketing.

9	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The dividend and market price data included in Item 7, MD&A "Unaudited Quarterly Data," are incorporated in this Item 5 by reference.
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.
As of February 11, 2015, we had 24,076 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2014, we repurchased 18 million shares of our common stock at a cost of $2.0 billion through a broker in the open market.
The following table contains information for shares repurchased during the fourth quarter of 2014. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2014)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	358,000	$107.14	39,407,811	10,592,189
November 1 to November 30	3,395,000	113.31	42,802,811	47,197,189	(b)
December 1 to December 31	3,867,300	115.30	46,670,111	43,329,889	(b)
Total	7,620,300

(a)
Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on January 21, 2011. This program allows for the repurchase of 50 million shares in an amount not to exceed $5 billion (the "2011 Program").

(b)
Includes shares available under the 2011 Program, as well as shares available under a share repurchase program authorized by our Board of Directors on November 13, 2014 that allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

10	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

ITEM 6.	SELECTED FINANCIAL DATA
Prior period amounts from the Consolidated Income Statements have been recast to present the results of the spun-off health care business as discontinued operations.

	Year Ended December 31
	2014(a)	2013(b)	2012(c)	2011(d)	2010(e)
Net Sales	$19,724	$19,561	$19,467	$19,268	$18,323
Gross Profit	6,683	6,609	6,129	5,539	5,981
Operating Profit	2,521	2,903	2,377	2,152	2,533
Share of Net Income of Equity Companies	146	205	177	161	181
Income from Continuing Operations	1,545	2,018	1,627	1,495	1,804
Income from Discontinued Operations, Net of Income Taxes	50	203	201	189	139
Net Income	1,595	2,221	1,828	1,684	1,943
Net Income Attributable to Noncontrolling Interests in Continuing Operations	(69)	(79)	(78)	(93)	(100)
Net Income Attributable to Kimberly-Clark Corporation	1,526	2,142	1,750	1,591	1,843
Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic
Continuing operations	3.94	5.05	3.94	3.54	4.13
Discontinued operations	0.13	0.53	0.51	0.48	0.34
Net income	4.07	5.58	4.45	4.02	4.47

Diluted
Continuing operations	3.91	5.01	3.91	3.52	4.11
Discontinued operations	0.13	0.52	0.51	0.47	0.34
Net income	4.04	5.53	4.42	3.99	4.45

Cash Dividends Per Share
Declared	3.36	3.24	2.96	2.80	2.64
Paid	3.33	3.17	2.92	2.76	2.58

Total Assets	15,526	18,919	19,873	19,373	19,864
Long-Term Debt	5,630	5,386	5,070	5,426	5,120
Total Stockholders' Equity	999	5,140	5,287	5,529	6,202

(a)
Results include pre-tax charges of $133, $95 after tax, related to the 2014 organization restructuring, pre-tax charges of $33, $30 after tax, related to the European strategic changes, a non-deductible charge of $462 related to the remeasurement of the Venezuelan balance sheet and a non-deductible charge of $35, $17 attributable to Kimberly-Clark Corporation, related to a regulatory dispute in the Middle East. Additionally, results were negatively impacted by pre-tax charges of $157, $138 after tax, for transaction and related costs associated with the spin-off of the health care business (classified in discontinued operations). See Item 8, Notes 1 through 4 of the Consolidated Financial Statements for details on the charges for the Venezuela devaluation and restructuring programs.

(b)
Results include pre-tax charges of $81, $66 after tax, related to the European strategic changes. Additionally, results were negatively impacted by a $36 pre-tax charge, $26 after tax, related to the devaluation of the Venezuelan bolivar. See Item 8, Notes 1 and 4 of the Consolidated Financial Statements for details.

(c)
Results include pre-tax charges of $299, $242 after tax, related to the European strategic changes. Additionally, results were negatively impacted by $135 in pre-tax charges, $86 after tax, for the pulp and tissue restructuring actions. See Item 8, Notes 4 and 5 of the Consolidated Financial Statements for details.

(d)
Results include a non-deductible business tax charge related to a law change in Colombia of $35, as well as the effect of pulp and tissue restructuring pre-tax charges of $415, $289 after tax. See Item 8, Note 5 of the Consolidated Financial Statements for details on the restructuring program.

(e)	Results include the impact of a pre-tax charge of $98, $96 after tax, related to the adoption of highly inflationary accounting in Venezuela.

11	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and prospects. The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2014 Results

•	Results of Operations and Related Information

•	Unaudited Quarterly Data

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	Business Outlook

•	Information Concerning Forward-Looking Statements
Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted. We completed the spin-off of our health care business on October 31, 2014 (see further discussion below). As a result, the health care business is presented as discontinued operations on the Consolidated Income Statement for all periods presented, and prior period Consolidated Income Statements and related disclosures have been recast accordingly. The health care business' balance sheet, other comprehensive income and cash flows are included within our Consolidated Balance Sheet, Consolidated Statement of Stockholders' Equity, Consolidated Statement of Comprehensive Income and Consolidated Cash Flow Statement through October 31, 2014. Segment results have also been recast to present net sales and operating profit by segment on a continuing operations basis.
Overview of Business
We are a global company focused on leading the world in essentials for a better life, with manufacturing facilities in 35 countries and products sold in more than 175 countries. Our products are sold under well-known brands such as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. We have three reportable global business segments: Personal Care, Consumer Tissue and K-C Professional ("KCP"). These global business segments are described in greater detail in Item 8, Note 18 to the Consolidated Financial Statements.
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
Beginning in 2015, we will describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets, instead of K-C International ("KCI") and Europe. D&E markets will comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets will consist

12	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

of Western and Central Europe, Australia and South Korea. Previously, KCI consisted of our businesses in Asia, Latin America, the Middle East, Eastern Europe and Africa.
Highlights for 2014 include the following:

•
We executed our growth strategies in KCI, with a focus on markets in China, Eastern Europe and Latin America. Net sales in KCI grew mid-single digits in 2014, despite the negative 6 percent impact from unfavorable foreign currency exchange rates. KCI net sales as a percentage of total company net sales was similar to the prior year at 42 percent.

•
In North America, we generated solid sales growth and launched innovations on several brands in 2014, including Viva towels, GoodNites youth pants, Huggies baby wipes and our Poise and Depend adult care brands. In KCI, we continue to innovate across our diaper portfolio. We continue to grow our feminine care brands and launch innovations in this category. We also experienced strong growth in net selling prices and volumes for adult care, baby wipes and KCP products in KCI.

•
To help fund our investments in innovations and growth initiatives and to improve our profit margins, we are generating cost savings through several initiatives, including leveraging our global procurement organization and deploying lean principles. Full-year cost savings from our ongoing program in 2014 were $320.

•
In 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. The restructuring is intended to improve our underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The restructuring is expected to be completed by the end of 2016, with expected workforce reductions in the range of 1,100 to 1,300, primarily impacting salaried employees. The restructuring is expected to impact all of our business segments and our organizations in all major geographies.

•
In 2014, we completed our strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We exited the diaper category in that region, with the exception of the Italian market, and divested or exited some lower-margin businesses, mostly in consumer tissue, in certain markets.

•
We continued to focus on generating cash flow and allocating capital to shareholders. In 2014, cash provided by operations was $2.8 billion, and share repurchases of Kimberly-Clark common stock were $2.0 billion. In addition, we raised our dividend in 2014 by 4 percent, the 42nd consecutive annual increase in our dividend. Altogether, share repurchases and dividends in 2014 amounted to $3.3 billion.

•
On October 31, 2014 (the "Distribution Date"), we completed the spin-off of our health care business, creating a stand-alone, publicly traded health care company, Halyard Health, Inc. ("Halyard"), with approximately $1.7 billion in annual net sales. On the Distribution Date, each of our shareholders of record as of the close of business on October 23, 2014 (the "Record Date") received one share of Halyard common stock for every 8 shares of our common stock held as of the Record Date. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. Halyard's common stock trades on the New York Stock Exchange under the symbol “HYH.” After the distribution, we do not beneficially own any shares of Halyard common stock.

We are subject to risks and uncertainties, which can affect our business operations and financial results. See Item 1A, "Risk Factors" in this Form 10-K for additional information.
Overview of 2014 Results

•
Net sales increased 1 percent compared to the prior year. Increases in organic sales volumes and net selling prices were partially offset by unfavorable foreign currency exchange rates and lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions.

•	Operating profit and income from continuing operations decreased 13 percent and 23 percent, respectively, compared to 2013.

•	A charge related to the remeasurement of the Venezuelan balance sheet decreased operating profit and income from continuing operations by $462.

13	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

•	Income from discontinued operations, net of income taxes, includes charges of $138 related to the spin-off of our health care business.

•
Diluted earnings per share in total and from continuing operations decreased 27 percent and 22 percent, respectively, compared to 2013. The decreases were primarily due to the charges mentioned above, along with lower equity income.

Results of Operations and Related Information
This section presents a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2014 results of operations. This discussion and analysis compares 2014 results to 2013, and 2013 results to 2012.
Results By Business Segment

	Year Ended December 31
	2014	2013	Change 2014 vs. 2013	2012	Change 2013 vs. 2012
NET SALES
Personal Care	$9,635	$9,536	+1.0%	$9,576	-0.4%
Consumer Tissue	6,645	6,637	+0.1%	6,527	+1.7%
K-C Professional	3,388	3,323	+2.0%	3,283	+1.2%
Corporate & Other	56	65	N.M.	81	N.M.
TOTAL NET SALES	$19,724	$19,561	+0.8%	$19,467	+0.5%

OPERATING PROFIT
Personal Care	$1,803	$1,698	+6.2%	$1,660	+2.3%
Consumer Tissue	1,062	988	+7.5%	887	+11.4%
K-C Professional	604	605	-0.2%	542	+11.6%
Corporate & Other(a)	(495)	(381)	N.M.	(717)	N.M.
Other (income) and expense, net(b)	453	7	N.M.	(5)	N.M.
TOTAL OPERATING PROFIT	$2,521	$2,903	-13.2%	$2,377	+22.1%
N.M. - Not Meaningful

14	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Results By Geography

	Year Ended December 31
	2014	2013	Change 2014 vs. 2013	2012	Change 2013 vs. 2012
NET SALES
North America	$9,400	$9,430	-0.3%	$9,425	+0.1%
Europe	2,717	2,839	-4.3%	3,092	-8.2%
Asia, Latin America and other	7,961	7,639	+4.2%	7,347	+4.0%
Intergeographic sales	(354)	(347)	+2.0%	(397)	-12.6%
TOTAL NET SALES	$19,724	$19,561	+0.8%	$19,467	+0.5%

OPERATING PROFIT
North America	$2,003	$1,984	+1.0%	$1,896	+4.6%
Europe	282	237	+19.0%	225	+5.3%
Asia, Latin America and other	1,184	1,070	+10.7%	968	+10.5%
Corporate & Other(a)	(495)	(381)	N.M.	(717)	N.M.
Other (income) and expense, net(b)	453	7	N.M.	(5)	N.M.
TOTAL OPERATING PROFIT	$2,521	$2,903	-13.2%	$2,377	+22.1%

(a)
Charges related to the 2014 organization restructuring of $133 and a charge of $41 related to the remeasurement of the Venezuelan balance sheet in 2014 are included in Corporate & Other. In addition, charges for European strategic changes of $33, $76 and $299 in 2014, 2013 and 2012, respectively, and pulp and tissue restructuring of $134 in 2012 are included in Corporate & Other. See additional information later in this MD&A.

(b)
Other (income) and expense, net for 2014 includes a charge of $421 related to the remeasurement of the Venezuelan balance sheet and a $35 charge related to a regulatory dispute in the Middle East. The results for 2013 include a balance sheet remeasurement charge of $36 due to the February 2013 devaluation of the Venezuelan bolivar, partially offset by gains on the sales of certain non-core assets. The results for 2012 include currency transaction gains and the impact of the favorable resolution of a legal matter, partially offset by asset impairment charges.

Percentage Change

NET SALES	Total	Change Due To
		Organic Volume	Restructuring Impact(a)	Net Price	Mix/ Other(b)	Currency
2014 versus 2013
Consolidated	0.8	2	(1)	2	—	(2)
Personal Care	1.0	3	(1)	3	—	(4)
Consumer Tissue	0.1	1	(1)	1	—	(1)
K-C Professional	2.0	3	—	1	—	(2)

2013 versus 2012
Consolidated	0.5	3	(2)	1	—	(2)
Personal Care	(0.4)	4	(3)	—	1	(2)
Consumer Tissue	1.7	2	(1)	2	—	(1)
K-C Professional	1.2	1	(1)	1	1	(1)

(a)	Lower sales related to the European strategic changes and pulp and tissue restructuring actions.

(b)	Mix/Other includes rounding.

15	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

OPERATING PROFIT		Change Due To
	Total	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)
2014 versus 2013
Consolidated	(13.2)	5	13	(8)	11	(3)	(31)
Personal Care	6.2	5	15	(9)	12	(3)	(14)
Consumer Tissue	7.5	1	10	(5)	10	—	(9)
K-C Professional	(0.2)	5	3	(8)	5	(3)	(2)

2013 versus 2012
Consolidated	22.1	4	9	(9)	13	(3)	8
Personal Care	2.3	4	2	(6)	12	(2)	(8)
Consumer Tissue	11.4	2	14	(12)	5	(1)	3
K-C Professional	11.6	1	8	(3)	10	(3)	(1)
(a)    Includes inflation/deflation in raw materials, energy and distribution costs.

(b)
Other includes the impact of changes in marketing, research and general expenses and manufacturing costs not separately listed in the table. In addition, Other includes the impact of charges recorded in Corporate & Other and other (income) and expense, net.

Commentary - 2014 Compared to 2013
Consolidated
Net sales of $19.7 billion increased 1 percent compared to the prior year. Organic sales volumes and net selling prices each increased 2 percent. Foreign currency exchange rates were unfavorable by 2 percent, and lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced net sales by 1 percent.
Operating profit was $2,521 in 2014 and $2,903 in 2013. Operating profit comparisons benefited from organic sales volume growth and higher net selling prices, as well as FORCE cost savings of $320 and $30 of savings from pulp and tissue restructuring actions. Input costs were $240 higher overall versus 2013. Results in 2014 include charges related to the 2014 organization restructuring, remeasurement of the Venezuelan balance sheet and European strategic changes of $133, $462 and $33, respectively. Results in 2013 include charges related to the devaluation of the Venezuelan bolivar and European strategic changes of $36 and $81, respectively. In addition, foreign currency translation effects reduced operating profit in 2014 by $75, and currency transaction effects also negatively impacted the operating profit comparison.
We remeasured our local currency-denominated balance sheet in Venezuela as of December 31, 2014 at the year end floating SICAD II exchange rate of 50 bolivars per U.S. dollar, resulting in a non-deductible charge of $462 in the Consolidated Income Statement for the year ended December 31, 2014. Prior to December 31, 2014, we measured results in Venezuela at the official exchange rate of 6.3 bolivars per U.S. dollar. See additional information later in this MD&A and Item 8, Note 1 to the Consolidated Financial Statements.
The effective tax rate was 38.0 percent in 2014 compared to 31.4 percent in 2013. The increase was primarily due to the non-deductible charge in 2014 related to the remeasurement of the Venezuelan balance sheet.
Kimberly-Clark's share of net income of equity companies was $146 in 2014 and $205 in 2013. At Kimberly-Clark de Mexico, S.A.B. de C.V. ("KCM"), results were negatively impacted by input cost increases and a weaker Mexican peso, partially offset by increased organic sales volumes and cost savings.
Income from discontinued operations, net of income taxes, was $50 in 2014 and $203 in 2013. The decrease was primarily due to after-tax charges of $138 ($157 pre-tax) related to the spin-off of our health care business.
Diluted earnings per share were $4.04 in 2014 and $5.53 in 2013. Diluted earnings per share from continuing operations were $3.91 in 2014 and $5.01 in 2013. The decreases were primarily due to lower earnings, partially offset by the lower share count. Diluted earnings per share from discontinued operations were $0.13 in 2014 and $0.52 in 2013.
Personal Care Segment
Net sales of $9.6 billion increased 1 percent compared to 2013. Organic sales volumes and net selling prices each increased 3 percent. Currency rates were unfavorable by 4 percent, and lower sales in conjunction with European strategic changes reduced net sales by 1 percent. Operating profit of $1,803 increased 6 percent. The comparison benefited from higher net selling prices,

16	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

organic sales volume growth and cost savings, partially offset by unfavorable effects from changes in currency rates and input cost inflation.
Net sales in North America were essentially even with the prior year. Slightly higher sales volumes and net selling prices were offset by unfavorable currency rates. Huggies baby wipes volumes rose double-digits, including benefits from market share gains and product innovation. Adult care volumes increased high-single digits, including innovation on Depend and Poise brands. Huggies diaper volumes decreased mid-single digits and were impacted by market share declines and competitive promotional activity. Child care volumes decreased mid-single digits, driven by lower Pull-Ups training pants volumes, partially offset by the launch of new GoodNites youth pants. Feminine care volumes were down slightly.
Net sales in KCI increased 4 percent. Organic sales volumes increased 6 percent, and net selling prices were higher by 5 percent, partially offset by unfavorable currency rates of 7 percent. The volume increase included gains in China, Eastern Europe, South Africa, South Korea, Vietnam and most of Latin America. The higher net selling prices were driven by increases in Latin America and Eastern Europe in response to weaker currency rates and cost inflation.
Net sales in Europe decreased 19 percent. Lower sales in conjunction with European strategic changes reduced net sales by 20 percent and net selling prices decreased net sales by 1 percent. Favorable currency rates increased net sales by 2 percent.
Consumer Tissue Segment
Net sales of $6.6 billion were essentially even with the prior year. Organic sales volumes and net selling prices each increased net sales by 1 percent. Unfavorable currency rates decreased net sales by 1 percent, and lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced net sales by a combined 1 percent. Operating profit of $1,062 increased 7 percent. The comparison benefited from higher net selling prices and cost savings, partially offset by input cost inflation and higher manufacturing-related costs in 2014.
Net sales in North America increased 1 percent. Sales volumes increased 2 percent, driven by growth in Cottonelle and Scott bathroom tissue and the launch of Viva Vantage paper towels. Unfavorable currency effects and changes in product mix reduced net sales by a combined 1 percent.
Net sales in KCI increased 1 percent. Net selling prices increased net sales by 4 percent, and improved product mix and growth in organic sales volumes increased net sales by a combined 1 percent. Unfavorable currency rates decreased net sales by 4 percent. The improvement in net selling prices was driven by increases in Latin America.
Net sales in Europe decreased 4 percent, driven by lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions which reduced net sales by a combined 6 percent. Favorable currency rates increased net sales by 3 percent.
KCP Segment
Net sales of $3.4 billion increased 2 percent compared to 2013. Organic sales volumes increased 3 percent, and net selling prices improved by 1 percent. The impact of currency rates on net sales was unfavorable by 2 percent. Operating profit of $604 was essentially even with the prior year. The comparison benefited from organic sales volume growth, higher net selling prices and cost savings, offset by input cost inflation and unfavorable currency effects.
Net sales in North America decreased 2 percent. Net selling prices were lower by 2 percent, and unfavorable currency effects and changes in product mix decreased net sales by a combined 1 percent. Organic sales volumes increased 1 percent, driven by gains in safety products, wipers and other categories, partially offset by declines in washroom products.
Net sales in KCI increased 8 percent, despite unfavorable currency rates of 5 percent. Organic sales volumes rose 7 percent, net selling prices improved net sales by 5 percent and product mix improved 1 percent. Organic sales volumes rose in each major geography.
Net sales in Europe increased 3 percent. Organic sales volumes increased 3 percent, driven by growth in washroom products. Favorable currency rates and improved product mix each increased net sales by 1 percent, while lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions and the impact of lower net selling prices each reduced net sales by 1 percent.
Commentary - 2013 Compared to 2012
Consolidated
Net sales of $19.6 billion in 2013 were up slightly from the prior year with increased organic sales volumes of 3 percent and higher net selling prices of 1 percent. Changes in foreign currency rates, and lost sales in conjunction with European strategic changes and pulp and tissue restructuring actions, each reduced net sales by 2 percent.

17	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Operating profit of $2,903 in 2013 increased 22 percent from $2,377 in 2012. The increase in operating profit included benefits from organic volume growth and higher net selling prices, as well as FORCE (Focused On Reducing Costs Everywhere) cost savings of $305. Comparisons were positively impacted by lower restructuring costs, as 2012 included $299 and $135 of charges for the European strategic changes and pulp and tissue restructuring actions, respectively, and 2013 included $81 of charges for the European strategic changes. Operating profit in 2013 was negatively impacted by inflation in input costs of $220 versus 2012 and unfavorable foreign currency translation effects of $65 as a result of the weakening of several currencies, including the Australian dollar and Brazilian real, relative to the U.S. dollar. Currency transaction effects also negatively impacted the operating profit comparison.
The effective tax rate was 31.4 percent in 2013 compared to 31.3 percent in 2012.
Kimberly-Clark's share of net income of equity companies was $205 in 2013 and $177 in 2012. At KCM, results benefited from net sales growth, increased operating profit margin and a stronger Mexican peso versus the U.S. dollar.
Income from discontinued operations, net of income taxes, was $203 in 2013 and $201 in 2012.
Diluted earnings per share were $5.53 in 2013 and $4.42 in 2012. Diluted earnings per share from continuing operations were $5.01 in 2013 and $3.91 in 2012. The increases were primarily due to higher operating profit, along with increased equity income and a lower share count.
Personal Care Segment
Net sales of $9.5 billion were essentially even with the prior year with increased organic sales volumes of 4 percent and improved product mix of 1 percent. Lower sales in conjunction with European strategic changes reduced net sales by 3 percent and currency rates were unfavorable by 2 percent. Operating profit of $1,698 increased 2 percent due to cost savings and organic sales volume increases, partially offset by inflation in input costs, manufacturing cost increases, higher marketing, research and general expenses and unfavorable currency effects.
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
In KCI, net sales increased 4 percent with sales volumes up 7 percent and higher net selling prices and improved product mix of 1 percent each. Currency rates were unfavorable by more than 4 percent. Volumes increased significantly in China, Eastern Europe, Vietnam and throughout most of Latin America, including Brazil, but declined in South Korea and Venezuela. For diapers, the total increase in sales volumes, net selling prices and product mix was more than 35 percent in China and approximately 20 percent in Eastern Europe and Brazil.
Net sales in Europe decreased 31 percent, including a 40 percent negative impact from lost sales in conjunction with European strategic changes. Organic sales volumes rose 8 percent, including growth in Huggies baby wipes and child care products, and currency rates were favorable by 1 percent.
Consumer Tissue Segment
Net sales of $6.6 billion increased 2 percent, as higher organic sales volumes and net selling prices each increased 2 percent. These increases were partially offset by the impact of lower sales in conjunction with the European strategic changes and pulp and tissue restructuring actions and unfavorable foreign currency exchange rates, which each decreased net sales by 1 percent. Operating profit of $988 increased 11 percent due to higher net sales, cost savings, the positive impact from higher production volumes, and lower marketing, research and general expenses, partially offset by input cost inflation, other manufacturing cost increases and unfavorable currency effects.
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

18	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

In Europe, net sales decreased 5 percent, including the impact from lower sales in conjunction with the European strategic changes and pulp and tissue restructuring actions of 7 percent and decreased net selling prices of 1 percent. These decreases were partially offset by increased organic sales volumes of 2 percent and favorable currency effects of 1 percent.
KCP Segment
Net sales of $3.3 billion increased 1 percent compared to 2012 with organic sales volumes, net selling prices and improved product mix each increasing net sales by 1 percent. These increases were partially offset by total lower sales in conjunction with the European strategic changes and pulp and tissue restructuring actions of 1 percent and unfavorable foreign currency exchange rates of 1 percent. Operating profit of $605 increased 12 percent due to sales growth and cost savings, partially offset by input cost inflation, increased marketing, research and general expenses and unfavorable currency effects.
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
In Europe, net sales decreased 1 percent. Lower sales in conjunction with the European strategic changes and pulp and tissue restructuring actions reduced sales volumes by 2 percent and organic sales volumes decreased 1 percent. These decreases were partially offset by the impact of favorable currency rates and improved product mix of 1 percent each.
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
The restructuring is expected to be completed by the end of 2016, with total costs anticipated to be $130 to $160 after tax ($190 to $230 pre-tax). Cash costs are projected to be approximately 80 percent of the total charges. Workforce reductions are expected to be in the range of 1,100 to 1,300 and primarily impact salaried employees. Cumulative pre-tax savings from the restructuring are expected to be $120 to $140 by the end of 2017, and were $5 in 2014. The restructuring is expected to impact all of our business segments and our organizations in all major geographies.
During 2014, $133 of pre-tax charges were recognized for the organization restructuring, including $40 recorded in cost of products sold and $93 recorded in marketing, research and general expenses, primarily for workforce reductions. A related benefit of $38 was recorded in provision for income taxes. On a geographic basis, $47 of the charges were recorded in North America, $28 in Europe and $58 in our other international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa.
European Strategic Changes
In 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We exited the diaper category in that region, with the exception of the Italian market, and divested or exited some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes primarily affect our consumer businesses, with a modest impact on KCP. The impacted businesses generated annual net sales of approximately $0.5 billion and negligible operating profit. As a result of the restructuring activities, compared to 2012, annual net sales in 2014 and 2013 were decreased by $500 and $350, respectively.
Restructuring actions related to the strategic changes involved the sale or closure of five of our European manufacturing facilities and streamlining our administrative organization. The restructuring actions commenced in 2012 and were completed by December 31, 2014. The restructuring resulted in cumulative pre-tax charges of $413 ($338 after tax) over that period.
For information on the charges by year, financial statement classification and segment, see Item 8, Notes 4 and 18 to the Consolidated Financial Statements.
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

19	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

2012. The restructuring resulted in cumulative pre-tax charges of $550 ($375 after tax) over that period. See Item 8, Notes 5 and 18 to the Consolidated Financial Statements for more information.

Unaudited Quarterly Data

	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$4,828	$5,056	$4,953	$4,887	$4,895	$4,865	$4,873	$4,928
Gross profit	1,553	1,765	1,700	1,665	1,653	1,639	1,641	1,676
Operating profit	158	877	775	711	745	718	719	721
Income (loss) from continuing operations	(48)	581	522	490	505	506	496	511
Income (loss) from discontinued operations, net of income taxes	(15)	1	8	56	53	59	51	40
Net income (loss)	(63)	582	530	546	558	565	547	551
Net income (loss) attributable to Kimberly-Clark Corporation	(83)	562	509	538	539	546	526	531
Earnings per share - Diluted
Continuing operations	(0.18)	1.49	1.32	1.26	1.26	1.26	1.22	1.26
Discontinued operations	(0.04)	—	0.02	0.15	0.14	0.15	0.13	0.10
Net income (loss)	(0.22)	1.50	1.35	1.41	1.40	1.42	1.36	1.36
Cash dividends declared per share	0.84	0.84	0.84	0.84	0.81	0.81	0.81	0.81
Market price per share
High	118.83	114.45	113.93	111.71	111.68	100.81	106.54	97.99
Low	103.88	103.50	108.02	102.81	93.12	91.44	93.76	83.92
Close	115.54	107.57	111.22	110.25	104.46	94.22	97.14	97.98
Historical market prices do not reflect any adjustment for the impact of the spin-off of our health care business.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2.8 billion in 2014 compared to $3.0 billion in 2013. The decrease was driven by higher tax payments and transaction costs for the health care spin-off, partially offset by lower payments for restructuring items.
Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2015	2016	2017	2018	2019	2020+
Long-term debt	$6,179	$549	$607	$963	$905	$311	$2,844
Interest payments on long-term debt	2,732	271	251	225	176	130	1,679
Redemption of preferred securities	26	—	—	—	—	26	—
Returns on redeemable preferred securities	9	2	2	2	2	1	—
Operating leases	587	151	117	94	70	56	99
Unconditional purchase obligations	1,100	297	187	165	141	147	163
Open purchase orders	1,273	1,198	74	1	—	—	—
Total contractual obligations	$11,906	$2,468	$1,238	$1,450	$1,294	$671	$4,785

•	Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2014.

•
The unconditional purchase obligations are for the purchase of raw materials, primarily superabsorbent materials, pulp, and utilities. Although we are primarily liable for payments on the above operating leases and unconditional purchase

20	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

obligations, based on historic operating performance and forecasted future cash flows, we believe exposure to losses, if any, under these arrangements is not material.

•	The open purchase orders displayed in the table represent amounts for goods and services we have negotiated for delivery.
The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:

•	We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute up to $100 to these plans in 2015.

•
Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations of $52 in 2015 to more than $62 by 2024.

•	Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.

•	Potential estimated redemption price of $46 for the redeemable preferred securities related to our subsidiary in Central America as the timing of such redemption is unknown.
Investing
Our capital spending was $1.0 billion in both 2014 and 2013. We expect capital spending to be $950 to $1,050 in 2015.
Financing
On October 17, 2014, we issued debt of $640 aggregate principal amount that was transferred to Halyard as part of the spin-off.
On May 22, 2014, we issued $300 aggregate principal amount of floating rate notes due May 19, 2016 and $300 aggregate principal amount of 1.9% notes due May 22, 2019. Proceeds from the offering were used for general corporate purposes and repurchases of common stock.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $777 as of December 31, 2014 (included in debt payable within one year on the Consolidated Balance Sheet). The average month-end balance of short-term debt for the fourth quarter of 2014 was $579, and for the twelve months ended December 31, 2014 was $572. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
In December 2014, we repaid $500 of redeemable preferred securities. See Item 8, Note 9 to the Consolidated Financial Statements for additional information regarding the securities.
At December 31, 2014 and 2013, total debt and redeemable securities was $7.0 billion and $6.3 billion, respectively.
In June 2014, we entered into a $2.0 billion revolving credit facility which expires in 2019. This facility, currently unused, replaced a similar facility for $1.5 billion, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2014, we repurchased 18.0 million shares of our common stock at a cost of $2.0 billion through a broker in the open market, including the impact of approximately $600 from the spin-off of our health care business. In 2015, we plan to repurchase $0.8 billion to $1.0 billion of shares through open market purchases, subject to market conditions.
We account for our operations in Venezuela using highly inflationary accounting. We have historically measured results in Venezuela at the rate in which we transact our business, which in 2012 was 5.4 bolivars per U.S. dollar, and 6.3 bolivars per U.S dollar through much of 2013 and 2014. Given the level of uncertainty and lack of liquidity in Venezuela, in part due to recent declines in the price of oil, we remeasured our local currency-denominated balance sheet as of December 31, 2014 at the year end floating SICAD II exchange rate of 50 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $462 in the Consolidated Income Statement for the year ended December 31, 2014, with $41 recorded in cost of products sold and $421 recorded in other

21	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

(income) and expense, net. See additional information in Note 1 to the Consolidated Financial Statements. At December 31, 2014, K-C Venezuela had a bolivar-denominated net monetary asset position (primarily cash) of $59 and our net investment in K-C Venezuela was $152, both valued at 50 bolivars per U.S. dollar. Net sales of K-C Venezuela represented approximately 3 percent of consolidated net sales for the year ended December 31, 2014 and approximately 2 percent of consolidated net sales for the years ended December 31, 2013 and 2012.
In January 2015, we measured results in Venezuela at the floating SICAD II exchange rate. In mid-February 2015, the government of Venezuela announced changes to their three-tiered currency exchange system. We are evaluating the implications of these changes to assess the impact on our results and reporting for our operations in that country.
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
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting policies we used in the preparation of the Consolidated Financial Statements are those that are important both to the presentation of our financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to accruals for sales incentives and trade promotion allowances, pension and other postretirement benefits, deferred income taxes and potential income tax assessments. These critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.
Sales Incentives and Trade Promotion Allowances
Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, end-of-aisle or in-store product displays and other activities conducted by our customers to promote our products. Rebate accruals are based on estimates of the quantity of products expected to be sold to specific customers. Our related accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements. Factors affecting the accruals for promotions include:

•	Estimates of the number of consumer coupons that will be redeemed

•	Estimates of the quantity of customer sales, timing of promotional activities and forecasted costs for activities within the promotional programs
Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories.
Employee Postretirement Benefits
Pension Plans
We have defined benefit pension plans in North America and the United Kingdom (the "Principal Plans") and/or defined contribution retirement plans covering substantially all regular employees. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. Our related accounting policies and account balances are discussed in Item 8, Note 11 to the Consolidated Financial Statements.
Changes in certain assumptions could significantly affect pension expense and the benefit obligations, particularly the estimated long-term rate of return on plan assets and the discount rates used to calculate the obligations:

•
Long-term rate of return on plan assets. The expected long-term rate of return is evaluated on an annual basis. In setting these assumptions, we consider a number of factors including projected future returns by asset class relative to the target asset allocation. Actual asset allocations are regularly reviewed and they are periodically rebalanced to the targeted allocations when considered appropriate. Pension expense is determined using the fair value of assets rather than a calculated value that averages gains and losses ("Calculated Value") over a period of years. Investment gains or losses represent the difference between the expected return calculated using the fair value of assets and the actual return based

22	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

on the fair value of assets. The variance between actual and expected gains and losses on pension assets is recognized in pension expense more rapidly than it would be if a Calculated Value was used for plan assets.
As of December 31, 2014, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $2.9 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the "corridor" as required. If the expected long-term rates of return on assets for the Principal Plans were lowered by 0.25 percent, the impact on annual pension expense would not be material in 2015.

•
Discount rate. The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2014 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the U.K. and Canadian plans, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. If the discount rate assumptions for these same plans were reduced by 0.25 percent, the increase in annual pension expense would not be material in 2015, and the December 31, 2014 pension liability would increase by about $209.

•
Other assumptions. There are a number of other assumptions involved in the calculation of pension expense and benefit obligations, primarily related to participant demographics and benefit elections. As of December 31, 2014, we updated our assumptions for revised mortality projections that reflect longevity improvements of plan participants, resulting in an increase to future pension expense and to our consolidated benefit obligation.

Pension expense for defined benefit pension plans is estimated to approximate $100 in 2015. Pension expense beyond 2015 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
Other Postretirement Benefit Plans
Substantially all U.S. retirees and employees have access to our unfunded healthcare and life insurance benefit plans. Our related accounting policies and account balances are discussed in Item 8, Note 11 to the Consolidated Financial Statements. Changes in significant assumptions could affect the consolidated expense and benefit obligations, particularly the discount rates used to calculate the obligations and the healthcare cost trend rate:

•
Discount rate. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above, and the methodology for each country is the same as the methodology used to determine the discount rate for that country's pension obligation. If the discount rate assumptions for these plans were reduced by 0.25 percent, there would be no impact to 2015 other postretirement benefit expense and the increase in the December 31, 2014 benefit liability would not be material. The discount rates displayed for the two types of obligations for our consolidated operations may appear different due to the unique benefit payments of the plans.

•
Healthcare cost trend rate. The healthcare cost trend rate is based on a combination of inputs including our recent claims history and insights from external advisers regarding recent developments in the healthcare marketplace, as well as projections of future trends in the marketplace. See Item 8, Note 11 to the Consolidated Financial Statements for disclosure of the effect of a one percentage point change in the healthcare cost trend rate.

Deferred Income Taxes and Potential Assessments
As a global organization we are subject to income tax requirements in various jurisdictions in the U.S. and internationally. Income tax related accounting policies, account balances and matters affecting income taxes are discussed in Item 8, Note 16 to the Consolidated Financial Statements. Changes in certain assumptions related to income taxes could significantly affect consolidated results, particularly with regard to valuation allowances on deferred tax assets, unremitted earnings of subsidiaries outside the U.S. and uncertain tax positions:

•
Deferred tax assets and related valuation allowances. We have recorded deferred tax assets related to, among other matters, income tax loss carryforwards, income tax credit carryforwards and capital loss carryforwards and have established valuation allowances against these deferred tax assets. These carryforwards are primarily in non-U.S. taxing jurisdictions

23	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

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

•
Unremitted earnings. As of December 31, 2014, U.S. income taxes and foreign withholding taxes have not been provided on approximately $8.6 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities or if we were to sell our stock in the subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination, as appropriate.

•
Uncertain tax positions. We record our global tax provision based on the respective tax rules and regulations for the jurisdictions in which we operate. Where we believe that a tax position is supportable for income tax purposes, the item is included in our income tax returns. Where treatment of a position is uncertain, a liability is recorded based upon the expected most likely outcome taking into consideration the technical merits of the position based on specific tax regulations and facts of each matter. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities or the expiration of the statute of limitations. We currently believe that the ultimate resolution of matters subject to administrative appeals, litigation or other uncertainty, individually or in the aggregate, will not have a material effect on our business, financial condition, results of operations or liquidity.

Legal Matters
See Item 8, Note 14 to the Consolidated Financial Statements for information on legal matters.
New Accounting Standards
See Item 8, Note 1 to the Consolidated Financial Statements for a description of new accounting standards and their anticipated effects on our Consolidated Financial Statements.
Business Outlook
In 2015, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2015, we expect GAAP earnings per share in a range of $5.46 to $5.72, based on the assumptions described below:

•	Growth in volume, net selling prices and product mix is expected to be in the combined 3 to 5 percent target range, with a focus on Personal Care and KCP in developing and emerging markets.

•
We expect net sales to be negatively impacted by unfavorable foreign currency exchange rates of 8 to 9 percent, including an approximate 3 percent impact from exchange rate changes in Venezuela. We also expect unfavorable foreign currency translation effects to negatively impact operating profit growth by 9 to 10 percent, including an approximate 4 percent decrease from exchange rate changes in Venezuela. Currency transaction effects are also anticipated to negatively impact operating profit.

•	We anticipate commodity cost deflation of $0 to $150.

•	We plan to achieve cost savings of at least $300 from our FORCE program, and $60 to $80 from the 2014 organization restructuring.

•	We anticipate that advertising spending will increase somewhat as a percentage of net sales to support targeted growth initiatives, brand building and innovation activities.

•	We expect the effective tax rate to be between 31.5 and 33.5 percent.

•	Our share of net income from equity companies is expected to be down somewhat due to lower earnings at KCM, driven by a weaker Mexican peso.

24	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

•	We anticipate capital spending to be in a $950 to $1,050 range and share repurchases to total $0.8 to $1.0 billion, subject to market conditions.

•	We expect to contribute up to $100 to our defined benefit pension plans and to increase our quarterly dividend mid-single digits effective April 2015, subject to approval by the Board of Directors.

•	Charges related to the 2014 organization restructuring are expected to be $30 to $50 after tax.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated costs, scope, timing and financial and other effects of the 2014 organization restructuring, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, cost savings and reductions, net sales, anticipated currency rates and exchange risks, including the impact in Venezuela, raw material, energy and other input costs, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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

25	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

As of December 31, 2014, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have resulted in a net pre-tax loss of approximately $35, excluding the effect of an unfavorable change in the Venezuelan bolivar discussed below. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2014 rates and the assumed rates. In the view of management, the above hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.
Our operations in Venezuela are reported using highly inflationary accounting and their functional currency is the U.S. dollar. Changes in the value of a Venezuelan bolivar versus the U.S. dollar applied to our bolivar-denominated net monetary asset position are recorded in income at the time of the change. At December 31, 2014, a 10 percent unfavorable change in the exchange rate would have resulted in a net pre-tax loss of approximately $5. There are no viable options for hedging this exposure.
The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. As of December 31, 2014, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $800. These hypothetical adjustments in UTA are based on the difference between the December 31, 2014 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2014, the debt portfolio was composed of approximately 27 percent variable-rate debt and 73 percent fixed-rate debt.
Two separate tests are performed to determine whether changes in interest rates would have a significant effect on our financial position or future results of operations. Both tests are based on consolidated debt levels at the time of the test. The first test estimates the effect of interest rate changes on fixed-rate debt. Interest rate changes would result in increases or decreases in the market value of fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to fixed-rate debt outstanding at December 31, 2014, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $176, which would not have a significant impact on our financial statements as we do not record debt at fair value. The second test estimates the potential effect on future pre-tax income that would result from increased interest rates applied to our current level of variable-rate debt. With respect to variable-rate debt, a 10 percent increase in interest rates would not have a material effect on the future results of operations or cash flows.
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

26	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
(Millions of dollars, except per share amounts)	2014	2013	2012
Net Sales	$19,724	$19,561	$19,467
Cost of products sold	13,041	12,952	13,338
Gross Profit	6,683	6,609	6,129
Marketing, research and general expenses	3,709	3,699	3,757
Other (income) and expense, net	453	7	(5)
Operating Profit	2,521	2,903	2,377
Interest income	18	20	18
Interest expense	(284)	(282)	(285)
Income From Continuing Operations Before Income Taxes and Equity Interests	2,255	2,641	2,110
Provision for income taxes	(856)	(828)	(660)
Income From Continuing Operations Before Equity Interests	1,399	1,813	1,450
Share of net income of equity companies	146	205	177
Income From Continuing Operations	1,545	2,018	1,627
Income from discontinued operations, net of income taxes	50	203	201
Net Income	1,595	2,221	1,828
Net income attributable to noncontrolling interests in continuing operations	(69)	(79)	(78)
Net Income Attributable to Kimberly-Clark Corporation	$1,526	$2,142	$1,750

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic
Continuing operations	$3.94	$5.05	$3.94
Discontinued operations	0.13	0.53	0.51
Net income	$4.07	$5.58	$4.45

Diluted
Continuing operations	$3.91	$5.01	$3.91
Discontinued operations	0.13	0.52	0.51
Net income	$4.04	$5.53	$4.42

Cash Dividends Declared	$3.36	$3.24	$2.96

See Notes to Consolidated Financial Statements.

27	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
(Millions of dollars)	2014	2013	2012
Net Income	$1,595	$2,221	$1,828
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(835)	(494)	215
Employee postretirement benefits	(275)	302	(377)
Other	20	17	(16)
Total Other Comprehensive Income (Loss), Net of Tax	(1,090)	(175)	(178)
Comprehensive Income	505	2,046	1,650
Comprehensive income attributable to noncontrolling interests	(57)	(87)	(93)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$448	$1,959	$1,557

See Notes to Consolidated Financial Statements.

28	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31
(Millions of dollars)	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$789	$1,054
Accounts receivable, net	2,223	2,545
Inventories	1,892	2,233
Other current assets	655	718
Total Current Assets	5,559	6,550
Property, Plant and Equipment, Net	7,359	7,948
Investments in Equity Companies	257	382
Goodwill	1,628	3,181
Other Intangible Assets, Net	109	243
Other Assets	614	615
TOTAL ASSETS	$15,526	$18,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,326	$375
Redeemable preferred securities of subsidiary	—	506
Trade accounts payable	2,616	2,598
Accrued expenses	1,974	2,060
Dividends payable	310	309
Total Current Liabilities	6,226	5,848
Long-Term Debt	5,630	5,386
Noncurrent Employee Benefits	1,693	1,312
Deferred Income Taxes	587	817
Other Liabilities	319	344
Redeemable Preferred and Common Securities of Subsidiaries	72	72
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock—no par value—authorized 20.0 million shares, none issued	—	—
Common stock—$1.25 par value—authorized 1.2 billion shares; issued 428.6 million shares at December 31, 2014 and 2013	536	536
Additional paid-in capital	632	594
Common stock held in treasury, at cost—63.3 million and 47.8 million shares at December 31, 2014 and 2013	(5,597)	(3,746)
Retained earnings	8,470	9,714
Accumulated other comprehensive income (loss)	(3,312)	(2,242)
Total Kimberly-Clark Corporation Stockholders' Equity	729	4,856
Noncontrolling Interests	270	284
Total Stockholders' Equity	999	5,140
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,526	$18,919

See Notes to Consolidated Financial Statements.

29	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Millions of dollars, shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount		Shares	Amount

Balance at December 31, 2011	428,597	$536	$440	32,937	$(2,105)	$8,244	$(1,866)	$280
Net income in stockholders' equity	—	—	—	—	—	1,750	—	47
Other comprehensive income, net of tax
Unrealized translation	—	—	—	—	—	—	195	20
Employee postretirement benefits	—	—	—	—	—	—	(372)	(5)
Other	—	—	—	—	—	—	(16)	—
Stock-based awards exercised or vested	—	—	(78)	(10,492)	643	—	—	—
Income tax benefits on stock-based compensation	—	—	43	—	—	—	—	—
Shares repurchased	—	—	—	16,877	(1,333)	—	—	—
Recognition of stock-based compensation	—	—	67	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,163)	—	(38)
Other	—	—	9	—	(1)	(8)	—	(2)
Balance at December 31, 2012	428,597	536	481	39,322	(2,796)	8,823	(2,059)	302
Net income in stockholders' equity	—	—	—	—	—	2,142	—	48
Other comprehensive income, net of tax
Unrealized translation	—	—	—	—	—	—	(499)	5
Employee postretirement benefits	—	—	—	—	—	—	298	4
Other	—	—	—	—	—	—	18	(1)
Stock-based awards exercised or vested	—	—	(33)	(4,108)	264	—	—	—
Income tax benefits on stock-based compensation	—	—	46	—	—	—	—	—
Shares repurchased	—	—	—	12,584	(1,214)	—	—	—
Recognition of stock-based compensation	—	—	92	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,244)	—	(39)
Other	—	—	8	—	—	(7)	—	(35)
Balance at December 31, 2013	428,597	536	594	47,798	(3,746)	9,714	(2,242)	284
Net income in stockholders' equity	—	—	—	—	—	1,526	—	39
Other comprehensive income, net of tax
Unrealized translation	—	—	—	—	—	—	(819)	(15)
Employee postretirement benefits	—	—	—	—	—	—	(278)	3
Other	—	—	—	—	—	—	19	1
Stock-based awards exercised or vested	—	—	(54)	(2,783)	180	—	—	—
Income tax benefits on stock-based compensation	—	—	32	—	—	—	—	—
Shares repurchased	—	—	—	18,246	(2,031)	—	—	—
Recognition of stock-based compensation	—	—	52	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,256)	—	(43)
Spin-off of health care business	—	—	—	—	—	(1,505)	9	—
Other	—	—	8	—	—	(9)	(1)	1
Balance at December 31, 2014	428,597	$536	$632	63,261	$(5,597)	$8,470	$(3,312)	$270
See Notes to Consolidated Financial Statements.

30	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
(Millions of dollars)	2014	2013	2012
Operating Activities
Net income	$1,595	$2,221	$1,828
Depreciation and amortization	862	863	857
Asset impairments	42	45	171
Stock-based compensation	52	92	67
Deferred income taxes	63	151	224
Net (gains) losses on asset dispositions	21	11	35
Equity companies' earnings (in excess of) less than dividends paid	28	(36)	(27)
(Increase) decrease in operating working capital	(176)	(158)	119
Postretirement benefits	(102)	(158)	7
Charge for Venezuelan balance sheet remeasurement	462	36	—
Other	(2)	(27)	7
Cash Provided by Operations	2,845	3,040	3,288
Investing Activities
Capital spending	(1,039)	(953)	(1,093)
Acquisitions of businesses	—	(32)	(5)
Proceeds from dispositions of property	38	129	9
Proceeds from sales of investments	127	26	23
Investments in time deposits	(151)	(93)	(212)
Maturities of time deposits	239	94	95
Other	16	(15)	(1)
Cash Used for Investing	(770)	(844)	(1,184)
Financing Activities
Cash dividends paid	(1,256)	(1,223)	(1,151)
Change in short-term borrowings	721	(287)	271
Debt proceeds	1,257	890	315
Debt repayments	(123)	(544)	(492)
Redemption of redeemable preferred securities of subsidiary	(500)	—	—
Cash paid on redeemable preferred securities of subsidiaries	(34)	(27)	(28)
Proceeds from exercise of stock options	127	232	565
Acquisitions of common stock for the treasury	(1,939)	(1,216)	(1,284)
Cash transferred to Halyard Health, Inc. related to spin-off	(120)	—	—
Other	(26)	(10)	2
Cash Used for Financing	(1,893)	(2,185)	(1,802)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(447)	(63)	40
Increase (Decrease) in Cash and Cash Equivalents	(265)	(52)	342
Cash and Cash Equivalents - Beginning of Year	1,054	1,106	764
Cash and Cash Equivalents - End of Year	$789	$1,054	$1,106

See Notes to Consolidated Financial Statements.

31	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies
Basis of Presentation
The Consolidated Financial Statements present the accounts of Kimberly-Clark Corporation and all subsidiaries in which it has a controlling financial interest as if they were a single economic entity in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions and accounts are eliminated in consolidation. The terms "Corporation," "Kimberly-Clark," "we," "our," and "us" refer to Kimberly-Clark Corporation and all subsidiaries in which it has a controlling financial interest. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted. Kimberly-Clark’s prior period Consolidated Income Statements and related disclosures have been recast to present the results of the spun-off health care business (see further discussion below) as discontinued operations. Segment results have also been recast to present net sales and operating profit by segment on a continuing operations basis.
On October 31, 2014, we completed the spin-off of our health care business, creating a stand-alone, publicly traded health care company, Halyard Health, Inc. ("Halyard"), by distributing 100 percent of the outstanding shares of Halyard to holders of our common stock. See Note 2 for more information. The spun-off health care business is presented as discontinued operations on the Consolidated Income Statement for all periods presented. The health care business' balance sheet, other comprehensive income and cash flows are included within our Consolidated Balance Sheet, Consolidated Statement of Stockholders' Equity, Consolidated Statement of Comprehensive Income and Consolidated Cash Flow Statement through October 31, 2014.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, sales incentives and trade promotion allowances, employee postretirement benefits, and deferred income taxes and potential assessments.
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

32	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. Impairment testing compares the reporting unit carrying amount of goodwill with its fair value. Fair value is estimated based on discounted cash flows. If the reporting unit carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded. For 2014, we have completed the required annual testing of goodwill for impairment for all reporting units using the first day of the third quarter as the measurement date, and have determined that goodwill is not impaired.
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Estimated useful lives range from 2 to 20 years for trademarks, 5 to 15 years for patents and developed technologies, and 5 to 15 years for other intangible assets. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset.
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

33	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

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
During March 2013, the Venezuelan government announced a complementary currency exchange system, SICAD. Participation in SICAD is controlled by the Venezuelan government. SICAD is intended to function as an auction system, allowing entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In February 2014, the president of Venezuela announced that another floating rate exchange system (referred to as SICAD II) would be initiated. Initial exchanges under SICAD II began on March 24, 2014.
We have historically measured results in Venezuela at the rate in which we transact our business. We have qualified for access to the official exchange rate because we manufacture and sell price-controlled products. Since March 2013, exchange transactions have taken place through letters of credit which resulted in an effective exchange rate of 6.3 bolivars per U.S. dollar and through approved transactions using the regulated currency exchange system, which were also at a 6.3 exchange rate. To date, we have not been invited to participate in SICAD, and we did not seek exchange at SICAD II because we qualify for the more favorable official 6.3 rate and have chosen to pursue exchange at that rate.
Through December 31, 2014, we continued to manufacture and sell products in Venezuela as well as import raw materials and finished goods under approved foreign exchange transactions. However, recent government approvals for imports under letters of credit have not been at a level sufficient to sustain all of our manufacturing capabilities in Venezuela. During December 2014, the volume of exchange transactions approved at the 6.3 exchange rate decreased significantly, and we experienced some level of production curtailment during the fourth quarter of 2014. We continued to measure results at the 6.3 rate through December 2014, however, we are uncertain whether approved exchange transactions at the 6.3 exchange rate will recover to previous levels. Given the level of uncertainty and lack of liquidity in Venezuela, in part due to recent declines in the price of oil, we remeasured our local currency-denominated balance sheet as of December 31, 2014 at the year end floating SICAD II exchange rate of 50 bolivars per U.S. dollar as we believe this was the most accessible rate available in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $462 in the Consolidated Income Statement for the year ended December 31, 2014, with $41 recorded in cost of products sold and $421 recorded in other (income) and expense, net.
At December 31, 2014, K-C Venezuela had a bolivar-denominated net monetary asset position (primarily cash) of $59 and our net investment in K-C Venezuela was $152, both valued at 50 bolivars per U.S. dollar. Net sales of K-C Venezuela represented approximately 3 percent of consolidated net sales for the year ended December 31, 2014 and approximately 2 percent of consolidated net sales for the years ended December 31, 2013 and 2012.
While we continue to seek approval for additional imports at the official rate, unless we are able to obtain further approvals for imports through approved letters of credit or through the official government exchange system, we may be forced to curtail some or all of our local manufacturing in the future until such approvals to import additional raw materials are forthcoming. In January 2015, we measured results in Venezuela at the floating SICAD II exchange rate. In mid-February 2015, the government of Venezuela announced changes to their three-tiered currency exchange system. We are evaluating the implications of these changes to assess the impact on our results and reporting for our operations in that country.
Derivative Instruments and Hedging
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

34	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

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

Note 2.    Spin-Off of Health Care Business and Related Costs
On October 31, 2014, we completed the spin-off of our health care business, and each of our shareholders of record as of the close of business on October 23, 2014 (the "Record Date") received one share of Halyard common stock for every 8 shares of our common stock held as of the Record Date. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. After the distribution, we do not beneficially own any shares of Halyard common stock.
Summary results of operations for the spun-off health care business included in net income from discontinued operations, net of income taxes, were as follows:

	Year Ended December 31
	2014	2013	2012
Net sales	$1,320	$1,591	$1,596
Income before income taxes	130	304	310
Provision for income taxes	(80)	(101)	(109)
Net income	50	203	201
The results of the health care discontinued operations exclude certain corporate costs which were allocated to the health care segment historically and we expect to continue to incur these costs after the spin-off. These include costs related to supply chain, finance, legal, information technology, human resources, compliance, shared services, insurance, employee benefits and incentives, and stock-based compensation. On a pre-tax basis, through the date of the spin-off, these costs were $70 for the ten months ended October 31, 2014, and $85 in each of the years ended December 31, 2013 and 2012.
To evaluate, plan and execute the spin-off, we incurred $157 of pre-tax charges ($138 after tax) in transaction and related costs, including the exit of one of Halyard's health care glove manufacturing facilities in Thailand and outsourcing of the related production. These charges and the related tax impact are recorded in Income from discontinued operations, net of income taxes.

35	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

In connection with the spin-off, we transferred the following assets and liabilities to Halyard:

Assets
Cash	$120
Accounts receivable, net	37
Inventories	289
Property, plant and equipment, net	271
Goodwill	1,429
Other intangible assets	114
Other assets	66
Total Assets	$2,326

Liabilities
Accrued expenses	$127
Debt	636
Deferred income taxes	60
Other liabilities	7
Total Liabilities	$830

Net Assets Transferred in the Spin-Off	$1,496
In order to implement the spin-off, we entered into certain agreements with Halyard to effect our legal and structural separation; govern the relationship between us; and allocate various assets, liabilities and obligations between us, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities. We also entered into a transition services agreement with Halyard, whereby we will provide certain administrative and other services for a limited time, a tax matters agreement, an employee matters agreement, intellectual property agreements, manufacturing and supply agreements, distribution agreements and non-competition agreements.

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
The restructuring is expected to be completed by the end of 2016, with total costs, primarily severance, anticipated to be $130 to $160 after tax ($190 to $230 pre-tax). Cash costs are projected to be approximately 80 percent of the total charges. Workforce reductions are expected to be in the range of 1,100 to 1,300 and primarily impact salaried employees. The restructuring is expected to impact all of our business segments and our organizations in all major geographies.
Charges in the fourth quarter of 2014 were $133, recorded in the following income statement line items:

2014
Cost of products sold	$40
Marketing, research and general expenses	93
Provision for income taxes	(38)
Net charges	$95
Cash payments in the fourth quarter of 2014 related to the restructuring were not material. On a geographic basis, $47 of the charges were recorded in North America, $28 in Europe, and $58 in our international operations in Asia, Latin America, the Middle East, Eastern Europe and Africa.

36	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Note 4.    European Strategic Changes
In 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We exited the diaper category in that region, with the exception of the Italian market, and divested or exited some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes primarily affected our consumer businesses, with a modest impact on K-C Professional ("KCP"). The restructuring actions commenced in 2012 and were completed by December 31, 2014.
Restructuring actions related to the strategic changes involved the sale or closure of five of our European manufacturing facilities and streamlining our administrative organization. The following charges were incurred in connection with the European strategic changes:

	Year Ended December 31
	2014	2013	2012
Asset impairments and other asset-related charges	$2	$53	$165
Charges for workforce reductions	(5)	10	77
Benefit from pension curtailment	—	(31)	—
Other exit costs	14	22	8
Cost of products sold	11	54	250
Charges for workforce reductions and other exit costs included in marketing, research and general expenses and other (income) and expense, net	22	27	49
Provision for income taxes	(3)	(15)	(57)
Net charges	$30	$66	$242
The measurement of the charges for asset impairments was based on the excess of the carrying value of the impacted asset groups over their fair values.  These fair values were measured using discounted cash flows expected over the limited time the assets would remain in use, and as a result, the assets were essentially written off. The use of the discounted cash flows represents a level 3 measure under the fair value hierarchy.
Cash payments of $41, $156 and $4 were made during 2014, 2013 and 2012, respectively, related to the restructuring. See Note 18 for charges by segment.

Note 5.    Pulp and Tissue Restructuring Actions
In 2011 and 2012, we executed pulp and tissue restructuring actions in order to exit our remaining integrated pulp manufacturing operations and improve the underlying profitability and return on invested capital of our consumer tissue and KCP businesses. These actions involved the streamlining, sale or closure of seven of our manufacturing facilities around the world. In conjunction with these actions, we exited certain non-strategic products, primarily non-branded offerings, and transferred some production to lower-cost facilities in order to improve overall profitability and returns. The actions were substantially complete at December 31, 2012. The restructuring resulted in cumulative pre-tax charges of $550 ($375 after tax). During 2012, charges of $135 were recorded primarily in cost of products sold for the restructuring actions, and a related benefit of $49 was recorded in provision for income taxes. See Note 18 for charges by segment.

Note 6.    Fair Value Information
The following fair value information is based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels in the hierarchy used to measure fair value are:
Level 1—Unadjusted quoted prices in active markets accessible at the reporting date for identical assets and liabilities.

37	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

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
During 2014 and 2013, there were no significant transfers among level 1, 2 or 3 fair value determinations.
Company-owned life insurance ("COLI") assets and derivative assets and liabilities are measured on a recurring basis at fair value. COLI assets were $58 and $55 at December 31, 2014 and 2013, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The fair value of the COLI policies is considered a level 2 measurement and is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers. At December 31, 2014 and 2013, derivative assets were $54 and $62, respectively, and derivative liabilities were $116 and $49, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 15.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2014		December 31, 2013
Assets
Cash and cash equivalents(a)	1	$789	$789	$1,054	$1,054
Time deposits(b)	1	130	130	222	222
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	777	777	63	63
Long-term debt(d)	2	6,179	6,963	5,698	6,721
Redeemable securities of subsidiaries(e)	3	72	72	578	598

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

(e)
The redeemable securities of subsidiaries are not traded in active markets. For certain instruments, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. Additionally, the fair value of the remaining redeemable securities was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

38	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Note 7.    Acquisitions and Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows:

	Personal Care	Consumer Tissue	K-C Professional	Health Care Business	Total
Balance at December 31, 2012	$764	$695	$442	$1,436	$3,337
Acquisitions	6	—	—	3	9
Currency and other	(86)	(54)	(18)	(7)	(165)
Balance at December 31, 2013	684	641	424	1,432	3,181
Currency and other	(59)	(47)	(15)	(3)	(124)
Spin-off of health care business	—	—	—	(1,429)	(1,429)
Balance at December 31, 2014	$625	$594	$409	$—	$1,628
Intangible assets subject to amortization consist of the following at December 31:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$117	$79	$252	$163
Patents and developed technologies	49	9	201	85
Other	64	33	93	62
Total	$230	$121	$546	$310

Note 8.    Debt
Long-term debt is composed of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2014	2013
Notes and debentures	4.7%	2015 - 2043	$5,656	$5,163
Dealer remarketable securities	4.3%	2015 - 2016	200	200
Industrial development revenue bonds	0.2%	2015 - 2034	261	261
Bank loans and other financings in various currencies	5.8%	2015 - 2025	62	74
Total long-term debt			6,179	5,698
Less current portion			549	312
Long-term portion			$5,630	$5,386
Scheduled maturities of long-term debt for the next five years are $549 in 2015, $607 in 2016, $963 in 2017, $905 in 2018 and $311 in 2019.
On October 17, 2014, we issued debt of $640 aggregate principal amount that was transferred to Halyard as part of the spin-off.
On May 22, 2014, we issued $300 aggregate principal amount of floating rate notes due May 19, 2016 and $300 aggregate principal amount of 1.9% notes due May 22, 2019. Proceeds from the offering were used for general corporate purposes and repurchases of common stock.
In 2013, we issued $250 aggregate principal amount of floating rate notes due May 15, 2016, $350 aggregate principal amount of 2.4% notes due June 1, 2023, and $250 aggregate principal amount of 3.7% notes due June 1, 2043. Proceeds from the offering

39	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

were used to repay our $500 aggregate principal amount of 5.0% notes due August 15, 2013, to fund investment in our business and for general corporate purposes.
In 2012, we issued $300 aggregate principal amount of 2.4% notes due March 1, 2022.  Proceeds from the offering were used for general corporate purposes and repayment of debt.
In 2006, we issued $200 of dealer remarketable securities that have a final maturity in 2016. The remarketing provisions of these debt instruments require that each year the securities either be remarketed by the dealer or repaid. In both 2014 and 2013, the dealer exercised its option to remarket the securities for another year, and remarketed the securities to third parties.
In June 2014, we entered into a $2.0 billion revolving credit facility which expires in 2019.  This facility, currently unused, replaced a similar facility for $1.5 billion, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.

Note 9.    Redeemable Securities of Subsidiaries
In February 2001, we, together with a non-affiliated third party entity, (the "Third Party"), formed a Luxembourg-based financing subsidiary. Prior to December 2014, the Third Party had an investment in certain redeemable preferred securities of the subsidiary. Kimberly-Clark holds investments in certain preferred securities and all of the common securities of the subsidiary. Approximately 98 percent of the total cash contributed to the subsidiary was loaned to Kimberly-Clark. We are the primary beneficiary of the subsidiary and, accordingly, consolidated the subsidiary in our Consolidated Financial Statements.
In December 2013, the subsidiary elected to redeem the preferred securities held by the Third Party in December 2014, and as a result, the $500 redemption value of the subsidiary’s preferred securities held by the Third Party was included in current liabilities as of December 31, 2013 in our Consolidated Balance Sheet. These preferred securities were redeemed in December 2014, and accordingly, the subsidiary became wholly-owned by Kimberly-Clark.
The preferred and common securities of the subsidiary held by Kimberly-Clark and the intercompany loans have been eliminated in our Consolidated Financial Statements. The return on the preferred securities previously held by the Third Party was $26, $27 and $27 in 2014, 2013 and 2012, respectively, which is included in net income attributable to noncontrolling interests in our Consolidated Income Statement.
In addition, our subsidiary in Central America has outstanding redeemable securities that are held by a noncontrolling interest, which were exchanged from common to preferred securities in December 2014, and another noncontrolling interest holds certain redeemable preferred securities issued by one of our subsidiaries in North America.

Note 10.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2014, the number of shares of common stock available for grants under the Plans aggregated 22 million shares.
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

40	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

rate as dividends are paid on Kimberly-Clark's common stock. These dividend equivalents, net of estimated forfeitures, are charged to retained earnings.
In connection with the spin-off of our health care business, under the provisions of our existing Plans, employee stock options, time-vested restricted share units and performance-based restricted share units were adjusted as follows:

•	The number of stock options was increased and the exercise price was decreased to maintain the fair value of outstanding options immediately before and after the spin-off.

•
The time-vested restricted share units and performance-based restricted share units were credited with a reinvested dividend equivalent equal to the value of the spin-off stock dividend to maintain the value of these awards immediately before and after the spin-off.

As a result, we did not record any incremental compensation expenses related to the conversion of these awards. These awards continue to vest over the original vesting period.
Stock-based compensation costs of $52, $92 and $67 and related deferred income tax benefits of $19, $35 and $20 were recognized for 2014, 2013 and 2012, respectively.
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
The weighted-average fair value of options granted was estimated at $7.89, $7.15 and $3.25, in 2014, 2013 and 2012, respectively, per option on the date of grant based on the following assumptions:

	Year Ended December 31
	2014	2013	2012
Dividend yield	3.50%	3.70%	4.50%
Volatility	13.41%	15.40%	12.86%
Risk-free interest rate	1.73%	0.87%	1.08%
Expected life—years	5.0	5.1	5.8
Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2014	Weighted- Average Service Years
Nonvested stock options	$8	1.0
Restricted shares and time-vested restricted share units	5	0.5
Nonvested performance-based restricted share units	44	1.2
Excess tax benefits, resulting from tax deductions in excess of the compensation cost recognized, aggregating $37, $50 and $50 were classified as other cash inflows under Financing Activities in the Consolidated Cash Flow Statement for the years ended December 31, 2014, 2013 and 2012, respectively.

41	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

A summary of stock-based compensation is presented below:

Stock Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	7,223	$75.77
Granted	1,798	112.26
Exercised	(1,860)	68.02
Forfeited or expired	(506)	97.57
Conversion for spin-off of health care business	306	82.26
Outstanding at December 31, 2014	6,961	82.32	6.51	$231
Exercisable at December 31, 2014	3,846	68.26	4.76	$182
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $79, $138 and $161, respectively.

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	257	$81.38	2,083	$79.98
Granted	73	100.95	842	111.77
Vested	(70)	81.97	(894)	65.02
Forfeited	(38)	84.01	(301)	94.73
Dividend equivalent for spin-off of health care business	22	78.04	79	95.80
Nonvested at December 31, 2014	244	86.34	1,809	96.35
The total fair value of restricted share units that were distributed to participants during 2014, 2013 and 2012 was $102, $45 and $101, respectively.

Note 11.    Employee Postretirement Benefits
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
Substantially all U.S. retirees and employees have access to our unfunded healthcare and life insurance benefit plans. The annual increase in the consolidated weighted-average healthcare cost trend rate is expected to be 6.3 percent in 2015 and to decline to 5.1 percent in 2023 and thereafter. Assumed healthcare cost trend rates affect the amounts reported for postretirement healthcare benefit plans. A one-percentage-point change in assumed healthcare trend rates would not have a significant effect on our financial results.

42	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$6,164	$6,590	$761	$824
Service cost	46	53	13	17
Interest cost	279	257	35	32
Actuarial loss (gain)	986	(422)	39	(60)
Currency and other	(207)	47	(4)	—
Benefit payments from plans	(356)	(343)	—	—
Direct benefit payments	(10)	(13)	(56)	(52)
Curtailments and settlements	(42)	(5)	—	—
Benefit obligation at end of year	6,860	6,164	788	761
Change in Plan Assets
Fair value of plan assets at beginning of year	5,567	5,375	—	—
Actual return on plan assets	694	268	—	—
Employer contributions	185	220	—	—
Currency and other	(142)	47	—	—
Benefit payments	(356)	(343)	—	—
Settlements	(34)	—	—	—
Fair value of plan assets at end of year	5,914	5,567	—	—
Funded Status	$(946)	$(597)	$(788)	$(761)
Amounts Recognized in the Balance Sheet
Noncurrent asset—prepaid benefit cost	$6	$9	$—	$—
Current liability—accrued benefit cost	(13)	(12)	(51)	(56)
Noncurrent liability—accrued benefit cost	(939)	(594)	(737)	(705)
Net amount recognized	$(946)	$(597)	$(788)	$(761)
Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2014	2013	2014	2013	2014	2013
Projected benefit obligation (“PBO”)	$6,312	$5,640	$548	$524	$6,860	$6,164
Accumulated benefit obligation (“ABO”)	6,221	5,555	475	439	6,696	5,994
Fair value of plan assets	5,559	5,205	355	362	5,914	5,567
The PBO and fair value of plan assets for the Principal Plans include $4,432 and $3,757, respectively, related to the U.S. qualified and nonqualified pension plans as of December 31, 2014. The PBO and fair value of plan assets for the Principal Plans include $3,866 and $3,565, respectively, related to the U.S. qualified and nonqualified pension plans as of December 31, 2013.

43	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2014	2013
PBO	$4,983	$5,722
ABO	4,908	5,622
Fair value of plan assets	4,111	5,163
Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2014	2013	2012	2014	2013	2012
Service cost	$46	$53	$45	$13	$17	$15
Interest cost	279	257	279	35	32	36
Expected return on plan assets(a)	(332)	(331)	(329)	—	—	—
Recognized net actuarial loss	100	120	111	—	3	1
Curtailments and settlements	20	(31)	20	—	—	—
Other	(3)	1	(4)	(1)	(2)	(1)
Net periodic benefit cost	$110	$69	$122	$47	$50	$51

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the remeasurement date, typically the prior year-end adjusted for estimated current year cash benefit payments and contributions, by the expected long-term rate of return.

Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31

	Pension Benefits				Other Benefits
	Projected 2015	2014	2013	2012	2014	2013	2012

Discount rate	3.83%	4.66%	4.04%	4.87%	4.97%	3.97%	4.70%
Expected long-term return on plan assets	5.21%	5.98%	6.26%	6.49%	—	—	—
Rate of compensation increase	2.63%	2.67%	2.73%	2.91%	—	—	—
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	3.83%	4.66%	4.28%	4.97%
Rate of compensation increase	2.63%	2.67%	—	—
Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate. Our 2015 target plan asset allocation for the Principal Plans is 75 percent fixed income securities and 25 percent equity securities.

44	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

The expected long-term rate of return is evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 6.16 percent in 2014 compared with 6.43 percent in 2013 and will be 5.35 percent in 2015.
Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy:

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$28	$28	$—	$—
Held through mutual and pooled funds	175	9	166	—
Fixed Income
Held directly
U.S. government and municipals	252	71	181	—
U.S. corporate debt	2,167	—	2,167	—
U.S. securitized fixed income	6	—	6	—
Held through mutual and pooled funds
U.S. corporate debt	149	—	149	—
International bonds	1,438	—	1,438	—
Multi-sector	1	1	—	—
Equity
Held directly
U.S. equity	18	18	—	—
Held through mutual and pooled funds
U.S. equity	4	4	—	—
Non-U.S. equity	106	1	105	—
Global equity	1,186	—	1,186	—
Other	29	29	—	—
Total Plan Assets	$5,559	$161	$5,398	$—
For the U.S. pension plan, equity option strategies are used when appropriate to reduce the volatility of returns on equity investments.  As of December 31, 2014, the U.S. pension plan had equity options in place with a total notional value of approximately $950, and the fair value of the aggregate options was an asset position of $29.  In addition, Treasury futures contracts are used when appropriate to manage duration targets, and equity futures contracts are used to manage the plan’s investment allocation.  As of December 31, 2014, the U.S. plan had Treasury futures contracts in place with a total notional value of approximately $510 and an insignificant fair value. There were no equity futures contracts in place at December 31, 2014. The U.S. plan had Treasury and equity futures contracts with a total notional value of approximately $320 at December 31, 2013 with an insignificant fair value.

45	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$33	$33	$—	$—
Held through mutual and pooled funds	173	34	139	—
Fixed Income
Held directly
U.S. government and municipals	211	71	140	—
U.S. corporate debt	1,654	—	1,654	—
U.S. securitized fixed income	8	—	8	—
Held through mutual and pooled funds
U.S. corporate debt	186	—	186	—
International bonds	1,089	—	1,089	—
Multi-sector	2	2	—	—
Equity
Held directly
U.S. equity	1	1	—	—
Held through mutual and pooled funds
U.S. equity	4	4	—	—
Non-U.S. equity	123	1	122	—
Global equity	1,691	—	1,691	—
Other	30	—	—	30
Total Plan Assets	$5,205	$146	$5,029	$30
During 2014 and 2013, the plan assets did not include a significant amount of Kimberly-Clark common stock.
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
Fair values of equity securities and fixed income securities held through units of pooled funds are based on net asset value of the units of the pooled fund determined by the fund manager. Pooled funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors. The fair value of pooled funds is determined by the value of the underlying assets held by the fund and the units outstanding. The value of the pooled fund is not directly observable, but is based on observable inputs.
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2014, there were no significant concentrations of equity or debt securities in any single issuer or industry.
The fair value of other plan assets was determined based on an evaluation of various factors. No other level 3 transfers (in or out) were made in 2014 and 2013.

46	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

We expect to contribute up to $100 to our defined benefit pension plans in 2015. Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2015	$430	$52
2016	432	53
2017	438	55
2018	440	57
2019	439	58
2020-2024	2,181	309
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
Costs charged to expense for our defined contribution pension plans were as follows:

	2014	2013	2012
U.S.	$87	$90	$82
Outside the U.S.	34	27	26
Total	$121	$117	$108

Note 12.    Accumulated Other Comprehensive Income
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2012	$(26)	$(1,928)		$(53)		$(52)
Other comprehensive income (loss) before reclassifications	(499)	218		36		24
(Income) loss reclassified from AOCI	—	42	(a)	2	(a)	(6)
Net current period other comprehensive income (loss)	(499)	260		38		18
Balance as of December 31, 2013	(525)	(1,668)		(15)		(34)
Other comprehensive income (loss) before reclassifications	(819)	(313)		(23)		29
(Income) loss reclassified from AOCI	—	57	(a)	1	(a)	(11)
Net current period other comprehensive income (loss)	(819)	(256)		(22)		18
Spin-off of health care business	9	—		—		—
Balance as of December 31, 2014	$(1,335)	$(1,924)		$(37)		$(16)

(a)	Included in computation of net periodic pension and postretirement benefits costs (see Note 11)
Included in the defined benefit pension plans and other postretirement benefit plans balances as of December 31, 2014 is $2,016 and $54 of unrecognized net actuarial loss and unrecognized net prior service credit, respectively, of which $116 and $10 pre-tax, respectively, are expected to be recognized as a component of net periodic benefit cost in 2015.

47	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, including the tax effect, are as follows:

	Year Ended December 31
	2014	2013	2012
Unrealized translation	$(826)	$(495)	$204
Tax effect	7	(4)	(9)
	(819)	(499)	195

Defined benefit pension plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	(624)	356	(588)
Amortization included in net periodic benefit cost	100	120	90
Currency and other	69	(8)	(20)
	(455)	468	(518)
Unrecognized prior service cost/credit
Funded status recognition	42	—	—
Amortization included in net periodic benefit cost	(7)	(31)	—
Currency and other	(3)	(1)	3
	32	(32)	3
Tax effect	167	(176)	165
	(256)	260	(350)
Other postretirement benefit plans
Unrecognized net actuarial loss and transition amount	(36)	65	(32)
Unrecognized prior service cost/credit	—	(3)	(2)
Tax effect	14	(24)	12
	(22)	38	(22)
Cash flow hedges and other
Recognition of effective portion of hedges	18	37	(20)
Amortization included in net income	(5)	(10)	—
Currency and other	2	4	(1)
	15	31	(21)
Tax effect	3	(13)	5
	18	18	(16)

Spin-off of health care business	9	—	—
Change in AOCI	$(1,070)	$(183)	$(193)

Amounts are reclassified from AOCI into cost of products sold, marketing, research and general expenses, interest expense or other (income) and expense, net, as applicable, in the Consolidated Income Statement.
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation in 2014 is primarily due to the strengthening of the U.S. dollar versus the Australian dollar, Colombian peso, Russian ruble, euro, Brazilian real and British pound sterling, as well as most other foreign currencies. Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

48	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Note 13.    Leases and Commitments
We have entered into operating leases for certain warehouse facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year are as follows:

Year Ending December 31
2015	$151
2016	117
2017	94
2018	70
2019	56
Thereafter	99
Future minimum obligations	$587
Consolidated rental expense under operating leases was $303, $316 and $303 in 2014, 2013 and 2012, respectively.
We have entered into long-term contracts for the purchase of superabsorbent materials, pulp and certain utilities. Commitments under these contracts based on current prices are $297 in 2015, $187 in 2016, $165 in 2017, $141 in 2018 and $147 in 2019. Total commitments beyond the year 2019 are $163.
Although we are primarily liable for payments on the above-mentioned leases and purchase commitments, our exposure to losses, if any, under these arrangements is not material.

Note 14.    Legal Matters
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

49	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

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
Set forth below is a summary of the total designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	2014	2013	2014	2013
Foreign currency exchange contracts	$54	$34	$102	$49
Interest rate contracts	—	22	4	—
Commodity price contracts	—	6	10	—
Total	$54	$62	$116	$49
The derivative assets are included in the Consolidated Balance Sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At December 31, 2014, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $250. Fair value hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2014. For each of the three years ended December 31, 2014, gains or losses recognized in interest expense for interest rates swaps were not significant. For each of the three years ended December 31, 2014, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of December 31, 2014, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in 2015 and future periods. As of December 31, 2014, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $820 and $200, respectively. Cash flow hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2014. For each of the three years ended December 31, 2014, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecast transaction no longer being probable of occurring. At December 31, 2014, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at December 31, 2014 is December 2017.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. Losses of $192 and $74 and gains of $69 were recorded in the years ending December 31, 2014, 2013 and 2012, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At December 31, 2014, the notional amount of these undesignated derivative instruments was $2.6 billion.

50	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Note 16.    Income Taxes
An analysis of the provision for income taxes follows:

	Year Ended December 31
	2014	2013	2012
Current income taxes
United States	$350	$292	$112
State	48	99	15
Other countries	387	286	289
Total	785	677	416
Deferred income taxes
United States	67	85	218
State	(16)	14	36
Other countries	20	52	(10)
Total	71	151	244
Total provision for income taxes	$856	$828	$660
Income from continuing operations before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2014	2013	2012
United States	$1,571	$1,557	$1,223
Other countries	684	1,084	887
Total income before income taxes	$2,255	$2,641	$2,110
Deferred income tax assets and liabilities are composed of the following:

	December 31
	2014	2013
Deferred tax assets
Pension and other postretirement benefits	$883	$728
Tax credits and loss carryforwards	538	604
Property, plant and equipment, net	77	104
Other	590	516
	2,088	1,952
Valuation allowance	(215)	(197)
Total deferred assets	1,873	1,755

Deferred tax liabilities
Pension and other postretirement benefits	260	259
Property, plant and equipment, net	1,162	1,244
Investments in subsidiaries	223	205
Other	339	396
Total deferred tax liabilities	1,984	2,104
Net deferred tax assets (liabilities)	$(111)	$(349)

51	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Valuation allowances at the end of 2014 primarily relate to tax credits and income tax loss carryforwards of $1.0 billion. If these items are not utilized against taxable income, $445 of the loss carryforwards will expire from 2015 through 2034. The remaining $557 have no expiration date.
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
Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2014	2013	2012
U.S. statutory rate applied to income before income taxes	35.0%	35.0%	35.0%
Rate of state income taxes, net of federal tax benefit	0.7	2.7	1.6
Statutory rates other than U.S. statutory rate	(3.0)	(3.0)	(2.8)
Venezuela balance sheet remeasurement and inflationary impacts	4.9	(0.8)	(0.4)
Other - net(a)	0.4	(2.5)	(2.1)
Effective income tax rate	38.0%	31.4%	31.3%

(a)	Other - net is composed of numerous items, none of which is greater than 1.75 percent of income before income taxes.
At December 31, 2014, U.S. income taxes and foreign withholding taxes have not been provided on $8.6 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities, or if we were to sell our stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation. We do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations in the foreseeable future.
Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2014	2013	2012
Balance at January 1	$473	$435	$558
Gross increases for tax positions of prior years	36	73	30
Gross decreases for tax positions of prior years	(91)	(31)	(104)
Gross increases for tax positions of the current year	87	37	52
Settlements	(77)	(35)	(100)
Other	(12)	(6)	(1)
Balance at December 31	$416	$473	$435
Of the amounts recorded as unrecognized tax benefits at December 31, 2014, $266 would reduce our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2014, 2013 and 2012, the net cost in interest and penalties was not significant. Total accrued penalties and net accrued interest was $28 and $42 at December 31, 2014 and 2013, respectively.
It is reasonably possible that a number of uncertainties could be resolved within the next 12 months, the most significant of which involves tax credits. It is reasonably possible the aggregate resolution of the uncertainties could be up to $130, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.

52	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

As of December 31, 2014, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2012 to 2014
United Kingdom	2012 to 2014
Brazil	2009 to 2014
Korea	2014
China	2003 to 2014
Our U.S. federal income tax returns have been audited through 2011. We have various federal income tax return positions in administrative appeals or litigation for 1999 to 2011.
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

Note 17.    Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

(Millions of shares)	2014	2013	2012
Basic	374.5	384.0	393.0
Dilutive effect of stock options and restricted share unit awards	2.9	3.3	3.1
Diluted	377.4	387.3	396.1
Options outstanding that were not included in the computation of diluted EPS mainly because their exercise price was greater than the average market price of the common shares are summarized below:

	2014	2013	2012
Average number of share equivalents (millions)	1.1	1.1	1.1
Weighted-average exercise price	$107.54	$103.29	$78.54
Options outstanding at year-end (millions)	1.7	1.8	1.7
The weighted-average exercise price for 2014 has been converted to reflect the impact on outstanding stock options as a result of the spin-off of our health care business. The number of common shares outstanding as of December 31, 2014, 2013 and 2012 was 365.3 million, 380.8 million and 389.3 million, respectively.

Note 18.    Business Segment Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care, Consumer Tissue and KCP. The reportable segments were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with the business segments, including the charges related to the 2014 organization restructuring, the European strategic changes and the pulp and tissue restructuring actions described in Notes 3, 4 and 5, respectively.

53	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

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

Net sales to Wal-Mart Stores, Inc. were approximately 13 percent in 2014, 2013 and 2012.
Information concerning consolidated operations by business segment is presented in the following tables:
Consolidated Operations by Business Segment

	Year Ended December 31
	2014	2013	2012
NET SALES(a)
Personal Care	$9,635	$9,536	$9,576
Consumer Tissue	6,645	6,637	6,527
K-C Professional	3,388	3,323	3,283
Corporate & Other	56	65	81
TOTAL NET SALES	$19,724	$19,561	$19,467

OPERATING PROFIT(b)
Personal Care	$1,803	$1,698	$1,660
Consumer Tissue	1,062	988	887
K-C Professional	604	605	542
Corporate & Other(c)	(495)	(381)	(717)
Other (income) and expense, net(c)	453	7	(5)
TOTAL OPERATING PROFIT	$2,521	$2,903	$2,377

(a)	Net sales in the United States to third parties totaled $8,573, $8,557 and $8,514 in 2014, 2013 and 2012, respectively.

(b)	Segment operating profit excludes other (income) and expense, net and income and expenses not associated with the business segments.

(c)	Corporate & Other and other (income) and expense, net include the following charges:

54	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

	Year Ended December 31
	2014	2013	2012
	European Strategic Changes	European Strategic Changes	European Strategic Changes	Pulp and Tissue Restructuring Actions	Total
Personal Care	$20	$36	$213	$—	$213
Consumer Tissue	12	27	66	125	191
K-C Professional	1	13	20	9	29
Other (income) and expense, net	—	5	—	1	1
Total	$33	$81	$299	$135	$434
Corporate & Other also includes charges related to the 2014 organization restructuring of $133 and a charge of $41 related to the remeasurement of the Venezuelan balance sheet in 2014. In addition, other (income) and expense, net for 2014 includes a charge of $35 related to a regulatory dispute in the Middle East, and for 2014 and 2013 includes charges of $421 and $36 related to the remeasurement of the Venezuelan balance sheet, respectively.

	Personal Care	Consumer Tissue	K-C Professional	Corporate & Other	Ongoing Operations	Health Care Business (Spun-off)	Consolidated Total
Depreciation and Amortization
2014	$359	$299	$132	$3	$793	$69	$862
2013	332	318	138	4	792	71	863
2012	315	331	141	11	798	59	857
Assets
2014	6,373	5,229	2,339	1,585	15,526	—	15,526
2013	6,623	5,483	2,431	2,012	16,549	2,370	18,919
2012	7,014	5,531	2,739	2,058	17,342	2,531	19,873
Capital Spending
2014	501	314	143	6	964	75	1,039
2013	461	328	118	2	909	44	953
2012	551	352	116	32	1,051	42	1,093

Sales of Principal Products

(Billions of dollars)	2014	2013	2012
Consumer tissue products	$6.6	$6.6	$6.5
Baby and child care products	7.0	7.0	7.1
Away-from-home professional products	3.4	3.3	3.3
All other	2.7	2.7	2.6
Consolidated	$19.7	$19.6	$19.5

Note 19.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2014	2013	2012
Advertising expense	$767	$769	$804
Research expense	368	333	335

55	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation's Share of Net Income
2014	$2,452	$781	$485	$304	$146
2013	2,638	950	642	426	205
2012	2,514	864	567	368	177
	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stockholders' Equity
2014	$1,016	$1,040	$690	$963	$403
2013	1,197	1,124	847	845	629
2012	1,054	1,068	712	837	573
Equity companies are principally engaged in operations in the personal care and consumer tissue businesses. At December 31, 2014, our ownership interest in Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries was 47.9%. Kimberly-Clark de Mexico, S.A.B. de C.V. is partially owned by the public, and its stock is publicly traded in Mexico. At December 31, 2014, our investment in this equity company was $194, and the estimated fair value of the investment was $3.4 billion based on the market price of publicly traded shares. Our other equity ownership interests are not significant to our consolidated balance sheet or financial results.
At December 31, 2014, unremitted net income of equity companies included in consolidated retained earnings was $1.0 billion.
Supplemental Balance Sheet Data
See Note 2 for the impact of the spin-off of our health care business on the Consolidated Balance Sheet.

	December 31
Summary of Accounts Receivable, Net	2014	2013
From customers	$2,079	$2,345
Other	210	271
Less allowance for doubtful accounts and sales discounts	(66)	(71)
Total	$2,223	$2,545

	December 31
	2014			2013
Summary of Inventories by Major Class	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
At the lower of cost, determined on the FIFO or weighted-average cost methods, or market
Raw materials	$104	$322	$426	$143	$319	$462
Work in process	120	95	215	189	97	286
Finished goods	511	672	1,183	648	753	1,401
Supplies and other	—	288	288	—	326	326
	735	1,377	2,112	980	1,495	2,475
Excess of FIFO or weighted-average cost over LIFO cost	(220)	—	(220)	(242)	—	(242)
Total	$515	$1,377	$1,892	$738	$1,495	$2,233

56	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

	December 31
Summary of Property, Plant and Equipment, Net	2014	2013
Land	$177	$196
Buildings	2,574	2,776
Machinery and equipment	13,437	14,193
Construction in progress	591	515
	16,779	17,680
Less accumulated depreciation	(9,420)	(9,732)
Total	$7,359	$7,948
Property, plant and equipment, net in the United States as of December 31, 2014 and 2013 was $3,685 and $3,917, respectively.

	December 31
Summary of Accrued Expenses	2014	2013
Accrued advertising and promotion	$326	$355
Accrued salaries and wages	415	471
Accrued rebates	258	358
Accrued taxes - income and other	330	336
Derivatives	113	44
Other	532	496
Total	$1,974	$2,060
Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Decrease (Increase) in Operating Working Capital	Year Ended December 31
	2014	2013	2012
Accounts receivable	$267	$4	$(38)
Inventories	12	100	9
Trade accounts payable	(30)	128	45
Accrued expenses	(120)	(177)	133
Accrued income taxes	(159)	(90)	13
Derivatives	103	5	(86)
Currency and other	(249)	(128)	43
Total	$(176)	$(158)	$119

	Year Ended December 31
Other Cash Flow Data	2014	2013	2012
Interest paid	$300	$307	$299
Income taxes paid	926	776	451

57	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kimberly-Clark Corporation:

We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2015 expressed an unqualified opinion on the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 18, 2015

58	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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

59	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting is effective.
Deloitte & Touche LLP has issued its attestation report on the effectiveness of our internal control over financial reporting. That attestation report appears below.

/s/ Thomas J. Falk	/s/ Mark A. Buthman
Thomas J. Falk	Mark A. Buthman
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 18, 2015
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

We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

60	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Corporation as of and for the year ended December 31, 2014 and our report dated February 18, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 18, 2015

ITEM 9B.    OTHER INFORMATION
None.

61	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2015 Proxy Statement for the Annual Meeting of Stockholders (the "2015 Proxy Statement") are incorporated in this Item 10 by reference:

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

ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of the 2015 Proxy Statement captioned "Compensation Discussion and Analysis," "Compensation Tables," "Director Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation" is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the section of the 2015 Proxy Statement captioned "Other Information—Security Ownership Information" is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in millions) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) (c)
Equity compensation plans approved by stockholders(1)	9.4 (2)	$82.32	22

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

(2)
Includes 2.4 million restricted share units granted under the 2011 Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of Kimberly-Clark common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price. Also includes 0.3 million restricted share units granted under the 2011 Outside Directors' Plan. Upon retirement from or any other termination of service from the Board, a share of Kimberly-Clark common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.

62	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of the 2015 Proxy Statement captioned "Other Information—Transactions with Related Persons" and "Corporate Governance—Director Independence" is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the sections of the 2015 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditors" is incorporated in this Item 14 by reference.

63	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements.
The financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial statement schedules.
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

Exhibit No. (2)a.
Distribution Agreement, dated October 31, 2014, between Halyard Health, Inc. and the Corporation, incorporated by reference to Exhibit 2.1 of the Corporation's Current Report on Form 8-K dated October 31, 2014.

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

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated as of December 31, 2014, incorporated by reference to Exhibit No. (10)b of the Corporation's Current Report on Form 8-K dated September 17, 2014.*

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

64	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Exhibit No. (10)g.	Outside Directors' Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.*

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

Exhibit No. (10)m.	2011 Equity Participation Plan, as amended and restated, effective April 21, 2011, incorporated by reference to Exhibit No. 10.2 of the Corporation's Current Report on Form 8-K dated April 26, 2011.*

Exhibit No. (10)n.	Form of Award Agreements under 2011 Equity Participation Plan, incorporated by reference to Exhibit No. (10)n of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

Exhibit No. (10)o.	Summary of Outside Directors' Compensation pursuant to the 2011 Outside Directors' Compensation Plan, effective January 1, 2015, filed herewith.

Exhibit No. (10)p.
Severance Pay Plan, amended and restated, effective June 25, 2013, incorporated by reference to Exhibit No. (10)p of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*

Exhibit No. (10)t.
Summary of Financial Counseling Program for Kimberly-Clark Corporation Executives, dated November 12, 2008, incorporated by reference to Exhibit No. (10)t of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)u.	Letter Agreement between the Corporation and Michael Hsu, incorporated by reference to Exhibit No. (10)u of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.

Exhibit No. (10)v.
Tax Matters Agreement, dated October 31, 2014, between Halyard Health, Inc. and the Corporation, incorporated by reference to Exhibit No. 10.1 of the Corporation's Current Report on Form 8-K dated October 31, 2014.

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2014, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

65	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS	XBRL Instance Document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

66	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 18, 2015	By:	/s/ Mark A. Buthman
Mark A. Buthman
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 18, 2015
Thomas J. Falk

/s/ Mark A. Buthman	Senior Vice President and Chief Financial Officer (principal financial officer)	February 18, 2015
Mark A. Buthman

/s/ Michael T. Azbell	Vice President and Controller (principal accounting officer)	February 18, 2015
Michael T. Azbell

Directors

John R. Alm	James M. Jenness
John F. Bergstrom	Nancy J. Karch
Abelardo E. Bru	Ian C. Read
Robert W. Decherd	Linda Johnson Rice
Fabian T. Garcia	Marc J. Shapiro
Mae C. Jemison

By:	/s/ Thomas J. Mielke	February 18, 2015
Thomas J. Mielke Attorney-in-Fact

67	KIMBERLY-CLARK CORPORATION - 2014 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2014
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$51	$13	$(7)	$7	(b)	$50
Allowances for sales discounts	20	265	(1)	268	(c)	16
December 31, 2013
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$60	$—	$(4)	$5	(b)	$51
Allowances for sales discounts	20	275	(1)	274	(c)	20
December 31, 2012
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$57	$9	$—	$6	(b)	$60
Allowances for sales discounts	21	280	—	281	(c)	20

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2014
Deferred taxes
Valuation allowance	$197	$30	$—	$12	$215
December 31, 2013
Deferred taxes
Valuation allowance	$215	$(11)	$—	$7	$197
December 31, 2012
Deferred taxes
Valuation allowance	$229	$(18)	$—	$(4)	$215

(a)	Represents the net currency effects of translating valuation allowances at current rates of exchange.

68	KIMBERLY-CLARK CORPORATION - 2014 Annual Report