Form 10-Q
period 2015-03-31
KIMBERLY CLARK CORP
filed 2015-04-21
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 14, 2015, there were 364,099,179 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2015	2014
Net Sales	$4,691	$4,887
Cost of products sold	3,032	3,222
Gross Profit	1,659	1,665
Marketing, research and general expenses	849	896
Other (income) and expense, net	62	58
Operating Profit	748	711
Interest income	4	3
Interest expense	(72)	(71)
Income From Continuing Operations Before Income Taxes and Equity Interests	680	643
Provision for income taxes	(230)	(196)
Income From Continuing Operations Before Equity Interests	450	447
Share of net income of equity companies	36	43
Income From Continuing Operations	486	490
Income from discontinued operations, net of income taxes	—	56
Net Income	486	546
Net income attributable to noncontrolling interests in continuing operations	(18)	(8)
Net Income Attributable to Kimberly-Clark Corporation	$468	$538

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic
Continuing operations	$1.28	$1.27
Discontinued operations	—	0.15
Net income	$1.28	$1.42

Diluted
Continuing operations	$1.27	$1.26
Discontinued operations	—	0.15
Net income	$1.27	$1.41

Cash Dividends Declared	$0.88	$0.84
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2015	2014
Net Income	$486	$546
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(468)	(7)
Employee postretirement benefits	8	14
Other	20	(4)
Total Other Comprehensive Income (Loss), Net of Tax	(440)	3
Comprehensive Income	46	549
Comprehensive income attributable to noncontrolling interests	(15)	(3)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$31	$546
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2015 Data is Unaudited)

(Millions of dollars)	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$587	$789
Accounts receivable, net	2,244	2,223
Inventories	1,893	1,892
Other current assets	659	655
Total Current Assets	5,383	5,559
Property, Plant and Equipment, Net	7,160	7,359
Investments in Equity Companies	290	257
Goodwill	1,538	1,628
Other Assets	682	723
TOTAL ASSETS	$15,053	$15,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,612	$1,326
Trade accounts payable	2,502	2,616
Accrued expenses	1,751	1,974
Dividends payable	321	310
Total Current Liabilities	6,186	6,226
Long-Term Debt	6,119	5,630
Noncurrent Employee Benefits	1,286	1,693
Deferred Income Taxes	663	587
Other Liabilities	315	319
Redeemable Preferred Securities of Subsidiaries	72	72
Stockholders' Equity
Kimberly-Clark Corporation	193	729
Noncontrolling Interests	219	270
Total Stockholders' Equity	412	999
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,053	$15,526
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2015	2014
Operating Activities
Net income	$486	$546
Depreciation and amortization	194	218
Stock-based compensation	15	9
Deferred income taxes	171	51
Equity companies' earnings (in excess of) less than dividends paid	(35)	(43)
(Increase) decrease in operating working capital	(446)	(210)
Postretirement benefits	(414)	(156)
Charge for Venezuelan balance sheet remeasurement	45	—
Other	4	22
Cash Provided by Operations	20	437
Investing Activities
Capital spending	(284)	(258)
Investments in time deposits	(46)	(38)
Maturities of time deposits	73	157
Other	(24)	5
Cash Used for Investing	(281)	(134)
Financing Activities
Cash dividends paid	(310)	(309)
Change in short-term debt	291	654
Debt proceeds	497	1
Debt repayments	(4)	(101)
Proceeds from exercise of stock options	41	37
Acquisitions of common stock for the treasury	(248)	(441)
Shares purchased from noncontrolling interest	(151)	—
Other	(12)	(21)
Cash Provided by (Used for) Financing	104	(180)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(45)	(12)
Increase (Decrease) in Cash and Cash Equivalents	(202)	111
Cash and Cash Equivalents - Beginning of Year	789	1,054
Cash and Cash Equivalents - End of Period	$587	$1,165
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

We completed the spin-off of our health care business on October 31, 2014. As a result, the health care business is presented as discontinued operations on the Consolidated Income Statement for all periods presented, and prior period Consolidated Income Statements and related disclosures have been recast accordingly. Segment results present net sales and operating profit by segment on a continuing operations basis. Other comprehensive income and cash flows of the health care business are included within our Consolidated Statement of Comprehensive Income and Consolidated Cash Flow Statement, respectively, for the three months ended March 31, 2014.
For further information, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form  10-K for the year ended December 31, 2014. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Highly Inflationary Accounting for Venezuelan Operations
We account for our operations in Venezuela using highly inflationary accounting. Since February 2013, the Central Bank of Venezuela's regulated currency exchange system rate has been 6.3 bolivars per U.S. dollar. During March 2013, the Venezuelan government announced a complementary currency exchange system, SICAD. In February 2014, the president of Venezuela announced that another floating rate exchange system (referred to as SICAD II) would be initiated. On February 10, 2015, the Venezuelan government announced the addition of a new foreign currency exchange system referred to as the Marginal Currency System, or SIMADI, along with the elimination of the SICAD II system.
We have historically measured results in Venezuela at the rate in which we transact our business. We have qualified for access to the official exchange rate because we manufacture and sell price-controlled products. Since March 2013, exchange transactions have taken place through letters of credit which resulted in an effective exchange rate of 6.3 bolivars per U.S. dollar and through approved transactions using the regulated currency exchange system, which were also at a 6.3 exchange rate. To date, we have not been invited to participate in SICAD, and we did not seek exchange at SICAD II or SIMADI because we qualify for the more favorable official 6.3 rate and have chosen to pursue exchange at that rate.
We continue to manufacture and sell products in Venezuela as well as import raw materials and finished goods under approved foreign exchange transactions. We continued to measure results at the 6.3 rate through December 31, 2014, however, given the level of uncertainty and lack of liquidity in Venezuela, in part due to recent declines in the price of oil, we remeasured our local currency-denominated balance sheet as of December 31, 2014 at the year-end floating SICAD II exchange rate of 50 bolivars per U.S. dollar as we believed this was the most accessible rate available in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $462 in the Consolidated Income Statement for the year ended December 31, 2014.
With the elimination of SICAD II in February 2015, we remeasured our local currency-denominated balance sheet during the first quarter of 2015 at the applicable floating SIMADI exchange rate (193 bolivars per U.S. dollar at March 31, 2015) as we believe this is the most accessible rate available to us in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $45 in the Consolidated Income Statement for the three months ended March 31, 2015, with $5 recorded in cost of products sold and $40 recorded in other (income) and expense, net. At March 31, 2015, our net investment in K-C Venezuela was $107, and the bolivar-denominated net monetary asset position (primarily cash) was not significant. Net sales of K-C Venezuela represented less than 0.5 percent and 3 percent of consolidated net sales for the three months ended March 31, 2015 and 2014, respectively.

New Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2016.  The FASB has proposed delaying this standard by one year. If the proposal is approved, early adoption would be permitted as of the original effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

Note 2. 2014 Organization Restructuring
In October 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. The restructuring is intended to improve our underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The plan is expected to be completed by the end of 2016, with total costs, primarily severance, anticipated to be $130 to $160 after tax ($190 to $230 pre-tax). Cash costs are projected to be approximately 80 percent of the total charges. The restructuring is expected to impact all of our business segments and our organizations in all major geographies.
Charges in the first quarter of 2015 were recorded in the following income statement line items:

Three Months Ended March 31, 2015
Cost of products sold	$8
Marketing, research and general expenses	5
Provision for income taxes	(8)
Net charges	$5
Approximately two-thirds of the pre-tax charges were recorded outside North America and one-third was recorded in North America. Through March 31, 2015, cumulative pre-tax charges for the restructuring were $146 ($100 after tax), including cumulative pre-tax cash charges of $116. Cash payments during the first quarter of 2015 related to the restructuring were $31.

Note 3. Fair Value Information
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
During the three months ended March 31, 2015 and for the full year 2014, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Company-owned life insurance ("COLI") assets and derivative assets and liabilities are measured on a recurring basis at fair value. COLI assets were $59 and $58 at March 31, 2015 and December 31, 2014, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The fair value of the COLI policies is considered a level 2 measurement and is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers. At March 31, 2015 and December 31, 2014, derivative assets were $89 and $54, respectively, and derivative liabilities were $132 and $116, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		March 31, 2015		December 31, 2014
Assets
Cash and cash equivalents(a)	1	$587	$587	$789	$789
Time deposits(b)	1	102	102	130	130
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	1,064	1,064	777	777
Long-term debt(d)	2	6,667	7,489	6,179	6,963
Redeemable securities of subsidiaries(e)	3	72	72	72	72

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

Note 4. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Pension Benefits		Other Benefits
	Three Months Ended March 31
	2015	2014	2015	2014
Service cost	$10	$11	$4	$4
Interest cost	64	68	8	9
Expected return on plan assets	(75)	(82)	—	—
Recognized net actuarial loss	29	24	—	—
Settlements	9	—	—	—
Other	(5)	5	—	—
Net periodic benefit cost	$32	$26	$12	$13
For the three months ended March 31, 2015 and 2014, we made cash contributions of $435 and $180, respectively, to our pension trusts. Effective January 2015, the U.S. pension plan was amended to include a lump-sum pension benefit payout option for certain plan participants. In addition, in February 2015, we entered into agreements to purchase group annuity contracts that will transfer to two insurance companies the pension benefit obligations for approximately 21,000 Kimberly-Clark retirees in the United States. Assuming all closing conditions are satisfied, we expect these transactions will be completed in the second quarter of 2015. In connection with these transactions, during the first quarter of 2015 we made a $410 contribution to our U.S. pension plan in order to maintain the plan’s funded status. As a result of these changes, we expect to recognize total pension settlement charges of $0.8 billion after tax ($1.3 billion pre-tax) in 2015, mostly in the second quarter. In total we expect to contribute $450 to $500 to our defined benefit pension plans for the full year 2015.

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Three Months Ended March 31
(Millions of shares)	2015	2014
Basic	365.2	379.0
Dilutive effect of stock options	1.0	1.3
Dilutive effect of restricted share and restricted share unit awards	1.7	1.8
Diluted	367.9	382.1
There were no significant outstanding stock-based awards excluded from the computation of diluted EPS during the three month periods ended March 31, 2015 and 2014.
The number of common shares outstanding as of March 31, 2015 and 2014 was 364.3 million and 377.2 million, respectively.

Note 6. Stockholders' Equity
Set forth below is a reconciliation for the three months ended March 31, 2015 of the carrying amount of total stockholders' equity from the beginning of the period to the end of the period.

	Stockholders' Equity Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2014	$729	$270
Net Income	468	16
Other comprehensive income, net of tax
Unrealized translation	(465)	(3)
Employee postretirement benefits	8	—
Other	20	—
Stock-based awards exercised or vested	41	—
Recognition of stock-based compensation	15	—
Income tax benefits on stock-based compensation	13	—
Shares repurchased	(210)	—
Dividends declared	(321)	(19)
Other	(105)	(45)
Balance at March 31, 2015	$193	$219
During the three months ended March 31, 2015, we repurchased 1.8 million shares at a total cost of $200.
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
The change in net unrealized currency translation for the three months ended March 31, 2015 was primarily due to the strengthening of the U.S. dollar versus most foreign currencies, including the Brazilian real, Euro, British pound sterling and Australian dollar.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans	Cash Flow Hedges and Other
Balance as of December 31, 2013	$(525)	$(1,668)		$(15)	$(34)
Other comprehensive income (loss) before reclassifications	(2)	(2)		—	(4)
(Income) loss reclassified from AOCI	—	16	(a)	—	—
Net current period other comprehensive income (loss)	(2)	14		—	(4)
Balance as of March 31, 2014	$(527)	$(1,654)		$(15)	$(38)

Balance as of December 31, 2014	$(1,335)	$(1,924)		$(37)	$(16)
Other comprehensive income (loss) before reclassifications	(465)	(8)		2	37
(Income) loss reclassified from AOCI	—	14	(a)	—	(17)
Net current period other comprehensive income (loss)	(465)	6		2	20
Other	(12)	—		—	—
Balance as of March 31, 2015	$(1,812)	$(1,918)		$(35)	$4

(a)	Included in computation of net periodic pension and postretirement benefits costs (see Note 4).
During the first quarter of 2015, we acquired the remaining 49.9 percent interest in our subsidiary in Israel, Hogla-Kimberly, Ltd., for $151. As our subsidiary in Turkey was wholly-owned by our subsidiary in Israel, through this acquisition we also effectively acquired the remaining 49.9 percent interest in our subsidiary in Turkey, Kimberly-Clark Tuketim Mallari Sanayi ve Ticaret A.s. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, AOCI and additional paid-in capital by $45, $12 and $94, respectively.
The purchase of additional ownership in an already controlled subsidiary is treated as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. The effect of the change in ownership interest is as follows:

Three Months Ended March 31, 2015
Net Income attributable to Kimberly-Clark Corporation	$468
Decrease in Kimberly-Clark Corporation's additional paid-in capital for acquisition	(94)
Change from net income attributable to Kimberly-Clark Corporation and transfers to noncontrolling interest	$374

Note 7. Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments. We enter into derivative instruments to hedge a portion of forecasted cash flows denominated in foreign currencies for non-U.S. operations' purchases of raw materials, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominantly in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The foreign currency exposure on certain non-functional currency denominated monetary assets and liabilities, primarily intercompany loans and accounts payable, is hedged with primarily undesignated derivative instruments.
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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At March 31, 2015, we had in place net investment hedges of $138 for a portion of our investment in our Mexican affiliate.
Set forth below is a summary of the total designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Foreign currency exchange contracts	$87	$54	$104	$102
Interest rate contracts	2	—	11	4
Commodity price contracts	—	—	17	10
Total	$89	$54	$132	$116
The derivative assets are included in the Consolidated Balance Sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At March 31, 2015, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $250. Fair value hedges resulted in no significant ineffectiveness in the three months ended March 31, 2015 and 2014. For the three month periods ended March 31, 2015 and 2014, gains or losses recognized in interest expense for interest rate swaps were not significant. For the three month periods ended March 31, 2015 and 2014, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of March 31, 2015, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2015 and future periods. As of March 31, 2015, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $800 and $200, respectively. Cash flow hedges resulted in no significant ineffectiveness for the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2015, $30 of after-tax gains are expected to be reclassified from AOCI, primarily to cost of products sold, during the next twelve months, consistent with the timing of the recognition of the underlying hedged transactions. The maximum maturity of cash flow hedges in place at March 31, 2015 is December 2017.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. Losses of $155 and gains of $13 were recorded in the three month periods ended March 31, 2015 and 2014, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At March 31, 2015, the notional amount of these undesignated derivative instruments was $2.4 billion.

Note 8. Business Segment Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care, Consumer Tissue and K-C Professional. The reportable segments were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with the business segments.

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

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended March 31
	2015	2014	Change
NET SALES
Personal Care	$2,308	$2,382	-3.1%
Consumer Tissue	1,574	1,689	-6.8%
K-C Professional	795	800	-0.6%
Corporate & Other	14	16	N.M.
TOTAL NET SALES	$4,691	$4,887	-4.0%

OPERATING PROFIT
Personal Care	$455	$457	-0.4%
Consumer Tissue	291	257	+13.2%
K-C Professional	134	135	-0.7%
Corporate & Other	(70)	(80)	N.M.
Other (income) and expense, net	62	58	+6.9%
TOTAL OPERATING PROFIT	$748	$711	+5.2%
N.M. - Not Meaningful

Note 9. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2015			December 31, 2014
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
At the lower of cost, determined on the FIFO or weighted-average cost methods, or market
Raw materials	$103	$319	$422	$104	$322	$426
Work-in-process	127	90	217	120	95	215
Finished goods	531	652	1,183	511	672	1,183
Supplies and other	—	282	282	—	288	288
	761	1,343	2,104	735	1,377	2,112
Excess of FIFO or weighted-average cost over LIFO cost	(211)	—	(211)	(220)	—	(220)
Total	$550	$1,343	$1,893	$515	$1,377	$1,892
The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2015	December 31, 2014
Land	$175	$177
Buildings	2,554	2,574
Machinery and equipment	13,274	13,437
Construction in progress	510	591
	16,513	16,779
Less accumulated depreciation	(9,353)	(9,420)
Total	$7,160	$7,359

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of First Quarter 2015 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook

Overview of First Quarter 2015 Results

•
Net sales decreased 4 percent compared to the year-ago period, impacted by changes in foreign currency exchange rates that reduced net sales 9 percent. Sales volumes increased 3 percent and net selling prices were higher by 1 percent, including increases of 7 percent and 4 percent, respectively, in developing and emerging markets.

•	Operating profit increased 5 percent.

•	Diluted earnings per share were $1.27 versus diluted earnings per share from continuing operations of $1.26 in the prior year.

Results of Operations and Related Information
This section presents a discussion and analysis of our first quarter 2015 net sales, operating profit and other information relevant to an understanding of the results of operations.
We completed the spin-off of our health care business on October 31, 2014. As a result, the health care business is presented as discontinued operations on the Consolidated Income Statement for all periods presented, and prior period Consolidated Income Statements and related disclosures have been recast accordingly. Segment results present net sales and operating profit by segment on a continuing operations basis.

Results By Business Segment

	Three Months Ended March 31
	2015	2014	Change
NET SALES
Personal Care	$2,308	$2,382	-3.1%
Consumer Tissue	1,574	1,689	-6.8%
K-C Professional	795	800	-0.6%
Corporate & Other	14	16	N.M.
TOTAL NET SALES	$4,691	$4,887	-4.0%

OPERATING PROFIT
Personal Care	$455	$457	-0.4%
Consumer Tissue	291	257	+13.2%
K-C Professional	134	135	-0.7%
Corporate & Other	(70)	(80)	N.M.
Other (income) and expense, net	62	58	+6.9%
TOTAL OPERATING PROFIT	$748	$711	+5.2%
N.M. - Not Meaningful

Results By Geography

	Three Months Ended March 31
	2015	2014
NET SALES
North America	$2,360	$2,339
Outside North America	2,418	2,633
Intergeographic sales	(87)	(85)
TOTAL NET SALES	$4,691	$4,887

OPERATING PROFIT
North America	$528	$490
Outside North America	352	359
Corporate & Other	(70)	(80)
Other (income) and expense, net	62	58
TOTAL OPERATING PROFIT	$748	$711

Percentage Change 2015 Versus 2014

NET SALES		Changes Due To
	Total	Volume	Net Price	Mix/Other(a)	Currency
Consolidated	(4.0)	3	1	1	(9)
Personal Care	(3.1)	4	2	1	(10)
Consumer Tissue	(6.8)	2	(1)	—	(8)
K-C Professional	(0.6)	3	—	3	(7)

(a)	Mix/Other includes rounding.

OPERATING PROFIT		Changes Due To
	Total	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)
Consolidated	5.2	8	4	2	13	(11)	(11)
Personal Care	(0.4)	7	9	—	11	(9)	(18)
Consumer Tissue	13.2	6	(5)	2	14	(8)	4
K-C Professional	(0.7)	7	—	3	2	(12)	(1)

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)
Other includes the impact of changes in marketing, research and general expenses and manufacturing costs not separately listed in the table. In addition, Other includes the impact of charges recorded in Corporate & Other and other (income) and expense, net.

Commentary - First Quarter of 2015 Compared to First Quarter of 2014
Consolidated
Net sales of $4.7 billion in the first quarter of 2015 were down 4 percent compared to the year-ago period. Changes in foreign currency exchange rates reduced net sales 9 percent as a result of the weakening of most currencies relative to the U.S. dollar. Sales volumes increased 3 percent and net selling prices and product mix/other were each favorable by 1 percent.
First quarter operating profit was $748 in 2015 and $711 in 2014. Results in 2015 include a $45 charge for a balance sheet remeasurement in Venezuela, $13 of 2014 Organization Restructuring costs and $9 of charges for pension settlements. Results in 2014 include a $39 charge related to a regulatory dispute in the Middle East and $10 of restructuring costs for European strategic changes.
The year-over-year operating profit comparison benefited from sales volume growth, higher net selling prices and improved product mix, $90 in cost savings from the company's FORCE (Focused On Reducing Costs Everywhere) program and $10 of savings from the 2014 Organization Restructuring. Input costs decreased $10 overall, as slightly lower costs for energy and raw materials other than fiber were mostly offset by slightly higher fiber costs. Translation effects due to changes in foreign currency exchange rates lowered operating profit by $75 and transaction effects also negatively impacted comparisons. The currency impacts were most significant in Latin America and Eastern Europe.
Other (income) and expense, net was expense of $62 in 2015 and $58 in 2014. Results in 2015 include $40 for the balance sheet remeasurement charge in Venezuela, and in 2014 include a $39 charge related to a regulatory dispute in the Middle East. Results in both periods include foreign currency transaction losses.
The first quarter effective tax rate was 33.8 percent in 2015 and 30.5 percent in 2014. The increase was primarily due to the change in currency rates used to measure results for our operations in Venezuela.
Personal Care Segment
First quarter net sales of $2.3 billion decreased 3 percent. Currency rates were unfavorable by 10 percent, while volumes increased 4 percent and net selling prices improved 2 percent. First quarter operating profit of $455 was essentially even with the year-ago period. The comparison benefited from sales volume growth, higher net selling prices and cost savings, offset by unfavorable effects from changes in currency rates and higher marketing, research and general expenses.
Net sales in North America decreased 2 percent. Net selling prices and currency were each unfavorable by 1 percent, while volumes were even with the prior year. Adult care volumes increased high-single digits, with growth on both the Poise and Depend brands. Huggies baby wipes volumes rose high-single digits, including benefits from innovation and market share gains. Child care volumes were off mid-single digits due to lower Pull-Ups training pants volumes. Huggies diaper volumes fell mid-single digits and were impacted by lower market shares and competitive promotion activity.
Net sales in developing and emerging markets decreased 4 percent, including a 20 point negative impact from changes in currency rates. Volumes increased 10 percent and net selling prices improved 6 percent, driven by increases in Latin America and Eastern Europe in response to weaker currency rates. The volume growth included gains in Brazil, China, Colombia, Eastern Europe and South Africa.
Net sales in developed markets outside North America (Australia, South Korea and Western/Central Europe) decreased 5 percent. Currency rates were unfavorable by 8 percent. Volumes improved 3 percent and product mix was up 2 percent, while net selling prices were off 2 percent. The volume growth was primarily due to increases in South Korea.
Consumer Tissue Segment
First quarter net sales of $1.6 billion decreased 7 percent. Currency rates were unfavorable by 8 percent and net selling prices were down 1 percent, while volumes were up 2 percent. First quarter operating profit of $291 increased 13 percent. The comparison benefited from cost savings, lower manufacturing-related costs and reduced marketing, research and general expenses, partially offset by unfavorable currencies.
Net sales in North America increased 2 percent. Volumes increased 5 percent, while net selling prices were off 2 percent and product mix was unfavorable by 1 percent. Volumes were up mid-single digits in bathroom tissue, including benefits from increased promotion shipments on Cottonelle, and up high-single digits in paper towels.
Net sales in developing and emerging markets decreased 19 percent, including a 21 point negative impact from currency rates. Volumes, net selling prices and product mix were each up approximately 1 percent.
Net sales in developed markets outside North America decreased 12 percent, including a 9 point negative impact from currency rates. Volumes decreased 3 percent, while product mix improved 1 percent. The volume decline was mostly due to results in Western/Central Europe.
K-C Professional ("KCP") Segment
First quarter net sales of $0.8 billion decreased 1 percent. Changes in currency rates reduced sales 7 percent. Volumes rose 3 percent and product mix/other was favorable by 3 percent, mostly due to sales of nonwovens to Halyard Health, Inc. in conjunction with a near-term supply agreement. First quarter operating profit of $134 decreased 1 percent. The comparison was negatively impacted by unfavorable currency effects, mostly offset by benefits from sales volume growth, improved product mix and cost savings.

Net sales in North America increased 3 percent. Volumes increased 4 percent, while currency was unfavorable by 1 percent. Volumes were up high-single digits in wipers, mid-single digits in safety products and low-single digits in washroom products compared to soft performance in the year-ago period.
Net sales in developing and emerging markets decreased 9 percent, including a 17 point drag from currency rates. Volumes rose 6 percent and the combined impact of higher net selling prices and improved product mix benefited net sales by 2 percent. The volume growth was driven by increases in Latin America and Asia.
Net sales in developed markets outside North America were down 12 percent, primarily due to negative impacts from currency rates.

2014 Organization Restructuring
In October 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. The restructuring is intended to improve underlying profitability and increase flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth.
The restructuring is expected to be completed by the end of 2016, with total costs, primarily severance, anticipated to be $130 to $160 after tax ($190 to $230 pre-tax). Cash costs are projected to be approximately 80 percent of the total charges. Cumulative pre-tax savings from the restructuring are expected to be $120 to $140 by the end of 2017, and were $15 through March 31, 2015. The restructuring is expected to impact all of our business segments and our organizations in all major geographies.
Charges of $5 after tax ($13 pre-tax) were recognized in the first quarter of 2015 for the restructuring. Approximately two-thirds of the pre-tax charges were recorded outside North America and one-third was recorded in North America.
Defined Benefit Pension Plan Changes
Effective January 2015, the U.S. pension plan was amended to include a lump-sum pension benefit payout option for certain plan participants. In addition, in February 2015, we entered into agreements to purchase group annuity contracts that will transfer to two insurance companies the pension benefit obligations for approximately 21,000 Kimberly-Clark retirees in the United States. Assuming all closing conditions are satisfied, we expect these transactions will be completed in the second quarter of 2015. In connection with these transactions, during the first quarter of 2015 we made a $410 contribution to our U.S. pension plan in order to maintain the plan’s funded status. As a result of these changes, we expect to recognize total pension settlement charges of $0.8 billion after tax ($1.3 billion pre-tax) in 2015, mostly in the second quarter. In total we expect to contribute $450 to $500 to our defined benefit pension plans for the full year 2015.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $20 for the first three months of 2015, compared to $437 in the prior year. The decrease was driven by higher pension contributions, increased operating working capital and the impact of the spin-off of the health care business in 2014. First quarter pension contributions were $435 million in 2015 and $180 million in 2014.
Investing
During the first three months of 2015, our capital spending was $284 compared to $258 in the prior year. We anticipate that full year 2015 capital spending will be $950 to $1,050.
Financing
On February 27, 2015, we issued $250 aggregate principal amount of 1.85% notes due March 1, 2020 and $250 aggregate principal amount of 2.65% notes due March 1, 2025. Proceeds from the offering were used for general corporate purposes, including pension contribution payments.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $1,064 as of March 31, 2015 (included in debt payable within one year on the Consolidated Balance Sheet). The average month-end balance of short-term debt for the first quarter of 2015 was $1,030. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.

At March 31, 2015, total debt was $7.7 billion compared to $7.0 billion at December 31, 2014.
We maintain a $2.0 billion revolving credit facility which expires in 2019. This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first three months of 2015, we repurchased 1.8 million shares of our common stock at a cost of $200 through a broker in the open market. In addition, we acquired the remaining interest in our subsidiary in Israel for approximately $150. As a result, we are now targeting full-year 2015 share repurchases of $700 to $900, compared to the previous target of $800 to $1,000, subject to market conditions.
We account for our operations in Venezuela using highly inflationary accounting. We have historically measured results in Venezuela at the rate in which we transact our business, which was 6.3 bolivars per U.S. dollar until December 31, 2014. Given the level of uncertainty and lack of liquidity in Venezuela, in part due to recent declines in the price of oil, we remeasured our local currency-denominated balance sheet as of December 31, 2014 at the year-end floating SICAD II exchange rate of 50 bolivars per U.S. dollar, as we believed this was the most accessible rate available in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $462 in the Consolidated Income Statement for the year ended December 31, 2014.
On February 10, 2015, the Venezuelan government announced the addition of a new foreign currency exchange system referred to as the Marginal Currency System, or SIMADI, along with the elimination of the SICAD II system. With the elimination of SICAD II in February 2015, we remeasured our local currency-denominated balance sheet during the first quarter of 2015 at the applicable floating SIMADI exchange rate (193 bolivars per U.S. dollar at March 31, 2015) as we believe this is the most accessible rate available to us in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $45 in the Consolidated Income Statement for the three months ended March 31, 2015. At March 31, 2015, our net investment in K-C Venezuela was $107, and the bolivar-denominated net monetary asset position (primarily cash) was not material. Net sales of K-C Venezuela represented less than 0.5 percent and 3 percent of consolidated net sales for the three months ended March 31, 2015 and 2014, respectively.
Legal Matters
We believe that the ultimate disposition of litigation or compliance obligations with environmental protections laws and regulations, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or liquidity.
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

•
We expect net sales to be negatively impacted by unfavorable foreign currency exchange rates of 9 to 10 percent, including an approximate 3 percent impact from exchange rate changes in Venezuela. We also expect unfavorable foreign currency translation effects to negatively impact operating profit growth by 10 to 11 percent, including an approximate 4 percent decrease from exchange rate changes in Venezuela. Currency transaction effects are also anticipated to negatively impact operating profit.

•	We anticipate commodity cost deflation of $50 to $150.

•	We plan to achieve cost savings of at least $300 from our FORCE program, and $60 to $80 from the 2014 Organization Restructuring.

•	We anticipate that advertising spending will increase somewhat as a percentage of net sales to support targeted growth initiatives, brand building and innovation activities.

•	Our share of net income from equity companies is expected to be down somewhat due to lower earnings at Kimberly-Clark de Mexico, S.A.B. de C.V., driven by a weaker Mexican peso.

•	We anticipate capital spending to be in a $950 to $1,050 range and share repurchases to total $700 to $900, subject to market conditions.

•
We expect to recognize total pension settlement charges of $0.8 billion after tax ($1.3 billion before-tax) in 2015, mostly in the second quarter. In total we expect to contribute $450 to $500 to our defined benefit pension plans for the full year 2015.

•	We increased our quarterly dividend 4.8 percent effective April 2015.

•	Charges related to the 2014 Organization Restructuring are expected to be $30 to $50 after tax.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated costs, scope, timing and financial and other effects of the 2014 Organization Restructuring, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, cost savings and reductions, net sales, anticipated currency rates and exchange risks, raw material, energy and other input costs, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions and annuity purchases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 entitled "Risk Factors." Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.

Item 4.	Controls and Procedures
As of March 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the first quarter of 2015 were made through a broker in the open market.
The following table contains information for shares repurchased during the first quarter of 2015. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2015)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
January 1 to January 31	198,000	$109.87	46,868,111	43,131,889
February 1 to February 28	751,000	110.00	47,619,111	42,380,889
March 1 to March 31	891,400	107.21	48,510,511	41,489,489
Total	1,840,400

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
Exhibit No. (2)b. Definitive Purchase Agreement by and among the Corporation, The Prudential Insurance Company of America, Prudential Financial, Inc., and State Street Bank and Trust Company, as Independent Fiduciary of the Kimberly-Clark Corporation Pension Plan, dated as of February 23, 2015, filed herewith.*
Exhibit No. (2)c. Definitive Purchase Agreement by and among the Corporation, Massachusetts Mutual Life Insurance Company, and State Street Bank and Trust Company, as Independent Fiduciary of the Kimberly-Clark Corporation Pension Plan, dated as of February 23, 2015, filed herewith.*
Exhibit No. (3)a. Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K dated May 1, 2009.
Exhibit No. (3)b. By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K dated May 1, 2009.
Exhibit No. (4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.
Exhibit No. (10)e. Letter of Agreement between the Corporation and Sandra MacQuillan, filed herewith.
Exhibit No. (10)k. Letter of Agreement between the Corporation and Maria Henry, filed herewith.
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
Exhibit No. (101).CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).DEF XBRL Taxonomy Extension Definition Linkbase Document
Exhibit No. (101).LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE XBRL Taxonomy Extension Presentation Linkbase Document

*
Confidential treatment has been requested for portions of this agreement. Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission on request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Mark A. Buthman
Mark A. Buthman
Senior Vice President and
Chief Financial Officer
(principal financial officer)

By:	/s/ Michael T. Azbell
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
April 21, 2015

EXHIBIT INDEX

Exhibit No.	Description

(2)b.
Definitive Purchase Agreement by and among the Corporation, The Prudential Insurance Company of America, Prudential Financial, Inc., and State Street Bank and Trust Company, as Independent Fiduciary of the Kimberly-Clark Pension Plan, Dated as of February 23, 2015, filed herewith.*

(2)c.
Definitive Purchase Agreement by and among the Corporation, Massachusetts Mutual Life Insurance Company, and State Street Bank and Trust Company, as Independent Fiduciary of the Kimberly-Clark Corporation Pension Plan, dated as of February 23, 2015, filed herewith.*

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended April 30, 2009, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)e.	Letter of Agreement between the Corporation and Sandra MacQuillan, filed herewith.

(10)k.	Letter of Agreement between the Corporation and Maria Henry, filed herewith.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS	XBRL Instance Document

(101).SCH	XBRL Taxonomy Extension Schema Document

(101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Confidential treatment has been requested for portions of this agreement. Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission on request.