Form 10-Q
period 2015-06-30
KIMBERLY CLARK CORP
filed 2015-07-23
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 16, 2015, there were 364,275,024 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2015	2014	2015	2014
Net Sales	$4,643	$4,953	$9,334	$9,840
Cost of products sold	2,986	3,253	6,018	6,475
Gross Profit	1,657	1,700	3,316	3,365
Marketing, research and general expenses	869	938	1,718	1,834
Other (income) and expense, net	1,332	(13)	1,394	45
Operating Profit (Loss)	(544)	775	204	1,486
Interest income	4	5	8	8
Interest expense	(73)	(72)	(145)	(143)
Income (Loss) From Continuing Operations Before Income Taxes and Equity Interests	(613)	708	67	1,351
Provision for income taxes	281	(225)	51	(421)
Income (Loss) From Continuing Operations Before Equity Interests	(332)	483	118	930
Share of net income of equity companies	39	39	75	82
Income (Loss) From Continuing Operations	(293)	522	193	1,012
Income from discontinued operations, net of income taxes	—	8	—	64
Net Income (Loss)	(293)	530	193	1,076
Net income attributable to noncontrolling interests in continuing operations	(12)	(21)	(30)	(29)
Net Income (Loss) Attributable to Kimberly-Clark Corporation	$(305)	$509	$163	$1,047

Per Share Basis
Net Income (Loss) Attributable to Kimberly-Clark Corporation
Basic
Continuing operations	$(0.84)	$1.33	$0.45	$2.60
Discontinued operations	—	0.02	—	0.17
Net income (loss)	$(0.84)	$1.35	$0.45	$2.77

Diluted
Continuing operations	$(0.83)	$1.32	$0.44	$2.58
Discontinued operations	—	0.02	—	0.17
Rounding	—	0.01	—	—
Net income (loss)	$(0.83)	$1.35	$0.44	$2.75

Cash Dividends Declared	$0.88	$0.84	$1.76	$1.68
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2015	2014	2015	2014
Net Income (Loss)	$(293)	$530	$193	$1,076
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	152	170	(316)	163
Employee postretirement benefits	853	12	861	26
Other	(25)	(7)	(5)	(11)
Total Other Comprehensive Income, Net of Tax	980	175	540	178
Comprehensive Income	687	705	733	1,254
Comprehensive income attributable to noncontrolling interests	(10)	(34)	(25)	(37)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$677	$671	$708	$1,217
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2015 Data is Unaudited)

(Millions of dollars)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$603	$789
Accounts receivable, net	2,286	2,223
Inventories	1,948	1,892
Other current assets	681	655
Total Current Assets	5,518	5,559
Property, Plant and Equipment, Net	7,251	7,359
Investments in Equity Companies	286	257
Goodwill	1,553	1,628
Other Assets	738	723
TOTAL ASSETS	$15,346	$15,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$2,055	$1,326
Trade accounts payable	2,599	2,616
Accrued expenses	1,790	1,974
Dividends payable	321	310
Total Current Liabilities	6,765	6,226
Long-Term Debt	5,544	5,630
Noncurrent Employee Benefits	1,186	1,693
Deferred Income Taxes	698	587
Other Liabilities	337	319
Redeemable Preferred Securities of Subsidiaries	72	72
Stockholders' Equity
Kimberly-Clark Corporation	516	729
Noncontrolling Interests	228	270
Total Stockholders' Equity	744	999
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,346	$15,526
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2015	2014
Operating Activities
Net income	$193	$1,076
Depreciation and amortization	383	435
Asset impairments	—	42
Stock-based compensation	51	36
Deferred income taxes	(346)	63
Equity companies' earnings (in excess of) less than dividends paid	(37)	(36)
(Increase) decrease in operating working capital	(417)	(215)
Postretirement benefits	908	(135)
Charge for Venezuelan balance sheet remeasurement	45	—
Other	12	13
Cash Provided by Operations	792	1,279
Investing Activities
Capital spending	(527)	(439)
Proceeds from sales of investments	—	93
Investments in time deposits	(82)	(113)
Maturities of time deposits	91	182
Other	(8)	(4)
Cash Used for Investing	(526)	(281)
Financing Activities
Cash dividends paid	(631)	(627)
Change in short-term debt	183	279
Debt proceeds	510	616
Debt repayments	(44)	(106)
Proceeds from exercise of stock options	82	81
Acquisitions of common stock for the treasury	(358)	(917)
Shares purchased from noncontrolling interest	(151)	—
Other	5	(7)
Cash Used for Financing	(404)	(681)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(48)	(2)
Increase (Decrease) in Cash and Cash Equivalents	(186)	315
Cash and Cash Equivalents - Beginning of Year	789	1,054
Cash and Cash Equivalents - End of Period	$603	$1,369
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

We completed the spin-off of our health care business on October 31, 2014. As a result, the health care business is presented as discontinued operations on the Consolidated Income Statement for all periods presented, and prior period Consolidated Income Statements and related disclosures have been recast accordingly. Segment results present net sales and operating profit by segment on a continuing operations basis. Other comprehensive income and cash flows of the health care business are included within our Consolidated Statement of Comprehensive Income and Consolidated Cash Flow Statement, respectively, for the three and six months ended June 30, 2014, as applicable.
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
We continue to manufacture and sell products in Venezuela as well as import raw materials and finished goods under approved foreign exchange transactions. We continued to measure results at the 6.3 rate through December 31, 2014, however, given the level of uncertainty and lack of liquidity in Venezuela, in part due to declines and volatility in the price of oil, we remeasured our local currency-denominated balance sheet as of December 31, 2014 at the year-end floating SICAD II exchange rate of 50 bolivars per U.S. dollar as we believed this was the most accessible rate available in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $462 in the Consolidated Income Statement for the year ended December 31, 2014.
With the elimination of SICAD II in February 2015, we remeasured our local currency-denominated balance sheet during the first quarter of 2015 at the applicable floating SIMADI exchange rate as we believe this is the most accessible rate available to us in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $45 in the Consolidated Income Statement for the three months ended March 31, 2015, with $5 recorded in cost of products sold and $40 recorded in other (income) and expense, net. Remeasurement charges during the three months ended June 30, 2015 were not material. The SIMADI exchange rate at June 30, 2015 was 197 bolivars per U.S. dollar. At June 30, 2015, our net investment in K-C Venezuela was $105, and the bolivar-denominated net monetary asset position was not significant. Net sales of K-C Venezuela represented less than 1 percent and 3 percent of consolidated net sales for the six months ended June 30, 2015 and 2014, respectively.

New Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted as of one year prior to the current effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

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
The following charges were incurred in connection with the restructuring:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Cost of products sold	$7	$15
Marketing, research and general expenses	5	10
Provision for income taxes	(4)	(12)
Net charges	$8	$13
Through June 30, 2015, cumulative pre-tax charges for the restructuring were $158 ($108 after tax), including cumulative pre-tax cash charges of $125. Cash payments during the six months ended June 30, 2015 related to the restructuring were $49.

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
During the six months ended June 30, 2015 and for the full year 2014, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Company-owned life insurance ("COLI") assets and derivative assets and liabilities are measured on a recurring basis at fair value. COLI assets were $59 and $58 at June 30, 2015 and December 31, 2014, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The fair value of the COLI policies is considered a level 2 measurement and is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers. At June 30, 2015 and December 31, 2014, derivative assets were $93 and $54, respectively, and derivative liabilities were $63 and $116, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2015		December 31, 2014
Assets
Cash and cash equivalents(a)	1	$603	$603	$789	$789
Time deposits(b)	1	119	119	130	130
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	955	955	777	777
Long-term debt(d)	2	6,644	7,198	6,179	6,963
Redeemable preferred securities of subsidiaries(e)	3	72	72	72	72

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

(e)
The redeemable preferred securities of subsidiaries are not traded in active markets. For certain instruments, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. Additionally, the fair value of the remaining redeemable securities was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions.

Note 4. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Pension Benefits		Other Benefits
	Three Months Ended June 30
	2015	2014	2015	2014
Service cost	$9	$13	$2	$2
Interest cost	45	71	9	9
Expected return on plan assets	(55)	(84)	—	—
Recognized net actuarial loss	19	26	(1)	—
Settlements	1,320	—	—	—
Other	(2)	—	—	—
Net periodic benefit cost	$1,336	$26	$10	$11

	Pension Benefits		Other Benefits
	Six Months Ended June 30
	2015	2014	2015	2014
Service cost	$19	$24	$6	$6
Interest cost	109	139	17	18
Expected return on plan assets	(130)	(166)	—	—
Recognized net actuarial loss	48	50	(1)	—
Settlements	1,329	—	—	—
Other	(7)	5	—	—
Net periodic benefit cost	$1,368	$52	$22	$24

Effective January 2015, the U.S. pension plan was amended to include a lump-sum pension benefit payout option for certain plan participants. In addition, in April 2015, the U.S. pension plan completed the purchase of group annuity contracts that transferred to two insurance companies the pension benefit obligations totaling $2.5 billion for approximately 21,000 Kimberly-Clark retirees in the United States. As a result of these changes, we recognized pension settlement charges of $0.8 billion after tax ($1.3 billion pre-tax in other (income) and expense, net) during the six months ended June 30, 2015, mostly in the second quarter.
For the six months ended June 30, 2015, we made cash contributions of $435 to our pension trusts, of which $410 relates to the changes above. In total we expect to contribute $450 to $500 to our defined benefit pension plans for the full year 2015. For the six months ended June 30, 2014, we made cash contributions of $180 to our pension trusts.

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2015	2014	2015	2014
Basic	364.3	375.8	364.7	377.4
Dilutive effect of stock options	0.9	1.2	1.0	1.3
Dilutive effect of restricted share and restricted share unit awards	1.5	1.4	1.6	1.6
Diluted	366.7	378.4	367.3	380.3
There were no significant outstanding stock-based awards excluded from the computation of diluted EPS during the three and six month periods ended June 30, 2015 and 2014.
The number of common shares outstanding as of June 30, 2015 and 2014 was 364.3 million and 374.0 million, respectively.

Note 6. Stockholders' Equity
Set forth below is a reconciliation for the six months ended June 30, 2015 of the carrying amount of total stockholders' equity from the beginning of the period to the end of the period.

	Stockholders' Equity Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2014	$729	$270
Net Income	163	27
Other comprehensive income, net of tax
Unrealized translation	(310)	(6)
Employee postretirement benefits	860	1
Other	(5)	—
Stock-based awards exercised or vested	82	—
Recognition of stock-based compensation	51	—
Income tax benefits on stock-based compensation	24	—
Shares repurchased	(332)	—
Dividends declared	(642)	(19)
Other	(104)	(45)
Balance at June 30, 2015	$516	$228
During the six months ended June 30, 2015, we repurchased 2.8 million shares at a total cost of $300.
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
The change in net unrealized currency translation for the six months ended June 30, 2015 was primarily due to the strengthening of the U.S. dollar versus most foreign currencies, including the Brazilian real, Euro and Australian dollar.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans	Cash Flow Hedges and Other
Balance as of December 31, 2013	$(525)	$(1,668)		$(15)	$(34)
Other comprehensive income (loss) before reclassifications	155	(27)		20	(15)
(Income) loss reclassified from AOCI	—	33	(a)	—	4
Net current period other comprehensive income (loss)	155	6		20	(11)
Balance as of June 30, 2014	$(370)	$(1,662)		$5	$(45)

Balance as of December 31, 2014	$(1,335)	$(1,924)		$(37)	$(16)
Other comprehensive income (loss) before reclassifications	(310)	9		7	16
(Income) loss reclassified from AOCI	—	844	(a)	—	(21)
Net current period other comprehensive income (loss)	(310)	853		7	(5)
Other	(12)	—		—	1
Balance as of June 30, 2015	$(1,657)	$(1,071)		$(30)	$(20)

(a)	Included in computation of net periodic pension and postretirement benefits costs (see Note 4).
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
The purchase of additional ownership in an already controlled subsidiary is treated as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. The effect of the change in ownership interest is as follows:

Six Months Ended June 30, 2015
Net Income attributable to Kimberly-Clark Corporation	$163
Decrease in Kimberly-Clark Corporation's additional paid-in capital for acquisition	(94)
Change from net income attributable to Kimberly-Clark Corporation and transfers to noncontrolling interest	$69

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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At June 30, 2015, we had in place net investment hedges of $103 for a portion of our investment in our Mexican affiliate.
Set forth below is a summary of the total designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Foreign currency exchange contracts	$91	$54	$45	$102
Interest rate contracts	2	—	4	4
Commodity price contracts	—	—	14	10
Total	$93	$54	$63	$116
The derivative assets are included in the Consolidated Balance Sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At June 30, 2015, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $250. Fair value hedges resulted in no significant ineffectiveness in the six months ended June 30, 2015 and 2014. For the three and six month periods ended June 30, 2015 and 2014, gains or losses recognized in interest expense for interest rate swaps were not significant. For the six month periods ended June 30, 2015 and 2014, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of June 30, 2015, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2015 and future periods. As of June 30, 2015, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $830 and $200, respectively. Cash flow hedges resulted in no significant ineffectiveness for the six months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2015, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at June 30, 2015 is December 2017.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. Gains of $74 and $40 were recorded in the three month periods ended June 30, 2015 and 2014, respectively. Losses of $81 and gains of $53 were recorded in the six month periods ended June 30, 2015 and 2014, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At June 30, 2015, the notional amount of these undesignated derivative instruments was $2.5 billion.

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

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended June 30			Six Months Ended June 30
	2015	2014	Change	2015	2014	Change
NET SALES
Personal Care	$2,306	$2,442	-5.6%	$4,614	$4,824	-4.4%
Consumer Tissue	1,499	1,638	-8.5%	3,073	3,327	-7.6%
K-C Professional	822	858	-4.2%	1,617	1,658	-2.5%
Corporate & Other	16	15	N.M.	30	31	N.M.
TOTAL NET SALES	$4,643	$4,953	-6.3%	$9,334	$9,840	-5.1%

OPERATING PROFIT
Personal Care	$473	$453	+4.4%	$928	$910	+2.0%
Consumer Tissue	260	240	+8.3%	551	497	+10.9%
K-C Professional	145	153	-5.2%	279	288	-3.1%
Corporate & Other	(90)	(84)	N.M.	(160)	(164)	N.M.
Other (income) and expense, net(a)	1,332	(13)	N.M.	1,394	45	N.M.
TOTAL OPERATING PROFIT (LOSS)	$(544)	$775	N.M.	$204	$1,486	-86.3%
N.M. - Not Meaningful

(a)	Other (income) and expense, net includes pension settlement charges of $1,322 and $1,331 for the three and six months ended June 30, 2015, respectively. See Note 4 for additional information.

Note 9. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2015			December 31, 2014
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
At the lower of cost, determined on the FIFO or weighted-average cost methods, or market
Raw materials	$103	$314	$417	$104	$322	$426
Work-in-process	122	100	222	120	95	215
Finished goods	525	689	1,214	511	672	1,183
Supplies and other	—	287	287	—	288	288
	750	1,390	2,140	735	1,377	2,112
Excess of FIFO or weighted-average cost over LIFO cost	(192)	—	(192)	(220)	—	(220)
Total	$558	$1,390	$1,948	$515	$1,377	$1,892
The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2015	December 31, 2014
Land	$176	$177
Buildings	2,597	2,574
Machinery and equipment	13,448	13,437
Construction in progress	540	591
	16,761	16,779
Less accumulated depreciation	(9,510)	(9,420)
Total	$7,251	$7,359

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Second Quarter 2015 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook

Overview of Second Quarter 2015 Results

•	Net sales of $4.6 billion decreased 6 percent compared to the year-ago period, as changes in foreign currency exchange rates reduced net sales 10 percent.

•
Operating profit and net income (loss) attributable to Kimberly-Clark Corporation decreased $1,319 and $814, respectively, compared to the prior year. The decrease includes pension settlement charges of $813 after tax ($1,322 pre-tax in other (income) and expense, net) primarily related to the purchase of group annuity contracts that transferred to two insurance companies certain pension benefit obligations. See Note 4 to the Consolidated Financial Statements for additional information. Excluding the pension settlement charges, operating profit and net income attributable to Kimberly-Clark Corporation were essentially even with the year-ago period.

•	Diluted earnings per share were a loss of $0.83 versus income of $1.35 in the prior year. Excluding the pension settlement charges, diluted earnings per share for the second quarter 2015 were $1.39.

Results of Operations and Related Information
This section presents a discussion and analysis of our second quarter 2015 net sales, operating profit and other information relevant to an understanding of the results of operations.
We completed the spin-off of our health care business (Halyard Health, Inc.) on October 31, 2014. As a result, the health care business is presented as discontinued operations on the Consolidated Income Statement for all periods presented, and prior period Consolidated Income Statements and related disclosures have been recast accordingly. Segment results present net sales and operating profit by segment on a continuing operations basis.

Results By Business Segment

	Three Months Ended June 30			Six Months Ended June 30
	2015	2014	Change	2015	2014	Change
NET SALES
Personal Care	$2,306	$2,442	-5.6%	$4,614	$4,824	-4.4%
Consumer Tissue	1,499	1,638	-8.5%	3,073	3,327	-7.6%
K-C Professional	822	858	-4.2%	1,617	1,658	-2.5%
Corporate & Other	16	15	N.M.	30	31	N.M.
TOTAL NET SALES	$4,643	$4,953	-6.3%	$9,334	$9,840	-5.1%

OPERATING PROFIT
Personal Care	$473	$453	+4.4%	$928	$910	+2.0%
Consumer Tissue	260	240	+8.3%	551	497	+10.9%
K-C Professional	145	153	-5.2%	279	288	-3.1%
Corporate & Other	(90)	(84)	N.M.	(160)	(164)	N.M.
Other (income) and expense, net(a)	1,332	(13)	N.M.	1,394	45	N.M.
TOTAL OPERATING PROFIT (LOSS)	$(544)	$775	N.M.	$204	$1,486	-86.3%
N.M. - Not Meaningful
Results By Geography

	Three Months Ended June 30			Six Months Ended June 30
	2015	2014	Change	2015	2014	Change
NET SALES
North America	$2,359	$2,370	-0.5%	$4,719	$4,709	+0.2%
Outside North America	2,370	2,673	-11.3%	4,788	5,306	-9.8%
Intergeographic sales	(86)	(90)	N.M.	(173)	(175)	N.M.
TOTAL NET SALES	$4,643	$4,953	-6.3%	$9,334	$9,840	-5.1%

OPERATING PROFIT
North America	$532	$470	+13.2%	$1,060	$960	+10.4%
Outside North America	346	376	-8.0%	698	735	-5.0%
Corporate & Other	(90)	(84)	N.M.	(160)	(164)	N.M.
Other (income) and expense, net(a)	1,332	(13)	N.M.	1,394	45	N.M.
TOTAL OPERATING PROFIT (LOSS)	$(544)	$775	N.M.	$204	$1,486	-86.3%

(a)
Other (income) and expense, net includes pension settlement charges of $1,322 and $1,331 for the three and six months ended June 30, 2015, respectively. See Note 4 to the Consolidated Financial Statements for additional information.

Percentage Change 2015 Versus 2014

NET SALES		Changes Due To
Three Months Ended June 30	Total	Volume	Net Price	Mix/Other(a)	Currency
Personal Care	(5.6)	3	1	—	(10)
Consumer Tissue	(8.5)	3	(2)	—	(9)
K-C Professional	(4.2)	3	(1)	3	(9)
TOTAL CONSOLIDATED	(6.3)	3	—	1	(10)

Six Months Ended June 30
Personal Care	(4.4)	4	1	1	(10)
Consumer Tissue	(7.6)	2	(1)	—	(9)
K-C Professional	(2.5)	3	—	3	(8)
TOTAL CONSOLIDATED	(5.1)	3	—	1	(9)

(a)	Mix/Other includes rounding.

OPERATING PROFIT		Changes Due To
Three Months Ended June 30	Total	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)
Personal Care	4.4	5	5	6	13	(10)	(15)
Consumer Tissue	8.3	6	(10)	3	16	(7)	—
K-C Professional	(5.2)	5	(5)	5	5	(13)	(2)
TOTAL CONSOLIDATED	N.M.	6	(1)	5	14	(11)	N.M.

Six Months Ended June 30
Personal Care	2.0	6	7	3	12	(9)	(17)
Consumer Tissue	10.9	6	(8)	3	15	(8)	3
K-C Professional	(3.1)	6	(3)	4	4	(12)	(2)
TOTAL CONSOLIDATED	(86.3)	7	1	4	13	(11)	(100)

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)
Other includes the impact of changes in marketing, research and general expenses and manufacturing costs not separately listed in the table. In addition, Other includes the impact of charges recorded in Corporate & Other and other (income) and expense, net, including pension settlement charges of $1.3 billion during the three and six months ended June 30, 2015.

N.M. - Not Meaningful

Commentary - Second Quarter of 2015 Compared to Second Quarter of 2014
Consolidated
Net sales of $4.6 billion in the second quarter of 2015 were down 6 percent compared to the year-ago period. Changes in foreign currency exchange rates reduced net sales 10 percent as a result of the weakening of most currencies relative to the U.S. dollar. Sales volumes increased 3 percent and product mix/other was favorable by 1 percent.
Second quarter operating profit was a loss of $544 in 2015 and profit of $775 in 2014. Results in 2015 include $1,322 of charges for pension settlements and $12 of 2014 Organization Restructuring costs. The year-over-year operating profit comparison benefited from sales volume growth and improved product mix, $105 in cost savings from the company's FORCE (Focused On Reducing Costs Everywhere) program and $20 of savings from the 2014 Organization Restructuring. Input costs decreased $40 overall, including $35 of lower costs for raw materials other than fiber and $5 of lower energy costs. Translation effects due to changes in foreign currency exchange rates lowered operating profit by $80 and transaction effects also negatively impacted comparisons. The currency impacts were most significant in Latin America and Eastern Europe.

Other (income) and expense, net was expense of $1,332 in 2015 and income of $13 in 2014. Results in 2015 were driven by pension settlement charges and foreign currency transaction losses, while prior-period results benefited from a gain on an asset sale.
The second quarter 2015 loss before income taxes and equity interests of $613 and the overall tax benefit of $281 include pension settlement charges of $1,322 and a corresponding tax benefit of $509. Excluding the impact of the pension settlement charges, pre-tax earnings and the provision for income taxes were $709 and $228, respectively, resulting in an effective tax rate of 32.2 percent. The second quarter 2014 effective tax rate was 31.8 percent.
Kimberly-Clark's share of net income of equity companies in the second quarter of 2015 was $39, even with the year-ago period. At Kimberly-Clark de Mexico, S.A.B. de C.V., results benefited from sales volume growth and higher net selling prices, lower input costs and cost savings, but were negatively impacted by a weaker Mexican peso. Second quarter net income attributable to noncontrolling interests was $12 in 2015 and $21 in 2014. The change was driven by the redemption of $0.5 billion of preferred securities in December 2014.
Personal Care Segment
Second quarter net sales of $2.3 billion decreased 6 percent. Currency rates were unfavorable by more than 10 percent. Volumes increased 3 percent and net selling prices and product mix each improved 1 percent. Second quarter operating profit of $473 increased 4 percent. The comparison benefited from sales volume growth and higher net selling prices, cost savings and lower input costs, partially offset by unfavorable effects from changes in currency rates.
Net sales in North America decreased 2 percent. Currency was unfavorable 1 percent and the combined impact of changes in net selling prices and product mix reduced net sales 1 percent. Huggies baby wipes volumes rose double digits, including benefits from innovation and market share gains. Volumes in adult care, child care and Huggies diapers were all down slightly. Feminine care volumes were down high-single digits compared to mid-single digit growth in the year-ago period, with market shares down slightly.
Net sales in developing and emerging markets decreased 7 percent, including a 20 percent negative impact from changes in currency rates. Volumes increased 7 percent, net selling prices improved 5 percent and product mix advanced 1 percent. The volume growth included gains in China and most of Latin America, led by Argentina, Brazil and Peru. The higher net selling prices were driven by increases in Eastern Europe and Latin America in response to weaker currency rates.
Net sales in developed markets outside North America (Australia, South Korea and Western/Central Europe) decreased 12 percent. Currency rates were unfavorable by 11 percent and net selling prices and volumes were both down slightly.
Consumer Tissue Segment
Second quarter net sales of $1.5 billion decreased 8 percent. Currency rates were unfavorable by 9 percent and net selling prices were down 2 percent, while volumes were up 3 percent. Second quarter operating profit of $260 increased 8 percent. The comparison benefited from cost savings, lower manufacturing-related costs and reduced marketing, research and general expenses, partially offset by unfavorable currencies and lower net selling prices.
Net sales in North America were even with the year-ago period. Volumes increased 5 percent. Net selling prices were off 4 percent, including the impact of increased promotion activity, and product mix was unfavorable 1 percent. Volumes rose high-single digits in bathroom tissue, with benefits from increased promotion shipments on Cottonelle. Volumes increased low-single digits in facial tissue and paper towels.
Net sales in developing and emerging markets decreased 20 percent, including a 23 point negative impact from currency rates. Net selling prices increased 2 percent and volumes advanced 1 percent.
Net sales in developed markets outside North America decreased 13 percent, driven by unfavorable currency rates.
K-C Professional ("KCP") Segment
Second quarter net sales of $0.8 billion decreased 4 percent. Changes in currency rates reduced net sales 9 percent and net selling prices were down 1 percent. Volumes rose 3 percent and product mix/other was favorable by 3 percent, including sales of nonwovens to Halyard Health, Inc. in conjunction with a near-term supply agreement. Second quarter operating profit of $145 decreased 5 percent. The comparison was negatively impacted by unfavorable currency effects, partially offset by benefits from higher volumes, cost savings and lower input costs.

Net sales in North America increased 1 percent. Volumes rose 3 percent. The combined impact of changes in net selling prices and product mix reduced sales 1 percent and currency was unfavorable 1 percent. Volumes were up mid-single digits in wipers and safety products and low-single digits in washroom products.
Net sales in developing and emerging markets decreased 13 percent, including a 21 point negative impact from currency rates. Volumes rose 4 percent, net selling prices improved 3 percent and product mix advanced 1 percent. The volume growth was driven by increases in Latin America and Asia.
Net sales in developed markets outside North America were down 16 percent. Changes in currency rates reduced net sales 15 percent. Net selling prices were off 3 percent, mostly in Western/Central Europe, while overall volumes increased 2 percent.

First Six Months of 2015 Compared to First Six Months of 2014
For the first six months of 2015, net sales of $9.3 billion decreased 5 percent compared to the year-ago period, as changes in foreign currency exchange rates reduced net sales 9 percent. Sales volumes increased 3 percent and product mix/other was favorable by 1 percent.
Year-to-date operating profit was $204 in 2015 versus $1,486 in 2014. Results in 2015 include $1,331 of charges for pension settlements, $25 of 2014 Organization Restructuring costs and a charge of $45 related to the remeasurement of the Venezuelan balance sheet. Results in 2014 include $12 of restructuring costs for European strategic changes and a charge of $39 related to a regulatory dispute in the Middle East. Operating profit comparisons benefited from sales volume growth, FORCE cost savings of $195 and $30 of savings from the 2014 Organization Restructuring. In addition, input costs overall were $55 lower. Translation effects due to changes in foreign currency exchange rates lowered operating profit by $160 and transaction effects also negatively impacted the operating profit comparisons.
Other (income) and expense, net was expense of $1,394 in 2015 and $45 in 2014. Results in 2015 were driven by pension settlement charges, while prior-period results were driven by a charge related to the regulatory dispute in the Middle East.
Through six months, diluted earnings per share were $0.44 in 2015 compared to diluted earnings per share from continuing operations of $2.58 in 2014. Excluding the pension settlement charges, earnings per share in 2015 were $2.67. The 9 cent increase was driven by higher operating profit and a lower share count, partially offset by a higher effective tax rate.
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
The restructuring is expected to be completed by the end of 2016, with total costs, primarily severance, anticipated to be $130 to $160 after tax ($190 to $230 pre-tax). Cash costs are projected to be approximately 80 percent of the total charges. Cumulative pre-tax savings from the restructuring are expected to be $120 to $140 by the end of 2017, and were $35 through June 30, 2015. The restructuring is expected to impact all of our business segments and our organizations in all major geographies.
Charges of $8 after tax ($12 pre-tax) and $13 after tax ($25 pre-tax) were recognized during the three and six months ended June 30, 2015, respectively, for the restructuring.
Defined Benefit Pension Plan Changes
Effective January 2015, the U.S. pension plan was amended to include a lump-sum pension benefit payout option for certain plan participants. In addition, in April 2015, the U.S. pension plan completed the purchase of group annuity contracts that transferred to two insurance companies the pension benefit obligations totaling $2.5 billion for approximately 21,000 Kimberly-Clark retirees in the United States. As a result of these changes, we recognized pension settlement charges of $0.8 billion after tax ($1.3 billion pre-tax in other (income) and expense, net) during the six months ended June 30, 2015, mostly in the second quarter.
For the six months ended June 30, 2015, we made cash contributions of $435 to our pension trusts, of which $410 relates to the changes above. In total we expect to contribute $450 to $500 to our defined benefit pension plans for the full year 2015. For the six months ended June 30, 2014, we made cash contributions of $180 to our pension trusts.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $0.8 billion for the first six months of 2015, compared to $1.3 billion in the prior year. The comparison was affected by the higher pension contributions, increased operating working capital and the spin-off of the health care business in the fourth quarter of 2014.
Investing
During the first six months of 2015, our capital spending was $527 compared to $439 in the prior year. We anticipate that full-year 2015 capital spending will be $950 to $1,050.
Financing
On February 27, 2015, we issued $250 aggregate principal amount of 1.85% notes due March 1, 2020 and $250 aggregate principal amount of 2.65% notes due March 1, 2025. Proceeds from the offering were used for general corporate purposes, including pension contribution payments.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $955 as of June 30, 2015 (included in debt payable within one year on the Consolidated Balance Sheet). The average month-end balance of short-term debt for the second quarter of 2015 was $1,121. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At June 30, 2015, total debt was $7.6 billion compared to $7.0 billion at December 31, 2014.
We maintain a $2.0 billion revolving credit facility which expires in 2019. This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first six months of 2015, we repurchased 2.8 million shares of our common stock at a cost of $300 through a broker in the open market. In addition, we acquired the remaining interest in our subsidiary in Israel for $151. We are targeting full-year 2015 share repurchases of $700 to $900, subject to market conditions.
We account for our operations in Venezuela using highly inflationary accounting. We have historically measured results in Venezuela at the rate in which we transact our business, which was 6.3 bolivars per U.S. dollar until December 31, 2014. Given the level of uncertainty and lack of liquidity in Venezuela, in part due to declines and volatility in the price of oil, we remeasured our local currency-denominated balance sheet as of December 31, 2014 at the year-end floating SICAD II exchange rate of 50 bolivars per U.S. dollar, as we believed this was the most accessible rate available in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $462 in the Consolidated Income Statement for the year ended December 31, 2014.
On February 10, 2015, the Venezuelan government announced the addition of a new foreign currency exchange system referred to as the Marginal Currency System, or SIMADI, along with the elimination of the SICAD II system. With the elimination of SICAD II in February 2015, we remeasured our local currency-denominated balance sheet during the first quarter of 2015 at the applicable floating SIMADI exchange rate as we believe this is the most accessible rate available to us in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $45 in the Consolidated Income Statement for the three months ended March 31, 2015. Remeasurement charges during the three months ended June 30, 2015 were not material. The SIMADI exchange rate at June 30, 2015 was 197 bolivars per U.S. dollar. At June 30, 2015, our net investment in K-C Venezuela was $105, and the bolivar-denominated net monetary asset position was not significant. Net sales of K-C Venezuela represented less than 1 percent and 3 percent of consolidated net sales for the six months ended June 30, 2015 and 2014, respectively.
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

•
We expect net sales to be negatively impacted by unfavorable foreign currency exchange rates at the high end of the previously provided 9 to 10 percent range, including an approximate 3 percent impact from exchange rate changes in Venezuela. We also expect unfavorable foreign currency translation effects to negatively impact operating profit growth at the high end of the previously communicated 10 to 11 percent range, including an approximate 4 percent decrease from exchange rate changes in Venezuela. Currency transaction effects are also anticipated to negatively impact operating profit.

•	We anticipate commodity cost deflation of $100 to $200.

•	We plan to achieve cost savings of at least $350 from our FORCE program, and $60 to $80 from the 2014 Organization Restructuring.

•	We anticipate that advertising spending will increase somewhat as a percentage of net sales to support targeted growth initiatives, brand building and innovation activities.

•	Our share of net income from equity companies is expected to be down somewhat due to lower earnings at Kimberly-Clark de Mexico, S.A.B. de C.V., driven by a weaker Mexican peso.

•	We anticipate capital spending to be in a $950 to $1,050 range and share repurchases to total $700 to $900, subject to market conditions.

•	We expect to contribute $450 to $500 to our defined benefit pension plans for the full year 2015.

•	We increased our quarterly dividend 4.8 percent effective April 2015.

•	Charges related to the 2014 Organization Restructuring are expected to be $30 to $50 after tax.
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
As of June 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the second quarter of 2015 were made through a broker in the open market.
The following table contains information for shares repurchased during the second quarter of 2015. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2015)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
April 1 to April 30	517,300	$108.23	49,027,811	40,972,189
May 1 to May 31	188,000	110.69	49,215,811	40,784,189
June 1 to June 30	216,000	107.43	49,431,811	40,568,189
Total	921,300

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
Exhibit No. (101).CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).DEF XBRL Taxonomy Extension Definition Linkbase Document
Exhibit No. (101).LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE XBRL Taxonomy Extension Presentation Linkbase Document

*
Confidential treatment has been requested for portions of this agreement. This exhibit replaces and supersedes in its entirety the agreement filed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and has been filed to include a list of schedules and exhibits omitted pursuant to Rule 602(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit has been furnished supplementally to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Maria G. Henry
Maria G. Henry
Senior Vice President and
Chief Financial Officer
(principal financial officer)

By:	/s/ Michael T. Azbell
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
July 23, 2015

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

*
Confidential treatment has been requested for portions of this agreement. This exhibit replaces and supersedes in its entirety the agreement filed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and has been filed to include a list of schedules and exhibits omitted pursuant to Rule 602(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit has been furnished supplementally to the Securities and Exchange Commission