Form 10-Q
period 2015-09-30
KIMBERLY CLARK CORP
filed 2015-10-21
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 14, 2015, there were 362,994,411 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2015	2014	2015	2014
Net Sales	$4,718	$5,056	$14,052	$14,896
Cost of products sold	3,036	3,291	9,054	9,766
Gross Profit	1,682	1,765	4,998	5,130
Marketing, research and general expenses	868	904	2,586	2,738
Other (income) and expense, net	35	(16)	1,429	29
Operating Profit	779	877	983	2,363
Interest income	4	5	12	13
Interest expense	(74)	(72)	(219)	(215)
Income From Continuing Operations Before Income Taxes and Equity Interests	709	810	776	2,161
Provision for income taxes	(217)	(260)	(166)	(681)
Income From Continuing Operations Before Equity Interests	492	550	610	1,480
Share of net income of equity companies	37	31	112	113
Income From Continuing Operations	529	581	722	1,593
Income from discontinued operations, net of income taxes	—	1	—	65
Net Income	529	582	722	1,658
Net income attributable to noncontrolling interests in continuing operations	(12)	(20)	(42)	(49)
Net Income Attributable to Kimberly-Clark Corporation	$517	$562	$680	$1,609

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic
Continuing operations	$1.42	$1.50	$1.87	$4.11
Discontinued operations	—	—	—	0.17
Rounding	—	0.01	—	—
Net income	$1.42	$1.51	$1.87	$4.28

Diluted
Continuing operations	$1.41	$1.49	$1.85	$4.08
Discontinued operations	—	—	—	0.17
Rounding	—	0.01	—	—
Net income	$1.41	$1.50	$1.85	$4.25

Cash Dividends Declared	$0.88	$0.84	$2.64	$2.52
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2015	2014	2015	2014
Net Income	$529	$582	$722	$1,658
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(531)	(529)	(847)	(366)
Employee postretirement benefits	(43)	46	818	72
Other	10	30	5	19
Total Other Comprehensive Income (Loss), Net of Tax	(564)	(453)	(24)	(275)
Comprehensive Income (Loss)	(35)	129	698	1,383
Comprehensive (income) loss attributable to noncontrolling interests	4	(8)	(21)	(45)
Comprehensive Income (Loss) Attributable to Kimberly-Clark Corporation	$(31)	$121	$677	$1,338
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2015 Data is Unaudited)

(Millions of dollars)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$643	$789
Accounts receivable, net	2,284	2,223
Inventories	1,883	1,892
Other current assets	632	655
Total Current Assets	5,442	5,559
Property, Plant and Equipment, Net	7,066	7,359
Investments in Equity Companies	279	257
Goodwill	1,435	1,628
Other Assets	706	723
TOTAL ASSETS	$14,928	$15,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,460	$1,326
Trade accounts payable	2,518	2,616
Accrued expenses	1,903	1,974
Dividends payable	320	310
Total Current Liabilities	6,201	6,226
Long-Term Debt	6,125	5,630
Noncurrent Employee Benefits	1,312	1,693
Deferred Income Taxes	626	587
Other Liabilities	316	319
Redeemable Preferred Securities of Subsidiaries	72	72
Stockholders' Equity
Kimberly-Clark Corporation	54	729
Noncontrolling Interests	222	270
Total Stockholders' Equity	276	999
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,928	$15,526
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2015	2014
Operating Activities
Net income	$722	$1,658
Depreciation and amortization	565	655
Asset impairments	20	42
Stock-based compensation	68	51
Deferred income taxes	(378)	57
Equity companies' earnings (in excess of) less than dividends paid	(38)	(27)
(Increase) decrease in operating working capital	(316)	(63)
Postretirement benefits	941	(119)
Charge for Venezuelan balance sheet remeasurement	45	—
Other	12	1
Cash Provided by Operations	1,641	2,255
Investing Activities
Capital spending	(798)	(730)
Proceeds from sales of investments	—	96
Investments in time deposits	(100)	(123)
Maturities of time deposits	100	191
Other	(25)	41
Cash Used for Investing	(823)	(525)
Financing Activities
Cash dividends paid	(952)	(942)
Change in short-term debt	(109)	153
Debt proceeds	1,097	621
Debt repayments	(349)	(109)
Proceeds from exercise of stock options	102	98
Acquisitions of common stock for the treasury	(503)	(1,122)
Shares purchased from noncontrolling interest	(151)	—
Other	6	(22)
Cash Used for Financing	(859)	(1,323)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(105)	(30)
Increase (Decrease) in Cash and Cash Equivalents	(146)	377
Cash and Cash Equivalents - Beginning of Year	789	1,054
Cash and Cash Equivalents - End of Period	$643	$1,431
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

We completed the spin-off of our health care business on October 31, 2014. As a result, the health care business is presented as discontinued operations on the Consolidated Income Statement for all periods presented, and prior period Consolidated Income Statements and related disclosures have been recast accordingly. Segment results present net sales and operating profit by segment on a continuing operations basis. Other comprehensive income and cash flows of the health care business are included within our Consolidated Statement of Comprehensive Income and Consolidated Cash Flow Statement, respectively, for the three and nine months ended September 30, 2014, as applicable.
For further information, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form  10-K for the year ended December 31, 2014. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Annual Goodwill Impairment Assessment
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is not amortized, but rather is assessed for impairment annually and whenever events and circumstances indicate that impairment may have occurred.  Impairment testing compares the reporting unit carrying amount of goodwill with its fair value.  If the reporting unit carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded.  In our evaluation of goodwill impairment, we have the option to first assess qualitative factors such as macroeconomic, industry and competitive conditions, legal and regulatory environment, historical and projected financial performance, significant changes in the reporting unit and the magnitude of excess fair value over carrying amount from the previous quantitative impairment testing.  If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test using discounted cash flows to estimate fair value must be performed.  On the other hand, if the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then further quantitative testing is not required.  For 2015, we have completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and have determined that it is more likely than not that the fair value is more than the carrying amount for each of our reporting units.
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
We have historically measured results in Venezuela at the rate in which we transact our business. We have qualified for access to the official exchange rate because we manufacture and sell price-controlled products. Since March 2013, exchange transactions have taken place through letters of credit which resulted in an effective exchange rate of 6.3 bolivars per U.S. dollar and through approved transactions using the regulated currency exchange system, which were also at a 6.3 exchange rate. To date, we have not been invited to participate in SICAD, and currency exchanges obtained using the SIMADI system have been minimal. The SIMADI exchange rate at September 30, 2015 was 199 bolivars per U.S. dollar.
We continued to measure results at the 6.3 rate through December 31, 2014, however, given the level of uncertainty and lack of liquidity in Venezuela, we remeasured our local currency-denominated balance sheet as of December 31, 2014 at the year-end floating SICAD II exchange rate of 50 bolivars per U.S. dollar as we believed this was the most accessible rate available in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $462 in the Consolidated Income Statement for the year ended December 31, 2014.
With the elimination of SICAD II in February 2015, we remeasured our local currency-denominated balance sheet during the first quarter of 2015 at the applicable floating SIMADI exchange rate as we believe this is the most accessible rate available to us in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $45 in the Consolidated Income Statement for the three months ended March 31, 2015, with $5 recorded in cost of products sold and $40 recorded in other (income) and expense, net. Remeasurement charges since March 31, 2015 have not been significant.
We continue to manufacture and sell products in Venezuela, as well as import raw materials and finished goods to the extent we are able to obtain foreign exchange transactions. Approval for exchange transactions using the regulated currency exchange system for raw materials have slowed in the current year, which has continued to result in curtailment of production at various times through September 30, 2015. We have also been unable to obtain approval for recent requests for price increases for our regulated products. At September 30, 2015, our net investment in K-C Venezuela was approximately $100, and the bolivar-denominated net monetary asset position was not significant. Net sales of K-C Venezuela represented less than 1 percent and 3 percent of consolidated net sales for the nine months ended September 30, 2015 and 2014, respectively.
New Accounting Standards
In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory.  This ASU changes the measurement principle for inventories valued under the First-In, First-Out ("FIFO") or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This ASU does not change the measurement principles for inventories valued under the Last-In, First-Out ("LIFO") method.  We adopted this ASU on September 30, 2015.  The adoption of this ASU did not have a material effect on our Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted as of one year prior to the current effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

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
The following charges were incurred in connection with the restructuring:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Cost of products sold	$4	$19
Marketing, research and general expenses	7	17
Provision for income taxes	(4)	(16)
Net charges	$7	$20
Through September 30, 2015, cumulative pre-tax charges for the restructuring were $169 ($115 after tax), including cumulative pre-tax cash charges of $135. Cash payments during the nine months ended September 30, 2015 related to the restructuring were $65.

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
During the nine months ended September 30, 2015 and for the full year 2014, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Company-owned life insurance ("COLI") assets and derivative assets and liabilities are measured on a recurring basis at fair value. COLI assets were $55 and $58 at September 30, 2015 and December 31, 2014, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The fair value of the COLI policies is considered a level 2 measurement and is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers. At September 30, 2015 and December 31, 2014, derivative assets were $76 and $54, respectively, and derivative liabilities were $83 and $116, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		September 30, 2015		December 31, 2014
Assets
Cash and cash equivalents(a)	1	$643	$643	$789	$789
Time deposits and other(b)	1	150	150	130	130
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	659	659	777	777
Long-term debt(d)	2	6,926	7,540	6,179	6,963
Redeemable preferred securities of subsidiaries(e)	3	72	72	72	72

(a)
Cash equivalents are composed of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.

(b)
Time deposits are composed of deposits with original maturities of more than 90 days but less than one year and instruments with original maturities of greater than one year, included in other current assets or other assets in the Consolidated Balance Sheet, as appropriate. Other, included in other current assets, is composed of funds held in escrow. Time deposits and other are recorded at cost, which approximates fair value.

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

Note 4. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Pension Benefits		Other Benefits
	Three Months Ended September 30
	2015	2014	2015	2014
Service cost	$10	$12	$3	$3
Interest cost	39	70	8	9
Expected return on plan assets	(43)	(83)	—	—
Recognized net actuarial loss	13	25	—	—
Settlements	19	—	—	—
Other	(2)	1	—	—
Net periodic benefit cost	$36	$25	$11	$12

	Pension Benefits		Other Benefits
	Nine Months Ended September 30
	2015	2014	2015	2014
Service cost	$29	$36	$9	$9
Interest cost	148	209	25	27
Expected return on plan assets	(173)	(249)	—	—
Recognized net actuarial loss	61	75	(1)	—
Settlements	1,348	—	—	—
Other	(9)	6	—	—
Net periodic benefit cost	$1,404	$77	$33	$36

Effective January 2015, the U.S. pension plan was amended to include a lump-sum pension benefit payout option for certain plan participants. In addition, in April 2015, the U.S. pension plan completed the purchase of group annuity contracts that transferred to two insurance companies the pension benefit obligations totaling $2.5 billion for approximately 21,000 Kimberly-Clark retirees in the United States. As a result of these changes, we recognized charges related to pension settlements of $0.8 billion after tax ($1.4 billion pre-tax in other (income) and expense, net) during the nine months ended September 30, 2015, mostly in the second quarter.
For the nine months ended September 30, 2015, we made cash contributions of $437 to our pension trusts, of which $410 relates to the changes above. In total we expect to contribute $440 to $500 to our defined benefit pension plans for the full year 2015. For the nine months ended September 30, 2014, we made cash contributions of $180 to our pension trusts.

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2015	2014	2015	2014
Basic	363.9	373.3	364.5	376.0
Dilutive effect of stock options	0.9	1.1	0.9	1.2
Dilutive effect of restricted share and restricted share unit awards	1.4	1.5	1.5	1.6
Diluted	366.2	375.9	366.9	378.8
There were no significant outstanding stock-based awards excluded from the computation of diluted EPS during the three and nine month periods ended September 30, 2015 and 2014.
The number of common shares outstanding as of September 30, 2015 and 2014 was 363.3 million and 372.5 million, respectively.

Note 6. Stockholders' Equity
Set forth below is a reconciliation for the nine months ended September 30, 2015 of the carrying amount of total stockholders' equity from the beginning of the period to the end of the period.

	Stockholders' Equity Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2014	$729	$270
Net Income	680	38
Other comprehensive income, net of tax
Unrealized translation	(825)	(22)
Employee postretirement benefits	817	1
Other	5	—
Stock-based awards exercised or vested	101	—
Recognition of stock-based compensation	68	—
Income tax benefits on stock-based compensation	26	—
Shares repurchased	(483)	—
Dividends declared	(962)	(19)
Other	(102)	(46)
Balance at September 30, 2015	$54	$222
During the nine months ended September 30, 2015, we repurchased 4.1 million shares at a total cost of $450.
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
The change in net unrealized currency translation for the nine months ended September 30, 2015 was primarily due to the strengthening of the U.S. dollar versus most foreign currencies, including the Brazilian real, Australian dollar, South Korean won, Colombian peso, Canadian dollar and the euro.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2013	$(525)	$(1,668)		$(15)		$(34)
Other comprehensive income (loss) before reclassifications	(362)	(2)		24		17
(Income) loss reclassified from AOCI	—	49	(a)	1	(a)	2
Net current period other comprehensive income (loss)	(362)	47		25		19
Balance as of September 30, 2014	$(887)	$(1,621)		$10		$(15)

Balance as of December 31, 2014	$(1,335)	$(1,924)		$(37)		$(16)
Other comprehensive income (loss) before reclassifications	(825)	(56)		10		44
(Income) loss reclassified from AOCI	—	864	(a)	(1)	(a)	(39)
Net current period other comprehensive income (loss)	(825)	808		9		5
Other	(12)	—		—		1
Balance as of September 30, 2015	$(2,172)	$(1,116)		$(28)		$(10)

(a)	Included in computation of net periodic pension and postretirement benefits costs (see Note 4).

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
The purchase of additional ownership in an already controlled subsidiary is treated as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. The effect of the change in ownership interest is as follows:

Nine Months Ended September 30, 2015
Net Income attributable to Kimberly-Clark Corporation	$680
Decrease in Kimberly-Clark Corporation's additional paid-in capital for acquisition	(94)
Change from net income attributable to Kimberly-Clark Corporation and transfers to noncontrolling interest	$586

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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At September 30, 2015, we had in place net investment hedges of $68 for a portion of our investment in our Mexican affiliate.
Set forth below is a summary of the total designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Foreign currency exchange contracts	$69	$54	$68	$102
Interest rate contracts	7	—	—	4
Commodity price contracts	—	—	15	10
Total	$76	$54	$83	$116
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

At September 30, 2015, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $500. Fair value hedges resulted in no significant ineffectiveness in the nine months ended September 30, 2015 and 2014. For the three and nine month periods ended September 30, 2015 and 2014, gains or losses recognized in interest expense for interest rate swaps were not significant. For the nine month periods ended September 30, 2015 and 2014, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of September 30, 2015, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2015 and future periods. As of September 30, 2015, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $820, and there were no outstanding interest rate derivative contracts designated as cash flow hedges. Cash flow hedges resulted in no significant ineffectiveness for the nine months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2015, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at September 30, 2015 is December 2018.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. Losses of $77 and $130 were recorded in the three month periods ended September 30, 2015 and 2014, respectively. Losses of $158 and $77 were recorded in the nine month periods ended September 30, 2015 and 2014, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At September 30, 2015, the notional amount of these undesignated derivative instruments was $2.7 billion.

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

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2015	2014	Change	2015	2014	Change
NET SALES
Personal Care	$2,357	$2,475	-4.8%	$6,971	$7,299	-4.5%
Consumer Tissue	1,528	1,697	-10.0%	4,601	5,024	-8.4%
K-C Professional	826	873	-5.4%	2,443	2,531	-3.5%
Corporate & Other	7	11	N.M.	37	42	N.M.
TOTAL NET SALES	$4,718	$5,056	-6.7%	$14,052	$14,896	-5.7%

OPERATING PROFIT
Personal Care	$484	$483	+0.2%	$1,412	$1,393	+1.4%
Consumer Tissue	260	285	-8.8%	811	782	+3.7%
K-C Professional	154	165	-6.7%	433	453	-4.4%
Corporate & Other	(84)	(72)	N.M.	(244)	(236)	N.M.
Other (income) and expense, net(a)	35	(16)	N.M.	1,429	29	N.M.
TOTAL OPERATING PROFIT	$779	$877	-11.2%	$983	$2,363	-58.4%
N.M. - Not Meaningful

(a)
Other (income) and expense, net includes charges related to pension settlements of $19 and $1,350 for the three and nine months ended September 30, 2015, respectively, and a charge related to the remeasurement of the Venezuelan balance sheet of $40 for the nine months ended September 30, 2015. In addition, other (income) and expense, net includes a $39 charge related to a regulatory dispute in the Middle East for the nine months ended September 30, 2014.

Note 9. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2015			December 31, 2014
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$103	$299	$402	$104	$322	$426
Work-in-process	119	99	218	120	95	215
Finished goods	488	681	1,169	511	672	1,183
Supplies and other	—	278	278	—	288	288
	710	1,357	2,067	735	1,377	2,112
Excess of FIFO or weighted-average cost over LIFO cost	(184)	—	(184)	(220)	—	(220)
Total	$526	$1,357	$1,883	$515	$1,377	$1,892
Inventories are valued at the lower of cost and net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2015	December 31, 2014
Land	$166	$177
Buildings	2,535	2,574
Machinery and equipment	13,280	13,437
Construction in progress	494	591
	16,475	16,779
Less accumulated depreciation	(9,409)	(9,420)
Total	$7,066	$7,359

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Third Quarter 2015 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook

Overview of Third Quarter 2015 Results

•
Net sales of $4.7 billion decreased 7 percent compared to the year-ago period, as changes in foreign currency exchange rates reduced net sales 12 percent. Sales volumes increased approximately 5 percent and product mix/other was slightly favorable.

•
Operating profit of $779 and net income attributable to Kimberly-Clark Corporation of $517 decreased $98 and $45, respectively, compared to the prior year. The decreases were driven by negative effects of changes in foreign currency exchange rates, partially offset by cost savings and the impact of increased sales volumes.

•	Diluted earnings per share of $1.41 in 2015 declined versus the prior year due to lower earnings as noted above, partially offset by a lower share count.

Results of Operations and Related Information
This section presents a discussion and analysis of our third quarter 2015 net sales, operating profit and other information relevant to an understanding of the results of operations.
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

Results By Business Segment

	Three Months Ended September 30			Nine Months Ended September 30
	2015	2014	Change	2015	2014	Change
NET SALES
Personal Care	$2,357	$2,475	-4.8%	$6,971	$7,299	-4.5%
Consumer Tissue	1,528	1,697	-10.0%	4,601	5,024	-8.4%
K-C Professional	826	873	-5.4%	2,443	2,531	-3.5%
Corporate & Other	7	11	N.M.	37	42	N.M.
TOTAL NET SALES	$4,718	$5,056	-6.7%	$14,052	$14,896	-5.7%

OPERATING PROFIT
Personal Care	$484	$483	+0.2%	$1,412	$1,393	+1.4%
Consumer Tissue	260	285	-8.8%	811	782	+3.7%
K-C Professional	154	165	-6.7%	433	453	-4.4%
Corporate & Other(a)	(84)	(72)	N.M.	(244)	(236)	N.M.
Other (income) and expense, net(b)	35	(16)	N.M.	1,429	29	N.M.
TOTAL OPERATING PROFIT	$779	$877	-11.2%	$983	$2,363	-58.4%

Results By Geography

	Three Months Ended September 30			Nine Months Ended September 30
	2015	2014	Change	2015	2014	Change
NET SALES
North America	$2,462	$2,383	+3.3%	$7,181	$7,092	+1.3%
Outside North America	2,344	2,762	-15.1%	7,132	8,068	-11.6%
Intergeographic sales	(88)	(89)	N.M.	(261)	(264)	N.M.
TOTAL NET SALES	$4,718	$5,056	-6.7%	$14,052	$14,896	-5.7%

OPERATING PROFIT
North America	$555	$544	+2.0%	$1,615	$1,504	+7.4%
Outside North America	343	389	-11.8%	1,041	1,124	-7.4%
Corporate & Other(a)	(84)	(72)	N.M.	(244)	(236)	N.M.
Other (income) and expense, net(b)	35	(16)	N.M.	1,429	29	N.M.
TOTAL OPERATING PROFIT	$779	$877	-11.2%	$983	$2,363	-58.4%
N.M. - Not Meaningful

(a)
Corporate & Other includes charges related to the 2014 Organization Restructuring of $11 and $36 for the three and nine months ended September 30, 2015, respectively, and a charge related to the remeasurement of the Venezuelan balance sheet of $5 for the nine months ended September 30, 2015. Corporate & Other also includes charges of $17 for restructuring in Turkey for the three and nine months ended September 30, 2015. In addition, Corporate & Other includes charges related to the European strategic changes of $1 and $13 for the three and nine months ended September 30, 2014, respectively.

(b)
Other (income) and expense, net includes charges related to pension settlements of $19 and $1,350 for the three and nine months ended September 30, 2015, respectively, and a charge related to the remeasurement of the Venezuelan balance sheet of $40 for the nine months ended September 30, 2015. In addition, other (income) and expense, net includes a $39 charge related to a regulatory dispute in the Middle East for the nine months ended September 30, 2014.

Percentage Change 2015 Versus 2014

NET SALES		Changes Due To
Three Months Ended September 30	Total	Volume	Net Price	Mix/Other(a)	Currency
Personal Care	(4.8)	7	—	1	(13)
Consumer Tissue	(10.0)	2	(1)	—	(11)
K-C Professional	(5.4)	2	—	3	(10)
TOTAL CONSOLIDATED	(6.7)	5	—	—	(12)

Nine Months Ended September 30
Personal Care	(4.5)	5	1	1	(11)
Consumer Tissue	(8.4)	2	(1)	—	(9)
K-C Professional	(3.5)	3	—	3	(9)
TOTAL CONSOLIDATED	(5.7)	4	—	—	(10)

(a)	Mix/Other includes rounding.

OPERATING PROFIT		Changes Due To
Three Months Ended September 30	Total	Volume	Net Price	Input Costs(a)	Cost Savings	Currency Translation	Other(b)
Personal Care	0.2	14	2	9	12	(13)	(24)
Consumer Tissue	(8.8)	5	(3)	(2)	7	(9)	(7)
K-C Professional	(6.7)	7	—	3	5	(15)	(7)
TOTAL CONSOLIDATED	(11.2)	11	—	5	10	(13)	(24)

Nine Months Ended September 30
Personal Care	1.4	9	5	5	12	(11)	(19)
Consumer Tissue	3.7	6	(6)	1	12	(8)	(1)
K-C Professional	(4.4)	6	(2)	4	4	(13)	(3)
TOTAL CONSOLIDATED	(58.4)	8	1	4	12	(12)	(71)

(a)	Includes inflation/deflation in raw materials, energy and distribution costs.

(b)
Other includes the impact of changes in marketing, research and general expenses and manufacturing costs not separately listed in the table. In addition, Other includes the impact of charges recorded in Corporate & Other and other (income) and expense, net, including charges related to pension settlements in 2015, as described above.

Commentary - Third Quarter of 2015 Compared to Third Quarter of 2014
Consolidated
Net sales of $4.7 billion in the third quarter of 2015 were down 7 percent compared to the year-ago period. Changes in foreign currency exchange rates reduced net sales 12 percent as a result of the weakening of most currencies relative to the U.S. dollar. Sales volumes increased approximately 5 percent and product mix/other was slightly favorable.
Third quarter operating profit was $779 in 2015 and $877 in 2014. Results in 2015 include $19 of charges related to pension settlements, $17 of charges for restructuring our business in Turkey and $11 of 2014 Organization Restructuring costs.
The year-over-year operating profit comparison benefited from sales volume growth, improved product mix, $85 in cost savings from our FORCE (Focused On Reducing Costs Everywhere) program and $20 of savings from the 2014 Organization Restructuring. Input costs decreased $45 overall due to lower costs for raw materials other than fiber. Translation effects due to changes in foreign currency exchange rates lowered operating profit by $115 and transaction effects also negatively impacted the comparison. Total marketing, research and general expenses increased on a local currency basis, mostly due to higher administrative costs.
Other (income) and expense, net was expense of $35 in 2015 and income of $16 in 2014. Results in 2015 were driven by charges related to pension settlements and foreign currency transaction losses, while prior-period results benefited from a gain on the sale of certain non-core assets.
The third quarter effective tax rate was 30.6 percent in 2015 and 32.1 percent in 2014. The decrease was primarily due to the effect of changes in foreign currency exchange rates on repatriation activities.
Kimberly-Clark's share of net income of equity companies in the third quarter was $37 in 2015 and $31 in 2014. At Kimberly-Clark de Mexico, S.A.B. de C.V., results benefited from sales volume growth, higher net selling prices, lower input costs and cost savings, but were negatively impacted by a weaker Mexican peso. Third quarter net income attributable to noncontrolling interests was $12 in 2015 and $20 in 2014. The change was driven by the redemption of $0.5 billion of preferred securities in December 2014.
Personal Care Segment
Third quarter net sales of $2.4 billion decreased 5 percent. Currency rates were unfavorable by 13 percent. Sales volumes increased more than 7 percent and product mix was favorable by 1 percent. Third quarter operating profit of $484 was essentially even with the year-ago period. The comparison benefited from sales volume growth, improved product mix, cost savings and lower input costs, offset by unfavorable currency effects and increased marketing, research and general spending on a local currency basis.
Net sales in North America increased 5 percent. Currency was unfavorable 2 percent. Sales volumes rose 10 percent, while net selling prices fell 3 percent, driven by increased promotion activity. Huggies diaper volumes rose low double-digits compared to a low double-digit decline last year and included benefits from innovation and increased promotion support. Adult care volumes were up double-digits, including strong growth on Poise and Depend absorbent products and introductory shipments of new Poise Impressa bladder supports. Huggies baby wipes volumes rose high-single digits, with benefits from innovation, and child care volumes were up mid-single digits.
Net sales in developing and emerging markets decreased 11 percent, including a 25 percent negative impact from changes in currency rates. Sales volumes increased 8 percent, net selling prices improved 4 percent and product mix advanced 1 percent. The volume growth included gains in China, Eastern Europe and most of Latin America, led by Argentina, Brazil and Colombia. The higher net selling prices were driven by increases in Eastern Europe and Latin America in response to weaker currency rates.
Net sales in developed markets outside North America (Australia, South Korea and Western/Central Europe) decreased 15 percent, driven by unfavorable currency rates.
Consumer Tissue Segment
Third quarter net sales of $1.5 billion decreased 10 percent. Currency rates were unfavorable by 11 percent. Sales volumes increased 2 percent, while net selling prices were down 1 percent. Third quarter operating profit of $260 decreased 9 percent. The comparison was impacted by unfavorable currencies, partially offset by cost savings.
Net sales in North America increased 2 percent. Sales volumes increased 6 percent, while net selling prices were off 2 percent and product mix was unfavorable 1 percent. Paper towel volumes rose double-digits, including benefits from increased promotion shipments on Viva. Kleenex facial tissue volumes increased high-single digits behind Back to School marketing and promotion support. Bathroom tissue volumes were up mid-single digits.
Net sales in developing and emerging markets decreased 26 percent, including a 29 point negative impact from currency rates. Net selling prices and volumes each rose 1 percent.
Net sales in developed markets outside North America decreased 17 percent, including a 13 point decrease from currency rates. Sales volumes were down 5 percent, mostly in Australia and Western/Central Europe, while the combined impact of changes in net selling prices and product mix benefited net sales 1 percent.
K-C Professional ("KCP") Segment
Third quarter net sales of $0.8 billion decreased 5 percent. Changes in currency rates reduced net sales 10 percent. Product mix/other was favorable by 3 percent, including sales of nonwovens to Halyard Health, Inc. in conjunction with a near-term supply agreement, and volumes rose 2 percent. Third quarter operating profit of $154 decreased 7 percent. The comparison was impacted by unfavorable currency effects, partially offset by benefits from sales volume growth and cost savings.
Net sales in North America were even with the prior year. Currency was unfavorable 1 percent. Sales volumes rose 1 percent, primarily due to growth in wipers.
Net sales in developing and emerging markets decreased 19 percent, including a 25 point decrease from currency rates. The combined impact of changes in net selling prices and product mix increased net sales 4 percent and volumes improved 2 percent.
Net sales in developed markets outside North America were down 12 percent. Changes in currency rates reduced net sales 16 percent. Sales volumes increased 5 percent, mostly in South Korea and Western/Central Europe. The combined impact of changes in overall net selling prices and product mix reduced net sales 1 percent.

First Nine Months of 2015 Compared to First Nine Months of 2014
For the first nine months of 2015, net sales of $14.1 billion decreased 6 percent compared to the year-ago period, as changes in foreign currency exchange rates reduced net sales 10 percent. Sales volumes increased 4 percent and product mix/other was slightly favorable.
Year-to-date operating profit was $983 in 2015 versus $2,363 in 2014. Results in 2015 include $1,350 of charges related to pension settlements, $36 of 2014 Organization Restructuring costs, $17 of charges for restructuring our business in Turkey and a charge of $45 related to the remeasurement of the Venezuelan balance sheet. Results in 2014 include $13 of restructuring costs for European strategic changes and a charge of $39 related to a regulatory dispute in the Middle East. Operating profit comparisons benefited from sales volume growth, improved product mix, FORCE cost savings of $280, input cost deflation of $100 and $50 of savings from the 2014 Organization Restructuring. Translation effects due to changes in foreign currency exchange rates lowered operating profit by $275 and transaction effects also negatively impacted the operating profit comparisons.

Other (income) and expense, net was expense of $1,429 compared to $29 in 2014. Results in 2015 were driven by charges related to pension settlements and foreign currency transaction losses, while prior-period results included foreign currency transaction losses and a charge related to a regulatory dispute in the Middle East, partially offset by gains on asset sales.
Year-to-date income before income taxes and equity interests of $776 and the provision for income taxes of $166 include charges related to pension settlements of $1,350 and a corresponding tax benefit of $520. Excluding the impact of the charges related to pension settlements, pre-tax earnings and the provision for income taxes were $2,126 and $686, respectively, resulting in an effective tax rate of 32.3 percent. The year-to-date 2014 effective tax rate was 31.5 percent.
Through nine months, diluted earnings per share were $1.85 in 2015 compared to diluted earnings per share from continuing operations of $4.08 in 2014. Charges related to pension settlements reduced earnings per share in 2015 by $2.26.
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
The restructuring is expected to be completed by the end of 2016, with total costs, primarily severance, anticipated to be $130 to $160 after tax ($190 to $230 pre-tax). Cash costs are projected to be approximately 80 percent of the total charges. Cumulative pre-tax savings from the restructuring are expected to be $120 to $140 by the end of 2017, and were $55 through September 30, 2015. The restructuring is expected to impact all of our business segments and our organizations in all major geographies.
Charges of $7 after tax ($11 pre-tax) and $20 after tax ($36 pre-tax) were recognized during the three and nine months ended September 30, 2015, respectively, for the restructuring. Through September 30, 2015, cumulative pre-tax charges for the restructuring were $169 ($115 after tax), including cumulative pre-tax cash charges of $135.
Defined Benefit Pension Plan Changes
Effective January 2015, the U.S. pension plan was amended to include a lump-sum pension benefit payout option for certain plan participants. In addition, in April 2015, the U.S. pension plan completed the purchase of group annuity contracts that transferred to two insurance companies the pension benefit obligations totaling $2.5 billion for approximately 21,000 Kimberly-Clark retirees in the United States. As a result of these changes, we recognized charges related to pension settlements of $0.8 billion after tax ($1.4 billion pre-tax in other (income) and expense, net) during the nine months ended September 30, 2015, mostly in the second quarter.
For the nine months ended September 30, 2015, we made cash contributions of $437 to our pension trusts, of which $410 relates to the changes above. In total we expect to contribute $440 to $500 to our defined benefit pension plans for the full year 2015. For the nine months ended September 30, 2014, we made cash contributions of $180 to our pension trusts.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $1.6 billion for the first nine months of 2015, compared to $2.3 billion in the prior year. The comparison was affected by the higher pension contributions, increased operating working capital and the spin-off of the health care business in the fourth quarter of 2014.
Investing
During the first nine months of 2015, our capital spending was $798 compared to $730 in the prior year. We anticipate that full-year 2015 capital spending will be toward the high end of our target range of $950 to $1,050.
Financing
On August 3, 2015, we issued $250 aggregate principal amount of 2.15% notes due August 15, 2020 and $300 aggregate principal amount of 3.05% notes due August 15, 2025. Proceeds from the offering were used to repay $300 of notes due in August 2015 and to pay down a portion of our outstanding commercial paper balance.
On February 27, 2015, we issued $250 aggregate principal amount of 1.85% notes due March 1, 2020 and $250 aggregate principal amount of 2.65% notes due March 1, 2025. Proceeds from the offering were used for general corporate purposes, including pension contribution payments.

Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $659 as of September 30, 2015 (included in debt payable within one year on the Consolidated Balance Sheet). The average month-end balance of short-term debt for the third quarter of 2015 was $848. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At September 30, 2015, total debt was $7.6 billion compared to $7.0 billion at December 31, 2014.
We maintain a $2.0 billion revolving credit facility which expires in 2019. This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first nine months of 2015, we repurchased 4.1 million shares of our common stock at a cost of $450 through a broker in the open market. In addition, we acquired the remaining interest in our subsidiary in Israel for $151. We are targeting full-year 2015 share repurchases of $800, subject to market conditions.
We account for our operations in Venezuela using highly inflationary accounting. We have historically measured results in Venezuela at the rate in which we transact our business, which was 6.3 bolivars per U.S. dollar until December 31, 2014. Given the level of uncertainty and lack of liquidity in Venezuela, we remeasured our local currency-denominated balance sheet as of December 31, 2014 at the year-end floating SICAD II exchange rate of 50 bolivars per U.S. dollar, as we believed this was the most accessible rate available in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $462 in the Consolidated Income Statement for the year ended December 31, 2014.
On February 10, 2015, the Venezuelan government announced the addition of a new foreign currency exchange system referred to as the Marginal Currency System, or SIMADI, along with the elimination of the SICAD II system. With the elimination of SICAD II in February 2015, we remeasured our local currency-denominated balance sheet during the first quarter of 2015 at the applicable floating SIMADI exchange rate as we believe this is the most accessible rate available to us in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $45 in the Consolidated Income Statement in the first quarter of 2015. Remeasurement charges since March 31, 2015 have not been significant. The SIMADI exchange rate at September 30, 2015 was 199 bolivars per U.S. dollar. At September 30, 2015, our net investment in K-C Venezuela was approximately $100, and the bolivar-denominated net monetary asset position was not significant. Net sales of K-C Venezuela represented less than 1 percent and 3 percent of consolidated net sales for the nine months ended September 30, 2015 and 2014, respectively.
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

•	Growth in volume, net selling prices and product mix is expected to be in the combined 4 to 5 percent target range (prior assumption of 3 to 5 percent).

•
We expect net sales to be negatively impacted by unfavorable foreign currency exchange rates of 10 to 11 percent (prior assumption of 10 percent), including an approximate 3 percent impact from exchange rate changes in Venezuela. We also expect unfavorable foreign currency translation effects to negatively impact operating profit growth by 11 to 12 percent (prior expectation of 11 percent), including an approximate 4 percent decrease from exchange rate changes in Venezuela. Currency transaction effects are also anticipated to negatively impact operating profit.

•	We anticipate commodity cost deflation of $100 to $200.

•	We plan to achieve cost savings of at least $350 from our FORCE program, and $60 to $80 from the 2014 Organization Restructuring.

•	We anticipate that advertising spending will increase somewhat as a percentage of net sales to support targeted growth initiatives, brand building and innovation activities.

•	We anticipate capital spending will be toward the high end of our target range of $950 to $1,050 and share repurchases to total $800, subject to market conditions.

•	We expect to contribute $440 to $500 to our defined benefit pension plans for the full year 2015.
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
As of September 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2015. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the third quarter of 2015 were made through a broker in the open market.
The following table contains information for shares repurchased during the third quarter of 2015. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2015)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
July 1 to July 31	344,000	$111.47	49,775,811	40,224,189
August 1 to August 14	224,189	116.18	50,000,000	40,000,000
August 14 to August 31	271,811	110.24	271,811	39,728,189
September 1 to September 30	522,000	106.32	793,811	39,206,189
Total	1,362,000

(a)
Share repurchases were made pursuant to share repurchase programs authorized by our Board of Directors on January 21, 2011 (the "2011 Program") and November 13, 2014 (the “2014 Program”), respectively. The 2011 Program allowed for the repurchase of 50 million shares in an amount not to exceed $5 billion, and the 2014 Program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion. Purchases from August 1 through August 14, 2015 of 224,189 shares exhausted the authority under the 2011 Program and, as a result, that program has expired. All remaining purchases in the third quarter of 2015 were made pursuant to the 2014 Program.

(b)	Includes shares available under both the 2011 Program (through August 14, 2015) and the 2014 Program.

Item 6. Exhibits

(a)	Exhibits
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

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Maria Henry
Maria Henry
Senior Vice President and
Chief Financial Officer
(principal financial officer)

By:	/s/ Michael T. Azbell
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
October 21, 2015

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