Form 10-K
period 2015-12-31
KIMBERLY CLARK CORP
filed 2016-02-11
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2015 (based on the most recent closing stock price on the New York Stock Exchange as of such date) was approximately $38.6 billion.
As of February 4, 2016, there were 360,899,707 shares of Kimberly-Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's Annual Meeting of Stockholders to be held on May 4, 2016 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2015 Annual Report

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
For financial information by business segment and geographic area, including revenue, profit and total assets of each reportable segment, and information about our principal products and markets, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and Item 8, Note 16 to the Consolidated Financial Statements.
Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
Recent Developments
Effective January 2015, we amended the U.S. pension plan to include a lump-sum pension benefit payout option for certain plan participants. In addition, in April 2015, the U.S. pension plan completed the purchase of group annuity contracts that transferred to two insurance companies the pension benefit obligations totaling $2.5 billion for approximately 21,000 Kimberly-Clark retirees in the United States. As a result of these changes, we recognized pension settlement-related charges of $0.8 billion after tax ($1.4 billion pre-tax in other (income) and expense, net) during 2015, mostly in the second quarter. See additional information in MD&A and Item 8, Note 9 to the Consolidated Financial Statements.
Effective December 31, 2015, we deconsolidated the assets and liabilities of our business in Venezuela from our consolidated balance sheet and moved to the cost method of accounting for our operations in that country. The change reflects the continued deterioration of conditions in the country, including a slowdown in the availability of foreign exchange, and resulted in an after tax charge of $102 in the fourth quarter of 2015. Beginning in the first quarter of 2016, we will no longer include the results of our Venezuelan business in our consolidated financial statements.
Description of Kimberly-Clark
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments. Information on these three segments, as well as their principal sources of revenue, is included below.

•
Personal Care brands offer our consumers a trusted partner in caring for themselves and their families by delivering confidence, protection and discretion through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, and other related products.  Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, DryNites, Kotex, U by Kotex, Intimus, Depend, Plenitud, Poise and other brand names.

•
Consumer Tissue offers a wide variety of innovative solutions and trusted brands that touch and improve people's lives every day.  Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Neve and other brand names.

•
K-C Professional partners with businesses to create Exceptional Workplaces, helping to make them healthier, safer and more productive through a range of solutions and supporting products such as wipers, tissue, towels, apparel, soaps and sanitizers. Our brands, including Kleenex, Scott, WypAll, Kimtech and Jackson Safety, are well-known for quality and trusted to help people around the world work better.

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

1	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

use are sold through distributors and directly to manufacturing, lodging, office building, food service, and high volume public facilities.
Net sales to Wal-Mart Stores, Inc. were approximately 14 percent in 2015, and approximately 13 percent in 2014 and 2013, of our total net sales.
Patents and Trademarks
We own various patents and trademarks registered domestically and in many foreign countries. We consider the patents and trademarks that we own and the trademarks under which we sell certain of our products to be material to our business. Consequently, we seek patent and trademark protection by all available means, including registration.
Raw Materials
Cellulose fiber, in the form of kraft pulp or fiber recycled from recovered waste paper, is the primary raw material for our tissue products and in the form of fluff pulp is a component of disposable diapers, training and youth pants, feminine pads and incontinence care products.
Polypropylene and other synthetics and chemicals are the primary raw materials for manufacturing nonwoven fabrics, which are used in disposable diapers, training and youth pants, wet wipes, feminine pads, incontinence products, and away-from-home wipers and apparel. Superabsorbent materials are important components of disposable diapers, training and youth pants and incontinence care products.
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
Research and Development
Research and development expenditures are directed toward new or improved personal care, tissue, wiping, safety and nonwoven materials. Consolidated research and development expense was $324 in 2015, $368 in 2014 and $333 in 2013.
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
Environmental Matters
Total worldwide capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at our facilities are expected to be as follows:

	2016	2017
Facilities in U.S.	$6	$4
Facilities outside U.S.	45	27
Total	$51	$31

2	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Total worldwide operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs are expected to be as follows:

	2016	2017
Facilities in U.S.	$53	$53
Facilities outside U.S.	86	87
Total	$139	$140
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
Employees
In our worldwide consolidated operations, we had approximately 43,000 employees as of December 31, 2015.
Available Information
We make financial information, news releases and other information available on our corporate website at www.kimberly-clark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after we file these reports and amendments with, or furnish them to, the Securities and Exchange Commission ("SEC"). The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. Stockholders may also contact Stockholder Services, P.O. Box 612606, Dallas, Texas 75261-2606 or call 972-281-5317 to obtain a hard copy of these reports without charge.

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
Our strategy includes operations growth outside the U.S., especially in developing markets such as China, Latin America and Eastern Europe. More than half of our net sales come from markets outside the U.S. We and our equity companies have manufacturing facilities in 39 countries, and sell products in more than 175 countries. Our results may be substantially affected by a number of foreign market risks:

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

•
Increases in currency exchange restrictions. These restrictions could limit our ability to repatriate earnings from outside the U.S. or obtain currency exchange for U.S. dollar inputs to continue operating in certain countries.

•
Adverse political conditions. Risks related to political instability, expropriation, new or revised legal or regulatory constraints, difficulties in enforcing contractual and intellectual property rights, and potentially adverse tax consequences would adversely affect our financial results.

3	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

The inability to effectively manage foreign market risk could adversely affect our business, consolidated financial condition, results of operations or liquidity. See Recent Developments, MD&A and Item 8, Note 1 for information about the impact on our operations from currency restrictions in Venezuela and our decision to deconsolidate our Venezuelan operations at December 31, 2015.
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
Our ability to develop new products is affected by whether we can successfully anticipate consumer needs and preferences, develop and fund technological innovations, and receive and maintain necessary patent and trademark protection. In addition, we incur substantial development and marketing costs in introducing new and improved products and technologies. The introduction of a new consumer product (whether improved or newly developed) usually requires substantial expenditures for advertising and marketing to gain recognition in the marketplace. If a product gains consumer acceptance, it normally requires continued advertising and promotional support to maintain its relative market position. Some of our competitors may spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions. We may not be successful in developing new or improved products and technologies necessary to compete successfully in the industry, and we may not be successful in advertising, marketing, timely launching and selling our products. Also, if we fail to perfect or successfully assert our intellectual property rights, we may be less competitive, which could adversely affect our business, financial results and financial condition.
Damage to the reputation of Kimberly-Clark or to one or more of our brands could adversely affect our business.
Developing and maintaining our reputation, as well as the reputation of our brands, is a critical factor in our relationship with consumers, customers, suppliers and others. Our inability to address adverse publicity or other issues, including concerns about product safety, quality, efficacy or similar matters, or breaches of consumer, customer, supplier, employee or other confidential information, real or perceived, could negatively impact sentiment towards us and our products and brands, and our business and financial results could suffer. Consumers increasing use and reliance on social media for information could increase the risk of adverse publicity, potentially with negative perception of our products or brands. Our business and results could also be negatively impacted by the effects of a significant product recall, product-related litigation, allegations of product tampering or contamination, the distribution and sale of counterfeit products, or a failure or breach of our information technology systems.
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

4	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

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
Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered waste paper, is used extensively in our tissue products and is subject to significant price fluctuations. Cellulose fiber, in the form of fluff pulp, is a key component in our personal care products. In past years, pulp prices have experienced significant volatility. Increases in pulp prices or limits in the availability of recycled fiber could adversely affect our earnings if selling prices for our finished products are not adjusted or if these adjustments significantly trail the increases in pulp prices. We have not used derivative instruments to manage these risks.
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
New or revised legal or regulatory requirements, potential litigation or administrative actions, or tax matters could have an adverse effect on our financial results.
As a global company, we are subject to many laws and governmental regulations across all of the countries in which we do business, including laws and regulations involving marketing, antitrust, anti-bribery or anti-corruption, product liability, environmental, intellectual property or other matters, as well as potential litigation or administrative actions. Additionally, our sales and results of operations may be adversely impacted by new or revised legal requirements, including excise or other taxes, financial reform legislation and regulations, export control and foreign sanctions legislation, and climate change and other environmental legislation and regulations. The costs and other effects of pending litigation and administrative actions against us and new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs to us, directly for our compliance or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs or reduced availability of raw materials. Adverse regulatory action, including a recall, regulatory or other governmental investigation, or product liability or other litigation may adversely affect our financial condition and business operations.
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
Although we believe that none of these proceedings or requirements will have a material adverse effect on us, the outcome of these proceedings may not be as expected.

5	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

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
We periodically divest product lines or businesses. These divestitures may adversely impact our results if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested products or businesses, mitigate overhead costs allocated to those businesses, or otherwise achieve the anticipated benefits or cost savings from the divestitures. Furthermore, the divestitures could adversely affect our ongoing business operations, including by enhancing our competitors' positions or reducing consumer confidence in our ongoing brands and products.
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

6	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

The inability to effectively and efficiently manage divestitures and acquisitions with the results we expect or in the timeframe we anticipate could adversely affect our business, consolidated financial condition, results of operations or liquidity.
The 2014 spin-off of our health care business could result in substantial tax liability to us and our shareholders.
On October 31, 2014, we completed the spin-off of our health care business, creating a stand-alone, publicly traded health care company, Halyard Health, Inc. ("Halyard"). Historically, the IRS provided companies seeking to perform a spin-off transaction with an advance ruling that the proposed spin-off transaction would qualify for tax-free treatment. However, the IRS no longer provides such advance rulings. Prior to completing the spin-off of our health care business, we obtained an opinion of counsel that neither we nor our U.S. shareholders will recognize taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off. The opinion of counsel is based on certain statements and representations made by us, which, if incomplete or inaccurate in any material respect, could invalidate the opinion of counsel. In addition, this opinion is not binding on the IRS. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion of counsel.
If the spin-off and certain related transactions were determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off were deemed taxable, each U.S. holder of our common stock who received shares of Halyard would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2015 we own or lease:

•	our principal executive offices located in the Dallas, Texas metropolitan area;

•	four operating segment and geographic headquarters at two U.S. and two international locations; and

•	four administrative centers at one U.S. and three international locations.
The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
United States (in 16 states)	18
Europe	13
Asia, Latin America and other	63
Worldwide Total (in 39 countries)	94
Many of these facilities produce multiple products. Consumer tissue and KCP products are produced in 57 facilities and personal care products are produced in 51 facilities. We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained.

7	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

ITEM 3.    LEGAL PROCEEDINGS
See Item 8, Note 12 to the Consolidated Financial Statements for information on legal proceedings, which is incorporated in this Item 3 by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 11, 2016, together with certain biographical information, are as follows:
Thomas J. Falk, 57, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President - Global Tissue, Pulp and Paper in 1998, where he was responsible for Kimberly-Clark's global tissue businesses. Earlier in his career, Mr. Falk had responsibility for Kimberly-Clark's North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined Kimberly-Clark in 1983 and has held other senior management positions. He has been a director of Kimberly-Clark since 1999. He also serves on the board of directors of Lockheed Martin Corporation, Catalyst Inc., the Global Consumer Goods Forum, and the University of Wisconsin Foundation, and serves as a governor of the Boys & Girls Clubs of America.
Lizanne C. Gottung, 59, was elected Senior Vice President and Chief Human Resources Officer in 2002. She is responsible for leading the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and corporate health services. Ms. Gottung joined Kimberly-Clark in 1981. She has held a variety of human resources, manufacturing and operational roles of increasing responsibility, including Vice President of Human Resources from 2001 to 2002. She is a director of Louisiana-Pacific Corporation.
Maria Henry, 49, was elected Senior Vice President and Chief Financial Officer in April 2015. Prior to joining Kimberly-Clark, Ms. Henry was the chief financial officer of Hillshire Brands Company from 2012 to 2014, and Chief Financial Officer of Sara Lee’s North American Retail and Food Service business from 2011 to 2012. Prior to joining Sara Lee in 2011, Ms. Henry was executive vice president and chief financial officer of Culligan International, where she was responsible for finance, strategy, business development and information technology. Before Culligan, Ms. Henry was the Chief Financial Officer for Vastera, a publicly-traded global trade management company. She began her career at General Electric.
Michael D. Hsu, 51, was elected Group President - K-C North America in 2013. From 2012 to May 2013, his title was Group President - North America Consumer Products. He is responsible for our consumer business in North America, as well as leading the development of new business strategies for global nonwovens. Prior to joining Kimberly-Clark, Mr. Hsu served as Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., a North American grocery manufacturing and processing conglomerate, from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010 to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company, a manufacturer and marketer of food products.
Sandra MacQuillan, 49, was appointed Senior Vice President and Chief Supply Chain Officer in April 2015. She is responsible for procurement, transportation, continuous improvement, sustainability, quality, safety, regulatory operations and lean cost transformation. Ms. MacQuillan joined Kimberly-Clark from Mars Incorporated, where she served from 2009 to 2015 as Global Vice President, Supply Chain responsible for manufacturing, engineering and logistics for Global Petcare. She has extensive experience in procurement, technology and engineering.
Thomas J. Mielke, 57, was elected Senior Vice President - General Counsel in 2013. From 2007 to 2012, his title was Senior Vice President - Law and Government Affairs and Chief Compliance Officer, and from 2012 to 2013, his title was Senior Vice President - General Counsel and Chief Compliance Officer. His responsibilities include our legal affairs, internal audit and government relations activities. Mr. Mielke joined Kimberly-Clark in 1988. He held various positions within the legal function

8	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

and was appointed Vice President and Chief Patent Counsel in 2000, and Vice President and Chief Counsel - North Atlantic Consumer Products in 2004.
Anthony J. Palmer, 56, was elected President - Global Brands and Innovation in 2012. Previously, he served as Senior Vice President and Chief Marketing Officer from 2006 to 2012. He leads the global development of the company's consumer categories through marketing, innovations, category and customer development and shopper marketing. In addition, he leads the company's global marketing, innovation, corporate research and development and corporate communications functions. Prior to joining Kimberly-Clark in 2006, he served in a number of senior marketing and general management roles at the Kellogg Company, a producer of cereal and convenience foods, from 2002 to 2006, including as managing director of Kellogg's U.K. business. He is a director of The Hershey Company.
Elane B. Stock, 51, was elected Group President - K-C International in 2014. She is responsible for our businesses in Asia, Latin America, Europe, the Middle East and Africa. She previously served as Group President - K-C Professional from 2013 to 2014. From 2012 to 2013, her title was President - Global K-C Professional. She also served as Senior Vice President and Chief Strategy Officer from 2010 to 2012. Prior to joining Kimberly-Clark, Ms. Stock served as National Vice President of Strategy for the American Cancer Society from 2008 to 2010. From 2007 to 2008, she was a regional manager at Georgia-Pacific Corporation (Koch Industries). Ms. Stock was a partner at McKinsey & Company, Inc. in Ireland from 2005 to 2007. She is a director of Yum! Brands, Inc.
Kimberly K. Underhill, 51, was appointed President of K-C Professional in 2014. From 2011 to 2014, she served as President, Consumer Europe. She is responsible for our global professional business, which includes commercial tissue and wipers, skin care, safety and Do-It-Yourself products. She joined Kimberly-Clark in 1988 and has held a number of positions with increasing responsibility within research and engineering, operations and marketing.

9	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The dividend and market price data included in Item 7, MD&A "Unaudited Quarterly Data," are incorporated in this Item 5 by reference.
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.
As of February 4, 2016, we had 22,972 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2015, we repurchased 7.1 million shares of our common stock at a cost of $800 through a broker in the open market.
The following table contains information for shares repurchased during the fourth quarter of 2015. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2015)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	1,089,000	$116.37	1,882,811	38,117,189
November 1 to November 30	1,102,000	119.85	2,984,811	37,015,189
December 1 to December 31	749,000	121.73	3,733,811	36,266,189
Total	2,940,000

(a)
Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on November 13, 2014. This program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

10	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
	2015(a)	2014(b)	2013(c)	2012(d)	2011(e)
Net Sales	$18,591	$19,724	$19,561	$19,467	$19,268
Gross Profit	6,624	6,683	6,609	6,129	5,539
Operating Profit	1,613	2,521	2,903	2,377	2,152
Share of Net Income of Equity Companies	149	146	205	177	161
Income from Continuing Operations	1,066	1,545	2,018	1,627	1,495
Income from Discontinued Operations, Net of Income Taxes	—	50	203	201	189
Net Income	1,066	1,595	2,221	1,828	1,684
Net Income Attributable to Noncontrolling Interests in Continuing Operations	(53)	(69)	(79)	(78)	(93)
Net Income Attributable to Kimberly-Clark Corporation	1,013	1,526	2,142	1,750	1,591
Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic
Continuing operations	2.78	3.94	5.05	3.94	3.54
Discontinued operations	—	0.13	0.53	0.51	0.48
Net income	2.78	4.07	5.58	4.45	4.02

Diluted
Continuing operations	2.77	3.91	5.01	3.91	3.52
Discontinued operations	—	0.13	0.52	0.51	0.47
Net income	2.77	4.04	5.53	4.42	3.99

Cash Dividends Per Share
Declared	3.52	3.36	3.24	2.96	2.80
Paid	3.48	3.33	3.17	2.92	2.76

Total Assets	14,842	15,526	18,919	19,873	19,373
Long-Term Debt	6,106	5,630	5,386	5,070	5,426
Total Stockholders' Equity	40	999	5,140	5,287	5,529

(a)
Results include pre-tax charges related to pension settlements of $1,358, $835 after tax, a $45 nondeductible charge related to the remeasurement of the Venezuelan balance sheet and a pre-tax charge of $108, $102 after tax, related to the deconsolidation of our Venezuelan operations. Additionally, results were negatively impacted by pre-tax charges of $63, $42 after tax, related to the 2014 Organization Restructuring, and nondeductible charges of $23 related to the restructuring of operations in Turkey. Also included is an income tax charge of $49 related to prior years as a result of an updated assessment of uncertain tax positions in certain of our international operations. See Item 8, Notes 1, 2, 9 and 14 of the Consolidated Financial Statements for details.

(b)
Results include pre-tax charges of $133, $95 after tax, related to the 2014 Organization Restructuring, pre-tax charges of $33, $30 after tax, related to European strategic changes, a nondeductible charge of $462 related to the remeasurement of the Venezuelan balance sheet and a nondeductible charge of $35, $17 attributable to Kimberly-Clark Corporation, related to a regulatory dispute in the Middle East. Additionally, results were negatively impacted by pre-tax charges of $157, $138 after tax, for transaction and related costs associated with the spin-off of the health care business (classified in discontinued operations). See Item 8, Notes 1 through 4 of the Consolidated Financial Statements for details on the charges for the Venezuela devaluation and restructuring programs.

(c)
Results include pre-tax charges of $81, $66 after tax, related to European strategic changes. Additionally, results were negatively impacted by a $36 pre-tax charge, $26 after tax, related to the devaluation of the Venezuelan bolivar. See Item 8, Notes 1 and 4 of the Consolidated Financial Statements for details.

(d)
Results include pre-tax charges of $299, $242 after tax, related to European strategic changes. Additionally, results were negatively impacted by $135 in pre-tax charges, $86 after tax, for restructuring actions related to our pulp and tissue operations. See Item 8, Note 4 of the Consolidated Financial Statements for details related to European strategic changes.

(e)
Results include a nondeductible business tax charge related to a law change in Colombia of $35, as well as the effect of pre-tax charges of $415, $289 after tax, related to the restructuring of our pulp and tissue operations.

11	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and prospects. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted. The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2015 Results

•	Results of Operations and Related Information

•	Unaudited Quarterly Data

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	Business Outlook

•	Information Concerning Forward-Looking Statements
Throughout this MD&A, we refer to financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S., or GAAP, and are therefore referred to as non-GAAP financial measures. These measures include adjusted operating profit, adjusted net income, adjusted earnings per share, adjusted other (income) and expense, net, and adjusted effective tax rate. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the financial measures used to evaluate management.
Non-GAAP financial measures are not meant to be considered in isolation or as a substitute for the comparable GAAP measures, and they should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.  There are limitations to these non-GAAP financial measures because they are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies due to potential differences in methods of calculation and items being excluded.  We compensate for these limitations by using these non-GAAP financial measures as a supplement to the GAAP measures and by providing reconciliations of the non-GAAP and comparable GAAP financial measures.
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:

•	Pension settlement charges - In 2015, we recorded settlement-related charges from certain actions taken for our U.S. pension plan.

•
Charges related to Venezuelan Operations - Results in 2015, 2014 and 2013 include charges for remeasuring the local currency balance sheet in Venezuela, and in 2015 include charges for the deconsolidation of our Venezuelan operations.

•
Uncertain tax positions adjustment - In the fourth quarter of 2015, we updated our assessment of uncertain tax positions for certain international operations, and recorded a charge related to prior years in provision for income taxes.

•
2014 Organization Restructuring - In October 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. Results in both 2014 and 2015 include charges related to this initiative.

•	Turkey restructuring - In 2015, we recorded charges related to the restructuring of our operations in Turkey.

•
Regulatory dispute in the Middle East - In 2014, we recorded a charge as a result of an adverse court ruling regarding the treatment of capital contributions in prior years to an affiliate in the Middle East.

•
European strategic changes and related restructuring charges - In 2012, we initiated strategic changes to and a related restructuring in our Western and Central European businesses. Results in 2014 and 2013 include charges related to this restructuring activity.

In addition, we provide commentary regarding organic net sales, which exclude the impact of changes in foreign currency rates and lower sales in 2014 and 2013 associated with European strategic changes and tissue restructuring actions.

12	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Overview of Business
We are a global company focused on leading the world in essentials for a better life, with manufacturing facilities in 36 countries and products sold in more than 175 countries. Our products are sold under well-known brands such as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. We have three reportable business segments: Personal Care, Consumer Tissue and K-C Professional ("KCP"). These business segments are described in greater detail in Item 8, Note 16 to the Consolidated Financial Statements.
In operating our business, we seek to:

•	manage our portfolio to balance growth, profit margin and cash flow,

•	invest in our brands, innovation and growth initiatives,

•	deliver sustainable cost reductions, and

•	provide disciplined capital management to improve return on invested capital and return cash to shareholders.
Beginning in 2015, we describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets, instead of K-C International ("KCI") and Europe. D&E markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea. Previously, KCI consisted of our businesses in Asia, Latin America, the Middle East, Eastern Europe and Africa.
Highlights for 2015 include the following:

•
Net sales of $18.6 billion decreased 6 percent compared to 2014. Weakening foreign currency exchanges rates significantly decreased net sales and operating profit. Organic net sales increased 5 percent.

•
We executed our growth strategies in D&E markets with a focus on China, Eastern Europe and Latin America. Organic net sales in D&E grew 10 percent in 2015 as a result of strong growth in diapers, feminine care, adult care and baby wipes. In D&E, we continue to benefit from innovation, expansion, category development and higher net selling prices.

•
In North America, we generated 5 percent volume growth in our consumer business, with increases on most brands. Results benefited from innovations, promotion support, category growth and market share gains.

•	In our Developed Markets outside North America, organic net sales were even with prior year.

•
To help fund our investments in innovations and growth initiatives and to improve our profit margins, we are generating cost savings through several initiatives, including leveraging our global procurement organization and deploying lean principles. Full-year cost savings from our ongoing FORCE (Focused On Reducing Costs Everywhere) program in 2015 were $365.

•
In 2015, we continued to execute our 2014 Organization Restructuring in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business in 2014. The restructuring is expected to be completed by the end of 2016. In 2015, savings from this initiative were $65.

•
We continued to focus on generating cash flow and allocating capital to shareholders. In 2015, cash provided by operations was $2.3 billion, and share repurchases of Kimberly-Clark common stock were $0.8 billion. In addition, we raised our dividend in 2015 by 5 percent, the 43rd consecutive annual increase in our dividend. Altogether, share repurchases and dividends in 2015 amounted to $2.1 billion.

We completed the spin-off of our health care business on October 31, 2014. As a result, the health care business is presented as discontinued operations on the Consolidated Income Statement in 2014 and 2013.
We are subject to risks and uncertainties, which can affect our business operations and financial results. See Item 1A, "Risk Factors" in this Form 10-K for additional information.

13	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Overview of 2015 Results

•	Net sales of $18.6 billion decreased 6 percent compared to prior year, as changes in foreign currency exchange rates decreased net sales by 10 percent.

•
Operating profit and income from continuing operations decreased 36 percent and 31 percent, respectively, compared to 2014. Comparisons were negatively impacted by significant unfavorable currency effects, as well as adjusting items described elsewhere in this MD&A.

•	Adjusted operating profit and adjusted earnings per share increased 1 percent and 5 percent, respectively, compared to 2014.
Results of Operations and Related Information
This section presents a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2015 results of operations. This discussion and analysis compares 2015 results to 2014, and 2014 results to 2013. The reference to "N.M." indicates that the calculation is not meaningful.
Consolidated

Selected Financial Results	Year Ended December 31
	2015	2014	Change 2015 vs. 2014	2013	Change 2014 vs. 2013
Net Sales	$18,591	$19,724	-5.7%	$19,561	+0.8%
Other (income) and expense, net	1,568	453	+246.1%	7	N.M.
Operating Profit	1,613	2,521	-36.0%	2,903	-13.2%
Provision for income taxes	418	856	-51.2%	828	+3.4%
Share of net income from equity companies	149	146	+2.1%	205	-28.8%
Income from Continuing Operations	1,066	1,545	-31.0%	2,018	-23.4%
Income from discontinued operations, net of income taxes	—	50	N.M.	203	-75.4%
Net Income Attributable to Kimberly-Clark Corporation	1,013	1,526	-33.6%	2,142	-28.8%
Diluted Earnings per Share from Continuing Operations	2.77	3.91	-29.2%	5.01	-22.0%
Operating Profit Reconciliation of GAAP to Non-GAAP
Operating profit includes the following adjusting items:

	Year Ended December 31
	2015	2014	2013
Operating Profit, GAAP	$1,613	$2,521	$2,903
Plus adjustments for:
Pension Settlements	1,358	—	—
Charges Related to Venezuelan Operations	153	462	36
2014 Organization Restructuring	63	133	—
Turkey Restructuring	23	—	—
Regulatory Dispute in Middle East	—	35	—
European Strategic Changes	—	33	81
Adjusted Operating Profit	$3,210	$3,184	$3,020

14	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Consolidated Net Sales and Adjusted Operating Profit

	Percent Change
2015 vs. 2014
Net sales of $18.6 billion decreased 6 percent compared to 2014, as changes in foreign currency exchange rates reduced net sales more than 10 percent. Organic net sales increased 5 percent, as volumes increased 4 percent and product mix was favorable by 1 percent. Adjusted operating profit of $3,210 in 2015 increased 1 percent compared to $3,184 in 2014. The comparisons benefited from organic sales growth, FORCE cost savings of $365, input cost deflation of $150 and $65 of savings from the 2014 Organization Restructuring. Translation effects due to changes in foreign currency exchange rates lowered adjusted operating profit by $360 and foreign currency transaction effects also negatively impacted the operating profit comparisons. Total marketing, research and general expenses increased on a local currency basis, driven by higher administrative costs.
2014 vs. 2013
Net sales of $19.7 billion increased 1 percent compared to 2013. Organic net sales increased 4 percent, with volumes and net selling prices each increasing net sales by 2 percent. Foreign currency exchange rates were unfavorable by 2 percent and lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced sales by 1 percent. Adjusted operating profit of $3,184 in 2014 increased 5 percent compared to $3,020 in 2013. The comparisons benefited from organic sales growth, FORCE cost savings of $320 and $30 of savings from pulp and tissue restructuring actions. Input costs were $240 higher overall versus 2013. Foreign currency translation effects reduced operating profit by $75 and currency transaction effects also negatively impacted the operating profit comparison.

Net Sales	2015 vs. 2014	2014 vs. 2013
Volume	4	2
Restructuring	—	(1)
Net Price	—	2
Mix/Other(a)	—	—
Currency	(10)	(2)
Total	(5.7)	0.8

Adjusted Operating Profit
Volume	8	5
Net Price	1	13
Input Costs	5	(8)
Cost Savings	11	11
Currency Translation	(11)	(3)
Other	(13)	(13)
Total	0.8	5.4
(a)Mix/Other includes rounding
Other (Income) & Expense, Net Reconciliation of GAAP to Non-GAAP
Other (income) & expense, net includes the following adjusting items:

	Year Ended December 31
	2015	2014	2013
Other (income) and expense, net, GAAP	$1,568	$453	$7
Less adjustments for:
Pension Settlements	1,358	—	—
Charges Related to Venezuelan Operations	148	421	36
Regulatory Dispute in Middle East	—	35	—
European Strategic Changes	—	—	5
Adjusted other (income) and expense, net	$62	$(3)	$(34)
Adjusted other (income) and expense, net was expense of $62 in 2015 and income of $3 in 2014. The change was driven by higher foreign currency transaction losses in 2015 compared to 2014, and gains on asset sales in 2014. Lower income of $3 in 2014 compared to $34 in 2013 was driven by higher foreign currency transaction losses in 2014, as both periods included gains on the sale of non-core assets.

15	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Provision for Income Taxes Reconciliation of GAAP to Non-GAAP
Provision for income taxes includes the following adjusting items:

	Year Ended December 31
	2015	2014	2013
Effective Tax Rate, GAAP	31.3%	38.0%	31.4%
Provision for income taxes, GAAP	$418	$856	$828
Plus adjustments for:
Pension Settlements	523	—	—
Charges Related to Venezuelan Operations	6	—	10
Uncertain Tax Positions Adjustment	(49)	—	—
2014 Organization Restructuring	21	38	—
Europe Strategic Changes	—	3	15
Adjusted Provision for income taxes	$919	$897	$853
Adjusted Effective Tax Rate	31.3%	30.7%	30.9%
The increase in adjusted tax rate in 2015 is primarily due to the redemption of preferred securities in 2014.
Share of Net Income from Equity Companies
Our share of net income of equity companies was $149 in 2015, $146 in 2014 and $205 in 2013. Kimberly-Clark de Mexico, S.A.B. de C.V. ("KCM") results in 2015 compared to 2014 benefited from increased organic net sales, cost savings, and lower input costs, partially offset by a weaker Mexican peso. Results in 2014 compared to 2013 were negatively impacted by input cost increases and a weaker Mexican peso, partially offset by increased sales volumes and cost savings.
Income from Discontinued Operations
Income from discontinued operations, net of income taxes, was $50 in 2014 and $203 in 2013. The decrease was primarily due to after tax charges of $138 ($157 pre-tax), excluded from adjusted earnings per share, related to the spin-off of our health care business.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased in 2015 as a result of the redemption of preferred securities. In 2014, adjusted net income attributable to noncontrolling interests of $87 includes an adjustment of $18, excluded from adjusted earnings per share, as a result of an adverse court ruling regarding the treatment of capital contributions in prior years to an affiliate in the Middle East.

16	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Net Income Attributable to Kimberly-Clark and Diluted Earnings Per Share from Continuing Operations Reconciliations of GAAP to Non-GAAP
Net Income Attributable to Kimberly-Clark and Diluted Earnings Per Share include the following adjusting items:

	Year Ended December 31
	2015	2014	2013
Net Income Attributable to Kimberly-Clark, GAAP	$1,013	$1,526	$2,142
Plus adjustments (net of tax) for:
Pension Settlements	835	—	—
Charges Related to Venezuelan Operations	147	462	26
Uncertain Tax Positions Adjustment	49	—	—
2014 Organization Restructuring	42	95	—
Turkey Restructuring	23	—	—
Regulatory Dispute in Middle East	—	17	—
Health Care Spin-off	—	138	—
European Strategic Changes	—	30	66
Adjusted Net Income Attributable to Kimberly-Clark	$2,109	$2,268	$2,234

	Year Ended December 31
	2015	2014	2013
Diluted Earnings Per Share from Continuing Operations, GAAP	$2.77	$3.91	$5.01
Plus adjustments for:
Pension Settlements	2.28	—	—
Charges Related to Venezuelan Operations	0.40	1.22	0.07
Uncertain Tax Positions Adjustment	0.13	—	—
2014 Organization Restructuring	0.11	0.25	—
Turkey Restructuring	0.06	—	—
Regulatory Dispute in Middle East	—	0.05	—
European Strategic Changes	—	0.08	0.17
Rounding	0.01	—	(0.01)
Adjusted Diluted Earnings Per Share from Continuing Operations	$5.76	$5.51	$5.24
The increase in adjusted earnings per share from continuing operations in 2015 and 2014 are primarily due to lower share counts and higher earnings.

17	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Geographical Information

	Year Ended December 31
	2015	2014	Change 2015 vs. 2014	2013	Change 2014 vs. 2013
NET SALES
North America	$9,531	$9,400	+1.4%	$9,430	-0.3%
Europe	2,304	2,717	-15.2%	2,839	-4.3%
Asia, Latin America and other	7,154	7,961	-10.1%	7,639	+4.2%
Intergeographic sales	(398)	(354)	+12.4%	(347)	+2.0%
TOTAL NET SALES	$18,591	$19,724	-5.7%	$19,561	+0.8%

OPERATING PROFIT
North America	$2,180	$2,003	+8.8%	$1,984	+1.0%
Europe	297	282	+5.3%	237	+19.0%
Asia, Latin America and other	1,071	1,184	-9.5%	1,070	+10.7%
Corporate & Other(a)	(367)	(495)	N.M.	(381)	N.M.
Other (income) and expense, net(b)	1,568	453	N.M.	7	N.M.
TOTAL OPERATING PROFIT	$1,613	$2,521	-36.0%	$2,903	-13.2%

(a)
Corporate & Other includes charges related to the 2014 Organization Restructuring of $63 and $133 and $5 and $41 related to the remeasurement of the Venezuelan balance sheet, in 2015 and 2014, respectively. Corporate & Other also includes $23 for restructuring in Turkey in 2015, and $33 and $76 related to European strategic changes in 2014 and 2013, respectively.

(b)
Other (income) and expense, net for 2015 and 2014 include charges of $40 and $421, respectively, related to the remeasurement of the Venezuelan balance sheet. In addition, 2015 includes charges of $108 for the deconsolidation of our Venezuelan operations and $1,358 for charges related to pension settlements and 2014 includes a charge of $35 related to a regulatory dispute in the Middle East. The results for 2013 include a balance sheet remeasurement charge of $36 due to a devaluation of the Venezuelan bolivar and a charge of $5 for European strategic changes.

18	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Business Segments
Personal Care

Year Ended December 31
 2015 vs. 2014
In 2015, net sales of $9.2 billion decreased 4 percent compared to 2014. Unfavorable currency rates decreased net sales by 11 percent while sales volumes increased 5 percent and net selling prices and product mix each increased net sales by 1 percent. Operating profit of $1,885 increased 5 percent. The comparison benefited from growth in organic net sales, cost savings and lower input and other manufacturing costs, partially offset by unfavorable effects from changes in currency rates and higher marketing, research and general expenses on a local currency basis.
Net sales in North America increased 1 percent. Sales volumes increased 4 percent while net selling prices and currency decreased net sales by 2 percent and 1 percent, respectively. Adult care volumes increased high-single digits with benefits from innovations, brand investments and category growth. Volumes on Huggies diapers rose low-single digits including benefits from innovation and increased promotion support. Huggies baby wipes volumes rose mid-single digits with benefits from innovation and child care volumes were even with prior year.
Net sales in developing and emerging markets decreased 8 percent including a 22 percent decrease from unfavorable currency rate changes. This was partly offset by an increase in sales volumes of 8 percent which included gains in China, most of Latin America, and Eastern Europe, and 5 percent higher net selling prices, driven by increases in Eastern Europe and Latin America in response to weaker currency rates.
Net sales in developed markets outside North America decreased 10 percent. Currency rates were unfavorable by 11 percent. Volumes and product mix increased by 1 percent each while net selling prices decreased net sales by 1 percent.

2015		2014	2013
Net Sales	$9,204	$9,635	$9,536
Operating Profit	$1,885	$1,803	$1,698

		PERCENT CHANGE
Net Sales		2015 vs. 2014	2014 vs. 2013
Volume		5	3
Restructuring		—	(1)
Net Price		1	3
Mix/Other(a)		1	—
Currency		(11)	(4)
Total		(4.5)	1.0

Operating Profit
Volume		10	5
Net Price		5	15
Input Costs		6	(9)
Cost Savings		12	12
Currency Translation		(11)	(3)
Other		(17)	(14)
Total		4.5	6.2
(a) Mix/Other includes rounding
2014 vs. 2013
In 2014, net sales of $9.6 billion increased 1 percent compared to 2013. Sales volumes and net selling prices each increased 3 percent. Currency rates were unfavorable by 4 percent, and lower sales in conjunction with European strategic changes reduced net sales by 1 percent. Operating profit of $1,803 increased 6 percent. The comparison benefited from higher net selling prices, sales volume growth and cost savings, partially offset by unfavorable effects from changes in currency rates and input cost inflation.
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

19	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Consumer Tissue

Year Ended December 31
2015 vs. 2014
In 2015, net sales of $6.1 billion decreased 8 percent compared to 2014. Unfavorable currency rates reduced net sales by 9 percent. Sales volumes increased net sales by 3 percent and net selling price lowered net sales by 1 percent. Operating profit of $1,073 increased 1 percent compared to prior year. The comparison benefited from cost savings and higher sales volumes, mostly offset by the impact of unfavorable foreign currency rates.
Net sales in North America increased 2 percent. Sales volumes increased by 6 percent, while net selling prices decreased net sales by 2 percent and product mix was unfavorable by 1 percent. Paper towel volumes rose double-digits led by Viva and bathroom tissue volumes rose high-single digits led by Cottonelle.
Net sales in developing and emerging markets decreased 22 percent. Unfavorable currency rates reduced net sales by 25 percent. Net selling price increased net sales by 2 percent while volumes increased 1 percent.
Net sales in developed markets outside North America decreased 13 percent. Unfavorable currency effects reduced net sales by 11 percent. Sales volumes decreased 1 percent, mostly in Western/Central Europe, and net selling price decreased net sales by 1 percent.

2015		2014	2013
Net Sales	$6,121	$6,645	$6,637
Operating Profit	$1,073	$1,062	$988

		PERCENT CHANGE
Net Sales		2015 vs. 2014	2014 vs. 2013
Volume		3	1
Restructuring		—	(1)
Net Price		(1)	1
Mix/Other (a)		(1)	—
Currency		(9)	(1)
Total		(7.9)	0.1

Operating Profit
Volume		7	1
Net Price		(5)	10
Input Costs		1	(5)
Cost Savings		10	10
Currency Translation		(8)	—
Other		(4)	(9)
Total		1.0	7.5
(a)Mix/Other includes rounding
2014 vs. 2013
In 2014, net sales of $6.6 billion were essentially even with the prior year. Sales volumes and net selling prices each increased net sales by 1 percent. Unfavorable currency rates decreased net sales by 1 percent, and lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions reduced net sales by a combined 1 percent. Operating profit of $1,062 increased 7 percent. The comparison benefited from higher net selling prices and cost savings, partially offset by input cost inflation and higher manufacturing-related costs in 2014.
Net sales in North America increased 1 percent. Sales volumes increased 2 percent, driven by growth in Cottonelle and Scott bathroom tissue and the launch of Viva Vantage paper towels. Unfavorable currency effects and changes in product mix reduced net sales by a combined 1 percent.
Net sales in KCI increased 1 percent. Net selling prices increased net sales by 4 percent, and improved product mix and growth in sales volumes increased net sales by a combined 1 percent. Unfavorable currency rates decreased net sales by 4 percent. The improvement in net selling prices was driven by increases in Latin America.
Net sales in Europe decreased 4 percent, driven by lower sales in conjunction with European strategic changes and pulp and tissue restructuring actions which reduced net sales by a combined 6 percent. Favorable currency rates increased net sales by 3 percent.

20	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

K-C Professional

Year Ended December 31

2015 vs. 2014
In 2015, net sales of $3.2 billion decreased 5 percent compared to 2014. Unfavorable currency rate changes decreased net sales by 9 percent. Sales volumes and product mix each increased net sales by 2 percent, including sales of nonwovens to Halyard Health, Inc. in conjunction with a near-term supply agreement. Operating profit of $590 decreased 2 percent. The comparison was impacted by unfavorable currency effects, mostly offset by benefits from organic net sales growth, cost savings and lower input costs.
Net sales in North America increased 1 percent. Sales volumes increased 2 percent, primarily due to growth in wipers, while unfavorable currency effects decreased net sales by 1 percent.
Net sales in developing and emerging markets decreased 15 percent, including a 21 percent decrease from unfavorable changes in currency rates. Volumes increased by 2 percent and the combined impact of changes in net selling prices and product mix improved net sales by 4 percent.
Net sales in developed markets outside North America were down 13 percent. Unfavorable changes in currency rates decreased net sales by 13 percent. Sales volumes increased 1 percent, while the combined impact of changes in overall net selling prices and product mix reduced net sales 1 percent.

2015		2014	2013
Net Sales	$3,219	$3,388	$3,323
Operating Profit	$590	$604	$605

		PERCENT CHANGE
Net Sales		2015 vs. 2014	2014 vs. 2013
Volume		2	3
Restructuring		—	—
Net Price		—	1
Mix/Other(a)		2	—
Currency		(9)	(2)
Total		(5.0)	2.0

Operating Profit
Volume		3	5
Net Price		1	3
Input Costs		3	(8)
Cost Savings		7	5
Currency Translation		(13)	(3)
Other		(3)	(2)
Total		(2.3)	(0.2)
(a)Mix/Other includes rounding
2014 vs. 2013
In 2014, net sales of $3.4 billion increased 2 percent compared to 2013. Sales volumes increased 3 percent, and net selling prices improved by 1 percent. The impact of currency rates on net sales was unfavorable by 2 percent. Operating profit of $604 was essentially even with the prior year. The comparison benefited from sales volume growth, higher net selling prices and cost savings, offset by input cost inflation and unfavorable currency effects.
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

21	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Defined Benefit Pension Plan Changes
Effective January 2015, the U.S. pension plan was amended to include a lump-sum pension benefit payout option for certain plan participants. In addition, in April 2015, the U.S. pension plan completed the purchase of group annuity contracts that transferred to two insurance companies the pension benefit obligations totaling $2.5 billion for approximately 21,000 Kimberly-Clark retirees in the United States. As a result of these changes, we recognized pension settlement-related charges of $0.8 billion after tax ($1.4 billion pre-tax in other (income) and expense, net) during 2015, mostly in the second quarter. In 2015, we made cash contributions of $484 to our pension trusts, of which $410 relates to the changes in the U.S. plan.
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
The restructuring is expected to be completed by the end of 2016, with total costs anticipated to be $130 to $160 after tax ($190 to $230 pre-tax). Cash costs are projected to be approximately 80 percent of the total charges. Cumulative pre-tax savings from the restructuring are expected to be $120 to $140 by the end of 2017, and were $70 by the end of 2015. The restructuring is expected to impact all of our business segments and our organizations in all major geographies.
During 2015, $63 of pre-tax charges were recognized for the organization restructuring, including $23 recorded in cost of products sold and $40 recorded in marketing, research and general expenses, primarily for workforce reductions. A related benefit of $21 was recorded in provision for income taxes. During 2014, $133 of pre-tax charges were recognized for the organization restructuring, including $40 recorded in cost of products sold and $93 recorded in marketing, research and general expenses, primarily for workforce reductions. A related benefit of $38 was recorded in provision for income taxes.
European Strategic Changes
In 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. We exited the diaper category in that region, with the exception of the Italian market, and divested or exited some lower-margin businesses, mostly in consumer tissue, in certain markets. The changes primarily affected our consumer businesses, with a modest impact on KCP. The impacted businesses generated annual net sales of approximately $0.5 billion and negligible operating profit. As a result of the restructuring activities, compared to 2012, annual net sales in 2014 and 2013 were decreased by $500 and $350, respectively.
Restructuring actions related to the strategic changes involved the sale or closure of five of our European manufacturing facilities and streamlining of our administrative organization. The restructuring actions commenced in 2012 and were completed by December 31, 2014. The restructuring resulted in cumulative pre-tax charges of $413 ($338 after tax) over that period.
For information on the charges by year, see Item 8, Note 4 to the Consolidated Financial Statements.
Venezuela Charges
Effective December 31, 2015, we deconsolidated the assets and liabilities of our business in Venezuela from our consolidated balance sheet and moved to the cost method of accounting for our operations in that country. The change reflects the continued deterioration of conditions in the country, including a slowdown in the availability of foreign exchange, and resulted in an after tax charge of $102 in the fourth quarter of 2015. Beginning in the first quarter of 2016, we will no longer include the results of our Venezuelan business in our consolidated financial statements. We also recorded nondeductible charges of $45 and $462, and pre-tax charges of $36 (after-tax of $26), related to the remeasurement of the Venezuelan balance sheet in 2015, 2014 and 2013 respectively. For information on the charges by year, see Item 8, Note 1 to the Consolidated Financial Statements.

22	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Unaudited Quarterly Data

	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$4,539	$4,718	$4,643	$4,691	$4,828	$5,056	$4,953	$4,887
Gross profit	1,626	1,682	1,657	1,659	1,553	1,765	1,700	1,665
Operating profit (loss)	630	779	(544)	748	158	877	775	711
Income (loss) from continuing operations	344	529	(293)	486	(48)	581	522	490
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	(15)	1	8	56
Net income (loss)	344	529	(293)	486	(63)	582	530	546
Net income (loss) attributable to Kimberly-Clark Corporation	333	517	(305)	468	(83)	562	509	538
Earnings (loss) per share - Diluted
Continuing operations	0.91	1.41	(0.83)	1.27	(0.18)	1.49	1.32	1.26
Discontinued operations	—	—	—	—	(0.04)	—	0.02	0.15
Net income (loss)	0.91	1.41	(0.83)	1.27	(0.22)	1.50	1.35	1.41
Cash dividends declared per share	0.88	0.88	0.88	0.88	0.84	0.84	0.84	0.84
Market price per share
High	129.89	117.95	113.45	119.01	118.83	114.45	113.93	111.71
Low	107.79	103.04	104.53	103.67	103.88	103.50	108.02	102.81
Close	127.30	109.04	105.97	107.11	115.54	107.57	111.22	110.25
Historical market prices do not reflect any adjustment for the impact of the spin-off of our health care business completed on October 31, 2014.
Income (loss) from continuing operations was impacted by the $102 after tax charge ($108 pre-tax) to deconsolidate our Venezuelan operations and a charge of $49 related to prior years for uncertain tax positions for certain international operations in the fourth quarter of 2015, and charges related to pension settlements of $0.8 billion after tax ($1.4 billion pre-tax) primarily in the second quarter of 2015. Income (loss) from continuing operations was impacted by a nondeductible charge of $462 in the fourth quarter of 2014 for the remeasurement of the Venezuelan balance sheet as of December 31, 2014.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2.3 billion in 2015 compared to $2.8 billion in 2014. The decrease was driven by higher pension contributions in conjunction with the transfer of the pension benefit obligations to two insurance companies in the second quarter of 2015, the spin-off of the health care business in the fourth quarter of 2014 and increased operating working capital. Cash provided by operations of $2.8 billion in 2014 decreased compared to $3.0 billion in 2013 due to higher tax payments and transaction costs for the health care spin-off, partially offset by lower payments for restructuring items.

23	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2016	2017	2018	2019	2020	2021+
Long-term debt	$6,720	$598	$964	$933	$308	$755	$3,162
Interest payments on long-term debt	2,693	280	254	205	158	144	1,652
Operating leases	545	142	115	86	67	53	82
Unconditional purchase obligations	1,314	698	170	139	144	156	7
Open purchase orders	1,435	1,373	54	4	2	1	1
Total contractual obligations	$12,707	$3,091	$1,557	$1,367	$679	$1,109	$4,904

•	Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2015.

•
The unconditional purchase obligations are for the purchase of raw materials, primarily superabsorbent materials, pulp and utilities. Although we are primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, we believe exposure to losses, if any, under these arrangements is not material.

•	The open purchase orders displayed in the table represent amounts for goods and services we have negotiated for delivery.
The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:

•	We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute up to $100 to these plans in 2016.

•
Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations ranging from $51 in 2016 to more than $58 by 2025.

•	Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.

•	Potential estimated redemption price of $38 for the redeemable preferred securities related to our subsidiary in Central America as the timing of such redemption is unknown.
Investing
Our capital spending was $1.1 billion in 2015 and $1.0 billion in 2014. We expect capital spending to be $950 to $1,050 in 2016.
Financing
In August 2015, we issued $250 aggregate principal amount of 2.15% notes due August 2020 and $300 aggregate principal amount of 3.05% notes due August 2025. Proceeds from the offering were used to repay $300 of notes due in August 2015 and to pay down a portion of our outstanding commercial paper balance.
In February 2015, we issued $250 aggregate principal amount of 1.85% notes due March 2020 and $250 aggregate principal amount of 2.65% notes due March 2025. Proceeds from the offering were used for general corporate purposes, including pension contribution payments.
In 2015, at our election, we redeemed $200 of dealer remarketable securities.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $1,071 as of December 31, 2015 (included in debt payable within one year on the Consolidated Balance Sheet). The average month-end balance of short-term debt for the fourth quarter of 2015 was $971 and for the twelve months ended December 31, 2015 was $993. These short-term borrowings provide supplemental funding for supporting

24	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At December 31, 2015, total debt was $7.8 billion compared to $7.0 billion at December 31, 2014.
We maintain a $2.0 billion revolving credit facility which expires in 2019. This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We paid $1.3 billion in dividends in 2015. We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2015, we repurchased 7.1 million shares of our common stock at a cost of $800 through a broker in the open market. In addition, we acquired the remaining interest in our subsidiary in Israel for $151. We are targeting full-year 2016 share repurchases of $600 to $900, subject to market conditions.
Management believes that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, payment of dividends, pension plan contributions and other needs for the foreseeable future. Further, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall business, liquidity, financial condition or results of operations for the foreseeable future.
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
Sales Incentives and Trade Promotion Allowances
Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, end-of-aisle or in-store product displays and other activities conducted by our customers to promote our products. Rebate and promotion accruals are based on estimates of the quantity of customer sales and the promotion accruals also consider estimates of the number of consumer coupons that will be redeemed, timing of promotional activities and forecasted costs for activities within the promotional programs. Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories. Our related accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements.
Employee Postretirement Benefits
Pension Plans
We have defined benefit pension plans in the United States and the United Kingdom (the "Principal Plans") and/or defined contribution retirement plans covering substantially all regular employees. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. Effective January 2015, the U.S. pension plan was amended to include a lump-sum pension benefit payout option for certain plan participants. In addition, in April 2015, the U.S. pension plan completed the purchase of group annuity contracts that transferred to two insurance companies the pension benefit obligations totaling $2.5 billion for approximately 21,000 Kimberly-Clark retirees in the United States. As a result of these changes, we recognized pension settlement-related charges of $0.8 billion after tax ($1.4 billion pre-tax in other (income) and expense, net) during the twelve months ended December 31, 2015, mostly in the second quarter. During 2015, we made cash contributions of $484 to our pension trusts, of which $410 relates to the changes to the U.S. plan. Our related accounting policies and account balances are discussed in Item 8, Note 9 to the Consolidated Financial Statements.
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

25	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

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
As of December 31, 2015, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $1.4 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the "corridor" as required. If the expected long-term rates of return on assets for the Principal Plans were lowered by 0.25 percent, the impact on annual pension expense would not be material in 2016.

•
Discount rate. The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2015 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the U.K. plan, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. If the discount rate assumptions for these same plans were reduced by 0.25 percent, the increase in annual pension expense would not be material in 2016, and the December 31, 2015 pension liability would increase by about $127.

•	Other assumptions. There are a number of other assumptions involved in the calculation of pension expense and benefit obligations, primarily related to participant demographics and benefit elections.
Pension expense for defined benefit pension plans is estimated to approximate $75 in 2016. Pension expense beyond 2016 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
Other Postretirement Benefit Plans
Substantially all U.S. retirees and employees have access to our unfunded healthcare and life insurance benefit plans. Changes in significant assumptions could affect the consolidated expense and benefit obligations, particularly the discount rates used to calculate the obligations and the healthcare cost trend rate:

•
Discount rate. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above, and the methodology for each country is the same as the methodology used to determine the discount rate for that country's pension obligation. If the discount rate assumptions for these plans were reduced by 0.25 percent, there would be no impact to 2016 other postretirement benefit expense and the increase in the December 31, 2015 benefit liability would not be material. The discount rates displayed for the two types of obligations for our consolidated operations may appear different due to the unique benefit payments of the plans.

•
Healthcare cost trend rate. The healthcare cost trend rate is based on a combination of inputs including our recent claims history and insights from external advisers regarding recent developments in the healthcare marketplace, as well as projections of future trends in the marketplace.

Our related accounting policies, account balances and the effects of a one percentage point change in the healthcare cost trend rate are discussed in Item 8, Note 9 to the Consolidated Financial Statements.
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

26	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

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

•
Unremitted earnings. As of December 31, 2015, U.S. income taxes and foreign withholding taxes have not been provided on approximately $8.8 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities or if we were to sell our stock in the subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination, as appropriate.

•
Uncertain tax positions. We record our global tax provision based on the respective tax rules and regulations for the jurisdictions in which we operate. Where we believe that a tax position is supportable for income tax purposes, the item is included in our income tax returns. Where treatment of a position is uncertain, a liability is recorded based upon the expected most likely outcome taking into consideration the technical merits of the position based on specific tax regulations and facts of each matter. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities or the expiration of the statute of limitations. In the fourth quarter of 2015, we updated our assessment of uncertain tax positions for certain international operations and, as a result, recorded a charge of $49 related to prior years in provision for income taxes. We currently believe that the ultimate resolution of matters subject to administrative appeals, litigation or other uncertainty, individually or in the aggregate, will not have a material effect on our business, financial condition, results of operations or liquidity.

Our income tax related accounting policies, account balances and matters affecting income taxes are discussed in Item 8, Note 14 to the Consolidated Financial Statements.
Legal Matters
See Item 8, Note 12 to the Consolidated Financial Statements for information on legal matters.
New Accounting Standards
See Item 8, Note 1 to the Consolidated Financial Statements for a description of new accounting standards and their anticipated effects on our Consolidated Financial Statements.
Business Outlook
In 2016, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2016, we expect adjusted earnings per share in a range of $5.95 to $6.15. This excludes expected 2014 Organization Restructuring charges equivalent to $0.06 to $0.03. Our adjusted earnings per share guidance is based on the assumptions described below:

•	Growth in sales volumes, net selling prices and product mix is expected to be in the combined 3 to 5 percent range.

•
We expect net sales to be negatively impacted by unfavorable foreign currency exchange rates of 5 to 6 percent. We also expect unfavorable foreign currency translation effects to negatively impact operating profit growth by 5 to 6 percent. Currency transaction effects are also anticipated to negatively impact operating profit.

•	We anticipate the net impact of changes in commodity costs to be between deflation of $100 and $50 of inflation.

•	We plan to achieve cost savings of at least $350 from our FORCE program, and at least $50 from the 2014 Organization Restructuring.

•	We anticipate that advertising spending will be similar to, or up slightly, as a percentage of net sales to support targeted growth initiatives, brand building and innovation activities.

•	We expect the adjusted effective tax rate to be between 30.5 and 32.5 percent.

27	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

•	Our share of net income from equity companies is expected to be similar to, or up somewhat, compared to 2015.

•	We anticipate capital spending to be in a $950 to $1,050 range and share repurchases to total $600 to $900, subject to market conditions.

•	We expect to contribute up to $100 to our defined benefit pension plans and to increase our quarterly dividend mid-single digits effective April 2016, subject to approval by the Board of Directors.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated costs, scope, timing and financial and other effects of the 2014 Organization Restructuring, the anticipated cost savings from the company’s FORCE program, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, cost savings and reductions, net sales, anticipated currency rates and exchange risks, raw material, energy and other input costs, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
Foreign Currency Risk
A portion of our foreign currency risk is managed by the systematic use of foreign currency forward and swap contracts. The use of these instruments allows the management of transactional exposures to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure.
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

28	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

As of December 31, 2015, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would not be material to our consolidated financial position, results of operations or cash flows. This hypothetical loss on transactional exposures is based on the difference between the December 31, 2015 rates and the assumed rates.
The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. As of December 31, 2015, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $700. These hypothetical adjustments in UTA are based on the difference between the December 31, 2015 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2015, the debt portfolio was composed of approximately 29 percent variable-rate debt and 71 percent fixed-rate debt.
Two separate tests are performed to determine whether changes in interest rates would have a significant effect on our financial position or future results of operations. Both tests are based on consolidated debt levels at the time of the test. The first test estimates the effect of interest rate changes on fixed-rate debt. Interest rate changes would result in increases or decreases in the market value of fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to fixed-rate debt outstanding at December 31, 2015, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $186, which would not have a significant impact on our financial statements as we do not record debt at fair value. The second test estimates the potential effect on future pre-tax income that would result from increased interest rates applied to our current level of variable-rate debt. With respect to variable-rate debt, a 10 percent increase in interest rates would not have a material effect on the future results of operations or cash flows.
Commodity Price Risk
We are subject to commodity price risk, the most significant of which relates to the price of pulp. Selling prices of tissue products are influenced, in part, by the market price for pulp. As previously discussed under Item 1A, "Risk Factors," increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. Derivative instruments have not been used to manage these risks.
Our energy, manufacturing and transportation costs are affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. As previously discussed under Item 1A, "Risk Factors," there can be no assurance we will be fully protected against substantial changes in the price or availability of energy sources. In addition, we are subject to price risk for utilities and manufacturing inputs, used in our manufacturing operations. Derivative instruments are used in accordance with our risk management policy to hedge a limited portion of the price risk.

29	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
(Millions of dollars, except per share amounts)	2015	2014	2013
Net Sales	$18,591	$19,724	$19,561
Cost of products sold	11,967	13,041	12,952
Gross Profit	6,624	6,683	6,609
Marketing, research and general expenses	3,443	3,709	3,699
Other (income) and expense, net	1,568	453	7
Operating Profit	1,613	2,521	2,903
Interest income	17	18	20
Interest expense	(295)	(284)	(282)
Income From Continuing Operations Before Income Taxes and Equity Interests	1,335	2,255	2,641
Provision for income taxes	(418)	(856)	(828)
Income From Continuing Operations Before Equity Interests	917	1,399	1,813
Share of net income of equity companies	149	146	205
Income From Continuing Operations	1,066	1,545	2,018
Income from discontinued operations, net of income taxes	—	50	203
Net Income	1,066	1,595	2,221
Net income attributable to noncontrolling interests in continuing operations	(53)	(69)	(79)
Net Income Attributable to Kimberly-Clark Corporation	$1,013	$1,526	$2,142

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic
Continuing operations	$2.78	$3.94	$5.05
Discontinued operations	—	0.13	0.53
Net income	$2.78	$4.07	$5.58

Diluted
Continuing operations	$2.77	$3.91	$5.01
Discontinued operations	—	0.13	0.52
Net income	$2.77	$4.04	$5.53

Cash Dividends Declared	$3.52	$3.36	$3.24

See Notes to Consolidated Financial Statements.

30	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
(Millions of dollars)	2015	2014	2013
Net Income	$1,066	$1,595	$2,221
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(922)	(835)	(494)
Employee postretirement benefits	942	(275)	302
Other	5	20	17
Total Other Comprehensive Income (Loss), Net of Tax	25	(1,090)	(175)
Comprehensive Income	1,091	505	2,046
Comprehensive income attributable to noncontrolling interests	(33)	(57)	(87)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$1,058	$448	$1,959

See Notes to Consolidated Financial Statements.

31	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31
(Millions of dollars)	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$619	$789
Accounts receivable, net	2,281	2,223
Inventories	1,909	1,892
Other current assets	617	655
Total Current Assets	5,426	5,559
Property, Plant and Equipment, Net	7,104	7,359
Investments in Equity Companies	247	257
Goodwill	1,446	1,628
Other Assets	619	723
TOTAL ASSETS	$14,842	$15,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,669	$1,326
Trade accounts payable	2,612	2,616
Accrued expenses	1,750	1,974
Dividends payable	318	310
Total Current Liabilities	6,349	6,226
Long-Term Debt	6,106	5,630
Noncurrent Employee Benefits	1,137	1,693
Deferred Income Taxes	766	587
Other Liabilities	380	319
Redeemable Preferred Securities of Subsidiaries	64	72
Stockholders' Equity (Deficit)
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 and 428.6 million shares at December 31, 2015 and 2014, respectively	473	536
Additional paid-in capital	609	632
Common stock held in treasury, at cost - 17.7 and 63.3 million shares at December 31, 2015 and 2014, respectively	(2,972)	(5,597)
Retained earnings	4,994	8,470
Accumulated other comprehensive income (loss)	(3,278)	(3,312)
Total Kimberly-Clark Corporation Stockholders' Equity (Deficit)	(174)	729
Noncontrolling Interests	214	270
Total Stockholders' Equity	40	999
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,842	$15,526

See Notes to Consolidated Financial Statements.

32	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Millions of dollars, shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount		Shares	Amount

Balance at December 31, 2012	428,597	$536	$481	39,322	$(2,796)	$8,823	$(2,059)	$302
Net income in stockholders' equity	—	—	—	—	—	2,142	—	48
Other comprehensive income, net of tax
Unrealized translation	—	—	—	—	—	—	(499)	5
Employee postretirement benefits	—	—	—	—	—	—	298	4
Other	—	—	—	—	—	—	18	(1)
Stock-based awards exercised or vested	—	—	(33)	(4,108)	264	—	—	—
Income tax benefits on stock-based compensation	—	—	46	—	—	—	—	—
Shares repurchased	—	—	—	12,584	(1,214)	—	—	—
Recognition of stock-based compensation	—	—	92	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,244)	—	(39)
Other	—	—	8	—	—	(7)	—	(35)
Balance at December 31, 2013	428,597	536	594	47,798	(3,746)	9,714	(2,242)	284
Net income in stockholders' equity	—	—	—	—	—	1,526	—	39
Other comprehensive income, net of tax
Unrealized translation	—	—	—	—	—	—	(819)	(15)
Employee postretirement benefits	—	—	—	—	—	—	(278)	3
Other	—	—	—	—	—	—	19	1
Stock-based awards exercised or vested	—	—	(54)	(2,783)	180	—	—	—
Income tax benefits on stock-based compensation	—	—	32	—	—	—	—	—
Shares repurchased	—	—	—	18,246	(2,031)	—	—	—
Recognition of stock-based compensation	—	—	52	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,256)	—	(43)
Spin-off of health care business	—	—	—	—	—	(1,505)	9	—
Other	—	—	8	—	—	(9)	(1)	1
Balance at December 31, 2014	428,597	536	632	63,261	(5,597)	8,470	(3,312)	270
Net income in stockholders' equity	—	—	—	—	—	1,013	—	48
Other comprehensive income, net of tax
Unrealized translation	—	—	—	—	—	—	(905)	(17)
Employee postretirement benefits	—	—	—	—	—	—	945	(3)
Other	—	—	—	—	—	—	5	—
Stock-based awards exercised or vested	—	—	(47)	(2,888)	186	—	—	—
Income tax benefits on stock-based compensation	—	—	32	—	—	—	—	—
Shares repurchased	—	—	—	7,364	(833)	—	—	—
Shares retired	(50,000)	(63)	—	(50,000)	3,272	(3,209)	—	—
Recognition of stock-based compensation	—	—	75	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,280)	—	(36)
Shares purchased from noncontrolling interest	—	—	(94)	—	—	—	(12)	(45)
Other	—	—	11	—	—	—	1	(3)
Balance at December 31, 2015	378,597	$473	$609	17,737	$(2,972)	$4,994	$(3,278)	$214
See Notes to Consolidated Financial Statements.

33	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
(Millions of dollars)	2015	2014	2013
Operating Activities
Net income	$1,066	$1,595	$2,221
Depreciation and amortization	746	862	863
Asset impairments	22	42	45
Stock-based compensation	75	52	92
Deferred income taxes	(255)	63	151
Net (gains) losses on asset dispositions	17	21	11
Equity companies' earnings (in excess of) less than dividends paid	(10)	28	(36)
(Increase) decrease in operating working capital	(445)	(176)	(158)
Postretirement benefits	930	(102)	(158)
Charges related to Venezuelan Operations	153	462	36
Other	7	(2)	(27)
Cash Provided by Operations	2,306	2,845	3,040
Investing Activities
Capital spending	(1,056)	(1,039)	(953)
Acquisitions of businesses	—	—	(32)
Proceeds from dispositions of property	27	38	129
Proceeds from sales of investments	—	127	26
Investments in time deposits	(146)	(151)	(93)
Maturities of time deposits	164	239	94
Other	(39)	16	(15)
Cash Used for Investing	(1,050)	(770)	(844)
Financing Activities
Cash dividends paid	(1,272)	(1,256)	(1,223)
Change in short-term debt	303	721	(287)
Debt proceeds	1,100	1,257	890
Debt repayments	(553)	(123)	(544)
Redemption of redeemable preferred securities of subsidiary	—	(500)	—
Cash paid on redeemable preferred securities of subsidiaries	(3)	(34)	(27)
Proceeds from exercise of stock options	140	127	232
Acquisitions of common stock for the treasury	(861)	(1,939)	(1,216)
Cash transferred to Halyard Health, Inc. related to spin-off	—	(120)	—
Shares purchased from noncontrolling interest	(151)	—	—
Other	(1)	(26)	(10)
Cash Used for Financing	(1,298)	(1,893)	(2,185)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(128)	(447)	(63)
Increase (Decrease) in Cash and Cash Equivalents	(170)	(265)	(52)
Cash and Cash Equivalents - Beginning of Year	789	1,054	1,106
Cash and Cash Equivalents - End of Year	$619	$789	$1,054

See Notes to Consolidated Financial Statements.

34	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

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
In 2014, we completed the spin-off of our health care business, creating a stand-alone, publicly traded health care company, Halyard Health, Inc. ("Halyard"), by distributing 100 percent of the outstanding shares of Halyard to holders of our common stock. See Note 3 for more information. The spun-off health care business is presented as discontinued operations on the Consolidated Income Statement for all periods presented. The health care business' balance sheet, other comprehensive income and cash flows are included within our Consolidated Balance Sheet, Consolidated Statement of Stockholders' Equity, Consolidated Statement of Comprehensive Income and Consolidated Cash Flow Statement through October 31, 2014.
Accounting for Venezuelan Operations
Prior to December 31, 2015, we accounted for our operations in Venezuela using highly inflationary accounting. Since February 2013, the Central Bank of Venezuela's regulated currency exchange system rate has been 6.3 bolivars per U.S. dollar. During March 2013, the Venezuelan government announced a complementary currency exchange system, SICAD. In February 2014, the president of Venezuela announced that another floating rate exchange system (referred to as SICAD II) would be initiated. On February 10, 2015, the Venezuelan government announced the addition of a new foreign currency exchange system referred to as the Marginal Currency System, or SIMADI, along with the elimination of the SICAD II system.
We have historically measured results in Venezuela at the rate in which we transact our business. We have qualified for access to the official exchange rate because we manufacture and sell price-controlled products. Since March 2013, exchange transactions have taken place through letters of credit which resulted in an effective exchange rate of 6.3 bolivars per U.S. dollar and through approved transactions using the regulated currency exchange system, which were also at a 6.3 exchange rate. To date, we have not been invited to participate in SICAD, and currency exchanges obtained using the SIMADI system have been minimal. The SIMADI exchange rate at December 31, 2015 was 199 bolivars per U.S. dollar.
We continued to measure results at the 6.3 rate through December 31, 2014; however, given the level of uncertainty and lack of liquidity in Venezuela, we remeasured our local currency-denominated balance sheet as of December 31, 2014 at the year-end floating SICAD II exchange rate of 50 bolivars per U.S. dollar as we believed this was the most accessible rate available in the  absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a nondeductible charge of $462 of which $421 is recorded in other (income) and expense, net and $41 is recorded in cost of products sold for the year ended December 31, 2014.
With the elimination of SICAD II in February 2015, we remeasured our local currency-denominated balance sheet during the first quarter of 2015 at the applicable floating SIMADI exchange rate as we believed this was the most accessible rate available to us in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a nondeductible charge of $45 in the Consolidated Income Statement for the three months ended March 31, 2015, with $5 recorded in cost of products sold and $40 recorded in other (income) and expense, net. We continued to use the applicable floating SIMADI exchange rate to measure our results of operations for the remainder of 2015. Remeasurement charges since March 31, 2015 were not significant.
As a result of the continued deterioration of conditions in the country, including a slowdown in the availability of foreign exchange, we concluded that we no longer meet the accounting criteria for control over our business in Venezuela and we deconsolidated our Venezuelan operations on December 31, 2015. As a result of deconsolidating our Venezuelan operations, we recorded an after tax charge of $102, $108 pre-tax, in other (income) and expense, net in the fourth quarter of 2015. This charge included the write-off of our investment in our Venezuelan operations, related unrealized translation adjustments and elimination of intercompany

35	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

amounts. Beginning in the first quarter of 2016, we will no longer include the results of our Venezuelan business in our consolidated financial statements.
Net sales of K-C Venezuela represented approximately 3 percent and 2 percent of consolidated net sales for the years ended December 31, 2014 and 2013, respectively, and were insignificant in 2015.
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
Inventories and Distribution Costs
Most U.S. inventories are valued at the lower of cost, using the Last-In, First-Out ("LIFO") method, or market.  The balance of the U.S. inventories and inventories of consolidated operations outside the U.S. are valued at the lower of cost and net realizable value using either the First-In, First-Out ("FIFO") or weighted-average cost methods.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Distribution costs are classified as cost of products sold.
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

36	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

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
Sales Incentives and Trade Promotion Allowances
The cost of promotion activities provided to customers is classified as a reduction in sales revenue. In addition, the estimated redemption value of consumer coupons is recorded at the time the coupons are issued and classified as a reduction in sales revenue. Rebate and promotion accruals are based on estimates of the quantity of customer sales and the promotion accruals also consider estimates of the number of consumer coupons that will be redeemed, timing of promotional activities and forecasted costs for activities within the promotional programs.
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

37	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

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
New Accounting Standards
In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory.  This ASU changes the measurement principle for inventories valued under the FIFO or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This ASU does not change the measurement principles for inventories valued under the LIFO method.  We adopted this ASU on September 30, 2015.  The adoption of this ASU did not have a material effect on our Consolidated Financial Statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under ASU 2015-17, a reporting entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. Current guidance requiring the offsetting of deferred tax assets and liabilities of a tax-paying component of an entity and presentation as a single noncurrent amount is not affected. This ASU is effective for public business entities issuing financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. Entities may apply the update prospectively to all deferred tax assets and liabilities and taxes, or retrospectively for all periods presented. The effects of this update on our financial position, results of operations and cash flows are not expected to be material.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The update significantly revises an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The update will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The effects of this update on our financial position, results of operations and cash flows are not expected to be material.
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

38	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Charges were recorded in the following income statement line items:

	Year Ended December 31
	2015	2014
Cost of products sold	$23	$40
Marketing, research and general expenses	40	93
Provision for income taxes	(21)	(38)
Net charges	$42	$95
Cash payments of $86 were made during 2015 related to the restructuring. Cash payments in 2014 were not material.

Note 3.    Spin-Off of Health Care Business and Related Costs
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
The results of the health care discontinued operations exclude certain corporate costs which were allocated to the health care segment historically and we expect to continue to incur these costs after the spin-off. These include costs related to supply chain, finance, legal, information technology, human resources, compliance, shared services, insurance, employee benefits and incentives, and stock-based compensation. On a pre-tax basis, these costs were $70 for the ten months ended October 31, 2014 and $85 in 2013.
To evaluate, plan and execute the spin-off, we incurred $157 of pre-tax charges ($138 after tax) in transaction and related costs, including the exit of one of Halyard's health care glove manufacturing facilities in Thailand and outsourcing of the related production. These charges and the related tax impact are recorded in Income from discontinued operations, net of income taxes.
In order to implement the spin-off, we entered into certain agreements with Halyard to effect our legal and structural separation; govern the relationship between us; and allocate various assets, liabilities and obligations between us, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities. We also entered into a transition services agreement with Halyard, whereby we provided certain administrative and other services for a limited time, a tax matters agreement, an employee matters agreement, intellectual property agreements, manufacturing and supply agreements, distribution agreements and non-competition agreements.

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
Restructuring actions related to the strategic changes involved the sale or closure of five of our European manufacturing facilities and streamlining of our administrative organization. After tax charges of $30 and $66 were incurred in connection with the European strategic changes in 2014 and 2013, respectively. Cumulative pre-tax charges between 2012 and 2014 for these strategic changes were $413 ($338 after tax). Cash payments of $41 and $156 were made during 2014 and 2013, respectively, related to the restructuring.

Note 5.    Fair Value Information
The following fair value information is based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels in the hierarchy used to measure fair value are:
Level 1—Unadjusted quoted prices in active markets accessible at the reporting date for identical assets and liabilities.

39	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

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
During 2015 and 2014, there were no significant transfers among level 1, 2 or 3 fair value determinations.
Company-owned life insurance ("COLI") assets and derivative assets and liabilities are measured on a recurring basis at fair value. COLI assets were $57 and $58 at December 31, 2015 and 2014, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The fair value of the COLI policies is considered a level 2 measurement and is derived from investments in a mix of money market, fixed income and equity funds managed by unrelated fund managers. At December 31, 2015 and 2014, derivative assets were $56 and $54, respectively, and derivative liabilities were $42 and $112, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 13.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2015		December 31, 2014
Assets
Cash and cash equivalents(a)	1	$619	$619	$789	$789
Time deposits and other(b)	1	124	124	130	130
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	1,071	1,071	777	777
Long-term debt(d)	2	6,704	7,300	6,179	6,963
Redeemable preferred securities of subsidiaries(e)	3	64	64	72	72

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

40	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Note 6.    Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows:

	Personal Care	Consumer Tissue	K-C Professional	Health Care Business	Total
Balance at December 31, 2013	$684	$641	$424	$1,432	$3,181
Currency and other	(59)	(47)	(15)	(3)	(124)
Spin-off of health care business	—	—	—	(1,429)	(1,429)
Balance at December 31, 2014	625	594	409	—	1,628
Currency and other	(92)	(70)	(20)	—	(182)
Balance at December 31, 2015	$533	$524	$389	$—	$1,446
Intangible assets subject to amortization consist of the following at December 31:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$109	$77	$117	$79
Patents and developed technologies	47	11	49	9
Other	60	34	64	33
Total	$216	$122	$230	$121

Note 7.    Debt and Redeemable Preferred Securities of Subsidiaries
Long-term debt is composed of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2015	2014
Notes and debentures	4.3%	2016 - 2045	$6,396	$5,656
Dealer remarketable securities	—	—	—	200
Industrial development revenue bonds	0.1%	2018 - 2034	264	261
Bank loans and other financings in various currencies	8.1%	2016 - 2025	44	62
Total long-term debt			6,704	6,179
Less current portion			598	549
Long-term portion			$6,106	$5,630
Scheduled maturities of long-term debt for the next five years are $598 in 2016, $964 in 2017, $933 in 2018, $308 in 2019 and $755 in 2020.
In August 2015, we issued $250 aggregate principal amount of 2.15% notes due August 2020 and $300 aggregate principal amount of 3.05% notes due August 2025. Proceeds from the offering were used to repay $300 of notes due in August 2015 and to pay down a portion of our outstanding commercial paper balance.
In February 2015, we issued $250 aggregate principal amount of 1.85% notes due March 2020 and $250 aggregate principal amount of 2.65% notes due March 2025. Proceeds from the offering were used for general corporate purposes, including pension contribution payments.
In 2015, at our election, we redeemed $200 of dealer remarketable securities.

41	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

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
In 2014, we entered into a $2.0 billion revolving credit facility which expires in 2019.  This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
Redeemable Preferred Securities of Subsidiaries
Our subsidiary in Central America has outstanding redeemable securities that are held by a noncontrolling interest and another noncontrolling interest holds certain redeemable preferred securities issued by one of our subsidiaries in North America.  In December 2014, we redeemed $0.5 billion preferred securities in our Luxembourg-based financing subsidiary, and accordingly, the subsidiary became wholly-owned by Kimberly-Clark.

Note 8.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2015, the number of shares of common stock available for grants under the Plans aggregated 20 million shares.
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
Stock-based compensation costs of $75, $52 and $92 and related deferred income tax benefits of $29, $19 and $35 were recognized for 2015, 2014 and 2013, respectively.
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

42	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

The weighted-average fair value of options granted was estimated at $7.39, $7.89 and $7.15, in 2015, 2014 and 2013, respectively, per option on the date of grant based on the following assumptions:

	Year Ended December 31
	2015	2014	2013
Dividend yield	3.50%	3.50%	3.70%
Volatility	13.42%	13.41%	15.40%
Risk-free interest rate	1.51%	1.73%	0.87%
Expected life - years	4.8	5.0	5.1
Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2015	Weighted-Average Service Years
Nonvested stock options	$9	1.3
Restricted shares and time-vested restricted share units	5	1.9
Nonvested performance-based restricted share units	52	1.9
Excess tax benefits, resulting from tax deductions in excess of the compensation cost recognized, aggregating $37, $37 and $50 were classified as other cash inflows under Financing Activities in the Consolidated Cash Flow Statement for the years ended December 31, 2015, 2014 and 2013, respectively.
A summary of stock-based compensation is presented below:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	6,961	$82.32
Granted	1,779	110.73
Exercised	(1,941)	71.97
Forfeited or expired	(209)	103.43
Outstanding at December 31, 2015	6,590	92.35	6.76	$230
Exercisable at December 31, 2015	3,339	77.34	4.86	$167
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $83, $79 and $138, respectively.

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015	244	$86.34	1,809	$96.35
Granted	77	107.29	770	106.82
Vested	(212)	83.01	(683)	78.17
Forfeited	(7)	87.59	(135)	104.30
Nonvested at December 31, 2015	102	108.91	1,761	107.51
The total fair value of restricted share units that were distributed to participants during 2015, 2014 and 2013 was $99, $102 and $45, respectively.

43	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Note 9.    Employee Postretirement Benefits
Substantially all regular employees in the U.S. and the United Kingdom are covered by defined benefit pension plans (the "Principal Plans") and/or defined contribution retirement plans. The information presented for the Principal Plans for 2014 and 2013 also included Canada and Puerto Rico. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for our qualified defined benefit pension plans is to contribute assets at least equal in amount to regulatory minimum requirements. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded.
Substantially all U.S. retirees and employees have access to our unfunded healthcare and life insurance benefit plans. The annual increase in the consolidated weighted-average healthcare cost trend rate is expected to be 5.8 percent in 2016 and to decline to 4.6 percent in 2028 and thereafter. Assumed healthcare cost trend rates affect the amounts reported for postretirement healthcare benefit plans. A one-percentage-point change in assumed healthcare trend rates would not have a significant effect on our financial results.
Effective January 2015, the U.S. pension plan was amended to include a lump-sum pension benefit payout option for certain plan participants. In addition, in April 2015, the U.S. pension plan completed the purchase of group annuity contracts that transferred to two insurance companies the pension benefit obligations totaling $2.5 billion for approximately 21,000 Kimberly-Clark retirees in the United States. As a result of these changes, we recognized pension settlement-related charges of $0.8 billion after tax ($1.4 billion pre-tax in other (income) and expense, net) during 2015, mostly in the second quarter. In 2015, we made cash contributions of $410 related to these changes to the U.S. plan.

44	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$6,860	$6,164	$788	$761
Service cost	38	46	12	13
Interest cost	187	279	32	35
Actuarial loss (gain)	(150)	986	(53)	39
Currency and other	(139)	(207)	(8)	(4)
Benefit payments from plans	(235)	(356)	—	—
Direct benefit payments	(12)	(10)	(54)	(56)
Settlements	(2,590)	(42)	—	—
Benefit obligation at end of year	3,959	6,860	717	788
Change in Plan Assets
Fair value of plan assets at beginning of year	5,914	5,567	—	—
Actual return on plan assets	54	694	—	—
Employer contributions	484	185	—	—
Currency and other	(119)	(142)	—	—
Benefit payments	(235)	(356)	—	—
Settlements	(2,590)	(34)	—	—
Fair value of plan assets at end of year	3,508	5,914	—	—
Funded Status	$(451)	$(946)	$(717)	$(788)
Amounts Recognized in the Balance Sheet
Noncurrent asset - prepaid benefit cost	$16	$6	$—	$—
Current liability - accrued benefit cost	(11)	(13)	(50)	(51)
Noncurrent liability - accrued benefit cost	(456)	(939)	(667)	(737)
Net amount recognized	$(451)	$(946)	$(717)	$(788)
Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2015	2014	2015	2014	2015	2014
Projected benefit obligation (“PBO”)	$3,295	$6,312	$664	$548	$3,959	$6,860
Accumulated benefit obligation (“ABO”)	3,253	6,221	594	475	3,847	6,696
Fair value of plan assets	3,019	5,559	489	355	3,508	5,914
Approximately one-half of the PBO and fair value of plan assets for the Principal Plans relate to the U.S. qualified and nonqualified pension plans.

45	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2015	2014
PBO	$2,115	$4,983
ABO	2,096	4,908
Fair value of plan assets	1,696	4,111
Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2015	2014	2013	2015	2014	2013
Service cost	$38	$46	$53	$12	$13	$17
Interest cost	187	279	257	32	35	32
Expected return on plan assets(a)	(215)	(332)	(331)	—	—	—
Recognized net actuarial loss	75	100	120	—	—	3
Curtailments	—	—	(32)	—	—	—
Settlements	1,357	20	1	—	—	—
Other	(10)	(3)	1	(1)	(1)	(2)
Net periodic benefit cost	$1,432	$110	$69	$43	$47	$50

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the remeasurement date, typically the prior year-end adjusted for estimated current year cash benefit payments and contributions, by the expected long-term rate of return.

Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31

	Pension Benefits				Other Benefits
	Projected 2016	2015	2014	2013	2015	2014	2013

Discount rate	3.91%	3.86%	4.66%	4.04%	4.28%	4.97%	3.97%
Expected long-term return on plan assets	4.84%	5.21%	5.98%	6.26%	—	—	—
Rate of compensation increase	2.32%	2.63%	2.67%	2.73%	—	—	—
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	3.91%	3.83%	4.59%	4.28%
Rate of compensation increase	2.32%	2.63%	—	—

46	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate. Our 2016 target plan asset allocation for the Principal Plans is 70 percent fixed income securities and 30 percent equity securities.
The expected long-term rate of return is evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 5.35 percent in 2015 compared with 6.16 percent in 2014 and will be 5.10 percent in 2016.
Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy:

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$14	$12	$2	$—
Held through mutual and pooled funds	34	—	34	—
Fixed Income
Held directly
U.S. government and municipals	157	141	16	—
U.S. corporate debt	21	—	21	—
Held through mutual and pooled funds
U.S. government and municipals	149	—	149	—
U.S. corporate debt	623	—	623	—
International bonds	1,236	—	1,236	—
Equity
Held directly
U.S. equity	58	58	—	—
International equity	30	30	—	—
Held through mutual and pooled funds
Non-U.S. equity	67	—	67	—
Global equity	630	—	630	—
Total Plan Assets	$3,019	$241	$2,778	$—
For the U.S. pension plan, Treasury futures contracts are used when appropriate to manage duration targets.  As of December 31, 2015, the U.S. plan had Treasury futures contracts in place with a total notional value of approximately $15 and an insignificant fair value.

47	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$28	$28	$—	$—
Held through mutual and pooled funds	175	9	166	—
Fixed Income
Held directly
U.S. government and municipals	252	71	181	—
U.S. corporate debt	2,167	—	2,167	—
U.S. securitized fixed income	6	—	6	—
Held through mutual and pooled funds
U.S. corporate debt	149	—	149	—
International bonds	1,438	—	1,438	—
Multi-sector	1	1	—	—
Equity
Held directly
U.S. equity	18	18	—	—
Held through mutual and pooled funds
U.S. equity	4	4	—	—
Non-U.S. equity	106	1	105	—
Global equity	1,186	—	1,186	—
Other	29	29	—	—
Total Plan Assets	$5,559	$161	$5,398	$—
As of December 31, 2014, the U.S. pension plan had equity options in place with a total notional value of approximately $950, and the fair value of the aggregate options was an asset position of $29.  As of December 31, 2014, the U.S. plan had Treasury futures contracts in place with a total notional value of approximately $510 and an insignificant fair value.
During 2015 and 2014, the plan assets did not include a significant amount of Kimberly-Clark common stock.
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
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2015, there were no significant concentrations of equity or debt securities in any single issuer or industry.
No significant level 3 transfers (in or out) were made in 2015 or 2014.

48	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

We expect to contribute up to $100 to our defined benefit pension plans in 2016. Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2016	$217	$51
2017	234	53
2018	238	54
2019	242	56
2020	251	58
2021-2025	1,284	291
Defined Contribution Pension Plans
Our 401(k) profit sharing plan and supplemental plan provide for a matching contribution of a U.S. employee's contributions and accruals, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. We also have defined contribution pension plans for certain employees outside the U.S. Costs charged to expense for our defined contribution pension plans were $107, $121 and $117 in 2015, 2014 and 2013, respectively. Approximately one-third of these costs were for plans outside the U.S.

Note 10.    Stockholders' Equity
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

2015
Net Income Attributable to Kimberly-Clark Corporation	$1,013
Decrease in Kimberly-Clark Corporation's additional paid-in capital for acquisition	(94)
Change from net income attributable to Kimberly-Clark Corporation and transfers to noncontrolling interests	$919

49	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Accumulated Other Comprehensive Income/Loss
The changes in the components of accumulated other comprehensive income ("AOCI") attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation		Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2013	$(525)		$(1,668)		$(15)		$(34)
Other comprehensive income (loss) before reclassifications	(819)		(313)		(23)		29
(Income) loss reclassified from AOCI	—		57	(a)	1	(a)	(11)
Net current period other comprehensive income (loss)	(819)		(256)		(22)		18
Spin-off of health care business	9		—		—		—
Balance as of December 31, 2014	(1,335)		(1,924)		(37)		(16)
Other comprehensive income (loss) before reclassifications	(942)		39		35		53
(Income) loss reclassified from AOCI	37	(b)	872	(a)	(1)	(a)	(48)
Net current period other comprehensive income (loss)	(905)		911		34		5
Shares purchased from noncontrolling interests and other	(12)		—		—		1
Balance as of December 31, 2015	$(2,252)		$(1,013)		$(3)		$(10)

(a)	Included in computation of net periodic pension and postretirement benefits costs (see Note 9).

(b)	Included in other (income) and expense, net as part of the charge related to the deconsolidation of our Venezuelan operations at December 31, 2015 (see Note 1).
Included in the defined benefit pension plans and other postretirement benefit plans balances as of December 31, 2015 is $1,061 and $46 of unrecognized net actuarial loss and unrecognized net prior service credit, respectively, of which $52 and $10 pre-tax, respectively, are expected to be recognized as a component of net periodic benefit cost in 2016.

50	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, including the tax effect, are as follows:

	Year Ended December 31
	2015	2014	2013
Unrealized translation	$(882)	$(826)	$(495)
Tax effect	(23)	7	(4)
	(905)	(819)	(499)

Defined benefit pension plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	(4)	(624)	356
Amortization included in net periodic benefit cost	75	100	120
2015 U.S. plan settlements (recorded in Other (income) and expense, net)	1,355	—	—
Currency and other	42	69	(8)
	1,468	(455)	468
Unrecognized prior service cost/credit
Funded status recognition	4	42	—
Amortization included in net periodic benefit cost	(12)	(7)	(31)
Currency and other	(2)	(3)	(1)
	(10)	32	(32)
Tax effect	(547)	167	(176)
	911	(256)	260
Other postretirement benefit plans
Unrecognized net actuarial loss and transition amount	59	(36)	65
Unrecognized prior service cost/credit	(4)	—	(3)
Tax effect	(21)	14	(24)
	34	(22)	38
Cash flow hedges and other
Recognition of effective portion of hedges	66	18	37
Amortization included in net income	(53)	(5)	(10)
Currency and other	(7)	2	4
Tax effect	(1)	3	(13)
	5	18	18

Shares purchased from noncontrolling interests and other	(11)	—	—
Spin-off of health care business	—	9	—
Change in AOCI	$34	$(1,070)	$(183)
Amounts are reclassified from AOCI into cost of products sold, marketing, research and general expenses, interest expense or other (income) and expense, net, as applicable, in the Consolidated Income Statement.
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation in 2015 is primarily due to the strengthening of the U.S. dollar versus the Brazilian real, Australian dollar, euro, Canadian dollar and Colombian peso as well as most other foreign currencies. Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

51	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Note 11.    Leases and Commitments
We have entered into operating leases for certain warehouse facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year are as follows:

Year Ending December 31
2016	$142
2017	115
2018	86
2019	67
2020	53
Thereafter	82
Future minimum obligations	$545
Consolidated rental expense under operating leases was $279, $303 and $316 in 2015, 2014 and 2013, respectively.
We have entered into long-term contracts for the purchase of superabsorbent materials, pulp and certain utilities. Commitments under these contracts based on current prices are $698 in 2016, $170 in 2017, $139 in 2018, $144 in 2019, $156 in 2020, and beyond the year 2020 are not significant.
Although we are primarily liable for payments on the above-mentioned leases and purchase commitments, our exposure to losses, if any, under these arrangements is not material.

Note 12.    Legal Matters
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
We are subject to federal, state and local environmental protection laws and regulations with respect to our business operations and are operating in compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. We have been named a potentially responsible party under the provisions of the U.S. federal Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at a number of sites where hazardous substances are present. None of our compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on our business, liquidity, financial condition or results of operations.

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
Interest rate risk is managed using a portfolio of variable and fixed-rate debt composed of short and long-term instruments. Interest rate swap contracts may be used to facilitate the maintenance of the desired ratio of variable and fixed-rate debt and are designated and qualify as fair value hedges. From time to time, we also hedge the anticipated issuance of fixed-rate debt, using forward-starting swaps, and these contracts are designated as cash flow hedges.

52	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

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
Set forth below is a summary of the designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	2015	2014	2015	2014
Foreign currency exchange contracts	$56	$54	$27	$102
Commodity price contracts	—	—	15	10
Total	$56	$54	$42	$112
The derivative assets are included in the Consolidated Balance Sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At December 31, 2015, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $375. Fair value hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2015. For each of the three years ended December 31, 2015, gains or losses recognized in interest expense and the related assets and liabilities for interest rates swaps were not significant. For each of the three years ended December 31, 2015, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of December 31, 2015, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in 2016 and future periods. As of December 31, 2015, the aggregate notional values of outstanding foreign exchange derivative contracts designated as cash flow hedges was $815 and there were no outstanding interest rate derivative contracts designated as cash flow hedges. Cash flow hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2015. For each of the three years ended December 31, 2015, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecast transaction no longer being probable of occurring. At December 31, 2015, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at December 31, 2015 is December 2018.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. Losses of $188, $192 and $74 were recorded in the years ending December 31, 2015, 2014 and 2013, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At December 31, 2015, the notional amount of these undesignated derivative instruments was $2.4 billion.

53	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Note 14.    Income Taxes
An analysis of the provision for income taxes follows:

	Year Ended December 31
	2015	2014	2013
Current income taxes
United States	$223	$350	$292
State	56	48	99
Other countries	394	387	286
Total	673	785	677
Deferred income taxes
United States	(180)	67	85
State	(74)	(16)	14
Other countries	(1)	20	52
Total	(255)	71	151
Total provision for income taxes	$418	$856	$828
Income from continuing operations before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2015	2014	2013
United States	$451	$1,571	$1,557
Other countries	884	684	1,084
Total income before income taxes	$1,335	$2,255	$2,641
Deferred income tax assets and liabilities are composed of the following:

	December 31
	2015	2014
Deferred tax assets
Pension and other postretirement benefits	$682	$883
Tax credits and loss carryforwards	443	538
Other	599	667
	1,724	2,088
Valuation allowance	(274)	(215)
Total deferred tax assets	1,450	1,873

Deferred tax liabilities
Pension and other postretirement benefits	254	260
Property, plant and equipment, net	1,118	1,162
Investments in subsidiaries	186	223
Other	281	339
Total deferred tax liabilities	1,839	1,984
Net deferred tax assets (liabilities)	$(389)	$(111)

54	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Valuation allowances at the end of 2015 primarily relate to tax credits and income tax loss carryforwards of $0.8 billion. If these items are not utilized against taxable income, $357 of the loss carryforwards will expire from 2016 through 2035. The remaining $458 have no expiration date.
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
Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2015	2014	2013
U.S. statutory rate applied to income before income taxes	35.0%	35.0%	35.0%
Rate of state income taxes, net of federal tax benefit	(0.9)	0.7	2.7
Statutory rates other than U.S. statutory rate	(6.9)	(3.0)	(3.0)
Venezuela deconsolidation, balance sheet remeasurement and inflationary impacts	4.5	4.9	(0.8)
Uncertain tax positions adjustment(a)	3.7	—	—
Routine tax incentives(b)	(7.4)	(3.6)	(3.9)
Net tax cost on foreign income(b)	5.1	3.6	1.6
Other - net(c)	(1.8)	0.4	(0.2)
Effective income tax rate	31.3%	38.0%	31.4%

(a)
In the fourth quarter of 2015, we updated our assessment of uncertain tax positions for certain international operations and as a result we recorded an immaterial income tax charge of $49 related to prior years.

(b)	In 2015, we aggregated certain items to provide additional information on impacts to our effective tax rate. Prior years have been recast to conform with the 2015 presentation.

(c)	Other - net is composed of numerous items, none of which is greater than 1.75 percent of income before income taxes.
At December 31, 2015, U.S. income taxes and foreign withholding taxes have not been provided on $8.8 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities, or if we were to sell our stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation. We do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations in the foreseeable future.
Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2015	2014	2013
Balance at January 1	$416	$473	$435
Gross increases for tax positions of prior years	80	36	73
Gross decreases for tax positions of prior years	(61)	(91)	(31)
Gross increases for tax positions of the current year	59	87	37
Settlements	(63)	(77)	(35)
Other	(25)	(12)	(6)
Balance at December 31	$406	$416	$473
Of the amounts recorded as unrecognized tax benefits at December 31, 2015, $307 would reduce our effective tax rate if recognized.

55	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During each of the three years ended December 31, 2015, the net cost in interest and penalties was not significant. Total accrued penalties and net accrued interest was $40 and $28 at December 31, 2015 and 2014, respectively.
It is reasonably possible that a number of uncertainties could be resolved within the next 12 months. The aggregate resolution of the uncertainties could be up to $170, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.
As of December 31, 2015, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2012 to 2015
United Kingdom	2012 to 2015
Brazil	2010 to 2015
Korea	2014 to 2015
China	2006 to 2015
Our U.S. federal income tax returns have been audited through 2011. We have various federal income tax return positions in administrative appeals for 2004, 2005, 2007, 2010 and 2011.
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

Note 15.    Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

(Millions of shares)	2015	2014	2013
Basic	363.8	374.5	384.0
Dilutive effect of stock options and restricted share unit awards	2.5	2.9	3.3
Diluted	366.3	377.4	387.3
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of December 31, 2015, 2014 and 2013 was 360.9 million, 365.3 million and 380.8 million, respectively.

Note 16.    Business Segment Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care, Consumer Tissue and KCP. The reportable segments were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with the business segments, including the charges related to the 2014 Organization Restructuring and the European strategic changes described in Notes 2 and 4, respectively.

56	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

The principal sources of revenue in each global business segment are described below:

•
Personal Care brands offer our consumers a trusted partner in caring for themselves and their families by delivering confidence, protection and discretion through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, and other related products.  Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, DryNites, Kotex, U by Kotex, Intimus, Depend, Plenitud, Poise and other brand names.

•
Consumer Tissue offers a wide variety of innovative solutions and trusted brands that touch and improve people's lives every day.  Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Neve and other brand names.

•
K-C Professional partners with businesses to create Exceptional Workplaces, helping to make them healthier, safer and more productive through a range of solutions and supporting products such as wipers, tissue, towels, apparel, soaps and sanitizers. Our brands, including Kleenex, Scott, WypAll, Kimtech and Jackson Safety, are well-known for quality and trusted to help people around the world work better.

Net sales to Wal-Mart Stores, Inc. were approximately 14 percent in 2015, and approximately 13 percent in 2014 and 2013, of our total net sales.
Information concerning consolidated operations by business segment is presented in the following tables:
Consolidated Operations by Business Segment

	Year Ended December 31
	2015	2014	2013
NET SALES(a)
Personal Care	$9,204	$9,635	$9,536
Consumer Tissue	6,121	6,645	6,637
K-C Professional	3,219	3,388	3,323
Corporate & Other	47	56	65
TOTAL NET SALES	$18,591	$19,724	$19,561

OPERATING PROFIT(b)
Personal Care	$1,885	$1,803	$1,698
Consumer Tissue	1,073	1,062	988
K-C Professional	590	604	605
Corporate & Other(c)	(367)	(495)	(381)
Other (income) and expense, net(d)	1,568	453	7
TOTAL OPERATING PROFIT	$1,613	$2,521	$2,903

(a)	Net sales in the United States to third parties totaled $8,819, $8,573 and $8,557 in 2015, 2014 and 2013, respectively.

(b)	Segment operating profit excludes other (income) and expense, net and income and expenses not associated with the business segments.

(c)
Corporate & Other includes charges related to the 2014 Organization Restructuring of $63 and $133, and $5 and $41 related to the remeasurement of the Venezuelan balance sheet, in 2015 and 2014, respectively. Corporate & Other also includes $23 for restructuring in Turkey in 2015, and $33 and $76 related to European strategic changes in 2014 and 2013, respectively

(d)
Other (income) and expense, net for 2015 and 2014 include charges of $40 and $421, respectively, related to the remeasurement of the Venezuelan balance sheet. In addition, 2015 includes charges of $108 for the deconsolidation of our Venezuelan operations and $1,358 for charges related to pension settlements and 2014 includes a charge of $35 related to a regulatory dispute in the Middle East. The results for 2013 include a balance sheet remeasurement charge of $36 due to a devaluation of the Venezuelan bolivar and a charge of $5 for European strategic changes.

57	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

	Personal Care	Consumer Tissue	K-C Professional	Corporate & Other	Ongoing Operations	Health Care Business (Spun-off)	Consolidated Total
Depreciation and Amortization
2015	$340	$282	$121	$3	$746	$—	$746
2014	359	299	132	3	793	69	862
2013	332	318	138	4	792	71	863
Assets
2015	6,330	5,050	2,264	1,198	14,842	—	14,842
2014	6,373	5,229	2,339	1,585	15,526	—	15,526
2013	6,623	5,483	2,431	2,012	16,549	2,370	18,919
Capital Spending
2015	590	344	116	6	1,056	—	1,056
2014	501	314	143	6	964	75	1,039
2013	461	328	118	2	909	44	953

Sales of Principal Products

(Billions of dollars)	2015	2014	2013
Consumer tissue products	$6.1	$6.6	$6.6
Baby and child care products	6.6	7.0	7.0
Away-from-home professional products	3.2	3.4	3.3
All other	2.7	2.7	2.7
Consolidated	$18.6	$19.7	$19.6

Note 17.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2015	2014	2013
Advertising expense	$710	$767	$769
Research expense	324	368	333
Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation's Share of Net Income
2015	$2,255	$773	$497	$308	$149
2014	2,452	781	485	304	146
2013	2,638	950	642	426	205
	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stockholders' Equity
2015	$1,103	$993	$508	$1,068	$520
2014	1,016	1,040	690	963	403
2013	1,197	1,124	847	845	629

58	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Equity companies are principally engaged in operations in the personal care and consumer tissue businesses. At December 31, 2015, our ownership interest in Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries was 47.9%. Kimberly-Clark de Mexico, S.A.B. de C.V. is partially owned by the public, and its stock is publicly traded in Mexico. At December 31, 2015, our investment in this equity company was $179, and the estimated fair value of the investment was $2.9 billion based on the market price of publicly traded shares. Our other equity ownership interests are not significant to our consolidated balance sheet or financial results.
At December 31, 2015, unremitted net income of equity companies included in consolidated retained earnings was $1 billion.
Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, Net	2015	2014
From customers	$2,017	$2,079
Other	329	210
Less allowance for doubtful accounts and sales discounts	(65)	(66)
Total	$2,281	$2,223

	December 31
	2015			2014
Summary of Inventories by Major Class	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$100	$297	$397	$104	$322	$426
Work in process	110	93	203	120	95	215
Finished goods	525	689	1,214	511	672	1,183
Supplies and other	—	278	278	—	288	288
	735	1,357	2,092	735	1,377	2,112
Excess of FIFO or weighted-average cost over LIFO cost	(183)	—	(183)	(220)	—	(220)
Total	$552	$1,357	$1,909	$515	$1,377	$1,892
Inventories are valued at the lower of cost and net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

	December 31
Summary of Property, Plant and Equipment, Net	2015	2014
Land	$164	$177
Buildings	2,537	2,574
Machinery and equipment	13,393	13,437
Construction in progress	453	591
	16,547	16,779
Less accumulated depreciation	(9,443)	(9,420)
Total	$7,104	$7,359
Property, plant and equipment, net in the United States as of December 31, 2015 and 2014 was $3,716 and $3,685, respectively.

59	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

	December 31
Summary of Accrued Expenses	2015	2014
Accrued advertising and promotion	$339	$326
Accrued salaries and wages	392	415
Accrued rebates	229	258
Accrued taxes - income and other	329	330
Derivatives	36	113
Other	425	532
Total	$1,750	$1,974
Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Decrease (Increase) in Operating Working Capital	Year Ended December 31
	2015	2014	2013
Accounts receivable	$60	$267	$4
Inventories	(28)	12	100
Trade accounts payable	44	(30)	128
Accrued expenses	(110)	(120)	(177)
Accrued income taxes	(81)	(159)	(90)
Derivatives	(63)	103	5
Currency and other	(267)	(249)	(128)
Total	$(445)	$(176)	$(158)

	Year Ended December 31
Other Cash Flow Data	2015	2014	2013
Interest paid	$308	$300	$307
Income taxes paid	695	926	776

60	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kimberly-Clark Corporation:

We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2016 expressed an unqualified opinion on the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 11, 2016

61	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015.
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
Some financial statement amounts are based on estimates and judgments, and measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this annual report. These measures include an effective control-oriented environment in which the internal audit function plays an important role and an Audit Committee of the Board of Directors oversees the financial reporting process. The Consolidated Financial Statements have been audited by the independent registered public accounting firm, Deloitte & Touche LLP. During its audits, Deloitte & Touche LLP was given unrestricted access to all financial records, including minutes of all meetings of stockholders and our Board of Directors and all committees of our Board. Management believes that all representations made to the independent registered public accountants during their audits were valid and appropriate.
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

62	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective.
Deloitte & Touche LLP has issued its attestation report on the effectiveness of our internal control over financial reporting. That attestation report appears below.

/s/ Thomas J. Falk	/s/ Maria Henry
Thomas J. Falk	Maria Henry
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 11, 2016
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

We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

63	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Corporation as of and for the year ended December 31, 2015 and our report dated February 11, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 11, 2016

ITEM 9B.    OTHER INFORMATION
None.

64	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2016 Proxy Statement for the Annual Meeting of Stockholders (the "2016 Proxy Statement") are incorporated in this Item 10 by reference:

•	"The Nominees" under "Proposal 1. Election of Directors," which identifies our directors and nominees for our Board of Directors.

•	"Other Information-Section 16(a) Beneficial Ownership Reporting Compliance."

•	"Corporate Governance-Other Corporate Governance Policies and Practices-Code of Conduct," which describes our Code of Conduct.

•
"Corporate Governance-Stockholder Rights," "Proposal 1. Election of Directors," "Other Information-Stockholder Director Nominees for Inclusion in Next Year's Proxy Statement," and "Other Information-Stockholder Director Nominees Not Included in Next Year's Proxy Statement," which describe the procedures by which stockholders may nominate candidates for election to our Board of Directors.

•	"Corporate Governance-Board Committees-Audit Committee," which identifies members of the Audit Committee of our Board of Directors and audit committee financial experts.
Information regarding our executive officers is reported under the caption "Executive Officers of the Registrant" in Part I of this Report.

ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of the 2016 Proxy Statement captioned "Compensation Discussion and Analysis," "Compensation Tables," "Director Compensation" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the sections of the 2016 Proxy Statement captioned "Equity Compensation Plan Information" under "Proposal 4. Reapproval of Performance Goals Under the 2011 Equity Participation Plan" and "Other Information - Security Ownership Information" is incorporated in this Item 12 by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of the 2016 Proxy Statement captioned "Other Information - Transactions with Related Persons" and "Corporate Governance - Director Independence" is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the sections of the 2016 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditors" is incorporated in this Item 14 by reference.

65	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements.
The financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial statement schedules.
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

Exhibit No. (2)b.
Definitive Purchase Agreement, dated as of February 23, 2015, by and among the Corporation, The Prudential Insurance Company of America, Prudential Financial, Inc., and State Street Bank and Trust Company, as Independent Fiduciary of the Kimberly-Clark Corporation Pension Plan, incorporated by reference to Exhibit No. (2)b of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.**

Exhibit No. (2)c.
Definitive Purchase Agreement, dated as of February 23, 2015, by and among the Corporation, Massachusetts Mutual Life Insurance Company, and State Street Bank and Trust Company, as Independent Fiduciary of the Kimberly-Clark Corporation Pension Plan, incorporated by reference to Exhibit No. (2)c of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.**

Exhibit No. (3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K dated May 1, 2009.

Exhibit No. (3)b.	By-Laws, as amended December 14, 2015, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K dated December 14, 2015.

Exhibit No. (4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a.
Management Achievement Award Program, as amended and restated November 13, 2008, incorporated by reference to Exhibit No. (10)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.*

66	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated as of December 31, 2014, incorporated by reference to Exhibit No. (10)b of the Corporation's Current Report on Form 8-K dated September 17, 2014.*

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

Exhibit No. (10)e.	Letter Agreement between the Corporation and Sandra MacQuillan, incorporated by reference to Exhibit No. (10)e of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.*

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

Exhibit No. (10)k.	Letter Agreement between the Corporation and Maria Henry, incorporated by reference to Exhibit No. (10)k of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.*

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

Exhibit No. (10)n.
Form of Award Agreements under 2011 Equity Participation Plan for Nonqualified Stock Options and Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)n of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

67	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Exhibit No. (10)o.
Summary of Outside Directors' Compensation pursuant to the 2011 Outside Directors' Compensation Plan, effective January 1, 2015, incorporated by reference to Exhibit No. (10)o of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

Exhibit No. (10)p.
Severance Pay Plan, amended and restated, effective June 25, 2013, incorporated by reference to Exhibit No. (10)p of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*

Exhibit No. (10)q.
Form of Award Agreements under 2011 Equity Participation Plan for Performance Restricted Stock Units, incorporated by reference to Exhibit No. (10)n of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.*

Exhibit No. (10)t.
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

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2015, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS	XBRL Instance Document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

68	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

**
Pursuant to a request for confidential treatment, which has been granted, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934. Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission on request.

69	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 11, 2016	By:	/s/ Maria Henry
Maria Henry
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 11, 2016
Thomas J. Falk

/s/ Maria Henry	Senior Vice President and Chief Financial Officer (principal financial officer)	February 11, 2016
Maria Henry

/s/ Michael T. Azbell	Vice President and Controller (principal accounting officer)	February 11, 2016
Michael T. Azbell

Directors

John F. Bergstrom	James M. Jenness
Abelardo E. Bru	Nancy J. Karch
Robert W. Decherd	Ian C. Read
Fabian T. Garcia	Marc J. Shapiro
Mae C. Jemison	Michael D. White

By:	/s/ Thomas J. Mielke	February 11, 2016
Thomas J. Mielke Attorney-in-Fact

70	KIMBERLY-CLARK CORPORATION - 2015 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2015
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$50	$12	$(10)	$2	(b)	$50
Allowances for sales discounts	16	256	(1)	256	(c)	15
December 31, 2014
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$51	$13	$(7)	$7	(b)	$50
Allowances for sales discounts	20	265	(1)	268	(c)	16
December 31, 2013
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$60	$—	$(4)	$5	(b)	$51
Allowances for sales discounts	20	275	(1)	274	(c)	20

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2015
Deferred taxes
Valuation allowance	$215	$78	$—	$19	$274
December 31, 2014
Deferred taxes
Valuation allowance	$197	$30	$—	$12	$215
December 31, 2013
Deferred taxes
Valuation allowance	$215	$(11)	$—	$7	$197

(a)	Represents the net currency effects of translating valuation allowances at current rates of exchange.

71	KIMBERLY-CLARK CORPORATION - 2015 Annual Report