Form 10-Q
period 2016-04-22
KIMBERLY CLARK CORP
filed 2016-04-22
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 15, 2016, there were 360,127,819 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2016	2015
Net Sales	$4,476	$4,691
Cost of products sold	2,837	3,032
Gross Profit	1,639	1,659
Marketing, research and general expenses	825	849
Other (income) and expense, net	10	62
Operating Profit	804	748
Interest income	4	4
Interest expense	(76)	(72)
Income Before Income Taxes and Equity Interests	732	680
Provision for income taxes	(207)	(230)
Income Before Equity Interests	525	450
Share of net income of equity companies	35	36
Net Income	560	486
Net income attributable to noncontrolling interests	(15)	(18)
Net Income Attributable to Kimberly-Clark Corporation	$545	$468

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.51	$1.28
Diluted	$1.50	$1.27

Cash Dividends Declared	$0.92	$0.88
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2016	2015
Net Income	$560	$486
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	208	(468)
Employee postretirement benefits	(6)	8
Other	(19)	20
Total Other Comprehensive Income (Loss), Net of Tax	183	(440)
Comprehensive Income	743	46
Comprehensive income attributable to noncontrolling interests	(22)	(15)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$721	$31
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2016 Data is Unaudited)

(Millions of dollars)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$635	$619
Accounts receivable, net	2,255	2,281
Inventories	1,902	1,909
Other current assets	359	617
Total Current Assets	5,151	5,426
Property, Plant and Equipment, Net	7,188	7,104
Investments in Equity Companies	284	247
Goodwill	1,498	1,446
Other Assets	699	619
TOTAL ASSETS	$14,820	$14,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$999	$1,669
Trade accounts payable	2,442	2,612
Accrued expenses	1,618	1,750
Dividends payable	332	318
Total Current Liabilities	5,391	6,349
Long-Term Debt	6,904	6,106
Noncurrent Employee Benefits	1,167	1,137
Deferred Income Taxes	594	766
Other Liabilities	371	380
Redeemable Preferred Securities of Subsidiaries	64	64
Stockholders' Equity (Deficit)
Kimberly-Clark Corporation	109	(174)
Noncontrolling Interests	220	214
Total Stockholders' Equity	329	40
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,820	$14,842
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2016	2015
Operating Activities
Net income	$560	$486
Depreciation and amortization	172	194
Stock-based compensation	15	15
Deferred income taxes	(34)	171
Equity companies' earnings (in excess of) less than dividends paid	(30)	(35)
(Increase) decrease in operating working capital	(105)	(446)
Postretirement benefits	(16)	(414)
Charge related to Venezuelan operations	—	45
Other	(9)	4
Cash Provided by Operations	553	20
Investing Activities
Capital spending	(220)	(284)
Investments in time deposits	(59)	(46)
Maturities of time deposits	42	73
Other	8	(24)
Cash Used for Investing	(229)	(281)
Financing Activities
Cash dividends paid	(318)	(310)
Change in short-term debt	(675)	291
Debt proceeds	796	497
Debt repayments	(2)	(4)
Proceeds from exercise of stock options	31	41
Acquisitions of common stock for the treasury	(140)	(248)
Shares purchased from noncontrolling interest	—	(151)
Other	(7)	(12)
Cash (Used for) Provided by Financing	(315)	104
Effect of Exchange Rate Changes on Cash and Cash Equivalents	7	(45)
Increase (Decrease) in Cash and Cash Equivalents	16	(202)
Cash and Cash Equivalents - Beginning of Year	619	789
Cash and Cash Equivalents - End of Period	$635	$587
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
For further information, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10‑K for the year ended December 31, 2015. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Accounting for Venezuelan Operations
Effective December 31, 2015, we deconsolidated the assets and liabilities of our business in Venezuela from our consolidated balance sheet and moved to the cost method of accounting for our operations in that country. The change resulted in the recognition of an after tax charge of $102 in the fourth quarter of 2015. As of the first quarter of 2016, we no longer include the results of our Venezuelan business in our consolidated financial statements. Prior to deconsolidation, in February 2015 we remeasured our local currency-denominated balance sheet at the applicable floating SIMADI exchange rate (193 bolivars per U.S. dollar at March 31, 2015) as we believed this was the most accessible rate available to us in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $45 in the Consolidated Income Statement for the three months ended March 31, 2015, with $5 recorded in cost of products sold and $40 recorded in other (income) and expense, net. Net sales of K‑C Venezuela were insignificant in 2015.

Balance Sheet Classification of Deferred Taxes
In 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under this ASU, a reporting entity is required to classify all deferred tax assets and liabilities as noncurrent in a classified balance sheet. Current guidance requiring the offsetting of deferred tax assets and liabilities of a tax-paying component of an entity and presentation as a single noncurrent amount is not affected. We early adopted this ASU prospectively, and our March 31, 2016 consolidated balance sheet reflects the new guidance for classification of deferred taxes. Prior periods were not recasted.
New Accounting Standards
In 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The effects of this standard on our financial position, results of operations and cash flows are not expected to be material.
In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The ASU requires additional disclosures. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption based upon a modified retrospective transition approach. Early adoption is permitted. The effects of this standard on our financial position, results of operations and cash flows are not yet known.
In 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which amends ASC 820, Fair Value Measurement. This ASU removes the requirement to categorize within the fair value hierarchy investments without readily determinable fair values in entities that elect to measure fair value using net asset value per share or its equivalent. The ASU requires that sufficient information be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the statement of financial position.

We adopted this ASU in the first quarter of 2016 retrospectively. The adoption of this standard did not have a material impact on our financial position, results of operations and cash flows.
In 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  In 2016, the FASB issued two amendments to the ASU. The standard is effective for public companies for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted as of one year prior to the current effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

Note 2. 2014 Organization Restructuring
In 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. The restructuring is intended to improve our underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The plan is expected to be completed by the end of 2016, with total costs, primarily severance, anticipated to be toward the high end of the range of $130 to $160 after tax ($190 to $230 pretax). Cash costs are projected to be approximately 80 percent of the total charges. The restructuring is expected to impact all of our business segments and our organizations in all major geographies.
Total pretax charges were $14 ($10 after tax) and $13 ($5 after tax) for the three months ended March 31, 2016 and 2015, respectively. Through March 31, 2016, cumulative pretax charges for the restructuring were $210 ($147 after tax). Cash payments during the three months ended March 31, 2016 and 2015 related to the restructuring were $24 and $31, respectively.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the three months ended March 31, 2016 and for the full year 2015, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Company-owned life insurance ("COLI") assets and derivative assets and liabilities are measured on a recurring basis at fair value. COLI assets were $57 at both March 31, 2016 and December 31, 2015. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The fair value amount of the COLI policies is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy under the ASU adopted in the first quarter of 2016 as discussed in Note 1.
In addition, in our Form 10-K for the year-ended December 31, 2015, we disclosed the fair value as of December 31, 2015 and 2014 of the pension assets in our Principal Plans (U.S. and United Kingdom) as $241 and $161 in level 1 and $2.8 billion and $5.4 billion in level 2, respectively, and none in level 3.  Approximately $8 of level 1 at December 31, 2014, and $2.7 billion and $2.9 billion at December 31, 2015 and 2014, respectively of the level 2 pension assets, were measured at fair value using the net asset value per share practical expedient, and therefore, will no longer be classified in the fair value hierarchy under the ASU adopted in first quarter of 2016 as discussed in Note 1.
At March 31, 2016 and December 31, 2015, derivative assets were $67 and $56, respectively, and derivative liabilities were $53 and $42, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.

Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $64 at both March 31, 2016 and December 31, 2015. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. The fair value of the remaining redeemable securities was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions. Measurement of the redeemable preferred securities is considered a level 3 measurement.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		March 31, 2016		December 31, 2015
Assets
Cash and cash equivalents(a)	1	$635	$635	$619	$619
Time deposits and other(b)	1	135	135	124	124
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	400	400	1,071	1,071
Long-term debt(d)	2	7,503	8,267	6,704	7,300

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

Note 4. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Pension Benefits		Other Benefits
	Three Months Ended March 31
	2016	2015	2016	2015
Service cost	$14	$10	$3	$4
Interest cost	38	64	8	8
Expected return on plan assets	(41)	(75)	—	—
Recognized net actuarial loss	13	29	—	—
Settlements	—	9	—	—
Other	(3)	(5)	—	—
Net periodic benefit cost	$21	$32	$11	$12
For the three months ended March 31, 2016 and 2015, we made cash contributions of $30 and $435, respectively, to our pension trusts. We expect to contribute up to $100 to our defined benefit pension plans for the full year 2016. Effective January 2015, the U.S. pension plan was amended to include a lump-sum pension benefit payout option for certain plan participants. In addition, in April 2015, the U.S. pension plan completed the purchase of group annuity contracts that transferred to two insurance companies the pension benefit obligations totaling $2.5 billion for approximately 21,000 Kimberly-Clark retirees in the United States. In connection with these transactions, during the first quarter of 2015 we made a $410 contribution to our U.S. pension plan in order to maintain the plan’s funded status. As a result of these changes, we recognized pension settlement-related charges of $0.8 billion after tax ($1.4 billion pretax in other (income) and expense, net) during 2015, mostly in the second quarter.

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Three Months Ended March 31
(Millions of shares)	2016	2015
Basic	360.7	365.2
Dilutive effect of stock options and restricted share unit awards	2.7	2.7
Diluted	363.4	367.9
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant.
The number of common shares outstanding as of March 31, 2016 and 2015 was 360.2 million and 364.3 million, respectively.

Note 6. Stockholders' Equity (Deficit)
Set forth below is a reconciliation for the three months ended March 31, 2016 of the carrying amount of total stockholders' equity (deficit) from the beginning of the period to the end of the period.

	Stockholders' Equity (Deficit) Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2015	$(174)	$214
Net Income	545	14
Other comprehensive income, net of tax
Unrealized translation	200	8
Employee postretirement benefits	(5)	(1)
Other	(19)	—
Stock-based awards exercised or vested	30	—
Recognition of stock-based compensation	15	—
Income tax benefits on stock-based compensation	9	—
Shares repurchased	(160)	—
Dividends declared	(332)	(16)
Other	—	1
Balance at March 31, 2016	$109	$220
During the three months ended March 31, 2016, we repurchased 1.1 million shares at a total cost of $150 pursuant to a share repurchase program authorized by our Board of Directors.
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
The change in net unrealized currency translation for the three months ended March 31, 2016 was primarily due to the weakening of the U.S. dollar versus most foreign currencies, including the Australian dollar, Brazilian real, the euro, the South Korean won and the Canadian dollar.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans	Cash Flow Hedges and Other
Balance as of December 31, 2014	$(1,335)	$(1,924)		$(37)	$(16)
Other comprehensive income (loss) before reclassifications	(465)	(8)		2	37
(Income) loss reclassified from AOCI	—	14	(a)	—	(17)
Net current period other comprehensive income (loss)	(465)	6		2	20
Shares purchased from noncontrolling interest and other	(12)	—		—	—
Balance as of March 31, 2015	$(1,812)	$(1,918)		$(35)	$4

Balance as of December 31, 2015	$(2,252)	$(1,013)		$(3)	$(10)
Other comprehensive income (loss) before reclassifications	200	(12)		—	(13)
(Income) loss reclassified from AOCI	—	7	(a)	—	(6)
Net current period other comprehensive income (loss)	200	(5)		—	(19)
Balance as of March 31, 2016	$(2,052)	$(1,018)		$(3)	$(29)

(a)	Included in computation of net periodic pension costs (see Note 4).
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
The purchase of additional ownership in an already controlled subsidiary is treated as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. The effect of the change in ownership interest is as follows:

Three Months Ended March 31, 2015
Net income attributable to Kimberly-Clark Corporation	$468
Decrease in Kimberly-Clark Corporation's additional paid-in capital for acquisition	(94)
Change from net income attribution to Kimberly-Clark Corporation and transfers to noncontrolling interests	$374

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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At March 31, 2016, we had in place net investment hedges of $120 for a portion of our investment in our Mexican affiliate.
Set forth below is a summary of the designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Foreign currency exchange contracts	$67	$56	$40	$27
Commodity price contracts	—	—	13	15
Total	$67	$56	$53	$42
The derivative assets are included in the Consolidated Balance Sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At March 31, 2016, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $375. Fair value hedges resulted in no significant ineffectiveness in the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, gains or losses recognized in interest expense for interest rate swaps were not significant. For the three month periods ended March 31, 2016 and 2015, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of March 31, 2016, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2016 and future periods. As of March 31, 2016, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $787, and there were no outstanding interest rate derivative contracts designated as cash flow hedges. Cash flow hedges resulted in no significant ineffectiveness for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2016, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at March 31, 2016 is December 2018.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. A gain of $28 and a loss of $155 were recorded in the three month periods ended March 31, 2016 and 2015, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At March 31, 2016, the notional amount of these undesignated derivative instruments was $1.8 billion.

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

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended March 31
	2016	2015	Change
NET SALES
Personal Care	$2,207	$2,308	-4.4%
Consumer Tissue	1,496	1,574	-5.0%
K-C Professional	763	795	-4.0%
Corporate & Other	10	14	N.M.
TOTAL NET SALES	$4,476	$4,691	-4.6%

OPERATING PROFIT
Personal Care	$449	$455	-1.3%
Consumer Tissue	280	291	-3.8%
K-C Professional	150	134	+11.9%
Corporate & Other	(65)	(70)	N.M.
Other (income) and expense, net	10	62	-83.9%
TOTAL OPERATING PROFIT	$804	$748	+7.5%
N.M. - Not Meaningful

Note 9. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2016			December 31, 2015
(Summary of Inventories by Major Class)	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$99	$286	$385	$100	$297	$397
Work in process	113	98	211	110	93	203
Finished goods	499	705	1,204	525	689	1,214
Supplies and other	—	283	283	—	278	278
	711	1,372	2,083	735	1,357	2,092
Excess of FIFO or weighted-average cost over LIFO cost	(181)	—	(181)	(183)	—	(183)
Total	$530	$1,372	$1,902	$552	$1,357	$1,909
Inventories are valued at the lower of cost and net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2016	December 31, 2015
Land	$166	$164
Buildings	2,583	2,537
Machinery and equipment	13,583	13,393
Construction in progress	427	453
	16,759	16,547
Less accumulated depreciation	(9,571)	(9,443)
Total	$7,188	$7,104

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of First Quarter 2016 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea.
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

•
2014 Organization Restructuring - In 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. Results in both 2016 and 2015 include charges related to this initiative.

•	Charge related to Venezuelan Operations - Results in 2015 include a charge for remeasuring the local currency balance sheet in Venezuela.
In addition, we provide commentary regarding organic net sales, which exclude the impact of changes in foreign currency rates.

Overview of First Quarter 2016 Results

•
Net sales of $4.5 billion decreased 5 percent compared to prior year, as changes in foreign currency exchange rates reduced net sales 7 percent. Organic net sales rose 2 percent, including a 5 percent increase in developing and emerging markets.

•
Operating profit of $804 and net income attributable to Kimberly-Clark Corporation of $545 increased 7 percent and 16 percent, respectively, compared to the prior year. The increases were driven by lower expense in other (income) and expense, net and a lower effective tax rate.

•	Diluted earnings per share of $1.50 in 2016 increased versus the prior year of $1.27 due to the higher earnings and a lower share count.

Results of Operations and Related Information
This section presents a discussion and analysis of our first quarter 2016 net sales, operating profit and other information relevant to an understanding of the results of operations.

Consolidated

Selected Financial Results	Three Months Ended March 31
	2016	2015	Change 2016 vs. 2015
Net Sales	$4,476	$4,691	-4.6%
Other (income) and expense, net	10	62	-83.9%
Operating Profit	804	748	+7.5%
Provision for income taxes	207	230	-10.0%
Share of net income from equity companies	35	36	-2.8%
Net Income	560	486	+15.2%
Net Income Attributable to Kimberly-Clark Corporation	545	468	+16.5%
Diluted Earnings per Share	1.50	1.27	+18.1%
Operating Profit Reconciliation of GAAP to Non-GAAP
Operating profit includes the following adjusting items:

	Three Months Ended March 31
	2016	2015
Operating Profit, GAAP	$804	$748
Plus adjustments for:
2014 Organization Restructuring	14	13
Pension Settlements	—	9
Charge Related to Venezuelan Operations	—	45
Adjusted Operating Profit	$818	$815

Consolidated Net Sales and Adjusted Operating Profit

Net Sales	Percent Change	Adjusted Operating Profit	Percent Change
Volume	2	Volume	5
Net Price	—	Net Price	1
Mix/Other(a)	—	Input Costs	4
Currency	(7)	Cost Savings	12
Total	(4.6)	Currency Translation	(6)
(a)Mix/Other includes rounding		Other	(16)
		Total	0.4
Net sales of $4.5 billion in the first quarter of 2016 decreased 5 percent compared to prior year. Changes in foreign currency exchange rates reduced net sales 7 percent as a result of the weakening of most currencies relative to the U.S. dollar. Organic net sales rose 2 percent due to higher volumes.
Adjusted operating profit was $818 in the first quarter of 2016 compared to $815 in the prior year. The comparison benefited from organic net sales growth, $95 in cost savings from the company's FORCE (Focused on Reducing Costs Everywhere) program and $15 of savings from the 2014 Organization Restructuring. Input costs decreased $30 including $25 of lower costs for raw materials other than fiber and $5 of lower fiber costs. Translation effects due to changes in foreign currency exchange rates lowered operating profit by $50 and transaction effects also negatively impacted the comparison. Total marketing, research and general expenses increased on a local currency basis, driven by higher selling, administrative and research costs.

Other (Income) & Expense, Net Reconciliation of GAAP to Non-GAAP
Other (income) & expense, net includes the following adjusting items:

	Three Months Ended March 31
	2016	2015
Other (income) and expense, net, GAAP	$10	$62
Less adjustments for:
Pension Settlements	—	9
Charge Related to Venezuelan Operations	—	40
Adjusted other (income) and expense, net	$10	$13
Adjusted other (income) and expense, net was an expense of $10 in 2016 and an expense of $13 in 2015. Results in both quarters were impacted by foreign currency transaction losses.
Provision for Income Taxes Reconciliation of GAAP to Non-GAAP
Provision for income taxes includes the following adjusting items:

	Three Months Ended March 31
	2016	2015
Effective Tax Rate, GAAP	28.3%	33.8%
Provision for income taxes, GAAP	$207	$230
Plus adjustments for:
2014 Organization Restructuring	4	8
Pension Settlements	—	3
Adjusted Provision for income taxes	$211	$241
Adjusted Effective Tax Rate	28.3%	32.3%
The decrease in the adjusted effective tax rate in 2016 is a result of benefits from certain tax planning initiatives.
Share of Net Income from Equity Companies
Our share of net income of equity companies was $35
and $36 for the three months ended March 31, 2016 and 2015, respectively. Kimberly-Clark de Mexico, S.A.B. de C.V. ("KCM") results in 2016 compared to 2015 benefited from organic net sales growth, lower input costs and cost savings, offset by a weaker Mexican peso.

Net Income Attributable to Kimberly-Clark and Diluted Earnings Per Share
Reconciliations of GAAP to Non-GAAP
Net Income Attributable to Kimberly-Clark and Diluted Earnings Per Share include the following adjusting items:

	Three Months Ended March 31
	2016	2015
Net Income Attributable to Kimberly-Clark, GAAP	$545	$468
Plus adjustments (net of tax) for:
2014 Organization Restructuring	10	5
Pension Settlements	—	6
Charge Related to Venezuelan Operations	—	45
Adjusted Net Income Attributable to Kimberly-Clark	$555	$524

	Three Months Ended March 31
	2016	2015
Diluted Earnings Per Share, GAAP	$1.50	$1.27
Plus adjustments for:
2014 Organization Restructuring	0.03	0.01
Pension Settlements	—	0.02
Charge Related to Venezuelan Operations	—	0.12
Adjusted Earnings Per Share	$1.53	$1.42
The increase in adjusted earnings per share in 2016 is primarily due to higher earnings and a lower share count.
Results By Geography

	Three Months Ended March 31
	2016	2015
NET SALES
North America	$2,373	$2,360
Outside North America	2,175	2,418
Intergeographic sales	(72)	(87)
TOTAL NET SALES	$4,476	$4,691

OPERATING PROFIT
North America	$570	$528
Outside North America	309	352
Corporate & Other(a)	(65)	(70)
Other (income) and expense, net(a)	10	62
TOTAL OPERATING PROFIT	$804	$748

(a)	Corporate & Other and other (income) and expense, net include expenses not associated with the business segments, including charges as indicated in the Non-GAAP Reconciliations.

Results by Business Segments
Personal Care

	Three Months Ended March 31			Three Months Ended March 31
	2016	2015		2016	2015
Net Sales	$2,207	$2,308	Operating Profit	$449	$455

Net Sales		Percent Change		Adjusted Operating Profit	Percent Change
Volume		3		Volume	8
Net Price		—		Net Price	(1)
Mix/Other(a)		2		Input Costs	6
Currency		(9)		Cost Savings	14
Total		(4.4)		Currency Translation	(8)
(a) Mix/Other includes rounding				Other	(20)
				Total	(1.3)
First quarter net sales of $2.2 billion decreased 4 percent compared to prior year. Unfavorable currency rates reduced net sales by 9 percent. Sales volumes increased 3 percent and changes in product mix improved net sales by 1 percent. First quarter operating profit of $449 decreased 1 percent compared to prior year. The comparison was impacted by unfavorable currency effects and increased marketing, research and general spending on a local currency basis. This was mostly offset by organic net sales growth, cost savings and lower input costs.
Net sales in North America increased 3 percent compared to prior year. Sales volumes improved 5 percent, while the combined impact of changes in net selling price and product mix reduced net sales by 1 percent. Currency was unfavorable 1 percent. Adult care volumes increased double-digits, with benefits from category growth, innovations and market share gains. Baby wipes and child care volumes each rose mid-single digits, including benefits from innovation. Feminine care volumes advanced low-single digits and diaper volumes were even with year-ago levels.
Net sales in developing and emerging markets decreased 11 percent, including an approximate18 percent impact from unfavorable currency rates. Changes in sales volumes, net selling prices and product mix each improved net sales by 2 percent. The volume growth included gains in China and portions of Latin America. Sales volumes were down in Brazil, as comparisons were impacted by difficult economic conditions and strong growth in the base period. The higher net selling prices were driven by Latin America and Eastern Europe in response to weaker currency rates and local cost inflation. Net selling prices declined in China due to increased promotion activity.
Net sales in developed markets outside North America decreased 7 percent, including a 9 percent impact from unfavorable changes in currency rates. Sales volumes rose 2 percent, driven by Australia. Changes in product mix improved net sales by 2 percent, while lower net selling prices reduced net sales by 2 percent.

Consumer Tissue

	Three Months Ended March 31		Three Months Ended March 31
	2016	2015	2016		2015
Net Sales	$1,496	$1,574	Operating Profit	$280	$291

Net Sales		Percent Change	Adjusted Operating Profit		Percent Change
Volume		—	Volume		—
Net Price		1	Net Price		4
Mix/Other (a)		(1)	Input Costs		1
Currency		(5)	Cost Savings		5
Total		(5.0)	Currency Translation		(2)
(a)Mix/Other includes rounding			Other		(12)
			Total		(3.8)
First quarter net sales of $1.5 billion decreased by 5 percent compared to prior year. Currency rates were unfavorable by 5 percent. Higher net selling prices increased net sales by 1 percent, while changes in product mix reduced net sales by 1 percent. First quarter operating profit of $280 decreased by 4 percent compared to prior year. The comparison was impacted by unfavorable currencies, partially offset by cost savings.
Net sales in North America increased 1 percent compared to prior year. Sales volumes increased by 3 percent, while changes in product mix decreased net sales by 2 percent. Sales volumes improved in all product categories, led by paper towels.
Net sales in developing and emerging markets decreased 14 percent including a 14 percent negative impact from currency rates. Changes in net selling prices increased net sales by about 5 percent, while sales volumes decreased 4 percent. The changes in net selling prices and volumes mostly occurred in Latin America.
Net sales in developed markets outside North America decreased 9 percent. Currency rates were unfavorable by 7 percent. Sales volumes decreased 2 percent, primarily in Western/Central Europe. Changes in net selling prices reduced net sales by 1 percent, while product mix improved net sales by 1 percent.
K-C Professional

	Three Months Ended March 31			Three Months Ended March 31
	2016	2015		2016	2015
Net Sales	$763	$795	Operating Profit	$150	$134

Net Sales		Percent Change		Adjusted Operating Profit	Percent Change
Volume		1		Volume	7
Net Price		1		Net Price	4
Mix/Other(a)		(1)		Input Costs	1
Currency		(5)		Cost Savings	9
Total		(4.0)		Currency Translation	(5)
(a)Mix/Other includes rounding				Other	(4)
				Total	11.9
First quarter net sales of $763 decreased by 4 percent compared to prior year. Changes in currency rates reduced net sales by 5 percent. Sales volumes and net selling prices each increased net sales by 1 percent while changes in product mix/other decreased net sales by 1 percent. The decline in product mix/other included an approximate 2 percent impact from lower net sales of nonwovens to Halyard Health, Inc. First quarter operating profit of $150 increased by 12 percent compared to prior year. The comparison benefited from organic net sales growth and cost savings, partially offset by unfavorable currency effects.
Net sales in North America increased by 3 percent compared to prior year. Sales volumes improved 3 percent, driven by growth in washroom products and wipers. The combined impact of changes in net selling prices and product mix increased net sales by 1 percent, while currency was unfavorable 1 percent.

Net sales in developing and emerging markets decreased by 11 percent including an unfavorable impact from currency rates changes of 15 percent. Changes in net selling prices and product mix increased net sales by 5 and 3 percent, respectively. Sales volumes decreased by 4 percent.
Net sales in developed markets outside North America decreased 8 percent. Changes in currency rates reduced net sales by 6 percent. Lower net selling prices decreased net sales by 3 percent, while volumes increased 1 percent.

2014 Organization Restructuring
In 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. The restructuring is intended to improve underlying profitability and increase flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The restructuring is expected to be completed by the end of 2016, with total costs, primarily severance, anticipated to be toward the high end of the range of $130 to $160 after tax ($190 to $230 pretax). Cash costs are projected to be approximately 80 percent of the total charges. Cumulative pretax savings from the restructuring are expected to be toward the high end of the range of $120 to $140 by the end of 2017, and were $85 through March 31, 2016. The restructuring is expected to impact all of our business segments and our organizations in all major geographies. Charges of $10 and $5 after tax ($14 and $13 pretax), were recognized during the three months ended March 31, 2016 and 2015, respectively, for the restructuring.
Defined Benefit Pension Plan Changes
Effective January 2015, the U.S. pension plan was amended to include a lump-sum pension benefit payout option for certain plan participants. In addition, in April 2015, the U.S. pension plan completed the purchase of group annuity contracts that transferred to two insurance companies the pension benefit obligations totaling $2.5 billion for approximately 21,000 Kimberly-Clark retirees in the United States. In connection with these transactions, during the first quarter of 2015 we made a $410 contribution to our U.S. pension plan in order to maintain the plan’s funded status. As a result of these changes, we recognized pension settlement-related charges of $0.8 billion after tax ($1.4 billion pretax in other (income) and expense, net) during 2015, mostly in the second quarter.
Accounting for Venezuelan Operations
Effective December 31, 2015, we deconsolidated the assets and liabilities of our business in Venezuela from our consolidated balance sheet and moved to the cost method of accounting for our operations in that country. The change resulted in the recognition of an after tax charge of $102 in the fourth quarter of 2015. As of the first quarter of 2016, we no longer include the results of our Venezuelan business in our consolidated financial statements. Prior to deconsolidation, in February 2015 we remeasured our local currency-denominated balance sheet at the applicable floating SIMADI exchange rate (193 bolivars per U.S. dollar at March 31, 2015) as we believed this was the most accessible rate available to us in the absence of exchange at 6.3 bolivars per U.S. dollar. This remeasurement resulted in a non-deductible charge of $45 in the Consolidated Income Statement for the three months ended March 31, 2015, with $5 recorded in cost of products sold and $40 recorded in other (income) and expense, net. Net sales of K-C Venezuela were insignificant in 2015.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $553 for the first three months of 2016, compared to $20 in the prior year. The increase was driven by lower pension contributions and tax payments. First quarter defined benefit pension plan contributions were $30 in 2016 and $435 in 2015. We expect to contribute up to $100 to our defined benefit pension plans for the full year 2016.
Investing
During the first three months of 2016, our capital spending was $220 compared to $284 in the prior year. We anticipate that full-year 2016 capital spending will be between $950 and $1,050.
Financing
On February 22, 2016, we issued $400 aggregate principal amount of 1.40% notes due February 15, 2019 and $400 aggregate principal amount of 2.75% notes due February 15, 2026. Proceeds from the offering were used for general corporate purposes, including repayment of a portion of our outstanding commercial paper indebtedness.

Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $400 as of March 31, 2016 (included in debt payable within one year on the Consolidated Balance Sheet). The average month-end balance of short-term debt for the first quarter of 2016 was $805. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At March 31, 2016, total debt was $7.9 billion compared to $7.8 billion at December 31, 2015.
We maintain a $2.0 billion revolving credit facility which expires in 2019. This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first three months of 2016, we repurchased 1.1 million shares of our common stock at a cost of $150 through a broker in the open market. We are targeting full-year 2016 share repurchases of $600 to $900, subject to market conditions.
Legal Matters
We believe that the ultimate disposition of litigation or compliance obligations with environmental protections laws and regulations, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or liquidity.
Business Outlook
In 2016, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2016, we expect adjusted earnings per share in a range of $5.95 to $6.15. This excludes expected 2014 Organization Restructuring charges equivalent to $0.03 to $0.06. Our adjusted earnings per share guidance is based on the assumptions described below:

•	Growth in organic net sales is expected to be in the combined 3 to 5 percent range.

•
We expect negative foreign currency translation effects on net sales and operating profit to be toward the low end of the previously assumed range of 5 to 6 percent. Currency transaction effects are also anticipated to negatively impact operating profit.

•	Benefits from higher net selling prices are expected to be somewhat lower than prior assumptions as a result of the updated estimates for changes in foreign currency exchange rates and cost inputs.

•	We anticipate the net impact of changes in commodity costs to be between $0 and $150 of deflation year-on-year compared to the prior range of $50 inflation to $100 of deflation.

•	We plan to achieve cost savings of at least $350 from our FORCE program, and at least $50 from the 2014 Organization Restructuring.

•	We anticipate that advertising spending will be similar to, or up slightly, as a percentage of net sales to support targeted growth initiatives, brand building and innovation activities.

•	We expect the adjusted effective tax rate to be between 30.5 and 32.5 percent.

•
Our share of net income from equity companies is expected to be similar to, or down somewhat, compared to 2015. The prior assumption was for net income to be similar to, or up somewhat, compared to 2015. The update assumes more negative currency effects at K-C de Mexico.

•	We anticipate capital spending will be between $950 and $1,050 and share repurchases of $600 to $900, subject to market conditions.
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
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 entitled "Risk Factors." Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.

Item 4.	Controls and Procedures
As of March 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the first quarter of 2016 were made through a broker in the open market.
The following table contains information for shares repurchased during the first quarter of 2016. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2016)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	103,000	$125.97	3,836,811	36,163,189
February 1 to February 29	503,000	129.78	4,339,811	35,660,189
March 1 to March 31	537,000	133.46	4,876,811	35,123,189
Total	1,143,000

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
Exhibit No. (10)q. Form of Award Agreement under 2011 Equity Participation Plan for Performance Restricted Stock Units, filed herewith.
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
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
April 22, 2016

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended December 14, 2015, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K dated December 14, 2015.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)q.	Form of Award Agreement under 2011 Equity Participation Plan for Performance Restricted Stock Units, filed herewith.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS	XBRL Instance Document

(101).SCH	XBRL Taxonomy Extension Schema Document

(101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document