Form 10-Q
period 2016-06-30
KIMBERLY CLARK CORP
filed 2016-07-25
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 18, 2016, there were 359,636,074 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2016	2015	2016	2015
Net Sales	$4,588	$4,643	$9,064	$9,334
Cost of products sold	2,924	2,986	5,761	6,018
Gross Profit	1,664	1,657	3,303	3,316
Marketing, research and general expenses	847	869	1,672	1,718
Other (income) and expense, net	(21)	1,332	(11)	1,394
Operating Profit (Loss)	838	(544)	1,642	204
Interest income	3	4	7	8
Interest expense	(81)	(73)	(157)	(145)
Income (Loss) Before Income Taxes and Equity Interests	760	(613)	1,492	67
Provision for income taxes	(217)	281	(424)	51
Income (Loss) Before Equity Interests	543	(332)	1,068	118
Share of net income of equity companies	35	39	70	75
Net Income (Loss)	578	(293)	1,138	193
Net income attributable to noncontrolling interests	(12)	(12)	(27)	(30)
Net Income (Loss) Attributable to Kimberly-Clark Corporation	$566	$(305)	$1,111	$163

Per Share Basis
Net Income (Loss) Attributable to Kimberly-Clark Corporation
Basic	$1.57	$(0.84)	$3.08	$0.45
Diluted	$1.56	$(0.83)	$3.06	$0.44

Cash Dividends Declared	$0.92	$0.88	$1.84	$1.76
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2016	2015	2016	2015
Net Income (Loss)	$578	$(293)	$1,138	$193
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(72)	152	136	(316)
Employee postretirement benefits	13	853	7	861
Other	12	(25)	(7)	(5)
Total Other Comprehensive Income (Loss), Net of Tax	(47)	980	136	540
Comprehensive Income	531	687	1,274	733
Comprehensive income attributable to noncontrolling interests	(9)	(10)	(31)	(25)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$522	$677	$1,243	$708
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2016 Data is Unaudited)

(Millions of dollars)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$656	$619
Accounts receivable, net	2,249	2,281
Inventories	1,807	1,909
Other current assets	402	617
Total Current Assets	5,114	5,426
Property, Plant and Equipment, Net	7,188	7,104
Investments in Equity Companies	287	247
Goodwill	1,507	1,446
Other Assets	674	619
TOTAL ASSETS	$14,770	$14,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$772	$1,669
Trade accounts payable	2,448	2,612
Accrued expenses	1,677	1,750
Dividends payable	331	318
Total Current Liabilities	5,228	6,349
Long-Term Debt	6,905	6,106
Noncurrent Employee Benefits	1,192	1,137
Deferred Income Taxes	626	766
Other Liabilities	331	380
Redeemable Preferred Securities of Subsidiaries	64	64
Stockholders' Equity (Deficit)
Kimberly-Clark Corporation	196	(174)
Noncontrolling Interests	228	214
Total Stockholders' Equity	424	40
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,770	$14,842
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2016	2015
Operating Activities
Net income	$1,138	$193
Depreciation and amortization	349	383
Stock-based compensation	45	51
Deferred income taxes	3	(346)
Equity companies' earnings (in excess of) less than dividends paid	(30)	(37)
(Increase) decrease in operating working capital	(48)	(417)
Postretirement benefits	(4)	908
Adjustments related to Venezuelan operations	(11)	45
Other	(29)	12
Cash Provided by Operations	1,413	792
Investing Activities
Capital spending	(397)	(527)
Proceeds from sales of investments	28	—
Investments in time deposits	(73)	(82)
Maturities of time deposits	42	91
Other	16	(8)
Cash Used for Investing	(384)	(526)
Financing Activities
Cash dividends paid	(650)	(631)
Change in short-term debt	(322)	183
Debt proceeds	796	510
Debt repayments	(591)	(44)
Proceeds from exercise of stock options	58	82
Acquisitions of common stock for the treasury	(293)	(358)
Shares purchased from noncontrolling interest	—	(151)
Other	(1)	5
Cash Used for Financing	(1,003)	(404)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	11	(48)
Increase (Decrease) in Cash and Cash Equivalents	37	(186)
Cash and Cash Equivalents - Beginning of Period	619	789
Cash and Cash Equivalents - End of Period	$656	$603
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
Accounting for Venezuelan Operations
Effective December 31, 2015, we deconsolidated the assets and liabilities of our business in Venezuela from our consolidated balance sheet and moved to the cost method of accounting for our operations in that country. As of the first quarter of 2016, we no longer include the results of our Venezuelan business in our consolidated financial statements. The change resulted in the recognition of an after tax charge of $102 in the fourth quarter of 2015 and, for the three months ended June 30, 2016, other income of $11 related to an updated assessment. In addition, for the three months ended March 31, 2015, we recorded a non-deductible charge of $45 related to a balance sheet remeasurement. Net sales of K‑C Venezuela were insignificant in 2015.
Balance Sheet Classification of Deferred Taxes
In 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under this ASU, a reporting entity is required to classify all deferred tax assets and liabilities as noncurrent in a classified balance sheet. Current guidance requiring the offsetting of deferred tax assets and liabilities of a tax-paying component of an entity and presentation as a single noncurrent amount is not affected. We early adopted this ASU prospectively as of March 31, 2016 and our consolidated balance sheet reflects the new guidance for classification of deferred taxes. Prior periods were not recasted.
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
In 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  In 2016, the FASB issued four amendments to the ASU. The standard is effective for public companies for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted as of one year prior to the current effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The effects of this standard on our financial position, results of operations and cash flows are not expected to be material.

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
Total pretax charges were $1 ($1 after tax) and $12 ($8 after tax) for the three months ended June 30, 2016 and 2015, respectively. Total pretax charges were $15 ($11 after tax) and $25 ($13 after tax) for the six months ended June 30, 2016 and 2015, respectively. Through June 30, 2016, cumulative pretax charges for the restructuring were $211 ($148 after tax). Cash payments during the six months ended June 30, 2016 and 2015 related to the restructuring were $40 and $49, respectively.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the six months ended June 30, 2016 and for the full year 2015, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Company-owned life insurance ("COLI") assets and derivative assets and liabilities are measured on a recurring basis at fair value. COLI assets were $58 and $57 at June 30, 2016 and December 31, 2015. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The fair value amount of the COLI policies is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy.
At June 30, 2016 and December 31, 2015, derivative assets were $51 and $56, respectively, and derivative liabilities were $41 and $42, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $64 at both June 30, 2016 and December 31, 2015. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. The fair value of the remaining redeemable securities was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions. Measurement of the redeemable preferred securities is considered a level 3 measurement.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2016		December 31, 2015
Assets
Cash and cash equivalents(a)	1	$656	$656	$619	$619
Time deposits and other(b)	1	148	148	124	124
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	758	758	1,071	1,071
Long-term debt(d)	2	6,919	7,862	6,704	7,300

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

Note 4. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Pension Benefits		Other Benefits
	Three Months Ended June 30
	2016	2015	2016	2015
Service cost	$10	$9	$3	$2
Interest cost	37	45	9	9
Expected return on plan assets	(40)	(55)	—	—
Recognized net actuarial loss	13	19	(1)	(1)
Settlements	—	1,320	—	—
Other	(2)	(2)	—	—
Net periodic benefit cost	$18	$1,336	$11	$10

	Pension Benefits		Other Benefits
	Six Months Ended June 30
	2016	2015	2016	2015
Service cost	$24	$19	$6	$6
Interest cost	75	109	17	17
Expected return on plan assets	(81)	(130)	—	—
Recognized net actuarial loss	26	48	(1)	(1)
Settlements	—	1,329	—	—
Other	(5)	(7)	—	—
Net periodic benefit cost	$39	$1,368	$22	$22
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

For the six months ended June 30, 2016 and 2015, we made cash contributions of $30 and $435, respectively, to our pension trusts. We expect to contribute up to $100 to our defined benefit pension plans for the full year 2016.

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2016	2015	2016	2015
Basic	360.0	364.3	360.4	364.7
Dilutive effect of stock options and restricted share unit awards	2.4	2.4	2.5	2.6
Diluted	362.4	366.7	362.9	367.3
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant.
The number of common shares outstanding as of June 30, 2016 and 2015 was 359.7 million and 364.3 million, respectively.

Note 6. Stockholders' Equity (Deficit)
Set forth below is a reconciliation for the six months ended June 30, 2016 of the carrying amount of total stockholders' equity (deficit) from the beginning of the period to the end of the period.

	Stockholders' Equity (Deficit) Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2015	$(174)	$214
Net Income	1,111	26
Other comprehensive income, net of tax
Unrealized translation	132	4
Employee postretirement benefits	7	—
Other	(7)	—
Stock-based awards exercised or vested	58	—
Recognition of stock-based compensation	45	—
Income tax benefits on stock-based compensation	15	—
Shares repurchased	(327)	—
Dividends declared	(663)	(16)
Other	(1)	—
Balance at June 30, 2016	$196	$228
During the six months ended June 30, 2016, we repurchased 2.3 million shares at a total cost of $300 pursuant to a share repurchase program authorized by our Board of Directors.
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
The change in net unrealized currency translation for the six months ended June 30, 2016 was primarily due to the strengthening of most foreign currencies versus the U.S. dollar, including the Brazilian real, Australian dollar, Russian ruble, South Korean won and the Canadian dollar, partially offset by the weakening of the British pound sterling.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans	Cash Flow Hedges and Other
Balance as of December 31, 2014	$(1,335)	$(1,924)		$(37)	$(16)
Other comprehensive income (loss) before reclassifications	(310)	9		7	16
(Income) loss reclassified from AOCI	—	844	(a)	—	(21)
Net current period other comprehensive income (loss)	(310)	853		7	(5)
Shares purchased from noncontrolling interest and other	(12)	—		—	1
Balance as of June 30, 2015	$(1,657)	$(1,071)		$(30)	$(20)

Balance as of December 31, 2015	$(2,252)	$(1,013)		$(3)	$(10)
Other comprehensive income (loss) before reclassifications	132	2		(9)	6
(Income) loss reclassified from AOCI	—	14	(a)	—	(13)
Net current period other comprehensive income (loss)	132	16		(9)	(7)
Balance as of June 30, 2016	$(2,120)	$(997)		$(12)	$(17)

(a)	Included in computation of net periodic pension costs (see Note 4).
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
The purchase of additional ownership in an already controlled subsidiary is treated as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. The effect of the change in ownership interest is as follows:

Six Months Ended June 30, 2015
Net income attributable to Kimberly-Clark Corporation	$163
Decrease in Kimberly-Clark Corporation's additional paid-in capital for acquisition	(94)
Change from net income attribution to Kimberly-Clark Corporation and transfers to noncontrolling interests	$69

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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At June 30, 2016, we had in place net investment hedges of $89 for a portion of our investment in our Mexican affiliate.
Set forth below is a summary of the designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Foreign currency exchange contracts	$42	$56	$35	$27
Interest rate contracts	7	—	—	—
Commodity price contracts	2	—	6	15
Total	$51	$56	$41	$42
The derivative assets are included in the Consolidated Balance Sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At June 30, 2016, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $375. Fair value hedges resulted in no significant ineffectiveness in the six months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, gains or losses recognized in interest expense for interest rate swaps were not significant. For the six month periods ended June 30, 2016 and 2015, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of June 30, 2016, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2016 and future periods. As of June 30, 2016, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $795, and there were no outstanding interest rate derivative contracts designated as cash flow hedges. Cash flow hedges resulted in no significant ineffectiveness for the six months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2016, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at June 30, 2016 is December 2018.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. A loss of $14 and a gain of $74 were recorded in the three months ended June 30, 2016 and 2015, respectively. A gain of $14 and a loss of $81 were recorded in the six months ended June 30, 2016 and 2015, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At June 30, 2016, the notional amount of these undesignated derivative instruments was $2 billion.

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

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended June 30			Six Months Ended June 30
	2016	2015	Change	2016	2015	Change
NET SALES
Personal Care	$2,279	$2,306	-1.2%	$4,486	$4,614	-2.8%
Consumer Tissue	1,494	1,499	-0.3%	2,990	3,073	-2.7%
K-C Professional	806	822	-1.9%	1,569	1,617	-3.0%
Corporate & Other	9	16	N.M.	19	30	N.M.
TOTAL NET SALES	$4,588	$4,643	-1.2%	$9,064	$9,334	-2.9%

OPERATING PROFIT
Personal Care	$455	$473	-3.8%	$904	$928	-2.6%
Consumer Tissue	275	260	+5.8%	555	551	+0.7%
K-C Professional	150	145	+3.4%	300	279	+7.5%
Corporate & Other	(63)	(90)	N.M.	(128)	(160)	N.M.
Other (income) and expense, net(a)	(21)	1,332	N.M.	(11)	1,394	N.M.
TOTAL OPERATING PROFIT (LOSS)	$838	$(544)	N.M.	$1,642	$204	N.M.
N.M. - Not Meaningful

(a)
Other (income) and expense, net includes charges related to pension settlements of $1,322 and $1,331 for the three and six months ended June 30, 2015, respectively. See Note 4 for additional information.

Note 9. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2016			December 31, 2015
(Summary of Inventories by Major Class)	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$94	$265	$359	$100	$297	$397
Work in process	106	97	203	110	93	203
Finished goods	472	659	1,131	525	689	1,214
Supplies and other	—	281	281	—	278	278
	672	1,302	1,974	735	1,357	2,092
Excess of FIFO or weighted-average cost over LIFO cost	(167)	—	(167)	(183)	—	(183)
Total	$505	$1,302	$1,807	$552	$1,357	$1,909
Inventories are valued at the lower of cost and net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2016	December 31, 2015
Land	$166	$164
Buildings	2,609	2,537
Machinery and equipment	13,621	13,393
Construction in progress	393	453
	16,789	16,547
Less accumulated depreciation	(9,601)	(9,443)
Total	$7,188	$7,104

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Second Quarter 2016 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:

•
2014 Organization Restructuring - In 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. Results in both 2016 and 2015 include charges related to this initiative. See additional information in Note 2 of the consolidated financial statements.

•
Adjustments related to Venezuelan Operations - In 2016 and 2015, we recorded adjustments related to our Venezuelan operations. See additional information in Note 1 of the consolidated financial statements.

•
Pension settlement charges - In 2015, we recorded settlement-related charges from certain actions taken for our U.S. pension plan. See additional information in Note 4 of the consolidated financial statements.

Overview of Second Quarter 2016 Results

•
Net sales of $4.6 billion decreased 1 percent compared to the prior year, as changes in foreign currency exchange rates reduced net sales by 4 percent. Organic sales increased 3 percent, including a 7 percent volume increase in North American personal care and consumer tissue and a 5 percent increase in organic sales in developing and emerging markets.

•
Operating profit of $838 improved compared to an operating loss of $544 in 2015. Net income attributable to Kimberly-Clark Corporation was $566 in 2016 compared to a loss of $305 in the prior year. Diluted earnings per share were $1.56 in 2016 versus the prior year $0.83 loss. Results in 2015 included $1,322 of pretax pension settlement-related charges.

Results of Operations and Related Information
This section presents a discussion and analysis of our second quarter 2016 net sales, operating profit and other information relevant to an understanding of the results of operations. Our analysis of the results for the three month and six month periods ended June 30, 2016 reflects comparison to the same three and six month periods ended June 30, 2015. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling price on net sales. Changes in foreign currency rates also impact the year-over-year change in net sales.

Consolidated

Selected Financial Results	Three Months Ended June 30			Six Months Ended June 30
	2016	2015	Percent Change	2016	2015	Percent Change
Net Sales	$4,588	$4,643	-1.2%	$9,064	$9,334	-2.9%
Other (income) and expense, net	(21)	1,332	N.M.	(11)	1,394	N.M.
Operating Profit (Loss)	838	(544)	N.M.	1,642	204	N.M.
Provision for income taxes	(217)	281	N.M.	(424)	51	N.M.
Share of net income of equity companies	35	39	-10.3%	70	75	-6.7%
Net Income (Loss)	578	(293)	N.M.	1,138	193	N.M.
Net Income (Loss) Attributable to Kimberly-Clark Corporation	566	(305)	N.M.	1,111	163	N.M.
Diluted Earnings (Loss) per Share	1.56	(0.83)	N.M.	3.06	0.44	N.M.
Operating Profit (Loss) Reconciliation of GAAP to Non-GAAP
Operating Profit (Loss) includes the following adjusting items:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Operating Profit (Loss), GAAP	$838	$(544)	$1,642	$204
Plus adjustments for:
2014 Organization Restructuring	1	12	15	25
Pension Settlements	—	1,322	—	1,331
Adjustments Related to Venezuelan Operations	(11)	—	(11)	45
Adjusted Operating Profit	$828	$790	$1,646	$1,605
Analysis of Consolidated Net Sales and Operating Profit

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended June 30	Six Months Ended June 30		Three Months Ended June 30	Six Months Ended June 30
Volume	4	3	Volume	11	8
Net Price	—	—	Net Price	(2)	—
Mix/Other(a)	(1)	(1)	Input Costs	3	3
Currency	(4)	(5)	Cost Savings	12	12
Total	(1.2)	(2.9)	Currency Translation	(3)	(5)
(a)Includes rounding			Other(b)	(16)	(15)
(b)Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs			Total	4.8	2.6
Net sales of $4.6 billion in the second quarter of 2016 decreased 1 percent compared to prior year. Changes in foreign currency exchange rates reduced net sales 4 percent. Organic sales increased 3 percent, as sales volumes increased 4 percent, while changes in product mix/other decreased net sales by 1 percent.
Second quarter operating profit was $838 in 2016 and a loss of $544 in 2015. Results in 2015 included $1,322 of pension settlement-related charges. Adjusted operating profit of $828 in the second quarter of 2016 increased 5 percent compared to $790 in the prior year. The increase included benefits from organic sales growth, $95 in cost savings from the company’s FORCE (Focused On Reducing Costs Everywhere) program and $15 of savings from the 2014 Organization Restructuring. Input costs decreased $20, mostly due to lower fiber costs. Translation effects due to changes in foreign currency exchange rates lowered operating profit by $25 and transaction effects also negatively impacted the comparison.

Net sales for the first six months of 2016 of $9.1 billion decreased 3 percent compared to prior year, as changes in foreign currency exchange rates reduced net sales by more than 5 percent. Organic sales increased approximately 3 percent due to higher sales volumes.
Year-to-date operating profit was $1,642 in 2016 compared to $204 in 2015. Results in 2015 included $1,331 of pension settlement-related charges. Adjusted operating profit of $1,646 in 2016 increased 3 percent compared to $1,605 in 2015. Results in 2016 included $190 of FORCE cost savings and $30 of savings from the 2014 Organization Restructuring. In addition, input costs were $50 lower. Translation effects due to changes in foreign currency exchange rates lowered operating profit by $75 and transaction effects also negatively impacted results.
Other (Income) and Expense, Net Reconciliation of GAAP to Non-GAAP
Other (income) and expense, net includes the following adjusting items:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Other (income) and expense, net, GAAP	$(21)	$1,332	$(11)	$1,394
Less adjustments for:
Pension Settlements	—	1,322	—	1,331
Adjustments Related to Venezuelan Operations	(11)	—	(11)	40
Adjusted other (income) and expense, net	$(10)	$10	$—	$23
Adjusted other (income) and expense, net was impacted in all periods by foreign currency transaction gains and losses.
Provision for Income Taxes Reconciliation of GAAP to Non-GAAP
Provision for income taxes includes the following adjusting items:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Effective Tax Rate, GAAP	28.6%	45.8%	28.4%	N.M.
(Provision) Benefit for income taxes, GAAP	$(217)	$281	$(424)	$51
Plus adjustments for:
2014 Organization Restructuring	—	4	4	12
Pension Settlements	—	509	—	512
Adjusted (Provision) Benefit for income taxes	$(217)	$(232)	$(428)	$(473)
Adjusted Effective Tax Rate	28.9%	32.2%	28.6%	32.2%
The decrease in the adjusted effective tax rate for the three and six month periods ended June 30, 2016 is due to resolution of certain tax matters. In addition, the adjusted effective tax rate for the six month period ended June 30, 2016 included benefits from certain tax planning initiatives.
Share of Net Income of Equity Companies
Our share of net income of equity companies was $35 and $39 for the three months ended June 30, 2016 and 2015, respectively, and $70 and $75 for the six months ended June 30, 2016 and 2015, respectively. Kimberly-Clark de Mexico, S.A.B. de C.V. results were impacted by a weaker Mexican peso, mostly offset by benefits from organic sales growth, lower input costs and cost savings.

Net Income (Loss) Attributable to Kimberly-Clark and Diluted Earnings Per Share
Reconciliations of GAAP to Non-GAAP
Net Income (Loss) Attributable to Kimberly-Clark and Diluted Earnings Per Share include the following adjusting items:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net Income (Loss) Attributable to Kimberly-Clark, GAAP	$566	$(305)	$1,111	$163
Plus adjustments (net of tax) for:
2014 Organization Restructuring	1	8	11	13
Pension Settlements	—	813	—	819
Adjustments Related to Venezuelan Operations	(11)	—	(11)	45
Adjusted Net Income Attributable to Kimberly-Clark	$556	$516	$1,111	$1,040

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Diluted Earnings (Loss) Per Share, GAAP	$1.56	$(0.83)	$3.06	$0.44
Plus adjustments for:
2014 Organization Restructuring	—	0.02	0.03	0.04
Pension Settlements	—	2.22	—	2.23
Adjustments Related to Venezuelan Operations	(0.03)	—	(0.03)	0.12
Adjusted Earnings Per Share	$1.53	$1.41	$3.06	$2.83
The increase in adjusted earnings per share for the three and six months ended June 30, 2016 is primarily due to benefits from organic sales growth, cost savings and a lower effective tax rate.
Results By Geography

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
NET SALES
North America	$2,410	$2,359	$4,783	$4,719
Outside North America	2,254	2,370	4,429	4,788
Intergeographic sales	(76)	(86)	(148)	(173)
TOTAL NET SALES	$4,588	$4,643	$9,064	$9,334

OPERATING PROFIT (LOSS)
North America	$589	$532	$1,159	$1,060
Outside North America	291	346	600	698
Corporate & Other	(63)	(90)	(128)	(160)
Other (income) and expense, net(a)	(21)	1,332	(11)	1,394
TOTAL OPERATING PROFIT (LOSS)	$838	$(544)	$1,642	$204

(a)	Corporate & Other and Other (income) and expense, net include expenses not associated with the business segments, including charges as indicated in the Non-GAAP Reconciliations.

Results by Business Segments
Personal Care

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015		2016	2015	2016	2015
Net Sales	$2,279	$2,306	$4,486	$4,614	Operating Profit	$455	$473	$904	$928

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		6		5	Volume		15		11
Net Price		(1)		(1)	Net Price		(7)		(4)
Mix/Other(a)		—		—	Input Costs		2		4
Currency		(6)		(7)	Cost Savings		12		13
Total		(1.2)		(2.8)	Currency Translation		(4)		(6)
(a)Includes rounding					Other(b)		(22)		(21)
(b)Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs					Total		(3.8)		(2.6)
Second quarter net sales of $2.3 billion decreased 1 percent compared to prior year. Unfavorable currency rates reduced net sales 6 percent. Sales volumes increased 6 percent while changes in net selling prices decreased net sales by 1 percent. Second quarter operating profit of $455 decreased 4 percent. The comparison was impacted by unfavorable currency effects and increased marketing, research and general spending on a local currency basis, partially offset by organic sales growth and cost savings.
Net sales in North America increased 4 percent. Sales volumes increased 8 percent. Changes in net selling prices decreased net sales by 3 percent, including increased promotion activity to support product innovations, and changes in product mix decreased net sales by 1 percent. Adult care, child care and feminine care volumes each increased approximately 10 percent and diaper volumes increased mid-single digits. Overall volumes benefited from innovations, market share improvements and promotion activity, along with category growth in adult care.
Net sales in developing and emerging markets decreased 7 percent, including a 13 percent impact from unfavorable currency rates. Sales volumes increased 6 percent and changes in net selling prices increased net sales by 1 percent, while changes in product mix decreased net sales by 1 percent. The sales volume growth included gains in Brazil, China, Eastern Europe and South Africa. The higher net selling prices were driven by Latin America in response to weaker currency rates and local cost inflation, mostly offset by declines in China due to increased promotion activity.
Net sales in developed markets outside North America decreased 2 percent, including a 4 percent unfavorable impact from currency rates. Sales volumes increased 4 percent, driven by Australia, while changes in net selling prices decreased net sales by 2 percent.
Consumer Tissue

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015		2016	2015	2016	2015
Net Sales	$1,494	$1,499	$2,990	$3,073	Operating Profit	$275	$260	$555	$551

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		3		1	Volume		9		4
Net Price		—		—	Net Price		2		3
Mix/Other(a)		(1)		—	Input Costs		4		2
Currency		(2)		(4)	Cost Savings		7		6
Total		(0.3)		(2.7)	Currency Translation		(1)		(2)
(a)Includes rounding					Other(b)		(15)		(12)
(b)Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs					Total		5.8		0.7

Second quarter net sales of $1.5 billion were essentially even with the prior year. Sales volumes increased 3 percent, while currency had an unfavorable impact of 2 percent and changes in product mix decreased net sales by 1 percent. Second quarter operating profit of $275 increased 6 percent. The comparison benefited from organic sales growth, cost savings and input cost deflation, partially offset by unfavorable currencies.
Net sales in North America increased 4 percent. Sales volumes increased 6 percent, with mid-to-high single-digit increases in all product categories, led by facial tissue. Changes in product mix decreased net sales by 2 percent.
Net sales in developing and emerging markets decreased 8 percent, including a 9 percent impact from unfavorable currency rates. Changes in net selling prices increased net sales by 3 percent and changes in product mix increased net sales by 1 percent, while sales volumes decreased about 4 percent. The changes in net selling prices and volumes mostly occurred in Latin America.
Net sales in developed markets outside North America decreased 2 percent. Currency rates were unfavorable 2 percent. The combined impact of changes in net selling prices and product mix reduced net sales approximately 2 percent, while volumes improved 1 percent.
K-C Professional

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015		2016	2015	2016	2015
Net Sales	$806	$822	$1,569	$1,617	Operating Profit	$150	$145	$300	$279

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		(1)		—	Volume		(1)		3
Net Price		1		1	Net Price		8		6
Mix/Other(a)		—		—	Input Costs		1		1
Currency		(2)		(4)	Cost Savings		13		11
Total		(1.9)		(3.0)	Currency Translation		(2)		(3)
(a)Includes rounding					Other(b)		(16)		(10)
(b)Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs					Total		3.4		7.5
Second quarter net sales of $0.8 billion decreased 2 percent. Unfavorable changes in currency rates reduced net sales 2 percent. Changes in net selling prices increased net sales by 1 percent, while sales volumes decreased 1 percent. Changes in product mix/other was even year-on-year despite an approximate 1 percent impact from lower sales of nonwovens to Halyard Health, Inc. Second quarter operating profit of $150 increased 3 percent. The comparison benefited from cost savings, mostly offset by unfavorable currency effects.
Net sales in North America increased 1 percent. The combined impact of changes in net selling prices and product mix increased net sales 2 percent, while volumes decreased 1 percent.
Net sales in developing and emerging markets decreased 4 percent, including a 10 percent impact from unfavorable currency rates. Changes in net selling prices and product mix increased net sales by 5 percent and 1 percent, respectively.
Net sales in developed markets outside North America decreased 2 percent. Changes in currency rates reduced net sales 1 percent and the combined impact of changes in net selling prices and product mix lowered net sales by 1 percent.

2014 Organization Restructuring
In 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. The restructuring is intended to improve underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The plan is expected to be completed by the end of 2016, with total costs, primarily severance, anticipated to be toward the high end of the range of $130 to $160 after tax ($190 to $230 pretax). Cash costs are projected to be approximately 80 percent of the total charges. Cumulative pretax savings from the restructuring are expected to be toward the high end of the range of $120 to $140 by the end of 2017, and were $100 through June 30, 2016. The restructuring is expected to impact all of our business segments and our organizations in all major geographies. Total pretax charges were $1 ($1 after tax) and $12 ($8 after tax) for the three months ended June 30, 2016 and 2015, respectively. Total pretax charges were $15 ($11 after tax) and $25 ($13 after tax) for the six months ended June 30, 2016 and 2015, respectively.
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

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $1.4 billion for the first six months of 2016, compared to $0.8 billion in the prior year. The increase included benefits from higher cash earnings, improved working capital and lower pension contributions. For the six months ended June 30, 2016 and 2015 defined benefit pension plan contributions were $30 and $435, respectively.
Investing
During the first six months of 2016, our capital spending was $397 compared to $527 in the prior year. We anticipate that full-year 2016 capital spending will be between $950 and $1,050.
Financing
On February 22, 2016, we issued $400 aggregate principal amount of 1.40% notes due February 15, 2019 and $400 aggregate principal amount of 2.75% notes due February 15, 2026. Proceeds from the offering were used for general corporate purposes, including repayment of a portion of our outstanding commercial paper indebtedness.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $758 as of June 30, 2016 (included in debt payable within one year on the Consolidated Balance Sheet). The average month-end balance of short-term debt for the second quarter of 2016 was $692. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At June 30, 2016, total debt was $7.7 billion compared to $7.8 billion at December 31, 2015.
We maintain a $2.0 billion revolving credit facility which expires in 2019. This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first six months of 2016, we repurchased 2.3 million shares of our common stock at a cost of $300 through a broker in the open market. We are targeting full-year 2016 share repurchases of $700 to $800, subject to market conditions.
Business Outlook
In 2016, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2016, we expect diluted earnings per share in a range of $5.92 to $6.15 and adjusted earnings per share in a range of $5.95 to $6.15. The adjusted earnings per share excludes expected 2014 Organization Restructuring charges equivalent to $0.03 to $0.06 and the positive impact of an adjustment related to Venezuela recorded in the second quarter equivalent to $0.03. Our adjusted earnings per share guidance is based on the assumptions described below:

•
Growth in organic sales is expected to be at the low end of the previously assumed range of 3 to 5 percent range. This reflects lower expected benefits from selling price increases, primarily due to an improved currency outlook.

•
We expect negative foreign currency translation effects on net sales and operating profit to be 4 to 5 percent (prior assumption toward the low end of the 5 to 6 percent range). Currency transaction effects are also anticipated to negatively impact operating profit.

•	We anticipate the net impact of changes in commodity costs to be between $25 and $125 of deflation year-on-year.

•	We plan to achieve cost savings of $350 to $400 from our FORCE program (previous assumption at least $350), and at least $50 from the 2014 Organization Restructuring.

•	We anticipate that advertising spending will be similar to, or up slightly, as a percentage of net sales to support targeted growth initiatives, brand building and innovation activities.

•	We expect the full-year 2016 effective tax rate and adjusted effective tax rate to be in the lower half of the 30.5 to 32.5 percent target range.

•	Our share of net income from equity companies is expected to be similar to, or down somewhat, compared to 2015.
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
As of June 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2016. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the second quarter of 2016 were made through a broker in the open market.
The following table contains information for shares repurchased during the second quarter of 2016. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2016)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	375,000	$132.93	5,251,811	34,748,189
May 1 to May 31	380,000	127.61	5,631,811	34,368,189
June 1 to June 30	392,000	131.48	6,023,811	33,976,189
Total	1,147,000

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
Exhibit No. (10)l. 2011 Outside Directors' Compensation Plan, as amended and restated, effective May 4, 2016, filed herewith.
Exhibit No. (10)n. Form of Award Agreements under 2011 Equity Participation Plan for Nonqualified Stock Options filed herewith.
Exhibit No. (10)r. Form of Award Agreement under 2011 Equity Participation Plan for Time-Vested Restricted Stock Units, filed herewith.
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
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
July 25, 2016

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended December 14, 2015, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K dated December 14, 2015.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)l.	2011 Outside Directors' Compensation Plan, as amended and restated, effective May 4, 2016, filed herewith.

(10)n.	Exhibit No. (10)n. Form of Award Agreement under 2011 Equity Participation Plan for Nonqualified Stock Options, filed herewith.

(10)r.	Exhibit No. (10)r. Form of Award Agreement under 2011 Equity Participation Plan for Time-Vested Restricted Stock Units, filed herewith.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS	XBRL Instance Document

(101).SCH	XBRL Taxonomy Extension Schema Document

(101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document