Form 10-Q
period 2016-09-30
KIMBERLY CLARK CORP
filed 2016-10-24
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 17, 2016, there were 358,155,430 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2016	2015	2016	2015
Net Sales	$4,594	$4,718	$13,658	$14,052
Cost of products sold	2,924	3,036	8,685	9,054
Gross Profit	1,670	1,682	4,973	4,998
Marketing, research and general expenses	833	868	2,505	2,586
Other (income) and expense, net	1	35	(10)	1,429
Operating Profit	836	779	2,478	983
Interest income	2	4	9	12
Interest expense	(81)	(74)	(238)	(219)
Income Before Income Taxes and Equity Interests	757	709	2,249	776
Provision for income taxes	(227)	(217)	(651)	(166)
Income Before Equity Interests	530	492	1,598	610
Share of net income of equity companies	33	37	103	112
Net Income	563	529	1,701	722
Net income attributable to noncontrolling interests	(13)	(12)	(40)	(42)
Net Income Attributable to Kimberly-Clark Corporation	$550	$517	$1,661	$680

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.53	$1.42	$4.61	$1.87
Diluted	$1.52	$1.41	$4.58	$1.85

Cash Dividends Declared	$0.92	$0.88	$2.76	$2.64
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2016	2015	2016	2015
Net Income	$563	$529	$1,701	$722
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	39	(531)	175	(847)
Employee postretirement benefits	15	(43)	22	818
Other	2	10	(5)	5
Total Other Comprehensive Income (Loss), Net of Tax	56	(564)	192	(24)
Comprehensive Income (Loss)	619	(35)	1,893	698
Comprehensive (income) less attributable to noncontrolling interests	(23)	4	(54)	(21)
Comprehensive Income (Loss) Attributable to Kimberly-Clark Corporation	$596	$(31)	$1,839	$677
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2016 Data is Unaudited)

(Millions of dollars)	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$884	$619
Accounts receivable, net	2,222	2,281
Inventories	1,736	1,909
Other current assets	418	617
Total Current Assets	5,260	5,426
Property, Plant and Equipment, Net	7,198	7,104
Investments in Equity Companies	289	247
Goodwill	1,518	1,446
Other Assets	634	619
TOTAL ASSETS	$14,899	$14,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,205	$1,669
Trade accounts payable	2,454	2,612
Accrued expenses	1,731	1,750
Dividends payable	330	318
Total Current Liabilities	5,720	6,349
Long-Term Debt	6,443	6,106
Noncurrent Employee Benefits	1,195	1,137
Deferred Income Taxes	594	766
Other Liabilities	332	380
Redeemable Preferred Securities of Subsidiaries	64	64
Stockholders' Equity (Deficit)
Kimberly-Clark Corporation	299	(174)
Noncontrolling Interests	252	214
Total Stockholders' Equity	551	40
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,899	$14,842
See Notes to Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2016	2015
Operating Activities
Net income	$1,701	$722
Depreciation and amortization	528	565
Stock-based compensation	64	68
Deferred income taxes	(13)	(378)
Equity companies' earnings (in excess of) less than dividends paid	(31)	(38)
(Increase) decrease in operating working capital	149	(316)
Postretirement benefits	4	941
Adjustments related to Venezuelan operations	(11)	45
Other	(30)	32
Cash Provided by Operations	2,361	1,641
Investing Activities
Capital spending	(582)	(798)
Investments in time deposits	(133)	(100)
Maturities of time deposits	64	100
Other	75	(25)
Cash Used for Investing	(576)	(823)
Financing Activities
Cash dividends paid	(981)	(952)
Change in short-term debt	(837)	(109)
Debt proceeds	1,290	1,097
Debt repayments	(596)	(349)
Proceeds from exercise of stock options	97	102
Acquisitions of common stock for the treasury	(512)	(503)
Shares purchased from noncontrolling interest	—	(151)
Other	2	6
Cash Used for Financing	(1,537)	(859)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	17	(105)
Increase (Decrease) in Cash and Cash Equivalents	265	(146)
Cash and Cash Equivalents - Beginning of Period	619	789
Cash and Cash Equivalents - End of Period	$884	$643
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
Annual Goodwill Impairment Assessment
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is not amortized, but rather is assessed for impairment annually and whenever events and circumstances indicate that impairment may have occurred.  Impairment testing compares the reporting unit carrying amount of goodwill with its fair value.  If the reporting unit carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded.  In our evaluation of goodwill impairment, we have the option to first assess qualitative factors such as macroeconomic, industry and competitive conditions, legal and regulatory environment, historical and projected financial performance, significant changes in the reporting unit and the magnitude of excess fair value over carrying amount from the previous quantitative impairment testing.  If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test using discounted cash flows to estimate fair value must be performed.  On the other hand, if the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then further quantitative testing is not required.  For 2016, we have completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and have determined that it is more likely than not that the fair value is more than the carrying amount for each of our reporting units.
Accounting for Venezuelan Operations
Effective December 31, 2015, we deconsolidated the assets and liabilities of our business in Venezuela from our consolidated balance sheet and moved to the cost method of accounting for our operations in that country. As of the first quarter of 2016, we no longer include the results of our Venezuelan business in our consolidated financial statements. The change resulted in the recognition of an after tax charge of $102 in 2015 and other income of $11 related to an updated assessment in 2016. In addition, we recorded a non-deductible charge of $45 related to a balance sheet remeasurement in 2015. Net sales of K‑C Venezuela were insignificant in 2015.
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
Total charges were $15 ($12 after tax) and $36 ($20 after tax) for the nine months ended September 30, 2016 and 2015, respectively. Through September 30, 2016, cumulative pretax charges for the restructuring were $211 ($149 after tax). Cash payments during the nine months ended September 30, 2016 and 2015 related to the restructuring were $49 and $65, respectively.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the nine months ended September 30, 2016 and for the full year 2015, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Company-owned life insurance ("COLI") assets and derivative assets and liabilities are measured on a recurring basis at fair value. COLI assets were $60 and $57 at September 30, 2016 and December 31, 2015. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The fair value amount of the COLI policies is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy.
At September 30, 2016 and December 31, 2015, derivative assets were $36 and $56, respectively, and derivative liabilities were $26 and $42, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $64 at both September 30, 2016 and December 31, 2015. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. The fair value of the remaining redeemable securities was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions. Measurement of the redeemable preferred securities is considered a level 3 measurement.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		September 30, 2016		December 31, 2015
Assets
Cash and cash equivalents(a)	1	$884	$884	$619	$619
Time deposits and other(b)	1	190	190	124	124
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	242	242	1,071	1,071
Long-term debt(d)	2	7,406	8,262	6,704	7,300

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

Note 4. Employee Postretirement Benefits
The table below presents net periodic benefit cost information for defined benefit plans and other postretirement benefit plans:

	Pension Benefits		Other Benefits
	Three Months Ended September 30
	2016	2015	2016	2015
Service cost	$8	$10	$3	$3
Interest cost	35	39	7	8
Expected return on plan assets	(38)	(43)	—	—
Recognized net actuarial loss	13	13	—	—
Settlements	—	19	—	—
Other	(2)	(2)	—	—
Net periodic benefit cost	$16	$36	$10	$11

	Pension Benefits		Other Benefits
	Nine Months Ended September 30
	2016	2015	2016	2015
Service cost	$32	$29	$9	$9
Interest cost	110	148	24	25
Expected return on plan assets	(119)	(173)	—	—
Recognized net actuarial loss	39	61	(1)	(1)
Settlements	—	1,348	—	—
Other	(7)	(9)	—	—
Net periodic benefit cost	$55	$1,404	$32	$33
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
For the nine months ended September 30, 2016 and 2015, we made cash contributions of $35 and $437, respectively, to our pension trusts. We expect to contribute up to $100 to our defined benefit pension plans for the full year 2016.

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. A reconciliation of the average number of common shares outstanding used in the basic and diluted EPS computations follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2016	2015	2016	2015
Basic	359.2	363.9	360.0	364.5
Dilutive effect of stock options and restricted share unit awards	2.3	2.3	2.4	2.4
Diluted	361.5	366.2	362.4	366.9
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant.
The number of common shares outstanding as of September 30, 2016 and 2015 was 358.4 million and 363.3 million, respectively.

Note 6. Stockholders' Equity (Deficit)
Set forth below is a reconciliation for the nine months ended September 30, 2016 of the carrying amount of total stockholders' equity (deficit) from the beginning of the period to the end of the period.

	Stockholders' Equity (Deficit) Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2015	$(174)	$214
Net Income	1,661	37
Other comprehensive income, net of tax
Unrealized translation	161	15
Employee postretirement benefits	22	—
Other	(5)	—
Stock-based awards exercised or vested	97	—
Recognition of stock-based compensation	64	—
Income tax benefits on stock-based compensation	20	—
Shares repurchased	(553)	—
Dividends declared	(993)	(16)
Other	(1)	2
Balance at September 30, 2016	$299	$252
During the nine months ended September 30, 2016, we repurchased 4.0 million shares at a total cost of $525 pursuant to a share repurchase program authorized by our Board of Directors.
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

The change in net unrealized currency translation for the nine months ended September 30, 2016 was primarily due to the strengthening of most foreign currencies versus the U.S. dollar, including the Brazilian real, South Korean won, Australian dollar, euro and Russian ruble, partially offset by the weakening of the British pound sterling.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2014	$(1,335)	$(1,924)		$(37)		$(16)
Other comprehensive income (loss) before reclassifications	(825)	(56)		10		44
(Income) loss reclassified from AOCI	—	864	(a)	(1)	(a)	(39)
Net current period other comprehensive income (loss)	(825)	808		9		5
Shares purchased from noncontrolling interest and other	(12)	—		—		1
Balance as of September 30, 2015	$(2,172)	$(1,116)		$(28)		$(10)

Balance as of December 31, 2015	$(2,252)	$(1,013)		$(3)		$(10)
Other comprehensive income (loss) before reclassifications	161	10		(9)		8
(Income) loss reclassified from AOCI	—	22	(a)	(1)	(a)	(13)
Net current period other comprehensive income (loss)	161	32		(10)		(5)
Balance as of September 30, 2016	$(2,091)	$(981)		$(13)		$(15)

(a)	Included in computation of net periodic pension costs (see Note 4).
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
The purchase of additional ownership in an already controlled subsidiary is treated as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. The effect of the change in ownership interest is as follows:

Nine Months Ended September 30, 2015
Net income attributable to Kimberly-Clark Corporation	$680
Decrease in Kimberly-Clark Corporation's additional paid-in capital for acquisition	(94)
Change from net income attributable to Kimberly-Clark Corporation and transfers to noncontrolling interests	$586

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

Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At September 30, 2016, we had in place net investment hedges of $59 for a portion of our investment in our Mexican affiliate.
Set forth below is a summary of the designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Foreign currency exchange contracts	$30	$56	$21	$27
Interest rate contracts	4	—	—	—
Commodity price contracts	2	—	5	15
Total	$36	$56	$26	$42
The derivative assets are included in the Consolidated Balance Sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the Consolidated Balance Sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. As of September 30, 2016, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $375. Fair value hedges resulted in no significant ineffectiveness in the nine months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, gains or losses recognized in interest expense for interest rate swaps were not significant. For the nine month periods ended September 30, 2016 and 2015, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of September 30, 2016, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2016 and future periods. As of September 30, 2016, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $770, and there were no outstanding interest rate derivative contracts designated as cash flow hedges. Cash flow hedges resulted in no significant ineffectiveness for the nine months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. As of September 30, 2016, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at September 30, 2016 is August 2019.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. Gains of $5 and losses of $77 were recorded in the three months ended September 30, 2016 and 2015, respectively. Gains of $19 and losses of $158 were recorded in the nine months ended September 30, 2016 and 2015, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of September 30, 2016, the notional amount of these undesignated derivative instruments was $2.2 billion.

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

The following schedules present information concerning consolidated operations by business segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2016	2015	Change	2016	2015	Change
NET SALES
Personal Care	$2,312	$2,357	-1.9%	$6,798	$6,971	-2.5%
Consumer Tissue	1,472	1,528	-3.7%	4,462	4,601	-3.0%
K-C Professional	802	826	-2.9%	2,371	2,443	-2.9%
Corporate & Other	8	7	N.M.	27	37	N.M.
TOTAL NET SALES	$4,594	$4,718	-2.6%	$13,658	$14,052	-2.8%

OPERATING PROFIT
Personal Care	$458	$484	-5.4%	$1,362	$1,412	-3.5%
Consumer Tissue	267	260	+2.7%	822	811	+1.4%
K-C Professional	157	154	+1.9%	457	433	+5.5%
Corporate & Other	(45)	(84)	N.M.	(173)	(244)	N.M.
Other (income) and expense, net(a)	1	35	N.M.	(10)	1,429	N.M.
TOTAL OPERATING PROFIT	$836	$779	+7.3%	$2,478	$983	N.M.
N.M. - Not Meaningful

(a)
Other (income) and expense, net includes charges related to pension settlements of $19 and $1,350 for the three and nine months ended September 30, 2015, respectively. See Note 4 for additional information.

Note 9. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2016			December 31, 2015
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$90	$249	$339	$100	$297	$397
Work in process	106	94	200	110	93	203
Finished goods	442	632	1,074	525	689	1,214
Supplies and other	—	283	283	—	278	278
	638	1,258	1,896	735	1,357	2,092
Excess of FIFO or weighted-average cost over LIFO cost	(160)	—	(160)	(183)	—	(183)
Total	$478	$1,258	$1,736	$552	$1,357	$1,909
Inventories are valued at the lower of cost and net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2016	December 31, 2015
Land	$168	$164
Buildings	2,647	2,537
Machinery and equipment	13,723	13,393
Construction in progress	389	453
	16,927	16,547
Less accumulated depreciation	(9,729)	(9,443)
Total	$7,198	$7,104

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Third Quarter 2016 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Business Outlook
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea.
This section presents a discussion and analysis of our third quarter 2016 net sales, operating profit and other information relevant to an understanding of the results of operations. Our analysis of the results for the three month and nine month periods ended September 30, 2016 reflects comparison to the same three and nine month periods ended September 30, 2015. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling price on net sales. Changes in foreign currency rates also impact the year-over-year change in net sales.
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

Overview of Third Quarter 2016 Results

•
Net sales of $4.6 billion decreased approximately 3 percent compared to the prior year, as changes in foreign currency exchange rates reduced net sales by more than 2 percent. Organic sales were essentially even with prior year. Organic sales increased 3 percent in developing and emerging markets but were down elsewhere.

•
Operating profit of $836 increased compared to $779 in 2015. Net income attributable to Kimberly-Clark Corporation was $550 in 2016 compared to $517 in the prior year. Diluted earnings per share were $1.52 in 2016 versus the prior year $1.41. Results in 2015 included $17 of charges for restructuring the company's business in Turkey, $11 of 2014 Organization Restructuring costs and $19 of pension settlement-related charges.

Results of Operations and Related Information
Consolidated

Selected Financial Results	Three Months Ended September 30			Nine Months Ended September 30
	2016	2015	Percent Change	2016	2015	Percent Change
Net Sales	$4,594	$4,718	-2.6%	$13,658	$14,052	-2.8%
Other (income) and expense, net	1	35	-97.1%	(10)	1,429	N.M.
Operating Profit	836	779	+7.3%	2,478	983	N.M.
Provision for income taxes	(227)	(217)	+4.6%	(651)	(166)	N.M.
Share of net income of equity companies	33	37	-10.8%	103	112	-8.0%
Net Income	563	529	+6.4%	1,701	722	N.M.
Net Income Attributable to Kimberly-Clark Corporation	550	517	+6.4%	1,661	680	N.M.
Diluted Earnings per Share	1.52	1.41	+7.8%	4.58	1.85	N.M.
N.M. - Not Meaningful
Operating Profit Reconciliation of GAAP to Non-GAAP
Operating Profit includes the following adjusting items:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Operating Profit, GAAP	$836	$779	$2,478	$983
Plus adjustments for:
2014 Organization Restructuring	—	11	15	36
Pension Settlements	—	19	—	1,350
Charges for Turkey Restructuring	—	17	—	17
Adjustments Related to Venezuelan Operations	—	—	(11)	45
Adjusted Operating Profit	$836	$826	$2,482	$2,431
Analysis of Consolidated Net Sales and Operating Profit

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended September 30	Nine Months Ended September 30		Three Months Ended September 30	Nine Months Ended September 30
Volume	—	2	Volume	—	6
Net Price	—	—	Net Price	(1)	(1)
Mix/Other(a)	(1)	(1)	Input Costs	1	2
Currency	(2)	(4)	Cost Savings	13	12
Total	(2.6)	(2.8)	Currency Translation	(1)	(3)
(a)Includes rounding			Other(b)	(11)	(14)
(b)Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs			Total	1.2	2.0
Net sales of $4.6 billion in the third quarter of 2016 decreased 3 percent compared to prior year. Changes in foreign currency exchange rates reduced sales by more than 2 percent. Organic sales were essentially even with last year.
Third quarter operating profit was $836 in 2016 and $779 in 2015. Results in 2015 included $17 of charges for restructuring the company's business in Turkey, $11 of 2014 Organization Restructuring costs and $19 of pension settlement-related charges. Adjusted operating profit of $836 in the third quarter of 2016 increased 1 percent compared to $826 in the prior year. The increase included benefits from $105 in cost savings from the company’s FORCE (Focused On Reducing Costs Everywhere) program and $15 of savings from the 2014 Organization Restructuring. Input costs decreased $10, mostly due to lower fiber costs. Translation effects due to changes in foreign currency exchange rates lowered operating profit by $10 and transaction effects also negatively impacted the comparison. Results in 2016 were also impacted by slightly lower net selling prices and unfavorable product mix, along with ongoing manufacturing-related cost increases.
Net sales for the first nine months of 2016 of $13.7 billion decreased approximately 3 percent compared to prior year, as changes in foreign currency exchange rates reduced sales by more than 4 percent. Organic sales increased about 2 percent due to higher sales volumes.
Year-to-date operating profit was $2,478 in 2016 compared to $983 in 2015. Results in 2015 included $1,350 of pension settlement-related charges. Adjusted operating profit of $2,482 in 2016 increased 2 percent compared to $2,431 in 2015. Results in 2016 included $295 of FORCE cost savings and $45 of savings from the 2014 Organization Restructuring. In addition, input costs were $60 lower. Translation effects due to changes in foreign currency exchange rates lowered operating profit by $85 and transaction effects also negatively impacted results.
Other (Income) and Expense, Net Reconciliation of GAAP to Non-GAAP
Other (income) and expense, net includes the following adjusting items:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Other (income) and expense, net, GAAP	$1	$35	$(10)	$1,429
Less adjustments for:
2014 Organization Restructuring	(3)	—	(3)	—
Pension Settlements	—	19	—	1,350
Adjustments Related to Venezuelan Operations	—	—	(11)	40
Adjusted other (income) and expense, net	$4	$16	$4	$39
Adjusted other (income) and expense, net improved due to lower foreign currency transaction losses in 2016 compared to the prior year.
Provision for Income Taxes Reconciliation of GAAP to Non-GAAP
Provision for income taxes includes the following adjusting items:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Effective Tax Rate, GAAP	30.0%	30.6%	28.9%	21.4%
Provision for income taxes, GAAP	$(227)	$(217)	$(651)	$(166)
Plus adjustments for:
2014 Organization Restructuring	(1)	4	3	16
Pension Settlements	—	8	—	520
Adjusted Provision for income taxes	$(226)	$(229)	$(654)	$(702)
Adjusted Effective Tax Rate	29.9%	30.3%	29.0%	31.6%
The decrease in the adjusted effective tax rate for the nine month period ended September 30, 2016 is due to resolution of certain tax matters and benefits from certain tax planning initiatives.
Share of Net Income of Equity Companies
Our share of net income of equity companies was $33 and $37 for the three months ended September 30, 2016 and 2015, respectively, and $103 and $112 for the nine months ended September 30, 2016 and 2015, respectively. Kimberly-Clark de Mexico, S.A.B. de C.V. results were negatively impacted by a weaker Mexican peso, mostly offset by benefits from organic sales growth, lower input costs and cost savings.

Net Income Attributable to Kimberly-Clark and Diluted Earnings Per Share Reconciliation of GAAP to Non-GAAP
Net Income Attributable to Kimberly-Clark and Diluted Earnings Per Share include the following adjusting items:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net Income Attributable to Kimberly-Clark, GAAP	$550	$517	$1,661	$680
Plus adjustments (net of tax) for:
2014 Organization Restructuring	1	7	12	20
Pension Settlements	—	11	—	830
Charges for Turkey Restructuring	—	17	—	17
Adjustments Related to Venezuelan Operations	—	—	(11)	45
Adjusted Net Income Attributable to Kimberly-Clark	$551	$552	$1,662	$1,592

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Diluted Earnings (Loss) Per Share, GAAP	$1.52	$1.41	$4.58	$1.85
Plus adjustments for:
2014 Organization Restructuring	—	0.02	0.03	0.05
Pension Settlements	—	0.03	—	2.26
Charges for Turkey Restructuring	—	0.05	—	0.05
Adjustments Related to Venezuelan Operations	—	—	(0.03)	0.12
Rounding	—	—	0.01	0.01
Adjusted Earnings Per Share	$1.52	$1.51	$4.59	$4.34
The increase in adjusted earnings per share for the nine months ended September 30, 2016 is primarily due to benefits from a lower effective tax rate, along with increased operating profit and a lower share count.
Results by Geography

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
NET SALES
North America	$2,410	$2,462	$7,193	$7,181
Outside North America	2,260	2,344	6,689	7,132
Intergeographic sales	(76)	(88)	(224)	(261)
TOTAL NET SALES	$4,594	$4,718	$13,658	$14,052

OPERATING PROFIT
North America	$575	$555	$1,734	$1,615
Outside North America	307	343	907	1,041
Corporate & Other	(45)	(84)	(173)	(244)
Other (income) and expense, net(a)	1	35	(10)	1,429
TOTAL OPERATING PROFIT	$836	$779	$2,478	$983

(a)	Corporate & Other and Other (income) and expense, net include expenses not associated with the business segments, including charges as indicated in the Non-GAAP Reconciliations.

Results by Business Segments
Personal Care

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015		2016	2015	2016	2015
Net Sales	$2,312	$2,357	$6,798	$6,971	Operating Profit	$458	$484	$1,362	$1,412

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		3		4	Volume		4		9
Net Price		(1)		(1)	Net Price		(5)		(5)
Mix/Other(a)		(1)		1	Input Costs		(1)		2
Currency		(3)		(6)	Cost Savings		13		13
Total		(1.9)		(2.5)	Currency Translation		(2)		(5)
(a)Includes rounding					Other(b)		(14)		(18)
(b)Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs					Total		(5.4)		(4.0)
Third quarter net sales of $2.3 billion decreased 2 percent compared to prior year. Unfavorable currency rates reduced sales 3 percent. Sales volumes increased approximately 3 percent while changes in net selling prices decreased sales by 1 percent. Third quarter operating profit of $458 decreased 5 percent. The comparison was impacted by unfavorable currency effects, changes in net selling prices and product mix and increased marketing, research and general spending on a local currency basis, partially offset by volume growth and cost savings.
Net sales in North America decreased 1 percent. Changes in net selling prices decreased sales by 2 percent, while sales volumes improved 1 percent compared to 10 percent growth in prior year. Child care volumes rose double-digits, with benefits from innovations and category growth. Baby wipes volumes also increased double-digits and market shares improved. Huggies diaper and adult care volumes were down low single-digits and mid-single digits, respectively, compared to double-digit growth in the year-ago period that included benefits from innovation launches and increased promotion shipments. Adult care volumes in 2016 were also impacted by competitive promotion activity.
Net sales in developing and emerging markets decreased 4 percent, including an 8 percent impact from unfavorable currency rates. Sales volumes increased 4 percent, with gains in China, Eastern Europe and the Middle East/Africa, and declines in Argentina and Brazil. Overall changes in net selling prices were even year-on-year, as increases in response to weaker currency rates and local cost inflation, primarily in Latin America, were offset by decreases in China.
Net sales in developed markets outside North America increased 1 percent. Sales volumes advanced 2 percent and changes in product mix improved sales slightly, while changes in net selling prices decreased sales by 2 percent.
Consumer Tissue

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015		2016	2015	2016	2015
Net Sales	$1,472	$1,528	$4,462	$4,601	Operating Profit	$267	$260	$822	$811

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		(2)		—	Volume		(3)		2
Net Price		—		—	Net Price		3		3
Mix/Other(a)		—		—	Input Costs		6		3
Currency		(2)		(3)	Cost Savings		10		8
Total		(3.7)		(3.0)	Currency Translation		(1)		(1)
(a)Includes rounding					Other(b)		(12)		(14)
(b)Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs					Total		2.7		1.0

Third quarter net sales of $1.5 billion decreased 4 percent. Currency rates had an unfavorable impact of 2 percent and volumes declined 2 percent. Third quarter operating profit of $267 increased 3 percent. The comparison benefited from cost savings and input cost deflation, partially offset by unfavorable currency effects and lower organic sales.
Net sales in North America decreased 4 percent. Sales volumes decreased 3 percent and changes in product mix decreased sales by 1 percent. The sales volume comparison was impacted by changes in the timing of promotion shipments and strong growth in the year-ago period.
Net sales in developing and emerging markets decreased 4 percent, including a 4 percent negative impact from currency rates. Changes in net selling prices increased sales by 3 percent but were offset by lower sales volumes.
Net sales in developed markets outside North America decreased 4 percent with currency rates unfavorable by 3 percent. Changes in net selling prices reduced sales by 2 percent, while sales volumes improved 1 percent.
K-C Professional

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015		2016	2015	2016	2015
Net Sales	$802	$826	$2,371	$2,443	Operating Profit	$157	$154	$457	$433

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		(2)		(1)	Volume		(5)		—
Net Price		1		1	Net Price		7		6
Mix/Other(a)		—		—	Input Costs		—		1
Currency		(2)		(3)	Cost Savings		7		10
Total		(2.9)		(2.9)	Currency Translation		(1)		(3)
(a)Includes rounding					Other(b)		(6)		(8)
(b)Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs					Total		1.9		6.0
Third quarter net sales of $0.8 billion decreased 3 percent. Unfavorable changes in currency rates reduced net sales 2 percent. Sales volumes declined 2 percent, while changes in net selling prices increased sales by 1 percent. Changes in product/mix other reduced sales slightly, including an approximate 1 percent impact from lower sales of nonwovens to Halyard Health, Inc. Third quarter operating profit of $157 increased 2 percent. The comparison benefited from higher net selling prices and cost savings, mostly offset by unfavorable currency effects and lower volumes.
Net sales in North America increased 1 percent due to higher net selling prices. Overall sales volumes were even year-on-year, as growth in washroom products was offset by declines in other categories.
Net sales in developing and emerging markets decreased 1 percent, including a 5 percent negative impact from unfavorable currency rates. Changes in net selling prices increased sales by 4 percent, primarily in Latin America. Changes in product mix improved sales by 1 percent, while sales volumes fell 2 percent.
Net sales in developed markets outside North America decreased 6 percent. Changes in currency rates reduced sales about 2 percent. Volumes fell 6 percent while the combined impact of changes in net selling prices and product mix increased sales by 1 percent. The volume decline was driven by results in Western/Central Europe.

2014 Organization Restructuring
In 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. The restructuring is intended to improve underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The plan is expected to be completed by the end of 2016, with total costs, primarily severance, anticipated to be toward the high end of the range of $130 to $160 after tax ($190 to $230 pretax). Cash costs are projected to be approximately 80 percent of the total charges. Cumulative pretax savings from the restructuring are expected to be toward the high end of the range of $120 to $140 by the end of 2017, and were $115 through September 30, 2016. The restructuring is expected to impact all of our business segments and our organizations in all major geographies. Total charges were $15 ($12 after tax) and $36 ($20 after tax) for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2.4 billion for the first nine months of 2016, compared to $1.6 billion in the prior year. The increase included benefits from improved working capital and lower pension contributions. For the nine months ended September 30, 2016 and 2015, defined benefit pension plan contributions were $35 and $437, respectively.
Investing
During the first nine months of 2016, our capital spending was $582 compared to $798 in the prior year. We anticipate that full-year 2016 capital spending will be somewhat below the previous target range of $950 to $1,050.
Financing
On February 22, 2016, we issued $400 aggregate principal amount of 1.40% notes due February 15, 2019 and $400 aggregate principal amount of 2.75% notes due February 15, 2026. Proceeds from the offering were used for general corporate purposes, including repayment of a portion of our outstanding commercial paper indebtedness.
On July 29, 2016, we issued $500 aggregate principal amount of 3.20% notes due July 30, 2046. Proceeds from the offering were used for general corporate purposes, including repayment of a portion of our outstanding commercial paper indebtedness.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $242 as of September 30, 2016 (included in debt payable within one year on the Consolidated Balance Sheet). The average month-end balance of short-term debt for the third quarter of 2016 was $325. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At September 30, 2016, total debt was $7.6 billion compared to $7.8 billion at December 31, 2015.
We maintain a $2.0 billion revolving credit facility which expires in 2021. This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first nine months of 2016, we repurchased 4.0 million shares of our common stock at a cost of $525 through a broker in the open market. We are targeting full-year 2016 share repurchases of $750 subject to market conditions.
Business Outlook
In 2016, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2016, we expect diluted earnings per share in a range of $5.92 to $6.05 (prior outlook $5.92 to $6.15) and adjusted earnings per share in a range of $5.95 to $6.05 (prior outlook $5.95 to $6.15). The adjusted earnings per share excludes expected 2014 Organization Restructuring charges equivalent to $0.03 to $0.06 and the positive impact of an adjustment related to Venezuela recorded in the second quarter equivalent to $0.03. Our adjusted earnings per share guidance is based on the assumptions described below:

•	Growth in organic sales of 2 percent compared to the previously assumed growth at the low end of the 3 to 5 percent range.

•	Negative foreign currency translation effects on net sales and operating profit of 4 and 3 percent, respectively (prior assumption of 4 to 5 percent range for each).

•	Net impact of changes in commodity costs to be between $25 and $125 of deflation year-on-year.

•	Cost savings of $350 to $400 from our FORCE program and at least $50 from the 2014 Organization Restructuring.

•	Full-year 2016 effective tax rate and adjusted effective tax rate will both be approximately at the lower end of the 30.5 to 32.5 percent target range.

•	Our share of net income from equity companies to be down somewhat, compared to 2015.

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
As of September 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the third quarter of 2016 were made through a broker in the open market.
The following table contains information for shares repurchased during the third quarter of 2016. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2016)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	396,000	$134.01	6,419,811	33,580,189
August 1 to August 31	694,000	128.85	7,113,811	32,886,189
September 1 to September 30	659,000	125.17	7,772,811	32,227,189
Total	1,749,000

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
October 24, 2016

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