Form 10-K
period 2016-12-31
KIMBERLY CLARK CORP
filed 2017-02-08
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2016 (based on the most recent closing stock price on the New York Stock Exchange as of such date) was approximately $49.5 billion.
As of February 1, 2017, there were 356,274,872 shares of Kimberly-Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's Annual Meeting of Stockholders to be held on April 20, 2017 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2016 Annual Report

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

•
K-C Professional ("KCP") partners with businesses to create Exceptional Workplaces, helping to make them healthier, safer and more productive through a range of solutions and supporting products such as wipers, tissue, towels, apparel, soaps and sanitizers. Our brands, including Kleenex, Scott, WypAll, Kimtech and Jackson Safety, are well-known for quality and trusted to help people around the world work better.

These reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute our global strategies to drive growth and profitability of our worldwide personal care, consumer tissue and KCP operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management and capacity, and capital investments for each of these businesses.
Products for household use are sold directly to supermarkets, mass merchandisers, drugstores, warehouse clubs, variety and department stores and other retail outlets, as well as through other distributors and e-commerce. Products for away-from-home use are sold through distributors and directly to manufacturing, lodging, office building, food service, and high volume public facilities.
Net sales to Wal-Mart Stores, Inc. were approximately 14 percent in 2016 and 2015, and 13 percent in 2014 of our total net sales.

1	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

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
Research and Development
Research and development expenditures are directed toward new or improved personal care, tissue, wiping, safety and nonwoven materials. Consolidated research and development expense was $328 in 2016, $324 in 2015 and $368 in 2014.
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

	2017	2018
Facilities in U.S.	$14	$1
Facilities outside U.S.	20	7
Total	$34	$8
Total worldwide operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental payments, and research and engineering costs are expected to be as follows:

	2017	2018
Facilities in U.S.	$58	$59
Facilities outside U.S.	52	53
Total	$110	$112
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

2	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Employees
In our worldwide consolidated operations, we had approximately 42,000 employees as of December 31, 2016.
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
Our strategy includes operations growth outside the U.S., especially in developing markets such as China, Latin America and Eastern Europe. About half of our net sales come from markets outside the U.S. We and our equity companies have manufacturing facilities in 38 countries, and sell products in more than 175 countries. Our results may be substantially affected by a number of foreign market risks:

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

3	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

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
Government regulations and enforcement, and potential litigation, could have an adverse effect on our financial results.
As a global company, we are subject to many laws and governmental regulations across all of the countries in which we do business, including laws and regulations involving marketing, antitrust, anti-bribery or anti-corruption, product liability, environmental, intellectual property or other matters, as well as potential litigation or administrative actions.
If we are unable to comply with all laws and regulations, it could negatively impact our reputation and our business results. We cannot provide assurance that our internal control policies and procedures, and ethics and compliance program will always protect us from acts committed by our employees or agents. Adverse regulatory action, including a recall, regulatory or other governmental investigation, or product liability or other litigation may also adversely affect our financial condition and business operations.

4	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Although we believe that none of these proceedings or requirements will have a material adverse effect on us, the outcome of these proceedings may not be as expected.
In addition, new or revised laws or regulations may alter the environment in which we do business, which could adversely impact our financial results. For example, new legislation or regulations may result in increased costs to us, directly for our compliance or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs, excise taxes or reduced availability of raw materials.
New or revised tax regulations could have an adverse effect in our financial results.
We are subject to income tax requirements in various jurisdictions in the U.S. and internationally. Many of these jurisdictions have made changes to their tax policies or are contemplating changes, or have unpredictable enforcement activity. Increases in applicable tax rates, implementation of new taxes, changes in applicable tax laws and interpretations of these tax laws and actions by tax authorities in jurisdictions in which we operate could reduce our after-tax income and have an adverse effect on our results of operations.
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

5	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

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
The 2014 spin-off of our health care business could result in substantial tax liability to us and our stockholders.
On October 31, 2014, we completed the spin-off of our health care business, creating a stand-alone, publicly traded health care company, Halyard Health, Inc. ("Halyard"). Historically, the IRS provided companies seeking to perform a spin-off transaction with an advance ruling that the proposed spin-off transaction would qualify for tax-free treatment. However, the IRS no longer provides such advance rulings. Prior to completing the spin-off of our health care business, we obtained an opinion of counsel that neither we nor our U.S. stockholders will recognize taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off. The opinion of counsel is based on certain statements and representations made by us, which, if incomplete or inaccurate in any material respect, could invalidate the opinion of counsel. In addition, this opinion is not binding on the IRS. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion of counsel.
If the spin-off and certain related transactions were determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off were deemed taxable, each U.S. holder of our common stock who received shares of Halyard would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
At December 31, 2016 we own or lease:

•	our principal executive offices located in the Dallas, Texas metropolitan area;

•	four operating segment and geographic headquarters at two U.S. and two international locations; and

6	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

•	four administrative centers at one U.S. and three international locations.
The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
United States (in 16 states)	18
Europe	13
Asia, Latin America and other	60
Worldwide Total (in 38 countries)	91
Many of these facilities produce multiple products. Consumer tissue and KCP products are produced in 55 facilities and personal care products are produced in 49 facilities. We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained.

ITEM 3.    LEGAL PROCEEDINGS
See Item 8, Note 12 to the consolidated financial statements which is incorporated in this Item 3 by reference for information on legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 8, 2017, together with certain biographical information, are as follows:
Achal Agarwal, 57, was elected President, K-C Asia-Pacific in 2012. He is responsible for our consumer business in our Asia-Pacific region. From 2008 to 2012, his title was President, K-C North Asia. Mr. Agarwal joined Kimberly-Clark from PepsiCo, Inc. where he served from March 2008 to June 2008 as Business Unit General Manager, Sub-Saharan Africa Beverages and Snacks and as Chief Operating Officer, Greater China Beverages from 2005 to February 2008.
J. Scott Boston, 54, was elected Senior Vice President and Chief Human Resources Officer in January 2017. He is responsible for the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and corporate health services. From 2011 to 2016, his title was Vice President of Global Talent Management, HR Strategy & Operations. Prior to joining Kimberly-Clark, Mr. Boston served as Senior Vice President, Human Resources, for McKesson Corporation.
Gustavo Calvo Paz, 55, was elected President, K-C Europe, Middle East & Africa in 2014. He is responsible for our consumer business in our Europe, Middle East & Africa region. From 2010 to 2014, he served as President, K-C Middle East & Africa. Mr. Calvo Paz joined Kimberly-Clark in 1996 and has held a number of positions with increasing responsibility within our international business operations.
Sergio Cruz, 50, was elected President, K-C Latin America in January 2017. He is responsible for our consumer business in our Latin America region. From 2014 to January 2017, Mr. Cruz served as Vice President, K-C Latin America - Brazil and from 2011 to 2013, he served as Managing Director, K-C Eastern Europe. Mr. Cruz joined Kimberly-Clark in 2005 and has held a number of positions with increasing responsibility within our international business operations.
Thomas J. Falk, 58, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President - Global Tissue, Pulp and Paper in 1998, where he was responsible for our global tissue businesses. Earlier in his career, Mr. Falk had responsibility for our North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined Kimberly-Clark in 1983 and has held other senior management positions. He has been a director of Kimberly-Clark since 1999. He also serves on the board of directors of Lockheed Martin Corporation, Catalyst Inc., the Global Consumer Goods Forum, and the University of Wisconsin Foundation, and serves as a governor of the Boys & Girls Clubs of America.

7	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Maria Henry, 50, was elected Senior Vice President and Chief Financial Officer in April 2015. Prior to joining Kimberly-Clark, Ms. Henry served as Chief Financial Officer of Hillshire Brands Company, a branded food products company, from 2012 to 2014, and Chief Financial Officer of Sara Lee Corporation’s North American Retail and Food Service business from 2011 to 2012. Prior to joining Sara Lee (the predecessor to Hillshire Brands) in 2011, Ms. Henry was Executive Vice President and Chief Financial Officer of Culligan International, where she was responsible for finance, strategy, business development and information technology. Before Culligan, Ms. Henry served as Chief Financial Officer of Vastera, Inc. She began her career at General Electric. She also serves on the board of directors of General Mills, Inc.
Michael D. Hsu, 52, was elected President and Chief Operating Officer and a member of the Board in January 2017. He is responsible for the day-to-day operations of our business units, along with our global innovation, marketing and supply chain functions. He served as Group President - K-C North America from 2013 to 2016, where he was responsible for our consumer business in North America, as well as leading the development of new business strategies for global nonwovens. From 2012 to 2013, his title was Group President - North America Consumer Products. Prior to joining Kimberly-Clark, Mr. Hsu served as Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., a North American grocery manufacturing and processing conglomerate, from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010 to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company. Mr. Hsu also serves on the board of trustees of United Way U.S.A.
Sandra MacQuillan, 50, was elected Senior Vice President and Chief Supply Chain Officer in April 2015. She is responsible for procurement, transportation, continuous improvement, sustainability, quality, safety, regulatory operations and lean cost transformation. Ms. MacQuillan joined Kimberly-Clark from Mars Incorporated, a manufacturer of confectionery, pet food, and other food products, where she served from 2009 to 2015 as Global Vice President, Supply Chain, responsible for manufacturing, engineering and logistics for Mars’ Global Petcare business. She has extensive experience in procurement, technology and engineering.
Thomas J. Mielke, 58, was elected Senior Vice President - General Counsel in 2013. From 2007 to 2012, his title was Senior Vice President - Law and Government Affairs and Chief Compliance Officer, and from 2012 to 2013, his title was Senior Vice President - General Counsel and Chief Compliance Officer. His responsibilities include our legal affairs, internal audit and government relations activities. Mr. Mielke joined Kimberly-Clark in 1988. He has held a number of positions with increasing responsibility within the legal function and was appointed Vice President and Chief Patent Counsel in 2000, and Vice President and Chief Counsel - North Atlantic Consumer Products in 2004.
Anthony J. Palmer, 57, was elected President - Global Brands and Innovation in 2012. Previously, he served as Senior Vice President and Chief Marketing Officer from 2006 to 2012. He leads the global development of our consumer categories through marketing, innovation, category and customer development and shopper marketing. In addition, he leads our global marketing, innovation and corporate research and development functions. Prior to joining Kimberly-Clark in 2006, he served in a number of senior marketing and general management roles at Kellogg Company from 2002 to 2006, including as Managing Director of Kellogg's U.K. business. He also serves on the board of directors of The Hershey Company.
Kimberly K. Underhill, 52, was elected President of K-C Professional in 2014. From 2011 to 2014, she served as President, Consumer Europe. She is responsible for our global professional business, which includes commercial tissue and wipers, skin care, safety and do-it-yourself products. She joined Kimberly-Clark in 1988 and has held a number of positions with increasing responsibility within research and engineering, operations and marketing. She also serves on the board of directors of Foot Locker, Inc.

8	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The dividend and market price data included in Item 7, MD&A "Unaudited Quarterly Data," are incorporated in this Item 5 by reference.
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.
As of February 1, 2017, we had 21,527 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2016, we repurchased 6.0 million shares of our common stock at a cost of $750 through a broker in the open market.
The following table contains information for shares repurchased during the fourth quarter of 2016. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2016)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	624,000	$119.52	8,396,811	31,603,189
November 1 to November 30	661,000	113.95	9,057,811	30,942,189
December 1 to December 31	654,000	114.62	9,711,811	30,288,189
Total	1,939,000

(a)
Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on November 13, 2014. This program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

9	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
	2016(a)	2015(b)	2014(c)	2013(d)	2012(e)
Net Sales	$18,202	$18,591	$19,724	$19,561	$19,467
Gross Profit	6,651	6,624	6,683	6,609	6,129
Operating Profit	3,317	1,613	2,521	2,903	2,377
Share of Net Income of Equity Companies	132	149	146	205	177
Income from Continuing Operations	2,219	1,066	1,545	2,018	1,627
Income from Discontinued Operations, Net of Income Taxes	—	—	50	203	201
Net Income	2,219	1,066	1,595	2,221	1,828
Net Income Attributable to Noncontrolling Interests in Continuing Operations	(53)	(53)	(69)	(79)	(78)
Net Income Attributable to Kimberly-Clark Corporation	2,166	1,013	1,526	2,142	1,750
Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic
Continuing operations	6.03	2.78	3.94	5.05	3.94
Discontinued operations	—	—	0.13	0.53	0.51
Net income	6.03	2.78	4.07	5.58	4.45

Diluted
Continuing operations	5.99	2.77	3.91	5.01	3.91
Discontinued operations	—	—	0.13	0.52	0.51
Net income	5.99	2.77	4.04	5.53	4.42

Cash Dividends
Declared	3.68	3.52	3.36	3.24	2.96
Paid	3.64	3.48	3.33	3.17	2.92

Total Assets	14,602	14,842	15,526	18,919	19,873
Long-Term Debt	6,439	6,106	5,630	5,386	5,070
Total Stockholders' Equity	117	40	999	5,140	5,287

(a)
Results include other income of $11 related to an updated assessment of the deconsolidation of our Venezuelan operations. Additionally, results were negatively impacted by pre-tax charges of $35, $27 after tax, related to the 2014 Organization Restructuring. See Item 8, Notes 1 and 2 of the consolidated financial statements for details.

(b)
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

(c)
Results include pre-tax charges of $133, $95 after tax, related to the 2014 Organization Restructuring, pre-tax charges of $33, $30 after tax, related to European strategic changes, a nondeductible charge of $462 related to the remeasurement of the Venezuelan balance sheet and a nondeductible charge of $35, $17 attributable to Kimberly-Clark Corporation, related to a regulatory dispute in the Middle East. Additionally, results were negatively impacted by pre-tax charges of $157, $138 after tax, for transaction and related costs associated with the spin-off of the health care business (classified in discontinued operations). See Item 8, Notes 1 through 4 of the consolidated financial statements for details.

(d)
Results include pre-tax charges of $81, $66 after tax, related to European strategic changes. Additionally, results were negatively impacted by a $36 pre-tax charge, $26 after tax, related to the devaluation of the Venezuelan bolivar.

(e)
Results include pre-tax charges of $299, $242 after tax, related to European strategic changes. Additionally, results were negatively impacted by $135 in pre-tax charges, $86 after tax, for restructuring actions related to our pulp and tissue operations.

10	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and prospects. This discussion and analysis compares 2016 results to 2015, and 2015 results to 2014. The reference to "N.M." indicates that the calculation is not meaningful. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling prices on net sales. Changes in foreign currency rates also impact the year-over-year change in net sales. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2016 Results

•	Results of Operations and Related Information

•	Unaudited Quarterly Data

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	New Accounting Standards

•	Business Outlook

•	Information Concerning Forward-Looking Statements
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:

•
2014 Organization Restructuring - In 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. Results in 2016, 2015 and 2014 include charges related to this initiative. See Item 8, Note 2, of the consolidated financial statements for details.

•
Adjustments related to Venezuelan operations - Results in 2016 and 2015 include adjustments for the deconsolidation of our Venezuelan operations, and in 2015 and 2014 include charges for remeasuring the local currency balance sheet in Venezuela. See Item 8, Note 1 of the consolidated financial statements for details.

•
Pension settlement charges - In 2015, we recorded settlement-related charges from certain actions taken for our U.S. pension plan. See Item 8, Note 9 of the consolidated financial statements for details.

•
Uncertain tax positions adjustment - In 2015, we updated our assessment of uncertain tax positions for certain international operations, and recorded a charge related to prior years in provision for income taxes. See Item 8, Note 14 of the consolidated financial statements for details.

11	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

•	Turkey restructuring - In 2015, we recorded charges related to the restructuring of our operations in Turkey.

•
Regulatory dispute in the Middle East - In 2014, we recorded a charge as a result of an adverse court ruling regarding the treatment of capital contributions in prior years to an affiliate in the Middle East.

•
European strategic changes and related restructuring charges - In 2012, we initiated strategic changes to, and a related restructuring in, our Western and Central European businesses. Results in 2014 include charges related to this restructuring activity. See Item 8, Note 4 of the consolidated financial statements for details.

Overview of Business
We are a global company focused on leading the world in essentials for a better life, with manufacturing facilities in 35 countries and products sold in more than 175 countries. Our products are sold under well-known brands such as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. We have three reportable business segments: Personal Care, Consumer Tissue and KCP. These business segments are described in greater detail in Item 8, Note 16 to the consolidated financial statements.
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
Highlights for 2016 include the following:

•	Net sales of $18.2 billion decreased 2 percent compared to 2015. Weakening foreign currency exchange rates reduced sales by 4 percent. Organic sales increased 2 percent.

•	Organic sales in our North American consumer business grew 1 percent primarily due to 3 percent sales volume growth.

•
Organic sales in D&E markets grew 4 percent in 2016. While we continued to benefit from innovation, expansion, category development and higher net selling prices, our overall growth in D&E markets moderated compared to prior years, primarily due to slower economic growth and weaker category dynamics.

•	In our Developed Markets outside North America, organic sales were essentially even.

•
We generated an all-time record $435 of cost savings from our ongoing FORCE (Focused On Reducing Costs Everywhere) program. These savings helped fund investments in innovations and growth initiatives and improve our profit margins.

•
We completed our 2014 Organization Restructuring in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business in 2014. Savings from this initiative were $70 in 2016, bringing annualized savings to $140.

•
We continued to focus on generating cash flow and allocating capital to shareholders. In 2016, cash provided by operations was $3.2 billion, an increase of 40 percent year-on-year. Share repurchases of Kimberly-Clark common stock were $750. In addition, we raised our dividend in 2016 by 4.5 percent, the 44th consecutive annual increase in our dividend. Altogether, share repurchases and dividends in 2016 amounted to $2.1 billion.

We completed the spin-off of our health care business on October 31, 2014. As a result, the health care business is presented as discontinued operations on the consolidated income statement in 2014.
We are subject to risks and uncertainties, which can affect our business operations and financial results. See Item 1A, "Risk Factors" in this Form 10-K for additional information.

12	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Overview of 2016 Results

•	Net sales of $18.2 billion decreased 2 percent compared to prior year, as changes in foreign currency exchange rates decreased net sales by 4 percent.

•
Operating profit and Net Income Attributable to Kimberly-Clark Corporation were $3,317 and $2,166 in 2016 and $1,613 and $1,013 in 2015, respectively. Diluted earnings per share was $5.99 in 2016 compared to $2.77 in 2015. Results in 2015 included $1,358 ($835 after tax) of pension settlement charges and $153 ($147 after tax) of charges related to our Venezuelan operations.

•	Adjusted operating profit and adjusted diluted earnings per share increased 4 percent and 5 percent, respectively, compared to 2015.
Results of Operations and Related Information
This section presents a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2016 results of operations.
Consolidated

Selected Financial Results	Year Ended December 31
	2016	2015	Change 2016 vs. 2015	2014	Change 2015 vs. 2014
Net Sales	$18,202	$18,591	-2.1%	$19,724	-5.7%
Other (income) and expense, net	8	1,568	-99.5%	453	+246.1%
Operating Profit	3,317	1,613	+105.6%	2,521	-36.0%
Provision for income taxes	922	418	+120.6%	856	-51.2%
Share of net income from equity companies	132	149	-11.4%	146	+2.1%
Income from Continuing Operations	2,219	1,066	+108.2%	1,545	-31.0%
Income from discontinued operations, net of income taxes	—	—	—	50	N.M.
Net Income Attributable to Kimberly-Clark Corporation	2,166	1,013	+113.8%	1,526	-33.6%
Diluted Earnings per Share from Continuing Operations	5.99	2.77	+116.2%	3.91	-29.2%
Operating Profit Reconciliation of GAAP to Non-GAAP
Operating profit includes the following adjusting items:

	Year Ended December 31
	2016	2015	2014
Operating Profit, GAAP	$3,317	$1,613	$2,521
Plus adjustments for:
2014 Organization Restructuring	35	63	133
Venezuelan Operations	(11)	153	462
Pension Settlements	—	1,358	—
Turkey Restructuring	—	23	—
Regulatory Dispute in Middle East	—	—	35
European Strategic Changes	—	—	33
Adjusted Operating Profit	$3,341	$3,210	$3,184

13	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Consolidated Net Sales and Adjusted Operating Profit

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	2016 vs. 2015	2015 vs. 2014		2016 vs. 2015	2015 vs. 2014
Volume	2	4	Volume	5	8
Net Price	—	—	Net Price	(1)	1
Mix/Other(a)	—	—	Input Costs	2	5
Currency	(4)	(10)	Cost Savings	14	11
Total	(2.1)	(5.7)	Currency Translation	(3)	(11)
			Other(c)	(13)	(13)
Organic(b)	2	5	Total	4.1	0.8
(a)Includes rounding
(b)Combined impact of changes in volume, net price and mix/other
(c)Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs
2016 vs. 2015
Net sales of $18.2 billion decreased 2 percent compared to 2015, as changes in foreign currency exchange rates reduced sales by about 4 percent. Organic sales increased approximately 2 percent due to higher volumes. Operating profit was $3,317 in 2016 versus $1,613 in 2015. Results in 2015 included $1,358 of pension settlement charges and $153 of charges related to our Venezuelan operations. Adjusted operating profit of $3,341 in 2016 increased 4 percent compared to $3,210 in 2015. Results in 2016 included benefits from organic sales growth, $435 of FORCE cost savings and $70 of savings from the 2014 Organization Restructuring. In addition, input costs were $65 lower. Translation effects due to changes in foreign currency exchange rates lowered operating profit by $90 and transaction effects also negatively impacted results.
2015 vs. 2014
Net sales of $18.6 billion decreased 6 percent compared to 2014, as changes in foreign currency exchange rates reduced net sales more than 10 percent. Organic net sales increased 5 percent, as volumes increased 4 percent and product mix was favorable by 1 percent. Operating profit of $1,613 decreased 36 percent compared to 2014. Comparisons were negatively impacted by significant unfavorable currency effects, as well as adjusting items described in the operating profit reconciliation of GAAP to Non-GAAP above. Adjusted operating profit of $3,210 in 2015 increased 1 percent compared to $3,184 in 2014. The comparisons benefited from organic sales growth, FORCE cost savings of $365, input cost deflation of $150 and $65 of savings from the 2014 Organization Restructuring. Translation effects due to changes in foreign currency exchange rates lowered adjusted operating profit by $360 and foreign currency transaction effects also negatively impacted the operating profit comparisons. Total marketing, research and general expenses increased on a local currency basis, driven by higher administrative costs.
Other (Income) & Expense, Net Reconciliation of GAAP to Non-GAAP
Other (income) & expense, net includes the following adjusting items:

	Year Ended December 31
	2016	2015	2014
Other (income) and expense, net, GAAP	$8	$1,568	$453
Less adjustments for:
2014 Organization Restructuring	(3)	—	—
Venezuelan Operations	(11)	148	421
Pension Settlements	—	1,358	—
Regulatory Dispute in Middle East	—	—	35
Adjusted other (income) and expense, net	$22	$62	$(3)
Adjusted other (income) and expense, net was expense of $22 in 2016 and $62 in 2015. The change was driven by higher currency transaction losses in 2015. Adjusted other (income) and expense, net was expense of $62 in 2015 and income of $3 in 2014. The change was driven by higher foreign currency transaction losses in 2015 compared to 2014, and gains on asset sales in 2014.

14	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Provision for Income Taxes Reconciliation of GAAP to Non-GAAP
Provision for income taxes includes the following adjusting items:

	Year Ended December 31
	2016	2015	2014
Effective Tax Rate, GAAP	30.6%	31.3%	38.0%
Provision for income taxes, GAAP	$922	$418	$856
Plus adjustments for:
2014 Organization Restructuring	8	21	38
Venezuelan Operations	—	6	—
Pension Settlements	—	523	—
Uncertain Tax Positions	—	(49)	—
Europe Strategic Changes	—	—	3
Adjusted Provision for income taxes	$930	$919	$897
Adjusted Effective Tax Rate	30.7%	31.3%	30.7%
The decrease in adjusted effective tax rate in 2016 is primarily due to certain planning initiatives. The increase in adjusted effective tax rate in 2015 is primarily due to the redemption of preferred securities in 2014.
Share of Net Income from Equity Companies
Our share of net income of equity companies was $132 in 2016, $149 in 2015 and $146 in 2014. Kimberly-Clark de Mexico, S.A.B. de C.V. ("KCM") results in 2016 compared to 2015 were negatively impacted by a weaker Mexican peso and higher input costs, partially offset by benefits from organic sales growth and cost savings. KCM results in 2015 compared to 2014 benefited from increased organic sales, cost savings, and lower input costs, partially offset by a weaker Mexican peso.

15	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Net Income Attributable to Kimberly-Clark and Diluted Earnings Per Share from Continuing Operations Reconciliations of GAAP to Non-GAAP
Net Income Attributable to Kimberly-Clark and Diluted Earnings Per Share include the following adjusting items:

	Year Ended December 31
	2016	2015	2014
Net Income Attributable to Kimberly-Clark, GAAP	$2,166	$1,013	$1,526
Plus adjustments (net of tax) for:
2014 Organization Restructuring	27	42	95
Venezuelan Operations	(11)	147	462
Pension Settlements	—	835	—
Uncertain Tax Positions	—	49	—
Turkey Restructuring	—	23	—
Health Care Spin-off	—	—	138
European Strategic Changes	—	—	30
Regulatory Dispute in Middle East	—	—	17
Adjusted Net Income Attributable to Kimberly-Clark	$2,182	$2,109	$2,268

	Year Ended December 31
	2016	2015	2014
Diluted Earnings Per Share from Continuing Operations, GAAP	$5.99	$2.77	$3.91
Plus adjustments for:
2014 Organization Restructuring	0.07	0.11	0.25
Venezuelan Operations	(0.03)	0.40	1.22
Pension Settlements	—	2.28	—
Uncertain Tax Positions	—	0.13	—
Turkey Restructuring	—	0.06	—
European Strategic Changes	—	—	0.08
Regulatory Dispute in Middle East	—	—	0.05
Rounding	—	0.01	—
Adjusted Diluted Earnings Per Share from Continuing Operations	$6.03	$5.76	$5.51
The increase in adjusted earnings per share from continuing operations in 2016 and 2015 are due to higher earnings and lower share counts.

16	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Geographical Information

	Year Ended December 31
	2016	2015	Change 2016 vs. 2015	2014	Change 2015 vs. 2014
NET SALES
North America	$9,545	$9,531	+0.1%	$9,400	+1.4%
Europe	2,178	2,304	-5.5%	2,717	-15.2%
Asia, Latin America and other	6,786	7,154	-5.1%	7,961	-10.1%
Intergeographic sales	(307)	(398)	-22.9%	(354)	+12.4%
TOTAL NET SALES	$18,202	$18,591	-2.1%	$19,724	-5.7%

OPERATING PROFIT
North America	$2,322	$2,180	+6.5%	$2,003	+8.8%
Europe	265	297	-10.8%	282	+5.3%
Asia, Latin America and other	990	1,071	-7.6%	1,184	-9.5%
Corporate & Other(a)	(252)	(367)	N.M.	(495)	N.M.
Other (income) and expense, net(b)	8	1,568	-99.5%	453	+246.1%
TOTAL OPERATING PROFIT	$3,317	$1,613	+105.6%	$2,521	-36.0%

(a)
Corporate & Other includes charges related to the 2014 Organization Restructuring of $38, $63 and $133 in 2016, 2015, and 2014, respectively, and $5 and $41 related to the remeasurement of the Venezuelan balance sheet in 2015 and 2014, respectively. Corporate & Other also includes charges of $23 for restructuring in Turkey in 2015, and $33 related to European strategic changes in 2014.

(b)
Other (income) and expense, net for 2016 and 2015 includes income of $11 and a charge of $108, respectively, related to the deconsolidation of our Venezuelan operations, and for 2015 and 2014 includes charges of $40 and $421, respectively, related to the remeasurement of the Venezuelan balance sheet. In addition, 2015 includes $1,358 for charges related to pension settlements, and 2014 includes a charge of $35 related to a regulatory dispute in the Middle East.

17	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Business Segments
Personal Care

	2016	2015	2014		2016	2015	2014
Net Sales	$9,046	$9,204	$9,635	Operating Profit	$1,857	$1,885	$1,803

Net Sales	Percent Change		Operating Profit	Percent Change
	2016 vs. 2015	2015 vs. 2014		2016 vs. 2015	2015 vs. 2014
Volume	4	5	Volume	8	10
Net Price	(1)	1	Net Price	(4)	5
Mix/Other(a)	—	1	Input Costs	2	6
Currency	(5)	(11)	Cost Savings	14	12
Total	(1.7)	(4.5)	Currency Translation	(3)	(11)
			Other(c)	(18)	(17)
Organic(b)	3	7	Total	(1.5)	4.5
(a)Includes rounding
(b)Combined impact of changes in volume, net price and mix/other
(c)Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs
2016 vs. 2015
Net sales of $9.0 billion in 2016 decreased 2 percent compared to 2015. Unfavorable currency rates decreased sales by 5 percent while sales volumes increased 4 percent. Changes in net selling prices decreased sales by 1 percent. Operating profit of $1,857 decreased 1 percent. The comparison was impacted by unfavorable currency effects and higher marketing, research and general expenses on a local currency basis, mostly offset by organic sales growth and cost savings.
Net sales in North America increased 2 percent. Sales volumes increased 4 percent, while lower net selling prices reduced sales by 2 percent. Child care volumes increased high-single digits and adult care volumes rose in the mid-single digits, as both businesses benefited from category growth and innovations launched in the last 12 months. Volumes on Huggies baby wipes rose mid-single digits. Huggies diapers volumes were down low-single digits, although market shares were up slightly.
Net sales in developing and emerging markets decreased 6 percent, including an 11 percent negative impact from unfavorable currency rate changes. This was partially offset by sales volume increases of 4 percent and changes in net selling prices that increased sales by 1 percent. Volume growth included gains in China, Eastern Europe, Africa and Central America, while volumes declined in Argentina and Brazil. Net selling prices increased in Argentina and Brazil, but decreased in China.
Net sales in developed markets outside North America decreased 2 percent. Currency rates were unfavorable by 3 percent. Sales volumes increased 2 percent and product mix was favorable 1 percent, while changes in net selling prices decreased sales by 2 percent.
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

18	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

and Eastern Europe, and 5 percent higher net selling prices, driven by increases in Eastern Europe and Latin America in response to weaker currency rates.
Net sales in developed markets outside North America decreased 10 percent. Currency rates were unfavorable by 11 percent. Volumes and product mix increased by 1 percent each while net selling prices decreased net sales by 1 percent.
Consumer Tissue

	2016	2015	2014		2016	2015	2014
Net Sales	$5,967	$6,121	$6,645	Operating Profit	$1,117	$1,073	$1,062

Net Sales	Percent Change		Operating Profit	Percent Change
	2016 vs. 2015	2015 vs. 2014		2016 vs. 2015	2015 vs. 2014
Volume	—	3	Volume	1	7
Net Price	—	(1)	Net Price	2	(5)
Mix/Other(a)	(1)	(1)	Input Costs	4	1
Currency	(2)	(9)	Cost Savings	10	10
Total	(2.5)	(7.9)	Currency Translation	(1)	(8)
			Other(c)	(12)	(4)
Organic(b)	—	1	Total	4.1	1.0
(a)Includes rounding
(b)Combined impact of changes in volume, net price and mix/other
(c)Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs
2016 vs. 2015
Net sales of $6.0 billion in 2016 decreased 3 percent compared to 2015 as unfavorable currency rates and changes in product mix reduced sales by 2 percent and 1 percent, respectively. Operating profit of $1,117 increased 4 percent compared to prior year. The comparison benefited from cost savings and lower input costs, partially offset by unfavorable foreign currency effects.
Net sales in North America were essentially even with the prior year. Sales volumes increased by 1 percent, with increases in all product categories, while product mix was unfavorable by 1 percent.
Net sales in developing and emerging markets decreased 7 percent as unfavorable currency rates reduced sales by about 7 percent. Sales volumes decreased about 4 percent, primarily in Latin America, while changes in net selling prices increased sales by 3 percent.
Net sales in developed markets outside North America decreased 4 percent as unfavorable currency effects reduced sales by 4 percent. Sales volumes increased 1 percent, mostly in Australia, while changes in net selling prices decreased sales by 1 percent.
2015 vs. 2014
In 2015, net sales of $6.1 billion decreased 8 percent compared to 2014. Unfavorable currency rates reduced net sales by 9 percent. Sales volumes increased net sales by 3 percent and net selling prices lowered net sales by 1 percent. Operating profit of $1,073 increased 1 percent compared to prior year. The comparison benefited from cost savings and higher sales volumes, mostly offset by the impact of unfavorable foreign currency rates.
Net sales in North America increased 2 percent. Sales volumes increased by 6 percent, while net selling prices decreased net sales by 2 percent and product mix was unfavorable by 1 percent. Paper towel volumes rose double-digits led by Viva and bathroom tissue volumes rose high-single digits led by Cottonelle.
Net sales in developing and emerging markets decreased 22 percent. Unfavorable currency rates reduced net sales by 25 percent. Net selling prices increased net sales by 2 percent while volumes increased 1 percent.
Net sales in developed markets outside North America decreased 13 percent. Unfavorable currency effects reduced net sales by 11 percent. Sales volumes decreased 1 percent, mostly in Western/Central Europe, and net selling prices decreased net sales by 1 percent.

19	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

K-C Professional

	2016	2015	2014		2016	2015	2014
Net Sales	$3,150	$3,219	$3,388	Operating Profit	$603	$590	$604

Net Sales	Percent Change		Operating Profit	Percent Change
	2016 vs. 2015	2015 vs. 2014		2016 vs. 2015	2015 vs. 2014
Volume	—	2	Volume	1	3
Net Price	1	—	Net Price	4	1
Mix/Other(a)	(1)	2	Input Costs	(1)	3
Currency	(2)	(9)	Cost Savings	9	7
Total	(2.1)	(5.0)	Currency Translation	(2)	(13)
			Other(c)	(9)	(3)
Organic(b)	—	4	Total	2.2	(2.3)
(a)Includes rounding
(b)Combined impact of changes in volume, net price and mix/other
(c)Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs
2016 vs. 2015
Net sales of $3,150 in 2016 decreased 2 percent compared to 2015 as unfavorable currency rate changes decreased sales by about 2 percent, partially offset by changes in net selling prices that increased sales by about 1 percent. Operating profit of $603 increased 2 percent. The comparison benefited from higher selling prices and cost savings, partially offset by unfavorable currency effects and higher marketing, research and general expenses on a local currency basis.
Net sales in North America increased 2 percent. Sales volumes increased 1 percent, mostly due to growth in washroom products, and the combined impact of changes in net selling prices and product mix increased sales by 1 percent.
Net sales in developing and emerging markets decreased 3 percent as unfavorable changes in currency rates reduced sales by 8 percent. Changes in net selling prices increased sales by 5 percent and product mix improved sales by 1 percent, while sales volumes decreased by 1 percent.
Net sales in developed markets outside North America were down 5 percent, including a 3 percent negative impact from unfavorable currency rates. Changes in net selling prices reduced sales by 2 percent and sales volumes decreased 1 percent, while product mix increased sales by 1 percent.
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
Net sales in developed markets outside North America were down 13 percent. Unfavorable changes in currency rates decreased net sales by 13 percent. Sales volumes increased 1 percent, while the combined impact of changes in overall net selling prices and product mix reduced sales 1 percent.

20	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Unaudited Quarterly Data

	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net Sales	$4,544	$4,594	$4,588	$4,476	$4,539	$4,718	$4,643	$4,691
Gross Profit	1,678	1,670	1,664	1,639	1,626	1,682	1,657	1,659
Operating Profit (Loss)	839	836	838	804	630	779	(544)	748
Net Income (Loss)	518	563	578	560	344	529	(293)	486
Net Income (Loss) Attributable to Kimberly-Clark Corporation	505	550	566	545	333	517	(305)	468
Per Share Basis-Diluted	1.40	1.52	1.56	1.50	0.91	1.41	(0.83)	1.27
Cash Dividends Declared Per Share	0.92	0.92	0.92	0.92	0.88	0.88	0.88	0.88
Market Price Per Share
High	125.76	138.87	138.76	136.61	129.89	117.95	113.45	119.01
Low	111.30	121.20	123.52	121.50	107.79	103.04	104.53	103.67
Close	114.12	126.14	137.48	134.51	127.30	109.04	105.97	107.11
Net income (loss) in the fourth quarter of 2015 was impacted by a $108 pre-tax charge ($102 after tax) to deconsolidate our Venezuelan operations and a charge of $49 related to prior years for uncertain tax positions for certain international operations. Results in 2015 also included charges related to pension settlements of $0.8 billion after tax ($1.4 billion pre-tax), primarily in the second quarter.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $3.2 billion in 2016 compared to $2.3 billion in 2015. The increase was driven by improved working capital and lower pension contributions. Cash provided by operations was $2.8 billion in 2014. The decrease in 2015 compared to 2014 was driven by higher pension contributions in 2015, the spin-off of the health care business in the fourth quarter of 2014 and increased operating working capital.
Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2017	2018	2019	2020	2021	2022+
Long-term debt	$7,416	$965	$936	$711	$757	$249	$3,798
Interest payments on long-term debt	2,993	287	238	185	171	153	1,959
Operating leases	597	187	137	94	67	39	73
Unconditional purchase obligations	1,256	681	184	187	197	5	2
Open purchase orders	1,754	1,644	88	13	5	4	—
Total contractual obligations	$14,016	$3,764	$1,583	$1,190	$1,197	$450	$5,832

•	Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2016.

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

•	The open purchase orders displayed in the table represent amounts for goods and services we have negotiated for delivery.

21	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:

•	We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute up to $100 to these plans in 2017.

•
Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations ranging from $59 in 2017 to more than $61 by 2026.

•	Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.
Investing
Our capital spending was $0.8 billion in 2016 and $1.1 billion in 2015. We expect capital spending to be $850 to $950 in 2017.
Financing
We issue long-term debt in the public market periodically. Proceeds from the offerings are used for general corporate purposes, including repayment of maturing debt or outstanding commercial paper indebtedness. See Item 8, Note 7 of the consolidated financial statements for details.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $170 as of December 31, 2016 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the fourth quarter of 2016 was $227 and for the twelve months ended December 31, 2016 was $512. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At December 31, 2016, total debt was $7.6 billion compared to $7.8 billion at December 31, 2015.
We maintain a $2.0 billion revolving credit facility which expires in 2021. This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We paid $1.3 billion in dividends in 2016. The Board of Directors approved a dividend increase of 5.4 percent for 2017. We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2016, we repurchased 6.0 million shares of our common stock at a cost of $750 through a broker in the open market. We are targeting full-year 2017 share repurchases of $800 to $1,000, subject to market conditions.
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

22	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

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
Sales Incentives and Trade Promotion Allowances
Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, end-of-aisle or in-store product displays and other activities conducted by our customers to promote our products. Rebate and promotion accruals are based on estimates of the quantity of customer sales and the promotion accruals also consider estimates of the number of consumer coupons that will be redeemed and timing and costs of activities within the promotional programs. Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories. Our related accounting policies are discussed in Item 8, Note 1 to the consolidated financial statements.
Employee Postretirement Benefits
Pension Plans
We have defined benefit pension plans in the United States and the United Kingdom (the "Principal Plans") and/or defined contribution retirement plans covering substantially all regular employees. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. Our related accounting policies and account balances, as well as the 2015 transaction related to our U.S. pension plan, are discussed in Item 8, Note 9 to the consolidated financial statements.
Changes in certain assumptions could affect pension expense and the benefit obligations, particularly the estimated long-term rate of return on plan assets and the discount rates used to calculate the obligations:

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

As of December 31, 2016, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $1.5 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the "corridor" as required. If the expected long-term rates of return on assets for the Principal Plans were lowered by 0.25 percent, the impact on annual pension expense would not be material in 2017.

•
Discount rate. The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2016 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the U.K. plan, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. If the discount rate assumptions for these same plans were reduced by 0.25 percent, the increase in annual pension expense would not be material in 2017, and the December 31, 2016 pension liability would increase by about $140.

•	Other assumptions. There are a number of other assumptions involved in the calculation of pension expense and benefit obligations, primarily related to participant demographics and benefit elections.

23	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Pension expense for defined benefit pension plans is estimated to approximate $65 in 2017. Pension expense beyond 2017 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
Other Postretirement Benefit Plans
Substantially all U.S. retirees and employees have access to our unfunded healthcare and life insurance benefit plans. Changes in significant assumptions could affect the consolidated expense and benefit obligations, particularly the discount rates used to calculate the obligations and the healthcare cost trend rate:

•
Discount rate. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above, and the methodology for each country is the same as the methodology used to determine the discount rate for that country's pension obligation. If the discount rate assumptions for these plans were reduced by 0.25 percent, the impact to 2017 other postretirement benefit expense and the increase in the December 31, 2016 benefit liability would not be material. The discount rates displayed for the two types of obligations for our consolidated operations may appear different due to the unique benefit payments of the plans.

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

•
Unremitted earnings. As of December 31, 2016, U.S. income taxes and foreign withholding taxes have not been provided on approximately $8.9 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings are considered by management to be invested indefinitely. However, they would be subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities or if we were to sell our stock in the subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. We periodically determine whether our non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination, as appropriate.

•
Uncertain tax positions. We record our global tax provision based on the respective tax rules and regulations for the jurisdictions in which we operate. Where we believe that a tax position is supportable for income tax purposes, the item is included in our income tax returns. Where treatment of a position is uncertain, a liability is recorded based upon the expected most likely outcome taking into consideration the technical merits of the position based on specific tax regulations and facts of each matter. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities or the expiration of the statute of limitations. We currently believe that the ultimate resolution of matters subject to administrative appeals, litigation or other uncertainty, individually and in the aggregate, will not have a material effect on our business, financial condition, results of operations or liquidity.

24	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

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
Business Outlook
In 2017, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2017, we expect earnings per share in a range of $6.20 to $6.35. Our outlook is based on the assumptions described below:

•	Organic sales growth is expected to be approximately 2 percent, driven by higher volumes. Net selling prices and product mix are expected to be similar, or up slightly, year-on-year.

•
We expect net sales to be similar to the prior year impacted by unfavorable foreign currency exchange rate changes of 2 percent. We also expect unfavorable foreign currency translation effects to negatively impact operating profit growth by 2 percent. Currency transaction effects are also anticipated to negatively impact comparisons.

•	We expect operating profit to improve compared to 2016 and to be up 2 to 4 percent compared to adjusted operating profit in 2016.

•	We plan to achieve cost savings of at least $400 from our FORCE program.

•	We anticipate the net impact of changes in commodity costs to be between $50 and $200 of inflation, primarily due to inflation in international markets.

•	We expect an effective tax rate similar to 2016.

•	We expect the net income from equity companies to decline due to lower income at K-C de Mexico as a result of a weaker Mexican peso.

•	We anticipate capital spending to be in a $850 to $950 range and share repurchases to be between $800 and $1 billion, subject to market conditions.

•	We expect to contribute up to $100 to our defined benefit pension plans.

•	We have increased our quarterly dividend 5.4 percent.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated cost savings from our FORCE program, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, raw material, energy and other input costs, effective tax rate, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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

25	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of December 31, 2016, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would not be material to our consolidated financial position, results of operations or cash flows. This hypothetical loss on transactional exposures is based on the difference between the December 31, 2016 rates and the assumed rates.
The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. As of December 31, 2016, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $650. These hypothetical adjustments in UTA are based on the difference between the December 31, 2016 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2016, the debt portfolio was composed of essentially all fixed-rate debt.
In order to determine the impact of changes in interest rates on our financial position or future results of operations, we calculated the increase or decrease in the market value of fixed-rate debt using a 10 percent change in current market interest rates and the rates governing these instruments. At December 31, 2016, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $227, which would not have a significant impact on our financial statements as we do not record debt at fair value.

26	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

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

27	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
(Millions of dollars, except per share amounts)	2016	2015	2014
Net Sales	$18,202	$18,591	$19,724
Cost of products sold	11,551	11,967	13,041
Gross Profit	6,651	6,624	6,683
Marketing, research and general expenses	3,326	3,443	3,709
Other (income) and expense, net	8	1,568	453
Operating Profit	3,317	1,613	2,521
Interest income	11	17	18
Interest expense	(319)	(295)	(284)
Income From Continuing Operations Before Income Taxes and Equity Interests	3,009	1,335	2,255
Provision for income taxes	(922)	(418)	(856)
Income From Continuing Operations Before Equity Interests	2,087	917	1,399
Share of net income of equity companies	132	149	146
Income From Continuing Operations	2,219	1,066	1,545
Income from discontinued operations, net of income taxes	—	—	50
Net Income	2,219	1,066	1,595
Net income attributable to noncontrolling interests in continuing operations	(53)	(53)	(69)
Net Income Attributable to Kimberly-Clark Corporation	$2,166	$1,013	$1,526

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic
Continuing operations	$6.03	$2.78	$3.94
Discontinued operations	—	—	0.13
Net income	$6.03	$2.78	$4.07

Diluted
Continuing operations	$5.99	$2.77	$3.91
Discontinued operations	—	—	0.13
Net income	$5.99	$2.77	$4.04

Cash Dividends Declared	$3.68	$3.52	$3.36

See notes to consolidated financial statements.

28	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
(Millions of dollars)	2016	2015	2014
Net Income	$2,219	$1,066	$1,595
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(107)	(922)	(835)
Employee postretirement benefits	(113)	942	(275)
Other	15	5	20
Total Other Comprehensive Income (Loss), Net of Tax	(205)	25	(1,090)
Comprehensive Income	2,014	1,091	505
Comprehensive income attributable to noncontrolling interests	(44)	(33)	(57)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$1,970	$1,058	$448

See notes to consolidated financial statements.

29	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31
(Millions of dollars)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$923	$619
Accounts receivable, net	2,176	2,281
Inventories	1,679	1,909
Other current assets	337	617
Total Current Assets	5,115	5,426
Property, Plant and Equipment, Net	7,169	7,104
Investments in Equity Companies	257	247
Goodwill	1,480	1,446
Other Assets	581	619
TOTAL ASSETS	$14,602	$14,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,133	$1,669
Trade accounts payable	2,609	2,612
Accrued expenses	1,775	1,750
Dividends payable	329	318
Total Current Liabilities	5,846	6,349
Long-Term Debt	6,439	6,106
Noncurrent Employee Benefits	1,301	1,137
Deferred Income Taxes	532	766
Other Liabilities	309	380
Redeemable Preferred Securities of Subsidiaries	58	64
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at December 31, 2016 and 2015	473	473
Additional paid-in capital	697	609
Common stock held in treasury, at cost - 22.0 and 17.7 million shares at December 31, 2016 and 2015, respectively	(3,629)	(2,972)
Retained earnings	5,831	4,994
Accumulated other comprehensive income (loss)	(3,474)	(3,278)
Total Kimberly-Clark Corporation Stockholders' Equity (Deficit)	(102)	(174)
Noncontrolling Interests	219	214
Total Stockholders' Equity	117	40
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,602	$14,842

See notes to consolidated financial statements.

30	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Millions of dollars, shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount		Shares	Amount

Balance at December 31, 2013	428,597	$536	$594	47,798	$(3,746)	$9,714	$(2,242)	$284
Net income in stockholders' equity	—	—	—	—	—	1,526	—	39
Other comprehensive income, net of tax	—	—	—	—	—	—	(1,078)	(11)
Stock-based awards exercised or vested	—	—	(54)	(2,783)	180	—	—	—
Income tax benefits on stock-based compensation	—	—	32	—	—	—	—	—
Shares repurchased	—	—	—	18,246	(2,031)	—	—	—
Recognition of stock-based compensation	—	—	52	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,256)	—	(43)
Spin-off of health care business	—	—	—	—	—	(1,505)	9	—
Other	—	—	8	—	—	(9)	(1)	1
Balance at December 31, 2014	428,597	536	632	63,261	(5,597)	8,470	(3,312)	270
Net income in stockholders' equity	—	—	—	—	—	1,013	—	48
Other comprehensive income, net of tax	—	—	—	—	—	—	45	(20)
Stock-based awards exercised or vested	—	—	(47)	(2,888)	186	—	—	—
Income tax benefits on stock-based compensation	—	—	32	—	—	—	—	—
Shares repurchased	—	—	—	7,364	(833)	—	—	—
Shares retired	(50,000)	(63)	—	(50,000)	3,272	(3,209)	—	—
Recognition of stock-based compensation	—	—	75	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,280)	—	(36)
Shares purchased from noncontrolling interest	—	—	(94)	—	—	—	(12)	(45)
Other	—	—	11	—	—	—	1	(3)
Balance at December 31, 2015	378,597	473	609	17,737	(2,972)	4,994	(3,278)	214
Net income in stockholders' equity	—	—	—	—	—	2,166	—	49
Other comprehensive income, net of tax	—	—	—	—	—	—	(196)	(8)
Stock-based awards exercised or vested	—	—	(14)	(1,906)	121	—	—	—
Income tax benefits on stock-based compensation	—	—	19	—	—	—	—	—
Shares repurchased	—	—	—	6,198	(778)	—	—	—
Recognition of stock-based compensation	—	—	77	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,322)	—	(36)
Other	—	—	6	—	—	(7)	—	—
Balance at December 31, 2016	378,597	$473	$697	22,029	$(3,629)	$5,831	$(3,474)	$219
See notes to consolidated financial statements.

31	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
(Millions of dollars)	2016	2015	2014
Operating Activities
Net income	$2,219	$1,066	$1,595
Depreciation and amortization	705	746	862
Stock-based compensation	77	75	52
Deferred income taxes	(15)	(255)	63
Equity companies' earnings (in excess of) less than dividends paid	(4)	(10)	28
Decrease (increase) in operating working capital	334	(445)	(176)
Postretirement benefits	(50)	930	(102)
Adjustments related to Venezuelan operations	(11)	153	462
Other	(23)	46	61
Cash Provided by Operations	3,232	2,306	2,845
Investing Activities
Capital spending	(771)	(1,056)	(1,039)
Proceeds from sales of investments	28	—	127
Investments in time deposits	(221)	(146)	(151)
Maturities of time deposits	188	164	239
Other	44	(12)	54
Cash Used for Investing	(732)	(1,050)	(770)
Financing Activities
Cash dividends paid	(1,311)	(1,272)	(1,256)
Change in short-term debt	(908)	303	721
Debt proceeds	1,293	1,100	1,257
Debt repayments	(598)	(553)	(123)
Redemption of redeemable preferred securities of subsidiary	—	—	(500)
Proceeds from exercise of stock options	107	140	127
Acquisitions of common stock for the treasury	(739)	(861)	(1,939)
Cash transferred to Halyard Health, Inc. related to spin-off	—	—	(120)
Shares purchased from noncontrolling interest	—	(151)	—
Other	(29)	(4)	(60)
Cash Used for Financing	(2,185)	(1,298)	(1,893)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11)	(128)	(447)
Increase (Decrease) in Cash and Cash Equivalents	304	(170)	(265)
Cash and Cash Equivalents - Beginning of Year	619	789	1,054
Cash and Cash Equivalents - End of Year	$923	$619	$789

See notes to consolidated financial statements.

32	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

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
Accounting for Venezuelan Operations
Effective December 31, 2015, we deconsolidated the assets and liabilities of our business in Venezuela from our consolidated balance sheet and moved to the cost method of accounting for our operations in that country. As of the first quarter of 2016, we no longer include the results of our Venezuelan business in our consolidated financial statements. The change resulted in the recognition of an after tax charge of $102 in 2015 and other income of $11 related to an updated assessment in 2016. In addition, we recorded a non-deductible charge of $45 and $462 in 2015 and 2014, respectively, related to a balance sheet remeasurement. Net sales of K-C Venezuela were insignificant in 2015 and 2014.
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

33	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

over its fair value. Fair value is measured using discounted cash flows or independent appraisals, as appropriate. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss on the transaction is included in income.
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is not amortized, but rather is assessed for impairment annually and whenever events and circumstances indicate that impairment may have occurred.  Impairment testing compares the reporting unit carrying amount of goodwill with its fair value.  If the reporting unit carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded.  In our evaluation of goodwill impairment, we have the option to first assess qualitative factors such as macroeconomic, industry and competitive conditions, legal and regulatory environment, historical and projected financial performance, significant changes in the reporting unit and the magnitude of excess fair value over carrying amount from the previous quantitative impairment testing.  If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test using discounted cash flows to estimate fair value must be performed.  On the other hand, if the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then further quantitative testing is not required.  For 2016, we completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and determined that it is more likely than not that the fair value is more than the carrying amount for each of our reporting units.
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
Sales Incentives and Trade Promotion Allowances
The cost of promotion activities provided to customers is classified as a reduction in sales revenue. In addition, the estimated redemption value of consumer coupons is recorded at the time the coupons are issued and classified as a reduction in sales revenue. Rebate and promotion accruals are based on estimates of the quantity of customer sales and the promotion accruals also consider estimates of the number of consumer coupons that will be redeemed and timing and costs of activities within the promotional programs.
Advertising Expense
Advertising costs are expensed in the year the related advertisement or campaign is first presented by the media. For interim reporting purposes, advertising expenses are charged to operations as a percentage of sales based on estimated sales and related advertising expense for the full year.

34	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

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
New Accounting Standards
In 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The ASU requires additional disclosures. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption based upon a modified retrospective transition approach. Early adoption is permitted. The effects of this standard on our financial position, results of operations and cash flows are not yet known.
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
In 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) providing guidance on eight specific cash flow statement classification matters. The amendments in this standard are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this standard should be applied using a retrospective transition method to each period presented. We will early adopt this ASU as of January 2017. The effects of this standard on our financial position, results of operations and cash flows are not expected to be material.
In 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for all entities as of the

35	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

beginning of a fiscal year for which neither the annual or interim (if applicable) financial statements have been issued.  The ASU should be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption.  The effects of this standard on our financial position, results of operations and cash flows are not yet known.
In 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which amends ASC 820, Fair Value Measurement. This ASU removes the requirement to categorize within the fair value hierarchy investments without readily determinable fair values in entities that elect to measure fair value using net asset value per share or its equivalent. The ASU requires that sufficient information be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the statement of financial position. We adopted this ASU in 2016 retrospectively. See Notes 5 and 9 for disclosure of investments that use net asset value per share or its equivalent to measure fair value.
In 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under this ASU, a reporting entity is required to classify all deferred tax assets and liabilities as noncurrent in a classified balance sheet. Current guidance requiring the offsetting of deferred tax assets and liabilities of a tax-paying component of an entity and presentation as a single noncurrent amount is not affected. We early adopted this ASU prospectively and our 2016 consolidated balance sheet reflects the new guidance for classification of deferred taxes. Prior periods were not recasted.
In 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In 2016, the FASB issued four amendments to the ASU. The standard is effective for public companies for annual and interim periods beginning after December 15, 2017. We will adopt this ASU effective January 1, 2018. The guidance is required to be adopted on either a full or modified retrospective basis. As this standard is not expected to have a material impact on our financial position, results of operations and cash flows on either a full or modified retrospective basis, we do not plan to recast prior periods.
Note 2.    2014 Organization Restructuring
In 2014, we initiated a restructuring plan in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business. The restructuring was intended to improve our underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The restructuring impacted all of our business segments and our organizations in all major geographies.
The restructuring actions were completed by December 31, 2016, with total costs, primarily severance, of $164 after tax ($231 pre-tax). Charges were recorded in the following income statement line items:

	Year Ended December 31
	2016	2015	2014
Cost of products sold	$6	$23	$40
Marketing, research and general expenses	32	40	93
Other (income) and expense, net	(3)	—	—
Provision for income taxes	(8)	(21)	(38)
Net charges	$27	$42	$95
Cash payments of $60 and $86 were made during 2016 and 2015, respectively.

Note 3.    Spin-Off of Health Care Business and Related Costs
On October 31, 2014, we completed the spin-off of our health care business, and each of our stockholders of record as of the close of business on October 23, 2014 (the "Record Date") received one share of Halyard common stock for every 8 shares of our common stock held as of the Record Date. The distribution was structured to be tax free to our U.S. stockholders for U.S. federal income tax purposes. After the distribution, we do not beneficially own any shares of Halyard common stock.
To evaluate, plan and execute the spin-off, we incurred $157 of pre-tax charges ($138 after tax) in transaction and related costs, including the exit of one of Halyard's health care glove manufacturing facilities in Thailand and outsourcing of the related production. These charges and the related tax impact are recorded in Income from discontinued operations, net of income taxes.

36	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Note 4.    European Strategic Changes
In 2012, we approved strategic changes related to our Western and Central European consumer and professional businesses to focus our resources and investments on stronger market positions and growth opportunities. Restructuring actions related to the strategic changes involved the sale or closure of five of our European manufacturing facilities and streamlining of our administrative organization. After tax charges of $30 were incurred in connection with the European strategic changes in 2014.

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
During 2016 and 2015, there were no significant transfers among level 1, 2 or 3 fair value determinations.
Company-owned life insurance ("COLI") assets and derivative assets and liabilities are measured on a recurring basis at fair value. COLI assets were $61 and $57 at December 31, 2016 and 2015, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
At December 31, 2016 and 2015, derivative assets were $43 and $56, respectively, and derivative liabilities were $46 and $42, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 13.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $58 and $64 at December 31, 2016 and 2015, respectively. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. The fair value of the remaining redeemable securities was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions. Measurement of the redeemable preferred securities is considered a level 3 measurement.

37	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2016		December 31, 2015
Assets
Cash and cash equivalents(a)	1	$923	$923	$619	$619
Time deposits and other(b)	1	138	138	124	124
Liabilities
Short-term debt(c)	2	170	170	1,071	1,071
Long-term debt(d)	2	7,402	7,886	6,704	7,300

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

Note 6.    Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows:

	Personal Care	Consumer Tissue	K-C Professional	Total
Balance at December 31, 2014	$625	$594	$409	$1,628
Currency	(92)	(70)	(20)	(182)
Balance at December 31, 2015	533	524	389	1,446
Currency	16	14	4	34
Balance at December 31, 2016	$549	$538	$393	$1,480
Intangible assets subject to amortization consist of the following at December 31:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$108	$79	$109	$77
Patents and developed technologies	47	14	47	11
Other	58	37	60	34
Total	$213	$130	$216	$122

38	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Note 7.    Debt and Redeemable Preferred Securities of Subsidiaries
Long-term debt is composed of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2016	2015
Notes and debentures	4.3%	2017 - 2046	$7,101	$6,396
Industrial development revenue bonds	0.2%	2018 - 2045	264	264
Bank loans and other financings in various currencies	5.4%	2017 - 2028	37	44
Total long-term debt			7,402	6,704
Less current portion			963	598
Long-term portion			$6,439	$6,106
Scheduled maturities of long-term debt for the next five years are $965 in 2017, $936 in 2018, $711 in 2019, $757 in 2020 and $249 in 2021.
In July 2016, we issued $500 aggregate principal amount of 3.20% notes due July 30, 2046. Proceeds from the offering were used for general corporate purposes, including repayment of a portion of our outstanding commercial paper indebtedness.
In February 2016, we issued $400 aggregate principal amount of 1.40% notes due February 15, 2019 and $400 aggregate principal amount of 2.75% notes due February 15, 2026. Proceeds from the offering were used for general corporate purposes, including repayment of a portion of our outstanding notes and commercial paper indebtedness.
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
In October 2014, we issued debt of $640 aggregate principal amount that was transferred to Halyard as part of the spin-off.
In May 2014, we issued $300 aggregate principal amount of floating rate notes due May 19, 2016 and $300 aggregate principal amount of 1.9% notes due May 22, 2019. Proceeds from the offering were used for general corporate purposes and repurchases of common stock.
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

39	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Note 8.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2016, the number of shares of common stock available for grants under the Plans aggregated 18 million shares.
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
Stock-based compensation costs of $77, $75 and $52 and related deferred income tax benefits of $28, $29 and $19 were recognized for 2016, 2015 and 2014, respectively.
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
The weighted-average fair value of options granted was estimated at $10.95, $7.39 and $7.89, in 2016, 2015 and 2014, respectively, per option on the date of grant based on the following assumptions:

	Year Ended December 31
	2016	2015	2014
Dividend yield	3.1%	3.5%	3.5%
Volatility	16.0%	13.4%	13.4%
Risk-free interest rate	1.2%	1.5%	1.7%
Expected life - years	4.6	4.8	5.0
Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2016	Weighted-Average Service Years
Nonvested stock options	$10	1.4
Restricted shares and time-vested restricted share units	6	1.5
Nonvested performance-based restricted share units	53	1.8
Excess tax benefits, resulting from tax deductions in excess of the compensation cost recognized, aggregating $19, $37 and $37 were classified as other cash inflows under Financing Activities in the consolidated cash flow statement for the years ended December 31, 2016, 2015 and 2014, respectively.

40	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

A summary of stock-based compensation is presented below:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	6,590	$92.35
Granted	1,627	126.17
Exercised	(1,249)	85.75
Forfeited or expired	(175)	112.24
Outstanding at December 31, 2016	6,793	101.16	6.62	$107
Exercisable at December 31, 2016	3,667	86.87	4.86	$100
The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $55, $83 and $79, respectively.

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2016	102	$108.91	1,761	$107.51
Granted	75	120.96	625	126.05
Vested	(61)	107.17	(646)	101.17
Forfeited	(5)	116.53	(98)	113.41
Nonvested at December 31, 2016	111	117.63	1,642	116.53
The total fair value of restricted share units that were distributed to participants during 2016, 2015 and 2014 was $83, $99 and $102, respectively.

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
Substantially all U.S. retirees and employees have access to our unfunded healthcare and life insurance benefit plans. The annual increase in the consolidated weighted-average healthcare cost trend rate is expected to be 6.0 percent in 2017 and to decline to 4.6 percent in 2028 and thereafter. Assumed healthcare cost trend rates affect the amounts reported for postretirement healthcare benefit plans. A one-percentage-point change in assumed healthcare trend rates would not have a significant effect on our financial results.
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

41	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,959	$6,860	$717	$788
Service cost	42	38	11	12
Interest cost	148	187	33	32
Actuarial loss (gain)	501	(150)	41	(53)
Currency and other	(304)	(139)	9	(8)
Benefit payments from plans	(202)	(235)	—	—
Direct benefit payments	(15)	(12)	(53)	(54)
Settlements	(3)	(2,590)	—	—
Benefit obligation at end of year	4,126	3,959	758	717
Change in Plan Assets
Fair value of plan assets at beginning of year	3,508	5,914	—	—
Actual return on plan assets	413	54	—	—
Employer contributions	108	484	—	—
Currency and other	(290)	(119)	—	—
Benefit payments	(202)	(235)	—	—
Settlements	(3)	(2,590)	—	—
Fair value of plan assets at end of year	3,534	3,508	—	—
Funded Status	$(592)	$(451)	$(758)	$(717)
Substantially all of the funded status of pension and other benefits is recognized in the consolidated balance sheet in noncurrent employee benefits, and the remainder is recognized in accrued expenses and other assets.
Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2016	2015	2016	2015	2016	2015
Projected benefit obligation (“PBO”)	$3,427	$3,295	$699	$664	$4,126	$3,959
Accumulated benefit obligation (“ABO”)	3,378	3,253	622	594	4,000	3,847
Fair value of plan assets	3,011	3,019	523	489	3,534	3,508
Approximately one-half of the PBO and fair value of plan assets for the Principal Plans relate to the U.S. qualified and nonqualified pension plans.
Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2016	2015
PBO	$3,807	$2,115
ABO	3,736	2,096
Fair value of plan assets	3,243	1,696

42	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2016	2015	2014	2016	2015	2014
Service cost	$42	$38	$46	$11	$12	$13
Interest cost	148	187	279	33	32	35
Expected return on plan assets(a)	(158)	(215)	(332)	—	—	—
Recognized net actuarial loss	52	75	100	—	—	—
Settlements	1	1,357	20	—	—	—
Other	(9)	(10)	(3)	(1)	(1)	(1)
Net periodic benefit cost	$76	$1,432	$110	$43	$43	$47

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the remeasurement date, typically the prior year-end adjusted for estimated current year cash benefit payments and contributions, by the expected long-term rate of return.

Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31

	Pension Benefits				Other Benefits
	Projected 2017	2016	2015	2014	2016	2015	2014
Discount rate	3.19%	3.91%	3.86%	4.66%	4.59%	4.28%	4.97%
Expected long-term return on plan assets	4.46%	4.84%	5.21%	5.98%	—	—	—
Rate of compensation increase	2.29%	2.32%	2.63%	2.67%	—	—	—
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Discount rate	3.19%	3.91%	4.29%	4.59%
Rate of compensation increase	2.29%	2.32%	—	—
Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate. Our 2017 target plan asset allocation for the Principal Plans is 70 percent fixed income securities and 30 percent equity securities.
The expected long-term rate of return is evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 5.10 percent in 2016 compared with 5.35 percent in 2015 and will be 4.72 percent in 2017.

43	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy. More than 90 percent of the assets are held in pooled funds and are measured using a net asset value (or its equivalent). Accordingly, such assets do not meet the Level 1, Level 2, or Level 3 criteria of the fair value hierarchy.

	Fair Value Measurements at December 31, 2016
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)
Cash and Cash Equivalents
Held directly	$33	$33	$—
Held through mutual and pooled funds measured at net asset value	17	—	—
Fixed Income
Held directly
U.S. government and municipals	122	122	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	128	—	—
U.S. corporate debt	648	—	—
International bonds	1,223	—	—
Equity
Held directly
U.S. equity	41	41	—
International equity	44	44	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	68	—	—
Global equity	687	—	—
Total Plan Assets	$3,011	$240	$—
For the U.S. pension plan, Treasury futures contracts are used when appropriate to manage duration targets.  As of December 31, 2016 and December 31, 2015, the U.S. plan had Treasury futures contracts in place with a total notional value of approximately $216 and $15, respectively and an insignificant fair value.

44	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

	Fair Value Measurements at December 31, 2015
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)
Cash and Cash Equivalents
Held directly	$14	$12	$2
Held through mutual and pooled funds measured at net asset value	34	—	—
Fixed Income
Held directly
U.S. government and municipals	157	141	16
U.S. corporate debt	21	—	21
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	149	—	—
U.S. corporate debt	623	—	—
International bonds	1,236	—	—
Equity
Held directly
U.S. equity	58	58	—
International equity	30	30	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	67	—	—
Global equity	630	—	—
Total Plan Assets	$3,019	$241	$39
During 2016 and 2015, the plan assets did not include a significant amount of Kimberly-Clark common stock.
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
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2016, there were no significant concentrations of equity or debt securities in any single issuer or industry.

45	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

We expect to contribute up to $100 to our defined benefit pension plans in 2017. Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2017	$225	$59
2018	242	59
2019	239	60
2020	247	61
2021	248	62
2022-2026	1,236	303
Defined Contribution Pension Plans
Our 401(k) profit sharing plan and supplemental plan provide for a matching contribution of a U.S. employee's contributions and accruals, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. We also have defined contribution pension plans for certain employees outside the U.S. Costs charged to expense for our defined contribution pension plans were $126, $107 and $121 in 2016, 2015 and 2014, respectively. Approximately one-third of these costs were for plans outside the U.S.

Note 10.    Stockholders' Equity
During 2015, we acquired the remaining 49.9 percent interest in our subsidiary in Israel, Hogla-Kimberly, Ltd., for $151. As our subsidiary in Turkey was wholly-owned by our subsidiary in Israel, through this acquisition we also effectively acquired the remaining 49.9 percent interest in our subsidiary in Turkey, Kimberly-Clark Tuketim Mallari Sanayi ve Ticaret A.s. The purchase of additional ownership in an already controlled subsidiary is treated as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. The effect of the change in ownership interest is as follows:

2015
Net Income Attributable to Kimberly-Clark Corporation	$1,013
Decrease in Kimberly-Clark Corporation's additional paid-in capital for acquisition	(94)
Change from net income attributable to Kimberly-Clark Corporation and transfers to noncontrolling interests	$919

46	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Accumulated Other Comprehensive Income/Loss
The changes in the components of accumulated other comprehensive income ("AOCI") attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation		Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2014	$(1,335)		$(1,924)		$(37)		$(16)
Other comprehensive income (loss) before reclassifications	(942)		39		35		53
(Income) loss reclassified from AOCI	37	(a)	872	(b)	(1)	(b)	(48)
Net current period other comprehensive income (loss)	(905)		911		34		5
Shares purchased from noncontrolling interests and other	(12)		—		—		1
Balance as of December 31, 2015	(2,252)		(1,013)		(3)		(10)
Other comprehensive income (loss) before reclassifications	(99)		(115)		(27)		33
(Income) loss reclassified from AOCI	—		31	(b)	(1)	(b)	(18)
Net current period other comprehensive income (loss)	(99)		(84)		(28)		15
Balance as of December 31, 2016	$(2,351)		$(1,097)		$(31)		$5

(a)	Included in other (income) and expense, net as part of the charge related to the deconsolidation of our Venezuelan operations at December 31, 2015 (see Note 1).

(b)	Included in computation of net periodic pension and postretirement benefits costs (see Note 9).
Included in the defined benefit pension plans and other postretirement benefit plans balances as of December 31, 2016 is $1,162 and $34 of unrecognized net actuarial loss and unrecognized net prior service credit, respectively, of which $57 and $9 pre-tax, respectively, are expected to be recognized as a component of net periodic benefit cost in 2017.

47	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, including the tax effect, are as follows:

	Year Ended December 31
	2016	2015	2014
Unrealized translation	$(88)	$(882)	$(826)
Tax effect	(11)	(23)	7
	(99)	(905)	(819)

Defined benefit pension plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	(230)	(4)	(624)
Amortization included in net periodic benefit cost	52	75	100
2015 U.S. plan settlements (recorded in Other (income) and expense, net)	—	1,355	—
Currency and other	81	42	69
	(97)	1,468	(455)
Unrecognized prior service cost/credit
Funded status recognition	(1)	4	42
Amortization included in net periodic benefit cost	(8)	(12)	(7)
Currency and other	(6)	(2)	(3)
	(15)	(10)	32
Tax effect	28	(547)	167
	(84)	911	(256)
Other postretirement benefit plans
Unrecognized net actuarial loss and transition amount and other	(45)	55	(36)
Tax effect	17	(21)	14
	(28)	34	(22)
Cash flow hedges and other
Recognition of effective portion of hedges	44	66	18
Amortization included in net income	(20)	(53)	(5)
Currency and other	(4)	(7)	2
Tax effect	(5)	(1)	3
	15	5	18

Other	—	(11)	9
Change in AOCI	$(196)	$34	$(1,070)
Amounts are reclassified from AOCI into cost of products sold, marketing, research and general expenses, interest expense or other (income) and expense, net, as applicable, in the consolidated income statement.
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation in 2016 is primarily due to the weakening of most foreign currencies versus the U.S. dollar, including the British pound sterling, euro, and Korean won, partially offset by the strengthening of the Brazilian real. Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

48	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Note 11.    Leases and Commitments
We have entered into operating leases for certain warehouse facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year are as follows:

Year Ending December 31
2017	$187
2018	137
2019	94
2020	67
2021	39
Thereafter	73
Future minimum obligations	$597
Consolidated rental expense under operating leases was $271, $279 and $303 in 2016, 2015 and 2014, respectively.
We have entered into long-term contracts for the purchase of superabsorbent materials, pulp and certain utilities. Commitments under these contracts based on current prices are $681 in 2017, $184 in 2018, $187 in 2019, $197 in 2020 and beyond the year 2020 are not significant.
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
Interest rate risk is managed using a portfolio of variable and fixed-rate debt composed of short and long-term instruments. Interest rate swap contracts may be used to facilitate the maintenance of the desired ratio of variable and fixed-rate debt and are designated and qualify as fair value hedges. From time to time, we also hedge the anticipated issuance of fixed-rate debt and those contracts are designated as cash flow hedges.

49	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

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
Set forth below is a summary of the fair values of our derivative instruments:

	Assets		Liabilities
	2016	2015	2016	2015
Foreign currency exchange contracts	$38	$56	$44	$27
Commodity price contracts	5	—	2	15
Total	$43	$56	$46	$42
The derivative assets are included in the consolidated balance sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the consolidated balance sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At December 31, 2016 there were no outstanding interest rate contracts designated as fair value hedges. Fair value hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2016, and gains or losses recognized in interest expense were not significant. For each of the three years ended December 31, 2016, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of December 31, 2016, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in 2017 and future periods. As of December 31, 2016, the aggregate notional values of outstanding foreign exchange derivative contracts designated as cash flow hedges was $740 and there were no outstanding interest rate derivative contracts designated as cash flow hedges. Cash flow hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2016, and no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecast transaction no longer being probable of occurring. At December 31, 2016, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at December 31, 2016 is January 2019.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. Losses of $30, $188 and $192 were recorded in the years ending December 31, 2016, 2015 and 2014, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At December 31, 2016, the notional amount of these undesignated derivative instruments was $1.9 billion.

50	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Note 14.    Income Taxes
An analysis of the provision for income taxes follows:

	Year Ended December 31
	2016	2015	2014
Current income taxes
United States	$523	$223	$350
State	53	56	48
Other countries	361	394	387
Total	937	673	785
Deferred income taxes
United States	(40)	(180)	67
State	31	(74)	(16)
Other countries	(6)	(1)	20
Total	(15)	(255)	71
Total provision for income taxes	$922	$418	$856
Income from continuing operations before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2016	2015	2014
United States	$2,088	$451	$1,571
Other countries	921	884	684
Total income before income taxes	$3,009	$1,335	$2,255
Deferred income tax assets and liabilities are composed of the following:

	December 31
	2016	2015
Deferred tax assets
Pension and other postretirement benefits	$499	$682
Tax credits and loss carryforwards	450	443
Share based compensation	86	82
Other	512	517
	1,547	1,724
Valuation allowances	(225)	(274)
Total deferred tax assets	1,322	1,450

Deferred tax liabilities
Pension and other postretirement benefits	15	254
Property, plant and equipment, net	1,079	1,118
Investments in subsidiaries	190	186
Goodwill	83	64
Other	253	217
Total deferred tax liabilities	1,620	1,839
Net deferred tax assets (liabilities)	$(298)	$(389)

51	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Valuation allowances at the end of 2016 primarily relate to tax credits, capital loss carryforwards, and income tax loss carryforwards of $0.7 billion. If these items are not utilized against taxable income, $473 of the income tax loss carryforwards will expire from 2017 through 2036. The remaining $251 have no expiration date.
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
Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2016	2015	2014
U.S. statutory rate applied to income before income taxes	35.0%	35.0%	35.0%
Rate of state income taxes, net of federal tax benefit	1.8	(0.9)	0.7
Statutory rates other than U.S. statutory rate	(2.7)	(6.9)	(3.0)
Venezuela deconsolidation, balance sheet remeasurement and inflationary impacts	(0.1)	4.5	4.9
Uncertain tax positions adjustment(a)	—	3.7	—
Routine tax incentives	(4.0)	(7.4)	(3.6)
Net tax cost on foreign income	0.1	5.1	3.6
Other - net(b)	0.5	(1.8)	0.4
Effective income tax rate	30.6%	31.3%	38.0%

(a)	In 2015, we updated our assessment of uncertain tax positions for certain international operations and as a result we recorded an immaterial income tax charge of $49 related to prior years.

(b)	Other - net is composed of numerous items, none of which is greater than 1.75 percent of income before income taxes.
At December 31, 2016, U.S. income taxes and foreign withholding taxes have not been provided on $8.9 billion of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities, or if we were to sell our stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation. We do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations in the foreseeable future.
Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2016	2015	2014
Balance at January 1	$406	$416	$473
Gross increases for tax positions of prior years	20	80	36
Gross decreases for tax positions of prior years	(104)	(61)	(91)
Gross increases for tax positions of the current year	39	59	87
Settlements	(29)	(63)	(77)
Other	(11)	(25)	(12)
Balance at December 31	$321	$406	$416
Of the amounts recorded as unrecognized tax benefits at December 31, 2016, $251 would reduce our effective tax rate if recognized.

52	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During each of the three years ended December 31, 2016, the net impact in interest and penalties was not significant. Total accrued penalties and net accrued interest was $47 and $40 at December 31, 2016 and 2015, respectively.
It is reasonably possible that a number of uncertainties could be resolved within the next 12 months. The aggregate resolution of the uncertainties could be up to $140, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.
As of December 31, 2016, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2014 to 2016
United Kingdom	2012 to 2016
Brazil	2011 to 2016
Korea	2014 to 2016
China	2007 to 2016
Our U.S. federal income tax returns have been audited through 2013. We have various federal income tax return positions in administrative appeals for 2004, 2005, 2007 and 2010 through 2013.
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

Note 15.    Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

(Millions of shares)	2016	2015	2014
Basic	359.4	363.8	374.5
Dilutive effect of stock options and restricted share unit awards	2.3	2.5	2.9
Diluted	361.7	366.3	377.4
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of December 31, 2016, 2015 and 2014 was 356.6 million, 360.9 million and 365.3 million, respectively.

Note 16.    Business Segment Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care, Consumer Tissue and KCP. The reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with the business segments.

53	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

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

Net sales to Wal-Mart Stores, Inc. were approximately 14 percent in 2016 and 2015, and 13 percent in 2014 of our total net sales.
Information concerning consolidated operations by business segment is presented in the following tables:
Consolidated Operations by Business Segment

	Year Ended December 31
	2016	2015	2014
NET SALES(a)
Personal Care	$9,046	$9,204	$9,635
Consumer Tissue	5,967	6,121	6,645
K-C Professional	3,150	3,219	3,388
Corporate & Other	39	47	56
TOTAL NET SALES	$18,202	$18,591	$19,724

OPERATING PROFIT(b)
Personal Care	$1,857	$1,885	$1,803
Consumer Tissue	1,117	1,073	1,062
K-C Professional	603	590	604
Corporate & Other(c)	(252)	(367)	(495)
Other (income) and expense, net(d)	8	1,568	453
TOTAL OPERATING PROFIT	$3,317	$1,613	$2,521

(a)	Net sales in the United States to third parties totaled $8,874, $8,819 and $8,573 in 2016, 2015 and 2014, respectively.

(b)	Segment operating profit excludes other (income) and expense, net and income and expenses not associated with the business segments.

(c)
Corporate & Other includes charges related to the 2014 Organization Restructuring of $38, $63 and $133 in 2016, 2015 and 2014, respectively, and $5 and $41 related to the remeasurement of the Venezuelan balance sheet in 2015 and 2014, respectively. Corporate & Other also includes charges of $23 for restructuring in Turkey in 2015, and $33 related to European strategic changes in 2014.

(d)
Other (income) and expense, net for 2016 and 2015 includes income of $11 and a charge of $108, respectively, related to the deconsolidation of our Venezuelan operations, and for 2015 and 2014 includes charges of $40 and $421, respectively, related to the remeasurement of the Venezuelan balance sheet. In addition, 2015 includes $1,358 for charges related to pension settlements, and 2014 includes a charge of $35 related to a regulatory dispute in the Middle East.

54	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

	Personal Care	Consumer Tissue	K-C Professional	Corporate & Other	Ongoing Operations	Health Care Business (Spun-off)	Consolidated Total
Depreciation and Amortization
2016	$305	$280	$116	$4	$705	$—	$705
2015	340	282	121	3	746	—	746
2014	359	299	132	3	793	69	862
Assets
2016	6,141	4,761	2,151	1,549	14,602	—	14,602
2015	6,330	5,050	2,264	1,198	14,842	—	14,842
2014	6,373	5,229	2,339	1,585	15,526	—	15,526
Capital Spending
2016	421	250	95	5	771	—	771
2015	590	344	116	6	1,056	—	1,056
2014	501	314	143	6	964	75	1,039

Sales of Principal Products

(Billions of dollars)	2016	2015	2014
Consumer tissue products	$6.0	$6.1	$6.6
Baby and child care products	6.4	6.6	7.0
Away-from-home professional products	3.1	3.2	3.4
All other	2.7	2.7	2.7
Consolidated	$18.2	$18.6	$19.7

Note 17.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2016	2015	2014
Advertising expense	$665	$710	$767
Research expense	328	324	368
Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation's Share of Net Income
2016	$2,138	$720	$454	$276	$132
2015	2,255	773	497	308	149
2014	2,452	781	485	304	146
	Current Assets	Non- Current Assets	Current Liabilities	Non- Current Liabilities	Stockholders' Equity
2016	$963	$1,168	$531	$1,046	$554
2015	1,103	993	508	1,068	520
2014	1,016	1,040	690	963	403

55	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Equity companies are principally engaged in operations in the personal care and consumer tissue businesses. At December 31, 2016, our ownership interest in Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries was 47.9%. Kimberly-Clark de Mexico, S.A.B. de C.V. is partially owned by the public, and its stock is publicly traded in Mexico. At December 31, 2016, our investment in this equity company was $188, and the estimated fair value of the investment was $2.7 billion based on the market price of publicly traded shares. Our other equity ownership interests are not significant to our consolidated balance sheet or financial results.
At December 31, 2016, unremitted net income of equity companies included in consolidated retained earnings was $1.1 billion.
Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, Net	2016	2015
From customers	$2,077	$2,017
Other	167	329
Less allowance for doubtful accounts and sales discounts	(68)	(65)
Total	$2,176	$2,281

	December 31
	2016			2015
Summary of Inventories by Major Class	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$93	$236	$329	$100	$297	$397
Work in process	114	89	203	110	93	203
Finished goods	430	600	1,030	525	689	1,214
Supplies and other	—	280	280	—	278	278
	637	1,205	1,842	735	1,357	2,092
Excess of FIFO or weighted-average cost over LIFO cost	(163)	—	(163)	(183)	—	(183)
Total	$474	$1,205	$1,679	$552	$1,357	$1,909

Inventories are valued at the lower of cost and net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

	December 31
Summary of Property, Plant and Equipment, Net	2016	2015
Land	$163	$164
Buildings	2,612	2,537
Machinery and equipment	13,591	13,393
Construction in progress	488	453
	16,854	16,547
Less accumulated depreciation	(9,685)	(9,443)
Total	$7,169	$7,104
Property, plant and equipment, net in the United States as of December 31, 2016 and 2015 was $3,638 and $3,716, respectively.

56	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

	December 31
Summary of Accrued Expenses	2016	2015
Accrued advertising and promotion	$373	$339
Accrued salaries and wages	426	392
Accrued rebates	220	229
Accrued taxes - income and other	259	329
Accrued interest	96	82
Derivatives	44	36
Other	357	343
Total	$1,775	$1,750
Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Decrease (Increase) in Operating Working Capital	Year Ended December 31
	2016	2015	2014
Accounts receivable	$(23)	$60	$267
Inventories	230	(28)	12
Trade accounts payable	(61)	44	(30)
Accrued expenses	26	(110)	(120)
Accrued income taxes	121	(81)	(159)
Derivatives	43	(63)	103
Currency and other	(2)	(267)	(249)
Total	$334	$(445)	$(176)

	Year Ended December 31
Other Cash Flow Data	2016	2015	2014
Interest paid	$315	$308	$300
Income taxes paid	744	695	926

57	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kimberly-Clark Corporation:

We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimberly-Clark Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2017 expressed an unqualified opinion on the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 8, 2017

58	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective.
Deloitte & Touche LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, and has expressed an unqualified opinion in their report, which appears in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above in "Internal Control Over Financial Reporting" that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Kimberly-Clark Corporation:
We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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

59	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

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
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Corporation as of and for the year ended December 31, 2016, and our report dated February 8, 2017, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 8, 2017

ITEM 9B.    OTHER INFORMATION
None.

60	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2017 Proxy Statement for the Annual Meeting of Stockholders (the "2017 Proxy Statement") are incorporated in this Item 10 by reference:

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

ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of the 2017 Proxy Statement captioned "Compensation Discussion and Analysis," "Compensation Tables," "Director Compensation" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the sections of the 2017 Proxy Statement captioned "Compensation Tables - Equity Compensation Plan Information" and "Other Information - Security Ownership Information" is incorporated in this Item 12 by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of the 2017 Proxy Statement captioned "Other Information - Transactions with Related Persons" and "Corporate Governance - Director Independence" is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the sections of the 2017 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditors" is incorporated in this Item 14 by reference.

61	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements.
The financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial statement schedules.
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

62	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated as of December 31, 2014, incorporated by reference to Exhibit No. (10)b of the Corporation's Current Report on Form 8-K dated September 17, 2014.*

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
2011 Outside Directors' Compensation Plan, as amended and restated, effective May 4, 2016, incorporated by reference to Exhibit No. (10)l of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

Exhibit No. (10)m.	2011 Equity Participation Plan, as amended and restated, effective April 21, 2011, incorporated by reference to Exhibit No. 10.2 of the Corporation's Current Report on Form 8-K dated April 26, 2011.*

Exhibit No. (10)n.
Form of Award Agreements under 2011 Equity Participation Plan for Nonqualified Stock Options, incorporated by reference to Exhibit No. (10)n of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

Exhibit No. (10)o.	Summary of Outside Directors' Compensation pursuant to the 2011 Outside Directors' Compensation Plan, filed herewith.*

Exhibit No. (10)p.
Severance Pay Plan, amended and restated, effective June 25, 2013, incorporated by reference to Exhibit No. (10)p of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*

63	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Exhibit No. (10)q.
Form of Award Agreements under 2011 Equity Participation Plan for Performance Restricted Stock Units, incorporated by reference to Exhibit No. (10)q of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.*

Exhibit No. (10)r.
Form of Award Agreements under 2011 Equity Participation Plan for Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)r of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

Exhibit No. (10)t.
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

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2016, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS	XBRL Instance Document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

64	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

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

65	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 8, 2017	By:	/s/ Maria Henry
Maria Henry
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 8, 2017
Thomas J. Falk

/s/ Maria Henry	Senior Vice President and Chief Financial Officer (principal financial officer)	February 8, 2017
Maria Henry

/s/ Michael T. Azbell	Vice President and Controller (principal accounting officer)	February 8, 2017
Michael T. Azbell

Directors

John F. Bergstrom	James M. Jenness
Abelardo E. Bru	Nancy J. Karch
Robert W. Decherd	Christa S. Quarles
Fabian T. Garcia	Ian C. Read
Michael D. Hsu	Marc J. Shapiro
Mae C. Jemison	Michael D. White

By:	/s/ Thomas J. Mielke	February 8, 2017
Thomas J. Mielke Attorney-in-Fact

66	KIMBERLY-CLARK CORPORATION - 2016 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2016
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$50	$8	$3	$11	(b)	$50
Allowances for sales discounts	15	254	—	251	(c)	18
December 31, 2015
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$50	$12	$(10)	$2	(b)	$50
Allowances for sales discounts	16	256	(1)	256	(c)	15
December 31, 2014
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$51	$13	$(7)	$7	(b)	$50
Allowances for sales discounts	20	265	(1)	268	(c)	16

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2016
Deferred taxes
Valuation allowance	$274	$(45)	$—	$4	$225
December 31, 2015
Deferred taxes
Valuation allowance	$215	$78	$—	$19	$274
December 31, 2014
Deferred taxes
Valuation allowance	$197	$30	$—	$12	$215

(a)	Represents the net currency effects of translating valuation allowances at current rates of exchange.

67	KIMBERLY-CLARK CORPORATION - 2016 Annual Report