Form 10-Q
period 2017-03-31
KIMBERLY CLARK CORP
filed 2017-04-24
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 17, 2017, there were 354,928,124 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2017	2016
Net Sales	$4,483	$4,476
Cost of products sold	2,831	2,837
Gross Profit	1,652	1,639
Marketing, research and general expenses	813	825
Other (income) and expense, net	5	10
Operating Profit	834	804
Interest income	2	4
Interest expense	(83)	(76)
Income Before Income Taxes and Equity Interests	753	732
Provision for income taxes	(207)	(207)
Income Before Equity Interests	546	525
Share of net income of equity companies	29	35
Net Income	575	560
Net income attributable to noncontrolling interests	(12)	(15)
Net Income Attributable to Kimberly-Clark Corporation	$563	$545

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.58	$1.51
Diluted	$1.57	$1.50

Cash Dividends Declared	$0.97	$0.92

See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2017	2016
Net Income	$575	$560
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	267	208
Employee postretirement benefits	(2)	(6)
Other	(16)	(19)
Total Other Comprehensive Income (Loss), Net of Tax	249	183
Comprehensive Income	824	743
Comprehensive income attributable to noncontrolling interests	(31)	(22)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$793	$721
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2017 Data is Unaudited)

(Millions of dollars)	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$835	$923
Accounts receivable, net	2,224	2,176
Inventories	1,728	1,679
Other current assets	325	337
Total Current Assets	5,112	5,115
Property, Plant and Equipment, Net	7,251	7,169
Investments in Equity Companies	284	257
Goodwill	1,528	1,480
Other Assets	583	581
TOTAL ASSETS	$14,758	$14,602

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,328	$1,133
Trade accounts payable	2,571	2,609
Accrued expenses	1,620	1,775
Dividends payable	345	329
Total Current Liabilities	5,864	5,846
Long-Term Debt	6,425	6,439
Noncurrent Employee Benefits	1,278	1,301
Deferred Income Taxes	457	532
Other Liabilities	314	309
Redeemable Preferred Securities of Subsidiaries	58	58
Stockholders' Equity (Deficit)
Kimberly-Clark Corporation	136	(102)
Noncontrolling Interests	226	219
Total Stockholders' Equity	362	117
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,758	$14,602
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2017	2016
Operating Activities
Net income	$575	$560
Depreciation and amortization	178	172
Stock-based compensation	20	15
Deferred income taxes	(25)	(34)
Equity companies' earnings in excess of dividends paid	(26)	(30)
Operating working capital	(264)	(105)
Postretirement benefits	(21)	(16)
Other	(1)	(9)
Cash Provided by Operations	436	553
Investing Activities
Capital spending	(215)	(220)
Investments in time deposits	(37)	(59)
Maturities of time deposits	70	42
Other	4	8
Cash Used for Investing	(178)	(229)
Financing Activities
Cash dividends paid	(329)	(318)
Change in short-term debt	196	(675)
Debt proceeds	—	796
Debt repayments	(8)	(2)
Proceeds from exercise of stock options	78	31
Acquisitions of common stock for the treasury	(295)	(140)
Other	(9)	(7)
Cash Used for Financing	(367)	(315)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	21	7
Change in Cash and Cash Equivalents	(88)	16
Cash and Cash Equivalents - Beginning of Year	923	619
Cash and Cash Equivalents - End of Period	$835	$635
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
For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10‑K for the year ended December 31, 2016. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Recently Adopted Accounting Standards
In 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this standard as of January 1, 2017. The adoption did not have a material impact on our financial position, results of operations and cash flows. Prior periods were not recast.
In 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) providing guidance on eight specific cash flow statement classification matters. We early adopted this standard as of January 1, 2017. The adoption of this standard did not have a material impact on our cash flow statement. Prior periods were not recast.
Accounting Standards Issued - Not Yet Adopted
In 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Prior periods are required to be recast. We will adopt this standard as of January 1, 2018. Net periodic benefit cost for pensions and other postretirement benefits for the three months ended March 31, 2017 and 2016 was $27 and $32, respectively, of which $13 and $17, respectively, related to service cost.
In 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those annual periods.  The ASU should be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption.  We will adopt this standard as of January 1, 2018. The effects of this standard on our financial position, results of operations and cash flows are not yet known.
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
During the three months ended March 31, 2017 and for the full year 2016, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At March 31, 2017 and December 31, 2016, derivative assets were $31 and $43, respectively, and derivative liabilities were $39 and $46, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 5.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $58 at both March 31, 2017 and December 31, 2016. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. The fair value of the remaining redeemable securities was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $63 and $61 at March 31, 2017 and December 31, 2016, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		March 31, 2017		December 31, 2016
Assets
Cash and cash equivalents(a)	1	$835	$835	$923	$923
Time deposits and other(b)	1	114	114	138	138
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	368	368	170	170
Long-term debt(d)	2	7,385	7,840	7,402	7,886

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

Note 3. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended March 31
(Millions of shares)	2017	2016
Basic	356.0	360.7
Dilutive effect of stock options and restricted share unit awards	2.6	2.7
Diluted	358.6	363.4
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of March 31, 2017 and 2016 was 355.2 million and 360.2 million, respectively.

Note 4. Stockholders' Equity
Set forth below is a reconciliation for the three months ended March 31, 2017 of the carrying amount of total stockholders' equity (deficit) from the beginning of the period to the end of the period.

	Stockholders' Equity (Deficit) Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2016	$(102)	$219
Net Income	563	10
Other comprehensive income, net of tax	230	19
Stock-based awards exercised or vested	78	—
Recognition of stock-based compensation	20	—
Shares repurchased	(310)	—
Dividends declared	(345)	(21)
Other	2	(1)
Balance at March 31, 2017	$136	$226
During the three months ended March 31, 2017, we repurchased 2.4 million shares at a total cost of $300 pursuant to a share repurchase program authorized by our Board of Directors.

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
The change in net unrealized currency translation for the three months ended March 31, 2017 was primarily due to the strengthening of most foreign currencies versus the U.S. dollar, including the South Korean won, Australian dollar, Brazilian real and Taiwan dollar.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans	Cash Flow Hedges and Other
Balance as of December 31, 2015	$(2,252)	$(1,013)		$(3)	$(10)
Other comprehensive income (loss) before reclassifications	200	(12)		—	(13)
(Income) loss reclassified from AOCI	—	7	(a)	—	(6)
Net current period other comprehensive income (loss)	200	(5)		—	(19)
Balance as of March 31, 2016	$(2,052)	$(1,018)		$(3)	$(29)

Balance as of December 31, 2016	$(2,351)	$(1,097)		$(31)	$5
Other comprehensive income (loss) before reclassifications	248	(11)		—	(15)
(Income) loss reclassified from AOCI	—	9	(a)	—	(1)
Net current period other comprehensive income (loss)	248	(2)		—	(16)
Balance as of March 31, 2017	$(2,103)	$(1,099)		$(31)	$(11)

(a)	Included in computation of net periodic pension costs.

Note 5. Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments. We enter into derivative instruments to hedge a portion of forecasted cash flows denominated in foreign currencies for non-U.S. operations' purchases of raw materials, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominantly in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The foreign currency exposure on certain non-functional currency denominated monetary assets and liabilities, primarily intercompany loans and accounts payable, is hedged with primarily undesignated derivative instruments.
Interest rate risk is managed using a portfolio of variable and fixed-rate debt composed of short and long-term instruments. Interest rate swap contracts may be used to facilitate the maintenance of the desired ratio of variable and fixed-rate debt and are designated and qualify as fair value hedges. From time to time, we also hedge the anticipated issuance of fixed-rate debt, and these contracts are designated as cash flow hedges.
We use derivative instruments, such as forward swap contracts, to hedge a limited portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months.
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged. However, consistent with other years, a portion of our net investment in our Mexican affiliate has been hedged. At March 31, 2017, we had in place net investment hedges of $112 for a portion of our investment in our Mexican affiliate.

Set forth below is a summary of the designated and undesignated fair values of our derivative instruments:

	Assets		Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Foreign currency exchange contracts	$29	$38	$28	$44
Interest rate contracts	—	—	9	—
Commodity price contracts	2	5	2	2
Total	$31	$43	$39	$46
The derivative assets are included in the consolidated balance sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the consolidated balance sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. As of March 31, 2017, there were no outstanding interest rate contracts designated as fair value hedges. Fair value hedges resulted in no significant ineffectiveness in the three months ended March 31, 2017 and 2016, and gains or losses recognized in interest expense for interest rate swaps were not significant. For the three month periods ended March 31, 2017 and 2016, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of March 31, 2017, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2017 and future periods. As of March 31, 2017, the aggregate notional value of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges was $740 and $550, respectively. Cash flow hedges resulted in no significant ineffectiveness for the three months ended March 31, 2017 and 2016, and no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2017, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at March 31, 2017 is April 2019.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. A loss of $3 and a gain of $28 were recorded in the three months ended March 31, 2017 and 2016, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At March 31, 2017, the notional amount of these undesignated derivative instruments was $1.8 billion.

Note 6. Business Segment Information
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
The principal sources of revenue in each global business segment are described below:

•
Personal Care brands offer our consumers a trusted partner in caring for themselves and their families by delivering confidence, protection and discretion through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products and other related products.  Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, DryNites, Kotex, U by Kotex, Intimus, Depend, Plenitud, Poise and other brand names.

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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended March 31
	2017	2016	Change
NET SALES
Personal Care	$2,250	$2,207	+2%
Consumer Tissue	1,455	1,496	-3%
K-C Professional	768	763	+1%
Corporate & Other	10	10	N.M.
TOTAL NET SALES	$4,483	$4,476	—

OPERATING PROFIT
Personal Care	$481	$449	+7%
Consumer Tissue	275	280	-2%
K-C Professional	146	150	-3%
Corporate & Other(a)	(63)	(65)	N.M.
Other (income) and expense, net(a)	5	10	-50%
TOTAL OPERATING PROFIT	$834	$804	+4%

(a)	Corporate & Other and Other (income) and expense, net include expenses not associated with the business segments, including charges as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful

Note 7. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2017			December 31, 2016
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$91	$245	$336	$93	$236	$329
Work in process	113	88	201	114	89	203
Finished goods	444	620	1,064	430	600	1,030
Supplies and other	—	290	290	—	280	280
	648	1,243	1,891	637	1,205	1,842
Excess of FIFO or weighted-average cost over LIFO cost	(163)	—	(163)	(163)	—	(163)
Total	$485	$1,243	$1,728	$474	$1,205	$1,679
Inventories are valued at the lower of cost and net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2017	December 31, 2016
Land	$170	$163
Buildings	2,679	2,612
Machinery and equipment	13,914	13,591
Construction in progress	428	488
	17,191	16,854
Less accumulated depreciation	(9,940)	(9,685)
Total	$7,251	$7,169

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of First Quarter 2017 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea.
This section presents a discussion and analysis of our first quarter 2017 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling price on net sales. Changes in foreign currency rates also impact the year-over-year change in net sales. Our analysis compares the three months ended March 31, 2017 results to the same period in 2016.
Throughout this MD&A, we refer to financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S., or GAAP, and are therefore referred to as non-GAAP financial measures. These measures include adjusted operating profit, adjusted net income, adjusted earnings per share and adjusted effective tax rate. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight into some of the financial measures used to evaluate management.
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
The non-GAAP financial measures exclude charges in 2016 for the 2014 Organization Restructuring as indicated in the reconciliations included later in this MD&A. In 2014, we initiated this restructuring in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the 2014 spin-off of our health care business. As a result, the company recognized restructuring charges in 2014, 2015 and 2016. Restructuring actions were completed by December 31, 2016.
Overview of First Quarter 2017 Results

•
Net sales of $4.5 billion were even with the prior year. Changes in foreign currency exchange rates increased sales by 1 percent, while organic sales decreased 1 percent. Organic sales decreased 3 percent in North American consumer products, reflecting category softness, competitive activity and less promotion shipments. Organic sales increased 4 percent in developing and emerging markets.

•
Operating profit of $834 increased 4 percent compared to $804 in 2016. Net income attributable to Kimberly-Clark Corporation was $563 compared to $545 in 2016. Diluted net income per share was $1.57 in 2017 and $1.50 in 2016.

Results of Operations and Related Information
This section presents a discussion and analysis of our first quarter 2017 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended March 31
	2017	2016	Percent Change
Net Sales:
North America	$2,313	$2,373	-3%
Outside North America	2,253	2,175	+4%
Intergeographic sales	(83)	(72)	N.M.
Total Net Sales	4,483	4,476	—
Operating Profit:
North America	568	570	—
Outside North America	334	309	+8%
Corporate & Other(a)	(63)	(65)	N.M.
Other (income) and expense, net(a)	5	10	-50%
Total Operating Profit	834	804	+4%
Share of Net Income of Equity Companies	29	35	-17%
Net Income Attributable to Kimberly-Clark Corporation	563	545	+3%
Diluted Earnings per Share	1.57	1.50	+5%

(a)	Corporate & Other and Other (income) and expense, net include expenses not associated with the business segments, including charges as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful

GAAP to Non-GAAP Reconciliations of Selected Financial Results	Three Months Ended March 31, 2016
	As Reported	Charges for 2014 Organization Restructuring	As Adjusted Non-GAAP
Cost of products sold	$2,837	$—	$2,837
Marketing, research and general expenses	825	14	811
Operating Profit	804	(14)	818
Provision for income taxes	(207)	4	(211)
Effective tax rate	28.3%	—	28.3%
Net Income Attributable to Kimberly-Clark Corporation	545	(10)	555
Diluted Earnings per Share	1.50	(0.03)	1.53

Analysis of Consolidated Results

Net Sales	Percent Change	Adjusted Operating Profit	Percent Change
Volume	1	Volume	—
Net Price	(1)	Net Price	(8)
Mix/Other	—	Input Costs	(4)
Currency	1	Cost Savings	13
Total(a)	—	Currency Translation	1
		Other (c)	—
Organic(b)	(1)	Total	2
(a) Total does not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs.
Net sales of $4.5 billion in the first quarter of 2017 were even with prior year. Changes in foreign currency exchange rates increased sales by 1 percent. Organic sales decreased 1 percent, as changes in net selling prices decreased sales by more than 1 percent, while volumes rose approximately 1 percent.
First quarter operating profit was $834 in 2017 compared to $804 in 2016. The comparison benefited from $110 in cost savings from our FORCE (Focused On Reducing Costs Everywhere) program. Foreign currency translation effects increased operating profit by $10, and transaction effects also benefited the comparison. Results were negatively impacted by lower net selling prices, along with $35 of higher input costs, driven by increases in raw materials (other than pulp), energy and distribution costs.
The effective tax rate for the three months ended March 31, 2017 was 27.5 percent and 28.3 percent in prior year. The rate in both periods included benefits from certain tax planning initiatives and in 2017 was further reduced as a result of adopting ASU No. 2016-09, Compensation-Stock Compensation (Topic 718).
Our share of net income of equity companies was $29 and $35 for the three months ended March 31, 2017 and 2016, respectively. Kimberly-Clark de Mexico, S.A.B. de C.V. ("K-C de Mexico") results were negatively impacted by a weaker Mexican peso and higher input costs, partially offset by benefits from organic sales growth and cost savings.
Diluted earnings per share for the first quarter was $1.57 in 2017 and $1.50 in 2016. Adjusted earnings per share were $1.53 in 2016. The comparison benefited from cost savings and favorable currency effects, while results were negatively impacted by lower net selling prices and input cost inflation.
Results by Business Segments
Personal Care

		Three Months Ended March 31		Three Months Ended March 31
	2017	2016		2017	2016
Net Sales	$2,250	$2,207	Operating Profit	$481	$449

	Net Sales	Percent Change		Operating Profit	Percent Change
	Volume	2		Volume	4
	Net Price	(2)		Net Price	(9)
	Mix/Other	—		Input Costs	(4)
	Currency	2		Cost Savings	14
	Total	2		Currency Translation	1
				Other(b)	1
	Organic(a)	—		Total	7
(a) Combined impact of changes in volume, net price and mix/other.
(b) Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs.

First quarter net sales of $2.3 billion increased 2 percent compared to prior year. Changes in currency rates increased sales by 2 percent. Sales volumes increased 2 percent, while changes in net selling prices decreased sales by 2 percent. First quarter operating profit of $481 increased 7 percent. The comparison benefited from volume growth, cost savings and favorable currency effects, partially offset by lower net selling prices and input cost inflation.
Net sales in North America decreased 1 percent due to lower sales volumes. Total volumes in infant and child care decreased low-single digits, as a mid-single digit decline in Huggies diapers was partially offset by a mid-single digit increase in child care. Baby wipes volumes increased mid-single digits, while feminine care volumes decreased mid-single digits.
Net sales in developing and emerging markets increased 9 percent including a 3 percent increase from favorable currency rates. Sales volumes increased 9 percent, while changes in net selling prices decreased sales by 3 percent. The volume increase included gains in China, Eastern Europe and Latin America, led by Brazil. The decline in net selling prices was primarily in China and secondarily in Eastern Europe.
Net sales in developed markets outside North America decreased 8 percent, despite a 1 percent benefit from favorable currency rates. Changes in net selling prices decreased sales by 5 percent and sales volumes decreased 4 percent, with the changes mostly in South Korea.
Consumer Tissue

	Three Months Ended March 31		Three Months Ended March 31
	2017	2016	2017		2016
Net Sales	$1,455	$1,496	Operating Profit	$275	$280

Net Sales		Percent Change	Operating Profit		Percent Change
Volume		(2)	Volume		(7)
Net Price		(1)	Net Price		(7)
Mix/Other		—	Input Costs		—
Currency		—	Cost Savings		10
Total		(3)	Currency Translation		—
			Other(b)		2
Organic(a)		(3)	Total		(2)
(a) Combined impact of changes in volume, net price and mix/other.
(b) Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs.
First quarter net sales of $1.5 billion decreased 3 percent compared to prior year. Sales volumes decreased 2 percent and changes in net selling prices decreased sales by 1 percent. First quarter operating profit of $275 decreased 2 percent. The comparison was impacted by lower net selling prices and volumes, mostly offset by cost savings and lower marketing, research and general spending.
Net sales in North America decreased 6 percent, as sales volumes were down approximately 7 percent. The decline was mostly in bathroom tissue, including impacts from competitive activity and lower promotion shipments.
Net sales in developing and emerging markets increased 6 percent including an approximate 6 percent benefit from favorable currency rates. Changes in net selling prices decreased sales by 3 percent, while sales volumes improved 2 percent.
Net sales in developed markets outside North America decreased 2 percent. Changes in foreign currency rates reduced sales by 4 percent. Sales volumes increased 4 percent, primarily in Western/Central Europe, while the combined impact of changes in net selling prices and product mix lowered sales 2 percent.

K-C Professional

	Three Months Ended March 31		Three Months Ended March 31
	2017	2016	2017		2016
Net Sales	$768	$763	Operating Profit	$146	$150

Net Sales		Percent Change	Operating Profit		Percent Change
Volume		—	Volume		(1)
Net Price		(1)	Net Price		(3)
Mix/Other		1	Input Costs		(11)
Currency		1	Cost Savings		12
Total		1	Currency Translation		1
			Other(b)		(1)
Organic(a)		—	Total		(3)
(a) Combined impact of changes in volume, net price and mix/other.
(b) Includes the impact of changes in marketing, research, and general expenses, foreign currency transaction effects and other manufacturing costs.
First quarter net sales of $0.8 billion increased 1 percent. Changes in foreign currency rates benefited sales 1 percent. Changes in product mix increased sales by 1 percent, while lower net selling prices decreased sales by 1 percent. First quarter operating profit of $146 decreased 3 percent. The comparison was impacted by lower net selling prices and input cost inflation, mostly offset by cost savings.
Net sales in North America decreased 2 percent due to lower net selling prices. Overall sales volumes were even with the year-ago period, as low-single digit declines in washroom and wiper products were offset by gains in other categories.
Net sales in developing and emerging markets increased 7 percent including a 5 percent benefit from changes in currency rates. The combined impact of changes in net selling prices and product mix improved sales by 3 percent, while sales volumes decreased 1 percent.
Net sales in developed markets outside North America increased 2 percent despite an approximate 3 percent negative impact from changes in currency rates. The combined impact of changes in net selling prices and product mix increased sales by 3 percent and sales volumes improved 1 percent, with the changes mostly in Western/Central Europe.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $436 for the first three months of 2017, compared to $553 in the prior year. The decrease was mainly due to higher tax payments in 2017.
Investing
During the first three months of 2017, our capital spending was $215 compared to $220 in the prior year. We anticipate that full-year 2017 capital spending will be between $850 and $950.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $368 as of March 31, 2017 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the first quarter of 2017 was $353. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At March 31, 2017, total debt was $7.8 billion compared to $7.6 billion at December 31, 2016.
We maintain a $2.0 billion revolving credit facility which expires in 2021. This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.

We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first three months of 2017, we repurchased 2.4 million shares of our common stock at a cost of $300 through a broker in the open market. We are targeting full-year 2017 share repurchases of $800 to $1 billion, subject to market conditions.
We engage in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years, along with an increase in local inflation. As of March 31, 2017, Argentina is not designated as a highly-inflationary economy for accounting purposes. We are closely monitoring developments in Argentina and potential implications on our results and reporting for our operations in that country. Net sales of K-C Argentina were approximately 2 percent of our consolidated net sales for the three months ended March 31, 2017 and 2016.
We also continue to monitor developments related to tax legislation and government policy, including U.S. corporate tax reform and the United Kingdom’s withdrawal from the European Union. The impact of these potential changes to our business and consolidated financial results cannot be determined until the relevant legislation and policies are finalized.
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
Legal Matters
We are party to certain legal proceedings relating to our former healthcare business, Halyard Health, Inc. (“Halyard”), which we spun-off on October 31, 2014. This includes Bahamas Surgery Center v. Kimberly-Clark Corporation, et al., a California consumer class action relating to the sale of surgical gowns. On April 7, 2017, the jury awarded the plaintiff class $3.9 in compensatory damages and $350 in punitive damages against Kimberly-Clark. We intend to challenge the jury’s verdict as we believe it is contrary to the evidence presented at trial and that the punitive damage award is baseless, excessive and not consistent with California and federal laws.  Under the terms of the distribution agreement we entered into with Halyard in connection with the spin-off, Halyard is obligated to indemnify Kimberly-Clark for legal proceedings, claims and other liabilities primarily related to our former healthcare business.  We are also party to additional legal proceedings relating to Halyard, including civil actions, qui tam matters, a shareholder derivative suit, a securities class action and certain subpoena and document requests from the federal government. Although the results of litigation and claims cannot be predicted with certainty, we continue to believe that the final outcome of these matters will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.
Business Outlook
In 2017, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2017, we expect earnings per share in a range of $6.20 to $6.35. Our outlook is based on the assumptions described below:

•	Organic sales growth is expected to be 1 to 2 percent, driven by higher volumes. Net selling prices and product mix are expected to be similar, or down slightly, year-on-year.

•	We expect net sales to increase 1 to 2 percent compared to the prior year as we expect the foreign currency translation impact on net sales (and operating profit) will be neutral year on year.

•	We anticipate the net impact of changes in commodity costs to be between $150 and $250 of inflation, primarily due to modestly higher prices for several raw materials.

•	We expect operating profit to improve compared to 2016 and to be up 2 to 4 percent compared to adjusted operating profit in 2016.

•	We plan to achieve cost savings of at least $400 from our FORCE program.

•	We expect an effective tax rate similar to 2016.

•	We expect net income from equity companies to decline due to lower income at K-C de Mexico as a result of a weaker Mexican peso and input cost inflation.

•	We anticipate capital spending to be in a $850 to $950 range and share repurchases to be between $800 and $1 billion, subject to market conditions.

•	We expect to contribute up to $100 to our defined benefit pension plans.

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
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 entitled "Risk Factors." Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.

Item 4.	Controls and Procedures
As of March 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the first quarter of 2017 were made through a broker in the open market.
The following table contains information for shares repurchased during the first quarter of 2017. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2017)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	611,000	$117.58	10,322,811	29,677,189
February 1 to February 28	819,000	126.43	11,141,811	28,858,189
March 1 to March 31	936,000	133.23	12,077,811	27,922,189
Total	2,366,000

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
Exhibit No. (10)q. Form of Award Agreements under 2011 Equity Participation Plan for Performance Restricted Stock Units, filed herewith.
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
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
April 24, 2017

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended December 14, 2015, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K dated December 14, 2015.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)q.	Form of Award Agreements under 2011 Equity Participation Plan for Performance Restricted Stock Units, filed herewith.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS	XBRL Instance Document

(101).SCH	XBRL Taxonomy Extension Schema Document

(101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document