Form 10-Q
period 2017-06-30
KIMBERLY CLARK CORP
filed 2017-07-25
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 18, 2017, there were 353,302,843 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2017	2016	2017	2016
Net Sales	$4,554	$4,588	$9,037	$9,064
Cost of products sold	2,910	2,924	5,741	5,761
Gross Profit	1,644	1,664	3,296	3,303
Marketing, research and general expenses	842	847	1,655	1,672
Other (income) and expense, net	3	(21)	8	(11)
Operating Profit	799	838	1,633	1,642
Interest income	2	3	4	7
Interest expense	(85)	(81)	(168)	(157)
Income Before Income Taxes and Equity Interests	716	760	1,469	1,492
Provision for income taxes	(202)	(217)	(409)	(424)
Income Before Equity Interests	514	543	1,060	1,068
Share of net income of equity companies	26	35	55	70
Net Income	540	578	1,115	1,138
Net income attributable to noncontrolling interests	(9)	(12)	(21)	(27)
Net Income Attributable to Kimberly-Clark Corporation	$531	$566	$1,094	$1,111

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.50	$1.57	$3.08	$3.08
Diluted	$1.49	$1.56	$3.06	$3.06

Cash Dividends Declared	$0.97	$0.92	$1.94	$1.84

See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2017	2016	2017	2016
Net Income	$540	$578	$1,115	$1,138
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	55	(72)	322	136
Employee postretirement benefits	(1)	13	(3)	7
Other	(24)	12	(40)	(7)
Total Other Comprehensive Income (Loss), Net of Tax	30	(47)	279	136
Comprehensive Income	570	531	1,394	1,274
Comprehensive income attributable to noncontrolling interests	(1)	(9)	(32)	(31)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$569	$522	$1,362	$1,243
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2017 Data is Unaudited)

(Millions of dollars)	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$1,051	$923
Accounts receivable, net	2,221	2,176
Inventories	1,738	1,679
Other current assets	380	337
Total Current Assets	5,390	5,115
Property, Plant and Equipment, Net	7,246	7,169
Investments in Equity Companies	283	257
Goodwill	1,527	1,480
Other Assets	624	581
TOTAL ASSETS	$15,070	$14,602

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,246	$1,133
Trade accounts payable	2,629	2,609
Accrued expenses	1,671	1,775
Dividends payable	343	329
Total Current Liabilities	5,889	5,846
Long-Term Debt	6,777	6,439
Noncurrent Employee Benefits	1,278	1,301
Deferred Income Taxes	441	532
Other Liabilities	296	309
Redeemable Preferred Securities of Subsidiaries	58	58
Stockholders' Equity (Deficit)
Kimberly-Clark Corporation	102	(102)
Noncontrolling Interests	229	219
Total Stockholders' Equity	331	117
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,070	$14,602
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2017	2016
Operating Activities
Net income	$1,115	$1,138
Depreciation and amortization	358	349
Stock-based compensation	50	45
Deferred income taxes	(34)	3
Equity companies' earnings in excess of dividends paid	(22)	(30)
Operating working capital	(191)	(48)
Postretirement benefits	(8)	(4)
Adjustment related to Venezuelan operations	—	(11)
Other	(7)	(29)
Cash Provided by Operations	1,261	1,413
Investing Activities
Capital spending	(386)	(397)
Proceeds from sales of investments	—	28
Investments in time deposits	(61)	(73)
Maturities of time deposits	70	42
Other	(10)	16
Cash Used for Investing	(387)	(384)
Financing Activities
Cash dividends paid	(674)	(650)
Change in short-term debt	114	(322)
Debt proceeds	344	796
Debt repayments	(12)	(591)
Proceeds from exercise of stock options	107	58
Acquisitions of common stock for the treasury	(597)	(293)
Other	(46)	(1)
Cash Used for Financing	(764)	(1,003)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	18	11
Change in Cash and Cash Equivalents	128	37
Cash and Cash Equivalents - Beginning of Period	923	619
Cash and Cash Equivalents - End of Period	$1,051	$656
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
In 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), providing guidance on eight specific cash flow statement classification matters. We early adopted this standard as of January 1, 2017. The adoption of this standard did not have a material impact on our cash flow statement. Prior periods were not recast.
Accounting Standards Issued - Not Yet Adopted
In 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Prior periods are required to be recast. We will adopt this standard as of January 1, 2018. Net periodic benefit cost for pensions and other postretirement benefits for the six months ended June 30, 2017 and 2016 was $55 and $61 of which $26 and $30, respectively, related to service cost.
In 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those annual periods.  The ASU should be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption.  We will adopt this standard as of January 1, 2018. The impact of this standard on our financial position, results of operations and cash flows is not expected to be material.
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
During the six months ended June 30, 2017 and for the full year 2016, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Derivative liabilities and assets are measured on a recurring basis at fair value. At June 30, 2017 and December 31, 2016, derivative liabilities were $67 and $46, respectively, and derivative assets were $43 at both periods. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair value of hedging instruments used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 5.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $58 at both June 30, 2017 and December 31, 2016. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. The fair value of the remaining redeemable securities was based on various inputs, including an independent third-party appraisal, adjusted for current market conditions. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $64 and $61 at June 30, 2017 and December 31, 2016, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2017		December 31, 2016
Assets
Cash and cash equivalents(a)	1	$1,051	$1,051	$923	$923
Time deposits and other(b)	1	134	134	138	138
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	286	286	170	170
Long-term debt(d)	2	7,737	8,258	7,402	7,886

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

Note 3. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2017	2016	2017	2016
Basic	354.4	360.0	355.2	360.4
Dilutive effect of stock options and restricted share unit awards	2.3	2.4	2.4	2.5
Diluted	356.7	362.4	357.6	362.9
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of June 30, 2017 and 2016 was 353.4 million and 359.7 million, respectively.

Note 4. Stockholders' Equity
Set forth below is a reconciliation for the six months ended June 30, 2017 of the carrying amount of total stockholders' equity (deficit) from the beginning of the period to the end of the period.

	Stockholders' Equity (Deficit) Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2016	$(102)	$219
Net Income	1,094	18
Other comprehensive income, net of tax	268	11
Stock-based awards exercised or vested	107	—
Recognition of stock-based compensation	50	—
Shares repurchased	(626)	—
Dividends declared	(689)	(21)
Other	—	2
Balance at June 30, 2017	$102	$229
During the six months ended June 30, 2017, we repurchased 4.7 million shares at a total cost of $600 pursuant to a share repurchase program authorized by our Board of Directors.

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
The change in net unrealized currency translation for the six months ended June 30, 2017 was primarily due to the strengthening of most foreign currencies versus the U.S. dollar, including the euro, Australian dollar, South Korean won and British pound sterling.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans	Cash Flow Hedges and Other
Balance as of December 31, 2015	$(2,252)	$(1,013)		$(3)	$(10)
Other comprehensive income (loss) before reclassifications	132	2		(9)	6
(Income) loss reclassified from AOCI	—	14	(a)	—	(13)
Net current period other comprehensive income (loss)	132	16		(9)	(7)
Balance as of June 30, 2016	$(2,120)	$(997)		$(12)	$(17)

Balance as of December 31, 2016	$(2,351)	$(1,097)		$(31)	$5
Other comprehensive income (loss) before reclassifications	310	(17)		—	(37)
(Income) loss reclassified from AOCI	—	15	(a)	—	(3)
Net current period other comprehensive income (loss)	310	(2)		—	(40)
Balance as of June 30, 2017	$(2,041)	$(1,099)		$(31)	$(35)

(a)	Included in computation of net periodic pension costs.

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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, generally is not hedged, other than net investment hedges with an aggregate notional value of $369 at June 30, 2017 for a portion of our investment in certain affiliates.

At June 30, 2017 and December 31, 2016, derivative liabilities were $67 and $46, respectively, and derivative assets were $43 at both periods, primarily comprised of foreign currency exchange contracts.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. As of June 30, 2017, there were no outstanding interest rate contracts designated as fair value hedges. Fair value hedges resulted in no significant ineffectiveness in the six months ended June 30, 2017 and 2016, and gains or losses recognized in interest expense for interest rate swaps were not significant. For the six month periods ended June 30, 2017 and 2016, no gains or losses were recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of June 30, 2017, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2017 and future periods. As of June 30, 2017, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $750 and $486, respectively. Cash flow hedges resulted in no significant ineffectiveness for the six months ended June 30, 2017 and 2016, and no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2017, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at June 30, 2017 is July 2019.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. A gain of $19 and a loss of $14 were recorded in the three months ended June 30, 2017 and 2016, respectively. Gains of $16 and $14 were recorded in the six months ended June 30, 2017 and 2016, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At June 30, 2017, the notional amount of these undesignated derivative instruments was $1.9 billion.

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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended June 30			Six Months Ended June 30
	2017	2016	Change	2017	2016	Change
NET SALES
Personal Care	$2,270	$2,279	—	$4,520	$4,486	+1%
Consumer Tissue	1,463	1,494	-2%	2,918	2,990	-2%
K-C Professional	810	806	—	1,578	1,569	+1%
Corporate & Other	11	9	N.M.	21	19	N.M.
TOTAL NET SALES	$4,554	$4,588	-1%	$9,037	$9,064	—

OPERATING PROFIT
Personal Care	$467	$455	+3%	$948	$904	+5%
Consumer Tissue	241	275	-12%	516	555	-7%
K-C Professional	163	150	+9%	309	300	+3%
Corporate & Other(a)	(69)	(63)	N.M.	(132)	(128)	N.M.
Other (income) and expense, net(a)	3	(21)	N.M.	8	(11)	N.M.
TOTAL OPERATING PROFIT	$799	$838	-5%	$1,633	$1,642	-1%

(a)	Corporate & Other and Other (income) and expense, net include expenses not associated with the business segments, including charges as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful

Note 7. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2017			December 31, 2016
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$89	$251	$340	$93	$236	$329
Work in process	110	87	197	114	89	203
Finished goods	440	632	1,072	430	600	1,030
Supplies and other	—	294	294	—	280	280
	639	1,264	1,903	637	1,205	1,842
Excess of FIFO or weighted-average cost over LIFO cost	(165)	—	(165)	(163)	—	(163)
Total	$474	$1,264	$1,738	$474	$1,205	$1,679
Inventories are valued at the lower of cost and net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2017	December 31, 2016
Land	$171	$163
Buildings	2,744	2,612
Machinery and equipment	14,150	13,591
Construction in progress	324	488
	17,389	16,854
Less accumulated depreciation	(10,143)	(9,685)
Total	$7,246	$7,169

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Second Quarter 2017 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea.
This section presents a discussion and analysis of our second quarter 2017 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling price on net sales. Changes in foreign currency rates also impact the year-over-year change in net sales. Our analysis compares the three months and six months ended June 30, 2017 results to the same periods in 2016.
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:

•
2014 Organization Restructuring - In 2014, we initiated this restructuring in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the 2014 spin-off of our health care business. As a result, we recognized restructuring charges in 2014, 2015 and 2016. Restructuring actions were completed by December 31, 2016.

•
Adjustment related to Venezuelan Operations - Effective December 31, 2015, we deconsolidated the assets and liabilities of our business in Venezuela from our consolidated balance sheet and in the second quarter of 2016, recorded an adjustment related to an updated assessment.

Overview of Second Quarter 2017 Results

•
Net sales of $4.6 billion decreased 1 percent compared to the year-ago period, as organic sales were down 1 percent. Organic sales decreased 2 percent in North American consumer products, reflecting category softness, less promotion shipments and competitive activity. Outside North America, organic sales declined 3 percent in developed markets and rose 2 percent in developing and emerging markets.

•
Operating profit of $799 decreased 5 percent compared to the prior year. Net Income Attributable to Kimberly-Clark Corporation was $531 compared to $566 in 2016. Diluted net income per share was $1.49 in 2017 and $1.56 in 2016. Results were impacted by lower net sales and input cost inflation, while the comparison benefited from cost savings.

Results of Operations and Related Information
This section presents a discussion and analysis of our second quarter 2017 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended June 30			Six Months Ended June 30
	2017	2016	Percent Change	2017	2016	Percent Change
Net Sales:
North America	$2,366	$2,410	-2%	$4,679	$4,783	-2%
Outside North America	2,269	2,254	+1%	4,522	4,429	+2%
Intergeographic sales	(81)	(76)	N.M.	(164)	(148)	N.M.
Total Net Sales	4,554	4,588	-1%	9,037	9,064	—
Operating Profit:
North America	561	589	-5%	$1,129	1,159	-3%
Outside North America	310	291	+7%	644	600	+7%
Corporate & Other(a)	(69)	(63)	N.M.	(132)	(128)	N.M.
Other (income) and expense, net(a)	3	(21)	N.M.	8	(11)	N.M.
Total Operating Profit	799	838	-5%	1,633	1,642	-1%
Share of Net Income of Equity Companies	26	35	-26%	55	70	-21%
Net Income Attributable to Kimberly-Clark Corporation	531	566	-6%	1,094	1,111	-2%
Diluted Earnings per Share	1.49	1.56	-4%	3.06	3.06	—

(a)	Corporate & Other and Other (income) and expense, net include expenses not associated with the business segments, including charges as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended June 30, 2016
	As Reported	Charges for 2014 Organization Restructuring	Adjustment Related to Venezuelan Operations	As Adjusted Non-GAAP
Cost of products sold	$2,924	$2	$—	$2,922
Marketing, research and general expenses	847	(1)	—	848
Other (income) and expense, net	(21)	—	(11)	(10)
Operating Profit	838	(1)	11	828
Provision for income taxes	(217)	—	—	(217)
Net Income Attributable to Kimberly-Clark Corporation	566	(1)	11	556
Diluted Earnings per Share	1.56	—	0.03	1.53

	Six Months Ended June 30, 2016
	As Reported	Charges for 2014 Organization Restructuring	Adjustment Related to Venezuelan Operations	As Adjusted Non-GAAP
Cost of products sold	$5,761	$2	$—	$5,759
Marketing, research and general expenses	1,672	13	—	1,659
Other (income) and expense, net	(11)	—	(11)	—
Operating Profit	1,642	(15)	11	1,646
Provision for income taxes	(424)	4	—	(428)
Net Income Attributable to Kimberly-Clark Corporation	1,111	(11)	11	1,111
Diluted Earnings per Share	3.06	(0.03)	0.03	3.06

Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended June 30	Six Months Ended June 30		Three Months Ended June 30	Six Months Ended June 30
Volume	—	—	Volume	(1)	(1)
Net Price	(1)	(1)	Net Price	(5)	(7)
Mix/Other	—	—	Input Costs	(9)	(7)
Currency	—	—	Cost Savings	14	14
Total(a)	(1)	—	Currency Translation	—	1
			Other(c)	(3)	(1)
Organic(b)	(1)	(1)	Total	(4)	(1)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Includes the impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Net sales of $4.6 billion in the second quarter of 2017 were down 1 percent compared to the year-ago period. Changes in foreign currency exchange rates had no overall effect on net sales. Organic sales were down 1 percent due to lower net selling prices.
Second quarter operating profit was $799 in 2017 and $838 in 2016. The year-over-year comparison was impacted by lower net sales and $75 of higher input costs, driven by increases in pulp and other raw materials. Results in 2017 included $120 of cost savings from our FORCE (Focused On Reducing Costs Everywhere) program.
The second quarter effective tax rate was 28.2 percent in 2017 and 28.6 percent in 2016. The rate in both periods benefited from the resolution of certain tax matters. The rate in 2017 also benefited from the adoption of ASU No. 2016-09, Compensation-Stock Compensation (Topic 718).
Our share of net income of equity companies in the second quarter was $26 in 2017 and $35 in 2016. Kimberly-Clark de Mexico, S.A.B. de C.V. ("K-C de Mexico") results were impacted by a weaker Mexican peso and higher input costs, partially offset by benefits from organic sales growth and cost savings.
Diluted earnings per share for the second quarter was $1.49 in 2017 and $1.56 in 2016. Second quarter adjusted earnings per share was $1.53 in 2016. The comparison was impacted by lower net sales and input cost inflation, while the comparison benefited from cost savings.
Year-to-date net sales of $9.0 billion decreased slightly compared to the prior year. Organic sales were down approximately 1 percent driven by lower net selling prices. Changes in foreign currency exchange rates benefited sales slightly. Operating profit was $1,633 in 2017 compared to $1,642 in 2016. The comparison was impacted by lower net sales and $110 of higher input costs. Results in 2017 included $230 of FORCE cost savings. The year-to-date effective tax rate was 27.8 percent in 2017 and 28.4 percent in 2016. The rate in both periods benefited from the resolution of certain tax matters and tax planning initiatives. In 2017, the rate also benefited from the adoption of ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). Diluted earnings per share was $3.06 in 2017, even with the year-ago period. The comparison was impacted by lower operating profit and reduced net income from equity companies and benefited from declines in the effective tax rate and share count. Adjusted earnings per share was $3.06 in 2016.
Results by Business Segments
Personal Care

Three Months Ended June 30			Six Months Ended June 30		Three Months Ended June 30			Six Months Ended June 30
2017		2016	2017	2016	2017		2016	2017	2016
Net Sales	$2,270	$2,279	$4,520	$4,486	Operating Profit	$467	$455	$948	$904

Net Sales		Percent Change	Percent Change		Operating Profit		Percent Change	Percent Change
Volume		—		1	Volume		—		2
Net Price		(1)		(1)	Net Price		(6)		(7)
Mix/Other		1		—	Input Costs		(5)		(5)
Currency		—		1	Cost Savings		14		14
Total		—		1	Currency Translation		1		1
					Other(b)		(1)		—
Organic(a)		(1)		—	Total		3		5
(a) Combined impact of changes in volume, net price and mix/other.
(b) Includes the impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Second quarter net sales of $2.3 billion were down slightly. Changes in net selling prices reduced sales by 1 percent, while changes in product mix improved sales by about 1 percent. Second quarter operating profit of $467 increased 3 percent. The comparison benefited from cost savings, partially offset by lower net selling prices and input cost inflation.
Net sales in North America decreased 1 percent. Sales volumes were down 1 percent compared to 8 percent growth in the base period that included benefits from innovations and promotion activity. Volumes in 2017 were also impacted by competitive activity. Total volumes in infant and child care were off mid-single digits due to lower Huggies diaper volumes. Baby wipes volumes increased mid-single digits and adult care volumes rose low-single digits.
Net sales in developing and emerging markets increased 3 percent including a 1 percent benefit from favorable currency rates. Sales volumes increased 4 percent and changes in product mix increased sales by 1 percent, while changes in net selling prices decreased sales by about 2 percent. The volume increase included gains in China, Eastern Europe and Latin America. The decline in net selling prices was mostly in China and Eastern Europe.
Net sales in developed markets outside North America (Australia, South Korea and Western/Central Europe) decreased 7 percent. Sales volumes decreased 5 percent and changes in net selling prices decreased sales by 3 percent, while changes in product mix increased sales by approximately 2 percent. The changes mostly occurred in South Korea.

Consumer Tissue

Three Months Ended June 30			Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
2017		2016	2017	2016		2017	2016	2017	2016
Net Sales	$1,463	$1,494	$2,918	$2,990	Operating Profit	$241	$275	$516	$555

Net Sales		Percent Change	Percent Change			Operating Profit	Percent Change	Percent Change
Volume		(1)		(1)		Volume	(5)		(6)
Net Price		(1)		(1)		Net Price	(4)		(6)
Mix/Other		—		—		Input Costs	(11)		(5)
Currency		—		—		Cost Savings	11		11
Total		(2)		(2)		Currency Translation	—		—
						Other(b)	(3)		(1)
Organic(a)		(2)		(2)		Total	(12)		(7)
(a) Combined impact of changes in volume, net price and mix/other.
(b) Includes the impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Second quarter net sales of $1.5 billion decreased 2 percent. Changes in sales volumes and net selling prices each decreased net sales by 1 percent. Second quarter operating profit of $241 decreased 12 percent. The comparison was impacted by lower net sales, input cost inflation and other manufacturing cost increases, partially offset by cost savings and lower marketing, research and general spending.
Net sales in North America decreased 4 percent. Sales volumes were down approximately 4 percent compared to 6 percent growth in the year-ago period, while changes in net selling prices increased sales slightly. The volume decline included impacts from lower promotion shipments and competitive activity.
Net sales in developing and emerging markets increased 6 percent including a 4 percent benefit from favorable currency rates. Sales volumes increased 8 percent, while changes in net selling prices decreased sales by 5 percent and changes in product mix decreased sales by 1 percent. The changes mostly occurred in Latin America.
Net sales in developed markets outside North America decreased 5 percent including a 4 percent decrease from unfavorable currency rates. Sales volumes fell 2 percent, as declines in Western/Central Europe were mostly offset by increases in South Korea. Overall changes in product mix improved sales by 1 percent.
K-C Professional

Three Months Ended June 30			Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
2017		2016	2017	2016		2017	2016	2017	2016
Net Sales	$810	$806	$1,578	$1,569	Operating Profit	$163	$150	$309	$300

Net Sales		Percent Change	Percent Change			Operating Profit	Percent Change	Percent Change
Volume		1		1		Volume	3		1
Net Price		(1)		(1)		Net Price	(4)		(4)
Mix/Other		—		1		Input Costs	(13)		(12)
Currency		—		—		Cost Savings	14		13
Total		—		1		Currency Translation	—		—
						Other(b)	9		5
Organic(a)		1		1		Total	9		3
(a) Combined impact of changes in volume, net price and mix/other.
(b) Includes the impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.

Second quarter net sales of $0.8 billion increased slightly. Sales volumes increased about 1 percent and changes in product mix improved sales slightly. Changes in net selling prices decreased sales by 1 percent and currency rates were slightly unfavorable. Second quarter operating profit of $163 increased 9 percent. The comparison benefited from cost savings, lower manufacturing costs and reduced marketing, research and general spending, partially offset by input cost inflation.
Net sales in North America increased 1 percent. Sales volumes increased 1 percent driven by growth in wipers and safety products.
Net sales in developing and emerging markets increased approximately 4 percent including a 2 percent benefit from favorable currency rates. Sales volumes increased about 1 percent.
Net sales in developed markets outside North America were down 2 percent including a 3 percent negative impact from changes in currency rates. Sales volumes improved 2 percent, while changes in product mix decreased sales by 1 percent.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $1,261 for the first six months of 2017, compared to $1,413 in the prior year. The decrease was mainly due to higher tax payments in 2017, partially offset by improvements in accounts payable.
Investing
During the first six months of 2017, our capital spending was $386 compared to $397 in the prior year. We anticipate that full-year 2017 capital spending will be in the lower half of our target range of $850 to $950.
Financing
In May 2017, we issued $350 aggregate principal amount of 3.90% notes due May 4, 2047. Proceeds from the offering were used for general corporate purposes, including repayment of a portion of our outstanding commercial paper indebtedness.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $286 as of June 30, 2017 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the second quarter of 2017 was $380. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At June 30, 2017, total debt was $8.0 billion compared to $7.6 billion at December 31, 2016.
We maintain a $2.0 billion revolving credit facility which expires in 2021. This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first six months of 2017, we repurchased 4.7 million shares of our common stock at a cost of $600 through a broker in the open market. We are targeting full-year 2017 share repurchases of $800 to $1 billion, subject to market conditions.
We engage in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. There has been a steady devaluation of the Argentine peso relative to the U.S. dollar in recent years, along with an increase in local inflation. As of June 30, 2017, Argentina is not designated as a highly-inflationary economy for accounting purposes. We are closely monitoring developments in Argentina and potential implications on our results and reporting for our operations in that country. Net sales of K-C Argentina were approximately 2 percent of our consolidated net sales for the six months ended June 30, 2017 and 2016.
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

Legal Matters
We are party to certain legal proceedings relating to our former healthcare business, Halyard Health, Inc. (“Halyard”), described in our Form 10-Q for the period ended March 31, 2017. During the second quarter, Halyard and Kimberly-Clark each filed suits against the other seeking declaratory judgment regarding the scope of Halyard’s indemnification obligations to Kimberly-Clark under the terms of the distribution agreement we entered into with Halyard in connection with the spin-off.  Although the results of litigation and claims cannot be predicted with certainty, we continue to believe that the final outcome of these matters will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.
Business Outlook
In 2017, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2017, we expect earnings per share to be at the low end of our target range of $6.20 to $6.35. Our outlook is based on the assumptions described below:

•
We expect net sales and organic sales growth to be similar, or up slightly, year-on-year. Sales volumes are anticipated to be up slightly, while changes in net selling prices and product mix, combined, are expected to negatively impact net sales slightly.

•	We anticipate the net impact of changes in commodity costs to be between $200 and $300 of inflation primarily due to higher prices for several raw materials, including pulp.

•	We plan to achieve cost savings of $425 to $450 from our FORCE program.

•	We expect an effective tax rate similar to or slightly lower than 2016.

•	We expect net income from equity companies to decline due to lower income at K-C de Mexico as a result of a weaker Mexican peso and input cost inflation.

•	We expect to contribute up to $100 to our defined benefit pension plans.
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
As of June 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the second quarter of 2017 were made through a broker in the open market.
The following table contains information for shares repurchased during the second quarter of 2017. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2017)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	683,000	$131.74	12,760,811	27,239,189
May 1 to May 31	818,300	128.21	13,579,111	26,420,889
June 1 to June 30	804,280	130.65	14,383,391	25,616,609
Total	2,305,580

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
Exhibit No. (10)n. Form of Award Agreements under 2011 Equity Participation Plan for Nonqualified Stock Options, filed herewith.
Exhibit No. (10)r. Form of Award Agreements under 2011 Equity Participation Plan for Time-Vested Restricted Stock Units, filed herewith.
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
Michael T. Azbell
Vice President and Controller
(principal accounting officer)
July 25, 2017

EXHIBIT INDEX

Exhibit No.	Description

(3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K dated May 1, 2009.

(3)b.	By-Laws, as amended December 14, 2015, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K dated December 14, 2015.

(4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

(10)n.	Exhibit No. (10)n. Form of Award Agreements under 2011 Equity Participation Plan for Nonqualified Stock Options, filed herewith.

(10)r.	Exhibit No. (10)r. Form of Award Agreements under 2011 Equity Participation Plan for Time-Vested Restricted Stock Units, filed herewith.

(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS	XBRL Instance Document

(101).SCH	XBRL Taxonomy Extension Schema Document

(101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document