Form 10-Q
period 2017-09-30
KIMBERLY CLARK CORP
filed 2017-10-23
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 16, 2017, there were 351,757,295 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2017	2016	2017	2016
Net Sales	$4,640	$4,594	$13,677	$13,658
Cost of products sold	2,981	2,924	8,722	8,685
Gross Profit	1,659	1,670	4,955	4,973
Marketing, research and general expenses	813	833	2,468	2,505
Other (income) and expense, net	(8)	1	—	(10)
Operating Profit	854	836	2,487	2,478
Interest income	3	2	7	9
Interest expense	(78)	(81)	(246)	(238)
Income Before Income Taxes and Equity Interests	779	757	2,248	2,249
Provision for income taxes	(224)	(227)	(633)	(651)
Income Before Equity Interests	555	530	1,615	1,598
Share of net income of equity companies	24	33	79	103
Net Income	579	563	1,694	1,701
Net income attributable to noncontrolling interests	(12)	(13)	(33)	(40)
Net Income Attributable to Kimberly-Clark Corporation	$567	$550	$1,661	$1,661

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.61	$1.53	$4.69	$4.61
Diluted	$1.60	$1.52	$4.66	$4.58

Cash Dividends Declared	$0.97	$0.92	$2.91	$2.76

See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2017	2016	2017	2016
Net Income	$579	$563	$1,694	$1,701
Other Comprehensive Income, Net of Tax
Unrealized currency translation adjustments	128	39	450	175
Employee postretirement benefits	(8)	15	(11)	22
Other	(9)	2	(49)	(5)
Total Other Comprehensive Income, Net of Tax	111	56	390	192
Comprehensive Income	690	619	2,084	1,893
Comprehensive income attributable to noncontrolling interests	(12)	(23)	(44)	(54)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$678	$596	$2,040	$1,839
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2017 Data is Unaudited)

(Millions of dollars)	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$655	$923
Accounts receivable, net	2,360	2,176
Inventories	1,748	1,679
Other current assets	463	337
Total Current Assets	5,226	5,115
Property, Plant and Equipment, Net	7,317	7,169
Investments in Equity Companies	272	257
Goodwill	1,581	1,480
Other Assets	653	581
TOTAL ASSETS	$15,049	$14,602

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$589	$1,133
Trade accounts payable	2,729	2,609
Accrued expenses	1,752	1,775
Dividends payable	342	329
Total Current Liabilities	5,412	5,846
Long-Term Debt	7,057	6,439
Noncurrent Employee Benefits	1,285	1,301
Deferred Income Taxes	434	532
Other Liabilities	305	309
Redeemable Preferred Securities of Subsidiaries	58	58
Stockholders' Equity (Deficit)
Kimberly-Clark Corporation	259	(102)
Noncontrolling Interests	239	219
Total Stockholders' Equity	498	117
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,049	$14,602
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2017	2016
Operating Activities
Net income	$1,694	$1,701
Depreciation and amortization	540	528
Stock-based compensation	64	64
Deferred income taxes	(41)	(13)
Equity companies' earnings in excess of dividends paid	(12)	(31)
Operating working capital	(154)	149
Postretirement benefits	(1)	4
Other	(24)	(41)
Cash Provided by Operations	2,066	2,361
Investing Activities
Capital spending	(595)	(582)
Investments in time deposits	(123)	(133)
Maturities of time deposits	70	64
Other	(29)	75
Cash Used for Investing	(677)	(576)
Financing Activities
Cash dividends paid	(1,017)	(981)
Change in short-term debt	111	(837)
Debt proceeds	937	1,290
Debt repayments	(972)	(596)
Proceeds from exercise of stock options	114	97
Acquisitions of common stock for the treasury	(804)	(512)
Other	(49)	2
Cash Used for Financing	(1,680)	(1,537)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	23	17
Change in Cash and Cash Equivalents	(268)	265
Cash and Cash Equivalents - Beginning of Period	923	619
Cash and Cash Equivalents - End of Period	$655	$884
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
Annual Goodwill Impairment Assessment
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is not amortized, but rather is assessed for impairment annually and whenever events and circumstances indicate that impairment may have occurred.  Impairment testing compares the reporting unit carrying amount of goodwill with its fair value.  If the reporting unit carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded.  In our evaluation of goodwill impairment, we have the option to first assess qualitative factors such as macroeconomic, industry and competitive conditions, legal and regulatory environments, historical and projected financial performance, significant changes in the reporting unit and the magnitude of excess fair value over carrying amount from the previous quantitative impairment testing.  If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test using discounted cash flows to estimate fair value must be performed.  On the other hand, if the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then further quantitative testing is not required.  For 2017, we have completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and have determined that it is more likely than not that the fair value is more than the carrying amount for each of our reporting units.
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
Accounting Standards Issued - Not Yet Adopted
In 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period. The effects of this standard on our financial position, results of operations and cash flows are not yet known.
In 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Prior periods are required to be recast. We will adopt this standard as of January 1, 2018. Net periodic benefit cost for pensions and other postretirement benefits for the nine months ended September 30, 2017 and 2016 was $81 and $87, of which $38 and $41, respectively, related to service cost.

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
During the nine months ended September 30, 2017 and for the full year 2016, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Derivative liabilities and assets are measured on a recurring basis at fair value. At September 30, 2017 and December 31, 2016, derivative liabilities were $69 and $46, respectively, and derivative assets were $50 and $43, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 5.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $58 at both September 30, 2017 and December 31, 2016. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. The fair values of the remaining redeemable securities were based on various inputs, including an independent third-party appraisal, adjusted for current market conditions. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $66 and $61 at September 30, 2017 and December 31, 2016, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		September 30, 2017		December 31, 2016
Assets
Cash and cash equivalents(a)	1	$655	$655	$923	$923
Time deposits and other(b)	1	195	195	138	138
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	282	282	170	170
Long-term debt(d)	2	7,364	7,876	7,402	7,886

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

Note 3. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2017	2016	2017	2016
Basic	352.7	359.2	354.4	360.0
Dilutive effect of stock options and restricted share unit awards	2.1	2.3	2.3	2.4
Diluted	354.8	361.5	356.7	362.4
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of September 30, 2017 and 2016 was 351.9 million and 358.4 million, respectively.
Note 4. Stockholders' Equity
Set forth below is a reconciliation for the nine months ended September 30, 2017 of the carrying amount of total stockholders' equity (deficit) from the beginning of the period to the end of the period.

	Stockholders' Equity (Deficit) Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2016	$(102)	$219
Net Income	1,661	29
Other comprehensive income, net of tax	379	12
Stock-based awards exercised or vested	113	—
Recognition of stock-based compensation	64	—
Shares repurchased	(827)	—
Dividends declared	(1,030)	(22)
Other	1	1
Balance at September 30, 2017	$259	$239
During the nine months ended September 30, 2017, we repurchased 6.3 million shares at a total cost of $800 pursuant to a share repurchase program authorized by our Board of Directors.

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
The change in net unrealized currency translation for the nine months ended September 30, 2017 was primarily due to the strengthening of most foreign currencies versus the U.S. dollar, including the euro, Australian dollar, British pound sterling, and South Korean won.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2015	$(2,252)	$(1,013)		$(3)		$(10)
Other comprehensive income (loss) before reclassifications	161	10		(9)		8
(Income) loss reclassified from AOCI	—	22	(a)	(1)	(a)	(13)
Net current period other comprehensive income (loss)	161	32		(10)		(5)
Balance as of September 30, 2016	$(2,091)	$(981)		$(13)		$(15)

Balance as of December 31, 2016	$(2,351)	$(1,097)		$(31)		$5
Other comprehensive income (loss) before reclassifications	439	(34)		(3)		(55)
(Income) loss reclassified from AOCI	—	27	(a)	(1)	(a)	6
Net current period other comprehensive income (loss)	439	(7)		(4)		(49)
Balance as of September 30, 2017	$(1,912)	$(1,104)		$(35)		$(44)

(a)	Included in computation of net periodic benefit costs.
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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowings. A portion of our balance sheet translation exposure for certain affiliates, which results from changes in translation rates between the affiliates’ functional currencies and the U.S. dollar, is hedged with financial instruments. These instruments are designated as net investment hedges and have an aggregate notional value of $55 at September 30, 2017. In addition, we issued €500 million euro-denominated debt in September 2017 and designated these instruments as net investment hedges. Changes in fair value of net investment hedges are recorded in AOCI as part of the cumulative translation adjustment.

At September 30, 2017 and December 31, 2016, derivative liabilities were $69 and $46, respectively, and derivative assets were $50 and $43, respectively, primarily comprised of foreign currency exchange contracts.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. As of September 30, 2017, there were no outstanding interest rate contracts designated as fair value hedges. Fair value hedges resulted in no significant ineffectiveness in the nine months ended September 30, 2017 and 2016, and gains or losses recognized in interest expense for interest rate swaps were not significant. For the nine month periods ended September 30, 2017 and 2016, no gains or losses were recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of September 30, 2017, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2017 and future periods. As of September 30, 2017, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $765 and $200, respectively. Cash flow hedges resulted in no significant ineffectiveness for the nine months ended September 30, 2017 and 2016, and no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2017, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at September 30, 2017 is October 2019.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. Gains of $22 and $5 were recorded in the three months ended September 30, 2017 and 2016, respectively. Gains of $38 and $19 were recorded in the nine months ended September 30, 2017 and 2016, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At September 30, 2017, the notional amount of these undesignated derivative instruments was approximately $2 billion.
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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended September 30			Nine Months Ended September 30
	2017	2016	Change	2017	2016	Change
NET SALES
Personal Care	$2,284	$2,312	-1%	$6,804	$6,798	—
Consumer Tissue	1,518	1,472	+3%	4,436	4,462	-1%
K-C Professional	827	802	+3%	2,405	2,371	+1%
Corporate & Other	11	8	N.M.	32	27	N.M.
TOTAL NET SALES	$4,640	$4,594	+1%	$13,677	$13,658	—

OPERATING PROFIT
Personal Care	$476	$458	+4%	$1,424	$1,362	+5%
Consumer Tissue	260	267	-3%	776	822	-6%
K-C Professional	173	157	+10%	482	457	+5%
Corporate & Other(a)	(63)	(45)	N.M.	(195)	(173)	N.M.
Other (income) and expense, net(a)	(8)	1	N.M.	—	(10)	N.M.
TOTAL OPERATING PROFIT	$854	$836	+2%	$2,487	$2,478	—

(a)	Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
Note 7. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2017			December 31, 2016
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$88	$249	$337	$93	$236	$329
Work in process	106	97	203	114	89	203
Finished goods	396	687	1,083	430	600	1,030
Supplies and other	—	298	298	—	280	280
	590	1,331	1,921	637	1,205	1,842
Excess of FIFO or weighted-average cost over LIFO cost	(173)	—	(173)	(163)	—	(163)
Total	$417	$1,331	$1,748	$474	$1,205	$1,679
Inventories are valued at the lower of cost and net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2017	December 31, 2016
Land	$171	$163
Buildings	2,787	2,612
Machinery and equipment	14,328	13,591
Construction in progress	337	488
	17,623	16,854
Less accumulated depreciation	(10,306)	(9,685)
Total	$7,317	$7,169

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis ("MD&A") of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Third Quarter 2017 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Business Outlook
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea.
This section presents a discussion and analysis of our third quarter 2017 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Changes in foreign currency exchange rates also impact the year-over-year change in net sales. Our analysis compares the three months and nine months ended September 30, 2017 results to the same periods in 2016.
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

•
Adjustment related to Venezuelan Operations - Effective December 31, 2015, we deconsolidated the assets and liabilities of our business in Venezuela from our consolidated balance sheet, and in the second quarter of 2016, recorded an adjustment related to an updated assessment.

Overview of Third Quarter 2017 Results

•
Net sales of $4.6 billion increased 1 percent compared to the prior year. Changes in foreign currency exchange rates benefited sales by nearly 1 percent and organic sales rose slightly. Organic sales were similar in North American consumer products. Outside North America, organic sales increased 3 percent in D&E markets and fell 3 percent in developed markets.

•
Operating profit of $854 increased 2 percent compared to $836 in the prior year. Net Income Attributable to Kimberly-Clark Corporation was $567 compared to $550 in 2016. Diluted net income per share was $1.60 in 2017 and $1.52 in 2016.

Results of Operations and Related Information
This section presents a discussion and analysis of our third quarter 2017 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended September 30			Nine Months Ended September 30
	2017	2016	Percent Change	2017	2016	Percent Change
Net Sales:
North America	$2,416	$2,410	—	$7,095	$7,193	-1%
Outside North America	2,299	2,260	+2%	6,821	6,689	+2%
Intergeographic sales	(75)	(76)	N.M.	(239)	(224)	N.M.
Total Net Sales	4,640	4,594	+1%	13,677	13,658	—
Operating Profit:
North America	593	575	+3%	1,722	1,734	-1%
Outside North America	316	307	+3%	960	907	+6%
Corporate & Other(a)	(63)	(45)	N.M.	(195)	(173)	N.M.
Other (income) and expense, net(a)	(8)	1	N.M.	—	(10)	N.M.
Total Operating Profit	854	836	+2%	2,487	2,478	—
Provision for income taxes	(224)	(227)	-1%	(633)	(651)	-3%
Share of Net Income of Equity Companies	24	33	-27%	79	103	-23%
Net Income Attributable to Kimberly-Clark Corporation	567	550	+3%	1,661	1,661	—
Diluted Earnings per Share	1.60	1.52	+5%	4.66	4.58	+2%

(a)	Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended September 30, 2016
	As Reported	Charges for 2014 Organization Restructuring	As Adjusted Non-GAAP
Cost of products sold	$2,924	$1	$2,923
Marketing, research and general expenses	833	2	831
Other (income) and expense, net	1	(3)	4
Operating Profit	836	—	836
Provision for income taxes	(227)	(1)	(226)
Net Income Attributable to Kimberly-Clark Corporation	550	(1)	551
Diluted Earnings per Share	1.52	—	1.52

	Nine Months Ended September 30, 2016
	As Reported	Charges for 2014 Organization Restructuring	Adjustment Related to Venezuelan Operations	As Adjusted Non-GAAP
Cost of products sold	$8,685	$3	$—	$8,682
Marketing, research and general expenses	2,505	15	—	2,490
Other (income) and expense, net	(10)	(3)	(11)	4
Operating Profit	2,478	(15)	11	2,482
Provision for income taxes	(651)	3	—	(654)
Net Income Attributable to Kimberly-Clark Corporation	1,661	(12)	11	1,662
Diluted Earnings per Share(a)	4.58	(0.03)	0.03	4.59
(a) "As Adjusted Non-GAAP" does not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended September 30	Nine Months Ended September 30		Three Months Ended September 30	Nine Months Ended September 30
Volume	1	1	Volume	4	1
Net Price	(1)	(1)	Net Price	(6)	(6)
Mix/Other	—	—	Input Costs	(14)	(9)
Currency	1	1	Cost Savings	15	14
Total(a)	1	—	Currency Translation	—	1
			Other(c)	3	(1)
Organic(b)	—	—	Total	2	—
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Includes the impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Net sales of $4.6 billion in the third quarter of 2017 increased 1 percent compared to the prior year. Changes in foreign currency exchange rates benefited sales by nearly 1 percent. Organic sales rose slightly, as sales volumes increased more than 1 percent while changes in net selling prices decreased sales by 1 percent.
Third quarter operating profit was $854 in 2017 and $836 in 2016. The year-over-year comparison included benefits from sales volume growth, $125 of cost savings from our FORCE (Focused On Reducing Costs Everywhere) program and reduced marketing, research and general spending. Results were also impacted by lower net selling prices and $115 of higher input costs, driven by increases in pulp and other raw materials.
The third quarter effective tax rate was 28.8 percent in 2017 and 30.0 percent in 2016. The rate in 2017 benefited from certain tax planning initiatives.
Our share of net income of equity companies in the third quarter was $24 in 2017 and $33 in 2016. Kimberly-Clark de Mexico, S.A.B. de C.V. ("K-C de Mexico") results were impacted by higher input costs, partially offset by benefits from sales growth and cost savings.
Diluted earnings per share for the third quarter was $1.60 in 2017 and $1.52 in 2016. The comparison benefited from sales volume growth, cost savings and reduced marketing, research and general spending, and was negatively impacted by lower net selling prices and input cost inflation.
Year-to-date net sales of $13.7 billion were essentially even with the prior year. Changes in foreign currency exchange rates benefited sales slightly. Organic sales were down slightly, as changes in net selling prices decreased sales by 1 percent while sales volumes improved about 1 percent. Operating profit was $2,487 in 2017 compared to $2,478 in 2016. The comparison benefited from sales volume growth, $355 of FORCE cost savings and lower marketing, research and general spending. Results were also impacted by lower net selling prices and $220 of higher input costs. The year-to-date effective tax rate was 28.2 percent in 2017 and 28.9 percent in 2016. The rate in both periods benefited from the resolution of certain tax matters and tax planning initiatives.

In 2017, the rate also benefited from the adoption of ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). Diluted earnings per share was $4.66 in 2017, up 2 percent compared to $4.58 in 2016. The comparison benefited from higher operating profit and declines in the effective tax rate and share count, and was negatively impacted by reduced net income from equity companies.
Results by Business Segments
Personal Care

Three Months Ended September 30			Nine Months Ended September 30		Three Months Ended September 30			Nine Months Ended September 30
2017		2016	2017	2016	2017		2016	2017	2016
Net Sales	$2,284	$2,312	$6,804	$6,798	Operating Profit	$476	$458	$1,424	$1,362

Net Sales		Percent Change	Percent Change		Operating Profit		Percent Change	Percent Change
Volume		(1)		1	Volume		1		2
Net Price		(1)		(1)	Net Price		(7)		(7)
Mix/Other		—		—	Input Costs		(9)		(6)
Currency		—		1	Cost Savings		14		14
Total(a)		(1)		—	Currency Translation		—		1
					Other(c)		5		1
Organic(b)		(2)		(1)	Total		4		5
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Includes the impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Third quarter net sales of $2.3 billion were down 1 percent. Changes in net selling prices decreased sales by 1 percent and sales volumes fell about 1 percent, while changes in product mix improved sales slightly. Third quarter operating profit of $476 increased 4 percent. The comparison benefited from cost savings and reduced marketing, research and general spending, partially offset by lower net selling prices and input cost inflation.
Net sales in North America decreased 3 percent. Changes in net selling prices decreased sales by 2 percent, including higher promotion spending in adult care and feminine care. Overall sales volumes were down 1 percent. Total volumes in infant and child care decreased mid-single digits due to lower Huggies diaper volumes. Baby wipes volumes were down mid-single digits compared to double-digit growth in the year-ago period, and feminine care volumes also declined mid-single digits. Adult care volumes rose high-single digits, with benefits from category growth, promotion activity and innovations launched over the last 12 months.
Net sales in developing and emerging markets increased 3 percent. Sales volumes increased 3 percent and changes in product mix improved sales by 1 percent, while changes in net selling prices decreased sales by 1 percent. The volume increase included gains in Eastern Europe and Latin America.
Net sales in developed markets outside North America decreased 6 percent, despite a 2 percent benefit from favorable changes in foreign currency exchange rates. Sales volumes fell 7 percent and changes in net selling prices decreased sales by 2 percent, while changes in product mix improved sales by 1 percent. The changes mostly occurred in South Korea.

Consumer Tissue

Three Months Ended September 30			Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
2017		2016	2017	2016		2017	2016	2017	2016
Net Sales	$1,518	$1,472	$4,436	$4,462	Operating Profit	$260	$267	$776	$822

Net Sales		Percent Change	Percent Change			Operating Profit	Percent Change	Percent Change
Volume		4		—		Volume	7		(2)
Net Price		(1)		(1)		Net Price	(6)		(6)
Mix/Other		—		—		Input Costs	(21)		(11)
Currency		1		—		Cost Savings	16		12
Total(a)		3		(1)		Currency Translation	—		—
						Other(c)	1		1
Organic(b)		2		(1)		Total	(3)		(6)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Includes the impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Third quarter net sales of $1.5 billion increased 3 percent. Sales volumes rose approximately 4 percent and foreign currency exchange rates were favorable by 1 percent, while changes in net selling prices decreased sales by 1 percent and product mix was slightly unfavorable. Third quarter operating profit of $260 decreased 3 percent. The comparison was impacted by input cost inflation and declines in net selling prices and product mix. Results benefited from volume growth, cost savings and lower marketing, research and general spending.
Net sales in North America increased approximately 3 percent. Sales volumes were up 5 percent, while changes in net selling prices decreased sales by 1 percent and product mix reduced sales slightly. The volume comparison benefited from increased promotion activity and soft performance in the year-ago period.
Net sales in developing and emerging markets increased 5 percent, including a 2 percent benefit from changes in foreign currency exchange rates. Sales volumes increased 7 percent, while changes in net selling prices decreased sales by 3 percent and product mix decreased sales by 1 percent. The changes mostly occurred in Latin America.
Net sales in developed markets outside North America increased 1 percent, including a 1 percent impact from favorable changes in foreign currency exchange rates. Changes in product mix increased sales by 1 percent, while sales volumes fell 1 percent.
K-C Professional

Three Months Ended September 30			Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
2017		2016	2017	2016		2017	2016	2017	2016
Net Sales	$827	$802	$2,405	$2,371	Operating Profit	$173	$157	$482	$457

Net Sales		Percent Change	Percent Change			Operating Profit	Percent Change	Percent Change
Volume		2		1		Volume	7		3
Net Price		(1)		(1)		Net Price	(4)		(4)
Mix/Other		—		—		Input Costs	(12)		(12)
Currency		1		—		Cost Savings	12		13
Total(a)		3		1		Currency Translation	1		—
						Other(c)	6		5
Organic(b)		2		1		Total	10		5
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Includes the impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.

Third quarter net sales of $0.8 billion increased 3 percent. Sales volumes increased approximately 2 percent, changes in foreign currency exchange rates benefited sales by 1 percent and product mix improved sales slightly, while changes in net selling prices decreased sales by 1 percent. Third quarter operating profit of $173 increased 10 percent. The comparison benefited from sales growth and cost savings, partially offset by input cost inflation.
Net sales in North America increased 3 percent. Sales volumes increased 3 percent, with growth in all major product categories, while net selling prices were down about 1 percent.
Net sales in developing and emerging markets increased 3 percent, including a 1 percent benefit from foreign currency exchange rates. Changes in product mix improved sales by approximately 3 percent and sales volumes increased 1 percent, while changes in net selling prices decreased sales by 1 percent.
Net sales in developed markets outside North America were up 5 percent, including a 3 percent positive impact from changes in foreign currency exchange rates. Sales volumes improved 2 percent and changes in net selling prices increased sales by 1 percent, while product mix decreased sales by 1 percent.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2.1 billion for the first nine months of 2017, compared to $2.4 billion in the prior year. The decrease was mainly due to higher tax payments in 2017.
Investing
During the first nine months of 2017, our capital spending was $595 compared to $582 in the prior year. We anticipate that full-year 2017 capital spending will be slightly below our target range of $850 to $950.
Financing
In September 2017, we issued €500 million aggregate principal amount of 0.625% notes due September 7, 2024. Proceeds from the offering were used to repay a portion of our outstanding commercial paper indebtedness.
In May 2017, we issued $350 aggregate principal amount of 3.90% notes due May 4, 2047. Proceeds from the offering were used for general corporate purposes, including repayment of a portion of our outstanding commercial paper indebtedness.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $282 as of September 30, 2017 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the third quarter of 2017 was $517. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At September 30, 2017 and December 31, 2016, total debt was $7.6 billion.
We maintain a $2.0 billion revolving credit facility which expires in 2021. This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first nine months of 2017, we repurchased 6.3 million shares of our common stock at a cost of $800 through a broker in the open market. We are targeting full-year 2017 share repurchases of $900, subject to market conditions.
We engage in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. There has been a steady devaluation of the Argentine peso relative to the U.S. dollar in recent years, along with an increase in local inflation. As of September 30, 2017, we have not designated Argentina as a highly-inflationary economy for accounting purposes. We are closely monitoring developments in Argentina and potential implications on our results and reporting for our operations in that country. Net sales of K-C Argentina were approximately 2 percent of our consolidated net sales for the nine months ended September 30, 2017 and 2016.
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
Business Outlook
In 2017, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2017, we expect earnings per share to be at the low end of our target range of $6.20 to $6.35. Our outlook is based on the assumptions described below:

•	We expect net sales and organic sales will be similar, or up slightly, year-on-year.

•	We anticipate commodity cost inflation will be slightly above the previous estimate of $200 to $300.

•	We plan to achieve cost savings of $425 to $450 from our FORCE program.

•	We expect an effective tax rate slightly lower than 2016.

•	We expect net income from equity companies to decline due to lower income at K-C de Mexico as a result of input cost inflation and a weaker Mexican peso.
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
As of September 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the third quarter of 2017 were made through a broker in the open market.
The following table contains information for shares repurchased during the third quarter of 2017. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2017)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	383,955	$125.02	14,767,346	25,232,654
August 1 to August 31	665,100	121.90	15,432,446	24,567,554
September 1 to September 30	592,900	119.57	16,025,346	23,974,654
Total	1,641,955

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
Exhibit No. (10)p. Severance Pay Plan, amended and restated, executed on September 14, 2017 and effective January 1, 2017, filed herewith.
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
October 23, 2017