Form 10-K
period 2017-12-31
KIMBERLY CLARK CORP
filed 2018-02-08
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2017 (based on closing stock price on the New York Stock Exchange as of such date) was approximately $45.6 billion.
As of February 1, 2018, there were 350,706,285 shares of Kimberly-Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's Annual Meeting of Stockholders to be held on May 10, 2018 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2017 Annual Report

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
For financial information by business segment and geographic area, including revenue, profit and total assets of each reportable segment, and information about our principal products and markets, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Item 8, Note 13 to the consolidated financial statements.
Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
Recent Developments
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code which impacted 2017, including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time transition tax on certain undistributed earnings of foreign subsidiaries.  See additional information in MD&A and Item 8, Note 11 to the consolidated financial statements.
On January 23, 2018, we announced a new global restructuring program. The 2018 Global Restructuring Program will reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization.  The restructuring is expected to be completed by the end of 2020, with total costs anticipated to be $1.7 billion to $1.9 billion pre-tax ($1.35 billion to $1.5 billion after tax). Cash costs are expected to be $900 to $1.0 billion. In addition, we expect to incur $600 to $700 of incremental capital spending to implement the restructuring. Workforce reductions are expected to be in the range of 5,000 to 5,500. The restructuring is expected to impact all of our business segments and our organizations in all major geographies. The restructuring is expected to generate annual pre-tax cost savings of $500 to $550 by the end of 2021. See additional information in MD&A and Item 8, Note 15 to the consolidated financial statements.
Description of Kimberly-Clark
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments as follows:

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

These reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute our global strategies to drive growth and profitability of our personal care, consumer tissue and KCP operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management and capacity, and capital investments for each of these businesses.
Products for household use are sold directly to supermarkets, mass merchandisers, drugstores, warehouse clubs, variety and department stores and other retail outlets, as well as through other distributors and e-commerce. Products for away-from-home

1	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

use are sold through distributors and directly to manufacturing, lodging, office building, food service, and high volume public facilities.
Net sales to Walmart Inc. as a percent of our consolidated net sales were approximately 14 percent in 2017, 2016 and 2015.
Patents and Trademarks
We own various patents and trademarks registered domestically and in many foreign countries. We consider the patents and trademarks that we own and the trademarks under which we sell certain of our products to be material to our business. Consequently, we seek patent and trademark protection by all available means, including registration.
Raw Materials
Cellulose fiber, in the form of kraft pulp or fiber recycled from recovered waste paper, is the primary raw material for our tissue products, and in the form of fluff pulp is a component of disposable diapers, training and youth pants, feminine pads and incontinence care products.
Polypropylene and other synthetics and chemicals are the primary raw materials for manufacturing nonwoven fabrics, which are used in disposable diapers, training and youth pants, wet wipes, feminine pads, incontinence care products, and away-from-home wipers and apparel. Superabsorbent materials are important components of disposable diapers, training and youth pants and incontinence care products.
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
Research and Development
Research and development expenditures are directed toward new or improved personal care, tissue, wiping, safety and nonwoven materials. Consolidated research and development expense was $311 in 2017, $328 in 2016 and $324 in 2015.
Foreign Market Risks
We operate and market our products globally, and our business strategy includes targeted growth in Asia, Latin America, Eastern Europe, the Middle East and Africa, with a particular emphasis in China, Eastern Europe and Latin America. See Item 1A, "Risk Factors" for a discussion of foreign market risks that may affect our financial results.
Environmental Matters
Total capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at our facilities are expected to be $30 and $12 in 2018 and 2019, respectively. Total operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental fees, and research and engineering costs are expected to be $112 and $118 in 2018 and 2019, respectively.
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
Employees
In our consolidated operations, we had approximately 42,000 employees as of December 31, 2017.

2	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

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
We operate in highly competitive domestic and international markets against well-known, branded products and low-cost or private label products. Inherent risks in our competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of consolidation within retailer and distribution channels, a growing e-commerce marketplace, customers' and competitors' actions. Our competitors for these markets include global, regional and local manufacturers, including private label manufacturers. Some of these competitors may have better access to financial resources and greater market penetration, which enable them to offer a wider variety of products and services at more competitive prices. Alternatively, some of these competitors may have significantly lower product development and manufacturing costs, particularly with respect to private label products, allowing them to offer products at a lower price. The actions of these competitors could adversely affect our financial results. It may be necessary for us to lower prices on our products and increase spending on advertising and promotions, which could adversely affect our financial results.
We may be unable to anticipate or adequately respond to changes in consumer demand for our products. Demand for our products may change based on many factors, including shifting consumer purchasing patterns to lower cost options such as private-label products and mid to lower-tier value products, low birth rates in certain countries due to slow economic growth or other factors, negative consumer response to pricing actions, consumer shifts in distribution from traditional retailers to e-tailers, or other changes in consumer trends or habits. If we experience lower sales due to changes in consumer demand for our products, our earnings could decrease.
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
Our products are sold in a highly competitive global marketplace, which continues to experience increased concentration and the growing presence of large-format retailers, discounters and e-tailers. With the consolidation of retail trade, both traditional retailers and e-tailers, especially in developed markets such as the U.S., Europe and Australia, we are increasingly dependent on key

3	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

customers, and some of these customers, including large-format retailers and large e-tailers, may have significant bargaining power. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, additional requirements related to safety, environmental, social and other sustainability issues, and other conditions. If we lose a significant customer or if sales of our products to a significant customer materially decrease, our business, financial condition and results of operations may be adversely affected.
There is no guarantee that our ongoing efforts to reduce costs will be successful.
We continue to implement plans to improve our competitive position by achieving cost reductions in our operations, including implementing restructuring programs in functions or areas of our business where we believe such opportunities exist. On January 23, 2018, we announced a new global restructuring program. The 2018 Global Restructuring Program will reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. In addition, we expect ongoing cost savings from our continuous improvement activities. We anticipate these cost savings will result from reducing material costs and manufacturing waste and realizing productivity gains, distribution efficiencies and overhead reductions in each of our business segments and in our corporate functions. Any negative impact these plans have on our relationships with employees, suppliers or customers or any failure to generate the anticipated efficiencies and savings could adversely affect our financial results.
Significant increases in prices for raw materials, energy, transportation or other necessary supplies or services, without corresponding increases in our selling prices, could adversely affect our financial results.
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
Our international operations are subject to foreign market risks, including changes in foreign currency exchange rates, currency restrictions and political, social and economic instability, which may adversely affect our financial results.
Our strategy includes operations growth outside the U.S., especially in developing markets such as China, Eastern Europe and Latin America. About half of our net sales come from markets outside the U.S. We and our equity companies have manufacturing facilities in 38 countries, and sell products in more than 175 countries. Our results may be substantially affected by a number of foreign market risks:

•
Exposure to the movement of various currencies against each other and the U.S. dollar. A portion of the exposures, arising from transactions and commitments denominated in non-local currencies, is systematically managed through foreign currency forward and swap contracts. We do not generally hedge our translation exposure with respect to foreign operations.

4	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

•
Increases in currency exchange restrictions. These restrictions could limit our ability to repatriate earnings from outside the U.S. or obtain currency exchange for U.S. dollar inputs to continue operating in certain countries.

•
Adverse political conditions. Risks related to political instability, expropriation, new or revised legal or regulatory constraints, difficulties in enforcing contractual and intellectual property rights, and potentially adverse tax consequences, including consequences from Brexit, could adversely affect our financial results.

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
Increased cyber-security threats and computer crime also pose a potential risk to the security of our information technology systems, including those of third party service providers with whom we have contracted, as well as the confidentiality, integrity and availability of the data stored on those systems. Any breach in our information technology security systems could result in the disclosure or misuse of confidential or proprietary information, including sensitive customer, supplier, employee or investor information maintained in the ordinary course of our business. Any such event could cause damage to our reputation, loss of valuable information or loss of revenue and could result in large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events.
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
In addition, third parties manufacture some of our products and provide certain administrative services. Disruptions or delays at these third-party manufacturers or service providers due to the reasons above or the failure of these manufacturers or service providers to otherwise satisfactorily perform, could adversely impact our operations, sales, payments to our suppliers, employees, and others, and our ability to report financial and management information on a timely and accurate basis.
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

5	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

In addition, new or revised laws or regulations may alter the environment in which we do business, including the United Kingdom's withdrawal from the European Union, which could adversely impact our financial results. For example, new legislation or regulations may result in increased costs to us, directly for our compliance, or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs, excise taxes or reduced availability of raw materials.
Damage to the reputation of Kimberly-Clark or to one or more of our brands could adversely affect our business.
Developing and maintaining our reputation, as well as the reputation of our brands, is a critical factor in our relationship with consumers, customers, suppliers and others. Our inability to address adverse publicity or other issues, including concerns about product safety, quality, efficacy or similar matters, or breaches of consumer, customer, supplier, employee or other confidential information, real or perceived, could negatively impact sentiment towards us and our products and brands, and our business and financial results could suffer. Consumers increasing use and reliance on social media for information could increase the risk of adverse publicity, potentially with negative perception of our products or brands. Our business and results could also be negatively impacted by the effects of a significant product recall, product-related litigation, allegations of product tampering or contamination, or the distribution and sale of counterfeit products.
New or revised tax regulations could have an adverse effect in our financial results.
We are subject to income tax requirements in various jurisdictions in the U.S. and internationally. Many of these jurisdictions have made changes to their tax policies, including tax reform in the U.S. that was enacted in December 2017. Overall, the impact of U.S. tax reform should reduce our effective tax rate; however, additional guidance or interpretations of the Tax Act could negatively impact our financial results. Other jurisdictions are contemplating changes or have unpredictable enforcement activity. Increases in applicable tax rates, implementation of new taxes, changes in applicable tax laws and interpretations of these tax laws and actions by tax authorities in jurisdictions in which we operate could reduce our after tax income and have an adverse effect on our results of operations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
At December 31, 2017, we own or lease:

•	our principal executive office located in the Dallas, Texas metropolitan area;

•	four operating segment and geographic headquarters at two U.S. and two international locations; and

•	four global business service centers at one U.S. and three international locations.

6	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
North America (in 16 states in the U.S.)	32
Outside North America	61
Total (in 38 countries)	93
Many of these facilities produce multiple products. Consumer tissue and KCP products are produced in 55 facilities and personal care products are produced in 51 facilities. The list of properties above has not been reduced for any manufacturing facilities contemplated for closure or sale in the 2018 Global Restructuring Program. We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained.
ITEM 3.    LEGAL PROCEEDINGS
See Item 8, Note 9 to the consolidated financial statements, which is incorporated in this Item 3 by reference, for information on legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 8, 2018, together with certain biographical information, are as follows:
Achal Agarwal, 58, was elected President, K-C Asia-Pacific in 2012. He is responsible for our consumer business in our Asia-Pacific region. From 2008 to 2012, his title was President, K-C North Asia. Mr. Agarwal joined Kimberly-Clark from PepsiCo, Inc. where he served from March 2008 to June 2008 as Business Unit General Manager, Sub-Saharan Africa Beverages and Snacks and as Chief Operating Officer, Greater China Beverages from 2005 to February 2008.
Larry P. Allgaier, 59, was elected Group President, K-C North America in April 2017. Mr. Allgaier joined Kimberly-Clark from Mars Incorporated, a manufacturer of confectionery, pet food, and other food products, where he served from 2016 to 2017 as President, Global Veterinary Health, and from 2012 to 2015 as President, North America Petcare. Prior to joining Mars, Mr. Allgaier served from 2009 to 2012 as Chief Executive Officer of New Chapter, Inc., a vitamin, mineral and supplement company, and from 2003 to 2009 as President and Chief Executive Officer of the Over the Counter Medicines Unit at Novartis AG. He began his career at The Procter & Gamble Company.
J. Scott Boston, 55, was elected Senior Vice President and Chief Human Resources Officer in January 2017. He is responsible for the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and corporate health services. From 2011 to April 2016, his title was Vice President HR-K-C International and from April 2016 to December 2017, his title was Vice President of Global Talent Management, HR Strategy & Operations. Prior to joining Kimberly-Clark, Mr. Boston served as Senior Vice President, Human Resources, for McKesson Corporation.
Gustavo Calvo Paz, 56, was elected President, K-C Europe, Middle East & Africa in 2014. He is responsible for our consumer business in our Europe, Middle East & Africa region. From 2010 to 2014, he served as President, K-C Middle East, Eastern Europe & Africa. Mr. Calvo Paz joined Kimberly-Clark in 1996 and has held a number of positions with increasing responsibility within our international business operations.
Sergio Cruz, 51, was elected President, K-C Latin America in January 2017. He is responsible for our consumer business in our Latin America region. From 2014 to January 2017, Mr. Cruz served as Vice President, K-C Latin America - Brazil and from 2011 to 2013, he served as Managing Director, K-C Eastern Europe. Mr. Cruz joined Kimberly-Clark in 2005 and has held a number of positions with increasing responsibility within our international business operations.
Thomas J. Falk, 59, was elected Chairman of the Board and Chief Executive Officer in 2003 and President and Chief Executive Officer in 2002. Prior to that, he served as President and Chief Operating Officer since 1999. Mr. Falk previously had been elected Group President - Global Tissue, Pulp and Paper in 1998, where he was responsible for our global tissue businesses. Earlier in

7	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

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
Maria Henry, 51, was elected Senior Vice President and Chief Financial Officer in 2015. Prior to joining Kimberly-Clark, Ms. Henry served as Chief Financial Officer of Hillshire Brands Company, a branded food products company, from 2012 to 2014, and Chief Financial Officer of Sara Lee Corporation’s North American Retail and Food Service business from 2011 to 2012. Prior to joining Sara Lee (the predecessor to Hillshire Brands) in 2011, Ms. Henry was Executive Vice President and Chief Financial Officer of Culligan International, where she was responsible for finance, strategy, business development and information technology. Before Culligan, Ms. Henry served as Chief Financial Officer of Vastera, Inc. She began her career at General Electric. She also serves on the board of directors of General Mills, Inc.
Michael D. Hsu, 53, was elected President and Chief Operating Officer and a member of the Board in January 2017. He is responsible for the day-to-day operations of our business units, along with our global innovation, marketing and supply chain functions. He served as Group President - K-C North America from 2013 to 2016, where he was responsible for our consumer business in North America, as well as leading the development of new business strategies for global nonwovens. From 2012 to 2013, his title was Group President - North America Consumer Products. Prior to joining Kimberly-Clark, Mr. Hsu served as Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., a North American grocery manufacturing and processing conglomerate, from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010 to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company. Mr. Hsu also serves on the board of trustees of United Way U.S.A.
Sandra MacQuillan, 51, was elected Senior Vice President and Chief Supply Chain Officer in 2015. She is responsible for procurement, manufacturing, logistics, quality, safety and sustainability. Ms. MacQuillan joined Kimberly-Clark from Mars Incorporated where she served from 2009 to 2015 as Global Vice President, Supply Chain, responsible for manufacturing, engineering and logistics for Mars’ Global Petcare business.
Jeffrey P. Melucci, 47, was elected Senior Vice President - General Counsel in September 2017. From January 2017 to September 2017, he served as Vice President, Senior Deputy General Counsel and General Counsel of Kimberly-Clark’s Global Operations. From March 2013 to January 2017, he served as Vice President and Deputy General Counsel. He also served as Corporate Secretary from April 2014 to September 2017 and General Counsel of Kimberly-Clark International from March 2013 to December 2016. Mr. Melucci joined Kimberly-Clark from General Electric, where he served in multiple roles of increasing responsibility, most recently as General Counsel - Aviation Systems and Aviation Business Development.
Anthony J. Palmer, 58, was elected President - Global Brands and Innovation in 2012. Previously, he served as Senior Vice President and Chief Marketing Officer from 2006 to 2012. He leads the global development of our consumer categories through marketing, innovation, category and customer development and shopper marketing. In addition, he leads our global marketing, innovation and corporate research and development functions. Prior to joining Kimberly-Clark in 2006, he served in a number of senior marketing and general management roles at Kellogg Company from 2002 to 2006, including as Managing Director of Kellogg's United Kingdom business. He also serves on the board of directors of The Hershey Company.
Kimberly K. Underhill, 53, was elected President of K-C Professional in 2014. From 2011 to 2014, she served as President, Consumer Europe. She is responsible for our global professional business, which includes commercial tissue and wipers, skin care, safety and do-it-yourself products. She joined Kimberly-Clark in 1988 and has held a number of positions with increasing responsibility within research and engineering, operations and marketing. She also serves on the board of directors of Foot Locker, Inc.

8	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The dividend and market price data included in Item 7, MD&A "Unaudited Quarterly Data," are incorporated in this Item 5 by reference.
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.
As of February 1, 2018, we had 20,540 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2017, we repurchased 7.2 million shares of our common stock at a cost of $900 through a broker in the open market.
The following table contains information for shares repurchased during the fourth quarter of 2017. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2017)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	350,000	$115.44	16,375,346	23,624,654
November 1 to November 30	340,400	114.59	16,715,746	23,284,254
December 1 to December 31	172,100	119.49	16,887,846	23,112,154
Total	862,500

(a)
Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on November 13, 2014. This program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

9	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
	2017(a)	2016(b)	2015(c)	2014(d)	2013(e)
Net Sales	$18,259	$18,202	$18,591	$19,724	$19,561
Gross Profit	6,553	6,651	6,624	6,683	6,609
Operating Profit	3,299	3,317	1,613	2,521	2,903
Share of Net Income of Equity Companies	104	132	149	146	205
Income from Continuing Operations	2,319	2,219	1,066	1,545	2,018
Income from Discontinued Operations, Net of Income Taxes	—	—	—	50	203
Net Income	2,319	2,219	1,066	1,595	2,221
Net Income Attributable to Noncontrolling Interests in Continuing Operations	(41)	(53)	(53)	(69)	(79)
Net Income Attributable to Kimberly-Clark Corporation	2,278	2,166	1,013	1,526	2,142
Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic
Continuing operations	6.44	6.03	2.78	3.94	5.05
Discontinued operations	—	—	—	0.13	0.53
Net income	6.44	6.03	2.78	4.07	5.58

Diluted
Continuing operations	6.40	5.99	2.77	3.91	5.01
Discontinued operations	—	—	—	0.13	0.52
Net income	6.40	5.99	2.77	4.04	5.53

Cash Dividends
Declared	3.88	3.68	3.52	3.36	3.24
Paid	3.83	3.64	3.48	3.33	3.17

Total Assets	15,151	14,602	14,842	15,526	18,919
Long-Term Debt	6,472	6,439	6,106	5,630	5,386
Total Stockholders' Equity	882	117	40	999	5,140

(a)	Results include other expense of $24 and an income tax benefit of $85 for 2017 U.S. tax reform and related matters. See Item 8, Notes 4 and 11 to the consolidated financial statements for details.

(b)
Results include other income of $11 related to an updated assessment of the deconsolidation of our Venezuelan operations. Additionally, results were negatively impacted by pre-tax charges of $35, $27 after tax, related to the 2014 Organization Restructuring. See Item 8, Notes 1 and 2 to the consolidated financial statements for details.

(c)
Results include pre-tax charges related to pension settlements of $1,358, $835 after tax, a $45 nondeductible charge related to the remeasurement of the Venezuelan balance sheet and a pre-tax charge of $108, $102 after tax, related to the deconsolidation of our Venezuelan operations. Additionally, results were negatively impacted by pre-tax charges of $63, $42 after tax, related to the 2014 Organization Restructuring, and nondeductible charges of $23 related to the restructuring of operations in Turkey. Also included is an income tax charge of $49 related to prior years as a result of an updated assessment of uncertain tax positions in certain of our international operations. See Item 8, Notes 1, 2, 6 and 11 to the consolidated financial statements for details.

(d)
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

(e)
Results include pre-tax charges of $81, $66 after tax, related to European strategic changes. Additionally, results were negatively impacted by a $36 pre-tax charge, $26 after tax, related to the devaluation of the Venezuelan bolivar.

10	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and prospects. This discussion and analysis compares 2017 results to 2016, and 2016 results to 2015. The reference to "N.M." indicates that the calculation is not meaningful. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling prices on net sales. Changes in foreign currency rates and acquisitions and divestitures also impact the year-over-year change in net sales. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2017 Results

•	Results of Operations and Related Information

•	Unaudited Quarterly Data

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	New Accounting Standards

•	Business Outlook

•	Information Concerning Forward-Looking Statements
Throughout this MD&A, we refer to financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S., or GAAP, and are therefore referred to as non-GAAP financial measures. These measures include adjusted gross and operating profit, adjusted net income, adjusted earnings per share, adjusted other (income) and expense, net, and adjusted effective tax rate. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the financial measures used to evaluate management.
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:

•	U.S. Tax Reform Related Matters - In the fourth quarter of 2017, we recognized a net benefit as a result of U.S. tax reform and related activities.

•
2014 Organization Restructuring - In 2014, we initiated this restructuring in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the 2014 spin-off of our health care business. As a result, we recognized restructuring charges in 2014, 2015 and 2016. Restructuring actions were completed by December 31, 2016. See Item 8, Note 2 to the consolidated financial statements for details.

•
Adjustments Related to Venezuelan Operations - Results in 2016 and 2015 include adjustments for the deconsolidation of our Venezuelan operations, and in 2015 include charges for remeasuring the local currency balance sheet in Venezuela. See Item 8, Note 1 to the consolidated financial statements for details.

11	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

•
Pension Settlement Charges - In 2015, we recorded settlement-related charges from certain actions taken for our U.S. pension plan. See Item 8, Note 6 to the consolidated financial statements for details.

•
Uncertain Tax Positions Adjustment - In 2015, we updated our assessment of uncertain tax positions for certain international operations, and recorded a charge related to prior years in provision for income taxes. See Item 8, Note 11 to the consolidated financial statements for details.

•	Turkey Restructuring - In 2015, we recorded charges related to the restructuring of our operations in Turkey.
Overview of Business
We are a global company focused on leading the world in essentials for a better life, with manufacturing facilities in 36 countries and products sold in more than 175 countries. Our products are sold under well-known brands such as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. We have three reportable business segments: Personal Care, Consumer Tissue and KCP. These business segments are described in greater detail in Item 8, Note 13 to the consolidated financial statements.
In operating our business, we seek to:

•	manage our portfolio to balance growth, profit margin and cash flow,

•	invest in our brands, innovation and growth initiatives,

•	deliver sustainable cost reductions, and

•	provide disciplined capital management to improve return on invested capital and return cash to shareholders.
We describe our business outside North America in two groups – Developing and Emerging Markets and Developed Markets. Developing and Emerging Markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea.
Highlights for 2017 include the following:

•	Net sales of $18.3 billion increased slightly compared to 2016. Favorable changes in foreign currency exchange rates benefited sales by less than 1 percent.

•	In North America, organic sales were down 2 percent in consumer products and similar year-on-year in K-C Professional.

•	Outside North America, organic sales increased 3 percent in developing and emerging markets but fell 3 percent in developed markets.

•	We achieved $450 of cost savings from our ongoing FORCE (Focused On Reducing Costs Everywhere) program.

•	Diluted earnings per share were $6.40 in 2017 compared to $5.99 in 2016, including a net benefit from the 2017 U.S. tax reform and related matters.

•
We continued to focus on generating cash flow and allocating capital to shareholders. We raised our dividend in 2017 by 5.4 percent, the 45th consecutive annual increase in our dividend. Altogether, share repurchases and dividends in 2017 amounted to $2.3 billion.

We are subject to risks and uncertainties, which can affect our business operations and financial results. See Item 1A, "Risk Factors" in this Form 10-K for additional information.
Overview of 2017 Results

•	Net sales of $18.3 billion increased slightly compared to prior year, as changes in foreign currency exchange rates benefited sales by less than 1 percent.

•	Operating profit and Net Income Attributable to Kimberly-Clark Corporation were $3,299 and $2,278 in 2017 and $3,317 and $2,166 in 2016, respectively.

•	Diluted earnings per share were $6.40 in 2017 compared to $5.99 in 2016. Results in 2017 included a net benefit of $0.17 as a result of U.S. tax reform and related activities.

12	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Results of Operations and Related Information
This section presents a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2017 results of operations.
Consolidated

Selected Financial Results	Year Ended December 31
	2017	2016	Change 2017 vs. 2016	2015	Change 2016 vs. 2015
Net Sales:
North America	$9,390	$9,545	-2%	$9,531	—
Outside North America	9,186	8,964	+2%	9,458	-5%
Intergeographic sales	(317)	(307)	+3%	(398)	-23%
Total Net Sales	18,259	18,202	—	18,591	-2%
Operating Profit:
North America	2,283	2,322	-2%	2,180	+7%
Outside North America	1,291	1,255	+3%	1,368	-8%
Corporate & Other(a)	(248)	(252)	N.M.	(367)	N.M.
Other (income) and expense, net(a)	27	8	N.M.	1,568	N.M.
Total Operating Profit	3,299	3,317	-1%	1,613	+106%
Provision for income taxes	(776)	(922)	-16%	(418)	+121%
Share of net income of equity companies	104	132	-21%	149	-11%
Net Income Attributable to Kimberly-Clark Corporation	2,278	2,166	+5%	1,013	+114%
Diluted Earnings per Share	6.40	5.99	+7%	2.77	+116%

(a)	Corporate & Other and Other (income) and expense, net includes income and expenses not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Twelve Months Ended December 31, 2017
	As Reported	U.S. Tax Reform Related Matters	As Adjusted Non-GAAP
Other (income) and expense, net	$27	$24	$3
Operating Profit	3,299	(24)	3,323
Income before income taxes and equity interests	2,991	(24)	3,015
Provision for income taxes	(776)	85	(861)
Effective tax rate	25.9%	—	28.6%
Net Income Attributable to Kimberly-Clark Corporation	2,278	61	2,217
Diluted Earnings per Share	6.40	0.17	6.23

13	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

	Twelve Months Ended December 31, 2016
	As Reported	Charges for 2014 Organization Restructuring	Adjustment Related to Venezuelan Operations	As Adjusted Non-GAAP
Cost of products sold	$11,551	$6	$—	$11,545
Marketing, research and general expenses	3,326	32	—	3,294
Other (income) and expense, net	8	(3)	(11)	22
Operating Profit	3,317	(35)	11	3,341
Income before income taxes and equity interests	3,009	(35)	11	3,033
Provision for income taxes	(922)	8	—	(930)
Effective tax rate	30.6%	—	—	30.7%
Net Income Attributable to Kimberly-Clark Corporation	2,166	(27)	11	2,182
Diluted Earnings per Share	5.99	(0.07)	0.03	6.03

	Twelve Months Ended December 31, 2015
	As Reported	Charges Related to Venezuelan Operations	Uncertain Tax Positions Adjustment	Charges for Pension Settlements	Charges for 2014 Organization Restructuring	Charges for Turkey Restructuring	As Adjusted Non-GAAP
Cost of products sold	$11,967	$5	$—	$—	$23	$22	$11,917
Marketing, research and general expenses	3,443	—	—	—	40	1	3,402
Other (income) and expense, net	1,568	148	—	1,358	—	—	62
Operating Profit	1,613	(153)	—	(1,358)	(63)	(23)	3,210
Income before income taxes and equity interests	1,335	(153)	—	(1,358)	(63)	(23)	2,932
Provision for income taxes	(418)	6	(49)	523	21	—	(919)
Effective tax rate	31.3%	—	—	—	—	—	31.3%
Net Income Attributable to Kimberly-Clark Corporation	1,013	(147)	(49)	(835)	(42)	(23)	2,109
Diluted Earnings per Share(a)	2.77	(0.40)	(0.13)	(2.28)	(0.11)	(0.06)	5.76
(a) "As Adjusted Non-GAAP" does not equal "As Reported" plus adjustments as a result of rounding.
Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	2017 vs. 2016	2016 vs. 2015		2017 vs. 2016	2016 vs. 2015
Volume	1	2	Volume	1	5
Net Price	(1)	—	Net Price	(8)	(1)
Mix/Other	—	—	Input Costs	(11)	2
Currency	1	(4)	Cost Savings	13	14
Total(a)	—	(2)	Currency Translation	1	(3)
			Other(c)	3	(13)
Organic(b)	—	2	Total	(1)	4

(a)	Total may not equal the sum of volume, net price, mix/other and currency due to rounding.

(b)	Combined impact of changes in volume, net price and mix/other.

(c)	Includes the impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.

14	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

2017 vs. 2016
Net sales of $18.3 billion were up slightly compared to the year-ago period. Favorable foreign currency rates benefited sales by less than 1 percent. Organic sales were similar year-on-year, as sales volumes increased about 1 percent. Changes in product mix increased sales slightly, while changes in net selling prices decreased sales by more than 1 percent. Operating profit was $3,299 in 2017 and $3,317 in 2016. Adjusted operating profit was $3,323 in 2017 and $3,341 in 2016. Results were impacted by lower net selling prices and $355 of higher input costs. The comparison benefited from volume growth, $450 of FORCE cost savings and lower marketing, research and general spending.
The effective tax rate of 25.9 percent in 2017 decreased compared to 30.6 percent in 2016. The rate in 2017 included a net benefit as a result of U.S. tax reform and related activity. This amount included a net expense of $278 for the transition tax and a net benefit of $202 for the remeasurement of deferred taxes associated with the corporate rate reduction and our reassessment of permanently reinvested earnings. In addition, it included a net benefit of $152 for certain tax planning actions that were taken in the fourth quarter of 2017 in anticipation of the enactment of the Tax Act. See additional details in Item 8, Note 11 to the consolidated financial statements. The adjusted effective rate was 28.6 percent in 2017 and 30.7 percent in 2016.
Our share of net income of equity companies was $104 in 2017 and $132 in 2016. Kimberly-Clark de Mexico, S.A.B. de C.V. ("KCM") results in 2017 were impacted by higher input costs, partially offset by benefits from sales growth and cost savings.
Diluted earnings per share was $6.40 in 2017 and $5.99 in 2016 and adjusted earnings per share were $6.23 in 2017 and $6.03 in 2016. The change was driven by a lower share count and higher earnings.
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
Adjusted other (income) and expense, net of $22 in 2016 decreased compared to $62 in 2015 due to higher currency transaction losses in 2015. The decrease in our effective tax rate of 30.6 percent in 2016 compared to 31.3 percent in 2015 is primarily due to certain planning initiatives. Our share of net income of equity companies was $132 in 2016 and $149 in 2015. KCM results in 2016 compared to 2015 were negatively impacted by a weaker Mexican peso and higher input costs, partially offset by benefits from organic sales growth and cost savings.
Diluted earnings per share were $5.99 in 2016 and $2.77 in 2015. The increase in adjusted earnings per share of $6.03 in 2016 compared to $5.76 in 2015 was due to higher earnings and lower share counts.

15	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Business Segments
Personal Care

	2017	2016	2015		2017	2016	2015
Net Sales	$9,078	$9,046	$9,204	Operating Profit	$1,907	$1,857	$1,885

Net Sales	Percent Change		Operating Profit	Percent Change
	2017 vs. 2016	2016 vs. 2015		2017 vs. 2016	2016 vs. 2015
Volume	1	4	Volume	2	8
Net Price	(2)	(1)	Net Price	(9)	(4)
Mix/Other	1	—	Input Costs	(7)	2
Currency	1	(5)	Cost Savings	14	14
Total(a)	—	(2)	Currency Translation	1	(3)
			Other(c)	2	(18)
Organic(b)	(1)	3	Total	3	(1)

(a)	Total may not equal the sum of volume, net price, mix/other and currency due to rounding.

(b)	Combined impact of changes in volume, net price and mix/other.

(c)	Includes the impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
2017 vs. 2016
Net sales of $9.1 billion was up slightly compared to 2016. Favorable currency rates and higher sales volumes increased sales by 1 percent each, while changes in net selling prices decreased sales by 2 percent. Operating profit of $1,907 increased 3 percent. The comparison benefited from volume growth, cost savings and reduced marketing, research and general spending, mostly offset by lower net selling prices and input cost inflation.
Net sales in North America decreased 2 percent. Changes in net selling prices reduced sales by more than 1 percent, including higher promotion spending in most categories, and volumes decreased slightly. Adult care volumes increased mid-single digits, including benefits from market growth and innovations on our Poise and Depend brands. On the other hand, volumes in the infant and child care mega-category were down low single digits. Although volumes increased in Pull-Ups training pants, Huggies diaper volumes were down, impacted by competitive activity and a lower U.S. birth rate.
Net sales in developing and emerging markets increased 6 percent as sales volumes increased 5 percent and favorable currency rates increased sales by 1 percent. Sales benefited by 1 percent from changes in product mix and an additional slight benefit from our acquisition of our joint venture in India, offset by lower net selling prices of about 2 percent. The volume increase was driven by gains in Latin America, primarily Argentina and Brazil, China, Eastern Europe and Middle East/Africa.
Net sales in developed markets outside North America decreased about 6 percent. Sales volumes decreased 6 percent and changes in net selling prices decreased sales by 3 percent, partially offset by favorable currency rates of more than 1 percent and improved product mix of 1 percent. The volume declines were mostly in South Korea, which was impacted by a lower birth rate.
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

16	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

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
Consumer Tissue

	2017	2016	2015		2017	2016	2015
Net Sales	$5,932	$5,967	$6,121	Operating Profit	$1,034	$1,117	$1,073

Net Sales	Percent Change		Operating Profit	Percent Change
	2017 vs. 2016	2016 vs. 2015		2017 vs. 2016	2016 vs. 2015
Volume	—	—	Volume	(2)	1
Net Price	(1)	—	Net Price	(5)	2
Mix/Other	—	(1)	Input Costs	(14)	4
Currency	1	(2)	Cost Savings	11	10
Total(a)	(1)	(3)	Currency Translation	—	(1)
			Other(c)	3	(12)
Organic(b)	(1)	—	Total	(7)	4

(a)	Total may not equal the sum of volume, net price, mix/other and currency due to rounding.

(b)	Combined impact of changes in volume, net price and mix/other.

(c)	Includes the impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
2017 vs. 2016
Net sales of $5.9 billion decreased slightly compared to prior year. Changes in net selling prices decreased sales by 1 percent, mostly offset by favorable currency rates. Operating profit of $1,034 decreased 7 percent. The comparison was impacted by lower sales and input cost inflation, partially offset by cost savings and reduced marketing, research and general spending.
Net sales in North America decreased about 3 percent compared to prior year. Sales volumes decreased by 2 percent and changes in net selling prices decreased sales slightly. Sales volumes were down in bathroom tissue and facial tissue, and up in paper towels.
Net sales in developing and emerging markets increased 5 percent as sales volumes increased 5 percent, primarily in Latin America. Favorable currency rates increased sales by about 4 percent, while changes in net selling prices and product mix decreased sales by 3 percent and 1 percent, respectively.
Net sales in developed markets outside North America decreased about 1 percent. Changes in net selling prices decreased sales by 1 percent and sales volumes were slightly lower, partially offset by improved product mix.
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

17	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Net sales in developed markets outside North America decreased 4 percent as unfavorable currency effects reduced sales by 4 percent. Sales volumes increased 1 percent, mostly in Australia, while changes in net selling prices decreased sales by 1 percent.
K-C Professional

	2017	2016	2015		2017	2016	2015
Net Sales	$3,208	$3,150	$3,219	Operating Profit	$633	$603	$590

Net Sales	Percent Change		Operating Profit	Percent Change
	2017 vs. 2016	2016 vs. 2015		2017 vs. 2016	2016 vs. 2015
Volume	1	—	Volume	3	1
Net Price	(1)	1	Net Price	(3)	4
Mix/Other	—	(1)	Input Costs	(12)	(1)
Currency	1	(2)	Cost Savings	12	9
Total(a)	2	(2)	Currency Translation	1	(2)
			Other(c)	4	(9)
Organic(b)	1	—	Total	5	2

(a)	Total may not equal the sum of volume, net price, mix/other and currency due to rounding.

(b)	Combined impact of changes in volume, net price and mix/other.

(c)	Includes the impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
2017 vs. 2016
Net sales of $3.2 billion in 2017 increased 2 percent compared to 2016, including the benefit of favorable currency rates of 1 percent. The combined impact from sales volume growth and changes in net selling prices increased sales by 1 percent. Operating profit of $633 increased 5 percent. The comparison benefited from cost savings and lower marketing, research and general spending, partially offset by input cost inflation.
Net sales in North America increased about 1 percent. Sales volumes increased more than 1 percent, including growth in safety and other product categories. Changes in net selling prices decreased sales by about 1 percent.
Net sales in developing and emerging markets increased 5 percent as favorable currency rates increased sales by 3 percent. Sales volumes increased 1 percent, and the combined impact of changes in product mix and net selling prices increased sales by 1 percent.
Net sales in developed markets outside North America increased 3 percent as sales volumes and higher net selling prices each increased sales by 1 percent. Favorable currency rates benefited sales slightly.
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

18	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

2018 Global Restructuring Program
On January 23, 2018, we announced a new global restructuring program. The 2018 Global Restructuring Program will reduce our structural cost base by streamlining and simplifying the company’s manufacturing supply chain and overhead organization.   The program will make our overhead organization structure and manufacturing supply chain less complex and more efficient. We expect to close or sell approximately 10 manufacturing facilities and expand production capacity at several others. We expect to exit or divest some lower-margin businesses that generate approximately 1 percent of our net sales. The sales are concentrated in our consumer tissue business segment. The restructuring is expected to impact all of our business segments and our organizations in all major geographies. Workforce reductions are expected to be in the range of 5,000 to 5,500. Certain capital appropriations under the 2018 Global Restructuring Program are being finalized. Accounting for actions related to each appropriation will commence when the appropriation is authorized for execution.
The restructuring is expected to be completed by the end of 2020, with total costs anticipated to be $1.7 billion to $1.9 billion pre-tax ($1.35 billion to $1.5 billion after tax). Cash costs are expected to be $900 to $1.0 billion, primarily related to workforce reductions.  Non-cash charges are primarily related to incremental depreciation and asset write-offs. Annual pre-tax savings from the restructuring are expected to be $500 to $550 by 2021. In addition, to implement this program, we expect to incur incremental capital spending of approximately $600 to $700 by the end of 2020. Restructuring charges in 2018 are expected to be $1.2 billion to $1.35 billion pre-tax ($950 to $1.05 billion after tax). We expect to generate savings of $50 to $70 in 2018.
Unaudited Quarterly Data

	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net Sales	$4,582	$4,640	$4,554	$4,483	$4,544	$4,594	$4,588	$4,476
Gross Profit	1,598	1,659	1,644	1,652	1,678	1,670	1,664	1,639
Operating Profit	812	854	799	834	839	836	838	804
Net Income	625	579	540	575	518	563	578	560
Net Income Attributable to Kimberly-Clark Corporation	617	567	531	563	505	550	566	545
Per Share Basis-Diluted	1.75	1.60	1.49	1.57	1.40	1.52	1.56	1.50
Cash Dividends Declared Per Share	0.97	0.97	0.97	0.97	0.92	0.92	0.92	0.92
Market Price Per Share
High	123.77	130.00	134.29	136.21	125.76	138.87	138.76	136.61
Low	109.67	115.91	125.55	113.71	111.30	121.20	123.52	121.50
Close	120.66	117.68	129.11	131.63	114.12	126.14	137.48	134.51
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2.9 billion in 2017 compared to $3.2 billion in 2016. The decrease was driven by higher tax payments. Cash provided by operations was $2.3 billion in 2015. The increase in 2016 compared to 2015 was driven by improved working capital and lower pension contributions.

19	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2018	2019	2020	2021	2022	2023+
Long-term debt	$6,892	$407	$714	$760	$251	$298	$4,462
Interest payments on long-term debt	3,084	222	201	188	170	163	2,140
Operating leases	610	170	130	99	65	48	98
Unconditional purchase obligations	1,173	699	206	204	8	5	51
Open purchase orders	1,907	1,808	86	10	2	1	—
Total contractual obligations	$13,666	$3,306	$1,337	$1,261	$496	$515	$6,751

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

•	The open purchase orders displayed in the table represent amounts for goods and services we have negotiated for delivery.
The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:

•	We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute up to $100 to these plans in 2018.

•
Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations ranging from $58 in 2018 to more than $60 by 2027.

•	Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.
Investing
Our capital spending was $0.8 billion in 2017 and 2016. We expect capital spending to be approximately $1.1 billion in 2018, including incremental spending from the 2018 Global Restructuring Program.
Financing
We issue long-term debt in the public market periodically. Proceeds from the offerings are used for general corporate purposes, including repayment of maturing debt or outstanding commercial paper indebtedness. See Item 8, Note 4 to the consolidated financial statements for details.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $547 as of December 31, 2017 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the fourth quarter of 2017 was $419 and for the twelve months ended December 31, 2017 was $417. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At December 31, 2017, total debt was $7.4 billion compared to $7.6 billion at December 31, 2016.
We maintain a $2.0 billion revolving credit facility which expires in 2021. This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We paid $1.4 billion in dividends in 2017. The Board of Directors approved a dividend increase of 3.1 percent for 2018. We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs.

20	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

During 2017, we repurchased 7.2 million shares of our common stock at a cost of $900 through a broker in the open market. We are targeting full-year 2018 share repurchases between $700 and $900, subject to market conditions.
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
Sales Incentives and Trade Promotion Allowances
Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions, end-of-aisle or in-store product displays and other activities conducted by our customers to promote our products. Rebate and promotion accruals are based on estimates of the quantity of customer sales. Promotion accruals also consider estimates of the number of consumer coupons that will be redeemed and timing and costs of activities within the promotional programs. Generally, the estimates for consumer coupon costs are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories. Our related accounting policies are discussed in Item 8, Note 1 to the consolidated financial statements. The accounting policies for these programs did not materially change with the adoption, on January 1, 2018, of the Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers.
Employee Postretirement Benefits
We have defined benefit pension plans in the U.S. and the United Kingdom (the "Principal Plans") and/or defined contribution retirement plans covering substantially all regular employees. Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. Our related accounting policies and account balances are discussed in Item 8, Note 6 to the consolidated financial statements.
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

As of December 31, 2017, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $1.5 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the "corridor" as required. If the expected long-term rates of return on assets for the Principal Plans were lowered by 0.25 percent, the impact on annual pension expense would not be material in 2018.

•
Discount rate. The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2017 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the United Kingdom plan, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations.

21	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

If the discount rate assumptions for these same plans were reduced by 0.25 percent, the increase in annual pension expense would not be material in 2018, and the December 31, 2017 pension liability would increase by about $145.

•	Other assumptions. There are a number of other assumptions involved in the calculation of pension expense and benefit obligations, primarily related to participant demographics and benefit elections.
Pension expense for defined benefit pension plans is estimated to approximate $35 in 2018. Pension expense beyond 2018 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered participants in the plans. The estimate of pension expense for 2018 does not include any potential effects related to the 2018 Global Restructuring Program (see Item 8, Note 15 to the consolidated financial statements).
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. Changes in significant assumptions could affect the consolidated expense and benefit obligations, particularly the discount rates used to calculate the obligations and the health care cost trend rate:

•
Discount rate. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above, and the methodology for each country is the same as the methodology used to determine the discount rate for that country's pension obligation. If the discount rate assumptions for these plans were reduced by 0.25 percent, the impact to 2018 other postretirement benefit expense and the increase in the December 31, 2017 benefit liability would not be material.

•
Health care cost trend rate. The health care cost trend rate is based on a combination of inputs including our recent claims history and insights from external advisers regarding recent developments in the health care marketplace, as well as projections of future trends in the marketplace.

Our related accounting policies, account balances and the effects of a one percentage point change in the health care cost trend rate are discussed in Item 8, Note 6 to the consolidated financial statements.
Deferred Income Taxes and Potential Assessments
As a global organization, we are subject to income tax requirements in various jurisdictions in the U.S. and internationally. Changes in certain assumptions related to income taxes could significantly affect consolidated results, particularly with regard to valuation allowances on deferred tax assets, undistributed earnings of subsidiaries outside the U.S. and uncertain tax positions. Our income tax related accounting policies, account balances and matters affecting income taxes are discussed in Item 8, Note 11 to the consolidated financial statements.

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

•
Undistributed earnings. Deferred taxes have been recorded for foreign and U.S. state income taxes on $1.0 billion of earnings of foreign consolidated subsidiaries expected to be repatriated.  We do not intend to distribute $4.5 billion of earnings of foreign consolidated subsidiaries taxed as part of the transition tax and have not recorded any deferred taxes related to such amounts for foreign and U.S. state income taxes. We consider any excess of the amount for financial reporting over the tax basis of our investment in our foreign subsidiaries to be indefinitely reinvested. At this time, the determination of deferred tax liabilities on this amount is not practicable.

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

22	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

and facts of each matter. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities or the expiration of the statute of limitations.
Legal Matters
We are party to certain legal proceedings relating to our former health care business, Halyard, which we spun-off on October 31, 2014. This includes Bahamas Surgery Center v. Kimberly-Clark Corporation, et al., a California consumer class action relating to the sale of surgical gowns. On April 7, 2017, the jury awarded the plaintiff class $3.9 in compensatory damages and $350 in punitive damages against us. We have filed motions challenging the jury’s verdict as we believe it is contrary to the evidence presented at trial and that the punitive damage award is baseless, excessive and not consistent with California and federal laws. Under the terms of the distribution agreement we entered into with Halyard in connection with the spin-off, Halyard is obligated to indemnify us for legal proceedings, claims and other liabilities primarily related to our former health care business.  Halyard and Kimberly-Clark have each filed suits against the other seeking declaratory judgment regarding the scope of these indemnification obligations. We are also party to additional legal proceedings relating to Halyard, including civil actions, qui tam matters, a shareholder derivative suit, a securities class action and certain subpoena and document requests from the federal government. Although the results of litigation and claims cannot be predicted with certainty, we continue to believe that the final outcome of these matters will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.
New Accounting Standards
See Item 8, Note 1 to the consolidated financial statements for a description of new accounting standards and their anticipated effects on our consolidated financial statements.
Business Outlook
In 2018, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2018, we expect earnings per share to be $3.90 to $4.50. Adjusted earnings per share are expected to be $6.90 to $7.20, which excludes 2018 Global Restructuring Program charges equivalent to $2.70 to $3.00. Our adjusted earnings per share guidance is based on the assumptions described below:

•
We expect net sales to increase 1 to 2 percent. We anticipate changes in foreign currency exchange rates to have a neutral to 1 percent positive impact on net sales, and the acquisition of our joint venture in India should benefit sales slightly.

•	We expect organic sales to increase approximately 1 percent, driven by higher sales volumes. Changes in net selling prices and product mix are expected to be similar, or up slightly, year-on-year.

•	We expect adjusted operating profit growth of 2 to 5 percent.

•	We plan to achieve cost savings of approximately $400 from our FORCE program, and $50 to $70 from the 2018 Global Restructuring Program.

•	We expect inflation in key cost inputs of $300 to $400. We anticipate the majority of the inflation to occur in international markets.

•	We expect interest expense to be down approximately 20 percent.

•	We expect an adjusted effective tax rate of 23 to 26 percent.

•	We expect net income from equity companies similar, or up slightly, year-on-year.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated cost savings from our FORCE program, costs and savings from the 2018 Global Restructuring Program, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, raw material, energy and other input costs, effective tax rate, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

23	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

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
As a multinational enterprise, we are exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation. Foreign currency derivative instruments are primarily entered into with major financial institutions. Our credit exposure under these arrangements is limited to agreements with a positive fair value at the reporting date. Credit risk with respect to the counterparties is actively monitored but is not considered significant since these transactions are executed with a diversified group of financial institutions.
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
As of December 31, 2017, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would not be material to our consolidated financial position, results of operations or cash flows. This hypothetical loss on transactional exposures is based on the difference between the December 31, 2017 rates and the assumed rates.
The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. As of December 31, 2017, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $750. In the view of management, the above potential UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2017, the long-term debt portfolio was comprised of primarily fixed-rate debt.

24	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

In order to determine the impact of changes in interest rates on our financial position or future results of operations, we calculated the increase or decrease in the market value of fixed-rate debt using a 10 percent change in current market interest rates and the rates governing these instruments. At December 31, 2017, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $285, which would not have a significant impact on our financial statements as we do not record debt at fair value.
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

25	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
(Millions of dollars, except per share amounts)	2017	2016	2015
Net Sales	$18,259	$18,202	$18,591
Cost of products sold	11,706	11,551	11,967
Gross Profit	6,553	6,651	6,624
Marketing, research and general expenses	3,227	3,326	3,443
Other (income) and expense, net	27	8	1,568
Operating Profit	3,299	3,317	1,613
Interest income	10	11	17
Interest expense	(318)	(319)	(295)
Income Before Income Taxes and Equity Interests	2,991	3,009	1,335
Provision for income taxes	(776)	(922)	(418)
Income Before Equity Interests	2,215	2,087	917
Share of net income of equity companies	104	132	149
Net Income	2,319	2,219	1,066
Net income attributable to noncontrolling interests	(41)	(53)	(53)
Net Income Attributable to Kimberly-Clark Corporation	$2,278	$2,166	$1,013

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$6.44	$6.03	$2.78
Diluted	$6.40	$5.99	$2.77

Cash Dividends Declared	$3.88	$3.68	$3.52

See notes to the consolidated financial statements.

26	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
(Millions of dollars)	2017	2016	2015
Net Income	$2,319	$2,219	$1,066
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	517	(107)	(922)
Employee postretirement benefits	118	(113)	942
Other	(45)	15	5
Total Other Comprehensive Income (Loss), Net of Tax	590	(205)	25
Comprehensive Income	2,909	2,014	1,091
Comprehensive income attributable to noncontrolling interests	(76)	(44)	(33)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$2,833	$1,970	$1,058

See notes to the consolidated financial statements.

27	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31
(Millions of dollars)	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$616	$923
Accounts receivable, net	2,315	2,176
Inventories	1,790	1,679
Other current assets	490	337
Total Current Assets	5,211	5,115
Property, Plant and Equipment, Net	7,436	7,169
Investments in Equity Companies	233	257
Goodwill	1,576	1,480
Other Assets	695	581
TOTAL ASSETS	$15,151	$14,602

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$953	$1,133
Trade accounts payable	2,834	2,609
Accrued expenses	1,730	1,775
Dividends payable	341	329
Total Current Liabilities	5,858	5,846
Long-Term Debt	6,472	6,439
Noncurrent Employee Benefits	1,184	1,301
Deferred Income Taxes	395	532
Other Liabilities	299	309
Redeemable Preferred Securities of Subsidiaries	61	58
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at December 31, 2017 and 2016	473	473
Additional paid-in capital	776	697
Common stock held in treasury, at cost - 27.5 and 22.0 million shares at December 31, 2017 and 2016, respectively	(4,431)	(3,629)
Retained earnings	6,730	5,831
Accumulated other comprehensive income (loss)	(2,919)	(3,474)
Total Kimberly-Clark Corporation Stockholders' Equity (Deficit)	629	(102)
Noncontrolling Interests	253	219
Total Stockholders' Equity	882	117
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,151	$14,602

See notes to the consolidated financial statements.

28	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Millions of dollars, shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at December 31, 2014	428,597	$536	$632	63,261	$(5,597)	$8,470	$(3,312)	$270
Net income in stockholders' equity	—	—	—	—	—	1,013	—	48
Other comprehensive income, net of tax	—	—	—	—	—	—	45	(20)
Stock-based awards exercised or vested	—	—	(47)	(2,888)	186	—	—	—
Income tax benefits on stock-based compensation	—	—	32	—	—	—	—	—
Shares repurchased	—	—	—	7,364	(833)	—	—	—
Shares retired	(50,000)	(63)	—	(50,000)	3,272	(3,209)	—	—
Recognition of stock-based compensation	—	—	75	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,280)	—	(36)
Shares purchased from noncontrolling interest	—	—	(94)	—	—	—	(12)	(45)
Other	—	—	11	—	—	—	1	(3)
Balance at December 31, 2015	378,597	473	609	17,737	(2,972)	4,994	(3,278)	214
Net income in stockholders' equity	—	—	—	—	—	2,166	—	49
Other comprehensive income, net of tax	—	—	—	—	—	—	(196)	(8)
Stock-based awards exercised or vested	—	—	(14)	(1,906)	121	—	—	—
Income tax benefits on stock-based compensation	—	—	19	—	—	—	—	—
Shares repurchased	—	—	—	6,198	(778)	—	—	—
Recognition of stock-based compensation	—	—	77	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,322)	—	(36)
Other	—	—	6	—	—	(7)	—	—
Balance at December 31, 2016	378,597	473	697	22,029	(3,629)	5,831	(3,474)	219
Net income in stockholders' equity	—	—	—	—	—	2,278	—	36
Other comprehensive income, net of tax	—	—	—	—	—	—	555	35
Stock-based awards exercised or vested	—	—	(5)	(1,926)	125	—	—	—
Shares repurchased	—	—	—	7,388	(927)	—	—	—
Recognition of stock-based compensation	—	—	76	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,371)	—	(37)
Other	—	—	8	—	—	(8)	—	—
Balance at December 31, 2017	378,597	$473	$776	27,491	$(4,431)	$6,730	$(2,919)	$253

See notes to the consolidated financial statements.

29	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
(Millions of dollars)	2017	2016	2015
Operating Activities
Net income	$2,319	$2,219	$1,066
Depreciation and amortization	724	705	746
Stock-based compensation	76	77	75
Deferred income taxes	(69)	(15)	(255)
Equity companies' earnings (in excess of) less than dividends paid	26	(4)	(10)
Operating working capital	(148)	334	(445)
Postretirement benefits	2	(50)	930
Adjustments related to Venezuelan operations	—	(11)	153
Other	(1)	(23)	46
Cash Provided by Operations	2,929	3,232	2,306
Investing Activities
Capital spending	(785)	(771)	(1,056)
Investments in time deposits	(214)	(221)	(146)
Maturities of time deposits	183	188	164
Other	(35)	72	(12)
Cash Used for Investing	(851)	(732)	(1,050)
Financing Activities
Cash dividends paid	(1,359)	(1,311)	(1,272)
Change in short-term debt	360	(908)	303
Debt proceeds	937	1,293	1,100
Debt repayments	(1,481)	(598)	(553)
Proceeds from exercise of stock options	121	107	140
Acquisitions of common stock for the treasury	(911)	(739)	(861)
Shares purchased from noncontrolling interest	—	—	(151)
Other	(88)	(29)	(4)
Cash Used for Financing	(2,421)	(2,185)	(1,298)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	36	(11)	(128)
Change in Cash and Cash Equivalents	(307)	304	(170)
Cash and Cash Equivalents - Beginning of Year	923	619	789
Cash and Cash Equivalents - End of Year	$616	$923	$619

See notes to the consolidated financial statements.

30	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

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
Inventories and Distribution Costs
Most U.S. inventories are valued at the lower of cost, using the Last-In, First-Out ("LIFO") method, or market.  The balance of the U.S. inventories and inventories of consolidated operations outside the U.S. are valued at the lower of cost or net realizable value using either the First-In, First-Out ("FIFO") or weighted-average cost methods.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Distribution costs are classified as cost of products sold.
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

31	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

the magnitude of excess fair value over carrying amount from the previous quantitative impairment testing.  If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test using discounted cash flows to estimate fair value must be performed.  On the other hand, if the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then further quantitative testing is not required.  For 2017, we completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and determined that it is more likely than not that the fair value is more than the carrying amount for each of our reporting units.
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount.  An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset. Estimated useful lives range from 2 to 20 years for trademarks and 5 to 15 years for patents, developed technologies and other intangible assets.
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
Sales Incentives and Trade Promotion Allowances
The cost of promotion activities provided to customers is classified as a reduction in sales revenue. In addition, the estimated redemption value of consumer coupons is recorded at the time the coupons are issued and classified as a reduction in sales revenue. Rebate and promotion accruals are based on estimates of the quantity of customer sales. Promotion accruals also consider estimates of the number of consumer coupons that will be redeemed and timing and costs of activities within the promotional programs.
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
Accounting for Venezuelan Operations
Effective December 31, 2015, we deconsolidated the assets and liabilities of our business in Venezuela from our consolidated balance sheet. The change resulted in the recognition of an after tax charge of $102 in 2015 and other income of $11 related to

32	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

an updated assessment in 2016. In addition, we recorded a non-deductible charge of $45 in 2015 related to a balance sheet remeasurement. In 2016, we wrote off our investment in K-C Venezuela and shut down operations in that country.
Derivative Instruments and Hedging
Our policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. Our policies also prohibit the use of any leveraged derivative instrument. Consistent with our policies, foreign currency derivative instruments, interest rate swaps and locks, and the majority of commodity hedging contracts are entered into with major financial institutions. At inception we formally designate certain derivatives as cash flow, fair value or net investment hedges and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions or financial balances they are hedging. Changes in the fair value of derivatives not designated as hedging instruments are recorded in earnings as they occur. All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur. The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur, and is reclassified to income in the same period that the hedged item affects income. The gain or loss on derivatives designated as hedges of investments in foreign subsidiaries is recognized in other comprehensive income to offset the change in value of the net investments being hedged. Any ineffective portion of cash flow hedges and net investment hedges is immediately recognized in income. Certain foreign-currency derivative instruments not designated as hedging instruments have been entered into to manage certain non-functional currency denominated monetary assets and liabilities. The gain or loss on these derivatives is included in income in the period that changes in their fair values occur. See Note 10 for disclosures about derivative instruments and hedging activities.
Accounting Standards - Adopted as of January 1, 2017
In 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this standard as of January 1, 2017. The adoption did not have a material impact on our financial position, results of operations or cash flows. Prior periods were not recast.
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
Accounting Standards Issued - Not Adopted as of December 31, 2017
In 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In 2016, the FASB issued four amendments to the ASU. The standard is effective for public companies for annual and interim periods beginning after December 15, 2017. We adopted this ASU effective January 1, 2018. The guidance is required to be adopted on either a full or modified retrospective basis. As this standard did not have a material impact on our financial position, results of operations or cash flows on either a full or modified retrospective basis, we will not recast prior periods.
In 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those annual periods.  The ASU is to be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption.  We adopted this standard as of January 1, 2018. The impact of this standard on our financial position, results of operations or cash flows was not material.
In 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard is effective for public companies for annual periods

33	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

beginning after December 15, 2017, including interim periods within those annual periods.  We adopted this standard as of January 1, 2018. Prior periods will be recast. See Note 6 for more information about the net periodic benefit cost for pensions and other postretirement benefits and related service cost for the years ended December 31, 2017, 2016 and 2015.
In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The ASU requires additional disclosures. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption based upon a modified retrospective transition approach. We will adopt this standard as of January 1, 2019. The effects of this standard on our financial position, results of operations or cash flows are not yet known.

In 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period. The effects of this standard on our financial position, results of operations or cash flows are not yet known.
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
The restructuring actions were completed by December 31, 2016, with total costs, primarily severance, of $164 after tax ($231 pre-tax). Charges were $27 and $42 after tax ($35 and $63 pre-tax) for the years ended December 31, 2016 and 2015, respectively. Cash payments of $60 and $86 were made during 2016 and 2015, respectively, related to the restructuring.
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
During 2017 and 2016, there were no significant transfers among level 1, 2 or 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At December 31, 2017 and 2016, derivative assets were $27 and $43, respectively, and derivative liabilities were $51 and $46, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 10 for additional information on our use of derivative instruments.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $61 and $58 at December 31, 2017 and 2016, respectively. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at

34	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

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
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $68 and $61 at December 31, 2017 and 2016, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2017		December 31, 2016
Assets
Cash and cash equivalents(a)	1	$616	$616	$923	$923
Time deposits and other(b)	1	185	185	138	138
Liabilities
Short-term debt(c)	2	547	547	170	170
Long-term debt(d)	2	6,878	7,398	7,402	7,886

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

Note 4.    Debt and Redeemable Preferred Securities of Subsidiaries
Long-term debt is composed of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2017	2016
Notes and debentures	3.7%	2018 - 2047	$6,577	$7,101
Industrial development revenue bonds	1.6%	2018 - 2045	264	264
Bank loans and other financings in various currencies	7.3%	2018 - 2028	37	37
Total long-term debt			6,878	7,402
Less current portion			406	963
Long-term portion			$6,472	$6,439
Scheduled maturities of long-term debt for the next five years are $407 in 2018, $714 in 2019, $760 in 2020, $251 in 2021 and $298 in 2022.
In December 2017, we redeemed $500 aggregate principal amount of 7.50% notes originally due November 1, 2018.  As a result, we recognized a charge of $24 in other (income) and expense, net.
In September 2017, we issued €500 aggregate principal amount of 0.625% notes due September 7, 2024. Proceeds from the offering were used to repay a portion of our outstanding commercial paper indebtedness.

35	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

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
Our subsidiary in Central America has outstanding redeemable preferred securities that are held by a noncontrolling interest and another noncontrolling interest holds certain redeemable preferred securities issued by one of our subsidiaries in North America.
Note 5.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2017, the number of shares of common stock available for grants under the Plans aggregated 16 million shares.
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
Stock-based compensation costs of $76, $77 and $75 and related deferred income tax benefits of $26, $28 and $29 were recognized for 2017, 2016 and 2015, respectively.
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

36	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

The weighted-average fair value of options granted was estimated at $12.21, $10.95 and $7.39, in 2017, 2016 and 2015, respectively, per option on the date of grant based on the following assumptions:

	Year Ended December 31
	2017	2016	2015
Dividend yield	3.2%	3.1%	3.5%
Volatility	15.6%	16.0%	13.4%
Risk-free interest rate	1.8%	1.2%	1.5%
Expected life - years	4.6	4.6	4.8
Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2017	Weighted-Average Service Years
Nonvested stock options	$12	1.3
Restricted shares and time-vested restricted share units	6	1.8
Nonvested performance-based restricted share units	45	1.8
A summary of stock-based compensation is presented below:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	6,793	$101.16
Granted	1,605	132.77
Exercised	(1,323)	91.04
Forfeited or expired	(387)	119.49
Outstanding at December 31, 2017	6,688	109.69	7.61	$100
Exercisable at December 31, 2017	3,711	95.93	5.97	$94
The total intrinsic value of options exercised during 2017, 2016 and 2015 was $48, $55 and $83, respectively.

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2017	111	$117.63	1,642	$116.53
Granted	73	116.98	628	131.68
Vested	(72)	108.86	(544)	112.16
Forfeited	(10)	119.08	(164)	119.84
Nonvested at December 31, 2017	102	123.19	1,562	123.97
The total fair value of restricted share units that were distributed to participants during 2017, 2016 and 2015 was $80, $83 and $99, respectively.
Note 6.    Employee Postretirement Benefits
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

37	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 6.0 percent in 2018 and to decline to 4.6 percent in 2028 and thereafter. Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would not have a significant effect on our financial results.
Effective January 2015, the U.S. pension plan was amended to include a lump-sum pension benefit payout option for certain plan participants. In addition, in April 2015, the U.S. pension plan completed the purchase of group annuity contracts that transferred to two insurance companies the pension benefit obligations totaling $2.5 billion for approximately 21,000 Kimberly-Clark retirees in the U.S. As a result of these changes, we recognized pension settlement-related charges of $0.8 billion after tax ($1.4 billion pre-tax in other (income) and expense, net) during 2015. In 2015, we made cash contributions of $410 related to these changes to the U.S. plan.
Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation at beginning of year	$4,126	$3,959	$758	$717
Service cost	41	42	12	11
Interest cost	129	148	32	33
Actuarial loss	20	501	16	41
Currency and other	221	(304)	(3)	9
Benefit payments from plans	(218)	(202)	—	—
Direct benefit payments	(8)	(15)	(50)	(53)
Settlements	(15)	(3)	—	—
Benefit obligation at end of year	4,296	4,126	765	758
Change in Plan Assets
Fair value of plan assets at beginning of year	3,534	3,508	—	—
Actual return on plan assets	333	413	—	—
Employer contributions	53	108	—	—
Currency and other	204	(290)	—	—
Benefit payments	(218)	(202)	—	—
Settlements	(9)	(3)	—	—
Fair value of plan assets at end of year	3,897	3,534	—	—
Funded Status	$(399)	$(592)	$(765)	$(758)
Substantially all of the funded status of pension and other benefits is recognized in the consolidated balance sheet in noncurrent employee benefits, with the remainder recognized in accrued expenses and other assets.

38	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2017	2016	2017	2016	2017	2016
Projected benefit obligation (“PBO”)	$3,567	$3,427	$729	$699	$4,296	$4,126
Accumulated benefit obligation (“ABO”)	3,513	3,378	658	622	4,171	4,000
Fair value of plan assets	3,312	3,011	585	523	3,897	3,534
Approximately one-half of the PBO and fair value of plan assets for the Principal Plans relate to the U.S. qualified and nonqualified pension plans.
Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2017	2016
PBO	$2,146	$3,807
ABO	2,134	3,736
Fair value of plan assets	1,699	3,243
Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2017	2016	2015	2017	2016	2015
Service cost	$41	$42	$38	$12	$11	$12
Interest cost	129	148	187	32	33	32
Expected return on plan assets(a)	(156)	(158)	(215)	—	—	—
Recognized net actuarial loss	57	52	75	1	—	—
Settlements	7	1	1,357	—	—	—
Other	(9)	(9)	(10)	(2)	(1)	(1)
Net periodic benefit cost	$69	$76	$1,432	$43	$43	$43

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the remeasurement date, typically the prior year-end adjusted for estimated current year cash benefit payments and contributions, by the expected long-term rate of return.

Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31

	Pension Benefits				Other Benefits
	Projected 2018	2017	2016	2015	2017	2016	2015
Discount rate	3.10%	3.19%	3.91%	3.86%	4.29%	4.59%	4.28%
Expected long-term return on plan assets	4.54%	4.46%	4.84%	5.21%	—	—	—
Rate of compensation increase	2.27%	2.29%	2.32%	2.63%	—	—	—

39	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Discount rate	3.10%	3.19%	3.91%	4.29%
Rate of compensation increase	2.27%	2.29%	—	—
Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate. Our 2018 target plan asset allocation for the Principal Plans is 70 percent fixed income securities and 30 percent equity securities.
The expected long-term rate of return is evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 4.72 percent in 2017, 5.10 percent in 2016 and 5.35 percent in 2015, and will be 4.81 percent in 2018.

40	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy. More than 70 percent of the assets are held in pooled funds and are measured using a net asset value (or its equivalent). Accordingly, such assets do not meet the Level 1, Level 2, or Level 3 criteria of the fair value hierarchy.

	Fair Value Measurements at December 31, 2017(a)
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$28	$28	$—
Held through mutual and pooled funds measured at net asset value	24	—	—
Fixed Income
Held directly
U.S. government and municipals	522	522	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	150	—	—
U.S. corporate debt	686	—	—
International bonds	665	—	—
Equity
Held directly
U.S. equity	41	41	—
International equity	47	47	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	85	—	—
Global equity	730	—	—
Insurance Contracts	334	—	334
Total Plan Assets	$3,312	$638	$334

(a)	There were no plan assets measured at Level 2.
For the U.S. pension plan, Treasury futures contracts are used when appropriate to manage duration targets.  As of December 31, 2017 and 2016, the U.S. plan had Treasury futures contracts in place with a total notional value of approximately $138 and $216, respectively, and an insignificant fair value. During 2017 and 2016, the plan assets did not include a significant amount of Kimberly-Clark common stock.

41	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

	Fair Value Measurements at December 31, 2016(a)
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)
Cash and Cash Equivalents
Held directly	$33	$33
Held through mutual and pooled funds measured at net asset value	17	—
Fixed Income
Held directly
U.S. government and municipals	122	122
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	128	—
U.S. corporate debt	648	—
International bonds	1,223	—
Equity
Held directly
U.S. equity	41	41
International equity	44	44
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	68	—
Global equity	687	—
Total Plan Assets	$3,011	$240

(a)	There were no plan assets measured at Level 2 or Level 3.
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
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2017, there were no significant concentrations of equity or debt securities in any single issuer or industry.
No level 3 transfers (in or out) were made in 2017 or 2016, other than an insurance contract purchase in 2017. Fair values of insurance contracts are based on an evaluation of various factors, including purchase price.

42	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

We expect to contribute up to $100 to our defined benefit pension plans in 2018. Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2018	$245	$58
2019	259	60
2020	263	60
2021	261	62
2022	272	63
2023-2027	1,322	299
Defined Contribution Pension Plans
Our 401(k) profit sharing plan and supplemental plan provide for a matching contribution of a U.S. employee's contributions and accruals, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. We also have defined contribution pension plans for certain employees outside the U.S. Costs charged to expense for our defined contribution pension plans were $128 in 2017, $126 in 2016, and $107 in 2015. Approximately one-fourth of these costs were for plans outside the U.S.
Note 7.    Stockholders' Equity
The changes in the components of accumulated other comprehensive income ("AOCI") attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2015	$(2,252)	$(1,013)		$(3)		$(10)
Other comprehensive income (loss) before reclassifications	(99)	(115)		(27)		33
(Income) loss reclassified from AOCI	—	31	(a)	(1)	(a)	(18)
Net current period other comprehensive income (loss)	(99)	(84)		(28)		15
Balance as of December 31, 2016	(2,351)	(1,097)		(31)		5
Other comprehensive income (loss) before reclassifications	487	85		(7)		(56)
(Income) loss reclassified from AOCI	—	36	(a)	(1)	(a)	11
Net current period other comprehensive income (loss)	487	121		(8)		(45)
Balance as of December 31, 2017	$(1,864)	$(976)		$(39)		$(40)

(a)	Included in computation of net periodic pension and other postretirement benefits costs (see Note 6).
Included in the defined benefit pension plans and other postretirement benefit plans balances as of December 31, 2017 is $1,050 and $35 of unrecognized net actuarial loss and unrecognized net prior service credit, respectively, of which $50 and $10 pre-tax, respectively, are expected to be recognized as a component of net periodic benefit cost in 2018.

43	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, including the tax effect, are as follows:

	Year Ended December 31
	2017	2016	2015
Unrealized translation	$398	$(88)	$(882)
Tax effect	89	(11)	(23)
	487	(99)	(905)

Defined benefit pension plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	159	(230)	(4)
Amortization included in net periodic benefit cost	63	52	75
2015 U.S. plan settlements (recorded in Other (income) and expense, net)	—	—	1,355
Currency and other	(66)	81	42
	156	(97)	1,468
Unrecognized prior service cost/credit
Funded status recognition	2	(1)	4
Amortization included in net periodic benefit cost	(8)	(8)	(12)
Currency and other	3	(6)	(2)
	(3)	(15)	(10)
Tax effect	(32)	28	(547)
	121	(84)	911
Other postretirement benefit plans
Unrecognized net actuarial loss and transition amount and other	(11)	(45)	55
Tax effect	3	17	(21)
	(8)	(28)	34
Cash flow hedges and other
Recognition of effective portion of hedges	(76)	44	66
Amortization included in net income	18	(20)	(53)
Currency and other	(2)	(4)	(7)
Tax effect	15	(5)	(1)
	(45)	15	5

Other	—	—	(11)
Change in AOCI	$555	$(196)	$34
Amounts are reclassified from AOCI into cost of products sold, marketing, research and general expenses, interest expense or other (income) and expense, net, as applicable, in the consolidated income statement.
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation in 2017 is primarily due to the strengthening of most foreign currencies versus the U.S. dollar, including the euro, South Korean won, British pound sterling, and Australian dollar. Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

44	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

During 2015, we acquired the remaining 49.9 percent interest in our subsidiary in Israel, Hogla-Kimberly, Ltd., for $151. As our subsidiary in Turkey was wholly-owned by our subsidiary in Israel, through this acquisition we also effectively acquired the remaining 49.9 percent interest in our subsidiary in Turkey, Kimberly-Clark Tuketim Mallari Sanayi ve Ticaret A.s.
Note 8.    Leases and Commitments
We have entered into operating leases for certain facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year are as follows:

Year Ending December 31
2018	$170
2019	130
2020	99
2021	65
2022	48
Thereafter	98
Future minimum obligations	$610
Consolidated rental expense under operating leases was $281, $271 and $279 in 2017, 2016 and 2015, respectively.
We have entered into long-term contracts for the purchase of superabsorbent materials, pulp and certain utilities. Commitments under these contracts based on current prices are $699 in 2018, $206 in 2019, $204 in 2020, $8 in 2021, $5 in 2022, and $51 beyond the year 2022.
Although we are primarily liable for payments on the above-mentioned leases and purchase commitments, our exposure to losses, if any, under these arrangements is not material.
Note 9.    Legal Matters
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
Note 10.    Objectives and Strategies for Using Derivatives
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

45	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowings. A portion of our balance sheet translation exposure for certain affiliates, which results from changes in translation rates between the affiliates’ functional currencies and the U.S. dollar, is hedged with financial instruments. These instruments are designated as net investment hedges and have an aggregate notional value of $870 at December 31, 2017. Changes in fair value of net investment hedges are recorded in AOCI as part of the cumulative translation adjustment.
At December 31, 2017 and 2016, derivative assets were $27 and $43, respectively, and derivative liabilities were $51 and $46, respectively, primarily comprised of foreign currency exchange contracts.
The derivative assets are included in the consolidated balance sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the consolidated balance sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At December 31, 2017, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $300. Fair value hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2017, and gains or losses recognized in interest expense were not significant. For each of the three years ended December 31, 2017, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of December 31, 2017, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in 2018 and future periods. As of December 31, 2017, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $795 and $200, respectively. Cash flow hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2017, and no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecast transaction no longer being probable of occurring. At December 31, 2017, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at December 31, 2017 is January 2020.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. A gain of $37 and losses of $30 and $188 were recorded in the years ending December 31, 2017, 2016 and 2015, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At December 31, 2017, the notional amount of these undesignated derivative instruments was approximately $2.4 billion.
Note 11.    Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code which impacted 2017 including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time transition tax on certain undistributed earnings of foreign subsidiaries.
The Tax Act also puts in place new tax laws that will apply prospectively, which include, but are not limited to, (1) implementing a base erosion and anti-abuse tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision designed to tax currently in the U.S. global intangible low-taxed income ("GILTI") of foreign subsidiaries, which

46	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

allows for the possibility of utilizing foreign tax credits to offset the income tax liability (subject to some limitations), and (4) a lower effective U.S. tax rate on certain revenues from sources outside the U.S.
GAAP requires the impact of tax legislation to be recorded in the period of enactment. Therefore, in connection with our initial analysis of the impact of the Tax Act, we recorded a discrete net tax expense of $76 in the period ended December 31, 2017. This amount consists of a net expense of $278 for the transition tax and a net benefit of $202 for the remeasurement of deferred taxes associated with the corporate rate reduction and our reassessment of permanently reinvested earnings. In addition, we recorded a net benefit of $152 for certain tax planning actions that were taken in the fourth quarter of 2017 in anticipation of the enactment of the Tax Act.
Other than the item noted below, we were able to make reasonable estimates of the impact of the Tax Act and have recorded provisional amounts for the transition tax, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of prospective tax related to the GILTI provisions.
At December 31, 2017, we were not able to reasonably estimate and, therefore, have not recorded deferred taxes for the GILTI provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future years, or in the period in which that tax was incurred.
An analysis of the provision for income taxes follows:

	Year Ended December 31
	2017	2016	2015
Current income taxes
United States	$463	$523	$223
State	52	53	56
Other countries	330	361	394
Total	845	937	673
Deferred income taxes
United States	(68)	(40)	(180)
State	(3)	31	(74)
Other countries	2	(6)	(1)
Total	(69)	(15)	(255)
Total provision for income taxes	$776	$922	$418
Income before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2017	2016	2015
United States	$1,995	$2,088	$451
Other countries	996	921	884
Total income before income taxes	$2,991	$3,009	$1,335

47	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Deferred income tax assets and liabilities are composed of the following:

	December 31
	2017	2016
Deferred tax assets
Pension and other postretirement benefits	$312	$499
Tax credits and loss carryforwards	470	450
Derivatives and unrealized exchange gains and losses	63	32
Share based compensation	47	86
Other	308	480
	1,200	1,547
Valuation allowances	(176)	(225)
Total deferred tax assets	1,024	1,322

Deferred tax liabilities
Property, plant and equipment, net	818	1,079
Investments in subsidiaries	117	190
Goodwill	83	83
Other	186	268
Total deferred tax liabilities	1,204	1,620
Net deferred tax assets (liabilities)	$(180)	$(298)
Valuation allowances at the end of 2017 primarily relate to tax credits, capital loss carryforwards, and income tax loss carryforwards of $743. If these items are not utilized against taxable income, $481 of the income tax loss carryforwards will expire from 2018 through 2037. The remaining $262 have no expiration date.
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
Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2017	2016	2015
U.S. statutory rate applied to income before income taxes	35.0%	35.0%	35.0%
Rate of state income taxes, net of federal tax benefit	1.1	1.8	(0.9)
Statutory rates other than U.S. statutory rate	(3.1)	(2.7)	(6.9)
Venezuela deconsolidation, balance sheet remeasurement and inflationary impacts	—	(0.1)	4.5
Uncertain tax positions adjustment(a)	—	—	3.7
Routine tax incentives	(2.7)	(4.0)	(7.4)
Net tax (benefit) cost on foreign income	(0.7)	0.1	5.1
Net impact of the Tax Act	(2.5)	—	—
Other - net(b)	(1.2)	0.5	(1.8)
Effective income tax rate	25.9%	30.6%	31.3%

(a)	In 2015, we updated our assessment of uncertain tax positions for certain international operations and as a result we recorded an immaterial income tax charge of $49 related to prior years.

(b)	Other - net is composed of numerous items, none of which is greater than 1.75 percent of income before income taxes.
Prior to the Tax Act, we considered essentially all historical earnings in our non-U.S. subsidiaries to be indefinitely reinvested, except related to certain equity investments, and, accordingly, recorded insignificant deferred income taxes.  Prior to the transition

48	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

tax, we had an excess of the amount for financial reporting over the tax basis in our foreign subsidiaries.  While the transition tax resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, an actual repatriation from our non-U.S. subsidiaries could be subject to additional foreign and U.S. state income taxes.
Deferred taxes have been recorded for foreign and U.S. state income taxes on $1.0 billion of earnings of foreign consolidated subsidiaries expected to be repatriated.  We do not intend to distribute $4.5 billion of earnings of foreign consolidated subsidiaries taxed as part of the transition tax and have not recorded any deferred taxes related to such amounts for foreign and U.S. state income taxes. We consider any excess of the amount for financial reporting over the tax basis of our investment in our foreign subsidiaries to be indefinitely reinvested. At this time, the determination of deferred tax liabilities on this amount is not practicable.
Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2017	2016	2015
Balance at January 1	$321	$406	$416
Gross increases for tax positions of prior years	50	20	80
Gross decreases for tax positions of prior years	(23)	(104)	(61)
Gross increases for tax positions of the current year	37	39	59
Settlements	(19)	(29)	(63)
Other	(12)	(11)	(25)
Balance at December 31	$354	$321	$406
Of the amounts recorded as unrecognized tax benefits at December 31, 2017, $297 would reduce our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During each of the three years ended December 31, 2017, the net impact in interest and penalties was not significant. Total accrued penalties and net accrued interest was $35 and $47 at December 31, 2017 and 2016, respectively.
It is reasonably possible that a number of uncertainties could be resolved within the next 12 months. The aggregate resolution of the uncertainties could be up to $220, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.
As of December 31, 2017, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2014 to 2017
United Kingdom	2012 to 2017
Brazil	2012 to 2017
South Korea	2014 to 2017
China	2008 to 2017
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

49	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Note 12.    Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

(Millions of shares)	2017	2016	2015
Basic	353.6	359.4	363.8
Dilutive effect of stock options and restricted share unit awards	2.3	2.3	2.5
Diluted	355.9	361.7	366.3
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of December 31, 2017, 2016 and 2015 was 351.1 million, 356.6 million and 360.9 million, respectively.
Note 13.    Business Segment Information
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

Net sales to Walmart Inc. as a percent of our consolidated net sales were approximately 14 percent in 2017, 2016 and 2015.

50	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Information concerning consolidated operations by business segment is presented in the following tables:
Consolidated Operations by Business Segment

	Year Ended December 31
	2017	2016	2015
NET SALES(a)
Personal Care	$9,078	$9,046	$9,204
Consumer Tissue	5,932	5,967	6,121
K-C Professional	3,208	3,150	3,219
Corporate & Other	41	39	47
TOTAL NET SALES	$18,259	$18,202	$18,591

OPERATING PROFIT(b)
Personal Care	$1,907	$1,857	$1,885
Consumer Tissue	1,034	1,117	1,073
K-C Professional	633	603	590
Corporate & Other(c)	(248)	(252)	(367)
Other (income) and expense, net(d)	27	8	1,568
TOTAL OPERATING PROFIT	$3,299	$3,317	$1,613

(a)	Net sales in the U.S. to third parties totaled $8,698, $8,874 and $8,819 in 2017, 2016 and 2015, respectively. No other individual country's net sales exceeds 10 percent of total net sales.

(b)	Segment operating profit excludes other (income) and expense, net and income and expenses not associated with the business segments.

(c)
Corporate & Other includes charges related to the 2014 Organization Restructuring of $38 and $63 in 2016 and 2015, respectively, and $5 related to the remeasurement of the Venezuelan balance sheet in 2015. Corporate & Other also includes charges of $23 for restructuring in Turkey in 2015.

(d)
Other (income) and expense, net for 2017 includes a charge of $24 for the early redemption of debt, 2016 and 2015 includes income of $11 and a charge of $108, respectively, related to the deconsolidation of our Venezuelan operations, and 2015 includes charges of $40 related to the remeasurement of the Venezuelan balance sheet. In addition, 2015 includes $1,358 for charges related to pension settlements.

51	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

	Personal Care	Consumer Tissue	K-C Professional	Corporate & Other	Total
Depreciation and Amortization
2017	$324	$283	$112	$5	$724
2016	305	280	116	4	705
2015	340	282	121	3	746
Capital Spending
2017	405	281	92	7	785
2016	421	250	95	5	771
2015	590	344	116	6	1,056
Goodwill(a)
2017	617	559	400	—	1,576
2016	549	538	393	—	1,480
2015	533	524	389	—	1,446
Assets
2017	6,592	5,007	2,255	1,297	15,151
2016	6,141	4,761	2,151	1,549	14,602
2015	6,330	5,050	2,264	1,198	14,842

(a)	In 2017, we acquired the remaining 50 percent of our joint venture in India, which resulted in the recognition of $35 of personal care goodwill. All other changes in goodwill are related to currency.
Sales of Principal Products

(Billions of dollars)	2017	2016	2015
Consumer tissue products	$5.9	$6.0	$6.1
Baby and child care products	6.3	6.4	6.6
Away-from-home professional products	3.2	3.1	3.2
All other	2.9	2.7	2.7
Consolidated	$18.3	$18.2	$18.6
Note 14.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2017	2016	2015
Advertising expense	$648	$665	$710
Research expense	311	328	324

52	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation's Share of Net Income
2017	$2,191	$627	$378	$214	$104
2016	2,138	720	454	276	132
2015	2,255	773	497	308	149
	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Stockholders' Equity
2017	$828	$1,232	$415	$1,125	$520
2016	963	1,168	531	1,046	554
2015	1,103	993	508	1,068	520
Equity companies are principally engaged in operations in the personal care and consumer tissue businesses. At December 31, 2017, our ownership interest in KCM and subsidiaries was 47.9 percent. KCM is partially owned by the public, and its stock is publicly traded in Mexico. At December 31, 2017, our investment in this equity company was $170, and the estimated fair value of the investment was $2.6 billion based on the market price of publicly traded shares. Our other equity ownership interests are not significant to our consolidated balance sheet or financial results.
At December 31, 2017, undistributed net income of equity companies included in consolidated retained earnings was $1.1 billion.
Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, Net	2017	2016
From customers	$2,203	$2,077
Other	168	167
Less allowance for doubtful accounts and sales discounts	(56)	(68)
Total	$2,315	$2,176

	December 31
	2017			2016
Summary of Inventories by Major Class	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$87	$258	$345	$93	$236	$329
Work in process	110	103	213	114	89	203
Finished goods	421	684	1,105	430	600	1,030
Supplies and other	—	303	303	—	280	280
	618	1,348	1,966	637	1,205	1,842
Excess of FIFO or weighted-average cost over LIFO cost	(176)	—	(176)	(163)	—	(163)
Total	$442	$1,348	$1,790	$474	$1,205	$1,679
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

53	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

	December 31
Summary of Property, Plant and Equipment, Net	2017	2016
Land	$173	$163
Buildings	2,830	2,612
Machinery and equipment	14,612	13,591
Construction in progress	300	488
	17,915	16,854
Less accumulated depreciation	(10,479)	(9,685)
Total	$7,436	$7,169
Property, plant and equipment, net in the U.S. as of December 31, 2017 and 2016 was $3,591 and $3,638, respectively.

	December 31
Summary of Accrued Expenses	2017	2016
Accrued advertising and promotion	$394	$373
Accrued salaries and wages	449	426
Accrued rebates	227	220
Accrued taxes - income and other	249	259
Accrued interest	68	96
Derivatives	45	44
Other	298	357
Total	$1,730	$1,775
Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Operating Working Capital	Year Ended December 31
	2017	2016	2015
Accounts receivable	$(44)	$(23)	$60
Inventories	(33)	230	(28)
Trade accounts payable	174	(61)	44
Accrued expenses	(102)	26	(110)
Accrued income taxes	(176)	121	(81)
Derivatives	(47)	43	(63)
Currency and other	80	(2)	(267)
Total	$(148)	$334	$(445)

	Year Ended December 31
Other Cash Flow Data	2017	2016	2015
Interest paid	$354	$315	$308
Income taxes paid	961	744	695

54	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Note 15.    Subsequent Events - Announcement of 2018 Global Restructuring Program
On January 23, 2018, we announced a new global restructuring program. The 2018 Global Restructuring Program will reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization.   The program will make our overhead organization structure and manufacturing supply chain less complex and more efficient. We expect to close or sell approximately 10 manufacturing facilities and expand production capacity at several others. We expect to exit or divest some lower-margin businesses that generate approximately 1 percent of our net sales. The sales are concentrated in our consumer tissue business segment. The restructuring is expected to impact all of our business segments and our organizations in all major geographies. Workforce reductions are expected to be in the range of 5,000 to 5,500. Certain capital appropriations under the 2018 Global Restructuring Program are being finalized. Accounting for actions related to each appropriation will commence when the appropriation is authorized for execution.
The restructuring is expected to be completed by the end of 2020, with total costs anticipated to be $1.7 billion to $1.9 billion pre-tax ($1.35 billion to $1.5 billion after tax). Cash costs are expected to be $900 to $1.0 billion, primarily related to workforce reductions.  Non-cash charges are expected to be $800 to $900 pre-tax and will primarily consist of incremental depreciation and asset impairments. Restructuring charges in 2018 are expected to be $1.2 billion to $1.35 billion pre-tax ($950 to $1.05 billion after tax).

55	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Kimberly-Clark Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Table of Contents at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2018, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 8, 2018
We have served as the Corporation’s auditor since 1928.

56	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective.
Deloitte & Touche LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, and has expressed an unqualified opinion in their report, which appears in this report.
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
Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of
Kimberly-Clark Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, of the Corporation and our report dated February 8, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control Over

57	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 8, 2018
ITEM 9B.    OTHER INFORMATION
None.

58	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2018 Proxy Statement for the Annual Meeting of Stockholders (the "2018 Proxy Statement") are incorporated in this Item 10 by reference:

•	"The Nominees" under "Proposal 1. Election of Directors," which identifies our directors and nominees for our Board of Directors.

•	"Other Information - Section 16(a) Beneficial Ownership Reporting Compliance."

•	"Corporate Governance - Other Corporate Governance Policies and Practices - Code of Conduct," which describes our Code of Conduct.

•
"Corporate Governance - Stockholder Rights," "Proposal 1. Election of Directors," "Other Information - Stockholder Director Nominees for Inclusion in Next Year's Proxy Statement," and "Other Information - Stockholder Director Nominees Not Included in Next Year's Proxy Statement," which describe the procedures by which stockholders may nominate candidates for election to our Board of Directors.

•	"Corporate Governance - Board Committees - Audit Committee," which identifies members of the Audit Committee of our Board of Directors and audit committee financial experts.
Information regarding our executive officers is reported under the caption "Executive Officers of the Registrant" in Part I of this Report.
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of our 2018 Proxy Statement captioned "Compensation Discussion and Analysis," "Compensation Tables," "Director Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Other Information - CEO Pay Ratio Disclosure" is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the sections of our 2018 Proxy Statement captioned "Compensation Tables - Equity Compensation Plan Information" and "Other Information - Security Ownership Information" is incorporated in this Item 12 by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of our 2018 Proxy Statement captioned "Other Information - Transactions with Related Persons" and "Corporate Governance - Director Independence" is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the sections of our 2018 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditor" is incorporated in this Item 14 by reference.

59	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements.
The financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial statement schedules.
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

Exhibit No. (2)a.
Distribution Agreement, dated October 31, 2014, between Halyard Health, Inc. and the Corporation, incorporated by reference to Exhibit No. 2.1 of the Corporation's Current Report on Form 8-K filed on November 5, 2014.

Exhibit No. (3)a.	Amended and Restated Certificate of Incorporation, dated April 30, 2009, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K filed on May 1, 2009.

Exhibit No. (3)b.	By-Laws, as amended December 14, 2015, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K filed on December 14, 2015.

Exhibit No. (4).	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (10)a.
Management Achievement Award Program, as amended and restated November 13, 2008, incorporated by reference to Exhibit No. (10)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit No. (10)b.	Executive Severance Plan, as amended and restated as of December 31, 2017, incorporated by reference to Exhibit No. (10)b of the Corporation's Current Report on Form 8-K filed on November 16, 2017.*

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

60	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Exhibit No. (10)g.	Outside Directors' Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.*

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
Kimberly-Clark Corporation Supplemental Retirement 401(k) and Profit Sharing Plan, as amended and restated, effective January 1, 2010, incorporated by reference to Exhibit No. (10)j of the Corporation's Current Report on Form 8-K filed on December 21, 2009.*

Exhibit No. (10)l.
2011 Outside Directors' Compensation Plan, as amended and restated, effective May 4, 2016, incorporated by reference to Exhibit No. (10)l of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

Exhibit No. (10)m.
2011 Equity Participation Plan, as amended and restated, effective April 21, 2011, incorporated by reference to Exhibit No. 10.2 of the Corporation's Current Report on Form 8-K filed on April 26, 2011.*

Exhibit No. (10)n.
Form of Award Agreements under 2011 Equity Participation Plan for Nonqualified Stock Options, incorporated by reference to Exhibit No. (10)n of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

Exhibit No. (10)p.
Severance Pay Plan, amended and restated, effective January 1, 2017, incorporated by reference to Exhibit No. (10)p of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.*

Exhibit No. (10)q.
Form of Award Agreements under 2011 Equity Participation Plan for Performance Restricted Stock Units, incorporated by reference to Exhibit No. (10)q of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

Exhibit No. (10)r.
Form of Award Agreements under 2011 Equity Participation Plan for Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)r of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

Exhibit No. (10)v.
Tax Matters Agreement, dated October 31, 2014, between Halyard Health, Inc. and the Corporation, incorporated by reference to Exhibit No. 10.1 of the Corporation's Current Report on Form 8-K filed on November 5, 2014.

Exhibit No. (12).	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2017, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

61	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS	XBRL Instance Document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

62	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 8, 2018	By:	/s/ Maria Henry
Maria Henry
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Falk	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 8, 2018
Thomas J. Falk

/s/ Maria Henry	Senior Vice President and Chief Financial Officer (principal financial officer)	February 8, 2018
Maria Henry

/s/ Michael T. Azbell	Vice President and Controller (principal accounting officer)	February 8, 2018
Michael T. Azbell

Directors

John F. Bergstrom	James M. Jenness
Abelardo E. Bru	Nancy J. Karch
Robert W. Decherd	Christa S. Quarles
Fabian T. Garcia	Ian C. Read
Michael D. Hsu	Marc J. Shapiro
Mae C. Jemison	Michael D. White

By:	/s/ Jeffrey P. Melucci	February 8, 2018
Jeffrey P. Melucci Attorney-in-Fact

63	KIMBERLY-CLARK CORPORATION - 2017 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2017
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$50	$8	$2	$22	(b)	$38
Allowances for sales discounts	18	247	—	247	(c)	18
December 31, 2016
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$50	$8	$3	$11	(b)	$50
Allowances for sales discounts	15	254	—	251	(c)	18
December 31, 2015
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$50	$12	$(10)	$2	(b)	$50
Allowances for sales discounts	16	256	(1)	256	(c)	15

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2017
Deferred taxes
Valuation allowance	$225	$(59)	$—	$(10)	$176
December 31, 2016
Deferred taxes
Valuation allowance	$274	$(45)	$—	$4	$225
December 31, 2015
Deferred taxes
Valuation allowance	$215	$78	$—	$19	$274

(a)	Represents the net currency effects of translating valuation allowances at current rates of exchange.

64	KIMBERLY-CLARK CORPORATION - 2017 Annual Report