Form 10-Q
period 2018-03-31
KIMBERLY CLARK CORP
filed 2018-04-23
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 16, 2018, there were 349,329,075 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2018	2017
Net Sales	$4,731	$4,504
Cost of products sold	3,407	2,844
Gross Profit	1,324	1,660
Marketing, research and general expenses	1,079	807
Other (income) and expense, net	(2)	5
Operating Profit	247	848
Nonoperating expense	(9)	(14)
Interest income	2	2
Interest expense	(66)	(83)
Income Before Income Taxes and Equity Interests	174	753
Provision for income taxes	(104)	(207)
Income Before Equity Interests	70	546
Share of net income of equity companies	27	29
Net Income	97	575
Net income attributable to noncontrolling interests	(4)	(12)
Net Income Attributable to Kimberly-Clark Corporation	$93	$563

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$0.27	$1.58
Diluted	$0.26	$1.57

Cash Dividends Declared	$1.00	$0.97

See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2018	2017
Net Income	$97	$575
Other Comprehensive Income, Net of Tax
Unrealized currency translation adjustments	117	267
Employee postretirement benefits	—	(2)
Other	(1)	(16)
Total Other Comprehensive Income, Net of Tax	116	249
Comprehensive Income	213	824
Comprehensive income attributable to noncontrolling interests	(5)	(31)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$208	$793
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2018 Data is Unaudited)

(Millions of dollars)	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$626	$616
Accounts receivable, net	2,470	2,315
Inventories	1,778	1,790
Other current assets	498	490
Total Current Assets	5,372	5,211
Property, Plant and Equipment, Net	7,328	7,436
Investments in Equity Companies	260	233
Goodwill	1,576	1,576
Other Assets	767	695
TOTAL ASSETS	$15,303	$15,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,599	$953
Trade accounts payable	2,826	2,834
Accrued expenses	1,899	1,730
Dividends payable	350	341
Total Current Liabilities	6,674	5,858
Long-Term Debt	6,081	6,472
Noncurrent Employee Benefits	1,152	1,184
Deferred Income Taxes	421	395
Other Liabilities	359	299
Redeemable Preferred Securities of Subsidiaries	61	61
Stockholders' Equity
Kimberly-Clark Corporation	317	629
Noncontrolling Interests	238	253
Total Stockholders' Equity	555	882
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,303	$15,151
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2018	2017
Operating Activities
Net income	$97	$575
Depreciation and amortization	211	178
Asset impairments	74	—
Stock-based compensation	18	20
Deferred income taxes	(27)	(25)
Net losses on asset dispositions	36	5
Equity companies' earnings in excess of dividends paid	(27)	(26)
Operating working capital	103	(264)
Postretirement benefits	(41)	(21)
Other	98	(6)
Cash Provided by Operations	542	436
Investing Activities
Capital spending	(189)	(215)
Investments in time deposits	(83)	(37)
Maturities of time deposits	19	70
Other	(3)	4
Cash Used for Investing	(256)	(178)
Financing Activities
Cash dividends paid	(341)	(329)
Change in short-term debt	249	196
Debt repayments	(2)	(8)
Proceeds from exercise of stock options	14	78
Acquisitions of common stock for the treasury	(197)	(295)
Other	(6)	(9)
Cash Used for Financing	(283)	(367)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	7	21
Change in Cash and Cash Equivalents	10	(88)
Cash and Cash Equivalents - Beginning of Period	616	923
Cash and Cash Equivalents - End of Period	$626	$835
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10‑K for the year ended December 31, 2017. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
In prior years, we followed an accounting practice whereby costs associated with sales of K-C Professional dispensers were classified as a reduction in revenue, similar to sales incentives. Effective January 1, 2018, we changed this practice and now classify these costs as cost of products sold. This change resulted in an immaterial increase in net sales and cost of products sold and all applicable amounts included in this filing have been recast accordingly.
Recently Adopted Accounting Standards
The Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit (presented as "Nonoperating expense" in our consolidated income statement). We adopted this standard as of January 1, 2018 and applied the amendments retrospectively, and all applicable amounts included in this filing have been recast accordingly. We used the practical expedient that permits us to use the amounts previously disclosed in our employee postretirement benefits note for the prior comparative periods as the basis for applying the retrospective presentation requirements.
The FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. We adopted this standard as of January 1, 2018 on a modified retrospective basis and recorded an immaterial cumulative adjustment to retained earnings.
The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted this ASU effective January 1, 2018 on a full retrospective basis. Adoption of this standard did not result in significant changes to our accounting policies, business processes, systems or controls, or have a material impact on our financial position, results of operations and cash flows or related disclosures. As such, prior period financial statements were not recast. We primarily generate revenue from the sale of finished products and recognize revenue at the time of product shipment or delivery, depending on when control passes. Rebate and promotion accruals are based on estimates of the quantity of customer sales. Promotion accruals also consider estimates of the number of consumer coupons that will be redeemed and timing and costs of activities within the promotional programs. The cost of promotion activities provided to customers is classified as a reduction in sales revenue. Under ASU No. 2014-09, effective January 1, 2018 for interim reporting, the estimated redemption value of consumer coupons and related expense are recorded when the related revenue from customers is recognized.  In prior years, these costs were recognized at the time of coupon issuance.  The impact of this change was not material.
Accounting Standards Issued - Not Yet Adopted
The FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard will permit entities to reclassify tax effects stranded in accumulated other comprehensive income ("AOCI") as a result of U.S. tax reform to retained earnings. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The effects of this standard on our financial position, results of operations and cash flows are not expected to be material.

The FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The standard makes more financial and non-financial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements and changes how companies assess effectiveness. For public companies, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period. The effects of this standard on our financial position, results of operations and cash flows are not expected to be material.
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
Note 2.    2018 Global Restructuring Program
On January 23, 2018, we announced the 2018 Global Restructuring Program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. We expect to close or sell approximately 10 manufacturing facilities and expand production capacity at several others. We expect to exit or divest some lower-margin businesses that generate approximately 1 percent of our net sales. The sales are concentrated in our consumer tissue business segment. The restructuring is expected to impact our organizations in all major geographies. Workforce reductions are expected to be in the range of 5,000 to 5,500. Certain capital appropriations under the 2018 Global Restructuring Program are being finalized. Accounting for actions related to each appropriation will commence when the appropriation is authorized for execution.
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
The following charges were incurred in connection with the 2018 Global Restructuring Program:

Three Months Ended March 31, 2018
Cost of products sold:
Charges for workforce reductions	$119
Asset impairments	74
Asset write-offs	55
Incremental depreciation	28
Other exit costs	1
Total	277
Marketing, research and general expenses:
Charges for workforce reductions	286
Other exit costs	14
Total	300
Total charges	577
Provision for income taxes	(143)
Net charges	434
Net impact related to equity companies and noncontrolling interests	(6)
Net charges attributable to Kimberly-Clark Corporation	$428
The asset impairments charge measurement was based on the excess of the carrying value of the impacted asset groups over their fair values. These fair values were measured using discounted cash flows, expected over the limited time the assets would remain in use, and as a result, the assets were essentially written off. The use of discounted cash flows represents a level 3 measure under the fair value hierarchy.

See Note 8 for charges by segment.
The following summarizes the restructuring liabilities activity for the quarter:

2018
Restructuring liabilities at January 1	$—
Charges for workforce reductions and other exit costs	418
Cash payments	(14)
Currency and other	3
Restructuring liabilities at March 31	$407
Of the $407 total restructuring liabilities, $306 recorded in Accrued expenses flows through Operating working capital in our consolidated cash flow statement and the remaining $101 recorded in Other Liabilities flows through Other under operating activities in our consolidated cash flow statement.
Note 3. U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made changes to the U.S. tax code, which included (1) reduced U.S. corporate tax rate from 35 percent to 21 percent, (2) implemented a base erosion and anti-abuse tax, (3) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries, (4) a new provision designed to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries which allows for the possibility of utilizing foreign tax credits to offset the tax liability (subject to some limitations), (5) a lower effective U.S. tax rate on certain revenues from sources outside the U.S., and (6) a one-time transition tax on certain undistributed earnings of foreign subsidiaries.
In the period ended December 31, 2017, we recorded a provisional discrete net tax benefit associated with the Tax Act and related matters. In the quarter ended March 31, 2018, we recorded discrete net tax expense of $82 primarily related to recently issued guidance affecting tax benefits we recorded in fourth quarter 2017 for certain tax planning actions taken in anticipation of the Tax Act.
As of March 31, 2018, the amounts recorded for the Tax Act remain provisional for the transition tax, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the GILTI provisions. At March 31, 2018, we were not able to reasonably estimate, and therefore have not recorded, deferred taxes for the GILTI provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method. We have, however, included an estimate of the current GILTI impact in our tax provision for 2018.
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
During the three months ended March 31, 2018 and for the full year 2017, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At March 31, 2018 and December 31, 2017, derivative assets were $30 and $27, respectively, and derivative liabilities were $69 and $51, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $61 at both March 31, 2018 and December 31, 2017. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. The fair values of the remaining redeemable securities were based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $68 at both March 31, 2018 and December 31, 2017. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		March 31, 2018		December 31, 2017
Assets
Cash and cash equivalents(a)	1	$626	$626	$616	$616
Time deposits(b)	1	252	252	185	185
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	794	794	547	547
Long-term debt(d)	2	6,886	7,186	6,878	7,398

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

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended March 31
(Millions of shares)	2018	2017
Basic	350.4	356.0
Dilutive effect of stock options and restricted share unit awards	2.2	2.6
Diluted	352.6	358.6
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of March 31, 2018 and 2017 was 349.6 million and 355.2 million, respectively.

Note 6. Stockholders' Equity
Set forth below is a reconciliation for the three months ended March 31, 2018 of the carrying amount of total stockholders' equity from the beginning of the period to the end of the period.

	Stockholders' Equity Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2017	$629	$253
Net Income	93	3
Other comprehensive income, net of tax	115	1
Stock-based awards exercised or vested	14	—
Recognition of stock-based compensation	17	—
Shares repurchased	(211)	—
Dividends declared	(350)	(20)
Other	10	1
Balance at March 31, 2018	$317	$238
During the three months ended March 31, 2018, we repurchased 1.8 million shares at a total cost of $204 pursuant to a share repurchase program authorized by our Board of Directors.
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
The change in net unrealized currency translation for the three months ended March 31, 2018 was primarily due to the strengthening of the British pound sterling and euro versus the U.S. dollar.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans	Cash Flow Hedges and Other
Balance as of December 31, 2016	$(2,351)	$(1,097)		$(31)	$5
Other comprehensive income (loss) before reclassifications	248	(11)		—	(15)
(Income) loss reclassified from AOCI	—	9	(a)	—	(1)
Net current period other comprehensive income (loss)	248	(2)		—	(16)
Balance as of March 31, 2017	$(2,103)	$(1,099)		$(31)	$(11)

Balance as of December 31, 2017	$(1,864)	$(976)		$(39)	$(40)
Other comprehensive income (loss) before reclassifications	116	(10)		—	(9)
(Income) loss reclassified from AOCI	—	10	(a)	—	8
Net current period other comprehensive income (loss)	116	—		—	(1)
Balance as of March 31, 2018	$(1,748)	$(976)		$(39)	$(41)

(a)	Included in computation of net periodic benefit costs.
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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowings. A portion of our balance sheet translation exposure for certain affiliates, which results from changes in translation rates between the affiliates’ functional currencies and the U.S. dollar, is hedged with financial instruments. These instruments are designated as net investment hedges and have an aggregate notional value of $1.0 billion at March 31, 2018. Changes in fair value of net investment hedges are recorded in AOCI as part of the cumulative translation adjustment.
At March 31, 2018 and December 31, 2017, derivative assets were $30 and $27, respectively, and derivative liabilities were $69 and $51, respectively, primarily comprised of foreign currency exchange contracts.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. As of March 31, 2018, the aggregate notional value of outstanding interest rate contracts designated as fair value hedges was $300. Fair value hedges resulted in no significant ineffectiveness in the three months ended March 31, 2018 and 2017, and gains or losses recognized in interest expense for interest rate swaps were not significant. For the three months ended March 31, 2018 and 2017, no gains or losses were recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of March 31, 2018, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2018 and future periods. As of March 31, 2018, the aggregate notional value of outstanding foreign exchange contracts designated as cash flow hedges was $764. Cash flow hedges resulted in no significant ineffectiveness for the three months ended March 31, 2018 and 2017, and no significant gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2018, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at March 31, 2018 is March 2020.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. A gain of $3 and a loss of $3 were recorded in the three months ended March 31, 2018 and 2017, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At March 31, 2018, the notional amount of these undesignated derivative instruments was approximately $2.3 billion.
Note 8. Business Segment Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care, Consumer Tissue and K-C Professional. The reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes other (income) and expense, net and income and expense not associated with ongoing operations of the business segments, including the costs of corporate decisions related to the 2018 Global Restructuring Program described in Note 2.

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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended March 31
	2018	2017	Change
NET SALES
Personal Care	$2,307	$2,250	+3%
Consumer Tissue	1,579	1,455	+9%
K-C Professional	832	789	+5%
Corporate & Other	13	10	N.M.
TOTAL NET SALES	$4,731	$4,504	+5%

OPERATING PROFIT
Personal Care	$470	$487	-3%
Consumer Tissue	249	280	-11%
K-C Professional	158	149	+6%
Corporate & Other(a)	(632)	(63)	N.M.
Other (income) and expense, net(a)	(2)	5	N.M.
TOTAL OPERATING PROFIT	$247	$848	-71%
N.M. - Not Meaningful

(a)
Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including charges related to the 2018 Global Restructuring Program. The first quarter 2018 restructuring charges related to the business segments were $314 in personal care, $141 in consumer tissue and $95 in K-C Professional.

Note 9. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2018			December 31, 2017
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$86	$266	$352	$87	$258	$345
Work in process	102	101	203	110	103	213
Finished goods	412	685	1,097	421	684	1,105
Supplies and other	—	304	304	—	303	303
	600	1,356	1,956	618	1,348	1,966
Excess of FIFO or weighted-average cost over LIFO cost	(178)	—	(178)	(176)	—	(176)
Total	$422	$1,356	$1,778	$442	$1,348	$1,790
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2018	December 31, 2017
Land	$175	$173
Buildings	2,861	2,830
Machinery and equipment	14,604	14,612
Construction in progress	323	300
	17,963	17,915
Less accumulated depreciation	(10,635)	(10,479)
Total	$7,328	$7,436

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis ("MD&A") of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of First Quarter 2018 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea.
This section presents a discussion and analysis of our first quarter 2018 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Changes in foreign currency exchange rates and acquisitions and divestitures also impact the year-over-year change in net sales. Our analysis compares the three months ended March 31, 2018 results to the same period in 2017.
Effective January 1, 2018, we adopted ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and accordingly presented the other components of net benefit costs separately from the service cost component and outside of operating profit (presented as "Nonoperating expense" in our consolidated income statement). Prior periods have been recast for the adoption of this standard.
In prior years, we followed an accounting practice whereby costs associated with sales of K-C Professional dispensers were classified as a reduction in revenue, similar to sales incentives. Effective January 1, 2018, we changed this practice and now classify these costs as cost of products sold. This change resulted in an immaterial increase in net sales and cost of products sold and all applicable amounts included in this filing have been recast accordingly.
Throughout this MD&A, we refer to financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S., or GAAP, and are therefore referred to as non-GAAP financial measures. These measures include adjusted gross and operating profit, adjusted net income, adjusted earnings per share, adjusted other (income) and expense, net and adjusted effective tax rate. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight into some of the financial measures used to evaluate management.
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:

•
2018 Global Restructuring Program - In 2018, we initiated this restructuring program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. Results in first quarter 2018 include charges related to this program. See Note 2 to the consolidated financial statements for details.

•
U.S. Tax Reform Related Matters - In the first quarter of 2018, we recognized a net charge associated with U.S. tax reform related matters. See Note 3 to the consolidated financial statements for details.

Overview of First Quarter 2018 Results

•
Net sales of $4.7 billion increased 5 percent compared to the year-ago period. Changes in foreign currency exchange rates benefited sales by 3 percent. Organic sales rose 2 percent, including 3 percent growth in North American consumer products.

•
Operating profit was $247 in 2018 and $848 in 2017. Net Income Attributable to Kimberly-Clark Corporation was $93 in 2018 compared to $563 in 2017, and diluted earnings per share were $0.26 in 2018 compared to $1.57 in 2017. Results in 2018 included pre-tax $577 (after tax $428) of charges related to the 2018 Global Restructuring Program, and a net charge of $82 associated with tax reform related matters.

Results of Operations and Related Information
This section presents a discussion and analysis of our first quarter 2018 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended March 31
	2018	2017	Percent Change
Net Sales:
North America	$2,385	$2,324	+3%
Outside North America	2,422	2,263	+7%
Intergeographic sales	(76)	(83)	N.M.
Total Net Sales	4,731	4,504	+5%
Operating Profit:
North America	553	580	-5%
Outside North America	324	336	-4%
Corporate & Other(a)	(632)	(63)	N.M.
Other (income) and expense, net(a)	(2)	5	N.M.
Total Operating Profit	247	848	-71%
Share of net income of equity companies	27	29	-7%
Net Income Attributable to Kimberly-Clark Corporation	93	563	-83%
Diluted Earnings per Share	0.26	1.57	-83%

(a)	Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended March 31, 2018
	As Reported	2018 Global Restructuring Program	U.S. Tax Reform Related Matters	As Adjusted Non-GAAP
Cost of products sold	$3,407	$277	$—	$3,130
Gross Profit	1,324	(277)	—	1,601
Marketing, research and general expenses	1,079	300	—	779
Operating Profit	247	(577)	—	824
Provision for income taxes	(104)	143	(82)	(165)
Effective tax rate	59.8%	—	—	22.0%
Share of net income of equity companies	27	(3)	—	30
Net income attributable to noncontrolling interests	(4)	9	—	(13)
Net Income Attributable to Kimberly-Clark Corporation	93	(428)	(82)	603
Diluted Earnings per Share(a)	0.26	(1.21)	(0.23)	1.71
(a) "As Adjusted Non-GAAP" does not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Net Sales	Percent Change	Adjusted Operating Profit	Percent Change
Volume	3	Volume	7
Net Price	(1)	Net Price	(6)
Mix/Other	—	Input Costs	(21)
Acquisition	—	Cost Savings	11
Currency	3	Currency Translation	2
Total(a)	5	Other(c)	4
Organic(b)	2	Total	(3)
(a) Total may not equal the sum of volume, net price, mix/other, acquisition and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
First quarter net sales of $4.7 billion increased 5 percent compared to the year-ago period. Changes in foreign currency exchange rates benefited sales by 3 percent. Organic sales increased 2 percent, as sales volumes increased 3 percent while changes in net selling prices decreased sales by 1 percent. In North America, organic sales increased 3 percent in consumer products and 2 percent in K-C Professional. Outside North America, organic sales rose 2 percent in developed markets and 1 percent in D&E markets.
First quarter operating profit was $247 in 2018 and $848 in 2017. Results in 2018 included $577 of charges related to the 2018 Global Restructuring Program. First quarter 2018 adjusted operating profit was $824. Results were impacted by $175 of higher input costs, driven by a $105 increase in pulp and a $45 increase in other raw materials. The operating profit comparison was also affected by lower net selling prices. Results benefited from $90 of cost savings from the company’s FORCE (Focused On Reducing Costs Everywhere) program, volume growth, reduced marketing, research and general spending and $20 of favorable foreign currency translation effects.
The first quarter effective tax rate was 59.8 percent in 2018 and 27.5 percent in 2017. The rate in 2018 included an $82 net charge associated with U.S. tax reform related matters. The first quarter 2018 adjusted effective tax rate was 22.0 percent compared to 27.5 percent in 2017. The comparison benefited from a lower U.S. federal tax rate in 2018, in addition to resolution of certain matters.
Our share of net income of equity companies in the first quarter was $27 in 2018 and $29 in 2017. Kimberly-Clark de Mexico, S.A.B. de C.V. ("K-C de Mexico") results benefited from organic sales growth, favorable currency effects and cost savings, but were negatively impacted by higher input costs.
Diluted earnings per share for the first quarter was $0.26 in 2018 and $1.57 in 2017. First quarter adjusted earnings per share were $1.71 in 2018, an increase of 9 percent compared to diluted earnings per share of $1.57 in 2017.

Results by Business Segments
Personal Care

Three Months Ended March 31			Three Months Ended March 31
2018		2017	2018		2017
Net Sales	$2,307	$2,250	Operating Profit	$470	$487

Net Sales		Percent Change	Operating Profit		Percent Change
Volume		1	Volume		3
Net Price		(2)	Net Price		(10)
Mix/Other		1	Input Costs		(11)
Acquisition		1	Cost Savings		10
Currency		2	Currency Translation		2
Total(a)		3	Other(c)		3
Organic(b)		—	Total		(3)
(a) Total may not equal the sum of volume, net price, mix/other, acquisition and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
First quarter net sales of $2.3 billion increased 3 percent compared to prior year. Changes in currency rates and last year’s acquisition of our joint venture in India benefited sales by 2 percent and 1 percent, respectively. Sales volumes increased 1 percent and changes in product mix increased sales by 1 percent, while changes in net selling prices decreased sales by 2 percent. First quarter operating profit of $470 decreased 3 percent. The comparison was impacted by input cost inflation and lower net selling prices. Results benefited from cost savings, reduced marketing, research and general spending, volume growth and favorable currency effects.
Net sales in North America improved 1 percent. Sales volumes increased 3 percent, while changes in net selling prices decreased sales by 2 percent, including higher promotion spending in the baby care and adult care categories. Volumes were up mid-single digits in child care and low-single digits in both Huggies diapers and adult care.
Net sales in D&E markets increased 3 percent. The acquisition of our joint venture in India increased sales by 2 percent and favorable currency rates benefited sales by 1 percent. Changes in product mix improved sales by 2 percent and sales volumes increased 1 percent, while changes in net selling prices decreased sales by 3 percent. Volumes increased in Eastern Europe and Latin America, but decreased in China.
Net sales in developed markets outside North America increased 6 percent, including an 8 percent benefit from favorable currency rates. Sales volumes were down 4 percent, driven by South Korea. The combined impact of changes in net selling prices and product mix benefited sales by 2 percent.

Consumer Tissue

Three Months Ended March 31				Three Months Ended March 31
2018		2017		2018	2017
Net Sales	$1,579	$1,455	Operating Profit	$249	$280

Net Sales		Percent Change		Operating Profit	Percent Change
Volume		7		Volume	14
Net Price		—		Net Price	—
Mix/Other		(2)		Input Costs	(36)
Acquisition		—		Product Mix	(9)
Currency		3		Cost Savings	11
Total(a)		9		Currency Translation	2
				Other(c)	7
Organic(b)		5		Total	(11)
(a) Total may not equal the sum of volume, net price, mix/other, acquisition and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Includes impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
First quarter net sales of $1.6 billion increased 9 percent compared to prior year. Sales volumes increased 7 percent, while changes in product mix decreased sales by 2 percent. Changes in currency rates benefited sales by more than 3 percent. First quarter operating profit of $249 decreased 11 percent. The comparison was impacted by input cost inflation and unfavorable product mix. Results benefited from volume growth, cost savings, reduced marketing, research and general spending and favorable currency effects.
Net sales in North America increased 6 percent. Sales volumes increased 9 percent compared to the year-ago period when sales volumes declined 7 percent. Changes in product mix decreased sales by 3 percent and net selling prices were down slightly. The volume comparison reflected increased promotion support, changes in the timing of promotion activity and a severe cold and flu season that benefited facial tissue sales. The decline in product mix was mostly due to promotion activity.
Net sales in D&E markets increased 7 percent, including a 3 percent benefit from favorable currency rates. Sales volumes increased more than 4 percent, driven by Asia-Pacific, while changes in net selling prices decreased sales by 1 percent.
Net sales in developed markets outside North America increased 17 percent. Favorable currency rates benefited sales by 11 percent, mostly in Western/Central Europe. Sales volumes increased 4 percent, driven by South Korea, and changes in net selling prices increased sales by 2 percent.
K-C Professional

Three Months Ended March 31				Three Months Ended March 31
2018		2017		2018	2017
Net Sales	$832	$789	Operating Profit	$158	$149

Net Sales		Percent Change		Operating Profit	Percent Change
Volume		2		Volume	2
Net Price		—		Net Price	2
Mix/Other		—		Input Costs	(13)
Acquisition		—		Cost Savings	6
Currency		3		Currency Translation	3
Total(a)		5		Other(c)	6
Organic(b)		2		Total	6
(a) Total may not equal the sum of volume, net price, mix/other, acquisition and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.

First quarter net sales of $0.8 billion increased 5 percent compared to prior year. Changes in currency rates benefited sales by 3 percent. Sales volumes increased approximately 2 percent and changes in net selling prices and product mix each increased sales slightly. First quarter operating profit of $158 increased 6 percent. The comparison benefited from organic sales growth, cost savings, lower marketing, research and general spending and favorable currency effects, partially offset by input cost inflation.
Net sales in North America increased approximately 3 percent. Sales volumes were up 2 percent, with growth in all major product categories including a mid-single digit gain in wipers.
Net sales in D&E markets increased 7 percent, including a 3 percent benefit from currency rates. Sales volumes were up 4 percent, primarily in Asia-Pacific.
Net sales in developed markets outside North America increased 10 percent. Currency rates were favorable by approximately 11 percent, mostly in Western/Central Europe. Sales volumes decreased 3 percent, while the combined impact of changes in net selling prices and product mix increased sales 2 percent.
2018 Global Restructuring Program
On January 23, 2018, we announced the 2018 Global Restructuring Program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization.  We expect to close or sell approximately 10 manufacturing facilities and expand production capacity at several others. We expect to exit or divest some lower-margin businesses that generate approximately 1 percent of our net sales. The sales are concentrated in our consumer tissue business segment. The restructuring is expected to impact our organizations in all major geographies. Workforce reductions are expected to be in the range of 5,000 to 5,500. Certain capital appropriations under the 2018 Global Restructuring Program are being finalized. Accounting for actions related to each appropriation will commence when the appropriation is authorized for execution.
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
First quarter total restructuring charges were $577 pre-tax ($428 after tax), and savings were insignificant. We expect to generate full year savings of $50 to $70 in 2018 with the vast majority anticipated to occur in the second half of the year.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $542 for the first three months of 2018, compared to $436 in the prior year. The increase was mainly due to lower tax payments in 2018.
Investing
During the first three months of 2018, our capital spending was $189 compared to $215 in the prior year. We anticipate that full-year 2018 capital spending will be approximately $1.1 billion, including incremental spending from the 2018 Global Restructuring Program.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $794 as of March 31, 2018 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the first quarter of 2018 was $865. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At March 31, 2018 and December 31, 2017, total debt was $7.7 billion and $7.4 billion, respectively.
We maintain a $2.0 billion revolving credit facility which expires in 2021. This facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first three months of 2018, we repurchased 1.8 million shares of our common stock at a cost of $204 through a broker in the open market. We are targeting full-year 2018 share repurchases of $700 to $900, subject to market conditions.

We believe that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund working capital, payments for our 2018 Global Restructuring Program, capital spending, dividends and other needs for the foreseeable future. Further, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall business, liquidity, financial condition or results of operations for the foreseeable future.
Legal Matters
We are party to certain legal proceedings relating to our former healthcare business, Halyard Health, Inc. (“Halyard”), as described in our Form 10-K for the year ended December 31, 2017. During the first quarter of 2018, in the California consumer class action Bahamas Surgery Center v. Kimberly-Clark Corporation, et al., the Court reduced the punitive damages award against Kimberly-Clark from $350 to approximately $19. As a result, the total compensatory and punitive damages plus pre-judgment interest awarded against Kimberly-Clark is approximately $25. We intend to continue our vigorous defense of the Bahamas matter.
Under the terms of the distribution agreement we entered into with Halyard in connection with the spin-off that occurred on October 31, 2014, Halyard is obligated to indemnify us for legal proceedings, claims and other liabilities primarily related to our former health care business. Halyard and Kimberly-Clark have each filed suits against the other seeking declaratory judgment regarding the scope of these indemnification obligations. We intend to vigorously pursue our case against Halyard and to vigorously defend against their case against us.
Although the results of litigation and claims cannot be predicted with certainty, we continue to believe that the final outcome of these matters will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.
Business Outlook
In 2018, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2018, we expect earnings per share to be $3.67 to $4.27. Adjusted earnings per share are expected to be $6.90 to $7.20, which excludes 2018 Global Restructuring Program charges equivalent to $2.70 to $3.00 and U.S. tax reform related net charge impact of $0.23. Our adjusted earnings per share guidance is based on the assumptions described below:

•
We expect net sales to increase 2 to 3 percent (prior assumption, reported in the December 31, 2017 Form 10-K, was for an increase of 1 to 2 percent). We anticipate changes in foreign currency exchange rates to have a 1 to 2 percent positive impact on net sales (previous estimate neutral to 1 percent).

•
We expect organic sales to increase approximately 1 percent, driven by higher sales volumes. Changes in net selling prices are expected to be slightly higher than previously assumed as a result of an increased cost inflation estimate.

•
We expect inflation in key cost inputs of $400 to $550 compared to the previous estimate of $300 to $400. The updated estimate reflects higher pulp costs in particular, and secondarily other raw materials.

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
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated cost savings from our FORCE program, cost and savings from the 2018 Global Restructuring Program, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, raw material, energy and other input costs, effective tax rate, contingencies and anticipated transactions of Kimberly-Clark, including dividends and share repurchases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 entitled "Risk Factors." Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.

Item 4.	Controls and Procedures
As of March 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the first quarter of 2018 were made through a broker in the open market.
The following table contains information for shares repurchased during the first quarter of 2018. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2018)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	544,600	$117.50	17,432,446	22,567,554
February 1 to February 28	583,572	113.89	18,016,018	21,983,982
March 1 to March 31	663,700	110.67	18,679,718	21,320,282
Total	1,791,872

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
April 23, 2018