Form 10-Q
period 2018-06-30
KIMBERLY CLARK CORP
filed 2018-07-24
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 17, 2018, there were 347,664,541 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2018	2017	2018	2017
Net Sales	$4,604	$4,576	$9,335	$9,080
Cost of products sold	3,149	2,924	6,556	5,768
Gross Profit	1,455	1,652	2,779	3,312
Marketing, research and general expenses	771	835	1,850	1,642
Other (income) and expense, net	10	3	8	8
Operating Profit	674	814	921	1,662
Nonoperating expense	(36)	(15)	(45)	(29)
Interest income	3	2	5	4
Interest expense	(68)	(85)	(134)	(168)
Income Before Income Taxes and Equity Interests	573	716	747	1,469
Provision for income taxes	(138)	(202)	(242)	(409)
Income Before Equity Interests	435	514	505	1,060
Share of net income of equity companies	30	26	57	55
Net Income	465	540	562	1,115
Net income attributable to noncontrolling interests	(10)	(9)	(14)	(21)
Net Income Attributable to Kimberly-Clark Corporation	$455	$531	$548	$1,094

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.30	$1.50	$1.57	$3.08
Diluted	$1.30	$1.49	$1.56	$3.06

Cash Dividends Declared	$1.00	$0.97	$2.00	$1.94

See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2018	2017	2018	2017
Net Income	$465	$540	$562	$1,115
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(381)	55	(264)	322
Employee postretirement benefits	79	(1)	79	(3)
Other	29	(24)	28	(40)
Total Other Comprehensive Income (Loss), Net of Tax	(273)	30	(157)	279
Comprehensive Income	192	570	405	1,394
Comprehensive (income) loss attributable to noncontrolling interests	1	(1)	(4)	(32)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$193	$569	$401	$1,362
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2018 Data is Unaudited)

(Millions of dollars)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$484	$616
Accounts receivable, net	2,286	2,315
Inventories	1,750	1,790
Other current assets	508	490
Total Current Assets	5,028	5,211
Property, Plant and Equipment, Net	7,046	7,436
Investments in Equity Companies	257	233
Goodwill	1,504	1,576
Other Assets	729	695
TOTAL ASSETS	$14,564	$15,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,741	$953
Trade accounts payable	2,802	2,834
Accrued expenses	1,764	1,730
Dividends payable	348	341
Total Current Liabilities	6,655	5,858
Long-Term Debt	5,746	6,472
Noncurrent Employee Benefits	1,091	1,184
Deferred Income Taxes	467	395
Other Liabilities	366	299
Redeemable Preferred Securities of Subsidiaries	61	61
Stockholders' Equity (Deficit)
Kimberly-Clark Corporation	(57)	629
Noncontrolling Interests	235	253
Total Stockholders' Equity	178	882
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,564	$15,151
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2018	2017
Operating Activities
Net income	$562	$1,115
Depreciation and amortization	435	358
Asset impairments	74	—
Stock-based compensation	26	50
Deferred income taxes	17	(34)
Net losses on asset dispositions	53	10
Equity companies' earnings in excess of dividends paid	(25)	(22)
Operating working capital	93	(191)
Postretirement benefits	(14)	(8)
Other	108	(17)
Cash Provided by Operations	1,329	1,261
Investing Activities
Capital spending	(347)	(386)
Investments in time deposits	(147)	(61)
Maturities of time deposits	94	70
Other	(12)	(10)
Cash Used for Investing	(412)	(387)
Financing Activities
Cash dividends paid	(691)	(674)
Change in short-term debt	104	114
Debt proceeds	—	344
Debt repayments	(4)	(12)
Proceeds from exercise of stock options	22	107
Acquisitions of common stock for the treasury	(420)	(597)
Other	(41)	(46)
Cash Used for Financing	(1,030)	(764)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19)	18
Change in Cash and Cash Equivalents	(132)	128
Cash and Cash Equivalents - Beginning of Period	616	923
Cash and Cash Equivalents - End of Period	$484	$1,051
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
Adoption of Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. We have been closely monitoring the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation in that country exceeded 100 percent as of June 30, 2018. As a result, we have elected to adopt highly inflationary accounting as of July 1, 2018 for our subsidiaries in Argentina (“K-C Argentina”). Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities will be reflected in earnings in other (income) and expense, net.  As of June 30, 2018, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were less than 2 percent of our consolidated net sales for the six months ended June 30, 2018 and 2017.
Recently Adopted Accounting Standards
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This new standard permits entities to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income ("AOCI") as a result of U.S. tax reform.  We early adopted this ASU as of April 1, 2018 and reclassified $156 of stranded tax effects related to the U.S. tax reform change in the federal corporate tax rate from AOCI to retained earnings.
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
The FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The ASU requires additional disclosures. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption based upon a modified retrospective transition approach. The effects of this standard will be to increase total assets and total liabilities by an amount yet to be determined. The impact on our results of operations and cash flows is not expected to be material.
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

The following charges were incurred in connection with the 2018 Global Restructuring Program:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Cost of products sold:
Charges for workforce reductions	$6	$125
Asset impairments	—	74
Asset write-offs	31	86
Incremental depreciation	40	68
Other exit costs	8	9
Total	85	362
Marketing, research and general expenses:
Charges (adjustments) for workforce reductions	(16)	270
Other exit costs	31	45
Total	15	315
Nonoperating expense(a)	30	30
Total charges	130	707
Provision for income taxes	(24)	(167)
Net charges	106	540
Net impact related to equity companies and noncontrolling interests	(4)	(10)
Net charges attributable to Kimberly-Clark Corporation	$102	$530

(a)	Represents non-cash pension settlement charges resulting from restructuring actions.
The asset impairments charge measurement was based on the excess of the carrying value of the impacted asset groups over their fair values. These fair values were measured by using discounted cash flows expected over the limited time the assets would remain in use and as a result, the assets were essentially written off. The use of discounted cash flows represents a level 3 measure under the fair value hierarchy.
The following summarizes the restructuring liabilities activity:

2018
Restructuring liabilities at January 1	$—
Charges for workforce reductions and other cash exit costs	446
Cash payments	(158)
Currency and other	(13)
Restructuring liabilities at June 30	$275
As of June 30, 2018, restructuring liabilities of $157 are recorded in Accrued expenses and $118 are recorded in Other Liabilities. The cash impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statement.
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
In the period ended December 31, 2017, we recorded a provisional discrete net tax benefit associated with the Tax Act and related matters. In the first quarter of 2018, we recorded discrete net tax expense of $82 primarily related to new guidance issued affecting tax benefits we recorded in fourth quarter 2017 for certain tax planning actions taken in anticipation of the Tax Act.

As of June 30, 2018, the amounts recorded for the Tax Act remain provisional for the transition tax, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the GILTI provisions. At June 30, 2018, we were not able to reasonably estimate, and therefore have not recorded, deferred taxes for the GILTI provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method. We have, however, included an estimate of the current GILTI impact in our tax provision for 2018.
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
During the six months ended June 30, 2018 and for the full year 2017, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At June 30, 2018 and December 31, 2017, derivative assets were $39 and $27, respectively, and derivative liabilities were $63 and $51, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $61 at both June 30, 2018 and December 31, 2017. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. The fair values of the remaining redeemable securities were based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $69 and $68 at June 30, 2018 and December 31, 2017, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2018		December 31, 2017
Assets
Cash and cash equivalents(a)	1	$484	$484	$616	$616
Time deposits(b)	1	229	229	185	185
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	638	638	547	547
Long-term debt(d)	2	6,849	7,102	6,878	7,398

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

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2018	2017	2018	2017
Basic	348.8	354.4	349.6	355.2
Dilutive effect of stock options and restricted share unit awards	1.5	2.3	1.7	2.4
Diluted	350.3	356.7	351.3	357.6
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of June 30, 2018 and 2017 was 347.9 million and 353.4 million, respectively.
Note 6. Stockholders' Equity (Deficit)
Set forth below is a reconciliation for the six months ended June 30, 2018 of the carrying amount of total stockholders' equity from the beginning of the period to the end of the period.

	Stockholders' Equity (Deficit) Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2017	$629	$253
Net Income	548	12
Other comprehensive income, net of tax	(147)	(10)
Stock-based awards exercised or vested	24	—
Recognition of stock-based compensation	25	—
Shares repurchased	(447)	—
Dividends declared	(699)	(20)
Other	10	—
Balance at June 30, 2018	$(57)	$235
During the six months ended June 30, 2018, we repurchased 3.9 million shares at a total cost of $427 pursuant to a share repurchase program authorized by our Board of Directors.

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
The change in net unrealized currency translation for the six months ended June 30, 2018 was primarily due to the weakening of most foreign currencies versus the U.S. dollar, including the Brazilian real, Australian dollar and South Korean won.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2016	$(2,351)	$(1,097)		$(31)		$5
Other comprehensive income (loss) before reclassifications	310	(17)		—		(37)
(Income) loss reclassified from AOCI	—	15	(a)	—		(3)
Net current period other comprehensive income (loss)	310	(2)		—		(40)
Balance as of June 30, 2017	$(2,041)	$(1,099)		$(31)		$(35)

Balance as of December 31, 2017	$(1,864)	$(976)		$(39)		$(40)
Other comprehensive income (loss) before reclassifications	(254)	27		13		15
(Income) loss reclassified from AOCI	1	39	(a)	(1)	(a)	13
Net current period other comprehensive income (loss)	(253)	66		12		28
Tax effects reclassified from AOCI	(18)	(125)		(5)		(8)
Balance as of June 30, 2018	$(2,135)	$(1,035)		$(32)		$(20)

(a)	Included in computation of net periodic benefit costs.
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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowings. A portion of our balance sheet translation exposure for certain affiliates, which results from changes in translation rates between the affiliates’ functional currencies and the U.S. dollar, is hedged with financial instruments. These instruments are designated as net investment hedges and have an aggregate notional value of $808 at June 30, 2018. Changes in fair value of net investment hedges are recorded in AOCI as part of the cumulative translation adjustment.
At June 30, 2018 and December 31, 2017, derivative assets were $39 and $27, respectively, and derivative liabilities were $63 and $51, respectively, primarily comprised of foreign currency exchange contracts.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. As of June 30, 2018, the aggregate notional value of outstanding interest rate contracts designated as fair value hedges was $300. Fair value hedges resulted in no significant ineffectiveness in the six months ended June 30, 2018 and 2017, and gains or losses recognized in interest expense for interest rate swaps were not significant. For the six months ended June 30, 2018 and 2017, no gains or losses were recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of June 30, 2018, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2018 and future periods. As of June 30, 2018, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $699 and $100, respectively. Cash flow hedges resulted in no significant ineffectiveness for the six months ended June 30, 2018 and 2017, and no significant gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2018, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at June 30, 2018 is June 2020.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. A loss of $40 and a gain of $19 were recorded in the three months ended June 30, 2018 and 2017, respectively. A loss of $37 and a gain of $16 were recorded in the six months ended June 30, 2018 and 2017, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At June 30, 2018, the notional value of these undesignated derivative instruments was approximately $2.3 billion.
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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended June 30			Six Months Ended June 30
	2018	2017	Change	2018	2017	Change
NET SALES
Personal Care	$2,257	$2,270	-1%	$4,564	$4,520	+1%
Consumer Tissue	1,472	1,463	+1%	3,051	2,918	+5%
K-C Professional	861	832	+3%	1,693	1,621	+4%
Corporate & Other	14	11	N.M.	27	21	N.M.
TOTAL NET SALES	$4,604	$4,576	+1%	$9,335	$9,080	+3%

OPERATING PROFIT
Personal Care	$461	$474	-3%	$931	$961	-3%
Consumer Tissue	207	245	-16%	456	525	-13%
K-C Professional	165	166	-1%	323	315	+3%
Corporate & Other(a)	(149)	(68)	N.M.	(781)	(131)	N.M.
Other (income) and expense, net(a)	10	3	+233%	8	8	—
TOTAL OPERATING PROFIT	$674	$814	-17%	$921	$1,662	-45%

(a)
Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including charges related to the 2018 Global Restructuring Program. Restructuring charges related to the personal care, consumer tissue and K-C Professional business segments were $401, $159 and $101, respectively, for the six months ended June 30, 2018.

N.M. - Not Meaningful
Sales of Principal Products

	Three Months Ended June 30		Six Months Ended June 30
(Billions of dollars)	2018	2017	2018	2017
Consumer tissue products	$1.5	$1.5	$3.1	$2.9
Baby and child care products	1.6	1.6	3.2	3.2
Away-from-home professional products	0.9	0.8	1.7	1.6
All other	0.6	0.7	1.3	1.4
Consolidated	$4.6	$4.6	$9.3	$9.1
Note 9. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2018			December 31, 2017
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$86	$247	$333	$87	$258	$345
Work in process	108	99	207	110	103	213
Finished goods	453	654	1,107	421	684	1,105
Supplies and other	—	280	280	—	303	303
	647	1,280	1,927	618	1,348	1,966
Excess of FIFO or weighted-average cost over LIFO cost	(177)	—	(177)	(176)	—	(176)
Total	$470	$1,280	$1,750	$442	$1,348	$1,790
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2018	December 31, 2017
Land	$169	$173
Buildings	2,791	2,830
Machinery and equipment	14,120	14,612
Construction in progress	383	300
	17,463	17,915
Less accumulated depreciation	(10,417)	(10,479)
Total	$7,046	$7,436

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis ("MD&A") of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Second Quarter 2018 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Business Outlook
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea.
This section presents a discussion and analysis of our second quarter 2018 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Changes in foreign currency exchange rates and acquisitions and divestitures also impact the year-over-year change in net sales. Our analysis compares the three and six months ended June 30, 2018 results to the same periods in 2017.
Effective January 1, 2018, we adopted ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and accordingly classify the other components of net benefit costs separately from the service cost component and outside of operating profit (presented as "Nonoperating expense" in our consolidated income statement). Prior periods have been recast for the adoption of this standard.
In prior years, we followed an accounting practice whereby costs associated with sales of K-C Professional dispensers were classified as a reduction in revenue, similar to sales incentives. Effective January 1, 2018, we changed this practice and now classify these costs as cost of products sold. This change resulted in an immaterial increase in net sales and cost of products sold and all applicable prior period amounts have been recast accordingly.
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:

•
2018 Global Restructuring Program - In 2018, we initiated this restructuring program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. Results in 2018 include charges related to this program. See Note 2 to the consolidated financial statements for details.

•
U.S. Tax Reform Related Matters - In the first quarter of 2018, we recognized a net charge associated with U.S. tax reform related matters. See Note 3 to the consolidated financial statements for details.

Overview of Second Quarter 2018 Results

•	Net sales of $4.6 billion increased 1 percent compared to the year-ago period. Changes in foreign currency exchange rates benefited sales by 1 percent while organic sales were even year-on-year.

•
Operating profit was $674 in 2018 and $814 in 2017. Net income attributable to Kimberly-Clark Corporation was $455 in 2018 compared to $531 in 2017, and diluted earnings per share were $1.30 in 2018 and $1.49 in 2017. Results in 2018 include charges related to the 2018 Global Restructuring Program.

Results of Operations and Related Information
This section presents a discussion and analysis of our second quarter 2018 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended June 30			Six Months Ended June 30
	2018	2017	Percent Change	2018	2017	Percent Change
Net Sales:
North America	$2,347	$2,379	-1%	$4,732	$4,703	+1%
Outside North America	2,335	2,279	+2%	4,757	4,542	+5%
Intergeographic sales	(78)	(82)	N.M.	(154)	(165)	N.M.
Total Net Sales	4,604	4,576	+1%	9,335	9,080	+3%
Operating Profit:
North America	571	574	-1%	1,124	1,154	-3%
Outside North America	262	311	-16%	586	647	-9%
Corporate & Other(a)	(149)	(68)	N.M.	(781)	(131)	N.M.
Other (income) and expense, net(a)	10	3	+233%	8	8	—
Total Operating Profit	674	814	-17%	921	1,662	-45%
Share of net income of equity companies	30	26	+15%	57	55	+4%
Net Income Attributable to Kimberly-Clark Corporation	455	531	-14%	548	1,094	-50%
Diluted Earnings per Share	1.30	1.49	-13%	1.56	3.06	-49%

(a)	Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended June 30, 2018
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,149	$85	$3,064
Gross Profit	1,455	(85)	1,540
Marketing, research and general expenses	771	15	756
Operating Profit	674	(100)	774
Nonoperating expense	(36)	(30)	(6)
Provision for income taxes	(138)	24	(162)
Effective tax rate	24.1%	—	23.0%
Share of net income of equity companies	30	2	28
Net income attributable to noncontrolling interests	(10)	2	(12)
Net Income Attributable to Kimberly-Clark Corporation	455	(102)	557
Diluted Earnings per Share	1.30	(0.29)	1.59

	Six Months Ended June 30, 2018
	As Reported	2018 Global Restructuring Program	U.S. Tax Reform Related Matters	As Adjusted Non-GAAP
Cost of products sold	$6,556	$362	$—	$6,194
Gross Profit	2,779	(362)	—	3,141
Marketing, research and general expenses	1,850	315	—	1,535
Operating Profit	921	(677)	—	1,598
Nonoperating expense	(45)	(30)	—	(15)
Provision for income taxes	(242)	167	(82)	(327)
Effective tax rate	32.4%	—	—	22.5%
Share of net income of equity companies	57	(1)	—	58
Net income attributable to noncontrolling interests	(14)	11	—	(25)
Net Income Attributable to Kimberly-Clark Corporation	548	(530)	(82)	1,160
Diluted Earnings per Share	1.56	(1.51)	(0.23)	3.30

Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended June 30	Six Months Ended June 30		Three Months Ended June 30	Six Months Ended June 30
Volume	(1)	1	Volume	(2)	2
Net Price	(1)	(1)	Net Price	(3)	(4)
Mix/Other	1	—	Input Costs	(25)	(23)
Acquisition	—	—	Cost Savings(c)	18	14
Currency	1	2	Currency Translation	1	1
Total(a)	1	3	Other(d)	6	6
Organic(b)	—	1	Total	(5)	(4)
(a) Total may not equal the sum of volume, net price, mix/other, acquisition and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE (Focused On Reducing Costs Everywhere) program and 2018 Global Restructuring Program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Net sales of $4.6 billion in the second quarter of 2018 increased 1 percent compared to the year-ago period. Changes in foreign currency exchange rates benefited sales by 1 percent. Organic sales were even year-on-year. Changes in product mix improved sales by 1 percent, while sales volumes decreased approximately 1 percent and changes in net selling prices decreased sales slightly. In North America, organic sales decreased 2 percent in consumer products and increased 2 percent in K-C Professional. Outside North America, organic sales increased 1 percent in D&E markets and also in developed markets.
Operating profit in the second quarter of 2018 was $674, including charges related to the 2018 Global Restructuring Program. Adjusted operating profit was $774 in 2018 compared to operating profit of $814 in 2017. Results were impacted by $200 of higher input costs, driven by $125 in pulp and $45 in other raw materials. The operating profit comparison was also affected by lower net selling prices and sales volumes. On the other hand, results benefited from $110 of cost savings from our FORCE program and $40 of cost savings from the 2018 Global Restructuring Program. In addition, the comparison benefited from improved product mix and reduced marketing, research and general spending, including lower general and administrative costs.
The second quarter effective tax rate was 24.1 percent in 2018 and 28.2 percent in 2017. The adjusted effective tax rate was 23.0 percent in the second quarter of 2018. The comparison benefited from U.S. tax reform, along with resolution of certain tax matters.
Our share of net income of equity companies in the second quarter was $30 in 2018 and $26 in 2017. Kimberly-Clark de Mexico, S.A.B. de C.V. ("K-C de Mexico") results benefited from sales growth and cost savings, but were negatively impacted by higher input costs.

Diluted net income per share for the second quarter of 2018 was $1.30. Second quarter adjusted earnings per share were $1.59 in 2018, an increase of 7 percent compared to diluted net income per share of $1.49 in 2017.
Year-to-date net sales of $9.3 billion increased 3 percent compared to the year ago period, as changes in foreign currency exchange rates were favorable by 2 percent. Organic sales increased 1 percent. Sales volumes increased more than 1 percent and changes in product mix improved sales slightly, while changes in net selling prices decreased sales by about 1 percent. Year-to-date operating profit was $921 in 2018, including charges related to the 2018 Global Restructuring Program. Adjusted operating profit was $1,598 in 2018 compared to operating profit of $1,662 in 2017. The comparison was impacted by $375 of higher input costs and lower net selling prices. Results benefited from sales volume growth, $200 of FORCE cost savings, $40 of cost savings from the 2018 Global Restructuring Program and reduced marketing, research and general spending. Diluted net income per share was $1.56 in 2018. Year-to-date adjusted earnings per share were $3.30 in 2018, an increase of 8 percent compared to diluted net income per share of $3.06 in 2017.
Results by Business Segments
Personal Care

Three Months Ended June 30			Six Months Ended June 30		Three Months Ended June 30			Six Months Ended June 30
2018		2017	2018	2017	2018		2017	2018	2017
Net Sales	$2,257	$2,270	$4,564	$4,520	Operating Profit	$461	$474	$931	$961

Net Sales		Percent Change	Percent Change		Operating Profit		Percent Change	Percent Change
Volume		—		1	Volume		—		1
Net Price		(2)		(2)	Net Price		(10)		(10)
Mix/Other		1		1	Input Costs		(12)		(12)
Acquisition		—		1	Cost Savings(c)		16		13
Currency		—		1	Currency Translation		—		1
Total(a)		(1)		1	Other(d)		3		4
Organic(b)		(1)		—	Total		(3)		(3)
(a) Total may not equal the sum of volume, net price, mix/other, acquisition and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Second quarter net sales of $2.3 billion decreased 1 percent. Changes in net selling prices decreased sales by 2 percent, while changes in product mix improved sales by 1 percent. Second quarter operating profit of $461 decreased 3 percent. The comparison was impacted by input cost inflation and lower net selling prices, while results benefited from cost savings, reduced marketing, research and general spending and favorable product mix.
Net sales in North America decreased 1 percent. Changes in net selling prices decreased sales by nearly 3 percent, including higher promotion spending to support innovations and growth initiatives, while sales volumes increased 2 percent. Volumes were up double-digits in adult care, including benefits from innovations and category growth. Volumes were similar year-on-year in Huggies diapers, baby wipes and child care.
Net sales in D&E markets decreased 1 percent. Changes in currency rates were unfavorable by 2 percent while the acquisition of our joint venture in India benefited sales by 1 percent. Changes in product mix improved sales by 2 percent while net selling prices decreased sales by 2 percent. Sales volumes were even year-on-year, including increases in Eastern Europe and declines in China and Argentina.
Net sales in developed markets outside North America increased 1 percent, including a 5 percent benefit from favorable currency rates. Sales volumes decreased 3 percent, driven by South Korea, and the combined impact of changes in net selling prices and product mix decreased sales by 1 percent.

Consumer Tissue

Three Months Ended June 30			Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
2018		2017	2018	2017		2018	2017	2018	2017
Net Sales	$1,472	$1,463	$3,051	$2,918	Operating Profit	$207	$245	$456	$525

Net Sales		Percent Change	Percent Change			Operating Profit	Percent Change	Percent Change
Volume		(3)		2		Volume	(10)		3
Net Price		2		1		Net Price	9		4
Mix/Other		1		—		Input Costs	(44)		(40)
Acquisition		—		—		Cost Savings(c)	20		15
Currency		2		2		Currency Translation	1		2
Total(a)		1		5		Other(d)	8		3
Organic(b)		(1)		2		Total	(16)		(13)
(a) Total may not equal the sum of volume, net price, mix/other, acquisition and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Second quarter net sales of $1.5 billion increased 1 percent. Changes in currency rates benefited sales by 2 percent. Sales volumes decreased 3 percent, while changes in net selling prices increased sales by approximately 2 percent and product mix improved sales slightly. Second quarter operating profit of $207 decreased 16 percent. The comparison was impacted by input cost inflation and lower volumes. Results benefited from cost savings, higher net selling prices, reduced marketing, research and general spending and favorable product mix.
Net sales in North America decreased 4 percent, driven by changes in the timing of promotion shipments, along with lower sales in facial tissue. Sales volumes decreased 6 percent, while changes in net selling prices and product mix each improved sales by 1 percent.
Net sales in D&E markets were even year-on-year. Changes in net selling prices increased sales by 2 percent and product mix increased sales by 1 percent, while sales volumes decreased 3 percent. The changes in net selling prices and volumes occurred primarily in Latin America.
Net sales in developed markets outside North America increased 12 percent. Changes in currency rates benefited sales by 7 percent, mostly in Western/Central Europe. Sales volumes increased 3 percent and net selling prices increased sales by 2 percent.

K-C Professional

Three Months Ended June 30			Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
2018		2017	2018	2017		2018	2017	2018	2017
Net Sales	$861	$832	$1,693	$1,621	Operating Profit	$165	$166	$323	$315

Net Sales		Percent Change	Percent Change			Operating Profit	Percent Change	Percent Change
Volume		1		1		Volume	3		2
Net Price		—		—		Net Price	—		1
Mix/Other		1		1		Input Costs	(20)		(16)
Acquisition		—		—		Cost Savings(c)	14		10
Currency		2		2		Currency Translation	1		2
Total(a)		3		4		Other(d)	1		4
Organic(b)		2		2		Total	(1)		3
(a) Total may not equal the sum of volume, net price, mix/other, acquisition and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Second quarter net sales of $0.9 billion increased more than 3 percent. Changes in currency rates benefited sales by approximately 2 percent. Sales volumes and changes in product mix each increased sales by 1 percent. Second quarter operating profit of $165 decreased 1 percent. The comparison was impacted by input cost inflation, mostly offset by cost savings, volume growth and favorable product mix.
Net sales in North America increased 2 percent. Sales volumes increased 2 percent, with growth in all major product categories.
Net sales in D&E markets increased 3 percent. Sales volumes increased 2 percent, driven by Asia-Pacific, and changes in net selling prices increased sales by 1 percent.
Net sales in developed markets outside North America increased 7 percent. Changes in currency rates benefited sales by approximately 7 percent, mostly in Western/Central Europe. Changes in product mix increased sales by 1 percent.
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
Second quarter restructuring cash charges were $28 pre-tax, non-cash charges were $102 pre-tax and total net restructuring charges were $102 after tax. For the six months ended June 30, 2018, cash charges were $446 pre-tax, non-cash charges were $261 pre-tax and total restructuring charges were $530 after tax. Second quarter non-cash charges primarily related to incremental depreciation, asset write-offs and pension settlement charges. Savings for the first six months of 2018 were $40. We expect to generate full year savings of $100 to $120 in 2018.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $1,329 for the first six months of 2018, compared to $1,261 in the prior year. The increase was mainly due to lower tax payments in 2018, partially offset by payments for restructuring charges.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $638 as of June 30, 2018 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the second quarter of 2018 was $794. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At June 30, 2018 and December 31, 2017, total debt was $7.5 billion and $7.4 billion, respectively.
In June 2018, we entered into a $2.0 billion revolving credit facility which expires in June 2023 and a $500 revolving credit facility which expires in June 2019.  These facilities, currently unused, replaced a similar $2.0 billion facility, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first six months of 2018, we repurchased 3.9 million shares of our common stock at a cost of $427 through a broker in the open market. We are targeting full-year 2018 share repurchases of $700 to $900, subject to market conditions.
Our subsidiaries in Argentina (“K-C Argentina”) began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities will be reflected in earnings in other (income) and expense, net.  As of June 30, 2018, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were less than 2 percent of our consolidated net sales for the six months ended June 30, 2018 and 2017.
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
Business Outlook
In 2018, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2018, we expect earnings per share to be $3.37 to $3.87. Adjusted earnings per share are expected to be $6.60 to $6.80 (prior estimate was $6.90 to $7.20), which excludes 2018 Global Restructuring Program charges equivalent to $2.70 to $3.00 and U.S. tax reform related net charge impact of $0.23. Our adjusted earnings per share guidance is based on the assumptions described below:

•
We expect net sales similar, to up 1 percent, year-on-year (prior assumption reported in our first quarter Form 10-Q was an increase of 2 to 3 percent). We anticipate changes in foreign currency exchange rates to have a neutral to 1 percent negative impact on net sales (previous estimate was 1 to 2 percent positive impact).

•	We expect organic sales to increase approximately 1 percent.

•	We expect adjusted operating profit decline of 2 to 5 percent (prior estimate growth of 2 to 5 percent).

•	We expect inflation in key cost inputs of $675 to $775 (previous estimate of $400 to $550). The update reflects higher assumptions for pulp costs in particular, and secondarily other raw materials.

•	We plan to achieve cost savings of $425 to $450 from the FORCE program. The prior target was for savings of approximately $400.

•	We plan to achieve cost savings of approximately $100 to $120 from the 2018 Global Restructuring Program (previous estimate was $50 to $70).

•	We expect the adjusted effective tax rate to be at the low end of the 23 to 26 percent target range.

Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including the anticipated cost savings from our FORCE program, charges and savings from the 2018 Global Restructuring Program, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, including the impact in Argentina, raw material, energy and other input costs, effective tax rate, contingencies and anticipated transactions of Kimberly-Clark, including dividends and share repurchases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, potential competitive pressures on selling prices for our products, energy costs, our ability to maintain key customer relationships, as well as general economic and political conditions globally and in the markets in which we do business, could affect the realization of these estimates.
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
As of June 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2018. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the second quarter of 2018 were made through a broker in the open market.
The following table contains information for shares repurchased during the second quarter of 2018. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2018)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	697,100	$105.47	19,376,818	20,623,182
May 1 to May 31	737,300	103.83	20,114,118	19,885,882
June 1 to June 30	717,400	102.32	20,831,518	19,168,482
Total	2,151,800

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
July 24, 2018