Form 10-Q
period 2018-09-30
KIMBERLY CLARK CORP
filed 2018-10-22
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 15, 2018, there were 346,300,915 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2018	2017	2018	2017
Net Sales	$4,582	$4,665	$13,917	$13,745
Cost of products sold	3,166	2,998	9,722	8,766
Gross Profit	1,416	1,667	4,195	4,979
Marketing, research and general expenses	749	807	2,599	2,449
Other (income) and expense, net	(2)	(8)	6	—
Operating Profit	669	868	1,590	2,530
Nonoperating expense	(30)	(14)	(75)	(43)
Interest income	2	3	7	7
Interest expense	(64)	(78)	(198)	(246)
Income Before Income Taxes and Equity Interests	577	779	1,324	2,248
Provision for income taxes	(138)	(224)	(380)	(633)
Income Before Equity Interests	439	555	944	1,615
Share of net income of equity companies	23	24	80	79
Net Income	462	579	1,024	1,694
Net income attributable to noncontrolling interests	(11)	(12)	(25)	(33)
Net Income Attributable to Kimberly-Clark Corporation	$451	$567	$999	$1,661

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.30	$1.61	$2.86	$4.69
Diluted	$1.29	$1.60	$2.85	$4.66

Cash Dividends Declared	$1.00	$0.97	$3.00	$2.91
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2018	2017	2018	2017
Net Income	$462	$579	$1,024	$1,694
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(79)	128	(343)	450
Employee postretirement benefits	22	(8)	101	(11)
Other	3	(9)	31	(49)
Total Other Comprehensive Income (Loss), Net of Tax	(54)	111	(211)	390
Comprehensive Income	408	690	813	2,084
Comprehensive income attributable to noncontrolling interests	(10)	(12)	(14)	(44)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$398	$678	$799	$2,040
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2018 Data is Unaudited)

(Millions of dollars)	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$494	$616
Accounts receivable, net	2,308	2,315
Inventories	1,770	1,790
Other current assets	536	490
Total Current Assets	5,108	5,211
Property, Plant and Equipment, Net	7,030	7,436
Investments in Equity Companies	251	233
Goodwill	1,480	1,576
Other Assets	714	695
TOTAL ASSETS	$14,583	$15,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,786	$953
Trade accounts payable	2,937	2,834
Accrued expenses	1,735	1,730
Dividends payable	347	341
Total Current Liabilities	6,805	5,858
Long-Term Debt	5,739	6,472
Noncurrent Employee Benefits	993	1,184
Deferred Income Taxes	504	395
Other Liabilities	369	299
Redeemable Preferred Securities of Subsidiaries	61	61
Stockholders' Equity (Deficit)
Kimberly-Clark Corporation	(133)	629
Noncontrolling Interests	245	253
Total Stockholders' Equity	112	882
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,583	$15,151
See notes to consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2018	2017
Operating Activities
Net income	$1,024	$1,694
Depreciation and amortization	652	540
Asset impairments	74	—
Stock-based compensation	45	64
Deferred income taxes	44	(41)
Net losses on asset dispositions	57	16
Equity companies' earnings in excess of dividends paid	(18)	(12)
Operating working capital	117	(154)
Postretirement benefits	(87)	(1)
Other	113	(40)
Cash Provided by Operations	2,021	2,066
Investing Activities
Capital spending	(566)	(595)
Investments in time deposits	(218)	(123)
Maturities of time deposits	139	70
Other	13	(29)
Cash Used for Investing	(632)	(677)
Financing Activities
Cash dividends paid	(1,039)	(1,017)
Change in short-term debt	453	111
Debt proceeds	—	937
Debt repayments	(310)	(972)
Proceeds from exercise of stock options	50	114
Acquisitions of common stock for the treasury	(596)	(804)
Other	(41)	(49)
Cash Used for Financing	(1,483)	(1,680)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(28)	23
Change in Cash and Cash Equivalents	(122)	(268)
Cash and Cash Equivalents - Beginning of Period	616	923
Cash and Cash Equivalents - End of Period	$494	$655
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
In prior years, we followed an accounting practice whereby costs associated with sales of K-C Professional dispensers were classified as a reduction in revenue, similar to sales incentives. Effective January 1, 2018, we changed this practice and now classify these costs as cost of products sold. This change resulted in an immaterial increase in net sales and cost of products sold and all applicable prior period amounts included in this filing have been recast accordingly.
Annual Goodwill Impairment Assessment
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is assessed for impairment annually and whenever events and circumstances indicate that impairment may have occurred. Impairment testing compares the reporting unit carrying amount, including goodwill, with its fair value.  If the reporting unit carrying amount, including goodwill, exceeds its fair value, a goodwill impairment charge for the excess amount above fair value would be recorded.  In our evaluation of goodwill impairment, we have the option to first assess qualitative factors such as macroeconomic, industry and competitive conditions, legal and regulatory environments, historical and projected financial performance, significant changes in the reporting unit and the magnitude of excess fair value over carrying amount from the previous quantitative impairment testing.  If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test using discounted cash flows to estimate fair value must be performed.  On the other hand, if the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then further quantitative testing is not required.  For 2018, we completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and determined that it is more likely than not that the fair value is more than the carrying amount for each of our reporting units.
Adoption of Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of September 30, 2018, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were less than 2 percent of our consolidated net sales for the nine months ended September 30, 2018 and 2017.
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
Accounting Standards Issued - Not Yet Adopted
The FASB issued ASU No. 2016-02, Leases (Topic 842), amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months, along with additional disclosures. Current GAAP recognizes, measures and presents expenses and cash flows arising from a lease depending on its classification as a finance or operating lease. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  We anticipate adopting this standard on January 1, 2019 using the prospective adoption approach and electing the practical expedients allowed under the standard.  We are in the process of aggregating and evaluating lease arrangements, and implementing new processes and a lease accounting system.  At this time, we are unable to reasonably estimate the increase in total assets and total liabilities, which may be material.  The impact on our results of operations and cash flows is not expected to be material.
The FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The standard makes more financial and non-financial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements and changes how companies assess effectiveness. For public companies, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We anticipate adopting this ASU as of January 1, 2019, on a prospective basis with no cumulative effect adjustment as historic ineffectiveness has been immaterial. The effects of this standard on our financial position, results of operations and cash flows are not expected to be material.
The FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820).  The new guidance modifies disclosure requirements related to fair value measurement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirement.  Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date.
The FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).  The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and is to be applied on a retrospective basis to all periods presented.
The FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).  The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and  aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.
Note 2.    2018 Global Restructuring Program
In January 2018, we announced the 2018 Global Restructuring Program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. We expect to close or sell approximately 10 manufacturing facilities and expand production capacity at several others. We expect to exit or divest some lower-margin businesses that generate approximately 1 percent of our net sales. The sales are concentrated in our consumer tissue business segment. The restructuring is expected to impact our organizations in all major geographies. Workforce reductions are expected to be in the range of 5,000 to 5,500. Certain capital appropriations under the 2018 Global Restructuring Program are being finalized. Accounting for actions related to each appropriation will commence when the appropriation is authorized for execution.
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
The following charges were incurred in connection with the 2018 Global Restructuring Program:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Cost of products sold:
Charges for workforce reductions	$31	$156
Asset impairments	—	74
Asset write-offs	16	102
Incremental depreciation	47	115
Other exit costs	9	18
Total	103	465
Marketing, research and general expenses:
Charges (adjustments) for workforce reductions	(13)	257
Other exit costs	39	84
Total	26	341
Nonoperating expense(a)	20	50
Total charges	149	856
Provision for income taxes	(30)	(197)
Net charges	119	659
Net impact related to equity companies and noncontrolling interests	—	(10)
Net charges attributable to Kimberly-Clark Corporation	$119	$649

(a)	Represents non-cash pension settlement charges resulting from restructuring actions.
The asset impairment charges were measured based on the excess of the carrying value of the impacted asset groups over their fair values. These fair values were measured by using discounted cash flows expected over the limited time the assets would remain in use and as a result, the assets were essentially written off. The use of discounted cash flows represents a level 3 measure under the fair value hierarchy.
The following summarizes the restructuring liabilities activity:

2018
Restructuring liabilities at January 1	$—
Charges for workforce reductions and other cash exit costs	512
Cash payments	(229)
Currency and other	(20)
Restructuring liabilities at September 30	$263

As of September 30, 2018, restructuring liabilities of $138 are recorded in Accrued expenses and $125 are recorded in Other Liabilities. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statement.
Note 3. U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made changes to the U.S. tax code, which included (1) a reduced U.S. corporate tax rate from 35 percent to 21 percent, (2) implementation of a base erosion and anti-abuse tax, (3) general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (4) a new provision designed to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries which allows for the possibility of utilizing foreign tax credits to offset the tax liability (subject to some limitations), (5) a lower effective U.S. tax rate on certain revenues from sources outside the U.S., and (6) a one-time transition tax on certain undistributed earnings of foreign subsidiaries.
In the period ended December 31, 2017, we recorded a provisional discrete net tax benefit associated with the Tax Act and related matters. In the first quarter of 2018, we recorded discrete net tax expense of $82 primarily related to new guidance issued affecting tax benefits we recorded in fourth quarter 2017 for certain tax planning actions taken in anticipation of the Tax Act. In the third quarter of 2018, we recorded discrete net tax expense of $26 as a result of finalizing estimates related to the transition tax and remeasurement of deferred taxes.
As of September 30, 2018, other amounts recorded for the Tax Act related to uncertain tax positions, valuation allowances, and foreign and U.S. state income taxes related to our reassessment of permanently reinvested earnings remain provisional. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, previously taxed earnings and profits computations, state tax conformity to federal tax changes and the impact of the GILTI provisions. At September 30, 2018, we were not able to reasonably estimate, and therefore have not recorded, deferred taxes for the GILTI provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method. We have, however, included an estimate of the current GILTI impact in our tax provision for 2018.
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
During the nine months ended September 30, 2018 and for the full year 2017, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At September 30, 2018 and December 31, 2017, derivative assets were $31 and $27, respectively, and derivative liabilities were $33 and $51, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 8.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $61 at both September 30, 2018 and December 31, 2017. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. The fair values of the remaining redeemable securities were based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $71 and $68 at September 30, 2018 and December 31, 2017, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		September 30, 2018		December 31, 2017
Assets
Cash and cash equivalents(a)	1	$494	$494	$616	$616
Time deposits(b)	1	257	257	185	185
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	980	980	547	547
Long-term debt(d)	2	6,545	6,716	6,878	7,398

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

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2018	2017	2018	2017
Basic	347.2	352.7	348.8	354.4
Dilutive effect of stock options and restricted share unit awards	1.6	2.1	1.6	2.3
Diluted	348.8	354.8	350.4	356.7
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of September 30, 2018 and 2017 was 346.6 million and 351.9 million, respectively.

Note 6. Stockholders' Equity (Deficit)
Set forth below is a reconciliation for the nine months ended September 30, 2018 of the carrying amount of total stockholders' equity (deficit) from the beginning of the period to the end of the period.

	Stockholders' Equity (Deficit) Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2017	$629	$253
Net Income	999	22
Other comprehensive loss, net of tax	(200)	(10)
Stock-based awards exercised or vested	50	—
Recognition of stock-based compensation	44	—
Shares repurchased	(621)	—
Dividends declared	(1,046)	(20)
Other	12	—
Balance at September 30, 2018	$(133)	$245
During the nine months ended September 30, 2018, we repurchased 5.5 million shares at a total cost of $601 pursuant to a share repurchase program authorized by our Board of Directors.
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
The change in net unrealized currency translation for the nine months ended September 30, 2018 was primarily due to the weakening of most foreign currencies versus the U.S. dollar, including the Brazilian real, Australian dollar and South Korean won.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2016	$(2,351)	$(1,097)		$(31)		$5
Other comprehensive income (loss) before reclassifications	439	(34)		(3)		(55)
(Income) loss reclassified from AOCI	—	27	(a)	(1)	(a)	6
Net current period other comprehensive income (loss)	439	(7)		(4)		(49)
Balance as of September 30, 2017	$(1,912)	$(1,104)		$(35)		$(44)

Balance as of December 31, 2017	$(1,864)	$(976)		$(39)		$(40)
Other comprehensive income (loss) before reclassifications	(333)	25		14		17
(Income) loss reclassified from AOCI	1	63	(a)	(1)	(a)	14
Net current period other comprehensive income (loss)	(332)	88		13		31
Tax effects reclassified from AOCI	(18)	(125)		(5)		(8)
Balance as of September 30, 2018	$(2,214)	$(1,013)		$(31)		$(17)

(a)	Included in computation of net periodic benefit costs.

Note 7. Legal Matters
We are subject to various legal proceedings, claims and governmental inquiries, inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, pricing, business practices, governmental regulations, employment and other matters.
We are party to certain legal proceedings relating to our former healthcare business, Avanos Medical, Inc. ("Avanos", previously Halyard Health, Inc.), as described in our Form 10-K for the year ended December 31, 2017. During the first quarter of 2018, in the California consumer class action Bahamas Surgery Center v. Kimberly-Clark Corporation, et al., the Court reduced the punitive damages award against Kimberly- Clark from $350 to approximately $19. As a result, the total compensatory and punitive damages plus pre-judgment interest awarded against Kimberly-Clark is approximately $25. We intend to continue our vigorous defense of the Bahamas matter.
As previously disclosed, we have received subpoena and document requests from the federal government relating to our former healthcare business, Avanos. In the third quarter of 2018, we received an additional subpoena from the United States Department of Justice (DOJ) regarding these investigations. The subpoenas concern allegations of potential criminal and civil violations of federal laws, including the Food, Drug, and Cosmetic Act, in connection with the manufacturing, marketing and sale of surgical gowns by our former healthcare business. We continue to produce documents and cooperate in this ongoing investigation. At this stage, we are unable to predict an outcome or estimate the potential range of outcomes to resolve this matter.
Under the terms of the distribution agreement we entered into with Avanos in connection with the spin-off that occurred on October 31, 2014, Avanos is obligated to indemnify us for legal proceedings, claims and other liabilities primarily related to our former healthcare business. Avanos and Kimberly-Clark have each filed suits against the other seeking declaratory judgment regarding the scope of these indemnification obligations. We intend to vigorously pursue our case against Avanos and to vigorously defend their case against us.
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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowings. A portion of our balance sheet translation exposure for certain affiliates, which results from changes in translation rates between the affiliates’ functional currencies and the U.S. dollar, is hedged with financial instruments. These instruments are designated as net investment hedges and have an aggregate notional value of $638 at September 30, 2018. Changes in fair value of net investment hedges are recorded in AOCI as part of the cumulative translation adjustment.
At September 30, 2018 and December 31, 2017, derivative assets were $31 and $27, respectively, and derivative liabilities were $33 and $51, respectively, primarily comprised of foreign currency exchange contracts.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. As of September 30, 2018, the aggregate notional value of outstanding interest rate contracts designated as fair value hedges was

$300. Fair value hedges resulted in no significant ineffectiveness in the nine months ended September 30, 2018 and 2017, and gains or losses recognized in interest expense for interest rate swaps were not significant. For the nine months ended September 30, 2018 and 2017, no gains or losses were recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of September 30, 2018, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2018 and future periods. As of September 30, 2018, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $664 and $100, respectively. Cash flow hedges resulted in no significant ineffectiveness for the nine months ended September 30, 2018 and 2017, and no significant gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2018, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at September 30, 2018 is September 2020.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. A loss of $9 and a gain of $22 were recorded in the three months ended September 30, 2018 and 2017, respectively. A loss of $46 and a gain of $38 were recorded in the nine months ended September 30, 2018 and 2017, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At September 30, 2018, the notional value of these undesignated derivative instruments was approximately $2.5 billion.
Note 9. Business Segment Information
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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended September 30			Nine Months Ended September 30
	2018	2017	Change	2018	2017	Change
NET SALES
Personal Care	$2,252	$2,284	-1%	$6,816	$6,804	—
Consumer Tissue	1,469	1,518	-3%	4,520	4,436	+2%
K-C Professional	848	852	—	2,541	2,473	+3%
Corporate & Other	13	11	N.M.	40	32	N.M.
TOTAL NET SALES	$4,582	$4,665	-2%	$13,917	$13,745	+1%

OPERATING PROFIT
Personal Care	$466	$482	-3%	$1,397	$1,443	-3%
Consumer Tissue	212	265	-20%	668	790	-15%
K-C Professional	160	175	-9%	483	490	-1%
Corporate & Other(a)	(171)	(62)	N.M.	(952)	(193)	N.M.
Other (income) and expense, net(a)	(2)	(8)	-75%	6	—	N.M.
TOTAL OPERATING PROFIT	$669	$868	-23%	$1,590	$2,530	-37%

(a)
Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including charges related to the 2018 Global Restructuring Program. Restructuring charges related to the personal care, consumer tissue and K-C Professional business segments were $476, $194 and $112, respectively, for the nine months ended September 30, 2018.

N.M. - Not Meaningful
Sales of Principal Products

	Three Months Ended September 30		Nine Months Ended September 30
(Billions of dollars)	2018	2017	2018	2017
Consumer tissue products	$1.5	$1.5	$4.5	$4.4
Baby and child care products	1.6	1.6	4.7	4.7
Away-from-home professional products	0.8	0.9	2.5	2.5
All other	0.7	0.7	2.2	2.1
Consolidated	$4.6	$4.7	$13.9	$13.7
Note 10. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2018			December 31, 2017
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$83	$252	$335	$87	$258	$345
Work in process	120	106	226	110	103	213
Finished goods	450	664	1,114	421	684	1,105
Supplies and other	—	279	279	—	303	303
	653	1,301	1,954	618	1,348	1,966
Excess of FIFO or weighted-average cost over LIFO cost	(184)	—	(184)	(176)	—	(176)
Total	$469	$1,301	$1,770	$442	$1,348	$1,790
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2018	December 31, 2017
Land	$169	$173
Buildings	2,786	2,830
Machinery and equipment	14,041	14,612
Construction in progress	503	300
	17,499	17,915
Less accumulated depreciation	(10,469)	(10,479)
Total	$7,030	$7,436

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis ("MD&A") of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Third Quarter 2018 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Business Outlook
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea.
This section presents a discussion and analysis of our third quarter 2018 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Changes in foreign currency exchange rates and acquisitions and divestitures also impact the year-over-year change in net sales. Our analysis compares the three and nine months ended September 30, 2018 results to the same periods in 2017.
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

•
U.S. Tax Reform Related Matters - In the first and third quarters of 2018, we recorded adjustments associated with U.S. tax reform related matters. See Note 3 to the consolidated financial statements for details.

Overview of Third Quarter 2018 Results

•	Net sales of $4.6 billion decreased 2 percent compared to the year-ago period. Changes in foreign currency exchange rates reduced sales by 3 percent while organic sales increased 1 percent.

•
Operating profit was $669 in 2018 and $868 in 2017. Net income attributable to Kimberly-Clark Corporation was $451 in 2018 compared to $567 in 2017, and diluted earnings per share were $1.29 in 2018 and $1.60 in 2017. Results in 2018 include charges related to the 2018 Global Restructuring Program.

Results of Operations and Related Information
This section presents a discussion and analysis of our third quarter 2018 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended September 30			Nine Months Ended September 30
	2018	2017	Percent Change	2018	2017	Percent Change
Net Sales:
North America	$2,407	$2,428	-1%	$7,139	$7,131	—
Outside North America	2,252	2,311	-3%	7,009	6,853	+2%
Intergeographic sales	(77)	(74)	N.M.	(231)	(239)	N.M.
Total Net Sales	4,582	4,665	-2%	13,917	13,745	+1%
Operating Profit:
North America	561	603	-7%	1,685	1,757	-4%
Outside North America	277	319	-13%	863	966	-11%
Corporate & Other(a)	(171)	(62)	N.M.	(952)	(193)	N.M.
Other (income) and expense, net(a)	(2)	(8)	-75%	6	—	N.M.
Total Operating Profit	669	868	-23%	1,590	2,530	-37%
Share of net income of equity companies	23	24	-4%	80	79	+1%
Net Income Attributable to Kimberly-Clark Corporation	451	567	-20%	999	1,661	-40%
Diluted Earnings per Share	1.29	1.60	-19%	2.85	4.66	-39%

(a)	Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended September 30, 2018
	As Reported	2018 Global Restructuring Program	U.S. Tax Reform Related Matters	As Adjusted Non-GAAP
Cost of products sold	$3,166	$103	$—	$3,063
Gross Profit	1,416	(103)	—	1,519
Marketing, research and general expenses	749	26	—	723
Operating Profit	669	(129)	—	798
Nonoperating expense	(30)	(20)	—	(10)
Provision for income taxes	(138)	30	(26)	(142)
Effective tax rate	23.9%	—	—	19.6%
Net Income Attributable to Kimberly-Clark Corporation	451	(119)	(26)	596
Diluted Earnings per Share(a)	1.29	(0.34)	(0.07)	1.71
(a) "As Adjusted Non-GAAP" does not equal "As Reported" plus "Adjustments" as a result of rounding.

	Nine Months Ended September 30, 2018
	As Reported	2018 Global Restructuring Program	U.S. Tax Reform Related Matters	As Adjusted Non-GAAP
Cost of products sold	$9,722	$465	$—	$9,257
Gross Profit	4,195	(465)	—	4,660
Marketing, research and general expenses	2,599	341	—	2,258
Operating Profit	1,590	(806)	—	2,396
Nonoperating expense	(75)	(50)	—	(25)
Provision for income taxes	(380)	197	(108)	(469)
Effective tax rate	28.7%	—	—	21.5%
Share of net income of equity companies	80	(1)	—	81
Net income attributable to noncontrolling interests	(25)	11	—	(36)
Net Income Attributable to Kimberly-Clark Corporation	999	(649)	(108)	1,756
Diluted Earnings per Share	2.85	(1.85)	(0.31)	5.01

Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended September 30	Nine Months Ended September 30		Three Months Ended September 30	Nine Months Ended September 30
Volume	(1)	1	Volume	(1)	1
Net Price	1	—	Net Price	4	(2)
Mix/Other	1	1	Input Costs	(24)	(23)
Acquisition	—	—	Cost Savings(c)	17	15
Currency	(3)	—	Currency Translation	(2)	—
Total(a)	(2)	1	Other(d)	(2)	4
Organic(b)	1	1	Total	(8)	(5)
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
Net sales of $4.6 billion in the third quarter of 2018 decreased 2 percent compared to the year-ago period. Changes in foreign currency exchange rates reduced sales by 3 percent. Organic sales increased 1 percent year-on-year. Changes in net selling prices and product mix each improved sales by 1 percent, while sales volumes decreased 1 percent. In North America, organic sales decreased 1 percent in consumer products and increased slightly in K-C Professional. Outside North America, organic sales increased 3 percent in D&E markets and 1 percent in developed markets.
Operating profit in the third quarter of 2018 was $669, including charges related to the 2018 Global Restructuring Program. Adjusted operating profit was $798 in 2018 compared to operating profit of $868 in 2017. Results were impacted by $210 of higher input costs, driven by $115 in pulp and $65 in other raw materials. Foreign currency translation effects decreased operating profit by $15 and transaction effects also negatively impacted the comparison. On the other hand, results benefited from organic sales growth, $105 of cost savings from our FORCE program and $40 of cost savings from the 2018 Global Restructuring Program. The comparison also benefited from lower general and administrative costs.
The third quarter effective tax rate was 23.9 percent in 2018 and 28.8 percent in 2017. The adjusted effective tax rate was 19.6 percent in the third quarter of 2018. The comparison benefited from U.S. tax reform, along with planning initiatives.
Our share of net income of equity companies in the third quarter was $23 in 2018 and $24 in 2017. Kimberly-Clark de Mexico, S.A.B. de C.V. (“K-C de Mexico”) results were negatively impacted by higher input costs and a weaker Mexican peso, but benefited from increased net selling prices and cost savings.

Diluted net income per share for the third quarter of 2018 was $1.29. Third quarter adjusted earnings per share were $1.71 in 2018, an increase of 7 percent compared to diluted net income per share of $1.60 in 2017.
Year-to-date net sales of $13.9 billion increased 1 percent compared to the year-ago period. Organic sales increased 1 percent. Sales volumes and changes in product mix each improved sales approximately 1 percent, while changes in net selling prices decreased sales slightly. Year-to-date operating profit was $1,590 in 2018, including charges related to the 2018 Global Restructuring Program. Adjusted operating profit was $2,396 in 2018 compared to operating profit of $2,530 in 2017. The comparison was impacted by $580 of higher input costs, unfavorable currency effects and lower net selling prices. Results benefited from sales volume growth, changes in product mix, $300 of FORCE cost savings, $80 of cost savings from the 2018 Global Restructuring Program and lower marketing, research and general spending. Diluted net income per share was $2.85 in 2018. Year-to-date adjusted earnings per share were $5.01 in 2018, an increase of 8 percent compared to diluted net income per share of $4.66 in 2017.
Results by Business Segments
Personal Care

Three Months Ended September 30			Nine Months Ended September 30		Three Months Ended September 30			Nine Months Ended September 30
2018		2017	2018	2017	2018		2017	2018	2017
Net Sales	$2,252	$2,284	$6,816	$6,804	Operating Profit	$466	$482	$1,397	$1,443

Net Sales		Percent Change	Percent Change		Operating Profit		Percent Change	Percent Change
Volume		1		1	Volume		4		2
Net Price		—		(1)	Net Price		(1)		(7)
Mix/Other		1		1	Input Costs		(16)		(13)
Acquisition		1		1	Cost Savings(c)		16		14
Currency		(4)		(1)	Currency Translation		(3)		(1)
Total(a)		(1)		—	Other(d)		(3)		2
Organic(b)		2		—	Total		(3)		(3)
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
Third quarter net sales of $2.3 billion decreased 1 percent. Changes in currency rates reduced sales by 4 percent, while last year's acquisition of our joint venture in India benefited sales by 1 percent. Sales volumes and changes in product mix each improved sales by 1 percent. Third quarter operating profit of $466 decreased 3 percent. The comparison was impacted by input cost inflation and unfavorable currency effects, while results benefited from cost savings and organic sales growth.
Net sales in North America increased 2 percent. Sales volumes increased 3 percent, while the combined impact of changes in net selling prices and product mix reduced sales by 1 percent. Total volumes in infant and child care were up high-single digits compared to a mid-single digit decline in the year-ago period. The volume growth reflects benefits from increased brand support, changes in the timing of promotion shipments, ongoing momentum on Pull-Ups training pants and innovations launched over the last 12 months. Volumes decreased mid-single digits in adult care, including the impact of changes in the timing of promotion shipments, compared to a high-single digit increase in the year-ago period.
Net sales in D&E markets decreased 4 percent. Changes in currency rates were unfavorable by 10 percent, primarily in Latin America, while the acquisition of our joint venture in India benefited sales by 1 percent. Changes in net selling prices and product mix each improved sales by more than 2 percent. The higher net selling prices were driven by increases in Latin America, partially offset by decreases in China. Sales volumes were similar year-on-year, including increases in Brazil, Eastern Europe and Vietnam, and declines in Argentina and China.
Net sales in developed markets outside North America decreased 3 percent, including a 1 percent negative impact from changes in currency rates. Changes in net selling prices decreased sales by 3 percent, while sales volumes and changes in product mix each improved sales by 1 percent.

Consumer Tissue

Three Months Ended September 30			Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
2018		2017	2018	2017		2018	2017	2018	2017
Net Sales	$1,469	$1,518	$4,520	$4,436	Operating Profit	$212	$265	$668	$790

Net Sales		Percent Change	Percent Change			Operating Profit	Percent Change	Percent Change
Volume		(5)		—		Volume	(13)		(2)
Net Price		2		1		Net Price	14		7
Mix/Other		1		—		Input Costs	(35)		(38)
Currency		(2)		1		Cost Savings(c)	18		16
Total(a)		(3)		2		Currency Translation	—		1
						Other(d)	(4)		1
Organic(b)		(2)		1		Total	(20)		(15)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Third quarter net sales of $1.5 billion decreased 3 percent. Changes in currency rates reduced sales approximately 2 percent. Sales volumes decreased 5 percent, while changes in net selling prices increased sales by 2 percent and changes in product mix improved sales by 1 percent. Third quarter operating profit of $212 decreased 20 percent. The comparison was impacted by input cost inflation and lower volumes, while results benefited from cost savings and increased net selling prices.
Net sales in North America decreased 5 percent compared to a 3 percent increase in the year-ago period. Results were primarily impacted by lower promotion activity. Sales volumes decreased 8 percent, while changes in net selling prices increased sales by 2 percent and changes in product mix increased sales by 1 percent.
Net sales in D&E markets decreased 6 percent. Changes in currency rates decreased sales by 6 percent, mostly in Latin America. Changes in net selling prices and product mix each increased sales by 2 percent, while sales volumes decreased 4 percent.
Net sales in developed markets outside North America increased 3 percent. Changes in currency rates reduced sales by 1 percent. Net selling prices rose 3 percent and sales volumes increased more than 2 percent, while changes in product mix reduced sales by 2 percent.
K-C Professional

Three Months Ended September 30			Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
2018		2017	2018	2017		2018	2017	2018	2017
Net Sales	$848	$852	$2,541	$2,473	Operating Profit	$160	$175	$483	$490

Net Sales		Percent Change	Percent Change			Operating Profit	Percent Change	Percent Change
Volume		1		1		Volume	1		2
Net Price		—		—		Net Price	—		1
Mix/Other		1		1		Input Costs	(22)		(18)
Currency		(2)		1		Cost Savings(c)	12		11
Total(a)		—		3		Currency Translation	(1)		1
						Other(d)	1		2
Organic(b)		1		2		Total	(9)		(1)
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

Third quarter net sales of $0.8 billion decreased slightly. Changes in currency rates reduced sales by 2 percent. Sales volumes and changes in product mix each increased sales by approximately 1 percent. Third quarter operating profit of $160 decreased 9 percent. The comparison was impacted by input cost inflation and unfavorable currency effects, partially offset by cost savings, organic sales growth and lower general, administrative and selling costs.
Net sales in North America increased slightly. Sales volumes rose slightly, as low-single digit increases in washroom products and wipers were mostly offset by declines in other product categories.
Net sales in D&E markets decreased 2 percent, including a 6 percent negative impact from changes in currency rates. Sales volumes increased 4 percent, driven by Asia-Pacific, and changes in net selling prices increased sales by 2 percent. Changes in product mix decreased sales by 1 percent.
Net sales in developed markets outside North America decreased 1 percent. Changes in currency rates decreased sales by 1 percent. Changes in product mix increased sales by 2 percent, while sales volumes decreased 2 percent.
2018 Global Restructuring Program
In January 2018, we announced the 2018 Global Restructuring Program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization.  We expect to close or sell approximately 10 manufacturing facilities and expand production capacity at several others. We expect to exit or divest some lower-margin businesses that generate approximately 1 percent of our net sales. The sales are concentrated in our consumer tissue business segment. The restructuring is expected to impact our organizations in all major geographies. Workforce reductions are expected to be in the range of 5,000 to 5,500. Certain capital appropriations under the 2018 Global Restructuring Program are being finalized. Accounting for actions related to each appropriation will commence when the appropriation is authorized for execution.
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
Third quarter restructuring cash charges were $66 pre-tax, non-cash charges were $83 pre-tax and total net restructuring charges were $119 after tax. For the nine months ended September 30, 2018, cash charges were $512 pre-tax, non-cash charges were $344 pre-tax and total restructuring charges were $649 after tax. Third quarter non-cash charges primarily related to incremental depreciation, asset write-offs and pension settlements. Savings for the first nine months of 2018 were $80. We expect to generate full year savings of $100 to $120 in 2018.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2,021 for the first nine months of 2018, compared to $2,066 in the prior year. The decrease was primarily due to payments for restructuring charges, pension contributions and lower earnings, partially offset by lower tax payments in 2018.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $980 as of September 30, 2018 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the third quarter of 2018 was $1,079. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes, as well as pension contributions.
At September 30, 2018 and December 31, 2017, total debt was $7.5 billion and $7.4 billion, respectively.
In June 2018, we entered into a $2.0 billion revolving credit facility which expires in June 2023 and a $500 revolving credit facility which expires in June 2019.  These facilities, currently unused, replaced a similar $2.0 billion facility, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first nine months of 2018, we repurchased 5.5 million shares of our common stock at a cost of $601 through a broker in the open market. We are targeting full-year 2018 share repurchases of $800, subject to market conditions.

Our subsidiaries in Argentina (“K-C Argentina”) began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of September 30, 2018, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were less than 2 percent of our consolidated net sales for the nine months ended September 30, 2018 and 2017.
We believe that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund working capital, payments for our 2018 Global Restructuring Program, capital spending, pension contributions, dividends and other needs for the foreseeable future. Further, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall business, liquidity, financial condition or results of operations for the foreseeable future.
Business Outlook
In 2018, we plan to continue to execute our Global Business Plan strategies, which include a focus on targeted growth initiatives, innovation and brand building, cost savings programs and shareholder-friendly capital allocation. In 2018, we expect earnings per share to be $3.29 to $3.79. Adjusted earnings per share are expected to be $6.60 to $6.80, which excludes 2018 Global Restructuring Program charges equivalent to $2.70 to $3.00 and an impact of $0.31 from U.S. tax reform related net charges. Our adjusted earnings per share guidance is based on the assumptions described below:

•
We expect net sales similar year-on-year (prior assumption reported in our second quarter Form 10-Q was similar, to up 1 percent). We anticipate changes in foreign currency exchange rates to have a 1 percent negative impact on net sales (previous estimate was neutral to 1 percent negative impact).

•	We expect organic sales to increase approximately 1 percent.

•	We expect adjusted operating profit to decline at the high end of, or slightly more than, the prior estimate for a decline of 2 to 5 percent.

•	We expect inflation in key cost inputs in the upper half of the previously communicated $675 to $775 range.

•	We expect currency effects somewhat more unfavorable than previously assumed.

•	We expect the adjusted effective tax rate to be 21 to 22 percent (prior estimate was at the low end of the 23 to 26 percent target range).
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
As of September 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2018. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1, Note 7 to the unaudited consolidated financial statements, which is incorporated in this Item 1 by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the third quarter of 2018 were made through a broker in the open market.
The following table contains information for shares repurchased during the third quarter of 2018. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2018)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	666,900	$105.73	21,498,418	18,501,582
August 1 to August 31	494,600	114.71	21,993,018	18,006,982
September 1 to September 30	396,926	115.37	22,389,944	17,610,056
Total	1,558,426

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
October 22, 2018