Form 10-K
period 2018-12-31
KIMBERLY CLARK CORP
filed 2019-02-07
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2018 (based on closing stock price on the New York Stock Exchange as of such date) was approximately $36.6 billion.
As of January 31, 2019, there were 344,431,630 shares of Kimberly-Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's Annual Meeting of Stockholders to be held on May 2, 2019 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2018 Annual Report

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
Certain prior period financial information related to our adoption of Accounting Standards Update No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU No. 2017-07") and the classification of costs associated with sales of K-C Professional (“KCP”) dispensers has been recast. The recast has no impact on our earnings or earnings per share in any period. See Item 8, Note 1 to the consolidated financial statements for details.
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

•
Consumer Tissue offers a wide variety of innovative solutions and trusted brands that responsibly improve everyday living for families around the world.  Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Neve and other brand names.

•
K-C Professional ("KCP") partners with businesses to create Exceptional Workplaces, helping to make them healthier, safer and more productive through a range of solutions and supporting products such as wipers, tissue, towels, apparel, soaps and sanitizers. Our brands, including Kleenex, Scott, WypAll, Kimtech and KleenGuard are well known for quality and trusted to help people around the world work better.

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
Products for household use are sold directly to supermarkets, mass merchandisers, drugstores, warehouse clubs, variety and department stores and other retail outlets, as well as through other distributors and e-commerce. Products for away-from-home use are sold through distributors and directly to manufacturing, lodging, office building, food service, and high-volume public facilities.
Net sales to Walmart Inc. as a percent of our consolidated net sales were approximately 14 percent in 2018, 2017 and 2016.
Patents and Trademarks
We own various patents and trademarks registered domestically and in many foreign countries. We consider the patents and trademarks that we own and the trademarks under which we sell certain of our products to be material to our business. Consequently, we seek patent and trademark protection by all available means, including registration.

1	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

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
Foreign Market Risks
We operate and market our products globally, and our business strategy includes targeted growth in Asia, Latin America, Eastern Europe, the Middle East and Africa, with a particular emphasis in China, Eastern Europe, ASEAN and Latin America. See Item 1A, "Risk Factors" for a discussion of foreign market risks that may affect our financial results.
Environmental Matters
Total capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at our facilities are expected to be $36 and $16 in 2019 and 2020, respectively. Total operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental fees, and research and engineering costs are expected to be $117 in 2019 and 2020.
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
Employees
In our consolidated operations, we had approximately 41,000 employees as of December 31, 2018.
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

2	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Significant increases in prices for raw materials, energy, transportation or other necessary supplies or services, without corresponding increases in our selling prices, could adversely affect our financial results.
Increases in the cost and availability of raw materials, including pulp and petroleum-based materials, the cost of energy, transportation and other necessary services, supplier constraints, supplier consolidation which could limit our sources of supply for these items, an inability to maintain favorable supplier arrangements and relations or an inability to avoid disruptions in production output could have an adverse effect on our financial results.
Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered waste paper, is used extensively in our tissue products and is subject to significant price fluctuations. Cellulose fiber, in the form of fluff pulp, is a key component in our personal care products. In past years, pulp prices have experienced significant volatility. Increases in pulp prices or limits in the availability of recycled fiber could adversely affect our earnings if selling prices for our finished products are not adjusted or if these adjustments significantly trail the increases in pulp prices. In some instances, we utilize negotiated short-term contract structures to reduce pulp price volatility, but we have not used derivative instruments to manage these risks.
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
There can be no assurance that our efforts to increase selling prices, such as our recently announced plans to increase net selling prices across a majority of our North America consumer products businesses, will be successful.
Increasing dependence on key retailers in Developed Markets and the emergence of new sales channels may adversely affect our business.
Our products are sold in a highly competitive global marketplace, which continues to experience increased concentration and the growing presence of large-format retailers, discounters and e-tailers. With the consolidation of retail trade, both traditional retailers and e-tailers, we are increasingly dependent on key customers, and some of these customers, including large-format retailers and large e-tailers, may have significant bargaining power. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, additional requirements related to safety, environmental, social and other sustainability issues, and other conditions. If we lose a significant customer or if sales of our products to a significant customer materially decrease, our business, financial condition and results of operations may be adversely affected.
Intense competition for sales of our products, changes in consumer purchasing patterns and the inability to innovate or market our products effectively could have an adverse effect on our financial results.
We operate in highly competitive domestic and international markets against well-known, branded products and low-cost or private label products. Inherent risks in our competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of consolidation within retailer and distribution channels, a growing e-commerce marketplace, customers' and competitors' actions. Our competitors for these markets include global, regional and local manufacturers, including private label manufacturers. Some of these competitors may have better access to financial resources and greater market penetration, which enable them to offer a wider variety of products and services at more competitive prices. Alternatively, some of these competitors may have significantly lower product development and manufacturing costs, particularly with respect to private label products, allowing them to offer products at a lower price. E-commerce potentially intensifies competition by simplifying distribution and lowering barriers to entry. The actions of these competitors could adversely affect our financial results. It may be necessary for us to lower prices on our products and increase spending on advertising and promotions, which could adversely affect our financial results.

3	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

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
We continue to implement plans to improve our competitive position by achieving cost reductions in our operations, including implementing restructuring programs in functions or areas of our business where we believe such opportunities exist. In January 2018, we announced a global restructuring program. The 2018 Global Restructuring Program will reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. In addition, we expect ongoing cost savings from our continuous improvement activities. We anticipate these cost savings will result from reducing material costs and manufacturing waste and realizing productivity gains, distribution efficiencies and overhead reductions in each of our business segments and in our corporate functions. Any negative impact these plans have on our relationships with employees, suppliers or customers or any failure to generate the anticipated efficiencies and savings could adversely affect our financial results.
Our international operations are subject to foreign market risks, including changes in foreign currency exchange rates, currency restrictions and political, social and economic instability, which may adversely affect our financial results.
Our strategy includes operations growth outside the U.S., especially in developing markets such as China, Eastern Europe, ASEAN and Latin America. About half of our net sales come from markets outside the U.S. We and our equity companies have manufacturing facilities in 35 countries, and sell products in more than 175 countries. Our results may be substantially affected by a number of foreign market risks:

•
Exposure to the movement of various currencies against each other and the U.S. dollar. A portion of the exposures, arising from transactions and commitments denominated in non-local currencies, is systematically managed through foreign currency forward and swap contracts where available and economically advantageous. We do not generally hedge our translation exposure with respect to foreign operations.

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

The inability to effectively manage foreign market risk could adversely affect our business, consolidated financial condition, results of operations or liquidity. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Item 8, Note 1 to the consolidated financial statements for information regarding our adoption of highly inflationary accounting in Argentina.

4	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

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
If we are unable to comply with all laws and regulations, it could negatively impact our reputation and our business results. We cannot provide assurance that our internal control policies and procedures, and ethics and compliance program will always protect us from acts committed by our employees or agents. While it is our policy and practice to comply with all legal and regulatory requirements applicable to our business, a finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could adversely affect our business, results of operations, cash flows and financial condition. Even if a claim is unsuccessful, is without merit or is not fully pursued, the negative publicity surrounding such assertions regarding our products, processes or business practices could adversely affect our reputation and brand image.
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
Increased cyber-security threats and computer crime also pose a potential risk to the security of our information technology systems, including those of third-party service providers with whom we have contracted, as well as the confidentiality, integrity and availability of the data stored on those systems. Further, data privacy is subject to frequently changing rules and regulations regarding the handling of personal data, such as the General Data Protection Regulation ("GDPR") which was recently adopted by the European Union. Any breach in our information technology security systems could result in the disclosure or misuse of confidential or proprietary information, including sensitive customer, supplier, employee or investor information maintained in the ordinary course of our business. Any such event, or any failure to comply with the requirements of GDPR or other laws in this area, could cause damage to our reputation, loss of valuable information or loss of revenue and could result in legal liability, or regulatory or other penalties. In addition, we may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events.
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

5	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

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
New or revised tax regulations could have an adverse effect on our financial results.
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
We may periodically divest product lines or businesses. These divestitures may adversely impact our results if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested products or businesses, or mitigate overhead costs allocated to those businesses. Furthermore, the divestitures could adversely affect our ongoing business operations, including by enhancing our competitors' positions or reducing consumer confidence in our ongoing brands and products.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
At December 31, 2018, we own or lease:

•	our principal executive office located in the Dallas, Texas metropolitan area;

•	four operating segment and geographic headquarters at two U.S. and two international locations; and

•	five global business service centers at one U.S. and four international locations.
The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
North America (in 15 states in the U.S.)	31
Outside North America	58
Total (in 35 countries)	89
Many of these facilities produce multiple products, some across multiple segments. Consumer tissue and KCP products are produced in 53 facilities and personal care products are produced in 50 facilities. We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained.

6	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

ITEM 3.    LEGAL PROCEEDINGS
See Item 8, Note 10 to the consolidated financial statements, which is incorporated in this Item 3 by reference, for information on legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 7, 2019, together with certain biographical information, are as follows:
Achal Agarwal, 59, was elected President, K-C Asia-Pacific in 2012. He is responsible for our consumer business in our Asia-Pacific region. From 2008 to 2012, his title was President, K-C North Asia. Mr. Agarwal joined Kimberly-Clark from PepsiCo, Inc. where he served from March 2008 to June 2008 as Business Unit General Manager, Sub-Saharan Africa Beverages and Snacks and as Chief Operating Officer, Greater China Beverages from 2005 to February 2008.
J. Scott Boston, 56, was elected Senior Vice President and Chief Human Resources Officer in 2017. He is responsible for the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and corporate health services. From 2011 to April 2016, his title was Vice President HR K-C International and from April 2016 to December 2016, his title was Vice President of Global Talent Management, HR Strategy & Operations. Prior to joining Kimberly-Clark, Mr. Boston served as Senior Vice President, Human Resources, for McKesson Corporation.
Sergio Cruz, 52, was elected President, K-C Latin America in 2017. He is responsible for our consumer business in our Latin America region. From 2014 to January 2017, Mr. Cruz served as Vice President, K-C Brazil and from 2011 to 2013, he served as Managing Director and Vice President, K-C Eastern Europe. Mr. Cruz joined Kimberly-Clark in 2005 and has held a number of positions with increasing responsibility within our international business operations.
Thomas J. Falk, 60, was elected Executive Chairman of the Board in January 2019.  Prior to that, he served as Chairman of the Board and Chief Executive Officer since 2003 and as President and Chief Executive Officer from 2002 to 2003. He served as President and Chief Operating Officer from 1999 to 2002. Mr. Falk previously had been elected Group President, Global Tissue, Pulp and Paper in 1998, where he was responsible for our global tissue businesses. Earlier in his career, Mr. Falk had responsibility for our North American Infant Care, Child Care and Wet Wipes businesses. Mr. Falk joined Kimberly-Clark in 1983 and has held other senior management positions. He has been a director of Kimberly-Clark since 1999. He also serves on the board of directors of Lockheed Martin Corporation, the Federal Reserve Bank of Dallas, Catalyst Inc., the Global Consumer Goods Forum, and the University of Wisconsin Foundation, and serves as a governor of the Boys & Girls Clubs of America.
Maria Henry, 52, was elected Senior Vice President and Chief Financial Officer in 2015. Prior to joining Kimberly-Clark, Ms. Henry served as Chief Financial Officer of Hillshire Brands Company, a branded food products company, from 2012 to 2014, and Chief Financial Officer of Sara Lee Corporation’s North American Retail and Food Service business from 2011 to 2012. Prior to joining Sara Lee (the predecessor to Hillshire Brands) in 2011, Ms. Henry was Executive Vice President and Chief Financial Officer of Culligan International, where she was responsible for finance, strategy, business development and information technology. Before Culligan, Ms. Henry served as Chief Financial Officer of Vastera, Inc. She began her career at General Electric. She also serves on the board of directors of General Mills, Inc.
Michael D. Hsu, 54, was elected Chief Executive Officer in January 2019. Prior to that, he served as President and Chief Operating Officer since 2017, where he was responsible for the day-to-day operations of our business units, along with our global innovation, marketing and supply chain functions. He served as Group President, K-C North America from 2013 to 2016, where he was responsible for our consumer business in North America, as well as leading the development of new business strategies for global nonwovens. From 2012 to 2013, his title was Group President, North America Consumer Products. He has been a director of Kimberly-Clark since 2017. Prior to joining Kimberly-Clark, Mr. Hsu served as Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010 to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company. Mr. Hsu also serves on the board of trustees of United Way U.S.A.

7	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Sandra MacQuillan, 52, was elected Senior Vice President and Chief Supply Chain Officer in 2015. She is responsible for procurement, manufacturing, logistics, quality, safety and sustainability. Ms. MacQuillan joined Kimberly-Clark from Mars Incorporated, a manufacturer of confectionery, pet food, and other food products, where she served from 2009 to 2015 as Global Vice President, Supply Chain, responsible for manufacturing, engineering and logistics for Mars’ Global Petcare business.
Jeffrey Melucci, 48, was elected Senior Vice President - General Counsel in 2017. From January 2017 to September 2017, he served as Vice President, Senior Deputy General Counsel and General Counsel of Kimberly-Clark’s Global Operations. From March 2013 to January 2017, he served as Vice President and Deputy General Counsel. He also served as Corporate Secretary from April 2014 to September 2017 and General Counsel of Kimberly-Clark International from March 2013 to December 2016. Mr. Melucci joined Kimberly-Clark from General Electric, where he served in multiple roles of increasing responsibility, most recently as General Counsel - Aviation Systems and Aviation Business Development.
Anthony J. Palmer, 59, was elected President - Global Brands and Innovation in 2012. Previously, he served as Senior Vice President and Chief Marketing Officer from 2006 to 2012. He leads the global development of our consumer categories through marketing, innovation, category and customer development and shopper marketing. In addition, he leads our global marketing, innovation and corporate research and development functions. Prior to joining Kimberly-Clark in 2006, he served in a number of senior marketing and general management roles at Kellogg Company from 2002 to 2006, including as Managing Director of Kellogg's United Kingdom business. He also serves on the board of directors of The Hershey Company.
Aaron Powell, 47, was elected President of K-C Professional in May 2018. He is responsible for our global professional business, which includes commercial tissue and wipers, skin care, safety and do-it-yourself products. From April 2018 to May 2018, he served as President, K-C Europe, Middle East & Africa (EMEA) and from 2016 to April 2018, he led our K-C Professional operations in North America. Prior to that, Mr. Powell held a number of positions of increasing responsibility within our EMEA operations, including Vice President and Managing Director, Central & Eastern Europe. Mr. Powell joined Kimberly-Clark in 2007.
Kimberly K. Underhill, 54, was elected Group President, K-C North America in May 2018. She is responsible for our consumer business in North America. From 2014 to May 2018, she served as President of K-C Professional, and from 2011 to 2014, she served as President, Consumer Europe. She joined Kimberly-Clark in 1988 and has held a number of positions with increasing responsibility within research and engineering, operations and marketing. She also serves on the board of directors of Foot Locker, Inc.
Tristram Wilkinson, 50, was elected President, K-C EMEA in August 2018. He is responsible for our consumer business in our EMEA region. From 2016 to August 2018, he served as Vice President and Managing Director, Central & Eastern Europe. Prior to that, Mr. Wilkinson held a number of positions of increasing responsibility within our EMEA operations, including Vice President and Managing Director, United Kingdom & Ireland. Mr. Wilkinson joined Kimberly-Clark in 1995.

8	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
As of January 31, 2019, we had 19,734 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2018, we repurchased 7.3 million shares of our common stock at a cost of $800 through a broker in the open market.
The following table contains information for shares repurchased during the fourth quarter of 2018. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2018)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	800,200	$109.08	23,190,144	16,809,856
November 1 to November 30	546,200	110.33	23,736,344	16,263,656
December 1 to December 31	457,000	113.56	24,193,344	15,806,656
Total	1,803,400

(a)
Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on November 13, 2014. This program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

9	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
	2018(a)	2017(b)	2016(c)	2015(d)	2014(e)
Net Sales	$18,486	$18,348	$18,287	$18,682	$19,817
Gross Profit	5,597	6,587	6,691	6,667	6,752
Operating Profit	2,229	3,358	3,383	3,038	2,619
Share of Net Income of Equity Companies	103	104	132	149	146
Income from Continuing Operations	1,445	2,319	2,219	1,066	1,545
Income from Discontinued Operations, Net of Income Taxes	—	—	—	—	50
Net Income	1,445	2,319	2,219	1,066	1,595
Net Income Attributable to Noncontrolling Interests in Continuing Operations	(35)	(41)	(53)	(53)	(69)
Net Income Attributable to Kimberly-Clark Corporation	1,410	2,278	2,166	1,013	1,526
Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic
Continuing operations	4.05	6.44	6.03	2.78	3.94
Discontinued operations	—	—	—	—	0.13
Net income	4.05	6.44	6.03	2.78	4.07

Diluted
Continuing operations	4.03	6.40	5.99	2.77	3.91
Discontinued operations	—	—	—	—	0.13
Net income	4.03	6.40	5.99	2.77	4.04

Cash Dividends
Declared	4.00	3.88	3.68	3.52	3.36
Paid	3.97	3.83	3.64	3.48	3.33

Total Assets	14,518	15,151	14,602	14,842	15,526
Long-Term Debt	6,247	6,472	6,439	6,106	5,630
Total Stockholders' Equity	(46)	882	117	40	999

(a)
Results include pre-tax charges of $1,036, $783 after tax, related to the 2018 Global Restructuring Program and a net charge of $117 associated with U.S. tax reform related matters. See Item 8, Notes 2 and 12 to the consolidated financial statements for details.

(b)	Results include other expense of $24 and an income tax benefit of $85 for U.S. tax reform related matters. See Item 8, Notes 5 and 12 to the consolidated financial statements for details.

(c)
Results include other income of $11 related to an updated assessment of the deconsolidation of our Venezuelan operations. Additionally, results were negatively impacted by pre-tax charges of $35, $27 after tax, related to the 2014 Organization Restructuring. See Item 8, Notes 1 and 3 to the consolidated financial statements for details.

(d)
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

(e)
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

10	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and prospects. This discussion and analysis compares 2018 results to 2017, and 2017 results to 2016. The reference to "N.M." indicates that the calculation is not meaningful. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling prices on net sales. Changes in foreign currency rates and acquisitions and divestitures also impact the year-over-year change in net sales. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2018 Results

•	Results of Operations and Related Information

•	Unaudited Quarterly Data

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	New Accounting Standards

•	Business Outlook

•	Information Concerning Forward-Looking Statements
Certain prior period financial information related to our adoption of Accounting Standards Update No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU No. 2017-07") and the classification of costs associated with sales of K-C Professional (“KCP”) dispensers has been recast. The recast has no impact on our earnings or earnings per share in any period. See Item 8, Note 1 to the consolidated financial statements for details.
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:

•
2018 Global Restructuring Program - In 2018, we initiated a restructuring program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. See Item 8, Note 2 to the consolidated financial statements for details.

•
U.S. Tax Reform Related Matters - In 2018 and 2017, we recognized a net charge and a net benefit, respectively, associated with U.S. tax reform related matters. See Item 8, Note 12 to the consolidated financial statements for details.

11	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

•
2014 Organization Restructuring - In 2014, we initiated a restructuring in order to improve organization efficiency and offset the impact of stranded overhead costs resulting from the 2014 spin-off of our health care business. As a result, we recognized restructuring charges in 2014, 2015 and 2016. Restructuring actions were completed by December 31, 2016. See Item 8, Note 3 to the consolidated financial statements for details.

•
Adjustment Related to Venezuelan Operations - Results in 2016 include other income related to the deconsolidation of our Venezuelan operations. See Item 8, Note 1 to the consolidated financial statements for details.

Overview of Business
We are a global company focused on leading the world in essentials for a better life, with manufacturing facilities in 33 countries and products sold in more than 175 countries. Our products are sold under well-known brands such as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. We have three reportable business segments: Personal Care, Consumer Tissue and KCP. These business segments are described in greater detail in Item 8, Note 14 to the consolidated financial statements.
In operating our business, we seek to:

•	grow our portfolio of brands through innovation, category development and commercial execution,

•	leverage our cost and financial discipline to fund growth and improve margins, and

•	allocate capital in value-creating ways.
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E Markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea.
Highlights for 2018 include the following:

•	Net sales of $18.5 billion increased 1 percent compared to 2017. Organic sales growth of more than 1 percent was partially offset by unfavorable changes in foreign currency exchange rates.

•	In North America, organic sales increased 3 percent in K-C Professional and 1 percent in consumer products.

•	Outside North America, organic sales increased 2 percent in D&E Markets and 1 percent in Developed Markets.

•
Input cost inflation of $795 was partially offset by $375 in cost savings from our FORCE (Focused On Reducing Costs Everywhere) program and $135 in cost savings from the 2018 Global Restructuring Program.

•
Diluted earnings per share were $4.03 in 2018 compared to $6.40 in 2017, including charges from the 2018 Global Restructuring Program and U.S. tax reform related matters in 2018 and a net benefit from U.S. tax reform related matters in 2017.

•
We continue to focus on generating cash flow and allocating capital to shareholders. Cash provided by operations was $3.0 billion in 2018. We raised our dividend in 2018 by 3.1 percent, the 46th consecutive annual increase in our dividend. Altogether, share repurchases and dividends in 2018 amounted to $2.2 billion.

We are subject to risks and uncertainties, which can affect our business operations and financial results. See Item 1A, "Risk Factors" in this Form 10-K for additional information.
Overview of 2018 Results

•
Net sales of $18.5 billion increased 1 percent compared to the prior year, as growth in organic sales of more than 1 percent was partially offset by unfavorable changes in foreign currency exchange rates.

•	Operating profit and Net Income Attributable to Kimberly-Clark Corporation were $2,229 and $1,410 in 2018 and $3,358 and $2,278 in 2017, respectively.

•
Diluted earnings per share were $4.03 in 2018 compared to $6.40 in 2017. Results in 2018 included charges from the 2018 Global Restructuring Program of $2.24 and a net charge of $0.33 for U.S. tax reform related matters. Results in 2017 included a net benefit of $0.17 from U.S. tax reform related matters.

12	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Results of Operations and Related Information
This section presents a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2018 results of operations.
Consolidated

Selected Financial Results	Year Ended December 31
	2018	2017	Change 2018 vs. 2017	2016	Change 2017 vs. 2016
Net Sales:
North America	$9,532	$9,437	+1%	$9,592	-2%
Outside North America	9,256	9,228	—	9,002	+3%
Intergeographic sales	(302)	(317)	-5%	(307)	+3%
Total Net Sales	18,486	18,348	+1%	18,287	—
Operating Profit:
North America	2,215	2,331	-5%	2,372	-2%
Outside North America	1,127	1,299	-13%	1,264	+3%
Corporate & Other(a)	(1,112)	(245)	N.M.	(245)	N.M.
Other (income) and expense, net(a)	1	27	-96%	8	+238%
Total Operating Profit	2,229	3,358	-34%	3,383	-1%
Provision for income taxes	(471)	(776)	-39%	(922)	-16%
Share of net income of equity companies	103	104	-1%	132	-21%
Net Income Attributable to Kimberly-Clark Corporation	1,410	2,278	-38%	2,166	+5%
Diluted Earnings per Share	4.03	6.40	-37%	5.99	+7%

(a)	Corporate & Other and Other (income) and expense, net includes income and expenses not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Twelve Months Ended December 31, 2018
	As Reported	2018 Global Restructuring Program	U.S. Tax Reform Related Matters	As Adjusted Non-GAAP
Cost of products sold	$12,889	$541	$—	$12,348
Gross Profit	5,597	(541)	—	6,138
Marketing, research and general expenses	3,367	380	—	2,987
Other (income) and expense, net	1	(12)	—	13
Operating Profit	2,229	(909)	—	3,138
Nonoperating expense	(163)	(127)	—	(36)
Provision for income taxes	(471)	243	(117)	(597)
Effective tax rate	26.0%	—	—	21.0%
Share of net income of equity companies	103	(1)	—	104
Net income attributable to noncontrolling interests	(35)	11	—	(46)
Net Income Attributable to Kimberly-Clark Corporation	1,410	(783)	(117)	2,310
Diluted Earnings per Share(a)	4.03	(2.24)	(0.33)	6.61

(a)	"As Adjusted Non-GAAP" does not equal "As Reported" plus "Adjustments" as a result of rounding.

13	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

	Twelve Months Ended December 31, 2017
	As Reported	U.S. Tax Reform Related Matters	As Adjusted Non-GAAP
Other (income) and expense, net	$27	$24	$3
Operating Profit	3,358	(24)	3,382
Provision for income taxes	(776)	85	(861)
Effective tax rate	25.9%	—	28.6%
Net Income Attributable to Kimberly-Clark Corporation	2,278	61	2,217
Diluted Earnings per Share	6.40	0.17	6.23

	Twelve Months Ended December 31, 2016
	As Reported	Charges for 2014 Organization Restructuring	Adjustment Related to Venezuelan Operations	As Adjusted Non-GAAP
Cost of products sold	$11,596	$6	$—	$11,590
Marketing, research and general expenses	3,300	32	—	3,268
Other (income) and expense, net	8	(3)	(11)	22
Operating Profit	3,383	(35)	11	3,407
Provision for income taxes	(922)	8	—	(930)
Effective tax rate	30.6%	—	—	30.7%
Net Income Attributable to Kimberly-Clark Corporation	2,166	(27)	11	2,182
Diluted Earnings per Share	5.99	(0.07)	0.03	6.03
Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	2018 vs. 2017	2017 vs. 2016		2018 vs. 2017	2017 vs. 2016
Volume	—	1	Volume	1	1
Net Price	—	(1)	Net Price	3	(7)
Mix/Other	1	—	Input Costs	(24)	(10)
Currency	(1)	1	Cost Savings(c)	15	13
Total(a)	1	—	Currency Translation	—	1
			Other(d)	(2)	1
Organic(b)	1	—	Total	(7)	(1)

(a)	Total may not equal the sum of volume, net price, mix/other and currency due to rounding.

(b)	Combined impact of changes in volume, net price and mix/other.

(c)	Combined benefits of the FORCE program and 2018 Global Restructuring Program.

(d)	Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
2018 vs. 2017
Net sales of $18.5 billion increased 1 percent compared to the year-ago period. Organic sales increased more than 1 percent, as changes in product mix, net selling prices and sales volumes were all up slightly. Changes in foreign currency exchange rates decreased sales by approximately 1 percent. Operating profit was $2,229 in 2018 and $3,358 in 2017. Adjusted operating profit was $3,138 in 2018 and $3,382 in 2017. Results in 2018 were impacted by $795 of higher input costs, driven by $460 in pulp and $220 in other raw materials, along with unfavorable currency effects. Results benefited from organic sales growth, $375 of FORCE cost savings and $135 of cost savings from the 2018 Global Restructuring Program, and lower general and administrative costs.

14	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

The effective tax rate of 26 percent in 2018 was essentially even compared to the rate in 2017. The rate in 2018 included a net charge of $117 related to U.S. tax reform related matters including finalization of provisional amounts related to the transition tax, remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances, and to new guidance issued during 2018 impacting the transition tax and other actions taken in anticipation of the Tax Act. The 2017 provision for income taxes included a net benefit of $85 related to such matters. See additional details in Item 8, Note 12 to the consolidated financial statements. The adjusted effective tax rate was 21 percent in 2018 compared to 28.6 percent in 2017. The adjusted effective tax rate in 2018 benefited from U.S. tax reform, along with planning initiatives and resolution of certain tax matters.
Our share of net income of equity companies was $103 in 2018 and $104 in 2017. Kimberly-Clark de Mexico, S.A.B. de C.V. ("KCM") results in 2018 benefited from organic sales growth and cost savings but were negatively impacted by higher input costs and unfavorable currency effects.
Diluted earnings per share were $4.03 in 2018 and $6.40 in 2017. Adjusted earnings per share were $6.61 in 2018 and $6.23 in 2017, driven by higher earnings, including the benefit of a lower effective tax rate, along with a lower share count.
2017 vs. 2016
Net sales of $18.3 billion were up slightly compared to the year-ago period. Favorable foreign currency exchange rates benefited sales by less than 1 percent. Organic sales were similar year-on-year, as sales volumes increased about 1 percent. Changes in product mix increased sales slightly, while changes in net selling prices decreased sales by more than 1 percent. Operating profit was $3,358 in 2017 and $3,383 in 2016. Adjusted operating profit was $3,382 in 2017 and $3,407 in 2016. Results were impacted by lower net selling prices and $355 of higher input costs. The comparison benefited from volume growth, $450 of FORCE cost savings and lower marketing, research and general spending.
The effective tax rate of 25.9 percent in 2017 decreased compared to 30.6 percent in 2016. The rate in 2017 included a net benefit as a result of U.S. tax reform and related activity. This amount included a net expense of $278 for the transition tax and a net benefit of $202 for the remeasurement of deferred taxes associated with the corporate rate reduction and our reassessment of permanently reinvested earnings. In addition, it included a net benefit of $152 for certain tax planning actions that were taken in the fourth quarter of 2017 in anticipation of the enactment of the Tax Act. See additional details in Item 8, Note 12 to the consolidated financial statements. The adjusted effective tax rate was 28.6 percent in 2017 and 30.7 percent in 2016.
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

15	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Business Segments
Personal Care

	2018	2017	2016		2018	2017	2016
Net Sales	$9,037	$9,078	$9,046	Operating Profit	$1,833	$1,933	$1,884

Net Sales	Percent Change		Operating Profit	Percent Change
	2018 vs. 2017	2017 vs. 2016		2018 vs. 2017	2017 vs. 2016
Volume	1	1	Volume	2	2
Net Price	(1)	(2)	Net Price	(3)	(9)
Mix/Other	1	1	Input Costs	(14)	(7)
Currency	(2)	1	Cost Savings(c)	14	13
Total(a)	—	—	Currency Translation	(1)	1
			Other(d)	(3)	3
Organic(b)	1	(1)	Total	(5)	3

(a)	Total may not equal the sum of volume, net price, mix/other and currency due to rounding.

(b)	Combined impact of changes in volume, net price and mix/other.

(c)	Combined benefits of the FORCE program and 2018 Global Restructuring Program.

(d)	Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
2018 vs. 2017
Net sales of $9.0 billion in 2018 were down slightly compared to 2017. Unfavorable changes in foreign currency exchange rates decreased sales by 2 percent. Sales volumes and changes in product mix each increased sales by 1 percent while net selling prices were down 1 percent. Operating profit of $1,833 decreased 5 percent. The comparison was negatively impacted by input cost inflation and unfavorable currency effects which were partially offset by cost savings and organic sales growth.
Net sales in North America increased 1 percent. Sales volumes increased 3 percent, and changes in net selling prices decreased sales by 2 percent. Volumes increased mid-single digits in the infant and child care mega-category, as child care volumes rose high-single digits, including benefits from innovations, and Huggies diaper volumes were up low-single digits. Adult care volumes were up low-single digits, led by the Depend brand.
Net sales in D&E Markets decreased 3 percent. Changes in foreign currency exchange rates decreased sales by 6 percent, primarily in Latin America. Changes in product mix and net selling prices increased sales by 2 percent and 1 percent, respectively, while sales volume decreased slightly. The improvement in product mix was primarily in China, and the higher net selling prices were primarily in Latin America, partially offset by decreases in China. Volume decreases occurred primarily in China and Argentina, mostly offset by increases in Eastern Europe, Brazil and ASEAN.
Net sales in Developed Markets outside North America were even year-on-year. Favorable changes in foreign currency exchange rates, primarily in South Korea, and changes in product mix increased sales by 2 percent and 1 percent, respectively. Changes in net selling prices decreased sales by 2 percent, and sales volumes declined 1 percent.
2017 vs. 2016
Net sales of $9.1 billion was up slightly compared to 2016. Favorable currency rates and higher sales volumes increased sales by 1 percent each, while changes in net selling prices decreased sales by 2 percent. Operating profit of $1,933 increased 3 percent. The comparison benefited from volume growth, cost savings and reduced marketing, research and general spending, mostly offset by lower net selling prices and input cost inflation.
Net sales in North America decreased 2 percent. Changes in net selling prices reduced sales by more than 1 percent, including higher promotion spending in most categories, and sales volumes decreased slightly. Adult care volumes increased mid-single digits, including benefits from market growth and innovations on our Poise and Depend brands. On the other hand, volumes in

16	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

the infant and child care mega-category were down low single digits. Although volumes increased in Pull-Ups training pants, Huggies diaper volumes were down, impacted by competitive activity and a lower U.S. birth rate.
Net sales in D&E Markets increased 6 percent as sales volumes increased 5 percent and favorable currency rates increased sales by 1 percent. Sales benefited by 1 percent from changes in product mix and an additional slight benefit from our acquisition of our joint venture in India, offset by lower net selling prices of about 2 percent. The volume increase was driven by gains in Latin America, primarily Argentina and Brazil, China, Eastern Europe and Middle East/Africa.
Net sales in Developed Markets outside North America decreased about 6 percent. Sales volumes decreased 6 percent and changes in net selling prices decreased sales by 3 percent, partially offset by favorable currency rates of more than 1 percent and improved product mix of 1 percent. The volume declines were mostly in South Korea, which was impacted by a lower birth rate.
Consumer Tissue

	2018	2017	2016		2018	2017	2016
Net Sales	$6,015	$5,932	$5,967	Operating Profit	$875	$1,052	$1,136

Net Sales	Percent Change		Operating Profit	Percent Change
	2018 vs. 2017	2017 vs. 2016		2018 vs. 2017	2017 vs. 2016
Volume	(1)	—	Volume	(3)	(2)
Net Price	2	(1)	Net Price	12	(5)
Mix/Other	—	—	Input Costs	(37)	(13)
Currency	—	1	Cost Savings(c)	15	11
Total(a)	1	(1)	Currency Translation	1	—
			Other(d)	(5)	2
Organic(b)	1	(1)	Total	(17)	(7)

(a)	Total may not equal the sum of volume, net price, mix/other and currency due to rounding.

(b)	Combined impact of changes in volume, net price and mix/other.

(c)	Combined benefits of the FORCE program and 2018 Global Restructuring Program.

(d)	Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
2018 vs. 2017
Net sales of $6.0 billion increased 1 percent compared to 2017. Changes in net selling prices increased sales by 2 percent while sales volumes decreased 1 percent. Operating profit of $875 decreased 17 percent. The comparison was impacted by input cost inflation and lower volumes, partially offset by increased net selling prices and cost savings.
Net sales in North America were even year-on-year. Changes in net selling prices increased sales by 2 percent while sales volumes decreased by 2 percent. The increased net selling prices reflect strategies executed during 2018 to improve net realized revenue.
Net sales in D&E Markets decreased 1 percent. Changes in foreign currency exchange rates decreased sales by 3 percent, primarily in Latin America. Changes in net selling prices increased sales by 2 percent, led by improvements in Latin America. Changes in product mix increased sales by 1 percent, and sales volumes decreased by 1 percent, primarily in Brazil.
Net sales in Developed Markets outside North America increased 7 percent. Changes in foreign currency exchange rates and net selling prices each increased sales by 3 percent, both driven by Western and Central Europe. Sales volumes increased by 2 percent, primarily in South Korea, partly offset by unfavorable changes in product mix of 1 percent.
2017 vs. 2016
Net sales of $5.9 billion decreased slightly compared to prior year. Changes in net selling prices decreased sales by 1 percent, mostly offset by favorable currency exchange rates. Operating profit of $1,052 decreased 7 percent. The comparison was impacted by lower sales and input cost inflation, partially offset by cost savings and reduced marketing, research and general spending.

17	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Net sales in North America decreased about 3 percent compared to prior year. Sales volumes decreased by 2 percent and changes in net selling prices decreased sales slightly. Volumes were down in bathroom tissue and facial tissue, and up in paper towels.
Net sales in D&E Markets increased 5 percent as sales volumes increased 5 percent, primarily in Latin America. Favorable currency rates increased sales by about 4 percent, while changes in net selling prices and product mix decreased sales by 3 percent and 1 percent, respectively.
Net sales in Developed Markets outside North America decreased about 1 percent. Changes in net selling prices decreased sales by 1 percent and sales volumes were slightly lower, partially offset by improved product mix.
K-C Professional

	2018	2017	2016		2018	2017	2016
Net Sales	$3,382	$3,297	$3,235	Operating Profit	$634	$645	$616

Net Sales	Percent Change		Operating Profit	Percent Change
	2018 vs. 2017	2017 vs. 2016		2018 vs. 2017	2017 vs. 2016
Volume	1	1	Volume	3	3
Net Price	1	(1)	Net Price	3	(3)
Mix/Other	1	1	Input Costs	(21)	(12)
Currency	—	1	Cost Savings(c)	11	12
Total(a)	3	2	Currency Translation	—	1
			Other(d)	2	4
Organic(b)	3	1	Total	(2)	5

(a)	Total may not equal the sum of volume, net price, mix/other and currency due to rounding.

(b)	Combined impact of changes in volume, net price and mix/other.

(c)	Combined benefits of the FORCE program and 2018 Global Restructuring Program.

(d)	Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
2018 vs. 2017
Net sales of $3.4 billion increased 3 percent compared to 2017, as changes in sales volumes, net selling prices and product mix each benefited sales by 1 percent. Operating profit of $634 decreased 2 percent. The comparison was impacted by input cost inflation which was partially offset by cost savings, organic sales growth, and lower marketing, research and general spending.
Net sales in North America increased about 3 percent. Sales volumes increased by 2 percent with higher volumes in all major product categories. The combined impact of changes in product mix and net selling prices increased sales by about 1 percent.
Net sales in D&E Markets increased about 1 percent as sales volumes increased 3 percent, led by increases in Asia-Pacific, and changes in net selling prices increased sales by 1 percent. Unfavorable changes in foreign currency exchange rates decreased sales by 3 percent, primarily driven by Latin America, and changes in product mix decreased sales about 1 percent.
Net sales in Developed Markets outside North America increased 3 percent as favorable changes in foreign currency exchange rates increased sales by 3 percent. Changes in net selling prices and product mix each increased sales by 1 percent, while sales volumes decreased by 2 percent. The favorable changes in foreign currency exchange rates and decrease in volumes were both primarily in Western and Central Europe.
2017 vs. 2016
Net sales of $3.3 billion in 2017 increased 2 percent compared to 2016, including the benefit of favorable currency exchange rates of 1 percent. The combined impact from sales volume growth, changes in net selling prices, and changes in product mix increased sales by 1 percent. Operating profit of $645 increased 5 percent. The comparison benefited from cost savings and lower marketing, research and general spending, partially offset by input cost inflation.

18	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Net sales in North America increased about 1 percent. Sales volumes increased more than 1 percent, including growth in safety and other product categories. Changes in net selling prices decreased sales by about 1 percent.
Net sales in D&E Markets increased 5 percent as favorable currency exchange rates increased sales by 3 percent. Sales volumes increased 1 percent, and the combined impact of changes in product mix and net selling prices increased sales by 1 percent.
Net sales in Developed Markets outside North America increased 3 percent as sales volumes and higher net selling prices each increased sales by 1 percent. Favorable currency exchange rates benefited sales slightly.
2018 Global Restructuring Program
In January 2018, we announced a new global restructuring program. The 2018 Global Restructuring Program will reduce our structural cost base by streamlining and simplifying the company’s manufacturing supply chain and overhead organization. The program will make our overhead organization structure and manufacturing supply chain less complex and more efficient. We expect to close or sell approximately 10 manufacturing facilities and expand production capacity at several others. We expect to exit or divest some lower-margin businesses that generate approximately 1 percent of our net sales. The sales are concentrated in our consumer tissue business segment. The restructuring is expected to impact all of our business segments and our organizations in all major geographies. Workforce reductions are expected to be in the range of 5,000 to 5,500. Certain capital appropriations under the 2018 Global Restructuring Program are being finalized. Accounting for actions related to each appropriation will commence when the appropriation is authorized for execution.
The restructuring is expected to be completed by the end of 2020, with total costs anticipated to be $1.7 billion to $1.9 billion pre-tax ($1.35 billion to $1.5 billion after tax). Cash costs are expected to be $900 to $1.0 billion, primarily related to workforce reductions.  Non-cash charges are primarily related to incremental depreciation, asset write-offs and pension settlement and curtailment charges. Annual pre-tax savings from the restructuring are expected to be $500 to $550 by 2021. In addition, to implement this program, we expect to incur incremental capital spending of approximately $600 to $700 by the end of 2020. Restructuring charges in 2019 are expected to be $600 to $750 pre-tax ($470 to $570 after tax).
We generated savings of $135 in 2018 and expect to generate savings of $100 to $125 in 2019.
Unaudited Quarterly Data

	2018(a)				2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net Sales	$4,569	$4,582	$4,604	$4,731	$4,603	$4,665	$4,576	$4,504
Gross Profit	1,402	1,416	1,455	1,324	1,608	1,667	1,652	1,660
Operating Profit	639	669	674	247	828	868	814	848
Net Income	421	462	465	97	625	579	540	575
Net Income Attributable to Kimberly-Clark Corporation	411	451	455	93	617	567	531	563
Per Share Basis-Diluted	1.18	1.29	1.30	0.26	1.75	1.60	1.49	1.57

(a)	Quarterly results in 2018 were impacted by charges related to the 2018 Global Restructuring Program. See Item 8, Note 2 to the consolidated financial statements for details.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $3.0 billion in 2018 compared to $2.9 billion in 2017. The increase was driven by improved working capital and lower tax payments, mostly offset by lower earnings, payments related to the 2018 Global Restructuring Program and higher pension contributions. Cash provided by operations was $3.2 billion in 2016. The decrease in 2017 compared to 2016 was driven by higher tax payments.

19	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2019	2020	2021	2022	2023	2024+
Long-term debt	$6,973	$716	$758	$256	$304	$464	$4,475
Interest payments on long-term debt	3,063	222	209	191	183	177	2,081
Operating leases	538	160	123	85	57	41	72
Unconditional purchase obligations	1,238	841	161	37	38	38	123
Open purchase orders	2,096	1,763	291	31	6	3	2
Total contractual obligations	$13,908	$3,702	$1,542	$600	$588	$723	$6,753

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

•	The open purchase orders displayed in the table represent amounts for goods and services we have negotiated for delivery.
The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:

•	We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute approximately $25 to these plans in 2019.

•
Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations of approximately $60 through 2028.

•	Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.
Investing
Our capital spending was $0.9 billion in 2018 and $0.8 billion 2017. We expect capital spending to be approximately $1.1 billion to $1.3 billion in 2019, including incremental spending associated with the 2018 Global Restructuring Program.
Financing
We issue long-term debt in the public market periodically. Proceeds from the offerings are used for general corporate purposes, including repayment of maturing debt or outstanding commercial paper indebtedness. See Item 8, Note 5 to the consolidated financial statements for details.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $495 as of December 31, 2018 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the fourth quarter of 2018 was $583 and for the twelve months ended December 31, 2018 was $831. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At December 31, 2018, total debt was $7.5 billion compared to $7.4 billion at December 31, 2017.
In June 2018, we entered into a $2.0 billion revolving credit facility which expires in June 2023 and a $500 revolving credit facility which expires in June 2019.  These facilities, currently unused, replaced a similar $2.0 billion facility, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We paid $1.4 billion in dividends in 2018. The Board of Directors approved a dividend increase of 3 percent for 2019. We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs.

20	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

During 2018, we repurchased 7.3 million shares of our common stock at a cost of $800 through a broker in the open market. We are targeting full-year 2019 share repurchases between $600 and $900, subject to market conditions.
Our subsidiaries in Argentina (“K-C Argentina”) began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of December 31, 2018, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were less than 2 percent of our consolidated net sales in 2018, 2017 and 2016.
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
Sales Incentives and Trade Promotion Allowances
Trade promotion programs include introductory marketing funds such as slotting fees, cooperative marketing programs, temporary price reductions and other activities conducted by our customers to promote our products. Rebate and promotion accruals are based on estimates of the quantity of customer sales. Promotion accruals also consider estimates of the number of consumer coupons that will be redeemed and timing and costs of activities within the promotional programs. Generally, the estimated redemption value of consumer coupons and related expense are based on historical patterns of coupon redemption, influenced by judgments about current market conditions such as competitive activity in specific product categories, and the cost is recorded when the related revenue from customers is realized. Our related accounting policies are discussed in Item 8, Note 1 to the consolidated financial statements. The accounting policies for these programs did not materially change with the adoption, on January 1, 2018, of the Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers.
Employee Postretirement Benefits
Substantially all regular employees in the U.S. and the United Kingdom are covered by defined contribution retirement plans and certain U.S. and United Kingdom employees previously earned benefits covered by defined benefit pension plans that currently provide no future service benefit (the "Principal Plans"). Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. Our related accounting policies and account balances are discussed in Item 8, Note 7 to the consolidated financial statements.
Changes in certain assumptions could affect pension expense and the benefit obligations, particularly the estimated long-term rate of return on plan assets and the discount rate used to calculate the obligations:

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

As of December 31, 2018, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $1.5 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, and whether such

21	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

accumulated actuarial losses at each measurement date exceed the "corridor" as required. If the expected long-term rate of return on assets for the Principal Plans were lowered by 0.25 percent, the impact on annual pension expense would not be material in 2019.

•
Discount rate. The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2018 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the United Kingdom plan, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. If the discount rate assumptions for these same plans were reduced by 0.25 percent, the increase in annual pension expense would not be material in 2019, and the December 31, 2018 pension liability would increase by about $115.

•	Other assumptions. There are a number of other assumptions involved in the calculation of pension expense and benefit obligations, primarily related to participant demographics and benefit elections.
Pension expense for defined benefit pension plans is estimated to approximate $90 in 2019, including incremental charges resulting from 2018 Global Restructuring Program actions. Pension expense beyond 2019 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered participants in the plans.
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. Changes in significant assumptions could affect the consolidated expense and benefit obligations, particularly the discount rate used to calculate the obligations and the health care cost trend rate:

•
Discount rate. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above, and the methodology for each country is the same as the methodology used to determine the discount rate for that country's pension obligation. If the discount rate assumptions for these plans were reduced by 0.25 percent, the impact to 2019 other postretirement benefit expense and the increase in the December 31, 2018 benefit liability would not be material.

•
Health care cost trend rate. The health care cost trend rate is based on a combination of inputs including our recent claims history and insights from external advisers regarding recent developments in the health care marketplace, as well as projections of future trends in the marketplace.

Deferred Income Taxes and Potential Assessments
As a global organization, we are subject to income tax requirements in various jurisdictions in the U.S. and internationally. Changes in certain assumptions related to income taxes could significantly affect consolidated results, particularly with regard to valuation allowances on deferred tax assets, undistributed earnings of subsidiaries outside the U.S. and uncertain tax positions. Our income tax related accounting policies, account balances and matters affecting income taxes are discussed in Item 8, Note 12 to the consolidated financial statements.

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

•
Undistributed earnings. As of December 31, 2018, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $8.4 billion.  Earnings of $5.6 billion were previously subject to tax, primarily due to the one-time transition tax on foreign earnings required by the Tax Act.  Any additional taxes due with respect to such previously-taxed earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes.  Deferred taxes have been recorded for foreign and U.S. state income taxes on $0.7 billion of earnings of foreign consolidated subsidiaries expected to be repatriated.  We do not intend to distribute the remaining $4.9 billion of previously-taxed

22	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. state income taxes on such earnings.  While the transition tax resulted in a reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, any remaining amount of financial reporting over tax basis after such reduction could be subject to additional taxes, if repatriated.  However, we consider any excess to be indefinitely reinvested.  At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis or the $4.9 billion of previously-taxed foreign earnings is not practicable.

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

Legal Matters
See Item 8, Note 10 to the consolidated financial statements for information on legal matters.
New Accounting Standards
See Item 8, Note 1 to the consolidated financial statements for a description of new accounting standards and their anticipated effects on our consolidated financial statements.
Business Outlook
In 2019, we plan to focus on our strategies for long-term success, including growing our brands, leveraging our financial discipline and allocating capital in value-creating ways. In 2019, we expect earnings per share to be $4.85 to $5.35. Adjusted earnings per share are expected to be $6.50 to $6.70, which excludes 2018 Global Restructuring Program charges equivalent to $1.35 to $1.65. Our adjusted earnings per share guidance is based on the assumptions described below:

•
We expect net sales to decrease 1 to 2 percent. We anticipate changes in foreign currency exchange rates to have an unfavorable impact of 3 to 4 percent. Exited businesses in conjunction with the 2018 Global Restructuring Program are expected to reduce sales slightly, mostly in K-C Professional.

•	We expect organic sales to increase approximately 2 percent, driven by higher net selling prices of at least 3 percent.

•	We expect adjusted operating profit growth of 1 to 4 percent.

•	We plan to achieve cost savings of $400 to $450, including $300 to $325 from our FORCE program and $100 to $125 from the 2018 Global Restructuring Program.

•	We expect inflation in key cost inputs of $300 to $400. We anticipate the majority of the inflation to occur in international markets.

•	We expect foreign currency translation effects to reduce operating profit by 2 to 3 percent and transaction effects to also negatively impact the comparison.

•	We expect interest expense to increase somewhat year-on-year.

•
We expect an adjusted effective tax rate of 23 to 25 percent compared to 21 percent in 2018. At the mid-point, the higher rate is equivalent to an approximate 3 ½ percent reduction in adjusted earnings per share.

•	We expect net income from equity companies to be similar year-on-year.
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

23	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, potential competitive pressures on selling prices for our products, energy costs, our ability to maintain key customer relationships and retail trade customer actions, as well as general economic and political conditions globally and in the markets in which we do business, could affect the realization of these estimates.
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
As of December 31, 2018, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would not be material to our consolidated financial position, results of operations or cash flows. This hypothetical loss on transactional exposures is based on the difference between the December 31, 2018 rates and the assumed rates.
Our operations in Argentina are reported using highly inflationary accounting and their functional currency is the U.S. dollar. Changes in the value of an Argentine peso versus the U.S. dollar applied to our net peso monetary position are recorded in Other (income) and expense, net at the time of the change. As of December 31, 2018, K-C Argentina had a small net peso monetary position and a 10 percent unfavorable change in the exchange rate would not be material.
The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. As of December 31, 2018, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $550. In

24	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

the view of management, the above potential UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2018, the long-term debt portfolio was comprised of primarily fixed-rate debt. From time to time, we also hedge the anticipated issuance of fixed-rate debt and those contracts are designated as cash flow hedges.
In order to determine the impact of changes in interest rates on our financial position or future results of operations, we calculated the increase or decrease in the market value of fixed-rate debt using a 10 percent change in current market interest rates and the rates governing these instruments. At December 31, 2018, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $255, which would not have a significant impact on our financial statements as we do not record debt at fair value.
Commodity Price Risk
We are subject to commodity price risk, the most significant of which relates to the price of pulp. Selling prices of tissue products are influenced, in part, by the market price for pulp. As previously discussed under Item 1A, "Risk Factors," increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. In some instances, we utilize negotiated short-term contract structures to reduce pulp price volatility, but derivative instruments have not been used to manage these risks.
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

25	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

	Year Ended December 31
(Millions of dollars, except per share amounts)	2018	2017	2016
Net Sales	$18,486	$18,348	$18,287
Cost of products sold	12,889	11,761	11,596
Gross Profit	5,597	6,587	6,691
Marketing, research and general expenses	3,367	3,202	3,300
Other (income) and expense, net	1	27	8
Operating Profit	2,229	3,358	3,383
Nonoperating expense	(163)	(59)	(66)
Interest income	10	10	11
Interest expense	(263)	(318)	(319)
Income Before Income Taxes and Equity Interests	1,813	2,991	3,009
Provision for income taxes	(471)	(776)	(922)
Income Before Equity Interests	1,342	2,215	2,087
Share of net income of equity companies	103	104	132
Net Income	1,445	2,319	2,219
Net income attributable to noncontrolling interests	(35)	(41)	(53)
Net Income Attributable to Kimberly-Clark Corporation	$1,410	$2,278	$2,166

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$4.05	$6.44	$6.03
Diluted	$4.03	$6.40	$5.99

See notes to the consolidated financial statements.

26	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
(Millions of dollars)	2018	2017	2016
Net Income	$1,445	$2,319	$2,219
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(428)	517	(107)
Employee postretirement benefits	140	118	(113)
Other	51	(45)	15
Total Other Comprehensive Income (Loss), Net of Tax	(237)	590	(205)
Comprehensive Income	1,208	2,909	2,014
Comprehensive income attributable to noncontrolling interests	(22)	(76)	(44)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$1,186	$2,833	$1,970

See notes to the consolidated financial statements.

27	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31
(Millions of dollars)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$539	$616
Accounts receivable, net	2,164	2,315
Inventories	1,813	1,790
Other current assets	525	490
Total Current Assets	5,041	5,211
Property, Plant and Equipment, Net	7,159	7,436
Investments in Equity Companies	224	233
Goodwill	1,474	1,576
Other Assets	620	695
TOTAL ASSETS	$14,518	$15,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,208	$953
Trade accounts payable	3,190	2,834
Accrued expenses	1,793	1,730
Dividends payable	345	341
Total Current Liabilities	6,536	5,858
Long-Term Debt	6,247	6,472
Noncurrent Employee Benefits	931	1,184
Deferred Income Taxes	458	395
Other Liabilities	328	299
Redeemable Preferred Securities of Subsidiaries	64	61
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at December 31, 2018 and 2017	473	473
Additional paid-in capital	548	594
Common stock held in treasury, at cost - 33.6 and 27.5 million shares at December 31, 2018 and 2017, respectively	(3,956)	(3,288)
Retained earnings	5,947	5,769
Accumulated other comprehensive income (loss)	(3,299)	(2,919)
Total Kimberly-Clark Corporation Stockholders' Equity	(287)	629
Noncontrolling Interests	241	253
Total Stockholders' Equity	(46)	882
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,518	$15,151

See notes to the consolidated financial statements.

28	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount		Shares	Amount
Balance at December 31, 2015	378,597	$473	$601	17,737	$(2,004)	$4,034	$(3,278)	$214
Net income in stockholders' equity	—	—	—	—	—	2,166	—	49
Other comprehensive income, net of tax	—	—	—	—	—	—	(196)	(8)
Stock-based awards exercised or vested	—	—	(104)	(1,906)	211	—	—	—
Income tax benefits on stock-based compensation	—	—	19	—	—	—	—	—
Shares repurchased	—	—	—	6,198	(778)	—	—	—
Recognition of stock-based compensation	—	—	77	—	—	—	—	—
Dividends declared ($3.68 per share)	—	—	—	—	—	(1,322)	—	(36)
Other	—	—	7	—	—	(8)	—	—
Balance at December 31, 2016	378,597	473	600	22,029	(2,571)	4,870	(3,474)	219
Net income in stockholders' equity	—	—	—	—	—	2,278	—	36
Other comprehensive income, net of tax	—	—	—	—	—	—	555	35
Stock-based awards exercised or vested	—	—	(89)	(1,926)	210	—	—	—
Shares repurchased	—	—	—	7,388	(927)	—	—	—
Recognition of stock-based compensation	—	—	76	—	—	—	—	—
Dividends declared ($3.88 per share)	—	—	—	—	—	(1,371)	—	(37)
Other	—	—	7	—	—	(8)	—	—
Balance at December 31, 2017	378,597	473	594	27,491	(3,288)	5,769	(2,919)	253
Net income in stockholders' equity	—	—	—	—	—	1,410	—	31
Other comprehensive income, net of tax	—	—	—	—	—	—	(224)	(12)
Stock-based awards exercised or vested	—	—	(90)	(1,351)	152	—	—	—
Shares repurchased	—	—	—	7,495	(820)	—	—	—
Recognition of stock-based compensation	—	—	39	—	—	—	—	—
Dividends declared ($4.00 per share)	—	—	—	—	—	(1,391)	—	(32)
Other	—	—	5	—	—	159	(156)	1
Balance at December 31, 2018	378,597	$473	$548	33,635	$(3,956)	$5,947	$(3,299)	$241

See notes to the consolidated financial statements.

29	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT

	Year Ended December 31
(Millions of dollars)	2018	2017	2016
Operating Activities
Net income	$1,445	$2,319	$2,219
Depreciation and amortization	882	724	705
Asset impairments	74	—	2
Stock-based compensation	41	76	77
Deferred income taxes	2	(69)	(15)
Net losses on asset dispositions	52	21	6
Equity companies' earnings (in excess of) less than dividends paid	18	26	(4)
Operating working capital	389	(148)	334
Postretirement benefits	(25)	2	(50)
Other	92	(22)	(42)
Cash Provided by Operations	2,970	2,929	3,232
Investing Activities
Capital spending	(877)	(785)	(771)
Proceeds from dispositions of property	51	3	23
Investments in time deposits	(353)	(214)	(221)
Maturities of time deposits	272	183	188
Other	5	(38)	49
Cash Used for Investing	(902)	(851)	(732)
Financing Activities
Cash dividends paid	(1,386)	(1,359)	(1,311)
Change in short-term debt	(34)	360	(908)
Debt proceeds	507	937	1,293
Debt repayments	(407)	(1,481)	(598)
Proceeds from exercise of stock options	62	121	107
Acquisitions of common stock for the treasury	(800)	(911)	(739)
Other	(57)	(88)	(29)
Cash Used for Financing	(2,115)	(2,421)	(2,185)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(30)	36	(11)
Change in Cash and Cash Equivalents	(77)	(307)	304
Cash and Cash Equivalents - Beginning of Year	616	923	619
Cash and Cash Equivalents - End of Year	$539	$616	$923

See notes to the consolidated financial statements.

30	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

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
Subsequent to the issuance of the December 31, 2017 financial statements, we identified an error in the recording of treasury stock retirements and disbursement transactions.  We have assessed these errors and determined they are immaterial as the correction does not result in any change to total stockholders’ equity or in the number of treasury shares reported and does not impact the consolidated statements of income, comprehensive income or cash flow for any period presented.  The correction of the cumulative error has been recorded as an adjustment to December 31, 2015 retained earnings, treasury stock and additional paid in capital in the amounts of $960, $968 and $8, respectively, and the prior period financial statements have been revised to reflect the correct amounts.
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

31	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

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
Revenue Recognition
Sales revenue is recognized at the time of product shipment or delivery, depending on when control passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Sales are reported net of returns, consumer and trade promotions, rebates and freight allowed. Taxes imposed by governmental authorities on our revenue-producing activities with customers, such as sales taxes and value-added taxes, are excluded from net sales.
Sales Incentives and Trade Promotion Allowances
The cost of promotion activities provided to customers is classified as a reduction in sales revenue. In addition, effective January 1, 2018 for interim reporting, the estimated redemption value of consumer coupons and related expense are recorded when the related revenue from customers is realized. Rebate and promotion accruals are based on estimates of the quantity of customer sales. In prior years, these costs were recognized at the time of coupon issuance. Promotion accruals also consider estimates of the number of consumer coupons that will be redeemed and timing and costs of activities within the promotional programs.

32	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

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
Accounting for Venezuelan Operations
Effective December 31, 2015, we deconsolidated the assets and liabilities of our business in Venezuela from our consolidated balance sheet. Other income of $11 was recognized in 2016 related to the shut down of operations in that country and the finalization of the write-off of our investment in K-C Venezuela.
Adoption of Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of December 31, 2018, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were less than 2 percent of our consolidated net sales in 2018, 2017 and 2016.
Derivative Instruments and Hedging
Our policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. Our policies also prohibit the use of any leveraged derivative instrument. Consistent with our policies, foreign currency derivative instruments, interest rate swaps and locks, and the majority of commodity hedging contracts are entered into with major financial institutions. At inception, we formally designate certain derivatives as cash flow, fair value or net investment hedges and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions or financial balances they are hedging. Changes in the fair value of derivatives not designated as hedging instruments are recorded in earnings as they occur. All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur, and is reclassified to income in the same period that the hedged item affects income. The gain or loss on derivatives designated as hedges of investments in foreign subsidiaries is recognized in other comprehensive income to offset the change in value of the net investments being hedged. Certain foreign-currency derivative instruments not designated as hedging instruments have been entered into to manage certain non-functional currency denominated monetary assets and liabilities. The gain or loss on these derivatives is included in income in the period that changes in their fair values occur. Cash flows from derivatives are classified within the consolidated statement of cash flows in the same category as the items being hedged. Cash flows from derivatives are classified within Operating Activities, except for derivatives designated as net investment hedges which are classified in Investing Activities. See Note 11 for disclosures about derivative instruments and hedging activities.
Accounting Standards - Adopted During 2018
In 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public companies, the

33	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

amendments in this ASU are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We early adopted this ASU as of December 31, 2018, and applied it on a retrospective basis to all periods presented.
In 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This new standard permits entities to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income ("AOCI") as a result of U.S. tax reform.  We early adopted this ASU as of April 1, 2018 and reclassified $156 of stranded tax effects related to the U.S. tax reform change in the federal corporate tax rate from AOCI to retained earnings. This reclassification is included in Other in our consolidated statement of stockholders' equity.
In 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit (presented as Nonoperating expense in our consolidated income statement). We adopted this standard as of January 1, 2018 and applied the amendments retrospectively, and all applicable amounts included in this filing have been recast accordingly. We used the practical expedient that allowed us to use the amounts previously disclosed in our employee postretirement benefits note for the prior comparative periods as the basis for applying the retrospective presentation requirements.
In 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. We adopted this standard as of January 1, 2018 on a modified retrospective basis and recorded an immaterial cumulative adjustment to retained earnings.
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
Accounting Standards Issued - Not Adopted as of December 31, 2018
In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months, along with additional disclosures. Current GAAP recognizes, measures and presents expenses and cash flows arising from a lease by a lessee primarily depending on its classification as a finance or operating lease. The ASU requires adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  We adopted this standard on January 1, 2019 using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard.  No cumulative-effect adjustment was recognized as the amount was not material. We implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our contracts and enable proper accounting and reporting of financial information upon adoption. The increase in total assets and total liabilities was approximately $0.5 billion.  The impact on our results of operations and cash flows was not material.
In 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. This ASU requires adoption using a modified retrospective transition approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. We adopted this standard on January 1, 2019 with no cumulative-effect adjustment as the amount was not material. The effects of this standard on our financial position, results of operations and cash flows were not material.
In 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods

34	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

within those fiscal years,  beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date.
In 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation cost incurred after the date of adoption. The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.
Note 2.     2018 Global Restructuring Program
In January 2018, we announced a global restructuring program. The 2018 Global Restructuring Program will reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization.   The program will make our overhead organization structure and manufacturing supply chain less complex and more efficient. We expect to close or sell approximately 10 manufacturing facilities and expand production capacity at several others. We expect to exit or divest some lower-margin businesses that generate approximately 1 percent of our net sales. The sales are concentrated in our consumer tissue business segment. The restructuring is expected to impact all of our business segments and our organizations in all major geographies. Workforce reductions are expected to be in the range of 5,000 to 5,500. Certain capital appropriations under the 2018 Global Restructuring Program are being finalized. Accounting for actions related to each appropriation will commence when the appropriation is authorized for execution.
The restructuring is expected to be completed by the end of 2020, with total costs anticipated to be $1.7 billion to $1.9 billion pre-tax ($1.35 billion to $1.5 billion after tax). Cash costs are expected to be $900 to $1.0 billion, primarily related to workforce reductions.  Non-cash charges are expected to be $800 to $900 pre-tax and will primarily consist of incremental depreciation, asset write-offs and pension settlement and curtailment charges. Restructuring charges in 2019 are expected to be $600 to $750 pre-tax ($470 to $570 after tax).

35	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

The following charges were incurred in connection with the 2018 Global Restructuring Program:

Twelve Months Ended December 31, 2018
Cost of products sold:
Charges for workforce reductions	$149
Asset impairments	74
Asset write-offs	112
Incremental depreciation	172
Other exit costs	34
Total	541
Marketing, research and general expenses:
Charges for workforce reductions	243
Other exit costs	137
Total	380
Other (income) and expense, net	(12)
Nonoperating expense(a)	127
Total charges	1,036
Provision for income taxes	(243)
Net charges	793
Net impact related to equity companies and noncontrolling interests	(10)
Net charges attributable to Kimberly-Clark Corporation	$783

(a)	Represents non-cash pension settlement and curtailment charges resulting from restructuring actions, primarily in the U.S., United Kingdom and Canada.
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
The following summarizes the restructuring liabilities activity:

2018
Restructuring liabilities at January 1	$—
Charges for workforce reductions and other cash exit costs	559
Cash payments	(325)
Currency and other	(24)
Restructuring liabilities at December 31	$210
As of December 31, 2018, restructuring liabilities of $118 are recorded in Accrued expenses and $92 are recorded in Other Liabilities. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statement.
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

36	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

The restructuring actions were completed by December 31, 2016, with total costs, primarily severance, of $164 after tax ($231 pre-tax). Charges were $27 after tax ($35 pre-tax) for the year ended December 31, 2016. Cash payments of $60 were made during 2016 related to the restructuring.
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
During 2018 and 2017, there were no significant transfers among level 1, 2 or 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At December 31, 2018 and 2017, derivative assets were $30 and $27, respectively, and derivative liabilities were $18 and $51, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 11 for additional information on our use of derivative instruments.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $64 and $61 at December 31, 2018 and 2017, respectively. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. The fair value of the remaining redeemable securities was based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $64 and $68 at December 31, 2018 and 2017, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

37	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2018		December 31, 2017
Assets
Cash and cash equivalents(a)	1	$539	$539	$616	$616
Time deposits(b)	1	256	256	185	185
Liabilities
Short-term debt(c)	2	495	495	547	547
Long-term debt(d)	2	6,960	7,192	6,878	7,398

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

Note 5.    Debt and Redeemable Preferred Securities of Subsidiaries
Long-term debt is composed of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2018	2017
Notes and debentures	3.3%	2019 - 2047	$6,756	$6,577
Industrial development revenue bonds	1.9%	2023 - 2045	169	264
Bank loans and other financings in various currencies	7.0%	2019 - 2025	35	37
Total long-term debt			6,960	6,878
Less current portion			713	406
Long-term portion			$6,247	$6,472
Scheduled maturities of long-term debt for the next five years are $716 in 2019, $758 in 2020, $256 in 2021, $304 in 2022 and $464 in 2023.
In October 2018, we issued $500 aggregate principal amount of 3.95% notes due November 1, 2028. Proceeds were used for general corporate purposes, including repayment of a portion of our outstanding commercial paper indebtedness.
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

38	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

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
Note 6.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2018, the number of shares of common stock available for grants under the Plans aggregated 14 million shares.
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
Stock-based compensation costs of $41, $76 and $77 and related deferred income tax benefits of $13, $26 and $28 were recognized for 2018, 2017 and 2016, respectively.
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
The weighted-average fair value of options granted was estimated at $13.56, $12.21 and $10.95, in 2018, 2017 and 2016, respectively, per option on the date of grant based on the following assumptions:

	Year Ended December 31
	2018	2017	2016
Dividend yield	3.9%	3.2%	3.1%
Volatility	20.8%	15.6%	16.0%
Risk-free interest rate	2.8%	1.8%	1.2%
Expected life - years	4.6	4.6	4.6

39	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2018	Weighted-Average Service Years
Stock options	$14	1.3
Restricted shares and time-vested restricted share units	3	1.4
Performance-based restricted share units	41	1.8
A summary of stock-based compensation is presented below:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	6,688	$109.69
Granted	1,644	103.23
Exercised	(748)	82.83
Forfeited or expired	(398)	122.96
Outstanding at December 31, 2018	7,186	110.27	6.43	$68
Exercisable at December 31, 2018	4,384	106.96	4.97	$51
The total intrinsic value of options exercised during 2018, 2017 and 2016 was $22, $48 and $55, respectively.

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2018	102	$123.19	1,562	$123.97
Granted	54	107.14	796	106.65
Vested	(64)	114.27	(607)	113.99
Forfeited	(17)	129.47	(186)	121.07
Nonvested at December 31, 2018	75	117.99	1,565	119.37
The total fair value of restricted share units that were distributed to participants during 2018, 2017 and 2016 was $65, $80 and $83, respectively.
Note 7.    Employee Postretirement Benefits
Substantially all regular employees in the U.S. and the United Kingdom are covered by defined contribution retirement plans and certain U.S. and United Kingdom employees previously earned benefits covered by defined benefit pension plans that currently provide no future service benefit (the "Principal Plans"). Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. The funding policy for our qualified defined benefit pension plans is to contribute assets at least equal in amount to regulatory minimum requirements. Nonqualified U.S. plans providing pension benefits in excess of limitations imposed by the U.S. income tax code are not funded.
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 5.8 percent in 2019 and to decline to 4.5 percent in 2028 and thereafter. Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans.
As a result of restructuring actions related to the 2018 Global Restructuring Program, aggregate pension settlement charges of $110 and curtailment charges of $17 were recognized in Nonoperating expense during 2018, primarily related to the defined benefit pension plans in the U.S., United Kingdom and Canada (see Note 2 for further information about the 2018 Global Restructuring Program).

40	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2018	2017	2018	2017
Change in Benefit Obligation
Benefit obligation at beginning of year	$4,296	$4,126	$765	$758
Service cost	36	41	11	12
Interest cost	128	129	28	32
Actuarial (gain) loss(a)	(256)	20	(79)	16
Currency and other	(96)	221	(5)	(3)
Benefit payments from plans	(198)	(218)	—	—
Direct benefit payments	(8)	(8)	(48)	(50)
Settlements and curtailments	(215)	(15)	1	—
Benefit obligation at end of year	3,687	4,296	673	765
Change in Plan Assets
Fair value of plan assets at beginning of year	3,897	3,534	—	—
Actual return on plan assets	(132)	333	—	—
Employer contributions	166	53	—	—
Currency and other	(116)	204	—	—
Benefit payments	(198)	(218)	—	—
Settlements	(219)	(9)	—	—
Fair value of plan assets at end of year	3,398	3,897	—	—
Funded Status	$(289)	$(399)	$(673)	$(765)
(a) The actuarial gains in 2018 were primarily due to discount rate increases.
Substantially all of the funded status of pension and other benefits is recognized in the consolidated balance sheet in noncurrent employee benefits, with the remainder recognized in accrued expenses and other assets.
Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2018	2017	2018	2017	2018	2017
Projected benefit obligation (“PBO”)	$3,094	$3,567	$593	$729	$3,687	$4,296
Accumulated benefit obligation (“ABO”)	3,094	3,513	521	658	3,615	4,171
Fair value of plan assets	2,936	3,312	462	585	3,398	3,897
Approximately one-half of the PBO and fair value of plan assets for the Principal Plans relate to the U.S. qualified and nonqualified pension plans.
Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2018	2017
ABO	$1,826	$2,134
Fair value of plan assets	1,547	1,699

41	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Information for Pension Plans with a PBO in Excess of Plan Assets

	December 31
	2018	2017
PBO	$2,038	$2,480
Fair value of plan assets	1,727	2,011
Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2018	2017	2016	2018	2017	2016
Service cost	$36	$41	$42	$11	$12	$11
Interest cost	128	129	148	28	32	33
Expected return on plan assets(a)	(166)	(156)	(158)	—	—	—
Recognized net actuarial loss	47	57	52	1	1	—
Settlements and curtailments	136	7	1	—	—	—
Other	(7)	(9)	(9)	(3)	(2)	(1)
Net periodic benefit cost	$174	$69	$76	$37	$43	$43

(a)
The expected return on plan assets is determined by multiplying the fair value of plan assets at the remeasurement date, typically the prior year-end adjusted for estimated current year cash benefit payments and contributions, by the expected long-term rate of return.

The components of net periodic benefit cost other than the service cost component are included in the line item Nonoperating expense in our consolidated income statement.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits				Other Benefits
	Projected 2019	2018	2017	2016	2018	2017	2016
Discount rate	3.40%	3.23%	3.19%	3.91%	3.91%	4.29%	4.59%
Expected long-term return on plan assets	4.39%	4.50%	4.46%	4.84%	—	—	—
Rate of compensation increase	3.08%	2.27%	2.29%	2.32%	—	—	—
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Discount rate	3.40%	3.10%	4.50%	3.91%
Rate of compensation increase	3.08%	2.27%	—	—
Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate. Our 2019 target plan asset allocation for the Principal Plans is approximately 80 percent fixed income securities and 20 percent equity securities.

42	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

The expected long-term rate of return is generally evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 4.75 percent in 2018, 4.72 percent in 2017 and 5.10 percent in 2016, and will be 4.59 percent in 2019.
Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy. More than 70 percent of the assets are held in pooled funds and are measured using a net asset value (or its equivalent). Accordingly, such assets do not meet the Level 1, Level 2, or Level 3 criteria of the fair value hierarchy.

	Fair Value Measurements at December 31, 2018
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$15	$15	$—	$—
Held through mutual and pooled funds measured at net asset value	45	—	—	—
Fixed Income
Held directly
U.S. government and municipals	161	145	16	—
U.S. corporate debt	196	—	196	—
International bonds	13	—	13	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	479	—	—	—
U.S. corporate debt	593	—	—	—
International bonds	494	—	—	—
Equity
Held directly
U.S. equity	30	30	—	—
International equity	31	31	—	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	73	—	—	—
Global equity	448	—	—	—
Insurance Contracts	347	—	—	347
Other	11	9	—	—
Total Plan Assets	$2,936	$230	$225	$347
Futures contracts are used when appropriate to manage duration targets.  As of December 31, 2018 and 2017, the U.S. plan held directly Treasury futures contracts with a total notional value of approximately $281 and $225, respectively, and an insignificant fair value. As of December 31, 2018 and 2017, the United Kingdom plan held through a pooled fund future contracts with a total notional value of approximately $287 and $272, and an insignificant fair value.
During 2018 and 2017, the plan assets did not include a significant amount of Kimberly-Clark common stock.

43	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

	Fair Value Measurements at December 31, 2017(a)
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$28	$28	$—
Held through mutual and pooled funds measured at net asset value	24	—	—
Fixed Income
Held directly
U.S. government and municipals	522	522	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	150	—	—
U.S. corporate debt	686	—	—
International bonds	665	—	—
Equity
Held directly
U.S. equity	41	41	—
International equity	47	47	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	85	—	—
Global equity	730	—	—
Insurance Contracts	334	—	334
Total Plan Assets	$3,312	$638	$334

(a)	There were no plan assets measured at Level 2.
Inputs and valuation techniques used to measure the fair value of plan assets vary according to the type of security being valued. Substantially all of the equity securities held directly by the plans are actively traded and fair values are determined based on quoted market prices. Fair values of U.S. government securities are determined based on trading activity in the marketplace.
Fair values of U.S. corporate debt, U.S. municipals and international bonds are typically determined by reference to the values of similar securities traded in the marketplace and current interest rate levels. Multiple pricing services are typically employed to assist in determining these valuations.
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
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2018, there were no significant concentrations of equity or debt securities in any single issuer or industry.
No level 3 transfers (in or out) were made in 2018 or 2017, other than an insurance contract purchase in 2017. Fair values of insurance contracts are based on an evaluation of various factors, including purchase price.

44	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

We expect to contribute approximately $25 to our defined benefit pension plans in 2019. Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2019	$209	$60
2020	219	62
2021	218	63
2022	224	64
2023	219	63
2024-2028	1,096	275
Defined Contribution Pension Plans
Our 401(k) profit sharing plan and supplemental plan provide for a matching contribution of a U.S. employee's contributions and accruals, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. We also have defined contribution pension plans for certain employees outside the U.S. Costs charged to expense for our defined contribution pension plans were $120 in 2018, $128 in 2017, and $126 in 2016. Approximately 30 percent of these costs were for plans outside the U.S.
Note 8.    Stockholders' Equity
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2016	$(2,351)	$(1,097)		$(31)		$5
Other comprehensive income (loss) before reclassifications	487	85		(7)		(56)
(Income) loss reclassified from AOCI	—	36	(a)	(1)	(a)	11
Net current period other comprehensive income (loss)	487	121		(8)		(45)
Balance as of December 31, 2017	(1,864)	(976)		(39)		(40)
Other comprehensive income (loss) before reclassifications	(416)	(51)		58		42
(Income) loss reclassified from AOCI	1	135	(a)	(2)	(a)	9
Net current period other comprehensive income (loss)	(415)	84		56		51
Tax effects reclassified from AOCI	(18)	(125)		(5)		(8)
Balance as of December 31, 2018	$(2,297)	$(1,017)		$12		$3

(a)	Included in computation of net periodic pension and other postretirement benefits costs (see Note 7).
Included in the above defined benefit pension plans and other postretirement benefit plans balances as of December 31, 2018 is $1,022 and $17 of unrecognized net actuarial loss and unrecognized net prior service credit, respectively.

45	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, including the tax effect, are as follows:

	Year Ended December 31
	2018	2017	2016
Unrealized translation	$(408)	$398	$(88)
Tax effect(a)	(25)	89	(11)
	(433)	487	(99)

Defined benefit pension plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	(57)	159	(230)
Amortization	47	56	52
Settlements and curtailments	134	7	1
Currency and other	29	(66)	80
	153	156	(97)
Unrecognized prior service cost/credit
Funded status recognition	(22)	2	(1)
Amortization	(8)	(8)	(8)
Curtailments	2	—	—
Currency and other	(1)	3	(6)
	(29)	(3)	(15)
Tax effect(a)	(165)	(32)	28
	(41)	121	(84)
Other postretirement benefit plans
Unrecognized net actuarial loss and transition amount and other	79	(11)	(45)
Tax effect(a)	(28)	3	17
	51	(8)	(28)
Cash flow hedges and other
Recognition of effective portion of hedges	56	(76)	44
Amortization	12	18	(20)
Currency and other	(2)	(2)	(4)
Tax effect(a)	(23)	15	(5)
	43	(45)	15

Change in AOCI	$(380)	$555	$(196)
(a) The Tax effect for Unrealized translation, Defined benefit pension plans, Other postretirement benefit plans and Cash flow hedges and other includes reductions of $18, $125, $5 and $8, respectively, for stranded tax effects reclassified from AOCI to Retained earnings in 2018.
Amounts are reclassified from AOCI into Cost of products sold, Nonoperating expense, Interest expense, or Other (income) and expense, net, as applicable, in the consolidated income statement.
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation in 2018 is primarily due to the weakening of most foreign currencies versus the U.S. dollar, including the Australian dollar, Brazilian real and British pound sterling. Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

46	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Note 9.    Leases and Commitments
We have entered into operating leases for certain facilities, automobiles and equipment. The future minimum obligations under operating leases having a noncancelable term in excess of one year are as follows:

Year Ending December 31
2019	$160
2020	123
2021	85
2022	57
2023	41
Thereafter	72
Future minimum obligations	$538
Consolidated rental expense under operating leases was $280, $281 and $271 in 2018, 2017 and 2016, respectively.
We have entered into long-term contracts for the purchase of superabsorbent materials, pulp and certain utilities. Commitments under these contracts based on current prices are $841 in 2019, $161 in 2020, $37 in 2021, $38 in 2022, $38 in 2023, and $123 beyond the year 2023.
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
We are party to certain legal proceedings relating to our former health care business, Avanos Medical, Inc. ("Avanos", previously Halyard Health, Inc.), which we spun-off on October 31, 2014, including civil actions, consumer class actions, qui tam matters, a shareholder derivative suit, a securities class action and certain subpoena and document requests from the federal government.
The health care matters include Bahamas Surgery Center v. Kimberly-Clark Corporation, et al., a California consumer class action relating to the sale of surgical gowns. In April 2017, the jury awarded the plaintiff class $3.9 in compensatory damages and $350 in punitive damages against us. During the first quarter of 2018, the Court reduced the punitive damages award to approximately $19. As a result, the total compensatory and punitive damages plus pre-judgment interest awarded against Kimberly-Clark is approximately $25. We intend to continue our vigorous defense of the Bahamas matter.
We also have received subpoenas from the United States Department of Justice (DOJ) concerning allegations of potential criminal and civil violations of federal laws, including the Food, Drug, and Cosmetic Act, in connection with the manufacturing, marketing and sale of surgical gowns by our former health care business. We continue to produce documents and cooperate in this ongoing investigation. At this stage, we are unable to predict an outcome or estimate the potential range of outcomes to resolve this matter.
Under the terms of the distribution agreement we entered into with Avanos in connection with the spin-off, Avanos is obligated to indemnify us for legal proceedings, claims and other liabilities primarily related to our former health care business. Avanos and Kimberly-Clark have each filed suits against the other seeking declaratory judgment regarding the scope of these indemnification obligations. We intend to vigorously pursue our case against Avanos and to vigorously defend their case against us.
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

47	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Note 11.    Objectives and Strategies for Using Derivatives
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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowings. A portion of our balance sheet translation exposure for certain affiliates, which results from changes in translation rates between the affiliates’ functional currencies and the U.S. dollar, is hedged with financial instruments. These instruments are designated as net investment hedges and have an aggregate notional value of $573 at December 31, 2018. Changes in fair value of net investment hedges are recorded in AOCI as part of the cumulative translation adjustment.
At December 31, 2018 and 2017, derivative assets were $30 and $27, respectively, and derivative liabilities were $18 and $51, respectively, primarily comprised of foreign currency exchange contracts.
The derivative assets are included in the consolidated balance sheet in other current assets and other assets, as appropriate. The derivative liabilities are included in the consolidated balance sheet in accrued expenses and other liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current earnings. The offset to the change in fair values of the related hedged items also is recorded in current earnings. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to interest expense over the life of the related debt. At December 31, 2018, the aggregate notional values of outstanding interest rate contracts designated as fair value hedges were $300. Fair value hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2018, and gains or losses recognized in interest expense for interest rate swaps were not significant. For each of the three years ended December 31, 2018, no gain or loss was recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. As of December 31, 2018, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in 2019 and future periods. As of December 31, 2018, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $620 and $100, respectively. Cash flow hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2018, and no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecast transaction no longer being probable of occurring. At December 31, 2018, amounts to be reclassified from AOCI during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at December 31, 2018 is December 2020.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. A loss of $52, a gain of $37 and a loss of $30 were recorded in the years ending December 31, 2018, 2017 and 2016, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and

48	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

losses recorded on the underlying assets and liabilities. At December 31, 2018, the notional amount of these undesignated derivative instruments was approximately $1.5 billion.
Note 12.    Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made changes to the U.S. tax code, which included (1) a reduced U.S. corporate tax rate from 35 percent to 21 percent, (2) implementation of a base erosion and anti-abuse tax, (3) general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (4) a new provision designed to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries which allows for the possibility of utilizing foreign tax credits to offset the tax liability (subject to some limitations), (5) a lower effective U.S. tax rate on certain revenues from sources outside the U.S., and (6) a one-time transition tax on certain undistributed earnings of foreign subsidiaries. In the period ended December 31, 2017, we recorded a provisional discrete net tax benefit associated with the Tax Act and related matters. The provisional amounts recorded in 2017 related to the transition tax, remeasurement of deferred taxes, our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances, and actions taken in anticipation of the Tax Act were finalized and a net expense of $36 was recorded during 2018.
During 2018, we also recorded discrete net tax expense of $81 primarily related to new guidance issued during 2018 affecting tax benefits we recorded in the period ended December 31, 2017 for the transition tax and certain tax planning actions taken in anticipation of the Tax Act.
At December 31, 2018, we finalized our policy and have elected to use the period cost method for GILTI provisions and therefore have not recorded deferred taxes for basis differences expected to reverse in future periods.
An analysis of the provision for income taxes follows:

	Year Ended December 31
	2018	2017	2016
Current income taxes
United States	$177	$463	$523
State	63	52	53
Other countries	229	330	361
Total	469	845	937
Deferred income taxes
United States	16	(68)	(40)
State	22	(3)	31
Other countries	(36)	2	(6)
Total	2	(69)	(15)
Total provision for income taxes	$471	$776	$922
Income before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2018	2017	2016
United States	$1,606	$1,995	$2,088
Other countries	207	996	921
Total income before income taxes	$1,813	$2,991	$3,009

49	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Deferred income tax assets and liabilities are composed of the following:

	December 31
	2018	2017
Deferred tax assets
Pension and other postretirement benefits	$252	$312
Tax credits and loss carryforwards	387	470
Derivatives and unrealized exchange gains and losses	37	63
Other	412	355
	1,088	1,200
Valuation allowances	(220)	(176)
Total deferred tax assets	868	1,024

Deferred tax liabilities
Property, plant and equipment, net	789	818
Investments in subsidiaries	102	117
Goodwill	72	83
Other	143	186
Total deferred tax liabilities	1,106	1,204
Net deferred tax assets (liabilities)	$(238)	$(180)
Valuation allowances at the end of 2018 primarily relate to tax credits, capital loss carryforwards, and income tax loss carryforwards of $766. If these items are not utilized against taxable income, $473 of the income tax loss carryforwards will expire from 2019 through 2038. The remaining $293 have no expiration date.
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
Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2018	2017	2016
U.S. statutory rate applied to income before income taxes	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.7	1.1	1.8
Statutory rates other than U.S. statutory rate	0.2	(3.1)	(2.7)
Routine tax incentives	(5.4)	(2.7)	(4.0)
Net tax (benefit) cost on foreign income	1.4	(0.7)	0.1
Net impact of the Tax Act	6.4	(2.5)	—
Valuation allowance	1.6	(0.1)	0.2
Other - net(a)	(2.9)	(1.1)	0.2
Effective income tax rate	26.0%	25.9%	30.6%

(a)	Other - net is composed of numerous items, none of which is greater than 1.05 percent and 1.75 percent of income before income taxes in 2018 and 2017- 2016, respectively.
As of December 31, 2018, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $8.4 billion.  Earnings of $5.6 billion were previously subject to tax, primarily due to the one-time transition tax on foreign earnings required by the Tax Act.  Any additional taxes due with respect to such previously-taxed earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes.  Deferred taxes have been recorded for foreign and U.S. state income taxes on $0.7 billion of earnings of foreign consolidated subsidiaries expected to be repatriated.  We do not intend to distribute the remaining

50	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

$4.9 billion of previously-taxed foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. state income taxes on such earnings.
Prior to the Tax Act, we considered essentially all historical earnings in our non-U.S. subsidiaries to be indefinitely reinvested, except related to certain equity investments, and, accordingly, recorded insignificant deferred income taxes on such earnings.  Prior to the transition tax, we had an excess of the amount for financial reporting over the tax basis in our foreign subsidiaries.  While the transition tax resulted in a reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, any remaining amount of financial reporting over tax basis after such reduction could be subject to additional taxes, if repatriated.  However, we consider any excess to be indefinitely reinvested.  At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis or the $4.9 billion of previously-taxed foreign earnings is not practicable.
Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2018	2017	2016
Balance at January 1	$354	$321	$406
Gross increases for tax positions of prior years	75	50	20
Gross decreases for tax positions of prior years	(86)	(23)	(104)
Gross increases for tax positions of the current year	41	37	39
Settlements	(70)	(19)	(29)
Other	(16)	(12)	(11)
Balance at December 31	$298	$354	$321
Of the amounts recorded as unrecognized tax benefits at December 31, 2018, $241 would reduce our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During each of the three years ended December 31, 2018, the net impact in interest and penalties was not significant. Total accrued penalties and net accrued interest was $20 and $35 at December 31, 2018 and 2017, respectively.
It is reasonably possible that a number of uncertainties could be resolved within the next 12 months. The aggregate resolution of the uncertainties could be up to $100, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.
As of December 31, 2018, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2016 to 2018
United Kingdom	2016 to 2018
Brazil	2013 to 2018
South Korea	2014 to 2018
China	2008 to 2018
Our U.S. federal income tax returns have been audited through 2015. We have various federal income tax return positions in administrative appeals for 2004, 2005, 2007 and 2014 through 2015.
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

51	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Note 13.    Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

(Millions of shares)	2018	2017	2016
Basic	348.0	353.6	359.4
Dilutive effect of stock options and restricted share unit awards	1.6	2.3	2.3
Diluted	349.6	355.9	361.7
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of December 31, 2018, 2017 and 2016 was 345.0 million, 351.1 million and 356.6 million, respectively.
Note 14.    Business Segment Information
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

•
Consumer Tissue offers a wide variety of innovative solutions and trusted brands that responsibly improve everyday living for families around the world.  Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Neve and other brand names.

•
K-C Professional partners with businesses to create Exceptional Workplaces, helping to make them healthier, safer and more productive through a range of solutions and supporting products such as wipers, tissue, towels, apparel, soaps and sanitizers. Our brands, including Kleenex, Scott, WypAll, Kimtech and KleenGuard are well known for quality and trusted to help people around the world work better.

Net sales to Walmart Inc. as a percent of our consolidated net sales were approximately 14 percent in 2018, 2017 and 2016.

52	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Information concerning consolidated operations by business segment is presented in the following tables:
Consolidated Operations by Business Segment

	Year Ended December 31
	2018	2017	2016
NET SALES(a)
Personal Care	$9,037	$9,078	$9,046
Consumer Tissue	6,015	5,932	5,967
K-C Professional	3,382	3,297	3,235
Corporate & Other	52	41	39
TOTAL NET SALES	$18,486	$18,348	$18,287

OPERATING PROFIT(b)
Personal Care	$1,833	$1,933	$1,884
Consumer Tissue	875	1,052	1,136
K-C Professional	634	645	616
Corporate & Other(c)	(1,112)	(245)	(245)
Other (income) and expense, net(d)	1	27	8
TOTAL OPERATING PROFIT	$2,229	$3,358	$3,383

(a)	Net sales in the U.S. to third parties totaled $8,803, $8,741 and $8,918 in 2018, 2017 and 2016, respectively. No other individual country's net sales exceeds 10 percent of total net sales.

(b)	Segment operating profit excludes other (income) and expense, net and income and expenses not associated with the business segments.

(c)
Corporate & Other includes charges of $921 related to the 2018 Global Restructuring Program in 2018, and charges related to the 2014 Organization Restructuring of $38 in 2016. Restructuring charges for the 2018 Global Restructuring Program related to the personal care, consumer tissue and K-C Professional business segments were $528, $229 and $125, respectively, for 2018.

(d)
Other (income) and expense, net for 2018 includes income of $12 related to the 2018 Global Restructuring Program, 2017 includes a charge of $24 for the early redemption of debt and 2016 includes income of $11 related to the deconsolidation of our Venezuelan operations.

53	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

	Personal Care	Consumer Tissue	K-C Professional	Corporate & Other	Total
Depreciation and Amortization
2018	$426	$331	$121	$4	$882
2017	324	283	112	5	724
2016	305	280	116	4	705
Capital Spending
2018	415	299	157	6	877
2017	405	281	92	7	785
2016	421	250	95	5	771
Goodwill(a)
2018	564	522	388	—	1,474
2017	617	559	400	—	1,576
2016	549	538	393	—	1,480
Assets
2018	6,208	4,738	2,285	1,287	14,518
2017	6,592	5,007	2,255	1,297	15,151
2016	6,141	4,761	2,151	1,549	14,602

(a)	In 2017, we acquired the remaining 50 percent of our joint venture in India, which resulted in the recognition of $35 of personal care goodwill. All other changes in goodwill are related to currency.
Sales of Principal Products

(Billions of dollars)	2018	2017	2016
Consumer tissue products	$6.0	$5.9	$6.0
Baby and child care products	6.3	6.3	6.4
Away-from-home professional products	3.4	3.3	3.2
All other	2.8	2.8	2.7
Consolidated	$18.5	$18.3	$18.3
Note 15.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2018	2017	2016
Advertising expense	$655	$648	$665
Research expense	317	309	326

54	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation's Share of Net Income
2018	$2,264	$635	$388	$215	$103
2017	2,191	627	378	214	104
2016	2,138	720	454	276	132
	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Stockholders' Equity
2018	$921	$1,247	$578	$1,237	$353
2017	828	1,232	415	1,125	520
2016	963	1,168	531	1,046	554
Equity companies are principally engaged in operations in the personal care and consumer tissue businesses. At December 31, 2018, our ownership interest in KCM and subsidiaries was 47.9 percent. KCM is partially owned by the public, and its stock is publicly traded in Mexico. At December 31, 2018, our investment in this equity company was $163, and the estimated fair value of the investment was $2.3 billion based on the market price of publicly traded shares. Our other equity ownership interests are not significant to our consolidated balance sheet or financial results.
At December 31, 2018, undistributed net income of equity companies included in consolidated retained earnings was $1.0 billion.
Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, Net	2018	2017
From customers	$2,050	$2,203
Other	167	168
Less allowance for doubtful accounts and sales discounts	(53)	(56)
Total	$2,164	$2,315

	December 31
	2018			2017
Summary of Inventories by Major Class	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$99	$263	$362	$87	$258	$345
Work in process	120	94	214	110	103	213
Finished goods	461	692	1,153	421	684	1,105
Supplies and other	—	275	275	—	303	303
	680	1,324	2,004	618	1,348	1,966
Excess of FIFO or weighted-average cost over LIFO cost	(191)	—	(191)	(176)	—	(176)
Total	$489	$1,324	$1,813	$442	$1,348	$1,790
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

55	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

	December 31
Summary of Property, Plant and Equipment, Net	2018	2017
Land	$169	$173
Buildings	2,787	2,830
Machinery and equipment	14,059	14,612
Construction in progress	699	300
	17,714	17,915
Less accumulated depreciation	(10,555)	(10,479)
Total	$7,159	$7,436
Property, plant and equipment, net in the U.S. as of December 31, 2018 and 2017 was $3,625 and $3,591, respectively.

	December 31
Summary of Accrued Expenses	2018	2017
Accrued advertising and promotion	$399	$394
Accrued salaries and wages	369	449
Accrued rebates	239	227
Accrued taxes - income and other	260	249
Accrued restructuring	118	—
Accrued interest	75	68
Derivatives	14	45
Other	319	298
Total	$1,793	$1,730
Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Operating Working Capital	Year Ended December 31
	2018	2017	2016
Accounts receivable	$33	$(44)	$(23)
Inventories	(127)	(33)	230
Trade accounts payable	392	174	(61)
Accrued expenses	115	(102)	26
Accrued income taxes	64	(176)	121
Derivatives	30	(47)	43
Currency and other	(118)	80	(2)
Total	$389	$(148)	$334

	Year Ended December 31
Other Cash Flow Data	2018	2017	2016
Interest paid	$264	$354	$315
Income taxes paid	395	961	744

56	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Kimberly-Clark Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Table of Contents at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2019, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.
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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 7, 2019
We have served as the Corporation’s auditor since 1928.

57	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective.
Deloitte & Touche LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, and has expressed an unqualified opinion in their report, which appears in this report.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, of the Corporation and our report dated February 7, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control Over

58	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 7, 2019
ITEM 9B.    OTHER INFORMATION
None.

59	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2019 Proxy Statement for the Annual Meeting of Stockholders (the "2019 Proxy Statement") are incorporated in this Item 10 by reference:

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
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of our 2019 Proxy Statement captioned "Compensation Discussion and Analysis," "Compensation Tables," "Director Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Other Information - CEO Pay Ratio Disclosure" is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the sections of our 2019 Proxy Statement captioned "Compensation Tables - Equity Compensation Plan Information" and "Other Information - Security Ownership Information" is incorporated in this Item 12 by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of our 2019 Proxy Statement captioned "Other Information - Transactions with Related Persons" and "Corporate Governance - Director Independence" is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the sections of our 2019 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditor" is incorporated in this Item 14 by reference.

60	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements.
The financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial statement schedules.
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

61	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Exhibit No. (10)g.	Outside Directors' Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. (10)g of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.*

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
Form of Award Agreements under 2011 Equity Participation Plan for Nonqualified Stock Options, incorporated by reference to Exhibit No. (10)n of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.*

Exhibit No. (10)p.
Severance Pay Plan, amended and restated, effective January 1, 2017, incorporated by reference to Exhibit No. (10)p of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.*

Exhibit No. (10)q.
Form of Award Agreements under 2011 Equity Participation Plan for Performance Restricted Stock Units, incorporated by reference to Exhibit No. (10)q of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*

Exhibit No. (10)r.
Form of Award Agreements under 2011 Equity Participation Plan for Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)r of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.*

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

62	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS	XBRL Instance Document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

63	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 7, 2019	By:	/s/ Maria Henry
Maria Henry
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael D. Hsu	Chief Executive Officer and Director (principal executive officer)	February 7, 2019
Michael D. Hsu

/s/ Maria Henry	Senior Vice President and Chief Financial Officer (principal financial officer)	February 7, 2019
Maria Henry

/s/ Michael T. Azbell	Vice President and Controller (principal accounting officer)	February 7, 2019
Michael T. Azbell

Directors

John F. Bergstrom	Nancy J. Karch
Abelardo E. Bru	Sherilyn S. McCoy
Robert W. Decherd	Christa S. Quarles
Thomas J. Falk	Ian C. Read
Fabian T. Garcia	Marc J. Shapiro
Mae C. Jemison	Michael D. White
James M. Jenness

By:	/s/ Jeffrey Melucci	February 7, 2019
Jeffrey Melucci Attorney-in-Fact

64	KIMBERLY-CLARK CORPORATION - 2018 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2018
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$38	$15	$(3)	$14	(b)	$36
Allowances for sales discounts	18	248	(4)	245	(c)	17
December 31, 2017
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$50	$8	$2	$22	(b)	$38
Allowances for sales discounts	18	247	—	247	(c)	18
December 31, 2016
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$50	$8	$3	$11	(b)	$50
Allowances for sales discounts	15	254	—	251	(c)	18

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2018
Deferred taxes
Valuation allowance	$176	$55	$—	$11	$220
December 31, 2017
Deferred taxes
Valuation allowance	$225	$(59)	$—	$(10)	$176
December 31, 2016
Deferred taxes
Valuation allowance	$274	$(45)	$—	$4	$225

(a)	Represents the net currency effects of translating valuation allowances at current rates of exchange.

65	KIMBERLY-CLARK CORPORATION - 2018 Annual Report