Form 10-Q
period 2019-03-31
KIMBERLY CLARK CORP
filed 2019-04-22
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 15, 2019, there were 343,795,330 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2019	2018
Net Sales	$4,633	$4,731
Cost of products sold	3,205	3,407
Gross Profit	1,428	1,324
Marketing, research and general expenses	769	1,079
Other (income) and expense, net	4	(2)
Operating Profit	655	247
Nonoperating expense	(11)	(9)
Interest income	3	2
Interest expense	(65)	(66)
Income Before Income Taxes and Equity Interests	582	174
Provision for income taxes	(143)	(104)
Income Before Equity Interests	439	70
Share of net income of equity companies	27	27
Net Income	466	97
Net income attributable to noncontrolling interests	(12)	(4)
Net Income Attributable to Kimberly-Clark Corporation	$454	$93

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.32	$0.27
Diluted	$1.31	$0.26
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2019	2018
Net Income	$466	$97
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	26	117
Employee postretirement benefits	(4)	—
Other	(17)	(1)
Total Other Comprehensive Income, Net of Tax	5	116
Comprehensive Income	471	213
Comprehensive income attributable to noncontrolling interests	(7)	(5)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$464	$208
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(2019 Data is Unaudited)

(Millions of dollars)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$491	$539
Accounts receivable, net	2,377	2,164
Inventories	1,857	1,813
Other current assets	530	525
Total Current Assets	5,255	5,041
Property, Plant and Equipment, Net	7,139	7,159
Investments in Equity Companies	246	224
Goodwill	1,476	1,474
Other Assets	1,088	620
TOTAL ASSETS	$15,204	$14,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,900	$1,208
Trade accounts payable	3,027	3,190
Accrued expenses and other current liabilities	1,916	1,793
Dividends payable	354	345
Total Current Liabilities	7,197	6,536
Long-Term Debt	5,990	6,247
Noncurrent Employee Benefits	922	931
Deferred Income Taxes	496	458
Other Liabilities	617	328
Redeemable Preferred Securities of Subsidiaries	64	64
Stockholders' Equity
Kimberly-Clark Corporation	(305)	(287)
Noncontrolling Interests	223	241
Total Stockholders' Equity	(82)	(46)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,204	$14,518
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2019	2018
Operating Activities
Net income	$466	$97
Depreciation and amortization	234	211
Asset impairments	—	74
Stock-based compensation	16	18
Deferred income taxes	11	(27)
Net losses on asset dispositions	6	36
Equity companies' earnings in excess of dividends paid	(27)	(27)
Operating working capital	(375)	103
Postretirement benefits	(12)	(41)
Other	(2)	98
Cash Provided by Operations	317	542
Investing Activities
Capital spending	(316)	(189)
Investments in time deposits	(80)	(83)
Maturities of time deposits	72	19
Other	—	(3)
Cash Used for Investing	(324)	(256)
Financing Activities
Cash dividends paid	(345)	(341)
Change in short-term debt	851	249
Debt repayments	(402)	(2)
Proceeds from exercise of stock options	26	14
Acquisitions of common stock for the treasury	(164)	(197)
Other	(8)	(6)
Cash Used for Financing	(42)	(283)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	7
Change in Cash and Cash Equivalents	(48)	10
Cash and Cash Equivalents - Beginning of Period	539	616
Cash and Cash Equivalents - End of Period	$491	$626
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10‑K for the year ended December 31, 2018. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of March 31, 2019, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were less than 2 percent of our consolidated net sales for the three months ended March 31, 2019 and 2018.
Leases
Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists.  Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.  These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate generally applicable to the location of the lease asset, unless the implicit rate is readily determinable.  Lease assets also include any upfront lease payments made and exclude lease incentives.  Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.
Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain nonlease components, such as maintenance and other services provided by the lessor, and other charges included in the lease.  Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term.
Lease agreements with lease and nonlease components are combined as a single lease component.  The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Recently Adopted Accounting Standards
The Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. The new guidance requires a lessee to recognize assets and liabilities for all leases with lease terms of more than 12 months and provide additional disclosures. The ASU requires adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  We adopted this standard on January 1, 2019 using the cumulative-effect adjustment approach. We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019 whereby these contracts were not reassessed or reclassified from their previous assessment as of December 31, 2018. We also elected certain other practical expedients in transition including not reassessing existing land easements as lease contracts. For all new and modified leases after adoption of the ASU, we have taken the component election allowing us to account for lease components together with non lease components in the calculation of the lease asset and corresponding liability. We implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our contracts and enable proper accounting and reporting of financial information upon adoption.  No cumulative-effect adjustment was recognized as the amount was not material, and the impact on our results of operations and cash flows was also not material. See Note 7 for the financial position impact and additional disclosures.
The FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends presentation and disclosure requirements and changes how companies assess hedge effectiveness. This ASU requires adoption using a modified retrospective transition approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. We adopted this standard on January 1, 2019 with no cumulative-effect adjustment as the amount was not material. The effects of this standard on our financial position, results of operations and cash flows were not material.
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

The following charges were incurred in connection with the 2018 Global Restructuring Program:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cost of products sold:
Charges for workforce reductions	$30	$119
Asset impairments	—	74
Asset write-offs	12	55
Incremental depreciation	67	28
Other exit costs	16	1
Total	125	277
Marketing, research and general expenses:
Charges for workforce reductions	4	286
Other exit costs	24	14
Total	28	300
Other (income) and expense, net	(1)	—
Total charges	152	577
Provision for income taxes	(31)	(143)
Net charges	121	434
Net impact related to equity companies and noncontrolling interests	1	(6)
Net charges attributable to Kimberly-Clark Corporation	$122	$428

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
The following summarizes the 2019 restructuring liabilities activity:

	2019	2018
Restructuring liabilities at January 1	$210	$—
Charges for workforce reductions and other cash exit costs	74	418
Cash payments	(71)	(14)
Currency and other	6	3
Restructuring liabilities at March 31	$219	$407

Restructuring liabilities of $132 and $306 are recorded in Accrued expenses and other current liabilities and $87 and $101 are recorded in Other Liabilities as of March 31, 2019 and 2018, respectively. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statement.
Through March 31, 2019, cumulative pre-tax charges for the 2018 Global Restructuring Program were $1.2 billion ($905 after tax).
Note 3. U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). In the period ended December 31, 2017, we recorded a provisional discrete net tax benefit related to the transition tax, remeasurement of deferred taxes, our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances, and actions taken in anticipation of the Tax Act. The provisional amounts recorded in 2017 were finalized in 2018.  During 2018, we recorded discrete net tax expense related to new guidance issued during 2018 affecting tax benefits we recorded in the period ended December 31, 2017 for the transition tax and certain tax planning actions taken in anticipation of the Tax Act.  At December 31, 2018, we finalized our policy and elected to use the period cost method for global intangible low-taxed income (“GILTI”) provisions and therefore have not recorded deferred taxes for basis differences expected to reverse in future periods.

In the first quarter of 2018, we recorded discrete net tax expense of $82 primarily related to guidance issued affecting tax benefits we recorded in the fourth quarter of 2017 for certain tax planning actions taken in anticipation of the Tax Act.
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
During the three months ended March 31, 2019 and for the full year 2018, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At March 31, 2019 and December 31, 2018, derivative assets were $29 and $30, respectively, and derivative liabilities were $29 and $18, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 8.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $64 at both March 31, 2019 and December 31, 2018. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. The fair values of the remaining redeemable securities were based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $69 and $64 at March 31, 2019 and December 31, 2018, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		March 31, 2019		December 31, 2018
Assets
Cash and cash equivalents(a)	1	$491	$491	$539	$539
Time deposits(b)	1	260	260	256	256
Liabilities and redeemable securities of subsidiaries
Short-term debt(c)	2	1,338	1,338	495	495
Long-term debt(d)	2	6,552	7,017	6,960	7,192

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

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended March 31
(Millions of shares)	2019	2018
Basic	344.3	350.4
Dilutive effect of stock options and restricted share unit awards	1.7	2.2
Diluted	346.0	352.6

The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of March 31, 2019 and 2018 was 343.9 million and 349.6 million, respectively.
Note 6. Stockholders' Equity
Set forth below is a reconciliation for the three months ended March 31, 2019 and 2018 of the carrying amount of total stockholders' equity from the beginning of the period to the end of the period.

	Stockholders' Equity Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2018	$(287)	$241
Net Income	454	11
Other comprehensive income, net of tax	10	(5)
Stock-based awards exercised or vested	28	—
Recognition of stock-based compensation	17	—
Shares repurchased	(174)	—
Dividends declared ($1.03 per share)	(354)	(24)
Other	1	—
Balance at March 31, 2019	$(305)	$223

	Stockholders' Equity Attributable to
	The Corporation	Noncontrolling Interests
Balance at December 31, 2017	$629	$253
Net Income	93	3
Other comprehensive income, net of tax	115	1
Stock-based awards exercised or vested	14	—
Recognition of stock-based compensation	17	—
Shares repurchased	(211)	—
Dividends declared ($1.00 per share)	(350)	(20)
Other	10	1
Balance at March 31, 2018	$317	$238

During the three months ended March 31, 2019, we repurchased 1.4 million shares at a total cost of $167 pursuant to a share repurchase program authorized by our Board of Directors.
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
The change in net unrealized currency translation for the three months ended March 31, 2019 was primarily due to strengthening of foreign currencies versus the U.S. dollar.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans	Cash Flow Hedges and Other
Balance as of December 31, 2017	$(1,864)	$(976)		$(39)	$(40)
Other comprehensive income (loss) before reclassifications	116	(10)		—	(9)
Loss reclassified from AOCI	—	10	(a)	—	8
Net current period other comprehensive income (loss)	116	—		—	(1)
Balance as of March 31, 2018	$(1,748)	$(976)		$(39)	$(41)

Balance as of December 31, 2018	$(2,297)	$(1,017)		$12	$3
Other comprehensive income (loss) before reclassifications	31	(7)		—	(12)
(Income) loss reclassified from AOCI	—	3	(a)	—	(5)
Net current period other comprehensive income (loss)	31	(4)		—	(17)
Balance as of March 31, 2019	$(2,266)	$(1,021)		$12	$(14)

(a)	Included in computation of net periodic benefit costs.
Note 7. Leases
We have entered into leases for certain facilities, vehicles, material handling and other equipment. Our leases have remaining contractual terms up to 20 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Our operating lease costs are primarily related to facility leases for inventory warehousing and administration offices, and our finance leases are immaterial.

Operating Lease Cost

	Three Months Ended March 31, 2019	Income Statement Classification
Lease cost	$39	Cost of products sold, Marketing, research and general expenses
Variable lease cost(a)	37	Cost of products sold, Marketing, research and general expenses
Total lease cost	$76
(a)    Includes short-term leases, which are immaterial.
Operating Lease Assets and Liabilities

	March 31, 2019	Balance Sheet Classification
Lease assets	$421	Other Assets

Current lease liabilities	$131	Accrued expenses and other current liabilities
Noncurrent lease liabilities	301	Other Liabilities
Total lease liabilities	$432

Maturity of Operating Lease Liabilities

March 31, 2019
2019	$114
2020	124
2021	86
2022	58
2023	40
Thereafter	73
Total lease payments	495
Less imputed interest	63
Present value of lease liabilities	$432

As of March 31, 2019, our operating leases have a weighted-average remaining lease term of 4.6 years and a weighted-average discount rate of 5.2 percent. Cash paid for amounts included in the measurement of operating lease liabilities was $39 for the three months ended March 31, 2019.
The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASU 842 are as follows:

December 31, 2018
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
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowings. A portion of our balance sheet translation exposure for certain affiliates, which results from changes in translation rates between the affiliates’ functional currencies and the U.S. dollar, is hedged with financial instruments. These instruments are designated as net investment hedges and have an aggregate notional value of $1.1 billion at March 31, 2019. Changes in fair value of net investment hedges are recorded in AOCI as part of the cumulative translation adjustment. For the three months ended March 31, 2019, $12 of unrealized gains related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
At March 31, 2019 and December 31, 2018, derivative assets were $29 and $30, respectively, and derivative liabilities were $29 and $18, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of March 31, 2019, the aggregate notional values and carrying values of outstanding interest rate contracts designated as fair value hedges were $300 and $299, respectively. For the three months ended March 31, 2019 and 2018, gains or losses recognized in Interest expense for interest rate swaps were not significant. The cumulative changes in fair value of related hedged items for which hedge accounting has been discontinued were not significant as of March 31, 2019.
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of March 31, 2019, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2019 and future periods. As of March 31, 2019, the aggregate notional values of outstanding foreign exchange and interest rate derivative contracts designated as cash flow hedges were $625 and $100, respectively. For the three months ended March 31, 2019 and 2018, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2019, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at March 31, 2019 is March 2021.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of March 31, 2019.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Losses of $8 and $3 were recorded in the three months ended March 31, 2019 and 2018, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At March 31, 2019, the notional value of these undesignated derivative instruments was approximately $1.7 billion.

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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended March 31
	2019	2018	Change
NET SALES
Personal Care	$2,275	$2,307	-1%
Consumer Tissue	1,526	1,579	-3%
K-C Professional	817	832	-2%
Corporate & Other	15	13	N.M.
TOTAL NET SALES	$4,633	$4,731	-2%

OPERATING PROFIT
Personal Care	$484	$470	+3%
Consumer Tissue	241	249	-3%
K-C Professional	150	158	-5%
Corporate & Other(a)	(216)	(632)	N.M.
Other (income) and expense, net(a)	4	(2)	N.M.
TOTAL OPERATING PROFIT	$655	$247	+165%

(a)
Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including charges related to the 2018 Global Restructuring Program. Restructuring charges related to the personal care, consumer tissue and K-C Professional business segments were $89, $46 and $16, respectively, for the three months ended March 31, 2019, and $314, $141 and $95, respectively, for the three months ended March 31, 2018.

N.M. - Not Meaningful

Sales of Principal Products

	Three Months Ended March 31
(Billions of dollars)	2019	2018
Consumer tissue products	$1.5	$1.6
Baby and child care products	1.6	1.6
Away-from-home professional products	0.8	0.8
All other	0.7	0.7
Consolidated	$4.6	$4.7
Note 10. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2019			December 31, 2018
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$96	$248	$344	$99	$263	$362
Work in process	119	93	212	120	94	214
Finished goods	494	725	1,219	461	692	1,153
Supplies and other	—	278	278	—	275	275
	709	1,344	2,053	680	1,324	2,004
Excess of FIFO or weighted-average cost over LIFO cost	(196)	—	(196)	(191)	—	(191)
Total	$513	$1,344	$1,857	$489	$1,324	$1,813

Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2019	December 31, 2018
Land	$168	$169
Buildings	2,814	2,787
Machinery and equipment	14,194	14,059
Construction in progress	648	699
	17,824	17,714
Less accumulated depreciation	(10,685)	(10,555)
Total	$7,139	$7,159

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis ("MD&A") of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of First Quarter 2019 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Business Outlook

•	Information Concerning Forward-Looking Statements
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea.
This section presents a discussion and analysis of our first quarter 2019 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Change in foreign currency exchange rates and exited businesses also impact the year-over-year change in net sales. Our analysis compares the three months ended March 31, 2019 results to the same period in 2018.
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
Non-GAAP financial measures are not meant to be considered in isolation or as a substitute for the comparable GAAP measures, and they should be read only in conjunction with our unaudited interim consolidated financial statements prepared in accordance with GAAP.  There are limitations to these non-GAAP financial measures because they are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies due to potential differences in methods of calculation and items being excluded.  We compensate for these limitations by using these non-GAAP financial measures as a supplement to the GAAP measures and by providing reconciliations of the non-GAAP and comparable GAAP financial measures.
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:

•
2018 Global Restructuring Program - In 2018, we initiated this restructuring program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. See Note 2 to the unaudited interim consolidated financial statements for details.

•	U.S. Tax Reform Related Matters - In 2018, we recognized net charges associated with U.S. tax reform related matters. See Note 3 to the unaudited interim consolidated financial statements for details.
Overview of First Quarter 2019 Results

•
Net sales of $4.6 billion decreased 2 percent compared to the year-ago period. Changes in foreign currency exchange rates reduced sales by 5 percent, while organic sales increased 3 percent including higher net selling prices of 4 percent.

•
Operating profit was $655 in 2019 and $247 in 2018. Net Income Attributable to Kimberly-Clark Corporation was $454 in 2019 compared to $93 in 2018, and diluted earnings per share were $1.31 in 2019 compared to $0.26 in 2018. Results in 2019 and 2018 include charges related to the 2018 Global Restructuring Program. Results in 2018 also include a net charge associated with U.S. tax reform related matters.

Results of Operations and Related Information
This section presents a discussion and analysis of our first quarter 2019 net sales, operating profit and other information relevant to an understanding of the results of operations.

Consolidated

Selected Financial Results	Three Months Ended March 31
	2019	2018	Percent Change
Net Sales:
North America	$2,390	$2,385	—%
Outside North America	2,315	2,422	-4%
Intergeographic sales	(72)	(76)	N.M.
Total Net Sales	4,633	4,731	-2%
Operating Profit:
North America	572	553	3%
Outside North America	303	324	-6%
Corporate & Other(a)	(216)	(632)	N.M.
Other (income) and expense, net(a)	4	(2)	N.M.
Total Operating Profit	655	247	+165%
Share of net income of equity companies	27	27	—%
Net Income Attributable to Kimberly-Clark Corporation	454	93	+388%
Diluted Earnings per Share	1.31	0.26	+404%

(a)	Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended March 31, 2019
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,205	$125	$3,080
Gross Profit	1,428	(125)	1,553
Marketing, research and general expenses	769	28	741
Other (income) and expense, net	4	(1)	5
Operating Profit	655	(152)	807
Provision for income taxes	(143)	31	(174)
Effective tax rate	24.6%	—	23.7%
Share of net income of equity companies	27	(2)	29
Net income attributable to noncontrolling interests	(12)	1	(13)
Net Income Attributable to Kimberly-Clark Corporation	454	(122)	576
Diluted Earnings per Share	1.31	(0.35)	1.66

	Three Months Ended March 31, 2018
	As Reported	2018 Global Restructuring Program	U.S. Tax Reform Related Matters	As Adjusted Non-GAAP
Cost of products sold	$3,407	$277	$—	$3,130
Gross Profit	1,324	(277)	—	1,601
Marketing, research and general expenses	1,079	300	—	779
Operating Profit	247	(577)	—	824
Provision for income taxes	(104)	143	(82)	(165)
Effective tax rate	59.8%	—	—	22.0%
Share of net income of equity companies	27	(3)	—	30
Net income attributable to noncontrolling interests	(4)	9	—	(13)
Net Income Attributable to Kimberly-Clark Corporation	93	(428)	(82)	603
Diluted Earnings per Share(a)	0.26	(1.21)	(0.23)	1.71
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.
Analysis of Consolidated Results

Net Sales	Percent Change For the Three Months Ended March 31, 2019	Adjusted Operating Profit	Percent Change For the Three Months Ended March 31, 2019
Volume	(2)	Volume	(2)
Net Price	4	Net Price	20
Mix/Other	1	Input Costs	(16)
Currency	(5)	Cost Savings(c)	14
Total(a)	(2)	Currency Translation	(3)
		Other(d)	(15)
Organic(b)	3	Total	(2)
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
Net sales of $4.6 billion in the first quarter of 2019 decreased 2 percent compared to the year-ago period. Changes in foreign currency exchange rates reduced sales by 5 percent. Organic sales increased 3 percent. Changes in net selling prices increased sales by approximately 4 percent and changes in product mix increased sales by 1 percent, while sales volumes fell about 2 percent. In North America, organic sales increased 1 percent in both consumer products and K-C Professional. Outside North America, organic sales rose 7 percent in D&E markets and 1 percent in developed markets.
Operating profit in the first quarter was $655 in 2019 and $247 in 2018. Results in both periods include charges related to the 2018 Global Restructuring Program. First quarter adjusted operating profit was $807 in 2019 and $824 in 2018. Results were impacted by $135 of higher input costs, driven by $60 in pulp and $45 in other raw materials. In addition, foreign currency translation effects reduced operating profit by $25 and transaction effects also negatively impacted the comparison. Advertising spending also increased year-on-year. Results benefited from higher net selling prices, $60 of cost savings from the 2018 Global Restructuring Program and $55 of cost savings from our FORCE program.
The first quarter effective tax rate was 24.6 percent in 2019 and 59.8 percent in 2018, which included an $82 net charge associated with U.S. tax reform related matters. The first quarter adjusted effective tax rate was 23.7 percent in 2019 and 22.0 percent in 2018. The rate in 2018 benefited from the resolution of certain tax matters.
Our share of net income of equity companies in the first quarter was $27, even with the year-ago period. Results were impacted by higher input costs, but benefited from organic sales growth and cost savings.
Diluted net income per share for the first quarter of 2019 was $1.31. First quarter adjusted earnings per share were $1.66 in 2019, a decrease of 3 percent compared to adjusted earnings per share of $1.71 in 2018.

Results by Business Segments
Personal Care

Three Months Ended March 31			Three Months Ended March 31
2019		2018	2019		2018
Net Sales	$2,275	$2,307	Operating Profit	$484	$470

Net Sales		Percent Change	Operating Profit		Percent Change
Volume		1	Volume		4
Net Price		2	Net Price		12
Mix/Other		1	Input Costs		(13)
Currency		(6)	Cost Savings(c)		16
Total(a)		(1)	Currency Translation		(4)
			Other(d)		(12)
Organic(b)		5	Total		3
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
First quarter net sales of $2.3 billion decreased 1 percent. Changes in foreign currency exchange rates reduced sales by 6 percent. Changes in net selling prices increased sales approximately 2 percent, sales volumes rose 1 percent and changes in product mix improved sales by 1 percent. First quarter operating profit of $484 increased 3 percent. The comparison benefited from organic sales growth and cost savings, while results were impacted by unfavorable foreign currency effects, input cost inflation and increased advertising spending.
Net sales in North America increased 3 percent driven by higher sales volumes. Volumes were up high-single digits in adult care, including benefits from category growth, innovations and increased marketing support. Volumes increased low-single digits in baby and child care.
Net sales in D&E markets decreased 5 percent. Changes in foreign currency exchange rates decreased sales by 13 percent, including significant declines in Latin America. Changes in net selling prices and product mix increased sales by 8 percent and 2 percent, respectively, while sales volumes fell 2 percent. The higher net selling prices were primarily in Latin America and secondarily in the Middle East/Eastern Europe/Africa, partially offset by decreases in China. The lower volumes included declines in China and Argentina, and increases in Eastern Europe and ASEAN.
Net sales in developed markets outside North America decreased 6 percent, including a 6 percent decrease due to unfavorable changes in foreign currency exchange rates. Changes in net selling prices decreased sales by 3 percent, while sales volumes increased 2 percent.

Consumer Tissue

Three Months Ended March 31			Three Months Ended March 31
2019		2018	2019		2018
Net Sales	$1,526	$1,579	Operating Profit	$241	$249

Net Sales		Percent Change	Operating Profit		Percent Change
Volume		(6)	Volume		(14)
Net Price		6	Net Price		35
Mix/Other		—	Input Costs		(18)
Currency		(3)	Cost Savings(c)		8
Total(a)		(3)	Currency Translation		—
			Other(d)		(14)
Organic(b)		—	Total		(3)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
First quarter net sales of $1.5 billion decreased 3 percent. Changes in foreign currency exchange rates reduced sales 3 percent. Changes in net selling prices increased sales by 6 percent, while sales volumes decreased 6 percent compared to a 7 percent increase in the base period. First quarter operating profit of $241 decreased 3 percent. The comparison was impacted by lower volumes, input cost inflation, other manufacturing cost increases and unfavorable foreign currencies, while results benefited from increased net selling prices and cost savings.
Net sales in North America decreased 3 percent. Changes in net selling prices increased sales by 7 percent, while sales volumes fell 10 percent compared to a 9 percent increase in the prior year. The volume decline reflects lower promotion activity, the impact of price increases and a severe cold and flu season in the year-ago period that benefited facial tissue sales.
Net sales in D&E markets decreased 4 percent. Changes in foreign currency exchange rates decreased sales by 8 percent, primarily in Latin America. Changes in net selling prices and product mix increased sales by 5 percent and 1 percent, respectively, while sales volumes fell 2 percent.
Net sales in developed markets outside North America decreased 5 percent. Changes in foreign currency exchange rates reduced sales by 6 percent. Changes in net selling prices increased sales by 4 percent and sales volumes fell 3 percent, with the changes mostly in Western/Central Europe.

K-C Professional

Three Months Ended March 31				Three Months Ended March 31
2019		2018		2019	2018
Net Sales	$817	$832	Operating Profit	$150	$158

Net Sales		Percent Change		Operating Profit	Percent Change
Volume		(1)		Volume	2
Net Price		3		Net Price	13
Mix/Other		1		Input Costs	(18)
Exited Businesses(e)		(1)		Cost Savings(c)	12
Currency		(4)		Currency Translation	(4)
Total(a)		(2)		Other(d)	(10)
Organic(b)		3		Total	(5)
(a) Total may not equal the sum of volume, net price, mix/other, exited businesses and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
(e) Exited businesses in conjunction with the 2018 Global Restructuring Program.
First quarter net sales of $0.8 billion decreased 2 percent. Changes in foreign currency exchange rates reduced sales by 4 percent, and business exits in conjunction with the 2018 Global Restructuring Program reduced sales by 1 percent. Changes in net selling prices increased sales approximately 3 percent and changes in product mix improved sales by 1 percent, while sales volumes were down about 1 percent. First quarter operating profit of $150 decreased 5 percent. The comparison was impacted by input cost inflation and unfavorable foreign currency effects, while results benefited from higher net selling prices and cost savings.
Net sales in North America were even year-on-year. Business exits in conjunction with the 2018 Global Restructuring Program reduced sales 1 percent. Changes in net selling prices and product mix increased sales by 2 percent and 1 percent, respectively, while sales volumes fell 2 percent.
Net sales in D&E markets decreased 3 percent, including a decrease in sales of approximately 9 percent from unfavorable changes in foreign currency exchange rates. Changes in net selling prices increased sales by 4 percent, and sales volumes increased 1 percent.
Net sales in developed markets outside North America were down 3 percent. Changes in foreign currency exchange rates decreased sales by 7 percent. Changes in product mix and net selling prices improved sales by 2 percent and 1 percent, respectively, and sales volumes rose 1 percent.
2018 Global Restructuring Program
Annual pre-tax savings from the 2018 Global Restructuring Program are expected to be $500 to $550 by 2021. In addition, to implement this program, we expect to incur incremental capital spending of approximately $600 to $700 by the end of 2020. See Item 1, Note 2 to the unaudited interim consolidated financial statements for additional information.
We generated savings of $60 in the three months ended March 31, 2019 and expect to generate savings of $100 to $125 in 2019. Savings in the three months ended March 31, 2018 were insignificant. We have generated cumulative savings of $195 through March 31, 2019.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $317 for the first three months of 2019 compared to $542 in the prior year. The decrease was primarily driven by increased working capital and payments related to the 2018 Global Restructuring Program.

Investing
During the first three months of 2019, our capital spending was $316 compared to $189 in the prior year. We anticipate that full year capital spending will be $1.1 billion to $1.3 billion, including incremental spending associated with the 2018 Global Restructuring Program.

Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $1.3 billion as of March 31, 2019 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the first quarter of 2019 was $1.2 billion. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At March 31, 2019 and December 31, 2018, total debt was $7.9 billion and $7.5 billion, respectively.
We maintain a $2.0 billion revolving credit facility which expires in June 2023 and a $500 revolving credit facility which expires in June 2019.  These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
In April 2019, we entered into an additional $300 revolving credit facility, of which $100 remains unused, which expires in October 2019.  This facility is for general corporate purposes.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first three months of 2019, we repurchased 1.4 million shares of our common stock at a cost of $167 through a broker in the open market. We are targeting full-year 2019 share repurchases between $600 and $900, subject to market conditions.
Our subsidiaries in Argentina (“K-C Argentina”) began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of March 31, 2019, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were less than 2 percent of our consolidated net sales for the three months ended March 31, 2019 and 2018.
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
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 entitled "Risk Factors." Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.

Item 4.	Controls and Procedures
As of March 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the first quarter of 2019 were made through a broker in the open market.
The following table contains information for shares repurchased during the first quarter of 2019. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2019)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	592,800	$112.86	24,786,144	15,213,856
February 1 to February 28	445,100	115.70	25,231,244	14,768,756
March 1 to March 31	411,300	118.38	25,642,544	14,357,456
Total	1,449,200

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
Exhibit No. (31)b. Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.
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
Exhibit No. (101).INS XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit No. (101).SCH XBRL Taxonomy Extension Schema Document
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
Maria Henry
Senior Vice President and
Chief Financial Officer
(principal financial officer)

By:	/s/ Andrew S. Drexler
Andrew S. Drexler
Vice President and Controller
(principal accounting officer)
April 22, 2019