Form 10-Q
period 2019-06-30
KIMBERLY CLARK CORP
filed 2019-07-23
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 1-225

KIMBERLY CLARK CORPORATON
(Exact name of registrant as specified in its charter)

Delaware	39-0394230
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
P.O. Box 619100
Dallas, TX
75261-9100
(Address of principal executive offices)
(Zip code)
(972) 281-1200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KMB	New York Stock Exchange
0.625% Notes due 2024	KMB24	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 16, 2019, there were 344,136,273 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2019	2018	2019	2018
Net Sales	$4,594	$4,604	$9,227	$9,335
Cost of products sold	3,108	3,149	6,313	6,556
Gross Profit	1,486	1,455	2,914	2,779
Marketing, research and general expenses	811	771	1,580	1,850
Other (income) and expense, net	5	10	9	8
Operating Profit	670	674	1,325	921
Nonoperating expense	(11)	(36)	(22)	(45)
Interest income	2	3	5	5
Interest expense	(67)	(68)	(132)	(134)
Income Before Income Taxes and Equity Interests	594	573	1,176	747
Provision for income taxes	(132)	(138)	(275)	(242)
Income Before Equity Interests	462	435	901	505
Share of net income of equity companies	33	30	60	57
Net Income	495	465	961	562
Net income attributable to noncontrolling interests	(10)	(10)	(22)	(14)
Net Income Attributable to Kimberly-Clark Corporation	$485	$455	$939	$548

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.41	$1.30	$2.73	$1.57
Diluted	$1.40	$1.30	$2.71	$1.56
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2019	2018	2019	2018
Net Income	$495	$465	$961	$562
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(4)	(381)	22	(264)
Employee postretirement benefits	26	79	22	79
Other	(3)	29	(20)	28
Total Other Comprehensive Income (Loss), Net of Tax	19	(273)	24	(157)
Comprehensive Income	514	192	985	405
Comprehensive (income) loss attributable to noncontrolling interests	(9)	1	(16)	(4)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$505	$193	$969	$401
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2019 Data is Unaudited)

(Millions of dollars)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$534	$539
Accounts receivable, net	2,397	2,164
Inventories	1,856	1,813
Other current assets	534	525
Total Current Assets	5,321	5,041
Property, Plant and Equipment, Net	7,207	7,159
Investments in Equity Companies	249	224
Goodwill	1,478	1,474
Other Assets	1,092	620
TOTAL ASSETS	$15,347	$14,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,291	$1,208
Trade accounts payable	2,993	3,190
Accrued expenses and other current liabilities	1,946	1,793
Dividends payable	355	345
Total Current Liabilities	6,585	6,536
Long-Term Debt	6,701	6,247
Noncurrent Employee Benefits	889	931
Deferred Income Taxes	513	458
Other Liabilities	571	328
Redeemable Preferred Securities of Subsidiaries	38	64
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at June 30, 2019 and December 31, 2018	473	473
Additional paid-in capital	510	548
Common stock held in treasury, at cost - 34.4 and 33.6 million shares at June 30, 2019 and December 31, 2018, respectively	(4,062)	(3,956)
Retained earnings	6,170	5,947
Accumulated other comprehensive income (loss)	(3,269)	(3,299)
Total Kimberly-Clark Corporation Stockholders' Equity	(178)	(287)
Noncontrolling Interests	228	241
Total Stockholders' Equity	50	(46)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,347	$14,518
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2019
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2019	378,597	$473	$538	34,657	$(4,075)	$6,048	$(3,289)	$223	$(82)
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	485	—	9	494
Other comprehensive income, net of tax	—	—	—	—	—	—	20	(2)	18
Stock-based awards exercised or vested	—	—	(60)	(1,672)	192	—	—	—	132
Shares repurchased	—	—	—	1,396	(179)	—	—	—	(179)
Recognition of stock-based compensation	—	—	31	—	—	—	—	—	31
Dividends declared ($1.03 per share)	—	—	—	—	—	(355)	—	—	(355)
Other	—	—	1	—	—	(8)	—	(2)	(9)
Balance at June 30, 2019	378,597	$473	$510	34,381	$(4,062)	$6,170	$(3,269)	$228	$50

	Six Months Ended June 30, 2019
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	378,597	$473	$548	33,635	$(3,956)	$5,947	$(3,299)	$241	$(46)
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	939	—	20	959
Other comprehensive income, net of tax	—	—	—	—	—	—	30	(7)	23
Stock-based awards exercised or vested	—	—	(87)	(2,159)	247	—	—	—	160
Shares repurchased	—	—	—	2,905	(353)	—	—	—	(353)
Recognition of stock-based compensation	—	—	48	—	—	—	—	—	48
Dividends declared ($2.06 per share)	—	—	—	—	—	(709)	—	(24)	(733)
Other	—	—	1	—	—	(7)	—	(2)	(8)
Balance at June 30, 2019	378,597	$473	$510	34,381	$(4,062)	$6,170	$(3,269)	$228	$50

See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 2018
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2018	378,597	$473	$589	29,001	$(3,460)	$5,520	$(2,805)	$238	$555
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	455	—	9	464
Other comprehensive income, net of tax	—	—	—	—	—	—	(262)	(11)	(273)
Stock-based awards exercised or vested	—	—	(54)	(568)	64	—	—	—	10
Shares repurchased	—	—	—	2,280	(236)	—	—	—	(236)
Recognition of stock-based compensation	—	—	8	—	—	—	—	—	8
Dividends declared ($1.00 per share)	—	—	—	—	—	(349)	—	—	(349)
Other	—	—	(1)	—	—	156	(155)	(1)	(1)
Balance at June 30, 2018	378,597	$473	$542	30,713	$(3,632)	$5,782	$(3,222)	$235	$178

	Six Months Ended June 2018
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	378,597	$473	$594	27,491	$(3,288)	$5,769	$(2,919)	$253	$882
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	548	—	12	560
Other comprehensive income, net of tax	—	—	—	—	—	—	(147)	(10)	(157)
Stock-based awards exercised or vested	—	—	(79)	(907)	103	—	—	—	24
Shares repurchased	—	—	—	4,129	(447)	—	—	—	(447)
Recognition of stock-based compensation	—	—	25	—	—	—	—	—	25
Dividends declared ($2.00 per share)	—	—	—	—	—	(699)	—	(20)	(719)
Other	—	—	2	—	—	164	(156)	—	10
Balance at June 30, 2018	378,597	$473	$542	30,713	$(3,632)	$5,782	$(3,222)	$235	$178

See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2019	2018
Operating Activities
Net income	$961	$562
Depreciation and amortization	470	435
Asset impairments	—	74
Stock-based compensation	48	26
Deferred income taxes	26	17
Net losses on asset dispositions	17	53
Equity companies' earnings in excess of dividends paid	(30)	(25)
Operating working capital	(525)	93
Postretirement benefits	(21)	(14)
Other	(20)	108
Cash Provided by Operations	926	1,329
Investing Activities
Capital spending	(569)	(347)
Investments in time deposits	(186)	(147)
Maturities of time deposits	229	94
Other	4	(12)
Cash Used for Investing	(522)	(412)
Financing Activities
Cash dividends paid	(700)	(691)
Change in short-term debt	543	104
Debt proceeds	696	—
Debt repayments	(703)	(4)
Proceeds from exercise of stock options	160	22
Acquisitions of common stock for the treasury	(330)	(420)
Other	(79)	(41)
Cash Used for Financing	(413)	(1,030)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	(19)
Change in Cash and Cash Equivalents	(5)	(132)
Cash and Cash Equivalents - Beginning of Period	539	616
Cash and Cash Equivalents - End of Period	$534	$484
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
Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of June 30, 2019, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were less than 2 percent of our consolidated net sales for the six months ended June 30, 2019 and 2018.
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
Recently Adopted Accounting Standards
The Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. The new guidance requires a lessee to recognize assets and liabilities for all leases with lease terms of more than 12 months and provide additional disclosures. The ASU requires adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  We adopted this standard on January 1, 2019 using the cumulative-effect adjustment approach. We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019 whereby these contracts were not reassessed or reclassified from their previous assessment as of December 31, 2018. We also elected certain other practical expedients in transition including not reassessing existing land easements as lease contracts. For all new and modified leases after adoption of the ASU, we have taken the component election allowing us to account for lease components together with nonlease components in the calculation of the lease asset and corresponding liability. We implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our contracts and enable proper accounting and reporting of financial information upon adoption.  No cumulative-effect adjustment was recognized as the amount was not material, and the impact on our results of operations and cash flows was also not material. See Note 7 for the financial position impact and additional disclosures.
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
The restructuring is expected to be completed by the end of 2020, with total costs anticipated to be $1.7 billion to $1.9 billion pre-tax ($1.35 billion to $1.5 billion after tax). Cash costs are expected to be $900 to $1.0 billion, primarily related to workforce reductions.  Non-cash charges are expected to be $800 to $900 pre-tax and will primarily consist of incremental depreciation, asset write-offs and pension settlement and curtailment charges. Restructuring charges in 2019 are expected to be $400 to $500 pre-tax ($320 to $400 after tax).

The following charges were incurred in connection with the 2018 Global Restructuring Program:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Cost of products sold:
Charges for workforce reductions	$2	$6	$32	$125
Asset impairments	—	—	—	74
Asset write-offs	15	31	27	86
Incremental depreciation	65	40	132	68
Other exit costs	20	8	36	9
Total	102	85	227	362
Marketing, research and general expenses:
Charges for workforce reductions	(12)	(16)	(8)	270
Other exit costs	29	31	53	45
Total	17	15	45	315
Other (income) and expense, net	—	—	(1)	—
Nonoperating expense(a)	—	30	—	30
Total charges	119	130	271	707
Provision for income taxes	(27)	(24)	(58)	(167)
Net charges	92	106	213	540
Net impact related to equity companies and noncontrolling interests	—	(4)	1	(10)
Net charges attributable to Kimberly-Clark Corporation	$92	$102	$214	$530

(a)	Represents non-cash pension settlement charges resulting from restructuring actions.
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
The following summarizes the restructuring liabilities activity:

	2019	2018
Restructuring liabilities at January 1	$210	$—
Charges for workforce reductions and other cash exit costs	112	446
Cash payments	(142)	(158)
Currency and other	6	(13)
Restructuring liabilities at June 30	$186	$275

Restructuring liabilities of $125 and $157 are recorded in Accrued expenses and other current liabilities and $61 and $118 are recorded in Other Liabilities as of June 30, 2019 and 2018, respectively. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statements.
Through June 30, 2019, cumulative pre-tax charges for the 2018 Global Restructuring Program were $1.3 billion ($1.0 billion after tax).
Note 3. Income Taxes
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
The Brazilian tax authority, Secretaria da Receita Federal do Brasil ("RFB"), concluded an audit for the taxable periods from 2008-2013. This audit included a review of our determinations of amortization of certain goodwill arising from prior acquisitions in Brazil, and the RFB has proposed adjustments that effectively eliminate the goodwill amortization benefits related to these transactions. Administrative appeals have been exhausted, and the dispute is moving into the judicial phase. The amount of the proposed tax adjustments and penalties is approximately $90 as of June 30, 2019 (translated at the June 30, 2019 currency exchange rate).  The amount ultimately in dispute will be significantly greater because of interest. We believe we have meritorious defenses and intend to vigorously defend these proposed adjustments; however, it is expected to take a number of years to reach resolution of this matter.
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
During the six months ended June 30, 2019 and for the full year 2018, there were no significant transfers among level 1, 2, or 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At June 30, 2019 and December 31, 2018, derivative assets were $31 and $30, respectively, and derivative liabilities were $34 and $18, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 8.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $38 and $64 at June 30, 2019 and December 31, 2018, respectively. They are not traded in active markets. As of June 30, 2019, the fair values of the redeemable securities were based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $71 and $64 at June 30, 2019 and December 31, 2018, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		June 30, 2019		December 31, 2018
Assets
Cash and cash equivalents(a)	1	$534	$534	$539	$539
Time deposits(b)	1	204	204	256	256
Liabilities
Short-term debt(c)	2	1,031	1,031	495	495
Long-term debt(d)	2	6,961	7,668	6,960	7,192

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

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2019	2018	2019	2018
Basic	344.2	348.8	344.3	349.6
Dilutive effect of stock options and restricted share unit awards	1.8	1.5	1.7	1.7
Diluted	346.0	350.3	346.0	351.3

The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of June 30, 2019 and 2018 was 344.2 million and 347.9 million, respectively.
Note 6. Stockholders' Equity
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
The change in net unrealized currency translation for the six months ended June 30, 2019 was primarily due to strengthening of foreign currencies versus the U.S. dollar.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2017	$(1,864)	$(976)		$(39)		$(40)
Other comprehensive income (loss) before reclassifications	(254)	27		13		15
(Income) loss reclassified from AOCI	1	39	(a)	(1)	(a)	13
Net current period other comprehensive income (loss)	(253)	66		12		28
Tax effects reclassified from AOCI	(18)	(125)		(5)		(8)
Balance as of June 30, 2018	$(2,135)	$(1,035)		$(32)		$(20)

Balance as of December 31, 2018	$(2,297)	$(1,017)		$12		$3
Other comprehensive income (loss) before reclassifications	29	1		15		(12)
(Income) loss reclassified from AOCI	—	6	(a)	(1)	(a)	(8)
Net current period other comprehensive income (loss)	29	7		14		(20)
Balance as of June 30, 2019	$(2,268)	$(1,010)		$26		$(17)

(a)	Included in computation of net periodic benefit costs.
Note 7. Leases
We have entered into leases for certain facilities, vehicles, material handling and other equipment. Our leases have remaining contractual terms up to 19 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Our operating lease costs are primarily related to facility leases for inventory warehousing and administration offices, and our finance leases are immaterial.
Operating Lease Cost

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Income Statement Classification
Lease cost	$40	$79	Cost of products sold, Marketing, research and general expenses
Variable lease cost(a)	35	72	Cost of products sold, Marketing, research and general expenses
Total lease cost	$75	$151
(a)    Includes short-term leases, which are immaterial.

Operating Lease Assets and Liabilities

	June 30, 2019	Balance Sheet Classification
Lease assets	$416	Other Assets

Current lease liabilities	$136	Accrued expenses and other current liabilities
Noncurrent lease liabilities	291	Other Liabilities
Total lease liabilities	$427

Maturity of Operating Lease Liabilities

June 30, 2019
2019	$79
2020	133
2021	90
2022	63
2023	44
Thereafter	74
Total lease payments	483
Less imputed interest	56
Present value of lease liabilities	$427

As of June 30, 2019, our operating leases have a weighted-average remaining lease term of 4.4 years and a weighted-average discount rate of 5.2 percent. Cash paid for amounts included in the measurement of operating lease liabilities was $80 for the six months ended June 30, 2019.
As of June 30, 2019, we have additional operating leases, primarily for facilities, that have not yet commenced of $96. These operating leases will commence during 2020 with lease terms of 7 years.
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

We use derivative instruments, such as forward contracts, to hedge a limited portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months.
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowings. A portion of our balance sheet translation exposure for certain affiliates, which results from changes in translation rates between the affiliates’ functional currencies and the U.S. dollar, is hedged with cross-currency swap contracts and certain foreign denominated debt. These instruments are designated as net investment hedges and have an aggregate notional value of $1.5 billion at June 30, 2019. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the six months ended June 30, 2019, no significant unrealized gains or losses related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
At June 30, 2019 and December 31, 2018, derivative assets were $31 and $30, respectively, and derivative liabilities were $34 and $18, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of June 30, 2019, the aggregate notional values and carrying values of outstanding interest rate contracts designated as fair value hedges were $300 and $308, respectively. For the six months ended June 30, 2019 and 2018, gains or losses recognized in Interest expense for interest rate swaps were not significant.
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of June 30, 2019, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2019 and future periods. As of June 30, 2019, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges were $657. For the six months ended June 30, 2019 and 2018, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2019, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at June 30, 2019 is June 2021.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of June 30, 2019.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Losses of $5 and $40 were recorded in the three months ended June 30, 2019 and 2018, respectively. Losses of $13 and $37 were recorded in the six months ended June 30, 2019 and 2018, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At June 30, 2019, the notional value of these undesignated derivative instruments was approximately $1.7 billion.
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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended June 30			Six Months Ended June 30
	2019	2018	Change	2019	2018	Change
NET SALES
Personal Care	$2,286	$2,257	+1%	$4,561	$4,564	—
Consumer Tissue	1,472	1,472	—	2,998	3,051	-2%
K-C Professional	821	861	-5%	1,638	1,693	-3%
Corporate & Other	15	14	N.M.	30	27	N.M.
TOTAL NET SALES	$4,594	$4,604	—	$9,227	$9,335	-1%

OPERATING PROFIT
Personal Care	$485	$461	+5%	$969	$931	+4%
Consumer Tissue	221	207	+7%	462	456	+1%
K-C Professional	162	165	-2%	312	323	-3%
Corporate & Other(a)	(193)	(149)	N.M.	(409)	(781)	N.M.
Other (income) and expense, net(a)	5	10	-50%	9	8	+13%
TOTAL OPERATING PROFIT	$670	$674	-1%	$1,325	$921	+44%

(a)
Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including charges related to the 2018 Global Restructuring Program. Restructuring charges related to the personal care, consumer tissue and K-C Professional business segments were $66, $36 and $15, respectively, for the three months ended June 30, 2019, $87, $18 and $6, respectively, for the three months ended June 30, 2018, $155, $82 and $31, respectively, for the six months ended June 30, 2019 and $401, $159 and $101, respectively, for the six months ended June 30, 2018.

N.M. - Not Meaningful
Sales of Principal Products

	Three Months Ended June 30		Six Months Ended June 30
(Billions of dollars)	2019	2018	2019	2018
Consumer tissue products	$1.5	$1.5	$3.0	$3.1
Baby and child care products	1.6	1.6	3.1	3.2
Away-from-home professional products	0.8	0.9	1.6	1.7
All other	0.7	0.6	1.5	1.3
Consolidated	$4.6	$4.6	$9.2	$9.3

Note 10. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2019			December 31, 2018
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$88	$249	$337	$99	$263	$362
Work in process	134	96	230	120	94	214
Finished goods	485	718	1,203	461	692	1,153
Supplies and other	—	267	267	—	275	275
	707	1,330	2,037	680	1,324	2,004
Excess of FIFO or weighted-average cost over LIFO cost	(181)	—	(181)	(191)	—	(191)
Total	$526	$1,330	$1,856	$489	$1,324	$1,813

Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2019	December 31, 2018
Land	$169	$169
Buildings	2,831	2,787
Machinery and equipment	14,212	14,059
Construction in progress	760	699
	17,972	17,714
Less accumulated depreciation	(10,765)	(10,555)
Total	$7,207	$7,159

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis ("MD&A") of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Second Quarter 2019 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Business Outlook

•	Information Concerning Forward-Looking Statements
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea. We have three reportable business segments: Personal Care, Consumer Tissue and K-C Professional. These business segments are described in greater detail in Note 9 to the unaudited interim consolidated financial statements.
This section presents a discussion and analysis of our second quarter 2019 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Change in foreign currency exchange rates and exited businesses also impact the year-over-year change in net sales. Our analysis compares the three and six months ended June 30, 2019 results to the same periods in 2018.
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

•	U.S. Tax Reform Related Matters - In 2018, we recognized net charges associated with U.S. tax reform related matters. See Note 3 to the unaudited interim consolidated financial statements for details.
Overview of Second Quarter 2019 Results

•	Net sales of $4.6 billion were even with the year-ago period. Organic sales increased 5 percent while changes in foreign currency exchange rates reduced sales by 5 percent.

•
Operating profit was $670 in 2019 and $674 in 2018. Net Income Attributable to Kimberly-Clark Corporation was $485 in 2019 compared to $455 in 2018, and diluted earnings per share were $1.40 in 2019 compared to $1.30 in 2018. Results in 2019 and 2018 include charges related to the 2018 Global Restructuring Program.

Results of Operations and Related Information
This section presents a discussion and analysis of our second quarter 2019 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended June 30			Six Months Ended June 30
	2019	2018	Percent Change	2019	2018	Percent Change
Net Sales:
North America	$2,430	$2,347	+4%	$4,820	$4,732	+2%
Outside North America	2,235	2,335	-4%	4,550	4,757	-4%
Intergeographic sales	(71)	(78)	N.M.	(143)	(154)	N.M.
Total Net Sales	4,594	4,604	—	9,227	9,335	-1%
Operating Profit:
North America	608	571	+6%	1,180	1,124	+5%
Outside North America	260	262	-1%	563	586	-4%
Corporate & Other(a)	(193)	(149)	N.M.	(409)	(781)	N.M.
Other (income) and expense, net(a)	5	10	-50%	9	8	+13%
Total Operating Profit	670	674	-1%	1,325	921	+44%
Share of net income of equity companies	33	30	+10%	60	57	+5%
Net Income Attributable to Kimberly-Clark Corporation	485	455	+7%	939	548	+71%
Diluted Earnings per Share	1.40	1.30	+8%	2.71	1.56	+74%

(a)	Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended June 30, 2019
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,108	$102	$3,006
Gross Profit	1,486	(102)	1,588
Marketing, research and general expenses	811	17	794
Operating Profit	670	(119)	789
Provision for income taxes	(132)	27	(159)
Effective tax rate	22.2%	—	22.3%
Net Income Attributable to Kimberly-Clark Corporation	485	(92)	577
Diluted Earnings per Share(a)	1.40	(0.27)	1.67

	Three Months Ended June 30, 2018
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,149	$85	$3,064
Gross Profit	1,455	(85)	1,540
Marketing, research and general expenses	771	15	756
Operating Profit	674	(100)	774
Nonoperating expense	(36)	(30)	(6)
Provision for income taxes	(138)	24	(162)
Effective tax rate	24.1%	—	23.0%
Share of net income of equity companies	30	2	28
Net income attributable to noncontrolling interests	(10)	2	(12)
Net Income Attributable to Kimberly-Clark Corporation	455	(102)	557
Diluted Earnings per Share(a)	1.30	(0.29)	1.59

	Six Months Ended June 30, 2019
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$6,313	$227	$6,086
Gross Profit	2,914	(227)	3,141
Marketing, research and general expenses	1,580	45	1,535
Other (income) and expense, net	9	(1)	10
Operating Profit	1,325	(271)	1,596
Provision for income taxes	(275)	58	(333)
Effective tax rate	23.4%	—	23.0%
Share of net income of equity companies	60	(2)	62
Net income attributable to noncontrolling interests	(22)	1	(23)
Net Income Attributable to Kimberly-Clark Corporation	939	(214)	1,153
Diluted Earnings per Share(a)	2.71	(0.62)	3.33

	Six Months Ended June 30, 2018
	As Reported	2018 Global Restructuring Program	U.S. Tax Reform Related Matters	As Adjusted Non-GAAP
Cost of products sold	$6,556	$362	$—	$6,194
Gross Profit	2,779	(362)	—	3,141
Marketing, research and general expenses	1,850	315	—	1,535
Operating Profit	921	(677)	—	1,598
Nonoperating expense	(45)	(30)	—	(15)
Provision for income taxes	(242)	167	(82)	(327)
Effective tax rate	32.4%	—	—	22.5%
Share of net income of equity companies	57	(1)	—	58
Net income attributable to noncontrolling interests	(14)	11	—	(25)
Net Income Attributable to Kimberly-Clark Corporation	548	(530)	(82)	1,160
Diluted Earnings per Share(a)	1.56	(1.51)	(0.23)	3.30
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended June 30	Six Months Ended June 30		Three Months Ended June 30	Six Months Ended June 30
Volume	—	(1)	Volume	(1)	(1)
Net Price	5	4	Net Price	29	24
Mix/Other	1	1	Input Costs	(10)	(13)
Currency	(5)	(5)	Cost Savings(c)	12	13
Total(a)	—	(1)	Currency Translation	(3)	(3)
			Other(d)	(25)	(20)
Organic(b)	5	4	Total	2	—
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

Net sales of $4.6 billion in the second quarter of 2019 were even with the year-ago period. Changes in foreign currency exchange rates reduced sales by 5 percent and business exits in conjunction with the 2018 Global Restructuring Program reduced sales slightly. Organic sales increased 5 percent. Changes in net selling prices and product mix increased sales by 5 percent and 1 percent, respectively, while sales volumes fell slightly. In North America, organic sales increased 5 percent in consumer products and 2 percent in K-C Professional. Outside North America, organic sales rose 9 percent in D&E markets and 1 percent in developed markets.
Operating profit in the second quarter was $670 in 2019 and $674 in 2018. Results in both periods include charges related to the 2018 Global Restructuring Program. Second quarter adjusted operating profit was $789 in 2019 and $774 in 2018. Results benefited from higher net selling prices, $70 of cost savings from our FORCE program and $20 of cost savings from the 2018 Global Restructuring Program. Results were impacted by $80 of higher input costs, driven by $40 in pulp inflation and increases in other raw materials and distribution expense. In addition, foreign currency translation effects reduced operating profit by $25 and transaction effects also negatively impacted the comparison. Other manufacturing costs were also higher year-on-year. Advertising spending increased and general and administrative costs were higher, driven by increased incentive compensation expense.
The second quarter effective tax rate was 22.2 percent in 2019 and 24.1 percent in 2018. The second quarter adjusted effective tax rate was 22.3 percent in 2019 and 23.0 percent in 2018. The rate in 2019 benefited from certain planning initiatives.
Our share of net income of equity companies in the second quarter was $33 in 2019 and $30 in 2018. At Kimberly-Clark de Mexico, S.A.B. de C.V. (K-C de Mexico) results benefited from organic sales growth and cost savings, but were negatively impacted by higher input costs and unfavorable currency effects.
Diluted net income per share for the second quarter of 2019 was $1.40 and $1.30 in 2018. Second quarter adjusted earnings per share were $1.67 in 2019, an increase of 5 percent compared to adjusted earnings per share of $1.59 in 2018.

Results by Business Segments
Personal Care

	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30			Six Months Ended June 30
	2019	2018	2019	2018	2019		2018	2019	2018
Net Sales	$2,286	$2,257	$4,561	$4,564	Operating Profit	$485	$461	$969	$931

Net Sales	Percent Change		Percent Change		Operating Profit		Percent Change	Percent Change
Volume		1		1	Volume		4		4
Net Price		5		4	Net Price		26		19
Mix/Other		1		1	Input Costs		(8)		(10)
Currency		(6)		(6)	Cost Savings(c)		10		13
Total(a)		1		—	Currency Translation		(4)		(4)
					Other(d)		(23)		(18)
Organic(b)		8		6	Total		5		4
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

Second quarter net sales of $2.3 billion increased 1 percent. Changes in net selling prices increased sales by approximately 5 percent, sales volumes rose 1 percent and changes in product mix increased sales by 1 percent. Changes in foreign currency exchange rates reduced sales by 6 percent. Second quarter operating profit of $485 increased 5 percent. The comparison benefited from organic sales growth and cost savings, while results were impacted by unfavorable currency effects, input cost inflation, higher advertising spending and other manufacturing cost increases.
Net sales in North America increased 5 percent. Changes in net selling prices increased sales by 3 percent, driven by baby and child care, and sales volumes rose 3 percent. Volumes were up high-single digits in adult care, including benefits from category growth, innovations and increased marketing support. Volumes increased low-single digits in baby and child care and fell mid-single digits in feminine care.
Net sales in D&E markets decreased 1 percent. Changes in foreign currency exchange rates decreased sales by 13 percent, including significant declines in Latin America. Changes in net selling prices and product mix increased sales by 11 percent and 2 percent, respectively, while sales volumes were even year-on-year. The higher net selling prices were primarily in Latin America and secondarily in China and the Middle East/Eastern Europe/Africa. Volumes increased in Eastern Europe, ASEAN and South Africa, but fell in Latin America and China.
Net sales in developed markets outside North America decreased 6 percent, including an 8 percent decrease due to unfavorable changes in foreign currency exchange rates. Sales volumes and changes in product mix each increased sales by 1 percent

Consumer Tissue

	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30			Six Months Ended June 30
	2019	2018	2019	2018	2019		2018	2019	2018
Net Sales	$1,472	$1,472	$2,998	$3,051	Operating Profit	$221	$207	$462	$456

Net Sales	Percent Change		Percent Change		Operating Profit		Percent Change	Percent Change
Volume		(2)		(4)	Volume		(6)		(10)
Net Price		5		5	Net Price		38		36
Mix/Other		—		—	Input Costs		(14)		(16)
Currency		(4)		(4)	Cost Savings(c)		16		12
Total(a)		—		(2)	Currency Translation		(1)		(1)
					Other(d)		(26)		(20)
Organic(b)		4		2	Total		7		1
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.

Second quarter net sales of $1.5 billion were even year-on-year. Changes in foreign currency exchange rates reduced sales by 4 percent. Changes in net selling prices increased sales by 5 percent and product mix improved sales slightly, while sales volumes declined 2 percent. Second quarter operating profit of $221  increased 7 percent. Results benefited from higher net selling prices and cost savings. The comparison was impacted by input cost inflation, other manufacturing cost increases, unfavorable currencies, lower volumes and higher general and administrative costs.
Net sales in North America increased 5 percent compared to a 4 percent decline in the year-ago period. Changes in net selling prices increased sales by 7 percent while sales volumes fell 2 percent.
Net sales in D&E markets decreased 4 percent. Changes in foreign currency exchange rates decreased sales by 8 percent, primarily in Latin America. Changes in net selling prices and product mix increased sales by 5 percent and 1 percent, respectively, while sales volumes fell 1 percent.
Net sales in developed markets outside North America decreased 7 percent. Changes in foreign currency exchange rates reduced sales by 7 percent. Changes in net selling prices increased sales by 3 percent while sales volumes fell 2 percent. The changes occurred primarily in Western/Central Europe.

K-C Professional

Three Months Ended June 30			Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
2019		2018	2019	2018		2019	2018	2019	2018
Net Sales	$821	$861	$1,638	$1,693	Operating Profit	$162	$165	$312	$323

Net Sales		Percent Change	Percent Change			Operating Profit	Percent Change	Percent Change
Volume		(3)		(2)		Volume	(6)		(2)
Net Price		3		3		Net Price	16		15
Mix/Other		1		1		Input Costs	(7)		(12)
Exited Businesses(e)		(2)		(2)		Cost Savings(c)	7		10
Currency		(4)		(4)		Currency Translation	(2)		(3)
Total(a)		(5)		(3)		Other(d)	(10)		(11)
Organic(b)		1		2		Total	(2)		(3)
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
(e) Exited businesses in conjunction with the 2018 Global Restructuring Program.

Second quarter net sales of $0.8 billion decreased 5 percent. Changes in foreign currency exchange rates reduced sales by 4 percent and business exits in conjunction with the 2018 Global Restructuring Program reduced sales 2 percent. Changes in net selling prices and product mix increased sales by 3 percent and 1 percent, respectively, while sales volumes were down 3 percent. Second quarter operating profit of $162 decreased 2 percent. The comparison was impacted by input cost inflation, lower volumes, unfavorable currency effects and higher general and administrative costs. Results benefited from increased net selling prices and cost savings.
Net sales in North America were even year-on-year. Changes in net selling prices increased sales by 2 percent while business exits in conjunction with the 2018 Global Restructuring Program reduced sales by 2 percent.
Net sales in D&E markets decreased 6 percent, including an 8 percent decrease due to unfavorable changes in foreign currency exchange rates. Changes in net selling prices increased sales by 4 percent while sales volumes decreased 2 percent.
Net sales in developed markets outside North America were down 8 percent. Changes in foreign currency exchange rates decreased sales by 7 percent and business exits in conjunction with the 2018 Global Restructuring Program reduced sales 1 percent. Sales volumes fell 8 percent, while changes in net selling prices and product mix increased sales by 4 percent and 3 percent, respectively. The changes occurred mostly in Western/Central Europe.
2018 Global Restructuring Program
Annual pre-tax savings from the 2018 Global Restructuring Program are expected to be $500 to $550 by 2021. In addition, to implement this program, we expect to incur incremental capital spending of approximately $600 to $700 by the end of 2020. See Item 1, Note 2 to the unaudited interim consolidated financial statements for additional information.
Savings for the first six months of 2019 were $80, bringing cumulative savings to $215.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $926 for the first six months of 2019 compared to $1,329 in the prior year. The decrease was primarily driven by increased working capital and higher tax payments.

Investing
During the six months ended June 30, 2019, our capital spending was $569 compared to $347 in the prior year. We anticipate that full year capital spending will be $1.1 billion to $1.3 billion, including incremental spending associated with the 2018 Global Restructuring Program.

Financing
In April 2019, we terminated our short-term $300 revolving credit facility in conjunction with the issuance of $700 aggregate principal amount of 3.20% notes due April 25, 2029. Proceeds from the offering were used for general corporate purposes, including the repayment of a portion of our outstanding commercial paper indebtedness.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $1.0 billion as of June 30, 2019 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the second quarter of 2019 was $1.0 billion. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At June 30, 2019 and December 31, 2018, total debt was $8 billion and $7.5 billion, respectively.
We maintain a $2.0 billion revolving credit facility which expires in June 2023 and a $750 revolving credit facility which expires in June 2020.  These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first six months of 2019, we repurchased 2.7 million shares of our common stock at a cost of $334 through a broker in the open market. We are targeting full-year 2019 share repurchases between $600 and $900, subject to market conditions.
K-C Argentina began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of June 30, 2019, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were less than 2 percent of our consolidated net sales for the three and six months ended June 30, 2019 and 2018.
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
Business Outlook
In 2019, we plan to focus on our strategies for long-term success, including growing our brands, leveraging our financial discipline and allocating capital in value-creating ways. In 2019, we now expect earnings per share to be $5.50 to $5.90, up from our previous estimate of $4.85 to $5.35 reported in our first quarter Form 10-Q. Adjusted earnings per share are expected to be $6.65 to $6.80, up from our prior estimate of $6.50 to $6.70. Adjusted earnings per share exclude 2018 Global Restructuring Program charges equivalent to $0.90 to $1.15, which is down from our prior estimate of $1.35 to $1.65. Our earnings per share and adjusted earnings per share guidance is based on the assumptions described below:

•
We expect net sales to be even to down 1 percent year-on-year (prior assumption was a decrease of 1 to 2 percent). We continue to anticipate changes in foreign currency exchange rates to have an unfavorable impact of 3 to 4 percent. Exited businesses in conjunction with the 2018 Global Restructuring Program are expected to reduce sales slightly, mostly in K-C Professional.

•	We expect organic sales to increase approximately 3 percent, driven by higher net selling prices of at least 3 percent, compared to our prior target of 2 percent.

•	We expect adjusted operating profit growth of 3 to 5 percent, up from our prior estimate of 1 to 4 percent.

•	We plan to achieve total cost savings of $400 to $450 from our FORCE program and the 2018 Global Restructuring Program.

•
We expect inflation in key cost inputs of $150 to $250, down from our prior estimate of $300 to $400. The change is driven primarily by an improved outlook for pulp and secondarily for other raw materials including superabsorbent and polymer resin. We anticipate the majority of the inflation to occur in international markets.

•	We expect higher marketing spending and general and administrative costs than previously planned.

•	We expect foreign currency translation effects to reduce operating profit by 2 to 3 percent and transaction effects to also negatively impact the comparison.

•	We expect interest expense to increase somewhat year-on-year.

•
We expect an adjusted effective tax rate of 23 to 25 percent compared to 21 percent in 2018. At the mid-point, the higher rate is equivalent to an approximate 3 ½ percent reduction in adjusted earnings per share.

•	We expect net income from equity companies to be higher year-on-year compared to our prior assumption of similar.
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
As of June 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2019. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the second quarter of 2019 were made through a broker in the open market.
The following table contains information for shares repurchased during the second quarter of 2019. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2019)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	373,400	$123.92	26,015,944	13,984,056
May 1 to May 31	595,900	128.42	26,611,844	13,388,156
June 1 to June 30	326,400	134.71	26,938,244	13,061,756
Total	1,295,700

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
Exhibit No. (3)b. By-Laws, as amended May 2, 2019, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K filed on May 3, 2019.
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
July 23, 2019