Form 10-Q
period 2019-09-30
KIMBERLY CLARK CORP
filed 2019-10-22
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of October 15, 2019, there were 342,805,599 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2019	2018	2019	2018
Net Sales	$4,640	$4,582	$13,867	$13,917
Cost of products sold	3,085	3,166	9,398	9,722
Gross Profit	1,555	1,416	4,469	4,195
Marketing, research and general expenses	815	749	2,395	2,599
Other (income) and expense, net	(175)	(2)	(166)	6
Operating Profit	915	669	2,240	1,590
Nonoperating expense	(11)	(30)	(33)	(75)
Interest income	3	2	8	7
Interest expense	(66)	(64)	(198)	(198)
Income Before Income Taxes and Equity Interests	841	577	2,017	1,324
Provision for income taxes	(192)	(138)	(467)	(380)
Income Before Equity Interests	649	439	1,550	944
Share of net income of equity companies	31	23	91	80
Net Income	680	462	1,641	1,024
Net income attributable to noncontrolling interests	(9)	(11)	(31)	(25)
Net Income Attributable to Kimberly-Clark Corporation	$671	$451	$1,610	$999

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.95	$1.30	$4.68	$2.86
Diluted	$1.94	$1.29	$4.65	$2.85
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2019	2018	2019	2018
Net Income	$680	$462	$1,641	$1,024
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(170)	(79)	(148)	(343)
Employee postretirement benefits	16	22	38	101
Other	2	3	(18)	31
Total Other Comprehensive Income (Loss), Net of Tax	(152)	(54)	(128)	(211)
Comprehensive Income	528	408	1,513	813
Comprehensive (income) loss attributable to noncontrolling interests	1	(10)	(15)	(14)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$529	$398	$1,498	$799
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2019 Data is Unaudited)

(Millions of dollars)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$416	$539
Accounts receivable, net	2,306	2,164
Inventories	1,779	1,813
Other current assets	563	525
Total Current Assets	5,064	5,041
Property, Plant and Equipment, Net	7,158	7,159
Investments in Equity Companies	294	224
Goodwill	1,438	1,474
Other Assets	1,079	620
TOTAL ASSETS	$15,033	$14,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,555	$1,208
Trade accounts payable	2,942	3,190
Accrued expenses and other current liabilities	1,931	1,793
Dividends payable	354	345
Total Current Liabilities	6,782	6,536
Long-Term Debt	6,198	6,247
Noncurrent Employee Benefits	881	931
Deferred Income Taxes	506	458
Other Liabilities	540	328
Redeemable Preferred Securities of Subsidiaries	38	64
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at September 30, 2019 and December 31, 2018	473	473
Additional paid-in capital	535	548
Common stock held in treasury, at cost - 35.5 and 33.6 million shares at September 30, 2019 and December 31, 2018, respectively	(4,222)	(3,956)
Retained earnings	6,485	5,947
Accumulated other comprehensive income (loss)	(3,412)	(3,299)
Total Kimberly-Clark Corporation Stockholders' Equity	(141)	(287)
Noncontrolling Interests	229	241
Total Stockholders' Equity	88	(46)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,033	$14,518
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2019
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2019	378,597	$473	$510	34,381	$(4,062)	$6,170	$(3,269)	$228	$50
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	671	—	8	679
Other comprehensive income, net of tax	—	—	—	—	—	—	(142)	(10)	(152)
Stock-based awards exercised or vested	—	—	(3)	(483)	55	—	—	—	52
Shares repurchased	—	—	—	1,562	(215)	—	—	—	(215)
Recognition of stock-based compensation	—	—	24	—	—	—	—	—	24
Dividends declared ($1.03 per share)	—	—	—	—	—	(354)	—	—	(354)
Other	—	—	4	—	—	(2)	$(1)	3	4
Balance at September 30, 2019	378,597	$473	$535	35,460	$(4,222)	$6,485	$(3,412)	$229	$88

	Nine Months Ended September 30, 2019
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	378,597	$473	$548	33,635	$(3,956)	$5,947	$(3,299)	$241	$(46)
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,610	—	28	1,638
Other comprehensive income, net of tax	—	—	—	—	—	—	(112)	(17)	(129)
Stock-based awards exercised or vested	—	—	(90)	(2,642)	302	—	—	—	212
Shares repurchased	—	—	—	4,467	(568)	—	—	—	(568)
Recognition of stock-based compensation	—	—	72	—	—	—	—	—	72
Dividends declared ($3.09 per share)	—	—	—	—	—	(1,063)	—	(24)	(1,087)
Other	—	—	5	—	—	(9)	(1)	1	(4)
Balance at September 30, 2019	378,597	$473	$535	35,460	$(4,222)	$6,485	$(3,412)	$229	$88

See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2018
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2018	378,597	$473	$542	30,713	$(3,632)	$5,782	$(3,222)	$235	$178
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	451	—	10	461
Other comprehensive income, net of tax	—	—	—	—	—	—	(53)	—	(53)
Stock-based awards exercised or vested	—	—	(8)	(300)	34	—	—	—	26
Shares repurchased	—	—	—	1,561	(174)	—	—	—	(174)
Recognition of stock-based compensation	—	—	19	—	—	—	—	—	19
Dividends declared ($1.00 per share)	—	—	—	—	—	(347)	—	—	(347)
Other	—	—	2	—	—	—	—	—	2
Balance at September 30, 2018	378,597	$473	$555	31,974	$(3,772)	$5,886	$(3,275)	$245	$112

	Nine Months Ended September 30, 2018
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	378,597	$473	$594	27,491	$(3,288)	$5,769	$(2,919)	$253	$882
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	999	—	22	1,021
Other comprehensive income, net of tax	—	—	—	—	—	—	(200)	(10)	(210)
Stock-based awards exercised or vested	—	—	(87)	(1,207)	137	—	—	—	50
Shares repurchased	—	—	—	5,690	(621)	—	—	—	(621)
Recognition of stock-based compensation	—	—	44	—	—	—	—	—	44
Dividends declared ($3.00 per share)	—	—	—	—	—	(1,046)	—	(20)	(1,066)
Other	—	—	4	—	—	164	(156)	—	12
Balance at September 30, 2018	378,597	$473	$555	31,974	$(3,772)	$5,886	$(3,275)	$245	$112

See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2019	2018
Operating Activities
Net income	$1,641	$1,024
Depreciation and amortization	700	652
Asset impairments	—	74
Stock-based compensation	74	45
Deferred income taxes	8	44
Net (gains) losses on asset dispositions	(155)	57
Equity companies' earnings in excess of dividends paid	(31)	(18)
Operating working capital	(399)	117
Postretirement benefits	(16)	(87)
Other	(10)	113
Cash Provided by Operations	1,812	2,021
Investing Activities
Capital spending	(867)	(566)
Proceeds from dispositions of property	206	16
Investments in time deposits	(353)	(218)
Maturities of time deposits	287	139
Other	(40)	(3)
Cash Used for Investing	(767)	(632)
Financing Activities
Cash dividends paid	(1,054)	(1,039)
Change in short-term debt	324	453
Debt proceeds	700	—
Debt repayments	(705)	(310)
Proceeds from exercise of stock options	211	50
Acquisitions of common stock for the treasury	(544)	(596)
Other	(92)	(41)
Cash Used for Financing	(1,160)	(1,483)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	(28)
Change in Cash and Cash Equivalents	(123)	(122)
Cash and Cash Equivalents - Beginning of Period	539	616
Cash and Cash Equivalents - End of Period	$416	$494
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
Annual Goodwill Impairment Assessment
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is assessed for impairment annually and whenever events and circumstances indicate that impairment may have occurred. Impairment testing compares the reporting unit carrying amount, including goodwill, with its fair value.  Fair value is estimated based on discounted cash flows. If the reporting unit carrying amount, including goodwill, exceeds its fair value, a goodwill impairment charge for the excess amount above fair value would be recorded.   For 2019, we completed the required annual testing of goodwill for impairment for all of our reporting units using the first day of the third quarter as the measurement date, and determined through quantitative impairment testing that goodwill is not impaired.
Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of September 30, 2019, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the nine months ended September 30, 2019 and 2018.
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
Certain lease agreements with lease and nonlease components are combined as a single lease component.  The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Recently Adopted Accounting Standards
The Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. The new guidance requires a lessee to recognize assets and liabilities for all leases with lease terms of more than 12 months and provide additional disclosures. The

ASU requires adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  We adopted this standard on January 1, 2019 using the cumulative-effect adjustment approach. We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019 whereby these contracts were not reassessed or reclassified from their previous assessment as of December 31, 2018. We also elected certain other practical expedients in transition including not reassessing existing land easements as lease contracts. For all new and modified leases after adoption of the ASU, we have taken the component election allowing us to generally account for lease components together with nonlease components in the calculation of the lease asset and corresponding liability. We implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our contracts and enable proper accounting and reporting of financial information upon adoption.  No cumulative-effect adjustment was recognized as the amount was not material, and the impact on our results of operations and cash flows was also not material. See Note 7 for the financial position impact and additional disclosures.
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
The FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820).  The new guidance modifies disclosure requirements related to fair value measurement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirement.  We early adopted this standard as of July 1, 2019 on a prospective basis. The impact on our disclosures was not material.
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
The restructuring is expected to be completed by the end of 2020, with total costs anticipated to be $1.7 billion to $1.9 billion pre-tax ($1.35 billion to $1.5 billion after tax). Cash costs are expected to be $900 to $1.0 billion, primarily related to workforce reductions.  Non-cash charges are expected to be $800 to $900 pre-tax and will primarily consist of incremental depreciation, asset write-offs and pension settlement and curtailment charges. Restructuring charges in 2019 are expected to be $375 to $425 pre-tax ($300 to $345 after tax).

The following net charges were incurred in connection with the 2018 Global Restructuring Program:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Cost of products sold:
Charges for workforce reductions	$1	$31	$33	$156
Asset impairments	—	—	—	74
Asset write-offs	18	16	45	102
Incremental depreciation	57	47	189	115
Other exit costs	28	9	64	18
Total	104	103	331	465
Marketing, research and general expenses:
Charges (adjustments) for workforce reductions	(4)	(13)	(12)	257
Other exit costs	25	39	78	84
Total	21	26	66	341
Other (income) and expense, net	(181)	—	(182)	—
Nonoperating expense(a)	—	20	—	50
Total charges	(56)	149	215	856
Provision for income taxes	23	(30)	(35)	(197)
Net charges	(33)	119	180	659
Net impact related to equity companies and noncontrolling interests	—	—	1	(10)
Net charges attributable to Kimberly-Clark Corporation	$(33)	$119	$181	$649

(a)	Represents non-cash pension settlement charges resulting from restructuring actions.
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
Other (income) and expense, net in 2019 includes a pre-tax gain of approximately $182 on the sale of a manufacturing facility and associated real estate which were disposed of as part of the restructuring.
The following summarizes the restructuring liabilities activity:

	2019	2018
Restructuring liabilities at January 1	$210	$—
Charges for workforce reductions and other cash exit costs	159	512
Cash payments	(230)	(229)
Currency and other	3	(20)
Restructuring liabilities at September 30	$142	$263

Restructuring liabilities of $84 and $138 are recorded in Accrued expenses and other current liabilities and $58 and $125 are recorded in Other Liabilities as of September 30, 2019 and 2018, respectively. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statements.
Through September 30, 2019, cumulative pre-tax charges for the 2018 Global Restructuring Program were $1.3 billion ($1.0 billion after tax).
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
The Brazilian tax authority, Secretaria da Receita Federal do Brasil ("RFB"), concluded an audit for the taxable periods from 2008-2013. This audit included a review of our determinations of amortization of certain goodwill arising from prior acquisitions in Brazil, and the RFB has proposed adjustments that effectively eliminate the goodwill amortization benefits related to these transactions. Administrative appeals have been exhausted, and the dispute is moving into the judicial phase. The amount of the proposed tax adjustments and penalties is approximately $90 as of September 30, 2019 (translated at the September 30, 2019 currency exchange rate).  The amount ultimately in dispute will be significantly greater because of interest. We believe we have meritorious defenses and intend to vigorously defend these proposed adjustments; however, it is expected to take a number of years to reach resolution of this matter.
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
During the nine months ended September 30, 2019 and for the full year 2018, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At September 30, 2019 and December 31, 2018, derivative assets were $61 and $30, respectively, and derivative liabilities were $27 and $18, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 8.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $38 and $64 at September 30, 2019 and December 31, 2018, respectively. They are not traded in active markets. As of September 30, 2019, the fair values of the redeemable securities were based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $72 and $64 at September 30, 2019 and December 31, 2018, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		September 30, 2019		December 31, 2018
Assets
Cash and cash equivalents(a)	1	$416	$416	$539	$539
Time deposits(b)	1	302	302	256	256
Liabilities
Short-term debt(c)	2	796	796	495	495
Long-term debt(d)	2	6,957	7,885	6,960	7,192

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

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2019	2018	2019	2018
Basic	343.8	347.2	344.1	348.8
Dilutive effect of stock options and restricted share unit awards	2.1	1.6	1.9	1.6
Diluted	345.9	348.8	346.0	350.4

The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of September 30, 2019 and 2018 was 343.1 million and 346.6 million, respectively.
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
The change in net unrealized currency translation for the nine months ended September 30, 2019 was primarily due to weakening of foreign currencies versus the U.S. dollar, including the South Korean won, British pound sterling, and Brazilian real.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2017	$(1,864)	$(976)		$(39)		$(40)
Other comprehensive income (loss) before reclassifications	(333)	25		14		17
(Income) loss reclassified from AOCI	1	63	(a)	(1)	(a)	14
Net current period other comprehensive income (loss)	(332)	88		13		31
Tax effects reclassified from AOCI	(18)	(125)		(5)		(8)
Balance as of September 30, 2018	$(2,214)	$(1,013)		$(31)		$(17)

Balance as of December 31, 2018	$(2,297)	$(1,017)		$12		$3
Other comprehensive income (loss) before reclassifications	(132)	1		16		(6)
(Income) loss reclassified from AOCI	—	22	(a)	(1)	(a)	(13)
Net current period other comprehensive income (loss)	(132)	23		15		(19)
Balance as of September 30, 2019	$(2,429)	$(994)		$27		$(16)

(a)	Included in computation of net periodic benefit costs.
Note 7. Leases
We have entered into leases for certain facilities, vehicles, material handling and other equipment. Our operating leases have remaining contractual terms up to 13 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year. Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Our operating lease costs are primarily related to facility leases for inventory warehousing and administration offices, and our finance leases are immaterial.
Operating Lease Cost

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Income Statement Classification
Lease cost	$41	$120	Cost of products sold, Marketing, research and general expenses
Variable lease cost(a)	30	102	Cost of products sold, Marketing, research and general expenses
Total lease cost	$71	$222
(a)    Includes short-term leases, which are immaterial.
Operating Lease Assets and Liabilities

	September 30, 2019	Balance Sheet Classification
Lease assets	$399	Other Assets

Current lease liabilities	$133	Accrued expenses and other current liabilities
Noncurrent lease liabilities	275	Other Liabilities
Total lease liabilities	$408

Maturity of Operating Lease Liabilities

September 30, 2019
2019	$40
2020	138
2021	95
2022	66
2023	45
Thereafter	75
Total lease payments	459
Less imputed interest	51
Present value of lease liabilities	$408

As of September 30, 2019, our operating leases have a weighted-average remaining lease term of 4.3 years and a weighted-average discount rate of 5.0 percent. Cash paid for amounts included in the measurement of operating lease liabilities was $121 for the nine months ended September 30, 2019.
As of September 30, 2019, we have additional operating leases, primarily for facilities, that have not yet commenced of $105. These operating leases will commence during 2020 with lease terms of up to 10 years.
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
At September 30, 2019 and December 31, 2018, derivative assets were $61 and $30, respectively, and derivative liabilities were $27 and $18, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
Foreign Currency Exchange Rate Risk
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowings. A portion of our balance sheet translation exposure for certain affiliates, which results from changes in translation rates between the affiliates’ functional currencies and the U.S. dollar, is hedged with cross-currency swap contracts and certain foreign denominated debt which are designated as net investment hedges. The foreign currency exposure on certain non-functional currency denominated monetary assets and liabilities, primarily intercompany loans and accounts payable, is hedged with primarily undesignated derivative instruments.
Derivative instruments are entered into to hedge a portion of forecasted cash flows denominated in foreign currencies for non-U.S. operations' purchases of raw materials, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominantly in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated as cash flow hedges.

Interest Rate Risk
Interest rate risk is managed using a portfolio of variable and fixed-rate debt composed of short and long-term instruments. Interest rate swap contracts may be used to facilitate the maintenance of the desired ratio of variable and fixed-rate debt and are designated as fair value hedges. From time to time, we also hedge the anticipated issuance of fixed-rate debt, and these contracts are designated as cash flow hedges.
Commodity Price Risk
We use derivative instruments, such as forward contracts, to hedge a limited portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months.
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of September 30, 2019, the aggregate notional values and carrying values of outstanding interest rate contracts designated as fair value hedges were $300 and $310, respectively. For the nine months ended September 30, 2019 and 2018, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of September 30, 2019, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2019 and future periods. As of September 30, 2019, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $640. For the nine months ended September 30, 2019 and 2018, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2019, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at September 30, 2019 is September 2021.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.5 billion at September 30, 2019. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the nine months ended September 30, 2019, unrealized gains of $49 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of September 30, 2019.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Losses of $14 and $9 were recorded in the three months ended September 30, 2019 and 2018, respectively. Losses of $27 and $46 were recorded in the nine months ended September 30, 2019 and 2018, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At September 30, 2019, the notional value of these undesignated derivative instruments was approximately $1.7 billion.

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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended September 30			Nine Months Ended September 30
	2019	2018	Change	2019	2018	Change
NET SALES
Personal Care	$2,305	$2,252	+2%	$6,866	$6,816	+1%
Consumer Tissue	1,484	1,469	+1%	4,482	4,520	-1%
K-C Professional	839	848	-1%	2,477	2,541	-3%
Corporate & Other	12	13	N.M.	42	40	N.M.
TOTAL NET SALES	$4,640	$4,582	+1%	$13,867	$13,917	—

OPERATING PROFIT
Personal Care	$490	$466	+5%	$1,459	$1,397	+4%
Consumer Tissue	264	212	+25%	726	668	+9%
K-C Professional	176	160	+10%	488	483	+1%
Corporate & Other(a)	(190)	(171)	N.M.	(599)	(952)	N.M.
Other (income) and expense, net(a)	(175)	(2)	N.M.	(166)	6	N.M.
TOTAL OPERATING PROFIT	$915	$669	+37%	$2,240	$1,590	+41%

(a)
Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including charges related to the 2018 Global Restructuring Program. Restructuring charges related to the personal care, consumer tissue and K-C Professional business segments were $53, $49 and $21, respectively, for the three months ended September 30, 2019, $75, $35 and $11, respectively, for the three months ended September 30, 2018, $208, $131 and $52, respectively, for the nine months ended September 30, 2019 and $476, $194 and $112, respectively, for the nine months ended September 30, 2018.

N.M. - Not Meaningful

Sales of Principal Products

	Three Months Ended September 30		Nine Months Ended September 30
(Billions of dollars)	2019	2018	2019	2018
Consumer tissue products	$1.5	$1.5	$4.5	$4.5
Baby and child care products	1.6	1.6	4.7	4.7
Away-from-home professional products	0.8	0.8	2.5	2.5
All other	0.7	0.7	2.2	2.2
Consolidated	$4.6	$4.6	$13.9	$13.9
Note 10. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2019			December 31, 2018
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$81	$233	$314	$99	$263	$362
Work in process	130	91	221	120	94	214
Finished goods	462	687	1,149	461	692	1,153
Supplies and other	—	263	263	—	275	275
	673	1,274	1,947	680	1,324	2,004
Excess of FIFO or weighted-average cost over LIFO cost	(168)	—	(168)	(191)	—	(191)
Total	$505	$1,274	$1,779	$489	$1,324	$1,813

Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2019	December 31, 2018
Land	$164	$169
Buildings	2,788	2,787
Machinery and equipment	13,888	14,059
Construction in progress	780	699
	17,620	17,714
Less accumulated depreciation	(10,462)	(10,555)
Total	$7,158	$7,159

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis ("MD&A") of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:

•	Overview of Third Quarter 2019 Results

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Business Outlook

•	Information Concerning Forward-Looking Statements
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
This section presents a discussion and analysis of our third quarter 2019 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Change in foreign currency exchange rates and exited businesses also impact the year-over-year change in net sales. Our analysis compares the three and nine months ended September 30, 2019 results to the same periods in 2018.
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

•	U.S. Tax Reform Related Matters - In 2018, we recognized net charges associated with U.S. tax reform related matters. See Note 3 to the unaudited interim consolidated financial statements for details.
Overview of Third Quarter 2019 Results

•	Net sales of $4.6 billion increased more than 1 percent compared to the year-ago period.

•
Operating profit was $915 in 2019 and $669 in 2018. Net Income Attributable to Kimberly-Clark Corporation was $671 in 2019 compared to $451 in 2018, and diluted earnings per share were $1.94 in 2019 compared to $1.29 in 2018. Results in 2019 and 2018 include charges related to the 2018 Global Restructuring Program. Results in 2019 also include a gain on the sale of a manufacturing facility and associated real estate which were disposed of as part of the restructuring.

Results of Operations and Related Information
This section presents a discussion and analysis of our third quarter 2019 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended September 30			Nine Months Ended September 30
	2019	2018	Percent Change	2019	2018	Percent Change
Net Sales:
North America	$2,476	$2,407	+3%	$7,296	$7,139	+2%
Outside North America	2,227	2,252	-1%	6,777	7,009	-3%
Intergeographic sales	(63)	(77)	N.M.	(206)	(231)	N.M.
Total Net Sales	4,640	4,582	+1%	13,867	13,917	—
Operating Profit:
North America	638	561	+14%	1,818	1,685	+8%
Outside North America	292	277	+5%	855	863	-1%
Corporate & Other(a)	(190)	(171)	N.M.	(599)	(952)	N.M.
Other (income) and expense, net(a)	(175)	(2)	N.M.	(166)	6	N.M.
Total Operating Profit	915	669	+37%	2,240	1,590	+41%
Share of net income of equity companies	31	23	+35%	91	80	+14%
Net Income Attributable to Kimberly-Clark Corporation	671	451	+49%	1,610	999	+61%
Diluted Earnings per Share	1.94	1.29	+50%	4.65	2.85	+63%

(a)	Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended September 30, 2019
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,085	$104	$2,981
Gross Profit	1,555	(104)	1,659
Marketing, research and general expenses	815	21	794
Other (income) and expense, net	(175)	(181)	6
Operating Profit	915	56	859
Provision for income taxes	(192)	(23)	(169)
Effective tax rate	22.8%	—	21.5%
Net Income Attributable to Kimberly-Clark Corporation	671	33	638
Diluted Earnings per Share(a)	1.94	0.10	1.84

	Three Months Ended September 30, 2018
	As Reported	2018 Global Restructuring Program	U.S. Tax Reform Related Matters	As Adjusted Non-GAAP
Cost of products sold	$3,166	$103	$—	$3,063
Gross Profit	1,416	(103)	—	1,519
Marketing, research and general expenses	749	26	—	723
Operating Profit	669	(129)	—	798
Nonoperating expense	(30)	(20)	—	(10)
Provision for income taxes	(138)	30	(26)	(142)
Effective tax rate	23.9%	—	—	19.6%
Net Income Attributable to Kimberly-Clark Corporation	451	(119)	(26)	596
Diluted Earnings per Share(a)	1.29	(0.34)	(0.07)	1.71

	Nine Months Ended September 30, 2019
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$9,398	$331	$9,067
Gross Profit	4,469	(331)	4,800
Marketing, research and general expenses	2,395	66	2,329
Other (income) and expense, net	(166)	(182)	16
Operating Profit	2,240	(215)	2,455
Provision for income taxes	(467)	35	(502)
Effective tax rate	23.2%	—	22.5%
Share of net income of equity companies	91	(2)	93
Net income attributable to noncontrolling interests	(31)	1	(32)
Net Income Attributable to Kimberly-Clark Corporation	1,610	(181)	1,791
Diluted Earnings per Share(a)	4.65	(0.52)	5.18

	Nine Months Ended September 30, 2018
	As Reported	2018 Global Restructuring Program	U.S. Tax Reform Related Matters	As Adjusted Non-GAAP
Cost of products sold	$9,722	$465	$—	$9,257
Gross Profit	4,195	(465)	—	4,660
Marketing, research and general expenses	2,599	341	—	2,258
Operating Profit	1,590	(806)	—	2,396
Nonoperating expense	(75)	(50)	—	(25)
Provision for income taxes	(380)	197	(108)	(469)
Effective tax rate	28.7%	—	—	21.5%
Share of net income of equity companies	80	(1)	—	81
Net income attributable to noncontrolling interests	(25)	11	—	(36)
Net Income Attributable to Kimberly-Clark Corporation	999	(649)	(108)	1,756
Diluted Earnings per Share(a)	2.85	(1.85)	(0.31)	5.01
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended September 30	Nine Months Ended September 30		Three Months Ended September 30	Nine Months Ended September 30
Volume	(1)	(1)	Volume	(1)	(1)
Net Price	4	4	Net Price	21	23
Mix/Other	1	1	Input Costs	1	(8)
Currency	(2)	(4)	Cost Savings(c)	12	13
Total(a)	1	—	Currency Translation	(2)	(3)
			Other(d)	(23)	(22)
Organic(b)	4	4	Total	8	2
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
Net sales of $4.6 billion in the third quarter of 2019 increased more than 1 percent compared to the year-ago period. Changes in foreign currency exchange rates reduced sales by 2 percent and business exits in conjunction with the 2018 Global Restructuring Program reduced sales slightly. Organic sales increased 4 percent. Changes in net selling prices and product mix increased sales by 4 percent and 1 percent, respectively, while sales volumes decreased 1 percent. In North America, organic sales increased 4 percent in consumer products and 5 percent in K-C Professional. Outside North America, organic sales increased 5 percent in D&E markets and 1 percent in developed markets.
Operating profit in the third quarter was $915 in 2019 and $669 in 2018. Results in both periods include charges related to the 2018 Global Restructuring Program. Results in 2019 also include a pre-tax gain recorded in Other (income) and expense, net of approximately $182 on the sale of a manufacturing facility and associated real estate as part of the restructuring. Third quarter adjusted operating profit was $859 in 2019 and $798 in 2018. Results benefited from higher net selling prices, $50 of cost savings from our FORCE program and $45 of cost savings from the 2018 Global Restructuring Program. Input costs decreased $10, driven by lower raw material costs. Advertising spending increased and selling, general and administrative costs were higher, including increased incentive compensation expense. Other manufacturing costs also increased year-on-year. Foreign currency translation effects reduced operating profit by $15 and transaction effects also negatively impacted the comparison.
The third quarter effective tax rate was 22.8 percent in 2019 and 23.9 percent in 2018. The third quarter adjusted effective tax rate was 21.5 percent in 2019 and 19.6 percent in 2018. The adjusted effective tax rate in 2018 benefited from certain tax planning initiatives.
Our share of net income of equity companies in the third quarter was $31 in 2019 and $23 in 2018. At Kimberly-Clark de Mexico, S.A.B. de C.V. (K-C de Mexico), results benefited from organic sales growth and cost savings.
Diluted net income per share for the third quarter of 2019 was $1.94 and $1.29 in 2018. Third quarter adjusted earnings per share were $1.84 in 2019, an increase of 8 percent compared to adjusted earnings per share of $1.71 in 2018.
Year-to-date net sales of $13.9 billion were down slightly compared to the year ago period. Changes in foreign currency exchange rates reduced sales by 4 percent and business exits in conjunction with the 2018 Global Restructuring Program reduced sales slightly. Organic sales increased 4 percent. Changes in net selling prices and product mix increased sales by 4 percent and 1 percent, respectively, while sales volumes fell 1 percent. Year-to-date operating profit was $2,240 in 2019 and $1,590 in 2018. Results in both periods include charges related to the 2018 Global Restructuring Program. Results in 2019 also include a gain recorded in Other (income) and expense, net on the sale of a manufacturing facility and associated real estate which were disposed of as part of the restructuring. Year-to-date adjusted operating profit was $2,455 in 2019 and $2,396 in 2018. Results benefited from organic sales growth, $175 of FORCE cost savings and $125 of cost savings from the 2018 Global Restructuring Program. The comparison was impacted by $205 of higher input costs, unfavorable currency effects, other manufacturing cost increases, increased advertising spending and higher general and administrative costs. Through nine months, diluted net income per share was $4.65 in 2019 and $2.85 in 2018. Year-to-date adjusted earnings per share were $5.18 in 2019 and $5.01 in 2018.

Results by Business Segments
Personal Care

	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30			Nine Months Ended September 30
	2019	2018	2019	2018	2019		2018	2019	2018
Net Sales	$2,305	$2,252	$6,866	$6,816	Operating Profit	$490	$466	$1,459	$1,397

Net Sales	Percent Change		Percent Change		Operating Profit		Percent Change	Percent Change
Volume		1		1	Volume		2		3
Net Price		3		4	Net Price		14		17
Mix/Other		1		1	Input Costs		(1)		(7)
Currency		(3)		(5)	Cost Savings(c)		10		12
Total(a)		2		1	Currency Translation		(2)		(3)
					Other(d)		(18)		(18)
Organic(b)		5		6	Total		5		4
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
Third quarter net sales of $2.3 billion increased 2 percent. Changes in net selling prices increased sales by 3 percent, sales volumes rose 1 percent and changes in product mix increased sales by 1 percent. Changes in foreign currency exchange rates reduced sales by 3 percent. Third quarter operating profit of $490 increased 5 percent. The comparison benefited from organic sales growth and cost savings. Results were impacted by unfavorable currency effects, other manufacturing cost increases, higher advertising spending and increased selling, general and administrative costs.
Net sales in North America increased 4 percent. Changes in net selling prices and product mix increased sales by 2 percent and 1 percent, respectively, both driven by baby and child care. Sales volumes increased 1 percent overall. Volumes increased double-digits in adult care but were down mid-single digits in baby and child care compared to a mid-single digit increase in the year-ago period.
Net sales in D&E markets increased 3 percent. Changes in net selling prices and product mix increased sales by 6 percent and 1 percent, respectively, while sales volumes were even year-on-year and changes in foreign currency exchange rates were unfavorable by 5 percent. The higher net selling prices mostly occurred in Argentina, the Middle East/Eastern Europe/Africa and China. Volumes increased in Eastern Europe, ASEAN and South Africa, but fell in Latin America.
Net sales in developed markets outside North America decreased 3 percent, including a 6 percent decrease due to unfavorable changes in foreign currency exchange rates. Changes in product mix increased sales by 2 percent and sales volumes increased 1 percent.

Consumer Tissue

	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30			Nine Months Ended September 30
	2019	2018	2019	2018	2019		2018	2019	2018
Net Sales	$1,484	$1,469	$4,482	$4,520	Operating Profit	$264	$212	$726	$668

Net Sales	Percent Change		Percent Change		Operating Profit		Percent Change	Percent Change
Volume		(2)		(3)	Volume		(5)		(8)
Net Price		5		5	Net Price		34		36
Mix/Other		—		—	Input Costs		5		(10)
Currency		(2)		(3)	Cost Savings(c)		14		12
Total(a)		1		(1)	Currency Translation		(1)		(1)
					Other(d)		(22)		(20)
Organic(b)		3		2	Total		25		9
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Third quarter net sales of $1.5 billion increased 1 percent. Changes in net selling prices increased sales by 5 percent, while sales volumes declined 2 percent and changes in foreign currency exchange rates reduced sales by 2 percent. Third quarter operating profit of $264 increased 25 percent. Results benefited from higher net selling prices, cost savings and lower input costs. The comparison was impacted by other manufacturing cost increases, lower volumes and increased selling, general and administrative costs.
Net sales in North America increased 3 percent compared to a 5 percent decline in the year-ago period. Changes in net selling prices increased sales by 8 percent, while sales volumes fell 4 percent and changes in product mix decreased sales by 1 percent.
Net sales in D&E markets increased 1 percent. Changes in net selling prices and product mix each increased sales by 1 percent, while changes in foreign currency exchange rates decreased sales by 2 percent.
Net sales in developed markets outside North America decreased 4 percent. Changes in foreign currency exchange rates reduced sales by 5 percent. Changes in net selling prices increased sales by 2 percent.
K-C Professional

Three Months Ended September 30			Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
2019		2018	2019	2018		2019	2018	2019	2018
Net Sales	$839	$848	$2,477	$2,541	Operating Profit	$176	$160	$488	$483

Net Sales		Percent Change	Percent Change			Operating Profit	Percent Change	Percent Change
Volume		(2)		(2)		Volume	(5)		(3)
Net Price		3		3		Net Price	18		16
Mix/Other		1		1		Input Costs	4		(7)
Exited Businesses(e)		(2)		(2)		Cost Savings(c)	15		11
Currency		(2)		(3)		Currency Translation	(3)		(3)
Total(a)		(1)		(3)		Other(d)	(19)		(13)
Organic(b)		3		2		Total	10		1
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
(e) Exited businesses in conjunction with the 2018 Global Restructuring Program.

Third quarter net sales of $0.8 billion decreased 1 percent. Changes in foreign currency exchange rates and business exits in conjunction with the 2018 Global Restructuring Program each reduced sales 2 percent. Changes in net selling prices increased sales by more than 3 percent and changes in product mix increased sales by 1 percent, while sales volumes decreased 2 percent. Third quarter operating profit of $176 increased 10 percent. Results benefited from increased net selling prices and cost savings. The comparison was impacted by lower volumes, other manufacturing cost increases, unfavorable currency effects and higher selling, general and administrative costs.
Net sales in North America increased 4 percent. Changes in net selling prices increased sales by 4 percent and sales volumes increased 1 percent, while business exits in conjunction with the 2018 Global Restructuring Program reduced sales approximately 2 percent.
Net sales in D&E markets decreased 2 percent, including a 2 percent decrease due to unfavorable changes in foreign currency exchange rates. Sales volumes declined 5 percent, while changes in net selling prices increased sales by 4 percent.
Net sales in developed markets outside North America were down 7 percent. Changes in foreign currency exchange rates decreased sales by 5 percent and business exits in conjunction with the 2018 Global Restructuring Program reduced sales by 1 percent. Sales volumes fell 7 percent, while changes in product mix and net selling prices increased sales by 4 percent and 2 percent, respectively. The changes occurred mostly in Western/Central Europe.
2018 Global Restructuring Program
Annual pre-tax savings from the 2018 Global Restructuring Program are expected to be $500 to $550 by 2021. Savings for the first nine months of 2019 were $125, bringing cumulative savings to $260.
To implement this program, we expect to incur incremental capital spending of approximately $600 to $700 by the end of 2020. See Item 1, Note 2 to the unaudited interim consolidated financial statements for additional information.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $1.8 billion for the first nine months of 2019 compared to $2.0 billion in the prior year. The decrease was primarily driven by increased working capital and higher tax payments, partially offset by lower pension contributions and higher operating income.

Investing
During the nine months ended September 30, 2019, our capital spending was $867 compared to $566 in the prior year. We anticipate that full year capital spending will be $1.1 billion to $1.3 billion, including incremental spending associated with the 2018 Global Restructuring Program. Proceeds from dispositions of property in 2019 include approximately $200 from the sale of a manufacturing facility and the associated real estate as part of the 2018 Global Restructuring Program.
Financing
In April 2019, we terminated our short-term $300 revolving credit facility in conjunction with the issuance of $700 aggregate principal amount of 3.20% notes due April 25, 2029. Proceeds from the offering were used for general corporate purposes, including the repayment of a portion of our outstanding commercial paper indebtedness.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $0.8 billion as of September 30, 2019 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the third quarter of 2019 was $1.0 billion. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At September 30, 2019 and December 31, 2018, total debt was $7.8 billion and $7.5 billion, respectively.
We maintain a $2.0 billion revolving credit facility which expires in June 2023 and a $750 revolving credit facility which expires in June 2020.  These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first nine months of 2019, we repurchased 4.3 million shares of our common stock at a cost of $548 through a broker in the open market. We expect full-year 2019 share repurchases of $800, consistent with our original target range of $600 and $900, subject to market conditions.

K-C Argentina began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of September 30, 2019, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the three and nine months ended September 30, 2019 and 2018.
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
Business Outlook
In 2019, we plan to focus on our strategies for long-term success, including growing our brands, leveraging our financial discipline and allocating capital in value-creating ways. In 2019, we now expect earnings per share to be $5.75 to $6.00, up from our prior estimate of $5.50 to $5.90. Adjusted earnings per share are expected to be $6.75 to $6.90, up from our prior estimate of $6.65 to $6.80. Adjusted earnings per share exclude 2018 Global Restructuring Program charges equivalent to $0.90 to $1.00, as compared to our prior estimate of $0.90 to $1.15. Our earnings per share and adjusted earnings per share guidance is based on the assumptions described below:

•
We expect net sales to be down slightly year on year, as compared to our prior assumption of even to down 1 percent. We anticipate changes in foreign currency exchange rates to have an unfavorable impact of 4 percent (prior estimate 3 to 4 percent). Exited businesses in conjunction with the 2018 Global Restructuring Program are expected to reduce sales slightly, mostly in K-C Professional.

•	We expect organic sales to increase approximately 3 to 4 percent (up from our prior estimate of 3 percent) driven by higher net selling prices of at least 3 percent.

•	We expect adjusted operating profit growth of 4 to 5 percent (up from our prior estimate of 3 to 5 percent).

•	We plan to achieve total cost savings toward the lower end of our $400 to $450 target range from our FORCE program and the 2018 Global Restructuring Program.

•	We expect inflation in key cost inputs to be in the lower half of the previously communicated range of $150 to $250. We anticipate the majority of the inflation to occur in international markets.

•	We continue to expect higher marketing spending and general and administrative costs.

•	We expect total foreign currency translation and transaction effects to be slightly more unfavorable than previously assumed.

•	We expect an adjusted effective tax rate toward the low end of the previously communicated range of 23 to 25 percent.

•	We expect net income from equity companies to be higher year-on-year.
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
As of September 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2019. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the third quarter of 2019 were made through a broker in the open market.
The following table contains information for shares repurchased during the third quarter of 2019. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2019)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	400,200	$136.94	27,338,444	12,661,556
August 1 to August 30	594,600	138.97	27,933,044	12,066,956
September 1 to September 30	566,400	135.76	28,499,444	11,500,556
Total	1,561,200

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
Exhibit No. 104 The cover page from this Current Report on Form 10-Q formated as Inline XBRL

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
October 22, 2019