Form 10-K
period 2019-12-31
KIMBERLY CLARK CORP
filed 2020-02-13
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

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
(Zip code)
Registrant's telephone number, including area code: (972) 281-1200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock-$1.25 par value	KMB	New York Stock Exchange
0.625% Notes due 2024	KMB24	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2019 (based on closing stock price on the New York Stock Exchange as of such date) was approximately $45.9 billion.
As of January 31, 2020, there were 341,795,666 shares of Kimberly-Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's Annual Meeting of Stockholders to be held on April 29, 2020 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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
Net sales to Walmart Inc. as a percent of our consolidated net sales were approximately 14 percent in 2019, 2018 and 2017.
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

1	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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
Environmental Matters
Total capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at our facilities are expected to be $33 and $34 in 2020 and 2021, respectively. Total operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental fees, and research and engineering costs are expected to be $113 in 2020 and $114 in 2021.
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
Employees
In our consolidated operations, we had approximately 40,000 employees as of December 31, 2019.
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

2	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

our products to a significant customer materially decrease, our business, financial condition and results of operations may be adversely affected.
Intense competition for sales of our products, changes in consumer purchasing patterns and the inability to innovate or market our products effectively could have an adverse effect on our financial results.
We operate in highly competitive domestic and international markets against well-known, branded products and low-cost or private label products. Inherent risks in our competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of consolidation within retailer and distribution channels, a growing e-commerce marketplace, and customers' and competitors' actions. Our competitors for these markets include global, regional and local manufacturers, including private label manufacturers. Some of these competitors may have better access to financial resources and greater market penetration, which enable them to offer a wider variety of products and services at more competitive prices. Alternatively, some of these competitors may have significantly lower product development and manufacturing costs, particularly with respect to private label products, allowing them to offer products at a lower price. E-commerce potentially intensifies competition by simplifying distribution and lowering barriers to entry. The actions of these competitors could adversely affect our financial results. It may be necessary for us to lower prices on our products and increase spending on advertising and promotions, which could adversely affect our financial results.
We may be unable to anticipate or adequately respond to changes in consumer demand for our products. Demand for our products may change based on many factors, including shifting consumer purchasing patterns to lower cost options such as private-label products and mid to lower-tier value products, low birth rates in certain countries due to slow economic growth or other factors, negative consumer response to pricing actions, consumer shifts in distribution from traditional retailers to e-tailers, changing consumer preferences due to increased concerns in regard to post-consumer waste and packaging materials and their impact on environmental sustainability, or other changes in consumer trends or habits. If we experience lower sales due to changes in consumer demand for our products, our earnings could decrease.
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
Our strategy includes operations growth outside the U.S., especially in developing markets such as China, Eastern Europe, ASEAN and Latin America. About half of our net sales come from markets outside the U.S. We and our equity companies have manufacturing facilities in 34 countries, and sell products in more than 175 countries. Our results may be substantially affected by a number of foreign market risks:

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

•
Adverse political conditions. Risks related to political instability, expropriation, new or revised legal or regulatory constraints, difficulties in enforcing contractual and intellectual property rights, and potentially adverse tax consequences, including the United Kingdom's withdrawal from the European Union (Brexit), could adversely affect our financial results.

3	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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
Developing and maintaining our reputation, as well as the reputation of our brands, is a critical factor in our relationship with consumers, customers, suppliers and others. Our inability to address adverse publicity or other issues, including concerns about product safety, quality, efficacy, environmental impacts (including packaging, energy and water use and waste management) and other sustainability or similar matters, or breaches of consumer, customer, supplier, employee or other confidential information, real or perceived, could negatively impact sentiment towards us and our products and brands, and our business and financial results could suffer. In addition, our products could face withdrawal, recall or other quality issues. Consumers increasing use and reliance on social media for information could increase the risk of adverse publicity, potentially with negative perception of our products or brands. Our business and results could also be negatively impacted by the effects of product-related litigation, allegations of product tampering or contamination, or the distribution and sale of counterfeit products.
If our information technology systems suffer interruptions, failures or breaches, or we fail to comply with data privacy or similar regulations, our business operations could be disrupted and we could face financial and reputational damage.
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
Increased cyber-security threats and computer crime also pose a potential risk to the security of our information technology systems, including those of third-party service providers with whom we have contracted, as well as the confidentiality, integrity and availability of the data stored on those systems. Further, data privacy is subject to frequently changing rules and regulations regarding the handling of personal data, such as the General Data Protection Regulation and the California Consumer Privacy Act. Any breach in our information technology security systems could result in the disclosure or misuse of confidential or proprietary information, including sensitive customer, supplier, employee or investor information maintained in the ordinary course of our business. Any such event, or any failure to comply with these data privacy requirements or other laws in this area, could cause damage to our reputation, loss of valuable information or loss of revenue and could result in legal liability, or regulatory or other penalties. In addition, we may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events.
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

4	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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
There can be no assurance that our efforts to increase selling prices in response to increased costs will be successful.
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
In addition, new or revised laws or regulations may alter the environment in which we do business, including Brexit, which could adversely impact our financial results. For example, new legislation or regulations may result in increased costs to us, directly for our compliance, or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs, excise taxes or reduced availability of raw materials.
Disruption in our supply chain or our manufacturing or distribution operations could adversely affect our business.
Our ability to manufacture, distribute and sell products is critical to our operations. These activities are subject to inherent risks such as natural disasters, power outages, fires or explosions, labor strikes, terrorism, epidemics (including the ongoing coronavirus outbreak emanating from China), pandemics, import restrictions, regional economic, business, environmental or political events, governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change or other concerns regarding the sustainability of our business, which could disrupt our supply chain and impair our ability to manufacture or sell our products. This interruption, if not mitigated in advance or otherwise effectively managed, could adversely impact our business, financial condition and results of operations, as well as require additional resources to address.
In addition, third parties manufacture some of our products and provide certain administrative services. Disruptions or delays at these third-party manufacturers or service providers due to the reasons above or the failure of these manufacturers or service

5	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
At December 31, 2019, we own or lease:

•	our principal executive office located in the Dallas, Texas metropolitan area;

•	four operating segment and geographic headquarters at two U.S. and two international locations; and

•	four global business service centers at one U.S. and three international locations.
The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
North America (in 15 states in the U.S.)	31
Outside North America	54
Total (in 34 countries)	85
Many of these facilities produce multiple products, some across multiple segments. Consumer tissue and KCP products are produced in 52 facilities and personal care products are produced in 47 facilities. We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained.
ITEM 3.    LEGAL PROCEEDINGS
See Item 8, Note 9 to the consolidated financial statements, which is incorporated in this Item 3 by reference, for information on legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

6	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

INFORMATION ABOUR OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 13, 2020, together with certain biographical information, are as follows:
Achal Agarwal, 60, will serve as Chief Transformation Officer effective March 1, 2020 and will be responsible for leading the strategy and roadmap for further building our global organizational capabilities and evolving our work practices to consistently deliver results. His current role is President, K-C Asia-Pacific to which he was elected in 2012. He is responsible for our consumer business in our Asia-Pacific region. From 2008 to 2012, his title was President, K-C North Asia. Mr. Agarwal joined Kimberly-Clark from PepsiCo, Inc. where he served from March 2008 to June 2008 as Business Unit General Manager, Sub-Saharan Africa Beverages and Snacks and as Chief Operating Officer, Greater China Beverages from 2005 to February 2008.
J. Scott Boston, 57, was elected Senior Vice President and Chief Human Resources Officer in 2017. He is responsible for the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and labor/employee relations. From 2011 to April 2016, his title was Vice President HR K-C International and from April 2016 to December 2016, his title was Vice President of Global Talent Management, HR Strategy & Operations. Prior to joining Kimberly-Clark, Mr. Boston served as Senior Vice President, Human Resources, for McKesson Corporation.
Sergio Cruz, 53, was elected President, K-C Latin America in 2017. He is responsible for our consumer business in our Latin America region. From 2014 to January 2017, Mr. Cruz served as Vice President, K-C Brazil and from 2011 to 2013, he served as Managing Director and Vice President, K-C Eastern Europe. Mr. Cruz joined Kimberly-Clark in 2005 and has held a number of positions with increasing responsibility within our international business operations.
Maria Henry, 53, was elected Senior Vice President and Chief Financial Officer in 2015. Prior to joining Kimberly-Clark, Ms. Henry served as Chief Financial Officer of Hillshire Brands Company from 2012 to 2014, and Chief Financial Officer of Sara Lee Corporation’s North American Retail and Food Service business from 2011 to 2012. Prior to joining Sara Lee (the predecessor to Hillshire Brands) in 2011, Ms. Henry was Executive Vice President and Chief Financial Officer of Culligan International, where she was responsible for finance, strategy, business development and information technology. Before Culligan, Ms. Henry served as Chief Financial Officer of Vastera, Inc. She began her career at General Electric. She also serves on the board of directors of General Mills, Inc.
Michael D. Hsu, 55, was elected Chief Executive Officer in January 2019 and Chairman of the Board in January 2020. Prior to that, he served as President and Chief Operating Officer since 2017, where he was responsible for the day-to-day operations of our business units, along with our global innovation, marketing and supply chain functions. He served as Group President, K-C North America from 2013 to 2016, where he was responsible for our consumer business in North America, as well as leading the development of new business strategies for global nonwovens. From 2012 to 2013, his title was Group President, North America Consumer Products. He has been a director of Kimberly-Clark since 2017. Prior to joining Kimberly-Clark, Mr. Hsu served as Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010 to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company.
Alison Lewis, 52, was elected Chief Growth Officer in July 2019. Ms. Lewis joined Kimberly-Clark from Johnson & Johnson, a health care products company, where she served as Chief Marketing Officer of the Global Consumer business since 2013. Prior to her role at Johnson & Johnson, Ms. Lewis served as Chief Marketing Officer, Senior Vice President, North America at The Coca-Cola Company.
Jeffrey Melucci, 49, was elected Senior Vice President - General Counsel in 2017. From January 2017 to September 2017, he served as Vice President, Senior Deputy General Counsel and General Counsel of Kimberly-Clark’s Global Operations. From March 2013 to January 2017, he served as Vice President and Deputy General Counsel. He also served as Corporate Secretary from April 2014 to September 2017 and General Counsel of Kimberly-Clark International from March 2013 to December 2016. Mr. Melucci joined Kimberly-Clark from General Electric, where he served in multiple roles of increasing responsibility, most recently as General Counsel - Aviation Systems and Aviation Business Development.
Aaron Powell, 48, will serve as President, K-C Asia-Pacific effective March 1, 2020. His current role is President of K-C Professional to which he was elected in 2018. He is responsible for our global professional business, which includes commercial tissue and wipers, skin care, safety and do-it-yourself products. Previously, he served as President, K-C Europe, Middle East &

7	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Africa (EMEA) from April 2018 to May 2018, and prior to that he led our K-C Professional operations in North America since 2016. Mr. Powell joined Kimberly-Clark in 2007 and has held a number of positions of increasing responsibility within our EMEA operations, including Vice President and Managing Director, Central & Eastern Europe.
Kimberly K. Underhill, 55, was elected Group President, K-C North America in 2018. She is responsible for our consumer business in North America. From 2014 to May 2018, she served as President of K-C Professional, and from 2011 to 2014, she served as President, Consumer Europe. She joined Kimberly-Clark in 1988 and has held a number of positions with increasing responsibility within research and engineering, operations and marketing. She also serves on the board of directors of Foot Locker, Inc.
Tristram Wilkinson, 51, was elected President, K-C EMEA in 2018. He is responsible for our consumer business in our EMEA region. From 2016 to 2018, he served as Vice President and Managing Director, Central & Eastern Europe. Prior to that, Mr. Wilkinson held a number of positions of increasing responsibility within our EMEA operations, including Vice President and Managing Director, United Kingdom & Ireland. Mr. Wilkinson joined Kimberly-Clark in 1995.

8	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
As of January 31, 2020, we had 18,719 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2019, we repurchased 6.2 million shares of our common stock at a cost of $800 through a broker in the open market.
The following table contains information for shares repurchased during the fourth quarter of 2019. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2019)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	715,700	$136.22	29,215,144	10,784,856
November 1 to November 30	595,700	132.65	29,810,844	10,189,156
December 1 to December 31	550,500	136.59	30,361,344	9,638,656
Total	1,861,900

(a)
Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on November 13, 2014. This program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

9	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
	2019(a)	2018(b)	2017(c)	2016(d)	2015(e)
Net Sales	$18,450	$18,486	$18,348	$18,287	$18,682
Gross Profit	6,035	5,597	6,587	6,691	6,667
Operating Profit	2,991	2,229	3,358	3,383	3,038
Share of Net Income of Equity Companies	123	103	104	132	149
Net Income	2,197	1,445	2,319	2,219	1,066
Net Income Attributable to Noncontrolling Interests	(40)	(35)	(41)	(53)	(53)
Net Income Attributable to Kimberly-Clark Corporation	2,157	1,410	2,278	2,166	1,013
Per Share Basis
Basic	6.28	4.05	6.44	6.03	2.78
Diluted	6.24	4.03	6.40	5.99	2.77

Cash Dividends Per Share
Declared	4.12	4.00	3.88	3.68	3.52
Paid	4.09	3.97	3.83	3.64	3.48

Total Assets	15,283	14,518	15,151	14,602	14,842
Long-Term Debt	6,213	6,247	6,472	6,439	6,106
Total Stockholders' Equity	194	(46)	882	117	40

(a)
Results include pre-tax charges of $366, $248 after tax, related to the 2018 Global Restructuring Program and a pre-tax property sale gain of $31, $24 after tax, related to the sale of property associated with a former manufacturing facility. See Item 8, Notes 2 and 13 to the consolidated financial statements for details.

(b)
Results include pre-tax charges of $1,036, $783 after tax, related to the 2018 Global Restructuring Program and a net charge of $117 associated with U.S. tax reform related matters. See Item 8, Notes 2 and 11 to the consolidated financial statements for details.

(c)	Results include other expense of $24 and an income tax benefit of $85 for U.S. tax reform related matters. See Item 8, Notes 4 and 11 to the consolidated financial statements for details.

(d)
Results include other income of $11 related to an updated assessment of the deconsolidation of our Venezuelan operations. Additionally, results were negatively impacted by pre-tax charges of $35, $27 after tax, related to the 2014 restructuring plan initiated to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business (the "2014 Organization Restructuring").

(e)
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

10	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and prospects. This discussion and analysis compares 2019 results to 2018. For a discussion that compares our 2018 results to 2017, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2018 Annual Report on Form 10-K. The reference to "N.M." indicates that the calculation is not meaningful. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling prices on net sales. Changes in foreign currency exchange rates and exited businesses also impact the year-over-year change in net sales. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
The following will be discussed and analyzed:

•	Overview of Business

•	Overview of 2019 Results

•	Results of Operations and Related Information

•	Unaudited Quarterly Data

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	New Accounting Standards

•	Information Concerning Forward-Looking Statements
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

•
Property Sale Gain - In the fourth quarter of 2019, we recognized a gain on the sale of property associated with a former manufacturing facility that was closed in 2012 as part of a past restructuring.

•	U.S. Tax Reform Related Matters - In 2018 we recognized a net charge associated with U.S. tax reform related matters. See Item 8, Note 11 to the consolidated financial statements for details.

11	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Overview of Business
We are a global company focused on leading the world in essentials for a better life, with manufacturing facilities in 32 countries and products sold in more than 175 countries. Our products are sold under well-known brands such as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. We have three reportable business segments: Personal Care, Consumer Tissue and KCP. These business segments are described in greater detail in Item 8, Note 13 to the consolidated financial statements.
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
Overview of 2019 Results

•	Net sales of $18.5 billion were even with the year-ago period. Organic sales increased 4 percent. Changes in foreign currency exchange rates reduced sales by 3 percent.

•	In North America, organic sales increased 3 percent in both consumer products and in K-C Professional.

•	Outside North America, organic sales rose 6 percent in D&E Markets and 1 percent in Developed Markets.

•	Operating Profit and Net Income Attributable to Kimberly-Clark were $2,991 and $2,157 in 2019, respectively.

•
Diluted earnings per share were $6.24 in 2019 compared to $4.03 in 2018. Results in 2019 include net charges of $0.72 related to the 2018 Global Restructuring Program and a net gain of $0.07 related to the sale of property associated with a former manufacturing facility that was closed as part of a past restructuring. Results in 2018 include net charges of $2.24 related to the 2018 Global Restructuring Program and a net charge of $0.33 for U.S. tax reform related matters.

•
We continue to focus on generating cash flow and allocating capital to shareholders. Cash provided by operations was $2.7 billion in 2019. We raised our dividend in 2019 by 3 percent, the 47th consecutive annual increase in our dividend. Altogether, share repurchases and dividends in 2019 amounted to $2.2 billion.

In 2020, we plan to focus on our strategies for long-term success, including growing our brands, leveraging our financial discipline and allocating capital in value-creating ways.
We are subject to risks and uncertainties, which can affect our business operations and financial results. See Item 1A, "Risk Factors" in this Form 10-K for additional information.
Results of Operations and Related Information
This section presents a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2019 results of operations.

12	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Consolidated

Selected Financial Results	Year Ended December 31
	2019	2018	Change 2019 vs. 2018
Net Sales:
North America	$9,735	$9,532	+2%
Outside North America	8,981	9,256	-3%
Intergeographic sales	(266)	(302)	-12%
Total Net Sales	18,450	18,486	—
Operating Profit:
North America	2,441	2,215	+10%
Outside North America	1,127	1,127	—
Corporate & Other(a)	(787)	(1,112)	N.M.
Other (income) and expense, net(a)	210	1	—
Total Operating Profit	2,991	2,229	+34%
Provision for income taxes	(576)	(471)	+22%
Share of net income of equity companies	123	103	+19%
Net Income Attributable to Kimberly-Clark Corporation	2,157	1,410	+53%
Diluted Earnings per Share	6.24	4.03	+55%

(a)	Corporate & Other and Other (income) and expense, net includes income and expenses not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Twelve Months Ended December 31, 2019
	As Reported	2018 Global Restructuring Program	Property Sale Gain	As Adjusted Non-GAAP
Cost of products sold	$12,415	$416	$—	$11,999
Gross Profit	6,035	(416)	—	6,451
Marketing, research and general expenses	3,254	99	—	3,155
Other (income) and expense, net	(210)	(194)	(31)	15
Operating Profit	2,991	(321)	31	3,281
Nonoperating expense	(91)	(45)	—	(46)
Provision for income taxes	(576)	118	(7)	(687)
Effective tax rate	21.7%	—	—	23.0%
Share of net income of equity companies	123	(2)	—	125
Net income attributable to noncontrolling interests	(40)	2	—	(42)
Net Income Attributable to Kimberly-Clark Corporation	2,157	(248)	24	2,381
Diluted Earnings per Share(a)	6.24	(0.72)	0.07	6.89

13	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

	Twelve Months Ended December 31, 2018
	As Reported	2018 Global Restructuring Program	U.S. Tax Reform Related Matters	As Adjusted Non-GAAP
Cost of products sold	$12,889	$541	$—	$12,348
Gross profit	5,597	(541)	—	6,138
Marketing, research and general expenses	3,367	380	—	2,987
Other (income) and expense, net	1	(12)	—	13
Operating profit	2,229	(909)	—	3,138
Nonoperating expense	(163)	(127)	—	(36)
Provision for income taxes	(471)	243	(117)	(597)
Effective tax rate	26.0%	—	—	21.0%
Share of net income of equity companies	103	(1)	—	104
Net income attributable to noncontrolling interests	(35)	11	—	(46)
Net income attributable to Kimberly-Clark Corporation	1,410	(783)	(117)	2,310
Diluted Earnings per Share(a)	4.03	(2.24)	(0.33)	6.61

(a)	"As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Net Sales	Percent Change	Adjusted Operating Profit	Percent Change
	2019 vs. 2018		2019 vs. 2018
Volume	(1)	Volume	(1)
Net Price	4	Net Price	21
Mix/Other	1	Input Costs	(5)
Currency	(3)	Cost Savings(c)	14
Total(a)	—	Currency Translation	(2)
		Other(d)	(22)
Organic(b)	4	Total	5

(a)	Total may not equal the sum of volume, net price, mix/other and currency due to rounding.

(b)	Combined impact of changes in volume, net price and mix/other.

(c)	Combined benefits of the FORCE (Focused On Reducing Costs Everywhere) program and 2018 Global Restructuring Program.

(d)	Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Net sales of $18.5 billion were even with the year-ago period. Operating profit was $2,991 in 2019 and $2,229 in 2018. Adjusted operating profit was $3,281 in 2019, up 5 percent compared to $3,138 in 2018. Results benefited from organic sales growth, $260 of FORCE cost savings and $165 of cost savings from the 2018 Global Restructuring Program. The comparison was impacted by unfavorable currency effects, $145 of higher input costs, other manufacturing cost increases, increased advertising spending and higher selling, general and administrative costs.
Other (income) and expense, net of $210 in 2019 primarily reflected gains on the sales of manufacturing facilities and associated real estate related to the 2018 Global Restructuring Program and property associated with a former manufacturing facility that was closed as part of a past restructuring. Adjusted other (income) and expense, net was $15 and $13 of expense in 2019 and 2018, respectively.
The effective tax rate of 21.7 percent in 2019 decreased compared to the effective tax rate of 26.0 percent in 2018. The rate in 2019 included a net benefit of $47 related to a nonrecurring capital loss from a legal entity restructuring. The rate in 2018 included a net charge of $117 related to U.S. tax reform related matters. See additional details in Item 8, Note 11 to the consolidated financial

14	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

statements. The adjusted effective tax rate was 23.0 percent in 2019 compared to 21.0 percent in 2018. The adjusted rate in 2018 benefited from planning initiatives and resolution of certain tax matters.
Our share of net income of equity companies was $123 in 2019 and $103 in 2018. Kimberly-Clark de Mexico, S.A.B. de C.V. ("KCM") results in 2019 benefited from organic sales growth and cost savings but were negatively impacted by higher input costs.
Diluted earnings per share were $6.24 in 2019 and $4.03 in 2018. Adjusted earnings per share of $6.89 in 2019 increased 4 percent compared to $6.61 in 2018. The increase was driven by higher adjusted operating profit, increased net income from equity companies and a lower share count, partially offset by a higher adjusted effective tax rate.
Business Segments
Personal Care

	2019	2018		2019	2018
Net Sales	$9,108	$9,037	Operating Profit	$1,904	$1,833

Net Sales	Percent Change	Operating Profit	Percent Change
	2019 vs. 2018		2019 vs. 2018
Volume	1	Volume	3
Net Price	3	Net Price	15
Mix/Other	1	Input Costs	(6)
Currency	(4)	Cost Savings(c)	12
Total(a)	1	Currency Translation	(3)
		Other(d)	(17)
Organic(b)	5	Total	4

(a)	Total may not equal the sum of volume, net price, mix/other and currency due to rounding.

(b)	Combined impact of changes in volume, net price and mix/other.

(c)	Combined benefits of the FORCE program and 2018 Global Restructuring Program.

(d)	Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Net sales in North America increased 3 percent. Higher sales volumes and changes in net selling prices and product mix each increased sales by 1 percent. Volume growth was primarily driven by an increase in sales of adult care products, reflecting product innovations, increased brand investments and category growth. The improvements in net selling prices and product mix were driven by baby and child care.
Net sales in D&E Markets decreased 1 percent. Changes in foreign currency exchange rates decreased sales by 9 percent, primarily in Latin America and China. Changes in net selling prices and product mix increased sales by 7 percent and 2 percent, respectively. The higher net selling prices were led by Latin America, China and Eastern Europe. The improvements in product mix were primarily in China.
Net sales in Developed Markets outside North America decreased 5 percent. Changes in foreign currency exchange rates decreased sales by 6 percent and changes in net selling prices decreased sales by 1 percent. Changes in product mix and higher sales volumes each increased sales by 1 percent.
Operating profit of $1,904 increased 4 percent. The comparison was positively impacted by organic sales growth and cost savings, partially offset by input cost inflation, unfavorable currency effects and higher advertising spending.

15	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Consumer Tissue

	2019	2018		2019	2018
Net Sales	$5,993	$6,015	Operating Profit	$1,007	$875

Net Sales	Percent Change	Operating Profit	Percent Change
	2019 vs. 2018		2019 vs. 2018
Volume	(3)	Volume	(7)
Net Price	5	Net Price	33
Mix/Other	—	Input Costs	(3)
Currency	(3)	Cost Savings(c)	14
Total(a)	—	Currency Translation	(1)
		Other(d)	(21)
Organic(b)	2	Total	15

(a)	Total may not equal the sum of volume, net price, mix/other and currency due to rounding.

(b)	Combined impact of changes in volume, net price and mix/other.

(c)	Combined benefits of the FORCE program and 2018 Global Restructuring Program.

(d)	Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Net sales in North America increased 2 percent. Organic sales increased 2 percent with improvement in all three major product categories of bathroom tissue, facial tissue and paper towels. Changes in net selling prices increased sales by 7 percent, reflecting disciplined execution of price increases, while sales volumes decreased 5 percent.
Net sales in D&E Markets decreased 2 percent. Changes in foreign currency exchange rates decreased sales by 5 percent, primarily in Latin America. Sales volumes decreased by 1 percent. Changes in net selling prices increased sales by 3 percent, led by improvements in Latin America. Changes in product mix increased sales by 1 percent.
Net sales in Developed Markets outside North America decreased 4 percent. Changes in foreign currency exchange rates decreased sales by 6 percent and lower sales volumes decreased sales by 1 percent. Changes in net selling prices increased sales by 2 percent. Each of the changes was driven by Western and Central Europe.
Operating profit of $1,007 increased by 15 percent. Results benefited from higher net selling prices and cost savings. The comparison was impacted by other manufacturing cost increases, lower volumes, unfavorable currency effects, higher input costs and increased selling, general and administrative costs.

16	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

K-C Professional

	2019	2018		2019	2018
Net Sales	$3,292	$3,382	Operating Profit	$657	$634

Net Sales	Percent Change	Operating Profit	Percent Change
	2019 vs. 2018		2019 vs. 2018
Volume	(2)	Volume	(4)
Net Price	3	Net Price	15
Mix/Other	1	Input Costs	(2)
Exited Businesses(e)	(2)	Cost Savings(c)	13
Currency	(3)	Currency Translation	(2)
Total(a)	(3)	Other(d)	(16)
Organic(b)	2	Total	4

(a)	Total may not equal the sum of volume, net price, mix/other and currency due to rounding.

(b)	Combined impact of changes in volume, net price and mix/other.

(c)	Combined benefits of the FORCE program and 2018 Global Restructuring Program.

(d)	Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.

(e)	Exited businesses in conjunction with the 2018 Global Restructuring Program.
Net sales in North America increased 1 percent. Changes in net selling prices and product mix increased sales by 3 percent and 1 percent, respectively, while business exits in conjunction with the 2018 Global Restructuring Program reduced sales more than 1 percent. Sales volumes decreased 1 percent.
Net sales in D&E Markets decreased 4 percent. Changes in foreign currency exchange rates decreased sales by 5 percent, primarily in Latin America. Sales volumes decreased 3 percent. Changes in net selling prices increased sales by 3 percent led by improvements in Latin America. Changes in product mix increased sales by 1 percent.
Net sales in Developed Markets outside North America decreased 6 percent. Changes in foreign currency exchange rates decreased sales by 6 percent, and lower sales volumes and business exits decreased sales by 5 percent and 1 percent, respectively. Changes in product mix and net selling prices increased sales by 3 percent and 2 percent, respectively. Each of the changes was driven by Western and Central Europe.
Operating profit of $657 increased 4 percent. The comparison benefited from improved net selling prices and cost savings, partially offset by increased other manufacturing costs, lower volumes and unfavorable currency effects.
2018 Global Restructuring Program
Annual pre-tax savings from the 2018 Global Restructuring Program are expected to be $500 to $550 by 2021. Savings for 2019 were $165, bringing cumulative savings to $300.
To implement this program, we expect to incur incremental capital spending of approximately $600 to $700 by the end of 2020. See Item 8, Note 2 to the consolidated financial statements for additional information.

17	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Unaudited Quarterly Data

	2019(a)				2018(a)
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net Sales	$4,583	$4,640	$4,594	$4,633	$4,569	$4,582	$4,604	$4,731
Gross Profit	1,566	1,555	1,486	1,428	1,402	1,416	1,455	1,324
Operating Profit	751	915	670	655	639	669	674	247
Net Income	556	680	495	466	421	462	465	97
Net Income Attributable to Kimberly-Clark Corporation	547	671	485	454	411	451	455	93
Per Share Basis-Diluted	1.59	1.94	1.40	1.31	1.18	1.29	1.30	0.26

(a)	Quarterly results in 2019 and 2018 were impacted by charges related to the 2018 Global Restructuring Program. See Item 8, Note 2 to the consolidated financial statements for details.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2.7 billion in 2019 compared to $3.0 billion in 2018. The decrease was driven by increased working capital and tax payments, partially offset by higher earnings and lower pension contributions.
Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2020	2021	2022	2023	2024	2025+
Long-term debt	$6,985	$761	$258	$310	$468	$552	$4,636
Interest payments on long-term debt	3,051	232	214	206	200	193	2,006
Operating lease liabilities	454	145	102	72	51	32	52
Unconditional purchase obligations	1,579	1,249	83	57	50	39	101
Open purchase orders	2,268	2,213	41	11	2	1	—
Total contractual obligations	$14,337	$4,600	$698	$656	$771	$817	$6,795

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

•	The open purchase orders displayed in the table represent amounts for goods and services we have negotiated for delivery.
The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:

•	We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute approximately $50 to these plans in 2020.

•
Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations of approximately $60 through 2029.

•	Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.

18	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Investing
Our capital spending was $1.2 billion in 2019 and $0.9 billion 2018, reflecting incremental spending in 2019 related to the 2018 Global Restructuring Program. Proceeds from dispositions of property in 2019 of $242 primarily reflects the proceeds from the sales of manufacturing facilities and associated real estate related to the 2018 Global Restructuring Program and property associated with a former manufacturing facility that was closed as part of a past restructuring. We expect capital spending to be approximately $1.15 billion to $1.35 billion in 2020, including significant spending associated with the 2018 Global Restructuring Program.
Financing
We issue long-term debt in the public market periodically. Proceeds from the offerings are used for general corporate purposes, including repayment of maturing debt or outstanding commercial paper indebtedness. See Item 8, Note 4 to the consolidated financial statements for details.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $775 as of December 31, 2019 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the twelve months ended December 31, 2019 was $1.0 billion. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At December 31, 2019, total debt was $7.7 billion compared to $7.5 billion at December 31, 2018.
In February 2020, we issued $500 aggregate principal amount of 2.875% notes due February 7, 2050. Proceeds from the offering were used for general corporate purposes including the repayment of a portion of our commercial paper indebtedness.
We maintain a $2.0 billion revolving credit facility which expires in June 2023 and a $750 revolving credit facility which expires in June 2020.  These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We paid $1.4 billion in dividends in 2019. The Board of Directors approved a dividend increase of 3.9 percent for 2020. We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2019, we repurchased 6.2 million shares of our common stock at a cost of $800 through a broker in the open market. We are targeting full-year 2020 share repurchases between $700 and $900, subject to market conditions.
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

19	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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

As of December 31, 2019, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $1.2 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, and whether such accumulated actuarial losses at each measurement date exceed the "corridor" as required. If the expected long-term rate of return on assets for the Principal Plans were lowered by 0.25 percent, the impact on annual pension expense would not be material in 2020.

•
Discount rate. The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2019 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the United Kingdom plan, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. If the discount rate assumptions for these same plans were reduced by 0.25 percent, the increase in annual pension expense would not be material in 2020, and the December 31, 2019 pension liability would increase by about $130.

•	Other assumptions. There are a number of other assumptions involved in the calculation of pension expense and benefit obligations, primarily related to participant demographics and benefit elections.
Pension expense for defined benefit pension plans is estimated to approximate $105 in 2020, including incremental charges resulting from 2018 Global Restructuring Program actions. Pension expense beyond 2020 will depend on future investment performance,

20	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. Changes in significant assumptions could affect the consolidated expense and benefit obligations, particularly the discount rate used to calculate the obligations and the health care cost trend rate:

•
Discount rate. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above, and the methodology for each country is the same as the methodology used to determine the discount rate for that country's pension obligation. If the discount rate assumptions for these plans were reduced by 0.25 percent, the impact to 2020 other postretirement benefit expense and the increase in the December 31, 2019 benefit liability would not be material.

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

•
Undistributed earnings. As of December 31, 2019, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $7.7 billion.  Earnings of $5.6 billion were previously subject to tax, primarily due to the one-time transition tax on foreign earnings required by the Tax Cuts and Jobs Act.  Any additional taxes due with respect to such previously-taxed earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes.  Deferred taxes have been recorded on $0.9 billion of earnings, most of which were previously taxed for U.S. federal income tax purposes, of foreign consolidated subsidiaries expected to be repatriated.  We do not intend to distribute the remaining $4.7 billion of previously taxed foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. state income taxes on such earnings.  While the transition tax resulted in a reduction of the excess amount for financial reporting over the tax basis in our foreign subsidiaries, any remaining amount of financial reporting over tax basis after such reduction could be subject to additional taxes, if repatriated.  However, we consider any excess to be indefinitely reinvested.  The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the $4.7 billion of previously taxed foreign earnings is not practicable.

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

Legal Matters
See Item 8, Note 9 to the consolidated financial statements for information on legal matters.

21	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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
Foreign Currency Risk
A portion of our foreign currency risk is managed through the systematic use of foreign currency forward contracts.  The use of these instruments supports the management of transactional exposures to exchange rate fluctuations as the gains or losses incurred on the derivative instruments will offset, in whole or in part, gains or losses on the underlying foreign currency exposure.  We also utilize cross currency swaps and foreign denominated debt to hedge certain investments in foreign subsidiaries.  The gain or loss on these instruments are recognized in other comprehensive income to offset the change in value of the net investments being hedged.
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

22	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

As of December 31, 2019, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would not be material to our consolidated financial position, results of operations or cash flows. This hypothetical loss on transactional exposures is based on the difference between the December 31, 2019 rates and the assumed rates.
Our operations in Argentina are reported using highly inflationary accounting and their functional currency is the U.S. dollar. Changes in the value of an Argentine peso versus the U.S. dollar applied to our net peso monetary position are recorded in Other (income) and expense, net at the time of the change. As of December 31, 2019, K-C Argentina had a small net peso monetary position and a 10 percent unfavorable change in the exchange rate would not be material.
The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. As of December 31, 2019, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $550. In the view of management, the above potential UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2019, the long-term debt portfolio was comprised of primarily fixed-rate debt. From time to time, we also hedge the anticipated issuance of fixed-rate debt and those contracts are designated as cash flow hedges.
In order to determine the impact of changes in interest rates on our financial position or future results of operations, we calculated the increase or decrease in the market value of fixed-rate debt using a 10 percent change in current market interest rates and the rates governing these instruments. At December 31, 2019, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $210, which would not have a significant impact on our financial statements as we do not record debt at fair value.
Commodity Price Risk
We are subject to commodity price risk, the most significant of which relates to the price of pulp. Selling prices of tissue products are influenced, in part, by the market price for pulp. As previously discussed under Item 1A, "Risk Factors," increases in pulp prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in pulp prices. In some instances, we utilize negotiated short-term contract structures, including fixed price contracts, to manage volatility for a portion of our commodity costs, but derivative instruments have not been used to manage these risks.
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

23	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31
(Millions of dollars, except per share amounts)	2019	2018	2017
Net Sales	$18,450	$18,486	$18,348
Cost of products sold	12,415	12,889	11,761
Gross Profit	6,035	5,597	6,587
Marketing, research and general expenses	3,254	3,367	3,202
Other (income) and expense, net	(210)	1	27
Operating Profit	2,991	2,229	3,358
Nonoperating expense	(91)	(163)	(59)
Interest income	11	10	10
Interest expense	(261)	(263)	(318)
Income Before Income Taxes and Equity Interests	2,650	1,813	2,991
Provision for income taxes	(576)	(471)	(776)
Income Before Equity Interests	2,074	1,342	2,215
Share of net income of equity companies	123	103	104
Net Income	2,197	1,445	2,319
Net income attributable to noncontrolling interests	(40)	(35)	(41)
Net Income Attributable to Kimberly-Clark Corporation	$2,157	$1,410	$2,278

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$6.28	$4.05	$6.44
Diluted	$6.24	$4.03	$6.40
See notes to the consolidated financial statements.

24	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(Millions of dollars)	2019	2018	2017
Net Income	$2,197	$1,445	$2,319
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	19	(428)	517
Employee postretirement benefits	12	140	118
Other	(34)	51	(45)
Total Other Comprehensive Income (Loss), Net of Tax	(3)	(237)	590
Comprehensive Income	2,194	1,208	2,909
Comprehensive income attributable to noncontrolling interests	(31)	(22)	(76)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$2,163	$1,186	$2,833
See notes to the consolidated financial statements.

25	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
(Millions of dollars)	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$442	$539
Accounts receivable, net	2,263	2,164
Inventories	1,790	1,813
Other current assets	562	525
Total Current Assets	5,057	5,041
Property, Plant and Equipment, Net	7,450	7,159
Investments in Equity Companies	268	224
Goodwill	1,467	1,474
Other Assets	1,041	620
TOTAL ASSETS	$15,283	$14,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,534	$1,208
Trade accounts payable	3,055	3,190
Accrued expenses and other current liabilities	1,978	1,793
Dividends payable	352	345
Total Current Liabilities	6,919	6,536
Long-Term Debt	6,213	6,247
Noncurrent Employee Benefits	897	931
Deferred Income Taxes	511	458
Other Liabilities	520	328
Redeemable Preferred Securities of Subsidiaries	29	64
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at December 31, 2019 and 2018	473	473
Additional paid-in capital	556	548
Common stock held in treasury, at cost - 37.1 and 33.6 million shares at December 31, 2019 and 2018, respectively	(4,454)	(3,956)
Retained earnings	6,686	5,947
Accumulated other comprehensive income (loss)	(3,294)	(3,299)
Total Kimberly-Clark Corporation Stockholders' Equity	(33)	(287)
Noncontrolling Interests	227	241
Total Stockholders' Equity	194	(46)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,283	$14,518
See notes to the consolidated financial statements.

26	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	378,597	$473	$600	22,029	$(2,571)	$4,870	$(3,474)	$219	$117
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	2,278	—	36	2,314
Other comprehensive income, net of tax	—	—	—	—	—	—	555	35	590
Stock-based awards exercised or vested	—	—	(89)	(1,926)	210	—	—	—	121
Shares repurchased	—	—	—	7,388	(927)	—	—	—	(927)
Recognition of stock-based compensation	—	—	76	—	—	—	—	—	76
Dividends declared ($3.88 per share)	—	—	—	—	—	(1,371)	—	(37)	(1,408)
Other	—	—	7	—	—	(8)	—	—	(1)
Balance at December 31, 2017	378,597	473	594	27,491	(3,288)	5,769	(2,919)	253	882
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,410	—	31	1,441
Other comprehensive income, net of tax	—	—	—	—	—	—	(224)	(12)	(236)
Stock-based awards exercised or vested	—	—	(90)	(1,351)	152	—	—	—	62
Shares repurchased	—	—	—	7,495	(820)	—	—	—	(820)
Recognition of stock-based compensation	—	—	39	—	—	—	—	—	39
Dividends declared ($4.00 per share)	—	—	—	—	—	(1,391)	—	(32)	(1,423)
Other	—	—	5	—	—	159	(156)	1	9
Balance at December 31, 2018	378,597	473	548	33,635	(3,956)	5,947	(3,299)	241	(46)
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	2,157	—	37	2,194
Other comprehensive income, net of tax	—	—	—	—	—	—	6	(10)	(4)
Stock-based awards exercised or vested	—	—	(93)	(2,817)	322	—	—	—	229
Shares repurchased	—	—	—	6,331	(820)	—	—	—	(820)
Recognition of stock-based compensation	—	—	94	—	—	—	—	—	94
Dividends declared ($4.12 per share)	—	—	—	—	—	(1,415)	—	(42)	(1,457)
Other	—	—	7	—	—	(3)	(1)	1	4
Balance at December 31, 2019	378,597	$473	$556	37,149	$(4,454)	$6,686	$(3,294)	$227	$194
See notes to the consolidated financial statements.

27	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS

	Year Ended December 31
(Millions of dollars)	2019	2018	2017
Operating Activities
Net income	$2,197	$1,445	$2,319
Depreciation and amortization	917	882	724
Asset impairments	—	74	—
Stock-based compensation	96	41	76
Deferred income taxes	29	2	(69)
Net (gains) losses on asset dispositions	(193)	52	21
Equity companies' earnings (in excess of) less than dividends paid	(6)	18	26
Operating working capital	(288)	389	(148)
Postretirement benefits	13	(25)	2
Other	(29)	92	(22)
Cash Provided by Operations	2,736	2,970	2,929
Investing Activities
Capital spending	(1,209)	(877)	(785)
Proceeds from dispositions of property	242	51	3
Investments in time deposits	(568)	(353)	(214)
Maturities of time deposits	542	272	183
Other	(49)	5	(38)
Cash Used for Investing	(1,042)	(902)	(851)
Financing Activities
Cash dividends paid	(1,408)	(1,386)	(1,359)
Change in short-term debt	303	(34)	360
Debt proceeds	706	507	937
Debt repayments	(707)	(407)	(1,481)
Proceeds from exercise of stock options	228	62	121
Acquisitions of common stock for the treasury	(800)	(800)	(911)
Other	(114)	(57)	(88)
Cash Used for Financing	(1,792)	(2,115)	(2,421)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(30)	36
Change in Cash and Cash Equivalents	(97)	(77)	(307)
Cash and Cash Equivalents - Beginning of Year	539	616	923
Cash and Cash Equivalents - End of Year	$442	$539	$616
See notes to the consolidated financial statements.

28	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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

29	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

annual testing of goodwill for impairment for all of our reporting units using the first day of the third quarter as the measurement date and determined through quantitative impairment testing that goodwill is not impaired.
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
Sales Incentives and Trade Promotion Allowances
The cost of promotion activities provided to customers is classified as a reduction in sales revenue. In addition, the estimated redemption value of consumer coupons and related expense are recorded when the related revenue from customers is realized. Rebate and promotion accruals are based on estimates of the quantity of customer sales. Promotion accruals also consider estimates of the number of consumer coupons that will be redeemed and timing and costs of activities within the promotional programs.
Advertising Expense
Advertising costs are expensed in the year the related advertisement or campaign is first presented through traditional or digital media. For interim reporting purposes, advertising expenses are charged to operations as a percentage of sales based on estimated sales and related advertising expense for the full year.
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
As of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”).  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of December 31, 2019, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales in 2019 and 2018.
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

30	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

At inception, we formally designate certain derivatives as cash flow, fair value or net investment hedges and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions or financial balances they are hedging. Changes in the fair value of derivatives not designated as hedging instruments are recorded in earnings as they occur. All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur, and is reclassified to income in the same period that the hedged item affects income. The gain or loss on derivatives designated as hedges of investments in foreign subsidiaries is recognized in other comprehensive income to offset the change in value of the net investments being hedged. Certain foreign-currency derivative instruments not designated as hedging instruments have been entered into to manage certain non-functional currency denominated monetary assets and liabilities. The gain or loss on these derivatives is included in income in the period that changes in their fair values occur. Cash flows from derivatives are classified within the consolidated statement of cash flows in the same category as the items being hedged. Cash flows from derivatives are classified within Operating Activities, except for derivatives designated as net investment hedges which are classified in Investing Activities. See Note 10 for disclosures about derivative instruments and hedging activities.
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
Accounting Standards - Adopted During 2019
The Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. The new guidance requires a lessee to recognize assets and liabilities for all leases with lease terms of more than 12 months and provide additional disclosures. The ASU requires adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  We adopted this standard on January 1, 2019 using the cumulative-effect adjustment approach. We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019 whereby these contracts were not reassessed or reclassified from their previous assessment as of December 31, 2018. We also elected certain other practical expedients in transition including not reassessing existing land easements as lease contracts. For all new and modified leases after adoption of the ASU, we have taken the component election allowing us to generally account for lease components together with nonlease components in the calculation of the lease asset and corresponding liability. We implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our contracts and enable proper accounting and reporting of financial information upon adoption.  No cumulative-effect adjustment was recognized as the amount was not material, and the impact on our results of operations and cash flows was also not material. See Note 8 for the financial position impact and additional disclosures.
The FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends presentation and disclosure requirements and changes how companies assess hedge effectiveness. This ASU requires

31	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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
Accounting Standards Issued - Not Adopted as of December 31, 2019
The FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).  The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  We adopted this standard as of January 1, 2020 on a prospective basis.  The effects of this standard on our financial position, results of operations and cash flows were not material.
The FASB issued ASU No. 2019-12, Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes.  The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.
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
The restructuring is expected to be completed by the end of 2020, with total costs anticipated to be $1.7 billion to $1.9 billion pre-tax ($1.3 billion to $1.4 billion after tax). Cash costs are expected to be $900 to $1.0 billion, primarily related to workforce reductions.  Non-cash charges are expected to be $800 to $900 pre-tax and will primarily consist of incremental depreciation, asset write-offs and pension settlement and curtailment charges. Restructuring charges in 2020 are expected to be $300 to $500 pre-tax ($235 to $390 after tax).

32	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

The following net charges were incurred in connection with the 2018 Global Restructuring Program:

	Twelve Months Ended December 31, 2019	Twelve Months Ended December 31, 2018
Cost of products sold:
Charges for workforce reductions	$31	$149
Asset impairments	—	74
Asset write-offs	54	112
Incremental depreciation	235	172
Other exit costs	96	34
Total	416	541
Marketing, research and general expenses:
Charges for workforce reductions	(12)	243
Other exit costs	111	137
Total	99	380
Other (income) and expense, net(a)	(194)	(12)
Nonoperating expense(b)	45	127
Total charges	366	1,036
Provision for income taxes	(118)	(243)
Net charges	248	793
Net impact related to equity companies and noncontrolling interests	—	(10)
Net charges attributable to Kimberly-Clark Corporation	$248	$783

(a)	Other (income) and expense, net in 2019 was the result of pre-tax gains on the sales of manufacturing facilities and associated real estate which were disposed of as part of the restructuring.

(b)	Represents non-cash pension settlement and curtailment charges resulting from restructuring actions, primarily in the U.S., United Kingdom and Canada.

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
The following summarizes the restructuring liabilities activity:

	2019	2018
Restructuring liabilities at January 1	$210	$—
Charges for workforce reductions and other cash exit costs	221	559
Cash payments	(302)	(325)
Currency and other	3	(24)
Restructuring liabilities at December 31	$132	$210
As of December 31, 2019 and 2018, restructuring liabilities of $93 and $118 are recorded in Accrued expenses and other current liabilities and $39 and $92 are recorded in Other Liabilities, respectively. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statement.
Through December 31, 2019, cumulative pre-tax charges for the 2018 Global Restructuring Program were $1.4 billion ($1.0 billion after tax).

33	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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
During 2019 and 2018, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At December 31, 2019 and 2018, derivative assets were $34 and $30, respectively, and derivative liabilities were $44 and $18, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 10 for additional information on our use of derivative instruments.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $29 and $64 at December 31, 2019 and 2018, respectively. They are not traded in active markets. For certain redeemable securities, fair values were calculated using a floating rate pricing model that compared the stated spread to the fair value spread to determine the price at which each of the financial instruments should trade. The model used the following inputs to calculate fair values: face value, current LIBOR rate, unobservable fair value credit spread, stated spread, maturity date and interest or dividend payment dates. The fair value of the remaining redeemable securities was based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $76 and $64 at December 31, 2019 and 2018, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

34	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2019		December 31, 2018
Assets
Cash and cash equivalents(a)	1	$442	$442	$539	$539
Time deposits(b)	1	275	275	256	256
Liabilities
Short-term debt(c)	2	775	775	495	495
Long-term debt(d)	2	6,972	7,877	6,960	7,192

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

Note 4.    Debt and Redeemable Preferred Securities of Subsidiaries
Long-term debt is composed of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2019	2018
Notes and debentures	3.5%	2020 - 2047	$6,749	$6,756
Industrial development revenue bonds	1.3%	2023 - 2045	169	169
Bank loans and other financings in various currencies	6.8%	2020 - 2038	54	35
Total long-term debt			6,972	6,960
Less current portion			759	713
Long-term portion			$6,213	$6,247

Scheduled maturities of long-term debt for the next five years are $761 in 2020, $258 in 2021, $310 in 2022, $468 in 2023 and $552 in 2024.
In April 2019, we issued $700 aggregate principal amount of 3.20% notes due April 25, 2029. Proceeds from the offering were used for general corporate purposes, including the repayment of a portion of our outstanding commercial paper indebtedness.
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

35	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

We maintain a $2.0 billion revolving credit facility which expires in June 2023 and a $750 revolving credit facility which expires in June 2020.  These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
In February 2020, we issued $500 aggregate principal amount of 2.875% notes due February 7, 2050. Proceeds from the offering were used for general corporate purposes including the repayment of a portion of our commercial paper indebtedness.
Our subsidiary in Central America has outstanding redeemable preferred securities that are held by a noncontrolling interest.
Note 5.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2019, the number of shares of common stock available for grants under the Plans aggregated 12 million shares.
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
Stock-based compensation costs of $96, $41 and $76 and related deferred income tax benefits of $11, $13 and $26 were recognized for 2019, 2018 and 2017, respectively.
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
The weighted-average fair value of options granted was estimated at $13.54, $13.56 and $12.21, in 2019, 2018 and 2017, respectively, per option on the date of grant based on the following assumptions:

	Year Ended December 31
	2019	2018	2017
Dividend yield	3.3%	3.9%	3.2%
Volatility	17.0%	20.8%	15.6%
Risk-free interest rate	2.3%	2.8%	1.8%
Expected life - years	4.6	4.6	4.6

36	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2019	Weighted-Average Service Years
Stock options	$11	1.3
Restricted shares and time-vested restricted share units	10	1.6
Performance-based restricted share units	48	2.0

A summary of stock-based compensation is presented below:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	7,186	$110.27
Granted	1,197	125.52
Exercised	(2,239)	102.88
Forfeited or expired	(252)	119.14
Outstanding at December 31, 2019	5,892	115.26	6.46	$128
Exercisable at December 31, 2019	3,444	113.49	4.99	$81

The total intrinsic value of options exercised during 2019, 2018 and 2017 was $62, $22 and $48, respectively.

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2019	75	$117.99	1,565	$119.37
Granted	163	121.05	661	122.59
Vested	(71)	113.59	(483)	125.99
Forfeited	(11)	117.67	(159)	118.98
Nonvested at December 31, 2019	156	123.15	1,584	118.71

The total fair value of restricted share units that were distributed to participants during 2019, 2018 and 2017 was $75, $65 and $80, respectively.
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
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 5.8 percent in 2020 and to decline to 4.5 percent in 2029 and thereafter. Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans.
As a result of restructuring actions related to the 2018 Global Restructuring Program, aggregate pension settlement charges of $46 and $110 and curtailment gains of $1 and curtailment charges of $17 were recognized in Nonoperating expense during 2019 and 2018, respectively, primarily related to the defined benefit pension plans in the U.S., United Kingdom and Canada (see Note 2 for further information about the 2018 Global Restructuring Program).

37	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2019	2018	2019	2018
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,687	$4,296	$673	$765
Service cost	21	36	8	11
Interest cost	121	128	28	28
Actuarial (gain) loss(a)	446	(256)	36	(79)
Currency and other	51	(96)	—	(5)
Benefit payments from plans	(142)	(198)	—	—
Direct benefit payments	(10)	(8)	(52)	(48)
Settlements and curtailments	(127)	(215)	—	1
Benefit obligation at end of year	4,047	3,687	693	673
Change in Plan Assets
Fair value of plan assets at beginning of year	3,398	3,897	—	—
Actual return on plan assets	572	(132)	—	—
Employer contributions	50	166	—	—
Currency and other	51	(116)	—	—
Benefit payments	(142)	(198)	—	—
Settlements	(126)	(219)	—	—
Fair value of plan assets at end of year	3,803	3,398	—	—
Funded Status	$(244)	$(289)	$(693)	$(673)

(a) The actuarial net losses in 2019 and the actuarial net gains in 2018 were primarily due to discount rate decreases in 2019 and discount rate increases in 2018.
Substantially all of the funded status of pension and other benefits is recognized in the consolidated balance sheet in Noncurrent Employee Benefits, with the remainder recognized in Accrued Expenses and other current liabilities and Other Assets.
Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2019	2018	2019	2018	2019	2018
Projected benefit obligation (“PBO”)	$3,406	$3,094	$641	$593	$4,047	$3,687
Accumulated benefit obligation (“ABO”)	3,406	3,094	561	521	3,967	3,615
Fair value of plan assets	3,303	2,936	500	462	3,803	3,398

Approximately one-half of the PBO and fair value of plan assets for the Principal Plans relate to the U.S. qualified and nonqualified pension plans.
Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2019	2018
ABO	$1,956	$1,826
Fair value of plan assets	1,714	1,547

38	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Information for Pension Plans with a PBO in Excess of Plan Assets

	December 31
	2019	2018
PBO	$2,303	$2,038
Fair value of plan assets	2,039	1,727

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2019	2018	2017	2019	2018	2017
Service cost	$21	$36	$41	$8	$11	$12
Interest cost	121	128	129	28	28	32
Expected return on plan assets(a)	(144)	(166)	(156)	—	—	—
Recognized net actuarial loss	44	47	57	—	1	1
Settlements and curtailments	45	136	7	—	—	—
Other	(4)	(7)	(9)	(1)	(3)	(2)
Net periodic benefit cost	$83	$174	$69	$35	$37	$43

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
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits				Other Benefits
	Projected 2020	2019	2018	2017	2019	2018	2017
Discount rate	2.51%	3.40%	3.23%	3.19%	4.50%	3.91%	4.29%
Expected long-term return on plan assets	3.66%	4.39%	4.50%	4.46%	—	—	—
Rate of compensation increase	3.08%	3.08%	2.27%	2.29%	—	—	—

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Discount rate	2.51%	3.40%	3.51%	4.50%
Rate of compensation increase	3.08%	3.08%	—	—

Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate. Our 2020 target plan asset allocation for the Principal Plans is approximately 80 percent fixed income securities and 20 percent equity securities.

39	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

The expected long-term rate of return is generally evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 4.59 percent in 2019, 4.75 percent in 2018 and 4.72 percent in 2017, and will be 3.76 percent in 2020.
Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy. More than 70 percent of the assets are held in pooled funds and are measured using a net asset value (or its equivalent). Accordingly, such assets do not meet the Level 1, Level 2, or Level 3 criteria of the fair value hierarchy.

	Fair Value Measurements at December 31, 2019
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$44	$44	$—	$—
Held through mutual and pooled funds measured at net asset value	31	—	—	—
Fixed Income
Held directly
U.S. government and municipals	161	147	14	—
U.S. corporate debt	221	—	221	—
International bonds	9	—	9	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	586	—	—	—
U.S. corporate debt	662	—	—	—
International bonds	504	—	—	—
Equity
Held directly
U.S. equity	39	39	—	—
International equity	32	32	—	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	86	—	—	—
Global equity	572	—	—	—
Insurance Contracts	372	—	—	372
Other	(16)	(4)	—	—
Total Plan Assets	$3,303	$258	$244	$372

Futures contracts are used when appropriate to manage duration targets.  As of December 31, 2019 and 2018, the U.S. plan held directly Treasury futures contracts with a total notional value of approximately $345 and $281, respectively, and an insignificant fair value. As of December 31, 2019 and 2018, the United Kingdom plan held through a pooled fund future contracts with a total notional value of approximately $346 and $287, and an insignificant fair value.
During 2019 and 2018, the plan assets did not include a significant amount of Kimberly-Clark common stock.

40	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

	Fair Value Measurements at December 31, 2018
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$15	$15	$—	$—
Held through mutual and pooled funds measured at net asset value	45	—	—	—
Fixed Income
Held directly
U.S. government and municipals	161	145	16	—
U.S. corporate debt	196	—	196	—
International bonds	13	—	13	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	479	—	—	—
U.S. corporate debt	593	—	—	—
International bonds	494	—	—	—
Equity
Held directly
U.S. equity	30	30	—	—
International equity	31	31	—	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	73	—	—	—
Global equity	448	—	—	—
Insurance Contracts	347	—	—	347
Other	11	9	—	—
Total Plan Assets	$2,936	$230	$225	$347

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
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2019, there were no significant concentrations of equity or debt securities in any single issuer or industry.
No level 3 transfers (in or out) were made in 2019 or 2018. Fair values of insurance contracts are based on an evaluation of various factors, including purchase price.

41	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

We expect to contribute approximately $50 to our defined benefit pension plans in 2020. Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2020	$234	$56
2021	212	61
2022	215	62
2023	216	61
2024	218	59
2025-2029	1,060	254

Defined Contribution Pension Plans
Our 401(k) profit sharing plan and supplemental plan provide for a matching contribution of a U.S. employee's contributions and accruals, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. We also have defined contribution pension plans for certain employees outside the U.S. Costs charged to expense for our defined contribution pension plans were $131 in 2019, $120 in 2018, and $128 in 2017. Approximately 30 percent of these costs were for plans outside the U.S.
Note 7.    Stockholders' Equity
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2017	$(1,864)	$(976)		$(39)		$(40)
Other comprehensive income (loss) before reclassifications	(416)	(51)		58		42
(Income) loss reclassified from AOCI	1	135	(a)	(2)	(a)	9
Net current period other comprehensive income (loss)	(415)	84		56		51
Tax effects reclassified from AOCI	(18)	(125)		(5)		(8)
Balance as of December 31, 2018	(2,297)	(1,017)		12		3
Other comprehensive income (loss) before reclassifications	26	(27)		(24)		(22)
(Income) loss reclassified from AOCI	—	65	(a)	(1)	(a)	(12)
Net current period other comprehensive income (loss)	26	38		(25)		(34)
Balance as of December 31, 2019	$(2,271)	$(979)		$(13)		$(31)

(a)	Included in computation of net periodic pension and other postretirement benefits costs (see Note 6).
Included in the above defined benefit pension plans and other postretirement benefit plans balances as of December 31, 2019 is $1,000 and $8 of unrecognized net actuarial loss and unrecognized net prior service credit, respectively.

42	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, including the tax effect, are as follows:

	Year Ended December 31
	2019	2018	2017
Unrealized translation	$21	$(408)	$398
Tax effect(a)	5	(25)	89
	26	(433)	487

Defined benefit pension plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	(17)	(57)	159
Amortization	44	47	56
Settlements and curtailments	46	134	7
Currency and other	(13)	29	(66)
	60	153	156
Unrecognized prior service cost/credit
Funded status recognition	(1)	(22)	2
Amortization	(5)	(8)	(8)
Curtailments	(1)	2	—
Currency and other	(2)	(1)	3
	(9)	(29)	(3)
Tax effect(a)	(13)	(165)	(32)
	38	(41)	121
Other postretirement benefit plans
Unrecognized net actuarial loss and transition amount and other	(35)	79	(11)
Tax effect(a)	10	(28)	3
	(25)	51	(8)
Cash flow hedges and other
Recognition of effective portion of hedges	(23)	56	(76)
Amortization	(16)	12	18
Currency and other	(1)	(2)	(2)
Tax effect(a)	6	(23)	15
	(34)	43	(45)

Change in AOCI	$5	$(380)	$555

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
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation in 2019 is primarily due to the strengthening of foreign currencies versus the U.S. dollar. Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.
Note 8.    Leases and Commitments
We have entered into leases for certain facilities, vehicles, material handling and other equipment. Our operating leases have remaining contractual terms up to 13 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year. Our operating lease agreements do not contain any material residual

43	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

value guarantees or material restrictive covenants. Our operating lease costs are primarily related to facility leases for inventory warehousing and administration offices. Our finance leases are immaterial.
Operating Lease Cost

	December 31, 2019	Income Statement Classification
Lease cost	$162	Cost of products sold, Marketing, research and general expenses
Variable lease cost(a)	145	Cost of products sold, Marketing, research and general expenses
Total lease cost	$307
(a)    Includes short-term leases, which are immaterial.
Operating Lease Assets and Liabilities

	December 31, 2019	Balance Sheet Classification
Lease assets	$396	Other Assets

Current lease liabilities	$130	Accrued expenses and other current liabilities
Noncurrent lease liabilities	274	Other Liabilities
Total lease liabilities	$404

Maturity of Operating Lease Liabilities

December 31, 2019
2020	$145
2021	102
2022	72
2023	51
2024	32
Thereafter	52
Total lease payments	454
Less imputed interest	50
Present value of lease liabilities	$404

As of December 31, 2019, our operating leases have a weighted-average remaining lease term of 4.4 years and a weighted-average discount rate of 5.0 percent. Cash paid for amounts included in the measurement of operating lease liabilities was $163 for the year ended December 31, 2019.
As of December 31, 2019, we have additional operating leases, primarily for facilities, that have not yet commenced of $147. These operating leases will commence during 2020 with lease terms of 9 years.
The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASU Topic 842 were as follows:

December 31, 2018
2019	$160
2020	123
2021	85
2022	57
2023	41
Thereafter	72
Future minimum obligations	$538

44	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Consolidated rental expense under operating leases prior to the adoption of ASU Topic 842 was $280 and $281 in 2018 and 2017, respectively.
We have entered into long-term contracts for the purchase of superabsorbent materials, pulp and certain utilities. Commitments under these contracts based on current prices are $1,249 in 2020, $83 in 2021, $57 in 2022, $50 in 2023, $39 in 2024, and $101 beyond the year 2024.
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
At December 31, 2019 and 2018, derivative assets were $34 and $30, respectively, and derivative liabilities were $44 and $18, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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

45	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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
Commodity Price Risk
We use derivative instruments, such as forward contracts, to hedge a limited portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months. In addition, we utilize negotiated short-term contract structures, including fixed price contracts, to manage volatility for a portion of our commodity costs.
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of December 31, 2019, the aggregate notional values and carrying values of outstanding interest rate contracts designated as fair value hedges were $300 and $308, respectively. For each of the three years ended December 31, 2019, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of December 31, 2019, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in 2020 and future periods. As of December 31, 2019, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $652. For each of the three years ended December 31, 2019, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At December 31, 2019, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income), net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at December 31, 2019 is December 2021.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.5 billion at December 31, 2019. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the year ended December 31, 2019, no significant unrealized gains or losses related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.

46	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of December 31, 2019.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Losses of $17 and $52, and a gain of $37 were recorded in the years ending December 31, 2019, 2018 and 2017, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At December 31, 2019, the notional amount of these undesignated derivative instruments was approximately $1.9 billion.
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
In December 2019, we generated a nonrecurring capital loss from a legal entity restructuring. We recorded a net benefit of $47 in the fourth quarter.  There is no capital loss carryforward deferred tax asset remaining after utilization for 2019 capital gains.
An analysis of the provision for income taxes follows:

	Year Ended December 31
	2019	2018	2017
Current income taxes
United States	$215	$177	$463
State	94	63	52
Other countries	238	229	330
Total	547	469	845
Deferred income taxes
United States	50	16	(68)
State	(16)	22	(3)
Other countries	(5)	(36)	2
Total	29	2	(69)
Total provision for income taxes	$576	$471	$776

47	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Income before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2019	2018	2017
United States	$2,252	$1,606	$1,995
Other countries	398	207	996
Total income before income taxes	$2,650	$1,813	$2,991
Deferred income tax assets and liabilities are composed of the following:

	December 31
	2019	2018
Deferred tax assets
Pension and other postretirement benefits	$253	$252
Tax credits and loss carryforwards	411	387
Lease liability	104	—
Other	388	449
	1,156	1,088
Valuation allowances	(248)	(220)
Total deferred tax assets	908	868

Deferred tax liabilities
Property, plant and equipment, net	795	789
Investments in subsidiaries	103	102
Goodwill	66	72
Lease asset	105	—
Other	108	143
Total deferred tax liabilities	1,177	1,106
Net deferred tax assets (liabilities)	$(269)	$(238)

Valuation allowances at the end of 2019 primarily relate to tax credits, capital loss carryforwards, and income tax loss carryforwards of $860. If these items are not utilized against taxable income, $457 of the income tax loss carryforwards will expire from 2020 through 2039. The remaining $403 has no expiration date.
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

48	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2019	2018	2017
U.S. statutory rate applied to income before income taxes	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	2.5	3.7	1.1
Statutory rates other than U.S. statutory rate	0.7	0.2	(3.1)
Routine tax incentives	(3.5)	(5.4)	(2.7)
Net tax (benefit) cost on foreign income	0.8	1.4	(0.7)
Net impact of the Tax Act	—	6.4	(2.5)
Valuation allowance	1.0	1.6	(0.1)
Nonrecurring capital loss	(1.8)	—	—
Other - net(a)	1.0	(2.9)	(1.1)
Effective income tax rate	21.7%	26.0%	25.9%

(a)	Other - net is composed of numerous items, none of which is greater than 1.05 percent and 1.75 percent of income before income taxes in 2019-2018 and 2017, respectively.
As of December 31, 2019, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $7.7 billion.  Earnings of $5.6 billion were previously subject to tax, primarily due to the one-time transition tax on foreign earnings required by the Tax Act.  Any additional taxes due with respect to such previously-taxed earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes.  Deferred taxes have been recorded on $0.9 billion of earnings, most of which were previously taxed for U.S. federal income tax purposes, of foreign consolidated subsidiaries expected to be repatriated.  We do not intend to distribute the remaining $4.7 billion of previously-taxed foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. state income taxes on such earnings.
Prior to the transition tax, we had an excess of the amount for financial reporting over the tax basis in our foreign subsidiaries. While the transition tax resulted in a reduction of the excess amount for financial reporting over the tax basis in our foreign subsidiaries, any remaining amount of financial reporting over tax basis after such reduction could be subject to additional taxes, if repatriated. However, we consider any excess to be indefinitely reinvested. The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the $4.7 billion of previously taxed foreign earnings is not practicable.
Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2019	2018	2017
Balance at January 1	$298	$354	$321
Gross increases for tax positions of prior years	36	75	50
Gross decreases for tax positions of prior years	(13)	(86)	(23)
Gross increases for tax positions of the current year	87	41	37
Settlements	(13)	(70)	(19)
Other	(12)	(16)	(12)
Balance at December 31	$383	$298	$354

Of the amounts recorded as unrecognized tax benefits at December 31, 2019, $326 would reduce our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During each of the three years ended December 31, 2019, the net impact of interest and penalties was not significant. Total accrued penalties and net accrued interest was $16 and $20 at December 31, 2019 and 2018, respectively.
It is reasonably possible that a number of uncertainties could be resolved within the next 12 months. The aggregate resolution of the uncertainties could be up to $180, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.

49	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

As of December 31, 2019, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2016 to 2019
United Kingdom	2016 to 2019
Brazil	2014 to 2019
Australia	2014 to 2019
China	2009 to 2019

Our U.S. federal income tax returns have been audited through 2015 and U.S. federal income tax amended returns are being audited for 2004, 2005, 2007 and 2013. We have various U.S. federal income tax return positions in administrative appeals for 2014 and 2015.
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
The Brazilian tax authority, Secretaria da Receita Federal do Brasil ("RFB"), concluded an audit for the taxable periods from 2008-2013. This audit included a review of our determinations of amortization of certain goodwill arising from prior acquisitions in Brazil, and the RFB has proposed adjustments that effectively eliminate the goodwill amortization benefits related to these transactions. Administrative appeals have been exhausted, and the dispute is moving into the judicial phase. The amount of the proposed tax adjustments and penalties is approximately $90 as of December 31, 2019 (translated at the December 31, 2019 currency exchange rate).  The amount ultimately in dispute will be significantly greater because of interest. We believe we have meritorious defenses and intend to vigorously defend these proposed adjustments; however, it is expected to take a number of years to reach resolution of this matter.
Note 12.    Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

(Millions of shares)	2019	2018	2017
Basic	343.6	348.0	353.6
Dilutive effect of stock options and restricted share unit awards	2.0	1.6	2.3
Diluted	345.6	349.6	355.9

Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of December 31, 2019, 2018 and 2017 was 341.4, 345.0 and 351.1, respectively.
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

50	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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

Net sales to Walmart Inc. as a percent of our consolidated net sales were approximately 14 percent in 2019, 2018 and 2017.
Information concerning consolidated operations by business segment is presented in the following tables:
Consolidated Operations by Business Segment

	Year Ended December 31
	2019	2018	2017
NET SALES(a)
Personal Care	$9,108	$9,037	$9,078
Consumer Tissue	5,993	6,015	5,932
K-C Professional	3,292	3,382	3,297
Corporate & Other	57	52	41
TOTAL NET SALES	$18,450	$18,486	$18,348

OPERATING PROFIT(b)
Personal Care	$1,904	$1,833	$1,933
Consumer Tissue	1,007	875	1,052
K-C Professional	657	634	645
Corporate & Other(c)	(787)	(1,112)	(245)
Other (income) and expense, net(d)	(210)	1	27
TOTAL OPERATING PROFIT	$2,991	$2,229	$3,358

(a)	Net sales in the U.S. to third parties totaled $9,027, $8,803 and $8,741 in 2019, 2018 and 2017, respectively. No other individual country's net sales exceeds 10 percent of total net sales.

(b)	Segment operating profit excludes other (income) and expense, net and income and expenses not associated with the business segments.

(c)
Corporate & Other includes charges of $515 and $921 related to the 2018 Global Restructuring Program in 2019 and 2018, respectively. Restructuring charges for the 2018 Global Restructuring Program related to the personal care, consumer tissue and K-C Professional business segments were $252, $176 and $75 for 2019 and $528, $229 and $125 for 2018, respectively.

(d)
Other (income) and expense, net for 2019 includes income of $31 from a gain on the sale of property associated with a former manufacturing facility that was closed in 2012 as part of a past restructuring, and for 2019 and 2018 includes income of $194 and $12 related to the 2018 Global Restructuring Program. 2017 includes a charge of $24 for the early redemption of debt.

51	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

	Personal Care	Consumer Tissue	K-C Professional	Corporate & Other	Total
Depreciation and Amortization
2019	$430	$372	$111	$4	$917
2018	426	331	121	4	882
2017	324	283	112	5	724
Capital Spending
2019	518	489	195	7	1,209
2018	415	299	157	6	877
2017	405	281	92	7	785
Goodwill(a)
2019	557	522	388	—	1,467
2018	564	522	388	—	1,474
2017	617	559	400	—	1,576
Assets
2019	6,630	4,954	2,442	1,257	15,283
2018	6,208	4,738	2,285	1,287	14,518
2017	6,592	5,007	2,255	1,297	15,151

(a)	In 2017, we acquired the remaining 50 percent of our joint venture in India, which resulted in the recognition of $35 of personal care goodwill. All other changes in goodwill are related to currency.
Sales of Principal Products

(Billions of dollars)	2019	2018	2017
Baby and child care products	$6.3	$6.3	$6.3
Consumer tissue products	6.0	6.0	5.9
Away-from-home professional products	3.3	3.4	3.3
All other	2.9	2.8	2.8
Consolidated	$18.5	$18.5	$18.3

Note 14.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2019	2018	2017
Advertising expense	$757	$655	$648
Research expense	284	317	309

52	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation's Share of Net Income
2019	$2,379	$727	$454	$255	$123
2018	2,264	635	388	215	103
2017	2,191	627	378	214	104
	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities	Stockholders' Equity
2019	$1,020	$1,275	$749	$1,196	$350
2018	921	1,247	578	1,237	353
2017	828	1,232	415	1,125	520

Equity companies are principally engaged in operations in the personal care and consumer tissue businesses. At December 31, 2019, our ownership interest in KCM and subsidiaries was 47.9 percent. KCM is partially owned by the public, and its stock is publicly traded in Mexico. At December 31, 2019, our investment in this equity company was $165, and the estimated fair value of the investment was $3.0 billion based on the market price of publicly traded shares. Our other equity ownership interests are not significant to our consolidated balance sheet or financial results.
At December 31, 2019, undistributed net income of equity companies included in consolidated retained earnings was $1.0 billion.
Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, Net	2019	2018
From customers	$2,131	$2,050
Other	181	167
Less allowance for doubtful accounts and sales discounts	(49)	(53)
Total	$2,263	$2,164

	December 31
	2019			2018
Summary of Inventories by Major Class	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$85	$236	$321	$99	$263	$362
Work in process	113	93	206	120	94	214
Finished goods	451	696	1,147	461	692	1,153
Supplies and other	—	271	271	—	275	275
	649	1,296	1,945	680	1,324	2,004
Excess of FIFO or weighted-average cost over LIFO cost	(155)	—	(155)	(191)	—	(191)
Total	$494	$1,296	$1,790	$489	$1,324	$1,813

Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

53	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

	December 31
Summary of Property, Plant and Equipment, Net	2019	2018
Land	$165	$169
Buildings	2,877	2,787
Machinery and equipment	13,946	14,059
Construction in progress	851	699
	17,839	17,714
Less accumulated depreciation	(10,389)	(10,555)
Total	$7,450	$7,159

Property, plant and equipment, net in the U.S. as of December 31, 2019 and 2018 was $3,787 and $3,625, respectively.

	December 31
Summary of Accrued Expenses and Other Current Liabilities	2019	2018
Accrued advertising and promotion	$415	$399
Accrued salaries and wages	463	369
Accrued rebates	241	239
Accrued taxes - income and other	231	260
Operating leases	130	—
Accrued restructuring	93	118
Accrued interest	81	75
Other	324	333
Total	$1,978	$1,793

Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Operating Working Capital	Year Ended December 31
	2019	2018	2017
Accounts receivable	$(116)	$33	$(44)
Inventories	24	(127)	(33)
Trade accounts payable	(153)	392	174
Accrued expenses	11	115	(102)
Accrued income taxes	(6)	64	(176)
Derivatives	1	30	(47)
Currency and other	(49)	(118)	80
Total	$(288)	$389	$(148)

	Year Ended December 31
Other Cash Flow Data	2019	2018	2017
Interest paid	$255	$264	$354
Income taxes paid	528	395	961

54	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Kimberly-Clark Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Table of Contents at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2020, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sales Incentives and Trade Promotion Allowances - Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Corporation utilizes various trade promotional programs globally. The cost of promotion activities is classified as a reduction in sales revenue and can result in a period of time between the date the customer earns a promotion and the date the customer claims the promotion. The Corporation records an accrual for estimated promotions using customer sales associated with valid promotion events, actual promotional claims, and forecasted information of amounts earned by the customer but not yet claimed. As of December 31, 2019, the accrual balance was approximately $380 million.

55	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

We identified trade promotions and the related accrual as a critical audit matter because of the complexity and volume of the Corporation’s processes related to trade promotion programs and the subjectivity of estimating future customer claims. This required an extensive audit effort due to the complexity and volume of the trade promotional programs and information systems utilized globally as well as the subjectivity of estimating future customer claims related to the trade promotion accrual.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the reduction in revenue associated with trade promotions and the trade promotion accrual included the following, among others:

▪	With the assistance of our IT specialists, we:
- Identified the significant systems used to process trade promotion transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls
- Tested the effectiveness of automated controls over revenue streams, including those over the evaluation of the accuracy and completeness of trade promotions

▪
We tested the effectiveness of controls over the trade promotion claims and accrual, including those over the quantity of customer sales associated with valid promotional events and the estimated future promotional claims associated with the trade accrual.

▪
We evaluated gross sales using either analytical procedures or by evaluating individual promotional transactions. When analytical procedures were performed, we predicted gross sales based on the relationship with either cost of products sold or sales volume and average sales price per unit adjusted for changes in data such as changes in product mix, sales margin, or inflation. When individual promotional transactions were evaluated, we obtained evidence of the promotional agreement with the customer and the amounts of the promotions earned.

▪	We evaluated management’s ability to estimate future promotional claims by comparing actual promotional claims to management’s historical estimate.

▪
We evaluated the reasonableness of management’s estimate of future promotional claims by testing the underlying data related to (1) customer sales associated with valid promotional events, (2) actual promotional claims, and (3) forecasted information.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 13, 2020
We have served as the Corporation’s auditor since 1928.

56	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective.
Deloitte & Touche LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, and has expressed an unqualified opinion in their report, which appears in this report.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Kimberly-Clark Corporation:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, of the Corporation and our report dated February 13, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion

57	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 13, 2020
ITEM 9B.    OTHER INFORMATION
None.

58	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2020 Proxy Statement for the Annual Meeting of Stockholders (the "2020 Proxy Statement") are incorporated in this Item 10 by reference:

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
Information regarding our executive officers is reported under the caption "Information About Our Executive Officers" in Part I of this Report.
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of our 2020 Proxy Statement captioned "Compensation Discussion and Analysis," "Compensation Tables," "Director Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Other Information - CEO Pay Ratio Disclosure" is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the sections of our 2020 Proxy Statement captioned "Compensation Tables - Equity Compensation Plan Information" and "Other Information - Security Ownership Information" is incorporated in this Item 12 by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of our 2020 Proxy Statement captioned "Other Information - Transactions with Related Persons" and "Corporate Governance - Director Independence" is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the sections of our 2020 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditor" is incorporated in this Item 14 by reference.

59	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements.
The financial statements are set forth under Item 8 of this report on Form 10-K.

2.	Financial statement schedules.
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

Exhibit No. (4)a.
First Amended and Restated Indenture dated as of March 1, 1988 between the Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The First National Bank of Chicago) as Trustee (originally executed with Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-3 filed on February 2, 1998 (Registration No. 333-45399)).

Exhibit No. (4)b.
First Supplemental Indenture, dated as of November 6, 1992, to the Indenture (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-3 filed on June 17, 1994 (Registration No. 33-54177)).

Exhibit No. (4)c.
Second Supplemental Indenture, dated as of May 25, 1994, to the Indenture (incorporated by reference to Exhibit No. 4.4 to the Registration Statement on Form S-3 filed on June 17, 1994 (Registration No. 33-54177)).

Exhibit No. (4)b.	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (4)e.	Description of the Corporation’s Common Stock, filed herewith.

Exhibit No. (4)f.	Description of the Corporation’s 0.625% Notes due 2024, filed herewith.

60	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

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
Form of Award Agreements under 2011 Equity Participation Plan for Nonqualified Stock Options, incorporated by reference to Exhibit No. (10)n of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

Exhibit No. (10)p.
Severance Pay Plan, amended and restated, effective January 1, 2017, incorporated by reference to Exhibit No. (10)p of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.*

61	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

Exhibit No. (10)q.	Form of Award Agreements under 2011 Equity Participation Plan for Performance Restricted Stock Units, filed herewith.**

Exhibit No. (10)r.
Form of Award Agreements under 2011 Equity Participation Plan for Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)r of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

Exhibit No. (10)s.	First Amendment to 2011 Equity Participation Plan, effective February 12, 2020, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No. 104	The cover page from this Current Report on Form 10-K formated as Inline XBRL

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

**
Exhibit filed herewith for the purpose of correcting a typographical error in the exhibit originally filed as Exhibit No. (10)q of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

62	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

ITEM 16. FORM 10-K SUMMARY
None.

63	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 13, 2020	By:	/s/ Maria Henry
Maria Henry
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael D. Hsu	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 13, 2020
Michael D. Hsu

/s/ Maria Henry	Senior Vice President and Chief Financial Officer (principal financial officer)	February 13, 2020
Maria Henry

/s/ Andrew S. Drexler	Vice President and Controller (principal accounting officer)	February 13, 2020
Andrew S. Drexler

Directors

Abelardo E. Bru	Christa S. Quarles
Robert W. Decherd	Ian C. Read
Mae C. Jemison	Marc J. Shapiro
Nancy J. Karch	Dunia A. Shive
S. Todd Maclin	Mark T. Smucker
Sherilyn S. McCoy	Michael D. White

By:	/s/ Andrew S. Drexler	February 13, 2020
Andrew S. Drexler Attorney-in-Fact

64	KIMBERLY-CLARK CORPORATION - 2019 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2019
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$36	$2	$(1)	$5	(b)	$32
Allowances for sales discounts	17	249	(4)	245	(c)	17
December 31, 2018
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$38	$15	$(3)	$14	(b)	$36
Allowances for sales discounts	18	248	(4)	245	(c)	17
December 31, 2017
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$50	$8	$2	$22	(b)	$38
Allowances for sales discounts	18	247	—	247	(c)	18

(a)	Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.

(b)	Primarily uncollectible receivables written off.

(c)	Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2019
Deferred taxes
Valuation allowance	$220	$26	$—	$(2)	$248
December 31, 2018
Deferred taxes
Valuation allowance	$176	$55	$—	$11	$220
December 31, 2017
Deferred taxes
Valuation allowance	$225	$(59)	$—	$(10)	$176

(a)	Represents the net currency effects of translating valuation allowances at current rates of exchange.

65	KIMBERLY-CLARK CORPORATION - 2019 Annual Report