Form 10-Q
period 2020-03-31
KIMBERLY CLARK CORP
filed 2020-04-22
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of April 15, 2020, there were 340,547,119 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2020	2019
Net Sales	$5,009	$4,633
Cost of products sold	3,218	3,205
Gross Profit	1,791	1,428
Marketing, research and general expenses	873	769
Other (income) and expense, net	14	4
Operating Profit	904	655
Nonoperating expense	(11)	(11)
Interest income	2	3
Interest expense	(61)	(65)
Income Before Income Taxes and Equity Interests	834	582
Provision for income taxes	(197)	(143)
Income Before Equity Interests	637	439
Share of net income of equity companies	38	27
Net Income	675	466
Net income attributable to noncontrolling interests	(15)	(12)
Net Income Attributable to Kimberly-Clark Corporation	$660	$454

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.93	$1.32
Diluted	$1.92	$1.31
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2020	2019
Net Income	$675	$466
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(399)	26
Employee postretirement benefits	34	(4)
Other	32	(17)
Total Other Comprehensive Income (Loss), Net of Tax	(333)	5
Comprehensive Income	342	471
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(7)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$339	$464
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2020 Data is Unaudited)

(Millions of dollars)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$979	$442
Accounts receivable, net	2,519	2,263
Inventories	1,539	1,790
Other current assets	609	562
Total Current Assets	5,646	5,057
Property, Plant and Equipment, Net	7,226	7,450
Investments in Equity Companies	314	268
Goodwill	1,361	1,467
Other Assets	1,130	1,041
TOTAL ASSETS	$15,677	$15,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,238	$1,534
Trade accounts payable	2,876	3,055
Accrued expenses and other current liabilities	2,008	1,978
Dividends payable	361	352
Total Current Liabilities	6,483	6,919
Long-Term Debt	7,210	6,213
Noncurrent Employee Benefits	859	897
Deferred Income Taxes	512	511
Other Liabilities	538	520
Redeemable Preferred Securities of Subsidiaries	29	29
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at March 31, 2020 and December 31, 2019	473	473
Additional paid-in capital	559	556
Common stock held in treasury, at cost - 37.8 and 37.1 million shares at March 31, 2020 and December 31, 2019, respectively	(4,562)	(4,454)
Retained earnings	6,978	6,686
Accumulated other comprehensive income (loss)	(3,615)	(3,294)
Total Kimberly-Clark Corporation Stockholders' Equity	(167)	(33)
Noncontrolling Interests	213	227
Total Stockholders' Equity	46	194
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,677	$15,283
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	378,597	$473	$556	37,149	$(4,454)	$6,686	$(3,294)	$227	$194
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	660	—	14	674
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(321)	(12)	(333)
Stock-based awards exercised or vested	—	—	(14)	(1,065)	121	—	—	—	107
Shares repurchased	—	—	—	1,677	(229)	—	—	—	(229)
Recognition of stock-based compensation	—	—	15	—	—	—	—	—	15
Dividends declared ($1.07 per share)	—	—	—	—	—	(365)	—	(17)	(382)
Other	—	—	2	—	—	(3)	—	1	—
Balance at March 31, 2020	378,597	$473	$559	37,761	$(4,562)	$6,978	$(3,615)	$213	$46

	Three Months Ended March 31, 2019
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	378,597	$473	$548	33,635	$(3,956)	$5,947	$(3,299)	$241	$(46)
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	454	—	11	465
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	10	(5)	5
Stock-based awards exercised or vested	—	—	(27)	(487)	55	—	—	—	28
Shares repurchased	—	—	—	1,509	(174)	—	—	—	(174)
Recognition of stock-based compensation	—	—	17	—	—	—	—	—	17
Dividends declared ($1.03 per share)	—	—	—	—	—	(354)	—	(24)	(378)
Other	—	—	—	—	—	1	—	—	1
Balance at March 31, 2019	378,597	$473	$538	34,657	$(4,075)	$6,048	$(3,289)	$223	$(82)

See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2020	2019
Operating Activities
Net income	$675	$466
Depreciation and amortization	213	234
Stock-based compensation	15	16
Deferred income taxes	(9)	11
Net (gains) losses on asset dispositions	7	6
Equity companies' earnings (in excess of) less than dividends paid	(38)	(27)
Operating working capital	(144)	(375)
Postretirement benefits	(14)	(12)
Other	(1)	(2)
Cash Provided by Operations	704	317
Investing Activities
Capital spending	(352)	(316)
Investments in time deposits	(105)	(80)
Maturities of time deposits	96	72
Other	2	—
Cash Used for Investing	(359)	(324)
Financing Activities
Cash dividends paid	(357)	(345)
Change in short-term debt	(282)	851
Debt proceeds	1,241	—
Debt repayments	(252)	(402)
Proceeds from exercise of stock options	108	26
Acquisitions of common stock for the treasury	(214)	(164)
Other	(24)	(8)
Cash Used for Financing	220	(42)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(28)	1
Change in Cash and Cash Equivalents	537	(48)
Cash and Cash Equivalents - Beginning of Period	442	539
Cash and Cash Equivalents - End of Period	$979	$491
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
For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of March 31, 2020, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the three months ended March 31, 2020 and 2019.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The effects of this standard on our financial position, results of operations and cash flows are not expected to be material.
Accounting Standards Issued - Not Yet Adopted
The FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.

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
The restructuring is expected to be completed in 2021, with total costs anticipated to be toward the high end of the previously estimated range of $1.7 billion to $1.9 billion pre-tax ($1.3 billion to $1.4 billion after tax). Cash costs are expected to be $900 to $1.0 billion, primarily related to workforce reductions.  Non-cash charges are expected to be $800 to $900 pre-tax and will primarily consist of incremental depreciation, asset write-offs and pension settlement and curtailment charges.
The following net charges were incurred in connection with the 2018 Global Restructuring Program:

	Three Months Ended March 31
	2020	2019
Cost of products sold:
Charges for workforce reductions	$—	$30
Asset write-offs	6	12
Incremental depreciation	35	67
Other exit costs	29	16
Total	70	125
Marketing, research and general expenses:
Charges (adjustments) for workforce reductions	(3)	4
Other exit costs	26	24
Total	23	28
Other (income) and expense, net	—	(1)
Total charges	93	152
Provision for income taxes	(18)	(31)
Net charges	75	121
Net impact related to equity companies and noncontrolling interests	(1)	1
Net charges attributable to Kimberly-Clark Corporation	$74	$122

The following summarizes the restructuring liabilities activity:

	2020	2019
Restructuring liabilities at January 1	$132	$210
Charges for workforce reductions and other cash exit costs	50	74
Cash payments	(64)	(71)
Currency and other	(7)	6
Restructuring liabilities at March 31	$111	$219
Restructuring liabilities of $77 and $132 are recorded in Accrued expenses and other current liabilities and $34 and $87 are recorded in Other Liabilities as of March 31, 2020 and 2019, respectively. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statements.
Through March 31, 2020, cumulative pre-tax charges for the 2018 Global Restructuring Program were $1.5 billion ($1.1 billion after tax).

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
During the three months ended March 31, 2020 and for the full year 2019, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At March 31, 2020 and December 31, 2019, derivative assets were $166 and $34, respectively, and derivative liabilities were $44 and $44, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 6.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $29 at March 31, 2020 and December 31, 2019. They are not traded in active markets. As of March 31, 2020, the fair values of the redeemable securities were based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $65 and $76 at March 31, 2020 and December 31, 2019, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		March 31, 2020		December 31, 2019
Assets
Cash and cash equivalents(a)	1	$979	$979	$442	$442
Time deposits(b)	1	269	269	275	275
Liabilities
Short-term debt(c)	2	481	481	775	775
Long-term debt(d)	2	7,967	8,864	6,972	7,877
(a)Cash equivalents are composed of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.
(b)Time deposits are composed of deposits with original maturities of more than 90 days but less than one year and instruments with original maturities of greater than one year, included in Other current assets or Other Assets in the consolidated balance sheet, as appropriate. Time deposits are recorded at cost, which approximates fair value.
(c)Short-term debt is composed of U.S. commercial paper and/or other similar short-term debt issued by non-U.S. subsidiaries, all of which are recorded at cost, which approximates fair value.
(d)Long-term debt includes the current portion of these debt instruments. Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.

Note 4. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended March 31
(Millions of shares)	2020	2019
Basic	341.4	344.3
Dilutive effect of stock options and restricted share unit awards	2.7	1.7
Diluted	344.1	346.0
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of March 31, 2020 and 2019 was 340.8 million and 343.9 million, respectively.
Note 5. Stockholders' Equity
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
The change in net unrealized currency translation for the three months ended March 31, 2020 was primarily due to weakening of foreign currencies versus the U.S. dollar.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans	Cash Flow Hedges and Other
Balance as of December 31, 2018	$(2,297)	$(1,017)		$12	$3
Other comprehensive income (loss) before reclassifications	31	(7)		—	(12)
(Income) loss reclassified from AOCI	—	3	(a)	—	(5)
Net current period other comprehensive income (loss)	31	(4)		—	(17)
Balance as of March 31, 2019	$(2,266)	$(1,021)		$12	$(14)

Balance as of December 31, 2019	$(2,271)	$(979)		$(13)	$(31)
Other comprehensive income (loss) before reclassifications	(386)	19		5	31
(Income) loss reclassified from AOCI	—	10	(a)	—	—
Net current period other comprehensive income (loss)	(386)	29		5	31
Balance as of March 31, 2020	$(2,657)	$(950)		$(8)	$—
(a) Included in computation of net periodic benefit costs.
Note 6. Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments.
At March 31, 2020 and December 31, 2019, derivative assets were $166 and $34, respectively, and derivative liabilities were $44 and $44, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.

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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of March 31, 2020, the aggregate notional values and carrying values of outstanding interest rate contracts designated as fair value hedges were $300 and $322, respectively. For the three months ended March 31, 2020 and 2019, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of March 31, 2020, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2020 and future periods. As of March 31, 2020, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $698. For the three months ended March 31, 2020 and 2019, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2020, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at March 31, 2020 is March 2022.

Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.6 billion at March 31, 2020. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the three months ended March 31, 2020, unrealized gains of $93 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of March 31, 2020.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Losses of $4 and $8 were recorded in the three months ended March 31, 2020 and 2019, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At March 31, 2020, the notional value of these undesignated derivative instruments was approximately $1.9 billion.
Note 7. Business Segment Information
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
The principal sources of revenue in each global business segment are described below:
•Personal Care brands offer our consumers a trusted partner in caring for themselves and their families by delivering confidence, protection and discretion through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, and other related products. Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, DryNites, Kotex, U by Kotex, Intimus, Depend, Plenitud, Poise and other brand names.
•Consumer Tissue offers a wide variety of innovative solutions and trusted brands that responsibly improve everyday living for families around the world. Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Viva, Andrex, Scottex, Neve and other brand names.
•K-C Professional partners with businesses to create Exceptional Workplaces, helping to make them healthier, safer and more productive through a range of solutions and supporting products such as wipers, tissue, towels, apparel, soaps and sanitizers. Our brands, including Kleenex, Scott, WypAll, Kimtech and KleenGuard are well known for quality and trusted to help people around the world work better.

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended March 31
	2020	2019	Change
NET SALES
Personal Care	$2,422	$2,275	+6%
Consumer Tissue	1,723	1,526	+13%
K-C Professional	848	817	+4%
Corporate & Other	16	15	N.M.
TOTAL NET SALES	$5,009	$4,633	+8%

OPERATING PROFIT
Personal Care	$527	$484	+9%
Consumer Tissue	365	241	+51%
K-C Professional	181	150	+21%
Corporate & Other(a)	(155)	(216)	N.M.
Other (income) and expense, net(a)	14	4	+250%
TOTAL OPERATING PROFIT	$904	$655	+38%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including charges related to the 2018 Global Restructuring Program. Restructuring charges related to the personal care, consumer tissue and K-C Professional business segments were $34, $42 and $15, respectively, for the three months ended March 31, 2020 and $89, $46 and $16, respectively, for the three months ended March 31, 2019.
N.M. - Not Meaningful
Sales of Principal Products

	Three Months Ended March 31
(Billions of dollars)	2020	2019
Baby and child care products	$1.7	$1.6
Consumer tissue products	1.7	1.5
Away-from-home professional products	0.8	0.8
All other	0.8	0.7
Consolidated	$5.0	$4.6
Note 8. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2020			December 31, 2019
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$87	$205	$292	$85	$236	$321
Work in process	102	75	177	113	93	206
Finished goods	417	535	952	451	696	1,147
Supplies and other	—	265	265	—	271	271
	606	1,080	1,686	649	1,296	1,945
Excess of FIFO or weighted-average cost over LIFO cost	(147)	—	(147)	(155)	—	(155)
Total	$459	$1,080	$1,539	$494	$1,296	$1,790
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2020	December 31, 2019
Land	$160	$165
Buildings	2,786	2,877
Machinery and equipment	13,610	13,946
Construction in progress	838	851
	17,394	17,839
Less accumulated depreciation	(10,168)	(10,389)
Total	$7,226	$7,450

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis ("MD&A") of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects.  The following will be discussed and analyzed:
•Overview of First Quarter 2020 Results
•Impact of COVID-19
•Results of Operations and Related Information
•Liquidity and Capital Resources
•Information Concerning Forward-Looking Statements
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea. We have three reportable business segments: Personal Care, Consumer Tissue and K-C Professional. These business segments are described in greater detail in Note 7 to the unaudited interim consolidated financial statements.
This section presents a discussion and analysis of our first quarter 2020 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Change in foreign currency exchange rates and exited businesses also impact the year-over-year change in net sales. Our analysis compares the three months ended March 31, 2020 results to the same period in 2019.
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
The non-GAAP financial measures exclude the following item for the relevant time periods as indicated in the reconciliations included later in this MD&A:
•2018 Global Restructuring Program - In 2018, we initiated this restructuring program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. See Item 1, Note 2 to the unaudited interim consolidated financial statements for details.
Overview of First Quarter 2020 Results
•Net sales of $5.0 billion increased 8 percent compared to the year-ago period, including organic sales growth of 11 percent. Changes in foreign currency exchange rates reduced sales by 2 percent and business exits in conjunction with the 2018 Global Restructuring Program reduced sales slightly.
•Operating profit was $904 in 2020 and $655 in 2019. Net Income Attributable to Kimberly-Clark Corporation was $660 in 2020 compared to $454 in 2019, and diluted earnings per share were $1.92 in 2020 compared to $1.31 in 2019. Results in 2020 and 2019 include charges related to the 2018 Global Restructuring Program.
Impact of COVID-19
Over the past few months, we have seen the profound impact that the novel coronavirus (COVID-19) is having on human health, the global economy and society at large. Kimberly-Clark has been actively addressing the COVID-19 situation and its impact globally, with global crisis response teams working to mitigate the potential impacts to our people and business. The impact of COVID-19 and measures to prevent its spread are affecting our business in a number of ways.
We continue to believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results.
Health and Safety of our People and Consumers
From the beginning of the COVID-19 pandemic, our priority has been the safety of our employees and consumers. We are incredibly proud of the great teamwork exhibited by our approximately 40,000 employees around the world who are doing their best to provide a steady supply of product. We have taken extra precautions globally at our office, mill and distribution center operations, which were developed in line with guidance from global health authorities, including social distancing, thermal scanning and partitions in our facilities.
We have also provided employee appreciation bonuses to front-line workers and expanded certain sick leave policies to provide our employees with additional flexibility. In addition, we implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely.
Customer Demand
In the first quarter, particularly in March, we experienced increased demand across all business segments and major geographies as consumers increased home inventory levels in response to COVID-19. We expect to see continued strong demand in the beginning of the second quarter in some of our businesses as retailers rebuild inventory levels, which we expect will be followed by periods of potential demand softness and volatility as consumers use existing home inventories and demand potentially returns to more normal levels. The ultimate timing and impact of this demand volatility will depend on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences.
The near-term increase in demand has created operational challenges for our distribution network, though none have had a material impact on our results to date. We have taken immediate action to accelerate production, including simplifying the number of specific product offerings we make in order to improve overall production levels, particularly in our Consumer Tissue business.
While our K-C Professional business experienced strong demand in the first quarter, we expect volume declines in this business in the near term given the reduction in global business activity with much of the population working from home. We expect these challenges to continue until business and economic conditions return to more normal levels.
Facilities and Supply Chain
During 2020, we have experienced temporary closures of certain facilities, though we have not experienced a material impact from a plant closure to date and our facilities have largely been exempt or partially exempt from government closure orders. At many of our facilities, we have been experiencing reduced productivity and increased employee absences, which we expect to continue in the current situation.
Throughout our supply chain, we are also facing increased operational and logistics costs, though these did not have a material impact on our first quarter results. We continue to place a priority on business continuity and contingency planning, including for potential extended closures of any key facilities or disruptions related to our key suppliers that might arise related to COVID-19. We may experience additional disruptions in our supply chain as the pandemic continues, though we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.
As a result of the outbreak of COVID-19 and the related uncertainty and complexity of the situation, certain of our restructuring activities for our 2018 Global Restructuring Program have been delayed and we now expect these activities and the related charges will extend into 2021 rather than being completed at the end of 2020 as previously planned as further described in the “2018 Global Restructuring Program” section below.
Foreign Currency Exchange Rates and Commodity Prices
During the first quarter, we experienced increased volatility in foreign currency exchange rates and commodity prices, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. Certain foreign currency rates have depreciated significantly against the U.S. dollar this year, with numerous currencies in D&E markets down 20 percent through the first quarter. Commodity prices, including polymer resin and oil, have also declined year-to-date, providing some incremental benefits to our first quarter results. We expect continued volatility in foreign currency exchange rates and commodity prices during 2020, though we cannot reasonably estimate the duration or extent of that volatility.

Liquidity and Capital Resources
Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment. In the first quarter, we took additional actions to provide additional liquidity and flexibility, as described in “Liquidity and Capital Resources” section below, and we will continue to actively monitor the potential impacts of COVID-19 and related events on the commercial paper and credit markets.
As we continue to manage our business in this uncertain environment, our priorities will remain the health and safety of our people, providing our essential products to consumers around the world, and prudently managing our business to deliver long-term growth.
Results of Operations and Related Information
This section presents a discussion and analysis of our first quarter 2020 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended March 31
	2020	2019	Percent Change
Net Sales:
North America	$2,601	$2,390	+9%
Outside North America	2,484	2,315	+7%
Intergeographic sales	(76)	(72)	N.M.
Total Net Sales	5,009	4,633	+8%
Operating Profit:
North America	659	572	+15%
Outside North America	414	303	+37%
Corporate & Other(a)	(155)	(216)	N.M.
Other (income) and expense, net(a)	14	4	N.M.
Total Operating Profit	904	655	+38%
Share of net income of equity companies	38	27	+41%
Net Income Attributable to Kimberly-Clark Corporation	660	454	+45%
Diluted Earnings per Share	1.92	1.31	+47%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended March 31, 2020
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,218	$70	$3,148
Gross Profit	1,791	(70)	1,861
Marketing, research and general expenses	873	23	850
Operating Profit	904	(93)	997
Provision for income taxes	(197)	18	(215)
Effective tax rate	23.6%	—	23.2%
Net income attributable to noncontrolling interests	(15)	1	(16)
Net Income Attributable to Kimberly-Clark Corporation	660	(74)	734
Diluted Earnings per Share(a)	1.92	(0.22)	2.13

	Three Months Ended March 31, 2019
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	3,205	125	3,080
Gross Profit	1,428	(125)	1,553
Marketing, research and general expenses	769	28	741
Other (income) and expense, net	4	(1)	5
Operating Profit	655	(152)	807
Provision for income taxes	(143)	31	(174)
Effective tax rate	24.6%	—	23.7%
Share of net income of equity companies	27	(2)	29
Net income attributable to noncontrolling interests	(12)	1	(13)
Net Income Attributable to Kimberly-Clark Corporation	454	(122)	576
Diluted Earnings per Share(a)	1.31	(0.35)	1.66
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Net Sales	Percent Change For the Three Months Ended March 31, 2020	Adjusted Operating Profit	Percent Change For the Three Months Ended March 31, 2020
Volume	8	Volume	18
Net Price	1	Net Price	6
Mix/Other	1	Input Costs	14
Currency	(2)	Cost Savings(c)	16
Total(a)	8	Currency Translation	(2)
		Other(d)	(28)
Organic(b)	11	Total	24
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
Net sales of $5.0 billion increased 8 percent compared to the year-ago period. Changes in foreign currency exchange rates reduced sales by 2 percent and business exits in conjunction with the 2018 Global Restructuring Program reduced sales slightly. Organic sales increased 11 percent. Volumes increased more than 8 percent, driven by increased shipments to support consumer stock up related to the global outbreak of COVID-19. The stock up impacted all business segments, in particular consumer tissue, and all major geographies. Changes in net selling prices and product mix each improved sales by 1 percent. In North America, organic sales increased 11 percent in consumer products and 6 percent in K-C Professional. Outside North America, organic sales rose 9 percent in D&E markets and 15 percent in developed markets.
Operating profit in the first quarter was $904 in 2020 and $655 in 2019. Results in both periods include charges related to the 2018 Global Restructuring Program. First quarter adjusted operating profit was $997 in 2020 and $807 in 2019. Results benefited from organic sales growth, $100 of cost savings from our FORCE program and $25 of cost savings from the 2018 Global Restructuring Program. Input costs decreased $115, driven by pulp, while other manufacturing costs rose year-on-year. Advertising spending increased and selling, general and administrative costs were also higher compared to the prior year. Foreign currency translation effects reduced operating profit by $15 and transaction effects also negatively impacted the comparison.
The first quarter effective tax rate was 23.6 percent in 2020 and 24.6 percent in 2019. The first quarter adjusted effective tax rate was 23.2 percent in 2020 and 23.7 percent in 2019.

Our share of net income of equity companies in the first quarter was $38 in 2020 and $27 in 2019. The improvement was driven by volume growth and lower input costs.
Diluted net income per share for the first quarter of 2020 was $1.92 in 2020 and $1.31 in 2019. First quarter adjusted earnings per share were $2.13 in 2020, an increase of 28 percent compared to $1.66 in 2019.

Results by Business Segments
Personal Care

	Three Months Ended March 31			Three Months Ended March 31
	2020	2019		2020	2019
Net Sales	$2,422	$2,275	Operating Profit	$527	$484

Net Sales		Percent Change	Operating Profit		Percent Change
Volume		7	Volume		14
Net Price		1	Net Price		4
Mix/Other		2	Input Costs		3
Currency		(3)	Cost Savings(c)		13
Total(a)		6	Currency Translation		(2)
			Other(d)		(23)
Organic(b)		9	Total		9
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
Net sales in North America increased 10 percent. Volumes increased 7 percent, and changes in product mix and net selling prices increased sales by 2 percent and 1 percent, respectively. Volumes increased double-digits in adult care, high-single digits in feminine care and mid-single digits in baby and child care. The changes in product mix and net selling prices were driven by baby and child care.
Net sales in D&E markets increased 3 percent despite a 6 percent negative impact from changes in foreign currency exchange rates. Volumes increased 6 percent, and changes in product mix and net selling prices increased sales by 3 percent and 1 percent, respectively. Volumes increased in Asia-Pacific, Eastern Europe, the Middle East and South Africa.
Net sales in developed markets outside North America. increased 5 percent despite a 5 percent negative impact from changes in foreign currency exchange rates. Volumes increased 8 percent, driven by Australia and Western/Central Europe, and changes in net selling prices and product mix each increased sales by 1 percent.
Operating profit of $527 increased 9 percent. The comparison benefited from organic sales growth, cost savings and lower input costs. Results were impacted by higher advertising spending, increased selling, general and administrative costs, other manufacturing cost increases and unfavorable currency effects.

Consumer Tissue

	Three Months Ended March 31			Three Months Ended March 31
	2020	2019		2020	2019
Net Sales	$1,723	$1,526	Operating Profit	$365	$241

Net Sales		Percent Change	Operating Profit		Percent Change
Volume		14	Volume		26
Net Price		1	Net Price		6
Mix/Other		—	Input Costs		32
Currency		(2)	Cost Savings(c)		19
Total(a)		13	Currency Translation		(1)
			Other(d)		(31)
Organic(b)		14	Total		51
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Net sales in North America increased 12 percent. Volumes rose 10 percent and changes in net selling prices increased sales by 3 percent, while changes in product mix decreased sales by 1 percent. The volume increase included double-digit gains on bathroom tissue and facial tissue driven by increased shipments to support consumer stock up related to the global outbreak of COVID-19.
Net sales in D&E markets increased 10 percent despite a 3 percent negative impact from changes in foreign currency exchange rates. Volumes increased 12 percent and changes in product mix increased sales by 2 percent, while changes in net selling prices decreased sales by 1 percent. Volumes increased in all major geographies driven by increased shipments to support consumer stock up related to the global outbreak of COVID-19.
Net sales in developed markets outside North America increased 17 percent. Volumes rose 21 percent, with significant increases in all markets, driven by increased shipments to support consumer stock up related to the global outbreak of COVID-19. Changes in product mix increased sales by 1 percent. Changes in foreign currency exchange rates and net selling prices decreased sales by 4 percent and 1 percent, respectively.
Operating profit of $365 increased 51 percent. Results benefited from organic sales growth, lower input costs and cost savings. The comparison was impacted by other manufacturing cost increases, higher selling, general and administrative costs, increased advertising spending and unfavorable currency effects.

K-C Professional

	Three Months Ended March 31				Three Months Ended March 31
	2020	2019		2020	2019
Net Sales	$848	$817	Operating Profit	$181	$150

Net Sales		Percent Change		Operating Profit	Percent Change
Volume		4		Volume	8
Net Price		2		Net Price	9
Mix/Other		1		Input Costs	13
Exited Businesses(e)		(1)		Cost Savings(c)	12
Currency		(2)		Currency Translation	(2)
Total(a)		4		Other(d)	(19)
Organic(b)		7		Total	21
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
(e) Exited businesses in conjunction with the 2018 Global Restructuring Program.
Net sales in North America increased 5 percent. Volumes increased 4 percent and changes in net selling prices and product mix each increased sales by 1 percent. Business exits in conjunction with the 2018 Global Restructuring Program reduced sales by 1 percent.
Net sales in D&E markets increased 2 percent despite a 4 percent negative impact from changes in foreign currency exchange rates. Higher volumes and changes in net selling prices each increased sales by 3 percent, while changes in product mix decreased sales by 1 percent.
Net sales in developed markets outside North America increased 5 percent. Changes in product mix increased sales by 4 percent and higher volumes and changes in net selling prices each increased sales by 3 percent, while changes in foreign currency exchange rates were unfavorable by 4 percent.
Operating profit of $181 increased 21 percent. Results benefited from organic sales growth, cost savings and lower input costs. The comparison was impacted by higher selling, general and administrative costs and other manufacturing cost increases.
2018 Global Restructuring Program
As a result of the outbreak of COVID-19 and the related uncertainty and complexity of the environment, we now expect that some restructuring activity and the related charges will extend into 2021 rather than being completed at the end of 2020 as previously planned. Total restructuring charges to implement the program are expected to be toward the high end of the previously estimated range of $1.7 billion to $1.9 billion pre-tax ($1.3 billion to $1.4 billion after tax). We continue to expect the program will generate annual pre-tax cost savings of $500 to $550. We continue to target to achieve those savings by the end of 2021, although it is possible the full realization could occur in 2022 because of the uncertainties related to COVID-19. Savings for the first three months of 2020 were $25, bringing cumulative savings to $325. See Item 1, Note 2 to the unaudited interim consolidated financial statements for additional information.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $704 for the first three months of 2020 compared to $317 in the prior year. The increase was driven by higher earnings and improved working capital.
Investing
During the three months ended March 31, 2020, our capital spending was $352 compared to $316 in the prior year.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $0.5 billion as of March 31, 2020 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the first quarter of 2020 was

$0.7 billion. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At March 31, 2020 and December 31, 2019, total debt was $8.4 billion and $7.7 billion, respectively.
In February 2020, we issued $500 aggregate principal amount of 2.875% notes due February 7, 2050. Proceeds from the offering were used for general corporate purposes including the repayment of a portion of our commercial paper indebtedness.
In March 2020, we issued $750 aggregate principal amount of 3.10% notes due March 26, 2030. Proceeds from the offering were used for general corporate purposes including the repayment of a portion of our commercial paper indebtedness.
We maintain a $2.0 billion revolving credit facility which expires in June 2023 and a $750 revolving credit facility which expires in June 2020.  These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
In July 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced that it intends to phase out LIBOR by the end of 2021. We are currently evaluating the potential effect of the eventual replacement of the LIBOR, but we do not expect the effect to be material. Accounting guidance has been recently issued to ease the transition to alternative reference rates from a financial reporting perspective. See Item 1, Note 1 to the unaudited interim consolidated financial statements for details.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first three months of 2020, we repurchased 1.6 million shares of our common stock at a cost of $224 through a broker in the open market. We are temporarily suspending our share repurchase program effective April 24, 2020 for at least the remainder of the second quarter to enhance flexibility in the current environment. We do not expect any change in our plans for our quarterly dividend, which was increased by 3.9 percent in January 2020. We will continue to monitor the environment and further assess our share repurchase program later in the year.
K-C Argentina began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of March 31, 2020, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the three months ended March 31, 2020.
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
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including pandemics (including the ongoing COVID-19 outbreak), epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, potential competitive pressures on selling prices for our products, energy costs, our ability to maintain key customer relationships and retail trade customer actions, as well as general economic and political conditions globally and in the markets in which we do business, could affect the realization of these estimates.

For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of this report entitled "Risk Factors" and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 entitled "Risk Factors." Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.
Item 4. Controls and Procedures
As of March 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
Our business faces many risks and uncertainties that we cannot control. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.
The risk factor described below updates the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, to include additional information.
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and cash flows.
Our business and financial results may be negatively impacted by health epidemics, pandemics and similar outbreaks. The recent and rapidly spreading COVID-19 pandemic could have negative impacts on our business, including causing significant volatility in demand for our products, changes in consumer behavior and preference, disruptions in our manufacturing and supply chain operations, disruptions to our cost saving programs and restructuring initiatives, limitations on our employees’
ability to work and travel, significant changes in the economic or political conditions in markets in which we operate and related currency and commodity volatility. Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain its spread and mitigate its public health effects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the first quarter of 2020 were made through a broker in the open market.
The following table contains information for shares repurchased during the first quarter of 2020. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2020)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	474,784	$141.29	30,836,128	9,163,872
February 1 to February 29	448,800	141.97	31,284,928	8,715,072
March 1 to March 31	714,900	129.88	31,999,828	8,000,172
Total	1,638,484
(a)Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on November 13, 2014. This program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

Item 6. Exhibits
(a)Exhibits
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
Exhibit No. (10)q. Form of Award Agreements under 2011 Equity Participation Plan for Performance Restricted Stock Units, filed herewith.
Exhibit No. (10)s. First Amendment to 2011 Equity Participation Plan, effective February 12, 2020, incorporated by reference to Exhibit No. (10)s of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.
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
Exhibit No. (101).INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit No. (101).SCH XBRL Taxonomy Extension Schema Document
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
April 22, 2020