Form 10-Q
period 2020-06-30
KIMBERLY CLARK CORP
filed 2020-07-23
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of July 16, 2020, there were 341,047,156 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2020	2019	2020	2019
Net Sales	$4,612	$4,594	$9,621	$9,227
Cost of products sold	2,835	3,108	6,053	6,313
Gross Profit	1,777	1,486	3,568	2,914
Marketing, research and general expenses	844	811	1,717	1,580
Other (income) and expense, net	8	5	22	9
Operating Profit	925	670	1,829	1,325
Nonoperating expense	(6)	(11)	(17)	(22)
Interest income	2	2	4	5
Interest expense	(65)	(67)	(126)	(132)
Income Before Income Taxes and Equity Interests	856	594	1,690	1,176
Provision for income taxes	(199)	(132)	(396)	(275)
Income Before Equity Interests	657	462	1,294	901
Share of net income of equity companies	35	33	73	60
Net Income	692	495	1,367	961
Net income attributable to noncontrolling interests	(11)	(10)	(26)	(22)
Net Income Attributable to Kimberly-Clark Corporation	$681	$485	$1,341	$939

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$2.00	$1.41	$3.93	$2.73
Diluted	$1.99	$1.40	$3.92	$2.71
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2020	2019	2020	2019
Net Income	$692	$495	$1,367	$961
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	125	(4)	(274)	22
Employee postretirement benefits	5	26	39	22
Other	(24)	(3)	8	(20)
Total Other Comprehensive Income (Loss), Net of Tax	106	19	(227)	24
Comprehensive Income	798	514	1,140	985
Comprehensive (income) loss attributable to noncontrolling interests	(15)	(9)	(18)	(16)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$783	$505	$1,122	$969
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2020 Data is Unaudited)

(Millions of dollars)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,448	$442
Accounts receivable, net	2,024	2,263
Inventories	1,825	1,790
Other current assets	607	562
Total Current Assets	5,904	5,057
Property, Plant and Equipment, Net	7,366	7,450
Investments in Equity Companies	319	268
Goodwill	1,401	1,467
Other Assets	1,183	1,041
TOTAL ASSETS	$16,173	$15,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$850	$1,534
Trade accounts payable	3,032	3,055
Accrued expenses and other current liabilities	2,252	1,978
Dividends payable	360	352
Total Current Liabilities	6,494	6,919
Long-Term Debt	7,223	6,213
Noncurrent Employee Benefits	859	897
Deferred Income Taxes	527	511
Other Liabilities	546	520
Redeemable Preferred Securities of Subsidiaries	29	29
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at June 30, 2020 and December 31, 2019	473	473
Additional paid-in capital	554	556
Common stock held in treasury, at cost - 37.6 and 37.1 million shares at June 30, 2020 and December 31, 2019, respectively	(4,545)	(4,454)
Retained earnings	7,299	6,686
Accumulated other comprehensive income (loss)	(3,513)	(3,294)
Total Kimberly-Clark Corporation Stockholders' Equity	268	(33)
Noncontrolling Interests	227	227
Total Stockholders' Equity	495	194
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,173	$15,283
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2020
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2020	378,597	$473	$559	37,761	$(4,562)	$6,978	$(3,615)	$213	$46
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	681	—	10	691
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	102	4	106
Stock-based awards exercised or vested	—	—	(38)	(557)	66	—	—	—	28
Shares repurchased	—	—	—	370	(49)	—	—	—	(49)
Recognition of stock-based compensation	—	—	38	—	—	—	—	—	38
Dividends declared ($1.07 per share)	—	—	—	—	—	(365)	—	—	(365)
Other	—	—	(5)	—	—	5	—	—	—
Balance at June 30, 2020	378,597	$473	$554	37,574	$(4,545)	$7,299	$(3,513)	$227	$495

	Six Months Ended June 30, 2020
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	378,597	$473	$556	37,149	$(4,454)	$6,686	$(3,294)	$227	$194
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,341	—	24	1,365
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(219)	(8)	(227)
Stock-based awards exercised or vested	—	—	(52)	(1,622)	187	—	—	—	135
Shares repurchased	—	—	—	2,047	(278)	—	—	—	(278)
Recognition of stock-based compensation	—	—	53	—	—	—	—	—	53
Dividends declared ($2.14 per share)	—	—	—	—	—	(730)	—	(17)	(747)
Other	—	—	(3)	—	—	2	—	1	—
Balance at June 30, 2020	378,597	$473	$554	37,574	$(4,545)	$7,299	$(3,513)	$227	$495
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2019
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2019	378,597	$473	$538	34,657	$(4,075)	$6,048	$(3,289)	$223	$(82)
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	485	—	9	494
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	20	(2)	18
Stock-based awards exercised or vested	—	—	(60)	(1,672)	192	—	—	—	132
Shares repurchased	—	—	—	1,396	(179)	—	—	—	(179)
Recognition of stock-based compensation	—	—	31	—	—	—	—	—	31
Dividends declared ($1.03 per share)	—	—	—	—	—	(355)	—	—	(355)
Other	—	—	1	—	—	(8)	—	(2)	(9)
Balance at June 30, 2019	378,597	$473	$510	34,381	$(4,062)	$6,170	$(3,269)	$228	$50

	Six Months Ended June 30, 2019
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	378,597	$473	$548	33,635	$(3,956)	$5,947	$(3,299)	$241	$(46)
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	939	—	20	959
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	30	(7)	23
Stock-based awards exercised or vested	—	—	(87)	(2,159)	247	—	—	—	160
Shares repurchased	—	—	—	2,905	(353)	—	—	—	(353)
Recognition of stock-based compensation	—	—	48	—	—	—	—	—	48
Dividends declared ($2.06 per share)	—	—	—	—	—	(709)	—	(24)	(733)
Other	—	—	1	—	—	(7)	—	(2)	(8)
Balance at June 30, 2019	378,597	$473	$510	34,381	$(4,062)	$6,170	$(3,269)	$228	$50
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2020	2019
Operating Activities
Net income	$1,367	$961
Depreciation and amortization	414	470
Stock-based compensation	54	48
Deferred income taxes	12	26
Net (gains) losses on asset dispositions	13	17
Equity companies' earnings (in excess of) less than dividends paid	(47)	(30)
Operating working capital	490	(525)
Postretirement benefits	(15)	(21)
Other	(5)	(20)
Cash Provided by Operations	2,283	926
Investing Activities
Capital spending	(636)	(569)
Investments in time deposits	(323)	(186)
Maturities of time deposits	254	229
Other	15	4
Cash Used for Investing	(690)	(522)
Financing Activities
Cash dividends paid	(722)	(700)
Change in short-term debt	(667)	543
Debt proceeds	1,241	696
Debt repayments	(252)	(703)
Proceeds from exercise of stock options	135	160
Acquisitions of common stock for the treasury	(263)	(330)
Other	(39)	(79)
Cash Used for Financing	(567)	(413)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20)	4
Change in Cash and Cash Equivalents	1,006	(5)
Cash and Cash Equivalents - Beginning of Period	442	539
Cash and Cash Equivalents - End of Period	$1,448	$534
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
Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of June 30, 2020, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the six months ended June 30, 2020 and 2019.
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
The restructuring is expected to be completed in 2021, with total costs anticipated to be toward the high end of the range of $1.7 billion to $1.9 billion pre-tax ($1.3 billion to $1.4 billion after tax). Cash costs are expected to be $900 to $1.0 billion, primarily related to workforce reductions.  Non-cash charges are expected to be $800 to $900 pre-tax and will primarily consist of incremental depreciation, asset write-offs and pension settlement and curtailment charges.
The following net charges were incurred in connection with the 2018 Global Restructuring Program:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Cost of products sold:
Charges for workforce reductions	$1	$2	$1	$32
Asset write-offs	3	15	9	27
Incremental depreciation	33	65	68	132
Other exit costs	23	20	52	36
Total	60	102	130	227
Marketing, research and general expenses:
Charges (adjustments) for workforce reductions	1	(12)	(2)	(8)
Other exit costs	26	29	52	53
Total	27	17	50	45
Other (income) and expense, net	—	—	—	(1)
Total charges	87	119	180	271
Provision for income taxes	(15)	(27)	(33)	(58)
Net charges	72	92	147	213
Net impact related to equity companies and noncontrolling interests	—	—	(1)	1
Net charges attributable to Kimberly-Clark Corporation	$72	$92	$146	$214

The following summarizes the restructuring liabilities activity:

	2020	2019
Restructuring liabilities at January 1	$132	$210
Charges for workforce reductions and other cash exit costs	99	112
Cash payments	(122)	(142)
Currency and other	(3)	6
Restructuring liabilities at June 30	$106	$186
Restructuring liabilities of $75 and $125 are recorded in Accrued expenses and other current liabilities and $31 and $61 are recorded in Other Liabilities as of June 30, 2020 and 2019, respectively. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statements.
Through June 30, 2020, cumulative pre-tax charges for the 2018 Global Restructuring Program were $1.6 billion ($1.2 billion after tax).

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
During the six months ended June 30, 2020 and for the full year 2019, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At June 30, 2020 and December 31, 2019, derivative assets were $113 and $34, respectively, and derivative liabilities were $28 and $44, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 6.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $29 as of June 30, 2020 and December 31, 2019. They are not traded in active markets. As of June 30, 2020, the fair values of the redeemable securities were based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $69 and $76 at June 30, 2020 and December 31, 2019, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		June 30, 2020		December 31, 2019
Assets
Cash and cash equivalents(a)	1	$1,448	$1,448	$442	$442
Time deposits(b)	1	336	336	275	275
Liabilities
Short-term debt(c)	2	93	93	775	775
Long-term debt(d)	2	7,980	9,410	6,972	7,877
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

Note 4. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2020	2019	2020	2019
Basic	340.9	344.2	341.1	344.3
Dilutive effect of stock options and restricted share unit awards	1.0	1.8	1.2	1.7
Diluted	341.9	346.0	342.3	346.0
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of June 30, 2020 and 2019 was 341.0 million and 344.2 million, respectively.
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
The change in net unrealized currency translation for the six months ended June 30, 2020 was primarily due to weakening of foreign currencies versus the U.S. dollar.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2018	$(2,297)	$(1,017)		$12		$3
Other comprehensive income (loss) before reclassifications	29	1		15		(12)
(Income) loss reclassified from AOCI	—	6	(a)	(1)	(a)	(8)
Net current period other comprehensive income (loss)	29	7		14		(20)
Balance as of June 30, 2019	$(2,268)	$(1,010)		$26		$(17)

Balance as of December 31, 2019	$(2,271)	$(979)		$(13)		$(31)
Other comprehensive income (loss) before reclassifications	(266)	22		2		17
(Income) loss reclassified from AOCI	—	16	(a)	(1)	(a)	(9)
Net current period other comprehensive income (loss)	(266)	38		1		8
Balance as of June 30, 2020	$(2,537)	$(941)		$(12)		$(23)
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
At June 30, 2020 and December 31, 2019, derivative assets were $113 and $34, respectively, and derivative liabilities were $28 and $44, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of June 30, 2020, the aggregate notional values and carrying values of outstanding interest rate contracts designated as fair value hedges were $300 and $325, respectively. For the six months ended June 30, 2020 and 2019, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of June 30, 2020, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2020 and future periods. As of June 30, 2020, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $663. For the six months ended June 30, 2020 and 2019, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2020, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at June 30, 2020 is June 2022.

Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.5 billion at June 30, 2020. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the six months ended June 30, 2020, unrealized gains of $71 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of June 30, 2020.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. A gain of $12 and loss of $5 were recorded in the three months ended June 30, 2020 and 2019, respectively. A gain of $8 and loss of $13 were recorded in the six months ended June 30, 2020 and 2019, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At June 30, 2020, the notional value of these undesignated derivative instruments was approximately $1.7 billion.
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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended June 30			Six Months Ended June 30
	2020	2019	Change	2020	2019	Change
NET SALES
Personal Care	$2,229	$2,286	-2%	$4,651	$4,561	+2%
Consumer Tissue	1,645	1,472	+12%	3,368	2,998	+12%
K-C Professional	724	821	-12%	1,572	1,638	-4%
Corporate & Other	14	15	N.M.	30	30	N.M.
TOTAL NET SALES	$4,612	$4,594	—%	$9,621	$9,227	+4

OPERATING PROFIT
Personal Care	$519	$485	+7%	$1,046	$969	+8%
Consumer Tissue	428	221	+94%	793	462	+72%
K-C Professional	155	162	-4%	336	312	+8%
Corporate & Other(a)	(169)	(193)	N.M.	(324)	(409)	N.M.
Other (income) and expense, net(a)	8	5	+60%	22	9	+144%
TOTAL OPERATING PROFIT	$925	$670	+38%	$1,829	$1,325	+38%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including charges related to the 2018 Global Restructuring Program. Restructuring charges related to the Personal Care, Consumer Tissue and K-C Professional business segments were $40, $34 and $11, respectively, for the three months ended June 30, 2020, $66, $36 and $15, respectively, for the three months ended June 30, 2019, $74, $76 and $26, respectively, for the six months ended June 30, 2020 and $155, $82 and $31, respectively for the six months ended June 30, 2019.
N.M. - Not Meaningful
Sales of Principal Products

	Three Months Ended June 30		Six Months Ended June 30
(Billions of dollars)	2020	2019	2020	2019
Baby and child care products	1.5	1.6	3.2	3.1
Consumer tissue products	1.6	1.5	3.4	3.0
Away-from-home professional products	0.7	0.8	1.6	1.6
All other	0.8	0.7	1.4	1.5
Consolidated	$4.6	$4.6	$9.6	$9.2
Note 8. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2020			December 31, 2019
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$122	$261	$383	$85	$236	$321
Work in process	106	75	181	113	93	206
Finished goods	448	679	1,127	451	696	1,147
Supplies and other	—	277	277	—	271	271
	676	1,292	1,968	649	1,296	1,945
Excess of FIFO or weighted-average cost over LIFO cost	(143)	—	(143)	(155)	—	(155)
Total	$533	$1,292	$1,825	$494	$1,296	$1,790
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2020	December 31, 2019
Land	$162	$165
Buildings	2,863	2,877
Machinery and equipment	13,887	13,946
Construction in progress	826	851
	17,738	17,839
Less accumulated depreciation	(10,372)	(10,389)
Total	$7,366	$7,450

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
•Overview of Second Quarter 2020 Results
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
This section presents a discussion and analysis of our second quarter 2020 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Change in foreign currency exchange rates and exited businesses also impact the year-over-year change in net sales. Our analysis compares the three and six months ended June 30, 2020 results to the same periods in 2019.
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
Overview of Second Quarter 2020 Results
•Net sales of $4.6 billion increased slightly compared to the year-ago period. Changes in foreign currency exchange rates reduced sales approximately 4 percent, while organic sales increased 4 percent.
•Operating profit was $925 in 2020 and $670 in 2019. Net Income Attributable to Kimberly-Clark Corporation was $681 in 2020 compared to $485 in 2019, and diluted earnings per share were $1.99 in 2020 compared to $1.40 in 2019. Results in both periods include charges related to the 2018 Global Restructuring Program.
Impact of COVID-19
We continue to actively address the COVID-19 situation and its impact globally. We believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results.

We have experienced increased volatility in demand for some of our products as consumers adapt to the evolving environment. Beginning in the first quarter, particularly in March, demand across all business segments and major geographies increased as consumers increased home inventory levels in response to COVID-19. We expect the increase to be followed by periods of potential demand softness and volatility as consumers use existing home inventories and demand potentially returns to more normal levels. Demand for our consumer tissue products has been elevated so far this year as more people spend more time at home. Our K-C Professional business experienced volume declines in the second quarter reflecting the reduction in away from home demand.
During 2020, we have experienced temporary closures of certain facilities, though we have not experienced a material impact from a plant closure to date and our facilities have largely been exempt or partially exempt from government closure orders. At many of our facilities, we have been experiencing increased employee absences, which may continue in the current situation.
During 2020, we experienced increased volatility in foreign currency exchange rates and commodity prices, as discussed below.
Results of Operations and Related Information
This section presents a discussion and analysis of our second quarter 2020 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended June 30			Six Months Ended June 30
	2020	2019	Percent Change	2020	2019	Percent Change
Net Sales:
North America	$2,623	$2,430	+8%	$5,224	$4,820	+8%
Outside North America	2,052	2,235	-8%	4,536	4,550	—%
Intergeographic sales	(63)	(71)	N.M.	(139)	(143)	N.M.
Total Net Sales	4,612	4,594	—%	9,621	9,227	+4%
Operating Profit:
North America	769	608	+26%	1,428	1,180	+21%
Outside North America	333	260	+28%	747	563	+33%
Corporate & Other(a)	(169)	(193)	N.M.	(324)	(409)	N.M.
Other (income) and expense, net(a)	8	5	+60%	22	9	+144%
Total Operating Profit	925	670	+38%	1,829	1,325	+38%
Share of net income of equity companies	35	33	+6%	73	60	+22%
Net Income Attributable to Kimberly-Clark Corporation	681	485	+40%	1,341	939	+43%
Diluted Earnings per Share	1.99	1.40	+42%	3.92	2.71	+45%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful

GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended June 30, 2020
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$2,835	$60	$2,775
Gross Profit	1,777	(60)	1,837
Marketing, research and general expenses	844	27	817
Operating Profit	925	(87)	1,012
Provision for income taxes	(199)	15	(214)
Effective tax rate	23.2%	—	22.7%
Share of net income of equity companies	35	(1)	36
Net income attributable to noncontrolling interests	(11)	1	(12)
Net Income Attributable to Kimberly-Clark Corporation	681	(72)	753
Diluted Earnings per Share(a)	1.99	(0.21)	2.20

	Three Months Ended June 30, 2019
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,108	$102	$3,006
Gross Profit	1,486	(102)	1,588
Marketing, research and general expenses	811	17	794
Operating Profit	670	(119)	789
Provision for income taxes	(132)	27	(159)
Effective tax rate	22.2%	—	22.3%
Net Income Attributable to Kimberly-Clark Corporation	485	(92)	577
Diluted Earnings per Share(a)	1.40	(0.27)	1.67

	Six Months Ended June 30, 2020
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$6,053	$130	$5,923
Gross Profit	3,568	(130)	3,698
Marketing, research and general expenses	1,717	50	1,667
Operating Profit	1,829	(180)	2,009
Provision for income taxes	(396)	33	(429)
Effective tax rate	23.4%	—	22.9%
Share of net income of equity companies	73	(1)	74
Net income attributable to noncontrolling interests	(26)	2	(28)
Net Income Attributable to Kimberly-Clark Corporation	1,341	(146)	1,487
Diluted Earnings per Share(a)	3.92	(0.43)	4.34

	Six Months Ended June 30, 2019
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$6,313	$227	$6,086
Gross Profit	2,914	(227)	3,141
Marketing, research and general expenses	1,580	45	1,535
Other (income) and expense, net	9	(1)	10
Operating Profit	1,325	(271)	1,596
Provision for income taxes	(275)	58	(333)
Effective tax rate	23.4%	—	23.0%
Share of net income of equity companies	60	(2)	62
Net income attributable to noncontrolling interests	(22)	1	(23)
Net Income Attributable to Kimberly-Clark Corporation	939	(214)	1,153
Diluted Earnings per Share(a)	2.71	(0.62)	3.33
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended June 30	Six Months Ended June 30		Three Months Ended June 30	Six Months Ended June 30
Volume	2	5	Volume	8	13
Net Price	1	1	Net Price	7	6
Mix/Other	1	1	Input Costs	10	12
Currency	(4)	(3)	Cost Savings(c)	22	19
Total(a)	—	4	Currency Translation	(2)	(2)
			Other(d)	(17)	(22)
Organic(b)	4	7	Total	28	26
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
Net sales in the second quarter of $4.6 billion increased slightly compared to the year-ago period. Changes in foreign currency exchange rates reduced sales approximately 4 percent, while organic sales increased 4 percent. Volumes increased 2 percent and changes in net selling prices and product mix each increased sales by 1 percent. In North America, organic sales increased 12 percent in consumer products but fell 3 percent in K-C Professional. Outside North America, organic sales rose 3 percent in developed markets but fell 3 percent in D&E markets, driven by Latin America.
Operating profit in the second quarter was $925 in 2020 and $670 in 2019. Results in both periods include charges related to the 2018 Global Restructuring Program. Second quarter adjusted operating profit was $1,012 in 2020 and $789 in 2019. Results benefited from organic sales growth, $120 of cost savings from our FORCE program and $55 of cost savings from the 2018 Global Restructuring Program. Input costs decreased $80, driven by pulp, while other manufacturing costs rose year-on-year. Advertising spending increased and general and administrative costs were also higher compared to the prior year. Foreign currency translation effects reduced operating profit by $15 and transaction effects also negatively impacted the comparison.
The second quarter effective tax rate was 23.2 percent in 2020 and 22.2 percent in 2019. The second quarter adjusted effective tax rate was 22.7 percent in 2020 and 22.3 percent in 2019.

Our share of net income of equity companies in the second quarter was $35 in 2020 and $33 in 2019. The results benefited from organic sales growth and lower input costs, partially offset by negative foreign currency effects.
Diluted net income per share for the second quarter of 2020 was $1.99 in 2020 and $1.40 in 2019. Second quarter adjusted earnings per share were $2.20 in 2020, an increase of 32 percent compared to $1.67 in 2019.
Year-to-date net sales of $9.6 billion increased 4 percent compared to the year ago period. Organic sales increased 7 percent, as volumes rose 5 percent and changes in net selling prices and product mix each increased sales by 1 percent. Changes in foreign currency exchange rates reduced sales by 3 percent and business exits in conjunction with the 2018 Global Restructuring Program reduced sales slightly. Year-to-date operating profit was $1,829 in 2020 and $1,325 in 2019. Results in both periods include charges related to the 2018 Global Restructuring Program. Year-to-date adjusted operating profit was $2,009 in 2020 and $1,596 in 2019. Results benefited from organic sales growth, $220 of FORCE cost savings and $80 of cost savings from the 2018 Global Restructuring Program. Input costs decreased $195, driven by pulp. The comparison was impacted by unfavorable foreign currency effects, other manufacturing cost increases, increased advertising spending and higher general and administrative costs. Through six months, diluted net income per share was $3.92 in 2020 and $2.71 in 2019. Year-to-date adjusted earnings per share were $4.34 in 2020 and $3.33 in 2019.
Results by Business Segments
Personal Care

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019		2020	2019	2020	2019
Net Sales	$2,229	$2,286	$4,651	$4,561	Operating Profit	$519	$485	$1,046	$969

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		—		4	Volume		3		8
Net Price		—		1	Net Price		1		3
Mix/Other		2		2	Input Costs		4		3
Currency		(5)		(4)	Cost Savings(c)		15		14
Total(a)		(2)		2	Currency Translation		(2)		(2)
					Other(d)		(14)		(18)
Organic(b)		2		6	Total		7		8
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
Second quarter net sales in North America increased 4 percent. Volumes increased 2 percent, and changes in product mix and net selling prices increased sales by 2 percent and 1 percent, respectively. The improved volumes and product mix were driven by baby and child care.
Net sales in D&E markets decreased 9 percent. Changes in foreign currency exchange rates reduced sales 11 percent. Changes in product mix improved sales by 2 percent and volumes rose slightly, while changes in net selling prices decreased sales by 1 percent.
Net sales in developed markets outside North America decreased 8 percent. Changes in foreign currency exchange rates reduced sales by 5 percent. Volumes fell 6 percent, while the combined impact of changes in net selling prices and product mix increased sales by 3 percent.
Operating profit of $519 increased 7 percent. The comparison benefited from organic sales growth, cost savings and lower input costs. Results were impacted by unfavorable foreign currency effects, other manufacturing cost increases, higher advertising spending and increased general and administrative costs.

Consumer Tissue

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019		2020	2019	2020	2019
Net Sales	$1,645	$1,472	$3,368	$2,998	Operating Profit	$428	$221	$793	$462

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		14		14	Volume		41		33
Net Price		1		1	Net Price		9		7
Mix/Other		(1)		—	Input Costs		27		30
Currency		(3)		(2)	Cost Savings(c)		33		26
Total(a)		12		12	Currency Translation		(2)		(1)
					Other(d)		(14)		(23)
Organic(b)		14		14	Total		94		72
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Second quarter net sales in North America increased 22 percent. Volumes rose 24 percent and changes in net selling prices improved sales by 1 percent, while changes in product mix decreased sales by 2 percent. Volumes increased double-digits in all major product categories. The volume increase was driven by increased shipments to support higher consumer and customer demand related to the global outbreak of COVID-19, including the significant increase in the number of people working from home.
Net sales in D&E markets decreased 9 percent including a 7 percent negative impact from changes in foreign currency exchange rates. Volumes decreased 2 percent and changes in net selling prices decreased sales by 1 percent, while changes in product mix increased sales by 1 percent.
Net sales in developed markets outside North America increased 8 percent. Volumes rose 7 percent, driven by South Korea and Western/Central Europe. The volume increase was driven by increased shipments to support higher consumer and customer demand related to the global outbreak of COVID-19. Changes in net selling prices and product mix increased sales by 4 percent and 1 percent, respectively. Changes in foreign currency exchange rates reduced sales by 4 percent.
Operating profit of $428 increased 94 percent. Results benefited from organic sales growth, cost savings and lower input costs. The comparison was impacted by increased advertising spending and unfavorable foreign currency effects.

K-C Professional

	Three Months Ended June 30		Six Months Ended June 30				Three Months Ended June 30	Six Months Ended June 30
	2020	2019	2020	2019		2020	2019	2020	2019
Net Sales	$724	$821	$1,572	$1,638	Operating Profit	$155	$162	$336	$312

Net Sales	Percent Change		Percent Change			Operating Profit	Percent Change	Percent Change
Volume		(16)		(6)		Volume	(24)		(9)
Net Price		4		3		Net Price	18		14
Mix/Other		3		2		Input Costs	2		8
Exited Businesses(e)		—		(1)		Cost Savings(c)	16		14
Currency		(2)		(2)		Currency Translation	(2)		(2)
Total(a)		(12)		(4)		Other(d)	(14)		(17)
Organic(b)		(10)		(1)		Total	(4)		8
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
(e) Exited businesses in conjunction with the 2018 Global Restructuring Program.
Second quarter net sales in North America decreased 3 percent. Volumes decreased 9 percent, as double-digit declines in washroom and safety products were partially offset by double-digit increases in wipers and other products. Changes in net selling prices and product mix increased sales by 4 percent and 3 percent, respectively.
Net sales in D&E markets decreased 35 percent including a 5 percent negative impact from changes in foreign currency exchange rates. Volumes fell 32 percent, with significant declines in all major geographies, and changes in product mix decreased sales by 1 percent. Changes in net selling prices increased sales by 3 percent.
Net sales in developed markets outside North America decreased 12 percent. Volumes decreased 17 percent, while changes in product mix and net selling prices increased sales by 5 percent and 3 percent, respectively. The changes were driven by Western/Central Europe. Changes in foreign currency exchange rates decreased sales by 4 percent.
Operating profit of $155 decreased 4 percent. The comparison was impacted by lower volumes, other manufacturing cost increases and unfavorable currency effects. Results benefited from increased net selling prices, improved product mix and cost savings.
2018 Global Restructuring Program
As a result of the outbreak of COVID-19 and the related uncertainty and complexity of the environment, consistent with our Form 10-Q filed on April 22, 2020, we expect that some restructuring activity and the related charges will extend into 2021 rather than being completed at the end of 2020 as previously planned. Total restructuring charges to implement the program are expected to be toward the high end of the range of $1.7 billion to $1.9 billion pre-tax ($1.3 billion to $1.4 billion after tax). We continue to expect the program will generate annual pre-tax cost savings of $500 to $550. We target to achieve those savings by the end of 2021, although it is possible the full realization could occur in 2022 because of the uncertainties related to COVID-19. Savings for the first six months of 2020 were $80, bringing cumulative savings to $380. See Item 1, Note 2 to the unaudited interim consolidated financial statements for additional information.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2,283 for the first six months of 2020 compared to $926 in the prior year. The increase was driven by improved working capital, higher earnings and the timing of tax payments.

Investing
During the six months ended June 30, 2020, our capital spending was $636 compared to $569 in the prior year. We anticipate that full year capital spending will be $1.2 billion to $1.3 billion.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $93 as of June 30, 2020 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the second quarter of 2020 was $112. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At June 30, 2020 and December 31, 2019, total debt was $8.1 billion and $7.7 billion, respectively.
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
We maintain a $2.0 billion revolving credit facility which expires in June 2023 and a $750 revolving credit facility which expires in June 2021.  These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
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
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first six months of 2020, we repurchased 1.9 million shares of our common stock at a cost of $263 through a broker in the open market. We temporarily suspended our share repurchase program effective April 24, 2020 to enhance flexibility in the current environment, but we will be restarting our share repurchase program effective July 24, 2020 with full year share repurchases anticipated to be in the range of $700 to $900.
K-C Argentina began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of June 30, 2020, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the three and six months ended June 30, 2020.
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
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A entitled "Risk Factors" in each of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.
Item 4. Controls and Procedures
As of June 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the second quarter of 2020 were made through a broker in the open market.
The following table contains information for shares repurchased during the second quarter of 2020. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2020)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	299,900	$130.49	32,299,728	7,700,272
May 1 to May 31	—	—	32,299,728	7,700,272
June 1 to June 30	—	—	32,299,728	7,700,272
Total	299,900
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
July 23, 2020