Form 10-Q
period 2020-09-30
KIMBERLY CLARK CORP
filed 2020-10-22
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of October 15, 2020, there were 340,136,715 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2020	2019	2020	2019
Net Sales	$4,683	$4,640	$14,304	$13,867
Cost of products sold	3,093	3,085	9,146	9,398
Gross Profit	1,590	1,555	5,158	4,469
Marketing, research and general expenses	919	815	2,636	2,395
Other (income) and expense, net	5	(175)	27	(166)
Operating Profit	666	915	2,495	2,240
Nonoperating expense	(40)	(11)	(57)	(33)
Interest income	2	3	6	8
Interest expense	(62)	(66)	(188)	(198)
Income Before Income Taxes and Equity Interests	566	841	2,256	2,017
Provision for income taxes	(114)	(192)	(510)	(467)
Income Before Equity Interests	452	649	1,746	1,550
Share of net income of equity companies	31	31	104	91
Net Income	483	680	1,850	1,641
Net income attributable to noncontrolling interests	(11)	(9)	(37)	(31)
Net Income Attributable to Kimberly-Clark Corporation	$472	$671	$1,813	$1,610

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.38	$1.95	$5.32	$4.68
Diluted	$1.38	$1.94	$5.30	$4.65
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2020	2019	2020	2019
Net Income	$483	$680	$1,850	$1,641
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	38	(170)	(236)	(148)
Employee postretirement benefits	—	16	39	38
Other	(3)	2	5	(18)
Total Other Comprehensive Income (Loss), Net of Tax	35	(152)	(192)	(128)
Comprehensive Income	518	528	1,658	1,513
Comprehensive (income) loss attributable to noncontrolling interests	(16)	1	(34)	(15)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$502	$529	$1,624	$1,498
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2020 Data is Unaudited)

(Millions of dollars)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,518	$442
Accounts receivable, net	2,125	2,263
Inventories	1,787	1,790
Other current assets	645	562
Total Current Assets	6,075	5,057
Property, Plant and Equipment, Net	7,497	7,450
Investments in Equity Companies	333	268
Goodwill	1,418	1,467
Other Assets	1,208	1,041
TOTAL ASSETS	$16,531	$15,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$517	$1,534
Trade accounts payable	2,995	3,055
Accrued expenses and other current liabilities	2,230	1,978
Dividends payable	360	352
Total Current Liabilities	6,102	6,919
Long-Term Debt	7,851	6,213
Noncurrent Employee Benefits	873	897
Deferred Income Taxes	500	511
Other Liabilities	599	520
Redeemable Preferred Securities of Subsidiaries	29	29
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at September 30, 2020 and December 31, 2019	473	473
Additional paid-in capital	610	556
Common stock held in treasury, at cost - 38.2 and 37.1 million shares at September 30, 2020 and December 31, 2019, respectively	(4,661)	(4,454)
Retained earnings	7,395	6,686
Accumulated other comprehensive income (loss)	(3,482)	(3,294)
Total Kimberly-Clark Corporation Stockholders' Equity	335	(33)
Noncontrolling Interests	242	227
Total Stockholders' Equity	577	194
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,531	$15,283
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2020
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2020	378,597	$473	$554	37,574	$(4,545)	$7,299	$(3,513)	$227	$495
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	472	—	10	482
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	30	6	36
Stock-based awards exercised or vested	—	—	(2)	(672)	79	—	—	—	77
Shares repurchased	—	—	—	1,280	(195)	—	—	—	(195)
Recognition of stock-based compensation	—	—	45	—	—	—	—	—	45
Dividends declared ($1.07 per share)	—	—	—	—	—	(365)	—	—	(365)
Other	—	—	13	—	—	(11)	1	(1)	2
Balance at September 30, 2020	378,597	$473	$610	38,182	$(4,661)	$7,395	$(3,482)	$242	$577

	Nine Months Ended September 30, 2020
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	378,597	$473	$556	37,149	$(4,454)	$6,686	$(3,294)	$227	$194
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,813	—	34	1,847
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(189)	(2)	(191)
Stock-based awards exercised or vested	—	—	(54)	(2,294)	266	—	—	—	212
Shares repurchased	—	—	—	3,327	(473)	—	—	—	(473)
Recognition of stock-based compensation	—	—	98	—	—	—	—	—	98
Dividends declared ($3.21 per share)	—	—	—	—	—	(1,095)	—	(17)	(1,112)
Other	—	—	10	—	—	(9)	1	—	2
Balance at September 30, 2020	378,597	$473	$610	38,182	$(4,661)	$7,395	$(3,482)	$242	$577
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2019
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2019	378,597	$473	$510	34,381	$(4,062)	$6,170	$(3,269)	$228	$50
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	671	—	8	679
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(142)	(10)	(152)
Stock-based awards exercised or vested	—	—	(3)	(483)	55	—	—	—	52
Shares repurchased	—	—	—	1,562	(215)	—	—	—	(215)
Recognition of stock-based compensation	—	—	24	—	—	—	—	—	24
Dividends declared ($1.03 per share)	—	—	—	—	—	(354)	—	—	(354)
Other	—	—	4	—	—	(2)	(1)	3	4
Balance at September 30, 2019	378,597	$473	$535	35,460	$(4,222)	$6,485	$(3,412)	$229	$88

	Nine Months Ended September 30, 2019
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	378,597	$473	$548	33,635	$(3,956)	$5,947	$(3,299)	$241	$(46)
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,610	—	28	1,638
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(112)	(17)	(129)
Stock-based awards exercised or vested	—	—	(90)	(2,642)	302	—	—	—	212
Shares repurchased	—	—	—	4,467	(568)	—	—	—	(568)
Recognition of stock-based compensation	—	—	72	—	—	—	—	—	72
Dividends declared ($3.09 per share)	—	—	—	—	—	(1,063)	—	(24)	(1,087)
Other	—	—	5	—	—	(9)	(1)	1	(4)
Balance at September 30, 2019	378,597	$473	$535	35,460	$(4,222)	$6,485	$(3,412)	$229	$88
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2020	2019
Operating Activities
Net income	$1,850	$1,641
Depreciation and amortization	606	700
Stock-based compensation	101	74
Deferred income taxes	(30)	8
Net (gains) losses on asset dispositions	67	(155)
Equity companies' earnings (in excess of) less than dividends paid	(53)	(31)
Operating working capital	292	(399)
Postretirement benefits	7	(16)
Other	2	(10)
Cash Provided by Operations	2,842	1,812
Investing Activities
Capital spending	(894)	(867)
Proceeds from dispositions of property	5	206
Investments in time deposits	(509)	(353)
Maturities of time deposits	404	287
Other	17	(40)
Cash Used for Investing	(977)	(767)
Financing Activities
Cash dividends paid	(1,087)	(1,054)
Change in short-term debt	(497)	324
Debt proceeds	1,842	700
Debt repayments	(753)	(705)
Proceeds from exercise of stock options	212	211
Acquisitions of common stock for the treasury	(449)	(544)
Other	(40)	(92)
Cash Used for Financing	(772)	(1,160)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17)	(8)
Change in Cash and Cash Equivalents	1,076	(123)
Cash and Cash Equivalents - Beginning of Period	442	539
Cash and Cash Equivalents - End of Period	$1,518	$416
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
Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of September 30, 2020, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the nine months ended September 30, 2020 and 2019.
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
Accounting Standards Issued - Not Yet Adopted
The FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the calculation of the income tax impact of hybrid taxes, tax basis of goodwill after a business combination and recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.

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
The following net charges were incurred in connection with the 2018 Global Restructuring Program:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Cost of products sold:
Charges for workforce reductions	$15	$1	$16	$33
Asset write-offs	50	18	59	45
Incremental depreciation	18	57	86	189
Other exit costs	24	28	76	64
Total	107	104	237	331
Marketing, research and general expenses:
Charges (adjustments) for workforce reductions	1	(4)	(1)	(12)
Other exit costs	24	25	76	78
Total	25	21	75	66
Other (income) and expense, net	(1)	(181)	(1)	(182)
Nonoperating expense	26	—	26	—
Total charges	157	(56)	337	215
Provision for income taxes	(50)	23	(83)	(35)
Net charges	107	(33)	254	180
Net impact related to equity companies and noncontrolling interests	—	—	(1)	1
Net charges attributable to Kimberly-Clark Corporation	$107	$(33)	$253	$181
Other (income) and expense, net in 2019 includes a pre-tax gain of approximately $182 on the sale of a manufacturing facility and associated real estate which were disposed of as part of the restructuring.
The following summarizes the restructuring liabilities activity:

	2020	2019
Restructuring liabilities at January 1	$132	$210
Charges for workforce reductions and other cash exit costs	162	159
Cash payments	(177)	(230)
Currency and other	(3)	3
Restructuring liabilities at September 30	$114	$142
Restructuring liabilities of $80 and $84 are recorded in Accrued expenses and other current liabilities and $34 and $58 are recorded in Other Liabilities as of September 30, 2020 and 2019, respectively. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statements.

Through September 30, 2020, cumulative pre-tax charges for the 2018 Global Restructuring Program were $1.7 billion ($1.3 billion after tax).
Note 3. Income Taxes
The U.S. Internal Revenue Service ("IRS") is currently auditing our federal tax return for the taxable year ended December 31, 2017. As part of this tax audit, the IRS is reviewing our one-time transition tax on certain undistributed earnings of foreign subsidiaries under the Tax Cuts and Jobs Act of 2017. The IRS has proposed an adjustment that would increase the amount of the transition tax owed by us. We believe we have adequate reserves and meritorious defenses and intend to vigorously defend against the proposed adjustment; however, it is expected to take a number of years to reach resolution of this matter.
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
During the nine months ended September 30, 2020 and for the full year 2019, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At September 30, 2020 and December 31, 2019, derivative assets were $70 and $34, respectively, and derivative liabilities were $32 and $44, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $29 as of September 30, 2020 and December 31, 2019. They are not traded in active markets. The fair values of the redeemable securities were based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $71 and $76 at September 30, 2020 and December 31, 2019, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		September 30, 2020		December 31, 2019
Assets
Cash and cash equivalents(a)	1	$1,518	$1,518	$442	$442
Time deposits(b)	1	380	380	275	275
Liabilities
Short-term debt(c)	2	260	260	775	775
Long-term debt(d)	2	8,108	9,590	6,972	7,877

(a)Cash equivalents are composed of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value. Cash of approximately $600 from debt issued to partially fund the acquisition of Softex Indonesia represented restricted cash as of September 30, 2020 as the debt was subject to a special mandatory redemption provision. This provision lapsed upon the close of the acquisition. See Note 11 for details.
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
Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2020	2019	2020	2019
Basic	341.0	343.8	341.1	344.1
Dilutive effect of stock options and restricted share unit awards	1.3	2.1	1.2	1.9
Diluted	342.3	345.9	342.3	346.0
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of September 30, 2020 and 2019 was 340.4 million and 343.1 million, respectively.
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
The change in net unrealized currency translation for the nine months ended September 30, 2020 was primarily due to weakening of foreign currencies versus the U.S. dollar, particularly the Brazilian real.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2018	$(2,297)	$(1,017)		$12		$3
Other comprehensive income (loss) before reclassifications	(132)	1		16		(6)
(Income) loss reclassified from AOCI	—	22	(a)	(1)	(a)	(13)
Net current period other comprehensive income (loss)	(132)	23		15		(19)
Balance as of September 30, 2019	$(2,429)	$(994)		$27		$(16)

Balance as of December 31, 2019	$(2,271)	$(979)		$(13)		$(31)
Other comprehensive income (loss) before reclassifications	(233)	(19)		3		15
(Income) loss reclassified from AOCI	—	57	(a)	(1)	(a)	(10)
Net current period other comprehensive income (loss)	(233)	38		2		5
Balance as of September 30, 2020	$(2,504)	$(941)		$(11)		$(26)
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
At September 30, 2020 and December 31, 2019, derivative assets were $70 and $34, respectively, and derivative liabilities were $32 and $44, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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

Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of September 30, 2020, the aggregate notional values and carrying values of outstanding interest rate contracts designated as fair value hedges were $300 and $323, respectively. For the nine months ended September 30, 2020 and 2019, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of September 30, 2020, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2020 and future periods. As of September 30, 2020, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $692. For the nine months ended September 30, 2020 and 2019, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2020, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at September 30, 2020 is September 2022.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.5 billion at September 30, 2020. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the nine months ended September 30, 2020, unrealized gains of $13 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of September 30, 2020.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. A gain of $23 and loss of $14 were recorded in the three months ended September 30, 2020 and 2019, respectively. A gain of $31 and loss of $27 were recorded in the nine months ended September 30, 2020 and 2019, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At September 30, 2020, the notional value of these undesignated derivative instruments was approximately $1.7 billion.
Note 8. Legal Matters
We are party to certain legal proceedings relating to our former health care business, Avanos Medical, Inc. ("Avanos", previously Halyard Health, Inc.), as described in our Form 10-K for the year ended December 31, 2019, including consumer class actions, qui tam matters, a shareholder derivative suit, a securities class action and certain subpoena and document requests from the federal government. During the third quarter of 2020, in the California consumer class action Bahamas Surgery Center v. Kimberly-Clark Corporation, et al., the Ninth Circuit Court of Appeals vacated the award against us for compensatory and punitive damages and decertified the class. The court denied the plaintiff’s subsequent appeal requesting a rehearing. The shareholder derivative suit and the securities class action have also been dismissed.

Note 9. Business Segment Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care, Consumer Tissue and K-C Professional. The reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes Other (income) and expense, net and income and expense not associated with ongoing operations of the business segments, including the costs of corporate decisions related to the 2018 Global Restructuring Program described in Note 2 and acquisition-related costs associated with the acquisition of Softex Indonesia as described in Note 11.
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
Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019	Change	2020	2019	Change
NET SALES
Personal Care	$2,339	$2,305	+1%	$6,990	$6,866	+2%
Consumer Tissue	1,623	1,484	+9%	4,991	4,482	+11%
K-C Professional	705	839	-16%	2,277	2,477	-8%
Corporate & Other	16	12	N.M.	46	42	N.M.
TOTAL NET SALES	$4,683	$4,640	+1%	$14,304	$13,867	+3%

OPERATING PROFIT
Personal Care	$486	$490	-1%	$1,532	$1,459	+5%
Consumer Tissue	318	264	+20%	1,111	726	+53%
K-C Professional	87	176	-51%	423	488	-13%
Corporate & Other(a)	(220)	(190)	N.M.	(544)	(599)	N.M.
Other (income) and expense, net(a)	5	(175)	N.M.	27	(166)	N.M.
TOTAL OPERATING PROFIT	$666	$915	-27%	$2,495	$2,240	+11%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including charges related to the 2018 Global Restructuring Program and Softex Indonesia acquisition-related costs. Restructuring charges related to the Personal Care, Consumer Tissue and K-C Professional business segments were $57, $59 and $15, respectively, for the three months ended September 30, 2020, $53, $49 and $21, respectively, for the three months ended September 30, 2019, $131, $135 and $41, respectively, for the nine months ended September 30, 2020 and $208, $131 and $52, respectively for the nine months ended September 30, 2019.
N.M. - Not Meaningful

Sales of Principal Products

	Three Months Ended September 30		Nine Months Ended September 30
(Billions of dollars)	2020	2019	2020	2019
Baby and child care products	1.6	1.6	4.8	4.7
Consumer tissue products	1.6	1.5	5.0	4.5
Away-from-home professional products	0.7	0.8	2.3	2.5
All other	0.8	0.7	2.2	2.2
Consolidated	$4.7	$4.6	$14.3	$13.9
Note 10. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2020			December 31, 2019
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$124	$251	$375	$85	$236	$321
Work in process	110	89	199	113	93	206
Finished goods	433	683	1,116	451	696	1,147
Supplies and other	—	242	242	—	271	271
	667	1,265	1,932	649	1,296	1,945
Excess of FIFO or weighted-average cost over LIFO cost	(145)	—	(145)	(155)	—	(155)
Total	$522	$1,265	$1,787	$494	$1,296	$1,790
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2020	December 31, 2019
Land	$164	$165
Buildings	2,914	2,877
Machinery and equipment	14,094	13,946
Construction in progress	801	851
	17,973	17,839
Less accumulated depreciation	(10,476)	(10,389)
Total	$7,497	$7,450

Note 11. Subsequent Event - Acquisition
On October 1, 2020, we acquired Softex Indonesia, a leader in the fast-growing Indonesian personal care market, in an all-cash transaction for approximately $1.2 billion. This transaction significantly expands our presence in an important developing and emerging market and is a strong strategic fit with our core business. Softex Indonesia generated net sales of approximately $420 in 2019. We financed the transaction through a combination of short-term commercial paper, cash on hand and the issuance of a $600 bond. During the quarter ended September 30, 2020, we recorded acquisition-related costs of $9 in Marketing, research and general expenses. We will consolidate Softex into our financial statements beginning in the fourth quarter of 2020 after completing a purchase price allocation. The consolidated results for Softex Indonesia will be reported as part of our Personal Care business segment on a one-month lag.

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
•Overview of Third Quarter 2020 Results
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
This section presents a discussion and analysis of our third quarter 2020 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Change in foreign currency exchange rates and exited businesses also impact the year-over-year change in net sales. Our analysis compares the three and nine months ended September 30, 2020 results to the same periods in 2019.
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
•Acquisition-Related Costs – One-time transaction and integration costs associated with the acquisition of Softex Indonesia. See Item 1, Note 11 to the unaudited interim consolidated financial statements for details.
Overview of Third Quarter 2020 Results
•Net sales of $4.7 billion increased 1 percent compared to the year-ago period. Organic sales increased 3 percent, while changes in foreign currency exchange rates reduced sales by 2 percent.
•Operating profit was $666 in 2020 and $915 in 2019. Net Income Attributable to Kimberly-Clark Corporation was $472 in 2020 compared to $671 in 2019, and diluted earnings per share were $1.38 in 2020 compared to $1.94 in 2019. Results in both periods include charges related to the 2018 Global Restructuring Program. Results in 2020 include acquisition-related costs associated with the acquisition of Softex Indonesia, and results in 2019 also include a gain on the sale of a manufacturing facility as part of the restructuring.

Impact of COVID-19
We continue to actively address the COVID-19 situation and its impact globally. We believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results.
We have experienced increased volatility in demand for some of our products as consumers adapt to the evolving environment. Beginning in the first quarter, particularly in March, demand across all business segments and major geographies increased as consumers increased home inventory levels in response to COVID-19. We expect the increase to be followed by periods of potential demand softness and volatility as consumers use existing home inventories and demand potentially returns to more normal levels. Demand for our consumer tissue products has been elevated this year as more people spend more time at home. Our K-C Professional business experienced accelerated volume declines in the third quarter reflecting the reduction in away from home demand.
During 2020, we have experienced temporary closures of certain facilities, though we have not experienced a material impact from a plant closure to date and our facilities have largely been exempt or partially exempt from government closure orders. At many of our facilities, we have been experiencing increased employee absences, which may continue in the current situation.

During 2020, we also experienced increased volatility in foreign currency exchange rates and commodity prices, as certain countries experienced increased macro-economic volatility from the COVID-19 situation.
Results of Operations and Related Information
This section presents a discussion and analysis of our third quarter 2020 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019	Percent Change	2020	2019	Percent Change
Net Sales:
North America	$2,562	$2,476	+3%	$7,786	$7,296	+7%
Outside North America	2,188	2,227	-2%	6,724	6,777	-1%
Intergeographic sales	(67)	(63)	N.M.	(206)	(206)	N.M.
Total Net Sales	4,683	4,640	+1%	14,304	13,867	+3%
Operating Profit:
North America	626	638	-2%	2,054	1,818	+13%
Outside North America	265	292	-9%	1,012	855	+18%
Corporate & Other(a)	(220)	(190)	N.M.	(544)	(599)	N.M.
Other (income) and expense, net(a)	5	(175)	N.M.	27	(166)	N.M.
Total Operating Profit	666	915	-27%	2,495	2,240	+11%
Share of net income of equity companies	31	31	—	104	91	+14%
Net Income Attributable to Kimberly-Clark Corporation	472	671	-30%	1,813	1,610	+13%
Diluted Earnings per Share	1.38	1.94	-29%	5.30	4.65	+14%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful

GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended September 30, 2020
	As Reported	2018 Global Restructuring Program	Softex Indonesia Acquisition-Related Costs	As Adjusted Non-GAAP
Cost of products sold	$3,093	$107	$—	$2,986
Gross Profit	1,590	(107)	—	1,697
Marketing, research and general expenses	919	25	9	885
Other (income) and expense, net	5	(1)	—	6
Operating Profit	666	(131)	(9)	806
Nonoperating expense	(40)	(26)	—	(14)
Provision for income taxes	(114)	50	—	(164)
Effective tax rate	20.1%	—	—	22.4%
Share of net income of equity companies	31	—	—	31
Net income attributable to noncontrolling interests	(11)	—	—	(11)
Net Income Attributable to Kimberly-Clark Corporation	472	(107)	(9)	588
Diluted Earnings per Share(a)	1.38	(0.31)	(0.03)	1.72

	Three Months Ended September 30, 2019
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,085	$104	$2,981
Gross Profit	1,555	(104)	1,659
Marketing, research and general expenses	815	21	794
Other (income) and expense, net	(175)	(181)	6
Operating Profit	915	56	859
Provision for income taxes	(192)	(23)	(169)
Effective tax rate	22.8%	—	21.5%
Net Income Attributable to Kimberly-Clark Corporation	671	33	638
Diluted Earnings per Share(a)	1.94	0.10	1.84

	Nine Months Ended September 30, 2020
	As Reported	2018 Global Restructuring Program	Softex Indonesia Acquisition-Related Costs	As Adjusted Non-GAAP
Cost of products sold	$9,146	$237	$—	$8,909
Gross Profit	5,158	(237)	—	5,395
Marketing, research and general expenses	2,636	75	9	2,552
Other (income) and expense, net	27	(1)	—	28
Operating Profit	2,495	(311)	(9)	2,815
Nonoperating expense	(57)	(26)	—	(31)
Provision for income taxes	(510)	83	—	(593)
Effective tax rate	22.6%	—	—	22.8%
Share of net income of equity companies	104	(1)	—	105
Net income attributable to noncontrolling interests	(37)	2	—	(39)
Net Income Attributable to Kimberly-Clark Corporation	1,813	(253)	(9)	2,075
Diluted Earnings per Share(a)	5.30	(0.74)	(0.03)	6.06

	Nine Months Ended September 30, 2019
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$9,398	$331	$9,067
Gross Profit	4,469	(331)	4,800
Marketing, research and general expenses	2,395	66	2,329
Other (income) and expense, net	(166)	(182)	16
Operating Profit	2,240	(215)	2,455
Provision for income taxes	(467)	35	(502)
Effective tax rate	23.2%	—	22.5%
Share of net income of equity companies	91	(2)	93
Net income attributable to noncontrolling interests	(31)	1	(32)
Net Income Attributable to Kimberly-Clark Corporation	1,610	(181)	1,791
Diluted Earnings per Share(a)	4.65	(0.52)	5.18
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended September 30	Nine Months Ended September 30		Three Months Ended September 30	Nine Months Ended September 30
Volume	2	4	Volume	3	10
Net Price	1	1	Net Price	3	5
Mix/Other	1	1	Input Costs	3	9
Currency	(2)	(3)	Cost Savings(c)	16	18
Total(a)	1	3	Currency Translation	(1)	(2)
			Other(d)	(30)	(25)
Organic(b)	3	6	Total	(6)	15
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
Net sales in the third quarter of $4.7 billion increased 1 percent compared to the year-ago period. Organic sales increased 3 percent, while changes in foreign currency exchange rates reduced sales by 2 percent. Volumes increased 2 percent and the combined impact of changes in net selling prices and product mix increased sales by 1 percent. In North America, organic sales increased 8 percent in consumer products but fell 15 percent in K-C Professional. Outside North America, organic sales rose 2 percent in D&E markets and 3 percent in developed markets.
Operating profit in the third quarter was $666 in 2020 and $915 in 2019. Results in both periods include charges related to the 2018 Global Restructuring Program. Results in 2020 include acquisition-related costs associated with the acquisition of Softex Indonesia, and results in 2019 also include a gain on the sale of a manufacturing facility as part of the restructuring. Third quarter adjusted operating profit was $806 in 2020 and $859 in 2019. Results benefited from organic sales growth, $125 of cost savings from our FORCE program and $15 of cost savings from the 2018 Global Restructuring Program. Input costs decreased $25, driven by pulp and other raw materials. Other manufacturing costs increased year-on-year, including costs related to COVID-19. Advertising spending increased significantly and general and administrative costs were also higher, including capability-building investments and increased incentive compensation expense. Foreign currency translation effects reduced operating profit by $10 and transaction effects also negatively impacted the comparison.
The third quarter effective tax rate was 20.1 percent in 2020 and 22.8 percent in 2019. The third quarter adjusted effective tax rate was 22.4 percent in 2020 and 21.5 percent in 2019.

Our share of net income of equity companies in the third quarter was $31 in both 2020 and 2019.
Diluted net income per share for the third quarter of 2020 was $1.38 in 2020 and $1.94 in 2019. Third quarter adjusted earnings per share were $1.72 in 2020, a decrease of 7 percent compared to $1.84 in 2019.
Year-to-date net sales of $14.3 billion increased 3 percent compared to the year ago period. Organic sales increased 6 percent, as volumes rose 4 percent and changes in net selling prices and product mix each increased sales by 1 percent. Changes in foreign currency exchange rates reduced sales by 3 percent and business exits in conjunction with the 2018 Global Restructuring Program reduced sales slightly. Year-to-date operating profit was $2,495 in 2020 and $2,240 in 2019. Results in both periods include charges related to the 2018 Global Restructuring Program. Results in 2020 include acquisition-related costs associated with the acquisition of Softex Indonesia, and results in 2019 also include a gain on the sale of a manufacturing facility as part of the restructuring. Year-to-date adjusted operating profit was $2,815 in 2020 and $2,455 in 2019. Results benefited from organic sales growth, $345 of FORCE cost savings and $95 of cost savings from the 2018 Global Restructuring Program. Input costs decreased $215, driven by pulp. The comparison was impacted by other manufacturing cost increases, unfavorable foreign currency effects, higher general and administrative costs and increased advertising spending. Through nine months, diluted net income per share was $5.30 in 2020 and $4.65 in 2019. Year-to-date adjusted earnings per share were $6.06 in 2020 and $5.18 in 2019.
Results by Business Segments
Personal Care

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019		2020	2019	2020	2019
Net Sales	$2,339	$2,305	$6,990	$6,866	Operating Profit	$486	$490	$1,532	$1,459

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		4		4	Volume		7		8
Net Price		—		—	Net Price		(1)		2
Mix/Other		1		2	Input Costs		3		3
Currency		(4)		(4)	Cost Savings(c)		14		14
Total(a)		1		2	Currency Translation		(2)		(2)
					Other(d)		(22)		(20)
Organic(b)		5		6	Total		(1)		5
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
Third quarter net sales in North America increased 6 percent. Volumes increased 5 percent, driven by baby and child care, and the combined impact of changes in net selling prices and product mix increased sales by 1 percent.
Net sales in D&E markets decreased 4 percent. Changes in foreign currency exchange rates reduced sales by 11 percent. Volumes rose 5 percent, including increases in China, Eastern Europe, India and Latin America, and changes in product mix increased sales by more than 1 percent.
Net sales in developed markets outside North America increased 1 percent. Changes in foreign currency exchange rates increased sales by 2 percent. Changes in net selling prices decreased sales by 3 percent while changes in product mix increased sales by 2 percent.
Operating profit of $486 decreased 1 percent. Results were impacted by unfavorable foreign currency effects, higher advertising spending, other manufacturing cost increases and higher general and administrative costs. The comparison benefited from organic sales growth, cost savings and lower input costs.

Consumer Tissue

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019		2020	2019	2020	2019
Net Sales	$1,623	$1,484	$4,991	$4,482	Operating Profit	$318	$264	$1,111	$726

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		10		13	Volume		24		30
Net Price		—		1	Net Price		3		6
Mix/Other		(1)		(1)	Input Costs		5		21
Currency		—		(2)	Cost Savings(c)		18		23
Total(a)		9		11	Currency Translation		—		(1)
					Other(d)		(30)		(26)
Organic(b)		10		13	Total		20		53
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Third quarter net sales in North America increased 11 percent. Volumes rose 11 percent and changes in net selling prices increased sales by 2 percent, while changes in product mix decreased sales by 2 percent. Volumes increased high-single digits to low-double digits in all major product categories. The volume increase was driven by increased shipments to support higher consumer and customer demand related to the global outbreak of COVID-19.
Net sales in D&E markets decreased 4 percent including a 7 percent negative impact from changes in foreign currency exchange rates. Volumes increased 3 percent and changes in product mix increased sales by 2 percent, while changes in net selling prices decreased sales by 2 percent.
Net sales in developed markets outside North America increased 17 percent. Volumes rose 14 percent, driven by South Korea and Western/Central Europe. The volume increase was driven by increased shipments to support higher consumer and customer demand related to the global outbreak of COVID-19. Changes in foreign currency exchange rates increased sales by 4 percent, while changes in net selling prices decreased sales by 1 percent.
Operating profit of $318 increased 20 percent. Results benefited from organic sales growth, cost savings and lower input costs. The comparison was impacted by increased advertising spending, other manufacturing cost increases, higher general and administrative costs and unfavorable foreign currency effects.

K-C Professional

	Three Months Ended September 30		Nine Months Ended September 30				Three Months Ended September 30	Nine Months Ended September 30
	2020	2019	2020	2019		2020	2019	2020	2019
Net Sales	$705	$839	$2,277	$2,477	Operating Profit	$87	$176	$423	$488

Net Sales	Percent Change		Percent Change			Operating Profit	Percent Change	Percent Change
Volume		(21)		(11)		Volume	(41)		(20)
Net Price		3		3		Net Price	13		14
Mix/Other		3		2		Input Costs	(4)		3
Currency		—		(1)		Cost Savings(c)	11		13
Total(a)		(16)		(8)		Currency Translation	—		(1)
						Other(d)	(30)		(22)
Organic(b)		(15)		(6)		Total	(51)		(13)
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
Third quarter net sales in North America decreased 15 percent. Volumes decreased 21 percent, reflecting the reduction in demand for away from home products related to the global outbreak of COVID-19, with sales down significantly in washroom products but up double-digits in wipers, safety and other products. Changes in net selling prices and product mix each increased sales by 3 percent.
Net sales in D&E markets decreased 28 percent including a 5 percent negative impact from changes in foreign currency exchange rates. Volumes fell 24 percent, reflecting the reduction in demand for away from home products related to the global outbreak of COVID-19, with significant declines in all major geographies. Changes in product mix decreased sales by 2 percent., while changes in net selling prices increased sales by 3 percent.
Net sales in developed markets outside North America decreased 8 percent. Volumes decreased 18 percent, reflecting the reduction in demand for away from home products related to the global outbreak of COVID-19, while changes in product mix and net selling prices increased sales by 4 percent and 3 percent, respectively. Changes in foreign currency exchange rates increased sales by 3 percent.
Operating profit of $87 decreased 51 percent. The comparison was impacted by lower organic sales, other manufacturing cost increases including inefficiencies from lower production volumes and higher input costs. Results benefited from cost savings.
2018 Global Restructuring Program
As a result of the outbreak of COVID-19 and the related uncertainty and complexity of the environment, consistent with our Form 10-Q filed on April 22, 2020, we expect that some restructuring activity and the related charges will extend into 2021 rather than being completed at the end of 2020 as previously planned. Total restructuring charges to implement the program are expected to be toward the high end of the range of $1.7 billion to $1.9 billion pre-tax ($1.3 billion to $1.4 billion after tax). We continue to expect the program will generate annual pre-tax cost savings of $500 to $550. We target to achieve those savings by the end of 2021, although it is possible the full realization could occur in 2022 because of the uncertainties related to COVID-19. Savings for the first nine months of 2020 were $95, bringing cumulative savings to $395. See Item 1, Note 2 to the unaudited interim consolidated financial statements for additional information.
Subsequent Event - Acquisition
On October 1 2020, we acquired Softex Indonesia, a leader in the fast-growing Indonesian personal care market, in an all-cash transaction for approximately $1.2 billion. This transaction significantly expands our presence in an important developing and emerging market and is a strong strategic fit with our core business. Softex Indonesia generated net sales of approximately $420 in 2019. We financed the transaction through a combination of short-term commercial paper, cash on hand, and the issuance of a $600 bond. See Item 1, Note 11 to the unaudited interim consolidated financial statements for additional information.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2.8 billion for the first nine months of 2020 compared to $1.8 billion in the prior year. The increase was driven by improved working capital and higher earnings.
Investing
During the nine months ended September 30, 2020, our capital spending was $894 compared to $867 in the prior year. We anticipate that full year capital spending will be $1.2 billion to $1.3 billion. Proceeds from disposition of property in 2019 include approximately $200 from the previously mentioned sale of a manufacturing facility in the third quarter as part of the 2018 Global Restructuring Program.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $260 as of September 30, 2020 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the third quarter of 2020 was $156. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At September 30, 2020 and December 31, 2019, total debt was $8.4 billion and $7.7 billion, respectively.
In September 2020, we issued $600 aggregate principal amount of 1.05% notes due September 15, 2027. Proceeds from the offering together with cash on hand and borrowings under our commercial paper program were used to fund the acquisition of Softex Indonesia.
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
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first nine months of 2020, we repurchased 3.2 million shares of our common stock at a cost of $457 through a broker in the open market. We expect our full-year repurchases will be $700.
K-C Argentina began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of September 30, 2020, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the three and nine months ended September 30, 2020.
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
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including pandemics (including the ongoing COVID-19 outbreak), epidemics, failure to realize the expected benefits or synergies from the Softex Indonesia acquisition, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, potential competitive pressures on selling prices for our products, energy costs, our ability to maintain key customer relationships and retail trade customer actions, as well as general economic and political conditions globally and in the markets in which we do business, could affect the realization of these estimates.
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
Item 4.    Controls and Procedures
As of September 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2020. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
See Part I, Item 1, Note 8 to the unaudited interim consolidated financial statements, which is incorporated in this Item 1 by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the third quarter of 2020 were made through a broker in the open market.
The following table contains information for shares repurchased during the third quarter of 2020. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2020)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	162,100	$149.85	32,461,828	7,538,172
August 1 to August 31	541,200	156.80	33,003,028	6,996,972
September 1 to September 30	570,700	148.83	33,573,728	6,426,272
Total	1,274,000
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
Exhibit No. (10)b. Form of Executive Severance Agreement, incorporated by reference to Exhibit No. (10)b of the Corporation's Current Report on Form 8-K filed September 16, 2020.
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
October 22, 2020