Form 10-K
period 2020-12-31
KIMBERLY CLARK CORP
filed 2021-02-11
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2020 (based on closing stock price on the New York Stock Exchange as of such date) was approximately $48.2 billion.
As of January 29, 2021, there were 338,363,924 shares of Kimberly-Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's Annual Meeting of Stockholders to be held on April 29, 2021 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2020 Annual Report

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
Description of Kimberly-Clark
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments as follows:
•Personal Care brands offer our consumers a trusted partner in caring for themselves and their families by delivering confidence, protection and discretion through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, and other related products.  Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, DryNites, Sweety, Kotex, U by Kotex, Intimus, Depend, Plenitud, Softex, Poise and other brand names.
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
These reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute our global strategies to drive growth and profitability of our personal care, consumer tissue and K-C Professional operations. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management and capacity, and capital investments for each of these businesses.
Products for household use are sold directly to supermarkets, mass merchandisers, drugstores, warehouse clubs, variety and department stores and other retail outlets, as well as through other distributors and e-commerce. Products for away-from-home use are sold through distributors, directly to manufacturing, lodging, office building, food service, and high-volume public facilities, and through e-commerce.
Net sales to Walmart Inc. as a percent of our consolidated net sales were approximately 15 percent in 2020 and 14 percent in 2019 and 2018, respectively. Net sales to Walmart Inc. were primarily in the Personal Care and Consumer Tissue segments.
On October 1, 2020, we acquired Softex Indonesia, a leader in the fast-growing Indonesian personal care market, in an all-cash transaction for approximately $1.2 billion. This transaction significantly expands our presence in an important developing and emerging market and is a strong strategic fit with our core business. Softex Indonesia generated net sales of approximately $420 in 2019. We financed the transaction through a combination of short-term commercial paper, cash on hand, and the issuance of a $600 bond. See Item 8, Note 3 to the consolidated financial statements for details.
Patents and Trademarks
We own various patents and trademarks registered domestically and in many foreign countries. We consider the patents and trademarks that we own and the trademarks under which we sell certain of our products to be material to our business. Consequently, we seek patent and trademark protection by all available means, including registration.

1	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

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
Foreign Market Risks
We operate and market our products globally, and our business strategy includes targeted growth in Latin America, Asia, Eastern Europe, the Middle East and Africa, with a particular emphasis in Latin America, China, Eastern Europe and ASEAN. See Item 1A, "Risk Factors" for a discussion of foreign market risks that may affect our financial results.
Corporate Responsibility and Sustainability
Our continued commitment to doing the right thing underpins our social impact and smallest footprint ambitions. Making lives better begins with ensuring the health and safety of our customers, consumers, and employees, promoting diversity and inclusion within our business, and protecting the rights of workers across our supply chain. We also believe we can make meaningful contributions to gender equality, clean water and sanitation, climate action and responsible consumption and production. Our sustainability strategy puts our brand and innovation teams to work to create shared value by solving global challenges and is focused on addressing key sustainability impacts and opportunities throughout our value chain.
We implement this strategy by integrating sustainability objectives into our business and capital planning processes, aligning the priorities of our supply chain, brand and innovation teams, and establishing meaningful performance indicators. Our environmental priorities include reducing our use of new fossil fuel-based plastic, while enabling circular systems to recover the materials in our products and packaging; reducing our products’ forest carbon footprint, while protecting forest biodiversity and supporting forest dependent communities; reducing greenhouse gas emissions along our value chain, in line with climate science; and building resilience to water risk at our facilities and in our communities. The United Nations' Sustainable Development Goals are now accepted as the best shared definition of what needs to be done over the next decade, and we have aligned our goals with that framework.
Regulatory Compliance
We are subject to many laws and regulations across all the countries in which we do business, and we are particularly impacted by those relating to product safety, environmental protection and data privacy and protection.
We are obligated to comply with regulations that cover product safety, efficacy, manufacturing, advertising, labeling and safety reporting. These include requirements that we provide a label that highlights perceived concerns about a product or warns consumers of risks of using our products. In some cases, it may be necessary to initiate product recalls if safety risks are considered to exist. All our facilities and other operations are subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. We are also subject to various laws and regulations related to data privacy and protection, including the European Union’s General Data Protection Regulation and the California Consumer Privacy Act of 2018, which became effective on January 1, 2020.
Our policy is to abide by all applicable laws and regulations, and we have internal programs in place to manage global compliance with these various requirements. We monitor each of these areas for new or changed regulatory requirements,

2	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

particularly in the rapidly evolving area of data privacy and protection. We have made, and plan to continue making, necessary expenditures for compliance with applicable laws and regulations; however, total capital expenditures and operating expenses related to compliance are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position.
Employees
We had approximately 46,000 employees as of December 31, 2020 in our consolidated operations. Approximately 30 percent of our employees were located in North America and the remainder were in more than 65 countries outside of North America. Overall, approximately 60 percent of our workforce was directly involved in manufacturing and distribution operations. We are committed to workforce diversity and inclusion and continue to make progress on goals for women in senior roles globally and ethnic minorities in senior roles in the United States.
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
Business Operations
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and cash flows.
Our business and financial results may be negatively impacted by health epidemics, pandemics and similar outbreaks. The ongoing COVID-19 pandemic could have negative impacts on our business, including causing significant volatility in demand for our products, changes in consumer behavior and preference, disruptions in our manufacturing and supply chain operations, disruptions to our cost saving programs and restructuring initiatives, limitations on our employees’ ability to work and travel, significant changes in the economic or political conditions in markets in which we operate and related currency and commodity volatility. Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain its spread and mitigate its public health effects.
Cyber-attacks, privacy breaches, data breaches or a failure of key information technology systems could disrupt our business operations and cause us financial and reputational damage.
Increased cyber-security threats and computer crime pose a potential risk to the security of our information technology systems, including those of third-party service providers with whom we have contracted, as well as the confidentiality, integrity and availability of the data stored on those systems. Further, data privacy is subject to frequently changing rules and regulations regarding the handling of personal data, such as the General Data Protection Regulation and the California Consumer Privacy Act. Any breach in our information technology security systems could result in the disclosure or misuse of confidential or proprietary information, including sensitive customer, supplier, employee or investor information maintained in the ordinary course of our business. Any such event, or any failure to comply with these data privacy requirements or other laws in this area, could cause damage to our reputation, loss of valuable information or loss of revenue and could result in legal liability, or regulatory or other penalties. In addition, we may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events.

3	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Our information technology systems, some of which are dependent on services provided by third parties, serve an important role in the efficient and effective operation and administration of our business. These systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses or cyber-based attacks. The risk of cyber-based attacks is heightened with many of our employees working and accessing our technology infrastructure remotely as a result of the COVID-19 pandemic. While we have contingency plans in place to prevent or mitigate the impact of these events, if they were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations, which may adversely affect our business and financial results.
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
Our strategy includes operations growth outside the U.S., especially in developing markets such as China, Eastern Europe, ASEAN and Latin America. About half of our net sales come from markets outside the U.S. We and our equity companies have manufacturing facilities in 34 countries and sell products in a substantial majority of countries around the world. Our results may be substantially affected by a number of foreign market risks:
•Exposure to the movement of various currencies against each other and the U.S. dollar. A portion of the exposures, arising from transactions and commitments denominated in non-local currencies, is systematically managed through foreign currency forward and swap contracts where available and economically advantageous. We do not generally hedge our income statement translation exposure with respect to foreign operations.
•Increases in currency exchange restrictions. These restrictions could limit our ability to repatriate earnings from outside the U.S. or obtain currency exchange for U.S. dollar inputs to continue operating in certain countries.
•Adverse political conditions. Risks related to political instability, expropriation, new or revised legal or regulatory constraints, difficulties in enforcing contractual and intellectual property rights, and potentially adverse tax

4	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

consequences, including the United Kingdom's withdrawal from the European Union (Brexit) and the related ongoing negotiations with the European Union, could adversely affect our financial results.
•Increases in dollar-based input costs for operations outside the U.S. due to weaker foreign exchange rates versus the U.S. dollar. There can be no assurance that we will be protected against substantial foreign currency fluctuations.
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
Developing and maintaining our reputation, as well as the reputation of our brands, is a critical factor in our relationship with consumers, customers, suppliers and others. Our inability to address adverse publicity or other issues, including concerns about product safety, quality, efficacy, environmental impacts (including packaging, energy and water use and waste management), inclusion and diversity, human rights and other sustainability or similar matters, or breaches of consumer, customer, supplier, employee or other confidential information, real or perceived, could negatively impact sentiment towards us and our products and brands, and our business and financial results could suffer. In addition, our products could face withdrawal, recall or other quality issues. Consumers increasing use and reliance on social media for information could increase the risk of adverse publicity, potentially with negative perception of our products or brands. Our business and results could also be negatively impacted by the effects of product-related litigation, allegations of product tampering or contamination, or the distribution and sale of counterfeit products.
Disruption in our supply chain or our manufacturing or distribution operations could adversely affect our business.
Our ability to manufacture, distribute and sell products is critical to our operations. These activities are subject to inherent risks such as natural disasters, power outages, fires or explosions, labor strikes, terrorism, epidemics, pandemics (including the ongoing COVID-19 pandemic), import restrictions, regional economic, business, environmental or political events, governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change or other concerns regarding the sustainability of our business, which could disrupt our supply chain and impair our ability to manufacture or sell our products. This interruption, if not mitigated in advance or otherwise effectively managed, could adversely impact our business, financial condition and results of operations, as well as require additional resources to address.
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
We may pursue acquisitions of product lines or businesses from third parties, including our recent acquisition of Softex Indonesia. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired product lines or businesses, estimation and assumption of liabilities and contingencies, personnel turnover and the diversion of management's attention from other business concerns. We may be unable to successfully integrate and manage product lines or businesses that we may acquire in the future, or be unable to achieve anticipated benefits or cost savings from acquisitions in the timeframe we anticipate, or at all.

5	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

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
The inability to effectively and efficiently manage acquisitions and divestitures with the results we expect or in the timeframe we anticipate could adversely affect our business, consolidated financial condition, results of operations or liquidity.
Marketing and Competition
Increasing dependence on key retailers in Developed Markets and the emergence of new sales channels may adversely affect our business.
Our products are sold in a highly competitive global marketplace, which continues to experience increased concentration and the growing presence of large-format retailers, discounters and e-tailers. With the consolidation of retail trade, both traditional retailers and e-tailers, we are increasingly dependent on key customers, and some of these customers, including large-format retailers and large e-tailers, may have significant bargaining power. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory destocking, limitations on access to shelf space, delisting of our products, additional requirements related to safety, environmental, social and other sustainability issues, and other conditions. If we lose a significant customer or if sales of our products to a significant customer materially decrease, our business, financial condition and results of operations may be adversely affected.
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

6	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Legal and Regulatory
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
In addition, new or revised laws or regulations may alter the environment in which we do business, including in connection with Brexit, which could adversely impact our financial results. For example, new legislation or regulations may result in increased costs to us, directly for our compliance, or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs, excise taxes or reduced availability of raw materials.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2020, we own or lease:
•our principal executive office located in the Dallas, Texas metropolitan area;
•four operating segment and geographic headquarters at two U.S. and two international locations; and
•four global business service centers at one U.S. and three international locations.
The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
North America (in 14 states in the U.S.)	30
Outside North America	54
Total (in 34 countries)	84
Many of these facilities produce multiple products, some across multiple segments. Consumer tissue and K-C Professional products are produced in 49 facilities and personal care products are produced in 49 facilities. We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained.
ITEM 3.    LEGAL PROCEEDINGS
See Item 8, Note 10 to the consolidated financial statements, which is incorporated in this Item 3 by reference, for information on legal proceedings.

7	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 11, 2021, together with certain biographical information, are as follows:
Gustavo L. Ghory, 62, was elected Senior Vice President and Chief Supply Chain Officer in June 2020. He is responsible for procurement, manufacturing, logistics, quality, safety and sustainability. Mr. Ghory joined Kimberly-Clark from SmarterChains, a technology company focused on creating agile operations for manufacturers, where he served as Chairman and Co-Founder since 2017. Mr. Ghory joined SmarterChains from The Procter & Gamble Company, where he served in multiple roles of increasing responsibility, most recently as Vice President Product Supply - Global Manufacturing.
Maria Henry, 54, was elected Senior Vice President and Chief Financial Officer in 2015. Prior to joining Kimberly-Clark, Ms. Henry served as Chief Financial Officer of Hillshire Brands Company from 2012 to 2014, and Chief Financial Officer of Sara Lee Corporation’s North America Retail and Food Service business from 2011 to 2012. Prior to joining Sara Lee (the predecessor to Hillshire Brands) in 2011, Ms. Henry was Executive Vice President and Chief Financial Officer of Culligan International, where she was responsible for finance, strategy, business development and information technology. Before Culligan, Ms. Henry served as Chief Financial Officer of Vastera, Inc. She began her career at General Electric. She also serves on the board of directors of General Mills, Inc.
Michael D. Hsu, 56, has served as Chairman of the Board since January 2020 and as Chief Executive Officer since January 2019. Prior to that, he served as President and Chief Operating Officer since 2017, where he was responsible for the day-to-day operations of our business units, along with our global innovation, marketing and supply chain functions. He served as Group President, K-C North America from 2013 to 2016, where he was responsible for our consumer business in North America, as well as leading the development of new business strategies for global nonwovens. From 2012 to 2013, his title was Group President, North America Consumer Products. He has been a director of Kimberly-Clark since 2017. Prior to joining Kimberly-Clark, Mr. Hsu served as Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010 to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company. He also serves on the board of directors of Texas Instruments Incorporated.
Sandra R.A. Karrmann, 55, was elected Senior Vice President and Chief Human Resources Officer in October 2020. She is responsible for the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and labor/employee relations. Ms. Karrmann joined Kimberly-Clark from Tenet Healthcare Corporation, a diversified healthcare services company, where she served as Executive Vice President and Chief Human Resources Officer since March 2019 and Senior Vice President and Chief Human Resources Officer since November 2017. Prior to joining Tenet, she served as Senior Vice President and Chief Human Resources Officer for United Surgical Partners International, which operates surgical facilities, since January 2013.
Alison Lewis, 53, was elected Chief Growth Officer in July 2019. Ms. Lewis joined Kimberly-Clark from Johnson & Johnson, a health care products company, where she served as Chief Marketing Officer of the Global Consumer business since 2013. Prior to her role at Johnson & Johnson, Ms. Lewis served as Chief Marketing Officer, Senior Vice President, North America at The Coca-Cola Company.
Jeffrey Melucci, 50, was elected Chief Transformation, Business Development and Legal Officer in November 2020. From April 2020 to November 2020, he served as Senior Vice President, Business Development and General Counsel and from 2017 to April 2020, he served as Senior Vice President - General Counsel. From January 2017 to September 2017, he served as Vice President, Senior Deputy General Counsel and General Counsel of Kimberly-Clark’s Global Operations. From March 2013 to January 2017, he served as Vice President and Deputy General Counsel. He also served as Corporate Secretary from April 2014 to September 2017 and General Counsel of Kimberly-Clark International from March 2013 to December 2016. Mr. Melucci joined Kimberly-Clark from General Electric, where he served in multiple roles of increasing responsibility, most recently as General Counsel - Aviation Systems and Aviation Business Development.

8	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Aaron Powell, 49, was elected President, K-C Asia-Pacific in March 2020. He is responsible for our consumer business in our Asia-Pacific region. From May 2018 to March 2020, he served as President of K-C Professional. Previously, he served as President, K-C Europe, Middle East & Africa (EMEA) from April 2018 to May 2018, and prior to that he led our K-C Professional operations in North America since 2016. Mr. Powell joined Kimberly-Clark in 2007 and has held a number of positions of increasing responsibility within our EMEA operations, including Vice President and Managing Director, Central & Eastern Europe.
Russell Torres, 49, was elected President of K-C Professional in March 2020. He is responsible for our global business to business operations which provides a deep range of essential commercial products and services, including tissue and surface wipers, skin care, safety and do-it-yourself products. Mr. Torres joined Kimberly-Clark from Newell Brands Inc., a consumer goods company, where he served as Group President since 2018 and as Chief Transformation Officer from 2016 to 2018. Prior to joining Newell Brands, Mr. Torres was a partner at Bain & Company from 2013 to 2016. Prior to that, Mr. Torres served as a senior executive at Mondelez International in its North America Business Unit from 2011 to 2013.
Kimberly K. Underhill, 56, was elected Group President, K-C North America in 2018. She is responsible for our consumer business in North America. From 2014 to May 2018, she served as President of K-C Professional, and from 2011 to 2014, she served as President, Consumer Europe. Ms. Underhill joined Kimberly-Clark in 1988 and has held a number of positions with increasing responsibility within research and engineering, operations and marketing. Ms. Underhill also serves on the board of directors of Foot Locker, Inc.
Gonzalo Uribe, 49, was elected President, K-C Latin America in November 2020. He is responsible for our consumer business in our Latin America region. From 2018 to November 2020 he served as Vice President, North Latin America and from 2017 to 2018 he served as Vice President, Andean Region. Mr. Uribe joined Kimberly-Clark from Mondelēz, where he served in multiple roles of increasing responsibility, most recently as Western Andean, Central America and Caribbean General Manager.
Tristram Wilkinson, 52, was elected President, K-C EMEA in 2018. He is responsible for our consumer business in our EMEA region. From 2016 to 2018, he served as Vice President and Managing Director, Central & Eastern Europe. Prior to that, Mr. Wilkinson held a number of positions of increasing responsibility within our EMEA operations, including Vice President and Managing Director, United Kingdom & Ireland. Mr. Wilkinson joined Kimberly-Clark in 1995.

9	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
As of January 29, 2021, we had 18,209 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2020, we repurchased 4.9 million shares of our common stock at a cost of $700 through a broker in the open market.
The following table contains information for shares repurchased during the fourth quarter of 2020. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2020)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	608,048	$145.78	34,181,776	5,818,224
November 1 to November 30	570,400	138.69	34,752,176	5,247,824
December 1 to December 31	554,300	135.86	35,306,476	4,693,524
Total	1,732,748
(a)Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on November 13, 2014. This program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion. On January 22, 2021, the Corporation’s Board of Directors authorized a new share repurchase program, pursuant to which the Corporation is authorized to repurchase up to 40 million shares of the Corporation’s common stock, subject to a limit of $5 billion in aggregate expenditures. The authorization is incremental to the remaining shares available to be repurchased under the current share repurchase program authorized on November 13, 2014.

10	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2020(a)	2019(b)	2018(c)	2017(d)	2016(e)
Net Sales	$19,140	$18,450	$18,486	$18,348	$18,287
Gross Profit	6,822	6,035	5,597	6,587	6,691
Operating Profit	3,244	2,991	2,229	3,358	3,383
Share of Net Income of Equity Companies	142	123	103	104	132
Net Income	2,396	2,197	1,445	2,319	2,219
Net Income Attributable to Noncontrolling Interests	(44)	(40)	(35)	(41)	(53)
Net Income Attributable to Kimberly-Clark Corporation	2,352	2,157	1,410	2,278	2,166
Per Share Basis
Basic	6.90	6.28	4.05	6.44	6.03
Diluted	6.87	6.24	4.03	6.40	5.99

Cash Dividends Per Share
Declared	4.28	4.12	4.00	3.88	3.68
Paid	4.24	4.09	3.97	3.83	3.64

Total Assets	17,523	15,283	14,518	15,151	14,602
Long-Term Debt	7,878	6,213	6,247	6,472	6,439
Total Stockholders' Equity	869	194	(46)	882	117
(a)    Results include pre-tax charges of $419, $323 after tax, related to the 2018 Global Restructuring Program, acquisition-related costs of $32, $27 after tax, associated with the acquisition of Softex Indonesia, and business tax credits of $77, $51 after tax, related to the resolution of certain Brazil tax matters. See Item 8, Notes 1, 2 and 3 to the consolidated financial statements for details.
(b)    Results include pre-tax charges of $366, $248 after tax, related to the 2018 Global Restructuring Program and a pre-tax property sale gain of $31, $24 after tax, related to the sale of property associated with a former manufacturing facility. See Item 8, Notes 2 and 14 to the consolidated financial statements for details.
(c)    Results include pre-tax charges of $1,036, $783 after tax, related to the 2018 Global Restructuring Program and a net charge of $117 associated with U.S. tax reform related matters. See Item 8, Notes 2 and 12 to the consolidated financial statements for details.
(d)    Results include other expense of $24 and an income tax benefit of $85 for U.S. tax reform related matters.
(e)    Results include other income of $11 related to an updated assessment of the deconsolidation of our Venezuelan operations. Additionally, results were negatively impacted by pre-tax charges of $35, $27 after tax, related to the 2014 restructuring plan initiated to improve organization efficiency and offset the impact of stranded overhead costs resulting from the spin-off of our health care business (the "2014 Organization Restructuring").

11	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and prospects. This discussion and analysis compares 2020 results to 2019. For a discussion that compares our 2019 results to 2018, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2019 Annual Report on Form 10-K. The reference to "N.M." indicates that the calculation is not meaningful. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling prices on net sales. Changes in foreign currency exchange rates and acquisitions also impact the year-over-year change in net sales. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
The following will be discussed and analyzed:
•Overview of Business
•Overview of 2020 Results
•Impact of COVID-19
•Results of Operations and Related Information
•Unaudited Quarterly Data
•Liquidity and Capital Resources
•Critical Accounting Policies and Use of Estimates
•New Accounting Standards
•Information Concerning Forward-Looking Statements
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:
•2018 Global Restructuring Program - In 2018, we initiated a restructuring program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. See Item 8, Note 2 to the consolidated financial statements for details.
•Softex Indonesia Acquisition-Related Costs - Transaction and integration costs associated with the acquisition of Softex Indonesia. See Item 8, Note 3 to the consolidated financial statements for details.
•Brazil Business Tax Credits - In the fourth quarter of 2020, we received a favorable legal ruling that resolved certain matters related to prior years' business taxes in Brazil. See Item 8, Note 1 to the consolidated financial statements for details.
•Property Sale Gain - In the fourth quarter of 2019, we recognized a gain on the sale of property associated with a former manufacturing facility that was closed in 2012 as part of a past restructuring.

12	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Overview of Business
We are a global company focused on leading the world in essentials for a better life, with manufacturing facilities in 34 countries, including our equity affiliates, and products sold in more than 175 countries and territories. Our products are sold under well-known brands such as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. We have three reportable business segments: Personal Care, Consumer Tissue and K-C Professional. These business segments are described in greater detail in Item 8, Note 14 to the consolidated financial statements.
In operating our business, we seek to:
•grow our portfolio of brands through innovation, category development and commercial execution,
•leverage our cost and financial discipline to fund growth and improve margins, and
•allocate capital in value-creating ways.
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E Markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea.
On October 1, 2020, we acquired Softex Indonesia, a leader in the fast-growing Indonesian personal care market, in an all-cash transaction for approximately $1.2 billion. This transaction significantly expands our presence in an important D&E market and is a strong strategic fit with our core business. Softex Indonesia generated net sales of approximately $420 in 2019. We financed the transaction through a combination of short-term commercial paper, cash on hand and the issuance of a $600 bond. See Item 8, Note 3 to the consolidated financial statements for details.
Overview of 2020 Results
•Net sales of $19.1 billion increased 4 percent. Organic sales increased 6 percent. Changes in foreign currency exchange rates reduced sales by 2 percent.
•In North America, organic sales increased 10 percent in consumer products and decreased 5 percent in K-C Professional.
•Outside North America, organic sales increased 3 percent in D&E Markets and 6 percent in Developed Markets.
•Operating Profit and Net Income Attributable to Kimberly-Clark were $3,244 and $2,352 in 2020, respectively.
•Diluted earnings per share were $6.87 in 2020 compared to $6.24 in 2019. Results in 2020 and 2019 include net charges of $0.94 and $0.72, respectively, related to the 2018 Global Restructuring Program. Results in 2020 also include acquisition-related costs of $0.08 associated with the acquisition of Softex Indonesia and a benefit of $0.15 related to the resolution of certain business tax matters in Brazil. Results in 2019 also include a net gain of $0.07 related to the sale of property associated with a former manufacturing facility that was closed as part of a past restructuring.
•We continue to focus on generating cash flow and allocating capital to shareholders. Cash provided by operations was $3.7 billion in 2020. We raised our dividend in 2020 by 4 percent, the 48th consecutive annual increase in our dividend. Altogether, share repurchases and dividends in 2020 amounted to $2.15 billion.
In 2021, we plan to continue to execute our strategies for long-term success which include delivering balanced, sustainable growth by growing our brands in-line with or ahead of category growth, leveraging our cost and financial discipline to fund growth and improve margins, and allocating capital in value-creating ways. Our growth strategy is built on two pillars. Elevate our core business is our first pillar and is driven by delivering value-added innovations and driving category opportunities. Accelerating growth in D&E markets is our second pillar and emphasizes Personal Care and K-C Professional with Latin America, China, Eastern Europe and ASEAN as our priority markets. Both strategies are enabled by our focus on accelerating and investing in our commercial capabilities through digital marketing, revenue growth management, consumer-inspired innovation and strong in-market execution.
Our strong legacy of financial discipline supports our growth strategy by driving ongoing supply chain productivity through our FORCE (Focused On Reducing Costs Everywhere) program, completing the execution of the 2018 Global Restructuring program, controlling discretionary spending, driving down working capital and maintaining the top-tier return on invested

13	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

capital. Our capital allocation strategy is consistent with our historical approach of disciplined capital spending, payment of a top tier dividend, evaluation of acquisition opportunities and allocation of excess cash flow to share repurchases.
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
We have experienced increased volatility in demand for some of our products as consumers adapt to the evolving environment. Beginning in the first quarter of 2020, particularly in March, demand increased in our Consumer Tissue and Personal Care business segments across all major geographies as consumers increased home inventory levels in response to COVID-19. The increase was followed by a period of demand softness as consumers used existing home inventories and demand returned to more normal levels. Demand for our consumer tissue products was elevated throughout 2020 as more people spent more time at home. Our K-C Professional business experienced volume declines throughout 2020 reflecting the reduction in away from home demand.
During 2020, we experienced temporary closures of certain facilities, though we did not experience a material impact from a plant closure and our facilities were largely exempt or partially exempt from government closure orders. At many of our facilities, we have been experiencing increased employee absences, which may continue in the current situation.
During 2020, we also experienced increased volatility in foreign currency exchange rates and commodity prices, as certain countries experienced increased macro-economic volatility from the COVID-19 situation.
Results of Operations and Related Information
This section presents a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2020 results of operations.

14	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Consolidated

Selected Financial Results	Year Ended December 31
	2020	2019	Change 2020 vs. 2019
Net Sales:
North America	$10,394	$9,735	+7%
Outside North America	9,018	8,981	—
Intergeographic sales	(272)	(266)	+2%
Total Net Sales	19,140	18,450	+4%
Operating Profit:
North America	2,689	2,441	+10%
Outside North America	1,221	1,127	+8%
Corporate & Other(a)	(720)	(787)	N.M.
Other (income) and expense, net(a)	(54)	(210)	-74%
Total Operating Profit	3,244	2,991	+8%
Provision for income taxes	(676)	(576)	+17%
Share of net income of equity companies	142	123	+15%
Net Income Attributable to Kimberly-Clark Corporation	2,352	2,157	+9%
Diluted Earnings per Share	6.87	6.24	+10%
(a)    Corporate & Other and Other (income) and expense, net includes income and expenses not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Twelve Months Ended December 31, 2020
	As Reported	2018 Global Restructuring Program	Softex Indonesia Acquisition-Related Costs	Brazil Business Tax Credits	As Adjusted Non-GAAP
Cost of products sold	$12,318	$283	$—	$—	$12,035
Gross Profit	6,822	(283)	—	—	7,105
Marketing, research and general expenses	3,632	109	32	—	3,491
Other (income) and expense, net	(54)	(9)	—	(77)	32
Operating Profit	3,244	(383)	(32)	77	3,582
Nonoperating expense	(70)	(36)	—	—	(34)
Provision for income taxes	(676)	94	5	(26)	(749)
Effective tax rate	23.1%	—	—	—	22.7%
Share of net income of equity companies	142	(1)	—	—	143
Net income attributable to noncontrolling interests	(44)	3	—	—	(47)
Net Income Attributable to Kimberly-Clark Corporation	2,352	(323)	(27)	51	2,651
Diluted Earnings per Share(a)	6.87	(0.94)	(0.08)	0.15	7.74

15	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

	Twelve Months Ended December 31, 2019
	As Reported	2018 Global Restructuring Program	Property Sale Gain	As Adjusted Non-GAAP
Cost of products sold	$12,415	$416	$—	$11,999
Gross profit	6,035	(416)	—	6,451
Marketing, research and general expenses	3,254	99	—	3,155
Other (income) and expense, net	(210)	(194)	(31)	15
Operating profit	2,991	(321)	31	3,281
Nonoperating expense	(91)	(45)	—	(46)
Provision for income taxes	(576)	118	(7)	(687)
Effective tax rate	21.7%	—	—	23.0%
Share of net income of equity companies	123	(2)	—	125
Net income attributable to noncontrolling interests	(40)	2	—	(42)
Net income attributable to Kimberly-Clark Corporation	2,157	(248)	24	2,381
Diluted Earnings per Share(a)	6.24	(0.72)	0.07	6.89
(a)    "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Net Sales	Percent Change	Adjusted Operating Profit	Percent Change
	2020 vs. 2019		2020 vs. 2019
Volume	4	Volume	8
Net Price	1	Net Price	8
Mix/Other	1	Input Costs	5
Currency	(2)	Cost Savings(c)	17
Total(a)	4	Currency Translation	(1)
		Other(d)	(28)
Organic(b)	6	Total	9
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

Net sales of $19.1 billion increased 4 percent compared to the year ago period. Operating profit was $3,244 in 2020 and $2,991 in 2019. Adjusted operating profit was $3,582 in 2020, up 9 percent compared to $3,281 in 2019. Results benefited from organic sales growth, $455 of FORCE cost savings and $120 of cost savings from the 2018 Global Restructuring Program. Input costs decreased $175, driven by pulp. The comparison was impacted by other manufacturing cost increases, unfavorable currency effects, increased advertising spending and higher general and administrative costs.

Other (income) and expense, net of $54 in 2020 primarily reflected tax credits recognized related to a favorable legal ruling that resolved certain matters related to prior years' business taxes in Brazil. In 2019, Other (income) and expense, net of $210 primarily reflected gains on the sales of manufacturing facilities and associated real estate related to the 2018 Global Restructuring Program and property associated with a former manufacturing facility that was closed as part of a past restructuring. Adjusted other (income) and expense, net was $32 and $15 of expense in 2020 and 2019, respectively.

16	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

The effective tax rate of 23.1 percent in 2020 increased compared to the effective tax rate of 21.7 percent in 2019. The rate in 2019 included a net benefit of $47 related to a nonrecurring capital loss from a legal entity restructuring. See additional details in Item 8, Note 12 to the consolidated financial statements. The adjusted effective tax rate was 22.7 percent compared to 23.0 percent in 2019.
Our share of net income of equity companies was $142 in 2020 and $123 in 2019. Kimberly-Clark de Mexico, S.A.B. de C.V. ("KCM") results in 2020 benefited from organic sales growth, lower input costs and cost savings but were negatively impacted by unfavorable currency effects.
Diluted earnings per share were $6.87 in 2020 and $6.24 in 2019. Adjusted earnings per share of $7.74 in 2020 increased 12 percent compared to $6.89 in 2019. The increase was driven by growth in adjusted operating profit, along with higher net income from equity companies and declines in the share count and adjusted effective tax rate.
Business Segments
Personal Care

	2020	2019		2020	2019
Net Sales	$9,339	$9,108	Operating Profit	$1,933	$1,904

Net Sales	Percent Change	Operating Profit	Percent Change
	2020 vs. 2019		2020 vs. 2019
Volume	4	Volume	7
Net Price	—	Net Price	2
Mix/Other	1	Input Costs	2
Acquisition	1	Cost Savings(c)	15
Currency	(4)	Currency Translation	(2)
Total(a)	3	Other(d)	(22)
Organic(b)	5	Total	2
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
Net sales in North America increased 6 percent. Volumes increased 4 percent, primarily driven by broad-based growth in baby and child care as well as increases in adult care. Changes in net selling prices and product mix each increased sales by 1 percent.
Net sales in D&E Markets decreased 1 percent. Changes in foreign currency exchange rates decreased sales by 9 percent, primarily in Latin America. Volumes increased 4 percent led by growth in China, Eastern Europe, Brazil and India. Changes in product mix and the Softex Indonesia acquisition each increased sales by 2 percent. The improvements in product mix were primarily in China.
Net sales in Developed Markets outside North America increased 1 percent. Changes in product mix increased sales by 2 percent, primarily in South Korea, and volumes increased 1 percent. Changes in foreign currency exchange rates and net selling prices each decreased sales by 1 percent.
Operating profit of $1,933 increased 2 percent. The comparison was positively impacted by organic sales growth, cost savings and lower input costs, partially offset by unfavorable foreign currency effects, increases in other manufacturing costs and higher marketing and general and administrative costs.

17	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Consumer Tissue

	2020	2019		2020	2019
Net Sales	$6,718	$5,993	Operating Profit	$1,448	$1,007

Net Sales	Percent Change	Operating Profit	Percent Change
	2020 vs. 2019		2020 vs. 2019
Volume	12	Volume	27
Net Price	2	Net Price	12
Mix/Other	(1)	Input Costs	13
Currency	(1)	Cost Savings(c)	20
Total(a)	12	Currency Translation	—
		Other(d)	(28)
Organic(b)	13	Total	44
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
Net sales in North America increased by 17 percent. Volume increased 14 percent reflecting strong demand related to the COVID-19 and work from home environment, along with improved performance in Kleenex facial tissue. Volumes were up double-digits in all major product categories. Changes in net selling prices increased sales by 4 percent, driven by lower promotion spending. Changes in product mix decreased sales by 2 percent.
Net sales in D&E Markets decreased 1 percent. Changes in foreign currency exchange rates decreased sales by approximately 6 percent, primarily in Latin America, and changes in net selling prices decreased sales by 2 percent. Volumes increased 4 percent, led by improvements in Latin America, and changes in product mix increased sales by 2 percent.
Net sales in Developed Markets outside North America increased 14 percent. Volumes increased 12 percent. driven by strong growth in South Korea and Western and Central Europe and reflecting strong demand related to the COVID-19 and work from home environment. Changes in product mix increased sales by 1 percent.
Operating profit of $1,448 increased 44 percent. Results benefited from higher volumes and net selling prices, cost savings and lower input costs, partially offset by increases in marketing and general and administrative costs, other manufacturing costs and unfavorable foreign currency effects.

18	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

K-C Professional

	2020	2019		2020	2019
Net Sales	$3,019	$3,292	Operating Profit	$528	$657

Net Sales	Percent Change	Operating Profit	Percent Change
	2020 vs. 2019		2020 vs. 2019
Volume	(11)	Volume	(21)
Net Price	3	Net Price	13
Mix/Other	2	Input Costs	—
Currency	(1)	Cost Savings(c)	13
Total(a)	(8)	Currency Translation	(1)
		Other(d)	(24)
Organic(b)	(7)	Total	(20)
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
Net sales in North America decreased 5 percent. Volumes decreased 10 percent, reflecting lower away from home demand and challenging business conditions following the outbreak of COVID-19. Changes in product mix and net selling prices increased sales by 3 percent and 2 percent, respectively.
Net sales in D&E Markets decreased 21 percent. Volumes decreased by 17 percent, reflecting lower away from home demand and challenging business conditions following the outbreak of COVID-19 with declines in all major markets. Changes in foreign currency exchange rates and product mix decreased sales by 5 percent and 2 percent, respectively, partially offset by changes in net selling prices which increased sales by 3 percent, all primarily related to Latin America.
Net sales in Developed Markets outside North America decreased 4 percent. Volumes decreased 11 percent, reflecting lower away from home demand and challenging business conditions following the outbreak of COVID-19, primarily in Western and Central Europe. Changes in product mix and net selling prices increased sales by 4 percent and 3 percent, respectively, also primarily in Western and Central Europe.
Operating profit of $528 decreased 20 percent. The comparison was impacted by lower volumes, other manufacturing cost increases, and increased general and administrative costs. Results benefited from favorable net selling prices and cost savings.
2018 Global Restructuring Program
Annual pre-tax savings from the 2018 Global Restructuring Program are now expected to be $540 to $560 by the end of 2021. Savings for 2020 were $120, bringing cumulative savings to $420.
To implement this program, we expect to incur incremental capital spending of approximately $600 to $700 by the end of 2021. See Item 8, Note 2 to the consolidated financial statements for additional information.

19	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Unaudited Quarterly Data

	2020(a)				2019(a)
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net Sales	$4,836	$4,683	$4,612	$5,009	$4,583	$4,640	$4,594	$4,633
Gross Profit	1,664	1,590	1,777	1,791	1,566	1,555	1,486	1,428
Operating Profit	749	666	925	904	751	915	670	655
Net Income	546	483	692	675	556	680	495	466
Net Income Attributable to Kimberly-Clark Corporation	539	472	681	660	547	671	485	454
Per Share Basis-Diluted	1.58	1.38	1.99	1.92	1.59	1.94	1.40	1.31
(a)    Quarterly results in 2020 and 2019 were impacted by charges related to the 2018 Global Restructuring Program. See Item 8, Note 2 to the consolidated financial statements for details. Third and fourth quarter results in 2020 were impacted by acquisition-related costs associated with the acquisition of Softex Indonesia. See Item 8, Note 3 to the consolidated financial statements for details. Fourth quarter results in 2020 were also impacted by business tax credits related to the resolution of certain Brazil tax matters. See Item 8, Note 1 for details.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $3.7 billion in 2020 compared to $2.7 billion in 2019. The increase was driven by improved working capital and higher earnings.
Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2021	2022	2023	2024	2025	2026+
Long-term debt	$8,156	$265	$314	$475	$618	$557	$5,927
Interest payments on long-term debt	3,507	257	249	243	237	224	2,297
Operating lease liabilities	603	148	126	100	76	63	90
Unconditional purchase obligations	3,487	1,422	1,010	622	103	108	222
Open purchase orders	2,626	2,514	101	10	1	—	—
Total contractual obligations	$18,379	$4,606	$1,800	$1,450	$1,035	$952	$8,536
•The unconditional purchase obligations are for the purchase of raw materials, primarily superabsorbent materials, pulp and utilities. Although we are primarily liable for payments on the above operating leases and unconditional purchase obligations, based on historic operating performance and forecasted future cash flows, we believe exposure to losses, if any, under these arrangements is not material.
•The open purchase orders displayed in the table represent amounts for goods and services we have negotiated for delivery.
The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:
•We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute approximately $50 to these plans in 2021.
•Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations of approximately $50 through 2030.
•Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.
Investing
Our capital spending was $1.2 billion in 2020 and 2019, including incremental spending related to the 2018 Global Restructuring Program. Acquisition, net of cash acquired of $1.1 billion in 2020 reflected the purchase of Softex Indonesia.

20	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Proceeds from dispositions of property in 2019 of $242 primarily reflects the proceeds from the sales of manufacturing facilities and associated real estate related to the 2018 Global Restructuring Program and property associated with a former manufacturing facility that was closed as part of a past restructuring. We expect capital spending to be approximately $1.2 billion to $1.3 billion in 2021, including spending associated with the 2018 Global Restructuring Program and other growth initiatives.
Financing
We issue long-term debt in the public market periodically. Proceeds from the offerings are used for general corporate purposes, including repayment of maturing debt or outstanding commercial paper indebtedness. See Item 8, Note 5 to the consolidated financial statements for details.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $223 as of December 31, 2020 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the twelve months ended December 31, 2020 was $365. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At December 31, 2020, total debt was $8.4 billion compared to $7.7 billion at December 31, 2019.
We maintain a $2.0 billion revolving credit facility which expires in June 2023 and a $750 revolving credit facility which expires in June 2021.  These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
In July 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced that it intends to phase out LIBOR by the end of 2021. We are currently evaluating the potential effect of the eventual replacement of the LIBOR, but we do not expect the effect to be material. Accounting guidance has been issued to ease the transition to alternative reference rates from a financial reporting perspective. See Item 8, Note 1 to the consolidated financial statements for details.
We paid $1.5 billion in dividends in 2020. The Board of Directors approved a dividend increase of 6.5 percent for 2021. We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2020, we repurchased 4.9 million shares of our common stock at a cost of $700 through a broker in the open market. We are targeting full-year 2021 share repurchases between $650 and $750, subject to market conditions. On January 22, 2021, the Corporation’s Board of Directors authorized a new share repurchase program, pursuant to which the Corporation is authorized to repurchase up to 40 million shares of the Corporation’s common stock, subject to a limit of $5 billion in aggregate expenditures. The authorization is incremental to the remaining shares available to be repurchased under the current share repurchase program authorized on November 13, 2014.
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

21	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

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
Changes in certain assumptions could affect pension expense and the benefit obligations, particularly the estimated long-term rate of return on plan assets and the discount rate used to calculate the obligations:
•Long-term rate of return on plan assets. The expected long-term rate of return is evaluated on an annual basis. In setting these assumptions, we consider a number of factors including projected future returns by asset class relative to the target asset allocation. Actual asset allocations are regularly reviewed and they are periodically rebalanced to the targeted allocations when considered appropriate.
As of December 31, 2020, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $1.1 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, and whether such accumulated actuarial losses at each measurement date exceed the "corridor" as required. If the expected long-term rate of return on assets for the Principal Plans were lowered by 0.25 percent, the impact on annual pension expense would not be material in 2021.
•Discount rate. The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2020 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the United Kingdom plan, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. If the discount rate assumptions for these same plans were reduced by 0.25 percent, the increase in annual pension expense would not be material in 2021, and the December 31, 2020 pension liability would increase by about $146.
•Other assumptions. There are a number of other assumptions involved in the calculation of pension expense and benefit obligations, primarily related to participant demographics and benefit elections.

22	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Pension expense for defined benefit pension plans is estimated to approximate $85 in 2021, including incremental charges resulting from 2018 Global Restructuring Program actions. Pension expense beyond 2021 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered participants in the plans.
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. Changes in significant assumptions could affect the consolidated expense and benefit obligations, particularly the discount rate used to calculate the obligations and the health care cost trend rate:
•Discount rate. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above, and the methodology for each country is the same as the methodology used to determine the discount rate for that country's pension obligation. If the discount rate assumptions for these plans were reduced by 0.25 percent, the impact to 2021 other postretirement benefit expense and the increase in the December 31, 2020 benefit liability would not be material.
•Health care cost trend rate. The health care cost trend rate is based on a combination of inputs including our recent claims history and insights from external advisers regarding recent developments in the health care marketplace, as well as projections of future trends in the marketplace.
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
•Deferred tax assets and related valuation allowances. We have recorded deferred tax assets related to, among other matters, income tax loss carryforwards, income tax credit carryforwards and capital loss carryforwards and have established valuation allowances against these deferred tax assets. These carryforwards are primarily in non-U.S. taxing jurisdictions and in certain states in the U.S. Foreign tax credits earned in the U.S. in current and prior years, which cannot be used currently, also give rise to net deferred tax assets. In determining the valuation allowances to establish against these deferred tax assets, many factors are considered, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.
•Undistributed earnings. As of December 31, 2020, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $7.9 billion.  Earnings of $5.2 billion were previously subject to tax, primarily due to the one-time transition tax on foreign earnings required by the Tax Cuts and Jobs Act.  Any additional taxes due with respect to such previously-taxed earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes.  Deferred taxes have been recorded on $0.7 billion of earnings, most of which were previously taxed for U.S. federal income tax purposes, of foreign consolidated subsidiaries expected to be repatriated.  We do not intend to distribute the remaining $4.5 billion of previously taxed foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. state income taxes on such earnings.  While the transition tax resulted in a reduction of the excess amount for financial reporting over the tax basis in our foreign subsidiaries, any remaining amount of financial reporting over tax basis after such reduction could be subject to additional taxes, if repatriated.  However, we consider any excess to be indefinitely reinvested.  The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the $4.5 billion of previously taxed foreign earnings is not practicable.
•Uncertain tax positions. We record our global tax provision based on the respective tax rules and regulations for the jurisdictions in which we operate. Where we believe that a tax position is supportable for income tax purposes, the item is included in our income tax returns. Where treatment of a position is uncertain, a liability is recorded based upon the expected most likely outcome taking into consideration the technical merits of the position based on specific tax regulations and facts of each matter. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities or the expiration of the statute of limitations.

23	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets are not subject to amortization and are tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Intangible assets that are deemed to have finite lives are amortized over their useful lives, generally ranging from 10 to 20 years. We typically obtain the assistance of third-party valuation specialists to measure the acquisition date fair values of goodwill and other intangible assets acquired.
Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
Our related accounting policies and our acquisition of Softex Indonesia are discussed in Item 8, Notes 1 and 3, respectively, to the consolidated financial statements.
Goodwill
In our evaluation of goodwill impairment, we have the option to first assess qualitative factors such as macroeconomic, industry and competitive conditions, legal and regulatory environments, historical and projected financial performance, significant changes in the reporting unit and the magnitude of excess fair value over carrying amount from the previous quantitative impairment testing. If the result of a qualitative test indicates a potential for impairment, a quantitative test is performed. When a quantitative test is considered necessary, estimates of fair value for goodwill impairment testing are determined based on a discounted cash flow model and a market-based approach. We use inputs from our long-range planning process to determine growth rates for sales and earnings. The other key estimates and factors used in the discounted cash flow include, but are not limited to, discount rates, actual business trends experienced, commodity prices, foreign exchange rates, inflation and terminal growth rates.
For 2020, we completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and we determined that it is more likely than not that the fair value is more than the carrying amount for each of our reporting units.
Other Intangible Assets
We evaluate the useful lives of our other intangible assets, primarily brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.
Our estimate of the fair value of our brand assets is based on a discounted cash flow model and a market-based approach using inputs which include projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate. The cash flows used in the discounted cash flow model are consistent with those we use in our internal planning, which gives consideration to actual business trends experienced and the long-term business strategy.
We performed our 2020 impairment assessment of our intangible assets as of the first day of the third quarter of 2020, and based upon a qualitative assessment, no impairment indicators were found to be present.
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

24	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including pandemics (including the ongoing COVID-19 outbreak), epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships and to realize the expected benefits and synergies of the Softex Indonesia acquisition, could affect the realization of these estimates.
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
Foreign Currency Risk
A portion of our foreign currency risk is managed through the systematic use of foreign currency forward contracts.  The use of these instruments supports the management of transactional exposures to exchange rate fluctuations as the gains or losses incurred on the derivative instruments will offset, in whole or in part, gains or losses on the underlying foreign currency exposure.  We also utilize cross currency swaps and foreign denominated debt to hedge certain investments in foreign subsidiaries.  The gain or loss on these instruments is recognized in other comprehensive income to offset the change in value of the net investments being hedged.
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
As of December 31, 2020, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would not be material to our consolidated financial position, results of operations or cash flows. This hypothetical loss on transactional exposures is based on the difference between the December 31, 2020 rates and the assumed rates.
Our operations in Argentina are reported using highly inflationary accounting and their functional currency is the U.S. dollar. Changes in the value of an Argentine peso versus the U.S. dollar applied to our net peso monetary position are recorded in Other (income) and expense, net at the time of the change. As of December 31, 2020, K-C Argentina had a small net peso monetary position and a 10 percent unfavorable change in the exchange rate would not be material.

25	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. As of December 31, 2020, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $750. In the view of management, the above potential UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2020, the long-term debt portfolio was comprised of primarily fixed-rate debt. From time to time, we also hedge the anticipated issuance of fixed-rate debt and those contracts are designated as cash flow hedges.
In order to determine the impact of changes in interest rates on our financial position or future results of operations, we calculated the increase or decrease in the market value of fixed-rate debt using a 10 percent change in current market interest rates and the rates governing these instruments. At December 31, 2020, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $198, which would not have a significant impact on our financial statements as we do not record debt at fair value.
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

26	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31
(Millions of dollars, except per share amounts)	2020	2019	2018
Net Sales	$19,140	$18,450	$18,486
Cost of products sold	12,318	12,415	12,889
Gross Profit	6,822	6,035	5,597
Marketing, research and general expenses	3,632	3,254	3,367
Other (income) and expense, net	(54)	(210)	1
Operating Profit	3,244	2,991	2,229
Nonoperating expense	(70)	(91)	(163)
Interest income	8	11	10
Interest expense	(252)	(261)	(263)
Income Before Income Taxes and Equity Interests	2,930	2,650	1,813
Provision for income taxes	(676)	(576)	(471)
Income Before Equity Interests	2,254	2,074	1,342
Share of net income of equity companies	142	123	103
Net Income	2,396	2,197	1,445
Net income attributable to noncontrolling interests	(44)	(40)	(35)
Net Income Attributable to Kimberly-Clark Corporation	$2,352	$2,157	$1,410

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$6.90	$6.28	$4.05
Diluted	$6.87	$6.24	$4.03
See notes to the consolidated financial statements.

27	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(Millions of dollars)	2020	2019	2018
Net Income	$2,396	$2,197	$1,445
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	129	19	(428)
Employee postretirement benefits	37	12	140
Other	(34)	(34)	51
Total Other Comprehensive Income (Loss), Net of Tax	132	(3)	(237)
Comprehensive Income	2,528	2,194	1,208
Comprehensive income attributable to noncontrolling interests	(55)	(31)	(22)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$2,473	$2,163	$1,186
See notes to the consolidated financial statements.

28	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
(Millions of dollars)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$303	$442
Accounts receivable, net	2,235	2,263
Inventories	1,903	1,790
Other current assets	733	562
Total Current Assets	5,174	5,057
Property, Plant and Equipment, Net	8,042	7,450
Investments in Equity Companies	300	268
Goodwill	1,895	1,467
Other Intangible Assets, Net	832	29
Other Assets	1,280	1,012
TOTAL ASSETS	$17,523	$15,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$486	$1,534
Trade accounts payable	3,336	3,055
Accrued expenses and other current liabilities	2,262	1,978
Dividends payable	359	352
Total Current Liabilities	6,443	6,919
Long-Term Debt	7,878	6,213
Noncurrent Employee Benefits	864	897
Deferred Income Taxes	723	511
Other Liabilities	718	520
Redeemable Preferred Securities of Subsidiaries	28	29
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at December 31, 2020 and 2019	473	473
Additional paid-in capital	657	556
Common stock held in treasury, at cost - 39.9 and 37.1 million shares at December 31, 2020 and 2019, respectively	(4,899)	(4,454)
Retained earnings	7,567	6,686
Accumulated other comprehensive income (loss)	(3,172)	(3,294)
Total Kimberly-Clark Corporation Stockholders' Equity	626	(33)
Noncontrolling Interests	243	227
Total Stockholders' Equity	869	194
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,523	$15,283
See notes to the consolidated financial statements.

29	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	378,597	$473	$594	27,491	$(3,288)	$5,769	$(2,919)	$253	$882
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,410	—	31	1,441
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(224)	(12)	(236)
Stock-based awards exercised or vested	—	—	(90)	(1,351)	152	—	—	—	62
Shares repurchased	—	—	—	7,495	(820)	—	—	—	(820)
Recognition of stock-based compensation	—	—	39	—	—	—	—	—	39
Dividends declared ($4.00 per share)	—	—	—	—	—	(1,391)	—	(32)	(1,423)
Other	—	—	5	—	—	159	(156)	1	9
Balance at December 31, 2018	378,597	473	548	33,635	(3,956)	5,947	(3,299)	241	(46)
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	2,157	—	37	2,194
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	6	(10)	(4)
Stock-based awards exercised or vested	—	—	(93)	(2,817)	322	—	—	—	229
Shares repurchased	—	—	—	6,331	(820)	—	—	—	(820)
Recognition of stock-based compensation	—	—	94	—	—	—	—	—	94
Dividends declared ($4.12 per share)	—	—	—	—	—	(1,415)	—	(42)	(1,457)
Other	—	—	7	—	—	(3)	(1)	1	4
Balance at December 31, 2019	378,597	473	556	37,149	(4,454)	6,686	(3,294)	227	194
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	2,352	—	41	2,393
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	121	12	133
Stock-based awards exercised or vested	—	—	(55)	(2,339)	271	—	—	—	216
Shares repurchased	—	—	—	5,063	(716)	—	—	—	(716)
Recognition of stock-based compensation	—	—	142	—	—	—	—	—	142
Dividends declared ($4.28 per share)	—	—	—	—	—	(1,458)	—	(36)	(1,494)
Other	—	—	14	—	—	(13)	1	(1)	1
Balance at December 31, 2020	378,597	$473	$657	39,873	$(4,899)	$7,567	$(3,172)	$243	$869
See notes to the consolidated financial statements.

30	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS

	Year Ended December 31
(Millions of dollars)	2020	2019	2018
Operating Activities
Net income	$2,396	$2,197	$1,445
Depreciation and amortization	796	917	882
Asset impairments	17	—	74
Stock-based compensation	147	96	41
Deferred income taxes	45	29	2
Net (gains) losses on asset dispositions	68	(193)	52
Equity companies' earnings (in excess of) less than dividends paid	(30)	(6)	18
Operating working capital	363	(288)	389
Postretirement benefits	(28)	13	(25)
Other	(45)	(29)	92
Cash Provided by Operations	3,729	2,736	2,970
Investing Activities
Capital spending	(1,217)	(1,209)	(877)
Acquisition, net of cash acquired	(1,083)	(4)	—
Proceeds from dispositions of property	31	242	51
Investments in time deposits	(753)	(568)	(353)
Maturities of time deposits	690	542	272
Other	27	(45)	5
Cash Used for Investing	(2,305)	(1,042)	(902)
Financing Activities
Cash dividends paid	(1,451)	(1,408)	(1,386)
Change in short-term debt	(561)	303	(34)
Debt proceeds	1,845	706	507
Debt repayments	(854)	(707)	(407)
Proceeds from exercise of stock options	217	228	62
Acquisitions of common stock for the treasury	(700)	(800)	(800)
Other	(63)	(114)	(57)
Cash Used for Financing	(1,567)	(1,792)	(2,115)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	1	(30)
Change in Cash and Cash Equivalents	(139)	(97)	(77)
Cash and Cash Equivalents - Beginning of Year	442	539	616
Cash and Cash Equivalents - End of Year	$303	$442	$539
See notes to the consolidated financial statements.

31	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

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

32	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

projected financial performance, significant changes in the reporting unit and the magnitude of excess fair value over carrying amount from the previous quantitative impairment testing. If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test using discounted cash flows to estimate fair value must be performed. On the other hand, if the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then further quantitative testing is not required. For 2020, we completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and we determined that it is more likely than not that the fair value is more than the carrying amount for each of our reporting units.
Indefinite-lived intangible assets, other than goodwill, consist of certain brand names related to our acquisition of Softex Indonesia and are tested for impairment annually at the same time as our goodwill impairment assessment and whenever events and circumstances indicate that impairment may have occurred. Our estimate of the fair value of our brand assets is based on a discounted cash flow model and a market-based approach using inputs which include projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate.
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount.  An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset. Estimated useful lives range from 10 to 20 years for trademarks and 15 to 20 years for certain acquired distributor and customer relationships.
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
Research Expense
Research and development costs are charged to expense as incurred.

33	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Other Income
Certain amounts not directly associated with the current operations of the business are recorded in Other (income) and expense, net. In the fourth quarter of 2020, we received a favorable legal ruling that resolved certain matters related to prior years’ business taxes in Brazil. These matters involved the revenue base, which included value added taxes, used to calculate and pay social security taxes for the period 2004 to 2014. In the legal ruling, the São Paulo State Court recognized our right to exclude the value added taxes from the revenue base used to calculate those social security taxes. This decision resulted in business tax credits being recognized of $77 that we expect to use by the end of 2024.
In the fourth quarter of 2019, gains of $194 on the sales of manufacturing facilities and associated real estate which were disposed of as part of the restructuring were recorded. See Note 2. Also, in the fourth quarter of 2019, we recognized a gain of $31 on the sale of property associated with a former manufacturing facility that was closed in 2012 as part of a past restructuring.
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
As of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”).  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of December 31, 2020, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales in 2020, 2019 and 2018.
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

34	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

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
Accounting Standards - Adopted During 2020
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01 to further clarify the scope of this guidance. The effects of these standards on our financial position, results of operations and cash flows are not expected to be material.
Accounting Standards Issued - Not Adopted as of December 31, 2020
In 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the tax basis of goodwill after a business combination, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also changes the calculation of the income tax impact of hybrid taxes and the methodology for calculating income taxes in an interim period. We adopted this standard as of January 1, 2021 on either a prospective basis, or through a modified retrospective approach, as required by the standard. There was no cumulative effect adjustment recorded to retained earnings as the amount was not material. The effects of this standard on our financial position, results of operations and cash flows were not material.
Note 2.     2018 Global Restructuring Program
In January 2018, we announced the 2018 Global Restructuring Program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. We expect to close or sell approximately 10 manufacturing facilities and expand production capacity at several others. We expect to exit or divest some lower-margin businesses that generate approximately 1 percent of our net sales. The restructuring is expected to impact all of our business segments and our organizations in all major geographies. Workforce reductions are now expected to be in the range of 6,300 to 6,400.
The restructuring is expected to be completed in 2021, with total costs now anticipated to be in the range of $2.0 billion to $2.1 billion pre-tax ($1.5 billion to $1.6 billion after tax). Cash costs are expected to be $1.1 billion to $1.15 billion, primarily related to workforce reductions.  Non-cash charges are expected to be $900 to $950 pre-tax and will primarily consist of incremental depreciation, asset write-offs and pension settlement and curtailment charges. Restructuring charges in 2021 are expected to be $180 to $280 pre-tax ($135 to $215 after tax).

35	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

The following net charges were incurred in connection with the 2018 Global Restructuring Program:

	Year Ended December 31
	2020	2019	2018
Cost of products sold:
Charges for workforce reductions	$10	$31	$149
Asset impairments	17	—	74
Asset write-offs	63	54	112
Incremental depreciation	94	235	172
Other exit costs	99	96	34
Total	283	416	541
Marketing, research and general expenses:
Charges for workforce reductions	13	(12)	243
Other exit costs	96	111	137
Total	109	99	380
Other (income) and expense, net(a)	(9)	(194)	(12)
Nonoperating expense(b)	36	45	127
Total charges	419	366	1,036
Provision for income taxes	(94)	(118)	(243)
Net charges	325	248	793
Net impact related to equity companies and noncontrolling interests	(2)	—	(10)
Net charges attributable to Kimberly-Clark Corporation	$323	$248	$783
(a)Other (income) and expense, net in 2019 was the result of pre-tax gains on the sales of manufacturing facilities and associated real estate which were disposed of as part of the restructuring.
(b)Represents non-cash pension settlement and curtailment charges resulting from restructuring actions, primarily in the U.S., United Kingdom and Canada.
The measurement of the asset impairment charges was based on the excess of the carrying values of the impacted asset groups over their fair values. These fair values were measured by using discounted cash flows expected over the limited time the assets would remain in use or the expected sales value, and as a result, the assets were essentially written off or written down to fair value less costs to sell. The use of discounted cash flows represents a level 3 measure under the fair value hierarchy.
The following summarizes the restructuring liabilities activity:

	2020	2019
Restructuring liabilities at January 1	$132	$210
Charges for workforce reductions and other cash exit costs	210	221
Cash payments	(249)	(302)
Currency and other	—	3
Restructuring liabilities at December 31	$93	$132
As of December 31, 2020 and 2019, restructuring liabilities of $73 and $93 are recorded in Accrued expenses and other current liabilities and $20 and $39 are recorded in Other Liabilities, respectively. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statement.
Through December 31, 2020, cumulative pre-tax charges for the 2018 Global Restructuring Program were $1.8 billion ($1.4 billion after tax).

36	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Note 3.    Acquisition
On October 1, 2020 (“Acquisition Date”), we acquired Softex Indonesia, a leader in the fast-growing Indonesian personal care market, in an all-cash transaction for approximately $1.2 billion. The transaction price is subject to finalization of working capital and net debt adjustments which resulted in a preliminary purchase price of $1.1 billion as of December 31, 2020 in addition to the assumption of certain indebtedness of Softex Indonesia at closing. This transaction significantly expands our presence in an important developing and emerging market and is a strong strategic fit with our core business. Softex Indonesia generated net sales of approximately $420 in 2019. We financed the transaction through a combination of short-term commercial paper, cash on hand, and the issuance of a $600 bond. During the year ended December 31, 2020, we recorded transaction and integration costs of $32 in Marketing, research and general expenses.
We consolidated Softex Indonesia into our financial statements beginning in the fourth quarter of 2020. We have substantially completed an initial purchase price allocation in which we utilized several generally accepted valuation methodologies to determine the fair value of certain acquired assets. The primary valuation methods included the replacement cost approach, sales comparison approach, discounted cash flow, multi-period excess earnings, relief from royalty and distributor methods. These valuation methodologies are commonly used to value similar tangible and identifiable intangible assets in the Consumer Packaged Goods industry. All of the selected valuation methodologies incorporate unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy in ASC 820, Fair Value Measurements. In connection with these valuation methodologies, we are required to make estimates and assumptions regarding market comparables, revenue growth rates, operating margins, distributor and customer attrition rates, royalty rates, distributor margins and discount rates, which are primarily based on cash flow forecasts, business plans, economic projections, and other information available to market participants.
The total purchase price consideration was allocated to the net assets acquired based upon their respective estimated fair values as follows:

Cash and cash equivalents	$9
Accounts receivables, net	97
Inventories	42
Other current assets	12
Goodwill	390
Other Intangible Assets	757
Property, Plant and Equipment, Net	196
Other assets	2
Accrued expenses and other current liabilities	(109)
Deferred income taxes	(152)
Other liabilities	(139)
Fair value of net assets acquired	$1,105
Acquired intangible assets other than goodwill include certain brand names of $637, which are considered to have indefinite useful lives, and other brand names and distributor and customer relationships of $120, which have estimated useful lives of 15 to 20 years. Goodwill of $390 was allocated to the Personal Care business segment. The goodwill is primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. While the goodwill is not deductible for local tax purposes, it is treated as an amortizable expense for the U.S. global intangible low-taxed income ("GILTI") computation.
Based on the carrying values of the finite-lived intangible assets as of December 31, 2020, amortization expense for each of the next five years is estimated to be approximately $7.
The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above. We continue to evaluate potential contingencies that may have existed as of the acquisition date and expect to finalize the purchase price allocation no later than the fourth quarter of 2021.

37	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

The consolidated results of operations for Softex Indonesia are reported primarily in our Personal Care business segment on a one-month lag. As such, Softex Indonesia’s results of operations from the Acquisition Date through November 30, 2020 are included in our consolidated results of operations for the year ended December 31, 2020. The impact of the acquisition on our consolidated results of operations for the year ended December 31, 2020 was not significant.
Pro forma results of operations have not been presented as the impact on our consolidated financial statements is not material.
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
During 2020 and 2019, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At December 31, 2020 and 2019, derivative assets were $44 and $34, respectively, and derivative liabilities were $92 and $44, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 11 for additional information on our use of derivative instruments.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $28 and $29 at December 31, 2020 and 2019, respectively. They are not traded in active markets. As of December 31, 2020, the fair values of the redeemable securities were based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $73 and $76 at December 31, 2020 and 2019, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

38	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2020		December 31, 2019
Assets
Cash and cash equivalents(a)	1	$303	$303	$442	$442
Time deposits(b)	1	364	364	275	275
Liabilities
Short-term debt(c)	2	223	223	775	775
Long-term debt(d)	2	8,141	9,627	6,972	7,877
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
Note 5.    Debt and Redeemable Preferred Securities of Subsidiaries
Long-term debt is composed of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2020	2019
Notes and debentures	3.3%	2021 - 2050	$7,897	$6,749
Industrial development revenue bonds	0.6%	2023 - 2045	169	169
Bank loans and other financings in various currencies	6.3%	2021 - 2039	75	54
Total long-term debt			8,141	6,972
Less current portion			263	759
Long-term portion			$7,878	$6,213
Scheduled maturities of long-term debt for the next five years are $265 in 2021, $314 in 2022, $475 in 2023, $618 in 2024 and $557 in 2025.
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

39	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

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
Note 6.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2020, the number of shares of common stock available for grants under the Plans aggregated 11 million shares.
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
Stock-based compensation costs of $147, $96 and $41 and related deferred income tax benefits of $32, $11 and $13 were recognized for 2020, 2019 and 2018, respectively.
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
The weighted-average fair value of options granted was estimated at $15.92, $13.54 and $13.56, in 2020, 2019 and 2018, respectively, per option on the date of grant based on the following assumptions:

	Year Ended December 31
	2020	2019	2018
Dividend yield	3.3%	3.3%	3.9%
Volatility	21.9%	17.0%	20.8%
Risk-free interest rate	0.3%	2.3%	2.8%
Expected life - years	4.5	4.6	4.6

40	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2020	Weighted-Average Service Years
Stock options	$15	1.3
Restricted shares and time-vested restricted share units	12	1.5
Performance-based restricted share units	82	1.8

A summary of stock-based compensation is presented below:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	5,892	$115.26
Granted	1,568	139.18
Exercised	(1,909)	113.58
Forfeited or expired	(160)	124.97
Outstanding at December 31, 2020	5,391	123.14	7.75	$70
Exercisable at December 31, 2020	2,813	116.94	5.34	$50
The total intrinsic value of options exercised during 2020, 2019 and 2018 was $62, $62 and $22, respectively.

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2020	156	$123.15	1,584	$118.71
Granted	123	134.31	623	134.81
Vested	(83)	122.07	(370)	124.41
Forfeited	(14)	122.14	(300)	128.52
Nonvested at December 31, 2020	182	130.91	1,537	122.56
The total fair value of restricted share units that were distributed to participants during 2020, 2019 and 2018 was $62, $75 and $65, respectively.
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
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 5.5 percent in 2021 and to decline to 4.5 percent in 2029 and thereafter. Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans.
As a result of restructuring actions related to the 2018 Global Restructuring Program, aggregate pension settlement charges of $49 and $46 during 2020 and 2019 and a curtailment gain of $1 during 2019 were recognized in Nonoperating expense,

41	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

respectively, primarily related to the defined benefit pension plans in the U.S., United Kingdom and Canada (see Note 2 for further information about the 2018 Global Restructuring Program).
Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2020	2019	2020	2019
Change in Benefit Obligation
Benefit obligation at beginning of year	$4,047	$3,687	$693	$673
Service cost	22	21	8	8
Interest cost	95	121	23	28
Actuarial (gain) loss(a)	333	446	42	36
Currency and other	134	51	(10)	—
Benefit payments from plans	(169)	(142)	—	—
Direct benefit payments	(8)	(10)	(47)	(52)
Settlements and curtailments	(113)	(127)	—	—
Benefit obligation at end of year	4,341	4,047	709	693
Change in Plan Assets
Fair value of plan assets at beginning of year	3,803	3,398	—	—
Actual return on plan assets	489	572	—	—
Employer contributions	40	50	—	—
Currency and other	120	51	—	—
Benefit payments	(169)	(142)	—	—
Settlements	(90)	(126)	—	—
Fair value of plan assets at end of year	4,193	3,803	—	—
Funded Status	$(148)	$(244)	$(709)	$(693)
(a) The actuarial net losses in 2020 and 2019 were primarily due to discount rate decreases in 2020 and 2019.
Substantially all of the funded status of pension and other benefits is recognized in the consolidated balance sheet in Noncurrent Employee Benefits, with the remainder recognized in Accrued Expenses and other current liabilities and Other Assets.
Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2020	2019	2020	2019	2020	2019
Projected benefit obligation (“PBO”)	$3,629	$3,406	$712	$641	$4,341	$4,047
Accumulated benefit obligation (“ABO”)	3,629	3,406	619	561	4,248	3,967
Fair value of plan assets	3,627	3,303	566	500	4,193	3,803
Approximately one-half of the PBO and fair value of plan assets for the Principal Plans relate to the U.S. qualified and nonqualified pension plans.

42	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2020	2019
ABO	$311	$1,956
Fair value of plan assets	119	1,714
Information for Pension Plans with a PBO in Excess of Plan Assets

	December 31
	2020	2019
PBO	$744	$2,303
Fair value of plan assets	529	2,039
Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2020	2019	2018	2020	2019	2018
Service cost	$22	$21	$36	$8	$8	$11
Interest cost	95	121	128	23	28	28
Expected return on plan assets(a)	(134)	(144)	(166)	—	—	—
Recognized net actuarial loss	42	44	47	1	—	1
Settlements and curtailments	49	45	136	—	—	—
Other	(4)	(4)	(7)	(2)	(1)	(3)
Net periodic benefit cost	$70	$83	$174	$30	$35	$37
(a)The expected return on plan assets is determined by multiplying the fair value of plan assets at the remeasurement date, typically the prior year-end adjusted for estimated current year cash benefit payments and contributions, by the expected long-term rate of return.
The components of net periodic benefit cost other than the service cost component are included in the line item Nonoperating expense in our consolidated income statement.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits				Other Benefits
	Projected 2021	2020	2019	2018	2020	2019	2018
Discount rate	1.93%	2.44%	3.40%	3.23%	3.51%	4.50%	3.91%
Expected long-term return on plan assets	3.41%	3.66%	4.39%	4.50%	—	—	—
Rate of compensation increase	3.07%	3.08%	3.08%	2.27%	—	—	—

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Discount rate	1.93%	2.51%	2.69%	3.51%
Rate of compensation increase	3.07%	3.08%	—	—

43	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate. Our 2021 target plan asset allocation for the Principal Plans is approximately 85 percent fixed income securities and 15 percent equity securities.
The expected long-term rate of return is generally evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 3.76 percent in 2020, 4.59 percent in 2019 and 4.75 percent in 2018, and will be 3.51 percent in 2021.
Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy. More than 70 percent of the assets are held in pooled funds and are measured using a net asset value (or its equivalent). Accordingly, such assets do not meet the Level 1, Level 2, or Level 3 criteria of the fair value hierarchy.

	Fair Value Measurements at December 31, 2020
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$56	$56	$—	$—
Held through mutual and pooled funds measured at net asset value	15	—	—	—
Fixed Income
Held directly
U.S. government and municipals	191	171	20	—
U.S. corporate debt	310	—	310	—
International bonds	42	—	42	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	167	—	—	—
U.S. corporate debt	730	—	—	—
International bonds	1,062	—	—	—
Equity
Held directly
U.S. equity	18	18	—	—
International equity	31	31	—	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	107	—	—	—
Global equity	517	—	—	—
Insurance Contracts	380	—	—	380
Other	1	1	—	—
Total Plan Assets	$3,627	$277	$372	$380
Futures contracts are used when appropriate to manage duration targets.  As of December 31, 2020 and 2019, the U.S. plan held directly Treasury futures contracts with a total notional value of approximately $396 and $345, respectively, and an

44	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

insignificant fair value. As of December 31, 2020 and 2019, the United Kingdom plan held through a pooled fund future contracts with a total notional value of approximately $454 and $346, and an insignificant fair value.
During 2020 and 2019, the plan assets did not include a significant amount of Kimberly-Clark common stock.

	Fair Value Measurements at December 31, 2019
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$44	$44	$—	$—
Held through mutual and pooled funds measured at net asset value	31	—	—	—
Fixed Income
Held directly
U.S. government and municipals	161	147	14	—
U.S. corporate debt	221	—	221	—
International bonds	9	—	9	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	153	—	—	—
U.S. corporate debt	662	—	—	—
International bonds	937	—	—	—
Equity
Held directly
U.S. equity	39	39	—	—
International equity	32	32	—	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	86	—	—	—
Global equity	572	—	—	—
Insurance Contracts	372	—	—	372
Other	(16)	(4)	—	—
Total Plan Assets	$3,303	$258	$244	$372
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
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2020, there were no significant concentrations of equity or debt securities in any single issuer or industry.

45	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

No level 3 transfers (in or out) were made in 2020 or 2019. Fair values of insurance contracts are based on an evaluation of various factors, including purchase price.
We expect to contribute approximately $50 to our defined benefit pension plans in 2021. Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2021	$207	$56
2022	227	58
2023	220	58
2024	224	58
2025	220	55
2026-2030	1,085	247
Defined Contribution Pension Plans
Our 401(k) profit sharing plan and supplemental plan provide for a matching contribution of a U.S. employee's contributions and accruals, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. We also have defined contribution pension plans for certain employees outside the U.S. Costs charged to expense for our defined contribution pension plans were $141 in 2020, $131 in 2019, and $120 in 2018. Approximately 25 percent of these costs were for plans outside the U.S.
Note 8.    Stockholders' Equity
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2018	$(2,297)	$(1,017)		$12		$3
Other comprehensive income (loss) before reclassifications	26	(27)		(24)		(22)
(Income) loss reclassified from AOCI	—	65	(a)	(1)	(a)	(12)
Net current period other comprehensive income (loss)	26	38		(25)		(34)
Balance as of December 31, 2019	(2,271)	(979)		(13)		(31)
Other comprehensive income (loss) before reclassifications	114	4		(26)		(31)
(Income) loss reclassified from AOCI	—	63	(a)	(1)	(a)	(1)
Net current period other comprehensive income (loss)	114	67		(27)		(32)
Balance as of December 31, 2020	$(2,157)	$(912)		$(40)		$(63)
(a)    Included in computation of net periodic pension and other postretirement benefits costs (see Note 7).
Included in the above defined benefit pension plans and other postretirement benefit plans balances as of December 31, 2020 is $958 and $6 of unrecognized net actuarial loss and unrecognized net prior service credit, respectively.

46	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, including the tax effect, are as follows:

	Year Ended December 31
	2020	2019	2018
Unrealized translation	$98	$21	$(408)
Tax effect(a)	16	5	(25)
	114	26	(433)

Defined benefit pension plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	24	(17)	(57)
Amortization	41	44	47
Settlements and curtailments	49	46	134
Currency and other	(26)	(13)	29
	88	60	153
Unrecognized prior service cost/credit
Funded status recognition	2	(1)	(22)
Amortization	(4)	(5)	(8)
Curtailments	—	(1)	2
Currency and other	1	(2)	(1)
	(1)	(9)	(29)
Tax effect(a)	(20)	(13)	(165)
	67	38	(41)
Other postretirement benefit plans
Unrecognized net actuarial loss and transition amount and other	(35)	(35)	79
Tax effect(a)	8	10	(28)
	(27)	(25)	51
Cash flow hedges and other
Recognition of effective portion of hedges	(32)	(23)	56
Amortization	(2)	(16)	12
Currency and other	(5)	(1)	(2)
Tax effect(a)	7	6	(23)
	(32)	(34)	43

Change in AOCI	$122	$5	$(380)
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
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation in 2020 is primarily due to the strengthening of various foreign currencies versus the U.S. dollar offset by certain currencies that weakened, most notably the Brazilian real. Also included in unrealized translation amounts are the effects of foreign exchange

47	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.
Note 9.    Leases and Commitments
We have entered into leases for certain facilities, vehicles, material handling and other equipment. Our operating leases have remaining contractual terms up to 18 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year. Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Our operating lease costs are primarily related to facility leases for inventory warehousing and administration offices. Our finance leases are immaterial.
Operating Lease Cost

	Year Ended December 31
	2020	2019	Income Statement Classification
Lease cost	$168	$162	Cost of products sold, Marketing, research and general expenses
Variable lease cost(a)	202	145	Cost of products sold, Marketing, research and general expenses
Total lease cost	$370	$307
(a)    Includes short-term leases, which are immaterial.
Operating Lease Assets and Liabilities

	December 31
	2020	2019	Balance Sheet Classification
Lease assets	$540	$396	Other Assets

Current lease liabilities	$133	$130	Accrued expenses and other current liabilities
Noncurrent lease liabilities	423	274	Other Liabilities
Total lease liabilities	$556	$404
Maturity of Operating Lease Liabilities

December 31, 2020
2021	$148
2022	126
2023	100
2024	76
2025	63
Thereafter	90
Total lease payments	603
Less imputed interest	47
Present value of lease liabilities	$556
As of December 31, 2020, our operating leases have a weighted-average remaining lease term of 5.1 years and a weighted-average discount rate of 3.55 percent.

48	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Supplemental Information Related to Operating Leases

	December 31
	2020	2019
Operating cash flows from leases included in the measurement of lease liabilities	$164	$163
Leased assets obtained in exchange for new lease obligations	$198	$504
Other non-cash modifications to lease assets	$98	$31
Consolidated rental expense under operating leases prior to the adoption of ASU Topic 842 was $280 in 2018.
We have entered into long-term contracts for the purchase of superabsorbent materials, pulp and certain utilities. Commitments under these contracts based on current prices are $1,422 in 2021, $1,010 in 2022, $622 in 2023, $103 in 2024, $108 in 2025, and $222 beyond the year 2025.
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
We are party to certain legal proceedings relating to our former health care business, Avanos Medical, Inc. ("Avanos", previously Halyard Health, Inc.), which we spun-off on October 31, 2014, including a qui tam matter and certain subpoena and document requests from the federal government.
The health care matters included Bahamas Surgery Center v. Kimberly-Clark Corporation, et al., a California consumer class action relating to the sale of surgical gowns. In April 2017, the jury awarded the plaintiff class $3.9 in compensatory damages and $350 in punitive damages against us. During the first quarter of 2018, the Court reduced the punitive damages award to approximately $19. During the fourth quarter of 2020, the class action was terminated and the Court vacated the prior judgment and dismissed the case.
The subpoena and document requests include subpoenas from the United States Department of Justice (DOJ) concerning allegations of potential criminal and civil violations of federal laws, including the Food, Drug, and Cosmetic Act, in connection with the manufacturing, marketing and sale of surgical gowns by our former health care business. We continue to produce documents and cooperate in this ongoing investigation. At this stage, we are unable to predict an outcome or estimate the potential range of outcomes to resolve this matter.
Under the terms of the distribution agreement we entered into with Avanos in connection with the spin-off, Avanos is obligated to indemnify us for legal proceedings, claims and other liabilities primarily related to our former health care business. Avanos and Kimberly-Clark each filed suits against the other seeking declaratory judgment regarding the scope of these indemnification obligations. The litigation has been resolved, the cases have been dismissed, and the parties have agreed that Avanos has no further indemnification obligations relating to certain proceedings regarding the sale of surgical gowns by our former health care business.
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

49	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Note 11.    Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments.
At December 31, 2020 and 2019, derivative assets were $44 and $34, respectively, and derivative liabilities were $92 and $44, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of December 31, 2020, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $300 and $322, respectively. For each of the three years ended December 31, 2020, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of December 31, 2020, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in 2021 and future periods. As of December 31, 2020, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $721. For each of the three years ended December 31, 2020, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At

50	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

December 31, 2020, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income), net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at December 31, 2020 is December 2022.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.5 billion at December 31, 2020. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the year ended December 31, 2020, unrealized losses of $75 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of December 31, 2020.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. A gain of $39 and losses of $17 and $52 were recorded in the years ending December 31, 2020, 2019 and 2018, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At December 31, 2020, the notional amount of these undesignated derivative instruments was approximately $1.9 billion.
Note 12.    Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made changes to the U.S. tax code, which included (1) a reduced U.S. corporate tax rate from 35 percent to 21 percent, (2) implementation of a base erosion and anti-abuse tax, (3) general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (4) a new provision designed to tax GILTI of foreign subsidiaries which allows for the possibility of utilizing foreign tax credits to offset the tax liability (subject to some limitations), (5) a lower effective U.S. tax rate on certain revenues from sources outside the U.S., and (6) a one-time transition tax on certain undistributed earnings of foreign subsidiaries. In the year ended December 31, 2017, we recorded a provisional discrete net tax benefit associated with the Tax Act and related matters. The provisional amounts recorded in 2017 related to the transition tax, remeasurement of deferred taxes, our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances, and actions taken in anticipation of the Tax Act were finalized and a net expense of $36 was recorded during 2018.
During 2018, we also recorded discrete net tax expense of $81 primarily related to new guidance issued during 2018 affecting tax benefits we recorded in the year ended December 31, 2017 for the transition tax and certain tax planning actions taken in anticipation of the Tax Act.
At December 31, 2018, we finalized our policy and have elected to use the period cost method for GILTI provisions and therefore have not recorded deferred taxes for basis differences expected to reverse in future periods.
In December 2019, we generated a nonrecurring capital loss from a legal entity restructuring. We recorded a net benefit of $47 in the fourth quarter.

51	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

An analysis of the provision for income taxes follows:

	Year Ended December 31
	2020	2019	2018
Current income taxes
United States	$252	$215	$177
State	81	94	63
Other countries	298	238	229
Total	631	547	469
Deferred income taxes
United States	62	50	16
State	5	(16)	22
Other countries	(22)	(5)	(36)
Total	45	29	2
Total provision for income taxes	$676	$576	$471
Income before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2020	2019	2018
United States	$2,336	$2,252	$1,606
Other countries	594	398	207
Total income before income taxes	$2,930	$2,650	$1,813
Deferred income tax assets and liabilities are composed of the following:

	December 31
	2020	2019
Deferred tax assets
Pension and other postretirement benefits	$239	$253
Tax credits and loss carryforwards	477	411
Lease liability	117	104
Other	465	388
	1,298	1,156
Valuation allowances	(272)	(248)
Total deferred tax assets	1,026	908

Deferred tax liabilities
Property, plant and equipment, net	900	795
Investments in subsidiaries	111	103
Goodwill	54	66
Intangible assets	159	4
Lease asset	117	105
Other	146	104
Total deferred tax liabilities	1,487	1,177
Net deferred tax assets (liabilities)	$(461)	$(269)

52	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Valuation allowances at the end of 2020 primarily relate to tax credits, capital loss carryforwards, and income tax loss carryforwards of $958. If these items are not utilized against taxable income, $441 of the income tax loss carryforwards will expire from 2021 through 2040. The remaining $517 has no expiration date.
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
Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2020	2019	2018
U.S. statutory rate applied to income before income taxes	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.3	2.5	3.7
Routine tax incentives	(4.3)	(3.5)	(5.4)
Net tax cost on foreign income	2.7	1.5	1.6
Net impact of the Tax Act	—	—	6.4
Valuation allowance	0.7	1.0	1.6
Nonrecurring capital loss	—	(1.8)	—
Other - net(a)	0.7	1.0	(2.9)
Effective income tax rate	23.1%	21.7%	26.0%
(a)    Other - net is composed of numerous items, none of which is greater than 1.05 percent of income before income taxes.
As of December 31, 2020, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $7.9 billion.  Earnings of $5.2 billion were previously subject to tax, primarily due to the one-time transition tax on foreign earnings required by the Tax Act.  Any additional taxes due with respect to such previously-taxed earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes.  Deferred taxes have been recorded on $0.7 billion of earnings, most of which were previously taxed for U.S. federal income tax purposes, of foreign consolidated subsidiaries expected to be repatriated.  We do not intend to distribute the remaining $4.5 billion of previously-taxed foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. state income taxes on such earnings.
Prior to the transition tax, we had an excess of the amount for financial reporting over the tax basis in our foreign subsidiaries. While the transition tax resulted in a reduction of the excess amount for financial reporting over the tax basis in our foreign subsidiaries, any remaining amount of financial reporting over tax basis after such reduction could be subject to additional taxes, if repatriated. However, we consider any excess to be indefinitely reinvested. The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the $4.5 billion of previously taxed foreign earnings is not practicable.
Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2020	2019	2018
Balance at January 1	$383	$298	$354
Gross increases for tax positions of prior years	144	36	75
Gross decreases for tax positions of prior years	(34)	(13)	(86)
Gross increases for tax positions of the current year	36	87	41
Settlements	(22)	(13)	(70)
Other	(10)	(12)	(16)
Balance at December 31	$497	$383	$298

53	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Of the amounts recorded as unrecognized tax benefits at December 31, 2020, $427 would reduce our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During each of the three years ended December 31, 2020, the net impact of interest and penalties was not significant. Total accrued penalties and net accrued interest was $20 and $16 at December 31, 2020 and 2019, respectively.
It is reasonably possible that a number of uncertainties could be resolved within the next 12 months. The aggregate resolution of the uncertainties could be up to $180, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.
As of December 31, 2020, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2016 to 2020
United Kingdom	2017 to 2020
Brazil	2015 to 2020
Australia	2014 to 2020
China	2009 to 2020
Our U.S. federal income tax returns have been audited through 2015 and U.S. federal income tax amended returns are being audited for 2005, 2007 and 2013.
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
The Brazilian tax authority, Secretaria da Receita Federal do Brasil ("RFB"), concluded an audit for the taxable periods from 2008-2013. This audit included a review of our determinations of amortization of certain goodwill arising from prior acquisitions in Brazil, and the RFB has proposed adjustments that effectively eliminate the goodwill amortization benefits related to these transactions. Administrative appeals have been exhausted, and the dispute is moving into the judicial phase. The amount of the proposed tax adjustments and penalties is approximately $70 as of December 31, 2020 (translated at the December 31, 2020 currency exchange rate).  The amount ultimately in dispute will be significantly greater because of interest. We believe we have meritorious defenses and intend to vigorously defend against these proposed adjustments; however, it is expected to take a number of years to reach resolution of this matter.
The U.S. Internal Revenue Service ("IRS") is currently auditing our federal tax return for the taxable year ended December 31, 2017. As part of this tax audit, the IRS is reviewing our one-time transition tax on certain undistributed earnings of foreign subsidiaries under the Tax Act. The IRS has proposed an adjustment that would increase the amount of the transition tax owed by us. We believe we have adequate reserves and meritorious defenses and intend to vigorously defend against the proposed adjustment; however, it is expected to take a number of years to reach resolution of this matter.
Note 13.    Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

(Millions of shares)	2020	2019	2018
Basic	340.7	343.6	348.0
Dilutive effect of stock options and restricted share unit awards	1.8	2.0	1.6
Diluted	342.5	345.6	349.6

54	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of December 31, 2020, 2019 and 2018 was 338.7, 341.4 and 345.0, respectively.
Note 14.    Business Segment Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care, Consumer Tissue and K-C Professional. The reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes Other (income) and expense, net and income and expense not associated with ongoing operations of the business segments, including the costs of corporate decisions related to the 2018 Global Restructuring Program described in Note 2, acquisition-related costs associated with the acquisition of Softex Indonesia as described in Note 3, and business tax credits related to the resolution of certain Brazil tax matters as described in Note 1.
The principal sources of revenue in each global business segment are described below:
•Personal Care brands offer our consumers a trusted partner in caring for themselves and their families by delivering confidence, protection and discretion through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, and other related products.  Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, DryNites, Sweety, Kotex, U by Kotex, Intimus, Depend, Plenitud, Softex, Poise and other brand names.
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
Net sales to Walmart Inc. as a percent of our consolidated net sales were approximately 15 percent in 2020 and 14 percent 2019 and 2018, respectively. Net sales to Walmart Inc. were primarily in the Personal Care and Consumer Tissue segments.

55	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Information concerning consolidated operations by business segment is presented in the following tables:
Consolidated Operations by Business Segment

	Year Ended December 31
	2020	2019	2018
NET SALES(a)
Personal Care	$9,339	$9,108	$9,037
Consumer Tissue	6,718	5,993	6,015
K-C Professional	3,019	3,292	3,382
Corporate & Other	64	57	52
TOTAL NET SALES	$19,140	$18,450	$18,486

OPERATING PROFIT(b)
Personal Care	$1,933	$1,904	$1,833
Consumer Tissue	1,448	1,007	875
K-C Professional	528	657	634
Corporate & Other(c)	(719)	(787)	(1,112)
Other (income) and expense, net(d)	(54)	(210)	1
TOTAL OPERATING PROFIT	$3,244	$2,991	$2,229
(a)Net sales in the U.S. to third parties totaled $9,679, $9,027 and $8,803 in 2020, 2019 and 2018, respectively. No other individual country's net sales exceeds 10 percent of total net sales.
(b)    Segment operating profit excludes Other (income) and expense, net and income and expenses not associated with the business segments.
(c)    Corporate & Other includes charges of $392, $515 and $921 related to the 2018 Global Restructuring Program in 2020, 2019 and 2018, respectively. Restructuring charges for the 2018 Global Restructuring Program related to the Personal Care, Consumer Tissue and K-C Professional business segments were $156, $176 and $53 for 2020, $252, $176 and $75 for 2019 and $528, $229 and $125 for 2018, respectively. Corporate & Other also includes acquisition-related costs of $32 associated with the acquisition of Softex Indonesia in 2020.
(d)    Other (income) and expense, net for 2020 includes business tax credits of $77 related to a favorable legal ruling that resolved certain matters related to prior years' business taxes in Brazil.. For 2019, it includes income of $31 from a gain on the sale of property associated with a former manufacturing facility that was closed in 2012 as part of a past restructuring, and for 2019 and 2018, it includes income of $194 and $12 related to the 2018 Global Restructuring Program.

56	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

	Personal Care	Consumer Tissue	K-C Professional	Corporate & Other	Total
Depreciation and Amortization
2020	$347	$334	$111	$4	$796
2019	430	372	111	4	917
2018	426	331	121	4	882
Capital Spending
2020	616	391	204	6	1,217
2019	518	489	195	7	1,209
2018	415	299	157	6	877
Goodwill(a)
2020	984	519	392	—	1,895
2019	557	522	388	—	1,467
2018	564	522	388	—	1,474
Assets
2020	8,486	5,227	2,551	1,259	17,523
2019	6,630	4,954	2,442	1,257	15,283
2018	6,208	4,738	2,285	1,287	14,518
(a ) Changes in Goodwill are related to the acquisition of Softex Indonesia and currency.
Sales of Principal Products

(Billions of dollars)	2020	2019	2018
Baby and child care products	$6.4	$6.3	$6.3
Consumer tissue products	6.7	6.0	6.0
Away-from-home professional products	3.0	3.3	3.4
All other	3.0	2.9	2.8
Consolidated	$19.1	$18.5	$18.5

Note 15.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2020	2019	2018
Advertising expense	$956	$757	$655
Research expense	276	284	317

57	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation's Share of Net Income
2020	$2,358	$786	$507	$299	$142
2019	2,379	727	454	255	123
2018	2,264	635	388	215	103
	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities	Stockholders' Equity
2020	$1,585	$1,203	$842	$1,563	$382
2019	1,020	1,275	749	1,196	350
2018	921	1,247	578	1,237	353
Equity companies are principally engaged in operations in the personal care and consumer tissue businesses. At December 31, 2020, our ownership interest in KCM and subsidiaries was 47.9 percent. KCM is partially owned by the public, and its stock is publicly traded in Mexico. At December 31, 2020, our investment in this equity company was $190, and the estimated fair value of the investment was $2.5 billion based on the market price of publicly traded shares. Our other equity ownership interests are not significant to our consolidated balance sheet or financial results.
At December 31, 2020, undistributed net income of equity companies included in consolidated retained earnings was $1.1 billion.
Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, Net	2020	2019
From customers	$2,132	$2,131
Other	153	181
Less allowance for doubtful accounts and sales discounts	(50)	(49)
Total	$2,235	$2,263

	December 31
	2020			2019
Summary of Inventories by Major Class	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$131	$263	$394	$85	$236	$321
Work in process	103	86	189	113	93	206
Finished goods	453	749	1,202	451	696	1,147
Supplies and other	—	263	263	—	271	271
	687	1,361	2,048	649	1,296	1,945
Excess of FIFO or weighted-average cost over LIFO cost	(145)	—	(145)	(155)	—	(155)
Total	$542	$1,361	$1,903	$494	$1,296	$1,790
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

58	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

	December 31
Summary of Property, Plant and Equipment, Net	2020	2019
Land	$174	$165
Buildings	2,932	2,877
Machinery and equipment	14,382	13,946
Construction in progress	845	851
	18,333	17,839
Less accumulated depreciation	(10,291)	(10,389)
Total	$8,042	$7,450
Property, plant and equipment, net in the U.S. as of December 31, 2020 and 2019 was $3,981 and $3,787, respectively.

	December 31
Summary of Accrued Expenses and Other Current Liabilities	2020	2019
Accrued advertising and promotion	$443	$415
Accrued salaries and wages	531	463
Accrued rebates	255	241
Accrued taxes - income and other	332	231
Operating leases	133	130
Accrued restructuring	73	93
Accrued interest	87	81
Other	408	324
Total	$2,262	$1,978
Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Operating Working Capital	Year Ended December 31
	2020	2019	2018
Accounts receivable	$95	$(116)	$33
Inventories	(96)	24	(127)
Trade accounts payable	239	(153)	392
Accrued expenses	132	11	115
Accrued income taxes	42	(6)	64
Derivatives	(9)	1	30
Currency and other	(40)	(49)	(118)
Total	$363	$(288)	$389

	Year Ended December 31
Other Cash Flow Data	2020	2019	2018
Interest paid	$245	$255	$264
Income taxes paid	533	528	395

59	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kimberly-Clark Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2021, expressed an unqualified opinion on the Corporation's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the Corporation's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Sales Incentives and Trade Promotion Allowances —Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Corporation utilizes various trade promotion programs globally. The cost of promotion activities is classified as a reduction in sales revenue and can result in a period of time between the date the customer earns a promotion and the date the customer claims the promotion. The Corporation records an accrual for estimated promotions using customer sales associated with valid promotion events, actual promotion claims, and forecasted information of amounts earned by the customer but not yet claimed. As of December 31, 2020, the accrual balance was approximately $400 million.
We identified trade promotions and the related accrual as a critical audit matter because of the complexity and volume of the Corporation’s processes related to trade promotion programs and the subjectivity of estimating future customer claims. This required an extensive audit effort due to the complexity and volume of the trade promotion programs and information systems utilized globally as well as the subjectivity of estimating future customer claims related to the trade promotion accrual.

60	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the reduction in revenue associated with trade promotions and the related accrual included the following, among others:
•With the assistance of our IT specialists, we:
–Identified the significant systems used to process trade promotion transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls
–Tested the effectiveness of automated controls over revenue streams, including those over the evaluation of the accuracy and completeness of trade promotions
•We tested the effectiveness of controls over the trade promotions and the related accrual, including those over the quantity of customer sales associated with valid promotion events and the estimated future promotion claims associated with the trade accrual.
•We evaluated gross sales and promotion transactions using either analytical procedures or by evaluating individual transactions. When analytical procedures were performed, we predicted gross sales based on the relationship with either cost of products sold or sales volume and average sales price per unit adjusted for changes in data such as changes in product mix, sales margin, or inflation. When individual promotion transactions were evaluated, we obtained evidence of the promotion agreement with the customer and the amounts of the promotions earned.
•We evaluated management’s ability to estimate future promotion claims by comparing actual promotion claims to management’s historical estimates.
•We evaluated the reasonableness of management’s estimate of future promotion claims by testing the underlying data related to (1) customer sales associated with valid promotion events, (2) actual promotion claims, and (3) forecasted information.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 11, 2021
We have served as the Corporation’s auditor since 1928.

61	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective.
Deloitte & Touche LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, and has expressed an unqualified opinion in their report, which appears in this report.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Kimberly-Clark Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, and the related notes for each of the three years in the period ended December 31, 2020, of the Corporation and our report dated February 11, 2021, expressed an unqualified opinion on those financial statements.

62	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 11, 2021

ITEM 9B.    OTHER INFORMATION
None.

63	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2021 Proxy Statement for the Annual Meeting of Stockholders (the "2021 Proxy Statement") are incorporated in this Item 10 by reference:
•"The Nominees" under "Proposal 1. Election of Directors," which identifies our directors and nominees for our Board of Directors.
•"Corporate Governance - Other Corporate Governance Policies and Practices - Code of Conduct," which describes our Code of Conduct.
•"Corporate Governance - Stockholder Rights," "Proposal 1. Election of Directors," "Other Information - Stockholder Director Nominees for Inclusion in Next Year's Proxy Statement," and "Other Information - Stockholder Director Nominees Not Included in Next Year's Proxy Statement," which describe the procedures by which stockholders may nominate candidates for election to our Board of Directors.
•"Corporate Governance - Board Committees - Audit Committee," which identifies members of the Audit Committee of our Board of Directors and audit committee financial experts.
Information regarding our executive officers is reported under the caption "Information About Our Executive Officers" in Part I of this Report.
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of our 2021 Proxy Statement captioned "Compensation Discussion and Analysis," "Compensation Tables," "Director Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Other Information - CEO Pay Ratio Disclosure" is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the sections of our 2021 Proxy Statement captioned "Compensation Tables - Equity Compensation Plan Information" and "Other Information - Security Ownership Information" is incorporated in this Item 12 by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of our 2021 Proxy Statement captioned "Other Information - Transactions with Related Persons" and "Corporate Governance - Director Independence" is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the sections of our 2021 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditor" is incorporated in this Item 14 by reference.

64	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
1.Financial statements.
The financial statements are set forth under Item 8 of this report on Form 10-K.
2.Financial statement schedules.
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
3.Exhibits

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

Exhibit No. (4)d.	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (4)e.	Description of the Corporation’s Common Stock, incorporated by reference to Exhibit No. (4)e of the Corporations' Annual Report on Form 10-K for the year ended December 31, 2019.

Exhibit No. (4)f.	Description of the Corporation’s 0.625% Notes due 2024, incorporated by reference to Exhibit No. (4)f of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

65	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Exhibit No. (10)a.	Management Achievement Award Program, as amended and restated January 1, 2021, filed herewith*

Exhibit No. (10)b.	Form of Executive Severance Agreement, incorporated by reference to Exhibit No. (10)b of the Corporation's Current Report on Form 8-K filed on September 16, 2020.*

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
Kimberly-Clark Corporation Supplemental Retirement 401(k) and Profit Sharing Plan, as amended and restated, effective January 1, 2010, incorporated by reference to Exhibit No. (10)j of the Corporation's Current Report on Form 8-K filed on December 31, 2009.*

Exhibit No. (10)l.
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
Form of Award Agreements under 2011 Equity Participation Plan for Nonqualified Stock Options, incorporated by reference to Exhibit No. (10)n of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.*

Exhibit No. (10)p.
Severance Pay Plan, amended and restated, effective January 1, 2017, incorporated by reference to Exhibit No. (10)p of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.*

Exhibit No. (10)q.
Form of Award Agreements under 2011 Equity Participation Plan for Performance Restricted Stock Units, incorporated by reference to Exhibit No. (10)q of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*

Exhibit No. (10)r.
Form of Award Agreements under 2011 Equity Participation Plan for Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)r of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.*

Exhibit No. (10)s.
First Amendment to 2011 Equity Participation Plan, effective February 12, 2020, incorporated by reference to Exhibit No. (10)s of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.*

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

66	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No. 104	The cover page from this Current Report on Form 10-K formated as Inline XBRL

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

67	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 11, 2021	By:	/s/ Andrew S. Drexler
Andrew S. Drexler
Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael D. Hsu	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 11, 2021
Michael D. Hsu

/s/ Maria Henry	Senior Vice President and Chief Financial Officer (principal financial officer)	February 11, 2021
Maria Henry

/s/ Andrew S. Drexler	Vice President and Controller (principal accounting officer)	February 11, 2021
Andrew S. Drexler

Directors

Abelardo E. Bru	Christa S. Quarles
John W. Culver	Ian C. Read
Robert W. Decherd	Dunia A. Shive
Mae C. Jemison	Mark T. Smucker
S. Todd Maclin	Michael D. White
Sherilyn S. McCoy

By:	/s/ Andrew S. Drexler	February 11, 2021
Andrew S. Drexler Attorney-in-Fact

68	KIMBERLY-CLARK CORPORATION - 2020 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2020
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$32	$3	$1	$2	(b)	$34
Allowances for sales discounts	17	240	(3)	238	(c)	16
December 31, 2019
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$36	$2	$(1)	$5	(b)	$32
Allowances for sales discounts	17	249	(4)	245	(c)	17
December 31, 2018
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$38	$15	$(3)	$14	(b)	$36
Allowances for sales discounts	18	248	(4)	245	(c)	17
(a)Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.
(b)Primarily uncollectible receivables written off.
(c)Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2020
Deferred taxes
Valuation allowance	$248	$21	$—	$(3)	$272
December 31, 2019
Deferred taxes
Valuation allowance	$220	$26	$—	$(2)	$248
December 31, 2018
Deferred taxes
Valuation allowance	$176	$55	$—	$11	$220
(a)Represents the net currency effects of translating valuation allowances at current rates of exchange.

69	KIMBERLY-CLARK CORPORATION - 2020 Annual Report