Form 10-Q
period 2021-03-31
KIMBERLY CLARK CORP
filed 2021-04-23
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 1-225

KIMBERLY CLARK CORPORATON
(Exact name of registrant as specified in its charter

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of April 16, 2021, there were 337,431,588 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2021	2020
Net Sales	$4,743	$5,009
Cost of products sold	3,154	3,218
Gross Profit	1,589	1,791
Marketing, research and general expenses	815	873
Other (income) and expense, net	4	14
Operating Profit	770	904
Nonoperating expense	(6)	(11)
Interest income	1	2
Interest expense	(63)	(61)
Income Before Income Taxes and Equity Interests	702	834
Provision for income taxes	(147)	(197)
Income Before Equity Interests	555	637
Share of net income of equity companies	39	38
Net Income	594	675
Net income attributable to noncontrolling interests	(10)	(15)
Net Income Attributable to Kimberly-Clark Corporation	$584	$660

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.73	$1.93
Diluted	$1.72	$1.92
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2021	2020
Net Income	$594	$675
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(215)	(399)
Employee postretirement benefits	18	34
Other	36	32
Total Other Comprehensive Income (Loss), Net of Tax	(161)	(333)
Comprehensive Income	433	342
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$430	$339
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2021 Data is Unaudited)

(Millions of dollars)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$320	$303
Accounts receivable, net	2,199	2,235
Inventories	1,956	1,903
Other current assets	668	733
Total Current Assets	5,143	5,174
Property, Plant and Equipment, Net	7,887	8,042
Investments in Equity Companies	349	300
Goodwill	1,820	1,895
Other Intangible Assets, Net	805	832
Other Assets	1,222	1,280
TOTAL ASSETS	$17,226	$17,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,274	$486
Trade accounts payable	3,152	3,336
Accrued expenses and other current liabilities	1,883	2,262
Dividends payable	385	359
Total Current Liabilities	6,694	6,443
Long-Term Debt	7,548	7,878
Noncurrent Employee Benefits	839	864
Deferred Income Taxes	698	723
Other Liabilities	673	718
Redeemable Preferred Securities of Subsidiaries	28	28
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at March 31, 2021 and December 31, 2020	473	473
Additional paid-in capital	658	657
Common stock held in treasury, at cost - 41.0 and 39.9 million shares at March 31, 2021 and December 31, 2020, respectively	(5,050)	(4,899)
Retained earnings	7,764	7,567
Accumulated other comprehensive income (loss)	(3,327)	(3,172)
Total Kimberly-Clark Corporation Stockholders' Equity	518	626
Noncontrolling Interests	228	243
Total Stockholders' Equity	746	869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,226	$17,523
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	378,597	$473	$657	39,873	$(4,899)	$7,567	$(3,172)	$243	$869
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	584	—	9	593
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(154)	(7)	(161)
Stock-based awards exercised or vested	—	—	(24)	(315)	34	—	—	—	10
Shares repurchased	—	—	—	1,398	(185)	—	—	—	(185)
Recognition of stock-based compensation	—	—	22	—	—	—	—	—	22
Dividends declared ($1.14 per share)	—	—	—	—	—	(385)	—	(18)	(403)
Other	—	—	3	—	—	(2)	(1)	1	1
Balance at March 31, 2021	378,597	$473	$658	40,956	$(5,050)	$7,764	$(3,327)	$228	$746

	Three Months Ended March 31, 2020
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	378,597	$473	$556	37,149	$(4,454)	$6,686	$(3,294)	$227	$194
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	660	—	14	674
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(321)	(12)	(333)
Stock-based awards exercised or vested	—	—	(14)	(1,065)	121	—	—	—	107
Shares repurchased	—	—	—	1,677	(229)	—	—	—	(229)
Recognition of stock-based compensation	—	—	15	—	—	—	—	—	15
Dividends declared ($1.07 per share)	—	—	—	—	—	(365)	—	(17)	(382)
Other	—	—	2	—	—	(3)	—	1	—
Balance at March 31, 2020	378,597	$473	$559	37,761	$(4,562)	$6,978	$(3,615)	$213	$46

See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2021	2020
Operating Activities
Net income	$594	675
Depreciation and amortization	189	213
Asset impairments	3	—
Stock-based compensation	22	15
Deferred income taxes	(35)	(9)
Net (gains) losses on asset dispositions	4	7
Equity companies' earnings (in excess of) less than dividends paid	(39)	(38)
Operating working capital	(400)	(144)
Postretirement benefits	(15)	(14)
Other	(2)	(1)
Cash Provided by Operations	321	704
Investing Activities
Capital spending	(298)	(352)
Investments in time deposits	(159)	(105)
Maturities of time deposits	207	96
Other	5	2
Cash Used for Investing	(245)	(359)
Financing Activities
Cash dividends paid	(359)	(357)
Change in short-term debt	744	(282)
Debt proceeds	5	1,241
Debt repayments	(253)	(252)
Proceeds from exercise of stock options	10	108
Acquisitions of common stock for the treasury	(169)	(214)
Other	(30)	(24)
Cash Used for Financing	(52)	220
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7)	(28)
Change in Cash and Cash Equivalents	17	537
Cash and Cash Equivalents - Beginning of Period	303	442
Cash and Cash Equivalents - End of Period	$320	$979
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
For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of March 31, 2021, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the three months ended March 31, 2021 and 2020.
Recently Adopted Accounting Standard
In 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the tax basis of goodwill after a business combination, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also changes the calculation of the income tax impact of hybrid taxes and the methodology for calculating income taxes in an interim period. We adopted this standard as of January 1, 2021 on either a prospective basis, or through a modified retrospective approach, as required by the standard. There was no cumulative effect adjustment recorded to retained earnings as the amount was not material. The effects of this standard on our financial position, results of operations and cash flows were not material.
Note 2.    2018 Global Restructuring Program
In January 2018, we announced the 2018 Global Restructuring Program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. We expect to close or sell approximately 10 manufacturing facilities and expand production capacity at several others. We expect to exit or divest some lower-margin businesses that generate approximately 1 percent of our net sales. The restructuring is expected to impact our organizations in all major geographies. Workforce reductions are expected to be in the range of 6,300 to 6,400.
The restructuring is expected to be completed in 2021, with total costs anticipated to be in the range of $2.0 billion to $2.1 billion pre-tax ($1.5 billion to $1.6 billion after tax). Cash costs are expected to be $1.1 billion to $1.15 billion, primarily related to workforce reductions.  Non-cash charges are expected to be $900 to $950 pre-tax and will primarily consist of incremental depreciation, asset write-offs and pension settlement and curtailment charges. Restructuring charges in 2021 are expected to be $180 to $280 pre-tax ($135 to $215 after tax).

The following net charges were incurred in connection with the 2018 Global Restructuring Program:

	Three Months Ended March 31
	2021	2020
Cost of products sold:
Charges (adjustments) for workforce reductions	$(2)	$—
Asset impairments	3	—
Asset write-offs	1	6
Incremental depreciation	4	35
Other exit costs	19	29
Total	25	70
Marketing, research and general expenses:
Charges (adjustments) for workforce reductions	(2)	(3)
Other exit costs	11	26
Total	9	23
Other (income) and expense, net	—	—
Total charges	34	93
Provision for income taxes	(7)	(18)
Net charges	27	75
Net impact related to equity companies and noncontrolling interests	(1)	(1)
Net charges attributable to Kimberly-Clark Corporation	$26	$74
The following summarizes the restructuring liabilities activity:

	2021	2020
Restructuring liabilities at January 1	$93	$132
Charges for workforce reductions and other cash exit costs	26	50
Cash payments	(50)	(64)
Currency and other	(4)	(7)
Restructuring liabilities at March 31	$65	$111
Restructuring liabilities of $50 and $77 are recorded in Accrued expenses and other current liabilities and $15 and $34 are recorded in Other Liabilities as of March 31, 2021 and 2020, respectively. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statements.
Through March 31, 2021, cumulative pre-tax charges for the 2018 Global Restructuring Program were $1.9 billion ($1.4 billion after tax).
Note 3. 2020 Acquisition
On October 1, 2020 (“Acquisition Date”), we acquired Softex Indonesia, in an all-cash transaction for approximately $1.2 billion. The transaction price, subject to working capital and net debt adjustments, resulted in a preliminary purchase price of $1.1 billion as of December 31, 2020 in addition to the assumption of certain indebtedness of Softex Indonesia at closing. The allocation of purchase consideration related to Softex Indonesia was substantially completed in the fourth quarter of 2020. We continue to evaluate potential contingencies that may have existed as of the acquisition date and expect to finalize the purchase price allocation no later than the fourth quarter of 2021.
See Note 3, Acquisition, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for the preliminary purchase price allocation, valuation methodology, and other information related to the Softex Indonesia acquisition.

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
During the three months ended March 31, 2021 and for the full year 2020, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At March 31, 2021 and December 31, 2020, derivative assets were $41 and $44, respectively, and derivative liabilities were $62 and $92, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $28 as of March 31, 2021 and December 31, 2020. They are not traded in active markets. The fair values of the redeemable securities were based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $73 at March 31, 2021 and December 31, 2020, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		March 31, 2021		December 31, 2020
Assets
Cash and cash equivalents(a)	1	$320	$320	$303	$303
Time deposits(b)	1	302	302	364	364
Liabilities
Short-term debt(c)	2	963	963	223	223
Long-term debt(d)	2	7,859	8,878	8,141	9,627

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

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended March 31
(Millions of shares)	2021	2020
Basic	338.2	341.4
Dilutive effect of stock options and restricted share unit awards	1.2	2.7
Diluted	339.4	344.1
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of March 31, 2021 and 2020 was 337.6 million and 340.8 million, respectively.
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
The change in net unrealized currency translation for the three months ended March 31, 2021 was primarily due to the weakening of foreign currencies versus the U.S. dollar, particularly the Brazilian real, the euro, the Indonesian rupiah, and the Korean won.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2019	$(2,271)	$(979)		$(13)		$(31)
Other comprehensive income (loss) before reclassifications	(386)	19		5		31
(Income) loss reclassified from AOCI	—	10	(a)	—	(a)	—
Net current period other comprehensive income (loss)	(386)	29		5		31
Balance as of March 31, 2020	$(2,657)	$(950)		$(8)		$—

Balance as of December 31, 2020	$(2,157)	$(912)		$(40)		$(63)
Other comprehensive income (loss) before reclassifications	(205)	—		2		22
(Income) loss reclassified from AOCI	—	14	(a)	—	(a)	12
Net current period other comprehensive income (loss)	(205)	14		2		34
Balance as of March 31, 2021	$(2,362)	$(898)		$(38)		$(29)
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

At March 31, 2021 and December 31, 2020, derivative assets were $41 and $44, respectively, and derivative liabilities were $62 and $92, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of March 31, 2021, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $300 and $314, respectively. For the three months ended March 31, 2021 and 2020, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of March 31, 2021, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2021 and future periods. As of March 31, 2021, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $732. For the three months ended March 31, 2021 and 2020, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2021, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at March 31, 2021 is March 2023.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.6 billion at March 31, 2021. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the three months ended March 31, 2021, unrealized gains of $42 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of March 31, 2021.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Losses of $9 and $4 were recorded in the three months ended March 31, 2021 and 2020, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At March 31, 2021, the notional value of these undesignated derivative instruments was approximately $1.5 billion.
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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended March 31
	2021	2020	Change
NET SALES
Personal Care	$2,462	$2,422	+2%
Consumer Tissue	1,510	1,723	-12%
K-C Professional	752	848	-11%
Corporate & Other	19	16	N.M.
TOTAL NET SALES	$4,743	$5,009	-5%

OPERATING PROFIT
Personal Care	$481	$527	-9%
Consumer Tissue	269	365	-26%
K-C Professional	126	181	-30%
Corporate & Other(a)	(102)	(155)	N.M.
Other (income) and expense, net(a)	4	14	-71%
TOTAL OPERATING PROFIT	$770	$904	-15%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including charges related to the 2018 Global Restructuring Program. Restructuring charges related to the Personal Care, Consumer Tissue and K-C Professional business segments were $15, $16 and $3, respectively, for the three months ended March 31, 2021, and $34, $42 and $15, respectively, for the three months ended March 31, 2020.
N.M. - Not Meaningful
Sales of Principal Products

	Three Months Ended March 31
(Billions of dollars)	2021	2020
Baby and child care products	1.7	1.7
Consumer tissue products	1.5	1.7
Away-from-home professional products	0.8	0.8
All other	0.7	0.8
Consolidated	$4.7	$5.0
Note 9. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2021			December 31, 2020
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$132	$261	$393	$131	$263	$394
Work in process	112	84	196	103	86	189
Finished goods	532	721	1,253	453	749	1,202
Supplies and other	—	270	270	—	263	263
	776	1,336	2,112	687	1,361	2,048
Excess of FIFO or weighted-average cost over LIFO cost	(156)	—	(156)	(145)	—	(145)
Total	$620	$1,336	$1,956	$542	$1,361	$1,903
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2021	December 31, 2020
Land	$170	$174
Buildings	2,902	2,932
Machinery and equipment	14,390	14,382
Construction in progress	738	845
	18,200	18,333
Less accumulated depreciation	(10,313)	(10,291)
Total	$7,887	$8,042

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
•Overview of First Quarter 2021 Results
•Impact of COVID-19
•Results of Operations and Related Information
•Liquidity and Capital Resources
•Information Concerning Forward-Looking Statements
We describe our business outside North America in two groups – Developing and Emerging Markets ("D&E") and Developed Markets. D&E markets comprise Eastern Europe, the Middle East and Africa, Latin America and Asia-Pacific, excluding Australia and South Korea. Developed Markets consist of Western and Central Europe, Australia and South Korea. We have three reportable business segments: Personal Care, Consumer Tissue and K-C Professional. These business segments are described in greater detail in Note 8 to the unaudited interim consolidated financial statements.
This section presents a discussion and analysis of our first quarter 2021 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Change in foreign currency exchange rates and acquisitions also impact the year-over-year change in net sales. Our analysis compares the three months ended March 31, 2021 results to the same period in 2020.
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
Overview of First Quarter 2021 Results
•Net sales of $4.7 billion decreased 5 percent compared to the year-ago period, including an organic sales decline of 8 percent.
•Operating profit was $770 in 2021 and $904 in 2020. Net Income Attributable to Kimberly-Clark Corporation was $584 in 2021 compared to $660 in 2020, and diluted earnings per share were $1.72 in 2021 compared to $1.92 in 2020. Results in 2021 and 2020 include charges related to the 2018 Global Restructuring Program.

Impact of COVID-19
We continue to actively address the COVID-19 situation and its impact globally. We believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results.
We have experienced increased volatility in demand for some of our products as consumers adapt to the evolving environment. Beginning in the first quarter of 2020, particularly in March, demand increased in our Consumer Tissue and Personal Care business segments across all major geographies as consumers increased home inventory levels in response to COVID-19. The increase was followed by a period of demand softness as consumers used existing home inventories and demand returned to more normal levels. While demand for our consumer tissue products was elevated throughout 2020, use of home inventories drove demand softness in the first quarter of 2021. Our K-C Professional business experienced volume declines throughout 2020 and the first quarter of 2021 reflecting the reduction in away from home demand.
During 2020 and to a more limited extent the first quarter of 2021, we experienced temporary closures of certain facilities, though we did not experience a material impact from a plant closure and our facilities were largely exempt or partially exempt from government closure orders. At many of our facilities, we have been experiencing increased employee absences, which may continue in the current situation.
During 2020 and the first quarter of 2021, we also experienced increased volatility in foreign currency exchange rates and commodity prices, as certain countries experienced increased macro-economic volatility from the COVID-19 situation.
Results of Operations and Related Information
This section presents a discussion and analysis of our first quarter 2021 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended March 31
	2021	2020	Percent Change
Net Sales:
North America	$2,351	$2,601	-10%
Outside North America	2,470	2,484	-1%
Intergeographic sales	(78)	(76)	+3%
Total Net Sales	4,743	5,009	-5%
Operating Profit:
North America	508	659	-23%
Outside North America	367	414	-11%
Corporate & Other(a)	(101)	(155)	N.M.
Other (income) and expense, net(a)	4	14	-71%
Total Operating Profit	770	904	-15%
Share of net income of equity companies	39	38	+3%
Net Income Attributable to Kimberly-Clark Corporation	584	660	-12%
Diluted Earnings per Share	1.72	1.92	-10%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful

GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended March 31, 2021
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,154	$25	$3,129
Gross Profit	1,589	(25)	1,614
Marketing, research and general expenses	815	9	806
Operating Profit	770	(34)	804
Provision for income taxes	(147)	7	(154)
Effective tax rate	20.9%	—	20.9%
Net income attributable to noncontrolling interests	(10)	1	(11)
Net Income Attributable to Kimberly-Clark Corporation	584	(26)	610
Diluted Earnings per Share(a)	1.72	(0.08)	1.80

	Three Months Ended March 31, 2020
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,218	$70	$3,148
Gross Profit	1,791	(70)	1,861
Marketing, research and general expenses	873	23	850
Operating Profit	904	(93)	997
Provision for income taxes	(197)	18	(215)
Effective tax rate	23.6%	—	23.2%
Net income attributable to noncontrolling interests	(15)	1	(16)
Net Income Attributable to Kimberly-Clark Corporation	660	(74)	734
Diluted Earnings per Share(a)	1.92	(0.22)	2.13
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Net Sales	Percent Change for Three Months Ended March 31, 2021	Adjusted Operating Profit	Percent Change for Three Months Ended March 31, 2021
Volume	(10)	Volume	(21)
Net Price	1	Net Price	6
Mix/Other	1	Input Costs	(14)
Acquisition(e)	2	Cost Savings(c)	11
Currency	—	Currency Translation	1
Total(a)	(5)	Other(d)	(2)
Organic(b)	(8)	Total	(19)
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
(e) Acquisition of Softex Indonesia.
Net sales in the first quarter of $4.7 billion decreased 5 percent compared to the year ago period. The Softex Indonesia acquisition increased sales by 2 percent and changes in foreign currency exchange rates increased sales slightly. Volumes declined 10 percent compared to an increase of more than 8 percent in the year-ago period, while changes in net selling prices and product mix each increased sales by 1 percent.
The volume comparison reflects increased shipments in the year-ago period to support consumer stock up related to the outbreak of COVID-19. The stock up impacted all business segments, in particular consumer tissue, and all major geographies. In addition, volumes in North American consumer products in 2021 were negatively impacted by supply chain disruptions related to severe weather conditions that occurred in February in the southern part of the United States. The disruptions included the temporary shutdown of several of our manufacturing facilities and reduced availability of raw materials from suppliers, mostly impacting our personal care segment.
In North America, organic sales decreased 10 percent in consumer products and 8 percent in K-C Professional. Outside North America, organic sales were down 1 percent in D&E markets and 14 percent in developed markets.
Operating profit in the first quarter was $770 in 2021 and $904 in 2020. Results in both periods include charges related to the 2018 Global Restructuring Program. First quarter adjusted operating profit was $804 in 2021 and $997 in 2020. Results were impacted by lower sales volumes and $135 of higher input costs, driven by pulp, other materials and distribution costs. Other manufacturing costs were higher, including costs related to COVID-19 and inefficiencies from lower production volumes, and foreign currency transaction effects also negatively impacted the comparison. Results benefited from higher net selling prices, $65 of cost savings from our FORCE program and $40 of cost savings from the 2018 Global Restructuring Program. Marketing, research and general expenses were lower year-on-year, driven by administrative costs.
The first quarter effective tax rate was 20.9 percent in 2021 and 23.6 percent in 2020. The first quarter adjusted effective tax rate was 20.9 percent in 2021 and 23.2 percent in 2020. The rate in 2021 benefited from certain planning initiatives.
Our share of net income of equity companies in the first quarter was $39 in 2021 and $38 in 2020.
Diluted net income per share for the first quarter of 2021 was $1.72 and $1.92 in 2020. First quarter adjusted earnings per share were $1.80 in 2021, a decrease of 15 percent compared to $2.13 in 2020.

Results by Business Segments
Personal Care

	Three Months Ended March 31			Three Months Ended March 31
	2021	2020		2021	2020
Net Sales	$2,462	$2,422	Operating Profit	$481	$527

Net Sales		Percent Change	Operating Profit		Percent Change
Volume		(3)	Volume		(8)
Net Price		—	Net Price		(2)
Mix/Other		1	Input Costs		(9)
Acquisition(e)		4	Cost Savings(c)		10
Currency		(1)	Currency Translation		1
Total(a)		2	Other(d)		(1)
Organic(b)		(2)	Total		(9)
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
(e) Acquisition of Softex Indonesia.
First quarter net sales in North America decreased 7 percent. Volumes fell approximately 7 percent, driven by the previously mentioned supply chain disruptions, and were down in all major product categories.
Net sales in D&E markets increased 12 percent. The Softex Indonesia acquisition increased sales by 11 percent while changes in foreign currency exchange rates reduced sales by 5 percent. Volumes rose 4 percent and the combined impact of changes in net selling prices and product mix increased sales by 2 percent. Organic sales increased in Brazil, China, Eastern Europe, India and South Africa, but declined in Israel and most of the rest of Latin America.
Net sales in developed markets outside North America increased 5 percent. Changes in foreign currency exchange rates increased sales by 9 percent. Volumes fell 5 percent while changes in product mix increased sales by 1 percent.
Operating profit of $481 decreased 9 percent. Results were impacted by input cost inflation, lower volumes, other manufacturing cost increases and unfavorable foreign currency transaction effects. The comparison benefited from cost savings, improved product mix and lower general and administrative costs.
Consumer Tissue

	Three Months Ended March 31			Three Months Ended March 31
	2021	2020		2021	2020
Net Sales	$1,510	$1,723	Operating Profit	$269	$365

Net Sales		Percent Change	Operating Profit		Percent Change
Volume		(14)	Volume		(24)
Net Price		—	Net Price		2
Mix/Other		(1)	Input Costs		(12)
Currency		1	Cost Savings(c)		9
Total(a)		(12)	Currency Translation		2
			Other(d)		(3)
Organic(b)		(14)	Total		(26)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.

First quarter net sales in North America decreased 14 percent. Volumes fell 14 percent and changes in product mix decreased sales by 2 percent, while changes in net selling prices increased sales by 2 percent. The volume decline reflects stock up in the year-ago period and category softness in 2021, primarily in bathroom and facial tissue.
Net sales in D&E markets decreased 11 percent including a 2 percent negative impact from changes in foreign currency exchange rates. Volumes fell 10 percent and changes in net selling prices decreased sales by 2 percent, while changes in product mix increased sales by 1 percent. The Softex Indonesia acquisition increased sales by 2 percent.
Net sales in developed markets outside North America decreased 10 percent. Volumes declined 16 percent, driven by Western/Central Europe, and changes in net selling prices decreased sales by 1 percent. Changes in foreign currency exchange rates increased sales by 7 percent.
Operating profit of $269 decreased 26 percent. The comparison was impacted by lower organic sales, higher input costs and other manufacturing cost increases. Results benefited from cost savings, lower advertising spending and reduced general and administrative costs
K-C Professional

	Three Months Ended March 31				Three Months Ended March 31
	2021	2020		2021	2020
Net Sales	$752	$848	Operating Profit	$126	$181

Net Sales		Percent Change		Operating Profit	Percent Change
Volume		(21)		Volume	(43)
Net Price		7		Net Price	32
Mix/Other		2		Input Costs	(24)
Currency		1		Cost Savings(c)	12
Total(a)		(11)		Currency Translation	1
Organic(b)		(13)		Other(d)	(8)
				Total	(30)
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
First quarter net sales in North America decreased 8 percent. Volumes were down 18 percent, while changes in net selling prices increased sales by approximately 8 percent and changes in product mix increased sales by 3 percent. Sales were down significantly in washroom products. Sales increased double-digits in wipers, safety and other products, mostly due to higher net selling prices and favorable product mix.
Net sales in D&E markets decreased 18 percent including a 2 percent negative impact from changes in foreign currency exchange rates. Volumes fell 21 percent, with significant declines in all major geographies, while changes in net selling prices increased sales by 5 percent.
Net sales in developed markets outside North America decreased 14 percent. Volumes decreased 30 percent, driven by Western/Central Europe, while changes in net selling prices and product mix increased sales by 7 percent and 2 percent, respectively. Changes in foreign currency exchange rates increased sales by 7 percent.
Operating profit of $126 decreased 30 percent. The comparison was impacted by lower volumes, higher input costs and other manufacturing cost increases. Results benefited from increased net selling prices, cost savings, lower general and administrative costs and improved product mix.
2018 Global Restructuring Program
First quarter 2021 pre-tax savings from the 2018 Global Restructuring Program were $40, bringing cumulative savings to $465. See Item 1, Note 2 to the unaudited interim consolidated financial statements for additional information.
To implement this program, we expect to incur incremental capital spending of approximately $600 to $700 by the end of 2021.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $321 for the first three months of 2021 compared to $704 in the prior year. The decrease was driven by higher working capital, including payments for accrued expenses, and lower earnings.
Investing
During the three months ended March 31, 2021, our capital spending was $298 compared to $352 in the prior year. We anticipate that full year capital spending will be $1.2 billion to $1.3 billion.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $963 as of March 31, 2021 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the first quarter of 2021 was $772. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At March 31, 2021 and December 31, 2020, total debt was $8.8 billion and $8.4 billion, respectively.
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
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first three months of 2021, we repurchased 1.3 million shares of our common stock at a cost of $175 through a broker in the open market. We expect our full-year repurchases will be $650 to $750.
K-C Argentina began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of March 31, 2021, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the three months ended March 31, 2021.
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
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including raw material, energy and other input costs, the anticipated cost savings from our FORCE program, costs and savings from the 2018 Global Restructuring Program, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, including the impact in Argentina, effective tax rate, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including pandemics (including the ongoing COVID-19 outbreak), epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions due to COVID-19, severe weather conditions or government trade or similar regulatory actions, potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships and to realize the expected benefits and synergies of the Softex Indonesia acquisition, could affect the realization of these estimates.
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 entitled "Risk Factors." Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.
Item 4.    Controls and Procedures
As of March 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the first quarter of 2021 were made through a broker in the open market.
The following table contains information for shares repurchased during the first quarter of 2021. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2021)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
January 1 to January 31	401,900	$132.95	35,708,376	44,291,624
February 1 to February 28	428,000	131.47	36,136,376	43,863,624
March 1 to March 31	488,200	133.24	36,624,576	43,375,424
Total	1,318,100
(a)Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on November 13, 2014. This program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion (the "2014 Program").
(b)Includes shares under the 2014 Program, as well as available shares under a share repurchase program authorized by our Board of Directors on January 22, 2021 that allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

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
Exhibit No. (10)p. Severance Pay Plan, amended and restated, effective January 1, 2021, filed herewith.
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

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Andrew Drexler
Andrew Drexler
Vice President and Controller
(principal accounting officer)
April 23, 2021