Form 10-Q
period 2021-06-30
KIMBERLY CLARK CORP
filed 2021-07-23
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of July 16, 2021, there were 336,762,087 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2021	2020	2021	2020
Net Sales	$4,722	$4,612	$9,465	$9,621
Cost of products sold	3,242	2,835	6,396	6,053
Gross Profit	1,480	1,777	3,069	3,568
Marketing, research and general expenses	854	844	1,669	1,717
Other (income) and expense, net	13	8	17	22
Operating Profit	613	925	1,383	1,829
Nonoperating expense	(55)	(6)	(61)	(17)
Interest income	2	2	3	4
Interest expense	(65)	(65)	(128)	(126)
Income Before Income Taxes and Equity Interests	495	856	1,197	1,690
Provision for income taxes	(113)	(199)	(260)	(396)
Income Before Equity Interests	382	657	937	1,294
Share of net income of equity companies	28	35	67	73
Net Income	410	692	1,004	1,367
Net income attributable to noncontrolling interests	(6)	(11)	(16)	(26)
Net Income Attributable to Kimberly-Clark Corporation	$404	$681	$988	$1,341

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.20	$2.00	$2.92	$3.93
Diluted	$1.19	$1.99	$2.92	$3.92
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2021	2020	2021	2020
Net Income	$410	$692	$1,004	$1,367
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	78	125	(137)	(274)
Employee postretirement benefits	11	5	29	39
Other	22	(24)	58	8
Total Other Comprehensive Income (Loss), Net of Tax	111	106	(50)	(227)
Comprehensive Income	521	798	954	1,140
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(15)	(9)	(18)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$515	$783	$945	$1,122
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2021 Data is Unaudited)

(Millions of dollars)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$306	$303
Accounts receivable, net	2,340	2,235
Inventories	2,110	1,903
Other current assets	816	733
Total Current Assets	5,572	5,174
Property, Plant and Equipment, Net	8,018	8,042
Investments in Equity Companies	350	300
Goodwill	1,834	1,895
Other Intangible Assets, Net	803	832
Other Assets	1,250	1,280
TOTAL ASSETS	$17,827	$17,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,493	$486
Trade accounts payable	3,337	3,336
Accrued expenses and other current liabilities	2,037	2,262
Dividends payable	377	359
Total Current Liabilities	7,244	6,443
Long-Term Debt	7,591	7,878
Noncurrent Employee Benefits	875	864
Deferred Income Taxes	665	723
Other Liabilities	666	718
Redeemable Preferred Securities of Subsidiaries	28	28
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at June 30, 2021 and December 31, 2020	473	473
Additional paid-in capital	627	657
Common stock held in treasury, at cost - 41.7 and 39.9 million shares at June 30, 2021 and December 31, 2020, respectively	(5,159)	(4,899)
Retained earnings	7,798	7,567
Accumulated other comprehensive income (loss)	(3,215)	(3,172)
Total Kimberly-Clark Corporation Stockholders' Equity	524	626
Noncontrolling Interests	234	243
Total Stockholders' Equity	758	869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,827	$17,523
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2021
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2021	378,597	$473	$658	40,956	$(5,050)	$7,764	$(3,327)	$228	$746
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	404	—	6	410
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	111	—	111
Stock-based awards exercised or vested	—	—	(53)	(637)	70	—	—	—	17
Shares repurchased	—	—	—	1,342	(179)	—	—	—	(179)
Recognition of stock-based compensation	—	—	19	—	—	—	—	—	19
Dividends declared ($1.14 per share)	—	—	—	—	—	(385)	—	1	(384)
Other	—	—	3	—	—	15	1	(1)	18
Balance at June 30, 2021	378,597	$473	$627	41,661	$(5,159)	$7,798	$(3,215)	$234	$758

	Six Months Ended June 30, 2021
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	378,597	$473	$657	39,873	$(4,899)	$7,567	$(3,172)	$243	$869
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	988	—	15	1,003
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(43)	(7)	(50)
Stock-based awards exercised or vested	—	—	(77)	(952)	104	—	—	—	27
Shares repurchased	—	—	—	2,740	(364)	—	—	—	(364)
Recognition of stock-based compensation	—	—	41	—	—	—	—	—	41
Dividends declared ($2.28 per share)	—	—	—	—	—	(770)	—	(17)	(787)
Other	—	—	6	—	—	13	—	—	19
Balance at June 30, 2021	378,597	$473	$627	41,661	$(5,159)	$7,798	$(3,215)	$234	$758
See notes to the unaudited interim consolidated financial statements.

	Three Months Ended June 30, 2020
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2020	378,597	$473	$559	37,761	$(4,562)	$6,978	$(3,615)	$213	$46
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	681	—	10	691
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	102	4	106
Stock-based awards exercised or vested	—	—	(38)	(557)	66	—	—	—	28
Shares repurchased	—	—	—	370	(49)	—	—	—	(49)
Recognition of stock-based compensation	—	—	38	—	—	—	—	—	38
Dividends declared ($1.07 per share)	—	—	—	—	—	(365)	—	—	(365)
Other	—	—	(5)	—	—	5	—	—	—
Balance at June 30, 2020	378,597	$473	$554	37,574	$(4,545)	$7,299	$(3,513)	$227	$495

	Six Months Ended June 30, 2020
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	$378.597	$473	$556	37,149	$(4,454)	$6,686	$(3,294)	$227	$194
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,341	—	24	1,365
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(219)	(8)	(227)
Stock-based awards exercised or vested	—	—	(52)	(1,622)	187	—	—	—	135
Shares repurchased	—	—	—	2,047	(278)	—	—	—	(278)
Recognition of stock-based compensation	—	—	53	—	—	—	—	—	53
Dividends declared ($2.14 per share)	—	—	—	—	—	(730)	—	(17)	(747)
Other	—	—	(3)	—	—	2	—	1	—
Balance at June 30, 2020	378,597	$473	$554	37,574	$(4,545)	$7,299	$(3,513)	$227	$495
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2021	2020
Operating Activities
Net income	$1,004	$1,367
Depreciation and amortization	378	414
Asset impairments	3	—
Stock-based compensation	42	54
Deferred income taxes	(74)	12
Net (gains) losses on asset dispositions	15	13
Equity companies' earnings (in excess of) less than dividends paid	(32)	(47)
Operating working capital	(495)	490
Postretirement benefits	36	(15)
Other	9	(5)
Cash Provided by Operations	886	2,283
Investing Activities
Capital spending	(499)	(636)
Proceeds from dispositions of property	30	5
Investments in time deposits	(451)	(323)
Maturities of time deposits	433	254
Other	—	10
Cash Used for Investing	(487)	(690)
Financing Activities
Cash dividends paid	(748)	(722)
Change in short-term debt	960	(667)
Debt proceeds	5	1,241
Debt repayments	(253)	(252)
Proceeds from exercise of stock options	27	135
Acquisitions of common stock for the treasury	(331)	(263)
Other	(54)	(39)
Cash Used for Financing	(394)	(567)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(20)
Change in Cash and Cash Equivalents	3	1,006
Cash and Cash Equivalents - Beginning of Period	303	442
Cash and Cash Equivalents - End of Period	$306	$1,448
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
Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of June 30, 2021, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the six months ended June 30, 2021 and 2020.
Recently Adopted Accounting Standard
In 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the tax basis of goodwill after a business combination, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also changes the calculation of the income tax impact of hybrid taxes and the methodology for calculating income taxes in an interim period. We adopted this standard as of January 1, 2021 on either a prospective basis or through a modified retrospective approach, as required by the standard. There was no cumulative effect adjustment recorded to retained earnings as the amount was not material. The effects of this standard on our financial position, results of operations and cash flows were not material.
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

The following net charges were incurred in connection with the 2018 Global Restructuring Program:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Cost of products sold:
Charges (adjustments) for workforce reductions	$—	$1	$(2)	$1
Asset impairments	—	—	3	—
Asset write-offs	—	3	1	9
Incremental depreciation	4	33	8	68
Other exit costs	21	23	40	52
Total	25	60	50	130
Marketing, research and general expenses:
Charges (adjustments) for workforce reductions	16	1	14	(2)
Other exit costs	14	26	25	52
Total	30	27	39	50
Other (income) and expense, net	8	—	8	—
Nonoperating expense	56	—	56	—
Total charges	119	87	153	180
Provision for income taxes	(25)	(15)	(32)	(33)
Net charges	94	72	121	147
Net impact related to equity companies and noncontrolling interests	—	—	(1)	(1)
Net charges attributable to Kimberly-Clark Corporation	$94	$72	$120	$146
The following summarizes the restructuring liabilities activity:

	2021	2020
Restructuring liabilities at January 1	$93	$132
Charges for workforce reductions and other cash exit costs	77	99
Cash payments	(98)	(122)
Currency and other	—	(3)
Restructuring liabilities at June 30	$72	$106
Restructuring liabilities of $57 and $75 are recorded in Accrued expenses and other current liabilities and $15 and $31 are recorded in Other Liabilities as of June 30, 2021 and 2020, respectively. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statements.
Through June 30, 2021, cumulative pre-tax charges for the 2018 Global Restructuring Program were $2.0 billion ($1.5 billion after tax).
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
During the six months ended June 30, 2021 and for the full year 2020, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At June 30, 2021 and December 31, 2020, derivative assets were $41 and $44, respectively, and derivative liabilities were $60 and $92, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $28 as of June 30, 2021 and December 31, 2020, respectively. They are not traded in active markets. The fair values of the redeemable securities were based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $73 at June 30, 2021 and December 31, 2020, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		June 30, 2021		December 31, 2020
Assets
Cash and cash equivalents(a)	1	$306	$306	$303	$303
Time deposits(b)	1	369	369	364	364
Liabilities
Short-term debt(c)	2	1,180	1,180	223	223
Long-term debt(d)	2	7,904	9,079	8,141	9,627
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

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2021	2020	2021	2020
Basic	337.3	340.9	337.8	341.1
Dilutive effect of stock options and restricted share unit awards	1.0	1.0	1.0	1.2
Diluted	338.3	341.9	338.8	342.3
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of June 30, 2021 and 2020 was 336.9 million and 341.0 million, respectively.
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
The change in net unrealized currency translation for the six months ended June 30, 2021 was primarily due to the weakening of foreign currencies versus the U.S. dollar, particularly the Indonesian rupiah, the Korean won and the euro.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2019	$(2,271)	$(979)		$(13)		$(31)
Other comprehensive income (loss) before reclassifications	(266)	22		2		17
(Income) loss reclassified from AOCI	—	16	(a)	(1)	(a)	(9)
Net current period other comprehensive income (loss)	(266)	38		1		8
Balance as of June 30, 2020	$(2,537)	$(941)		$(12)		$(23)

Balance as of December 31, 2020	$(2,157)	$(912)		$(40)		$(63)
Other comprehensive income (loss) before reclassifications	(127)	1		(12)		28
(Income) loss reclassified from AOCI	—	38	(a)	—	(a)	29
Net current period other comprehensive income (loss)	(127)	39		(12)		57
Balance as of June 30, 2021	$(2,284)	$(873)		$(52)		$(6)
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
At June 30, 2021 and December 31, 2020, derivative assets were $41 and $44, respectively, and derivative liabilities were $60 and $92, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of June 30, 2021, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $625 and $642, respectively. For the six months ended June 30, 2021 and 2020, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of June 30, 2021, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2021 and future periods. As of June 30, 2021, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $741. For the six months ended June 30, 2021 and 2020, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2021, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at June 30, 2021 is June 2023.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was 1.5 billion at June 30, 2021. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the six months ended

June 30, 2021, unrealized gains of $25 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of June 30, 2021.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Gains of $3 and $12 were recorded in the three months ended June 30, 2021 and 2020, respectively. A loss of $6 and gain of $8 were recorded in the six months ended June 30, 2021 and 2020. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At June 30, 2021, the notional value of these undesignated derivative instruments was approximately $2.3 billion.
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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended June 30			Six Months Ended June 30
	2021	2020	Change	2021	2020	Change
NET SALES
Personal Care	$2,517	$2,229	+13%	$4,979	$4,651	+7%
Consumer Tissue	1,424	1,645	-13%	2,934	3,368	-13%
K-C Professional	765	724	+6%	1,517	1,572	-3%
Corporate & Other	16	14	N.M.	35	30	N.M.
TOTAL NET SALES	$4,722	$4,612	+2%	$9,465	$9,621	-2%

OPERATING PROFIT
Personal Care	$454	$519	-13%	$935	$1,046	-11%
Consumer Tissue	196	428	-54%	465	793	-41%
K-C Professional	110	155	-29%	236	336	-30%
Corporate & Other(a)	(134)	(169)	N.M.	(236)	(324)	N.M.
Other (income) and expense, net(a)	13	8	+63%	17	22	-23%
TOTAL OPERATING PROFIT	$613	$925	-34%	$1,383	$1,829	-24%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including charges related to the 2018 Global Restructuring Program. Restructuring charges related to the Personal Care, Consumer Tissue and K-C Professional business segments were $24, $26 and $6, respectively, for the three months ended June 30, 2021, $40, $34, and $11, respectively, for the three months ended June 30, 2020, $39, $42 and $9, respectively, for the six months ended June 30, 2021, and $74, $76 and $26, respectively for the six months ended June 30, 2020 .
N.M. - Not Meaningful
Sales of Principal Products:

	Three Months Ended June 30		Six Months Ended June 30
(Billions of dollars)	2021	2020	2021	2020
Baby and child care products	1.8	1.5	3.5	3.2
Consumer tissue products	1.4	1.6	2.9	3.4
Away-from-home professional products	0.8	0.7	1.5	1.6
All other	0.7	0.8	1.6	1.4
Consolidated	$4.7	$4.6	$9.5	$9.6
Note 9. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2021			December 31, 2020
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$141	$301	$442	$131	$263	$394
Work in process	149	86	235	103	86	189
Finished goods	585	769	1,354	453	749	1,202
Supplies and other	—	276	276	—	263	263
	875	1,432	2,307	687	1,361	2,048
Excess of FIFO or weighted-average cost over LIFO cost	(197)	—	(197)	(145)	—	(145)
Total	$678	$1,432	$2,110	$542	$1,361	$1,903
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2021	December 31, 2020
Land	$171	$174
Buildings	2,991	2,932
Machinery and equipment	14,668	14,382
Construction in progress	633	845
	18,463	18,333
Less accumulated depreciation	(10,445)	(10,291)
Total	$8,018	$8,042

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
•Overview of Second Quarter 2021 Results
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
This section presents a discussion and analysis of our second quarter 2021 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Change in foreign currency exchange rates, acquisitions and exited businesses also impact the year-over-year change in net sales. Our analysis compares the three and six months ended June 30, 2021 results to the same periods in 2020.
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
Overview of Second Quarter 2021 Results
•Net sales of $4.7 billion increased 2 percent compared to the year-ago period, including an organic sales decline of 3 percent.
•Operating profit was $613 in 2021 and $925 in 2020. Net Income Attributable to Kimberly-Clark Corporation was $404 in 2021 compared to $681 in 2020, and diluted earnings per share were $1.19 in 2021 compared to $1.99 in 2020. Results in 2021 and 2020 include charges related to the 2018 Global Restructuring Program.

Impact of COVID-19
We continue to actively address the COVID-19 situation and its impact globally. We believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results.
We have experienced increased volatility in demand for some of our products as consumers adapt to the evolving environment. Throughout 2020 demand increased in our Consumer Tissue and Personal Care business segments across all major geographies as consumers increased home inventory levels in response to COVID-19. Elevated sales were particularly pronounced in our Consumer Tissue business, with a second spike during the fourth quarter as COVID-19 cases surged in advance of the winter season. The demand increase was followed by a period of retail demand softness in the first six months of 2021 as consumers used existing home inventories. Our K-C Professional business experienced volume declines throughout 2020 and the first six months of 2021 reflecting the reduction in away from home demand.
During 2020 and to a more limited extent the first six months of 2021, we experienced temporary closures of certain facilities, though we did not experience a material impact from a plant closure and our facilities were largely exempt or partially exempt from government closure orders. At many of our facilities, we have been experiencing increased employee absences, which may continue in the current situation. We have also experienced incidents of supply chain disruption and raw material shortages, particularly in markets where COVID-19 case levels have spiked.
During 2020 and the first six months of 2021, we also experienced increased volatility in foreign currency exchange rates and commodity prices (including substantial commodity inflation in the first six months of 2021), as certain countries experienced increased macro-economic volatility from the COVID-19 situation.
Results of Operations and Related Information
This section presents a discussion and analysis of our second quarter 2021 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended June 30			Six Months Ended June 30
	2021	2020	Percent Change	2021	2020	Percent Change
Net Sales:
North America	$2,393	$2,623	-9%	$4,744	$5,224	-9%
Outside North America	2,405	2,052	+17%	4,875	4,536	+7%
Intergeographic sales	(76)	(63)	+21%	(154)	(139)	+11%
Total Net Sales	4,722	4,612	+2%	9,465	9,621	-2%
Operating Profit:
North America	488	769	-37%	997	1,428	-30%
Outside North America	272	333	-18%	639	747	-14%
Corporate & Other(a)	(134)	(169)	N.M.	(236)	(324)	N.M.
Other (income) and expense, net(a)	13	8	+63%	17	22	-23%
Total Operating Profit	613	925	-34%	1,383	1,829	-24%
Share of net income of equity companies	28	35	-20%	67	73	-8%
Net Income Attributable to Kimberly-Clark Corporation	404	681	-41%	988	1,341	-26%
Diluted Earnings per Share	1.19	1.99	-40%	2.92	3.92	-26%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful

GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended June 30, 2021
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,242	$25	$3,217
Gross Profit	1,480	(25)	1,505
Marketing, research and general expenses	854	30	824
Other (income) and expense, net	13	8	5
Operating Profit	613	(63)	676
Nonoperating expense	(55)	(56)	1
Provision for income taxes	(113)	25	(138)
Effective tax rate	22.8%	—	22.5%
Net Income Attributable to Kimberly-Clark Corporation	404	(94)	498
Diluted Earnings per Share(a)	1.19	(0.28)	1.47

	Three Months Ended June 30, 2020
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$2,835	$60	$2,775
Gross Profit	1,777	(60)	1,837
Marketing, research and general expenses	844	27	817
Operating Profit	925	(87)	1,012
Provision for income taxes	(199)	15	(214)
Effective tax rate	23.2%	—	22.7%
Share of net income of equity companies	35	(1)	36
Net income attributable to noncontrolling interests	(11)	1	(12)
Net Income Attributable to Kimberly-Clark Corporation	681	(72)	753
Diluted Earnings per Share(a)	1.99	(0.21)	2.20

	Six Months Ended June 30, 2021
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$6,396	$50	$6,346
Gross profit	3,069	(50)	3,119
Marketing, research and general expenses	1,669	39	1,630
Other (income) and expense, net	17	8	9
Operating profit	1,383	(97)	1,480
Nonoperating expense	(61)	(56)	(5)
Provision for income taxes	(260)	32	(292)
Effective tax rate	21.7%	—	21.6%
Net income attributable to noncontrolling interests	(16)	1	(17)
Net income attributable to Kimberly‑Clark Corporation	988	(120)	1,108
Diluted earnings per share(a)	2.92	(0.35)	3.27

	Six Months Ended June 30, 2020
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$6,053	$130	$5,923
Gross profit	3,568	(130)	3,698
Marketing, research and general expenses	1,717	50	1,667
Operating profit	1,829	(180)	2,009
Provision for income taxes	(396)	33	(429)
Effective tax rate	23.4%	—	22.9%
Share of net income of equity companies	73	(1)	74
Net income attributable to noncontrolling interests	(26)	2	(28)
Net income attributable to Kimberly-Clark Corporation	1,341	(146)	1,487
Diluted Earnings per Share(a)	3.92	(0.43)	4.34
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.
Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended June 30	Six Months Ended June 30		Three Months Ended June 30	Six Months Ended June 30
Volume	(4)	(7)	Volume	(15)	(18)
Net Price	1	1	Net Price	3	4
Mix/Other	1	1	Input Costs	(34)	(24)
Acquisition/Exited Businesses(e)	2	2	Cost Savings(c)	14	13
Currency	3	2	Currency Translation	2	2
Total(a)	2	(2)	Other(d)	(3)	(3)
Organic(b)	(3)	(5)	Total	(33)	(26)
(a) Total may not equal the sum of volume, net price, mix/other, acquisition/exited businesses and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE (Focused On Reducing Costs Everywhere) program and 2018 Global Restructuring Program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
(e) Combined impact of the acquisition of Softex Indonesia and exited businesses in conjunction with the 2018 Global Restructuring Program.
Net sales in the second quarter of $4.7 billion increased 2 percent compared to the year ago period. Changes in foreign currency exchange rates increased sales by 3 percent and the net impact of the Softex Indonesia acquisition and exited businesses in conjunction with the 2018 Global Restructuring Program increased sales by 2 percent. Organic sales decreased 3 percent as volumes declined 4 percent while the combined impact of changes in net selling prices and product mix increased sales by approximately 1 percent.
In North America, organic sales decreased 11 percent in consumer products and 4 percent in K-C Professional. Volumes in North America, particularly consumer tissue, were negatively impacted by consumer and retailer destocking following the stock up that occurred in prior periods related to the global outbreak of COVID-19. Outside North America, organic sales were up 9 percent in D&E markets and up 1 percent in developed markets.
Operating profit in the second quarter was $613 in 2021 and $925 in 2020. Results in both periods include charges related to the 2018 Global Restructuring Program. Second quarter adjusted operating profit was $676 in 2021 and $1,012 in 2020. Results were impacted by lower sales volumes and $345 of higher input costs, driven by pulp, other materials and distribution costs. Other manufacturing costs were higher, including inefficiencies from lower production volumes. Results benefited from higher net selling prices, $115 of cost savings from our FORCE program, $30 of cost savings from the 2018 Global Restructuring Program and lower marketing, research and general expense.

The second quarter effective tax rate was 22.8 percent in 2021 and 23.2 percent in 2020. The second quarter adjusted effective tax rate was 22.5 percent in 2021 and 22.7 percent in 2020.
Kimberly-Clark’s share of net income of equity companies in the second quarter was $28 in 2021 and $35 in 2020.
Diluted net income per share for the second quarter was $1.19 in 2021 and $1.99 in 2020. Second quarter adjusted earnings per share were $1.47 in 2021, a decrease of 33 percent compared to $2.20 in 2020.
Year-to-date net sales of $9.5 billion decreased 2 percent compared to the year ago period. Organic sales decreased 5 percent, as volumes declined 7 percent and changes in net selling prices and product mix each increased sales by 1 percent. Changes in foreign currency exchange rates increased sales by approximately 2 percent and the net impact of the Softex Indonesia acquisition and business exits in conjunction with the 2018 Global Restructuring Program increased sales by 2 percent. Year-to-date operating profit was $1,383 in 2021 and $1,829 in 2020. Results in both periods include charges related to the 2018 Global Restructuring Program. Year-to-date adjusted operating profit was $1,480 in 2021 and $2,009 in 2020. Results were impacted by lower sales volumes, higher input costs and elevated other manufacturing costs. Results benefited from higher net selling prices, $180 of FORCE savings and $70 of cost savings from the 2018 Global Restructuring Program. Through six months, diluted net income per share was $2.92 in 2021 and $3.92 in 2020. Year-to-date adjusted earnings per share were $3.27 in 2021 and $4.34 in 2020.
Results by Business Segments
Personal Care

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020		2021	2020	2021	2020
Net Sales	$2,517	$2,229	$4,979	$4,651	Operating Profit	$454	$519	$935	$1,046

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		4		—	Volume		1		(3)
Net Price		—		—	Net Price		(1)		(1)
Mix/Other		2		2	Input Costs		(28)		(19)
Acquisition/Exited Businesses(e)		4		4	Cost Savings(c)		10		10
Currency		3		1	Currency Translation		2		1
Total(a)		13		7	Other(d)		3		1
Organic(b)		6		2	Total		(13)		(11)
(a) Total may not equal the sum of volume, net price, mix/other, acquisition/exited businesses and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
(e) Combined impact of the acquisition of Softex Indonesia and exited businesses in conjunction with the 2018 Global Restructuring Program.
Second quarter net sales in North America increased 2 percent. Changes in product mix increased sales by 2 percent, driven by baby and child care, and changes in foreign currency exchange rates increased sales by 1 percent. Exited businesses related to the 2018 Global Restructuring Program reduced sales by 1 percent.
Net sales in D&E markets increased 24 percent. The Softex Indonesia acquisition increased sales by 14 percent while changes in foreign currency exchange rates increased sales by 2 percent. Volumes rose 6 percent and the combined impact of changes in net selling prices and product mix increased sales by 2 percent. Organic sales increased in Argentina, Brazil, China, India and throughout the Middle East, Africa, Eastern Europe region but declined in ASEAN and most of the rest of Latin America.
Net sales in developed markets outside North America increased 26 percent. Changes in foreign currency exchange rates increased sales by 14 percent and volumes rose 12 percent.
Operating profit of $454 decreased 13 percent. Results were impacted by input cost inflation and higher other manufacturing cost increases while the comparison benefited from organic sales growth and cost savings.

Consumer Tissue

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020		2021	2020	2021	2020
Net Sales	$1,424	$1,645	$2,934	$3,368	Operating Profit	$196	$428	$465	$793

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		(15)		(15)	Volume		(30)		(27)
Net Price		—		—	Net Price		(1)		—
Mix/Other		(1)		(1)	Input Costs		(30)		(22)
Currency		3		2	Cost Savings(c)		18		14
Total(a)		(13)		(13)	Currency Translation		1		2
Organic(b)		(17)		(15)	Other(d)		(12)		(8)
					Total		(54)		(41)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Second quarter net sales in North America decreased 26 percent. Volumes fell 27 percent and changes in product mix decreased sales by 2 percent, while changes in net selling prices increased sales by 2 percent.
Net sales in D&E markets increased 9 percent including a 3 percent favorable impact from changes in foreign currency exchange rates. Volumes rose 3 percent and changes in product mix increased sales by 1 percent, while changes in net selling prices decreased sales by 2 percent. The Softex Indonesia acquisition increased sales by 4 percent.
Net sales in developed markets outside North America increased 1 percent, including a 10 percent benefit from changes in foreign currency exchange rates. Changes in net selling prices decreased sales by 6 percent, compared to very low promotion levels in the year-ago period, and volumes were down 1 percent. Exited businesses related to the 2018 Global Restructuring Program reduced sales by 2 percent.
Operating profit of $196 decreased 54 percent. The comparison was impacted by lower organic sales, higher input costs and other manufacturing cost increases, including inefficiencies from lower production volumes. Results benefited from cost savings, lower advertising spending and favorable currency effects.

K-C Professional

	Three Months Ended June 30		Six Months Ended June 30				Three Months Ended June 30	Six Months Ended June 30
	2021	2020	2021	2020		2021	2020	2021	2020
Net Sales	$765	$724	$1,517	$1,572	Operating Profit	$110	$155	$236	$336

Net Sales	Percent Change		Percent Change			Operating Profit	Percent Change	Percent Change
Volume		(4)		(13)		Volume	(18)		(31)
Net Price		5		6		Net Price	25		29
Mix/Other		1		1		Input Costs	(45)		(34)
Currency		3		2		Cost Savings(c)	11		11
Total(a)		6		(3)		Currency Translation	3		2
Organic(b)		2		(6)		Other(d)	(5)		(7)
						Total	(29)		(30)
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
Second quarter net sales in North America decreased 3 percent. Volumes were down 11 percent, while changes in net selling prices increased sales by approximately 6 percent and changes in product mix increased sales by 2 percent. Sales were down mid-teens in washroom products and wipers while sales increased double-digits in safety and other products, mostly due to higher net selling prices and favorable product mix.
Net sales in D&E markets increased 31 percent including a 3 percent benefit from changes in foreign currency exchange rates. Volumes rose 24 percent, compared to a soft year-ago period, while changes in net selling prices increased sales by 5 percent.
Net sales in developed markets outside North America increased 13 percent including an 11 percent benefit from changes in foreign currency exchange rates. Changes in net selling prices increased sales by 5 percent while volumes decreased approximately 2 percent.
Operating profit of $110 decreased 29 percent. The comparison was impacted by lower volumes and higher input costs. Results benefited from increased net selling prices and cost savings.
2018 Global Restructuring Program
Second quarter 2021 pre-tax savings from the 2018 Global Restructuring Program were $30, bringing cumulative savings to $495. See Item 1, Note 2 to the unaudited interim consolidated financial statements for additional information.
To implement this program, we expect to incur incremental capital spending of approximately $600 to $700 by the end of 2021.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $886 for the first six months of 2021 compared to $2,283 in the prior year. The decrease was driven by lower earnings, working capital increase in accounts receivable and inventory, payments for accrued expenses and timing of tax payments.
Investing
During the six months ended June 30, 2021, our capital spending was $499 compared to $636 in the prior year. We anticipate that full year capital spending will be $1.1 billion to $1.2 billion, which is down from our prior estimate as of first quarter 2021 of $1.2 billion to $1.3 billion.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $1.2 billion as of June 30, 2021 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the second quarter of 2021 was $1.3 billion. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At June 30, 2021 and December 31, 2020, total debt was $9.1 billion and $8.4 billion, respectively.
We maintain a $2.0 billion revolving credit facility which expires in June 2026 and a $750 revolving credit facility which expires in June 2022.  These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
In July 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced that it intends to phase out LIBOR by the end of 2021. We are currently evaluating the potential effect of the eventual replacement of the LIBOR, but we do not expect the effect to be material.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first six months of 2021, we repurchased 2.5 million shares of our common stock at a cost of $336 through a broker in the open market. We expect our full-year repurchases will be $400 to $450, which is down from our prior estimate as of first quarter 2021 of $650 to $750.
K-C Argentina began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of June 30, 2021, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the three and six months ended June 30, 2021.
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
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including pandemics (including the ongoing COVID-19 outbreak and the related responses of governments, consumers, customers, suppliers and employees), epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions due to COVID-19, changes in customer preferences (including consumer tissue destocking following a COVID-19 related stock up in 2020), severe weather conditions or government trade or similar regulatory actions, potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships and to realize the expected benefits and synergies of the Softex Indonesia acquisition, could affect the realization of these estimates.
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 entitled "Risk Factors." Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.
Item 4.    Controls and Procedures
As of June 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2021. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the second quarter of 2021 were made through a broker in the open market.
The following table contains information for shares repurchased during the second quarter of 2021. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2021)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
April 1 to April 30	405,800	$136.24	37,030,376	42,969,624
May 1 to May 31	374,800	133.70	37,405,176	42,594,824
June 1 to June 30	426,800	130.38	37,831,976	42,168,024
Total	1,207,400
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

Item 6.    Exhibits
(a)Exhibits
Exhibit No. (3)a. Restated Certificate of Incorporation, as amended April 29, 2021, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K filed on April 29, 2021.
Exhibit No. (3)b. By-Laws, as amended April 29, 2021, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K filed on April 29, 2021.
Exhibit No. (4). Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.
Exhibit No. (10)k 2021 Outside Directors' Compensation Plan effective April 29, 2021, incorporated by reference to Exhibit No. (10)k of the Corporation's Current Report on Form 8-K filed on April 29, 2021.
Exhibit No. (10)n. Form of Award Agreements under 2021 Equity Participation Plan for Nonqualified Stock Options, filed herewith.
Exhibit No. (10)o 2021 Equity Participation Plan effective April 29, 2021, incorporated by reference to Exhibit No. (10)o of the Corporation's Current Report on Form 8-K filed on April 29, 2021.
Exhibit No. (10)q. Form of Award Agreements under 2021 Equity Participation Plan for Performance Restricted Stock Units, filed herewith.
Exhibit No. (10)r. Form of Award Agreements under 2021 Equity Participation Plan for Time-Vested Restricted Stock Units, filed herewith.
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
July 23, 2021