Form 10-Q
period 2021-09-30
KIMBERLY CLARK CORP
filed 2021-10-25
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission file number 1-225

KIMBERLY-CLARK CORPORATON
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of October 18, 2021, there were 336,716,722 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2021	2020	2021	2020
Net Sales	$5,010	$4,683	$14,475	$14,304
Cost of products sold	3,527	3,093	9,923	9,146
Gross Profit	1,483	1,590	4,552	5,158
Marketing, research and general expenses	819	919	2,488	2,636
Other (income) and expense, net	7	5	24	27
Operating Profit	657	666	2,040	2,495
Nonoperating expense	(10)	(40)	(71)	(57)
Interest income	1	2	4	6
Interest expense	(64)	(62)	(192)	(188)
Income Before Income Taxes and Equity Interests	584	566	1,781	2,256
Provision for income taxes	(126)	(114)	(386)	(510)
Income Before Equity Interests	458	452	1,395	1,746
Share of net income of equity companies	21	31	88	104
Net Income	479	483	1,483	1,850
Net income attributable to noncontrolling interests	(10)	(11)	(26)	(37)
Net Income Attributable to Kimberly-Clark Corporation	$469	$472	$1,457	$1,813

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.39	$1.38	$4.32	$5.32
Diluted	$1.39	$1.38	$4.31	$5.30
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2021	2020	2021	2020
Net Income	$479	$483	$1,483	$1,850
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(151)	38	(288)	(236)
Employee postretirement benefits	16	—	45	39
Other	35	(3)	93	5
Total Other Comprehensive Income (Loss), Net of Tax	(100)	35	(150)	(192)
Comprehensive Income	379	518	1,333	1,658
Comprehensive (income) loss attributable to noncontrolling interests	1	(16)	(8)	(34)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$380	$502	$1,325	$1,624
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2021 Data is Unaudited)

(Millions of dollars)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$286	$303
Accounts receivable, net	2,399	2,235
Inventories	2,098	1,903
Other current assets	843	733
Total Current Assets	5,626	5,174
Property, Plant and Equipment, Net	7,964	8,042
Investments in Equity Companies	340	300
Goodwill	1,796	1,895
Other Intangible Assets, Net	810	832
Other Assets	1,239	1,280
TOTAL ASSETS	$17,775	$17,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,387	$486
Trade accounts payable	3,519	3,336
Accrued expenses and other current liabilities	1,972	2,262
Dividends payable	380	359
Total Current Liabilities	7,258	6,443
Long-Term Debt	7,555	7,878
Noncurrent Employee Benefits	869	864
Deferred Income Taxes	701	723
Other Liabilities	657	718
Redeemable Preferred Securities of Subsidiaries	28	28
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at September 30, 2021 and December 31, 2020	473	473
Additional paid-in capital	614	657
Common stock held in treasury, at cost - 41.9 and 39.9 million shares at September 30, 2021 and December 31, 2020, respectively	(5,191)	(4,899)
Retained earnings	7,883	7,567
Accumulated other comprehensive income (loss)	(3,305)	(3,172)
Total Kimberly-Clark Corporation Stockholders' Equity	474	626
Noncontrolling Interests	233	243
Total Stockholders' Equity	707	869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,775	$17,523
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2021
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2021	378,597	$473	$627	41,661	$(5,159)	$7,798	$(3,215)	$234	$758
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	469	—	10	479
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(89)	(11)	(100)
Stock-based awards exercised or vested	—	—	(1)	(237)	26	—	—	—	25
Shares repurchased	—	—	—	429	(58)	—	—	—	(58)
Recognition of stock-based compensation	—	—	(13)	—	—	—	—	—	(13)
Dividends declared ($1.14 per share)	—	—	—	—	—	(384)	—	—	(384)
Other	—	—	1	—	—	—	(1)	—	—
Balance at September 30, 2021	378,597	$473	$614	41,853	$(5,191)	$7,883	$(3,305)	$233	$707

	Nine Months Ended September 30, 2021
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	378,597	$473	$657	39,873	$(4,899)	$7,567	$(3,172)	$243	$869
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,457	—	25	1,482
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(132)	(18)	(150)
Stock-based awards exercised or vested	—	—	(78)	(1,189)	130	—	—	—	52
Shares repurchased	—	—	—	3,169	(422)	—	—	—	(422)
Recognition of stock-based compensation	—	—	28	—	—	—	—	—	28
Dividends declared ($3.42 per share)	—	—	—	—	—	(1,154)	—	(17)	(1,171)
Other	—	—	7	—	—	13	(1)	—	19
Balance at September 30, 2021	378,597	$473	$614	41,853	$(5,191)	$7,883	$(3,305)	$233	$707
See notes to the unaudited interim consolidated financial statements.

	Three Months Ended September 30, 2020
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2020	378,597	$473	$554	37,574	$(4,545)	$7,299	$(3,513)	$227	$495
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	472	—	10	482
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	30	6	36
Stock-based awards exercised or vested	—	—	(2)	(672)	79	—	—	—	77
Shares repurchased	—	—	—	1,280	(195)	—	—	—	(195)
Recognition of stock-based compensation	—	—	45	—	—	—	—	—	45
Dividends declared ($1.07 per share)	—	—	—	—	—	(365)	—	—	(365)
Other	—	—	13	—	—	(11)	1	(1)	2
Balance at September 30, 2020	378,597	$473	$610	38,182	$(4,661)	$7,395	$(3,482)	$242	$577

	Nine Months Ended September 30, 2020
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	378,597	$473	$556	37,149	$(4,454)	$6,686	$(3,294)	$227	$194
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,813	—	34	1,847
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(189)	(2)	(191)
Stock-based awards exercised or vested	—	—	(54)	(2,294)	266	—	—	—	212
Shares repurchased	—	—	—	3,327	(473)	—	—	—	(473)
Recognition of stock-based compensation	—	—	98	—	—	—	—	—	98
Dividends declared ($3.21 per share)	—	—	—	—	—	(1,095)	—	(17)	(1,112)
Other	—	—	10	—	—	(9)	1	—	2
Balance at September 30, 2020	378,597	$473	$610	38,182	$(4,661)	$7,395	$(3,482)	$242	$577
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2021	2020
Operating Activities
Net income	$1,483	$1,850
Depreciation and amortization	572	606
Asset impairments	3	—
Stock-based compensation	30	101
Deferred income taxes	(42)	(30)
Net (gains) losses on asset dispositions	34	67
Equity companies' earnings (in excess of) less than dividends paid	(25)	(53)
Operating working capital	(432)	292
Postretirement benefits	39	7
Other	6	2
Cash Provided by Operations	1,668	2,842
Investing Activities
Capital spending	(734)	(894)
Proceeds from dispositions of property	31	5
Investments in time deposits	(632)	(509)
Maturities of time deposits	598	404
Other	1	17
Cash Used for Investing	(736)	(977)
Financing Activities
Cash dividends paid	(1,133)	(1,087)
Change in short-term debt	854	(497)
Debt proceeds	5	1,842
Debt repayments	(269)	(753)
Proceeds from exercise of stock options	52	212
Acquisitions of common stock for the treasury	(393)	(449)
Other	(57)	(40)
Cash Used for Financing	(941)	(772)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	(17)
Change in Cash and Cash Equivalents	(17)	1,076
Cash and Cash Equivalents - Beginning of Period	303	442
Cash and Cash Equivalents - End of Period	$286	$1,518
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
Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of September 30, 2021, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the nine months ended September 30, 2021 and 2020.
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
Note 2.    2018 Global Restructuring Program
In January 2018, we announced the 2018 Global Restructuring Program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. We expect to close or sell 11 manufacturing facilities and expand production capacity at several others. We expect to exit or divest some lower-margin businesses that generate approximately 1 percent of our net sales. The restructuring is expected to impact our organizations in all major geographies. Workforce reductions are expected to be in the range of 6,300 to 6,400.
The restructuring is expected to be completed in 2021, with total costs now anticipated to be in the range of $2.1 billion to $2.2 billion pre-tax ($1.6 billion to $1.7 billion after tax). Cash costs are expected to be $1.15 billion to $1.2 billion, primarily related to workforce reductions.  Non-cash charges are expected to be $950 to $1.0 billion pre-tax and will primarily consist of incremental depreciation, asset write-offs and pension settlement and curtailment charges. Restructuring charges in 2021 are now expected to be $280 to $380 pre-tax ($225 to $300 after tax).

The following net charges were incurred in connection with the 2018 Global Restructuring Program:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Cost of products sold:
Charges (adjustments) for workforce reductions	$5	$15	$3	$16
Asset impairments	—	—	3	—
Asset write-offs	14	50	15	59
Incremental depreciation	2	18	10	86
Other exit costs	27	24	67	76
Total	48	107	98	237
Marketing, research and general expenses:
Charges (adjustments) for workforce reductions	16	1	30	(1)
Other exit costs	23	24	48	76
Total	39	25	78	75
Other (income) and expense, net	1	(1)	9	(1)
Nonoperating expense	9	26	65	26
Total charges	97	157	250	337
Provision for income taxes	(16)	(50)	(48)	(83)
Net charges	81	107	202	254
Net impact related to equity companies and noncontrolling interests	(2)	—	(3)	(1)
Net charges attributable to Kimberly-Clark Corporation	$79	$107	$199	$253
The following summarizes the restructuring liabilities activity:

	2021	2020
Restructuring liabilities at January 1	$94	$132
Charges for workforce reductions and other cash exit costs	145	162
Cash payments	(171)	(177)
Currency and other	(3)	(3)
Restructuring liabilities at September 30	$65	$114
Restructuring liabilities of $48 and $80 are recorded in Accrued expenses and other current liabilities and $17 and $34 are recorded in Other Liabilities as of September 30, 2021 and 2020, respectively. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statements.
Through September 30, 2021, cumulative pre-tax charges for the 2018 Global Restructuring Program were $2.1 billion ($1.6 billion after tax).
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
During the nine months ended September 30, 2021 and for the full year 2020, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At September 30, 2021 and December 31, 2020, derivative assets were $79 and $44, respectively, and derivative liabilities were $39 and $92, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $28 as of September 30, 2021 and December 31, 2020, respectively. They are not traded in active markets. The fair values of the redeemable securities were based on a discounted cash flow valuation model. Measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $73 at September 30, 2021 and December 31, 2020, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		September 30, 2021		December 31, 2020
Assets
Cash and cash equivalents(a)	1	$286	$286	$303	$303
Time deposits(b)	1	368	368	364	364
Liabilities
Short-term debt(c)	2	1,072	1,072	223	223
Long-term debt(d)	2	7,870	8,968	8,141	9,627
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

Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2021	2020	2021	2020
Basic	336.8	341.0	337.4	341.1
Dilutive effect of stock options and restricted share unit awards	0.7	1.3	1.0	1.2
Diluted	337.5	342.3	338.4	342.3
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of September 30, 2021 and 2020 was 336.7 million and 340.4 million, respectively.
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
The change in net unrealized currency translation for the nine months ended September 30, 2021 was primarily due to the weakening of foreign currencies versus the U.S. dollar, particularly the Korean won, the euro, the Australian dollar and the Peruvian sol.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2019	$(2,271)	$(979)		$(13)		$(31)
Other comprehensive income (loss) before reclassifications	(233)	(19)		3		15
(Income) loss reclassified from AOCI	—	57	(a)	(1)	(a)	(10)
Net current period other comprehensive income (loss)	(233)	38		2		5
Balance as of September 30, 2020	$(2,504)	$(941)		$(11)		$(26)

Balance as of December 31, 2020	$(2,157)	$(912)		$(40)		$(63)
Other comprehensive income (loss) before reclassifications	(266)	5		(12)		56
(Income) loss reclassified from AOCI	—	52	(a)	(3)	(a)	35
Net current period other comprehensive income (loss)	(266)	57		(15)		91
Balance as of September 30, 2021	$(2,423)	$(855)		$(55)		$28
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

At September 30, 2021 and December 31, 2020, derivative assets were $79 and $44, respectively, and derivative liabilities were $39 and $92, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of September 30, 2021, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $625 and $638, respectively. For the nine months ended September 30, 2021 and 2020, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of September 30, 2021, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2021 and future periods. As of September 30, 2021, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $709. For the nine months ended September 30, 2021 and 2020, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2021, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at September 30, 2021 is September 2023.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.5 billion at September 30, 2021. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the nine months ended September 30, 2021, unrealized gains of $69 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of September 30, 2021.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. A loss of $2 and a gain of $23 were recorded in the three months ended September 30, 2021 and 2020, respectively. A loss of $8 and a gain of $31 were recorded in the nine months ended September 30, 2021 and 2020. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At September 30, 2021, the notional value of these undesignated derivative instruments was approximately $2.1 billion.
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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended September 30			Nine Months Ended September 30
	2021	2020	Change	2021	2020	Change
NET SALES
Personal Care	$2,656	$2,339	+14%	$7,635	$6,990	+9%
Consumer Tissue	1,541	1,623	-5%	4,475	4,991	-10%
K-C Professional	797	705	+13%	2,314	2,277	+2%
Corporate & Other	16	16	N.M.	51	46	N.M.
TOTAL NET SALES	$5,010	$4,683	+7%	$14,475	$14,304	+1%

OPERATING PROFIT
Personal Care	$496	$486	+2%	$1,431	$1,532	-7%
Consumer Tissue	222	318	-30%	687	1,111	-38%
K-C Professional	96	87	+10%	332	423	-22%
Corporate & Other(a)	(150)	(220)	N.M.	(386)	(544)	N.M.
Other (income) and expense, net(a)	7	5	+40%	24	27	-11%
TOTAL OPERATING PROFIT	$657	$666	-1%	$2,040	$2,495	-18%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including charges related to the 2018 Global Restructuring Program and Softex Indonesia acquisition-related costs. Restructuring charges related to the Personal Care, Consumer Tissue and K-C Professional business segments were $32, $42 and $10, respectively, for the three months ended September 30, 2021, $57, $59, and $15, respectively, for the three months ended September 30, 2020, $71, $84 and $19, respectively, for the nine months ended September 30, 2021, and $131, $135 and $41, respectively for the nine months ended September 30, 2020 .
N.M. - Not Meaningful
Sales of Principal Products:

	Three Months Ended September 30		Nine Months Ended September 30
(Billions of dollars)	2021	2020	2021	2020
Baby and child care products	1.8	1.6	5.3	4.8
Consumer tissue products	1.5	1.6	4.5	5.0
Away-from-home professional products	0.8	0.7	2.3	2.3
All other	0.9	0.8	2.4	2.2
Consolidated	$5.0	$4.7	$14.5	$14.3
Note 9. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2021			December 31, 2020
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$141	$342	$483	$131	$263	$394
Work in process	143	91	234	103	86	189
Finished goods	545	776	1,321	453	749	1,202
Supplies and other	—	276	276	—	263	263
	829	1,485	2,314	687	1,361	2,048
Excess of FIFO or weighted-average cost over LIFO cost	(216)	—	(216)	(145)	—	(145)
Total	$613	$1,485	$2,098	$542	$1,361	$1,903
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2021	December 31, 2020
Land	$169	$174
Buildings	2,959	2,932
Machinery and equipment	14,514	14,382
Construction in progress	700	845
	18,342	18,333
Less accumulated depreciation	(10,378)	(10,291)
Total	$7,964	$8,042

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
•Overview of Third Quarter 2021 Results
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
This section presents a discussion and analysis of our third quarter 2021 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Change in foreign currency exchange rates, acquisitions and exited businesses also impact the year-over-year change in net sales. Our analysis compares the three and nine months ended September 30, 2021 results to the same periods in 2020.
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:
•2018 Global Restructuring Program – In 2018, we initiated this restructuring program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. See Item 1, Note 2 to the unaudited interim consolidated financial statements for details.
•Acquisition-Related Costs – In the third quarter of 2020, we incurred one-time transaction and integration costs associated with the acquisition of Softex Indonesia. See Item 1, Note 3 to the unaudited interim consolidated financial statements for details.
Overview of Third Quarter 2021 Results
•Net sales of $5.0 billion increased 7 percent compared to the year-ago period, including an organic sales increase of 4 percent.
•Operating profit was $657 in 2021 and $666 in 2020. Net Income Attributable to Kimberly-Clark Corporation was $469 in 2021 compared to $472 in 2020, and diluted earnings per share were $1.39 in 2021 compared to $1.38 in 2020. Results in 2021 and 2020 include charges related to the 2018 Global Restructuring Program and in 2020 include acquisition-related costs associated with the acquisition of Softex Indonesia.

Impact of COVID-19
We continue to actively address the COVID-19 situation and its impact globally. We believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results.
We have experienced increased volatility in demand for some of our products as consumers adapt to the evolving environment. Throughout 2020, we experienced a high level of demand in our Consumer Tissue business segment across several major geographies, particularly the U.S., as consumers increased home inventory levels in response to COVID-19. The demand increase was followed by a period of demand softness in the first nine months of 2021 as consumers used existing home inventories and retailers lowered their inventory levels. Our K-C Professional business experienced volume declines during 2020 and the first six months of 2021 reflecting the reduction in away from home demand, particularly for our washroom tissue products.
During 2020 and the first nine months of 2021, we experienced temporary closures of certain facilities and reductions in capacity related to COVID-19. We continue to experience ongoing incidents of supply chain disruption related to the continuing impact of COVID-19 on employees, labor shortages, raw material supply and transportation challenges, particularly in markets where COVID-19 case levels are elevated.
During 2020 and the first nine months of 2021, we also experienced increased volatility in foreign currency exchange rates and commodity prices. The global pandemic disrupted supply and demand dynamics in commodity markets. In 2020, we experienced modest commodity deflation and in the first nine months of 2021, we experienced record levels of commodity inflation.
Results of Operations and Related Information
This section presents a discussion and analysis of our third quarter 2021 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended September 30			Nine Months Ended September 30
	2021	2020	Percent Change	2021	2020	Percent Change
Net Sales:
North America	$2,692	$2,562	+5%	$7,436	$7,786	-4%
Outside North America	2,399	2,188	+10%	7,274	6,724	+8%
Intergeographic sales	(81)	(67)	+21%	(235)	(206)	+14%
Total Net Sales	5,010	4,683	+7%	14,475	14,304	+1%
Operating Profit:
North America	564	626	-10%	1,561	2,054	-24%
Outside North America	250	265	-6%	889	1,012	-12%
Corporate & Other(a)	(150)	(220)	N.M.	(386)	(544)	N.M.
Other (income) and expense, net(a)	7	5	+40%	24	27	-11%
Total Operating Profit	657	666	-1%	2,040	2,495	-18%
Share of net income of equity companies	21	31	-32%	88	104	-15%
Net Income Attributable to Kimberly-Clark Corporation	469	472	-1%	1,457	1,813	-20%
Diluted Earnings per Share	1.39	1.38	+1%	4.31	5.30	-19%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful

GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended September 30, 2021
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,527	$48	$3,479
Gross Profit	1,483	(48)	1,531
Marketing, research and general expenses	819	39	780
Other (income) and expense, net	7	1	6
Operating Profit	657	(88)	745
Nonoperating expense	(10)	(9)	(1)
Provision for income taxes	(126)	16	(142)
Effective tax rate	21.6%	—	20.9%
Net income attributable to noncontrolling interests	(10)	2	(12)
Net Income Attributable to Kimberly-Clark Corporation	469	(79)	548
Diluted Earnings per Share(a)	1.39	(0.23)	1.62

	Three Months Ended September 30, 2020
	As Reported	2018 Global Restructuring Program	Softex Indonesia Acquisition-Related Costs	As Adjusted Non-GAAP
Cost of products sold	$3,093	$107	$—	$2,986
Gross Profit	1,590	(107)	—	1,697
Marketing, research and general expenses	919	25	9	885
Other (income) and expense, net	5	(1)	—	6
Operating Profit	666	(131)	(9)	806
Nonoperating expense	(40)	(26)	—	(14)
Provision for income taxes	(114)	50	—	(164)
Effective tax rate	20.1%	—	—	22.4%
Net Income Attributable to Kimberly-Clark Corporation	472	(107)	(9)	588
Diluted Earnings per Share(a)	1.38	(0.31)	(0.03)	1.72

	Nine Months Ended September 30, 2021
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$9,923	$98	$9,825
Gross Profit	4,552	(98)	4,650
Marketing, research and general expenses	2,488	78	2,410
Other (income) and expense, net	24	9	15
Operating Profit	2,040	(185)	2,225
Nonoperating expense	(71)	(65)	(6)
Provision for income taxes	(386)	48	(434)
Effective tax rate	21.7%	—	21.4%
Net income attributable to noncontrolling interests	(26)	3	(29)
Net Income Attributable to Kimberly-Clark Corporation	1,457	(199)	1,656
Diluted Earnings per Share(a)	4.31	(0.59)	4.89

	Nine Months Ended September 30, 2020
	As Reported	2018 Global Restructuring Program	Softex Indonesia Acquisition-Related Costs	As Adjusted Non-GAAP
Cost of products sold	$9,146	$237	$—	$8,909
Gross Profit	5,158	(237)	—	5,395
Marketing, research and general expenses	2,636	75	9	2,552
Other (income) and expense, net	27	(1)	—	28
Operating Profit	2,495	(311)	(9)	2,815
Nonoperating expense	(57)	(26)	—	(31)
Provision for income taxes	(510)	83	—	(593)
Effective tax rate	22.6%	—	—	22.8%
Share of net income of equity companies	104	(1)	—	105
Net income attributable to noncontrolling interests	(37)	2	—	(39)
Net Income Attributable to Kimberly-Clark Corporation	1,813	(253)	(9)	2,075
Diluted Earnings per Share(a)	5.30	(0.74)	(0.03)	6.06
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.
Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended September 30	Nine Months Ended September 30		Three Months Ended September 30	Nine Months Ended September 30
Volume	—	(5)	Volume	(3)	(14)
Net Price	3	2	Net Price	20	9
Mix/Other	1	1	Input Costs	(59)	(34)
Acquisition/Exited Businesses(e)	2	2	Cost Savings(c)	18	14
Currency	1	2	Currency Translation	1	2
Total(a)	7	1	Other(d)	15	2
Organic(b)	4	(2)	Total	(8)	(21)
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
Net sales in the third quarter of $5.0 billion increased 7 percent versus the prior year. Changes in foreign currency exchange rates increased sales by 1 percent, and the net impact of the Softex Indonesia acquisition and exited businesses in conjunction with the 2018 Global Restructuring Program increased sales by 2 percent. Organic sales increased 4 percent as changes in net selling prices and product mix increased sales by 3 percent and 1 percent, respectively.
In North America, organic sales increased 3 percent in consumer products and 16 percent in K-C Professional. Outside North America, organic sales increased 6 percent in D&E markets and were even with the prior year in developed markets.
Operating profit in the third quarter was $657 in 2021 and $666 in 2020. Results in both periods include charges related to the 2018 Global Restructuring Program and in 2020 include acquisition-related costs associated with the acquisition of Softex Indonesia. Third quarter adjusted operating profit was $745 in 2021 and $806 in 2020. Results were impacted by $480 of higher input costs, driven by pulp and polymer-based materials, distribution and energy costs. Results benefited from organic sales growth, $115 of cost savings from our FORCE program, $35 of cost savings from the 2018 Global Restructuring Program and lower marketing, research and general expense.

The third quarter effective tax rate was 21.6 percent in 2021 and 20.1 percent in 2020. The third quarter adjusted effective tax rate was 20.9 percent in 2021 and 22.4 percent in 2020.
Kimberly-Clark’s share of net income of equity companies in the third quarter was $21 in 2021 and $31 in 2020. Kimberly-Clark de Mexico, S.A.B. de C.V. results in 2021 were negatively impacted by higher input costs but benefited from organic sales growth, favorable currency effects and cost savings.
Diluted net income per share for the third quarter was $1.39 in 2021 and $1.38 in 2020. Third quarter adjusted earnings per share were $1.62 in 2021, a decrease of 6 percent compared to $1.72 in 2020.
Year-to-date net sales of $14.5 billion increased 1 percent compared to the year ago period. Organic sales decreased 2 percent as volumes declined 5 percent while changes in net selling prices and product mix increased sales by 2 percent and 1 percent, respectively. Changes in foreign currency exchange rates increased sales by approximately 2 percent and the net impact of the Softex Indonesia acquisition and business exits in conjunction with the 2018 Global Restructuring Program increased sales by 2 percent. Year-to-date operating profit was $2,040 in 2021 and $2,495 in 2020. Results in both periods include charges related to the 2018 Global Restructuring Program and in 2020 include acquisition-related costs associated with the acquisition of Softex Indonesia. Year-to-date adjusted operating profit was $2,225 in 2021 and $2,815 in 2020. Results were impacted by lower sales volumes, $960 of higher input costs and elevated other manufacturing costs. Results benefited from higher net selling prices, $295 of FORCE savings, $105 of cost savings from the 2018 Global Restructuring Program and reduced marketing, research and general expense. Through nine months, diluted net income per share was $4.31 in 2021 and $5.30 in 2020. Year-to-date adjusted earnings per share were $4.89 in 2021 and $6.06 in 2020.
Results by Business Segments
Personal Care

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020		2021	2020	2021	2020
Net Sales	$2,656	$2,339	$7,635	$6,990	Operating Profit	$496	$486	$1,431	$1,532

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		3		1	Volume		4		(1)
Net Price		4		1	Net Price		21		6
Mix/Other		2		2	Input Costs		(46)		(27)
Acquisition/Exited Businesses(e)		3		4	Cost Savings(c)		9		10
Currency		1		1	Currency Translation		1		1
Total(a)		14		9	Other(d)		13		4
Organic(b)		9		4	Total		2		(7)
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
Third quarter net sales in North America increased 11 percent. Changes in net selling prices increased sales by 5 percent, volumes rose 4 percent and changes in product mix increased sales by 2 percent. Changes in foreign currency exchange rates increased sales by 1 percent, while exited business related to the 2018 Global Restructuring program reduced sales by 1 percent.
Net sales in D&E markets increased 18 percent. The Softex Indonesia acquisition increased sales by approximately 11 percent while changes in foreign currency exchange rates increased sales by 1 percent. Changes in net selling prices and product mix increased sales by 4 percent and 3 percent, respectively. Organic sales increased in Argentina, Brazil, China, Eastern Europe, India and South Africa but declined in ASEAN and most of the rest of Latin America.
Net sales in developed markets outside North America increased 11 percent including a 4 percent favorable impact from changes in foreign currency exchange rates. Volumes increased 5 percent, and changes in net selling prices increased sales by 2 percent.

Operating profit of $496 increased 2 percent. Results benefited from organic sales growth, cost savings and reduced marketing, research and general expense. The comparison was impacted by input cost inflation.
Consumer Tissue

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020		2021	2020	2021	2020
Net Sales	$1,541	$1,623	$4,475	$4,991	Operating Profit	$222	$318	$687	$1,111

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		(7)		(12)	Volume		(15)		(24)
Net Price		1		—	Net Price		6		2
Mix/Other		—		(1)	Input Costs		(53)		(31)
Currency		1		2	Cost Savings(c)		29		18
Total(a)		(5)		(10)	Currency Translation		1		2
Organic(b)		(6)		(12)	Other(d)		2		(5)
					Total		(30)		(38)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Combined benefits of the FORCE program and 2018 Global Restructuring Program.
(d) Includes impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Third quarter net sales in North America decreased 8 percent. Volumes fell 8 percent and changes in product mix decreased sales by 1 percent, while changes in net selling prices increased sales by 1 percent.
Net sales in D&E markets increased 5 percent including a 1 percent favorable impact from changes in foreign currency exchange rates. Changes in net selling prices and product mix increased sales by 3 percent and approximately 1 percent, respectively, while volumes were down 3 percent. The Softex Indonesia acquisition increased sales by 4 percent.
Net sales in developed markets outside North America decreased 6 percent. Volumes were down 6 percent, while changes in net selling prices increased sales by 1 percent. Exited businesses related to the 2018 Global Restructuring program reduced sales by 4 percent, while changes in foreign currency exchange rates increased sales by 3 percent.
Operating profit of $222 decreased 30 percent. The comparison was impacted by lower organic sales, higher input costs and other manufacturing cost increases, including inefficiencies from lower production volumes. Results benefited from cost savings and reduced marketing, research and general expense.

K-C Professional

	Three Months Ended September 30		Nine Months Ended September 30				Three Months Ended September 30	Nine Months Ended September 30
	2021	2020	2021	2020		2021	2020	2021	2020
Net Sales	$797	$705	$2,314	$2,277	Operating Profit	$96	$87	$332	$423

Net Sales	Percent Change		Percent Change			Operating Profit	Percent Change	Percent Change
Volume		6		(7)		Volume	3		(24)
Net Price		5		6		Net Price	41		31
Mix/Other		—		1		Input Costs	(98)		(47)
Currency		1		2		Cost Savings(c)	12		11
Total(a)		13		2		Currency Translation	2		2
Organic(b)		12		—		Other(d)	50		5
						Total	10		(22)
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
Third quarter net sales in North America increased 16 percent. Volumes increased approximately 10 percent and changes in net selling prices increased sales by 6 percent. Changes in product mix and foreign currency exchange rates each increased sales slightly. Sales were up significantly in washroom products reflecting comparison to a weak year-ago period.
Net sales in D&E markets increased 14 percent including a 1 percent benefit from changes in foreign currency exchange rates. Volumes rose approximately 10 percent, compared to a soft year-ago period, and changes in net selling prices and product mix increased sales by 3 percent and 1 percent, respectively.
Net sales in developed markets outside North America increased 3 percent including a 3 percent benefit from changes in foreign currency exchange rates. Changes in net selling prices increased sales by 5 percent while volumes decreased 5 percent.
Operating profit of $96 increased 10 percent. Results benefited from organic sales growth, cost savings, lower other manufacturing costs, and reduced marketing, research and general expense. The comparison was impacted by higher input costs.
2018 Global Restructuring Program
Third quarter 2021 pre-tax savings from the 2018 Global Restructuring Program were $35, bringing cumulative savings to $525. See Item 1, Note 2 to the unaudited interim consolidated financial statements for additional information.
To implement this program, we expect to incur incremental capital spending of approximately $600 to $700 by the end of 2021.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $1.7 billion for the first nine months of 2021 compared to $2.8 billion in the prior year. The decrease was driven by lower earnings, working capital increase in accounts receivable and inventory, payments for accrued expenses and timing of tax payments.
Investing
During the nine months ended September 30, 2021, our capital spending was $734 compared to $894 in the prior year. We anticipate that full year capital spending will be $1.0 billion to $1.1 billion, down from our prior estimate of $1.1 to $1.2 billion.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $1.1 billion as of September 30, 2021 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the third quarter of 2021 was $1.3 billion. These short-term borrowings provide supplemental funding for supporting our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At September 30, 2021 and December 31, 2020, total debt was $8.9 billion and $8.4 billion, respectively.
We maintain a $2.0 billion revolving credit facility which expires in June 2026 and a $750 revolving credit facility which expires in June 2022.  These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), is in the process of phasing out LIBOR with completion of the phase out expected by June 30, 2023. We have evaluated the potential effect of the elimination of LIBOR and do not expect the effect to be material. Accounting guidance has been issued to ease the transition to alternative reference rates from a financial reporting perspective.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first nine months of 2021, we repurchased 3.0 million shares of our common stock at a cost of $393 through a broker in the open market. We expect our full-year repurchases will be approximately $400, at the low end of the previously estimated range of $400 to $450.
K-C Argentina began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of September 30, 2021, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the three and nine months ended September 30, 2021.
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

Item 4.    Controls and Procedures
As of September 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2021. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the third quarter of 2021 were made through a broker in the open market.
The following table contains information for shares repurchased during the third quarter of 2021. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2021)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
July 1 to July 31	310,500	$135.07	38,142,476	41,857,524
August 1 to August 31	58,807	135.91	38,201,283	41,798,717
September 1 to September 30	55,500	136.60	38,256,783	41,743,217
Total	424,807
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
October 25, 2021