Form 10-K
period 2021-12-31
KIMBERLY CLARK CORP
filed 2022-02-10
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2021 (based on closing stock price on the New York Stock Exchange as of such date) was approximately $45.1 billion.
As of January 31, 2022, there were 336,993,302 shares of Kimberly-Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's Annual Meeting of Stockholders to be held on April 27, 2022 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2021 Annual Report

PART I

ITEM 1.    BUSINESS
Kimberly-Clark Corporation was incorporated in Delaware in 1928. We are a global company focused on delivering products and solutions that provide better care for a better world through product innovation and building our personal care, consumer tissue and K-C Professional brands. We are principally engaged in the manufacturing and marketing of a wide range of products mostly made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency. Unless the context indicates otherwise, the terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
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
Net sales to Walmart Inc. as a percent of our consolidated net sales were approximately 14 percent in 2021, 15 percent in 2020 and 14 percent in 2019. Net sales to Walmart Inc. were primarily in the Personal Care and Consumer Tissue segments.
On October 1, 2020, we acquired Softex Indonesia, a leader in the fast-growing Indonesian personal care market, in an all-cash transaction for approximately $1.2 billion. This transaction significantly expanded our presence in an important developing and emerging market and is a strong strategic fit with our core business. See Item 8, Note 3 to the consolidated financial statements for details.
Patents and Trademarks
We own various patents and trademarks registered domestically and in many foreign countries. We consider the patents and trademarks that we own and the trademarks under which we sell certain of our products to be material to our business. Consequently, we seek patent and trademark protection by all available means, including registration.

1	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Raw Materials
Cellulose fiber, in the form of kraft pulp or fiber recycled from recovered waste paper, is the primary raw material for our tissue products, and in the form of fluff pulp, is a component of disposable diapers, training and youth pants, feminine pads and incontinence care products.
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
Foreign Market Risks
We operate and market our products globally, and our business strategy includes targeted growth in Latin America, Asia, Eastern Europe, the Middle East and Africa. See Item 1A, "Risk Factors" for a discussion of foreign market risks that may affect our financial results.
Corporate Responsibility and Sustainability
Our continued commitment to doing the right thing underpins our social impact and smallest footprint ambitions. Better care for a better world begins with ensuring the health and safety of our customers, consumers, and employees, promoting diversity and inclusion within our business, and protecting the rights of workers across our supply chain. We also believe we can make meaningful contributions to gender equality, clean water and sanitation, climate action and responsible consumption and production. Our sustainability strategy puts our brand, supply chain and innovation teams to work to create shared value by solving global challenges and is focused on addressing impactful climate-related risks and opportunities throughout our value chain, as outlined in our most recent Task Force on Climate-Related Financial Disclosures ("TCFD") report.
We implement this strategy by considering our sustainability goals during our business and capital planning processes, aligning the priorities of our supply chain, brand and innovation teams, and establishing meaningful performance indicators. Our environmental priorities include reducing our use of new fossil fuel-based plastic, while enabling circular systems to recover the materials in our products and packaging; reducing our products’ use of natural forest fiber, while protecting forest biodiversity and supporting forest dependent communities; reducing greenhouse gas emissions along our value chain, with goals approved by the Science Based Targets initiative ("SBTi"); and building resilience to water risk at our facilities and in our communities in water-stressed regions around the world. The United Nations' Sustainable Development Goals are now accepted as the best shared definition of what needs to be done over the next decade, and we have aligned our goals with that framework.
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

2	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Our policy is to abide by all applicable laws and regulations, and we have internal programs in place to manage global compliance with these various requirements. We monitor each of these areas for new or changed regulatory requirements, particularly in the rapidly evolving area of data privacy and protection. We have made, and plan to continue making, necessary expenditures for compliance with applicable laws and regulations; however, total capital expenditures and operating expenses related to compliance are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position.
Human Capital Management
We had approximately 45,000 employees as of December 31, 2021 in our consolidated operations. Approximately 30 percent of our employees were located in North America and the remainder were in approximately 60 countries outside of North America. Overall, approximately 60 percent of our workforce was directly involved in manufacturing and distribution operations.
In order to recruit, retain, develop, protect and fairly compensate our employees, we focus on four key areas: inclusion and diversity, health and safety, development and employee engagement, and compensation and benefits.
•Inclusion and diversity – We believe our business success is intricately tied to creating workplaces, communities and experiences where inclusion and diversity are evident and thriving. We prioritize the need to cultivate a workforce where all are included and empowered to do their best work. Employing people from disparate backgrounds, cultures, and experiences amplifies our ability to gather insights, foster innovation and understand the culture, context, and mindset of consumers around the world. As a company who serves consumers and communities, it is essential that our workforce is comprised of people who look, think, and behave like the people who use our products – now and in the future. As such, we support workforce inclusion and diversity and consider it a fundamental business strategy. We continue to make progress on our short-and long-term goals for women and U.S. People of Color in all management roles. This commitment is evidenced by having the Management Development and Compensation Committee (“MDC”) of the Board of Directors responsible for reviewing the diversity and inclusion strategy and related metrics.
•Health and safety – We are committed to the health and safety of our employees. We create and administer company-wide policies and processes to protect our employees and to comply with applicable safety regulations. Health and safety training is regularly provided to our employees. We review and monitor our performance closely to drive continuous improvement in our safety programs.
In response to the ongoing COVID-19 pandemic, we provided enhanced benefits and implemented additional workplace safety programs and processes in all our facilities. As the circumstances and impacts of COVID-19 evolve, we continue to evaluate our response and adapt to protect the health and safety of our employees.
•Development and employee engagement – Developing talent and leaders at all levels of the organization and engaging our employees is critical to our long-term success. We maintain talent and succession planning processes and have leadership and management development programs as well as broad learning opportunities for all employees to support their career growth and advance their skills.
We also offer employees the opportunity to join Employee Resource Groups ("ERGs"). These groups foster professional development, social connectivity, and celebrate diversity throughout our company. Current ERGs provide community and insights into the perspectives and experiences of those with African, Hispanic, Latino, and Asian ancestry, women, and LGBTQ+, as well as parents, caregivers, people with disabilities, military veterans, and new employees. Our ERGs promote career development by allowing employees to connect with and learn from one another and help amplify our inclusion and diversity efforts.
Further, in regard to employee engagement, we hold regular Town Hall meetings where any employee can ask questions of executives and make their voice heard. We also host global conversations about racism, bias and other important topics. We engage in continuous listening via global surveys, on an ongoing basis, that offer our employees the ability to provide feedback and valuable insight to help address potential issues and identify opportunities to improve and support employee engagement.
•Compensation and benefits – We provide market-based competitive compensation through our salary, annual incentive and long-term incentive programs and robust benefits packages that promote employee well-being across all aspects of

3	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

their lives. Eligible employees are compensated for their contributions to our goals with both short-term cash incentives and long-term equity-based incentives. We also provide a variety of resources and services to help our employees plan for retirement. We believe the structure of our compensation packages provides the appropriate incentives to attract, retain and motivate our employees.
The MDC is responsible for establishing and administering the policies governing annual compensation and long-term compensation to ensure that the policies are designed to align compensation with our overall business strategy and performance.
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
Our business and financial results may be negatively impacted by health epidemics, pandemics and similar outbreaks. The ongoing COVID-19 pandemic could have negative impacts on our business, including causing significant volatility in demand for our products, changes in consumer behavior and preference, disruptions in our manufacturing and supply chain operations, disruptions to our cost saving programs, limitations on our employees’ ability to work and travel, significant changes in the economic or political conditions in markets in which we operate and related currency and commodity volatility. Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain its spread and mitigate its public health effects.
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

4	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

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
We are in the process of upgrading our enterprise resource planning system (known as SAP) to enhance operating efficiencies and provide more effective management of our business operations. The upgrade poses several challenges, including training of personnel, communication of new rules and procedures, migration of data, and the potential instability of the new system. Moreover, there is no assurance that the new system will meet our current and future business needs or that it will operate as designed. Any significant failure or delay in the system upgrade could cause an interruption to our business and adversely affect our operations and financial results.
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
There can be no assurance that our efforts to minimize the impact of increased costs, including increasing selling prices, in response to the increased costs will be successful.
Our international operations are subject to foreign market risks, including changes in foreign currency exchange rates, currency restrictions and political, social and economic instability, which may adversely affect our financial results.
Our strategy includes operations growth outside the U.S., especially in developing markets such as China, Eastern Europe, ASEAN and Latin America. About half of our net sales come from markets outside the U.S. We and our equity companies have manufacturing facilities in 33 countries and sell products in a substantial majority of countries around the world. Our results may be substantially affected by a number of foreign market risks:
•Exposure to the movement of various currencies against each other and the U.S. dollar. A portion of the exposures, arising from transactions and commitments denominated in non-local currencies, is systematically managed through

5	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

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
•Adverse political conditions. Risks related to political instability, expropriation, new or revised legal or regulatory constraints, difficulties in enforcing contractual and intellectual property rights, and potentially adverse tax consequences could adversely affect our financial results.
•Increases in dollar-based input costs for operations outside the U.S. due to weaker foreign exchange rates versus the U.S. dollar. There can be no assurance that we will be protected against substantial foreign currency fluctuations.
•Greater economic volatility and vulnerability to infrastructure and labor disruptions.
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

6	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

We may acquire or divest product lines or businesses, which could impact our results.
We may pursue acquisitions of product lines or businesses from third parties, including our acquisition of Softex Indonesia in October 2020. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired product lines or businesses, estimation and assumption of liabilities and contingencies, personnel turnover and the diversion of management's attention from other business concerns. We may be unable to successfully integrate and manage product lines or businesses that we may acquire in the future, or be unable to achieve anticipated benefits or cost savings from acquisitions in the timeframe we anticipate, or at all.
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
Climate change and other sustainability matters may adversely affect our business and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. We have transition risk where we may be subjected to decreased availability or less favorable pricing for water and other raw materials as a result of such change, which could impact our manufacturing and distribution operations. Moreover, we have physical risk where natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. In addition, concern over climate change may result in new legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Despite our sustainability efforts, any failure to achieve our sustainability goals, including those aimed to reduce our impact on, improve or preserve the environment, or the perception (whether or not valid) that we have failed to act responsibly with respect to such matters or to effectively respond to new legal or regulatory requirements regarding climate change, could adversely affect our business and reputation.
There is also increased focus, including by governmental and non-governmental organizations, investors, customers, consumers, our employees and other stakeholders on these and other sustainability matters, including responsible sourcing and deforestation, the use of plastic, energy and water, the recyclability or recoverability of packaging, including single-use and other plastic packaging and ingredient transparency. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business.
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

7	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

market penetration, which enable them to offer a wider variety of products and services at more competitive prices. Alternatively, some of these competitors may have significantly lower product development and manufacturing costs, particularly with respect to private label products, allowing them to offer products at a lower price. E-commerce potentially intensifies competition by simplifying distribution and lowering barriers to entry. The actions of these competitors could adversely affect our financial results. In order to stay competitive, it may be necessary for us to lower prices on our products and increase spending on advertising and promotions, which could adversely affect our financial results.
We may be unable to anticipate or adequately respond to changes in consumer demand for our products. Demand for our products may change based on many factors, including shifting consumer purchasing patterns to lower cost options such as private-label products and mid to lower-tier value products, low birth rates in certain countries due to slow economic growth or other factors, negative customer or consumer response to pricing actions, consumer shifts in distribution from traditional retailers to e-tailers, subscription services and direct to consumer businesses, changing consumer preferences due to increased concerns in regard to post-consumer waste and packaging materials and their impact on environmental sustainability, or other changes in consumer trends or habits. If we experience lower sales due to changes in consumer demand for our products, our earnings could decrease.
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
In addition, new or revised laws or regulations may alter the environment in which we do business which could adversely impact our financial results. For example, new legislation or regulations may result in increased costs to us, directly for our compliance, or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs, excise taxes or reduced availability of raw materials.
New or revised tax regulations could have an adverse effect on our financial results.
We are subject to income tax requirements in various jurisdictions in the U.S. and internationally. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Some jurisdictions have unpredictable enforcement activity. Increases in applicable tax rates, implementation of new taxes, changes in applicable tax laws and interpretations of these tax laws and actions by tax authorities in jurisdictions in which we operate could reduce our after tax income and have an adverse effect on our results of operations.

8	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2021, we own or lease:
•our principal executive office located in the Dallas, Texas metropolitan area;
•four operating segment and geographic headquarters at two U.S. and two international locations; and
•four global business service centers at one U.S. and three international locations.
The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
North America (in 14 states in the U.S.)	29
Outside North America	54
Total (in 33 countries)	83
Many of these facilities produce multiple products, some across multiple segments. Consumer tissue and K-C Professional products are produced in 48 facilities and personal care products are produced in 48 facilities. We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained.
ITEM 3.    LEGAL PROCEEDINGS
See Item 8, Note 11 to the consolidated financial statements, which is incorporated in this Item 3 by reference, for information on legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

9	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 10, 2022, together with certain biographical information, are as follows:
Ehab Abou-Oaf, 55, was elected President of K-C Professional in January 2022. He is responsible for our global business to business operations which provide a deep range of essential commercial products and services, including tissue and surface wipers, skin care, safety and do-it-yourself products. Previously, he served as Vice President, Middle East & Africa since 2020. Mr. Abouf-Oaf joined Kimberly-Clark from Mars, Inc., a manufacturer of confectionery, pet food, and other food products, where he had a number of positions with increasing responsibility over 19 years, including Regional President, Asia, Middle East & Africa Confectionery from 2017 to 2019 and Regional President, Asia Pacific, Middle East & Northern Africa Chocolate from 2016 to 2017. Prior to joining Mars, he spent ten years with The Procter & Gamble Company in packaging, product development and marketing roles. He also serves on the board of trustees of the American University in Cairo, on the board of directors of the Singapore American School and as an adjunct professor at the School of Business, Nanyang Technology University, Singapore.
Shane Azzi, 49, was elected Senior Vice President and Chief Supply Chain Officer in July 2021. He is responsible for manufacturing, procurement, logistics, safety and sustainability. He also leads the company’s supply chain transformation program. Prior to that, Mr. Azzi served as Vice President of Global Logistics from 2015 to July 2021. Mr. Azzi joined K-C from Mars Incorporated, where he served in multiple roles of increasing responsibility, most recently as Vice President of Global Logistics of Mars Petcare.
Doug Cunningham, 50, was elected President, K-C Europe, Middle East & Africa ("EMEA") in September 2021. He is responsible for our consumer business in our EMEA region. Prior to that, he served as Vice President and Managing Director, Australia & New Zealand since 2019. Mr. Cunningham joined Kimberly-Clark from Johnson & Johnson, a health care products company, where he served in multiple roles of increasing responsibility, most recently as Managing Director, Johnson & Johnson Pacific.
Maria Henry, 55, was elected Senior Vice President and Chief Financial Officer in 2015. Prior to joining Kimberly-Clark, Ms.  Henry served as Chief Financial Officer of Hillshire Brands Company from 2012 to 2014, and Chief Financial Officer of Sara Lee Corporation’s North America Retail and Food Service business from 2011 to 2012. Prior to joining Sara Lee (the predecessor to Hillshire Brands) in 2011, Ms. Henry was Executive Vice President and Chief Financial Officer of Culligan International, where she was responsible for finance, strategy, business development and information technology. Before Culligan, Ms. Henry served as Chief Financial Officer of Vastera, Inc. She began her career at General Electric. She also serves on the board of directors of General Mills, Inc.
Michael D. Hsu, 57, has served as Chairman of the Board since 2020 and as Chief Executive Officer since 2019. Prior to that, he served as President and Chief Operating Officer since 2017, where he was responsible for the day-to-day operations of our business units, along with our global innovation, marketing and supply chain functions. He served as Group President, K-C North America from 2013 to 2016, where he was responsible for our consumer business in North America, as well as leading the development of new business strategies for global nonwovens. From 2012 to 2013, his title was Group President, North America Consumer Products. He has been a director of Kimberly-Clark since 2017. Prior to joining Kimberly-Clark, Mr. Hsu served as Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010 to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company. He also serves on the board of directors of Texas Instruments Incorporated.
Sandra R.A. Karrmann, 56, was elected Senior Vice President and Chief Human Resources Officer in 2020. She is responsible for the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, diversity and inclusion, organizational effectiveness and labor/employee relations. Ms. Karrmann joined Kimberly-Clark from Tenet Healthcare Corporation, a diversified healthcare services company, where she served as Executive Vice President and Chief Human Resources Officer since 2019 and Senior Vice President and Chief Human Resources Officer since 2017 and Senior Vice President and Chief Human Resources Officer for their ambulatory surgery business, United Surgical Partners International, since 2013.

10	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Alison Lewis, 54, was elected Chief Growth Officer in 2019. Ms. Lewis joined Kimberly-Clark from Johnson & Johnson, where she served as Chief Marketing Officer of the Global Consumer business since 2013. Prior to her role at Johnson & Johnson, Ms. Lewis served as Chief Marketing Officer, Senior Vice President, North America at The Coca-Cola Company.
Robert Long, 64, was elected Chief Research and Development Officer in March 2021. He has global responsibility for the company's research and development, quality and regulatory functions, and is charged with accelerating growth through innovation that addresses opportunities to elevate Kimberly-Clark’s trusted brands. Mr. Long joined Kimberly-Clark from the Coca-Cola Company where he served in multiple roles of increasing responsibility, most recently as Senior Vice President for Global R&D and Chief Innovation Officer from 2016 to March 2021.
Jeffrey Melucci, 51, was elected Chief Business Development and Legal Officer in November 2020. From April 2020 to November 2020, he served as Senior Vice President, Business Development and General Counsel and from September 2017 to April 2020, he served as Senior Vice President - General Counsel. From January 2017 to September 2017, he served as Vice President, Senior Deputy General Counsel and General Counsel of Kimberly-Clark’s Global Operations. From 2013 to 2017, he served as Vice President and Deputy General Counsel. He also served as Chief Transformation Officer from November 2020 to October 2021, Corporate Secretary from 2014 to 2017 and General Counsel of Kimberly-Clark International from 2013 to 2016. Mr. Melucci joined Kimberly-Clark from General Electric, where he served in multiple roles of increasing responsibility, most recently as General Counsel - Aviation Systems and Aviation Business Development.
Paula S. Vaz Ramos, 42, was elected Chief Strategy and Transformation Officer in October 2021. From March 2021 to October 2021 she served as Chief Strategy Officer. She has global responsibility for our enterprise strategy and transformation activities. Ms. Ramos joined Kimberly-Clark from McKinsey where she served in multiple roles of increasing responsibility over 18 years, most recently as a Partner.
Russell Torres, 50, was elected Group President, K-C North America in April 2021. He is responsible for our consumer business in North America. From 2020 to April 2021, he served as President of K-C Professional. Mr. Torres joined Kimberly-Clark from Newell Brands Inc., a consumer goods company, where he served as Group President since 2018 and as Chief Transformation Officer from 2016 to 2018. Prior to joining Newell Brands, Mr. Torres was a partner at Bain & Company from 2013 to 2016. Prior to that, Mr. Torres served as a senior executive at Mondelēz International in its North America Business Unit from 2011 to 2013.
Gonzalo Uribe, 50, was elected President, K-C Latin America in 2020. He is responsible for our consumer business in our Latin America region. From 2018 to 2020 he served as Vice President, North Latin America and from 2017 to 2018 he served as Vice President, Andean Region. Mr. Uribe joined Kimberly-Clark from Mondelēz International, where he served in multiple roles of increasing responsibility, most recently as Western Andean, Central America and Caribbean General Manager.
Tristram Wilkinson, 53, was elected President, K-C Asia Pacific in August 2021. He is responsible for our consumer business in our Asia Pacific region. From 2018 to August 2021, he served as President, K-C EMEA. From 2016 to 2018, he served as Vice President and Managing Director, Central & Eastern Europe. Prior to that, Mr. Wilkinson held a number of positions of increasing responsibility within our EMEA operations, including Vice President and Managing Director, United Kingdom & Ireland. Mr. Wilkinson joined Kimberly-Clark in 1995.

11	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
As of January 31, 2022, we had 17,502 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2021, we repurchased 3.0 million shares of our common stock at a cost of $400 through a broker in the open market.
The following table contains information for shares repurchased during the fourth quarter of 2021. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2021)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1 to October 31	52,800	$132.04	38,309,583	41,690,417
November 1 to November 30	—	—	38,309,583	41,690,417
December 1 to December 31	—	—	38,309,583	41,690,417
Total	52,800
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

12	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

ITEM 6.    SELECTED FINANCIAL DATA
Intentionally Omitted

13	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and prospects. This discussion and analysis compares 2021 results to 2020. For a discussion that compares our 2020 results to 2019, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2020 Annual Report on Form 10-K. The reference to "N.M." indicates that the calculation is not meaningful. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling prices on net sales. Changes in foreign currency exchange rates, acquisitions and exited businesses also impact the year-over-year change in net sales. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
The following will be discussed and analyzed:
•Overview of Business
•Overview of 2021 Results
•Business Environment and Trends
•Results of Operations and Related Information
•Liquidity and Capital Resources
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:
•2018 Global Restructuring Program - In 2018, we initiated a restructuring program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. The restructuring actions were completed in 2021. See Item 8, Note 2 to the consolidated financial statements for details.
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

14	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Overview of Business
We are a global company focused on delivering products and solutions that provide better care for a better world, with manufacturing facilities in 33 countries, including our equity affiliates, and products sold in more than 175 countries and territories. Our products are sold under well-known brands such as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend. We have three reportable business segments: Personal Care, Consumer Tissue and K-C Professional. These business segments are described in greater detail in Item 8, Note 15 to the consolidated financial statements.
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
On October 1, 2020, we acquired Softex Indonesia, a leader in the fast-growing Indonesian personal care market, in an all-cash transaction for approximately $1.2 billion. This transaction significantly expanded our presence in an important developing and emerging market and is a strong strategic fit with our core business. See Item 8, Note 3 to the consolidated financial statements for details.
In 2018, we initiated our 2018 Global Restructuring Program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. The restructuring impacted all of our business segments and our organizations in all major geographies. The restructuring actions were completed in 2021. Savings from this initiative were $140 in 2021, bringing cumulative annual savings to $560 versus the 2017 baseline.
Overview of 2021 Results
•Net sales of $19.4 billion increased 2 percent. Organic sales decreased 1 percent. Changes in foreign currency exchange rates increased sales by 1 percent, and the net impact of the Softex Indonesia acquisition and business exits in conjunction with the 2018 Global Restructuring Program increased sales approximately 1 percent.
•In North America, organic sales decreased 5 percent in consumer products and increased 1 percent in K-C Professional.
•Outside North America, organic sales increased 5 percent in D&E Markets and decreased 3 percent in Developed Markets.
•Operating Profit and Net Income Attributable to Kimberly-Clark were $2,561 and $1,814 in 2021, respectively.
•Diluted earnings per share were $5.35 in 2021 compared to $6.87 in 2020. Results in 2021 and 2020 include net charges of $0.83 and $0.94, respectively, related to the 2018 Global Restructuring Program. Results in 2020 also include acquisition-related costs of $0.08 associated with the acquisition of Softex Indonesia and a benefit of $0.15 related to the resolution of certain business tax matters in Brazil.
•We continue to focus on generating cash flow and allocating capital to shareholders. Cash provided by operations was $2.7 billion in 2021. We raised our dividend in 2021 by 6.5 percent, the 49th consecutive annual increase in our dividend. Altogether, share repurchases and dividends in 2021 amounted to $1.9 billion.
In 2022, we plan to continue to execute our strategies for long-term success which include delivering balanced, sustainable growth by growing our brands in-line with or ahead of category growth, leveraging our cost and financial discipline to fund growth and improve margins, and allocating capital in value-creating ways. Our growth strategy is built on two pillars. Elevate our core business is our first pillar and is driven by delivering value-added innovations and driving category opportunities. Expanding our markets is our second pillar and emphasizes Personal Care with Latin America, Asia, Eastern Europe, the Middle East and Africa as our priority markets. Both strategies are enabled by our focus on accelerating and investing in our

15	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

commercial capabilities through digital marketing, revenue growth management, consumer-inspired innovation and strong in-market execution.
Our strong legacy of financial discipline supports our growth strategy by driving ongoing supply chain productivity through our FORCE (Focused On Reducing Costs Everywhere) program, controlling discretionary spending, driving down working capital and maintaining the top-tier return on invested capital. Our capital allocation strategy is consistent with our historical approach of disciplined capital spending, payment of a top tier dividend, evaluation of acquisition opportunities and allocation of excess cash flow to share repurchases.
We are subject to risks and uncertainties, which can affect our business operations and financial results. See Item 1A, "Risk Factors" in this Form 10-K for additional information.
Business Environment and Trends
Our results of operations have been, and we expect them to continue to be, affected by the following factors and key trends, which may cause our future results of operations to differ from our historical results discussed under “Results of Operations and Related Information.”
COVID-19 - The macro business environment experienced unprecedented volatility in 2021 related to the continuing effect the global COVID-19 pandemic has had on supply and demand dynamics.
We participate in fixed consumption categories where demand is generally very stable. Over the last two years, our sales have fluctuated, especially in Consumer Tissue and K-C Professional, because of COVID-19-related demand spikes, inventory destocking, and consumer usage pattern disruption. Additionally, consumer incomes have been negatively impacted by the pandemic leading to lower usage, trade-down on price tiers and slower entry into some of our categories. COVID-19 outbreaks and patterns are difficult to predict and therefore volatility of demand for our products may continue in the near term.
The pandemic has significantly disrupted supply chains across the globe. A steep drop in aggregate demand at the beginning of the pandemic caused aggregate supply to sharply contract. When demand for goods resumed at the end of 2020, supply shortages led to record levels of inflation in commodities and other costs. In addition to inflation, logistics and distribution networks, especially in the U.S., have been severely impacted by container and truck shortages and significant labor supply issues. These effects have caused challenges getting input materials into our production facilities, production delays, and delays and meaningfully higher costs to get products from our production facilities to our customers. The net effect of the global supply chain disruption led to an unprecedented increase in costs in 2021. The underlying causes of the disruption and higher costs will take time to be resolved.
Birth Rate Trends - Sales of our baby and child care products are highly correlated with birth rate trends. In recent years, birth rate declines in key countries, including China, South Korea, Russia, and the U.S., have pressured category volume growth rates. To help mitigate the effects of birth rate declines, we aim to drive sales growth at or ahead of category growth rates through innovation, premiumization, strong brand building plans and digital marketing investment as part of our Elevate and Expand growth strategy.
Competition - Our products are sold in a highly competitive global marketplace. Our competitors include global, regional and local manufacturers, including private label manufacturers which offer products that are typically sold at lower prices. In particular, private label market share has been increasing in the tissue category. Increased purchases of private label products could reduce net sales of our higher-margin products which would negatively impact our profitability. While the global marketplace in which we operate has always been highly competitive, we continue to experience increased concentration and the growing presence of large-format retailers, discounters and e-tailers. This market environment has resulted in increased pressure on pricing and other competitive factors, and we expect these pressures to continue in the coming year.
Pricing - Our net sales growth and profitability may be affected as we adjust prices to address market conditions. We adjust our product prices based on a number of variables including demand, the competitive environment, technological improvements and changes in our raw material, distribution, energy and other input costs. We increased our prices in 2021 in response to record inflation related to the COVID-19 pandemic. In 2022, we anticipate changing market conditions to continue to impact pricing. Price changes may affect net sales, earnings and market share in the near term as the market adjusts to new pricing and other market conditions.

16	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Operating Costs - Our operating costs include raw materials, labor, selling, general and administrative expenses, taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, and pricing actions. To remain competitive on our operating structure, we continue to work on programs to expand our profitability, such as our FORCE program. In 2021, our results were impacted by an unprecedented increase in our costs, particularly for pulp, resin, distribution and energy, primarily related to COVID-19 pandemic driven effects. We expect the higher cost environment will continue in 2022.
Evolving Consumer Product and Shopping Preferences - The retail landscape in many of our markets continues to evolve due to the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. Changing consumer preferences also include increased concerns in regard to post-consumer waste and packaging materials and their impact on environmental sustainability. If we experience lower sales due to changes in consumer demand for our products, our earnings could decrease. We believe our strategic growth focus, sustainability initiatives and continued investment in eCommerce capabilities has us well positioned relative to these changing dynamics.
Volatility of Global Markets - Our growth strategy depends in part on our ability to expand our operations, including in D&E markets. Some D&E markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions. Volatility in these markets affects our production costs and the demand for our products. Volatility in global consumer, commodity and foreign currency exchange rates increased significantly during 2021 and is expected to continue in the near term.
Climate Change - We operate in many regions around the world where our businesses could be disrupted by climate change. Our climate change risk categories include risks related to the transition to a lower-carbon economy (“Transition Risks”) and risks related to the physical impacts of climate change (“Physical Risks”). Transition Risks include increased costs of raw materials, increased cost of capital, shifts in customer/consumer values and other legal, regulatory and technological risks. Physical Risks include the risk of direct damage to assets or supply chain disruption caused by severe weather events such as floods, storms, wildfires and droughts. We continue to progress toward our 2030 Sustainability Goals which include elements that aim for reductions in greenhouse gas emissions, use of natural forest fibers, use of plastics and use of water in water-stressed regions.

17	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Results of Operations and Related Information
This section presents a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2021 results of operations.
Consolidated

Selected Financial Results	Year Ended December 31
	2021	2020	Change 2021 vs. 2020
Net Sales:
North America	$10,052	$10,394	-3%
Outside North America	9,697	9,018	+8%
Intergeographic sales	(309)	(272)	+14%
Total Net Sales	19,440	19,140	+2%
Operating Profit:
North America	2,066	2,689	-23%
Outside North America	1,082	1,221	-11%
Corporate & Other(a)	(559)	(720)	N.M.
Other (income) and expense, net(a)	28	(54)	N.M.
Total Operating Profit	2,561	3,244	-21%
Provision for income taxes	(479)	(676)	-29%
Share of net income of equity companies	98	142	-31%
Net Income Attributable to Kimberly-Clark Corporation	1,814	2,352	-23%
Diluted Earnings per Share	5.35	6.87	-22%
(a)    Corporate & Other and Other (income) and expense, net includes income and expenses not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Twelve Months Ended December 31, 2021
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$13,452	$154	$13,298
Gross Profit	5,988	(154)	6,142
Marketing, research and general expenses	3,399	111	3,288
Other (income) and expense, net	28	10	18
Operating Profit	2,561	(275)	2,836
Nonoperating expense	(86)	(79)	(7)
Provision for income taxes	(479)	75	(554)
Effective tax rate	21.5%	—	21.5%
Share of net income of equity companies	98	(7)	105
Net income attributable to noncontrolling interests	(30)	5	(35)
Net Income Attributable to Kimberly-Clark Corporation	1,814	(281)	2,095
Diluted Earnings per Share(a)	5.35	(0.83)	6.18

18	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

	Twelve Months Ended December 31, 2020
	As Reported	2018 Global Restructuring Program	Softex Indonesia Acquisition-Related Costs	Brazil Business Tax Credits	As Adjusted Non-GAAP
Cost of products sold	$12,318	$283	$—	$—	$12,035
Gross Profit	6,822	(283)	—	—	7,105
Marketing, research and general expenses	3,632	109	32	—	3,491
Other (income) and expense, net	(54)	(9)	—	(77)	32
Operating Profit	3,244	(383)	(32)	77	3,582
Nonoperating expense	(70)	(36)	—	—	(34)
Provision for income taxes	(676)	94	5	(26)	(749)
Effective tax rate	23.1%	—	—	—	22.7%
Share of net income of equity companies	142	(1)	—	—	143
Net income attributable to noncontrolling interests	(44)	3	—	—	(47)
Net Income Attributable to Kimberly-Clark Corporation	2,352	(323)	(27)	51	2,651
Diluted Earnings per Share(a)	6.87	(0.94)	(0.08)	0.15	7.74
(a)    "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.
Analysis of Consolidated Results

Net Sales	Percent Change	Adjusted Operating Profit	Percent Change
	2021 vs. 2020		2021 vs. 2020
Volume	(4)	Volume	(11)
Net Price	2	Net Price	10
Mix/Other	1	Input Costs	(42)
Acquisition/Exited Businesses(e)	1	Cost Savings(c)	15
Currency	1	Currency Translation	2
Total(a)	2	Other(d)	5
Organic(b)	(1)	Total	(21)
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

Net sales of $19.4 billion increased 2 percent compared to the year ago period. Operating profit was $2,561 in 2021 and $3,244 in 2020. Adjusted operating profit was $2,836 in 2021, down 21 percent compared to $3,582 in 2020. Results were impacted by lower sales volumes, $1,490 of higher input costs, driven by pulp and polymer-based materials, distribution and energy costs, and elevated other manufacturing costs. Results benefited from higher net selling prices, $410 of FORCE savings, $140 of cost savings from the 2018 Global Restructuring Program and lower marketing, research and general expenses.
Other (income) and expense, net was $28 of expense in 2021. Other (income) and expense, net was $54 of income in 2020 which primarily reflected tax credits recognized related to a favorable legal ruling that resolved certain matters related to prior years' business taxes in Brazil. Adjusted other (income) and expense, net was $18 and $32 of expense in 2021 and 2020, respectively.
The effective tax rate of 21.5 percent in 2021 decreased compared to the effective tax rate of 23.1 percent in 2020. The adjusted effective tax rate was 21.5 percent in 2021 compared to 22.7 percent in 2020.

19	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Our share of net income of equity companies was $98 in 2021 and $142 in 2020. Results were negatively impacted by input cost inflation and 2018 Global Restructuring Program charges.

Diluted earnings per share were $5.35 in 2021 and $6.87 in 2020. Adjusted earnings per share of $6.18 in 2021 decreased 20 percent compared to $7.74 in 2020. The decrease was driven by lower adjusted operating profit and lower net income from equity companies, partially offset by a lower share count and a lower adjusted effective tax rate.
Business Segments
Personal Care

	2021	2020		2021	2020
Net Sales	$10,267	$9,339	Operating Profit	$1,856	$1,933

Net Sales	Percent Change	Operating Profit	Percent Change
	2021 vs. 2020		2021 vs. 2020
Volume	2	Volume	1
Net Price	2	Net Price	10
Mix/Other	2	Input Costs	(34)
Acquisition/Exited Businesses(e)	3	Cost Savings(c)	11
Currency	1	Currency Translation	1
Total(a)	10	Other(d)	7
Organic(b)	6	Total	(4)
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
Net sales in North America increased 5 percent. Changes in net selling prices and product mix increased sales by 3 percent and 1 percent, respectively. Volumes increased 1 percent, and changes in foreign currency exchange rates also increased sales 1 percent. Exited businesses decreased sales by 1 percent.
Net sales in D&E Markets increased 17 percent. The Softex Indonesia acquisition increased sales by 10 percent. Volumes increased 3 percent led by growth in China and Eastern Europe. Changes in product mix and net selling prices increased sales by 3 percent and 2 percent, respectively. The improvements in product mix were primarily in China. Changes in foreign currency exchange rates decreased sales by 1 percent.
Net sales in Developed Markets outside North America increased 11 percent. Changes in foreign currency exchange rates increased sales by 6 percent, and volumes increased 4 percent led by growth in Australia. Changes in net selling prices and product mix each increased sales by approximately 1 percent.
Operating profit of $1,856 decreased 4 percent. The comparison was negatively impacted by higher input costs, partially offset by organic sales growth, cost savings, and lower marketing, research and general expenses.

20	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Consumer Tissue

	2021	2020		2021	2020
Net Sales	$6,034	$6,718	Operating Profit	$888	$1,448

Net Sales	Percent Change	Operating Profit	Percent Change
	2021 vs. 2020		2021 vs. 2020
Volume	(11)	Volume	(21)
Net Price	—	Net Price	—
Mix/Other	(1)	Input Costs	(36)
Currency	1	Cost Savings(c)	19
Total(a)	(10)	Currency Translation	2
		Other(d)	(3)
Organic(b)	(11)	Total	(39)
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

Net sales in North America decreased 16 percent. Volumes decreased 15 percent, and changes in product mix decreased sales by 1 percent. The volume comparison reflects elevated shipments in North America in the year-ago period to support higher consumer and customer demand related to COVID-19.
Net sales in D&E Markets increased 1 percent. The Softex Indonesia acquisition increased sales by 3 percent. Changes in product mix and net selling prices each increased sales by 1 percent. Volumes decreased 4 percent, primarily driven by Latin America.
Net sales in Developed Markets outside North America decreased 6 percent. Volumes decreased 7 percent, primarily driven by Western and Central Europe and South Korea. Exited businesses associated with the 2018 Global Restructuring Program decreased sales by 3 percent, and changes in net selling prices decreased sales by 1 percent. Changes in foreign currency exchange rates increased sales by 5 percent.
Operating profit of $888 decreased 39 percent. The comparison was negatively impacted by higher input costs, a decline in organic sales, and higher other manufacturing costs, partially offset by cost savings and lower marketing, research and general expenses.

21	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

K-C Professional

	2021	2020		2021	2020
Net Sales	$3,072	$3,019	Operating Profit	$404	$528

Net Sales	Percent Change	Operating Profit	Percent Change
	2021 vs. 2020		2021 vs. 2020
Volume	(6)	Volume	(21)
Net Price	5	Net Price	31
Mix/Other	1	Input Costs	(57)
Currency	1	Cost Savings(c)	11
Total(a)	2	Currency Translation	2
		Other(d)	11
Organic(b)	—	Total	(23)
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
Net sales in North America increased 2 percent. Changes in net selling prices and product mix increased sales by 6 percent and 1 percent, respectively, and changes in foreign currency exchange rates was slightly favorable. Volumes decreased 6 percent, reflecting continuing lower away from home demand and challenging business conditions following the outbreak of COVID-19.
Net sales in D&E Markets increased 5 percent. Changes in net selling prices increased sales by 3 percent, and volumes increased 2 percent led by Latin America.
Net sales in Developed Markets outside North America were even with the prior year. Volumes decreased 11 percent, reflecting continuing lower away from home demand and challenging business conditions following the outbreak of COVID-19, primarily in Western and Central Europe. Changes in net selling prices and foreign currency exchange rates increased sales by 6 percent and 5 percent, respectively, also in Western and Central Europe, while changes in product mix increased sales slightly.
Operating profit of $404 decreased 23 percent. The comparison was negatively impacted by higher input costs and volume declines, partially offset by increases in net selling prices, cost savings, and lower marketing, research and general expenses and other manufacturing costs.
2018 Global Restructuring Program
In 2018, we initiated our 2018 Global Restructuring Program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. The restructuring actions were completed in 2021. We closed or sold 11 manufacturing facilities and expanded production capacity at several others. We exited or divested some lower-margin businesses that generated approximately 1 percent of our net sales. Workforce reductions were approximately 6,000. The restructuring impacted all of our business segments and our organizations in all major geographies. Savings from this initiative were $140 in 2021, bringing cumulative annual savings to $560 versus the 2017 baseline. See Item 8, Note 2 to the consolidated financial statements for additional information.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2.7 billion in 2021 compared to $3.7 billion in 2020. The decrease was driven by lower earnings and less cash provided by working capital.

22	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2022	2023	2024	2025	2026	2027+
Long-term debt	$8,469	$317	$473	$574	$558	$407	$6,140
Interest payments on long-term debt	3,377	262	256	250	238	222	2,149
Operating lease liabilities	558	142	119	93	76	64	64
Unconditional purchase obligations	2,539	1,530	729	96	94	34	56
Open purchase orders	2,766	2,170	555	27	9	3	2
Total contractual obligations	$17,709	$4,421	$2,132	$1,040	$975	$730	$8,411
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
The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:
•We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute approximately $25 to these plans in 2022.
•Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations of approximately $55 through 2031.
•Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.
Investing
Our capital spending was $1.0 billion in 2021 and $1.2 billion in 2020, including incremental spending related to the 2018 Global Restructuring Program. Acquisition, net of cash acquired of $1.1 billion in 2020 reflected the purchase of Softex Indonesia. We expect capital spending to be approximately $1.0 billion to $1.1 billion in 2022.
Financing
We issue long-term debt in the public market periodically. Proceeds from the offerings are used for general corporate purposes, including repayment of maturing debt or outstanding commercial paper indebtedness. See Item 8, Note 6 to the consolidated financial statements for details.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $118 as of December 31, 2021 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the twelve months ended December 31, 2021 was $1.0 billion. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At December 31, 2021, total debt was $8.6 billion compared to $8.4 billion at December 31, 2020.
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

23	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

effect of the elimination of LIBOR and do not expect the effect to be material. Accounting guidance has been issued to ease the transition to alternative reference rates from a financial reporting perspective. See Item 8, Note 1 to the consolidated financial statements for details.
We paid $1.5 billion in dividends in 2021. The Board of Directors approved a dividend increase of 1.8 percent for 2022. We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2021, we repurchased 3.0 million shares of our common stock at a cost of $400 through a broker in the open market. We are targeting full-year 2022 share repurchases of approximately $100, subject to market conditions.
We believe that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, pension contributions, dividends and other needs for the foreseeable future. Further, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall business, liquidity, financial condition or results of operations for the foreseeable future.
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting policies we used in the preparation of the consolidated financial statements are those that are important both to the presentation of our financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to accruals for sales incentives and trade promotion allowances, pension and other postretirement benefits, deferred income taxes and potential income tax assessments, and goodwill and other intangible assets. These critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.
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
Employee Postretirement Benefits
Substantially all regular employees in the U.S. and the United Kingdom are covered by defined contribution retirement plans and certain U.S. and United Kingdom employees previously earned benefits covered by defined benefit pension plans that currently provide no future service benefit (the "Principal Plans"). Certain other subsidiaries have defined benefit pension plans or, in certain countries, termination pay plans covering substantially all regular employees. Our related accounting policies and account balances are discussed in Item 8, Note 8 to the consolidated financial statements.
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
As of December 31, 2021, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $1.0 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, and whether such accumulated actuarial losses at each measurement date exceed the "corridor" as required. If the expected

24	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

long-term rate of return on assets for the Principal Plans were lowered by 0.25 percent, the impact on annual pension expense would not be material in 2022.
•Discount rate. The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2021 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the United Kingdom plan, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. If the discount rate assumptions for these same plans were reduced by 0.25 percent, the increase in annual pension expense would not be material in 2022, and the December 31, 2021 pension liability would increase by about $111.
•Other assumptions. There are a number of other assumptions involved in the calculation of pension expense and benefit obligations, primarily related to participant demographics and benefit elections.
Pension expense for defined benefit pension plans is estimated to approximate $50 in 2022. Pension expense beyond 2022 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered participants in the plans.
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. Changes in significant assumptions could affect the consolidated expense and benefit obligations, particularly the discount rate used to calculate the obligations and the health care cost trend rate:
•Discount rate. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above, and the methodology for each country is the same as the methodology used to determine the discount rate for that country's pension obligation. If the discount rate assumptions for these plans were reduced by 0.25 percent, the impact to 2022 other postretirement benefit expense and the increase in the December 31, 2021 benefit liability would not be material.
•Health care cost trend rate. The health care cost trend rate is based on a combination of inputs including our recent claims history and insights from external advisers regarding recent developments in the health care marketplace, as well as projections of future trends in the marketplace.
Deferred Income Taxes and Potential Assessments
As a global organization, we are subject to income tax requirements in various jurisdictions in the U.S. and internationally. Changes in certain assumptions related to income taxes could significantly affect consolidated results, particularly with regard to valuation allowances on deferred tax assets, undistributed earnings of subsidiaries outside the U.S. and uncertain tax positions. Our income tax related accounting policies, account balances and matters affecting income taxes are discussed in Item 8, Note 13 to the consolidated financial statements.
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
•Undistributed earnings. As of December 31, 2021, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $7.8 billion.  Earnings of $4.4 billion were previously subject to tax, primarily due to the one-time transition tax on foreign earnings required by the 2017 U.S. Tax Cuts and Jobs Act.  Any additional taxes due with respect to such previously-taxed earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes.  Deferred taxes have been recorded on $0.8 billion of earnings, most of which were previously taxed for U.S. federal income tax purposes, of foreign consolidated subsidiaries expected to be repatriated.  We do not intend to distribute the remaining $3.6 billion of previously taxed foreign earnings and

25	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

therefore have not recorded deferred taxes for foreign and U.S. state income taxes on such earnings.  We consider any excess to be indefinitely reinvested.  The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the $3.6 billion of previously taxed foreign earnings is not practicable.
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
Our related accounting policies, acquisition of Softex Indonesia, and goodwill and other intangible assets account balances are discussed in Item 8, Notes 1, 3 and 4, respectively, to the consolidated financial statements.
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
For 2021, we completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and we determined that it is more likely than not that the fair value of goodwill significantly exceeds the carrying amount for each of our reporting units.
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
We performed our 2021 impairment assessment of our intangible assets as of the first day of the third quarter, and based upon a qualitative assessment, no impairment indicators were found to be present.

26	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

New Accounting Standards
See Item 8, Note 1 to the consolidated financial statements for a description of recent accounting standards and their anticipated effects on our consolidated financial statements.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including raw material, energy and other input costs, the anticipated cost savings from our FORCE program, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, including the impact in Argentina, effective tax rate, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including pandemics (including the ongoing COVID-19 outbreak and the related responses of governments, consumers, customers, suppliers and employees), epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions due to COVID-19, changes in customer preferences, severe weather conditions and government trade or similar regulatory actions, potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships and to realize the expected benefits and synergies of the Softex Indonesia acquisition, could affect the realization of these estimates.
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

27	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

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
As of December 31, 2021, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would not be material to our consolidated financial position, results of operations or cash flows. This hypothetical loss on transactional exposures is based on the difference between the December 31, 2021 rates and the assumed rates.
Our operations in Argentina are reported using highly inflationary accounting and their functional currency is the U.S. dollar. Changes in the value of an Argentine peso versus the U.S. dollar applied to our net peso monetary position are recorded in Other (income) and expense, net at the time of the change. As of December 31, 2021, K-C Argentina had a small net peso monetary position and a 10 percent unfavorable change in the exchange rate would not be material.
The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. As of December 31, 2021, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $750. In the view of management, the above potential UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2021, the long-term debt portfolio was comprised of primarily fixed-rate debt. From time to time, we also hedge the anticipated issuance of fixed-rate debt and those contracts are designated as cash flow hedges.
In order to determine the impact of changes in interest rates on our financial position or future results of operations, we calculated the increase or decrease in the market value of fixed-rate debt using a 10 percent change in current market interest rates and the rates governing these instruments. At December 31, 2021, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $224, which would not have a significant impact on our financial statements as we do not record debt at fair value.

28	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Commodity Price Risk
We are subject to commodity price risk, the most significant of which relates to the price of pulp and petroleum-based materials. Selling prices of products are influenced, in part, by the market price for these pulp and petroleum-based materials. As previously discussed under Item 1A, "Risk Factors," increases in pulp or petroleum-based material prices could adversely affect earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in commodity prices. In some instances, we use contracts of varying durations along with strategic pricing mechanisms to manage volatility for a portion of our commodity costs, but derivative instruments have not been used to manage these risks.
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

29	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31
(Millions of dollars, except per share amounts)	2021	2020	2019
Net Sales	$19,440	$19,140	$18,450
Cost of products sold	13,452	12,318	12,415
Gross Profit	5,988	6,822	6,035
Marketing, research and general expenses	3,399	3,632	3,254
Other (income) and expense, net	28	(54)	(210)
Operating Profit	2,561	3,244	2,991
Nonoperating expense	(86)	(70)	(91)
Interest income	6	8	11
Interest expense	(256)	(252)	(261)
Income Before Income Taxes and Equity Interests	2,225	2,930	2,650
Provision for income taxes	(479)	(676)	(576)
Income Before Equity Interests	1,746	2,254	2,074
Share of net income of equity companies	98	142	123
Net Income	1,844	2,396	2,197
Net income attributable to noncontrolling interests	(30)	(44)	(40)
Net Income Attributable to Kimberly-Clark Corporation	$1,814	$2,352	$2,157

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$5.38	$6.90	$6.28
Diluted	$5.35	$6.87	$6.24
See notes to the consolidated financial statements.

30	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(Millions of dollars)	2021	2020	2019
Net Income	$1,844	$2,396	$2,197
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(288)	129	19
Employee postretirement benefits	122	37	12
Other	84	(34)	(34)
Total Other Comprehensive Income (Loss), Net of Tax	(82)	132	(3)
Comprehensive Income	1,762	2,528	2,194
Comprehensive income attributable to noncontrolling interests	(15)	(55)	(31)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$1,747	$2,473	$2,163
See notes to the consolidated financial statements.

31	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
(Millions of dollars)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$270	$303
Accounts receivable, net	2,207	2,235
Inventories	2,239	1,903
Other current assets	849	733
Total Current Assets	5,565	5,174
Property, Plant and Equipment, Net	8,097	8,042
Investments in Equity Companies	290	300
Goodwill	1,840	1,895
Other Intangible Assets, Net	810	832
Other Assets	1,235	1,280
TOTAL ASSETS	$17,837	$17,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$433	$486
Trade accounts payable	3,840	3,336
Accrued expenses and other current liabilities	2,096	2,262
Dividends payable	380	359
Total Current Liabilities	6,749	6,443
Long-Term Debt	8,141	7,878
Noncurrent Employee Benefits	809	864
Deferred Income Taxes	694	723
Other Liabilities	681	718
Redeemable Preferred Securities of Subsidiaries	26	28
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at December 31, 2021 and 2020	473	473
Additional paid-in capital	605	657
Common stock held in treasury, at cost - 41.8 and 39.9 million shares at December 31, 2021 and 2020, respectively	(5,183)	(4,899)
Retained earnings	7,858	7,567
Accumulated other comprehensive income (loss)	(3,239)	(3,172)
Total Kimberly-Clark Corporation Stockholders' Equity	514	626
Noncontrolling Interests	223	243
Total Stockholders' Equity	737	869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,837	$17,523
See notes to the consolidated financial statements.

32	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	378,597	$473	$548	33,635	$(3,956)	$5,947	$(3,299)	$241	$(46)
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	2,157	—	37	2,194
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	6	(10)	(4)
Stock-based awards exercised or vested	—	—	(93)	(2,817)	322	—	—	—	229
Shares repurchased	—	—	—	6,331	(820)	—	—	—	(820)
Recognition of stock-based compensation	—	—	94	—	—	—	—	—	94
Dividends declared ($4.12 per share)	—	—	—	—	—	(1,415)	—	(42)	(1,457)
Other	—	—	7	—	—	(3)	(1)	1	4
Balance at December 31, 2019	378,597	473	556	37,149	(4,454)	6,686	(3,294)	227	194
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	2,352	—	41	2,393
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	121	12	133
Stock-based awards exercised or vested	—	—	(55)	(2,339)	271	—	—	—	216
Shares repurchased	—	—	—	5,063	(716)	—	—	—	(716)
Recognition of stock-based compensation	—	—	142	—	—	—	—	—	142
Dividends declared ($4.28 per share)	—	—	—	—	—	(1,458)	—	(36)	(1,494)
Other	—	—	14	—	—	(13)	1	(1)	1
Balance at December 31, 2020	378,597	473	657	39,873	(4,899)	7,567	(3,172)	243	869
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,814	—	29	1,843
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(67)	(14)	(81)
Stock-based awards exercised or vested	—	—	(80)	(1,339)	146	—	—	—	66
Shares repurchased	—	—	—	3,228	(430)	—	—	—	(430)
Recognition of stock-based compensation	—	—	26	—	—	—	—	—	26
Dividends declared ($4.56 per share)	—	—	—	—	—	(1,538)	—	(36)	(1,574)
Other	—	—	2	—	—	15	—	1	18
Balance at December 31, 2021	378,597	$473	$605	41,762	$(5,183)	$7,858	$(3,239)	$223	$737
See notes to the consolidated financial statements.

33	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS

	Year Ended December 31
(Millions of dollars)	2021	2020	2019
Operating Activities
Net income	$1,844	$2,396	$2,197
Depreciation and amortization	766	796	917
Asset impairments	3	17	—
Stock-based compensation	26	147	96
Deferred income taxes	(70)	45	29
Net (gains) losses on asset dispositions	39	68	(193)
Equity companies' earnings (in excess of) less than dividends paid	25	(30)	(6)
Operating working capital	46	363	(288)
Postretirement benefits	47	(28)	13
Other	4	(45)	(29)
Cash Provided by Operations	2,730	3,729	2,736
Investing Activities
Capital spending	(1,007)	(1,217)	(1,209)
Acquisition, net of cash acquired	—	(1,083)	(4)
Proceeds from dispositions of property	43	31	242
Investments in time deposits	(918)	(753)	(568)
Maturities of time deposits	836	690	542
Other	(10)	27	(45)
Cash Used for Investing	(1,056)	(2,305)	(1,042)
Financing Activities
Cash dividends paid	(1,516)	(1,451)	(1,408)
Change in short-term debt	(97)	(561)	303
Debt proceeds	605	1,845	706
Debt repayments	(269)	(854)	(707)
Proceeds from exercise of stock options	65	217	228
Acquisitions of common stock for the treasury	(400)	(700)	(800)
Other	(84)	(63)	(114)
Cash Used for Financing	(1,696)	(1,567)	(1,792)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11)	4	1
Change in Cash and Cash Equivalents	(33)	(139)	(97)
Cash and Cash Equivalents - Beginning of Year	303	442	539
Cash and Cash Equivalents - End of Year	$270	$303	$442
See notes to the consolidated financial statements.

34	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

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

35	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

projected financial performance, significant changes in the reporting unit and the magnitude of excess fair value over carrying amount from the previous quantitative impairment testing. If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test using discounted cash flows to estimate fair value must be performed. Alternatively, if the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then further quantitative testing is not required. For 2021, we completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and we determined that it is more likely than not that the fair value of goodwill significantly exceeds the carrying amount for each of our reporting units.
Indefinite-lived intangible assets, other than goodwill, consist of certain brand names related to our acquisition of Softex Indonesia and are tested for impairment annually at the same time as our goodwill impairment assessment and whenever events and circumstances indicate that impairment may have occurred. Our estimate of the fair value of our brand assets is based on a discounted cash flow model and a market-based approach using inputs which include projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate. For 2021, we completed the required annual assessment of indefinite-lived intangible assets, other than goodwill, for impairment using a qualitative assessment as of the first day of the third quarter, and we determined that it is more likely than not that the fair value is more than the carrying amount for each of these intangible assets.
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

36	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Research Expense
Research and development costs are charged to expense as incurred.
Other Income
Certain amounts not directly associated with the current operations of the business are recorded in Other (income) and expense, net. In the fourth quarter of 2020, we received a favorable legal ruling that resolved certain matters related to prior years’ business taxes in Brazil. These matters involved the revenue base, which included value added taxes, used to calculate and pay social security taxes for the period 2004 to 2014. In the legal ruling, the São Paulo State Court recognized our right to exclude the value added taxes from the revenue base used to calculate those social security taxes. This decision resulted in business tax credits being recognized of $77.
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
As of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”).  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of December 31, 2021, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales in 2021, 2020 and 2019.
Derivative Instruments and Hedging
Our policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. Our policies also prohibit the use of any leveraged derivative instrument. Consistent with our policies, foreign currency derivative instruments, interest rate swaps and locks, and the majority of commodity hedging contracts are entered into with major financial institutions. At inception, we formally designate certain derivatives as cash flow, fair value or net investment hedges and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions or financial balances they are hedging. Changes in the fair value of derivatives not designated as hedging instruments are recorded in earnings as they occur. All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur, and is reclassified to income in the same period that the hedged item affects income. The gain or loss on derivatives designated as hedges of investments in foreign subsidiaries is recognized in other comprehensive income to offset the change in value of the net investments being hedged. Certain foreign-currency derivative instruments not designated as hedging instruments have been entered into to manage certain non-functional currency denominated monetary assets and liabilities. The gain or loss on these derivatives is included in income in the period that changes in their fair values occur. Cash flows from derivatives are classified within the consolidated statement of cash flows in the same category as the items being hedged. Cash flows from derivatives are classified within Operating Activities, except for derivatives designated as net investment hedges which are classified in Investing Activities. See Note 12 for disclosures about derivative instruments and hedging activities.
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

37	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

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
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01 to further clarify the scope of this guidance. The effects of these standards on our financial position, results of operations and cash flows were not material for the year ended December 31, 2021 and are not expected to be material through December 31, 2022.
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
Note 2.     2018 Global Restructuring Program
In 2018, we initiated our 2018 Global Restructuring Program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. The restructuring actions were completed in 2021. We closed or sold 11 manufacturing facilities and expanded production capacity at several others. We exited or divested some lower-margin businesses that generated approximately 1 percent of our net sales. Workforce reductions were approximately 6,000. The restructuring impacted all of our business segments and our organizations in all major geographies.
The restructuring actions were completed with total costs of $2.2 billion pre-tax ($1.6 billion after tax). Pre-tax cash and non-cash costs of $1.2 billion and $1.0 billion, respectively, were incurred.

38	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

The following net charges were incurred in connection with the 2018 Global Restructuring Program:

	Year Ended December 31
	2021	2020	2019	2018	Total
Cost of products sold:
Charges for workforce reductions	$4	$10	$31	$149	$194
Asset impairments	3	17	—	74	94
Asset write-offs	17	63	54	112	246
Incremental depreciation	18	94	235	172	519
Other exit costs	112	99	96	34	341
Total	154	283	416	541	1,394
Marketing, research and general expenses:
Charges for workforce reductions	39	13	(12)	243	283
Other exit costs	72	96	111	137	416
Total	111	109	99	380	699
Other (income) and expense, net(a)	10	(9)	(194)	(12)	(205)
Nonoperating expense(b)	79	36	45	127	287
Total charges	354	419	366	1,036	2,175
Provision for income taxes	(75)	(94)	(118)	(243)	(530)
Net charges	279	325	248	793	1,645
Net impact related to equity companies and noncontrolling interests	2	(2)	—	(10)	(10)
Net charges attributable to Kimberly-Clark Corporation	$281	$323	$248	$783	$1,635
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
The following summarizes the restructuring liabilities activity:

	2021	2020
Restructuring liabilities at January 1	$93	$132
Charges for workforce reductions and other cash exit costs	222	210
Cash payments	(235)	(249)
Currency and other	(2)	—
Restructuring liabilities at December 31	$78	$93
As of December 31, 2021 and 2020, restructuring liabilities of $75 and $73 are recorded in Accrued expenses and other current liabilities and $3 and $20 are recorded in Other Liabilities, respectively. The impact related to restructuring charges is recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statement. Cash payments of $302 and $325 were made during 2019 and 2018, respectively.

39	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Note 3.    Acquisition
On October 1, 2020 (“Acquisition Date”), we acquired Softex Indonesia, a leader in the fast-growing Indonesian personal care market, in an all-cash transaction for approximately $1.2 billion. This transaction significantly expands our presence in an important developing and emerging market and is a strong strategic fit with our core business. The transaction price, subject to working capital and net debt adjustments, resulted in a final purchase price of $1.1 billion in addition to the assumption of certain indebtedness of Softex Indonesia at closing. During the year ended December 31, 2020, we recorded transaction and integration costs of $32 in Marketing, research and general expenses.
During the fourth quarter of 2020, we substantially completed and recorded an initial purchase price allocation, in which we utilized several generally accepted valuation methodologies to determine the fair value of certain acquired assets. The primary valuation methods included the replacement cost approach, sales comparison approach, discounted cash flow, multi-period excess earnings, relief from royalty and distributor methods. The purchase price allocation was finalized by October 2021 and included an immaterial amount of recorded measurement period adjustments. The measurement period adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed as of the Acquisition Date.
The total purchase price consideration was allocated to the net assets acquired based upon their respective final estimated fair values as follows:

Cash and cash equivalents	$9
Accounts receivables, net	111
Inventories	39
Other current assets	9
Goodwill	404
Other Intangible Assets	757
Property, Plant and Equipment, Net	196
Other assets	2
Accrued expenses and other current liabilities	(129)
Deferred income taxes	(152)
Other liabilities	(141)
Fair value of net assets acquired	$1,105
Goodwill of $404 was allocated to the Personal Care business segment. The goodwill is primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. While the goodwill is not deductible for local tax purposes, it is treated as an amortizable expense for the U.S. global intangible low-taxed income ("GILTI") computation.
The consolidated results of operations for Softex Indonesia are reported primarily in our Personal Care business segment on a one-month lag.

40	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Note 4.    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2021 and 2020 were as follows:

	Personal Care	Consumer Tissue	K-C Professional	Total
Balance as of December 31, 2019	$557	$522	$388	$1,467
Acquisition	416	—	—	416
Effect of foreign currency translation	11	(3)	4	12
Balance as of December 31, 2020	984	519	392	1,895
Acquisition	14	—	—	14
Effect of foreign currency translation	(37)	(25)	(7)	(69)
Balance as of December 31, 2021	$961	$494	$385	$1,840
The changes in the carrying amount of Other Intangible Assets, Net for the years ended December 31, 2021 and 2020 were as follows:

	December 31
	2021			2020
	Gross Carrying Amount(b)	Accumulated Amortization(b)	Net Carrying Amount	Gross Carrying Amount(b)	Accumulated Amortization(b)	Net Carrying Amount
Intangible assets with indefinite lives:
Brand names	$666	$—	$666	$676	$—	$676
Intangibles assets with finite lives:
Trademarks and brand names	140	(82)	57	152	(89)	63
Other intangible assets(a)	103	(17)	87	108	(15)	93
Total intangible assets with finite lives	243	(99)	144	260	(104)	156
Total	$909	$(99)	$810	$936	$(104)	$832
(a)    Other intangible assets primarily include customer and distributor relationships.
(b)    Amounts subject to foreign currency adjustments.
Amortization expense relating to the intangible assets with finite lives was $9, $2 and $3 for the three years ended December 31, 2021, 2020 and 2019, respectively. Based on the carrying values of the intangible assets with finite lives as of December 31, 2021, amortization expense for each of the next five years is estimated to be approximately $9.
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
During 2021 and 2020, there were no significant transfers to or from level 3 fair value determinations.

41	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Derivative assets and liabilities are measured on a recurring basis at fair value. At December 31, 2021 and 2020, derivative assets were $65 and $44, respectively, and derivative liabilities were $41 and $92, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 12 for additional information on our use of derivative instruments.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at fair value and were $26 and $28 at December 31, 2021 and 2020, respectively. They are not traded in active markets. The fair values of the redeemable securities were based on a discounted cash flow valuation model, and the measurement of the redeemable preferred securities is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $72 and $73 at December 31, 2021 and 2020, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2021		December 31, 2020
Assets
Cash and cash equivalents(a)	1	$270	$270	$303	$303
Time deposits(b)	1	416	416	364	364
Liabilities
Short-term debt(c)	2	118	118	223	223
Long-term debt(d)	2	8,456	9,492	8,141	9,627
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

42	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Note 6.    Debt and Redeemable Preferred Securities of Subsidiaries
Long-term debt is composed of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2021	2020
Notes and debentures	3.2%	2022 - 2050	$8,198	$7,897
Industrial development revenue bonds	0.4%	2023 - 2045	169	169
Bank loans and other financings in various currencies	2.7%	2022 - 2039	89	75
Total long-term debt			8,456	8,141
Less current portion			315	263
Long-term portion			$8,141	$7,878
Scheduled maturities of long-term debt for the next five years are $317 in 2022, $473 in 2023, $574 in 2024, $558 in 2025 and $407 in 2026.
In October 2021, we issued $600 aggregate principal amount of 2.00% notes due November 2, 2031. Proceeds from the offering were used for general corporate purposes.
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
Note 7.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2021, the number of shares of common stock available for grants under the Plans aggregated 11 million shares.
Stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant, and they have a term of 10 years. Stock options are subject to graded vesting whereby options vest 30 percent at the end of each of the first two 12-month periods following the grant and 40 percent at the end of the third 12-month period.
Restricted shares, time-vested restricted share units and performance-based restricted share units granted to employees are valued at the closing market price of our common stock on the grant date and vest generally at the end of three years. The number of performance-based share units that ultimately vest ranges from zero to 200 percent of the number granted based on performance. Beginning in 2021, performance metrics are tied to modified free cash flow and organic sales growth during the three-year performance period. Modified free cash flow and organic sales growth are set at the beginning of the performance period. Performance-based share units granted prior to 2021 are structured similarly but vest on performance tied to return on invested capital ("ROIC") and net sales. Restricted share units granted to outside directors are valued at the closing market price of our common stock on the grant date and vest when they are granted. The restricted period begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service on our Board.

43	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

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
Stock-based compensation costs of $26, $147 and $96 and related deferred income tax benefits of $7, $32 and $11 were recognized for 2021, 2020 and 2019, respectively.
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
The weighted-average fair value of options granted was estimated at $10.26, $15.92 and $13.54, in 2021, 2020 and 2019, respectively, per option on the date of grant based on the following assumptions:

	Year Ended December 31
	2021	2020	2019
Dividend yield	3.9%	3.3%	3.3%
Volatility	17.4%	21.9%	17.0%
Risk-free interest rate	0.8%	0.3%	2.3%
Expected life - years	4.6	4.5	4.6
Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2021	Weighted-Average Service Years
Stock options	$8	1.1
Restricted shares and time-vested restricted share units	27	1.7
Performance-based restricted share units	32	1.7

A summary of stock-based compensation is presented below:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	5,391	$123.14
Granted	1,016	132.67
Exercised	(611)	109.52
Forfeited or expired	(200)	132.86
Outstanding at December 31, 2021	5,596	126.01	6.25	$95
Exercisable at December 31, 2021	3,448	121.00	4.88	$76

44	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

The total intrinsic value of options exercised during 2021, 2020 and 2019 was $16, $62 and $62, respectively.

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2021	182	$130.91	1,537	$122.56
Granted	335	131.37	608	131.46
Vested	(94)	127.03	(592)	108.74
Forfeited	(30)	134.37	(143)	128.60
Nonvested at December 31, 2021	393	131.85	1,410	131.03
The total fair value of restricted share units that were distributed to participants during 2021, 2020 and 2019 was $100, $62 and $75, respectively.
Note 8.    Employee Postretirement Benefits
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
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 5.4 percent in 2022 and to decline to 4.5 percent in 2029 and thereafter. Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans.
As a result of restructuring actions related to the 2018 Global Restructuring Program, aggregate pension settlement charges of $91, $49 and $46 during 2021, 2020 and 2019, respectively, and curtailment gains of $2 and $1 during 2021 and 2019, respectively, were recognized in Nonoperating expense, primarily related to the defined benefit pension plans in the U.S, Switzerland and the United Kingdom (see Note 2 for further information about the 2018 Global Restructuring Program).

45	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2021	2020	2021	2020
Change in Benefit Obligation
Benefit obligation at beginning of year	$4,341	$4,047	$709	$693
Service cost	21	22	8	8
Interest cost	80	95	19	23
Actuarial (gain) loss(a)	(105)	333	(8)	42
Currency and other	(54)	134	(3)	(10)
Benefit payments from plans	(138)	(169)	—	—
Direct benefit payments	(8)	(8)	(54)	(47)
Settlements and curtailments	(326)	(113)	(2)	—
Benefit obligation at end of year	3,811	4,341	669	709
Change in Plan Assets
Fair value of plan assets at beginning of year	4,193	3,803	—	—
Actual return on plan assets	52	489	—	—
Employer contributions	10	40	—	—
Currency and other	(45)	120	—	—
Benefit payments	(138)	(169)	—	—
Settlements	(328)	(90)	—	—
Fair value of plan assets at end of year	3,744	4,193	—	—
Funded Status	$(67)	$(148)	$(669)	$(709)
(a) The actuarial net gains in 2021 and actuarial net losses in 2020 were primarily due to discount rate increases and decreases, respectively.
Substantially all of the funded status of pension and other benefits is recognized in the consolidated balance sheet in Noncurrent Employee Benefits, with the remainder recognized in Accrued expenses and other current liabilities and Other Assets.
Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2021	2020	2021	2020	2021	2020
Projected benefit obligation (“PBO”)	$3,339	$3,629	$472	$712	$3,811	$4,341
Accumulated benefit obligation (“ABO”)	3,339	3,629	408	619	3,747	4,248
Fair value of plan assets	3,389	3,627	355	566	3,744	4,193
Approximately one-half of the PBO and fair value of plan assets for the Principal Plans relate to the U.S. qualified and nonqualified pension plans.
Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2021	2020
ABO	$1,788	$311
Fair value of plan assets	1,616	119

46	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Information for Pension Plans with a PBO in Excess of Plan Assets

	December 31
	2021	2020
PBO	$1,835	$744
Fair value of plan assets	1,648	529
Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2021	2020	2019	2021	2020	2019
Service cost	$21	$22	$21	$8	$8	$8
Interest cost	80	95	121	19	23	28
Expected return on plan assets(a)	(132)	(134)	(144)	—	—	—
Recognized net actuarial loss	37	42	44	1	1	—
Settlements and curtailments	89	49	45	—	—	—
Other	(5)	(4)	(4)	(2)	(2)	(1)
Net periodic benefit cost	$90	$70	$83	$26	$30	$35
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
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits				Other Benefits
	Projected 2022	2021	2020	2019	2021	2020	2019
Discount rate	2.36%	1.98%	2.44%	3.40%	2.69%	3.51%	4.50%
Expected long-term return on plan assets	3.52%	3.41%	3.66%	4.39%	—	—	—
Rate of compensation increase	3.23%	3.07%	3.08%	3.08%	—	—	—

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Discount rate	2.36%	1.93%	3.15%	2.69%
Rate of compensation increase	3.23%	3.07%	—	—
Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate. Our 2022 target plan asset allocation for the Principal Plans is approximately 85 percent fixed income securities and 15 percent equity securities.

47	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

The expected long-term rate of return is generally evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 3.51 percent in 2021, 3.76 percent in 2020 and 4.59 percent in 2019, and will be 3.55 percent in 2022.
Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy. More than 70 percent of the assets are held in pooled funds and are measured using a net asset value (or its equivalent). Accordingly, such assets do not meet the Level 1, Level 2, or Level 3 criteria of the fair value hierarchy.

	Fair Value Measurements at December 31, 2021
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$50	$50	$—	$—
Held through mutual and pooled funds measured at net asset value	26	—	—	—
Fixed Income
Held directly
U.S. government and municipals	166	158	8	—
U.S. corporate debt	293	7	286	—
International bonds	43	—	43	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	149	—	—	—
U.S. corporate debt	646	—	—	—
International bonds	1,144	—	—	—
Equity
Held directly
U.S. equity	17	17	—	—
International equity	32	32	—	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	46	—	—	—
Global equity	423	—	—	—
Insurance Contracts	355	—	—	355
Other	(1)	1	—	—
Total Plan Assets	$3,389	$265	$337	$355
Futures contracts are used when appropriate to manage duration targets.  As of December 31, 2021 and 2020, the U.S. plan held directly Treasury futures contracts with a total notional value of approximately $377 and $396, respectively, and an insignificant fair value. As of December 31, 2021 and 2020, the United Kingdom plan held through a pooled fund future contracts with a total notional value of approximately $403 and $454, and an insignificant fair value.
During 2021 and 2020, the plan assets did not include a significant amount of Kimberly-Clark common stock.

48	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

	Fair Value Measurements at December 31, 2020
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$56	$56	$—	$—
Held through mutual and pooled funds measured at net asset value	15	—	—	—
Fixed Income
Held directly
U.S. government and municipals	191	171	20	—
U.S. corporate debt	310	—	310	—
International bonds	42	—	42	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	167	—	—	—
U.S. corporate debt	730	—	—	—
International bonds	1,062	—	—	—
Equity
Held directly
U.S. equity	18	18	—	—
International equity	31	31	—	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	107	—	—	—
Global equity	517	—	—	—
Insurance Contracts	380	—	—	380
Other	1	1	—	—
Total Plan Assets	$3,627	$277	$372	$380
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
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2021, there were no significant concentrations of equity or debt securities in any single issuer or industry.
No level 3 transfers (in or out) were made in 2021 or 2020. Fair values of insurance contracts are based on an evaluation of various factors, including purchase price.

49	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

We expect to contribute approximately $25 to our defined benefit pension plans in 2022. Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2022	$196	$61
2023	199	62
2024	206	61
2025	203	58
2026	205	54
2027-2031	1,004	236
Defined Contribution Pension Plans
Our 401(k) profit sharing plan and supplemental plan provide for a matching contribution of a U.S. employee's contributions and accruals, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. We also have defined contribution pension plans for certain employees outside the U.S. Costs charged to expense for our defined contribution pension plans were $116 in 2021, $141 in 2020, and $131 in 2019. Approximately 35 percent of these costs were for plans outside the U.S.
Note 9.    Stockholders' Equity
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2019	$(2,271)	$(979)		$(13)		$(31)
Other comprehensive income (loss) before reclassifications	114	4		(26)		(31)
(Income) loss reclassified from AOCI	—	63	(a)	(1)	(a)	(1)
Net current period other comprehensive income (loss)	114	67		(27)		(32)
Balance as of December 31, 2020	(2,157)	(912)		(40)		(63)
Other comprehensive income (loss) before reclassifications	(265)	37		9		53
(Income) loss reclassified from AOCI	—	72	(a)	(3)	(a)	30
Net current period other comprehensive income (loss)	(265)	109		6		83
Balance as of December 31, 2021	$(2,422)	$(803)		$(34)		$20
(a)    Included in computation of net periodic pension and other postretirement benefits costs (see Note 8).
Included in the above defined benefit pension plans and other postretirement benefit plans balances as of December 31, 2021 is $835 and $2 of unrecognized net actuarial loss and unrecognized net prior service credit, respectively.

50	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, including the tax effect, are as follows:

	Year Ended December 31
	2021	2020	2019
Unrealized translation	$(248)	$98	$21
Tax effect	(17)	16	5
	(265)	114	26

Defined benefit pension plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	16	24	(17)
Amortization	37	41	44
Settlements and curtailments	91	49	46
Currency and other	10	(26)	(13)
	154	88	60
Unrecognized prior service cost/credit
Funded status recognition	(2)	2	(1)
Amortization	(4)	(4)	(5)
Curtailments	(3)	—	(1)
Currency and other	—	1	(2)
	(9)	(1)	(9)
Tax effect	(36)	(20)	(13)
	109	67	38
Other postretirement benefit plans
Unrecognized net actuarial loss and transition amount and other	12	(35)	(35)
Tax effect	(6)	8	10
	6	(27)	(25)
Cash flow hedges and other
Recognition of effective portion of hedges	70	(32)	(23)
Amortization	39	(2)	(16)
Currency and other	(4)	(5)	(1)
Tax effect	(22)	7	6
	83	(32)	(34)

Change in AOCI	$(67)	$122	$5
Amounts are reclassified from AOCI into Cost of products sold, Nonoperating expense, Interest expense, or Other (income) and expense, net, as applicable, in the consolidated income statement.
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation in 2021 is primarily due to the weakening of various foreign currencies versus the U.S. dollar, particularly the Korean won, the euro, the Australian dollar, and Brazilian real. Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

51	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Note 10.    Leases and Commitments
We have entered into leases for certain facilities, vehicles, material handling and other equipment. Our leases have remaining contractual terms up to 97 years, some of which include options to extend the leases for up to 99 years, and some of which include options to terminate the leases within 1 year. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Our lease costs are primarily related to facility leases for inventory warehousing and administration offices.
Lease Expense

	Year Ended December 31
	2021	2020	2019	Income Statement Classification
Operating lease expense	$157	$168	$162	Cost of products sold, Marketing, research and general expenses
Finance lease expense:
Amortization of lease assets	13	9	5	Cost of products sold
Interest on lease liabilities	2	1	2	Interest expense
Total finance lease expense	15	10	7
Variable lease expense(a)	219	202	145	Cost of products sold, Marketing, research and general expenses
Total lease expense	$391	$380	$314
(a)    Includes short-term leases, which are immaterial.
Lease Assets and Liabilities

	December 31
	2021	2020	Balance Sheet Classification
Assets
Operating lease	$488	$540	Other Assets
Finance lease	86	47	Property, Plant and Equipment, Net
Total lease assets	$574	587
Liabilities
Current:
Operating lease	130	$133	Accrued expenses and other current liabilities
Finance lease	$11	$9	Debt payable within one year
Noncurrent:
Operating lease	393	423	Other Liabilities
Finance lease	60	20	Long-Term Debt
Total lease liabilities	$594	$585
As of December 31, 2021 and 2020, accumulated amortization of finance lease assets was $27 and $14, respectively.

52	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Maturity of Lease Liabilities

	December 31, 2021
	Operating Leases	Finance Leases	Total
2022	$142	$12	$154
2023	119	12	131
2024	93	10	103
2025	76	7	83
2026	64	6	70
Thereafter	64	35	99
Total lease payments	558	82	640
Less imputed interest	35	11	46
Present value of lease liabilities	$523	$71	$594
As of December 31, 2021, our operating leases have a weighted-average remaining lease term of 5 years and a weighted-average discount rate of 3 percent and our finance leases have a weighted-average remaining lease term of 9 years and a weighted-average discount rate of 3 percent.
Supplemental Information Related to Leases

	December 31
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$155	$164	$163
Finance leases	13	14	18
Lease assets obtained in exchange for new lease obligations:
Operating leases	34	198	504
Finance leases	56	20	38
Other non-cash modifications to lease assets:
Operating leases	61	98	31
We have entered into long-term contracts for the purchase of superabsorbent materials, pulp and certain utilities. Commitments under these contracts based on current prices are $1,530 in 2022, $729 in 2023, $96 in 2024, $94 in 2025, $34 in 2026, and $56 beyond the year 2026.
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

53	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

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
Note 12.    Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments.
At December 31, 2021 and 2020, derivative assets were $65 and $44, respectively, and derivative liabilities were $41 and $92, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of December 31, 2021, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $625 and $633, respectively. For each of the three years ended December 31, 2021, gains or losses recognized in Interest expense for interest rate swaps were not significant.

54	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of December 31, 2021, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in 2022 and future periods. As of December 31, 2021, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $691. For each of the three years ended December 31, 2021, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At December 31, 2021, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income), net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at December 31, 2021 is December 2023.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.4 billion at December 31, 2021. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the year ended December 31, 2021, unrealized gain of $81 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of December 31, 2021.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. A loss of $5 and a gain of $39 and a loss of $17 were recorded in the years ending December 31, 2021, 2020 and 2019, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At December 31, 2021, the notional amount of these undesignated derivative instruments was approximately $2.2 billion.

55	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Note 13.    Income Taxes
An analysis of the provision for income taxes follows:

	Year Ended December 31
	2021	2020	2019
Current income taxes
United States	$179	$252	$215
State	35	81	94
Other countries	335	298	238
Total	549	631	547
Deferred income taxes
United States	(18)	62	50
State	(1)	5	(16)
Other countries	(51)	(22)	(5)
Total	(70)	45	29
Total provision for income taxes	$479	$676	$576
Income before income taxes is earned in the following tax jurisdictions:

	Year Ended December 31
	2021	2020	2019
United States	$1,580	$2,336	$2,252
Other countries	645	594	398
Total income before income taxes	$2,225	$2,930	$2,650

56	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Deferred income tax assets and liabilities are composed of the following:

	December 31
	2021	2020
Deferred tax assets
Pension and other postretirement benefits	$215	$239
Tax credits and loss carryforwards	531	477
Lease liability	116	117
Prepaid royalties	117	1
Other	355	464
	1,334	1,298
Valuation allowances	(279)	(272)
Total deferred tax assets	1,055	1,026

Deferred tax liabilities
Property, plant and equipment, net	921	900
Investments in subsidiaries	105	111
Intangible assets	156	159
Lease asset	114	117
Other	228	200
Total deferred tax liabilities	1,524	1,487
Net deferred tax assets (liabilities)	$(469)	$(461)
Valuation allowances at the end of 2021 primarily relate to tax credits, capital loss carryforwards, and income tax loss carryforwards of $1,286. If these items are not utilized against taxable income, $682 of the income tax loss carryforwards will expire from 2022 through 2041. The remaining $604 has no expiration date.
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
Presented below is a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2021	2020	2019
U.S. statutory rate applied to income before income taxes	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.2	2.3	2.5
Routine tax incentives	(5.8)	(4.3)	(3.5)
Nondeductible expenses	1.5	0.8	0.4
Net tax cost on foreign income	2.4	2.7	1.5
Valuation allowance	2.4	0.7	1.0
Nonrecurring capital loss	—	—	(1.8)
Other - net(a)	(1.2)	(0.1)	0.6
Effective income tax rate	21.5%	23.1%	21.7%
(a)    Other - net is composed of numerous items, none of which is greater than 1.05 percent of income before income taxes.

57	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

In December 2019, we generated a nonrecurring capital loss from a legal entity restructuring and recorded a net benefit of $47.
As of December 31, 2021, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $7.8 billion.  Earnings of $4.4 billion were previously subject to tax, primarily due to the one-time transition tax on foreign earnings required by the 2017 U.S. Tax Cuts and Jobs Act.  Any additional taxes due with respect to such previously-taxed earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes.  Deferred taxes have been recorded on $0.8 billion of earnings, most of which were previously taxed for U.S. federal income tax purposes, of foreign consolidated subsidiaries expected to be repatriated.  We do not intend to distribute the remaining $3.6 billion of previously-taxed foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. state income taxes on such earnings.
We consider any excess of the amount for financial reporting over the tax basis in our foreign subsidiaries to be indefinitely reinvested. The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the $3.6 billion of previously taxed foreign earnings is not practicable.
Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2021	2020	2019
Balance at January 1	$497	$383	$298
Gross increases for tax positions of prior years	62	144	36
Gross decreases for tax positions of prior years	(37)	(34)	(13)
Gross increases for tax positions of the current year	42	36	87
Settlements	(39)	(22)	(13)
Other	(19)	(10)	(12)
Balance at December 31	$506	$497	$383
Of the amounts recorded as unrecognized tax benefits at December 31, 2021, $432 would reduce our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During each of the three years ended December 31, 2021, the net impact of interest and penalties was not significant. Total accrued penalties and net accrued interest was $24 and $20 at December 31, 2021 and 2020, respectively.
It is reasonably possible that a number of uncertainties could be resolved within the next 12 months. The aggregate resolution of the uncertainties could be up to $210, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.
As of December 31, 2021, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2016	to	2021
United Kingdom	2017	to	2021
Brazil	2015	to	2021
China	2009	to	2021
South Korea	2019	to	2021
Our U.S. federal income tax returns have been audited through 2015 and U.S. federal income tax amended returns are subject to audit for 2013-2015.
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

58	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

The Brazilian tax authority, Secretaria da Receita Federal do Brasil ("RFB"), concluded an audit for the taxable periods from 2008-2013. This audit included a review of our determinations of amortization of certain goodwill arising from prior acquisitions in Brazil, and the RFB has proposed adjustments that effectively eliminate the goodwill amortization benefits related to these transactions. Administrative appeals have been exhausted, and the dispute is moving into the judicial phase. The amount of the proposed tax adjustments and penalties is approximately $80 as of December 31, 2021 (translated at the December 31, 2021 currency exchange rate).  The amount ultimately in dispute will be significantly greater because of interest. We believe we have meritorious defenses and intend to vigorously defend against these proposed adjustments; however, it is expected to take a number of years to reach resolution of this matter.
The U.S. Internal Revenue Service ("IRS") is currently auditing our federal tax return for the taxable years ended December 31, 2017 and 2018. As part of this tax audit, the IRS is reviewing our one-time transition tax on certain undistributed earnings of foreign subsidiaries. The IRS has proposed an adjustment that would increase the amount of the transition tax owed by us. We believe we have adequate reserves and meritorious defenses and intend to vigorously defend against the proposed adjustment; however, it is expected to take a number of years to reach resolution of this matter.
Note 14.    Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

(Millions of shares)	2021	2020	2019
Basic	337.3	340.7	343.6
Dilutive effect of stock options and restricted share unit awards	1.5	1.8	2.0
Diluted	338.8	342.5	345.6
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding (in millions) as of December 31, 2021, 2020 and 2019 was 336.8, 338.7 and 341.4, respectively.
Note 15.    Business Segment Information
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

59	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

sanitizers. Our brands, including Kleenex, Scott, WypAll, Kimtech and KleenGuard are well known for quality and trusted to help people around the world work better.
Net sales to Walmart Inc. as a percent of our consolidated net sales were approximately 14 percent in 2021, 15 percent in 2020 and 14 percent in 2019. Net sales to Walmart Inc. were primarily in the Personal Care and Consumer Tissue segments.
Information concerning consolidated operations by business segment is presented in the following tables:
Consolidated Operations by Business Segment

	Year Ended December 31
	2021	2020	2019
NET SALES(a)
Personal Care	$10,267	$9,339	$9,108
Consumer Tissue	6,034	6,718	5,993
K-C Professional	3,072	3,019	3,292
Corporate & Other	67	64	57
TOTAL NET SALES	$19,440	$19,140	$18,450

OPERATING PROFIT(b)
Personal Care	$1,856	$1,933	$1,904
Consumer Tissue	888	1,448	1,007
K-C Professional	404	528	657
Corporate & Other(c)	(559)	(719)	(787)
Other (income) and expense, net(d)	28	(54)	(210)
TOTAL OPERATING PROFIT	$2,561	$3,244	$2,991
(a)Net sales in the U.S. to third parties totaled $9,285, $9,679 and $9,027 in 2021, 2020 and 2019, respectively. No other individual country's net sales exceeds 10 percent of total net sales.
(b)    Segment operating profit excludes Other (income) and expense, net and income and expenses not associated with the business segments.
(c)    Corporate & Other includes charges of $265, $392 and $515 related to the 2018 Global Restructuring Program in 2021, 2020 and 2019, respectively. Restructuring charges for the 2018 Global Restructuring Program related to the Personal Care, Consumer Tissue and K-C Professional business segments were $104, $118 and $40 for 2021, $156, $176 and $53 for 2020 and $252, $176 and $75 for 2019, respectively. Corporate & Other also includes acquisition-related costs of $32 associated with the acquisition of Softex Indonesia in 2020.
(d)    Other (income) and expense, net for 2020 includes business tax credits of $77 related to a favorable legal ruling that resolved certain matters related to prior years' business taxes in Brazil. For 2019, it includes income of $31 from a gain on the sale of property associated with a former manufacturing facility that was closed in 2012 as part of a past restructuring, and it includes income of $194 related to the 2018 Global Restructuring Program.

60	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

	Personal Care	Consumer Tissue	K-C Professional	Corporate & Other	Total
Depreciation and Amortization
2021	$355	$291	$116	$4	$766
2020	347	334	111	4	796
2019	430	372	111	4	917
Capital Spending
2021	536	303	157	11	1,007
2020	616	391	204	6	1,217
2019	518	489	195	7	1,209
Assets
2021	8,890	5,083	2,650	1,214	17,837
2020	8,486	5,227	2,551	1,259	17,523
2019	6,630	4,954	2,442	1,257	15,283
Sales of Principal Products

(Billions of dollars)	2021	2020	2019
Baby and child care products	$7.2	$6.4	$6.3
Consumer tissue products	6.0	6.7	6.0
Away-from-home professional products	3.1	3.0	3.3
All other	3.1	3.0	2.9
Consolidated	$19.4	$19.1	$18.5

Note 16.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2021	2020	2019
Advertising expense	$893	$956	$757
Research expense	269	276	284

61	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation's Share of Net Income
2021	$2,501	$696	$398	$205	$98
2020	2,358	786	507	299	142
2019	2,379	727	454	255	123
	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities	Stockholders' Equity
2021	$1,283	$1,219	$809	$1,334	$360
2020	1,585	1,203	842	1,563	382
2019	1,020	1,275	749	1,196	350
Equity companies are principally engaged in operations in the personal care and consumer tissue businesses. At December 31, 2021, our ownership interest in KCM and subsidiaries was 47.9 percent. KCM is partially owned by the public, and its stock is publicly traded in Mexico. At December 31, 2021, our investment in this equity company was $196, and the estimated fair value of the investment was $2.5 billion based on the market price of publicly traded shares. Our other equity ownership interests are not significant to our consolidated balance sheet or financial results.
At December 31, 2021, undistributed net income of equity companies included in consolidated retained earnings was $1.1 billion.
Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, Net	2021	2020
From customers	$2,092	$2,132
Other	170	153
Less allowance for doubtful accounts and sales discounts	(55)	(50)
Total	$2,207	$2,235

	December 31
	2021			2020
Summary of Inventories by Major Class	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$141	$352	$493	$131	$263	$394
Work in process	153	89	242	103	86	189
Finished goods	607	835	1,442	453	749	1,202
Supplies and other	—	280	280	—	263	263
	901	1,556	2,457	687	1,361	2,048
Excess of FIFO or weighted-average cost over LIFO cost	(218)	—	(218)	(145)	—	(145)
Total	$683	$1,556	$2,239	$542	$1,361	$1,903
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

62	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

	December 31
Summary of Property, Plant and Equipment, Net	2021	2020
Land	$169	$174
Buildings	2,993	2,932
Machinery and equipment	14,606	14,382
Construction in progress	760	845
	18,528	18,333
Less accumulated depreciation	(10,431)	(10,291)
Total	$8,097	$8,042
Property, plant and equipment, net in the U.S. as of December 31, 2021 and 2020 was $4,165 and $3,981, respectively.

	December 31
Summary of Accrued Expenses and Other Current Liabilities	2021	2020
Accrued advertising and promotion	$434	$443
Accrued salaries and wages	403	531
Accrued rebates	249	255
Accrued taxes - income and other	323	332
Operating leases	130	133
Accrued restructuring	75	73
Accrued interest	85	87
Other	397	408
Total	$2,096	$2,262
Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Operating Working Capital	Year Ended December 31
	2021	2020	2019
Accounts receivable	$(37)	$95	$(116)
Inventories	(417)	(96)	24
Trade accounts payable	627	239	(153)
Accrued expenses	(124)	132	11
Accrued income taxes	(4)	42	(6)
Derivatives	30	(9)	1
Currency and other	(29)	(40)	(49)
Total	$46	$363	$(288)

	Year Ended December 31
Other Cash Flow Data	2021	2020	2019
Interest paid	$243	$245	$255
Income taxes paid	492	533	528

63	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Kimberly-Clark Corporation:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2022, expressed an unqualified opinion on the Corporation's internal control over financial reporting.
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
The Corporation utilizes various trade promotion programs globally. The cost of promotion activities is classified as a reduction in sales revenue and can result in a period of time between the date the customer earns a promotion and the date the customer claims the promotion. The Corporation records an accrual for estimated promotions using customer sales associated with valid promotion events, actual promotion claims, and forecasted information of amounts earned by the customer but not yet claimed. As of December 31, 2021, the accrual balance was approximately $405 million.
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

64	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 10, 2022
We have served as the Corporation’s auditor since 1928.

65	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective.
Deloitte & Touche LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, and has expressed an unqualified opinion in their report, which appears in this report.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Kimberly-Clark Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Corporation and our report dated February 10, 2022, expressed an unqualified opinion on those financial statements.
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

66	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 10, 2022

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

67	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2022 Proxy Statement for the Annual Meeting of Stockholders (the "2022 Proxy Statement") are incorporated in this Item 10 by reference:
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
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of our 2022 Proxy Statement captioned "Compensation Discussion and Analysis," "Compensation Tables," "Director Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Other Information - CEO Pay Ratio Disclosure" is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the sections of our 2022 Proxy Statement captioned "Compensation Tables - Equity Compensation Plan Information" and "Other Information - Security Ownership Information" is incorporated in this Item 12 by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of our 2022 Proxy Statement captioned "Other Information - Transactions with Related Persons" and "Corporate Governance - Director Independence" is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (Deloitte & Touche LLP, PCAOB ID 34)
The information in the sections of our 2022 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditor" is incorporated in this Item 14 by reference.

68	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

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
3.Exhibits

Exhibit No. (3)a.	Restated Certificate of Incorporation, dated April 29, 2021, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K filed on April 29, 2021.

Exhibit No. (3)b.	By-Laws, as amended April 29, 2021, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K filed on April 29, 2021.

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

Exhibit No. (4)d.
Eighth Supplemental Indenture, dated as of October 27, 2021, to the Indenture, among the Corporation, The Bank of New York Mellon Trust Company, N.A., as successor trustee, and U.S. Bank National Association, as successor trustee, incorporated by reference to Exhibit No. 4.3 of the Corporation's Current Report on Form 8-K filed on November 2, 2021

Exhibit No. (4)e.	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (4)f.	Description of the Corporation’s Common Stock, filed herewith.

Exhibit No. (4)g	Description of the Corporation’s 0.625% Notes due 2024, incorporated by reference to Exhibit No. (4)f of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

69	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Exhibit No. (10)a.
Management Achievement Award Program, as amended and restated January 1, 2021, incorporated by reference to Exhibit (10)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.*

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

Exhibit No. (10)k.	2021 Outside Directors' Compensation Plan effective April 29, 2021, incorporated by reference to Exhibit No. (10)k of the Corporation's Current Report on Form 8-K filed on April 29, 2021.*

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
Form of Award Agreements under 2021 Equity Participation Plan for Nonqualified Stock Options, incorporated by reference to Exhibit No. (10)n of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.*

Exhibit No. (10)o.	2021 Equity Participation Plan effective April 29, 2021, incorporated by reference to Exhibit No. (10)o of the Corporation's Current Report on Form 8-K filed on April 29, 2021.*

Exhibit No. (10)p.
Severance Pay Plan, amended and restated, effective January 1, 2021, incorporated by reference to Exhibit No. (10)p of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.*

Exhibit No. (10)q.
Form of Award Agreements under 2021 Equity Participation Plan for Performance Restricted Stock Units, incorporated by reference to Exhibit No. (10)q of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.*

70	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

Exhibit No. (10)r.
Form of Award Agreements under 2021 Equity Participation Plan for Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)r of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.*

Exhibit No. (10)s.
First Amendment to 2011 Equity Participation Plan, effective February 12, 2020, incorporated by reference to Exhibit No. (10)s of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.*

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No. 104	The cover page from this Current Report on Form 10-K formated as Inline XBRL

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

71	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 10, 2022	By:	/s/ Andrew S. Drexler
Andrew S. Drexler Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael D. Hsu	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 10, 2022
Michael D. Hsu

/s/ Maria Henry	Senior Vice President and Chief Financial Officer (principal financial officer)	February 10, 2022
Maria Henry

/s/ Andrew S. Drexler	Vice President and Controller (principal accounting officer)	February 10, 2022
Andrew S. Drexler

Directors

John W. Culver	Christa S. Quarles
Robert W. Decherd	Jaime A. Ramirez
Mae C. Jemison	Dunia A. Shive
S. Todd Maclin	Mark T. Smucker
Deirdre A. Mahlan	Michael D. White
Sherilyn S. McCoy

By:	/s/ Andrew S. Drexler	February 10, 2022
Andrew S. Drexler Attorney-in-Fact

72	KIMBERLY-CLARK CORPORATION - 2021 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2021
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$34	$12	$(4)	$2	(b)	$40
Allowances for sales discounts	16	225	(2)	224	(c)	15
December 31, 2020
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$32	$3	$1	$2	(b)	$34
Allowances for sales discounts	17	240	(3)	238	(c)	16
December 31, 2019
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$36	$2	$(1)	$5	(b)	$32
Allowances for sales discounts	17	249	(4)	245	(c)	17
(a)Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.
(b)Primarily uncollectible receivables written off.
(c)Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2021
Deferred taxes
Valuation allowance	$272	$12	$—	$5	$279
December 31, 2020
Deferred taxes
Valuation allowance	$248	$21	$—	$(3)	$272
December 31, 2019
Deferred taxes
Valuation allowance	$220	$26	$—	$(2)	$248
(a)Represents the net currency effects of translating valuation allowances at current rates of exchange.

73	KIMBERLY-CLARK CORPORATION - 2021 Annual Report