Form 10-Q
period 2022-03-31
KIMBERLY CLARK CORP
filed 2022-04-22
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of April 15, 2022, there were 336,925,493 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2022	2021
Net Sales	$5,095	$4,743
Cost of products sold	3,575	3,154
Gross Profit	1,520	1,589
Marketing, research and general expenses	886	815
Other (income) and expense, net	(59)	4
Operating Profit	693	770
Nonoperating expense	(4)	(6)
Interest income	2	1
Interest expense	(65)	(63)
Income Before Income Taxes and Equity Interests	626	702
Provision for income taxes	(114)	(147)
Income Before Equity Interests	512	555
Share of net income of equity companies	23	39
Net Income	535	594
Net income attributable to noncontrolling interests	(12)	(10)
Net Income Attributable to Kimberly-Clark Corporation	$523	$584

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.55	$1.73
Diluted	$1.55	$1.72
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2022	2021
Net Income	$535	$594
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	53	(215)
Employee postretirement benefits	11	18
Other	(9)	36
Total Other Comprehensive Income (Loss), Net of Tax	55	(161)
Comprehensive Income	590	433
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(3)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$582	$430
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2022 Data is Unaudited)

(Millions of dollars)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$493	$270
Accounts receivable, net	2,516	2,207
Inventories	2,265	2,239
Other current assets	629	849
Total Current Assets	5,903	5,565
Property, Plant and Equipment, Net	8,114	8,097
Investments in Equity Companies	266	290
Goodwill	2,177	1,840
Other Intangible Assets, Net	926	810
Other Assets	1,286	1,235
TOTAL ASSETS	$18,672	$17,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$969	$433
Trade accounts payable	3,846	3,840
Accrued expenses and other current liabilities	2,054	2,096
Dividends payable	388	380
Total Current Liabilities	7,257	6,749
Long-Term Debt	8,101	8,141
Noncurrent Employee Benefits	797	809
Deferred Income Taxes	687	694
Other Liabilities	716	681
Redeemable Common and Preferred Securities of Subsidiaries	260	26
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at March 31, 2022 and December 31, 2021	473	473
Additional paid-in capital	599	605
Common stock held in treasury, at cost - 41.6 and 41.8 million shares at March 31, 2022 and December 31, 2021, respectively	(5,175)	(5,183)
Retained earnings	7,988	7,858
Accumulated other comprehensive income (loss)	(3,180)	(3,239)
Total Kimberly-Clark Corporation Stockholders' Equity	705	514
Noncontrolling Interests	149	223
Total Stockholders' Equity	854	737
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,672	$17,837
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	378,597	$473	$605	41,762	$(5,183)	$7,858	$(3,239)	$223	$737
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	523	—	12	535
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	59	(4)	55
Stock-based awards exercised or vested	—	—	(26)	(347)	35	—	—	—	9
Shares repurchased	—	—	—	215	(27)	—	—	—	(27)
Recognition of stock-based compensation	—	—	16	—	—	—	—	—	16
Dividends declared ($1.16 per share)	—	—	—	—	—	(391)	—	(82)	(473)
Other	—	—	4	—	—	(2)	—	—	2
Balance at March 31, 2022	378,597	$473	$599	41,630	$(5,175)	$7,988	$(3,180)	$149	$854

	Three Months Ended March 31, 2021
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	378,597	$473	$657	39,873	$(4,899)	$7,567	$(3,172)	$243	$869
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	584	—	9	593
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(154)	(7)	(161)
Stock-based awards exercised or vested	—	—	(24)	(315)	34	—	—	—	10
Shares repurchased	—	—	—	1,398	(185)	—	—	—	(185)
Recognition of stock-based compensation	—	—	22	—	—	—	—	—	22
Dividends declared ($1.14 per share)	—	—	—	—	—	(385)	—	(18)	(403)
Other	—	—	3	—	—	(2)	(1)	1	1
Balance at March 31, 2021	378,597	$473	$658	40,956	$(5,050)	$7,764	$(3,327)	$228	$746
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2022	2021
Operating Activities
Net income	$535	$594
Depreciation and amortization	188	189
Asset impairments	—	3
Gain on previously held equity investment in Thinx	(85)	—
Stock-based compensation	16	22
Deferred income taxes	(52)	(35)
Net (gains) losses on asset dispositions	6	4
Equity companies' earnings (in excess of) less than dividends paid	(23)	(39)
Operating working capital	(369)	(400)
Postretirement benefits	(14)	(15)
Other	2	(2)
Cash Provided by Operations	204	321
Investing Activities
Capital spending	(253)	(298)
Acquisition of business, net of cash acquired	(34)	—
Investments in time deposits	(83)	(159)
Maturities of time deposits	255	207
Other	(1)	5
Cash Used for Investing	(116)	(245)
Financing Activities
Cash dividends paid	(384)	(359)
Change in short-term debt	834	744
Debt proceeds	—	5
Debt repayments	(300)	(253)
Proceeds from exercise of stock options	23	10
Acquisitions of common stock for the treasury	(25)	(169)
Other	(15)	(30)
Cash Used for Financing	133	(52)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	(7)
Change in Cash and Cash Equivalents	223	17
Cash and Cash Equivalents - Beginning of Period	270	303
Cash and Cash Equivalents - End of Period	$493	$320
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
For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). Under highly inflationary accounting, K-C Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of March 31, 2022, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the three months ended March 31, 2022 and 2021.
Note 2. 2022 Acquisition
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181 consisting of cash of $53, the fair value of our previously held equity investment of $127, and certain share-based award costs of $1.
We previously accounted for our ownership interest in Thinx as an equity method investment, but upon increasing our ownership to 58%, we began consolidating the operations of Thinx into our financial statements at the end of the first quarter of 2022. The consolidated results of operations for Thinx are reported in our Personal Care business segment on a one-month lag. The share of Thinx net income and equity attributable to the third-party minority owner of Thinx is classified in our consolidated income statement within Net income attributable to noncontrolling interests and in our consolidated balance sheet within Redeemable Common and Preferred Securities of Subsidiaries. This noncontrolling equity interest is measured at the estimated redemption value, which approximates fair value.
We have substantially completed an initial purchase price allocation in which we utilized several generally accepted valuation methodologies to estimate the fair value of certain acquired assets. The primary valuation methods included two forms of the Income Approach (i.e., the multi-period excess earnings method (distributor method) and the relief-from-royalty method). These valuation methodologies are commonly used to value similar identifiable intangible assets in the Consumer Packaged Goods industry. All of the selected valuation methodologies incorporate unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy in Accounting Standard Codification 820, Fair Value Measurements. In connection with these valuation methodologies, we are required to make estimates and assumptions regarding market comparable companies, revenue growth rates, operating margins, distributor and customer attrition rates, royalty rates, distributor margins, discount rates, etc., which are primarily based on cash flow forecasts, business plans, economic projections and other information available to market participants.

The total purchase price consideration was allocated to the net assets acquired based upon their respective estimated fair values as follows:

Current Assets	$40
Property, Plant and Equipment, Net	2
Goodwill	297
Other Intangible Assets, Net	123
Other Assets	4
Current Liabilities	(29)
Deferred Income Taxes	(18)
Other Liabilities	(4)
Fair value of net assets acquired	415
Less fair value of non-controlling interest	(234)
Total purchase price consideration	$181
Other Intangible Assets, Net includes brands and customer relationships which have estimated useful lives of 4 to 15 years, primarily 15 years. Based on the carrying value of these finite-lived assets as of March 31, 2022, amortization expense per year for each of the next five years is estimated to be approximately $8.
Goodwill of $297 was allocated to the Personal Care business segment. The goodwill is primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. For tax purposes, the acquisition of additional Thinx shares was treated as a stock acquisition, and the goodwill acquired is not tax deductible.
The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above. We continue to evaluate potential contingencies that may have existed as of the acquisition date and expect to finalize the purchase price allocation no later than the first quarter of 2023.
As a result of this transaction during the quarter ended March 31, 2022, an $85 non-recurring, non-cash gain was recognized in Other (income) expense, net as a result of the remeasurement of the carrying value of our previously held equity investment to fair value, and related transaction and integration costs of $21 were recorded in Marketing, research and general expenses. This recognition resulted in a net benefit of $64 pre-tax ($68 after tax) being included in our consolidated income statement for the quarter ended March 31, 2022. In addition, we removed the non-cash gain impact from Operating Activities in our consolidated cash flow statements for the quarter ended March 31, 2022.
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
During the three months ended March 31, 2022 and for the full year 2021, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At March 31, 2022 and December 31, 2021, derivative assets were $57 and $65, respectively, and derivative liabilities were $85 and $41, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 6.
Redeemable common and preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of March 31, 2022 and December 31, 2021, the securities were valued at $260 and $26, respectively. No redeemable common securities were outstanding at December 31, 2021. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $69 and $72 at March 31, 2022 and December 31, 2021, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		March 31, 2022		December 31, 2021
Assets
Cash and cash equivalents(a)	1	$493	$493	$270	$270
Time deposits(b)	1	239	239	416	416
Liabilities
Short-term debt(c)	2	955	955	118	118
Long-term debt(d)	2	8,115	8,439	8,456	9,492
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
Note 4. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended March 31
(Millions of shares)	2022	2021
Basic	337.0	338.2
Dilutive effect of stock options and restricted share unit awards	1.2	1.2
Diluted	338.2	339.4
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of March 31, 2022 and 2021 was 337.0 million and 337.6 million, respectively.
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
The change in net unrealized currency translation for the three months ended March 31, 2022 was primarily due to the strengthening of certain foreign currencies versus the U.S. dollar, particularly the Brazilian real.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2020	$(2,157)	$(912)		$(40)		$(63)
Other comprehensive income (loss) before reclassifications	(205)	—		2		22
(Income) loss reclassified from AOCI	—	14	(a)	—	(a)	12
Net current period other comprehensive income (loss)	(205)	14		2		34
Balance as of March 31, 2021	$(2,362)	$(898)		$(38)		$(29)

Balance as of December 31, 2021	$(2,422)	$(803)		$(34)		$20
Other comprehensive income (loss) before reclassifications	57	7		(2)		(2)
(Income) loss reclassified from AOCI	—	6	(a)	—	(a)	(7)
Net current period other comprehensive income (loss)	57	13		(2)		(9)
Balance as of March 31, 2022	$(2,365)	$(790)		$(36)		$11
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
At March 31, 2022 and December 31, 2021, derivative assets were $57 and $65, respectively, and derivative liabilities were $85 and $41, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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

Commodity Price Risk
We use derivative instruments, such as forward contracts, to hedge a limited portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months. In addition, we utilize negotiated contracts of varying durations along with strategic pricing mechanisms to manage volatility for a portion of our commodity costs.
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of March 31, 2022, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $501, respectively. For the three months ended March 31, 2022 and 2021, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of March 31, 2022, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2022 and future periods. As of March 31, 2022, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $781. For the three months ended March 31, 2022 and 2021, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2022, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at March 31, 2022 is December 2024.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.4 billion at March 31, 2022. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the three months ended March 31, 2022, unrealized gains of $9 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of March 31, 2022.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. A loss of $34 and a loss of $9 were recorded in the three months ended March 31, 2022 and 2021, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At March 31, 2022, the notional value of these undesignated derivative instruments was approximately $2.2 billion.
Note 7. Business Segment Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care, Consumer Tissue and K-C Professional. The reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes Other (income) and expense, net and income and expense not associated with ongoing operations of the business segments, including the costs of corporate decisions related to the 2018 Global Restructuring Program which was completed in 2021.
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
Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended March 31
	2022	2021	Change
NET SALES
Personal Care	$2,729	$2,462	+11%
Consumer Tissue	1,568	1,510	+4%
K-C Professional	780	752	+4%
Corporate & Other	18	19	N.M.
TOTAL NET SALES	$5,095	$4,743	+7%

OPERATING PROFIT
Personal Care	$475	$481	-1%
Consumer Tissue	171	269	-36%
K-C Professional	90	126	-29%
Corporate & Other(a)	(102)	(102)	N.M.
Other (income) and expense, net(a)	(59)	4	N.M.
TOTAL OPERATING PROFIT	$693	$770	-10%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including the non-cash, non-recurring gain and transaction and integration costs related to the acquisition of a controlling interest in Thinx in 2022 and charges related to the 2018 Global Restructuring Program in 2021. Restructuring charges related to the Personal Care, Consumer Tissue and K-C Professional for the three months ended March 31, 2021 were, $15, $16, and $3, respectively.
N.M. - Not Meaningful
Sales of Principal Products:

	Three Months Ended March 31
(Billions of dollars)	2022	2021
Baby and child care products	$1.9	$1.7
Consumer tissue products	1.6	1.5
Away-from-home professional products	0.8	0.8
All other	0.8	0.7
Consolidated	$5.1	$4.7

Note 8. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2022			December 31, 2021
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$152	$362	$514	$141	$352	$493
Work in process	153	96	249	153	89	242
Finished goods	621	817	1,438	607	835	1,442
Supplies and other	—	290	290	—	280	280
	926	1,565	2,491	901	1,556	2,457
Excess of FIFO or weighted-average cost over LIFO cost	(226)	—	(226)	(218)	—	(218)
Total	$700	$1,565	$2,265	$683	$1,556	$2,239
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2022	December 31, 2021
Land	$168	$169
Buildings	3,026	2,993
Machinery and equipment	14,745	14,606
Construction in progress	766	760
	18,705	18,528
Less accumulated depreciation	(10,591)	(10,431)
Total	$8,114	$8,097

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
•Overview of First Quarter 2022 Results
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
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181 consisting of cash of $53, the fair value of our previously held equity investment of $127, and certain share-based award costs of $1.
This section presents a discussion and analysis of our first quarter 2022 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Change in foreign currency exchange rates and exited businesses also impact the year-over-year change in net sales. Our analysis compares the three months ended March 31, 2022 results to the same period in 2021.
In March 2022, we implemented significant adjustments to our business in Russia and suspended all media, advertising and promotional activity as well as capital investments in our sole manufacturing facility. Consistent with the humanitarian nature of our products, we are producing only essential items, specifically baby diapers and feminine pads, which are critical to the health and hygiene of women, girls and babies, but our ability to provide these items may change as the situation evolves. Our Russia business has historically represented approximately 1 to 2 percent of our net sales, operating profit and total assets. We are actively monitoring the situation, and as the business, geopolitical and regulatory environment concerning Russia evolves, our assets may be partially or fully impaired. For a more complete discussion of the risks we encounter in our business, please refer to Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The non-GAAP financial measures exclude the following item for the relevant time period as indicated in the reconciliations included later in this MD&A:
•Acquisition of controlling interest in Thinx – In the first quarter of 2022, we increased our investment in Thinx. As a result of this transaction, a net benefit was recognized of $64 pre-tax ($68 after tax), primarily due to the non-recurring, non-cash gain recognized related to the remeasurement of the carrying value of our previously held equity investment to fair value partially offset by transaction and integration costs. See Item 1, Note 2 to the unaudited interim consolidated financial statements for details.

The non-GAAP financial measures also exclude charges in 2021 for the 2018 Global Restructuring Program as indicated in the reconciliations included later in this MD&A. In 2018, we initiated this restructuring in order to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. As a result, we recognized restructuring charges in 2018, 2019, 2020 and 2021 for this program. Restructuring actions were completed in 2021.
Overview of First Quarter 2022 Results
•Net sales of $5.1 billion increased 7 percent compared to the year-ago period, including organic sales growth of 10 percent.
•Operating profit was $693 in 2022 and $770 in 2021. Net Income Attributable to Kimberly-Clark Corporation was $523 in 2022 compared to $584 in 2021, and diluted earnings per share were $1.55 in 2022 compared to $1.72 in 2021. Results in 2022 include the net benefit of the acquisition of a controlling interest of Thinx, compared to 2021 results, which include charges related to the 2018 Global Restructuring Program.
Results of Operations and Related Information
This section presents a discussion and analysis of our first quarter 2022 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended March 31
	2022	2021	Percent Change
Net Sales:
North America	$2,614	$2,351	+11%
Outside North America	2,546	2,470	+3%
Intergeographic sales	(65)	(78)	-17%
Total Net Sales	5,095	4,743	+7%
Operating Profit:
North America	459	508	-10%
Outside North America	277	367	-25%
Corporate & Other(a)	(102)	(101)	N.M.
Other (income) and expense, net(a)	(59)	4	N.M.
Total Operating Profit	693	770	-10%
Share of net income of equity companies	23	39	-41%
Net Income Attributable to Kimberly-Clark Corporation	523	584	-10%
Diluted Earnings per Share	1.55	1.72	-10%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful

GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended March 31, 2022
	As Reported	Acquisition of Controlling Interest in Thinx	As Adjusted Non-GAAP
Marketing, research and general expenses	$886	$21	$865
Other (income) and expense, net	(59)	(85)	26
Operating Profit	693	64	629
Provision for income taxes	(114)	4	(118)
Effective tax rate	18.2%	—	21.0%
Net Income Attributable to Kimberly-Clark Corporation	523	68	455
Diluted Earnings per Share(a)	1.55	0.20	1.35

	Three Months Ended March 31, 2021
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,154	$25	$3,129
Gross Profit	1,589	(25)	1,614
Marketing, research and general expenses	815	9	806
Operating Profit	770	(34)	804
Provision for income taxes	(147)	7	(154)
Effective tax rate	20.9%	—	20.9%
Net income attributable to noncontrolling interests	(10)	1	(11)
Net Income Attributable to Kimberly-Clark Corporation	584	(26)	610
Diluted Earnings per Share(a)	1.72	(0.08)	1.80
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.
Analysis of Consolidated Results

Net Sales	Percent Change for Three Months Ended March 31, 2022	Adjusted Operating Profit	Percent Change for Three Months Ended March 31, 2022
Volume	2	Volume	(2)
Net Price	6	Net Price	37
Mix/Other	2	Input Costs	(58)
Currency	(2)	Cost Savings(c)	6
Total(a)	7	Currency Translation	(2)
		Other(d)	(3)
Organic(b)	10	Total	(22)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE (Focused On Reducing Costs Everywhere) program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Net sales in the first quarter of $5.1 billion increased 7 percent compared to the year-ago period. Changes in foreign currency exchange rates reduced sales by 2 percent. Organic sales increased 10 percent as changes in net selling prices increased sales by 6 percent, volumes grew 2 percent and changes in product mix increased sales by 2 percent.
In North America, organic sales increased 13 percent in consumer products and increased 5 percent in K-C Professional. Outside North America, organic sales rose 10 percent in D&E markets and 8 percent in developed markets.
Operating profit in the first quarter was $693 in 2022 and $770 in 2021. Results in 2022 include the net benefit of the acquisition of a controlling interest in Thinx, compared to 2021 results which include charges related to the 2018 Global

Restructuring Program. First quarter adjusted operating profit was $629 in 2022 and $804 in 2021. Results were impacted by $470 of higher input costs, driven by pulp and polymer-based materials, distribution and energy costs. Higher marketing, research and general expense as well as the impact of unfavorable foreign currency transaction effects reduced operating profit in the quarter. Results benefited from organic sales growth, $50 of cost savings from our FORCE program and lower other manufacturing costs.
The first quarter effective tax rate was 18.2 percent in 2022 and 20.9 percent in 2021. The first quarter adjusted effective tax rate was 21.0 percent in 2022 and 20.9 percent in 2021.
Our share of net income of equity companies in the first quarter was $23 in 2022 and $39 in 2021. Equity results were negatively impacted by input cost inflation.
Diluted net income per share for the first quarter of 2022 was $1.55 and $1.72 in 2021. First quarter adjusted earnings per share were $1.35 in 2022, a decrease of 25 percent compared to $1.80 in 2021.
Results by Business Segments
Personal Care

	Three Months Ended March 31			Three Months Ended March 31
	2022	2021		2022	2021
Net Sales	$2,729	$2,462	Operating Profit	$475	$481

Net Sales		Percent Change	Operating Profit		Percent Change
Volume		3	Volume		1
Net Price		8	Net Price		40
Mix/Other		3	Input Costs		(44)
Currency		(2)	Cost Savings(c)		5
Total(a)		11	Currency Translation		(3)
			Other(d)		—
Organic(b)		13	Total		(1)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
First quarter net sales in North America increased 16 percent. Changes in net selling prices and product mix increased sales by 8 percent and 3 percent, respectively. Volumes rose 5 percent, in part due to the weather-related supply chain disruptions in the year-ago period. Organic sales were up double-digits in baby & child care, adult care and feminine care.
Net sales in D&E markets increased 8 percent. Changes in net selling prices and product mix increased sales by 9 percent and 3 percent, respectively, while volumes declined 1 percent. Changes in foreign currency exchange rates decreased sales by 3 percent. Organic sales growth was strong across all regions and categories.
Net sales in developed markets outside North America increased 5 percent. Volumes increased 8 percent and changes in net selling prices increased sales by 4 percent, while changes in foreign currency exchange rates decreased sales by 7 percent.
Operating profit of $475 decreased 1 percent. The comparison was impacted by input cost inflation, higher marketing, research and general expense as well as unfavorable foreign currency effects. Results benefited from organic sales growth and cost savings.

Consumer Tissue

	Three Months Ended March 31			Three Months Ended March 31
	2022	2021		2022	2021
Net Sales	$1,568	$1,510	Operating Profit	$171	$269

Net Sales		Percent Change	Operating Profit		Percent Change
Volume		2	Volume		(1)
Net Price		5	Net Price		26
Mix/Other		—	Input Costs		(66)
Exited businesses(e)		(1)	Cost Savings(c)		7
Currency		(2)	Currency Translation		—
Total(a)		4	Other(d)		(2)
Organic(b)		7	Total		(36)
(a) Total may not equal the sum of volume, net price, mix/other, exited businesses and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE program.
(d) Includes impact of changes in marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
(e) Impact of exited businesses in conjunction with the 2018 Global Restructuring Program.
First quarter net sales in North America increased 9 percent. Volumes grew 6 percent and changes in net selling prices increased sales by 4 percent, while unfavorable changes in product mix decreased sales by 1 percent. The volume growth reflects comparison to the start of COVID-related consumer and retailer inventory destocking in the year-ago period.
Net sales in D&E markets increased 3 percent. Changes in net selling prices increased sales by approximately 7 percent and changes in product mix increased sales by 1 percent, while volumes were down 2 percent. Changes in foreign currency exchange rates decreased sales by 2 percent.
Net sales in developed markets outside North America decreased 5 percent. Exited businesses related to the 2018 Global Restructuring program reduced sales by 4 percent, and changes in foreign currency exchange rates decreased sales by 6 percent. Volumes were down 1 percent, while changes in net selling prices increased sales by approximately 6 percent.
Operating profit of $171 decreased 36 percent. The comparison was impacted by input cost inflation and higher marketing, research and general expense. Results benefited from organic sales growth, lower other manufacturing costs and cost savings.
K-C Professional

	Three Months Ended March 31				Three Months Ended March 31
	2022	2021		2022	2021
Net Sales	$780	$752	Operating Profit	$90	$126

Net Sales		Percent Change		Operating Profit	Percent Change
Volume		—		Volume	(13)
Net Price		4		Net Price	25
Mix/Other		1		Input Costs	(63)
Currency		(2)		Cost Savings(c)	6
Total(a)		4		Currency Translation	(1)
				Other(d)	17
Organic(b)		6		Total	(29)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.

First quarter net sales in North America increased 5 percent. Changes in net selling prices and product mix increased sales by 4 percent and 1 percent, respectively. Washroom products sales were up strong double-digits, while sales of wipers and safety products slowed versus a strong year-ago.
Net sales in D&E markets increased 4 percent. Changes in net selling prices and product mix increased sales by 3 percent and 2 percent, respectively, and volumes grew by 2 percent. Changes in foreign currency exchange rates decreased sales by 3 percent.
Net sales in developed markets outside North America were even with the year-ago period. Changes in net selling prices and product mix increased sales by 5 percent and 3 percent, respectively, while volumes decreased 1 percent. Changes in foreign currency exchange rates reduced sales by 7 percent.
Operating profit of $90 decreased 29 percent. The comparison was impacted by input cost inflation and higher marketing, research and general expense. Results benefited from organic sales growth, lower other manufacturing costs and cost savings.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $204 for the first three months of 2022 compared to $321 in the prior year. The decline was driven by lower operating profit.
Investing
During the three months ended March 31, 2022, our capital spending was $253 compared to $298 in the prior year. We anticipate that full year capital spending will be $1.0 billion to $1.1 billion. Acquisition of business, net of cash acquired of $34 in the first quarter of 2022 reflected the acquisition of a controlling interest of Thinx.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $1.0 billion as of March 31, 2022 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the first quarter of 2022 was $0.9 billion. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At March 31, 2022 and December 31, 2021, total debt was $9.1 billion and $8.6 billion, respectively.
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
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first three months of 2022, we repurchased 214 thousand shares of our common stock at a cost of $27 through a broker in the open market. We are targeting full-year 2022 share repurchases of approximately $100, subject to market conditions.
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
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including the war in Ukraine (including the related responses of consumers, customers, and suppliers and sanctions issued by the U.S., the European Union, Russia or other countries), pandemics (including the ongoing COVID-19 outbreak and the related responses of governments, consumers, customers, suppliers and employees), epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions, changes in customer preferences, severe weather conditions, government trade or similar regulatory actions, potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships, could affect the realization of these estimates.
The factors described under Item 1A, "Risk Factors" in this Form 10-K, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made by us or on our behalf. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.
Item 4.    Controls and Procedures
As of March 31, 2022, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the first quarter of 2022 were made through a broker in the open market.
The following table contains information for shares repurchased during the first quarter of 2022. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2022)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
January 1 to January 31	10,500	$137.56	38,320,083	41,679,917
February 1 to February 28	87,300	132.31	38,407,383	41,592,617
March 1 to March 31	117,000	123.38	38,524,383	41,475,617
Total	214,800
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
Exhibit No. 104 The cover page from this Current Report on Form 10-Q formatted as Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Andrew S. Drexler
Andrew S. Drexler
Vice President and Controller
(principal accounting officer)
April 22, 2022