Form 10-Q
period 2022-06-30
KIMBERLY CLARK CORP
filed 2022-07-26
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of July 19, 2022, there were 337,622,288 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2022	2021	2022	2021
Net Sales	$5,063	$4,722	$10,158	$9,465
Cost of products sold	3,534	3,242	7,109	6,396
Gross Profit	1,529	1,480	3,049	3,069
Marketing, research and general expenses	906	854	1,792	1,669
Other (income) and expense, net	2	13	(57)	17
Operating Profit	621	613	1,314	1,383
Nonoperating expense	(27)	(55)	(31)	(61)
Interest income	1	2	3	3
Interest expense	(68)	(65)	(133)	(128)
Income Before Income Taxes and Equity Interests	527	495	1,153	1,197
Provision for income taxes	(115)	(113)	(229)	(260)
Income Before Equity Interests	412	382	924	937
Share of net income of equity companies	29	28	52	67
Net Income	441	410	976	1,004
Net income attributable to noncontrolling interests	(4)	(6)	(16)	(16)
Net Income Attributable to Kimberly-Clark Corporation	$437	$404	$960	$988

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.30	$1.20	$2.85	$2.92
Diluted	$1.29	$1.19	$2.84	$2.92
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2022	2021	2022	2021
Net Income	$441	$410	$976	$1,004
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(267)	78	(214)	(137)
Employee postretirement benefits	5	11	16	29
Other	43	22	34	58
Total Other Comprehensive Income (Loss), Net of Tax	(219)	111	(164)	(50)
Comprehensive Income	222	521	812	954
Comprehensive (income) loss attributable to noncontrolling interests	6	(6)	(2)	(9)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$228	$515	$810	$945
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2022 Data is Unaudited)

(Millions of dollars)	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$311	$270
Accounts receivable, net	2,469	2,207
Inventories	2,278	2,239
Other current assets	604	849
Total Current Assets	5,662	5,565
Property, Plant and Equipment, Net	7,931	8,097
Investments in Equity Companies	270	290
Goodwill	2,102	1,840
Other Intangible Assets, Net	893	810
Other Assets	1,256	1,235
TOTAL ASSETS	$18,114	$17,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$1,031	$433
Trade accounts payable	3,701	3,840
Accrued expenses and other current liabilities	2,089	2,096
Dividends payable	388	380
Total Current Liabilities	7,209	6,749
Long-Term Debt	7,698	8,141
Noncurrent Employee Benefits	829	809
Deferred Income Taxes	703	694
Other Liabilities	673	681
Redeemable Common and Preferred Securities of Subsidiaries	260	26
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at June 30, 2022 and December 31, 2021	473	473
Additional paid-in capital	598	605
Common stock held in treasury, at cost - 41.0 and 41.8 million shares at June 30, 2022 and December 31, 2021, respectively	(5,111)	(5,183)
Retained earnings	8,022	7,858
Accumulated other comprehensive income (loss)	(3,389)	(3,239)
Total Kimberly-Clark Corporation Stockholders' Equity	593	514
Noncontrolling Interests	149	223
Total Stockholders' Equity	742	737
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,114	$17,837
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2022
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2022	378,597	$473	$599	41,630	$(5,175)	$7,988	$(3,180)	$149	$854
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	437	—	9	446
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(209)	(9)	(218)
Stock-based awards exercised or vested	—	—	(53)	(841)	87	—	—	—	34
Shares repurchased	—	—	—	173	(23)	—	—	—	(23)
Recognition of stock-based compensation	—	—	51	—	—	—	—	—	51
Dividends declared ($1.16 per share)	—	—	—	—	—	(392)	—	1	(391)
Other	—	—	1	—	—	(11)	—	(1)	(11)
Balance at June 30, 2022	378,597	$473	$598	40,962	$(5,111)	$8,022	$(3,389)	$149	$742

	Six Months Ended June 30, 2022
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	378,597	$473	$605	41,762	$(5,183)	$7,858	$(3,239)	$223	$737
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	960	—	21	981
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(150)	(13)	(163)
Stock-based awards exercised or vested	—	—	(79)	(1,188)	122	—	—	—	43
Shares repurchased	—	—	—	388	(50)	—	—	—	(50)
Recognition of stock-based compensation	—	—	67	—	—	—	—	—	67
Dividends declared ($2.32 per share)	—	—	—	—	—	(783)	—	(81)	(864)
Other	—	—	5	—	—	(13)	—	(1)	(9)
Balance at June 30, 2022	378,597	$473	$598	40,962	$(5,111)	$8,022	$(3,389)	$149	$742
See notes to the unaudited interim consolidated financial statements.

	Three Months Ended June 30, 2021
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2021	378,597	$473	$658	40,956	$(5,050)	$7,764	$(3,327)	$228	$746
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	404	—	6	410
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	111	—	111
Stock-based awards exercised or vested	—	—	(53)	(637)	70	—	—	—	17
Shares repurchased	—	—	—	1,342	(179)	—	—	—	(179)
Recognition of stock-based compensation	—	—	19	—	—	—	—	—	19
Dividends declared ($1.14 per share)	—	—	—	—	—	(385)	—	1	(384)
Other	—	—	3	—	—	15	1	(1)	18
Balance at June 30, 2021	378,597	$473	$627	41,661	$(5,159)	$7,798	$(3,215)	$234	$758

	Six Months Ended June 30, 2021
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	378,597	$473	$657	39,873	$(4,899)	$7,567	$(3,172)	$243	$869
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	988	—	15	1,003
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(43)	(7)	(50)
Stock-based awards exercised or vested	—	—	(77)	(952)	104	—	—	—	27
Shares repurchased	—	—	—	2,740	(364)	—	—	—	(364)
Recognition of stock-based compensation	—	—	41	—	—	—	—	—	41
Dividends declared ($2.28 per share)	—	—	—	—	—	(770)	—	(17)	(787)
Other	—	—	6	—	—	13	—	—	19
Balance at June 30, 2021	378,597	$473	$627	41,661	$(5,159)	$7,798	$(3,215)	$234	$758

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2022	2021
Operating Activities
Net income	$976	$1,004
Depreciation and amortization	380	378
Asset impairments	—	3
Gain on previously held equity investment in Thinx	(85)	—
Stock-based compensation	68	42
Deferred income taxes	(35)	(74)
Net (gains) losses on asset dispositions	13	15
Equity companies' earnings (in excess of) less than dividends paid	(21)	(32)
Operating working capital	(348)	(495)
Postretirement benefits	(1)	36
Other	(3)	9
Cash Provided by Operations	944	886
Investing Activities
Capital spending	(470)	(499)
Acquisition of business, net of cash acquired	(46)	—
Proceeds from dispositions of property	1	30
Investments in time deposits	(300)	(451)
Maturities of time deposits	545	433
Other	(7)	—
Cash Used for Investing	(277)	(487)
Financing Activities
Cash dividends paid	(775)	(748)
Change in short-term debt	553	960
Debt proceeds	—	5
Debt repayments	(300)	(253)
Proceeds from exercise of stock options	75	27
Acquisitions of common stock for the treasury	(49)	(331)
Cash dividends paid to noncontrolling interests	(82)	(17)
Other	(42)	(37)
Cash Used for Financing	(620)	(394)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6)	(2)
Change in Cash and Cash Equivalents	41	3
Cash and Cash Equivalents - Beginning of Period	270	303
Cash and Cash Equivalents - End of Period	$311	$306
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
Highly Inflationary Accounting
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, the countries’ functional currency becomes the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material. As of June 30, 2022, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the six months ended June 30, 2022 and 2021.
In the first quarter of 2022, published inflation indices indicated that the three-year cumulative inflation in Turkey exceeded 100 percent, and as of April 1, 2022, we elected to adopt highly inflationary accounting for our subsidiary in Turkey (“K-C Turkey”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material. As of June 30, 2022, K-C Turkey had a small net lira monetary position. Net sales of K-C Turkey were less than 1 percent of our consolidated net sales for the six months ended June 30, 2022.
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
We have substantially completed an initial purchase price allocation in which we utilized several generally accepted valuation methodologies to estimate the fair value of certain acquired assets. The primary valuation methods included two forms of the Income Approach (i.e., the multi-period excess earnings method [distributor method] and the relief-from-royalty method). These valuation methodologies are commonly used to value similar identifiable intangible assets in the Consumer Packaged Goods industry. All of the selected valuation methodologies incorporate unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy in Accounting Standard Codification 820, Fair Value Measurements. In connection with these valuation methodologies, we are required to make estimates and assumptions regarding market comparable companies, revenue growth rates, operating margins, distributor and customer attrition rates, royalty rates, distributor margins, discount rates, etc., which are primarily based on cash flow forecasts, business plans, economic projections and other information available to market participants.

The total purchase price consideration was allocated to the net assets acquired based upon their respective estimated fair values as follows:

Current Assets	$28
Property, Plant and Equipment, Net	2
Goodwill	297
Other Intangible Assets, Net	123
Other Assets	4
Current Liabilities	(17)
Deferred Income Taxes	(18)
Other Liabilities	(4)
Fair value of net assets acquired	415
Less fair value of non-controlling interest	(234)
Total purchase price consideration	$181
Other Intangible Assets, Net includes brands and customer relationships which have estimated useful lives of 4 to 15 years, primarily 15 years. Based on the carrying value of these finite-lived assets as of June 30, 2022, amortization expense per year for each of the next five years is estimated to be approximately $8.
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
During the six months ended June 30, 2022 and for the full year 2021, there were no significant transfers to or from level 3 fair value determinations.

Derivative assets and liabilities are measured on a recurring basis at fair value. At June 30, 2022 and December 31, 2021, derivative assets were $127 and $65, respectively, and derivative liabilities were $65 and $41, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and NYMEX price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 6.
Redeemable common and preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of June 30, 2022 and December 31, 2021, the securities were valued at $260 and $26, respectively. No redeemable common securities were outstanding at December 31, 2021. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $65 and $72 at June 30, 2022 and December 31, 2021, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		June 30, 2022		December 31, 2021
Assets
Cash and cash equivalents(a)	1	$311	$311	$270	$270
Time deposits(b)	1	158	158	416	416
Liabilities
Short-term debt(c)	2	668	668	118	118
Long-term debt(d)	2	8,061	7,740	8,456	9,492
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
Note 4. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2022	2021	2022	2021
Basic	337.4	337.3	337.2	337.8
Dilutive effect of stock options and restricted share unit awards	0.9	1.0	1.1	1.0
Diluted	338.3	338.3	338.3	338.8
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of June 30, 2022 and 2021 was 337.6 million and 336.9 million, respectively.
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
The change in net unrealized currency translation for the six months ended June 30, 2022 was primarily due to the weakening of certain foreign currencies versus the U.S. dollar.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2020	$(2,157)	$(912)		$(40)		$(63)
Other comprehensive income (loss) before reclassifications	(127)	1		(12)		28
(Income) loss reclassified from AOCI	—	38	(a)	—	(a)	29
Net current period other comprehensive income (loss)	(127)	39		(12)		57
Balance as of June 30, 2021	$(2,284)	$(873)		$(52)		$(6)

Balance as of December 31, 2021	$(2,422)	$(803)		$(34)		$20
Other comprehensive income (loss) before reclassifications	(199)	(11)		(3)		42
(Income) loss reclassified from AOCI	—	30	(a)	—	(a)	(9)
Net current period other comprehensive income (loss)	(199)	19		(3)		33
Balance as of June 30, 2022	$(2,621)	$(784)		$(37)		$53
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
At June 30, 2022 and December 31, 2021, derivative assets were $127 and $65, respectively, and derivative liabilities were $65 and $41, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of June 30, 2022, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $489, respectively. For the six months ended June 30, 2022 and 2021, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of June 30, 2022, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2022 and future periods. As of June 30, 2022, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $829. For the six months ended June 30, 2022 and 2021, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2022, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at June 30, 2022 is December 2024.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.4 billion at June 30, 2022. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the six months ended June 30, 2022, unrealized gains of $90 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of June 30, 2022.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. A loss of $1 and a gain of $3 were recorded in the three months ended June 30, 2022 and 2021, respectively. Losses of $35 and $6 were recorded in the six months ended June 30, 2022 and 2021, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At June 30, 2022, the notional value of these undesignated derivative instruments was approximately $2.2 billion.
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
Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended June 30			Six Months Ended June 30
	2022	2021	Change	2022	2021	Change
NET SALES
Personal Care	$2,710	$2,517	+8%	$5,439	$4,979	+9%
Consumer Tissue	1,537	1,424	+8%	3,105	2,934	+6%
K-C Professional	802	765	+5%	1,582	1,517	+4%
Corporate & Other	14	16	N.M.	32	35	N.M.
TOTAL NET SALES	$5,063	$4,722	+7%	$10,158	$9,465	+7%

OPERATING PROFIT
Personal Care	$466	$454	+3%	$941	$935	+1%
Consumer Tissue	178	196	-9%	349	465	-25%
K-C Professional	85	110	-23%	175	236	-26%
Corporate & Other(a)	(106)	(134)	N.M.	(208)	(236)	N.M.
Other (income) and expense, net(a)	2	13	-85%	(57)	17	N.M.
TOTAL OPERATING PROFIT	$621	$613	+1%	$1,314	$1,383	-5%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including the non-cash, non-recurring gain and transaction and integration costs related to the acquisition of a controlling interest in Thinx in 2022 and charges related to the 2018 Global Restructuring Program in 2021. Restructuring charges related to the Personal Care, Consumer Tissue and K-C Professional for the three months ended June 30, 2021 were, $24, $26, and $6, respectively and for the six months ended June 30, 2021 were $39, $42 and $9, respectively.
N.M. - Not Meaningful
Sales of Principal Products:

	Three Months Ended June 30		Six Months Ended June 30
(Billions of dollars)	2022	2021	2022	2021
Baby and child care products	$1.9	$1.8	$3.7	$3.5
Consumer tissue products	1.5	1.4	3.1	2.9
Away-from-home professional products	0.8	0.8	1.6	1.5
All other	0.9	0.7	1.8	1.6
Consolidated	$5.1	$4.7	$10.2	$9.5

Note 8. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2022			December 31, 2021
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$156	$377	$533	$141	$352	$493
Work in process	158	107	265	153	89	242
Finished goods	598	815	1,413	607	835	1,442
Supplies and other	—	292	292	—	280	280
	912	1,591	2,503	901	1,556	2,457
Excess of FIFO or weighted-average cost over LIFO cost	(225)	—	(225)	(218)	—	(218)
Total	$687	$1,591	$2,278	$683	$1,556	$2,239
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2022	December 31, 2021
Land	$158	$169
Buildings	3,048	2,993
Machinery and equipment	14,550	14,606
Construction in progress	697	760
	18,453	18,528
Less accumulated depreciation	(10,522)	(10,431)
Total	$7,931	$8,097

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
•Overview of Second Quarter 2022 Results
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
This section presents a discussion and analysis of our second quarter 2022 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Change in foreign currency exchange rates, acquisitions and exited businesses also impact the year-over-year change in net sales. Our analysis compares the three and six months ended June 30, 2022 results to the same periods in 2021.
In March 2022, we implemented significant adjustments to our business in Russia and suspended substantially all media, advertising and promotional activity as well as capital investments in our sole manufacturing facility. Consistent with the humanitarian nature of our products, we are manufacturing and selling only essential items, such as baby diapers and feminine pads, which are critical to the health and hygiene of women, girls and babies, but our ability to manufacture these items may change as the situation evolves. Our Russia business has historically represented approximately 1 to 2 percent of our net sales, operating profit and total assets. We are actively monitoring the situation, and as the business, geopolitical and regulatory environment concerning Russia evolves, our assets may be partially or fully impaired. We are also monitoring the increased risk of cyber-based attacks as a result of the Russian invasion of Ukraine and have implemented heightened cyber-security monitoring of our systems designed to address the evolving threat landscape. We are experiencing increased input costs as a result of inflation and supply chain complexities related to the Russian invasion that are having a negative impact on our operations. For a more complete discussion of the risks we encounter in our business, please refer to Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Throughout this MD&A, we refer to financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S., or GAAP, and are therefore referred to as non-GAAP financial measures. These measures include adjusted gross and operating profit, adjusted net income, adjusted earnings per share and adjusted effective tax rate. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight into some of the financial measures used to evaluate management.
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:

•Pension settlements - In the second quarter of 2022, pension settlement charges of $24 pre-tax ($18 after tax) were recognized related to lump-sum distributions from pension plan assets exceeding the total of annual service and interest costs resulting in a recognition of deferred actuarial losses.
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
Overview of Second Quarter 2022 Results
•Net sales of $5.1 billion increased 7 percent compared to the year-ago period, including organic sales growth of 9 percent.
•Operating profit was $621 in 2022 and $613 in 2021. Net Income Attributable to Kimberly-Clark Corporation was $437 in 2022 compared to $404 in 2021, and diluted earnings per share were $1.29 in 2022 compared to $1.19 in 2021. Results in 2022 include pension settlement charges, compared to 2021 results, which include charges related to the 2018 Global Restructuring Program.
Results of Operations and Related Information
This section presents a discussion and analysis of our second quarter 2022 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended June 30			Six Months Ended June 30
	2022	2021	Percent Change	2022	2021	Percent Change
Net Sales:
North America	$2,657	$2,393	+11%	$5,271	$4,744	+11%
Outside North America	2,479	2,405	+3%	5,025	4,875	+3%
Intergeographic sales	(73)	(76)	-4%	(138)	(154)	-10%
Total Net Sales	5,063	4,722	+7%	10,158	9,465	+7%
Operating Profit:
North America	497	488	+2%	956	997	-4%
Outside North America	232	272	-15%	509	639	-20%
Corporate & Other(a)	(106)	(134)	N.M.	(208)	(236)	N.M.
Other (income) and expense, net(a)	2	13	-85%	(57)	17	N.M.
Total Operating Profit	621	613	+1%	1,314	1,383	-5%
Share of net income of equity companies	29	28	+4%	52	67	-22%
Net Income Attributable to Kimberly-Clark Corporation	437	404	+8%	960	988	-3%
Diluted Earnings per Share	1.29	1.19	+8%	2.84	2.92	-3%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful

GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended June 30, 2022
	As Reported	Pension Settlements	As Adjusted Non-GAAP
Nonoperating expense	$(27)	$(24)	$(3)
Provision for income taxes	(115)	6	(121)
Effective tax rate	21.8%	—	22.0%
Net Income Attributable to Kimberly-Clark Corporation	437	(18)	455
Diluted Earnings per Share(a)	1.29	(0.05)	1.34

	Three Months Ended June 30, 2021
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,242	$25	$3,217
Gross Profit	1,480	(25)	1,505
Marketing, research and general expenses	854	30	824
Other (income) and expense, net	13	8	5
Operating Profit	613	(63)	676
Nonoperating expense	(55)	(56)	1
Provision for income taxes	(113)	25	(138)
Effective tax rate	22.8%	—	22.5%
Net Income Attributable to Kimberly-Clark Corporation	404	(94)	498
Diluted Earnings per Share(a)	1.19	(0.28)	1.47

	Six Months Ended June 30, 2022
	As Reported	Acquisition of Controlling Interest in Thinx	Pension Settlements	As Adjusted Non-GAAP
Marketing, research and general expenses	$1,792	$21	$—	$1,771
Other (income) and expense, net	(57)	(85)	—	28
Operating Profit	1,314	64	—	1,250
Nonoperating expense	(31)	—	(24)	(7)
Provision for income taxes	(229)	4	6	(239)
Effective tax rate	19.9%	—	—	21.5%
Net Income Attributable to Kimberly-Clark Corporation	960	68	(18)	910
Diluted Earnings per Share(a)	2.84	0.20	(0.05)	2.69

	Six Months Ended June 30, 2021
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$6,396	$50	$6,346
Gross Profit	3,069	(50)	3,119
Marketing, research and general expenses	1,669	39	1,630
Other (income) and expense, net	17	8	9
Operating Profit	1,383	(97)	1,480
Nonoperating expense	(61)	(56)	(5)
Provision for income taxes	(260)	32	(292)
Effective tax rate	21.7%	—	21.6%
Net income attributable to noncontrolling interests	(16)	1	(17)
Net Income Attributable to Kimberly-Clark Corporation	988	(120)	1,108
Diluted Earnings per Share(a)	2.92	(0.35)	3.27
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.
Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended June 30	Six Months Ended June 30		Three Months Ended June 30	Six Months Ended June 30
Volume	(1)	1	Volume	(5)	(3)
Net Price	9	7	Net Price	60	47
Mix/Other	1	1	Input Costs	(60)	(59)
Currency	(2)	(2)	Cost Savings(c)	7	7
Total(a)	7	7	Currency Translation	(3)	(2)
			Other(d)	(7)	(6)
Organic(b)	9	10	Total	(8)	(16)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE (Focused On Reducing Costs Everywhere) program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Net sales in the second quarter of $5.1 billion increased 7 percent compared to the year ago period. Changes in foreign currency exchange rates reduced sales by 2 percent. Organic sales increased 9 percent as changes in net selling prices and product mix increased sales by 9 percent and 1 percent, respectively, and volumes declined 1 percent.
In North America, organic sales increased 11 percent in consumer products and increased 8 percent in K-C Professional. Outside North America, organic sales rose 8 percent in D&E markets and 9 percent in developed markets.
Operating profit in the second quarter was $621 in 2022 and $613 in 2021. Excluding the charges related to the 2018 Global Restructuring Program, 2021 adjusted operating profit was $676. Results were impacted by $405 of higher input costs. Higher marketing, research and general expense as well as unfavorable foreign currency transaction effects reduced operating profit in the quarter. Results benefited from organic sales growth and $45 of cost savings from our FORCE program.
The second quarter effective tax rate was 21.8 percent in 2022 and 22.8 percent in 2021. The second quarter adjusted effective tax was 22.0 percent in 2022 and 22.5 percent in 2021.
Our share of net income of equity companies in the second quarter was $29 in 2022 and $28 in 2021.
Diluted net income per share for the second quarter was $1.29 in 2022 and $1.19 in 2021. Second quarter adjusted earnings per share were $1.34 in 2022, a decrease of 9 percent compared to $1.47 in 2021.

Year-to-date net sales of $10.2 billion increased 7 percent compared to the year ago period. Organic sales increased 10 percent, as changes in net selling prices increased sales by 7 percent, volumes increased 1 percent and changes in product mix increased sales by approximately 1 percent. Changes in foreign currency exchange rates decreased sales by approximately 2 percent. Year-to-date operating profit was $1,314 in 2022 and $1,383 in 2021. Results in 2022 include the net benefit of the acquisition of a controlling interest in Thinx. Results in 2021 include charges related to the 2018 Global Restructuring Program. Year-to-date adjusted operating profit was $1,250 in 2022 and $1,480 in 2021. Results were impacted by higher input costs, higher marketing, research and general spending and unfavorable foreign currency effects. Results benefited from organic sales growth, $95 of FORCE savings and lower other manufacturing costs. Through six months, diluted net income per share was $2.84 in 2022 and $2.92 in 2021. Year-to-date adjusted earnings per share were $2.69 in 2022 and $3.27 in 2021.
Results by Business Segments
Personal Care

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021		2022	2021	2022	2021
Net Sales	$2,710	$2,517	$5,439	$4,979	Operating Profit	$466	$454	$941	$935

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		(1)		1	Volume		(3)		(1)
Net Price		9		9	Net Price		52		46
Mix/Other		1		2	Input Costs		(39)		(42)
Acquisition/Exited Businesses(e)		1		—	Cost Savings(c)		7		6
Currency		(2)		(2)	Currency Translation		(3)		(3)
Total(a)		8		9	Other(d)		(11)		(5)
Organic(b)		9		11	Total		3		1
(a) Total may not equal the sum of volume, net price, mix/other, acquisition/exited businesses and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
(e) Combined impact of the acquisition of Thinx Inc. and exited businesses in conjunction with the 2018 Global Restructuring Program.
Second quarter net sales in North America increased 10 percent. Changes in net selling prices increased sales by 9 percent, and the Thinx acquisition increased sales by 1 percent. Organic sales increased in all personal care segments.
Net sales in D&E markets increased 7 percent. Changes in net selling prices and product mix increased sales by 12 percent and 3 percent, respectively, while volumes declined 6 percent. Changes in foreign currency exchange rates decreased sales by 2 percent. Organic sales growth was driven by Latin America and China.
Net sales in developed markets outside North America increased 1 percent. Volumes increased 5 percent, and changes in net selling prices and product mix increased sales by 4 percent and 1 percent, respectively. Changes in foreign currency exchange rates reduced sales by 9 percent.
Operating profit of $466 increased 3 percent. Results benefited from organic sales growth and cost savings. The comparison was impacted by input cost inflation, higher marketing, research and general spending as well as unfavorable foreign currency effects.

Consumer Tissue

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021		2022	2021	2022	2021
Net Sales	$1,537	$1,424	$3,105	$2,934	Operating Profit	$178	$196	$349	$465

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		3		3	Volume		—		—
Net Price		7		6	Net Price		52		37
Mix/Other		1		1	Input Costs		(80)		(72)
Acquisition/Exited Businesses(e)		—		(1)	Cost Savings(c)		4		6
Currency		(3)		(2)	Currency Translation		(1)		(1)
Total(a)		8		6	Other(d)		16		5
Organic(b)		11		9	Total		(9)		(25)
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
Second quarter net sales in North America increased 14 percent. Volumes grew 7 percent, and changes in net selling prices and product mix increased sales by 6 percent and 1 percent, respectively. The volume growth reflects comparison to the COVID-related consumer and retailer inventory destocking in the year-ago period.
Net sales in D&E markets increased 4 percent. Changes in net selling prices and product mix increased sales by 9 percent and 3 percent, respectively, while volumes were down 7 percent. Changes in foreign currency exchange rates decreased sales by 1 percent.
Net sales in developed markets outside North America were even with year-ago. Changes in net selling prices increased sales by approximately 9 percent, and volumes grew 2 percent. Changes in foreign currency exchange rates decreased sales by 9 percent, and exited businesses related to the 2018 Global Restructuring program reduced sales by 1 percent.
Operating profit of $178 decreased 9 percent. The comparison was impacted by input cost inflation and higher marketing, research and general spending. Results benefited from organic sales growth, lower other manufacturing costs and cost savings.
K-C Professional

	Three Months Ended June 30		Six Months Ended June 30				Three Months Ended June 30	Six Months Ended June 30
	2022	2021	2022	2021		2022	2021	2022	2021
Net Sales	$802	$765	$1,582	$1,517	Operating Profit	$85	$110	$175	$236

Net Sales	Percent Change		Percent Change			Operating Profit	Percent Change	Percent Change
Volume		(3)		(2)		Volume	(20)		(16)
Net Price		9		7		Net Price	62		43
Mix/Other		2		2		Input Costs	(64)		(64)
Currency		(3)		(2)		Cost Savings(c)	7		7
Total(a)		5		4		Currency Translation	(1)		(1)
						Other(d)	(7)		5
Organic(b)		7		7		Total	(23)		(26)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.

Second quarter net sales in North America increased 8 percent. Changes in net selling prices and product mix increased sales by approximately 8 percent and 2 percent, respectively, while volumes declined by 1 percent. Washroom products sales were up strong double-digits, while sales of safety products decreased versus a strong year-ago.
Net sales in D&E markets increased 4 percent. Changes in net selling prices and product mix increased sales by 7 percent and 1 percent, respectively, while volumes declined 2 percent. Changes in foreign currency exchange rates decreased sales by 2 percent.
Net sales in developed markets outside North America decreased 3 percent. Changes in foreign currency exchange rates reduced sales by 9 percent. Changes in net selling prices and product mix increased sales by 14 percent and 2 percent, respectively, while volumes declined 10 percent.
Operating profit of $85 decreased 23 percent. The comparison was impacted by input cost inflation, lower volumes and higher marketing, research and general spending. Results benefited from higher net selling prices and cost savings.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $944 for the first six months of 2022 compared to $886 in the prior year. The increase was driven by favorable working capital, partially offset by lower operating profit.
Investing
During the six months ended June 30, 2022, our capital spending was $470 compared to $499 in the prior year. We anticipate that full year capital spending will be $1.0 billion to $1.1 billion. Acquisition of business, net of cash acquired of $46 in the first six months of 2022 reflected the acquisition of a controlling interest of Thinx.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $0.7 billion as of June 30, 2022 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the second quarter of 2022 was $0.8 billion. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At June 30, 2022 and December 31, 2021, total debt was $8.7 billion and $8.6 billion, respectively.
We maintain a $2.0 billion revolving credit facility which expires in June 2026 and a $775 revolving credit facility which expires in June 2023.  These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
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
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first six months of 2022, we repurchased 388 thousand shares of our common stock at a cost of $50 through a broker in the open market. We are targeting full-year 2022 share repurchases of approximately $100, subject to market conditions.
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
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including raw material, energy and other input costs, the anticipated cost savings from our FORCE program, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, including the impact in Argentina and Turkey, effective tax rate, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform

Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
Item 4.    Controls and Procedures
As of June 30, 2022, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2022. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the second quarter of 2022 were made through a broker in the open market.
The following table contains information for shares repurchased during the second quarter of 2022. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2022)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
April 1 to April 30	78,100	$128.55	38,602,483	41,397,517
May 1 to May 31	46,000	135.58	38,648,483	41,351,517
June 1 to June 30	48,698	128.58	38,697,181	41,302,819
Total	172,798
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
July 26, 2022