Form 10-Q
period 2022-09-30
KIMBERLY CLARK CORP
filed 2022-10-25
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of October 18, 2022, there were 337,492,094 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2022	2021	2022	2021
Net Sales	$5,053	$5,010	$15,211	$14,475
Cost of products sold	3,510	3,527	10,619	9,923
Gross Profit	1,543	1,483	4,592	4,552
Marketing, research and general expenses	873	819	2,665	2,488
Other (income) and expense, net	15	7	(42)	24
Operating Profit	655	657	1,969	2,040
Nonoperating expense	(18)	(10)	(49)	(71)
Interest income	4	1	7	4
Interest expense	(73)	(64)	(206)	(192)
Income Before Income Taxes and Equity Interests	568	584	1,721	1,781
Provision for income taxes	(127)	(126)	(356)	(386)
Income Before Equity Interests	441	458	1,365	1,395
Share of net income of equity companies	29	21	81	88
Net Income	470	479	1,446	1,483
Net income attributable to noncontrolling interests	(3)	(10)	(19)	(26)
Net Income Attributable to Kimberly-Clark Corporation	$467	$469	$1,427	$1,457

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.38	$1.39	$4.23	$4.32
Diluted	$1.38	$1.39	$4.22	$4.31
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2022	2021	2022	2021
Net Income	$470	$479	$1,446	$1,483
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(316)	(151)	(530)	(288)
Employee postretirement benefits	20	16	36	45
Other	45	35	79	93
Total Other Comprehensive Income (Loss), Net of Tax	(251)	(100)	(415)	(150)
Comprehensive Income	219	379	1,031	1,333
Comprehensive (income) loss attributable to noncontrolling interests	9	1	7	(8)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$228	$380	$1,038	$1,325
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2022 Data is Unaudited)

(Millions of dollars)	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$362	$270
Accounts receivable, net	2,333	2,207
Inventories	2,281	2,239
Other current assets	649	849
Total Current Assets	5,625	5,565
Property, Plant and Equipment, Net	7,737	8,097
Investments in Equity Companies	266	290
Goodwill	2,043	1,840
Other Intangible Assets, Net	866	810
Other Assets	1,299	1,235
TOTAL ASSETS	$17,836	$17,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$959	$433
Trade accounts payable	3,660	3,840
Accrued expenses and other current liabilities	2,190	2,096
Dividends payable	388	380
Total Current Liabilities	7,197	6,749
Long-Term Debt	7,628	8,141
Noncurrent Employee Benefits	837	809
Deferred Income Taxes	636	694
Other Liabilities	695	681
Redeemable Common and Preferred Securities of Subsidiaries	260	26
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at September 30, 2022 and December 31, 2021	473	473
Additional paid-in capital	633	605
Common stock held in treasury, at cost - 41.1 and 41.8 million shares at September 30, 2022 and December 31, 2021, respectively	(5,126)	(5,183)
Retained earnings	8,086	7,858
Accumulated other comprehensive income (loss)	(3,629)	(3,239)
Total Kimberly-Clark Corporation Stockholders' Equity	437	514
Noncontrolling Interests	146	223
Total Stockholders' Equity	583	737
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,836	$17,837
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2022
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2022	378,597	$473	$598	40,962	$(5,111)	$8,022	$(3,389)	$149	$742
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	467	—	9	476
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(239)	(13)	(252)
Stock-based awards exercised or vested	—	—	(2)	(84)	9	—	—	—	7
Shares repurchased	—	—	—	191	(25)	—	—	—	(25)
Recognition of stock-based compensation	—	—	31	—	—	—	—	—	31
Dividends declared ($1.16 per share)	—	—	—	—	—	(391)	—	(1)	(392)
Other	—	—	6	—	1	(12)	(1)	2	(4)
Balance at September 30, 2022	378,597	$473	$633	41,069	$(5,126)	$8,086	$(3,629)	$146	$583

	Nine Months Ended September 30, 2022
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	378,597	$473	$605	41,762	$(5,183)	$7,858	$(3,239)	$223	$737
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,427	—	30	1,457
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(389)	(26)	(415)
Stock-based awards exercised or vested	—	—	(81)	(1,272)	131	—	—	—	50
Shares repurchased	—	—	—	579	(75)	—	—	—	(75)
Recognition of stock-based compensation	—	—	98	—	—	—	—	—	98
Dividends declared ($3.48 per share)	—	—	—	—	—	(1,174)	—	(82)	(1,256)
Other	—	—	11	—	1	(25)	(1)	1	(13)
Balance at September 30, 2022	378,597	$473	$633	41,069	$(5,126)	$8,086	$(3,629)	$146	$583
See notes to the unaudited interim consolidated financial statements.

	Three Months Ended September 30, 2021
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2021	378,597	$473	$627	41,661	$(5,159)	$7,798	$(3,215)	$234	$758
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	469	—	10	479
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(89)	(11)	(100)
Stock-based awards exercised or vested	—	—	(1)	(237)	26	—	—	—	25
Shares repurchased	—	—	—	429	(58)	—	—	—	(58)
Recognition of stock-based compensation	—	—	(13)	—	—	—	—	—	(13)
Dividends declared ($1.14 per share)	—	—	—	—	—	(384)	—	—	(384)
Other	—	—	1	—	—	—	(1)	—	—
Balance at September 30, 2021	378,597	$473	$614	41,853	$(5,191)	$7,883	$(3,305)	$233	$707

	Nine Months Ended September 30, 2021
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	378,597	$473	$657	39,873	$(4,899)	$7,567	$(3,172)	$243	$869
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,457	—	25	1,482
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(132)	(18)	(150)
Stock-based awards exercised or vested	—	—	(78)	(1,189)	130	—	—	—	52
Shares repurchased	—	—	—	3,169	(422)	—	—	—	(422)
Recognition of stock-based compensation	—	—	28	—	—	—	—	—	28
Dividends declared ($3.42 per share)	—	—	—	—	—	(1,154)	—	(17)	(1,171)
Other	—	—	7	—	—	13	(1)	—	19
Balance at September 30, 2021	378,597	$473	$614	41,853	$(5,191)	$7,883	$(3,305)	$233	$707

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2022	2021
Operating Activities
Net income	$1,446	$1,483
Depreciation and amortization	568	572
Asset impairments	—	3
Gain on previously held equity investment in Thinx	(85)	—
Stock-based compensation	101	30
Deferred income taxes	(131)	(42)
Net (gains) losses on asset dispositions	14	34
Equity companies' earnings (in excess of) less than dividends paid	(21)	(25)
Operating working capital	(166)	(432)
Postretirement benefits	6	39
Other	10	6
Cash Provided by Operations	1,742	1,668
Investing Activities
Capital spending	(679)	(734)
Acquisition of business, net of cash acquired	(46)	—
Proceeds from dispositions of property	7	31
Investments in time deposits	(411)	(632)
Maturities of time deposits	632	598
Other	(20)	1
Cash Used for Investing	(517)	(736)
Financing Activities
Cash dividends paid	(1,167)	(1,133)
Change in short-term debt	487	854
Debt proceeds	—	5
Debt repayments	(312)	(269)
Proceeds from exercise of stock options	84	52
Acquisitions of common stock for the treasury	(74)	(393)
Cash dividends paid to noncontrolling interests	(82)	(17)
Other	(45)	(40)
Cash Used for Financing	(1,109)	(941)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(24)	(8)
Change in Cash and Cash Equivalents	92	(17)
Cash and Cash Equivalents - Beginning of Period	270	303
Cash and Cash Equivalents - End of Period	$362	$286
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
Highly Inflationary Accounting
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, the countries’ functional currency becomes the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material. As of September 30, 2022, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the nine months ended September 30, 2022 and 2021.
In the first quarter of 2022, published inflation indices indicated that the three-year cumulative inflation in Turkey exceeded 100 percent, and as of April 1, 2022, we elected to adopt highly inflationary accounting for our subsidiary in Turkey (“K-C Turkey”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material. As of September 30, 2022, K-C Turkey had a small net lira monetary position. Net sales of K-C Turkey were less than 1 percent of our consolidated net sales for the nine months ended September 30, 2022.
Recently Issued Accounting Standard
In September 2022, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The new guidance requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the provision on roll forward information, which is effective for fiscal years beginning after December 15, 2023. As the guidance requires only additional disclosures, the effects of this standard on our financial position, results of operations and cash flows are not expected to be material.
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
Other Intangible Assets, Net includes brands and customer relationships which have estimated useful lives of 4 to 15 years, primarily 15 years. Based on the carrying value of these finite-lived assets as of September 30, 2022, amortization expense per year for each of the next five years is estimated to be approximately $8.
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
As a result of this transaction during the quarter ended March 31, 2022, an $85 non-recurring, non-cash gain was recognized in Other (income) expense, net as a result of the remeasurement of the carrying value of our previously held equity investment to fair value, and related transaction and integration costs of $21 were recorded in Marketing, research and general expenses. This recognition resulted in a net benefit of $64 pre-tax ($68 after tax) being included in our consolidated income statement for the quarter ended March 31, 2022. In addition, we removed the non-cash gain impact from Operating Activities in our consolidated cash flow statements for the nine months ended September 30, 2022.
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
During the nine months ended September 30, 2022 and for the full year 2021, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At September 30, 2022 and December 31, 2021, derivative assets were $283 and $65, respectively, and derivative liabilities were $131 and $41, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 6.
Redeemable common and preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of September 30, 2022 and December 31, 2021, the securities were valued at $260 and $26, respectively. No redeemable common securities were outstanding at December 31, 2021. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $63 and $72 at September 30, 2022 and December 31, 2021, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		September 30, 2022		December 31, 2021
Assets
Cash and cash equivalents(a)	1	$362	$362	$270	$270
Time deposits(b)	1	168	168	416	416
Liabilities
Short-term debt(c)	2	599	599	118	118
Long-term debt(d)	2	7,988	7,269	8,456	9,492
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

Note 4. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2022	2021	2022	2021
Basic	337.6	336.8	337.3	337.4
Dilutive effect of stock options and restricted share unit awards	0.7	0.7	1.0	1.0
Diluted	338.3	337.5	338.3	338.4
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of September 30, 2022 and 2021 was 337.5 million and 336.7 million, respectively.
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
The change in net unrealized currency translation for the nine months ended September 30, 2022 was primarily due to the weakening of certain foreign currencies versus the U.S. dollar.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2020	$(2,157)	$(912)		$(40)		$(63)
Other comprehensive income (loss) before reclassifications	(266)	5		(12)		56
(Income) loss reclassified from AOCI	—	52	(a)	(3)	(a)	35
Net current period other comprehensive income (loss)	(266)	57		(15)		91
Balance as of September 30, 2021	$(2,423)	$(855)		$(55)		$28

Balance as of December 31, 2021	$(2,422)	$(803)		$(34)		$20
Other comprehensive income (loss) before reclassifications	(501)	(6)		(2)		101
(Income) loss reclassified from AOCI	—	44	(a)	—	(a)	(26)
Net current period other comprehensive income (loss)	(501)	38		(2)		75
Balance as of September 30, 2022	$(2,923)	$(765)		$(36)		$95
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
At September 30, 2022 and December 31, 2021, derivative assets were $283 and $65, respectively, and derivative liabilities were $131 and $41, respectively, primarily comprised of foreign currency exchange contracts. Derivative assets are recorded in

Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of September 30, 2022, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $465, respectively. For the nine months ended September 30, 2022 and 2021, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of September 30, 2022, outstanding commodity forward contracts were in place to hedge a limited portion of our estimated requirements of the related underlying commodities in the remainder of 2022 and future periods. During 2022, we increased the notional level of our foreign currency designated cash flow hedges to help mitigate the impacts of significantly increased macroeconomic foreign currency rate fluctuations, and as of September 30, 2022, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $2,106. For the nine months ended September 30, 2022 and 2021, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2022, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at September 30, 2022 is September 2025.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.3 billion at September 30, 2022. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the nine months ended September 30, 2022, unrealized gains of $176 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of September 30, 2022.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Losses of $13 and $2 were recorded in the three months ended September 30, 2022 and 2021, respectively. Losses of $48 and $8 were recorded in the nine months ended September 30, 2022 and 2021, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At September 30, 2022, the notional value of these undesignated derivative instruments was approximately $2.1 billion.
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
The principal sources of revenue in each global business segment are described below:
•Personal Care brands offer our consumers a trusted partner in caring for themselves and their families by delivering confidence, protection and discretion through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, reusable underwear and other related products.  Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, DryNites, Sweety, Kotex, U by Kotex, Intimus, Thinx, Depend, Plenitud, Softex, Poise and other brand names.
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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended September 30			Nine Months Ended September 30
	2022	2021	Change	2022	2021	Change
NET SALES
Personal Care	$2,628	$2,656	-1%	$8,067	$7,635	+6%
Consumer Tissue	1,578	1,541	+2%	4,683	4,475	+5%
K-C Professional	836	797	+5%	2,418	2,314	+4%
Corporate & Other	11	16	N.M.	43	51	N.M.
TOTAL NET SALES	$5,053	$5,010	+1%	$15,211	$14,475	+5%

OPERATING PROFIT
Personal Care	$423	$496	-15%	$1,364	$1,431	-5%
Consumer Tissue	218	222	-2%	567	687	-17%
K-C Professional	119	96	+24%	294	332	-11%
Corporate & Other(a)	(90)	(150)	N.M.	(298)	(386)	N.M.
Other (income) and expense, net(a)	15	7	+114%	(42)	24	N.M.
TOTAL OPERATING PROFIT	$655	$657	—	$1,969	$2,040	-3%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including the non-cash, non-recurring gain and transaction and integration costs related to the acquisition of a controlling interest in Thinx in 2022 and charges related to the 2018 Global Restructuring Program in 2021. Restructuring charges related to the Personal Care, Consumer Tissue and K-C Professional for the three months ended September 30, 2021 were, $32, $42, and $10, respectively and for the nine months ended September 30, 2021 were $71, $84 and $19, respectively.
N.M. - Not Meaningful
Sales of Principal Products:

	Three Months Ended September 30		Nine Months Ended September 30
(Billions of dollars)	2022	2021	2022	2021
Baby and child care products	$1.7	$1.8	$5.5	$5.3
Consumer tissue products	1.6	1.5	4.7	4.5
Away-from-home professional products	0.8	0.8	2.4	2.3
All other	1.0	0.9	2.6	2.4
Consolidated	$5.1	$5.0	$15.2	$14.5
Note 8. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2022			December 31, 2021
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$167	$382	$549	$141	$352	$493
Work in process	148	105	253	153	89	242
Finished goods	613	815	1,428	607	835	1,442
Supplies and other	—	292	292	—	280	280
	928	1,594	2,522	901	1,556	2,457
Excess of FIFO or weighted-average cost over LIFO cost	(241)	—	(241)	(218)	—	(218)
Total	$687	$1,594	$2,281	$683	$1,556	$2,239
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2022	December 31, 2021
Land	$153	$169
Buildings	2,972	2,993
Machinery and equipment	14,372	14,606
Construction in progress	647	760
	18,144	18,528
Less accumulated depreciation	(10,407)	(10,431)
Total	$7,737	$8,097

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
•Overview of Third Quarter 2022 Results
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
This section presents a discussion and analysis of our third quarter 2022 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Change in foreign currency exchange rates, acquisitions and exited businesses also impact the year-over-year change in net sales. Our analysis compares the three and nine months ended September 30, 2022 results to the same periods in 2021.
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:

•Pension settlements - In 2022, pension settlement charges were recognized related to lump-sum distributions from pension plan assets exceeding the total of annual service and interest costs resulting in a recognition of deferred actuarial losses.
•Acquisition of controlling interest in Thinx – In the first quarter of 2022, we increased our investment in Thinx. As a result of this transaction, a net benefit was recognized primarily due to the non-recurring, non-cash gain recognized related to the remeasurement of the carrying value of our previously held equity investment to fair value partially offset by transaction and integration costs. See Item 1, Note 2 to the unaudited interim consolidated financial statements for details.
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
Overview of Third Quarter 2022 Results
•Net sales of $5.1 billion increased 1 percent compared to the year-ago period, including organic sales growth of 5 percent.
•Operating profit was $655 in 2022 and $657 in 2021. Net Income Attributable to Kimberly-Clark Corporation was $467 in 2022 compared to $469 in 2021, and diluted earnings per share were $1.38 in 2022 compared to $1.39 in 2021. Results in 2022 include pension settlement charges, compared to 2021 results, which include charges related to the 2018 Global Restructuring Program.
Results of Operations and Related Information
This section presents a discussion and analysis of our third quarter 2022 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended September 30			Nine Months Ended September 30
	2022	2021	Percent Change	2022	2021	Percent Change
Net Sales:
North America	$2,682	$2,692	—	$7,953	$7,436	+7%
Outside North America	2,446	2,399	+2%	7,471	7,274	+3%
Intergeographic sales	(75)	(81)	-7%	(213)	(235)	-9%
Total Net Sales	5,053	5,010	+1%	15,211	14,475	+5%
Operating Profit:
North America	519	564	-8%	1,475	1,561	-6%
Outside North America	241	250	-4%	750	889	-16%
Corporate & Other(a)	(90)	(150)	N.M.	(298)	(386)	N.M.
Other (income) and expense, net(a)	15	7	+114%	(42)	24	N.M.
Total Operating Profit	655	657	—	1,969	2,040	-3%
Share of net income of equity companies	29	21	+38%	81	88	-8%
Net Income Attributable to Kimberly-Clark Corporation	467	469	—	1,427	1,457	-2%
Diluted Earnings per Share	1.38	1.39	-1%	4.22	4.31	-2%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful

GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended September 30, 2022
	As Reported	Pension Settlements	As Adjusted Non-GAAP
Nonoperating expense	$(18)	$(10)	$(8)
Provision for income taxes	(127)	2	(129)
Effective tax rate	22.4%	—	22.3%
Net Income Attributable to Kimberly-Clark Corporation	467	(8)	475
Diluted Earnings per Share(a)	1.38	(0.02)	1.40

	Three Months Ended September 30, 2021
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$3,527	$48	$3,479
Gross Profit	1,483	(48)	1,531
Marketing, research and general expenses	819	39	780
Other (income) and expense, net	7	1	6
Operating Profit	657	(88)	745
Nonoperating expense	(10)	(9)	(1)
Provision for income taxes	(126)	16	(142)
Effective tax rate	21.6%	—	20.9%
Net income attributable to noncontrolling interests	(10)	2	(12)
Net Income Attributable to Kimberly-Clark Corporation	469	(79)	548
Diluted Earnings per Share(a)	1.39	(0.23)	1.62

	Nine Months Ended September 30, 2022
	As Reported	Acquisition of Controlling Interest in Thinx	Pension Settlements	As Adjusted Non-GAAP
Marketing, research and general expenses	$2,665	$21	$—	$2,644
Other (income) and expense, net	(42)	(85)	—	43
Operating Profit	1,969	64	—	1,905
Nonoperating expense	(49)	—	(34)	(15)
Provision for income taxes	(356)	4	8	(368)
Effective tax rate	20.7%	—	—	21.8%
Net Income Attributable to Kimberly-Clark Corporation	1,427	68	(26)	1,385
Diluted Earnings per Share(a)	4.22	0.20	(0.08)	4.09

	Nine Months Ended September 30, 2021
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$9,923	$98	$9,825
Gross Profit	4,552	(98)	4,650
Marketing, research and general expenses	2,488	78	2,410
Other (income) and expense, net	24	9	15
Operating Profit	2,040	(185)	2,225
Nonoperating expense	(71)	(65)	(6)
Provision for income taxes	(386)	48	(434)
Effective tax rate	21.7%	—	21.4%
Net income attributable to noncontrolling interests	(26)	3	(29)
Net Income Attributable to Kimberly-Clark Corporation	1,457	(199)	1,656
Diluted Earnings per Share(a)	4.31	(0.59)	4.89
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.
Analysis of Consolidated Results

Net Sales	Percent Change		Adjusted Operating Profit	Percent Change
	Three Months Ended September 30	Nine Months Ended September 30		Three Months Ended September 30	Nine Months Ended September 30
Volume	(5)	(1)	Volume	(13)	(7)
Net Price	9	8	Net Price	63	52
Mix/Other	1	1	Input Costs	(48)	(55)
Currency	(4)	(3)	Cost Savings(c)	11	8
Total(a)	1	5	Currency Translation	(2)	(2)
			Other(d)	(23)	(10)
Organic(b)	5	8	Total	(12)	(14)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE (Focused On Reducing Costs Everywhere) program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Net sales in the third quarter of $5.1 billion increased 1 percent compared to the year-ago period. Organic sales increased 5 percent as changes in net selling prices and product mix increased sales by 9 percent and 1 percent, respectively, while volumes declined 5 percent. Changes in foreign currency exchange rates reduced sales by 4 percent.
In North America, organic sales decreased 2 percent in consumer products and increased 5 percent in K-C Professional. Outside North America, organic sales rose 11 percent in both D&E and developed markets.
Operating profit in the third quarter was $655 in 2022 and $657 in 2021. Excluding the charges related to the 2018 Global Restructuring Program, 2021 adjusted operating profit was $745. Results were impacted by $360 of higher input costs, lower volumes, higher marketing, research and general expense as well as unfavorable foreign currency effects. Results benefited from higher net selling prices and $80 of cost savings from our FORCE program.
The third quarter effective tax rate was 22.4 percent in 2022 and 21.6 percent in 2021. The third quarter adjusted effective tax was 22.3 percent in 2022 and 20.9 percent in 2021.
Our share of net income of equity companies in the third quarter was $29 in 2022 and $21 in 2021.
Diluted net income per share for the third quarter was $1.38 in 2022 and $1.39 in 2021. Third quarter adjusted earnings per share were $1.40 in 2022, a decrease of 14 percent compared to $1.62 in 2021.

Year-to-date net sales of $15.2 billion increased 5 percent compared to the year ago period. Organic sales increased 8 percent, as changes in net selling prices and product mix increased sales by 8 percent and 1 percent, respectively, and volumes declined 1 percent. Changes in foreign currency exchange rates decreased sales by 3 percent. Year-to-date operating profit was $1,969 in 2022 and $2,040 in 2021. Results in 2022 include the net benefit of the acquisition of a controlling interest of Thinx, and results in 2021 include charges related to the 2018 Global Restructuring Program. Year-to-date adjusted operating profit was $1,905 in 2022 and $2,225 in 2021. Results were impacted by over $1.2 billion of higher input costs, higher marketing, research and general spending and unfavorable foreign currency effects. Results benefited from organic sales growth, $175 of FORCE savings and lower other manufacturing costs.
Through nine months, diluted net income per share was $4.22 in 2022 and $4.31 in 2021. Year-to-date adjusted earnings per share were $4.09 in 2022, a decrease of 16 percent compared to $4.89 in 2021.
Results by Business Segments
Personal Care

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021		2022	2021	2022	2021
Net Sales	$2,628	$2,656	$8,067	$7,635	Operating Profit	$423	$496	$1,364	$1,431

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		(7)		(2)	Volume		(14)		(5)
Net Price		8		8	Net Price		44		45
Mix/Other		1		2	Input Costs		(29)		(37)
Acquisition/Exited Businesses(e)		1		—	Cost Savings(c)		7		6
Currency		(4)		(3)	Currency Translation		(2)		(3)
Total(a)		(1)		6	Other(d)		(21)		(11)
Organic(b)		2		8	Total		(15)		(5)
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
Third quarter net sales in North America decreased 5 percent. Volumes declined 10 percent, while changes in net selling prices increased sales by 4 percent and the Thinx acquisition increased sales by approximately 2 percent. The volume comparison reflects elevated shipments in the year ago period to restore retailer inventory levels following supply disruptions. The planned exit of a private label contract earlier this year as well as some reductions in retailer inventory levels late in the quarter also impacted the comparison.
Net sales in D&E markets increased 5 percent. Changes in net selling prices and product mix increased sales by 15 percent and 3 percent, respectively, while volumes declined 6 percent. Changes in foreign currency exchange rates decreased sales by 6 percent. Organic sales growth was strong across Latin America and the Asia Pacific region.
Net sales in developed markets outside North America decreased 4 percent. Changes in foreign currency exchange rates reduced sales by 12 percent. Changes in net selling prices increased sales by 5 percent and volumes grew 3 percent.
Operating profit of $423 decreased 15 percent. The comparison was impacted by input cost inflation, lower volumes and associated fixed cost under absorption, higher marketing, research and general spending as well as unfavorable foreign currency effects. Results benefited from higher net selling prices and cost savings.

Consumer Tissue

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021		2022	2021	2022	2021
Net Sales	$1,578	$1,541	$4,683	$4,475	Operating Profit	$218	$222	$567	$687

Net Sales	Percent Change		Percent Change		Operating Profit	Percent Change		Percent Change
Volume		(3)		1	Volume		(7)		(3)
Net Price		9		7	Net Price		63		46
Mix/Other		—		—	Input Costs		(62)		(69)
Currency		(4)		(3)	Cost Savings(c)		11		8
Total(a)		2		5	Currency Translation		(1)		(1)
					Other(d)		(6)		2
Organic(b)		7		8	Total		(2)		(17)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Third quarter net sales in North America increased 5 percent. Changes in net selling prices increased sales by 7 percent, while volumes declined 2 percent. Higher net selling prices were achieved across all sub-segments while volume decline was primarily in bathroom tissue.
Net sales in D&E markets increased 3 percent. Changes in net selling prices and product mix increased sales by 12 percent and 1 percent, respectively, while volumes declined 6 percent. Changes in foreign currency exchange rates decreased sales by 5 percent.
Net sales in developed markets outside North America decreased 2 percent. Changes in foreign currency exchange rates decreased sales by 13 percent. Changes in net selling prices increased sales by approximately 12 percent, while volumes declined 1 percent.
Operating profit of $218 decreased 2 percent. The comparison was impacted by input cost inflation, higher marketing, research and general spending, and unfavorable foreign currency effects. Results benefited from organic sales growth, cost savings and lower other manufacturing costs.
K-C Professional

	Three Months Ended September 30		Nine Months Ended September 30				Three Months Ended September 30	Nine Months Ended September 30
	2022	2021	2022	2021		2022	2021	2022	2021
Net Sales	$836	$797	$2,418	$2,314	Operating Profit	$119	$96	$294	$332

Net Sales	Percent Change		Percent Change			Operating Profit	Percent Change	Percent Change
Volume		(5)		(3)		Volume	(14)		(16)
Net Price		14		9		Net Price	113		63
Mix/Other		1		1		Input Costs	(77)		(68)
Currency		(4)		(3)		Cost Savings(c)	21		11
Total(a)		5		4		Currency Translation	(5)		(2)
						Other(d)	(14)		1
Organic(b)		9		7		Total	24		(11)
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.

Third quarter net sales in North America increased 5 percent. Changes in net selling prices and product mix increased sales by 14 percent and approximately 1 percent, respectively, while volumes declined 9 percent. Washroom products sales were up double-digits while sales of safety products decreased versus a strong year-ago.
Net sales in D&E markets increased 7 percent. Changes in net selling prices increased sales by 8 percent, volumes grew 2 percent, and changes in product mix increased sales by approximately 2 percent. Changes in foreign currency exchange rates decreased sales by 6 percent.
Net sales in developed markets outside North America increased 5 percent. Changes in net selling prices and product mix increased sales by 19 percent and 1 percent, respectively. Changes in foreign currency exchange rates decreased sales by 15 percent.
Operating profit of $119 increased 24 percent. Results benefited from higher net selling prices and cost savings. The comparison was impacted by input cost inflation, lower volumes and unfavorable foreign currency effects.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $1.7 billion for the first nine months of 2022, consistent with the prior year.
Investing
During the nine months ended September 30, 2022, our capital spending was $679 compared to $734 in the prior year. We now anticipate that full year capital spending will be $0.9 billion to $1.0 billion. Acquisition of business, net of cash acquired of $46 in the first nine months of 2022 reflected the acquisition of a controlling interest of Thinx.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $0.6 billion as of September 30, 2022 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the third quarter of 2022 was $0.7 billion. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At September 30, 2022 and December 31, 2021, total debt was $8.6 billion.
We maintain a $2.0 billion revolving credit facility which expires in June 2026 and a $775 revolving credit facility which expires in June 2023.  These facilities, currently unused, support our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
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
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first nine months of 2022, we repurchased 579 thousand shares of our common stock at a cost of $75 through a broker in the open market. We are targeting full-year 2022 share repurchases of approximately $100, subject to market conditions.
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
For a description of certain factors that could cause our future results to differ from those expressed in these forward-looking statements, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 entitled "Risk Factors." Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.
Item 4.    Controls and Procedures
As of September 30, 2022, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2022. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the third quarter of 2022 were made through a broker in the open market.
The following table contains information for shares repurchased during the third quarter of 2022. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2022)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
July 1 to July 31	46,500	$133.97	38,743,681	41,256,319
August 1 to August 31	69,300	134.05	38,812,981	41,187,019
September 1 to September 30	76,200	122.16	38,889,181	41,110,819
Total	192,000
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

Item 6.    Exhibits
(a)Exhibits
Exhibit No. (10)d. Kimberly-Clark Corporation Voluntary Deferred Compensation Plan, incorporated by reference to Exhibit (10)d of the Corporation’s Current Report on Form 8-K dated September 15, 2022.
Exhibit No. (10)g. Summary of Kimberly-Clark Corporation Executive Long-Term Disability Plan, filed herewith.
Exhibit No. (10)p. Severance Pay Plan, amended and restated, September 1, 2022, filed herewith.
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
October 25, 2022