Form 10-K
period 2022-12-31
KIMBERLY CLARK CORP
filed 2023-02-09
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2022 (based on closing stock price on the New York Stock Exchange as of such date) was approximately $45.6 billion.
As of January 31, 2023, there were 337,507,349 shares of Kimberly-Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's Annual Meeting of Stockholders to be held on April 20, 2023 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2022 Annual Report

PART I

ITEM 1.    BUSINESS
Kimberly-Clark Corporation was founded in 1872 and incorporated in Delaware in 1928. We are a global company focused on delivering products and solutions that provide better care for a better world through product innovation and building our personal care, consumer tissue and K-C Professional brands. We are principally engaged in the manufacturing and marketing of a wide range of products mostly made from natural or synthetic fibers using advanced technologies in fibers, nonwovens and absorbency. Unless the context indicates otherwise, the terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
Description of Kimberly-Clark
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments as follows:
•Personal Care brands offer our consumers a trusted partner in caring for themselves and their families by delivering confidence, protection and discretion through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, reusable underwear and other related products.  Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, DryNites, Sweety, Kotex, U by Kotex, Intimus, Thinx, Poise, Depend, Plenitud, Softex and other brand names.
•Consumer Tissue offers a wide variety of innovative solutions and trusted brands that responsibly improve everyday living for families around the world.  Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Andrex, Viva, Scottex, Neve and other brand names.
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
Our largest customer, Walmart Inc., represented approximately 13 percent in 2022, 14 percent in 2021 and 15 percent in 2020 of our consolidated net sales. Net sales to Walmart Inc. were primarily in the Personal Care and Consumer Tissue segments.
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181 consisting of cash of $53, the fair value of our previously held equity investment of $127, and certain share-based award costs of $1. See Item 8, Note 3 to the consolidated financial statements for details on the Thinx acquisition.
On October 24, 2022, we entered into an agreement to sell our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $175, subject to certain working capital and other closing adjustments. The transaction also includes a licensing agreement to allow the acquirer to manufacture and market in Brazil the Kleenex, Scott and Wypall brands to consumers and away-from-home customers for a period of time. The transaction is pending customary conditions and

1	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

regulatory approval and is expected to close in the first half of 2023. The assets included in the sale agreement have been reclassified to Other current assets as of December 31, 2022.
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
Corporate Responsibility and Sustainability
Better care for a better world begins with working to ensure the health and safety of our customers, consumers, and employees, promoting inclusion, equity and diversity within our business, and making efforts to protect the rights of workers across our supply chain. We also believe we can make meaningful contributions to gender equality, clean water and sanitation, climate action and responsible consumption and production. Our sustainability strategy puts our brand, supply chain and innovation teams to work with the goal of creating shared value by addressing global challenges and is focused on addressing impactful climate-related risks and opportunities throughout our value chain.
We are committed to making lives better while working to safeguard the earth’s natural systems. We implement this commitment by considering our sustainability goals during our business and capital planning processes, aligning the priorities of our supply chain, brand and innovation teams, and establishing meaningful performance indicators. Our environmental priorities include reducing our use of new fossil fuel-based plastic, while enabling circular systems to recover the materials in our products and packaging; reducing our products’ use of natural forest fiber, while protecting forest biodiversity and supporting forest dependent communities; reducing greenhouse gas emissions along our value chain, with goals approved by the Science Based Targets initiative ("SBTi"); and building resilience to water risk at our facilities and in our communities in water-stressed regions around the world. The United Nations' Sustainable Development Goals are accepted as the best shared definition of what needs to be done over the next decade, and we have aligned our goals with that framework. Progress on our strategy is outlined in our sustainability and Task Force on Climate-Related Disclosure ("TCFD") reports.

2	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

For 2023 and 2024, we expect total capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at our facilities to be approximately $45 and $55, respectively. Total operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental fees, and research and engineering costs, are expected to be approximately $115 in 2023 and $100 in 2024.
Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. Current environmental spending estimates could be modified as a result of changes in our plans or changes in legal requirements, including any requirements related to global climate change or other factors.
Regulatory Compliance
We are subject to many laws and regulations across all the countries in which we do business, and we are particularly impacted by those relating to product safety, environmental protection and data privacy and protection.
We are obligated to comply with regulations that cover product safety, efficacy, manufacturing, advertising, labeling and safety reporting. These include requirements that we provide a label that highlights perceived concerns about a product or warns consumers of risks of using our products. In some cases, it may be necessary to initiate product recalls if safety risks are considered to exist. All our facilities and other operations are subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. We are also subject to various laws and regulations related to data privacy and protection, including the European Union’s General Data Protection Regulation ("GDPR"), Brazil's General Data Protection Law ("LGPD"), China's Personal Information Protection Law ("PIPL"), and the California Consumer Privacy Act of 2018 ("CCPA").
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
Human Capital Management
We had approximately 44,000 employees as of December 31, 2022 in our consolidated operations. Approximately 30 percent of our employees were located in North America and the remainder were in approximately 60 countries outside of North America. Overall, approximately 60 percent of our workforce was directly involved in manufacturing and distribution operations.
In order to recruit, retain, develop, protect and fairly compensate our employees, we focus on four key areas: inclusion, equity and diversity, health and safety, development and employee engagement, and compensation and benefits.
•Inclusion, equity and diversity – We believe our business success is intricately tied to creating workplaces, communities and experiences where inclusion, equity and diversity are evident and thriving. We prioritize the need to cultivate a workforce where all are included and empowered to do their best work. Employing people from disparate backgrounds, cultures, and experiences amplifies our ability to gather insights, foster innovation and understand the culture, context, and mindset of consumers around the world. As a company who serves consumers and communities, we work to cultivate a workforce comprised of people who look, think, and behave like the people who use our products – now and in the future. As such, we support workforce inclusion, equity and diversity and consider it a fundamental business strategy. We continue to make progress on our short-and long-term goals for women and U.S. People of Color in all management roles. The Management Development and Compensation Committee (“MDC”) of the Board of Directors is responsible for reviewing our inclusion, equity and diversity strategy and related metrics.
•Health and safety – We are committed to the health and safety of our employees. We create and administer company-wide policies and processes designed to protect our employees and to comply with applicable safety regulations. Health and safety training is regularly provided to our employees. We review and monitor our performance closely to drive continuous improvement in our safety programs.

3	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

In response to the ongoing COVID-19 pandemic, we have implemented additional workplace safety programs and processes in all our facilities. As the circumstances and impacts of COVID-19 evolve, we continue to evaluate our response and adapt to protect the health and safety of our employees.
•Development and employee engagement – Developing talent and leaders at all levels of the organization and engaging our employees is critical to our long-term success. We maintain talent and succession planning processes and have leadership and management development programs as well as broad learning opportunities for all employees to support their career growth and advance their skills.
We also offer employees the opportunity to join Employee Resource Groups ("ERGs"). These groups foster professional development, social connectivity, and celebrate diversity throughout our company. Current ERGs provide community and insights into the perspectives and experiences of those with African, Hispanic, Latino, and Asian ancestry, women, and LGBTQ+, as well as parents, caregivers, people with disabilities, military veterans, and new employees. Our ERGs promote career development by allowing employees to connect with and learn from one another and help amplify our inclusion, equity and diversity efforts.
Further, in regard to employee engagement, we hold regular Town Hall meetings where employees can ask questions of executives and make their voice heard. We also host global conversations about racism, bias and other important topics. We engage in continuous listening via global surveys, on an ongoing basis, that offer our employees the ability to provide feedback and valuable insight to help address potential issues and identify opportunities to improve and support employee engagement.
•Compensation and benefits – We provide market-based competitive compensation through our salary, annual incentive and long-term incentive programs and robust benefits packages that promote employee well-being across all aspects of their lives. Eligible employees are compensated for their contributions to our goals with both short-term cash incentives and long-term equity-based incentives. We also provide a variety of resources and services to help our employees plan for retirement. We believe the structure of our compensation packages provides the appropriate incentives to attract, retain and motivate our employees.
The MDC is responsible for establishing and administering the policies governing annual compensation and long-term compensation to ensure that the policies are designed to align compensation with our overall business strategy and performance.
Available Information
We make financial information, news releases and other information available on our corporate website at www.kimberly-clark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after we file these reports and amendments with, or furnish them to, the Securities and Exchange Commission ("SEC"). The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. Stockholders may also contact Stockholder Services, P.O. Box 612606, Dallas, Texas 75261-2606 to obtain a hard copy of these reports without charge.
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

4	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

for these items, an inability to maintain favorable supplier arrangements and relations or an inability to avoid disruptions in production output could have an adverse effect on our financial results.
Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered waste paper, is used extensively in our tissue products and is subject to significant price fluctuations. Cellulose fiber, in the form of fluff pulp, is a key component in our personal care products. In past years, pulp prices have experienced significant volatility. Increases in pulp prices or limits in the availability of recycled fiber could adversely affect our earnings if selling prices for our finished products are not adjusted or if these adjustments significantly trail the increases in pulp prices. We utilize a variety of pricing structures to manage these risks but have not used derivative instruments.
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
Our manufacturing operations utilize electricity, natural gas and petroleum-based fuels. To help ensure we use energy efficiently and cost-effectively, we maintain energy efficiency improvement programs at our manufacturing sites. Our contracts with energy suppliers vary as to price, payment terms, quantities and duration. Our energy costs are also affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions (including actions taken to address climate change and related market responses) and geopolitical factors. There can be no assurance that we will be fully protected against substantial changes in the price or availability of energy sources.
There can be no assurance that our efforts to minimize the impact of increased costs, including increasing selling prices, in response to the increased costs will be successful.
Cyber-attacks, privacy breaches, data breaches or a failure of key information technology systems could disrupt our business operations and cause us financial and reputational damage.
Increased cyber-security threats and computer crime pose a potential risk to the security of our information technology systems, including those of third-party service providers with whom we have contracted, as well as the confidentiality, integrity and availability of the data stored on those systems. Further, data privacy is subject to frequently changing rules and regulations regarding the handling of personal data, such as the GDPR, LGPD, PIPL and CCPA. Any breach in our information technology security systems could result in the disclosure or misuse of confidential or proprietary information, including sensitive customer, supplier, employee or investor information maintained in the ordinary course of our business. Any such event, or any failure to comply with these data privacy requirements or other laws in this area, could cause damage to our reputation, loss of valuable information or loss of revenue and could result in legal liability, or regulatory or other penalties. In addition, we may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events.
Our information technology systems, some of which are dependent on services provided by third parties, serve an important role in the efficient and effective operation and administration of our business. These systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, user or system errors, computer viruses or cyber-based attacks. The risk of cyber-based attacks is heightened with many of our employees working and accessing our technology infrastructure remotely. While we have contingency plans in place to prevent or mitigate the impact of these events, if they were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations, which may adversely affect our business and financial results.
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

5	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

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
•Adverse political conditions. Risks related to political instability (including the war in Ukraine), expropriation, new or revised legal or regulatory constraints, difficulties in enforcing contractual and intellectual property rights, and potentially adverse tax consequences could adversely affect our financial results.
•Increases in dollar-based input costs for operations outside the U.S. due to weaker foreign exchange rates versus the U.S. dollar. There can be no assurance that we will be protected against substantial foreign currency fluctuations.
•Greater economic volatility and vulnerability to infrastructure and labor disruptions.
The inability to effectively manage foreign market risk could adversely affect our business, consolidated financial condition, results of operations or liquidity. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Item 8, Note 1 to the consolidated financial statements for information regarding our adoption of highly inflationary accounting in Argentina and Turkey.
Our operations in Russia and the surrounding region are impacted by the war in Ukraine.
The war between Russia and Ukraine has negatively impacted, and may continue to negatively impact, our operations in Russia and the surrounding region. Beginning in March 2022, we have implemented significant adjustments to our business in Russia. We have substantially curtailed media, advertising and promotional activity and suspended capital investments at our single manufacturing facility in Russia. Consistent with the humanitarian nature of our products, we manufacture and sell only essential items in Russia, such as baby diapers and feminine pads, which are critical to the health and hygiene of women, girls and babies. Our ability to continue our reduced operations in Russia may change as we continue to experience increased input costs, supply chain complexities, reduced consumer demand, restricted access to financial institutions and increased monetary, currency and payment controls. As the business, geopolitical, and regulatory environment concerning Russia evolves, we may not be able to sustain the limited manufacture and sale of our products, and our assets may be partially or fully impaired. Moreover, the war in Ukraine could result in cyber-based attacks to our information technology systems, disruptions to foreign exchange rates and financial and credit markets and amplify or affect the other risk factors set forth in this Part I, Item 1A, any of which may adversely affect our business.
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and cash flows.
Our business and financial results may be negatively impacted by health epidemics, pandemics and similar outbreaks. The ongoing COVID-19 pandemic has had and could continue to have negative impacts on our business, including causing significant volatility in demand for our products, changes in consumer behavior and preference, disruptions in our manufacturing and supply chain operations, disruptions to our cost saving programs, limitations on our employees’ ability to work and travel, significant changes in the economic or political conditions in markets in which we operate and related currency and commodity volatility. Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain its spread and mitigate its public health effects.

6	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Damage to the reputation of Kimberly-Clark or to one or more of our brands could adversely affect our business.
Developing and maintaining our reputation, as well as the reputation of our brands, is a critical factor in our relationship with consumers, customers, suppliers and others. Our inability to address adverse publicity or other issues, including concerns about product safety, quality, efficacy, environmental impacts (including packaging, energy and water use and waste management), inclusion, equity and diversity, human rights and other sustainability or similar matters, or breaches of consumer, customer, supplier, employee or other confidential information, real or perceived, could negatively impact sentiment towards us and our products and brands, and our business and financial results could suffer. In addition, our products could face withdrawal, recall or other quality issues. Consumers increasing use and reliance on social media for information could increase the risk of adverse publicity, potentially with negative perception of our products or brands. Our business and results could also be negatively impacted by the effects of product-related litigation, allegations of product tampering or contamination, or the distribution and sale of counterfeit products.
Disruption in our supply chain or our manufacturing or distribution operations could adversely affect our business.
Our ability to manufacture, distribute and sell products is critical to our operations. These activities are subject to inherent risks such as natural disasters, power outages, fires or explosions, labor strikes or labor shortages, terrorism, epidemics, pandemics (including the ongoing COVID-19 pandemic), import restrictions, regional economic, business, environmental or political events (including the war in Ukraine), governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change or other concerns regarding the sustainability of our business, which could disrupt our supply chain and impair our ability to manufacture or sell our products. This interruption, if not mitigated in advance or otherwise effectively managed, could adversely impact our business, financial condition and results of operations, as well as require additional resources to address.
We have a complex network of suppliers, including a number of sole-source and single-source suppliers for certain commodities and raw material inputs. In addition, third parties manufacture some of our products and provide certain administrative services. Disruptions or delays at these suppliers, third-party manufacturers or service providers due to the reasons above or the failure of these parties, manufacturers or service providers to otherwise satisfactorily perform, could adversely impact our operations, sales, payments to our suppliers, employees, and others, and our ability to report financial and management information on a timely and accurate basis. In the case of our sole-source suppliers, failure to successfully negotiate satisfactory purchase terms could adversely impact our business.
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

7	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Disruptions in the credit markets or changes to our credit ratings may adversely affect our business.
We access the long-term and short-term capital markets to obtain financing. Our financial performance, our short- and long-term debt credit ratings, interest rates, the stability of financial institutions with which we partner, geopolitical or national political developments (including those related to the ability of Congress to raise the U.S. federal debt ceiling), the stability and liquidity of the overall global capital markets and the state of the global economy, could affect our access to, and the availability and cost of, financing on acceptable terms and conditions and our ability to pay dividends in the future.
We regularly access the commercial paper market for ongoing funding requirements. A downgrade in our credit ratings by a credit rating agency could increase our borrowing costs and adversely affect our ability to issue commercial paper. Disruptions in the commercial paper market or other effects of volatile economic conditions on the credit markets also could reduce the amount of commercial paper that we could issue and raise our borrowing costs for both short- and long-term debt offerings.
Disruptions in the credit markets, limitations on our ability to borrow, a reduction in our liquidity or an increase in our borrowing costs could materially and adversely affect our financial condition and results of operations.
Climate change and other sustainability matters may adversely affect our business and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. We have transition risks related to the transition to a lower-carbon economy and physical risks related to the physical impacts of climate change. Transition risks include increased costs of carbon emission, increased cost to produce products in compliance with future regulations, increased raw materials cost, shifts in customer/consumer values and other legal, regulatory and technological risks. Physical risks include the risk of direct damage to assets or supply chain disruption caused by severe weather events such as floods, storms, wildfires and droughts. In addition, concern over climate change may result in new legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Despite our sustainability efforts, any failure to achieve our sustainability goals, including those aimed to reduce our impact on, improve or preserve the environment, or the perception (whether or not valid) that we have failed to act responsibly with respect to such matters or to effectively respond to new legal or regulatory requirements regarding climate change, could adversely affect our business and reputation.
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
Our products are sold in a highly competitive global marketplace, which continues to experience increased concentration and the growing presence of large-format retailers, discounters and e-tailers. With the consolidation of retail trade, both traditional retailers and e-tailers, we are dependent on key customers, and some of these customers, including large-format retailers and large e-tailers, may have significant bargaining power. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory destocking, limitations on access to shelf space, delisting of our products, additional requirements related to safety, environmental, social and other sustainability issues, and other conditions. If we lose a significant customer or if sales of our products to a significant customer materially decrease, our business, financial condition and results of operations may be adversely affected.
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

8	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

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
As a global company, we are subject to a wide variety of laws and governmental regulations across all of the countries in which we do business, including laws and regulations involving marketing, antitrust, anti-bribery or anti-corruption, data privacy, product liability, product composition or formulation, packaging content or corporate responsibility after consumer purchase, environmental impact, intellectual property, employment, healthcare or other matters.
We could be subject to significant legal liability and litigation expense if we fail to comply with applicable laws, regulations, policies and related interpretations. Our business is subject to the risk of litigation involving customers, consumers, suppliers, competitors, shareholders, government agencies or others through private actions, class actions, whistleblower claims, administrative proceedings, regulatory actions or other litigation. While it is our policy and practice to comply with all legal and regulatory requirements applicable to our business, we cannot provide assurance that our employees and agents will follow our policies and procedures at all times. A finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions, product recalls or criminal sanctions, any of which could adversely affect our business, results of operations, cash flows and financial condition. Whether or not a claim is successful, without merit or not fully pursued, negative publicity arising from allegations regarding our products, processes or business practices could adversely affect our reputation and brand image.
In addition, new or revised laws, regulations or their interpretation may alter the environment in which we do business which could adversely impact our financial results. For example, new legislation or regulations may result in increased costs to us, directly for our compliance, or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs, excise taxes or reduced availability of raw materials.
While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by

9	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if they prevail, the amount of our recovery.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2022, we own or lease:
•our principal executive office located in the Dallas, Texas metropolitan area;
•five operating segment and geographic headquarters at three U.S. and two international locations; and
•four global business service centers at one U.S. and three international locations.
The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
North America (in 14 states in the U.S.)	28
Outside North America	55
Total (in 33 countries)	83
Many of these facilities produce multiple products, some across multiple segments. Consumer tissue and K-C Professional products are produced in 48 facilities and personal care products are produced in 48 facilities. We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained.
ITEM 3.    LEGAL PROCEEDINGS
See Item 8, Note 11 to the consolidated financial statements, which is incorporated in this Item 3 by reference, for information on legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

10	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 9, 2023, together with certain biographical information, are as follows:
Ehab Abou-Oaf, 56, was elected President of K-C Professional in January 2022. He is responsible for our global business to business operations which provide a deep range of essential commercial products and services, including tissue and surface wipers, skin care, safety and do-it-yourself products. Previously, he served as Vice President, Middle East & Africa since 2020. Mr. Abouf-Oaf joined Kimberly-Clark from Mars, Inc., a manufacturer of confectionery, pet food, and other food products, where he had a number of positions with increasing responsibility over 19 years, including Regional President, Asia, Middle East & Africa Confectionery from 2017 to 2019 and Regional President, Asia Pacific, Middle East & Northern Africa Chocolate from 2016 to 2017. Prior to joining Mars, he spent ten years with The Procter & Gamble Company in packaging, product development and marketing roles. He also serves on the board of trustees of the American University in Cairo and on the board of directors of the Singapore American School.
Doug Cunningham, 51, was elected President, K-C Europe, Middle East & Africa ("EMEA") in 2021. He is responsible for our consumer business in our EMEA region. Prior to that, he served as Vice President and Managing Director, Australia & New Zealand since 2019. Mr. Cunningham joined Kimberly-Clark from Johnson & Johnson, a health care products company, where he served in multiple roles of increasing responsibility across Asia Pacific, North America and Africa, most recently as Managing Director, Johnson & Johnson Pacific.

Tamera Fenske, 44, was elected Senior Vice President and Chief Supply Chain Officer in September 2022. She is responsible for procurement, manufacturing, logistics, transportation, safety and sustainability, as well as our global nonwovens division. Ms. Fenske joined Kimberly-Clark from 3M Company where she served in multiple roles of increasing responsibility, most recently as Senior Vice President, U.S. and Canada Manufacturing and Supply Chain from February 2022 to September 2022, Senior Vice President Global Operations, Transportation & Electronics Business Group (TEBG) from 2021 to February 2022, Vice President of Global Operations, TEBG, from 2020 to 2021, Mfg/SC/LSS Vice President from 2018 to 2020, and Customer Value Stream Vice President from 2016 to 2018.
Zackery Hicks, 59, was elected Chief Digital and Technology officer in July 2022. He is responsible for all aspects of the company’s information technology and digital functions, including building brands and creating differentiated capability. Mr. Hicks joined Kimberly-Clark from Toyota Motors North America, Inc., a subsidiary of Toyota Motor Corporation, a multinational automotive manufacturer, where he served as Executive Vice President and Chief Digital Officer since April 2018, and held roles of increasing responsibility with Toyota since 1996, including CEO and President of Toyota Connected North America. He also serves on the board of directors of Signet Jewelers Ltd.
Michael D. Hsu, 58, has served as Chairman of the Board since January 2020 and as Chief Executive Officer since January 2019. Prior to that, he served as President and Chief Operating Officer since 2017, where he was responsible for the day-to-day operations of our business units, along with our global innovation, marketing and supply chain functions. He served as Group President, K-C North America from 2013 to 2016, where he was responsible for our consumer business in North America, as well as leading the development of new business strategies for global nonwovens. From 2012 to 2013, his title was Group President, North America Consumer Products. He has been a director of Kimberly-Clark since 2017. Prior to joining Kimberly-Clark, Mr. Hsu served as Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010 to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company. He also serves on the board of directors of Texas Instruments Incorporated.
Sandra R.A. Karrmann, 57, was elected Senior Vice President and Chief Human Resources Officer in 2020. She is responsible for the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, inclusion, equity and diversity organizational effectiveness and labor/employee relations. Ms. Karrmann joined Kimberly-Clark from Tenet Healthcare Corporation, a diversified healthcare services company, where she served as Executive Vice President and Chief Human Resources Officer since 2019 and Senior Vice President and Chief Human Resources Officer since 2017. Prior to joining Tenet, she served as Senior Vice President and Chief Human Resources Officer for United Surgical Partners International, which operates surgical facilities, since 2013.

11	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Alison Lewis, 55, was elected Chief Growth Officer in 2019. Ms. Lewis joined Kimberly-Clark from Johnson & Johnson, where she served as Chief Marketing Officer of the Global Consumer business since 2013. Prior to her role at Johnson & Johnson, Ms. Lewis served as Chief Marketing Officer, Senior Vice President, North America at The Coca-Cola Company.
Robert Long, 65, was elected Chief Research and Development Officer in 2021. He has global responsibility for the company's research and development, quality and regulatory functions, and is charged with accelerating growth through innovation that addresses opportunities to elevate Kimberly-Clark’s trusted brands. Mr. Long joined Kimberly-Clark from the Coca-Cola Company where he served in multiple roles of increasing responsibility, most recently as Senior Vice President for Global R&D and Chief Innovation Officer from 2016 to March 2021.
Jeffrey Melucci, 52, was elected Chief Business Development and Legal Officer in November 2020. From April 2020 to November 2020, he served as Senior Vice President, Business Development and General Counsel and from September 2017 to April 2020, he served as Senior Vice President - General Counsel. From January 2017 to September 2017, he served as Vice President, Senior Deputy General Counsel and General Counsel of Kimberly-Clark’s Global Operations. From 2013 to 2017, he served as Vice President and Deputy General Counsel. He also served as Chief Transformation Officer from November 2020 to October 2021, Corporate Secretary from 2014 to 2017 and General Counsel of Kimberly-Clark International from 2013 to 2016. Mr. Melucci joined Kimberly-Clark from General Electric, where he served in multiple roles of increasing responsibility, most recently as General Counsel - Aviation Systems and Aviation Business Development.
Paula S. Vaz Ramos, 43, was elected Chief Strategy and Transformation Officer in October 2021. From March 2021 to October 2021 she served as Chief Strategy Officer. She has global responsibility for our enterprise strategy and transformation activities. Ms. Ramos joined Kimberly-Clark from McKinsey & Company where she served in multiple roles of increasing responsibility over 18 years, most recently as a Partner.
Russell Torres, 51, was elected Group President, K-C North America in 2021. He is responsible for our consumer business in North America. From 2020 to 2021, he served as President of K-C Professional. Mr. Torres joined Kimberly-Clark from Newell Brands Inc., a consumer goods company, where he served as Group President since 2018 and as Chief Transformation Officer from 2016 to 2018. Prior to joining Newell Brands, Mr. Torres was a partner at Bain & Company from 2013 to 2016. Prior to that, Mr. Torres served as a senior executive at Mondelēz International in its North America Business Unit from 2011 to 2013.
Nelson Urdaneta, 50, was elected Senior Vice President and Chief Financial Officer in April 2022. Prior to joining Kimberly-Clark, he served as Senior Vice President, Treasurer at Mondelēz International since September 2021. Mr. Urdaneta joined Mondelēz in 2005 and served in multiple roles of increasing responsibility, including Senior Vice President, Corporate Controller and Chief Accounting Officer and Vice President Finance, Asia Pacific. Prior to joining Mondelēz, he was the Director, Financial Planning and Analysis at Ryder System, Inc.
Gonzalo Uribe, 51, was elected President, K-C Latin America in 2020. He is responsible for our consumer business in our Latin America region. From 2018 to 2020 he served as Vice President, North Latin America and from 2017 to 2018 he served as Vice President, Andean Region. Mr. Uribe joined Kimberly-Clark from Mondelēz International, where he served in multiple roles of increasing responsibility, most recently as Western Andean, Central America and Caribbean General Manager.
Tristram Wilkinson, 54, was elected President, K-C Asia Pacific in 2021. He is responsible for our consumer business in our Asia Pacific region. From 2018 to 2021, he served as President, K-C EMEA. From 2016 to 2018, he served as Vice President and Managing Director, Central & Eastern Europe. Prior to that, Mr. Wilkinson held a number of positions of increasing responsibility within our EMEA operations, including Vice President and Managing Director, United Kingdom & Ireland. Mr. Wilkinson joined Kimberly-Clark in 1995.

12	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
As of January 31, 2023, we had 16,810 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2022, we repurchased 779 thousand shares of our common stock at a cost of $100 through a broker in the open market.
The following table contains information for shares repurchased during the fourth quarter of 2022. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2022)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1 to October 31	71,600	$115.67	38,960,781	41,039,219
November 1 to November 30	81,900	128.85	39,042,681	40,957,319
December 1 to December 31	46,200	137.06	39,088,881	40,911,119
Total	199,700
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

13	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

ITEM 6.    SELECTED FINANCIAL DATA
Intentionally Omitted

14	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and prospects. This discussion and analysis compares 2022 results to 2021. For a discussion that compares our 2021 results to 2020, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2021 Annual Report on Form 10-K. The reference to "N.M." indicates that the calculation is not meaningful. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling prices on net sales. Changes in foreign currency exchange rates, acquisitions and exited businesses also impact the year-over-year change in net sales. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
The following will be discussed and analyzed:
•Overview of Business
•Overview of 2022 Results
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
•Acquisition of controlling interest in Thinx – In the first quarter of 2022, we increased our investment in Thinx. As a result of this transaction, a net benefit was recognized, primarily due to the non-recurring, non-cash gain recognized related to the remeasurement of the carrying value of our previously held equity investment to fair value partially offset by transaction and integration costs. See Item 8, Note 3 to the consolidated financial statements for details.
•2018 Global Restructuring Program - In 2018, we initiated a restructuring program to reduce our structural cost base by streamlining and simplifying our manufacturing supply chain and overhead organization. The restructuring actions were completed in 2021. See Item 8, Note 2 to the consolidated financial statements for details.

15	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

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
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx, an industry leader in the reusable period and incontinence underwear category, for total consideration of $181 consisting of cash of $53, the fair value of our previously held equity investment of $127, and certain share-based award costs of $1. See Item 8, Note 3 to the consolidated financial statements for details.
On October 24, 2022, we entered into an agreement to sell our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $175, subject to certain working capital and other closing adjustments. The transaction also includes a licensing agreement to allow the acquirer to manufacture and market in Brazil the Kleenex, Scott and Wypall brands to consumers and away-from-home customers for a period of time. The transaction is pending customary conditions and regulatory approval and is expected to close in the first half of 2023. The assets included in the sale agreement have been reclassified to Other current assets as of December 31, 2022.
Overview of 2022 Results
•Net sales of $20.2 billion increased 4 percent. Organic sales increased 7 percent, while changes in foreign currency exchange rates decreased sales by 4 percent.
•In North America, organic sales increased 5 percent in consumer products and increased 9 percent in K-C Professional.
•Outside North America, organic sales increased 8 percent in D&E Markets and increased 10 percent in Developed Markets.
•Operating Profit and Net Income Attributable to Kimberly-Clark were $2,681 and $1,934 in 2022, respectively.
•Diluted earnings per share were $5.72 in 2022 compared to $5.35 in 2021. Results in 2022 include pension settlement charges of $0.12 and a net benefit of $0.20 associated with the acquisition of Thinx, primarily due to the non-recurring, non-cash gain recognized related to the remeasurement of the carrying value of our previously held equity investment to fair value partially offset by transaction and integration costs. Results in 2021 include net charges of $0.83 related to the 2018 Global Restructuring Program.
•We continue to focus on generating cash flow and allocating capital to shareholders. Cash provided by operations was $2.7 billion in 2022. We raised our dividend in 2022 by 2 percent, the 50th consecutive annual increase in our dividend. Altogether, share repurchases and dividends in 2022 amounted to $1.7 billion.
In 2023, we plan to continue to execute our strategies for long-term success which include delivering balanced, sustainable growth by growing our brands in-line with or ahead of category growth, leveraging our cost and financial discipline to fund growth and improve margins, and allocating capital in value-creating ways. Our growth strategy is built on two pillars. Elevate our core business is our first pillar and is driven by delivering value-added innovations and driving category opportunities. Expanding our markets is our second pillar and emphasizes Personal Care. Both strategies are enabled by our focus on

16	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

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
COVID-19 - The macro business environment experienced unprecedented volatility in recent years related to the continuing effect the global COVID-19 pandemic has had on supply and demand dynamics.
We participate in fixed consumption categories where demand is generally very stable. In recent years, our sales have fluctuated, especially in Consumer Tissue and K-C Professional, because of COVID-19-related demand spikes, inventory destocking, and consumer usage pattern disruption. Additionally, consumer incomes have generally been impacted negatively by the pandemic which can impact their purchasing patterns. COVID-19 outbreaks and patterns are difficult to predict.
The pandemic has significantly disrupted supply chains across the globe. A steep drop in aggregate demand at the beginning of the pandemic caused aggregate supply to sharply contract. When demand for goods resumed at the end of 2020, supply shortages led to record levels of inflation in commodities and other costs. In addition to inflation, logistics and distribution networks, especially in the U.S., have been severely impacted by container and truck shortages and significant labor supply issues. These effects have caused challenges getting input materials into our production facilities, production delays, and delays and meaningfully higher costs to get products from our production facilities to our customers. The net effect of the global supply chain disruption led to an unprecedented increase in costs in 2022 and 2021. The underlying causes of the disruption and higher costs will take time to be resolved.
Birth Rate Trends - Sales of our baby and child care products are highly correlated with birth rate trends. In recent years, birth rate declines in key countries, including China, South Korea and the U.S., have pressured category volume growth rates. To help mitigate the effects of birth rate declines, we aim to drive sales growth at or ahead of category growth rates through innovation, premiumization, strong brand building plans and digital marketing investment as part of our Elevate and Expand growth strategy.
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
Pricing - Our net sales growth and profitability may be affected as we adjust prices to address market conditions. We adjust our product prices based on a number of variables including demand, the competitive environment, technological improvements and changes in our raw material, distribution, energy and other input costs. We increased our prices in 2022 in response to continuing inflation related to the ongoing impacts of the COVID-19 pandemic and other market conditions, including the war in Ukraine. In 2023, we anticipate challenging market conditions to continue to impact pricing. Price changes may affect net sales, earnings and market share in the near term as the market adjusts to new pricing and other market conditions.

17	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Operating Costs - Our operating costs include raw materials, labor, selling, general and administrative expenses, taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, and pricing actions. To remain competitive on our operating structure, we continue to work on programs to expand our profitability, such as our FORCE program. In 2022, our results were impacted by an unprecedented increase in our costs, particularly for pulp, resin, distribution and energy, primarily related to COVID-19 pandemic driven effects and the effects of the war in Ukraine. We expect the higher cost environment will continue in 2023.
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
Volatility of Global Markets - Our growth strategy depends in part on our ability to expand our operations, including in D&E Markets. Some D&E Markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions. Volatility in these markets affects our production costs and the demand for our products. Volatility in global consumer, commodity and foreign currency exchange rates increased significantly over the past few years and is expected to continue in the near term.
Climate Change - We operate in many regions around the world where our businesses could be disrupted by climate change. Our climate change risk categories include risks related to the transition to a lower-carbon economy (“Transition Risks”) and risks related to the physical impacts of climate change (“Physical Risks”). Transition Risks include increased costs of carbon emission, increased cost to produce products in compliance with future regulations, increased raw materials cost, shifts in customer/consumer values and other legal, regulatory and technological risks. Physical Risks include the risk of direct damage to assets or supply chain disruption caused by severe weather events such as floods, storms, wildfires and droughts. We continue to progress toward our 2030 Sustainability Goals which include elements that aim for reductions in greenhouse gas emissions, use of natural forest fibers, use of plastics and use of water in water-stressed regions.
War in Ukraine - Beginning in March 2022, we have implemented significant adjustments to our business in Russia. We have substantially curtailed media, advertising and promotional activity and suspended capital investments in our sole manufacturing facility in Russia. Consistent with the humanitarian nature of our products, we manufacture and sell only essential items in Russia, such as baby diapers and feminine pads, which are critical to the health and hygiene of women, girls and babies. Our Russia business has represented approximately 1 to 2 percent of our net global sales, operating profit and total assets. Our ability to continue our operations in Russia may change as the situation evolves. Our business in Russia is experiencing increased input costs, supply chain complexities, reduced consumer demand and restricted access to financial institutions, as well as increased monetary, currency and payment controls. We are actively monitoring the situation, and as the business, geopolitical and regulatory environment concerning Russia evolves, we may not be able to sustain the limited manufacture and sale of our products, and our assets may be partially or fully impaired. We are also monitoring the increased risk of cyber-based attacks as a result of the war in Ukraine and have implemented additional cybersecurity measures designed to address the evolving threat landscape.

18	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Results of Operations and Related Information
This section presents a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2022 results of operations.
Consolidated

Selected Financial Results	Year Ended December 31
	2022	2021	Change 2022 vs. 2021
Net Sales:
North America	$10,663	$10,052	+6%
Outside North America	9,799	9,697	+1%
Intergeographic sales	(287)	(309)	-7%
Total Net Sales	20,175	19,440	+4%
Operating Profit:
North America	2,071	2,066	—
Outside North America	979	1,082	-10%
Corporate & Other(a)	(412)	(559)	N.M.
Other (income) and expense, net(a)	(43)	28	N.M.
Total Operating Profit	2,681	2,561	+5%
Provision for income taxes	(495)	(479)	+3%
Share of net income of equity companies	116	98	+18%
Net Income Attributable to Kimberly-Clark Corporation	1,934	1,814	+7%
Diluted Earnings per Share	5.72	5.35	+7%
(a)    Corporate & Other and Other (income) and expense, net includes income and expenses not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Twelve Months Ended December 31, 2022
	As Reported	Acquisition of Controlling Interest in Thinx	Pension Settlements	As Adjusted Non-GAAP
Marketing, research and general expenses	$3,581	$21	$—	$3,560
Other (income) and expense, net	(43)	(85)	—	42
Operating Profit	2,681	64	—	2,617
Nonoperating expense	(73)	—	(52)	(21)
Provision for income taxes	(495)	4	13	(512)
Effective tax rate	21.2%	—	—	22.0%
Net Income Attributable to Kimberly-Clark Corporation	1,934	68	(39)	1,905
Diluted Earnings per Share(a)	5.72	0.20	(0.12)	5.63

19	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

	Twelve Months Ended December 31, 2021
	As Reported	2018 Global Restructuring Program	As Adjusted Non-GAAP
Cost of products sold	$13,452	$154	$13,298
Gross Profit	5,988	(154)	6,142
Marketing, research and general expenses	3,399	111	3,288
Other (income) and expense, net	28	10	18
Operating Profit	2,561	(275)	2,836
Nonoperating expense	(86)	(79)	(7)
Provision for income taxes	(479)	75	(554)
Effective tax rate	21.5%	—	21.5%
Share of net income of equity companies	98	(7)	105
Net income attributable to noncontrolling interests	(30)	5	(35)
Net Income Attributable to Kimberly-Clark Corporation	1,814	(281)	2,095
Diluted Earnings per Share(a)	5.35	(0.83)	6.18
(a)    "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.
Analysis of Consolidated Results

Net Sales	Percent Change	Adjusted Operating Profit	Percent Change
	2022 vs. 2021		2022 vs. 2021
Volume	(3)	Volume	(9)
Net Price	9	Net Price	59
Mix/Other	1	Input Costs	(52)
Currency	(4)	Cost Savings(c)	10
Total(a)	4	Currency Translation	(3)
		Other(d)	(13)
Organic(b)	7	Total	(8)
(a)    Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b)     Combined impact of changes in volume, net price and mix/other.
(c)     Benefits of the FORCE program.
(d)    Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.

Net sales of $20.2 billion increased 4 percent compared to the year ago period. Operating profit was $2,681 in 2022 and $2,561 in 2021. Adjusted operating profit was $2,617 in 2022 and $2,836 in 2021. Results were impacted by $1.5 billion of higher input costs, higher marketing, research and general expenses and unfavorable foreign currency effects. Results benefited from organic sales growth and $290 of FORCE savings.
Other (income) and expense, net was $43 of income in 2022, which primarily reflected the non-recurring, non-cash gain recognized upon the acquisition of a controlling interest in Thinx related to the remeasurement of the carrying value of our previously held equity investment to fair value. Other (income) and expense, net was $28 of expense in 2021. Adjusted other (income) and expense, net was $42 and $18 of expense in 2022 and 2021, respectively.
The effective tax rate of 21.2 percent in 2022 compared to the effective tax rate of 21.5 percent in 2021. The adjusted effective tax rate was 22.0 percent in 2022 compared to 21.5 percent in 2021.

20	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Our share of net income of equity companies was $116 in 2022 and $98 in 2021. Results were positively impacted by higher net selling prices partially offset by higher input costs and lower volumes.

Diluted earnings per share were $5.72 in 2022 and $5.35 in 2021. Adjusted earnings per share of $5.63 in 2022 decreased 9 percent compared to $6.18 in 2021. The decrease was primarily driven by lower adjusted operating profit.
Business Segments
Personal Care

	2022	2021		2022	2021
Net Sales	$10,622	$10,267	Operating Profit	$1,787	$1,856

Net Sales	Percent Change	Operating Profit	Percent Change
	2022 vs. 2021		2022 vs. 2021
Volume	(3)	Volume	(7)
Net Price	8	Net Price	45
Mix/Other	2	Input Costs	(34)
Currency	(3)	Cost Savings(c)	7
Total(a)	3	Currency Translation	(3)
		Other(d)	(12)
Organic(b)	7	Total	(4)
(a)    Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b)     Combined impact of changes in volume, net price and mix/other.
(c)     Benefits of the FORCE program.
(d)    Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Net sales in North America increased 5 percent. Changes in net selling prices and product mix increased sales by 6 percent and 1 percent, respectively. The acquisition of Thinx increased sales by 1 percent. Volumes decreased 3 percent, which included the impact from a planned exit of a private label contract in 2022.
Net sales in D&E Markets increased 3 percent. Changes in net selling prices and product mix increased sales by approximately 12 percent and 3 percent, respectively. The improvements in product mix were primarily in China. Volumes decreased 6 percent led by declines in Eastern Europe, Indonesia and Brazil. Changes in foreign currency exchange rates decreased sales by 5 percent.
Net sales in Developed Markets outside North America were slightly down compared to the prior year. Changes in foreign currency exchange rates decreased sales by 11 percent. Volumes increased 5 percent with growth across all markets. Changes in net selling prices and product mix increased sales by 5 percent and 1 percent, respectively.
Operating profit of $1,787 decreased 4 percent. The comparison was negatively impacted by higher input costs, higher marketing, research and general expenses, lower volumes, unfavorable currency effects, and higher other manufacturing costs, partially offset by higher net selling prices, cost savings, and improved product mix.

21	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Consumer Tissue

	2022	2021		2022	2021
Net Sales	$6,243	$6,034	Operating Profit	$806	$888

Net Sales	Percent Change	Operating Profit	Percent Change
	2022 vs. 2021		2022 vs. 2021
Volume	(1)	Volume	(5)
Net Price	8	Net Price	55
Mix/Other	—	Input Costs	(66)
Currency	(4)	Cost Savings(c)	12
Total(a)	3	Currency Translation	(1)
		Other(d)	(4)
Organic(b)	7	Total	(9)
(a)    Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b)     Combined impact of changes in volume, net price and mix/other.
(c)     Benefits of the FORCE program.
(d)    Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.

Net sales in North America increased 7 percent. Changes in net selling prices increased sales by 6 percent, and volumes increased 1 percent.
Net sales in D&E Markets increased 2 percent. Changes in net selling prices and product mix increased sales by 10 percent and approximately 2 percent, respectively. Volumes decreased 6 percent led by declines primarily in Latin America. Changes in foreign currency exchange rates decreased sales by 3 percent.
Net sales in Developed Markets outside North America decreased 3 percent. Changes in foreign currency exchange rates decreased sales by approximately 10 percent, and exited businesses associated with the 2018 Global Restructuring Program decreased sales by 1 percent. Volumes decreased 1 percent. Changes in net selling prices increased sales by 10 percent.
Operating profit of $806 decreased 9 percent. The comparison was negatively impacted by higher input costs, higher marketing, research and general expenses and lower volumes, partially offset by higher net selling prices, cost savings and lower other manufacturing costs.

22	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

K-C Professional

	2022	2021		2022	2021
Net Sales	$3,256	$3,072	Operating Profit	$457	$404

Net Sales	Percent Change	Operating Profit	Percent Change
	2022 vs. 2021		2022 vs. 2021
Volume	(4)	Volume	(17)
Net Price	12	Net Price	89
Mix/Other	1	Input Costs	(65)
Currency	(4)	Cost Savings(c)	13
Total(a)	6	Currency Translation	(4)
		Other(d)	(3)
Organic(b)	9	Total	13
(a)    Total may not equal the sum of volume, net price, mix/other and currency due to rounding.
(b)     Combined impact of changes in volume, net price and mix/other.
(c)     Benefits of the FORCE program.
(d)    Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
Net sales in North America increased by 9 percent. Changes in net selling prices and product mix increased sales by 11 percent and 1 percent, respectively. Volumes decreased 3 percent.
Net sales in D&E Markets increased 4 percent. Changes in net selling prices and product mix increased sales by approximately 7 percent and 2 percent, respectively. Changes in foreign currency exchange rates decreased sales by 4 percent.
Net sales in Developed Markets outside North America increased 1 percent. Changes in net selling prices and product mix increased sales by 17 percent and 2 percent, respectively. Changes in foreign currency exchange rates decreased sales by 11 percent, and volumes decreased 7 percent led by declines in Western and Central Europe.
Operating profit of $457 increased 13 percent. The comparison was favorably impacted by higher net selling prices, cost savings and lower other manufacturing costs, partially offset by higher input costs, lower volumes and higher marketing, research and general expenses.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2,733 in 2022 compared to $2,730 in 2021.

Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2023	2024	2025	2026	2027	2028+
Long-term debt	$8,060	$472	$524	$550	$396	$595	$5,523
Interest payments on long-term debt	3,205	277	264	252	232	227	1,953
Operating lease liabilities	539	138	119	100	83	53	46
Unconditional purchase obligations	4,120	1,794	958	798	279	252	39
Open purchase orders	2,307	1,768	440	47	28	22	2
Total contractual obligations	$18,231	$4,449	$2,305	$1,747	$1,018	$1,149	$7,563
The unconditional purchase obligations are for the purchase of raw materials, primarily superabsorbent materials, pulp and utilities. Although we are primarily liable for payments on the above operating leases and unconditional purchase obligations,

23	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

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
The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:
•Our consolidated subsidiary, Thinx, has issued common securities to the third-party minority owner, who has certain redemption rights to sell those securities to us. If the rights are exercised, it would require us to pay approximately $50 in 2023 and approximately $185 during a second exercise period of January 1, 2024 through June 30, 2026. See Item 8, Note 3 to the consolidated financial statements for details.
•We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute approximately $25 to these plans in 2023.
•Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations of approximately $50 through 2032.
•Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.
Investing
Our capital spending was $876 in 2022 and $1,007 in 2021. Acquisition of business, net of cash acquired of $46 in 2022 reflected the acquisition of a controlling interest of Thinx. We expect capital spending to be approximately $800 to $900 in 2023.
Financing
We issue long-term debt in the public market periodically. Proceeds from the offerings are used for general corporate purposes, including repayment of maturing debt or outstanding commercial paper indebtedness. See Item 8, Note 6 to the consolidated financial statements for details.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $373 as of December 31, 2022 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the twelve months ended December 31, 2022 was $757. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At December 31, 2022, total debt was $8.4 billion compared to $8.6 billion at December 31, 2021.
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
We paid $1.6 billion in dividends in 2022. The Board of Directors approved a dividend increase of 1.7 percent for 2023. We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2022, we repurchased 779 thousand shares of our common stock at a cost of $100 through a broker in the open market. We are targeting full-year 2023 share repurchases of approximately $100 to $150, subject to market conditions.
We believe that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, pension contributions, dividends and other needs for the foreseeable future.

24	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

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
As of December 31, 2022, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $1.0 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, and whether such accumulated actuarial losses at each measurement date exceed the "corridor" as required. If the expected long-term rate of return on assets for the Principal Plans were lowered by 0.25 percent, the impact on annual pension expense would not be material in 2023.
•Discount rate. The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2022 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the United Kingdom plan, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. If the discount rate assumptions for these same plans were reduced by 0.25 percent, the increase in annual pension expense would not be material in 2023, and the December 31, 2022 pension liability would increase by about $60.

25	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

•Other assumptions. There are a number of other assumptions involved in the calculation of pension expense and benefit obligations, primarily related to participant demographics and benefit elections.
Pension expense for defined benefit pension plans is estimated to approximate $100 in 2023, including estimated pension settlement charges. Pension expense beyond 2023 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered participants in the plans.
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. Changes in significant assumptions could affect the consolidated expense and benefit obligations, particularly the discount rate used to calculate the obligations and the health care cost trend rate:
•Discount rate. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above, and the methodology for each country is the same as the methodology used to determine the discount rate for that country's pension obligation. If the discount rate assumptions for these plans were reduced by 0.25 percent, the impact to 2023 other postretirement benefit expense and the increase in the December 31, 2022 benefit liability would not be material.
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
•Undistributed earnings. As of December 31, 2022, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $7.4 billion. Earnings of $3.7 billion were previously subject to U.S. federal income tax. Any additional taxes due with respect to such previously-taxed foreign earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes. Deferred taxes have been recorded on $0.7 billion of earnings of foreign consolidated subsidiaries expected to be repatriated. We do not intend to distribute the remaining $3.0 billion of previously-taxed foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. state income taxes on such earnings. We consider any excess of the amount for financial reporting over tax basis in our foreign subsidiaries to be indefinitely reinvested. The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the $3.0 billion of previously-taxed foreign earnings is not practicable.
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

26	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets are not subject to amortization and are tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Intangible assets that are deemed to have finite lives are amortized over their useful lives, generally ranging from 4 to 20 years. We typically obtain the assistance of third-party valuation specialists to measure the acquisition date fair values of goodwill and other intangible assets acquired.
Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
Our related accounting policies, acquisitions of Thinx and Softex Indonesia, and goodwill and other intangible assets account balances are discussed in Item 8, Notes 1, 3 and 4, respectively, to the consolidated financial statements.
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
For 2022, we completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and we determined that it is more likely than not that the fair value of goodwill significantly exceeds the carrying amount for each of our reporting units.
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
We performed our 2022 impairment assessment of our intangible assets as of the first day of the third quarter, and based upon a qualitative assessment, no impairment indicators were found to be present.
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

27	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including the war in Ukraine (including the related responses of consumers, customers, and suppliers and sanctions issued by the U.S., the European Union, Russia or other countries), pandemics (including the ongoing COVID-19 outbreak and the related responses of governments, consumers, customers, suppliers and employees), epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions, failure to realize the expected benefits or synergies from our acquisition and disposition activity (including our pending agreement to sell our Neve tissue brand and associated assets in Brazil), changes in customer preferences, severe weather conditions, government trade or similar regulatory actions, potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships, could affect the realization of these estimates.
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
As of December 31, 2022, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would not be material to our consolidated financial position, results of operations or cash flows. This hypothetical loss on transactional exposures is based on the difference between the December 31, 2022 rates and the assumed rates.

28	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Our operations in Argentina ("K-C Argentina") are reported using highly inflationary accounting and their functional currency is the U.S. dollar. Changes in the value of an Argentine peso versus the U.S. dollar applied to our net peso monetary position are recorded in Other (income) and expense, net at the time of the change. As of December 31, 2022, K-C Argentina had a small net peso monetary position and a 10 percent unfavorable change in the exchange rate would not be material.
As of April 1, 2022, we elected to adopt highly inflationary accounting for our operations in Turkey (“K-C Turkey”), and their functional currency is also the U.S. dollar. Changes in the value of a Turkish lira versus the U.S. dollar applied to our net lira monetary position are recorded in Other (income) and expense, net at the time of the change. As of December 31, 2022, K-C Turkey had a small net lira monetary position and a 10 percent unfavorable change in the exchange rate would not be material.
The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. As of December 31, 2022, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $650. In the view of management, the above potential UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2022, the long-term debt portfolio was comprised of primarily fixed-rate debt. From time to time, we also hedge the anticipated issuance of fixed-rate debt and those contracts are designated as cash flow hedges.
In order to determine the impact of changes in interest rates on our financial position or future results of operations, we calculated the increase or decrease in the market value of fixed-rate debt using a 10 percent change in current market interest rates and the rates governing these instruments. At December 31, 2022, a 10 percent decrease in interest rates would have increased the fair value of fixed-rate debt by about $338, which would not have a significant impact on our financial statements as we do not record debt at fair value.
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
Our energy, manufacturing and transportation costs are affected by various market factors including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. As previously discussed under Item 1A, "Risk Factors," there can be no assurance we will be fully protected against substantial changes in the price or availability of energy sources. In addition, we are subject to price risk for utilities and manufacturing inputs, used in our manufacturing operations. Derivative instruments are used in accordance with our risk management policy to hedge a portion of the price risk.

29	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31
(Millions of dollars, except per share amounts)	2022	2021	2020
Net Sales	$20,175	$19,440	$19,140
Cost of products sold	13,956	13,452	12,318
Gross Profit	6,219	5,988	6,822
Marketing, research and general expenses	3,581	3,399	3,632
Other (income) and expense, net	(43)	28	(54)
Operating Profit	2,681	2,561	3,244
Nonoperating expense	(73)	(86)	(70)
Interest income	14	6	8
Interest expense	(282)	(256)	(252)
Income Before Income Taxes and Equity Interests	2,340	2,225	2,930
Provision for income taxes	(495)	(479)	(676)
Income Before Equity Interests	1,845	1,746	2,254
Share of net income of equity companies	116	98	142
Net Income	1,961	1,844	2,396
Net income attributable to noncontrolling interests	(27)	(30)	(44)
Net Income Attributable to Kimberly-Clark Corporation	$1,934	$1,814	$2,352

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$5.73	$5.38	$6.90
Diluted	$5.72	$5.35	$6.87
See notes to the consolidated financial statements.

30	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(Millions of dollars)	2022	2021	2020
Net Income	$1,961	$1,844	$2,396
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(355)	(288)	129
Employee postretirement benefits	103	122	37
Cash flow hedges and other	(185)	84	(34)
Total Other Comprehensive Income (Loss), Net of Tax	(437)	(82)	132
Comprehensive Income	1,524	1,762	2,528
Comprehensive income attributable to noncontrolling interests	(19)	(15)	(55)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$1,505	$1,747	$2,473
See notes to the consolidated financial statements.

31	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
(Millions of dollars)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$427	$270
Accounts receivable, net	2,280	2,207
Inventories	2,269	2,239
Other current assets	753	849
Total Current Assets	5,729	5,565
Property, Plant and Equipment, Net	7,885	8,097
Investments in Equity Companies	238	290
Goodwill	2,074	1,840
Other Intangible Assets, Net	851	810
Other Assets	1,193	1,235
TOTAL ASSETS	$17,970	$17,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$844	$433
Trade accounts payable	3,813	3,840
Accrued expenses and other current liabilities	2,289	2,096
Dividends payable	388	380
Total Current Liabilities	7,334	6,749
Long-Term Debt	7,578	8,141
Noncurrent Employee Benefits	654	809
Deferred Income Taxes	647	694
Other Liabilities	799	681
Redeemable Common and Preferred Securities of Subsidiaries	258	26
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at December 31, 2022 and 2021	473	473
Additional paid-in capital	679	605
Common stock held in treasury, at cost - 41.1 and 41.8 million shares at December 31, 2022 and 2021, respectively	(5,137)	(5,183)
Retained earnings	8,201	7,858
Accumulated other comprehensive income (loss)	(3,669)	(3,239)
Total Kimberly-Clark Corporation Stockholders' Equity	547	514
Noncontrolling Interests	153	223
Total Stockholders' Equity	700	737
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,970	$17,837
See notes to the consolidated financial statements.

32	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	378,597	$473	$556	37,149	$(4,454)	$6,686	$(3,294)	$227	$194
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	2,352	—	41	2,393
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	121	12	133
Stock-based awards exercised or vested	—	—	(55)	(2,339)	271	—	—	—	216
Shares repurchased	—	—	—	5,063	(716)	—	—	—	(716)
Recognition of stock-based compensation	—	—	142	—	—	—	—	—	142
Dividends declared ($4.28 per share)	—	—	—	—	—	(1,458)	—	(36)	(1,494)
Other	—	—	14	—	—	(13)	1	(1)	1
Balance at December 31, 2020	378,597	473	657	39,873	(4,899)	7,567	(3,172)	243	869
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,814	—	29	1,843
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(67)	(14)	(81)
Stock-based awards exercised or vested	—	—	(80)	(1,339)	146	—	—	—	66
Shares repurchased	—	—	—	3,228	(430)	—	—	—	(430)
Recognition of stock-based compensation	—	—	26	—	—	—	—	—	26
Dividends declared ($4.56 per share)	—	—	—	—	—	(1,538)	—	(36)	(1,574)
Other	—	—	2	—	—	15	—	1	18
Balance at December 31, 2021	378,597	473	605	41,762	(5,183)	7,858	(3,239)	223	737
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,934	—	38	1,972
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(429)	(9)	(438)
Stock-based awards exercised or vested	—	—	(86)	(1,406)	145	—	—	—	59
Shares repurchased	—	—	—	779	(100)	—	—	—	(100)
Recognition of stock-based compensation	—	—	147	—	—	—	—	—	147
Dividends declared ($4.64 per share)	—	—	—	—	—	(1,566)	—	(98)	(1,664)
Other	—	—	13	—	1	(25)	(1)	(1)	(13)
Balance at December 31, 2022	378,597	$473	$679	41,135	$(5,137)	$8,201	$(3,669)	$153	$700
See notes to the consolidated financial statements.

33	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS

	Year Ended December 31
(Millions of dollars)	2022	2021	2020
Operating Activities
Net income	$1,961	$1,844	$2,396
Depreciation and amortization	754	766	796
Asset impairments	—	3	17
Gain on previously held equity investment in Thinx	(85)	—	—
Stock-based compensation	150	26	147
Deferred income taxes	(57)	(70)	45
Net (gains) losses on asset dispositions	15	39	68
Equity companies' earnings (in excess of) less than dividends paid	6	25	(30)
Operating working capital	(17)	46	363
Postretirement benefits	(4)	47	(28)
Other	10	4	(45)
Cash Provided by Operations	2,733	2,730	3,729
Investing Activities
Capital spending	(876)	(1,007)	(1,217)
Acquisition of business, net of cash acquired	(46)	—	(1,083)
Proceeds from dispositions of property	12	43	31
Investments in time deposits	(658)	(918)	(753)
Maturities of time deposits	797	836	690
Other	(14)	(10)	27
Cash Used for Investing	(785)	(1,056)	(2,305)
Financing Activities
Cash dividends paid	(1,558)	(1,516)	(1,451)
Change in short-term debt	261	(97)	(561)
Debt proceeds	—	605	1,845
Debt repayments	(312)	(269)	(854)
Proceeds from exercise of stock options	94	65	217
Acquisitions of common stock for the treasury	(100)	(400)	(700)
Cash dividends paid to noncontrolling interests	(98)	(36)	(37)
Other	(47)	(48)	(26)
Cash Used for Financing	(1,760)	(1,696)	(1,567)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(31)	(11)	4
Change in Cash and Cash Equivalents	157	(33)	(139)
Cash and Cash Equivalents - Beginning of Year	270	303	442
Cash and Cash Equivalents - End of Year	$427	$270	$303
See notes to the consolidated financial statements.

34	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

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

35	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

projected financial performance, significant changes in the reporting unit and the magnitude of excess fair value over carrying amount from the previous quantitative impairment testing. If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test using discounted cash flows to estimate fair value must be performed. Alternatively, if the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then further quantitative testing is not required. For 2022, we completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and we determined that it is more likely than not that the fair value of goodwill significantly exceeds the carrying amount for each of our reporting units.
Indefinite-lived intangible assets, other than goodwill, consist of certain brand names related to our acquisition of Softex Indonesia and are tested for impairment annually at the same time as our goodwill impairment assessment and whenever events and circumstances indicate that impairment may have occurred. Our estimate of the fair value of our brand assets is based on a discounted cash flow model and a market-based approach using inputs which include projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate. For 2022, we completed the required annual assessment of indefinite-lived intangible assets, other than goodwill, for impairment using a qualitative assessment as of the first day of the third quarter, and we determined that it is more likely than not that the fair value is more than the carrying amount for each of these intangible assets.
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount.  An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset. Estimated useful lives range from 10 to 20 years for trademarks and 4 to 20 years for certain acquired distributor and customer relationships.
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

36	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Research Expense
Research and development costs are charged to expense as incurred.
Other Income
Certain amounts not directly associated with the current operations of the business are recorded in Other (income) and expense, net. In the first quarter of 2022, an $85 non-recurring, non-cash gain was recognized in Other (income) expense, net as a result of the remeasurement of the carrying value of our previously held equity investment to fair value upon the acquisition of a controlling interest in Thinx Inc. ("Thinx"). See Note 3 for details on the acquisition of Thinx.
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
Foreign Currency Translation
The income statements of foreign operations, other than those in highly inflationary economies, are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders' equity as unrealized translation adjustments. Under highly inflationary accounting, the countries' functional currency becomes the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollar using both current and historical rates of exchange.
As of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”).  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material.  As of December 31, 2022, K-C Argentina had a small net peso monetary position.  Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales in 2022, 2021 and 2020.
As of April 1, 2022, we elected to adopt highly inflationary accounting for our subsidiary in Turkey (“K-C Turkey”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material. As of December 31, 2022, K-C Turkey had a small net lira monetary position. Net sales of K-C Turkey were less than 1 percent of our consolidated net sales.
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

37	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

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
Accounting Standard Issued - Not Adopted as of December 31, 2022
In 2022, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The new guidance requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. We adopted this ASU as of January 1, 2023 on a prospective basis. As the guidance requires only additional disclosures, the effects of this standard on our financial position, results of operations and cash flows were not material.
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

38	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

The following net charges were incurred in connection with the 2018 Global Restructuring Program:

	Year Ended December 31
	2021	2020	2019	2018	Total
Cost of products sold:
Charges for workforce reductions	$4	$10	$31	$149	$194
Asset impairments	3	17	—	74	94
Asset write-offs	17	63	54	112	246
Incremental depreciation	18	94	235	172	519
Other exit costs	112	99	96	34	341
Total	154	283	416	541	1,394
Marketing, research and general expenses:
Charges for workforce reductions	39	13	(12)	243	283
Other exit costs	72	96	111	137	416
Total	111	109	99	380	699
Other (income) and expense, net(a)	10	(9)	(194)	(12)	(205)
Nonoperating expense(b)	79	36	45	127	287
Total charges	354	419	366	1,036	2,175
Provision for income taxes	(75)	(94)	(118)	(243)	(530)
Net charges	279	325	248	793	1,645
Net impact related to equity companies and noncontrolling interests	2	(2)	—	(10)	(10)
Net charges attributable to Kimberly-Clark Corporation	$281	$323	$248	$783	$1,635
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
The following summarizes the restructuring liabilities activity:

2021
Restructuring liabilities at January 1	$93
Charges for workforce reductions and other cash exit costs	222
Cash payments	(235)
Currency and other	(2)
Restructuring liabilities at December 31	$78
As of December 31, 2022, remaining restructuring liabilities were not material. As of December 31, 2021, restructuring liabilities of $75 were recorded in Accrued expenses and other current liabilities and $3 were recorded in Other Liabilities. The impact related to restructuring charges was recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statement. Cash payments of $249, $302 and $325 were made during 2020, 2019 and 2018, respectively.

39	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Note 3.    Acquisitions
2022 Thinx Acquisition
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx, an industry leader in the reusable period and incontinence underwear category, for total consideration of $181 consisting of cash of $53, the fair value of our previously held equity investment of $127, and certain share-based award costs of $1.
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
The total purchase price consideration was allocated to the net assets acquired based upon their respective estimated fair values as follows:

Current assets	$28
Property, Plant and Equipment, Net	2
Goodwill	297
Other Intangible Assets, Net	123
Other assets	4
Current liabilities	(17)
Deferred income taxes	(18)
Other liabilities	(4)
Fair value of net assets acquired	415
Less fair value of noncontrolling interest	(234)
Total purchase price consideration	$181
Other Intangible Assets, Net includes brands and customer relationships which have estimated useful lives of 4 to 15 years, primarily 15 years. Based on the carrying value of these finite-lived assets as of December 31, 2022, amortization expense per year for each of the next five years is estimated to be approximately $8.
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

40	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

As a result of this transaction during the quarter ended March 31, 2022, an $85 non-recurring, non-cash gain was recognized in Other (income) expense, net as a result of the remeasurement of the carrying value of our previously held equity investment to fair value, and related transaction and integration costs of $21 were recorded in Marketing, research and general expenses. This recognition resulted in a net benefit of $64 pre-tax ($68 after tax) being included in our consolidated income statement for the quarter ended March 31, 2022. In addition, we removed the non-cash gain impact from Operating Activities in our consolidated cash flow statements for the year ended December 31, 2022.
Pro forma results of operations have not been presented as the impact on our consolidated financial statements is not material.
2020 Softex Indonesia Acquisition
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
The consolidated results of operations for Softex Indonesia are reported primarily in our Personal Care business segment on a one-month lag.
Note 4.    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2022 and 2021 were as follows:

	Personal Care	Consumer Tissue	K-C Professional	Total
Balance as of December 31, 2020	$984	$519	$392	$1,895
Acquisition	14	—	—	14
Effect of foreign currency translation	(37)	(25)	(7)	(69)
Balance as of December 31, 2021	961	494	385	1,840
Acquisition	304	—	—	304
Effect of foreign currency translation	(60)	(6)	(4)	(70)
Balance as of December 31, 2022	$1,205	$488	$381	$2,074
The changes in the carrying amount of Other Intangible Assets, Net for the years ended December 31, 2022 and 2021 were as follows:

41	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

	December 31
	2022			2021
	Gross Carrying Amount(b)	Accumulated Amortization(b)	Net Carrying Amount	Gross Carrying Amount(b)	Accumulated Amortization(b)	Net Carrying Amount
Intangible assets with indefinite lives:
Brand names	$610	$—	$610	$666	$—	$666
Intangibles assets with finite lives:
Trademarks and brand names	253	(91)	162	140	(82)	58
Other intangible assets(a)	98	(19)	79	103	(17)	86
Total intangible assets with finite lives	351	(110)	241	243	(99)	144
Total	$961	$(110)	$851	$909	$(99)	$810
(a)    Other intangible assets primarily include customer and distributor relationships.
(b)    Amounts subject to foreign currency adjustments.
Amortization expense relating to the intangible assets with finite lives was $15, $9 and $2 for the three years ended December 31, 2022, 2021 and 2020, respectively. Based on the carrying values of the intangible assets with finite lives as of December 31, 2022, amortization expense for each of the next five years is estimated to be approximately $17.
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
During 2022 and 2021, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At December 31, 2022 and 2021, derivative assets were $99 and $65, respectively, and derivative liabilities were $318 and $41, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 12 for additional information on our use of derivative instruments.
Redeemable common and preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximates fair value. As of December 31, 2022 and 2021, the securities were valued at $258 and $26 respectively. No redeemable common securities were outstanding at December 31, 2021. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $63 and $72 at December 31, 2022 and 2021, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

42	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2022		December 31, 2021
Assets
Cash and cash equivalents(a)	1	$427	$427	$270	$270
Time deposits(b)	1	268	268	416	416
Liabilities
Short-term debt(c)	2	373	373	118	118
Long-term debt(d)	2	8,049	7,403	8,456	9,492
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
Note 6.    Debt and Redeemable Common and Preferred Securities of Subsidiaries
Long-term debt is composed of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2022	2021
Notes and debentures	3.3%	2023 - 2050	$7,825	$8,198
Industrial development revenue bonds	4.6%	2023 - 2045	169	169
Bank loans and other financings in various currencies	2.5%	2023 - 2051	55	89
Total long-term debt			8,049	8,456
Less current portion			471	315
Long-term portion			$7,578	$8,141
Scheduled maturities of long-term debt for the next five years are $472 in 2023, $524 in 2024, $550 in 2025, $396 in 2026 and $595 in 2027.
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
Outstanding redeemable common securities represent the share of Thinx equity attributable to the third-party minority owner of Thinx. Our subsidiary in Central America has outstanding redeemable preferred securities that are held by a non-controlling interest.

43	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Note 7.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2022, the number of shares of common stock available for grants under the Plans aggregated 9.5 million shares.
Stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant, and they have a term of 10 years. Stock options are subject to graded vesting whereby options vest 30 percent at the end of each of the first two 12-month periods following the grant and 40 percent at the end of the third 12-month period.
Time-vested restricted share unit grants starting in 2022 are valued at the closing market price of our common stock on the grant date and are generally subject to a graded vesting whereby shares vest 30 percent at the end of each of the first two 12-month periods following the grant and 40 percent at the end of the third 12-month period. Time-vested restricted share unit grants issued prior to 2022 or issued for special one-time awards, restricted shares units and performance-based restricted share units granted to employees are valued at the closing market price of our common stock on the grant date and vest generally at the end of three years. The number of performance-based share units that ultimately vest ranges from zero to 200 percent of the number granted based on performance. Beginning in 2021, performance metrics are tied to modified free cash flow and organic sales growth during the three-year performance period. Modified free cash flow and organic sales growth are set at the beginning of the performance period. Performance-based share units granted prior to 2021 are structured similarly but vest on performance tied to return on invested capital ("ROIC") and net sales. Restricted share units granted to outside directors are valued at the closing market price of our common stock on the grant date and vest when they are granted. The restricted period begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service on our Board.
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
Stock-based compensation costs of $150, $26 and $147 and related deferred income tax benefits of $33, $7 and $32 were recognized for 2022, 2021 and 2020, respectively.
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
The weighted-average fair value of options granted was estimated at $21.28, $10.26 and $15.92, in 2022, 2021 and 2020, respectively, per option on the date of grant based on the following assumptions:

	Year Ended December 31
	2022	2021	2020
Dividend yield	3.3%	3.9%	3.3%
Volatility	22.1%	17.4%	21.9%
Risk-free interest rate	2.8%	0.8%	0.3%
Expected life - years	4.6	4.6	4.5

44	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2022	Weighted-Average Service Years
Stock options	$10	0.6
Restricted shares and time-vested restricted share units	51	1.4
Performance-based restricted share units	31	1.6

A summary of stock-based compensation is presented below:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	5,596	$126.01
Granted	655	116.28
Exercised	(842)	113.00
Forfeited or expired	(292)	127.70
Outstanding at December 31, 2022	5,117	126.81	5.73	$52
Exercisable at December 31, 2022	3,658	125.03	4.74	$42
The total intrinsic value of options exercised during 2022, 2021 and 2020 was $21, $16 and $62, respectively.

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2022	393	$131.85	1,410	$131.03
Granted	718	131.37	517	133.24
Vested	(172)	131.00	(672)	124.43
Forfeited	(94)	137.25	(152)	134.60
Nonvested at December 31, 2022	845	134.81	1,103	138.96
The total fair value of restricted share units that were distributed to participants during 2022, 2021 and 2020 was $118, $100 and $62, respectively.
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
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 5.7 percent in 2023 and to decline to 4.5 percent in 2030 and thereafter. Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans.
As a result of restructuring actions related to the 2018 Global Restructuring Program, aggregate pension settlement charges of $91, and $49 during 2021 and 2020, respectively, and curtailment gains of $2 during 2021 were recognized in Nonoperating

45	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

expense, primarily related to the defined benefit pension plans in the U.S, Switzerland and the United Kingdom (see Note 2 for further information about the 2018 Global Restructuring Program).
Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2022	2021	2022	2021
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,811	$4,341	$669	$709
Service cost	16	21	7	8
Interest cost	89	80	21	19
Actuarial (gain) loss(a)	(1,000)	(105)	(113)	(8)
Currency and other	(197)	(54)	2	(3)
Benefit payments from plans	(173)	(138)	—	—
Direct benefit payments	(8)	(8)	(53)	(54)
Settlements and curtailments	(97)	(326)	—	(2)
Benefit obligation at end of year	2,441	3,811	533	669
Change in Plan Assets
Fair value of plan assets at beginning of year	3,744	4,193	—	—
Actual return on plan assets	(987)	52	—	—
Employer contributions	30	10	—	—
Currency and other	(199)	(45)	—	—
Benefit payments	(173)	(138)	—	—
Settlements	(94)	(328)	—	—
Fair value of plan assets at end of year	2,321	3,744	—	—
Funded Status	$(120)	$(67)	$(533)	$(669)
(a) The actuarial net gains in 2022 and in 2021 were primarily due to discount rate increases.
Substantially all of the funded status of pension and other benefits is recognized in the consolidated balance sheet in Noncurrent Employee Benefits, with the remainder recognized in Accrued expenses and other current liabilities and Other Assets.
Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2022	2021	2022	2021	2022	2021
Projected benefit obligation (“PBO”)	$2,089	$3,339	$352	$472	$2,441	$3,811
Accumulated benefit obligation (“ABO”)	2,089	3,339	305	408	2,394	3,747
Fair value of plan assets	2,018	3,389	303	355	2,321	3,744
Approximately one-half of the PBO and fair value of plan assets for the Principal Plans relate to the U.S. qualified and nonqualified pension plans.

46	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2022	2021
ABO	$1,251	$1,788
Fair value of plan assets	1,089	1,616
Information for Pension Plans with a PBO in Excess of Plan Assets

	December 31
	2022	2021
PBO	$1,261	$1,835
Fair value of plan assets	1,091	1,648
Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2022	2021	2020	2022	2021	2020
Service cost	$16	$21	$22	$7	$8	$8
Interest cost	89	80	95	21	19	23
Expected return on plan assets(a)	(123)	(132)	(134)	—	—	—
Recognized net actuarial loss	34	37	42	1	1	1
Settlements and curtailments	52	89	49	—	—	—
Other	1	(5)	(4)	(1)	(2)	(2)
Net periodic benefit cost	$69	$90	$70	$28	$26	$30
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
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits				Other Benefits
	Projected 2023	2022	2021	2020	2022	2021	2020
Discount rate	5.18%	2.71%	1.98%	2.44%	3.15%	2.69%	3.51%
Expected long-term return on plan assets	5.74%	3.80%	3.41%	3.66%	—	—	—
Rate of compensation increase	3.49%	3.23%	3.07%	3.08%	—	—	—

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Discount rate	5.18%	2.36%	5.92%	3.15%
Rate of compensation increase	3.49%	3.23%	—	—

47	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate. Our 2023 target plan asset allocation for the Principal Plans is approximately 85 percent fixed income securities and 15 percent equity securities.
The expected long-term rate of return is generally evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 3.55 percent in 2022, 3.51 percent in 2021 and 3.76 percent in 2020, and will be 6.05 percent in 2023.
Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy. More than 65 percent of the assets are held in pooled funds and are measured using a net asset value (or its equivalent). Accordingly, such assets do not meet the Level 1, Level 2, or Level 3 criteria of the fair value hierarchy.

	Fair Value Measurements at December 31, 2022
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$69	$69	$—	$—
Held through mutual and pooled funds measured at net asset value	76	—	—	—
Fixed Income
Held directly
U.S. government and municipals	115	115	—	—
U.S. corporate debt	193	—	193	—
International bonds	33	—	33	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	71	—	—	—
U.S. corporate debt	419	—	—	—
International bonds	549	—	—	—
Equity
Held directly
U.S. equity	21	21	—	—
International equity	15	15	—	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	15	—	—	—
Global equity	221	—	—	—
Insurance Contracts	222	—	—	222
Other	(1)	(1)	—	—
Total Plan Assets	$2,018	$219	$226	$222
Futures contracts are used when appropriate to manage duration targets.  As of December 31, 2022 and 2021, the U.S. plan held directly Treasury futures contracts with a total notional value of approximately $362 and $377, respectively, and an

48	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

insignificant fair value. As of December 31, 2022 and 2021, the United Kingdom plan held through a pooled fund future contracts with a total notional value of approximately $524 and $403, and an insignificant fair value.
During 2022 and 2021, the plan assets did not include a significant amount of Kimberly-Clark common stock.

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
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2022, there were no significant concentrations of equity or debt securities in any single issuer or industry.

49	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

No level 3 transfers (in or out) were made in 2022 or 2021. Fair values of insurance contracts are based on an evaluation of various factors, including purchase price.
We expect to contribute approximately $25 to our defined benefit pension plans in 2023. Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2023	$179	$57
2024	190	58
2025	188	57
2026	189	56
2027	192	53
2028-2032	929	233
Defined Contribution Pension Plans
Our 401(k) profit sharing plan and supplemental plan provide for a matching contribution of a U.S. employee's contributions and accruals, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. We also have defined contribution pension plans for certain employees outside the U.S. Costs charged to expense for our defined contribution pension plans were $132 in 2022, $116 in 2021, and $141 in 2020. Approximately 30 percent of these costs were for plans outside the U.S.
Note 9.    Stockholders' Equity
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2020	$(2,157)	$(912)		$(40)		$(63)
Other comprehensive income (loss) before reclassifications	(265)	37		9		53
(Income) loss reclassified from AOCI	—	72	(a)	(3)	(a)	30
Net current period other comprehensive income (loss)	(265)	109		6		83
Balance as of December 31, 2021	(2,422)	(803)		(34)		20
Other comprehensive income (loss) before reclassifications	(347)	(51)		86		(139)
(Income) loss reclassified from AOCI	—	65	(a)	—	(a)	(44)
Net current period other comprehensive income (loss)	(347)	14		86		(183)
Balance as of December 31, 2022	$(2,769)	$(789)		$52		$(163)
(a)    Included in computation of net periodic pension and other postretirement benefits costs (see Note 8).
Included in the above defined benefit pension plans and other postretirement benefit plans balances as of December 31, 2022 is $735 and $2 of unrecognized net actuarial loss and unrecognized net prior service credit, respectively.

50	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, including the tax effect, are as follows:

	Year Ended December 31
	2022	2021	2020
Unrealized translation	$(324)	$(248)	$98
Tax effect	(23)	(17)	16
	(347)	(265)	114

Defined benefit pension plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	(109)	16	24
Amortization	34	37	41
Settlements and curtailments	52	91	49
Currency and other	36	10	(26)
	13	154	88
Unrecognized prior service cost/credit
Funded status recognition	2	(2)	2
Amortization	—	(4)	(4)
Curtailments	—	(3)	—
Currency and other	—	—	1
	2	(9)	(1)
Tax effect	(1)	(36)	(20)
	14	109	67
Other postretirement benefit plans
Unrecognized net actuarial loss and transition amount and other	113	12	(35)
Tax effect	(27)	(6)	8
	86	6	(27)
Cash flow hedges and other
Recognition of effective portion of hedges	(165)	70	(32)
Amortization	(58)	39	(2)
Currency and other	(22)	(4)	(5)
Tax effect	62	(22)	7
	(183)	83	(32)

Change in AOCI	$(430)	$(67)	$122
Amounts are reclassified from AOCI into Cost of products sold, Nonoperating expense, Interest expense, or Other (income) and expense, net, as applicable, in the consolidated income statement.
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation in 2022 is primarily due to the weakening of various foreign currencies versus the U.S. dollar, particularly the Indonesian rupiah and the British pound. Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

51	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Note 10.    Leases and Commitments
We have entered into leases for certain facilities, vehicles, material handling and other equipment. Our leases have remaining contractual terms up to 96 years, some of which include options to extend the leases for up to 99 years, and some of which include options to terminate the leases within 1 year. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Our lease costs are primarily related to facility leases for inventory warehousing and administration offices.
Lease Expense

	Year Ended December 31
	2022	2021	2020	Income Statement Classification
Operating lease expense	$145	$157	$168	Cost of products sold, Marketing, research and general expenses
Finance lease expense:
Amortization of lease assets	15	13	9	Cost of products sold
Interest on lease liabilities	1	2	1	Interest expense
Total finance lease expense	16	15	10
Variable lease expense(a)	242	219	202	Cost of products sold, Marketing, research and general expenses
Total lease expense	$403	$391	$380
(a)    Includes short-term leases, which are immaterial.
Lease Assets and Liabilities

	December 31
	2022	2021	Balance Sheet Classification
Assets
Operating lease	$475	$488	Other Assets
Finance lease	71	86	Property, Plant and Equipment, Net
Total lease assets	$546	$574
Liabilities
Current:
Operating lease	$127	$130	Accrued expenses and other current liabilities
Finance lease	11	11	Debt payable within one year
Noncurrent:
Operating lease	377	393	Other Liabilities
Finance lease	49	60	Long-Term Debt
Total lease liabilities	$564	$594
As of December 31, 2022 and 2021, accumulated amortization of finance lease assets was $32 and $27, respectively.

52	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Maturity of Lease Liabilities

	December 31, 2022
	Operating Leases	Finance Leases	Total
2023	$138	$13	$151
2024	119	10	129
2025	100	8	108
2026	83	6	89
2027	53	5	58
Thereafter	46	27	73
Total lease payments	539	69	608
Less imputed interest	35	9	44
Present value of lease liabilities	$504	$60	$564
As of December 31, 2022, our operating leases have a weighted-average remaining lease term of 5 years and a weighted-average discount rate of 3 percent and our finance leases have a weighted-average remaining lease term of 8 years and a weighted-average discount rate of 3 percent.
Supplemental Information Related to Leases

	December 31
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$148	$155	$164
Finance leases	11	13	14
Lease assets obtained in exchange for new lease obligations:
Operating leases	57	34	198
Finance leases	6	56	20
Other non-cash modifications to lease assets:
Operating leases	72	61	98
We have entered into long-term contracts for the purchase of superabsorbent materials, pulp and certain utilities. Commitments under these contracts based on current prices are $1,794 in 2023, $958 in 2024, $798 in 2025, $279 in 2026, $252 in 2027, and $39 beyond the year 2027.
Although we are primarily liable for payments on the above-mentioned leases and purchase commitments, our exposure to losses, if any, under these arrangements is not material.
Note 11.    Legal Matters
We routinely are involved in legal proceedings, claims, disputes, tax matters, regulatory matters and governmental inspections or investigations arising in the ordinary course of or incidental to our business, including those noted below in this section. We record accruals in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies, unless disclosed below. At present we believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial monetary damages. In addition, in matters for which conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular

53	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

ways, precluding particular business practices or requiring other remedies. An unfavorable outcome might result in a material adverse impact on our business, results of operations or financial position.
We are party to certain legal proceedings relating to our former health care business, Avanos Medical, Inc. ("Avanos", previously Halyard Health, Inc.), which we spun-off on October 31, 2014, including a qui tam matter and certain subpoena and document requests from the federal government. The subpoena and document requests include subpoenas from the United States Department of Justice (DOJ) concerning allegations of potential criminal and civil violations of federal laws, including the Food, Drug, and Cosmetic Act, in connection with the manufacturing, marketing and sale of surgical gowns by our former health care business. We continue to cooperate in this investigation and are making efforts to explore a potential resolution with the DOJ.
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
At December 31, 2022 and 2021, derivative assets were $99 and $65, respectively, and derivative liabilities were $318 and $41, respectively, primarily comprised of foreign currency exchange and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Commodity Price Risk
We use derivative instruments, such as forward contracts, to hedge a portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months. In addition, we utilize negotiated contracts of varying durations along with strategic pricing mechanisms to manage volatility for a portion of our commodity costs.

54	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of December 31, 2022, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $470, respectively. For each of the three years ended December 31, 2022, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of December 31, 2022, outstanding commodity forward contracts were in place to hedge a portion of our estimated requirements of the related underlying commodities in 2023 and future periods. As of December 31, 2022, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $2.5 billion. For each of the three years ended December 31, 2022, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At December 31, 2022, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income), net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at December 31, 2022 is December 2025.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.3 billion at December 31, 2022. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the year ended December 31, 2022, unrealized gain of $72 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of December 31, 2022.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. A loss of $29, a loss of $5 and a gain of $39 were recorded in the years ending December 31, 2022, 2021 and 2020, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At December 31, 2022, the notional amount of these undesignated derivative instruments was approximately $2.2 billion.

55	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Note 13.    Income Taxes
An analysis of the Provision for income taxes follows:

	Year Ended December 31
	2022	2021	2020
Current income taxes
United States	$248	$179	$252
State	16	35	81
Other countries	288	335	298
Total	552	549	631
Deferred income taxes
United States	(27)	(18)	62
State	(1)	(1)	5
Other countries	(29)	(51)	(22)
Total	(57)	(70)	45
Total provision for income taxes	$495	$479	$676
The components of Income Before Income Taxes and Equity Interests follow:

	Year Ended December 31
	2022	2021	2020
United States	$1,802	$1,580	$2,336
Other countries	538	645	594
Total income before income taxes and equity interests	$2,340	$2,225	$2,930

56	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Deferred income tax assets and liabilities are comprised of the following:

	December 31
	2022	2021
Deferred tax assets
Pension and other postretirement benefits	$179	$215
Tax credits and loss carryforwards	534	531
Capitalized research costs(a)	118	—
Lease liability	116	116
Prepaid royalties	56	117
Derivatives	74	38
Other	353	317
	1,430	1,334
Valuation allowances	(299)	(279)
Total deferred tax assets	1,131	1,055

Deferred tax liabilities
Property, plant and equipment, net	940	921
Investments in subsidiaries	101	105
Intangible assets	153	156
Lease asset	111	114
Other	229	228
Total deferred tax liabilities	1,534	1,524
Net deferred tax assets (liabilities)	$(403)	$(469)
(a)     Capitalized research costs are attributable to research and development costs recorded as a period cost for financial reporting purposes but required to be capitalized for U.S. tax purposes and amortized primarily over a 5 period, beginning on January 1, 2022.
Valuation allowances at the end of 2022 primarily relate to tax credits, capital loss carryforwards, and income tax loss carryforwards of $1.2 billion. If these items are not utilized against taxable income, $534 of the income tax loss carryforwards will expire from 2023 through 2039. The remaining $687 has no expiration date.
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

57	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Presented below is a reconciliation of the Provision for income taxes computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2022	2021	2020
U.S. statutory rate applied to income before income taxes and equity interests	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.5	1.2	2.3
Routine tax incentives	(3.5)	(5.8)	(4.3)
Net nondeductible expenses	1.4	1.5	0.8
Net tax cost on foreign income	2.4	2.4	2.7
Valuation allowance	1.3	2.4	0.7
Other - net(a)	(1.9)	(1.2)	(0.1)
Effective income tax rate	21.2%	21.5%	23.1%
(a)    Other - net is composed of numerous items, none of which is greater than 1.05 percent of income before income taxes and equity interests.
As of December 31, 2022, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $7.4 billion.  Earnings of $3.7 billion were previously subject to U.S. federal income tax.  Any additional taxes due with respect to such previously-taxed foreign earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes. Deferred taxes have been recorded on $0.7 billion of earnings of foreign consolidated subsidiaries expected to be repatriated.  We do not intend to distribute the remaining $3.0 billion of previously-taxed foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. state income taxes on such earnings.
We consider any excess of the amount for financial reporting over tax basis in our foreign subsidiaries to be indefinitely reinvested. The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the $3.0 billion of previously-taxed foreign earnings is not practicable.
Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2022	2021	2020
Balance at January 1	$506	$497	$383
Gross increases for tax positions of prior years	22	62	144
Gross decreases for tax positions of prior years	(38)	(37)	(34)
Gross increases for tax positions of the current year	36	42	36
Settlements	(21)	(39)	(22)
Other	(17)	(19)	(10)
Balance at December 31	$488	$506	$497
Of the amounts recorded as unrecognized income tax benefits at December 31, 2022, $420 would reduce our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized income tax benefits in Provision for income taxes. During each of the three years ended December 31, 2022, the net impact of interest and penalties was not significant. Total accrued penalties and net accrued interest was $35 and $24 at December 31, 2022 and 2021, respectively.
It is reasonably possible that a number of uncertainties could be resolved within the next 12 months. The aggregate resolution of the uncertainties could be up to $130, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.

58	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

As of December 31, 2022, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2016	to	2022
United Kingdom	2020	to	2022
Brazil	2016	to	2022
China	2011	to	2022
South Korea	2020	to	2022
Our originally filed U.S. federal income tax returns have been audited through 2015; however, our amended U.S. federal income tax returns are subject to audit for 2013-2018.
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
The Brazilian tax authority, Secretaria da Receita Federal do Brasil ("RFB"), concluded an audit for the taxable periods from 2008-2013. This audit included a review of our determinations of amortization of certain goodwill arising from prior acquisitions in Brazil, and the RFB has proposed adjustments that effectively eliminate the goodwill amortization benefits related to these transactions. Administrative appeals have been exhausted with a partial favorable decision for our position, and the remaining dispute is in the judicial phase. Based upon the matters that remain in dispute, the amount of the proposed tax adjustments and penalties is approximately $60 as of December 31, 2022 (translated at the December 31, 2022 currency exchange rate).  The amount ultimately in dispute will be significantly greater because of interest. We believe we have meritorious defenses and intend to vigorously defend against these proposed adjustments; however, it is expected to take a number of years to reach resolution of this matter.
As part of the tax audit of our U.S. federal income tax returns for the taxable years ended December 31, 2017 and 2018, the U.S. Internal Revenue Service proposed an adjustment that would increase the amount of the one-time transition tax on certain undistributed earnings of foreign subsidiaries owed by us. We believe we have adequate reserves and meritorious defenses and intend to vigorously defend against the proposed adjustment; however, it is expected to take a number of years to reach resolution of this matter.
Note 14.    Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

(Millions of shares)	2022	2021	2020
Basic	337.4	337.3	340.7
Dilutive effect of stock options and restricted share unit awards	0.9	1.5	1.8
Diluted	338.3	338.8	342.5
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding (in millions) as of December 31, 2022, 2021 and 2020 was 337.5, 336.8 and 338.7, respectively.
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

59	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes Other (income) and expense, net and income and expense not associated with ongoing operations of the business segments, including the costs of corporate decisions related to the 2018 Global Restructuring Program which was completed in 2021 as described in Note 2, the amounts related to the acquisition of a controlling interest in Thinx in 2022 and the acquisition of Softex Indonesia in 2020 as described in Note 3, and business tax credits related to the resolution of certain Brazil tax matters in 2020 as described in Note 1.
The principal sources of revenue in each global business segment are described below:
•Personal Care brands offer our consumers a trusted partner in caring for themselves and their families by delivering confidence, protection and discretion through a wide variety of innovative solutions and products such as disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, reusable underwear and other related products.  Products in this segment are sold under the Huggies, Pull-Ups, Little Swimmers, GoodNites, DryNites, Sweety, Kotex, U by Kotex, Intimus, Thinx, Poise, Depend, Plenitud, Softex and other brand names.
•Consumer Tissue offers a wide variety of innovative solutions and trusted brands that responsibly improve everyday living for families around the world.  Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Andrex, Viva, Scottex, Neve and other brand names.
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
Net sales to Walmart Inc. as a percent of our consolidated net sales were approximately 13 percent in 2022, 14 percent in 2021 and 15 percent in 2020. Net sales to Walmart Inc. were primarily in the Personal Care and Consumer Tissue segments.

60	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Information concerning consolidated operations by business segment is presented in the following tables:
Consolidated Operations by Business Segment

	Year Ended December 31
	2022	2021	2020
NET SALES(a)
Personal Care	$10,622	$10,267	$9,339
Consumer Tissue	6,243	6,034	6,718
K-C Professional	3,256	3,072	3,019
Corporate & Other	54	67	64
TOTAL NET SALES	$20,175	$19,440	$19,140

OPERATING PROFIT(b)
Personal Care	$1,787	$1,856	$1,933
Consumer Tissue	806	888	1,448
K-C Professional	457	404	528
Corporate & Other(c)	(412)	(559)	(719)
Other (income) and expense, net(d)	(43)	28	(54)
TOTAL OPERATING PROFIT	$2,681	$2,561	$3,244
(a)Net sales in the U.S. to third parties totaled $9,848, $9,285 and $9,679 in 2022, 2021 and 2020, respectively. No other individual country's net sales exceeds 10 percent of total net sales.
(b)    Segment operating profit excludes Other (income) and expense, net and income and expenses not associated with the business segments.
(c)    Corporate & Other includes transaction and integration costs of $21 related to the acquisition of a controlling interest in Thinx in 2022 and charges of $265 and $392 related to the 2018 Global Restructuring Program in 2021 and 2020, respectively. Restructuring charges for the 2018 Global Restructuring Program related to the Personal Care, Consumer Tissue and K-C Professional business segments were $104, $118 and $40 for 2021 and $156, $176 and $53 for 2020, respectively. Corporate & Other also includes acquisition-related costs of $32 associated with the acquisition of Softex Indonesia in 2020.
(d)    Other (income) and expense, net for 2022 includes the non-cash, non-recurring gain of $85 related to the acquisition of a controlling interest in Thinx. For 2020, it includes business tax credits of $77 related to a favorable legal ruling that resolved certain matters related to prior years' business taxes in Brazil.

	Personal Care	Consumer Tissue	K-C Professional	Corporate & Other	Total
Depreciation and Amortization
2022	$375	$251	$125	$3	$754
2021	355	291	116	4	766
2020	347	334	111	4	796
Capital Spending
2022	442	280	142	12	876
2021	536	303	157	11	1,007
2020	616	391	204	6	1,217
Assets
2022	9,086	5,048	2,675	1,161	17,970
2021	8,890	5,083	2,650	1,214	17,837
2020	8,486	5,227	2,551	1,259	17,523

61	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Sales of Principal Products

(Billions of dollars)	2022	2021	2020
Baby and child care products	$7.2	$7.2	$6.4
Consumer tissue products	6.2	6.0	6.7
Away-from-home professional products	3.3	3.1	3.0
All other	3.5	3.1	3.0
Consolidated	$20.2	$19.4	$19.1

Note 16.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2022	2021	2020
Advertising expense	$901	$893	$956
Research expense	292	269	276
Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation's Share of Net Income
2022	$2,690	$707	$438	$240	$116
2021	2,501	696	398	205	98
2020	2,358	786	507	299	142
	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities	Stockholders' Equity
2022	$1,585	$1,303	$814	$1,751	$323
2021	1,283	1,219	809	1,334	360
2020	1,585	1,203	842	1,563	382
Equity companies are principally engaged in operations in the personal care and consumer tissue businesses. At December 31, 2022, our ownership interest in Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries ("KCM") was 47.9 percent. KCM is partially owned by the public, and its stock is publicly traded in Mexico. At December 31, 2022, our investment in this equity company was $179, and the estimated fair value of the investment was $2.7 billion based on the market price of publicly traded shares. Our other equity ownership interests are not significant to our consolidated balance sheet or financial results.
At December 31, 2022, undistributed net income of equity companies included in consolidated retained earnings was $1.1 billion.

62	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, Net	2022	2021
From customers	$2,155	$2,092
Other	189	170
Less allowance for doubtful accounts and sales discounts	(64)	(55)
Total	$2,280	$2,207

	December 31
	2022			2021
Summary of Inventories by Major Class	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$147	$425	$572	$141	$352	$493
Work in process	139	107	246	153	89	242
Finished goods	518	870	1,388	607	835	1,442
Supplies and other	—	302	302	—	280	280
	804	1,704	2,508	901	1,556	2,457
Excess of FIFO or weighted-average cost over LIFO cost	(239)	—	(239)	(218)	—	(218)
Total	$565	$1,704	$2,269	$683	$1,556	$2,239
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

	December 31
Summary of Property, Plant and Equipment, Net	2022	2021
Land	$156	$169
Buildings	3,062	2,993
Machinery and equipment	14,655	14,606
Construction in progress	676	760
	18,549	18,528
Less accumulated depreciation	(10,664)	(10,431)
Total	$7,885	$8,097
Property, plant and equipment, net in the U.S. as of December 31, 2022 and 2021 was $4,273 and $4,165, respectively.

63	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

	December 31
Summary of Accrued Expenses and Other Current Liabilities	2022	2021
Accrued advertising and promotion	$455	$434
Accrued salaries and wages	421	403
Accrued rebates	285	249
Accrued taxes - income and other	318	323
Operating leases	127	130
Accrued restructuring	—	75
Accrued interest	82	85
Derivative liabilities	200	23
Other	401	374
Total	$2,289	$2,096
Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Operating Working Capital	Year Ended December 31
	2022	2021	2020
Accounts receivable	$(151)	$(37)	$95
Inventories	(76)	(417)	(96)
Trade accounts payable	109	627	239
Accrued expenses	92	(124)	132
Accrued income taxes	20	(4)	42
Derivatives	9	30	(9)
Currency and other	(20)	(29)	(40)
Total	$(17)	$46	$363

	Year Ended December 31
Other Cash Flow Data	2022	2021	2020
Interest paid	$270	$243	$245
Income taxes paid	468	492	533

64	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Kimberly-Clark Corporation:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2023, expressed an unqualified opinion on the Corporation's internal control over financial reporting.
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
The Corporation utilizes various trade promotion programs globally. The cost of promotion activities is classified as a reduction in sales revenue and can result in a period of time between the date the customer earns a promotion and the date the customer claims the promotion. The Corporation records an accrual for estimated promotions using customer sales associated with valid promotion events, actual promotion claims, and forecasted information of amounts earned by the customer but not yet claimed. As of December 31, 2022, the accrual balance was approximately $426 million.
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

65	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

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
•We evaluated trade promotion transactions using either analytical procedures or by evaluating individual transactions. When analytical procedures were performed, we developed an expectation for reduction in revenue associated with trade promotions based on the relationship with gross sales adjusted for changes in data, which consist of changes in product mix, sales margin, or inflation, and compared to the recorded amount. When individual promotion transactions were evaluated, we obtained evidence of the promotion agreement with the customer and the amounts of the promotions earned.
•We evaluated management’s ability to estimate future promotion claims by comparing actual promotion claims to management’s historical estimates.
•We evaluated the reasonableness of management’s estimate of future promotion claims by testing the underlying data related to (1) customer sales associated with valid promotion events, (2) actual promotion claims, and (3) forecasted information.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 9, 2023
We have served as the Corporation’s auditor since 1928.

66	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective.
Deloitte & Touche LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, and has expressed an unqualified opinion in their report, which appears in this report.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Kimberly-Clark Corporation:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Corporation and our report dated February 9, 2023, expressed an unqualified opinion on those financial statements.
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

67	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 9, 2023

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

68	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2023 Proxy Statement for the Annual Meeting of Stockholders (the "2023 Proxy Statement") are incorporated in this Item 10 by reference:
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
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of our 2023 Proxy Statement captioned "Compensation Discussion and Analysis," "Compensation Tables," "Director Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation," "Other Information - CEO Pay Ratio Disclosure" and "Other Information - Pay Versus Performance" is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the sections of our 2023 Proxy Statement captioned "Compensation Tables - Equity Compensation Plan Information" and "Other Information - Security Ownership Information" is incorporated in this Item 12 by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of our 2023 Proxy Statement captioned "Other Information - Transactions with Related Persons" and "Corporate Governance - Director Independence" is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (Deloitte & Touche LLP, PCAOB ID 34)
The information in the sections of our 2023 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditor" is incorporated in this Item 14 by reference.

69	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

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

Exhibit No. (4)e.	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (4)f.	Description of the Corporation's Common Stock, incorporated by reference to Exhibit No. (4)f of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

Exhibit No. (4)g	Description of the Corporation’s 0.625% Notes due 2024, incorporated by reference to Exhibit No. (4)f of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

70	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

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

Exhibit No. (10)d.	Kimberly-Clark Corporation Voluntary Deferred Compensation Plan, incorporated by reference to Exhibit (10)d of the Corporation's Current Report on Form 8-K dated September 15, 2022.*

Exhibit No. (10)e.	First Amendment to the Kimberly-Clark Corporation Voluntary Deferred Compensation Plan, effective January 1, 2023, filed herewith*

Exhibit No. (10)f.
Summary of Kimberly-Clark Corporation Executive Long-Term Disability Plan, incorporated by reference to Exhibit (10)g of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

Exhibit No. (10)g.	Outside Directors' Stock Compensation Plan, as amended, incorporated by reference to Exhibit No. 10(g) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.*

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

Exhibit No. (10)j.	Kimberly-Clark Corporation Supplemental Retirement 401(k) and Profit Sharing Plan, as amended and restated effective January 1, 2023, filed herewith*

Exhibit No. (10)k.	2021 Outside Directors' Compensation Plan effective April 29, 2021, incorporated by reference to Exhibit No. (10)k of the Corporation's Current Report on Form 8-K filed on April 29, 2021.*

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
Form of Award Agreements under 2021 Equity Participation Plan for Nonqualified Stock Options, incorporated by reference to Exhibit No. (10)n of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.*

Exhibit No. (10)o.	2021 Equity Participation Plan effective April 29, 2021, incorporated by reference to Exhibit No. (10)o of the Corporation's Current Report on Form 8-K filed on April 29, 2021.*

71	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

Exhibit No. (10)p.	Severance Pay Plan, as amended and restated effective January 1, 2023, filed herewith.*

Exhibit No. (10)q.
Form of Award Agreements under 2021 Equity Participation Plan for Performance Restricted Stock Units, incorporated by reference to Exhibit No. (10)q of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

Exhibit No. (10)r.
Form of Award Agreements under 2021 Equity Participation Plan for Off-Cycle Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)r of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

Exhibit No. (10)s.
First Amendment to 2011 Equity Participation Plan, effective February 12, 2020, incorporated by reference to Exhibit No. (10)s of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.*

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (101).INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No. 104	The cover page from this Current Report on Form 10-K formatted as Inline XBRL

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

72	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 9, 2023	By:	/s/ Andrew S. Drexler
Andrew S. Drexler Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael D. Hsu	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 9, 2023
Michael D. Hsu

/s/ Nelson Urdaneta	Senior Vice President and Chief Financial Officer (principal financial officer)	February 9, 2023
Nelson Urdaneta

/s/ Andrew S. Drexler	Vice President and Controller (principal accounting officer)	February 9, 2023
Andrew S. Drexler

Directors

Sylvia M. Burwell	Sherilyn S. McCoy
John W. Culver	Christa S. Quarles
Robert W. Decherd	Jaime A. Ramirez
Mae C. Jemison	Dunia A. Shive
S. Todd Maclin	Mark T. Smucker
Deirdre A. Mahlan	Michael D. White

By:	/s/ Andrew S. Drexler	February 9, 2023
Andrew S. Drexler Attorney-in-Fact

73	KIMBERLY-CLARK CORPORATION - 2022 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2022
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$40	$14	$(3)	$4	(b)	$47
Allowances for sales discounts	15	239	(3)	234	(c)	17
December 31, 2021
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$34	$12	$(4)	$2	(b)	$40
Allowances for sales discounts	16	225	(2)	224	(c)	15
December 31, 2020
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$32	$3	$1	$2	(b)	$34
Allowances for sales discounts	17	240	(3)	238	(c)	16
(a)Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.
(b)Primarily uncollectible receivables written off.
(c)Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2022
Deferred taxes
Valuation allowance	$279	$37	$—	$17	$299
December 31, 2021
Deferred taxes
Valuation allowance	$272	$12	$—	$5	$279
December 31, 2020
Deferred taxes
Valuation allowance	$248	$21	$—	$(3)	$272
(a)Represents the net currency effects of translating valuation allowances at current rates of exchange.

74	KIMBERLY-CLARK CORPORATION - 2022 Annual Report