Form 10-Q
period 2023-03-31
KIMBERLY CLARK CORP
filed 2023-04-25
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of April 18, 2023, there were 337,381,046 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2023	2022
Net Sales	$5,195	$5,095
Cost of products sold	3,469	3,575
Gross Profit	1,726	1,520
Marketing, research and general expenses	924	886
Other (income) and expense, net	15	(59)
Operating Profit	787	693
Nonoperating expense	(16)	(4)
Interest income	7	2
Interest expense	(73)	(65)
Income Before Income Taxes and Equity Interests	705	626
Provision for income taxes	(173)	(114)
Income Before Equity Interests	532	512
Share of net income of equity companies	43	23
Net Income	575	535
Net income attributable to noncontrolling interests	(9)	(12)
Net Income Attributable to Kimberly-Clark Corporation	$566	$523

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.68	$1.55
Diluted	$1.67	$1.55
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2023	2022
Net Income	$575	$535
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	93	53
Employee postretirement benefits	(8)	11
Cash flow hedges and other	(78)	(9)
Total Other Comprehensive Income (Loss), Net of Tax	7	55
Comprehensive Income	582	590
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(8)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$574	$582
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2023 Data is Unaudited)

(Millions of dollars)	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$524	$427
Accounts receivable, net	2,430	2,280
Inventories	2,224	2,269
Other current assets	673	753
Total Current Assets	5,851	5,729
Property, Plant and Equipment, Net	7,866	7,885
Investments in Equity Companies	281	238
Goodwill	2,090	2,074
Other Intangible Assets, Net	868	851
Other Assets	1,221	1,193
TOTAL ASSETS	$18,177	$17,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$536	$844
Trade accounts payable	3,788	3,813
Accrued expenses and other current liabilities	2,376	2,289
Dividends payable	394	388
Total Current Liabilities	7,094	7,334
Long-Term Debt	7,945	7,578
Noncurrent Employee Benefits	645	654
Deferred Income Taxes	612	647
Other Liabilities	810	799
Redeemable Common and Preferred Securities of Subsidiaries	210	258
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at March 31, 2023 and December 31, 2022	473	473
Additional paid-in capital	694	679
Common stock held in treasury, at cost - 41.2 and 41.1 million shares at March 31, 2023 and December 31, 2022, respectively	(5,153)	(5,137)
Retained earnings	8,365	8,201
Accumulated other comprehensive income (loss)	(3,660)	(3,669)
Total Kimberly-Clark Corporation Stockholders' Equity	719	547
Noncontrolling Interests	142	153
Total Stockholders' Equity	861	700
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,177	$17,970
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	378,597	$473	$679	41,135	$(5,137)	$8,201	$(3,669)	$153	$700
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	566	—	10	576
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	8	(3)	5
Stock-based awards exercised or vested	—	—	(12)	(169)	18	—	—	—	6
Shares repurchased	—	—	—	265	(34)	—	—	—	(34)
Recognition of stock-based compensation	—	—	23	—	—	—	—	—	23
Dividends declared ($1.18 per share)	—	—	—	—	—	(398)	—	(16)	(414)
Other	—	—	4	—	—	(4)	1	(2)	(1)
Balance at March 31, 2023	378,597	$473	$694	41,231	$(5,153)	$8,365	$(3,660)	$142	$861

	Three Months Ended March 31, 2022
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	378,597	$473	$605	41,762	$(5,183)	$7,858	$(3,239)	$223	$737
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	523	—	12	535
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	59	(4)	55
Stock-based awards exercised or vested	—	—	(26)	(347)	35	—	—	—	9
Shares repurchased	—	—	—	215	(27)	—	—	—	(27)
Recognition of stock-based compensation	—	—	16	—	—	—	—	—	16
Dividends declared ($1.16 per share)	—	—	—	—	—	(391)	—	(82)	(473)
Other	—	—	4	—	—	(2)	—	—	2
Balance at March 31, 2022	378,597	$473	$599	41,630	$(5,175)	$7,988	$(3,180)	$149	$854
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2023	2022
Operating Activities
Net income	$575	$535
Depreciation and amortization	188	188
Asset impairments	11	—
Gain on previously held equity investment in Thinx	—	(85)
Stock-based compensation	24	16
Deferred income taxes	(50)	(52)
Net (gains) losses on asset dispositions	2	6
Equity companies' earnings (in excess of) less than dividends paid	(43)	(23)
Operating working capital	(85)	(369)
Postretirement benefits	(6)	(14)
Other	(3)	2
Cash Provided by Operations	613	204
Investing Activities
Capital spending	(201)	(253)
Acquisition of business, net of cash acquired	—	(34)
Investments in time deposits	(177)	(83)
Maturities of time deposits	259	255
Other	4	(1)
Cash Used for Investing	(115)	(116)
Financing Activities
Cash dividends paid	(391)	(384)
Change in short-term debt	(308)	834
Debt proceeds	348	—
Debt repayments	—	(300)
Proceeds from exercise of stock options	11	23
Acquisitions of common stock for the treasury	(30)	(25)
Cash dividends paid to noncontrolling interests	(16)	—
Other	(11)	(15)
Cash Used for Financing	(397)	133
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	2
Change in Cash and Cash Equivalents	97	223
Cash and Cash Equivalents - Beginning of Period	427	270
Cash and Cash Equivalents - End of Period	$524	$493
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
For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Highly Inflationary Accounting
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, the countries’ functional currency becomes the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material. As of March 31, 2023, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the three months ended March 31, 2023 and 2022.
In the first quarter of 2022, published inflation indices indicated that the three-year cumulative inflation in Turkey exceeded 100 percent, and as of April 1, 2022, we elected to adopt highly inflationary accounting for our subsidiary in Turkey (“K-C Turkey”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material. As of March 31, 2023, K-C Turkey had a small net lira monetary position. Net sales of K-C Turkey were less than 1 percent of our consolidated net sales for the three months ended March 31, 2023 and 2022.
Recently Adopted Accounting Standard
In September 2022, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The new guidance requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the provision on roll forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted this ASU as of January 1, 2023 on a prospective basis. As the guidance requires only additional disclosures, there were no effects of this standard on our financial position, results of operations and cash flows. See disclosure contained in Note 8.
Note 2. 2022 Acquisition
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181 consisting of cash of $53, the fair value of our previously held equity investment of $127, and certain share-based award costs of $1.
We previously accounted for our ownership interest in Thinx as an equity method investment, but upon increasing our ownership to 58 percent, we began consolidating the operations of Thinx into our financial statements at the end of the first quarter of 2022. The consolidated results of operations for Thinx are reported in our Personal Care business segment on a one-month lag. The share of Thinx net income and equity attributable to the third-party minority owner of Thinx is classified in our consolidated income statement within Net income attributable to noncontrolling interests and in our consolidated balance sheet within Redeemable Common and Preferred Securities of Subsidiaries. This noncontrolling equity interest is measured at the estimated redemption value, which approximates fair value.

During the first quarter of 2022, we substantially completed an initial purchase price allocation in which we utilized several generally accepted valuation methodologies to estimate the fair value of certain acquired assets. The primary valuation methods included two forms of the Income Approach (i.e., the multi-period excess earnings method [distributor method] and the relief-from-royalty method). The purchase price allocation was finalized in the first quarter of 2023 with immaterial measurement period adjustments recorded.
The total purchase price consideration was allocated to the net assets acquired based upon their respective final estimated fair values as follows:

Current Assets	$28
Property, Plant and Equipment, Net	2
Goodwill	298
Other Intangible Assets, Net	123
Other Assets	4
Current Liabilities	(18)
Deferred Income Taxes	(18)
Other Liabilities	(4)
Fair value of net assets acquired	415
Less fair value of non-controlling interest	(234)
Total purchase price consideration	$181
Other Intangible Assets, Net includes brands and customer relationships which have estimated useful lives of 4 to 15 years, primarily 15 years.
Goodwill of $298 was allocated to the Personal Care business segment. The goodwill is primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. For tax purposes, the acquisition of additional Thinx shares was treated as a stock acquisition, and the goodwill acquired is not tax deductible.
As a result of this transaction during the quarter ended March 31, 2022, an $85 non-recurring, non-cash gain was recognized in Other (income) expense, net as a result of the remeasurement of the carrying value of our previously held equity investment to fair value, and related transaction and integration costs of $21 were recorded in Marketing, research and general expenses. This recognition resulted in a net benefit of $64 pre-tax ($68 after tax) being included in our consolidated income statement for the quarter ended March 31, 2022. In addition, we removed the non-cash gain impact from Operating Activities in our consolidated cash flow statements for the three months ended March 31, 2022.
In the first quarter of 2023, we delivered a redemption notice to the third-party minority owner with respect to a portion of the remaining common securities of Thinx. The redemption value of the securities will consist of cash consideration of approximately $48 and will bring our ownership interest in Thinx to 70 percent. We expect the redemption to close in the second quarter of 2023.
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
During the three months ended March 31, 2023 and for the full year 2022, there were no significant transfers to or from level 3 fair value determinations.

Derivative assets and liabilities are measured on a recurring basis at fair value. At March 31, 2023 and December 31, 2022, derivative assets were $88 and $99, respectively, and derivative liabilities were $368 and $318, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on LIBOR rates and interest rate swap curves and commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 6.
Redeemable common and preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of March 31, 2023 and December 31, 2022, the securities were valued at $210 and $258, respectively. The securities are not traded in active markets, and their measurement is considered a level 3 measurement. In the first quarter of 2023, we delivered a redemption notice to the third-party minority owner with respect to a portion of the remaining common securities of Thinx. We expect the redemption to close in the second quarter of 2023. The amount associated with the redemption has been reclassified to Accrued expenses and other current liabilities. Additional information on this transaction is contained in Note 2.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $64 and $63 at March 31, 2023 and December 31, 2022, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		March 31, 2023		December 31, 2022
Assets
Cash and cash equivalents(a)	1	$524	$524	$427	$427
Time deposits(b)	1	186	186	268	268
Liabilities
Short-term debt(c)	2	66	66	373	373
Long-term debt(d)	2	8,415	8,042	8,049	7,403
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
Note 4. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended March 31
(Millions of shares)	2023	2022
Basic	337.5	337.0
Dilutive effect of stock options and restricted share unit awards	1.1	1.2
Diluted	338.6	338.2
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of March 31, 2023 and 2022 was 337.4 million and 337.0 million, respectively.

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
The change in net unrealized currency translation for the three months ended March 31, 2023 was primarily due to the strengthening of certain foreign currencies versus the U.S. dollar.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2021	$(2,422)	$(803)		$(34)		$20
Other comprehensive income (loss) before reclassifications	57	7		(2)		(2)
(Income) loss reclassified from AOCI	—	6	(a)	—	(a)	(7)
Net current period other comprehensive income (loss)	57	13		(2)		(9)
Balance as of March 31, 2022	$(2,365)	$(790)		$(36)		$11

Balance as of December 31, 2022	$(2,769)	$(789)		$52		$(163)
Other comprehensive income (loss) before reclassifications	95	(14)		—		(93)
(Income) loss reclassified from AOCI	—	7	(a)	(1)	(a)	15
Net current period other comprehensive income (loss)	95	(7)		(1)		(78)
Balance as of March 31, 2023	$(2,674)	$(796)		$51		$(241)
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
At March 31, 2023 and December 31, 2022, derivative assets were $88 and $99, respectively, and derivative liabilities were $368 and $318, respectively, primarily comprised of foreign currency exchange and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of March 31, 2023, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $478, respectively. For the three months ended March 31, 2023 and 2022, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of March 31, 2023, outstanding commodity forward contracts were in place to hedge a portion of our estimated requirements of the related underlying commodities in the remainder of 2023 and future periods. As of March 31, 2023, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $2.6 billion. For the three months ended March 31, 2023 and 2022, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2023, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at March 31, 2023 is March 2026.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.7 billion at March 31, 2023. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the three months ended March 31, 2023, unrealized losses of $11 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of March 31, 2023.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. A gain of $8 and a loss of $34 were recorded in the three months ended March 31, 2023 and 2022, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At March 31, 2023, the notional value of these undesignated derivative instruments was approximately $2.3 billion.
Note 7. Business Segment Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care, Consumer Tissue and K-C Professional. The reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes Other (income) and expense, net and income and expense not associated with ongoing operations of the business segments.
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
Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended March 31
	2023	2022	Change
NET SALES
Personal Care	$2,704	$2,729	-1%
Consumer Tissue	1,634	1,568	+4%
K-C Professional	847	780	+9%
Corporate & Other	10	18	N.M.
TOTAL NET SALES	$5,195	$5,095	+2%

OPERATING PROFIT
Personal Care	$487	$475	+3%
Consumer Tissue	240	171	+40%
K-C Professional	159	90	+77%
Corporate & Other(a)	(84)	(102)	N.M.
Other (income) and expense, net(a)	15	(59)	N.M.
TOTAL OPERATING PROFIT	$787	$693	+14%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including the non-cash, non-recurring gain and transaction and integration costs related to the acquisition of a controlling interest in Thinx in 2022.
N.M. - Not Meaningful
Sales of Principal Products:

	Three Months Ended March 31
(Billions of dollars)	2023	2022
Baby and child care products	$1.8	$1.9
Consumer tissue products	1.6	1.6
Away-from-home professional products	0.8	0.8
All other	1.0	0.8
Consolidated	$5.2	$5.1

Note 8. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2023			December 31, 2022
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$138	$409	$547	$147	$425	$572
Work in process	134	110	244	139	107	246
Finished goods	524	831	1,355	518	870	1,388
Supplies and other	—	312	312	—	302	302
	796	1,662	2,458	804	1,704	2,508
Excess of FIFO or weighted-average cost over LIFO cost	(234)	—	(234)	(239)	—	(239)
Total	$562	$1,662	$2,224	$565	$1,704	$2,269
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2023	December 31, 2022
Land	$160	$156
Buildings	3,065	3,062
Machinery and equipment	14,807	14,655
Construction in progress	668	676
	18,700	18,549
Less accumulated depreciation	(10,834)	(10,664)
Total	$7,866	$7,885
Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We or the global financial institutions may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. The outstanding amount related to the suppliers participating in this program was $1,019 and $998 as of March 31, 2023 and December 31, 2022, respectively, and was recorded within Trade accounts payable.

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
•Overview of First Quarter 2023 Results
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
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181 consisting of cash of $53, the fair value of our previously held equity investment of $127, and certain share-based award costs of $1. In the first quarter of 2023, we delivered a redemption notice to the third-party minority owner with respect to a portion of the remaining common securities of Thinx. The redemption will bring our ownership interest in Thinx to 70 percent. We expect the redemption to close in the second quarter of 2023.

On October 24, 2022, we entered into an agreement to sell our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $175, subject to certain working capital and other closing adjustments. The transaction also includes a licensing agreement to allow the acquirer to manufacture and market in Brazil the Kleenex, Scott and Wypall brands to consumers and away-from-home customers for a period of time. Following receipt of antitrust clearance on April 18, 2023, the transaction remains subject to customary conditions and is expected to close in the second quarter of 2023. The assets included in the sale agreement were reclassified to Other current assets as of December 31, 2022.
This section presents a discussion and analysis of our first quarter 2023 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Changes in foreign currency exchange rates and acquisitions also impact the year-over-year change in net sales. Revenue growth management is used to describe our capability that drives sustainable profit growth by maximizing our brands' revenue potential with consumer-centric insights. It focuses on strategic pricing decisions, price pack architecture, managing our product mix, trade promotion activity and trading terms. Our analysis compares the three months ended March 31, 2023 results to the same period in 2022.
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
Overview of First Quarter 2023 Results
•Net sales of $5.2 billion increased 2 percent compared to the year-ago period, including organic sales growth of 5 percent.
•Operating profit was $787 in 2023 and $693 in 2022. Net Income Attributable to Kimberly-Clark Corporation was $566 in 2023 compared to $523 in 2022, and diluted earnings per share were $1.67 in 2023 compared to $1.55 in 2022. Results in 2022 include the net benefit of the acquisition of a controlling interest of Thinx.
Results of Operations and Related Information
This section presents a discussion and analysis of our first quarter 2023 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended March 31
	2023	2022	Percent Change
Net Sales:
North America	$2,730	$2,614	+4%
Outside North America	2,522	2,546	-1%
Intergeographic sales	(57)	(65)	-12%
Total Net Sales	5,195	5,095	+2%
Operating Profit:
North America	574	459	+25%
Outside North America	312	277	+13%
Corporate & Other(a)	(84)	(102)	N.M.
Other (income) and expense, net(a)	15	(59)	N.M.
Total Operating Profit	787	693	+14%
Share of net income of equity companies	43	23	+87%
Net Income Attributable to Kimberly-Clark Corporation	566	523	+8%
Diluted Earnings per Share	1.67	1.55	+8%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended March 31, 2022
	As Reported	Acquisition of Controlling Interest in Thinx	As Adjusted Non-GAAP
Marketing, research and general expenses	$886	$21	$865
Other (income) and expense, net	(59)	(85)	26
Operating Profit	693	64	629
Provision for income taxes	(114)	4	(118)
Effective tax rate	18.2%	—	21.0%
Net Income Attributable to Kimberly-Clark Corporation	523	68	455
Diluted Earnings per Share(a)	1.55	0.20	1.35
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Percent Change in Net Sales Three Months Ended	Volume	Net Price	Mix/Other	Acquisition(e)	Currency	Total(a)	Organic(b)
Consolidated	(5)	10	1	—	(4)	2	5
North America	(2)	7	—	1	—	5	4
D&E Markets	(9)	11	2	—	(7)	(3)	4
Developed Markets	(6)	15	1	—	(6)	3	10

Percent Change in Operating Profit(f)	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Three months ended	(10)	79	(26)	16	(5)	(29)	25
(a) Total may not equal the sum of volume, net price, mix/other, acquisition and currency due to rounding and excludes intergeographic sales.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE (Focused On Reducing Costs Everywhere) program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
(e) Impact of the acquisition of Thinx Inc.
(f) Percent change calculated using adjusted operating profit for the three months ended March 31, 2022.
Net sales in the first quarter of $5.2 billion increased 2 percent. Organic sales increased 5 percent as changes in net selling prices and product mix increased sales by 10 percent and 1 percent, respectively, driven by ongoing revenue growth management programs, while volume decreased 5 percent. Changes in foreign currency exchange rates decreased sales by approximately 4 percent.
In North America, net sales increased 5 percent, including increases of 2 percent in Personal Care, 5 percent in Consumer Tissue and 12 percent in K-C Professional. Outside North America, net sales decreased 3 percent in D&E Markets and increased 3 percent in Developed Markets.
Operating profit in the first quarter was $787 in 2023 and $693 in 2022. Excluding the net benefit of the acquisition of a controlling interest in Thinx in the first quarter of 2022, adjusted operating profit was $629. Results benefited from higher net selling prices and $105 in FORCE cost savings, partially offset by $160 of higher input costs, driven primarily by fiber and energy costs, higher marketing, research and general expenses, unfavorable currency effects, higher other manufacturing costs and lower volumes.
Interest expense in the first quarter was $73 in 2023 compared to $65 in 2022 primarily due to higher weighted average interest rate on outstanding debt.
The first quarter effective tax rate was 24.5 percent in 2023 and 18.2 percent in 2022. The first quarter adjusted effective tax rate was 21.0 percent in 2022. The rate in 2022 benefited from certain tax planning initiatives.
Our share of net income of equity companies in the first quarter was $43 in 2023 and $23 in 2022. The increase was primarily driven by Kimberly-Clark de Mexico, S.A.B. de C.V. results which benefited from organic sales growth, favorable currency effects, and cost savings partially offset by higher input costs.
Diluted net income per share for the first quarter was $1.67 in 2023 and $1.55 in 2022. First quarter adjusted earnings per share were $1.35 in 2022.

Results by Business Segments
Personal Care

	Three Months Ended March 31			Three Months Ended March 31
	2023	2022		2023	2022
Net Sales	$2,704	$2,729	Operating Profit	$487	$475

Percent Change in Net Sales Three Months Ended	Volume	Net Price	Mix/Other	Acquisition(e)	Currency	Total(a)	Organic(b)
Total Personal Care	(5)	7	1	1	(4)	(1)	3
North America	(2)	4	(1)	2	—	2	1
D&E Markets	(10)	11	2	—	(8)	(5)	3
Developed Markets	(4)	7	1	—	(6)	(1)	4

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Three months ended	(7)	40	(8)	4	(5)	(21)	3
(a) Total may not equal the sum of volume, net price, mix/other, acquisition and currency due to rounding and excludes intergeographic sales.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
(e) Impact of the acquisition of Thinx Inc.
Net sales in the first quarter of $2.7 billion decreased 1 percent, while organic sales increased 3 percent, driven by changes in net selling prices and product mix of 7 percent and 1 percent, respectively, supported by successful revenue growth management and commercial execution, partially offset by decreased volume of 5 percent. Organic sales included an impact from the exit of a private label contract. Changes in foreign currency exchange rates decreased sales by 4 percent.
First quarter operating profit of $487 increased 3 percent. Results benefited from higher net selling prices and cost savings partially offset by higher marketing, research and general expenses, unfavorable currency effects, input cost inflation and lower volumes.
Consumer Tissue

	Three Months Ended March 31			Three Months Ended March 31
	2023	2022		2023	2022
Net Sales	$1,634	$1,568	Operating Profit	$240	$171

Percent Change in Net Sales Three Months Ended	Volume	Net Price	Mix/Other	Currency	Total(a)	Organic(b)
Total Consumer Tissue	(5)	11	—	(3)	4	7
North America	(3)	7	1	—	5	5
D&E Markets	(9)	13	1	(5)	—	5
Developed Markets	(4)	17	—	(7)	6	13

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Three months ended	(12)	101	(57)	37	(2)	(27)	40
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding and excludes intergeographic sales.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.

Net sales in the first quarter of $1.6 billion increased 4 percent, including organic sales growth of 7 percent driven by changes in net selling prices that increased sales by 11 percent, partially offset by decreased volume of 5 percent. The segment posted organic growth across all major regions supported by successful revenue growth management and improving service levels. Changes in foreign currency exchange rates decreased sales by 3 percent.
First quarter operating profit of $240 increased 40 percent. Results benefited from higher net selling prices and cost savings, partially offset by input cost inflation, lower volumes and higher other manufacturing costs and marketing, research and general expenses.
K-C Professional

	Three Months Ended March 31			Three Months Ended March 31
	2023	2022		2023	2022
Net Sales	$847	$780	Operating Profit	$159	$90

Percent Change in Net Sales Three Months Ended	Volume	Net Price	Mix/Other	Currency	Total(a)	Organic(b)
Total K-C Professional	(6)	17	1	(3)	9	11
North America	(3)	16	(1)	(1)	12	12
D&E Markets	(6)	11	2	(6)	1	7
Developed Markets	(17)	26	4	(6)	7	13

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Three months ended	(7)	147	(31)	23	(5)	(50)	77
(a) Total may not equal the sum of volume, net price, mix/other and currency due to rounding and excludes intergeographic sales.
(b) Combined impact of changes in volume, net price and mix/other.
(c) Benefits of the FORCE program.
(d) Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
First quarter net sales of $847 increased 9 percent, including organic sales growth of 11 percent, driven by changes in net selling prices and product mix of 17 percent and 1 percent, respectively, partially offset by decreased volume of 6 percent. The segment posted organic growth across key categories and regions supported by strong revenue growth management. Changes in foreign currency exchange rates decreased sales by 3 percent.
First quarter operating profit of $159 increased 77 percent. Results benefited from higher net selling prices and cost savings, partially offset by input cost inflation and higher other manufacturing costs.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $613 for the first three months of 2023 compared to $204 in the prior year. The increase was driven by higher operating profit and improvements in working capital.
Investing
During the three months ended March 31, 2023, our capital spending was $201 compared to $253 in the prior year. We anticipate that full year capital spending will be $800 to $900. Acquisition of business, net of cash acquired of $34 in the three months ended March 31, 2022 reflected the acquisition of a controlling interest of Thinx.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $66 as of March 31, 2023 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the first quarter of 2023 was $315. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At March 31, 2023 and December 31, 2022, total debt was $8.5 billion and $8.4 billion, respectively.

In February 2023, we issued $350 aggregate principal amount of 4.50 percent notes due February 16, 2033. Proceeds from the offering were used for general corporate purposes including the repayment of a portion of our commercial paper indebtedness.

Our consolidated subsidiary, Thinx, has issued common securities to its third-party minority owner, who has certain redemption rights to sell those securities to us. In the first quarter of 2023, we delivered a redemption notice with respect to a portion of the remaining common securities held by the third-party minority owner. The redemption value of the securities will consist of cash consideration of approximately $48. We expect the redemption to close in the second quarter of 2023. If the remaining redemption right is exercised, it would require us to pay approximately $185 during a second exercise period of January 1, 2024 through June 30, 2026.
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
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first three months of 2023, we repurchased 265 thousand shares of our common stock at a cost of $34 through a broker in the open market. We are targeting full-year 2023 share repurchases of approximately $100 to $150, subject to market conditions.
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
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including the war in Ukraine (including the related responses of consumers, customers, and suppliers and sanctions issued by the U.S., the European Union, Russia or other countries), pandemics (including the ongoing COVID-19 outbreak and the related responses of governments, consumers, customers, suppliers and employees), epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions, disruptions in the capital and credit markets, counterparty defaults (including customers, suppliers and financial institutions with which we do business), failure to realize the expected benefits or synergies from our acquisition and disposition activity (including our pending agreement to sell our Neve tissue brand and associated assets in Brazil), changes in customer preferences, severe weather conditions, government trade or similar regulatory actions, potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships, could affect the realization of these estimates.
The factors described under Item 1A, "Risk Factors" in our Form 10-K, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made by us or on our behalf. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.
Item 4.    Controls and Procedures
As of March 31, 2023, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the first quarter of 2023 were made through a broker in the open market.
The following table contains information for shares repurchased during the first quarter of 2023. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2023)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
January 1 to January 31	26,100	$129.56	39,114,981	40,885,019
February 1 to February 28	105,700	128.17	39,220,681	40,779,319
March 1 to March 31	133,100	127.30	39,353,781	40,646,219
Total	264,900
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
April 25, 2023