Form 10-Q
period 2023-06-30
KIMBERLY CLARK CORP
filed 2023-07-25
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of July 18, 2023, there were 338,185,161 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2023	2022	2023	2022
Net Sales	$5,134	$5,063	$10,329	$10,158
Cost of products sold	3,403	3,534	6,872	7,109
Gross Profit	1,731	1,529	3,457	3,049
Marketing, research and general expenses	1,015	906	1,939	1,792
Impairment of intangible assets	658	—	658	—
Other (income) and expense, net	(55)	2	(40)	(57)
Operating Profit	113	621	900	1,314
Nonoperating expense	(42)	(27)	(58)	(31)
Interest income	9	1	16	3
Interest expense	(76)	(68)	(149)	(133)
Income Before Income Taxes and Equity Interests	4	527	709	1,153
(Provision for) benefit from income taxes	32	(115)	(141)	(229)
Income Before Equity Interests	36	412	568	924
Share of net income of equity companies	50	29	93	52
Net Income	86	441	661	976
Net (income) loss attributable to noncontrolling interests	16	(4)	7	(16)
Net Income Attributable to Kimberly-Clark Corporation	$102	$437	$668	$960

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$0.30	$1.30	$1.98	$2.85
Diluted	$0.30	$1.29	$1.97	$2.84
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2023	2022	2023	2022
Net Income	$86	$441	$661	$976
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(52)	(267)	41	(214)
Employee postretirement benefits	24	5	16	16
Cash flow hedges and other	47	43	(31)	34
Total Other Comprehensive Income (Loss), Net of Tax	19	(219)	26	(164)
Comprehensive Income	105	222	687	812
Comprehensive (income) loss attributable to noncontrolling interests	20	6	12	(2)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$125	$228	$699	$810
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2023 Data is Unaudited)

(Millions of dollars)	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$580	$427
Accounts receivable, net	2,359	2,280
Inventories	2,128	2,269
Other current assets	677	753
Total Current Assets	5,744	5,729
Property, Plant and Equipment, Net	7,815	7,885
Investments in Equity Companies	299	238
Goodwill	2,086	2,074
Other Intangible Assets, Net	208	851
Other Assets	1,231	1,193
TOTAL ASSETS	$17,383	$17,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$188	$844
Trade accounts payable	3,713	3,813
Accrued expenses and other current liabilities	2,302	2,289
Dividends payable	395	388
Total Current Liabilities	6,598	7,334
Long-Term Debt	7,947	7,578
Noncurrent Employee Benefits	639	654
Deferred Income Taxes	490	647
Other Liabilities	848	799
Redeemable Common and Preferred Securities of Subsidiaries	210	258
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at June 30, 2023 and December 31, 2022	473	473
Additional paid-in capital	697	679
Common stock held in treasury, at cost - 40.4 and 41.1 million shares at June 30, 2023 and December 31, 2022, respectively	(5,071)	(5,137)
Retained earnings	8,040	8,201
Accumulated other comprehensive income (loss)	(3,639)	(3,669)
Total Kimberly-Clark Corporation Stockholders' Equity	500	547
Noncontrolling Interests	151	153
Total Stockholders' Equity	651	700
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,383	$17,970
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2023
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2023	378,597	$473	$694	41,231	$(5,153)	$8,365	$(3,660)	$142	$861
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	102	—	10	112
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	23	(3)	20
Stock-based awards exercised or vested	—	—	(47)	(1,069)	113	—	—	—	66
Shares repurchased	—	—	—	220	(31)	—	—	—	(31)
Recognition of stock-based compensation	—	—	45	—	—	—	—	—	45
Dividends declared ($1.18 per share)	—	—	—	—	—	(399)	—	—	(399)
Other	—	—	5	—	—	(28)	(2)	2	(23)
Balance at June 30, 2023	378,597	$473	$697	40,382	$(5,071)	$8,040	$(3,639)	$151	$651

	Six Months Ended June 30, 2023
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	378,597	$473	$679	41,135	$(5,137)	$8,201	$(3,669)	$153	$700
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	668	—	20	688
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	31	(6)	25
Stock-based awards exercised or vested	—	—	(59)	(1,238)	131	—	—	—	72
Shares repurchased	—	—	—	485	(65)	—	—	—	(65)
Recognition of stock-based compensation	—	—	68	—	—	—	—	—	68
Dividends declared ($2.36 per share)	—	—	—	—	—	(797)	—	(16)	(813)
Other	—	—	9	—	—	(32)	(1)	—	(24)
Balance at June 30, 2023	378,597	$473	$697	40,382	$(5,071)	$8,040	$(3,639)	$151	$651

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2023	2022
Operating Activities
Net income	$661	$976
Depreciation and amortization	377	380
Asset impairments	676	—
Gain on previously held equity investment in Thinx	—	(85)
Stock-based compensation	71	68
Deferred income taxes	(238)	(35)
Net (gains) losses on asset and business dispositions	(71)	13
Equity companies' earnings (in excess of) less than dividends paid	(60)	(21)
Operating working capital	(35)	(348)
Postretirement benefits	26	(1)
Other	(7)	(3)
Cash Provided by Operations	1,400	944
Investing Activities
Capital spending	(389)	(470)
Acquisition of business, net of cash acquired	—	(46)
Proceeds from asset and business dispositions	218	1
Investments in time deposits	(388)	(300)
Maturities of time deposits	470	545
Other	14	(7)
Cash Used for Investing	(75)	(277)
Financing Activities
Cash dividends paid	(790)	(775)
Change in short-term debt	(307)	553
Debt proceeds	357	—
Debt repayments	(350)	(300)
Proceeds from exercise of stock options	96	75
Acquisitions of common stock for the treasury	(63)	(49)
Cash paid for redemption of common securities of Thinx	(48)	—
Cash dividends paid to noncontrolling interests	(16)	(82)
Other	(31)	(42)
Cash Used for Financing	(1,152)	(620)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20)	(6)
Change in Cash and Cash Equivalents	153	41
Cash and Cash Equivalents - Beginning of Period	427	270
Cash and Cash Equivalents - End of Period	$580	$311
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
Highly Inflationary Accounting
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, the countries’ functional currency becomes the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material. As of June 30, 2023, K-C Argentina had a small net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the six months ended June 30, 2023 and 2022.
In the first quarter of 2022, published inflation indices indicated that the three-year cumulative inflation in Turkey exceeded 100 percent, and as of April 1, 2022, we elected to adopt highly inflationary accounting for our subsidiary in Turkey (“K-C Turkey”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material. As of June 30, 2023, K-C Turkey had a small net lira monetary position. Net sales of K-C Turkey were less than 1 percent of our consolidated net sales for the six months ended June 30, 2023 and 2022.
Recently Adopted Accounting Standard
In September 2022, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The new guidance requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the provision on roll forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted this ASU as of January 1, 2023, except for the amendment on roll forward information which will be adopted January 1, 2024. As the guidance requires only additional disclosure, there were no effects of this standard on our financial position, results of operations or cash flows. See disclosure contained in Note 9.
Note 2. Acquisition and Divestiture
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
As a result of this transaction during the quarter ended March 31, 2022, an $85 non-recurring, non-cash gain was recognized in Other (income) expense, net as a result of the remeasurement of the carrying value of our previously held equity investment to fair value, and related transaction and integration costs of $21 were recorded in Marketing, research and general expenses. This recognition resulted in a net benefit of $64 pre-tax ($68 after tax) being included in our consolidated income statement for the quarter ended March 31, 2022. In addition, we removed the non-cash gain impact from Operating Activities in our consolidated cash flow statements for the six months ended June 30, 2022.
In the first quarter of 2023, we delivered a redemption notice to the third-party minority owner with respect to a portion of the remaining common securities of Thinx and reclassified $48 to Accrued expenses and other current liabilities from Redeemable Common and Preferred Securities. This redemption closed in the second quarter of 2023, and we acquired additional ownership of Thinx for $48, increasing our controlling ownership to 70 percent. As the purchase of additional ownership in an already controlled subsidiary represents an equity transaction, no gain or loss was recognized in consolidated net income or comprehensive income, and the transaction was recorded through a reduction in Accrued expenses and other current liabilities.
Divestiture
On June 1, 2023, we completed the sale transaction, announced on October 24, 2022, of our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $212, including the base purchase price of $175 and preliminary working capital and other closing adjustments of $37. This transaction also included a licensing agreement to allow the acquirer to manufacture and market in Brazil the Kleenex, Scott and Wypall brands to consumers and away-from-home customers for a period of time. The assets included in the sale agreement were reclassified to Other current assets as of December 31, 2022, and upon closure of the transaction, a gain of $74 pre-tax was recognized in Other (income) and expense, net. We incurred divestiture-related costs of $30 pre-tax during the three months ended June 30, 2023, which were recorded in Cost of products sold and Marketing, research and general expenses, resulting in a net benefit of $44 pre-tax ($26 after tax).

Note 3. Impairment of Intangible Assets
In the second quarter of 2023, we conducted forecasting and strategic reviews and integration assessments of our Softex Indonesia business, acquired in the fourth quarter of 2020, and with performance below expectations since acquisition, we revised internal financial projections of the business to reflect updated expectations of future financial performance. These reviews and the subsequent revisions in the projections highlighted challenges for the Softex business arising from modified consumer shopping behavior in the post-COVID-19 period, inflationary pressures and other macroeconomic factors and increased competitive activity in the region. As a result of separate management reviews, we also have revised internal financial projections associated with our acquisition of a controlling interest in Thinx as a result of performance below expectations due to the impact of modified consumer shopping behavior in the post-COVID-19 period.
These revisions were considered triggering events requiring interim impairment assessments to be performed relative to the intangible assets that had been recorded as part of these acquisitions. These intangible assets were recorded as part of the Personal Care business segment and included indefinite-lived and finite-lived brands and finite-lived distributor and customer relationships. As a result of the interim impairment assessments, we recognized impairment charges, principally arising from the impairment charge of $593 related to the Softex business, totaling $658 pre-tax ($483 after tax) to write-down these intangible assets to their respective fair values aggregating to $188 as of June 30, 2023. The valuation methods used in the assessments included the relief from royalty and distributor and customer relationships methods. This noncash charge was included in Impairment of intangible assets in our consolidated income statement and in Asset impairments within Operating Activities in our consolidated cash flow statement.
We believe our estimates and assumptions used in the valuations are reasonable and comparable to those that would be used by other market participants; however, actual events and results could differ substantially from those used in the valuation, and to the extent such factors result in a failure to achieve the projected cash flows used to estimate fair value, additional noncash impairment charges could be required in the future.
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
During the six months ended June 30, 2023 and for the full year 2022, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At June 30, 2023 and December 31, 2022, derivative assets were $89 and $99, respectively, and derivative liabilities were $328 and $318, respectively. The fair values of derivatives used to manage interest rate risk are based on the Secured Overnight Financing Rate ("SOFR") as of June 30, 2023, and on LIBOR rates as of December 31, 2022, and interest rate swap curves. The fair values of derivatives used to manage commodity price risk are based on commodity price quotations. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.
Redeemable common and preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of June 30, 2023 and December 31, 2022, the securities were valued at $210 and $258, respectively. The securities are not traded in active markets, and their measurement is considered a level 3 measurement. In the first quarter of 2023, we delivered a redemption notice to the third-party minority owner with respect to a portion of the remaining common securities of Thinx, and the amount associated with the expected redemption was reclassified to Accrued expenses and other current liabilities, reducing our outstanding redeemable common securities by $48. In the second quarter of 2023, we closed on the redemption. Additional information on this transaction is contained in Note 2.

Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $65 and $63 at June 30, 2023 and December 31, 2022, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		June 30, 2023		December 31, 2022
Assets
Cash and cash equivalents(a)	1	$580	$580	$427	$427
Time deposits(b)	1	182	182	268	268
Liabilities
Short-term debt(c)	2	67	67	373	373
Long-term debt(d)	2	8,068	7,530	8,049	7,403
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
Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2023	2022	2023	2022
Basic	338.0	337.4	337.7	337.2
Dilutive effect of stock options and restricted share unit awards	0.9	0.9	1.0	1.1
Diluted	338.9	338.3	338.7	338.3
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of June 30, 2023 and 2022 was 338.2 million and 337.6 million, respectively.
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
The change in net unrealized currency translation for the six months ended June 30, 2023 was primarily due to the strengthening of certain foreign currencies versus the U.S. dollar.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2021	$(2,422)	$(803)		$(34)		$20
Other comprehensive income (loss) before reclassifications	(199)	(11)		(3)		42
(Income) loss reclassified from AOCI	—	30	(a)	—	(a)	(9)
Net current period other comprehensive income (loss)	(199)	19		(3)		33
Balance as of June 30, 2022	$(2,621)	$(784)		$(37)		$53

Balance as of December 31, 2022	$(2,769)	$(789)		$52		$(163)
Other comprehensive income (loss) before reclassifications	46	(18)		(1)		(103)
(Income) loss reclassified from AOCI	—	35	(a)	—	(a)	71
Net current period other comprehensive income (loss)	46	17		(1)		(32)
Balance as of June 30, 2023	$(2,723)	$(772)		$51		$(195)
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
At June 30, 2023 and December 31, 2022, derivative assets were $89 and $99, respectively, and derivative liabilities were $328 and $318, respectively, primarily comprised of foreign currency exchange and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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

Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of June 30, 2023, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $471, respectively. For the six months ended June 30, 2023 and 2022, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of June 30, 2023, outstanding commodity forward contracts were in place to hedge a portion of our estimated requirements of the related underlying commodities in the remainder of 2023 and future periods. As of June 30, 2023, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $2.8 billion. For the six months ended June 30, 2023 and 2022, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2023, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at June 30, 2023 is June 2026.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.7 billion at June 30, 2023. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the six months ended June 30, 2023, unrealized losses of $15 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of June 30, 2023.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Losses of $14 and $1 were recorded in the three months ended June 30, 2023 and 2022, respectively. Losses of $6 and $35 were recorded in the six months ended June 30, 2023 and 2022. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At June 30, 2023, the notional value of these undesignated derivative instruments was approximately $2.6 billion.
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
•Consumer Tissue offers a wide variety of innovative solutions and trusted brands that responsibly improve everyday living for families around the world.  Products in this segment include facial and bathroom tissue, paper towels, napkins and related products, and are sold under the Kleenex, Scott, Cottonelle, Andrex, Viva, Scottex and other brand names.
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
Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended June 30			Six Months Ended June 30
	2023	2022	Change	2023	2022	Change
NET SALES
Personal Care	$2,685	$2,710	-1%	$5,389	$5,439	-1%
Consumer Tissue	1,549	1,537	+1%	3,183	3,105	+3%
K-C Professional	887	802	+11%	1,734	1,582	+10%
Corporate & Other	13	14	N.M.	23	32	N.M.
TOTAL NET SALES	$5,134	$5,063	+1%	$10,329	$10,158	+2%

OPERATING PROFIT
Personal Care	$472	$466	+1%	$959	$941	+2%
Consumer Tissue	200	178	+12%	440	349	+26%
K-C Professional	187	85	+120%	346	175	+98%
Corporate & Other(a)	(801)	(106)	N.M.	(885)	(208)	N.M.
Other (income) and expense, net(a)	(55)	2	N.M.	(40)	(57)	-30%
TOTAL OPERATING PROFIT	$113	$621	-82%	$900	$1,314	-32%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including in 2023 the net benefit related to the sale of our Brazil tissue and K-C Professional business and the impairment of intangible assets, and in 2022 the non-cash, non-recurring gain and transaction and integration costs related to the acquisition of a controlling interest in Thinx.
N.M. - Not Meaningful
Sales of Principal Products:

	Three Months Ended June 30		Six Months Ended June 30
(Billions of dollars)	2023	2022	2023	2022
Baby and child care products	$1.8	$1.9	$3.5	$3.7
Consumer tissue products	1.5	1.5	3.2	3.1
Away-from-home professional products	0.9	0.8	1.7	1.6
All other	0.9	0.9	1.9	1.8
Consolidated	$5.1	$5.1	$10.3	$10.2

Note 9. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2023			December 31, 2022
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$139	$363	$502	$147	$425	$572
Work in process	113	107	220	139	107	246
Finished goods	532	770	1,302	518	870	1,388
Supplies and other	—	315	315	—	302	302
	784	1,555	2,339	804	1,704	2,508
Excess of FIFO or weighted-average cost over LIFO cost	(211)	—	(211)	(239)	—	(239)
Total	$573	$1,555	$2,128	$565	$1,704	$2,269
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2023	December 31, 2022
Land	$159	$156
Buildings	3,046	3,062
Machinery and equipment	14,778	14,655
Construction in progress	741	676
	18,724	18,549
Less accumulated depreciation	(10,909)	(10,664)
Total	$7,815	$7,885
Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. The outstanding amount related to the suppliers participating in this program was $1.0 billion as of June 30, 2023 and December 31, 2022, and was recorded within Trade accounts payable.

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
•Overview of Second Quarter 2023 Results
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
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181 consisting of cash of $53, the fair value of our previously held equity investment of $127, and certain share-based award costs of $1. In the first quarter of 2023, we delivered a redemption notice to the third-party minority owner with respect to a portion of the remaining common securities of Thinx. This redemption closed in the second quarter of 2023, and we acquired additional ownership of Thinx for $48, increasing our ownership to 70 percent. As the purchase of additional ownership in an already controlled subsidiary represents an equity transaction, no gain or loss was recognized in consolidated net income or comprehensive income.

On June 1, 2023, we completed the sale transaction, announced on October 24, 2022, of our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $212, including the base purchase price of $175 and preliminary working capital and other closing adjustments of $37. This transaction also included a licensing agreement to allow the acquirer to manufacture and market in Brazil the Kleenex, Scott and Wypall brands to consumers and away-from-home customers for a period of time. The assets included in the sale agreement were reclassified to Other current assets as of December 31, 2022, and upon closure of the transaction, a gain of $74 pre-tax was recognized in Other (income) and expense, net. We incurred divestiture-related costs of $30 pre-tax during the three months ended June 30, 2023, which were recorded in Cost of products sold and Marketing, research and general expenses, resulting in a net benefit of $44 pre-tax ($26 after tax).
Beginning in March 2022, we have implemented significant adjustments to our business in Russia. We have substantially curtailed media, advertising and promotional activity and suspended capital investments in our sole manufacturing facility in Russia. Consistent with the humanitarian nature of our products, we manufacture and sell only essential items in Russia, such as baby diapers and feminine pads, which are critical to the health and hygiene of women, girls and babies. Our Russia business has represented approximately 1 to 3 percent of our net global sales, operating profit and total assets. Our ability to continue our operations in Russia may change as the situation evolves. Our business in Russia is experiencing increased input costs, supply chain complexities, reduced consumer demand and restricted access to financial institutions, as well as increased monetary, currency and payment controls. We are actively monitoring the situation, and as the business, geopolitical and regulatory environment concerning Russia evolves, we may not be able to sustain the limited manufacture and sale of our products, and our assets may be partially or fully impaired. We are also monitoring the increased risk of cyber-based attacks as a result of the war in Ukraine and have implemented additional cybersecurity measures designed to address the evolving threat landscape.
This section presents a discussion and analysis of our second quarter 2023 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Changes in foreign currency exchange rates and acquisitions also impact the year-over-year change in net sales. Revenue growth management is used to describe our capability that drives sustainable profit growth by maximizing our brands' revenue potential with consumer-centric insights. It focuses on strategic pricing decisions, price pack architecture, managing our product mix, trade promotion activity and trading terms. Our analysis compares the three and six months ended June 30, 2023 results to the same periods in 2022.

Throughout this MD&A, we refer to financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S., or GAAP, and are therefore referred to as non-GAAP financial measures. These measures include adjusted gross and operating profit, adjusted other (income) and expense, adjusted net income, adjusted earnings per share, and net and adjusted effective tax rate. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight into some of the financial measures used to evaluate management.
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:
•Sale of Brazil tissue and K-C Professional business - In the second quarter of 2023, we recognized a net benefit related to the sale of our Brazil tissue and K-C Professional business. See Item 1, Note 2 to the unaudited interim consolidated financial statements for details.
•Impairment of intangible assets - In the second quarter of 2023, we recognized charges related to the impairment of certain intangible assets related to Softex Indonesia and Thinx. See Item 1, Note 3 to the unaudited interim consolidated financial statements for details.
•Pension settlements - In the second quarter of 2023 and 2022, pension settlement charges were recognized related to lump-sum distributions from pension plan assets exceeding the total of annual service and interest costs resulting in a recognition of deferred actuarial losses.
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
Overview of Second Quarter 2023 Results
•Net sales of $5.1 billion increased 1 percent compared to the year-ago period, including organic sales growth of 5 percent.
•Operating profit was $113 in 2023 and $621 in 2022. Net Income Attributable to Kimberly-Clark Corporation was $102 in 2023 compared to $437 in 2022, and diluted earnings per share were $0.30 in 2023 compared to $1.29 in 2022. Results in 2023 include the net benefit related to the sale of the Brazil tissue and K-C Professional business, charges related to the impairment of intangible assets and pension settlement charges, compared to 2022 results which include pension settlement charges.
Results of Operations and Related Information
This section presents a discussion and analysis of our second quarter 2023 net sales, operating profit and other information relevant to an understanding of the results of operations.

Consolidated

Selected Financial Results	Three Months Ended June 30			Six Months Ended June 30
	2023	2022	Percent Change	2023	2022	Percent Change
Net Sales:
North America	$2,782	$2,657	+5%	$5,512	$5,271	+5%
Outside North America	2,424	2,479	-2%	4,946	5,025	-2%
Intergeographic sales	(72)	(73)	-1%	(129)	(138)	-7%
Total Net Sales	5,134	5,063	+1%	10,329	10,158	+2%
Operating Profit:
North America	615	497	+24%	1,189	956	+24%
Outside North America	244	232	+5%	556	509	+9%
Corporate & Other(a)	(801)	(106)	N.M.	(885)	(208)	N.M.
Other (income) and expense, net(a)	(55)	2	N.M.	(40)	(57)	-30%
Total Operating Profit	113	621	-82%	900	1,314	-32%
Share of net income of equity companies	50	29	+72%	93	52	+79%
Net Income Attributable to Kimberly-Clark Corporation	102	437	-77%	668	960	-30%
Diluted Earnings per Share	0.30	1.29	-77%	1.97	2.84	-31%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended June 30, 2023
	As Reported	Sale of Brazil Tissue and K-C Professional Business	Impairment of Intangible Assets	Pension Settlements	As Adjusted Non-GAAP
Cost of products sold	$3,403	$15	$—	$—	$3,388
Gross Profit	1,731	(15)	—	—	1,746
Marketing, research and general expenses	1,015	15	—	—	1,000
Impairment of intangible assets	658	—	658	—	—
Other (income) and expense, net	(55)	(74)	—	—	19
Operating Profit	113	44	(658)	—	727
Nonoperating expense	(42)	—	—	(27)	(15)
(Provision for) benefit from income taxes	32	(18)	175	7	(132)
Effective tax rate	N.M.	—	—	—	20.5%
Net (income) loss attributable to noncontrolling interests	16	—	20	—	(4)
Net Income Attributable to Kimberly-Clark Corporation	102	26	(463)	(20)	559
Diluted Earnings per Share(a)	0.30	0.08	(1.36)	(0.06)	1.65

	Three Months Ended June 30, 2022
	As Reported	Pension Settlements	As Adjusted Non-GAAP
Nonoperating expense	$(27)	$(24)	$(3)
Provision for income taxes	(115)	6	(121)
Effective tax rate	21.8%	—	22.0%
Net Income Attributable to Kimberly-Clark Corporation	437	(18)	455
Diluted Earnings per Share(a)	1.29	(0.05)	1.34

	Six Months Ended June 30, 2023
	As Reported	Sale of Brazil Tissue and K-C Professional Business	Impairment of Intangible Assets	Pension Settlements	As Adjusted Non-GAAP
Cost of products sold	$6,872	$15	$—	$—	$6,857
Gross Profit	3,457	(15)	—	—	3,472
Marketing, research and general expenses	1,939	15	—	—	1,924
Impairment of intangible assets	658	—	658	—	—
Other (income) and expense, net	(40)	(74)	—	—	34
Operating Profit	900	44	(658)	—	1,514
Nonoperating expense	(58)	—	—	(27)	(31)
Provision for income taxes	(141)	(18)	175	7	(305)
Effective tax rate	19.9%	—	—	—	22.6%
Net (income) loss attributable to noncontrolling interests	7	—	20	—	(13)
Net Income Attributable to Kimberly-Clark Corporation	668	26	(463)	(20)	1,125
Diluted Earnings per Share(a)	1.97	0.08	(1.36)	(0.06)	3.32

	Six Months Ended June 30, 2022
	As Reported	Acquisition of Controlling Interest in Thinx	Pension Settlements	As Adjusted Non-GAAP
Marketing, research and general expenses	$1,792	$21	$—	$1,771
Other (income) and expense, net	(57)	(85)	—	28
Operating Profit	1,314	64	—	1,250
Nonoperating expense	(31)	—	(24)	(7)
Provision for income taxes	(229)	4	6	(239)
Effective tax rate	19.9%	—	—	21.5%
Net Income Attributable to Kimberly-Clark Corporation	960	68	(18)	910
Diluted Earnings per Share(a)	2.84	0.20	(0.05)	2.69
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.
N.M. - Not Meaningful

Analysis of Consolidated Results

Percent Change in Net Sales Three Months Ended	Volume	Net Price	Mix/Other	Exited Business(e)	Currency	Total(a)	Organic(b)
Consolidated	(3)	8	1	—	(4)	1	5
North America	—	6	—	—	—	5	6
Developed & Emerging	(5)	10	1	(1)	(9)	(4)	6
Developed Markets	(8)	11	1	—	(4)	—	4

Percent Change in Net Sales Six Months Ended	Volume	Net Price	Mix/Other	Exited Business(e)	Currency	Total(a)	Organic(b)
Consolidated	(4)	9	1	—	(4)	2	5
North America	(1)	6	—	—	—	5	5
Developed & Emerging	(7)	11	2	(1)	(8)	(4)	5
Developed Markets	(7)	13	1	—	(5)	1	7

Percent Change in Adjusted Operating Profit	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Three months ended	(11)	65	(5)	13	(5)	(40)	17
Six months ended	(10)	72	(15)	15	(5)	(36)	21
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
(e)    Impact of the sale of Brazil tissue and K-C Professional business.
Net sales in the second quarter of $5.1 billion increased 1 percent. Organic sales increased 5 percent as changes in net selling prices and product mix increased sales by 8 percent and 1 percent, respectively, driven by ongoing revenue growth management programs, while volume decreased 3 percent. Changes in foreign currency exchange rates decreased sales by approximately 4 percent.
In North America, net sales increased 5 percent, with Personal Care consistent with the prior year and increases of 7 percent in Consumer Tissue and 16 percent in K-C Professional. Organic sales increased 6 percent, including increases of 1 percent in Personal Care, 7 percent in Consumer Tissue and 17 percent in K-C Professional. Outside North America, net sales decreased 4 percent in D&E Markets and Developed Markets were consistent with the prior year. Organic sales were up 6 percent in D&E Markets and 4 percent in Developed Markets.
Operating profit in the second quarter was $113 in 2023 and $621 in 2022. Results in 2023 include the net benefit related to the sale of the Brazil tissue and K-C Professional business and charges related to the impairment of intangible assets. Adjusted operating profit was $727 in 2023. Results benefited from higher net selling prices and $80 in FORCE cost savings, partially offset by higher marketing, research and general expenses, unfavorable currency effects, higher other manufacturing costs, lower volumes and $30 of higher input costs.
Interest expense in the second quarter was $76 in 2023 compared to $68 in 2022 primarily due to higher weighted average interest rate on outstanding debt.
The second quarter effective tax rate was driven by a net benefit from income taxes of $32, which primarily reflected the net income tax expense benefit associated with charges for the impairment of intangible assets. The second quarter adjusted effective tax rate was 20.5 percent in 2023 and 22.0 percent in 2022. The lower adjusted rate in 2023 benefited from certain tax planning initiatives.
Our share of net income of equity companies in the second quarter was $50 in 2023 and $29 in 2022. The increase was primarily driven by Kimberly-Clark de Mexico, S.A.B. de C.V. results which benefited from increases in net selling prices and favorable currency effects, partially offset by higher input costs.
Diluted net income per share for the second quarter was $0.30 in 2023 and $1.29 in 2022. Second quarter adjusted earnings per share were $1.65 in 2023, an increase of 23 percent compared to $1.34 in 2022.

Year-to-date net sales of $10.3 billion increased 2 percent compared to the year ago period. Organic sales increased 5 percent, as changes in net selling prices and product mix increased sales by 9 percent and 1 percent, respectively, driven by ongoing revenue growth management programs, while volumes decreased 4 percent. Changes in foreign currency exchange rates decreased sales by approximately 4 percent. Year-to-date operating profit was $900 in 2023 and $1,314 in 2022. Results in 2023 include the net benefit related to the sale of the Brazil tissue and K-C Professional business and charges related to the impairment of intangible assets, compared to 2022 results which include the net benefit of the acquisition of a controlling interest in Thinx. Year-to-date adjusted operating profit was $1,514 in 2023 and $1,250 in 2022. Results benefited from higher net selling prices and $185 in FORCE cost savings, partially offset by higher marketing, research and general expenses, $190 in higher input costs, higher other manufacturing costs, unfavorable foreign currency effects and lower volumes. Through six months, diluted net income per share was $1.97 in 2023 and $2.84 in 2022. Year-to-date adjusted earnings per share were $3.32 in 2023 and $2.69 in 2022.
Results by Business Segments
Personal Care

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022		2023	2022	2023	2022
Net Sales	$2,685	$2,710	$5,389	$5,439	Operating Profit	$472	$466	$959	$941

Percent Change in Net Sales Three Months Ended	Volume	Net Price	Mix/Other	Acquisition	Currency	Total(a)	Organic(b)
Total Personal Care	(3)	6	1	—	(5)	(1)	4
North America	(3)	3	—	—	(1)	—	1
D&E Markets	(3)	10	2	—	(11)	(2)	9
Developed Markets	(6)	8	1	—	(6)	(2)	4

Percent Change in Net Sales Six Months Ended	Volume	Net Price	Mix/Other	Acquisition(e)	Currency	Total(a)	Organic(b)
Total Personal Care	(4)	7	1	—	(5)	(1)	3
North America	(2)	3	—	1	(1)	1	1
D&E Markets	(7)	10	2	—	(9)	(3)	6
Developed Markets	(5)	8	1	—	(6)	(2)	4

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Three months ended	(8)	37	(5)	8	(6)	(25)	1
Six months ended	(7)	39	(6)	6	(6)	(24)	2
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
Net sales in the second quarter of $2.7 billion decreased 1 percent, while organic sales increased 4 percent, driven by changes in net selling prices and product mix of 6 percent and 1 percent, respectively, partially offset by decreased volume of 3 percent. Successful revenue growth management and commercial execution contributed to favorable trends in net revenue realization. Changes in foreign currency exchange rates decreased sales by 5 percent.
Second quarter operating profit of $472 increased 1 percent. Results benefited from higher net selling prices and cost savings, partially offset by higher marketing, research and general expenses, unfavorable currency effects, lower volumes and higher input costs.

Consumer Tissue

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022		2023	2022	2023	2022
Net Sales	$1,549	$1,537	$3,183	$3,105	Operating Profit	$200	$178	$440	$349

Percent Change in Net Sales Three Months Ended	Volume	Net Price	Mix/Other	Exited Business(e)	Currency	Total(a)	Organic(b)
Total Consumer Tissue	(4)	8	—	(1)	(2)	1	4
North America	2	6	—	—	—	7	7
D&E Markets	(11)	9	—	(5)	(4)	(11)	(1)
Developed Markets	(9)	10	—	—	(3)	(2)	1

Percent Change in Net Sales Six Months Ended	Volume	Net Price	Mix/Other	Exited Business(e)	Currency	Total(a)	Organic(b)
Total Consumer Tissue	(4)	9	—	(1)	(2)	3	5
North America	(1)	7	—	—	—	6	6
D&E Markets	(10)	11	—	(3)	(4)	(5)	2
Developed Markets	(6)	14	—	—	(5)	2	7

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Three months ended	(7)	67	(12)	7	1	(44)	12
Six months ended	(9)	84	(34)	22	(1)	(36)	26
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
(e)    Impact of the sale of Brazil tissue and K-C Professional business.
Net sales in the second quarter of $1.5 billion increased 1 percent, including organic sales growth of 4 percent driven by changes in net selling prices that increased sales by 8 percent, partially offset by decreased volume of 4 percent. Organic sales growth of 7 percent in North America led the increase with changes in net selling prices and higher volumes increasing sales by 6 percent and 2 percent, respectively. Successful revenue growth management and improving service levels contributed to the growth in net sales. Changes in foreign currency exchange rates decreased sales by 2 percent, and exited business decreased sales by 1 percent.
Second quarter operating profit of $200 increased 12 percent. Results benefited from higher net selling prices and cost savings, partially offset by higher other manufacturing costs, input cost inflation and higher marketing, research and general expenses.

K-C Professional

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022		2023	2022	2023	2022
Net Sales	$887	$802	$1,734	$1,582	Operating Profit	$187	$85	$346	$175

Percent Change in Net Sales Three Months Ended	Volume	Net Price	Mix/Other	Currency	Total(a)	Organic(b)
Total K-C Professional	(3)	14	2	(2)	11	13
North America	3	14	1	(1)	16	17
D&E Markets	(7)	10	2	(7)	(1)	6
Developed Markets	(14)	18	4	(3)	6	9

Percent Change in Net Sales Six Months Ended	Volume	Net Price	Mix/Other	Currency	Total(a)	Organic(b)
Total K-C Professional	(5)	15	1	(3)	10	12
North America	—	15	—	(1)	14	15
D&E Markets	(6)	10	2	(6)	—	6
Developed Markets	(15)	22	4	(5)	6	11

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Three months ended	(20)	131	14	34	(6)	(33)	120
Six months ended	(14)	139	(9)	29	(5)	(42)	98
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
Second quarter net sales of $887 increased 11 percent, including organic sales growth of 13 percent, driven by changes in net selling prices and product mix of 14 percent and 2 percent, respectively, partially offset by decreased volume of 3 percent. The segment had organic sales growth across key categories and regions, led by North America which had increases in both net selling prices and volume. Changes in foreign currency exchange rates decreased sales by 2 percent.
Second quarter operating profit of $187 increased 120 percent. Results benefited from higher net selling prices and cost savings, partially offset by lower volumes, unfavorable currency effects and higher marketing, research and general expenses.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $1,400 for the first six months of 2023 compared to $944 in the prior year. The increase was driven by the increase in operating profit, excluding the effect of non-cash charges, and improvements in working capital.
Investing
During the six months ended June 30, 2023, our capital spending was $389 compared to $470 in the prior year. We anticipate that full year capital spending will be $800 to $900. Proceeds from asset and business dispositions of $218 in the first six months of 2023 primarily reflected the sale of our Brazil tissue and K-C Professional business. Acquisition of business, net of cash acquired of $46 in the first six months of 2022 reflected the acquisition of a controlling interest of Thinx.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $67 as of June 30, 2023 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the second quarter of 2023 was $132. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At June 30, 2023 and December 31, 2022, total debt was $8.1 billion and $8.4 billion, respectively.
In February 2023, we issued $350 aggregate principal amount of 4.50 percent notes due February 16, 2033. Proceeds from the offering were used for general corporate purposes including the repayment of a portion of our commercial paper indebtedness.

Our consolidated subsidiary, Thinx, has issued common securities to its third-party minority owner, who has certain redemption rights to sell those securities to us. During the six months ended June 30, 2023, Cash paid for redemption of common securities of Thinx of $48 was to acquire additional ownership of Thinx. See Item 1, Note 2 to the unaudited interim consolidated financial statements for details. If the remaining redemption right is exercised, it would require us to pay approximately $98 to $197 during a second exercise period of January 1, 2024 through June 30, 2026.
We maintain a $2.0 billion revolving credit facility which expires in June 2028 and a $750 revolving credit facility which expires in May 2024.  These facilities, currently unused, support our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
The United Kingdom’s Financial Conduct Authority, which regulated the London Interbank Offered Rate (“LIBOR”), has completed its phase out of LIBOR as of June 30, 2023. The effect of the elimination of LIBOR was not material.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first six months of 2023, we repurchased 485 thousand shares of our common stock at a total cost of $65 through a broker in the open market. We are targeting full-year 2023 share repurchases of approximately $100 to $150, subject to market conditions.
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
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including the war in Ukraine (including the related responses of consumers, customers, and suppliers and sanctions issued by the U.S., the European Union, Russia or other countries), pandemics (including the ongoing COVID-19 outbreak and the related responses of governments, consumers, customers, suppliers and employees), epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions, disruptions in the capital and credit markets, counterparty defaults (including customers, suppliers and financial institutions with which we do business), failure to realize the expected benefits or synergies from our acquisition and disposition activity, impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing, changes in customer preferences, severe weather conditions, government trade or similar regulatory actions, potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships, could affect the realization of these estimates.
The factors described under Item 1A, "Risk Factors" in our Form 10-K, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made by us or on our behalf. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.

Item 4.    Controls and Procedures
As of June 30, 2023, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the second quarter of 2023 were made through a broker in the open market.
The following table contains information for shares repurchased during the second quarter of 2023. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2023)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
April 1 to April 30	84,700	$139.99	39,438,481	40,561,519
May 1 to May 31	58,700	142.23	39,497,181	40,502,819
June 1 to June 30	76,800	136.17	39,573,981	40,426,019
Total	220,200
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
Item 5.    Other Information
(a)The following disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 2.06 of Form 8-K.
To the extent required by Item 2.06 of Form 8-K, the information contained in Part I, Item 1, Note 3 to the unaudited interim consolidated financial statements (Impairment of Intangible Assets) is incorporated herein by reference.
(c)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the quarter ended June 30, 2023, no such plans or other arrangements were adopted or terminated.

Item 6.    Exhibits
(a)Exhibits
Exhibit No. (10)q. Form of Award Agreements under 2021 Equity Participation Plan for Performance Restricted Stock Units, filed herewith.
Exhibit No. (10)r. Form of Award Agreements under 2021 Equity Participation Plan for Off-Cycle Time-Vested Restricted Stock Units, filed herewith.
Exhibit No. (10)t. Form of Award Agreements under 2021 Equity Participation Plan for Annual Time-Vested Restricted Stock Units, filed herewith.
Exhibit No. (31)a. Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.
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
July 25, 2023