Form 10-Q
period 2023-09-30
KIMBERLY CLARK CORP
filed 2023-10-24
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of October 17, 2023, there were 337,941,021 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars, except per share amounts)	2023	2022	2023	2022
Net Sales	$5,132	$5,053	$15,461	$15,211
Cost of products sold	3,294	3,510	10,166	10,619
Gross Profit	1,838	1,543	5,295	4,592
Marketing, research and general expenses	1,029	873	2,968	2,665
Impairment of intangible assets	—	—	658	—
Other (income) and expense, net	35	15	(5)	(42)
Operating Profit	774	655	1,674	1,969
Nonoperating expense	(20)	(18)	(78)	(49)
Interest income	18	4	34	7
Interest expense	(74)	(73)	(223)	(206)
Income Before Income Taxes and Equity Interests	698	568	1,407	1,721
Provision for income taxes	(157)	(127)	(298)	(356)
Income Before Equity Interests	541	441	1,109	1,365
Share of net income of equity companies	50	29	143	81
Net Income	591	470	1,252	1,446
Net (income) loss attributable to noncontrolling interests	(4)	(3)	3	(19)
Net Income Attributable to Kimberly-Clark Corporation	$587	$467	$1,255	$1,427

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.74	$1.38	$3.71	$4.23
Diluted	$1.73	$1.38	$3.70	$4.22
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2023	2022	2023	2022
Net Income	$591	$470	$1,252	$1,446
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(144)	(316)	(103)	(530)
Employee postretirement benefits	1	20	17	36
Cash flow hedges and other	111	45	80	79
Total Other Comprehensive Income (Loss), Net of Tax	(32)	(251)	(6)	(415)
Comprehensive Income	559	219	1,246	1,031
Comprehensive (income) loss attributable to noncontrolling interests	(4)	9	8	7
Comprehensive Income Attributable to Kimberly-Clark Corporation	$555	$228	$1,254	$1,038
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2023 Data is Unaudited)

(Millions of dollars)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$814	$427
Accounts receivable, net	2,298	2,280
Inventories	2,021	2,269
Other current assets	594	753
Total Current Assets	5,727	5,729
Property, Plant and Equipment, Net	7,700	7,885
Investments in Equity Companies	320	238
Goodwill	2,045	2,074
Other Intangible Assets, Net	197	851
Other Assets	1,164	1,193
TOTAL ASSETS	$17,153	$17,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$687	$844
Trade accounts payable	3,490	3,813
Accrued expenses and other current liabilities	2,259	2,289
Dividends payable	395	388
Total Current Liabilities	6,831	7,334
Long-Term Debt	7,403	7,578
Noncurrent Employee Benefits	656	654
Deferred Income Taxes	404	647
Other Liabilities	809	799
Redeemable Common and Preferred Securities of Subsidiaries	210	258
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at September 30, 2023 and December 31, 2022	473	473
Additional paid-in capital	761	679
Common stock held in treasury, at cost - 40.6 and 41.1 million shares at September 30, 2023 and December 31, 2022, respectively	(5,101)	(5,137)
Retained earnings	8,217	8,201
Accumulated other comprehensive income (loss)	(3,670)	(3,669)
Total Kimberly-Clark Corporation Stockholders' Equity	680	547
Noncontrolling Interests	160	153
Total Stockholders' Equity	840	700
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,153	$17,970
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2023
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2023	378,597	$473	$697	40,382	$(5,071)	$8,040	$(3,639)	$151	$651
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	587	—	9	596
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(32)	(1)	(33)
Stock-based awards exercised or vested	—	—	(2)	(23)	2	—	—	—	—
Shares repurchased	—	—	—	255	(32)	—	—	—	(32)
Recognition of stock-based compensation	—	—	62	—	—	—	—	—	62
Dividends declared ($1.18 per share)	—	—	—	—	—	(399)	—	—	(399)
Other	—	—	4	—	—	(11)	1	1	(5)
Balance at September 30, 2023	378,597	$473	$761	40,614	$(5,101)	$8,217	$(3,670)	$160	$840

	Nine Months Ended September 30, 2023
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	378,597	$473	$679	41,135	$(5,137)	$8,201	$(3,669)	$153	$700
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,255	—	29	1,284
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(1)	(7)	(8)
Stock-based awards exercised or vested	—	—	(61)	(1,261)	133	—	—	—	72
Shares repurchased	—	—	—	740	(97)	—	—	—	(97)
Recognition of stock-based compensation	—	—	130	—	—	—	—	—	130
Dividends declared ($3.54 per share)	—	—	—	—	—	(1,196)	—	(16)	(1,212)
Other	—	—	13	—	—	(43)	—	1	(29)
Balance at September 30, 2023	378,597	$473	$761	40,614	$(5,101)	$8,217	$(3,670)	$160	$840

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2023	2022
Operating Activities
Net income	$1,252	$1,446
Depreciation and amortization	566	568
Asset impairments	676	—
Gain on previously held equity investment in Thinx	—	(85)
Stock-based compensation	131	101
Deferred income taxes	(297)	(131)
Net (gains) losses on asset and business dispositions	(77)	14
Equity companies' earnings (in excess of) less than dividends paid	(74)	(21)
Operating working capital	111	(166)
Postretirement benefits	34	6
Other	5	10
Cash Provided by Operations	2,327	1,742
Investing Activities
Capital spending	(549)	(679)
Acquisition of business, net of cash acquired	—	(46)
Proceeds from asset and business dispositions	219	7
Investments in time deposits	(545)	(411)
Maturities of time deposits	605	632
Other	4	(20)
Cash Used for Investing	(266)	(517)
Financing Activities
Cash dividends paid	(1,189)	(1,167)
Change in short-term debt	(336)	487
Debt proceeds	357	—
Debt repayments	(350)	(312)
Proceeds from exercise of stock options	97	84
Acquisitions of common stock for the treasury	(95)	(74)
Cash paid for redemption of common securities of Thinx	(48)	—
Cash dividends paid to noncontrolling interests	(16)	(82)
Other	(40)	(45)
Cash Used for Financing	(1,620)	(1,109)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(54)	(24)
Change in Cash and Cash Equivalents	387	92
Cash and Cash Equivalents - Beginning of Period	427	270
Cash and Cash Equivalents - End of Period	$814	$362
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
Highly Inflationary Accounting
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, the countries’ functional currency becomes the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material. As of September 30, 2023, K-C Argentina had an immaterial net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the nine months ended September 30, 2023 and 2022.
In the first quarter of 2022, published inflation indices indicated that the three-year cumulative inflation in Türkiye exceeded 100 percent, and as of April 1, 2022, we elected to adopt highly inflationary accounting for our subsidiary in Türkiye (“K-C Türkiye”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net and was not material. As of September 30, 2023, K-C Türkiye had an immaterial net lira monetary position. Net sales of K-C Türkiye were less than 1 percent of our consolidated net sales for the nine months ended September 30, 2023 and 2022.
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
Divestiture
On June 1, 2023, we completed the sale transaction, announced on October 24, 2022, of our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $212, including the base purchase price of $175 and working capital and other closing adjustments of $37. This transaction also included a licensing agreement to allow the acquirer to manufacture and market in Brazil the Kleenex, Scott and Wypall brands to consumers and away-from-home customers for a period of time. The assets included in the sale agreement were reclassified to Other current assets as of December 31, 2022, and upon closure of the transaction, a gain of $74 pre-tax was recognized in Other (income) and expense, net. We incurred divestiture-related costs of $30 pre-tax during the three months ended June 30, 2023, which were recorded in Cost of products sold and Marketing, research and general expenses, resulting in a net benefit of $44 pre-tax ($26 after tax).

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
During the nine months ended September 30, 2023 and for the full year 2022, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At September 30, 2023 and December 31, 2022, derivative assets were $130 and $99, respectively, and derivative liabilities were $235 and $318, respectively. The fair values of derivatives used to manage interest rate risk are based on the Secured Overnight Financing Rate ("SOFR") as of September 30, 2023, and on LIBOR rates as of December 31, 2022, and interest rate swap curves. The fair values of derivatives used to manage commodity price risk are based on commodity price quotations. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 7.
Redeemable common and preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of September 30, 2023 and December 31, 2022, the securities were valued at $210 and $258, respectively. The securities are not traded in active markets, and their measurement is considered a level 3 measurement. In the first quarter of 2023, we delivered a redemption notice to the third-party minority owner with respect to a portion of the remaining common securities of Thinx, and the redemption closed in the second quarter of 2023, reducing our outstanding redeemable common securities by $48. Additional information on this transaction is contained in Note 2.

Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $65 and $63 at September 30, 2023 and December 31, 2022, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		September 30, 2023		December 31, 2022
Assets
Cash and cash equivalents(a)	1	$814	$814	$427	$427
Time deposits(b)	1	200	200	268	268
Liabilities
Short-term debt(c)	2	37	37	373	373
Long-term debt(d)	2	8,053	7,212	8,049	7,403
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
Note 5. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2023	2022	2023	2022
Basic	338.1	337.6	337.9	337.3
Dilutive effect of stock options and restricted share unit awards	0.8	0.7	0.9	1.0
Diluted	338.9	338.3	338.8	338.3
The impact of options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares was insignificant. The number of common shares outstanding as of September 30, 2023 and 2022 was 338.0 million and 337.5 million, respectively.
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
The change in net unrealized currency translation for the nine months ended September 30, 2023 was primarily due to the weakening of certain foreign currencies versus the U.S. dollar.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2021	$(2,422)	$(803)		$(34)		$20
Other comprehensive income (loss) before reclassifications	(501)	(6)		(2)		101
(Income) loss reclassified from AOCI	—	44	(a)	—	(a)	(26)
Net current period other comprehensive income (loss)	(501)	38		(2)		75
Balance as of September 30, 2022	$(2,923)	$(765)		$(36)		$95

Balance as of December 31, 2022	$(2,769)	$(789)		$52		$(163)
Other comprehensive income (loss) before reclassifications	(96)	(28)		—		(50)
(Income) loss reclassified from AOCI	2	45	(a)	—	(a)	126
Net current period other comprehensive income (loss)	(94)	17		—		76
Balance as of September 30, 2023	$(2,863)	$(772)		$52		$(87)
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
At September 30, 2023 and December 31, 2022, derivative assets were $130 and $99, respectively, and derivative liabilities were $235 and $318, respectively, primarily comprised of foreign currency exchange and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Commodity Price Risk
We use derivative instruments, such as commodity forward and price swap contracts, to hedge a portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months. In addition, we utilize negotiated contracts of varying durations along with strategic pricing mechanisms to manage volatility for a portion of our commodity costs.

Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of September 30, 2023, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $463, respectively. For the nine months ended September 30, 2023 and 2022, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of September 30, 2023, outstanding commodity forward and price swap contracts were in place to hedge a portion of our estimated requirements of the related underlying commodities in the remainder of 2023 and future periods. As of September 30, 2023, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $2.9 billion. For the nine months ended September 30, 2023 and 2022, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2023, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at September 30, 2023 is September 2026.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.7 billion at September 30, 2023. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the nine months ended September 30, 2023, unrealized gains of $21 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of September 30, 2023.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Losses of $16 and $13 were recorded in the three months ended September 30, 2023 and 2022, respectively. Losses of $22 and $48 were recorded in the nine months ended September 30, 2023 and 2022. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At September 30, 2023, the notional value of these undesignated derivative instruments was approximately $2.2 billion.
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
Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended September 30			Nine Months Ended September 30
	2023	2022	Change	2023	2022	Change
NET SALES
Personal Care	$2,700	$2,628	+3%	$8,089	$8,067	—
Consumer Tissue	1,567	1,578	-1%	4,750	4,683	+1%
K-C Professional	854	836	+2%	2,588	2,418	+7%
Corporate & Other	11	11	N.M.	34	43	N.M.
TOTAL NET SALES	$5,132	$5,053	+2%	$15,461	$15,211	+2%

OPERATING PROFIT
Personal Care	$502	$423	+19%	$1,461	$1,364	+7%
Consumer Tissue	267	218	+22%	707	567	+25%
K-C Professional	168	119	+41%	514	294	+75%
Corporate & Other(a)	(128)	(90)	N.M.	(1,013)	(298)	N.M.
Other (income) and expense, net(a)	35	15	+133%	(5)	(42)	-88%
TOTAL OPERATING PROFIT	$774	$655	+18%	$1,674	$1,969	-15%
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
N.M. - Not Meaningful
Sales of Principal Products:

	Three Months Ended September 30		Nine Months Ended September 30
(Billions of dollars)	2023	2022	2023	2022
Baby and child care products	$1.8	$1.7	$5.3	$5.5
Consumer tissue products	1.6	1.6	4.8	4.7
Away-from-home professional products	0.9	0.8	2.6	2.4
All other	0.8	1.0	2.8	2.6
Consolidated	$5.1	$5.1	$15.5	$15.2

Note 9. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2023			December 31, 2022
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$127	$316	$443	$147	$425	$572
Work in process	103	100	203	139	107	246
Finished goods	545	714	1,259	518	870	1,388
Supplies and other	—	313	313	—	302	302
	775	1,443	2,218	804	1,704	2,508
Excess of FIFO or weighted-average cost over LIFO cost	(197)	—	(197)	(239)	—	(239)
Total	$578	$1,443	$2,021	$565	$1,704	$2,269
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2023	December 31, 2022
Land	$155	$156
Buildings	3,014	3,062
Machinery and equipment	14,826	14,655
Construction in progress	655	676
	18,650	18,549
Less accumulated depreciation	(10,950)	(10,664)
Total	$7,700	$7,885
Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. The outstanding amount related to the suppliers participating in this program was $1.0 billion as of September 30, 2023 and December 31, 2022, and was recorded within Trade accounts payable.
Note 10. Legal Matters
We are party to certain legal proceedings relating to our former health care business, Avanos Medical, Inc. ("Avanos", previously Halyard Health, Inc.), as described in our Form 10-K for the year ended December 31, 2022, including a qui tam matter and certain subpoena and document requests from the federal government. The subpoena and document requests include subpoenas from the United States Department of Justice ("DOJ") concerning allegations of potential criminal and civil violations of federal laws, including the Food, Drug, and Cosmetic Act, in connection with the manufacturing, marketing and sale of surgical gowns by our former health care business. We continue to cooperate in this investigation and are making efforts to reach a potential resolution with the DOJ.

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
•Overview of Third Quarter 2023 Results
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

On June 1, 2023, we completed the sale transaction, announced on October 24, 2022, of our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $212, including the base purchase price of $175 and working capital and other closing adjustments of $37. This transaction also included a licensing agreement to allow the acquirer to manufacture and market in Brazil the Kleenex, Scott and Wypall brands to consumers and away-from-home customers for a period of time. The assets included in the sale agreement were reclassified to Other current assets as of December 31, 2022, and upon closure of the transaction, a gain of $74 pre-tax was recognized in Other (income) and expense, net. We incurred divestiture-related costs of $30 pre-tax during the three months ended June 30, 2023, which were recorded in Cost of products sold and Marketing, research and general expenses, resulting in a net benefit of $44 pre-tax ($26 after tax).
Beginning in March 2022, we have implemented significant adjustments to our business in Russia. We have substantially curtailed media, advertising and promotional activity and suspended capital investments in our sole manufacturing facility in Russia. Consistent with the humanitarian nature of our products, we manufacture and sell only essential items in Russia, such as baby diapers and feminine pads, which are critical to the health and hygiene of women, girls and babies. Our Russia business has represented approximately 1 to 3 percent of our net global sales, operating profit and total assets. Our ability to continue our operations in Russia may change as the situation evolves. Our business in Russia is experiencing increased input costs, supply chain complexities, reduced consumer demand and restricted access to raw materials and production assets, restricted access to financial institutions, as well as increased supply chain, monetary, currency and payment sanctions and controls. We are actively monitoring the situation, and as the business, geopolitical and regulatory environment concerning Russia evolves, we may not be able to sustain the limited manufacture and sale of our products, and our assets may be partially or fully impaired. We are also monitoring the increased risk of cyber-based attacks as a result of the war in Ukraine and have implemented additional cybersecurity measures designed to address the evolving threat landscape.
This section presents a discussion and analysis of our third quarter 2023 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, net selling prices and product mix on net sales. Changes in foreign currency exchange rates and acquisitions and exited businesses also impact the year-over-year change in net sales. Revenue growth management is used to describe our capability that drives sustainable profit growth by maximizing our brands' revenue potential with consumer-centric insights. It focuses on strategic pricing decisions, price pack architecture, managing our product mix, trade promotion activity and trading terms. Our analysis compares the three and nine months ended September 30, 2023 results to the same periods in 2022.

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
•Pension settlements - In 2023 and 2022, pension settlement charges were recognized related to lump-sum distributions from pension plan assets exceeding the total of annual service and interest costs resulting in a recognition of deferred actuarial losses.
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
Overview of Third Quarter 2023 Results
•Net sales of $5.1 billion increased 2 percent compared to the year-ago period, including organic sales growth of 5 percent.
•Operating profit was $774 in 2023 and $655 in 2022. Net Income Attributable to Kimberly-Clark Corporation was $587 in 2023 compared to $467 in 2022, and diluted earnings per share were $1.73 in 2023 compared to $1.38 in 2022. Results in 2023 and 2022 include pension settlement charges.
Results of Operations and Related Information
This section presents a discussion and analysis of our third quarter 2023 net sales, operating profit and other information relevant to an understanding of the results of operations.

Consolidated

Selected Financial Results	Three Months Ended September 30			Nine Months Ended September 30
	2023	2022	Percent Change	2023	2022	Percent Change
Net Sales:
North America	$2,848	$2,682	+6%	$8,360	$7,953	+5%
Outside North America	2,342	2,446	-4%	7,288	7,471	-2%
Intergeographic sales	(58)	(75)	-23%	(187)	(213)	-12%
Total Net Sales	5,132	5,053	+2%	15,461	15,211	+2%
Operating Profit:
North America	684	519	+32%	1,873	1,475	+27%
Outside North America	253	241	+5%	809	750	+8%
Corporate & Other(a)	(128)	(90)	N.M.	(1,013)	(298)	N.M.
Other (income) and expense, net(a)	35	15	+133%	(5)	(42)	-88%
Total Operating Profit	774	655	+18%	1,674	1,969	-15%
Share of net income of equity companies	50	29	+72%	143	81	+77%
Net Income Attributable to Kimberly-Clark Corporation	587	467	+26%	1,255	1,427	-12%
Diluted Earnings per Share	1.73	1.38	+25%	3.70	4.22	-12%
(a) Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended September 30, 2023
	As Reported	Pension Settlements	As Adjusted Non-GAAP
Nonoperating expense	$(20)	$(4)	$(16)
Provision for income taxes	(157)	1	(158)
Effective tax rate	22.5%	—	22.5%
Net Income Attributable to Kimberly-Clark Corporation	587	(3)	590
Diluted Earnings per Share(a)	1.73	(0.01)	1.74

	Three Months Ended September 30, 2022
	As Reported	Pension Settlements	As Adjusted Non-GAAP
Nonoperating expense	$(18)	$(10)	$(8)
Provision for income taxes	(127)	2	(129)
Effective tax rate	22.4%	—	22.3%
Net Income Attributable to Kimberly-Clark Corporation	467	(8)	475
Diluted Earnings per Share(a)	1.38	(0.02)	1.40

	Nine Months Ended September 30, 2023
	As Reported	Sale of Brazil Tissue and K-C Professional Business	Impairment of Intangible Assets	Pension Settlements	As Adjusted Non-GAAP
Cost of products sold	$10,166	$15	$—	$—	$10,151
Gross Profit	5,295	(15)	—	—	5,310
Marketing, research and general expenses	2,968	15	—	—	2,953
Impairment of intangible assets	658	—	658	—	—
Other (income) and expense, net	(5)	(74)	—	—	69
Operating Profit	1,674	44	(658)	—	2,288
Nonoperating expense	(78)	—	—	(31)	(47)
Provision for income taxes	(298)	(18)	175	8	(463)
Effective tax rate	21.2%	—	—	—	22.6%
Net (income) loss attributable to noncontrolling interests	3	—	20	—	(17)
Net Income Attributable to Kimberly-Clark Corporation	1,255	26	(463)	(23)	1,715
Diluted Earnings per Share(a)	3.70	0.08	(1.36)	(0.07)	5.06

	Nine Months Ended September 30, 2022
	As Reported	Acquisition of Controlling Interest in Thinx	Pension Settlements	As Adjusted Non-GAAP
Marketing, research and general expenses	$2,665	$21	$—	$2,644
Other (income) and expense, net	(42)	(85)	—	43
Operating Profit	1,969	64	—	1,905
Nonoperating expense	(49)	—	(34)	(15)
Provision for income taxes	(356)	4	8	(368)
Effective tax rate	20.7%	—	—	21.8%
Net Income Attributable to Kimberly-Clark Corporation	1,427	68	(26)	1,385
Diluted Earnings per Share(a)	4.22	0.20	(0.08)	4.09
(a) "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Percent Change in Net Sales Three Months Ended	Volume	Net Price	Mix/Other	Exited Business(e)	Currency	Total(a)	Organic(b)
Consolidated	(1)	5	1	(1)	(2)	2	5
North America	2	4	1	—	—	7	7
Developed & Emerging	(2)	5	1	(4)	(9)	(8)	5
Developed Markets	(8)	7	1	—	2	3	—

Percent Change in Net Sales Nine Months Ended	Volume	Net Price	Mix/Other	Exited Business(e)	Currency	Total(a)	Organic(b)
Consolidated	(3)	8	1	—	(3)	2	5
North America	—	6	—	—	—	6	6
Developed & Emerging	(6)	9	2	(2)	(8)	(5)	5
Developed Markets	(7)	11	1	—	(3)	2	5

Percent Change in Operating Profit(f)	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Three months ended	—	38	12	14	(4)	(42)	18
Nine months ended	(7)	60	(6)	14	(5)	(36)	20
(a)    Total may not equal the sum of volume, net price, mix/other, exited business and currency due to rounding and excludes intergeographic sales.
(b)    Combined impact of changes in volume, net price and mix/other.
(c)    Benefits of the FORCE (Focused On Reducing Costs Everywhere) program.
(d)    Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
(e)    Impact of the sale of Brazil tissue and K-C Professional business.
(f)    Percent change calculated using adjusted operating profit for the nine months ended September 30, 2023 and 2022.
Net sales in the third quarter of $5.1 billion increased 2 percent. Organic sales increased 5 percent as changes in net selling prices and product mix increased sales by 5 percent and 1 percent, respectively, driven by ongoing revenue growth management programs, while volume decreased 1 percent. Changes in foreign currency exchange rates decreased sales by 2 percent, while the exit of our Brazil tissue and K-C Professional business decreased sales by 1 percent.
In North America, net sales increased 7 percent, with increases of 9 percent in Personal Care, 4 percent in Consumer Tissue and 7 percent in K-C Professional, with all increases driven by organic sales growth. Outside North America, net sales decreased 8 percent in D&E Markets and increased 3 percent in Developed Markets. Organic sales were up 5 percent in D&E Markets and were consistent with the prior year in Developed Markets.
Operating profit in the third quarter was $774 in 2023 and $655 in 2022. Results benefited from higher net selling prices, $90 in FORCE cost savings, and $75 of lower input costs, partially offset by higher marketing, research and general expenses, unfavorable currency effects, and higher other manufacturing costs. The increase in marketing, research and general expenses is primarily due to planned increases in spend coupled with higher incentive compensation levels.
Interest expense in the third quarter was $74 in 2023 compared to $73 in 2022.
The third quarter effective tax rate was 22.5 percent in 2023 and 22.4 percent in 2022. The third quarter adjusted effective tax rate was 22.5 percent in 2023 and 22.3 percent in 2022.
Our share of net income of equity companies in the third quarter was $50 in 2023 and $29 in 2022. The increase was primarily driven by Kimberly-Clark de Mexico, S.A.B. de C.V. results which benefited from favorable currency effects and cost savings.
Diluted net income per share for the third quarter was $1.73 in 2023 and $1.38 in 2022. Third quarter adjusted earnings per share were $1.74 in 2023, an increase of 24 percent compared to $1.40 in 2022.
Year-to-date net sales of $15.5 billion increased 2 percent compared to the year ago period. Organic sales increased 5 percent, as changes in net selling prices and product mix increased sales by approximately 8 percent and 1 percent, respectively, driven by ongoing revenue growth management programs, while volumes decreased 3 percent. Changes in foreign currency exchange rates decreased sales by 3 percent, and the exit of our Brazil tissue and K-C Professional business decreased sales slightly. Year-to-date operating profit was $1,674 in 2023 and $1,969 in 2022. Results in 2023 include the net benefit related to the sale of the Brazil tissue and K-C Professional business and charges related to the impairment of intangible assets, compared to 2022 results which include the net benefit of the acquisition of a controlling interest in Thinx. Year-to-date adjusted operating profit was $2,288 in 2023 and $1,905 in 2022. Results benefited from higher net selling prices and $275 in FORCE cost savings, partially offset by higher marketing, research and general expenses, unfavorable currency effects, higher other manufacturing cost, lower volumes, and $115 in higher input costs. Through nine months, diluted net income per share was $3.70 in 2023 and $4.22 in 2022. Year-to-date adjusted earnings per share were $5.06 in 2023 and $4.09 in 2022.
Results by Business Segments
Personal Care

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022		2023	2022	2023	2022
Net Sales	$2,700	$2,628	$8,089	$8,067	Operating Profit	$502	$423	$1,461	$1,364

Percent Change in Net Sales Three Months Ended	Volume	Net Price	Mix/Other	Acquisition	Currency	Total(a)	Organic(b)
Total Personal Care	2	4	1	—	(5)	3	7
North America	6	2	1	—	—	9	9
D&E Markets	—	5	2	—	(12)	(4)	7
Developed Markets	(5)	5	1	—	—	2	2

Percent Change in Net Sales Nine Months Ended	Volume	Net Price	Mix/Other	Acquisition(e)	Currency	Total(a)	Organic(b)
Total Personal Care	(2)	6	1	—	(5)	—	5
North America	1	3	—	1	—	4	4
D&E Markets	(4)	9	2	—	(10)	(4)	6
Developed Markets	(5)	7	1	—	(4)	—	3

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Three months ended	9	23	3	15	(7)	(24)	19
Nine months ended	(2)	34	(3)	9	(6)	(25)	7
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
Net sales in the third quarter of $2.7 billion increased 3 percent, while organic sales increased 7 percent, driven by changes in net selling prices and product mix of 4 percent and 1 percent, respectively, and increased volume of approximately 2 percent. Innovation, solid commercial execution and supply improvements contributed to volume growth, led by a 6 percent increase in volume in North America. Changes in foreign currency exchange rates decreased sales by 5 percent.
Third quarter operating profit of $502 increased 19 percent. Results benefited from organic sales growth, cost savings and lower input costs, partially offset by higher marketing, research and general expenses and unfavorable currency effects.

Consumer Tissue

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022		2023	2022	2023	2022
Net Sales	$1,567	$1,578	$4,750	$4,683	Operating Profit	$267	$218	$707	$567

Percent Change in Net Sales Three Months Ended	Volume	Net Price	Mix/Other	Exited Business(e)	Currency	Total(a)	Organic(b)
Total Consumer Tissue	(4)	5	—	(3)	1	(1)	2
North America	(1)	5	—	—	—	4	4
D&E Markets	(9)	4	—	(14)	(1)	(21)	(5)
Developed Markets	(5)	6	—	—	3	5	2

Percent Change in Net Sales Nine Months Ended	Volume	Net Price	Mix/Other	Exited Business(e)	Currency	Total(a)	Organic(b)
Total Consumer Tissue	(4)	8	—	(1)	(1)	1	4
North America	(1)	6	—	—	—	5	5
D&E Markets	(10)	9	—	(6)	(3)	(10)	(1)
Developed Markets	(6)	11	—	—	(2)	3	5

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Three months ended	(7)	37	11	8	—	(27)	22
Nine months ended	(8)	66	(17)	17	—	(33)	25
(a)    Total may not equal the sum of volume, net price, mix/other, exited business and currency due to rounding and excludes intergeographic sales.
(b)    Combined impact of changes in volume, net price and mix/other.
(c)    Benefits of the FORCE program.
(d)    Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
(e)    Impact of the sale of Brazil tissue and K-C Professional business.
Net sales in the third quarter of $1.6 billion decreased 1 percent, while organic sales growth increased 2 percent driven by changes in net selling prices that increased sales by 5 percent, partially offset by decreased volume of approximately 4 percent. Organic sales growth of 4 percent in North America and 2 percent in Developed Markets led the increase. Favorable revenue growth management and improving service levels contributed to the growth in net sales. Changes in foreign currency exchange rates increased sales by 1 percent, and exited business decreased sales by 3 percent.
Third quarter operating profit of $267 increased 22 percent. Results benefited from higher net selling prices, lower input costs, and cost savings, partially offset by higher other manufacturing costs and marketing, research and general expenses.

K-C Professional

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022		2023	2022	2023	2022
Net Sales	$854	$836	$2,588	$2,418	Operating Profit	$168	$119	$514	$294

Percent Change in Net Sales Three Months Ended	Volume	Net Price	Mix/Other	Exited Business(e)	Currency	Total(a)	Organic(b)
Total K-C Professional	(6)	9	1	(2)	—	2	4
North America	(1)	7	1	—	—	7	7
D&E Markets	(4)	9	—	(10)	(5)	(9)	6
Developed Markets	(20)	12	3	—	3	(1)	(4)

Percent Change in Net Sales Nine Months Ended	Volume	Net Price	Mix/Other	Exited Business(e)	Currency	Total(a)	Organic(b)
Total K-C Professional	(5)	13	1	(1)	(2)	7	10
North America	(1)	12	—	—	—	11	12
D&E Markets	(5)	10	1	(4)	(6)	(3)	6
Developed Markets	(17)	19	4	—	(2)	4	6

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Three months ended	(22)	62	32	8	(1)	(38)	41
Nine months ended	(17)	108	7	20	(4)	(39)	75
(a)    Total may not equal the sum of volume, net price, mix/other, exited business and currency due to rounding and excludes intergeographic sales.
(b)    Combined impact of changes in volume, net price and mix/other.
(c)    Benefits of the FORCE program.
(d)    Includes impact of changes in product mix, marketing, research and general expenses, foreign currency transaction effects and other manufacturing costs.
(e)    Impact of the sale of Brazil tissue and K-C Professional business.
Third quarter net sales of $854 increased 2 percent, including organic sales growth of 4 percent, driven by changes in net selling prices and product mix of 9 percent and 1 percent, respectively, partially offset by decreased volume of 6 percent. Exited business decreased sales by 2 percent.
Third quarter operating profit of $168 increased 41 percent. Results benefited from higher net selling prices and lower input costs, partially offset by lower volumes and higher marketing, research and general expenses and other manufacturing costs.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2,327 for the first nine months of 2023 compared to $1,742 in the prior year. The increase was driven by the increase in operating profit, excluding the effect of non-cash charges, and improvements in working capital.
Investing
During the nine months ended September 30, 2023, our capital spending was $549 compared to $679 in the prior year. We anticipate that full year capital spending will be approximately $800. Proceeds from asset and business dispositions of $219 in the first nine months of 2023 primarily reflected the sale of our Brazil tissue and K-C Professional business. Acquisition of business, net of cash acquired of $46 in the first nine months of 2022 reflected the acquisition of a controlling interest of Thinx.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $37 as of September 30, 2023 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the third quarter of 2023 was $95. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At September 30, 2023 and December 31, 2022, total debt was $8.1 billion and $8.4 billion, respectively.
In February 2023, we issued $350 aggregate principal amount of 4.50 percent notes due February 16, 2033. Proceeds from the offering were used for general corporate purposes including the repayment of a portion of our commercial paper indebtedness.

Our consolidated subsidiary, Thinx, has issued common securities to its third-party minority owner, who has certain redemption rights to sell those securities to us. During the nine months ended September 30, 2023, Cash paid for redemption of common securities of Thinx of $48 was to acquire additional ownership of Thinx. See Item 1, Note 2 to the unaudited interim consolidated financial statements for details. If the remaining redemption right is exercised, it would require us to pay approximately $98 to $197 during a second exercise period of January 1, 2024 through June 30, 2026.
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
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first nine months of 2023, we repurchased 740 thousand shares of our common stock at a total cost of $97 through a broker in the open market. We are targeting full-year 2023 share repurchases of approximately $100 to $150, subject to market conditions.
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
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including raw material, energy and other input costs, the anticipated cost savings from our FORCE program, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, including the impact in Argentina and Türkiye, effective tax rate, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including the war in Ukraine (including the related responses of consumers, customers, and suppliers and sanctions issued by the U.S., the European Union, Russia or other countries), pandemics, epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions, disruptions in the capital and credit markets, counterparty defaults (including customers, suppliers and financial institutions with which we do business), failure to realize the expected benefits or synergies from our acquisition and disposition activity, impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing, changes in customer preferences, severe weather conditions, regional instabilities and hostilities (including the war in Israel), government trade or similar regulatory actions, potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships, could affect the realization of these estimates.
The factors described under Item 1A, "Risk Factors" in our Form 10-K, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made by us or on our behalf. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.

Item 4.    Controls and Procedures
As of September 30, 2023, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1, Note 10 to the unaudited interim consolidated financial statements, which is incorporated in this Item 1 by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the third quarter of 2023 were made through a broker in the open market.
The following table contains information for shares repurchased during the third quarter of 2023. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2023)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
July 1 to July 31	73,590	$133.83	39,647,571	40,352,429
August 1 to August 31	89,293	128.48	39,736,864	40,263,136
September 1 to September 30	91,665	125.16	39,828,529	40,171,471
Total	254,548
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
.
Item 5.    Other Information
(c)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the quarter ended September 30, 2023, no such plans or other arrangements were adopted or terminated.

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
October 24, 2023