Form 10-K
period 2023-12-31
KIMBERLY CLARK CORP
filed 2024-02-08
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2023 (based on closing stock price on the New York Stock Exchange as of such date) was approximately $46.7 billion.
As of January 31, 2024, there were 336,883,198 shares of Kimberly-Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's Annual Meeting of Stockholders to be held on May 2, 2024 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2023 Annual Report

PART I

ITEM 1.    BUSINESS
Kimberly-Clark Corporation was founded in 1872 and incorporated in Delaware in 1928. We are a global company focused on delivering products and solutions that provide better care for a better world through product innovation and building our personal care, consumer tissue and K-C Professional brands. We are principally engaged in the manufacturing and marketing of a wide range of products made from natural or synthetic fibers and materials using advanced technologies in fibers, nonwovens and absorbency. Unless the context indicates otherwise, the terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
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
•K-C Professional partners with businesses to create Exceptional Workplaces, helping to make them healthier, safer and more productive through a range of solutions and supporting products such as wipers, tissue, towels, personal protective equipment, soaps and sanitizers. Our brands, including Kleenex, Scott, WypAll, Kimtech and KleenGuard are well known for quality and trusted to help people around the world work better.
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
Our largest customer, Walmart Inc., represented approximately 13 percent in 2023 and 2022 and 14 percent in 2021 of our consolidated net sales. Net sales to Walmart Inc. were primarily in the Personal Care and Consumer Tissue segments.
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181 consisting of cash of $53, the fair value of our previously held equity investment of $127, and certain share-based award costs of $1. In the first quarter of 2023, we delivered a redemption notice to the third-party minority owner with respect to a portion of the remaining common securities of Thinx. This redemption closed in the second quarter of 2023, and we acquired additional ownership of Thinx for $48, increasing our ownership in Thinx to 70 percent. As part of the completion of a negotiated final redemption, we acquired the remaining 30 percent ownership of Thinx for $47 in the fourth quarter of 2023. See Item 8, Note 3 to the consolidated financial statements for details.

1	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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
Foreign Market Risks
We operate and market our products globally, and our business strategy includes targeted growth in Latin America, Asia, the Middle East and Africa. See Item 1A, "Risk Factors" for a discussion of foreign market risks that may affect our financial results.
Corporate Responsibility and Sustainability
Better care for a better world begins with focusing on the health and safety of our customers, consumers, and employees; promoting the value of inclusion, equity and diversity within our business; and making efforts to protect the rights of workers across our supply chain. We believe we can make meaningful contributions through our business activities and operations to clean water and sanitation, climate action and responsible consumption and production. Our sustainability strategy puts our brand, supply chain and innovation teams to work with the goal of creating shared value by addressing relevant global challenges and is focused on addressing key climate-related risks and opportunities throughout our value chain.
We strive to make lives better while also working to help safeguard the earth’s natural systems. We implement this effort by considering our sustainability goals during our business and capital planning processes, coordinating the priorities of our supply chain, brand and innovation teams, and establishing meaningful performance indicators. Our environmental priorities include reducing our use of new fossil fuel-based plastic, while enabling circular systems to recover the materials in our products and packaging; reducing our products’ use of natural forest fiber, while supporting forest biodiversity and forest dependent communities; reducing greenhouse gas emissions along our value chain, with goals approved by the Science Based Targets initiative ("SBTi"); and building resilience to water risk at our facilities and in our communities in water-stressed regions around the world. We have aligned our goals with the United Nations' Sustainable Development Goals framework. Progress on our strategy is outlined in our Global Sustainability reports.

2	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

For 2024 and 2025, we expect total capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at our facilities to average approximately $50 on an annual basis. Total operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental fees, and research and engineering costs, are expected to be approximately $100 in 2024 and $110 in 2025.
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
Regulatory Compliance
We are subject to many laws and regulations across all the countries in which we do business, and we are particularly impacted by those relating to product safety, environmental protection and data privacy and protection. We are also subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act, and antitrust and competition laws and regulations that govern our dealings with suppliers, customers, competitors and government officials.
We are obligated to comply with regulations that cover product safety, efficacy, manufacturing, advertising, labeling and safety reporting. These include requirements that we provide a label that highlights perceived concerns about a product or warns consumers of risks of using our products. In some cases, it may be necessary to initiate product recalls if safety risks are considered to exist. All our facilities and other operations are subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. We are also subject to expanding laws and regulations related to sustainability-related matters, non-financial reporting and diligence, labor and employment, trade, taxation and data privacy and protection, including the European Union’s General Data Protection Regulation, Brazil's General Data Protection Law, China's Personal Information Protection Law, and the California Consumer Privacy Act of 2018.
Our policy is to abide by all applicable laws and regulations, and we have internal programs in place to manage global compliance with these various requirements. We also expect that our many suppliers, consultants and other third parties working on our behalf share our commitment to compliance, and we have policies and procedures in place to manage these relationships, though they inherently involve a lesser degree of control over operations and governance. We monitor each of these areas for new or changed regulatory requirements, particularly in the rapidly evolving area of data privacy and protection. We have made, and plan to continue making, necessary expenditures for compliance with applicable laws and regulations; however, total capital expenditures and operating expenses related to compliance are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position.
Human Capital Management
We had approximately 41,000 employees as of December 31, 2023 in our consolidated operations. Approximately 35 percent of our employees were located in North America and the remainder were in approximately 60 countries outside of North America. Overall, approximately 55 percent of our workforce was directly involved in manufacturing and distribution operations.
In order to recruit, retain, develop, protect and fairly compensate our employees, we focus on the following four key areas:
•Inclusion, equity and diversity – We believe our business success is tied to creating workplaces, communities and experiences where inclusion, equity and diversity are evident and thriving. We prioritize the need to cultivate a workforce where our employees are included and empowered to do their best work. Employing people from disparate backgrounds, cultures, and experiences amplifies our ability to gather insights, foster innovation and understand the culture, context, and mindset of consumers around the world. As a company who serves global consumers and communities, we work to cultivate a workforce comprised of people who look, think, and behave like the people who use our products – now and in the future. As such, we support workforce inclusion, equity and diversity and consider it a fundamental business strategy. The Management Development and Compensation Committee (“MDC”) of the Board of Directors is responsible for reviewing our inclusion, equity and diversity strategy.

3	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

•Health and safety – We strive to protect the health and safety of our employees. We create and administer company-wide policies and processes designed to protect our employees and to comply with applicable safety regulations. Health and safety training is regularly provided to our employees. We review and monitor our performance closely to drive continuous improvement in our safety programs.
•Development and employee engagement – Developing talent and leaders at all levels of the organization and engaging our employees is critical to our long-term success. We maintain talent and succession planning processes and have leadership and management development programs as well as broad learning opportunities to support career growth and skill advancement.
We also offer all employees the opportunity to join any of our Employee Resource Groups ("ERGs"). These groups foster professional development, social connectivity, and celebrate diversity throughout our company. Current ERGs provide community and insights into the perspectives and experiences of those with African, Hispanic, Latino, and Asian ancestry, women, and LGBTQ+, as well as parents, caregivers, people with disabilities, military veterans, and new employees. Our ERGs promote career development by allowing employees to connect with and learn from one another and help amplify our inclusion, equity and diversity efforts.
In regard to employee engagement, we hold regular Town Hall meetings where employees can ask questions of executives and make their voice heard. We host a series of conversations to drive employee and leadership engagement across a variety of topics on inclusion. We engage in continuous listening via global surveys, on an ongoing basis, that offer our employees the ability to provide feedback and valuable insights to help address potential issues and identify opportunities to improve and support employee engagement.
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

4	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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
Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered waste paper, is used extensively in our tissue products and is subject to significant price fluctuations. Cellulose fiber, in the form of fluff pulp, is a key component in our personal care products. In past years, pulp prices have experienced significant volatility. Increases in pulp prices or limits in the availability of recycled fiber could adversely affect our earnings if selling prices for our finished products are not adjusted or if these adjustments significantly trail the increases in pulp prices. We utilize a variety of pricing structures and revenue growth management strategies to manage these risks but have not used derivative instruments.
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
Failure of key technology systems, cyberattacks, privacy breaches or data breaches could have a material adverse effect on our business, financial condition, results of operations and reputation.
To conduct our business, we rely extensively on information and operational technology systems, many of which are managed, hosted, provided and/or used by third parties and their vendors. These systems include, but are not limited to, programs and processes relating to internal communications and communicating with customers, consumers, vendors, investors and other parties; ordering and managing materials from suppliers; converting materials to finished products; receiving and processing purchase orders and shipping products to customers; processing transactions; storing, processing and transmitting data, including personal confidential information and payment card industry data; supporting employee data processing for our global workforce; hosting, processing and sharing confidential and proprietary research, business and financial information; and complying with financial reporting, regulatory, legal and tax requirements. Furthermore, we sell certain products directly to consumers online and through websites, mobile apps and connected devices, and we also engage in online activities, including data collection, promotions, rebates and customer loyalty and other programs, through which we may receive personal information. A breach or other breakdown in our technology, including a cyberattack, privacy incident, data incident or other event involving us or any of our third-party service providers or vendors could adversely affect our financial condition and results of operations.
Despite the security measures we have in place, the information and operational technology systems, including those of our customers, vendors, suppliers and other third-party service providers with whom we have contracted, have, in the past, and may, in the future, be vulnerable to cyber-threats such as computer viruses or other malicious codes, ransomware, cyber extortion, security incidents, denial of service attacks, unauthorized access, phishing attacks, social engineering and other disruptions from employee error, unauthorized uses, system failures, including Internet outages, unintentional or malicious actions of employees or contractors or cyberattacks by hackers, criminal groups, nation-states and nation-state-sponsored

5	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

organizations and social-activist organizations. We have seen and may continue to see an increase in the number of such attacks, especially as we continue operating under a hybrid working model under which employees can work and access our technology infrastructure remotely. In addition, while we have purchased cybersecurity insurance, costs related to a cyberattack may exceed the amount of insurance coverage or be excluded under the terms of our cybersecurity insurance policy. As cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.
Our security efforts and the efforts of our third-party providers may not prevent or timely detect future attacks and resulting breaches or breakdowns of our, or third-party service providers’, databases or systems. In addition, if we or our third-party providers are unable to effectively resolve such breaches or breakdowns on a timely basis, we may experience interruptions in our ability to manage or conduct business, as well as reputational harm, governmental fines, penalties, regulatory proceedings, and litigation and remediation expenses. In addition, such incidents could result in unauthorized disclosure and misuse of material confidential information, including personal identifying information.
Cyber-threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. We have incurred, and will continue to incur, expenses to comply with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use, and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, including reporting requirements, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.
In addition, data incidents or theft of personal information collected by us and our third-party service providers as well as data incidents or theft of our information may occur. We are subject to the laws and regulations of various countries where we operate or do business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, vendor or employee information or related data. These laws and regulations change frequently, and new legislation continues to be introduced and may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. The changes introduced by data privacy and protection regulations increase the complexity of regulations enacted to protect business and personal data and they subject us to additional costs. These laws and regulations also may result in us incurring additional expenses and liabilities in the event of unauthorized access to or disclosure of personal data.
We are in the process of upgrading our enterprise resource planning system (known as SAP) to enhance operating efficiencies and provide more effective management of our business operations. We also use various other hardware, software and operating systems that may need to be upgraded or replaced in the near future as such systems cease to be supported by third-party service providers, and may be vulnerable to increased risks, including the risk of security breaches, system failures and disruptions. System upgrades take time, require oversight and may be costly, and pose several challenges, including training of personnel, communication of new rules and procedures, migration of data, increased risk of security breaches, and the potential instability of the new system. Moreover, there is no assurance that the new enterprise resource planning system will meet our current and future business needs or that it will operate as designed. Any significant failure or delay in system upgrades could cause an interruption to our business and adversely affect our operations and financial results.
Our international operations are subject to foreign market risks, including changes in foreign currency exchange rates, currency restrictions and political, social and economic instability, which may adversely affect our financial results.
Our strategy includes operations growth outside the U.S., especially in developing markets such as China, Eastern Europe, ASEAN and Latin America. About half of our net sales come from markets outside the U.S. We and our equity companies have manufacturing facilities in 33 countries and sell products in a substantial majority of countries around the world. Our results may be adversely affected by a number of foreign market risks:
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

6	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

•Adverse political conditions. Risks related to political instabilities and hostilities (including the wars in Ukraine and Israel), expropriation, new or revised legal or regulatory constraints, difficulties in enforcing contractual and intellectual property rights, and potentially adverse tax consequences could adversely affect our financial results.
•Increases in dollar-based input costs for operations outside the U.S. due to weaker foreign exchange rates versus the U.S. dollar. There can be no assurance that we will be protected against substantial foreign currency fluctuations.
•Greater economic volatility and vulnerability to infrastructure and labor disruptions.
The inability to effectively manage foreign market risk could adversely affect our business, consolidated financial condition, results of operations or liquidity. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Item 8, Note 1 to the consolidated financial statements for information regarding our adoption of highly inflationary accounting in Argentina and Türkiye.
Our operations in Russia and the surrounding region are impacted by the war in Ukraine.
The war between Russia and Ukraine has negatively impacted, and may continue to negatively impact, our operations in Russia and the surrounding region. Beginning in March 2022, we have implemented significant adjustments to our business in Russia. We have substantially curtailed media, advertising and promotional activity and suspended capital investments at our single manufacturing facility in Russia. Consistent with the humanitarian nature of our products, we manufacture and sell only essential items in Russia, such as baby diapers and feminine pads, which are critical to the health and hygiene of women, girls and babies. Our ability to continue our reduced operations in Russia may change as we continue to experience increased input costs, supply chain complexities, reduced consumer demand, restricted access to raw materials and production assets, restricted access to financial institutions and increased supply chain, professional services, monetary, currency, trade and payment/investment sanctions and related controls. As the business, geopolitical, and regulatory environment concerning Russia evolves, we may not be able to sustain the limited manufacture and sale of our products, and our assets may be partially or fully impaired. Moreover, the war in Ukraine could result in cyber-based attacks to our information technology systems, disruptions to foreign exchange rates and financial and credit markets and amplify or affect the other risk factors set forth in this Part I, Item 1A, any of which may adversely affect our business.
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and cash flows.
Our business and financial results may be negatively impacted by health epidemics, pandemics and similar outbreaks. The COVID-19 pandemic has had and could continue to have negative impacts on our business, including causing significant volatility in demand for our products, changes in consumer behavior and preference, disruptions in our manufacturing and supply chain operations, disruptions to our cost saving programs, limitations on our employees’ ability to work and travel, significant changes in the economic or political conditions in markets in which we operate and related currency and commodity volatility. Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain its spread and mitigate its public health effects.
Damage to the reputation of Kimberly-Clark or to one or more of our brands could adversely affect our business.
Developing and maintaining our reputation, as well as the reputation of our brands, is a critical factor in our relationship with consumers, customers, suppliers and others. Our inability to address adverse publicity or other issues, including with respect to product safety, quality, efficacy, environmental impacts (including packaging, energy and water use and waste management), substances and ingredients of potential concern, inclusion, equity and diversity, human rights and other social responsibility or similar matters, or breaches of consumer, customer, supplier, employee or other confidential information, real or perceived, could negatively impact sentiment towards us and our products and brands, and our business and financial results could suffer. In addition, our products could face withdrawal, recall or other quality issues. Consumers increasing use and reliance on social media for information could increase the risk of adverse publicity, potentially with negative perception of our products or brands. Our business and results could also be negatively impacted by the effects of product-related litigation, allegations of product tampering or contamination, or the distribution and sale of counterfeit products.
Disruption in our supply chain or our manufacturing or distribution operations could adversely affect our business.
Our ability to manufacture, distribute and sell products is critical to our operations. These activities are subject to inherent risks such as natural disasters, power outages, fires or explosions, labor strikes or labor shortages, terrorism, epidemics, pandemics

7	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

(including the COVID-19 pandemic), import restrictions, regional economic, business, environmental or political events (including the wars in Ukraine and Israel), governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change or other concerns regarding the sustainability of our business, which could disrupt our supply chain and impair our ability to manufacture or sell our products. This interruption, if not mitigated in advance or otherwise effectively managed, could adversely impact our business, financial condition and results of operations, as well as require additional resources to address.
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
We access the long-term and short-term capital markets to obtain financing. Our financial performance, our short- and long-term debt credit ratings, interest rates, the stability of financial institutions with which we partner, geopolitical or national political developments, the stability and liquidity of the overall global capital markets and the state of the global economy, could affect our access to, and the availability and cost of, financing on acceptable terms and conditions and our ability to pay dividends in the future.
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

8	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Climate change and other sustainability matters may adversely affect our business and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, water availability and quality, and the frequency and severity of extreme weather and natural disasters. We have transition risks related to the transition to a lower-carbon economy and physical risks related to the physical impacts of climate change. Transition risks include increased costs of carbon emission, increased cost to produce products in compliance with future regulations, increased raw materials cost, shifts in customer/consumer values and other legal, regulatory and technological risks. Physical risks include the risk of direct damage to assets or supply chain disruption caused by severe weather events such as floods, storms, wildfires and droughts. In addition, concern over climate change by governments and regulators globally have resulted and may continue to result in new legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment (or conversely, to restrict activities to address or consider climate change and related matters). Compliance with these requirements may increase our costs of doing business, including to the extent these reporting regimes are inconsistent.
There is also increased focus, including by governmental and non-governmental organizations, investors and investment managers, customers, suppliers, consumers, our employees and other stakeholders on these and other sustainability matters, including responsible sourcing and deforestation, the use of plastic, energy and water, the recyclability or recoverability of packaging, including single-use and other plastic packaging and ingredient transparency. At the same time, there is growing opposition to initiatives on these matters, and our public reporting on our sustainability initiatives, expectations, and progress, including our ambitions for 2030, may not satisfy the expectations of all stakeholders. These stakeholders may rely on their assessment or perception (or a third-party’s assessment) of our sustainability practices to inform their future engagement with our company, products, and securities. Any failure to achieve our sustainability goals, including those aimed to reduce our impact on, improve or preserve the environment, or the perception (whether or not valid) that we have failed to act responsibly with respect to such matters or to effectively respond to new legal or regulatory requirements regarding climate change, could adversely affect our business and reputation, including the loss of customers or business opportunities and legal or regulatory proceedings.
Our inability to attract and retain key personnel could adversely impact our business.
We must attract, hire, retain and develop effective leaders and a highly skilled and diverse global workforce. We are experiencing an increasingly tight and competitive labor market and, should conditions worsen, we could experience greater turnover. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs over time, such as increased overtime to meet demand, and increased wages to attract and retain employees. Additionally, with our rapidly changing environment, it is critical to ensure we have the right skills, capabilities and experience needed to respond to evolving consumer and customer needs. Failure to attract and develop personnel with key emerging capabilities could disrupt our institutional knowledge base and erode our competitiveness.
Marketing and Competition
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

9	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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
Our ability to develop new products is affected by whether we can successfully anticipate consumer needs and preferences, develop and fund technological innovations, and receive and maintain necessary patent and trademark protection. In addition, we incur substantial development and marketing costs in introducing new and improved products and technologies. The introduction of a new consumer product (whether improved or newly developed) usually requires substantial expenditures for advertising and marketing to gain recognition in the marketplace. If a product gains consumer acceptance, it normally requires continued advertising and promotional support to maintain its relative market position. Some of our competitors may spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions. We may not be successful in developing new or improved products and technologies necessary to compete successfully in the industry, and we may not be successful in advertising, marketing, timely launching and selling our products, including through the use of digital and social media. Also, if we fail to perfect or successfully assert our intellectual property rights, we may be less competitive, which could adversely affect our business, financial results and financial condition.
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
As a global company, we are subject to a wide variety of laws and governmental regulations across all of the countries in which we do business, including laws and regulations involving marketing, antitrust, anti-bribery or anti-corruption, data privacy, product liability, product composition or formulation, packaging content or corporate responsibility after consumer purchase, environmental impact, intellectual property, employment, healthcare, tax or other matters.
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

10	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if they prevail, the amount of our recovery.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBERSECURITY
Risk Management and Strategy
We have implemented a cybersecurity program to assess, identify, and manage risks from cybersecurity threats. Our efforts are designed to maintain the confidentiality, integrity, and availability of our information and operational technology systems and the data stored on those systems. The program includes:
•periodic risk assessments to identify and assess cybersecurity risks and vulnerabilities in our information technology systems;
•security event monitoring, management, and incident response;
•third party engagements to perform periodic penetration testing and reviews of program maturity based on the National Institute of Standards and Technology ("NIST") cybersecurity framework;
•reviews by our internal audit team of the effectiveness of information technology-related internal controls;
•cybersecurity risk assessments of our third-party vendors; and
•employee training, including regular phishing simulations.
The program is continually adapting to the evolving threat landscape and technology developments.
Cybersecurity risk management is included within our overall enterprise risk management program which is overseen by our Global Risk Oversight Committee (“GROC”). The GROC is composed of executive officers and other senior leaders and coordinates with other risk assurance functions, including internal audit and compliance. The GROC receives regular briefings concerning cybersecurity risks and risk management processes.
Additional information on cybersecurity risks we face is discussed in Item 1A, "Risk Factors,” which should be read in conjunction with the information in this section.
Internal Cybersecurity Team
Our Chief Information Security Officer (“CISO”) oversees a team with extensive cybersecurity knowledge and experience. The team is responsible for:
•leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes;
•incident response and operational activities, including identifying and initiating updates to systems which require patching, vulnerability management strategy, red teaming, network security configurations and security architecture;

11	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

•oversight of third parties engaged to assist in our cybersecurity risk management, along with third parties’ vendors; and
•legal and regulatory compliance.
Our CISO reports to our Chief Digital and Technology Officer (“CDTO”), an executive officer, who provides management of cybersecurity risks, reviews operational metrics and performs other relevant activities related to the cybersecurity function.
Security Policy and Requirements
As part of our overall risk management program, we have adopted our Information Security Policy which details the overall risk-based framework and governance for the management and security of our information technology assets and information. The policy applies to everyone who accesses our data or information resources and all of our information systems and resources, including third parties we engage. Our program aligns with the NIST cybersecurity framework.
Material Cyber Risks, Threats and Incidents
We actively monitor the evolving cybersecurity and geopolitical landscapes that could result in new or increased cybersecurity threat including geopolitical events such as the Russia invasion of Ukraine in March 2022.
As a global company serving consumers in more than 175 countries and territories, we routinely experience a wide variety of cybersecurity incidents. However, we have not experienced a cybersecurity incident that has materially affected or is reasonably likely to materially affect our business strategy, results of operation or financial condition. For a more detailed discussion of the risks we face, see Item 1A, "Risk Factors."
Incident Response
We have adopted a cybersecurity incident response plan that is designed to provide a framework across all functions for a coordinated identification and response to security incidents. The plan specifies the process for identifying, validating, classifying, documenting, and responding to cybersecurity events as well as determining whether reporting of an event is appropriate under regulatory standards. The plan also includes a materiality assessment framework that sets forth procedures to support our assessment of whether a security incident is “material” under the federal securities laws. Internal reporting and escalation protocols are in place to ensure the involvement of the CISO, other senior leaders, and the Audit Committee, as appropriate. Under the plan, we regularly conduct tabletop exercises to test our preparedness and our incident response process, and we provide ongoing training.
Governance
Our Board of Directors has delegated to the Audit Committee oversight responsibility of our risk management program, including cybersecurity, business continuity, IT operational resilience, and data privacy. The Audit Committee receives quarterly reports from our CDTO and our CISO covering cybersecurity risks, strategic programs for managing cybersecurity risk, emerging trends and operational and policy compliance metrics.
At the management level, our cybersecurity program is led by our CDTO and our CISO. Our CDTO has served in various information technology roles for over 26 years, including as Chief Digital and Technology Officer of Kimberly-Clark and as Executive Vice President and Chief Digital Officer of Toyota Motors North America, Inc. Our CISO has served as a chief information security officer or equivalent role at large public and private companies for over 16 years. Our CISO also has several information technology-related certifications, including the Certified Information Systems Security Professional ("CISSP") certification. Our CISO reports to our CDTO, who in turn regularly reports to our Chairman of the Board and Chief Executive Officer. We have protocols by which certain cybersecurity incidents are reported promptly to the Chairman of the Board and Chief Executive Officer, or the Audit Committee, as appropriate.

12	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

ITEM 2.    PROPERTIES
As of December 31, 2023, we own or lease:
•our principal executive office located in the Dallas, Texas metropolitan area;
•five operating segment and geographic headquarters at three U.S. and two international locations; and
•four global business service centers at one U.S. and three international locations.
The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
North America (in 14 states in the U.S.)	28
Outside North America	54
Total (in 33 countries)	82
Many of these facilities produce multiple products, some across multiple segments. Consumer tissue and K-C Professional products are produced in 47 facilities and personal care products are produced in 48 facilities. We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained.
ITEM 3.    LEGAL PROCEEDINGS
See Item 8, Note 11 to the consolidated financial statements, which is incorporated in this Item 3 by reference, for information on legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

13	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 8, 2024, together with certain biographical information, are as follows:
Ehab Abou-Oaf, 57, was elected President of K-C Professional in 2022. He is responsible for our global business to business operations which provide a deep range of essential commercial products and services, including tissue and surface wipers, skin care, safety and do-it-yourself products. Previously, he served as Vice President, Middle East & Africa since 2020. Mr. Abouf-Oaf joined Kimberly-Clark from Mars, Inc., a manufacturer of confectionery, pet food, and other food products, where he had a number of positions with increasing responsibility over 19 years, including Regional President, Asia, Middle East & Africa Confectionery from 2017 to 2019 and Regional President, Asia Pacific, Middle East & Northern Africa Chocolate from 2016 to 2017. Prior to joining Mars, he spent ten years with The Procter & Gamble Company in packaging, product development and marketing roles. He also serves on the board of trustees of the American University in Cairo and on the board of directors of the Singapore American School.
Doug Cunningham, 52, was elected President, K-C Europe, Middle East & Africa ("EMEA") in 2021. He is responsible for our consumer business in our EMEA region. Prior to that, he served as Vice President and Managing Director, Australia & New Zealand since 2019. Mr. Cunningham joined Kimberly-Clark from Johnson & Johnson, a health care products company, where he served in multiple roles across Asia Pacific, North America and Africa, most recently as Managing Director, Johnson & Johnson Pacific.

Tamera Fenske, 45, was elected Senior Vice President and Chief Supply Chain Officer in 2022. She is responsible for procurement, manufacturing, logistics, transportation, safety and sustainability, as well as our global nonwovens division. Ms. Fenske joined Kimberly-Clark from 3M Company where she served in multiple roles of increasing responsibility, most recently as Senior Vice President, U.S. and Canada Manufacturing and Supply Chain from February 2022 to September 2022, Senior Vice President Global Operations, Transportation & Electronics Business Group (TEBG) from 2021 to February 2022, Vice President of Global Operations, TEBG, from 2020 to 2021, Mfg/SC/LSS Vice President from 2018 to 2020, and Customer Value Stream Vice President from 2016 to 2018.
Zackery Hicks, 60, was elected Chief Digital and Technology Officer in 2022. He is responsible for all aspects of our information technology and digital functions, including building brands and creating differentiated capability. Mr. Hicks joined Kimberly-Clark from Toyota Motors North America, Inc., a subsidiary of Toyota Motor Corporation, a multinational automotive manufacturer, where he served as Executive Vice President and Chief Digital Officer since April 2018, and held roles of increasing responsibility with Toyota since 1996, including CEO and President of Toyota Connected North America. He also serves on the board of directors of Signet Jewelers Ltd.
Michael D. Hsu, 59, has served as Chairman of the Board since January 2020 and as Chief Executive Officer since January 2019. Prior to that, he served as President and Chief Operating Officer since 2017, where he was responsible for the day-to-day operations of our business units, along with our global innovation, marketing and supply chain functions. He served as Group President, K-C North America from 2013 to 2016, where he was responsible for our consumer business in North America, as well as leading the development of new business strategies for global nonwovens. From 2012 to 2013, his title was Group President, North America Consumer Products. He has been a director of Kimberly-Clark since 2017. Prior to joining Kimberly-Clark, Mr. Hsu served as Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010 to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company.
Sandra R.A. Karrmann, 58, was elected Senior Vice President and Chief Human Resources Officer in 2020. She is responsible for the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, inclusion, equity and diversity, organizational effectiveness and labor/employee relations. Ms. Karrmann joined Kimberly-Clark from Tenet Healthcare Corporation, a diversified healthcare services company, where she served as Executive Vice President and Chief Human Resources Officer since 2019 and Senior Vice President and Chief Human Resources Officer since 2017. Prior to joining Tenet, she served as Senior Vice President and Chief Human Resources Officer for United Surgical Partners International, which operates surgical facilities, since 2013.

14	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Alison Lewis, 56, was elected Chief Growth Officer in 2019. Ms. Lewis joined Kimberly-Clark from Johnson & Johnson, where she served as Chief Marketing Officer of the Global Consumer business since 2013. Prior to her role at Johnson & Johnson, Ms. Lewis served as Chief Marketing Officer, Senior Vice President, North America at The Coca-Cola Company.
Robert Long, 66, was elected Chief Research and Development Officer in 2021. He has global responsibility for our research and development, quality and regulatory functions, and is charged with accelerating growth through innovation that addresses opportunities to elevate Kimberly-Clark’s trusted brands. Mr. Long joined Kimberly-Clark from the Coca-Cola Company where he served in multiple roles of increasing responsibility, most recently as Senior Vice President for Global R&D and Chief Innovation Officer from 2016 to 2021.
Grant B. McGee, 43, was elected Senior Vice President and General Counsel in February 2024. Mr. McGee rejoined Kimberly-Clark from American Airlines, where he served as Vice President, Deputy General Counsel and Corporate Secretary from 2022 to February 2024. From 2015 to 2022, Mr. McGee served in various roles of increasing responsibility at Kimberly-Clark, most recently as Vice President and Senior Deputy General Counsel.
Jeffrey Melucci, 53, was elected Chief Business and Transformation Officer in January 2024. From November 2020 to January 2024, he served as Chief Business Development and Legal Officer, from April 2020 to November 2020, he served as Senior Vice President, Business Development and General Counsel and from September 2017 to April 2020, he served as Senior Vice President - General Counsel. From January 2017 to September 2017, he served as Vice President, Senior Deputy General Counsel and General Counsel of Kimberly-Clark’s Global Operations. From 2013 to 2017, he served as Vice President and Deputy General Counsel. He also served as Chief Transformation Officer from November 2020 to October 2021, Corporate Secretary from 2014 to 2017 and General Counsel of Kimberly-Clark International from 2013 to 2016. Mr. Melucci joined Kimberly-Clark from General Electric, where he served in multiple roles of increasing responsibility, most recently as General Counsel - Aviation Systems and Aviation Business Development.
Paula S. Vaz Ramos, 44, was elected Chief Strategy and Transformation Officer in October 2021. From March 2021 to October 2021 she served as Chief Strategy Officer. She has global responsibility for our enterprise strategy and transformation activities. Ms. Ramos joined Kimberly-Clark from McKinsey & Company where she served in multiple roles of increasing responsibility over 18 years, most recently as a Partner.
Russell Torres, 52, was elected Group President, K-C North America in 2021. He is responsible for our consumer business in North America. From 2020 to 2021, he served as President of K-C Professional. Mr. Torres joined Kimberly-Clark from Newell Brands Inc., a consumer goods company, where he served as Group President since 2018 and as Chief Transformation Officer from 2016 to 2018. Prior to joining Newell Brands, Mr. Torres was a partner at Bain & Company from 2013 to 2016. Prior to that, Mr. Torres served as a senior executive at Mondelēz International in its North America Business Unit from 2011 to 2013.
Nelson Urdaneta, 51, was elected Senior Vice President and Chief Financial Officer in 2022. Prior to joining Kimberly-Clark, he served as Senior Vice President, Treasurer at Mondelēz International since September 2021. Mr. Urdaneta joined Mondelēz in 2005 and served in multiple roles of increasing responsibility, including Senior Vice President, Corporate Controller and Chief Accounting Officer and Vice President Finance, Asia Pacific. Prior to joining Mondelēz, he was the Director, Financial Planning and Analysis at Ryder System, Inc.
Gonzalo Uribe, 52, was elected President, K-C Latin America in 2020. He is responsible for our consumer business in our Latin America region. From 2018 to 2020 he served as Vice President, North Latin America and from 2017 to 2018 he served as Vice President, Andean Region. Mr. Uribe joined Kimberly-Clark from Mondelēz International, where he served in multiple roles of increasing responsibility, most recently as Western Andean, Central America and Caribbean General Manager.
Tristram Wilkinson, 55, was elected President, K-C Asia Pacific in 2021. He is responsible for our consumer business in our Asia Pacific region. From 2018 to 2021, he served as President, K-C EMEA. From 2016 to 2018, he served as Vice President and Managing Director, Central & Eastern Europe. Prior to that, Mr. Wilkinson held a number of positions of increasing responsibility within our EMEA operations, including Vice President and Managing Director, United Kingdom & Ireland. Mr. Wilkinson joined Kimberly-Clark in 1995.

15	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
As of January 31, 2024, we had 16,019 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2023, we repurchased 1.8 million shares of our common stock at a cost of $225 through a broker in the open market.
The following table contains information for shares repurchased during the fourth quarter of 2023. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2023)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1 to October 31	135,225	$119.78	39,963,754	40,036,246
November 1	12,292	119.39	39,976,046	40,000,000
November 1 to November 30	507,399	121.25	507,399	39,492,601
December 1 to December 31	396,139	121.15	903,538	39,096,462
Total	1,051,055
(a)Share repurchases were made pursuant to share repurchase programs authorized by our Board of Directors on November 13, 2014 (the "2014 Program") and January 22, 2021 (the "2021 Program"). The 2014 Program allowed for the repurchase of 40 million shares in an amount not to exceed $5 billion, and the 2021 Program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion. Purchases on November 1 of 12,292 shares exhausted the 2014 Program's $5 billion limit and, as a result, that program has expired. All remaining purchases in the fourth quarter of 2023 were made pursuant to the 2021 Program.
(b)Includes shares under both the 2014 Program (through November 1, 2023), and the 2021 Program.

ITEM 6.    SELECTED FINANCIAL DATA
Intentionally Omitted

16	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and prospects. This discussion and analysis compares 2023 results to 2022. For a discussion that compares our 2022 results to 2021, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2022 Annual Report on Form 10-K. The reference to "N.M." indicates that the calculation is not meaningful. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling prices on net sales. Changes in foreign currency exchange rates, acquisitions and exited businesses also impact the year-over-year change in net sales. Revenue growth management is used to describe our capability that helps optimize our consumer value proposition and thereby maximize our brands' revenue potential with consumer-centric insights. It focuses on strategic pricing decisions, price pack architecture, managing our product mix, trade promotion activity and trading terms. Dollar amounts are reported in millions, except per share dollar amounts, unless otherwise noted.
The following will be discussed and analyzed:
•Overview of Business
•Overview of 2023 Results
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:
•Sale of Brazil tissue and K-C Professional business - In 2023, we recognized a net benefit related to the sale of our Brazil tissue and K-C Professional business. See Item 8, Note 3 to the consolidated financial statements for details.
•Impairment of intangible assets - In 2023, we recognized charges related to the impairment of certain intangible assets related to Softex Indonesia and Thinx. See Item 8, Note 4 to the consolidated financial statements for details.
•Pension settlements - In 2023 and 2022, pension settlement charges were recognized related to lump-sum distributions from pension plan assets exceeding the total of annual service and interest costs resulting in a recognition of deferred actuarial losses.

17	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

•Acquisition of controlling interest in Thinx – In the first quarter of 2022, we increased our investment in Thinx. As a result of this transaction, a net benefit was recognized, primarily due to the non-recurring, non-cash gain recognized related to the remeasurement of the carrying value of our previously held equity investment to fair value, partially offset by transaction and integration costs. See Item 8, Note 3 to the consolidated financial statements for details.
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
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx, an industry leader in the reusable period and incontinence underwear category, for total consideration of $181 consisting of cash of $53, the fair value of our previously held equity investment of $127, and certain share-based award costs of $1. In the first quarter of 2023, we delivered a redemption notice to the third-party minority owner with respect to a portion of the remaining common securities of Thinx. This redemption closed in the second quarter of 2023, and we acquired additional ownership of Thinx for $48, increasing our ownership in Thinx to 70 percent. As part of the completion of a negotiated final redemption, we acquired the remaining 30 percent ownership of Thinx for $47 in the fourth quarter of 2023. As the purchase of additional ownership in an already controlled subsidiary represents an equity transaction, no gain or loss was recognized in consolidated net income or comprehensive income. See Item 8, Note 3 to the consolidated financial statements for details.
On June 1, 2023, we completed the sale transaction, announced on October 24, 2022, of our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $212, including the base purchase price of $175 and working capital and other closing adjustments of $37. This transaction also included a licensing agreement to allow the acquirer to manufacture and market in Brazil the Kleenex, Scott and Wypall brands to consumers and away-from-home customers for a period of time. The assets included in the sale agreement were reclassified to Other current assets as of December 31, 2022, and upon closure of the transaction, a gain of $74 pre-tax was recognized in Other (income) and expense, net. We incurred divestiture-related costs of $30 pre-tax, which were recorded in Cost of products sold and Marketing, research and general expenses, resulting in a net benefit of $44 pre-tax ($26 after tax).
Overview of 2023 Results
•Net sales of $20.4 billion increased 1 percent. Organic sales increased 5 percent, while changes in foreign currency exchange rates decreased sales by 3 percent and exited business decreased sales by 1 percent.
•In North America, organic sales increased 4 percent in consumer products and increased 8 percent in K-C Professional.
•Outside North America, organic sales increased 5 percent in D&E Markets and increased 4 percent in Developed Markets.
•Operating Profit and Net Income Attributable to Kimberly-Clark were $2,344 and $1,764 in 2023, respectively.
•Diluted earnings per share were $5.21 in 2023 compared to $5.72 in 2022. Results in 2023 include the net benefit related to the sale of the Brazil tissue and K-C Professional business of $0.08, charges related to the impairment of intangible assets of $1.36 and pension settlement charges of $0.08. Results in 2022 include a net benefit of $0.20 associated with the acquisition of Thinx, primarily due to the non-recurring, non-cash gain recognized related to the

18	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

remeasurement of the carrying value of our previously held equity investment to fair value, partially offset by transaction and integration costs, and pension settlement charges of $0.12.
•We continue to focus on generating cash flow and allocating capital to shareholders. Cash provided by operations was $3.5 billion in 2023. We raised our dividend in 2023 by 2 percent, the 51st consecutive annual increase in our dividend. Altogether, share repurchases and dividends in 2023 amounted to $1.8 billion.
In 2024, we plan to continue to execute our strategies for long-term success which include delivering balanced, sustainable growth by growing our brands in-line with or ahead of category growth, leveraging our cost and financial discipline to fund growth and improve margins, and allocating capital in value-creating ways. Our growth strategy is built on two pillars. Elevate our core business is our first pillar and is driven by delivering value-added innovations and driving category opportunities. Expanding our markets is our second pillar and emphasizes Personal Care. Both strategies are enabled by our focus on accelerating and investing in our commercial capabilities through digital marketing, revenue growth management, consumer-inspired innovation and strong in-market execution.
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
COVID-19 - The macro business environment has experienced unprecedented volatility in recent years reflecting the effects of the global COVID-19 pandemic on supply and demand dynamics. We have seen stabilization in demand across all of our business segments during 2022 and 2023, and we expect this trend to continue.
The pandemic significantly disrupted supply chains across the globe, primarily due to the very significant fluctuations in demand and related transportation and labor supply issues. Resulting supply shortages led to record levels of inflation in commodities and other costs. During 2023, inflation slowed, but costs remain elevated across many categories of our raw materials, labor, energy and other input costs, as well as transportation costs, and we expect that these elevated levels could persist in 2024, although at a decreasing rate of inflation compared to the prior fiscal year.
Additionally, consumer purchasing power has generally been impacted negatively by the inflation driven by the effects of the pandemic which can impact consumer purchasing patterns.
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

19	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Pricing - Our net sales growth and profitability may be affected as we adjust prices to address market conditions. We adjust our product prices based on a number of variables including demand, the competitive environment, technological improvements, product innovations and changes in our raw material, distribution, energy and other input costs. In 2022 and early 2023, certain price increases were in response to continuing inflation related to the ongoing impacts of the COVID-19 pandemic and other market conditions, including the war in Ukraine. In 2024, we anticipate that challenging market conditions, including those related to inflation and foreign currency exchange rate fluctuations, may continue to impact pricing. Price changes may affect net sales, earnings and market share in the near term as the market adjusts to new pricing and other market conditions.
Operating Costs - Our operating costs include raw materials, labor, selling, general and administrative expenses, general business taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, and pricing actions. To remain competitive on our operating structure, we continue to work on programs to expand our profitability. While some costs moderated in 2023, they still remained elevated and our results were impacted by increased costs, particularly for pulp, resin, distribution, labor and energy, primarily related to COVID-19 pandemic driven effects and the effect of the war in Ukraine. In 2024, we expect that increased costs will continue to affect us, although at a decreasing rate of inflation compared to the prior fiscal year.
Evolving Consumer Product and Shopping Preferences - The retail landscape in many of our markets continues to evolve due to the rapid growth of e-commerce retailers, changing consumer preferences (as consumers increasingly shop online) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. Changing consumer preferences also include increased concerns in regard to post-consumer waste and packaging materials and their impact on environmental sustainability. If we experience lower sales due to changes in consumer demand for our products, our earnings could decrease. We believe our strategic growth focus, sustainability initiatives, innovation pipeline and continued investment in e-commerce capabilities has us well positioned relative to these changing dynamics.
Volatility of Global Markets - Our growth strategy depends in part on our ability to expand our operations, including in D&E Markets. Some D&E Markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions. Volatility in these markets affects our production costs and the demand for our products and may impact our supply chain and distribution networks. Volatility in global consumer demand, commodity costs and foreign currency exchange rates increased significantly over the past few years and is expected to continue in the near term.
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
War in Ukraine - Beginning in March 2022, we have implemented significant adjustments to our business in Russia. We have substantially curtailed media, advertising and promotional activity and suspended capital investments in our sole manufacturing facility in Russia. Consistent with the humanitarian nature of our products, we manufacture and sell only essential items in Russia, such as baby diapers and feminine pads, which are critical to the health and hygiene of women, girls and babies. Our Russia business has represented approximately 1 to 2 percent of our net global sales, operating profit and total assets. Our ability to continue our operations in Russia may change as the situation evolves. Our business in Russia is experiencing increased input costs, supply chain complexities, reduced consumer demand, restricted access to raw materials and production assets, and restricted access to financial institutions, as well as increased supply chain, professional services, monetary, currency, trade and payment/investment sanctions and related controls. We are actively monitoring the situation, and as the business, geopolitical and regulatory environment concerning Russia evolves, we may not be able to sustain the limited manufacture and sale of our products, and our assets may be partially or fully impaired. We are also monitoring the increased risk of cyber-based attacks as a result of the war in Ukraine and have implemented additional cybersecurity measures designed to address the evolving threat landscape.

20	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Results of Operations and Related Information
This section presents a discussion and analysis of net sales, operating profit and other information relevant to an understanding of 2023 results of operations.
Consolidated

Selected Financial Results	Year Ended December 31
	2023	2022	Change 2023 vs. 2022
Net Sales:
North America	$11,132	$10,663	+4%
Outside North America	9,552	9,799	-3%
Intergeographic sales	(253)	(287)	-12%
Total Net Sales	20,431	20,175	+1%
Operating Profit:
North America	2,475	2,071	+20%
Outside North America	1,056	979	+8%
Corporate & Other(a)	(1,118)	(412)	N.M.
Other (income) and expense, net(a)	69	(43)	N.M.
Total Operating Profit	2,344	2,681	-13%
Provision for income taxes	(453)	(495)	-8%
Share of net income of equity companies	196	116	+69%
Net Income Attributable to Kimberly-Clark Corporation	1,764	1,934	-9%
Diluted Earnings per Share	5.21	5.72	-9%
(a)    Corporate & Other and Other (income) and expense, net includes income and expenses not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Twelve Months Ended December 31, 2023
	As Reported	Sale of Brazil Tissue and K-C Professional Business	Impairment of Intangible Assets	Pension Settlements	As Adjusted Non-GAAP
Cost of products sold	$13,399	$15	$—	$—	$13,384
Gross Profit	7,032	(15)	—	—	7,047
Marketing, research and general expenses	3,961	15	—	—	3,946
Impairment of intangible assets	658	—	658	—	—
Other (income) and expense, net	69	(74)	—	—	143
Operating Profit	2,344	44	(658)	—	2,958
Nonoperating expense	(96)	—	—	(35)	(61)
Provision for income taxes	(453)	(18)	175	9	(619)
Effective tax rate	22.4%	—	—	—	23.2%
Net income attributable to noncontrolling interests	—	—	20	—	(20)
Net Income Attributable to Kimberly-Clark Corporation	1,764	26	(463)	(26)	2,227
Diluted Earnings per Share(a)	5.21	0.08	(1.36)	(0.08)	6.57

21	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

	Twelve Months Ended December 31, 2022
	As Reported	Acquisition of Controlling Interest in Thinx	Pension Settlements	As Adjusted Non-GAAP
Marketing, research and general expenses	$3,581	$21	$—	$3,560
Other (income) and expense, net	(43)	(85)	—	42
Operating Profit	2,681	64	—	2,617
Nonoperating expense	(73)	—	(52)	(21)
Provision for income taxes	(495)	4	13	(512)
Effective tax rate	21.2%	—	—	22.0%
Net Income Attributable to Kimberly-Clark Corporation	1,934	68	(39)	1,905
Diluted Earnings per Share(a)	5.72	0.20	(0.12)	5.63
(a)    "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.
Analysis of Consolidated Results

Percent Change in Net Sales 2023 vs. 2022	Volume	Net Price	Mix/Other	Exited Business(e)	Currency	Total(a)	Organic(b)
Consolidated	(2)	6	1	(1)	(3)	1	5
North America	—	4	—	—	—	5	5
Developed & Emerging	(5)	8	2	(2)	(8)	(6)	5
Developed Markets	(6)	9	1	—	(1)	3	4

Percent Change in Adjusted Operating Profit 2023 vs. 2022	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Twelve months ended	(6)	49	(2)	12	(5)	(35)	13
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

Net sales of $20.4 billion increased 1 percent compared to the year ago period. Operating profit was $2,344 in 2023 and $2,681 in 2022. Adjusted operating profit was $2,958 in 2023 and $2,617 in 2022. Results benefited from higher net selling prices, $325 of cost savings from our FORCE program, and improved product mix, partially offset by higher marketing, research and general expenses, unfavorable foreign currency effects, higher other manufacturing costs, lower volumes and higher input costs.
Other (income) and expense, net was $69 of expense in 2023, which primarily reflected unfavorable foreign currency effects, including highly inflationary accounting adjustments, partially offset by the gain on the sale of the Brazil tissue and K-C Professional business. Other (income) and expense, net was $43 of income in 2022, which primarily reflected the non-recurring, non-cash gain recognized upon the acquisition of a controlling interest in Thinx related to the remeasurement of the carrying value of our previously held equity investment to fair value. Adjusted other (income) and expense, net was $143 and $42 of expense in 2023 and 2022, respectively.
The effective tax rate was 22.4 percent in 2023 compared to the effective tax rate of 21.2 percent in 2022. The adjusted effective tax rate was 23.2 percent in 2023 compared to 22.0 percent in 2022.

22	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Our share of net income of equity companies was $196 in 2023 and $116 in 2022. Kimberly-Clark de Mexico, S.A.B. de C.V. results in 2023 benefited from favorable foreign currency effects, higher net selling prices and cost savings, partially offset by higher input costs and general and administrative expenses.

Diluted earnings per share were $5.21 in 2023 and $5.72 in 2022. Adjusted earnings per share of $6.57 in 2023 increased 17 percent compared to $5.63 in 2022. The increase was primarily driven by higher adjusted operating profit and improved net income from our equity companies.
Business Segments
Personal Care

	2023	2022		2023	2022
Net Sales	$10,691	$10,622	Operating Profit	$1,890	$1,787

Percent Change in Net Sales 2023 vs. 2022	Volume	Net Price	Mix/Other	Currency	Total(a)	Organic(b)
Total Personal Care	(1)	5	1	(5)	1	5
North America	1	2	—	—	4	4
D&E Markets	(4)	9	2	(11)	(4)	7
Developed Markets	(5)	6	1	(2)	—	3

Percent Change in Operating Profit 2023 vs. 2022	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Twelve months ended	(1)	31	(3)	8	(6)	(23)	6
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
Net sales of $10.7 billion increased 1 percent compared to the year ago period, while organic sales increased 5 percent driven by changes in net selling prices and product mix of 5 percent and 1 percent, respectively, partially offset by lower volumes of approximately 1 percent. Changes in foreign currency exchange rates decreased sales by approximately 5 percent. Changes in net selling prices and foreign currency exchange rates for D&E Markets were primarily driven by highly inflationary economies.
Operating profit of $1,890 increased 6 percent. Results benefited from higher net selling prices, cost savings and improved product mix, partially offset by higher marketing research and general expenses and unfavorable foreign currency effects.

23	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Consumer Tissue

	2023	2022		2023	2022
Net Sales	$6,290	$6,243	Operating Profit	$976	$806

Percent Change in Net Sales 2023 vs. 2022	Volume	Net Price	Mix/Other	Exited Business(e)	Currency	Total(a)	Organic(b)
Total Consumer Tissue	(3)	6	—	(2)	(1)	1	3
North America	—	5	—	—	—	5	5
D&E Markets	(9)	7	—	(8)	(3)	(13)	(2)
Developed Markets	(5)	9	—	—	(1)	4	4

Percent Change in Operating Profit 2023 vs. 2022	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Twelve months ended	(7)	48	(8)	14	—	(26)	21
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
Net sales of $6.3 billion increased 1 percent compared to the year ago period, while organic sales increased 3 percent driven by changes in net selling prices of 6 percent, partially offset by lower volumes of 3 percent. Exited business decreased sales by approximately 2 percent, and changes in foreign currency exchange rates decreased sales by approximately 1 percent.
Operating profit of $976 increased 21 percent. Results benefited from higher net selling prices and cost savings, partially offset by higher other manufacturing costs, higher input costs, lower volumes and higher marketing research and general expenses.
K-C Professional

	2023	2022		2023	2022
Net Sales	$3,404	$3,256	Operating Profit	$665	$457

Percent Change in Net Sales 2023 vs. 2022	Volume	Net Price	Mix/Other	Exited Business(e)	Currency	Total(a)	Organic(b)
Total K-C Professional	(5)	10	1	(1)	(1)	5	7
North America	(2)	9	—	—	—	8	8
D&E Markets	(5)	10	1	(6)	(6)	(5)	6
Developed Markets	(13)	13	4	—	—	4	4

Percent Change in Operating Profit 2023 vs. 2022	Volume	Net Price	Input Costs	Cost Savings(c)	Currency Translation	Other(d)	Total
Twelve months ended	(14)	73	10	13	(3)	(33)	46
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
(e)    Impact of the sale of Brazil tissue and K-C Professional business.

24	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Net sales of $3.4 billion increased 5 percent compared to the year ago period, while organic sales increased 7 percent driven by changes in net selling prices and product mix of 10 percent and 1 percent, respectively, partially offset by lower volumes of 5 percent. The decrease in volumes primarily reflected expected elasticity from pricing actions. Exited business decreased sales by 1 percent, and changes in foreign currency exchange rates decreased sales by 1 percent.
Operating profit of $665 increased 46 percent. Results benefited from higher net selling prices, cost savings and lower input costs, partially offset by lower volumes, higher other manufacturing costs, higher marketing research and general expenses and unfavorable foreign currency effects.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $3,542 in 2023 compared to $2,733 in 2022. The increase was driven by the increase in operating profit, excluding the effect of non-cash charges, and improvements in working capital.
Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2024	2025	2026	2027	2028	2029+
Long-term debt	$7,993	$566	$559	$403	$601	$698	$5,166
Interest payments on long-term debt	3,118	289	276	254	247	224	1,828
Operating lease liabilities	519	145	128	110	64	27	45
Unconditional purchase obligations	3,042	1,528	1,029	227	227	13	18
Open purchase orders	1,285	1,133	131	12	5	2	2
Total contractual obligations	$15,957	$3,661	$2,123	$1,006	$1,144	$964	$7,059
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
The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:
•We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute approximately $20 to these plans in 2024.
•Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations of approximately $50 through 2033.
•Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.
Investing
Our capital spending was $766 in 2023 and $876 in 2022. Proceeds from asset and business dispositions of $245 primarily reflected the sale of our Brazil tissue and K-C Professional business. Acquisition of business, net of cash acquired of $46 in 2022 reflected the acquisition of a controlling interest of Thinx. We expect capital spending to be approximately $900 in 2024.
Financing
We issue long-term debt in the public market periodically. Proceeds from the offerings are used for general corporate purposes, including repayment of maturing debt or outstanding commercial paper indebtedness. See Item 8, Note 6 to the consolidated financial statements for details.

25	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $2 as of December 31, 2023 (included in debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the twelve months ended December 31, 2023 was $139. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
At December 31, 2023, total debt was $8.0 billion compared to $8.4 billion at December 31, 2022.
In 2023, Cash paid for redemption of common securities of Thinx of $95 was to acquire the remaining ownership of Thinx. See Item 8, Note 3 to the consolidated financial statements for details.
We maintain a $2.0 billion revolving credit facility which expires in June 2028 and a $750 revolving credit facility which expires in May 2024.  These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
In October 2021, members of the Organization for Economic Co-operation and Development/G20 Inclusive Framework on Base Erosion and Profit Shifting Project (“Inclusive Framework”) agreed to a two-pillar solution to reform the international tax framework to realign international taxation with economic activities and value creation. Inclusive Framework members agreed to a coordinated system of Global anti-Base Erosion rules, referred to as Pillar 2, that are designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. Many countries have formally implemented Pillar 2, and several other countries have draft legislation to implement this framework. We do not expect Pillar 2 current and proposed legislation to materially impact our effective tax rate or cash flows. We will continue to monitor and evaluate new legislation and guidance, which could change our current assessment.
The United Kingdom’s Financial Conduct Authority, which regulated the London Interbank Offered Rate (“LIBOR”), has completed its phase out of LIBOR as of June 30, 2023. The effect of the elimination of LIBOR was not material.
We paid $1.6 billion in dividends in 2023. The Board of Directors approved a dividend increase of 3.4 percent for 2024. We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2023, we repurchased 1.8 million shares of our common stock at a cost of $225 through a broker in the open market.
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

26	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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
As of December 31, 2023, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $1.0 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, and whether such accumulated actuarial losses at each measurement date exceed the "corridor" as required. If the expected long-term rate of return on assets for the Principal Plans were lowered by 0.25 percent, the impact on annual pension expense would not be material in 2024.
•Discount rate. The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation at December 31, 2023 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the United Kingdom plan, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. If the discount rate assumptions for these same plans were reduced by 0.25 percent, the increase in annual pension expense would not be material in 2024, and the December 31, 2023 pension liability would increase by about $60.
•Other assumptions. There are a number of other assumptions involved in the calculation of pension expense and benefit obligations, primarily related to participant demographics and benefit elections.

27	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Pension expense for defined benefit pension plans is estimated to approximate $50 in 2024. Pension expense beyond 2024 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered participants in the plans.
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. Changes in significant assumptions could affect the consolidated expense and benefit obligations, particularly the discount rate used to calculate the obligations and the health care cost trend rate:
•Discount rate. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above, and the methodology for each country is the same as the methodology used to determine the discount rate for that country's pension obligation. If the discount rate assumptions for these plans were reduced by 0.25 percent, the impact to 2024 other postretirement benefit expense and the increase in the December 31, 2023 benefit liability would not be material.
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
•Undistributed earnings. As of December 31, 2023, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $7.2 billion. Earnings of $3.3 billion were previously subject to U.S. federal income tax. Any additional taxes due with respect to such previously-taxed foreign earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes. Deferred taxes have been recorded on $0.8 billion of earnings of foreign consolidated subsidiaries expected to be repatriated. We do not intend to distribute the remaining $2.5 billion of previously-taxed foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. state income taxes on such earnings. We consider any excess of the amount for financial reporting over tax basis in our foreign subsidiaries to be indefinitely reinvested. The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the $2.5 billion of previously-taxed foreign earnings is not practicable.
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

28	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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
Our related accounting policies, acquisition of Thinx and goodwill and other intangible assets account balances and other intangible asset impairment charges are discussed in Item 8, Notes 1, 3 and 4, respectively, to the consolidated financial statements.
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
For 2023, we completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and we determined that it is more likely than not that the fair value of goodwill significantly exceeds the carrying amount for each of our reporting units.
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
We performed our 2023 impairment assessment of our intangible assets as of the first day of the third quarter, subsequent to the impairments recognized in the second quarter of 2023, and based upon a qualitative assessment, no additional impairment indicators were found to be present. See Item 8, Note 4 to the consolidated financial statements for details.
New Accounting Standards
See Item 8, Note 1 to the consolidated financial statements for a description of recent accounting standards and their anticipated effects on our consolidated financial statements.
Forward Looking Statements
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

29	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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
As of December 31, 2023, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would not be material to our consolidated financial position, results of operations or cash flows. This hypothetical loss on transactional exposures is based on the difference between the December 31, 2023 rates and the assumed rates.

30	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Our operations in Argentina ("K-C Argentina") are reported using highly inflationary accounting and their functional currency is the U.S. dollar. Changes in the value of an Argentine peso versus the U.S. dollar applied to our net peso monetary position are recorded in Other (income) and expense, net at the time of the change. As of December 31, 2023, K-C Argentina had an immaterial net peso monetary position and a 10 percent unfavorable change in the exchange rate would not be material.
As of April 1, 2022, we elected to adopt highly inflationary accounting for our operations in Türkiye (“K-C Türkiye”), and their functional currency is also the U.S. dollar. Changes in the value of a Turkish lira versus the U.S. dollar applied to our net lira monetary position are recorded in Other (income) and expense, net at the time of the change. As of December 31, 2023, K-C Türkiye had an immaterial net lira monetary position and a 10 percent unfavorable change in the exchange rate would not be material.
The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10 percent change in the currency exchange rates. As of December 31, 2023, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $600. In the view of management, the above potential UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At December 31, 2023, the long-term debt portfolio was comprised of primarily fixed-rate debt. From time to time, we also hedge the anticipated issuance of fixed-rate debt and those contracts are designated as cash flow hedges.
In order to determine the impact of changes in interest rates on our financial position or future results of operations, we calculated the increase or decrease in the market value of fixed-rate debt using a 10 percent change in current market interest rates and the rates governing these instruments. At December 31, 2023, a 10 percent decrease in interest rates would have increased the fair value of unhedged fixed-rate debt by about $347, which would not have a significant impact on our financial statements as we do not record unhedged fixed-rate debt at fair value.
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

31	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31
(Millions of dollars, except per share amounts)	2023	2022	2021
Net Sales	$20,431	$20,175	$19,440
Cost of products sold	13,399	13,956	13,452
Gross Profit	7,032	6,219	5,988
Marketing, research and general expenses	3,961	3,581	3,399
Impairment of intangible assets	658	—	—
Other (income) and expense, net	69	(43)	28
Operating Profit	2,344	2,681	2,561
Nonoperating expense	(96)	(73)	(86)
Interest income	66	14	6
Interest expense	(293)	(282)	(256)
Income Before Income Taxes and Equity Interests	2,021	2,340	2,225
Provision for income taxes	(453)	(495)	(479)
Income Before Equity Interests	1,568	1,845	1,746
Share of net income of equity companies	196	116	98
Net Income	1,764	1,961	1,844
Net income attributable to noncontrolling interests	—	(27)	(30)
Net Income Attributable to Kimberly-Clark Corporation	$1,764	$1,934	$1,814

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$5.22	$5.73	$5.38
Diluted	$5.21	$5.72	$5.35
See notes to the consolidated financial statements.

32	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(Millions of dollars)	2023	2022	2021
Net Income	$1,764	$1,961	$1,844
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	89	(355)	(288)
Employee postretirement benefits	(15)	103	122
Cash flow hedges and other	12	(185)	84
Total Other Comprehensive Income (Loss), Net of Tax	86	(437)	(82)
Comprehensive Income	1,850	1,524	1,762
Comprehensive income attributable to noncontrolling interests	1	(19)	(15)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$1,851	$1,505	$1,747
See notes to the consolidated financial statements.

33	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
(Millions of dollars)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$1,093	$427
Accounts receivable, net	2,135	2,280
Inventories	1,955	2,269
Other current assets	520	753
Total Current Assets	5,703	5,729
Property, Plant and Equipment, Net	7,913	7,885
Investments in Equity Companies	306	238
Goodwill	2,085	2,074
Other Intangible Assets, Net	197	851
Other Assets	1,140	1,193
TOTAL ASSETS	$17,344	$17,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$567	$844
Trade accounts payable	3,653	3,813
Accrued expenses and other current liabilities	2,316	2,289
Dividends payable	394	388
Total Current Liabilities	6,930	7,334
Long-Term Debt	7,417	7,578
Noncurrent Employee Benefits	669	654
Deferred Income Taxes	374	647
Other Liabilities	860	799
Redeemable Common and Preferred Securities of Subsidiaries	26	258
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at December 31, 2023 and 2022	473	473
Additional paid-in capital	878	679
Common stock held in treasury, at cost - 41.6 and 41.1 million shares at December 31, 2023 and 2022, respectively	(5,222)	(5,137)
Retained earnings	8,368	8,201
Accumulated other comprehensive income (loss)	(3,582)	(3,669)
Total Kimberly-Clark Corporation Stockholders' Equity	915	547
Noncontrolling Interests	153	153
Total Stockholders' Equity	1,068	700
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,344	$17,970
See notes to the consolidated financial statements.

34	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	378,597	$473	$657	39,873	$(4,899)	$7,567	$(3,172)	$243	$869
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,814	—	29	1,843
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(67)	(14)	(81)
Stock-based awards exercised or vested	—	—	(80)	(1,339)	146	—	—	—	66
Shares repurchased	—	—	—	3,228	(430)	—	—	—	(430)
Recognition of stock-based compensation	—	—	26	—	—	—	—	—	26
Dividends declared ($4.56 per share)	—	—	—	—	—	(1,538)	—	(36)	(1,574)
Other	—	—	2	—	—	15	—	1	18
Balance at December 31, 2021	378,597	473	605	41,762	(5,183)	7,858	(3,239)	223	737
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,934	—	38	1,972
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(429)	(9)	(438)
Stock-based awards exercised or vested	—	—	(86)	(1,406)	145	—	—	—	59
Shares repurchased	—	—	—	779	(100)	—	—	—	(100)
Recognition of stock-based compensation	—	—	147	—	—	—	—	—	147
Dividends declared ($4.64 per share)	—	—	—	—	—	(1,566)	—	(98)	(1,664)
Other	—	—	13	—	1	(25)	(1)	(1)	(13)
Balance at December 31, 2022	378,597	473	679	41,135	(5,137)	8,201	(3,669)	153	700
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,764	—	37	1,801
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	87	(3)	84
Stock-based awards exercised or vested	—	—	(70)	(1,327)	140	—	—	—	70
Shares repurchased	—	—	—	1,791	(225)	—	—	—	(225)
Recognition of stock-based compensation	—	—	165	—	—	—	—	—	165
Dividends declared ($4.72 per share)	—	—	—	—	—	(1,594)	—	(35)	(1,629)
Other	—	—	104	—	—	(3)	—	1	102
Balance at December 31, 2023	378,597	$473	$878	41,599	$(5,222)	$8,368	$(3,582)	$153	$1,068
See notes to the consolidated financial statements.

35	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS

	Year Ended December 31
(Millions of dollars)	2023	2022	2021
Operating Activities
Net income	$1,764	$1,961	$1,844
Depreciation and amortization	753	754	766
Asset impairments	676	—	3
Gain on previously held equity investment in Thinx	—	(85)	—
Stock-based compensation	169	150	26
Deferred income taxes	(322)	(57)	(70)
Net (gains) losses on asset and business dispositions	(75)	15	39
Equity companies' earnings (in excess of) less than dividends paid	(59)	6	25
Operating working capital	582	(17)	46
Postretirement benefits	24	(4)	47
Other	30	10	4
Cash Provided by Operations	3,542	2,733	2,730
Investing Activities
Capital spending	(766)	(876)	(1,007)
Acquisition of business, net of cash acquired	—	(46)	—
Proceeds from asset and business dispositions	245	12	43
Investments in time deposits	(720)	(658)	(918)
Maturities of time deposits	815	797	836
Other	8	(14)	(10)
Cash Used for Investing	(418)	(785)	(1,056)
Financing Activities
Cash dividends paid	(1,588)	(1,558)	(1,516)
Change in short-term debt	(371)	261	(97)
Debt proceeds	363	—	605
Debt repayments	(475)	(312)	(269)
Proceeds from exercise of stock options	97	94	65
Acquisitions of common stock for the treasury	(225)	(100)	(400)
Cash paid for redemption of common securities of Thinx	(95)	—	—
Cash dividends paid to noncontrolling interests	(35)	(98)	(36)
Other	(45)	(47)	(48)
Cash Used for Financing	(2,374)	(1,760)	(1,696)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(84)	(31)	(11)
Change in Cash and Cash Equivalents	666	157	(33)
Cash and Cash Equivalents - Beginning of Year	427	270	303
Cash and Cash Equivalents - End of Year	$1,093	$427	$270
See notes to the consolidated financial statements.

36	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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

37	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

projected financial performance, significant changes in the reporting unit and the magnitude of excess fair value over carrying amount from the previous quantitative impairment testing. If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test using discounted cash flows to estimate fair value must be performed. Alternatively, if the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then further quantitative testing is not required. For 2023, we completed the required annual assessment of goodwill for impairment for all of our reporting units using a qualitative assessment as of the first day of the third quarter, and we determined that it is more likely than not that the fair value of goodwill significantly exceeds the carrying amount for each of our reporting units.
Indefinite-lived intangible assets, other than goodwill, consist of certain brand names related to our acquisition of Softex Indonesia and are tested for impairment annually at the same time as our goodwill impairment assessment and whenever events and circumstances indicate that impairment may have occurred. Our estimate of the fair value of our brand assets is based on a discounted cash flow model and a market-based approach using inputs which include projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate. For 2023, we completed the required annual assessment of indefinite-lived intangible assets, other than goodwill, for impairment using a qualitative assessment as of the first day of the third quarter, subsequent to the impairment recognized in the second quarter of 2023, and we determined that it is more likely than not that the fair value is more than the carrying amount for each of these intangible assets.
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

38	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Research Expense
Research and development costs are charged to expense as incurred.
Other Income
Certain amounts not directly associated with the current operations of the business are recorded in Other (income) and expense, net.
On June 1, 2023, we completed the sale transaction, announced on October 24, 2022, of our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $212, including the base purchase price of $175 and preliminary working capital and other closing adjustments of $37. This transaction also included a licensing agreement to allow the acquirer to manufacture and market in Brazil the Kleenex, Scott and Wypall brands to consumers and away-from-home customers for a period of time. Upon closure of the transaction, a gain of $74 pre-tax was recognized in Other (income) and expense, net. See Note 3 for details.
In the first quarter of 2022, an $85 non-recurring, non-cash gain was recognized in Other (income) and expense, net as a result of the remeasurement of the carrying value of our previously held equity investment to fair value upon the acquisition of a controlling interest in Thinx Inc. ("Thinx"). See Note 3 for details.
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
As of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”).  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net.  As of December 31, 2023, K-C Argentina had an immaterial net peso monetary position.  Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales in 2023, 2022 and 2021.
As of April 1, 2022, we elected to adopt highly inflationary accounting for our subsidiary in Türkiye (“K-C Türkiye”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of December 31, 2023, K-C Türkiye had an immaterial net lira monetary position. Net sales of K-C Türkiye were less than 1 percent of our consolidated net sales in 2023 and 2022.
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

39	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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
Accounting Standard -Adopted During 2023
In 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The new guidance requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the provision on roll forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted this ASU as of January 1, 2023, except for the amendment on roll forward information which was adopted January 1, 2024, on a prospective basis. As the guidance requires only additional disclosure, there were no effects of this standard on our financial position, results of operations or cash flows.
Accounting Standards Issued - Not Adopted as of December 31, 2023
In 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). The new guidance improves reportable segment disclosures primarily through enhanced disclosures about significant segment expenses and by requiring current annual disclosures to be provided in interim periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The new guidance is to be applied retrospectively to all prior periods presented unless impracticable to do so. As the guidance requires only additional disclosure, there will be no effects of this standard on our financial position, results of operations or cash flows.
In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis with retrospective application permitted. As the guidance requires only additional disclosure, there will be no effects of this standard on our financial position, results of operations or cash flows.
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

40	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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
The impact related to restructuring charges was recorded in Operating working capital and Other Operating Activities, as appropriate, in our consolidated cash flow statement. Cash payments of $235, $249, $302 and $325 were made during 2021, 2020, 2019 and 2018, respectively.
Note 3.    Acquisition and Divestiture
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx, an industry leader in the reusable period and incontinence underwear category, for total consideration of $181 consisting of cash of $53, the fair value of our previously held equity investment of $127, and certain share-based award costs of $1.
We previously accounted for our ownership interest in Thinx as an equity method investment, but upon increasing our ownership to 58 percent, we began consolidating the operations of Thinx into our financial statements at the end of the first quarter of 2022. The consolidated results of operations for Thinx are reported in our Personal Care business segment on a one-month lag. Prior to the acquisition of the remaining outstanding shares in the fourth quarter of 2023, the share of Thinx net income and equity attributable to the third-party minority owner of Thinx was classified in our consolidated income statement within Net income attributable to noncontrolling interests and in our consolidated balance sheet within Redeemable Common

41	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

and Preferred Securities of Subsidiaries. This noncontrolling equity interest was measured at the estimated redemption value, which approximated fair value.
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
Other Intangible Assets, Net includes brands and customer relationships which have estimated useful lives of 4 to 15 years, primarily 15 years. Based on the carrying value of these finite-lived assets as of December 31, 2023, amortization expense per year for each of the next five years is estimated to be approximately $3.
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

42	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

In the first quarter of 2023, we delivered a redemption notice to the third-party minority owner with respect to a portion of the remaining common securities of Thinx. The redemption closed in the second quarter of 2023, and we acquired additional ownership of Thinx for $48, increasing our controlling ownership to 70 percent. As part of the completion of a negotiated final redemption, we acquired the remaining 30 percent ownership of Thinx for $47 in the fourth quarter of 2023. As the purchase of additional ownership in an already controlled subsidiary represents an equity transaction, no gain or loss was recognized in consolidated net income or comprehensive income. The following table discloses the effect of the change in the ownership interest between us and the previous noncontrolling interest:

Year Ended December 31, 2023
Net income attributable to Kimberly-Clark Corporation	$1,764
Increase in Kimberly-Clark Corporation's additional paid-in capital for purchase of the remaining shares of Thinx(a)	87
Change in net income attributable to Kimberly-Clark Corporation and transfer to noncontrolling interests	$1,851
(a)    The acquisition of the remaining ownership of Thinx was recorded as a reduction in Redeemable Common and Preferred Securities of Subsidiaries of $234, an increase to retained earnings of $52, an increase to additional paid-in capital of $87, and a reduction of cash of $95.
Pro forma results of operations have not been presented as the impact on our consolidated financial statements is not material.
Divestiture
On June 1, 2023, we completed the sale transaction, announced on October 24, 2022, of our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $212, including the base purchase price of $175 and working capital and other closing adjustments of $37. This transaction also included a licensing agreement to allow the acquirer to manufacture and market in Brazil the Kleenex, Scott and Wypall brands to consumers and away-from-home customers for a period of time. The assets included in the sale agreement were reclassified to Other current assets as of December 31, 2022, and upon closure of the transaction, a gain of $74 pre-tax was recognized in Other (income) and expense, net. We incurred divestiture-related costs of $30 pre-tax, which were recorded in Cost of products sold and Marketing, research and general expenses, resulting in a net benefit of $44 pre-tax ($26 after tax).
Note 4.    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2023 and 2022 were as follows:

	Personal Care	Consumer Tissue	K-C Professional	Total
Balance at December 31, 2021	$961	$494	$385	$1,840
Acquisition	304	—	—	304
Effect of foreign currency translation	(60)	(6)	(4)	(70)
Balance at December 31, 2022	1,205	488	381	2,074
Divestiture	—	(4)	(3)	(7)
Effect of foreign currency translation	9	7	2	18
Balance at December 31, 2023	$1,214	$491	$380	$2,085
The carrying amounts of Other Intangible Assets, Net for the years ended December 31, 2023 and 2022 were as follows:

43	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

	December 31
	2023			2022
	Gross Carrying Amount(b)	Accumulated Amortization(b)	Net Carrying Amount	Gross Carrying Amount(b)	Accumulated Amortization(b)	Net Carrying Amount
Intangible assets with indefinite lives:
Brand names	$68	$—	$68	$610	$—	$610
Intangibles assets with finite lives:
Trademarks and brand names	148	(83)	65	253	(91)	162
Other intangible assets(a)	76	(12)	64	98	(19)	79
Total intangible assets with finite lives	224	(95)	129	351	(110)	241
Total	$292	$(95)	$197	$961	$(110)	$851
(a)    Other intangible assets primarily include customer and distributor relationships.
(b)    Amounts subject to foreign currency adjustments.
Amortization expense relating to the intangible assets with finite lives was $13, $15 and $9 for the three years ended December 31, 2023, 2022 and 2021, respectively. Based on the carrying values of the intangible assets with finite lives as of December 31, 2023, amortization expense for each of the next five years is estimated to be approximately $9.
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
Level 3—Prices or valuations that require inputs that are significant to the valuation and are unobservable.

44	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
During 2023 and 2022, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At December 31, 2023 and 2022, derivative assets were $70 and $99, respectively, and derivative liabilities were $259 and $318, respectively. The fair values of derivatives used to manage interest rate risk are based on the Secured Overnight Financing Rate ("SOFR") as of December 31, 2023, and on LIBOR rates as of December 31, 2022, and interest rate swap curves. The fair values of derivatives used to manage commodity price risk are based on commodity price quotations. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 12 for additional information on our use of derivative instruments.
Redeemable common and preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximates fair value. As of December 31, 2023 and 2022, the securities were valued at $26 and $258 respectively. The securities are not traded in active markets, and their measurement is considered a level 3 measurement. In 2023, all the redeemable common securities held by the third-party minority owner of Thinx were redeemed. Additional information is contained in Note 3.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $67 and $63 at December 31, 2023 and 2022, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in other assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2023		December 31, 2022
Assets
Cash and cash equivalents(a)	1	$1,093	$1,093	$427	$427
Time deposits(b)	1	169	169	268	268
Liabilities
Short-term debt(c)	2	2	2	373	373
Long-term debt(d)	2	7,982	7,569	8,049	7,403
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

45	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Note 6.    Debt and Redeemable Common and Preferred Securities of Subsidiaries
Long-term debt is composed of the following:

	Weighted- Average Interest Rate	Maturities	December 31
			2023	2022
Notes and debentures	3.3%	2024 - 2050	$7,851	$7,825
Industrial development revenue bonds	4.8%	2024 - 2051	59	169
Bank loans and other financings in various currencies	3.3%	2024 - 2039	72	55
Total long-term debt			7,982	8,049
Less current portion			565	471
Long-term portion			$7,417	$7,578
Scheduled maturities of long-term debt for the next five years are $566 in 2024, $559 in 2025, $403 in 2026, $601 in 2027 and $698 in 2028.
In February 2023, we issued $350 aggregate principal amount of 4.50 percent notes due February 16, 2033. Proceeds from the offering were used for general corporate purposes including the repayment of a portion of our commercial paper indebtedness.
In October 2021, we issued $600 aggregate principal amount of 2.00 percent notes due November 2, 2031. Proceeds from the offering were used for general corporate purposes.
We maintain a $2.0 billion revolving credit facility which expires in June 2028 and a $750 revolving credit facility which expires in May 2024.  These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
Redeemable common securities represented the share of Thinx equity attributable to the third-party minority owner of Thinx, which were redeemed in 2023. Additional information is contained in Note 3. Our subsidiary in Central America has outstanding redeemable preferred securities that are held by a non-controlling interest.
Note 7.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2023, the number of shares of common stock available for grants under the Plans aggregated to 8.8 million shares.
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

46	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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
Stock-based compensation costs of $169, $150 and $26 and related deferred income tax benefits of $36, $33 and $7 were recognized for 2023, 2022 and 2021, respectively.
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
The weighted-average fair value of stock options granted was estimated at $21.28 and $10.26, in 2022 and 2021, respectively, per option on the date of grant based on the following assumptions:

	Year Ended December 31
	2022	2021
Dividend yield	3.3%	3.9%
Volatility	22.1%	17.4%
Risk-free interest rate	2.8%	0.8%
Expected life - years	4.6	4.6
During 2023, no stock options were granted.
Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2023	Weighted-Average Service Years
Stock options	$4	0.5
Restricted shares and time-vested restricted share units	64	1.4
Performance-based restricted share units	29	1.7

A summary of stock-based compensation is presented below:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	5,117	$126.81
Granted	—	—
Exercised	(847)	114.92
Forfeited or expired	(73)	126.47
Outstanding at December 31, 2023	4,197	128.80	5.04	$14
Exercisable at December 31, 2023	3,578	128.40	4.55	$11

47	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

The total intrinsic value of options exercised during 2023, 2022 and 2021 was $23, $21 and $16, respectively.

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2023	845	$134.81	1,103	$138.96
Granted	790	141.59	288	143.34
Vested	(333)	135.33	(298)	137.11
Forfeited	(97)	138.75	(190)	136.25
Nonvested at December 31, 2023	1,205	133.14	903	130.36
The total fair value of restricted share units that were distributed to participants during 2023, 2022 and 2021 was $99, $118 and $100, respectively.
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
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 6.0 percent in 2024 and to decline to 4.5 percent in 2034 and thereafter. Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans.
As a result of restructuring actions related to the 2018 Global Restructuring Program, aggregate pension settlement charges of $91 and curtailment gains of $2 were recognized during 2021 in Nonoperating expense, primarily related to the defined benefit pension plans in the U.S, Switzerland and the United Kingdom (see Note 2 for further information about the 2018 Global Restructuring Program).

48	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2023	2022	2023	2022
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,441	$3,811	$533	$669
Service cost	13	16	4	7
Interest cost	121	89	30	21
Actuarial (gain) loss(a)	59	(1,000)	13	(113)
Currency and other	51	(197)	5	2
Benefit payments from plans	(141)	(173)	—	—
Direct benefit payments	(9)	(8)	(54)	(53)
Settlements	(66)	(97)	—	—
Benefit obligation at end of year	2,469	2,441	531	533
Change in Plan Assets
Fair value of plan assets at beginning of year	2,321	3,744	—	—
Actual return on plan assets	137	(987)	—	—
Employer contributions	26	30	—	—
Currency and other	52	(199)	—	—
Benefit payments	(141)	(173)	—	—
Settlements	(66)	(94)	—	—
Fair value of plan assets at end of year	2,329	2,321	—	—
Funded Status	$(140)	$(120)	$(531)	$(533)
(a) The actuarial net losses in 2023 and actuarial net gains in 2022 were primarily due to discount rate decreases and increases, respectively.
Substantially all of the funded status of pension and other benefits is recognized in the consolidated balance sheet in Noncurrent Employee Benefits, with the remainder recognized in Accrued expenses and other current liabilities and Other Assets.
Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2023	2022	2023	2022	2023	2022
Projected benefit obligation (“PBO”)	$2,123	$2,089	$346	$352	$2,469	$2,441
Accumulated benefit obligation (“ABO”)	2,123	2,089	298	305	2,421	2,394
Fair value of plan assets	2,019	2,018	310	303	2,329	2,321
Approximately one-half of the PBO and fair value of plan assets for the Principal Plans relate to the U.S. qualified and nonqualified pension plans.

49	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2023	2022
ABO	$2,273	$1,251
Fair value of plan assets	2,095	1,089
Information for Pension Plans with a PBO in Excess of Plan Assets

	December 31
	2023	2022
PBO	$2,288	$1,261
Fair value of plan assets	2,102	1,091
Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2023	2022	2021	2023	2022	2021
Service cost	$13	$16	$21	$4	$7	$8
Interest cost	121	89	80	30	21	19
Expected return on plan assets(a)	(128)	(123)	(132)	—	—	—
Recognized net actuarial (gain) loss	39	34	37	(3)	1	1
Settlements and curtailments	35	52	89	—	—	—
Other	—	1	(5)	1	(1)	(2)
Net periodic benefit cost	$80	$69	$90	$32	$28	$26
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
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits				Other Benefits
	Projected 2024	2023	2022	2021	2023	2022	2021
Discount rate	4.89%	5.19%	2.71%	1.98%	5.92%	3.15%	2.69%
Expected long-term return on plan assets	5.57%	5.75%	3.80%	3.41%	—	—	—
Rate of compensation increase	3.53%	3.49%	3.23%	3.07%	—	—	—

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Discount rate	4.89%	5.18%	5.66%	5.92%
Rate of compensation increase	3.53%	3.49%	—	—

50	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate. Our 2024 target plan asset allocation for the Principal Plans is approximately 85 percent fixed income securities and 15 percent equity securities.
The expected long-term rate of return is generally evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 6.05 percent in 2023, 3.55 percent in 2022 and 3.51 percent in 2021, and will be 5.73 percent in 2024.
Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy. More than 65 percent of the assets are held in pooled funds and are measured using a net asset value (or its equivalent). Accordingly, such assets do not meet the Level 1, Level 2, or Level 3 criteria of the fair value hierarchy.

	Fair Value Measurements at December 31, 2023
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$34	$23	$11	$—
Fixed Income
Held directly
U.S. government and municipals	98	97	1	—
U.S. corporate debt	203	—	203	—
Non-U.S. securitized	67	—	—	—
International bonds	38	—	38	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	85	—	—	—
U.S. corporate debt	408	—	—	—
International bonds	591	—	—	—
Equity
Held directly
U.S. equity	21	21	—	—
International equity	15	15	—	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	3	—	—	—
Global equity	224	—	—	—
Insurance Contracts	230	—	—	230
Other	2	2	—	—
Total Plan Assets	$2,019	$158	$253	$230
Futures contracts are used when appropriate to manage duration targets.  As of December 31, 2023 and 2022, the U.S. plan held directly Treasury futures contracts with a total notional value of approximately $288 and $362, respectively, and an

51	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

insignificant fair value. As of December 31, 2023 and 2022, the United Kingdom plan held through a pooled fund future contracts with a total notional value of approximately $417 and $524, and an insignificant fair value.
During 2023 and 2022, the plan assets did not include a significant amount of Kimberly-Clark common stock.

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
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2023, there were no significant concentrations of equity or debt securities in any single issuer or industry.

52	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

No level 3 transfers (in or out) were made in 2023 or 2022. Fair values of insurance contracts are based on an evaluation of various factors, including purchase price.
We expect to contribute approximately $20 to our defined benefit pension plans in 2024. Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2024	$182	$56
2025	193	56
2026	191	56
2027	192	54
2028	185	52
2029-2033	918	227
Defined Contribution Pension Plans
Our 401(k) profit sharing plan and supplemental plan provide for a matching contribution of a U.S. employee's contributions and accruals, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. We also have defined contribution pension plans for certain employees outside the U.S. Costs charged to expense for our defined contribution pension plans were $185 in 2023, $132 in 2022, and $116 in 2021. Approximately 25 percent of these costs were for plans outside the U.S.
Note 9.    Stockholders' Equity
The changes in the components of Accumulated Other Comprehensive Income ("AOCI") attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2021	$(2,422)	$(803)		$(34)		$20
Other comprehensive income (loss) before reclassifications	(347)	(51)		86		(139)
(Income) loss reclassified from AOCI	—	65	(a)	—	(a)	(44)
Net current period other comprehensive income (loss)	(347)	14		86		(183)
Balance as of December 31, 2022	(2,769)	(789)		52		(163)
Other comprehensive income (loss) before reclassifications	84	(57)		(9)		(153)
(Income) loss reclassified from AOCI	7	55	(a)	(4)	(a)	164
Net current period other comprehensive income (loss)	91	(2)		(13)		11
Balance as of December 31, 2023	$(2,678)	$(791)		$39		$(152)
(a)    Included in computation of net periodic pension and other postretirement benefits costs (see Note 8).
Included in the above defined benefit pension plans and other postretirement benefit plans balances as of December 31, 2023 is $750 and $2 of unrecognized net actuarial loss and unrecognized net prior service cost, respectively.

53	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, including the tax effect, are as follows:

	Year Ended December 31
	2023	2022	2021
Unrealized translation	$84	$(324)	$(248)
Tax effect	7	(23)	(17)
	91	(347)	(265)

Defined benefit pension plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	(49)	(109)	16
Amortization	39	34	37
Settlements and curtailments	35	52	91
Currency and other	(23)	36	10
	2	13	154
Unrecognized prior service cost/credit
Funded status recognition	3	2	(2)
Amortization	—	—	(4)
Curtailments	—	—	(3)
Currency and other	—	—	—
	3	2	(9)
Tax effect	(7)	(1)	(36)
	(2)	14	109
Other postretirement benefit plans
Unrecognized net actuarial loss and transition amount and other	(18)	113	12
Tax effect	5	(27)	(6)
	(13)	86	6
Cash flow hedges and other
Recognition of effective portion of hedges	(178)	(165)	70
Amortization	208	(58)	39
Currency and other	(14)	(22)	(4)
Tax effect	(5)	62	(22)
	11	(183)	83

Change in AOCI	$87	$(430)	$(67)
Amounts are reclassified from AOCI into Cost of products sold, Nonoperating expense, Interest expense, or Other (income) and expense, net, as applicable, in the consolidated income statement.
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation in 2023 is primarily due to the strengthening of various foreign currencies versus the U.S. dollar. Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

54	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Note 10.    Leases and Commitments
We have entered into leases for certain facilities, vehicles, material handling and other equipment. Our leases have remaining contractual terms up to 95 years, some of which include options to extend the leases for up to 99 years, and some of which include options to terminate the leases within 1 year. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Our lease costs are primarily related to facility leases for inventory warehousing and administration offices.
Lease Expense

	Year Ended December 31
	2023	2022	2021	Income Statement Classification
Operating lease expense	$147	$145	$157	Cost of products sold, Marketing, research and general expenses
Finance lease expense:
Amortization of lease assets	16	15	13	Cost of products sold
Interest on lease liabilities	2	1	2	Interest expense
Total finance lease expense	18	16	15
Variable lease expense(a)	253	242	219	Cost of products sold, Marketing, research and general expenses
Total lease expense	$418	$403	$391
(a)    Includes short-term leases, which are immaterial.
Lease Assets and Liabilities

	December 31
	2023	2022	Balance Sheet Classification
Assets
Operating lease	$450	$475	Other Assets
Finance lease	79	71	Property, Plant and Equipment, Net
Total lease assets	$529	$546
Liabilities
Current:
Operating lease	$130	$127	Accrued expenses and other current liabilities
Finance lease	14	11	Debt payable within one year
Noncurrent:
Operating lease	346	377	Other Liabilities
Finance lease	57	49	Long-Term Debt
Total lease liabilities	$547	$564
As of December 31, 2023 and 2022, accumulated amortization of finance lease assets was $37 and $32, respectively.

55	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Maturity of Lease Liabilities

	December 31, 2023
	Operating Leases	Finance Leases	Total
2024	$145	$16	$161
2025	128	14	142
2026	110	11	121
2027	64	9	73
2028	27	7	34
Thereafter	45	25	70
Total lease payments	519	82	601
Less imputed interest	43	10	53
Present value of lease liabilities	$476	$72	$548
As of December 31, 2023, our operating leases have a weighted-average remaining lease term of 4 years and a weighted-average discount rate of 4 percent and our finance leases have a weighted-average remaining lease term of 7 years and a weighted-average discount rate of 4 percent.
Supplemental Information Related to Leases

	December 31
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$147	$148	$155
Finance leases	17	11	13
Lease assets obtained in exchange for new lease obligations:
Operating leases	66	57	34
Finance leases	24	6	56
Other non-cash modifications to lease assets:
Operating leases	39	72	61
We have entered into long-term contracts for the purchase of superabsorbent materials, pulp and certain utilities. Commitments under these contracts based on current prices are $1,528 in 2024, $1,029 in 2025, $227 in 2026, $227 in 2027, $13 in 2028, and $18 beyond the year 2028.
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

56	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

particular ways, precluding particular business practices or requiring other remedies. An unfavorable outcome might result in a material adverse impact on our business, results of operations or financial position.
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
At December 31, 2023 and 2022, derivative assets were $70 and $99, respectively, and derivative liabilities were $259 and $318, respectively, primarily comprised of foreign currency exchange and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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

57	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of December 31, 2023, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $482, respectively. For years ended December 31, 2023, 2022 and 2021, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of December 31, 2023, outstanding commodity forward and price swap contracts were in place to hedge a portion of our estimated requirements of the related underlying commodities in 2024 and future periods. As of December 31, 2023, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $3.0 billion. For years ended December 31, 2023, 2022 and 2021, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At December 31, 2023, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income), net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at December 31, 2023 is December 2026.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.6 billion at December 31, 2023. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the year ended December 31, 2023, unrealized loss of $43 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of December 31, 2023.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Gain of $2, a loss of $29 and a loss of $5 were recorded in the years ending December 31, 2023, 2022 and 2021, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At December 31, 2023, the notional amount of these undesignated derivative instruments was approximately $2.8 billion.

58	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Note 13.    Income Taxes
An analysis of the Provision for income taxes follows:

	Year Ended December 31
	2023	2022	2021
Current income taxes
United States	$370	$248	$179
State	54	16	35
Other countries	351	288	335
Total	775	552	549
Deferred income taxes
United States	(133)	(27)	(18)
State	(28)	(1)	(1)
Other countries	(161)	(29)	(51)
Total	(322)	(57)	(70)
Total provision for income taxes	$453	$495	$479
The components of Income Before Income Taxes and Equity Interests follow:

	Year Ended December 31
	2023	2022	2021
United States	$2,004	$1,802	$1,580
Other countries	17	538	645
Total income before income taxes and equity interests	$2,021	$2,340	$2,225

59	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Deferred income tax assets and liabilities are comprised of the following:

	December 31
	2023	2022
Deferred tax assets
Pension and other postretirement benefits	$182	$179
Tax credits and loss carryforwards	668	534
Capitalized research costs	224	118
Lease liability	137	116
Derivatives	80	74
Other	357	409
	1,648	1,430
Valuation allowances	(302)	(299)
Total deferred tax assets	1,346	1,131

Deferred tax liabilities
Property, plant and equipment, net	943	940
Investments in subsidiaries	110	101
Goodwill	80	76
Intangible assets	12	153
Lease asset	128	111
Other	177	153
Total deferred tax liabilities	1,450	1,534

Net deferred tax assets (liabilities)	$(104)	$(403)

Valuation allowances at the end of 2023 primarily relate to tax credits, capital loss carryforwards, and income tax loss carryforwards of $1.5 billion. If these items are not utilized against taxable income, $463 of the income tax loss carryforwards will expire from 2024 through 2043. The remaining $1.0 billion has no expiration date.
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

60	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Presented below is a reconciliation of the Provision for income taxes computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2023	2022	2021
U.S. statutory rate applied to income before income taxes and equity interests	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.0	0.5	1.2
Routine tax incentives	(3.9)	(3.5)	(5.8)
Net nondeductible expenses	2.4	1.4	1.5
Net tax (benefit) cost on foreign income	1.1	2.4	2.4
Valuation allowance	2.8	1.3	2.4
Tax effects of the impairment of intangible assets	(1.4)	—	—
Other - net(a)	(0.6)	(1.9)	(1.2)
Effective income tax rate	22.4%	21.2%	21.5%
(a)    Other - net is composed of numerous items, none of which is greater than 1.05 percent of income before income taxes and equity interests.
As of December 31, 2023, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $7.2 billion.  Earnings of $3.3 billion were previously subject to U.S. federal income tax.  Any additional taxes due with respect to such previously-taxed foreign earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes. Deferred taxes have been recorded on $0.8 billion of earnings of foreign consolidated subsidiaries expected to be repatriated.  We do not intend to distribute the remaining $2.5 billion of previously-taxed foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. state income taxes on such earnings.
We consider any excess of the amount for financial reporting over tax basis in our foreign subsidiaries to be indefinitely reinvested. The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the $2.5 billion of previously-taxed foreign earnings is not practicable.
Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2023	2022	2021
Balance at January 1	$488	$506	$497
Gross increases for tax positions of prior years	38	22	62
Gross decreases for tax positions of prior years	(13)	(38)	(37)
Gross increases for tax positions of the current year	109	36	42
Settlements	(26)	(21)	(39)
Other	(8)	(17)	(19)
Balance at December 31	$588	$488	$506
Of the amounts recorded as unrecognized income tax benefits at December 31, 2023, $520 would reduce our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized income tax benefits in Provision for income taxes. During each of the three years ended December 31, 2023, the net impact of interest and penalties was not significant. Total accrued penalties and net accrued interest was $45 and $35 at December 31, 2023 and 2022, respectively.
It is reasonably possible that a number of uncertainties could be resolved within the next 12 months. The aggregate resolution of the uncertainties could be up to $190, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.

61	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

As of December 31, 2023, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2016	to	2023
United Kingdom	2021	to	2023
Brazil	2019	to	2023
China	2014	to	2023
South Korea	2020	to	2023
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
The Brazilian tax authority, Secretaria da Receita Federal do Brasil ("RFB"), concluded an audit for the taxable periods from 2008-2013. This audit included a review of our determinations of amortization of certain goodwill arising from prior acquisitions in Brazil, and the RFB has proposed adjustments that effectively eliminate the goodwill amortization benefits related to these transactions. Administrative appeals have been exhausted with a partial favorable decision for our position, and the remaining dispute is in the judicial phase. Based upon the matters that remain in dispute, the amount of the proposed tax and penalty adjustments is approximately $50 as of December 31, 2023 (translated at the December 31, 2023 currency exchange rate).  The amount ultimately in dispute will be significantly greater because of interest. The first instance judge has issued a decision in our favor, finding that our amortization of the goodwill at issue was valid; however, an appeal is pending and final resolution of this matter is expected to take a number of years.
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
Note 14.    Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The dilutive effect of stock options and other stock-based awards is reflected in diluted EPS by application of the treasury stock method. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

(Millions of shares)	2023	2022	2021
Basic	337.8	337.4	337.3
Dilutive effect of stock options and restricted share unit awards	1.0	0.9	1.5
Diluted	338.8	338.3	338.8
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of December 31, 2023, 2022 and 2021 was 337.0 million, 337.5 million and 336.8 million, respectively.
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

62	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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
•K-C Professional partners with businesses to create Exceptional Workplaces, helping to make them healthier, safer and more productive through a range of solutions and supporting products such as wipers, tissue, towels, personal protective gear, soaps and sanitizers. Our brands, including Kleenex, Scott, WypAll, Kimtech and KleenGuard are well known for quality and trusted to help people around the world work better.
Net sales to Walmart Inc. as a percent of our consolidated net sales were approximately 13 percent in 2023, and 2022 and 14 percent in 2021. Net sales to Walmart Inc. were primarily in the Personal Care and Consumer Tissue segments.

63	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Information concerning consolidated operations by business segment is presented in the following tables:
Consolidated Operations by Business Segment

	Year Ended December 31
	2023	2022	2021
NET SALES(a)
Personal Care	$10,691	$10,622	$10,267
Consumer Tissue	6,290	6,243	6,034
K-C Professional	3,404	3,256	3,072
Corporate & Other	46	54	67
TOTAL NET SALES	$20,431	$20,175	$19,440

OPERATING PROFIT(b)
Personal Care	$1,890	$1,787	$1,856
Consumer Tissue	976	806	888
K-C Professional	665	457	404
Corporate & Other(c)	(1,118)	(412)	(559)
Other (income) and expense, net(d)	69	(43)	28
TOTAL OPERATING PROFIT	$2,344	$2,681	$2,561
(a)Net sales in the U.S. to third parties totaled $10,362, $9,848 and $9,285 in 2023, 2022 and 2021, respectively. No other individual country's net sales exceeds 10 percent of total net sales.
(b)    Segment operating profit excludes Other (income) and expense, net and income and expenses not associated with the business segments.
(c)    Corporate & Other in 2023 includes divestiture-related costs associated with the sale of our Brazil tissue and K-C Professional business of $30 and the charges related to the impairment of intangible assets of $658. In 2022, it includes transaction and integration costs of $21 related to the acquisition of a controlling interest in Thinx, and in 2021, it includes charges of $265 related to the 2018 Global Restructuring Program. Restructuring charges in 2021 related to the Personal Care, Consumer Tissue and K-C Professional business segments were $104, $118 and $40, respectively.
(d)    Other (income) and expense, net in 2023 includes the gain of $74 related to the sale of our Brazil tissue and K-C Professional business, and in 2022 includes the non-cash, non-recurring gain of $85 related to the acquisition of a controlling interest in Thinx.

	Personal Care	Consumer Tissue	K-C Professional	Corporate & Other	Total
Depreciation and Amortization
2023	$387	$236	$127	$3	$753
2022	375	251	125	3	754
2021	355	291	116	4	766
Capital Spending
2023	342	285	123	16	766
2022	442	280	142	12	876
2021	536	303	157	11	1,007
Assets
2023	7,999	4,935	2,507	1,903	17,344
2022	9,086	5,048	2,675	1,161	17,970
2021	8,890	5,083	2,650	1,214	17,837

64	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Sales of Principal Products

(Billions of dollars)	2023	2022	2021
Baby and child care products	$7.1	$7.2	$7.2
Consumer tissue products	6.3	6.2	6.0
Away-from-home professional products	3.4	3.3	3.1
All other	3.6	3.5	3.1
Consolidated	$20.4	$20.2	$19.4

Note 16.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2023	2022	2021
Advertising expense	$1,075	$901	$893
Research expense	312	292	269
Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation's Share of Net Income
2023	$3,135	$1,003	$683	$410	$196
2022	2,690	707	438	240	116
2021	2,501	696	398	205	98
	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities	Stockholders' Equity
2023	$1,974	$1,362	$1,175	$1,687	$474
2022	1,585	1,303	814	1,751	323
2021	1,283	1,219	809	1,334	360
Equity companies are principally engaged in operations in the personal care and consumer tissue businesses. At December 31, 2023, our ownership interest in Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries ("KCM") was 47.9 percent. KCM is partially owned by the public, and its stock is publicly traded in Mexico. At December 31, 2023, our investment in this equity company was $244, and the estimated fair value of the investment was $3.0 billion based on the market price of publicly traded shares. Our other equity ownership interests are not significant to our consolidated balance sheet or financial results.
At December 31, 2023, undistributed net income of equity companies included in consolidated retained earnings was $1.1 billion.

65	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, Net	2023	2022
From customers	$2,063	$2,155
Other	150	189
Less allowance for doubtful accounts and sales discounts	(78)	(64)
Total	$2,135	$2,280

	December 31
	2023			2022
Summary of Inventories by Major Class	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$121	$292	$413	$147	$425	$572
Work in process	116	95	211	139	107	246
Finished goods	520	692	1,212	518	870	1,388
Supplies and other	—	311	311	—	302	302
	757	1,390	2,147	804	1,704	2,508
Excess of FIFO or weighted-average cost over LIFO cost	(192)	—	(192)	(239)	—	(239)
Total	$565	$1,390	$1,955	$565	$1,704	$2,269
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

	December 31
Summary of Property, Plant and Equipment, Net	2023	2022
Land	$149	$156
Buildings	3,067	3,062
Machinery and equipment	15,132	14,655
Construction in progress	803	676
	19,151	18,549
Less accumulated depreciation	(11,238)	(10,664)
Total	$7,913	$7,885
Property, plant and equipment, net in the U.S. as of December 31, 2023 and 2022 was $4,356 and $4,273, respectively.

66	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

	December 31
Summary of Accrued Expenses and Other Current Liabilities	2023	2022
Accrued advertising and promotion	$524	$455
Accrued salaries and wages	518	421
Accrued rebates	268	285
Accrued taxes - income and other	294	318
Operating leases	130	127
Accrued interest	88	82
Derivative liabilities	139	200
Other	355	401
Total	$2,316	$2,289
Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Operating Working Capital	Year Ended December 31
	2023	2022	2021
Accounts receivable	$127	$(151)	$(37)
Inventories	290	(76)	(417)
Trade accounts payable	(109)	109	627
Accrued expenses	125	92	(124)
Accrued income taxes	122	20	(4)
Derivatives	(15)	9	30
Currency and other	42	(20)	(29)
Total	$582	$(17)	$46

	Year Ended December 31
Other Cash Flow Data	2023	2022	2021
Interest paid	$277	$270	$243
Income taxes paid	648	468	492

Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. The outstanding amount related to the suppliers participating in this program was $1.0 billion as of December 31, 2023 and 2022, and was recorded within Trade accounts payable.

67	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Kimberly-Clark Corporation:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2024, expressed an unqualified opinion on the Corporation's internal control over financial reporting.
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

68	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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

•We evaluated trade promotion transactions using either analytical procedures or by evaluating individual transactions. When analytical procedures were performed, we developed an expectation for reduction in revenue associated with trade promotions based on the relationship with gross sales, among other factors, and compared to the recorded amount. When individual promotion transactions were evaluated, we obtained evidence of the promotion agreement with the customer and the amounts of the promotions earned.

•We evaluated management’s ability to estimate future promotion claims by comparing actual promotion claims to management’s historical estimates.

•We evaluated the reasonableness of management’s estimate of future promotion claims by testing the underlying data related to (1) customer sales associated with valid promotion events, (2) actual promotion claims, and (3) forecasted information.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 8, 2024
We have served as the Corporation’s auditor since 1928.

69	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective.
Deloitte & Touche LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, and has expressed an unqualified opinion in their report, which appears in this report.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Kimberly-Clark Corporation:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Corporation and our report dated February 8, 2024, expressed an unqualified opinion on those financial statements.
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

70	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 8, 2024

ITEM 9B.    OTHER INFORMATION
(b)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the quarter ended December 31, 2023, no such plans or other arrangements were adopted or terminated.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

71	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2024 Proxy Statement for the Annual Meeting of Stockholders (the "2024 Proxy Statement") are incorporated in this Item 10 by reference:
•"The Nominees" under "Proposal 1. Election of Directors," which identifies our directors and nominees for our Board of Directors.
•"Corporate Governance - Other Corporate Governance Policies and Practices - Code of Conduct," which describes our Code of Conduct.
•"Corporate Governance - Stockholder Rights," "Proposal 1. Election of Directors," "General Information about our Annual Meeting - Stockholder Director Nominees for Inclusion in Next Year's Proxy Statement," and "General Information about our Annual Meeting - Stockholder Director Nominees Not Included in Next Year's Proxy Statement," which describe the procedures by which stockholders may nominate candidates for election to our Board of Directors.
•"Corporate Governance - Board Committees - Audit Committee," which identifies members of the Audit Committee of our Board of Directors and audit committee financial experts.
Information regarding our executive officers is reported under the caption "Information About Our Executive Officers" in Part I of this Report.
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of our 2024 Proxy Statement captioned "Compensation Discussion and Analysis," "Compensation Tables," "Director Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation," "Other Information - CEO Pay Ratio Disclosure" and "Other Information - Pay Versus Performance" is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the sections of our 2024 Proxy Statement captioned "Compensation Tables - Equity Compensation Plan Information" and "Other Information - Security Ownership Information" is incorporated in this Item 12 by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of our 2024 Proxy Statement captioned "Other Information - Transactions with Related Persons" and "Corporate Governance - Director Independence" is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (Deloitte & Touche LLP, PCAOB ID 34)
The information in the sections of our 2024 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditor" is incorporated in this Item 14 by reference.

72	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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

Exhibit No. (4)e.	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (4)f.	Description of the Corporation's Common Stock, filed herewith.

Exhibit No. (4)g	Description of the Corporation’s 0.625% Notes due 2024, incorporated by reference to Exhibit No. (4)f of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

73	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

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

Exhibit No. (10)d.	Kimberly-Clark Corporation Voluntary Deferred Compensation Plan, incorporated by reference to Exhibit (10)d of the Corporation's Current Report on Form 8-K dated September 15, 2022.*

Exhibit No. (10)e.	First Amendment to the Kimberly-Clark Corporation Voluntary Deferred Compensation Plan, effective January 1, 2023.*

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

Exhibit No. (10)o.	2021 Equity Participation Plan effective April 29, 2021, incorporated by reference to Exhibit No. (10)o of the Corporation's Current Report on Form 8-K filed on April 29, 2021.*

74	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

Exhibit No. (10)p.	Severance Pay Plan, as amended and restated effective January 1, 2023, filed herewith.*

Exhibit No. (10)q.
Form of Award Agreements under 2021 Equity Participation Plan for Performance Restricted Stock Units, incorporated by reference to Exhibit No. (10)q of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.*

Exhibit No. (10)r.
Form of Award Agreements under 2021 Equity Participation Plan for Off-Cycle Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)r of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.*

Exhibit No. (10)s.
First Amendment to 2011 Equity Participation Plan, effective February 12, 2020, incorporated by reference to Exhibit No. (10)s of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.*

Exhibit No. (10)t.
Form of Award Agreements under 2021 Equity Participation Plan for Annual Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)t of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.*

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23)	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24)	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (97)a.	Executive Officer Incentive Compensation Recovery Policy, filed herewith.

Exhibit No. (101).INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No. 104	The cover page from this Current Report on Form 10-K formatted as Inline XBRL

75	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

*	A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

76	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 8, 2024	By:	/s/ Andrew S. Drexler
Andrew S. Drexler Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael D. Hsu	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 8, 2024
Michael D. Hsu

/s/ Nelson Urdaneta	Senior Vice President and Chief Financial Officer (principal financial officer)	February 8, 2024
Nelson Urdaneta

/s/ Andrew S. Drexler	Vice President and Controller (principal accounting officer)	February 8, 2024
Andrew S. Drexler

Directors

Sylvia M. Burwell	Sherilyn S. McCoy
John W. Culver	Christa S. Quarles
Mae C. Jemison	Jaime A. Ramirez
Deeptha Khanna	Dunia A. Shive
S. Todd Maclin	Mark T. Smucker
Deirdre A. Mahlan	Michael D. White

By:	/s/ Andrew S. Drexler	February 8, 2024
Andrew S. Drexler Attorney-in-Fact

77	KIMBERLY-CLARK CORPORATION - 2023 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Millions of dollars)

Description	Balance at Beginning of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2023
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$47	$15	$3	$6	(b)	$59
Allowances for sales discounts	17	248	(4)	242	(c)	19
December 31, 2022
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$40	$14	$(3)	$4	(b)	$47
Allowances for sales discounts	15	239	(3)	234	(c)	17
December 31, 2021
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$34	$12	$(4)	$2	(b)	$40
Allowances for sales discounts	16	225	(2)	224	(c)	15
(a)Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.
(b)Primarily uncollectible receivables written off.
(c)Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2023
Deferred taxes
Valuation allowance	$299	$46	$—	$43	$302
December 31, 2022
Deferred taxes
Valuation allowance	$279	$37	$—	$17	$299
December 31, 2021
Deferred taxes
Valuation allowance	$272	$12	$—	$5	$279
(a)Represents the net currency effects of translating valuation allowances at current rates of exchange and benefits recognized to Other Comprehensive Income.

78	KIMBERLY-CLARK CORPORATION - 2023 Annual Report