Form 10-Q
period 2024-03-31
KIMBERLY CLARK CORP
filed 2024-04-23
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

Large accelerated filer	☒	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of April 16, 2024, there were 336,709,077 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
(Millions of dollars, except per share amounts)	2024	2023
Net Sales	$5,149	$5,195
Cost of products sold	3,238	3,469
Gross Profit	1,911	1,726
Marketing, research and general expenses	1,039	924
Other (income) and expense, net	19	15
Operating Profit	853	787
Nonoperating expense	(15)	(16)
Interest income	10	7
Interest expense	(67)	(73)
Income Before Income Taxes and Equity Interests	781	705
Provision for income taxes	(184)	(173)
Income Before Equity Interests	597	532
Share of net income of equity companies	61	43
Net Income	658	575
Net income attributable to noncontrolling interests	(11)	(9)
Net Income Attributable to Kimberly-Clark Corporation	$647	$566

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.92	$1.68
Diluted	$1.91	$1.67
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2024	2023
Net Income	$658	$575
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(149)	93
Employee postretirement benefits	11	(8)
Cash flow hedges and other	63	(78)
Total Other Comprehensive Income (Loss), Net of Tax	(75)	7
Comprehensive Income	583	582
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(8)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$575	$574
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2024 Data is Unaudited)

(Millions of dollars)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$853	$1,093
Accounts receivable, net	2,383	2,135
Inventories	1,877	1,955
Other current assets	487	520
Total Current Assets	5,600	5,703
Property, Plant and Equipment, Net	7,772	7,913
Investments in Equity Companies	364	306
Goodwill	2,043	2,085
Other Intangible Assets, Net	190	197
Other Assets	1,123	1,140
TOTAL ASSETS	$17,092	$17,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$809	$567
Trade accounts payable	3,531	3,653
Accrued expenses and other current liabilities	2,131	2,316
Dividends payable	407	394
Total Current Liabilities	6,878	6,930
Long-Term Debt	7,161	7,417
Noncurrent Employee Benefits	652	669
Deferred Income Taxes	395	374
Other Liabilities	796	860
Redeemable Preferred Securities of Subsidiaries	26	26
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at March 31, 2024 and December 31, 2023	473	473
Additional paid-in capital	877	878
Common stock held in treasury, at cost - 41.8 and 41.6 million shares at March 31, 2024 and December 31, 2023, respectively	(5,252)	(5,222)
Retained earnings	8,601	8,368
Accumulated other comprehensive income (loss)	(3,655)	(3,582)
Total Kimberly-Clark Corporation Stockholders' Equity	1,044	915
Noncontrolling Interests	140	153
Total Stockholders' Equity	1,184	1,068
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,092	$17,344
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	378,597	$473	$878	41,599	$(5,222)	$8,368	$(3,582)	$153	$1,068
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	647	—	10	657
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(72)	(4)	(76)
Stock-based awards exercised or vested	—	—	(37)	(235)	26	—	—	—	(11)
Shares repurchased	—	—	—	459	(56)	—	—	—	(56)
Recognition of stock-based compensation	—	—	31	—	—	—	—	—	31
Dividends declared ($1.22 per share)	—	—	—	—	—	(411)	—	(19)	(430)
Other	—	—	5	—	—	(3)	(1)	—	1
Balance at March 31, 2024	378,597	$473	$877	41,823	$(5,252)	$8,601	$(3,655)	$140	$1,184

	Three Months Ended March 31, 2023
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	378,597	$473	$679	41,135	$(5,137)	$8,201	$(3,669)	$153	$700
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	566	—	10	576
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	8	(3)	5
Stock-based awards exercised or vested	—	—	(12)	(169)	18	—	—	—	6
Shares repurchased	—	—	—	265	(34)	—	—	—	(34)
Recognition of stock-based compensation	—	—	23	—	—	—	—	—	23
Dividends declared ($1.18 per share)	—	—	—	—	—	(398)	—	(16)	(414)
Other	—	—	4	—	—	(4)	1	(2)	(1)
Balance at March 31, 2023	378,597	$473	$694	41,231	$(5,153)	$8,365	$(3,660)	$142	$861
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended March 31
(Millions of dollars)	2024	2023
Operating Activities
Net income	$658	$575
Depreciation and amortization	185	188
Asset impairments	—	11
Stock-based compensation	32	24
Deferred income taxes	(11)	(50)
Net (gains) losses on asset dispositions	5	2
Equity companies' earnings (in excess of) less than dividends paid	(61)	(43)
Operating working capital	(367)	(85)
Postretirement benefits	2	(6)
Other	(5)	(3)
Cash Provided by Operations	438	613
Investing Activities
Capital spending	(194)	(201)
Investments in time deposits	(97)	(177)
Maturities of time deposits	119	259
Other	(9)	4
Cash Used for Investing	(181)	(115)
Financing Activities
Cash dividends paid	(398)	(391)
Change in short-term debt	4	(308)
Debt proceeds	—	348
Proceeds from exercise of stock options	3	11
Acquisitions of common stock for the treasury	(54)	(30)
Cash dividends paid to noncontrolling interests	(19)	(16)
Other	(21)	(11)
Cash Used for Financing	(485)	(397)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12)	(4)
Change in Cash and Cash Equivalents	(240)	97
Cash and Cash Equivalents - Beginning of Period	1,093	427
Cash and Cash Equivalents - End of Period	$853	$524
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
For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Highly Inflationary Accounting
GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, the countries’ functional currency becomes the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of March 31, 2024, K-C Argentina had an immaterial net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the three months ended March 31, 2024 and 2023.
In the first quarter of 2022, published inflation indices indicated that the three-year cumulative inflation in Türkiye exceeded 100 percent, and as of April 1, 2022, we elected to adopt highly inflationary accounting for our subsidiary in Türkiye (“K-C Türkiye”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of March 31, 2024, K-C Türkiye had an immaterial net lira monetary position. Net sales of K-C Türkiye were less than 1 percent of our consolidated net sales for the three months ended March 31, 2024 and 2023.
Recently Adopted Accounting Standard
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The new guidance requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. We adopted this ASU as of January 1, 2023, except for the amendment on roll forward information which was adopted January 1, 2024. As the guidance requires only additional disclosure, there were no effects of this standard on our financial position, results of operations or cash flows.
Recently Issued Accounting Standards
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
In March 2024, the Securities and Exchange Commission (“SEC”) adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of, among other things: climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition, and material direct greenhouse gas ("GHG") emissions from operations owned or controlled (Scope 1) and /or indirect GHG emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosure of certain climate-related metrics subject to certain materiality thresholds, including the effects of severe weather events and other natural conditions. Disclosure requirements will begin phasing in prospectively for fiscal years beginning on or after January 1, 2025. Subsequent to issuance, the rules became the subject of litigation, and the SEC has issued a stay to allow the legal process to proceed. We are currently evaluating the impact of the rules on our disclosures and will monitor the litigation progress for possible impacts on the disclosure requirements under the rules.
Note 2. 2024 Transformation Initiative
On March 27, 2024, we announced the 2024 Transformation Initiative intended to improve our focus on growth and reduce our structural cost base by reorganizing into three new business segments, making the corporate and regional overhead cost structures more efficient and optimizing our global supply chain. The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4 percent to 5 percent. Certain actions under the transformation initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution.
We expect to complete the transition to the new organizational structure by the end of 2024, and the transformation initiative is expected to be completed by the end of 2026, with total costs anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately half of that amount, primarily related to workforce reductions. Non-cash charges are primarily related to incremental depreciation and asset write-offs.
The following charges were incurred in connection with the 2024 Transformation Initiative:

Three Months Ended March 31, 2024
Marketing, research and general expenses
Charges for workforce reductions	$23
Other exit costs	22
Total charges	45
Provision for income taxes	(11)
Net charges attributable to Kimberly-Clark Corporation	$34

See Note 9 for charges by segment.
The following summarizes the transformation initiative liabilities activity for the quarter:

2024
Transformation initiative liabilities at January 1	$—
Charges for workforce reductions and other cash exit costs	45
Cash payments	(11)
Transformation initiative liabilities at March 31	$34

The $34 total transformation initiative liabilities were recorded in Accrued expenses and flowed through Operating working capital in our consolidated cash flow statement.

Note 3. Acquisition and Divestiture
Acquisition
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181. We previously accounted for our ownership interest in Thinx as an equity method investment, but upon increasing our ownership to 58 percent, we began consolidating the operations of Thinx into our financial statements at the end of the first quarter of 2022.
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
Divestiture
On June 1, 2023, we completed the sale transaction, announced on October 24, 2022, of our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $212. Upon closure of the transaction, a gain of $74 pre-tax was recognized in Other (income) and expense, net. We incurred divestiture-related costs of $30 pre-tax, which were recorded in Cost of products sold and Marketing, research and general expenses, resulting in a net benefit of $44 pre-tax ($26 after tax).
See Note 3, Acquisition and Divestiture, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for further information related to the Thinx acquisition and Brazil divestiture.
Note 4. Impairment of Intangible Assets
In the second quarter of 2023, we conducted forecasting and strategic reviews and integration assessments of our Softex Indonesia business, acquired in the fourth quarter of 2020, and with performance below expectations since acquisition, we revised internal financial projections of the business to reflect updated expectations of future financial performance. As a result of separate management reviews, we also have revised internal financial projections associated with our acquisition of a controlling interest in Thinx as a result of performance below expectations.
These revisions were considered triggering events requiring interim impairment assessments to be performed relative to the intangible assets that had been recorded as part of these acquisitions. These intangible assets were recorded as part of the Personal Care business segment and included indefinite-lived and finite-lived brands and finite-lived distributor and customer relationships. As a result of the interim impairment assessments, we recognized impairment charges, principally arising from the impairment charge of $593 related to the Softex business, totaling $658 pre-tax ($483 after tax) to write-down these intangible assets to their respective fair values aggregating to $188.
See Note 4, Goodwill and Other Intangible Assets, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for further information.
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

During the three months ended March 31, 2024 and for the full year 2023, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At March 31, 2024 and December 31, 2023, derivative assets were $84 and $70, respectively, and derivative liabilities were $210 and $259, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on the Secured Overnight Financing Rate ("SOFR") and interest rate swap curves and on commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 8.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of March 31, 2024 and December 31, 2023, the securities were valued at $26. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $69 and $67 at March 31, 2024 and December 31, 2023, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		March 31, 2024		December 31, 2023
Assets
Cash and cash equivalents(a)	1	$853	$853	$1,093	$1,093
Time deposits(b)	1	143	143	169	169
Liabilities
Short-term debt(c)	2	7	7	2	2
Long-term debt(d)	2	7,963	7,412	7,982	7,569
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

Note 6. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The dilutive effect of stock options and other stock-based awards is reflected in diluted EPS by application of the treasury stock method. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended March 31
(Millions of shares)	2024	2023
Basic	336.9	337.5
Dilutive effect of stock options and restricted share unit awards	1.4	1.1
Diluted	338.3	338.6
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of March 31, 2024 and 2023 was 336.8 million and 337.4 million, respectively.
Note 7. Stockholders' Equity
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
The change in net unrealized currency translation for the three months ended March 31, 2024 was primarily due to the weakening of certain foreign currencies versus the U.S. dollar.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2022	$(2,769)	$(789)		$52		$(163)
Other comprehensive income (loss) before reclassifications	95	(14)		—		(93)
(Income) loss reclassified from AOCI	—	7	(a)	(1)	(a)	15
Net current period other comprehensive income (loss)	95	(7)		(1)		(78)
Balance as of March 31, 2023	$(2,674)	$(796)		$51		$(241)

Balance as of December 31, 2023	$(2,678)	$(791)		$39		$(152)
Other comprehensive income (loss) before reclassifications	(144)	3		1		60
(Income) loss reclassified from AOCI	—	8	(a)	(1)	(a)	—
Net current period other comprehensive income (loss)	(144)	11		—		60
Balance as of March 31, 2024	$(2,822)	$(780)		$39		$(92)
(a)    Included in computation of net periodic benefit costs.

Note 8. Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments.
At March 31, 2024 and December 31, 2023, derivative assets were $84 and $70, respectively, and derivative liabilities were $210 and $259, respectively, primarily comprised of foreign currency exchange and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of March 31, 2024, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $475, respectively. For the three months ended March 31, 2024 and 2023, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of March 31, 2024, outstanding commodity forward and price swap contracts were in place to hedge a portion of our estimated requirements of the related underlying commodities in the remainder of 2024 and future periods. As of March 31, 2024, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $3 billion. For the three months ended March 31, 2024 and 2023, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2024, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at March 31, 2024 is March 2027.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $2 billion at March 31, 2024. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness.  We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense.  We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship.  Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged.  For the three months ended March 31, 2024, unrealized gains of $27 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of March 31, 2024.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Losses of $23 and a gain of $8 were recorded in the three months ended March 31, 2024 and 2023, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At March 31, 2024, the notional value of these undesignated derivative instruments was approximately $2.6 billion.
Note 9. Business Segment Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care, Consumer Tissue and K-C Professional. The reportable segments were determined in accordance with how our chief operating decision maker and our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes Other (income) and expense, net and income and expense not associated with ongoing operations of the business segments, including the costs of corporate decisions related to the 2024 Transformation Initiative described in Note 2.
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

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended March 31
	2024	2023	Change
NET SALES
Personal Care	$2,713	$2,704	—
Consumer Tissue	1,599	1,634	-2%
K-C Professional	823	847	-3%
Corporate & Other	14	10	N.M.
TOTAL NET SALES	$5,149	$5,195	-1%

OPERATING PROFIT
Personal Care	$545	$487	+12%
Consumer Tissue	290	240	+21%
K-C Professional	188	159	+18%
Corporate & Other(a)	(151)	(84)	N.M.
Other (income) and expense, net(a)	19	15	+27%
TOTAL OPERATING PROFIT	$853	$787	+8%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including charges related to the 2024 Transformation Initiative. The first quarter 2024 Transformation Initiative charges related to the business segments were $12 in Personal Care, $4 in Consumer Tissue and $2 in K-C Professional.
N.M. - Not Meaningful
Sales of Principal Products:

	Three Months Ended March 31
(Billions of dollars)	2024	2023
Baby and child care products	$1.8	$1.8
Consumer tissue products	1.6	1.6
Away-from-home professional products	0.8	0.8
All other	0.9	1.0
Consolidated	$5.1	$5.2
Note 10. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2024			December 31, 2023
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$117	$253	$370	$121	$292	$413
Work in process	123	84	207	116	95	211
Finished goods	552	645	1,197	520	692	1,212
Supplies and other	—	310	310	—	311	311
	792	1,292	2,084	757	1,390	2,147
Excess of FIFO or weighted-average cost over LIFO cost	(207)	—	(207)	(192)	—	(192)
Total	$585	$1,292	$1,877	$565	$1,390	$1,955
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2024	December 31, 2023
Land	$167	$149
Buildings	3,052	3,067
Machinery and equipment	15,064	15,132
Construction in progress	781	803
	19,064	19,151
Less accumulated depreciation	(11,292)	(11,238)
Total	$7,772	$7,913

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
•Overview of First Quarter 2024 Results
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
On March 27, 2024, we announced the 2024 Transformation Initiative designed to sharpen our strategic focus through a new operating model that leverages three synergistic forces:
•Accelerating pioneering innovation to capture significant growth available in our categories by investing in science and technology to satisfy unmet and evolving consumer needs,
•Optimizing our margin structure to deliver superior consumer propositions and implement initiatives and deploy technology and data analytics designed to create a fast, adaptable, integrated supply chain with greater visibility that can deliver continuous improvement, and
•Wiring our organization for growth to drive agility, speed, and focused execution that extends our competitive advantages further into the future.
The 2024 Transformation Initiative is intended to improve our focus on growth and reduce our structural cost base by reorganizing into three new business segments, making the corporate and regional overhead cost structures more efficient and optimizing our global supply chain. The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4 percent to 5 percent. Certain actions under the transformation initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution. We expect to complete the transition to the new organizational structure by the end of 2024, and the transformation initiative is expected to be completed by the end of 2026. Total pre-tax savings are expected to be $3 billion in gross productivity; inclusive of input cost and manufacturing cost savings, and $200 in selling, general and administrative expenses. Total costs are anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately half of that amount, primarily related to workforce reductions. Non-cash charges are primarily related to incremental depreciation and asset write-offs. First quarter total transformation initiative charges were $45 pre-tax ($34 after tax).
On April 7, 2024, we entered into an agreement to sell the personal protective equipment business included in our K-C Professional business segment for $640, subject to a customary purchase price adjustment. The transaction includes Kimtech branded products, such as gloves, apparel and masks, and KleenGuard branded products, such as gloves, apparel, respirators and eyewear, which serve a variety of scientific and industrial industries globally. The transaction is pending customary conditions and regulatory approval and is expected to close in the third quarter of 2024.
In February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181. In the first quarter of 2023, we delivered a redemption notice to the third-party minority owner with respect to a portion of the remaining common securities of Thinx. The redemption closed in the second quarter of 2023, and we acquired additional ownership of Thinx for $48, increasing our ownership to 70 percent. As part of the completion of a negotiated final redemption, we acquired the remaining 30 percent ownership of Thinx for $47 in the fourth quarter of 2023. As the purchase of additional ownership in an already controlled subsidiary represents an equity transaction, no gain or loss was recognized in consolidated net income or comprehensive income.

On June 1, 2023, we completed the sale transaction, announced on October 24, 2022, of our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $212. Upon closure of the transaction, a gain of $74 pre-tax was recognized in Other (income) and expense, net. We incurred divestiture-related costs of $30 pre-tax during the three months ended June 30, 2023, which were recorded in Cost of products sold and Marketing, research and general expenses, resulting in a net benefit of $44 pre-tax ($26 after tax).
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
This section presents a discussion and analysis of our first quarter 2024 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling prices on net sales. Changes in foreign currency exchange rates and divestitures and business exits also impact the year-over-year change in net sales. Revenue growth management is used to describe our capability that helps optimize our consumer value proposition and thereby maximize our brands' revenue potential with consumer-centric insights. It focuses on strategic pricing decisions, price pack architecture, managing our product mix, trade promotion activity and trading terms. Our analysis compares the three months ended March 31, 2024 results to the same period in 2023.
Throughout this MD&A, we refer to financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S., or GAAP, and are therefore referred to as non-GAAP financial measures. These measures include adjusted gross and operating profit, adjusted other (income) and expense, net, adjusted net income, adjusted earnings per share, and adjusted effective tax rate. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight into some of the financial measures used to evaluate management.
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
The non-GAAP financial measures exclude the following item for the relevant time period as indicated in the reconciliation included later in this MD&A:
•2024 Transformation Initiative - In 2024, we initiated this transformation initiative to improve our focus on growth and reduce our structural cost base by reorganizing into three new business segments, making the corporate and regional overhead cost structures more efficient and optimizing our global supply chain. Results in the first quarter of 2024 include charges related to this program. See Item 1, Note 2 to the unaudited interim consolidated financial statements for details.

Overview of First Quarter 2024 Results
•Net sales of $5.1 billion decreased 1 percent compared to the year-ago period, while organic sales grew 6 percent.
•Operating profit was $853 in 2024 and $787 in 2023. Net Income Attributable to Kimberly-Clark Corporation was $647 in 2024 compared to $566 in 2023, and diluted earnings per share were $1.91 in 2024 compared to $1.67 in 2023. Results in 2024 included pre-tax $45 (after tax $34) charges related to the 2024 Transformation Initiative.
Results of Operations and Related Information
This section presents a discussion and analysis of our first quarter 2024 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended March 31
	2024	2023	Percent Change
Net Sales:
North America	$2,815	$2,730	+3%
Outside North America	2,395	2,522	-5%
Intergeographic sales	(61)	(57)	+7%
Total Net Sales	5,149	5,195	-1%
Operating Profit:
North America	666	574	+16%
Outside North America	357	312	+14%
Corporate & Other(a)	(151)	(84)	N.M.
Other (income) and expense, net(a)	19	15	+27%
Total Operating Profit	853	787	+8%
Share of net income of equity companies	61	43	+42%
Net Income Attributable to Kimberly-Clark Corporation	647	566	+14%
Diluted Earnings per Share	1.91	1.67	+14%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended March 31, 2024
	As Reported	2024 Transformation Initiative	As Adjusted Non-GAAP
Marketing, research and general expenses	$1,039	$45	$994
Operating Profit	853	(45)	898
Provision for income taxes	(184)	11	(195)
Effective tax rate	23.6%	—	23.6%
Net Income Attributable to Kimberly-Clark Corporation	647	(34)	681
Diluted Earnings per Share(a)	1.91	(0.10)	2.01
(a)    "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Percent Change in Net Sales Three Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency	Total(a)	Organic(b)
Consolidated	1	1	4	(1)	(5)	(1)	6
North America	1	1	1	—	—	3	3
Developed & Emerging	1	1	14	(4)	(18)	(7)	15
Developed Markets	1	—	(3)	—	—	(2)	(2)

Percent Change in Operating Profit(f)	Volume	Net Price	Input Costs	Other Manufacturing Costs(c)	Currency Translation	Other(d)	Total
Three months ended	—	27	(2)	10	(12)	(9)	14
(a)    Total may not equal the sum of volume, mix/other, net price, divestitures and business exits and currency due to rounding and excludes intergeographic sales.
(b)    Combined impact of changes in volume, mix/other and net price.
(c)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(d)    Includes impact of changes in product mix and marketing, research and general expenses.
(e)    Impact of the sale of Brazil tissue and K-C Professional business.
(f)    Percent change calculated using adjusted operating profit for the three months ended March 31, 2024.
Net sales in the first quarter of $5.1 billion decreased 1 percent. Organic sales increased 6 percent as changes in net selling prices and product mix increased sales by 4 percent and 1 percent, respectively, with the increase in prices driven by hyperinflationary economies, mainly Argentina. Volume increased approximately 1 percent. Changes in foreign currency exchange rates decreased sales by 5 percent, while the divestiture of our Brazil tissue and K-C Professional business decreased sales by 1 percent.
In North America, net sales increased 3 percent, including increases of 2 percent in Personal Care and 6 percent in Consumer Tissue, partially offset by a decrease of 1 percent in K-C Professional. Outside North America, net sales decreased 7 percent in D&E markets and 2 percent in Developed Markets. Organic sales increased 15 percent in D&E markets and decreased 2 percent in Developed Markets.
Operating profit in the first quarter was $853 in 2024 and $787 in 2023. Excluding the charges associated with the 2024 Transformation Initiative, adjusted operating profit was $898. Results benefited from higher net revenue realization and gross productivity savings of $120, partially offset by higher marketing, research and general expenses, unfavorable currency effects, and supply chain investments.
Interest expense in the first quarter was $67 in 2024 compared to $73 in 2023.
The first quarter effective tax rate was 23.6 percent in 2024 and 24.5 percent in 2023. The first quarter adjusted effective tax rate was 23.6 percent in 2024.
Our share of net income of equity companies in the first quarter was $61 in 2024 and $43 in 2023. The increase was driven by Kimberly-Clark de Mexico, S.A.B. de C.V. results which benefited from favorable foreign currency effects, higher net selling prices and productivity savings, partially offset by higher general and administrative expenses.
Diluted net income per share for the first quarter was $1.91 in 2024 and $1.67 in 2023. First quarter adjusted earnings per share were $2.01 in 2024, an increase of 20 percent compared to $1.67 in 2023.

Results by Business Segments
Personal Care

	Three Months Ended March 31			Three Months Ended March 31
	2024	2023		2024	2023
Net Sales	$2,713	$2,704	Operating Profit	$545	$487

Percent Change in Net Sales Three Months Ended	Volume	Mix/Other	Net Price	Currency	Total(a)	Organic(b)
Total Personal Care	2	1	7	(9)	—	10
North America	1	1	—	—	2	2
D&E Markets	4	1	19	(24)	—	23
Developed Markets	(2)	—	—	(2)	(4)	(2)

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(c)	Currency Translation	Other(d)	Total
Three months ended	4	41	(10)	4	(19)	(8)	12
(a)    Total may not equal the sum of volume, mix/other, net price and currency due to rounding and excludes intergeographic sales.
(b)    Combined impact of changes in volume, mix/other and net price.
(c)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(d)    Includes impact of changes in product mix and marketing, research and general expenses.
Net sales in the first quarter of $2.7 billion were consistent with the prior year, while organic sales increased 10 percent, driven by changes in net selling prices and product mix of 7 percent and 1 percent, respectively, with the increase in prices driven by hyperinflationary economies, mainly Argentina. Volume increased approximately 2 percent. Innovation, solid commercial execution and supply improvements contributed to volume growth, led by a 4 percent increase in volume in D&E markets and a 1 percent increase in North America, partially offset by a 2 percent decrease in Developed Markets. Changes in foreign currency exchange rates decreased sales by 9 percent.
First quarter operating profit of $545 increased 12 percent. Results benefited primarily from higher net revenue realization and productivity savings, partially offset by unfavorable currency effects and higher marketing, research and general expenses.
Consumer Tissue

	Three Months Ended March 31			Three Months Ended March 31
	2024	2023		2024	2023
Net Sales	$1,599	$1,634	Operating Profit	$290	$240

Percent Change in Net Sales Three Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency	Total(a)	Organic(b)
Total Consumer Tissue	—	—	—	(3)	—	(2)	—
North America	2	1	3	—	—	6	6
D&E Markets	(8)	—	(2)	(13)	—	(25)	(11)
Developed Markets	3	—	(4)	—	—	(1)	(2)

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(c)	Currency Translation	Other(d)	Total
Three months ended	(2)	(1)	14	9	—	1	21
(a)    Total may not equal the sum of volume, mix/other, net price, divestitures and business exits and currency due to rounding and excludes intergeographic sales.
(b)    Combined impact of changes in volume, mix/other and net price.
(c)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(d)    Includes impact of changes in product mix and marketing, research and general expenses.
(e)    Impact of the sale of Brazil tissue and K-C Professional business.
Net sales in the first quarter of $1.6 billion decreased 2 percent, while organic sales were consistent with the prior year. Organic sales growth of 6 percent in North America was offset by decreases of 11 percent in D&E markets and 2 percent in Developed Markets. Divestitures and business exits decreased sales by approximately 3 percent.
First quarter operating profit of $290 increased 21 percent. Results benefited from lower input costs and productivity savings.
K-C Professional

	Three Months Ended March 31			Three Months Ended March 31
	2024	2023		2024	2023
Net Sales	$823	$847	Operating Profit	$188	$159

Percent Change in Net Sales Three Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency	Total(a)	Organic(b)
Total K-C Professional	(2)	1	2	(2)	(2)	(3)	2
North America	(3)	1	1	—	—	(1)	(1)
D&E Markets	(1)	—	13	(13)	(11)	(12)	12
Developed Markets	2	1	(4)	—	—	(1)	(1)

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Cost(c)	Currency Translation	Other(d)	Total
Three months ended	(8)	12	—	16	—	(2)	18
(a)    Total may not equal the sum of volume, mix/other, net price, divestitures and business exits and currency due to rounding and excludes intergeographic sales.
(b)    Combined impact of changes in volume, mix/other and net price.
(c)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(d)    Includes impact of changes in product mix and marketing, research and general expenses.
(e)    Impact of the sale of Brazil tissue and K-C Professional business.
First quarter net sales of $823 decreased 3 percent, while organic sales increased 2 percent, driven by changes in net selling prices and product mix of 2 percent and 1 percent, respectively, partially offset by decreased volume of approximately 2 percent. Volume impacts include ongoing rightsizing of the portfolio in North America to enhance focus on profitable growth. Changes in foreign currency exchange rates decreased sales by approximately 2 percent,and divestitures and business exits decreased sales by 2 percent.
First quarter operating profit of $188 increased 18 percent. Results benefited from productivity savings and higher net selling prices, partially offset by lower volumes.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $438 for the first three months of 2024 compared to $613 in the prior year. The decrease was driven by unfavorable changes in operating working capital partially offset by the increase in operating profit.
Investing
During the three months ended March 31, 2024, our capital spending was $194 compared to $201 in the prior year. We anticipate that full year capital spending will be approximately $900, including incremental spending from the 2024 Transformation Initiative.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $7 as of March 31, 2024 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the first quarter of 2024 was $4. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At March 31, 2024 and December 31, 2023, total debt was $8.0 billion.
We maintain a $2.0 billion revolving credit facility which expires in June 2028 and a $750 revolving credit facility which expires in May 2024.  These facilities, currently unused, support our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the first three months of 2024, we repurchased 459 thousand shares of our common stock at a total cost of $56 through a broker in the open market.
We have evaluated the effects of the Global anti-Base Erosion rules set forth by the Organization for Economic Co-Operation and Development, referred to as “Pillar 2,” which establishes a global minimum corporate tax rate of 15 percent. We have (1) determined that Pillar 2 legislation has been enacted in one or more of the jurisdictions in which the Company operates and the Company is within the scope of such legislation, (2) assessed such enacted legislation and, as applicable, the Transitional Safe Harbor provisions for Pillar 2 that apply, and (3) determined the impact will be immaterial to our financial results. We intend to file a Qualified Country-by-Country Report for the current year for each jurisdiction in which we intend to rely on the Transitional Country-by-Country Reporting Safe Harbor provisions.
We believe that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund working capital, payments for our 2024 Transformation Initiative, capital spending, pension contributions, dividends and other needs for the foreseeable future. Further, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall business, liquidity, financial condition or results of operations for the foreseeable future.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including raw material, energy and other input costs, the anticipated charges and savings from the 2024 Transformation Initiative, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, including the impact in Argentina and Türkiye, effective tax rate, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark.  There can be no assurance that these future events will occur as anticipated or that our results will be as estimated.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including the risk that we are not able to realize the anticipated benefits of the 2024

Transformation Initiative (including risks related to disruptions to our business or operations or related to any delays in implementation), war in Ukraine (including the related responses of consumers, customers, and suppliers and sanctions issued by the U.S., the European Union, Russia or other countries), pandemics, epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions, disruptions in the capital and credit markets, counterparty defaults (including customers, suppliers and financial institutions with which we do business), failure to realize the expected benefits or synergies from our acquisition and disposition activity, impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing, changes in customer preferences, severe weather conditions, regional instabilities and hostilities (including the war in Israel), government trade or similar regulatory actions, potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships, could affect the realization of these estimates.
The factors described under Item 1A, "Risk Factors" in our Form 10-K, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made by us or on our behalf. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.
Item 4.    Controls and Procedures
As of March 31, 2024, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the first quarter of 2024 were made through a broker in the open market.
The following table contains information for shares repurchased during the first quarter of 2024. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2024)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
January 1 to January 31	147,161	$122.29	1,050,699	38,949,301
February 1 to February 29	167,998	120.51	1,218,697	38,781,303
March 1 to March 31	143,669	125.26	1,362,366	38,637,634
Total	458,828
(a)Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on January 22, 2021 (the "2021 Program"). The 2021 Program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

Item 5.    Other Information
(c)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the quarter ended March 31, 2024, no such plans or other arrangements were adopted or terminated.

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
April 23, 2024