Form 10-Q
period 2024-06-30
KIMBERLY CLARK CORP
filed 2024-07-23
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of July 16, 2024, there were 336,804,427 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars, except per share amounts)	2024	2023	2024	2023
Net Sales	$5,029	$5,134	$10,178	$10,329
Cost of products sold	3,219	3,403	6,457	6,872
Gross Profit	1,810	1,731	3,721	3,457
Marketing, research and general expenses	1,066	1,015	2,105	1,939
Impairment of intangible assets	—	658	—	658
Other (income) and expense, net	89	(55)	108	(40)
Operating Profit	655	113	1,508	900
Nonoperating expense	(15)	(42)	(30)	(58)
Interest income	9	9	19	16
Interest expense	(72)	(76)	(139)	(149)
Income Before Income Taxes and Equity Interests	577	4	1,358	709
(Provision for) benefit from income taxes	(87)	32	(271)	(141)
Income Before Equity Interests	490	36	1,087	568
Share of net income of equity companies	63	50	124	93
Net Income	553	86	1,211	661
Net (income) loss attributable to noncontrolling interests	(9)	16	(20)	7
Net Income Attributable to Kimberly-Clark Corporation	$544	$102	$1,191	$668

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.61	$0.30	$3.53	$1.98
Diluted	$1.61	$0.30	$3.52	$1.97
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2024	2023	2024	2023
Net Income	$553	$86	$1,211	$661
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(48)	(52)	(197)	41
Employee postretirement benefits	10	24	21	16
Cash flow hedges and other	57	47	120	(31)
Total Other Comprehensive Income (Loss), Net of Tax	19	19	(56)	26
Comprehensive Income	572	105	1,155	687
Comprehensive (income) loss attributable to noncontrolling interests	(6)	20	(14)	12
Comprehensive Income Attributable to Kimberly-Clark Corporation	$566	$125	$1,141	$699
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(2024 Data is Unaudited)

(Millions of dollars, except share and per share amounts)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,163	$1,093
Accounts receivable, net	2,306	2,135
Inventories	1,915	1,955
Other current assets	565	520
Total Current Assets	5,949	5,703
Property, Plant and Equipment, Net	7,620	7,913
Investments in Equity Companies	381	306
Goodwill	2,019	2,085
Other Intangible Assets, Net	183	197
Other Assets	1,128	1,140
TOTAL ASSETS	$17,280	$17,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$806	$567
Trade accounts payable	3,613	3,653
Accrued expenses and other current liabilities	2,184	2,316
Dividends payable	408	394
Total Current Liabilities	7,011	6,930
Long-Term Debt	7,158	7,417
Noncurrent Employee Benefits	640	669
Deferred Income Taxes	380	374
Other Liabilities	784	860
Redeemable Preferred Securities of Subsidiaries	26	26
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1.2 billion shares; issued 378.6 million shares at June 30, 2024 and December 31, 2023	473	473
Additional paid-in capital	802	878
Common stock held in treasury, at cost - 41.6 million shares at June 30, 2024 and December 31, 2023, respectively	(5,241)	(5,222)
Retained earnings	8,734	8,368
Accumulated other comprehensive income (loss)	(3,632)	(3,582)
Total Kimberly-Clark Corporation Stockholders' Equity	1,136	915
Noncontrolling Interests	145	153
Total Stockholders' Equity	1,281	1,068
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,280	$17,344
See notes to the unaudited interim consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2024
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2024	378,597	$473	$877	41,823	$(5,252)	$8,601	$(3,655)	$140	$1,184
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	544	—	8	552
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	22	(2)	20
Stock-based awards exercised or vested	—	—	(113)	(997)	114	—	—	—	1
Shares repurchased	—	—	—	762	(103)	—	—	—	(103)
Recognition of stock-based compensation	—	—	38	—	—	—	—	—	38
Dividends declared ($1.22 per share)	—	—	—	—	—	(411)	—	(1)	(412)
Other	—	—	—	—	—	—	1	—	1
Balance at June 30, 2024	378,597	$473	$802	41,588	$(5,241)	$8,734	$(3,632)	$145	$1,281

	Six Months Ended June 30, 2024
(Millions of dollars, shares in thousands, except per share amounts)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	378,597	$473	$878	41,599	$(5,222)	$8,368	$(3,582)	$153	$1,068
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,191	—	18	1,209
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(50)	(6)	(56)
Stock-based awards exercised or vested	—	—	(150)	(1,232)	140	—	—	—	(10)
Shares repurchased	—	—	—	1,221	(159)	—	—	—	(159)
Recognition of stock-based compensation	—	—	69	—	—	—	—	—	69
Dividends declared ($2.44 per share)	—	—	—	—	—	(822)	—	(20)	(842)
Other	—	—	5	—	—	(3)	—	—	2
Balance at June 30, 2024	378,597	$473	$802	41,588	$(5,241)	$8,734	$(3,632)	$145	$1,281

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

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
(Millions of dollars)	2024	2023
Operating Activities
Net income	$1,211	$661
Depreciation and amortization	373	377
Asset impairments	5	676
Stock-based compensation	71	71
Deferred income taxes	(79)	(238)
Net (gains) losses on asset and business dispositions	83	(71)
Equity companies' earnings (in excess of) less than dividends paid	(82)	(60)
Operating working capital	(135)	(35)
Postretirement benefits	3	26
Other	9	(7)
Cash Provided by Operations	1,459	1,400
Investing Activities
Capital spending	(352)	(389)
Proceeds from asset and business dispositions	14	218
Investments in time deposits	(242)	(388)
Maturities of time deposits	235	470
Other	(31)	14
Cash Used for Investing	(376)	(75)
Financing Activities
Cash dividends paid	(809)	(790)
Change in short-term debt	7	(307)
Debt proceeds	—	357
Debt repayments	—	(350)
Proceeds from exercise of stock options	41	96
Acquisitions of common stock for the treasury	(156)	(63)
Cash paid for redemption of common securities of Thinx	—	(48)
Cash dividends paid to noncontrolling interests	(19)	(16)
Other	(62)	(31)
Cash Used for Financing	(998)	(1,152)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15)	(20)
Change in Cash and Cash Equivalents	70	153
Cash and Cash Equivalents - Beginning of Period	1,093	427
Cash and Cash Equivalents - End of Period	$1,163	$580
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
Highly Inflationary Accounting
GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, the countries’ functional currency becomes the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we adopted highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of June 30, 2024, K-C Argentina had an immaterial net peso monetary position. Net sales of K-C Argentina were approximately 1 percent of our consolidated net sales for the three and six months ended June 30, 2024 and 2023.
In the first quarter of 2022, published inflation indices indicated that the three-year cumulative inflation in Türkiye exceeded 100 percent, and as of April 1, 2022, we adopted highly inflationary accounting for our subsidiary in Türkiye (“K-C Türkiye”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of June 30, 2024, K-C Türkiye had an immaterial net lira monetary position. Net sales of K-C Türkiye were less than 1 percent of our consolidated net sales for the three and six months ended June 30, 2024 and 2023.
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
In March 2024, the Securities and Exchange Commission (“SEC”) adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of, among other things: climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition, and material direct greenhouse gas ("GHG") emissions from operations owned or controlled (Scope 1) and/or indirect GHG emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosure of certain climate-related metrics subject to certain materiality thresholds, including the effects of severe weather events and other natural conditions. Disclosure requirements will begin phasing in prospectively for fiscal years beginning on or after January 1, 2025. Subsequent to issuance, the rules became the subject of litigation, and the SEC has issued a stay to allow the legal process to proceed. We are currently evaluating the impact of the rules on our disclosures and will monitor the litigation progress for possible impacts on the disclosure requirements under the rules.
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
We expect to complete the transition to the new organizational structure by the end of 2024, and the transformation initiative is expected to be completed by the end of 2026, with total costs anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately half of that amount, primarily related to workforce reductions. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets.
The following charges were incurred in connection with the 2024 Transformation Initiative:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Cost of products sold:
Charges for workforce reductions	$34	$34
Asset write-offs	5	5
Incremental depreciation	3	3
Other exit costs	3	3
Total	45	45
Marketing, research and general expenses:
Charges for workforce reductions	46	69
Other exit costs	24	46
Total	70	115
Other (income) and expense, net(a)	75	75
Total charges	190	235
Provision for income taxes	(73)	(84)
Net charges attributable to Kimberly-Clark Corporation	$117	$151
(a)Other (Income) and expense, net includes losses recognized for the exit of certain markets as part of the transformation initiatives.
See Note 9 for charges by segment.

The following summarizes the transformation initiative liabilities activity:

2024
Transformation initiative liabilities at January 1	$—
Charges for workforce reductions and other cash exit costs	149
Cash payments	(35)
Transformation initiative liabilities at June 30	$114
Transformation initiative liabilities of $105 are recorded in Accrued expenses and other current liabilities and $9 are recorded in Other Liabilities as of June 30, 2024. The charges related to the transformation initiatives are reflected within Operating Activities of our consolidated statements of cash flows.
Note 3. Acquisition and Divestiture
Acquisition
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181. We previously accounted for our ownership interest in Thinx as an equity method investment, but upon increasing our ownership to 58 percent, we began consolidating the operations of Thinx into our consolidated financial statements at the end of the first quarter of 2022.
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
During the six months ended June 30, 2024 and for the full year 2023, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. At June 30, 2024 and December 31, 2023, derivative assets were $110 and $70, respectively, and derivative liabilities were $159 and $259, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on the Secured Overnight Financing Rate ("SOFR") and interest rate swap curves and on commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 8.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of June 30, 2024 and December 31, 2023, the securities were valued at $26. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $70 and $67 at June 30, 2024 and December 31, 2023, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		June 30, 2024		December 31, 2023
Assets
Cash and cash equivalents(a)	1	$1,163	$1,163	$1,093	$1,093
Time deposits(b)	1	168	168	169	169
Non-US government bonds(c)	2	30	37	—	—
Liabilities
Short-term debt(d)	2	9	9	2	2
Long-term debt(e)	2	7,955	7,323	7,982	7,569
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
(c)Non-US government bonds are composed of foreign issued debt securities that are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. These securities are recorded at amortized cost and are included in Other current assets or Other Assets in the consolidated balance sheet, as appropriate.
(d)Short-term debt is composed of U.S. commercial paper and/or other similar short-term debt issued by non-U.S. subsidiaries, all of which are recorded at cost, which approximates fair value.
(e)Long-term debt includes the current portion of these debt instruments. Fair values were estimated based on quoted prices for financial instruments for which all significant inputs were observable, either directly or indirectly.
Note 6. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The dilutive effect of stock options and other stock-based awards is reflected in diluted EPS by application of the treasury stock method. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of shares)	2024	2023	2024	2023
Basic	337.1	338.0	337.0	337.7
Dilutive effect of stock options and restricted share unit awards	0.9	0.9	1.2	1.0
Diluted	338.0	338.9	338.2	338.7
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of June 30, 2024 and 2023 was 337.0 million and 338.2 million, respectively.
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
Also included in unrealized translation amounts are the effects of foreign currency exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.
The change in net unrealized currency translation for the six months ended June 30, 2024 was primarily due to the weakening of certain foreign currencies versus the U.S. dollar.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation		Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2022	$(2,769)		$(789)		$52		$(163)
Other comprehensive income (loss) before reclassifications	46		(18)		(1)		(103)
(Income) loss reclassified from AOCI	—		35	(a)	—	(a)	71
Net current period other comprehensive income (loss)	46		17		(1)		(32)
Balance as of June 30, 2023	$(2,723)		$(772)		$51		$(195)

Balance as of December 31, 2023	$(2,678)		$(791)		$39		$(152)
Other comprehensive income (loss) before reclassifications	(232)		7		(1)		92
(Income) loss reclassified from AOCI	45	(b)	15	(a)	(1)	(a)	25
Net current period other comprehensive income (loss)	(187)		22		(2)		117
Balance as of June 30, 2024	$(2,865)		$(769)		$37		$(35)
(a)    Included in computation of net periodic benefit costs.
(b)    Included in other (income) and expense, net as part of the charges related to the 2024 Transformation Initiative at June 30, 2024 (see Note 2).
Note 8. Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments.
At June 30, 2024 and December 31, 2023, derivative assets were $110 and $70, respectively, and derivative liabilities were $159 and $259, respectively, primarily comprised of foreign currency exchange and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of June 30, 2024, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $480, respectively. For the six months ended June 30, 2024 and 2023, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of June 30, 2024, outstanding commodity forward and price swap contracts were in place to hedge a portion of our estimated requirements of the related underlying commodities in the remainder of 2024 and future periods. As of June 30, 2024, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $3.0 billion. For the six months ended June 30, 2024, and 2023, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2024, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place at June 30, 2024 is June 2027.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.7 billion at June 30, 2024. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness. We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense. We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship. Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged. For the six months ended June 30, 2024, unrealized gains, net of tax, of $35 related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
No significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness as of June 30, 2024.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Losses of $9 and $14 were recorded in the three months ended June 30, 2024 and 2023, respectively. Losses of $32 and $6 were recorded in the six months ended June 30, 2024 and 2023, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At June 30, 2024, the notional value of these undesignated derivative instruments was approximately $3.1 billion.
Note 9. Business Segment Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care, Consumer Tissue and K-C Professional. The reportable segments were determined in accordance with how our Chief Executive Officer, who is our chief operating decision maker, and our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes Other (income) and expense, net and income and expense not associated with ongoing operations of the business segments, including the costs of corporate decisions related to the 2024 Transformation Initiative described in Note 2.
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
Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended June 30			Six Months Ended June 30
	2024	2023	Change	2024	2023	Change
NET SALES
Personal Care	$2,692	$2,685	—	$5,405	$5,389	—
Consumer Tissue	1,486	1,549	-4%	3,085	3,183	-3%
K-C Professional	841	887	-5%	1,664	1,734	-4%
Corporate & Other	10	13	N.M.	24	23	N.M.
TOTAL NET SALES	$5,029	$5,134	-2%	$10,178	$10,329	-1%

OPERATING PROFIT
Personal Care	$540	$472	+14%	$1,085	$959	+13%
Consumer Tissue	245	200	+23%	535	440	+22%
K-C Professional	186	187	-1%	374	346	+8%
Corporate & Other(a)	(227)	(801)	N.M.	(378)	(885)	N.M.
Other (income) and expense, net(a)	89	(55)	N.M.	108	(40)	N.M.
TOTAL OPERATING PROFIT	$655	$113	+480%	$1,508	$900	+68%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the ongoing operations of the business segments, including in 2024 the charges related to the 2024 Transformation Initiative. The 2024 Transformation Initiative charges related to the Personal Care, Consumer Tissue and K-C Professional business segments were $60 , $24, and $23, respectively for the three months ended June 30, 2024 and $72, $28 and $25, respectively for the six months ended June 30, 2024. In 2023, it includes the net benefit related to the sale of our Brazil tissue and K-C Professional business and the impairment of intangible assets.
N.M. - Not Meaningful

Sales of Principal Products:

	Three Months Ended June 30		Six Months Ended June 30
(Billions of dollars)	2024	2023	2024	2023
Baby and child care products	$1.8	$1.8	$3.6	$3.5
Consumer tissue products	1.5	1.5	3.1	3.2
Away-from-home professional products	0.8	0.9	1.7	1.7
All other	0.9	0.9	1.8	1.9
Consolidated	$5.0	$5.1	$10.2	$10.3
Note 10. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2024			December 31, 2023
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$127	$269	$396	$121	$292	$413
Work in process	118	82	200	116	95	211
Finished goods	546	665	1,211	520	692	1,212
Supplies and other	—	311	311	—	311	311
	791	1,327	2,118	757	1,390	2,147
Excess of FIFO or weighted-average cost over LIFO cost	(203)	—	(203)	(192)	—	(192)
Total	$588	$1,327	$1,915	$565	$1,390	$1,955
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2024	December 31, 2023
Land	$161	$149
Buildings	3,023	3,067
Machinery and equipment	15,011	15,132
Construction in progress	785	803
	18,980	19,151
Less accumulated depreciation	(11,360)	(11,238)
Total	$7,620	$7,913
Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. The outstanding amount related to the suppliers participating in this program was $1.0 billion of June 30, 2024 and December 31, 2023, and was recorded within Trade accounts payable.

Note 11. Subsequent Event - Divestiture
On July 1, 2024, we completed the pending sale transaction that was announced on April 7, 2024, of the personal protective equipment business included in our K-C Professional business segment for $640, subject to certain post-closing adjustments. The transaction includes Kimtech branded products, such as gloves, apparel and masks, and KleenGuard branded products, such as gloves, apparel, respirators and eyewear, which serve a variety of scientific and industrial industries globally. The assets included in the sale agreement have been reclassified to Other current assets as of June 30, 2024, and we will recognize a gain in Other (income) and expense, net in the third quarter of 2024.

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
•Overview of Second Quarter 2024 Results
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
The 2024 Transformation Initiative is intended to improve our focus on growth and reduce our structural cost base by reorganizing into three new business segments, making the corporate and regional overhead cost structures more efficient and optimizing our global supply chain. The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4 percent to 5 percent. Certain actions under the transformation initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution. We expect to complete the transition to the new organizational structure by the end of 2024, and the transformation initiative is expected to be completed by the end of 2026. Total pre-tax savings are expected to be $3.0 billion in gross productivity; inclusive of input cost and manufacturing cost savings, and $200 in selling, general and administrative expenses. Total costs are anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately half of that amount, primarily related to workforce reductions. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. Second quarter total transformation initiative charges were $190 pre-tax ($117 after tax). For the six months ended June 30, 2024, total transformation initiative charges were $235 pre-tax ($151 after tax).
On July 1, 2024, we completed the pending sale transaction that was announced on April 7, 2024, of the personal protective equipment business included in our K-C Professional business segment for $640, subject to certain post-closing adjustments. The transaction includes Kimtech branded products, such as gloves, apparel and masks, and KleenGuard branded products, such as gloves, apparel, respirators and eyewear, which serve a variety of scientific and industrial industries globally. The assets included in the sale agreement have been reclassified to Other current assets as of June 30, 2024, and we will recognize a gain in Other (income) and expense, net in the third quarter of 2024.
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
Consistent with the humanitarian nature of our products, we manufacture and sell only essential items in Russia, such as baby diapers and feminine pads, which are critical to the health and hygiene of women, girls and babies. Beginning in March 2022, we significantly adjusted our business in Russia, substantially curtailing media, advertising and promotional activity and suspending capital investments, other than certain maintenance investments, in our sole manufacturing facility in Russia. Our Russia business has represented approximately 1 to 2 percent of our net global sales, operating profit and total assets. Our ability to continue our operations in Russia may change as the situation evolves. We have experienced high input costs, supply chain complexities, reduced consumer demand, restricted access to raw materials and production assets, and restricted access to financial institutions, as well as supply chain, professional services, monetary, currency, trade and payment/investment sanctions and related controls. As the business, geopolitical and regulatory environment concerning Russia evolves, we may not be able to sustain the limited manufacture and sale of our products, and our assets may be partially or fully impaired.
This section presents a discussion and analysis of our second quarter 2024 net sales, operating profit and other information relevant to an understanding of the results of operations. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling prices excluding prior year's impact of divestitures on business exits on net sales. Changes in foreign currency exchange rates and divestitures and business exits also impact the year-over-year change in net sales. Revenue growth management is used to describe our capability that helps optimize our consumer value proposition and thereby maximize our brands' revenue potential with consumer-centric insights. It focuses on strategic pricing decisions, price pack architecture, managing our product mix, trade promotion activity and trading terms. Our analysis compares the three and six months ended June 30, 2024 results to the same periods in 2023.
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
The non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:
•2024 Transformation Initiative - In 2024, we initiated this transformation initiative to improve our focus on growth and reduce our structural cost base by reorganizing into three new business segments, making the corporate and regional overhead cost structures more efficient and optimizing our global supply chain. Results in 2024 include charges related to this program. See Item 1, Note 2 to the unaudited interim consolidated financial statements for details.

•Sale of Brazil tissue and K-C Professional business - In the second quarter of 2023, we recognized a net benefit related to the sale of our Brazil tissue and K-C Professional business. See Item 1, Note 3 to the unaudited interim consolidated financial statements for details.
•Impairment of intangible assets - In the second quarter of 2023, we recognized charges related to the impairment of certain intangible assets related to Softex Indonesia and Thinx. See Item 1, Note 4 to the unaudited interim consolidated financial statements for details.
•Pension settlements - In the second quarter of 2023, pension settlement charges were recognized related to lump-sum distributions from pension plan assets exceeding the total of annual service and interest costs resulting in a recognition of deferred actuarial losses.
The income tax effect of these non-GAAP items is calculated based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment. The impact of these non-GAAP items on the Company’s effective tax rate represents the difference in the effective tax rate calculated with and without the non-GAAP adjustment on Income Before Income Taxes and Equity Interests and Provision for income taxes.
Overview of Second Quarter 2024 Results
•Net sales of $5.0 billion decreased 2 percent compared to the year-ago period, while organic sales grew 4 percent.
•Operating profit was $655 in 2024 and $113 in 2023. Net Income Attributable to Kimberly-Clark Corporation was $544 in 2024 compared to $102 in 2023, and diluted earnings per share were $1.61 in 2024 compared to $0.30 in 2023. Results in 2024 include charges related to the 2024 Transformation Initiative, compared to 2023 results which include the net benefit related to the sale of the Brazil tissue and K-C Professional business, charges related to the impairment of intangible assets and pension settlement charges.
Results of Operations and Related Information
This section presents a discussion and analysis of our second quarter 2024 net sales, operating profit and other information relevant to an understanding of the results of operations.
Consolidated

Selected Financial Results	Three Months Ended June 30			Six Months Ended June 30
	2024	2023	Percent Change	2024	2023	Percent Change
Net Sales:
North America	$2,823	$2,782	+1%	$5,638	$5,512	+2%
Outside North America	2,275	2,424	-6%	4,670	4,946	-6%
Intergeographic sales	(69)	(72)	-4%	(130)	(129)	+1%
Total Net Sales	5,029	5,134	-2%	10,178	10,329	-1%
Operating Profit:
North America	663	615	+8%	1,329	1,189	+12%
Outside North America	308	244	+26%	665	556	+20%
Corporate & Other(a)	(227)	(801)	N.M.	(378)	(885)	N.M.
Other (income) and expense, net(a)	89	(55)	N.M.	108	(40)	N.M.
Total Operating Profit	655	113	+480%	1,508	900	+68%
(Provision for) benefit from income taxes	(87)	32	N.M.	(271)	(141)	+92%
Share of net income of equity companies	63	50	+26%	124	93	+33%
Net Income Attributable to Kimberly-Clark Corporation	544	102	+433%	1,191	668	+78%
Diluted Earnings per Share	1.61	0.30	+437%	3.52	1.97	+79%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the ongoing operations of the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful

GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended June 30, 2024
	As Reported	2024 Transformation Initiative	As Adjusted Non-GAAP
Cost of products sold	$3,219	$45	$3,174
Gross Profit	1,810	(45)	1,855
Marketing, research and general expenses	1,066	70	996
Other (income) and expense, net	89	75	14
Operating Profit	655	(190)	845
Provision for income taxes	(87)	73	(160)
Effective tax rate	15.1%	—	20.9%
Net Income Attributable to Kimberly-Clark Corporation	544	(117)	661
Diluted Earnings per Share(a)	1.61	(0.35)	1.96

	Three Months Ended June 30, 2023
	As Reported	Sale of Brazil Tissue and K-C Professional Business	Impairment of Intangible Assets	Pension Settlements	As Adjusted Non-GAAP
Cost of products sold	$3,403	$15	$—	$—	$3,388
Gross Profit	1,731	(15)	—	—	1,746
Marketing, research and general expenses	1,015	15	—	—	1,000
Impairment of intangible assets	658	—	658	—	—
Other (income) and expense, net	(55)	(74)	—	—	19
Operating Profit	113	44	(658)	—	727
Nonoperating expense	(42)	—	—	(27)	(15)
(Provision for) benefit from income taxes	32	(18)	175	7	(132)
Effective tax rate	N.M.	—	—	—	20.5%
Net (income) loss attributable to noncontrolling interests	16	—	20	—	(4)
Net Income Attributable to Kimberly-Clark Corporation	102	26	(463)	(20)	559
Diluted Earnings per Share(a)	0.30	0.08	(1.36)	(0.06)	1.65

	Six Months Ended June 30, 2024
	As Reported	2024 Transformation Initiative	As Adjusted Non-GAAP
Cost of products sold	$6,457	$45	$6,412
Gross Profit	3,721	(45)	3,766
Marketing, research and general expenses	2,105	115	1,990
Other (income) and expense, net	108	75	33
Operating Profit	1,508	(235)	1,743
Provision for income taxes	(271)	84	(355)
Effective tax rate	20.0%	—	22.3%
Net Income Attributable to Kimberly-Clark Corporation	1,191	(151)	1,342
Diluted Earnings per Share(a)	3.52	(0.45)	3.97

	Six Months Ended June 30, 2023
	As Reported	Sale of Brazil Tissue and K-C Professional Business	Impairment of Intangible Assets	Pension Settlements	As Adjusted Non-GAAP
Cost of products sold	$6,872	$15	$—	$—	$6,857
Gross Profit	3,457	(15)	—	—	3,472
Marketing, research and general expenses	1,939	15	—	—	1,924
Impairment of intangible assets	658	—	658	—	—
Other (income) and expense, net	(40)	(74)	—	—	34
Operating Profit	900	44	(658)	—	1,514
Nonoperating expense	(58)	—	—	(27)	(31)
Provision for income taxes	(141)	(18)	175	7	(305)
Effective tax rate	19.9%	—	—	—	22.6%
Net (income) loss attributable to noncontrolling interests	7	—	20	—	(13)
Net Income Attributable to Kimberly-Clark Corporation	668	26	(463)	(20)	1,125
Diluted Earnings per Share(a)	1.97	0.08	(1.36)	(0.06)	3.32
(a)    "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.
N.M. - Not Meaningful
Analysis of Consolidated Results

Percent Change in Net Sales Three Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency	Total(a)	Organic(b)
Consolidated	1	—	2	(1)	(5)	(2)	4
North America	—	—	—	—	—	1	1
D&E Markets	2	—	9	(4)	(15)	(7)	12
Developed Markets	2	—	(5)	—	(1)	(4)	(3)

Percent Change in Net Sales Six Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency	Total(a)	Organic(b)
Consolidated	1	1	3	(1)	(5)	(1)	5
North America	1	1	1	—	—	2	2
D&E Markets	1	1	12	(4)	(17)	(7)	14
Developed Markets	1	—	(4)	—	(1)	(3)	(2)

Percent Change in Adjusted Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(c)	Currency Translation	Other(d)	Total
Three months ended	1	14	(2)	13	(7)	(3)	16
Six months ended	1	21	(2)	11	(9)	(7)	15
(a)    Total may not equal the sum of volume, mix/other, net price, divestitures and business exits and currency due to rounding and excludes intergeographic sales.
(b)    Combined impact of changes in volume, mix/other and net price excluding prior year's impact of divestitures and business exits.
(c)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(d)    Includes impact of changes in product mix and marketing, research and general expenses.
(e)    Impact of the sale of Brazil tissue and K-C Professional business.

Consolidated net sales for the three months ended June 30, 2024 of $5.0 billion decreased 2 percent compared to the year-ago period. Organic sales increased 4 percent as changes in net selling prices and volume increased sales by 2 percent and 1 percent, respectively, with the increase in net selling prices driven by hyperinflationary economies, mainly Argentina. Changes in foreign currency exchange rates decreased sales by 5 percent, while the divestiture of our Brazil tissue and K-C Professional business decreased sales by 1 percent.
In North America, net sales increased 1 percent primarily from a 5 percent increase in Personal Care, partially offset by a decline of 4 percent and 2 percent in K-C Professional and Consumer Tissue, respectively. Outside North America, net sales decreased 7 percent in D&E markets and 4 percent in Developed Markets, primarily due to divestitures and business exits and unfavorable currency impacts. Organic sales increased 12 percent in D&E markets reflecting both pricing and volume gains, while Developed Markets decreased 3 percent due to temporary energy surcharge-related price increases in the prior period, partially offset by volume gains.
Consolidated net sales for the six months ended June 30, 2024 of $10.2 billion decreased 1 percent compared to the year-ago period. Organic sales increased 5 percent, as changes in net selling prices, product mix, and volume increased sales by 3 percent, 1 percent, and 1 percent, respectively. The increase in net selling prices was driven by hyperinflationary economies, mainly Argentina. Changes in foreign currency exchange rates decreased sales by approximately 5 percent, while the divestiture of our Brazil tissue and K-C Professional business decreased sales by 1 percent. Changes in net and organic sales for North America, D&E Markets, and Developed Markets were relatively consistent with those discussed for the quarter-to-date period above.
Operating profit for the three and six months ended June 30, 2024 was $655 and $1.5 billion, respectively, compared to $113 and $900 for the same year-ago periods. Results in 2024 include charges related to the 2024 Transformation Initiative, compared to 2023 results which include the net benefit related to the sale of the Brazil tissue and K-C Professional business and charges related to the impairment of intangible assets. Excluding these items, adjusted operating profit for the three and six months ended June 30, 2024 was $845 and $1.7 billion, respectively, representing a 16 percent and 15 percent increase compared to the same year-ago periods. Results benefited from improved gross profit as a result of higher organic sales, and gross supply chain productivity savings of approximately $135 and $255 for the three and six months ended June 30, 2024, respectively, partially offset by input cost inflation, primarily in D&E markets, supply chain related investments, unfavorable currency effects and higher marketing, research and general expenses.
Interest expense for the three and six months ended June 30, 2024 was $72 and $139, respectively, compared to $76 and $149 for the same year-ago periods.
The effective tax rate for the three and six months ended June 30, 2024 was 15.1 percent and 20.0 percent, respectively. The effective tax rate for the three months ended June 30, 2024 differed from the U.S. statutory federal tax rate of 21.0 percent primarily due to the discrete tax benefits associated with the 2024 Transformation Initiative charges. The effective tax rate for the three months ended June 30, 2023 differed from the U.S. statutory federal tax rate of 21.0 percent primarily due to the discrete tax benefit associated with charges for the impairment of intangible assets. The adjusted effective tax rate for the three and six months ended June 30, 2024 was 20.9 percent and 22.3 percent, respectively, compared to 20.5 percent and 22.6 percent for the same year-ago periods.
Our share of net income of equity companies for the three and six months ended June 30, 2024 was $63 and $124, respectively, compared to $50 and $93 for the same year-ago periods. The increases were driven by Kimberly-Clark de Mexico, S.A.B. de C.V. results which benefited from favorable foreign currency effects, volume and mix growth, and productivity savings, partially offset by higher general and administrative expenses.
Diluted earnings per share for the three and six months ended June 30, 2024 were $1.61 and $3.52, respectively, compared to $0.30 and $1.97 for the same year-ago periods. Adjusted diluted earnings per share for the three and six months ended June 30, 2024 were $1.96 and $3.97, respectively, representing a 19 percent and 20 percent increase compared to the same year-ago periods.

Results by Business Segments
Personal Care

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023		2024	2023	2024	2023
Net Sales	$2,692	$2,685	$5,405	$5,389	Operating Profit	$540	$472	$1,085	$959

Percent Change in Net Sales Three Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits	Currency	Total(a)	Organic(b)
Total Personal Care	3	1	4	—	(8)	—	8
North America	4	1	—	—	—	5	5
D&E Markets	2	1	12	—	(20)	(5)	15
Developed Markets	(1)	—	(2)	—	(2)	(6)	(4)

Percent Change in Net Sales Six Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits	Currency	Total(a)	Organic(b)
Total Personal Care	2	1	6	—	(9)	—	9
North America	3	1	—	—	—	4	4
D&E Markets	3	1	16	—	(22)	(2)	19
Developed Markets	(2)	—	(1)	—	(2)	(5)	(3)

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(c)	Currency Translation	Other(d)	Total
Three months ended	6	25	(10)	5	(9)	(3)	14
Six months ended	5	33	(10)	5	(14)	(6)	13
(a)    Total may not equal the sum of volume, mix/other, net price and currency due to rounding and excludes intergeographic sales.
(b)    Combined impact of changes in volume, mix/other and net price excluding prior year's impact of divestitures and business exits.
(c)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(d)    Includes impact of changes in product mix and marketing, research and general expenses.
Net sales for the three months ended June 30, 2024 of $2.7 billion were consistent with the prior year as organic growth of 8 percent was offset by foreign currency translation. The increase in organic sales was driven by changes in net selling prices, volume, and product mix of 4 percent, 3 percent and 1 percent, respectively. The increase in net selling prices was driven by hyperinflationary economies, mainly Argentina, while innovation, commercial execution and supply improvements contributed to volume growth, led by a 4 percent and 2 percent increase in our North America and D&E markets, respectively. Net sales for the six months ended June 30, 2024 were flat to the prior year, consistent with the impacts of organic growth and foreign currency translation discussed above.
Operating profit for the three and six months ended June 30, 2024 of $540 and $1.1 billion increased 14 percent and 13 percent, respectively, compared to the same year-ago periods. Results benefited primarily from favorable volume and mix, pricing net of inflation and gross supply chain productivity savings, partially offset by unfavorable currency effects and higher marketing, research and general expenses.

Consumer Tissue

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023		2024	2023	2024	2023
Net Sales	$1,486	$1,549	$3,085	$3,183	Operating Profit	$245	$200	$535	$440

Percent Change in Net Sales Three Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency	Total(a)	Organic(b)
Total Consumer Tissue	—	—	(1)	(2)	—	(4)	(2)
North America	(3)	(1)	2	—	—	(2)	(2)
D&E Markets	—	(1)	(3)	(11)	(1)	(15)	(4)
Developed Markets	5	—	(6)	—	(1)	(2)	(1)

Percent Change in Net Sales Six Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency	Total(a)	Organic(b)
Total Consumer Tissue	—	—	(1)	(2)	—	(3)	(1)
North America	—	—	2	—	—	2	2
D&E Markets	(4)	—	(3)	(12)	(1)	(20)	(8)
Developed Markets	4	—	(5)	—	—	(2)	(1)

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(c)	Currency Translation	Other(d)	Total
Three months ended	(10)	(7)	19	25	(1)	(3)	23
Six months ended	(5)	(4)	17	16	(1)	(1)	22
(a)    Total may not equal the sum of volume, mix/other, net price, divestitures and business exits and currency due to rounding and excludes intergeographic sales.
(b)    Combined impact of changes in volume, mix/other and net price excluding prior year's impact of divestitures and business exits.
(c)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(d)    Includes impact of changes in product mix and marketing, research and general expenses.
(e)    Impact of the sale of Brazil tissue and K-C Professional business.
Net sales for the three months ended June 30, 2024 of $1.5 billion decreased 4 percent due to impacts from divestitures and business exits of 2 percent and a 2 percent decline in organic sales. Organic sales were negatively impacted by retailer inventory volume adjustments in North America and lower pricing in Developed Markets due to temporary energy surcharge-related price increases in the prior period. Net sales for the six months ended June 30, 2024 of $3.1 billion decreased 3 percent due to impacts from divestitures and business exits, coupled with a decline in organic sales from lower pricing in Developed Markets.
Operating profit for the three and six months ended June 30, 2024 of $245 and $535 increased 23 percent and 22 percent, respectively, compared to the same year-ago periods. Results benefited from productivity savings and more balanced pricing relative to input costs.

K-C Professional

	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023		2024	2023	2024	2023
Net Sales	$841	$887	$1,664	$1,734	Operating Profit	$186	$187	$374	$346

Percent Change in Net Sales Three Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency	Total(a)	Organic(b)
Total K-C Professional	—	1	(1)	(3)	(2)	(5)	—
North America	(3)	—	(1)	—	—	(4)	(4)
D&E Markets	7	1	10	(16)	(12)	(10)	20
Developed Markets	3	1	(9)	—	(1)	(5)	(4)

Percent Change in Net Sales Six Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency	Total(a)	Organic(b)
Total K-C Professional	(1)	1	1	(3)	(2)	(4)	1
North America	(3)	1	—	—	—	(2)	(3)
D&E Markets	3	1	12	(14)	(11)	(11)	17
Developed Markets	3	1	(7)	—	(1)	(3)	(3)

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Cost(c)	Currency Translation	Other(d)	Total
Three months ended	2	(3)	(1)	10	(3)	(6)	(1)
Six months ended	(3)	4	(1)	13	(1)	(4)	8
(a)    Total may not equal the sum of volume, mix/other, net price, divestitures and business exits and currency due to rounding and excludes intergeographic sales.
(b)    Combined impact of changes in volume, mix/other and net price excluding prior year's impact of divestitures and business exits.
(c)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(d)    Includes impact of changes in product mix and marketing, research and general expenses.
(e)    Impact of the sale of Brazil tissue and K-C Professional business.
Net sales for the three months ended June 30, 2024 of $841 decreased 5 percent primarily due to divestitures and business exits and unfavorable currency impacts. Organic sales were flat to the prior period as favorable mix gains were offset by lower pricing in Developed Markets due to temporary energy surcharge-related price increases in the prior period and decreased volume in North America partially due to ongoing rightsizing of the portfolio to enhance focus on profitable growth. Net sales for the six months ended June 30, 2024 of $1.7 billion decreased 4 percent primarily due to divestitures and business exits and unfavorable currency impacts. This decline was partially offset by a 1 percent increase in organic sales driven by price realization and mix benefits.
Operating profit for the three months ended June 30, 2024 of $186 decreased 1 percent compared to the prior year as productivity gains were offset by manufacturing cost headwinds, higher marketing, research and general expenses, and unfavorable pricing net of cost inflation. Operating profit for the six months ended June 30, 2024 of $374 increased 8 percent compared to the same year-ago period. Results primarily benefited from productivity savings and higher net selling prices, partially offset by lower volumes.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $1.5 billion during the six months ended June 30, 2024 compared to $1.4 billion in the prior year. The increase was driven by the increase in operating profit, excluding the effect of non-cash charges, partially offset by unfavorable changes in operating working capital.
Investing
During the six months ended June 30, 2024, our capital spending was $352 compared to $389 in the prior year. We anticipate that full year capital spending will be approximately $800, including incremental spending from the 2024 Transformation Initiative. Proceeds from asset and business dispositions of $218 in the first six months of 2023 primarily reflected the sale of our Brazil tissue and K-C Professional business.
Financing
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $9 as of June 30, 2024 (included in Debt payable within one year on the consolidated balance sheet). The average month-end balance of short-term debt for the second quarter of 2024 was $6. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
At June 30, 2024 and December 31, 2023, total debt was $8.0 billion.
We maintain a $2.0 billion revolving credit facility which expires in June 2028 and a $750 revolving credit facility which expires in May 2025. These facilities, currently unused, support our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During the six months ended June 30, 2024, we repurchased 1.2 million shares of our common stock at a total cost of $159 through a broker in the open market.
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
The factors described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made by us or on our behalf. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.
Item 4.    Controls and Procedures
As of June 30, 2024, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the second quarter of 2024 were made through a broker in the open market.
The following table contains information for shares repurchased during the second quarter of 2024. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2024)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
April 1 to April 30	140,170	$128.39	1,502,536	38,497,464
May 1 to May 31	216,940	133.84	1,719,476	38,280,524
June 1 to June 30	404,971	137.97	2,124,447	37,875,553
Total	762,081
(a)Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on January 22, 2021 (the "2021 Program"). The 2021 Program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

Item 5.    Other Information
(c)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended June 30, 2024, no such plans or other arrangements were adopted or terminated.

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
July 23, 2024